Form 10-Q
period 2014-09-30
Enova International, Inc.
filed 2014-11-14
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-35503

Enova International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-3190813
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Jackson Blvd. Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

(312) 568-4200

(Registrant’s telephone number, including area code)

NONE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

33,000,000 of the Registrant’s common shares, $.00001 par value, were issued and outstanding as of November 14, 2014. All of the Registrant’s common stock was owned by Cash America International, Inc. as of such date.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements give current expectations or forecasts of future events and reflect the views and assumptions of senior management with respect to the business, financial condition, operations and prospects of Enova International, Inc. and its subsidiaries (collectively, the “Company”). When used in this report, terms such as “believes,” “estimates,” “should,” “could,” “would,” “plans,” “expects,” “intends,” “anticipates,” “may,” “forecast,” “project” and similar expressions or variations as they relate to the Company or its management are intended to identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that are beyond the ability of the Company to control and, in some cases, predict. Accordingly, there are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these statements. Key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements include, but are not limited to, the following:

•	the effect of laws and regulations targeting our industry that directly or indirectly regulate or prohibit our operations or render them unprofitable or impractical;
•

the effect of and compliance with domestic and international consumer credit, tax and other laws and government rules and regulations applicable to our business, including changes in such laws, rules and regulations, or changes in the interpretation or enforcement thereof, and the regulatory and examination authority of the Consumer Financial Protection Bureau with respect to providers of consumer financial products and services in the United States and the Financial Conduct Authority in the United Kingdom;

•	changes in our U.K. business practices in response to the requirements of the Financial Conduct Authority;
•

the effect of and compliance with enforcement actions, orders and agreements issued by applicable regulators, such as the November 2013 Consent Order issued by the Consumer Financial Protection Bureau;

•

our ability to effectively operate as a stand-alone, public company following our separation from our parent company, Cash America International, Inc. (“Cash America”), as described elsewhere in this report;

•	our ability to process or collect consumer loans through the Automated Clearing House system;
•	the deterioration of the political, regulatory or economic environment in countries where we operate or in the future may operate;
•	the actions of third parties who provide, acquire or offer products and services to, from or for us;
•	public and regulatory perception of the consumer loan business and our business practices;
•	the effect of any current or future litigation proceedings and any judicial decisions or rule-making that affects us, our products or the legality or enforceability of our arbitration agreements;
•	changes in demand for our services, changes in competition and the continued acceptance of the online channel by our customers;
•	changes in our ability to satisfy our debt obligations or to refinance existing debt obligations or obtain new capital to finance growth;
•	a prolonged interruption in the operations of our facilities, systems and business functions, including our information technology and other business systems;
•	our ability to maintain an allowance or liability for estimated losses on consumer loans that is adequate to absorb credit losses;
•

compliance with laws and regulations applicable to our international operations, including anti-corruption laws such as the Foreign Corrupt Practices Act and the U.K. Bribery Act 2010 and international anti-money laundering, trade and economic sanctions laws;

•	our ability to attract and retain qualified officers;
•	cyber-attacks or security breaches;
•	acts of God, war or terrorism, pandemics and other events;
•	the ability to successfully integrate newly acquired businesses into our operations;
•	interest rate and foreign currency exchange rate fluctuations;
•	changes in the capital markets, including the debt and equity markets;
•	the effect of any of the above changes on our business or the markets in which we operate; and

•	other risks and uncertainties described herein.

The foregoing list of factors is not exhaustive and new factors may emerge or changes to these factors may occur that would impact the Company’s business and cause actual results to differ materially from those expressed in any of our forward looking statements. Additional information regarding these and other factors may be contained in the Company’s filings with the Securities and Exchange Commission (the “SEC”). Readers of this report are encouraged to review all of the Risk Factors contained in the Company’s filings with the SEC to obtain more detail about the Company’s risks and uncertainties. All forward-looking statements involve risks, assumptions and uncertainties. The occurrence of the events described, and the achievement of the expected results, depends on many events, some or all of which are not predictable or within the Company’s control. If one or more events related to these or other risks or uncertainties materialize, or if management’s underlying assumptions prove to be incorrect, actual results may differ materially from what the Company anticipates. The forward-looking statements in this report are made as of the date of this report, and the Company disclaims any intention or obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of this report. All forward-looking statements in this report are expressly qualified in their entirety by the foregoing cautionary statements.

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	September 30,		December 31,
	2014	2013	2013
Assets
Current assets:
Cash and cash equivalents	$104,241	$61,381	$47,480
Consumer loans, net	303,694	272,001	303,467
Income taxes receivable	14	—	—
Prepaid expenses and other assets	12,738	7,996	8,686
Deferred tax assets	26,558	33,082	30,914
Total current assets	447,245	374,460	390,547
Property and equipment, net	35,598	40,178	39,405
Goodwill	255,865	255,869	255,869
Intangible assets, net	18	71	45
Other assets	21,712	6,269	6,286
Total assets	$760,438	$676,847	$692,152
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$71,373	$43,448	$49,614
Related party payable, net	13,369	—	—
Total current liabilities	84,742	43,448	49,614
Deferred tax liabilities	45,657	44,191	45,306
Other liabilities	105	7	51
Long-term debt	494,021	437,397	424,133
Total liabilities	624,525	525,043	519,104
Commitments and contingencies
Stockholder’s equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 33,000,000 shares issued and outstanding	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Retained earnings	134,975	150,427	169,947
Accumulated other comprehensive income	938	1,377	3,101
Total stockholder’s equity	135,913	151,804	173,048
Total liabilities and stockholder’s equity	$760,438	$676,847	$692,152

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$205,168	$198,098	$615,115	$556,553
Cost of Revenue	72,919	90,389	206,195	228,547
Gross Profit	132,249	107,709	408,920	328,006
Expenses
Marketing	33,393	36,523	92,699	94,592
Operations and technology	19,362	17,959	54,370	52,505
General and administrative	31,167	17,991	82,525	61,879
Depreciation and amortization	5,338	3,958	13,772	12,986
Total Expenses	89,260	76,431	243,366	221,962
Income from Operations	42,989	31,278	165,554	106,044
Interest expense, net	(13,136)	(4,909)	(25,201)	(14,738)
Foreign currency transaction loss	(155)	(737)	(555)	(1,023)
Income before Income Taxes	29,698	25,632	139,798	90,283
Provision for income taxes	11,213	8,544	50,629	31,959
Net Income	$18,485	$17,088	$89,169	$58,324
Earnings Per Share:
Earnings per common share, basic and diluted	$0.56	$0.52	$2.70	$1.77
Weighted average common shares outstanding, basic and diluted	33,000	33,000	33,000	33,000

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Income	$18,485	$17,088	$89,169	$58,324
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain(a)	(5,228)	3,501	(2,163)	643
Total other comprehensive (loss) gain, net of tax	(5,228)	3,501	(2,163)	643

Comprehensive Income	$13,257	$20,589	$87,006	$58,967

(a)

Net of tax benefit (provision) of $2,927 and $(1,970) for the three months ended September 30, 2014 and 2013, respectively, and $1,211 and $(357) for the nine months ended September 30, 2014 and 2013, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands, except per share data)

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholder’s
	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2012	33,000	$—	$96,682	$734	$97,416
Net equity transactions with parent			(4,579)	—	(4,579)
Net income			58,324	—	58,324
Foreign currency translation gain, net of tax			—	643	643
Balance at September 30, 2013	33,000	$—	$150,427	$1,377	$151,804

Balance at December 31, 2013	33,000	$—	$169,947	$3,101	$173,048
Net equity transactions with parent			(1,757)	—	(1,757)
Net income			89,169	—	89,169
Dividend paid to Cash America ($3.71 per share)			(122,384)	—	(122,384)
Foreign currency translation loss, net of tax			—	(2,163)	(2,163)
Balance at September 30, 2014	33,000	$—	$134,975	$938	$135,913

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities
Net Income	$89,169	$58,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,772	12,986
Amortization of deferred loan costs and debt discount	1,161	—
Cost of revenue	206,195	228,547
Non-cash affiliate interest expense	7,629	14,738
Stock-based compensation	257	378
Deferred income taxes, net	5,997	3,224
Other	313	261
Changes in operating assets and liabilities:
Finance and service charges on consumer loans	1,773	(4,351)
Prepaid expenses and other assets	(4,256)	2,495
Accounts payable and accrued expenses	22,550	(853)
Related party payable, net	13,369	—
Current intercompany income taxes payable	(129)	118
Other operating assets and liabilities	—	3
Net cash provided by operating activities	357,800	315,870
Cash Flows from Investing Activities
Consumer loans originated or acquired	(987,575)	(970,526)
Consumer loans repaid	778,504	699,398
Purchases of property and equipment	(9,858)	(11,544)
Other investing activities	8	—
Net cash used in investing activities	(218,921)	(282,672)
Cash Flows from Financing Activities
Issuance of long-term debt	493,810	—
Dividend paid to parent	(122,384)	—
Debt issuance costs paid	(16,323)	—
Net equity transactions with parent	(2,015)	(5,303)
Payments for affiliate line of credit	(431,762)	(5,231)
Net cash used in financing activities	(78,674)	(10,534)
Effect of exchange rates on cash	(3,444)	1,169
Net increase in cash and cash equivalents	56,761	23,833
Cash and cash equivalents at beginning of year	47,480	37,548
Cash and cash equivalents at end of period	$104,241	$61,381

Supplemental Disclosures
Consumer loans renewed	$244,238	$453,371

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

Basis of Presentation

On September 7, 2011, Cash America International, Inc. (“Cash America”) formed a new company, Enova International, Inc. (the “Company”). On September 13, 2011, Cash America contributed to the Company all of the stock of its wholly-owned subsidiary, Enova Online Services, Inc., in exchange for 33 million shares of the Company’s common stock.

On November 13, 2014, Cash America completed the tax-free spin-off of approximately 80% of the outstanding shares of the Company to holders of Cash America’s common stock (the “Spin-off”). Cash America’s shareholders received 0.915 shares of Company common stock for every one share of Cash America common stock held at the close of business November 3, 2014, which was the record date for the distribution.  Following the Spin-off, the Company became an independent, publicly traded company, and the Company’s shares of common stock are listed on the New York Stock Exchange under the symbol “ENVA.”

The consolidated financial statements of the Company reflect the historical results of operations and cash flows of the Company during each respective period. The financial statements include goodwill and intangible assets arising from businesses previously acquired. The financial statements also include the allocation of certain assets and liabilities that have historically been held at the Cash America corporate level but which are specifically identifiable or allocable to the Company. Certain transactions with Cash America, such as stock-based compensation and foreign currency transactions, are considered to be effectively settled as net equity transactions with parent in “Retained earnings” in the consolidated balance sheets at the time the transaction is recorded. Certain other intercompany transactions between the Company and Cash America are reflected as a change in “Related party payable, net” in the consolidated balance sheets and are settled a month in arrears. Prior to May 30, 2014, all intercompany transactions between the Company and Cash America were considered to be effectively settled in the financial statements at the time the transaction is recorded. The net effect of the settlement of these transactions was primarily reflected as a change in “Long-term debt” in the consolidated balance sheets. In addition, the historical financial statements include allocations of costs relating to certain functions historically provided by Cash America, including corporate services such as executive oversight, insurance and risk management, government relations, internal audit, treasury, licensing, and to a limited extent finance, accounting, tax, legal, human resources, compensation and benefits, compliance and support for certain information systems related to financial reporting. The expense allocations have been determined on a basis that Cash America and the Company consider to be reasonable reflections of the utilization of services provided by Cash America. Also see Note 8 for additional information on the Company’s relationship with Cash America. The financial information included herein may not be indicative of the consolidated financial position, operating results, changes in stockholder’s equity and cash flows of the Company in the future, or if the Company had been a separate company during the periods presented.

The financial statements presented as of September 30, 2014 and 2013 and December 31, 2013 and for the three- and nine-month periods ended September 30, 2014 and 2013 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. Operating results for the three- and nine-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

These financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 and related notes, which are included in the Registration Statement on Form 10 filed with the SEC on July 31, 2014 (as subsequently amended and declared effective on October 24, 2014).

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Accounting Standards Codification (“ASC”) 350-20-35, Goodwill—Subsequent Measurement, the Company tests goodwill for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company uses the income approach to complete its annual goodwill assessment. The income approach uses expected future cash flows and estimated terminal values for each of the Company’s reporting units that are discounted using a market participant perspective to determine the estimated fair value of each reporting unit, which is then compared to the carrying value of that reporting unit to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. The Company completed its annual assessment of

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

goodwill as of June 30, 2014 and determined that the fair value of its goodwill is in excess of carrying value, and, as a result, no impairment existed at that date.

Adopted Accounting Standards

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The amendments in ASU 2014-08 change the criteria for reporting discontinued operations and enhance disclosures in this area. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income or loss attributable to a disposal of an individually significant component of an organization that does not qualify for discontinued operations presentation in the financial statements. The Company is required to adopt ASU 2014-08 prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted. The Company adopted ASU 2014-08 on June 30, 2014, and the adoption did not have a material effect on its financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which provides guidance on the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company prospectively adopted ASU 2013-11 on January 1, 2014, and the adoption did not have a material effect on its financial condition or results of operations.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”), which applies to the release of the cumulative translation adjustment into net income when a parent either sells all or a part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company adopted ASU 2013-05 on January 1, 2014, and the adoption did not have a material effect on its financial condition or results of operations.

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the reporting entity agreed to pay plus additional amounts the reporting entity expects to pay on behalf of its co-obligors. The guidance further provides for disclosure of the nature and amount of the obligation. ASU 2013-04 is effective for interim and annual reporting periods beginning after December 15, 2013. The Company adopted ASU 2013-04 on January 1, 2014, and the adoption did not have a material effect on its financial condition or results of operations.

Accounting Standards to be Adopted in Future Periods

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to evaluate, in connection with financial statement preparation for each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and to provide related disclosures. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not expect adoption of this guidance will have a material effect on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is still assessing the potential impact of ASU 2014-09 on its financial position and results of operations.

2.	Consumer Loans, Credit Quality Information and Allowances and Liabilities for Estimated Losses on Consumer Loans

Consumer loan fee revenue generated from the Company’s consumer loans for the three and nine months ended September 30, 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest and fees on short-term loans	$61,885	$92,508	$200,570	$310,550
Interest and fees on line of credit accounts	80,909	50,506	228,839	102,022
Interest and fees on installment loans	61,810	54,766	185,057	142,838
Total consumer loan revenue	204,604	197,780	614,466	555,410
Other	564	318	649	1,143
Total Revenue	$205,168	$198,098	$615,115	$556,553

Current and Delinquent Consumer Loans

The Company classifies its consumer loans as either current or delinquent. Short-term loans are considered delinquent when payment of an amount due is not made as of the due date. If a line of credit account or installment loan customer misses one payment, that payment is considered delinquent and the balance of the loan is considered current. The Company does not accrue interest on the delinquent payment portion of the loan but does continue to accrue interest on the remaining portion of the loan. If a line of credit account or installment loan customer does not make two consecutive payments, the entire account or loan is classified as delinquent. The Company allows for normal payment processing time before considering a payment or a loan delinquent but does not provide for any additional grace period.

The Company generally does not accrue interest on delinquent consumer loans and does not resume accrual of interest on a delinquent loan unless it is returned to current status. In addition, delinquent consumer loans generally may not be renewed, and if, during its attempt to collect on a delinquent consumer loan, the Company allows additional time for payment through a payment plan or a promise to pay, it is still considered delinquent. Generally, all payments received are first applied against accrued but unpaid interest and fees and then against the principal balance of the loan.

Allowance and Liability for Estimated Losses on Consumer Loans

The Company monitors the performance of its consumer loan portfolio and maintains either an allowance or liability for estimated losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The allowance for losses on the Company’s owned consumer loans reduces the outstanding loan balance in the consolidated balance sheets. The liability for estimated losses related to loans guaranteed under its credit services organization programs (“CSO programs”) is initially recorded at fair value and is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

In determining the allowance or liability for estimated losses on consumer loans, the Company applies a documented systematic methodology. In calculating the allowance or liability for loan losses, outstanding loans are divided into discrete groups of short-term loans, line of credit accounts and installment loans and are analyzed as current or delinquent. Increases in either the allowance or the liability, net of charge-offs and recoveries, are recorded as a “Cost of revenue” in the consolidated statements of income.

The allowance or liability for short-term loans classified as current is based on historical loss rates adjusted for recent default trends for current loans. For delinquent short-term loans, the allowance or liability is based on a six-month rolling average of loss rates by stage of collection. For line of credit accounts and installment loan portfolios, the Company generally uses a migration analysis to estimate losses inherent in the portfolio. The allowance or liability calculation under the migration analysis is based on historical charge-off experience and the loss emergence period, which represents the average amount of time between the first occurrence of a loss event to the charge-off of a loan. The factors the Company considers to assess the adequacy of the allowance or liability include past due performance, historical behavior of monthly vintages, underwriting changes and recent trends in delinquency in the migration analysis.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company fully reserves and generally charges off consumer loans once the loan or a portion of the loan has been classified as delinquent for 60 consecutive days. If a loan is deemed uncollectible before it is fully reserved, it is charged off at that point. Consumer loans classified as delinquent generally have an age of one to 59 days from the date any portion of the loan became delinquent, as defined above. Recoveries on loans previously charged to the allowance are credited to the allowance when collected.

The components of Company-owned consumer loan portfolio receivables at September 30, 2014 and 2013 and December 31, 2013 were as follows (dollars in thousands):

	As of September 30, 2014
	Short-term	Line of Credit	Installment
	Loans	Accounts	Loans	Total
Current loans	$32,509	$118,329	$176,651	$327,489
Delinquent loans:
Delinquent payment amounts(1)	—	4,335	1,532	5,867
Loans on non-accrual status	18,313	5,611	16,413	40,337
Total delinquent loans	18,313	9,946	17,945	46,204
Total consumer loans, gross	50,822	128,275	194,596	373,693
Less: Allowance for losses	(17,415)	(22,672)	(29,912)	(69,999)
Consumer loans, net	$33,407	$105,603	$164,684	$303,694

	As of September 30, 2013
	Short-term	Line of Credit	Installment
	Loans	Accounts	Loans	Total
Current loans	$62,075	$84,758	$146,536	$293,369
Delinquent loans:
Delinquent payment amounts(1)	—	2,242	1,592	3,834
Loans on non-accrual status	34,430	12,606	14,816	61,852
Total delinquent loans	34,430	14,848	16,408	65,686
Total consumer loans, gross	96,505	99,606	162,944	359,055
Less: Allowance for losses	(30,572)	(24,405)	(32,077)	(87,054)
Consumer loans, net	$65,933	$75,201	$130,867	$272,001

	As of December 31, 2013
	Short-term	Line of Credit	Installment
	Loans	Accounts	Loans	Total
Current loans	$57,368	$112,969	$160,585	$330,922
Delinquent loans:
Delinquent payment amounts(1)	—	4,146	1,724	5,870
Loans on non-accrual status	23,385	8,687	16,921	48,993
Total delinquent loans	23,385	12,833	18,645	54,863
Total consumer loans, gross	80,753	125,802	179,230	385,785
Less: Allowance for losses	(20,466)	(29,244)	(32,608)	(82,318)
Consumer loans, net	$60,287	$96,558	$146,622	$303,467

(1)

Represents the delinquent portion of installment loans and line of credit account balances for customers that have only missed one payment. See “Current and Delinquent Consumer Loans” above for additional information.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in the allowance for losses for the Company-owned loans and the liability for losses on the Company’s guarantees of third-party lender-owned loans during the three and nine months ended September 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended September 30, 2014
	Short-term	Line of Credit	Installment
	Loans	Accounts	Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$18,248	$21,579	$27,967	$67,794
Cost of revenue	19,075	25,913	28,068	73,056
Charge-offs	(25,740)	(29,316)	(31,993)	(87,049)
Recoveries	6,110	5,024	6,373	17,507
Effect of foreign currency translation	(278)	(528)	(503)	(1,309)
Balance at end of period	$17,415	$22,672	$29,912	$69,999
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$1,581	$—	$—	$1,581
(Decrease) increase in liability	(139)	—	2	(137)
Balance at end of period	$1,442	$—	$2	$1,444

	Three Months Ended September 30, 2013
	Short-term	Line of Credit	Installment
	Loans	Accounts	Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$38,584	$12,109	$26,555	$77,248
Cost of revenue	33,852	26,152	30,631	90,635
Charge-offs	(51,413)	(15,753)	(30,085)	(97,251)
Recoveries	8,491	1,542	3,996	14,029
Effect of foreign currency translation	1,058	355	980	2,393
Balance at end of period	$30,572	$24,405	$32,077	$87,054
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$2,188	$—	$—	$2,188
Decrease in liability	(246)	—	—	(246)
Balance at end of period	$1,942	$—	$—	$1,942

	Nine Months Ended September 30, 2014
	Short-term	Line of Credit	Installment
	Loans	Accounts	Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$20,466	$29,244	$32,608	$82,318
Cost of revenue	55,531	71,612	79,655	206,798
Charge-offs	(81,153)	(90,904)	(99,556)	(271,613)
Recoveries	22,612	12,800	17,218	52,630
Effect of foreign currency translation	(41)	(80)	(13)	(134)
Balance at end of period	$17,415	$22,672	$29,912	$69,999
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$2,047	$—	$—	$2,047
(Decrease) increase in liability	(605)	—	2	(603)
Balance at end of period	$1,442	$—	$2	$1,444

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2013
	Short-term	Line of Credit	Installment
	Loans	Accounts	Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$41,942	$12,565	$27,845	$82,352
Cost of revenue	110,961	42,626	75,642	229,229
Charge-offs	(148,445)	(35,832)	(81,402)	(265,679)
Recoveries	26,600	4,704	9,959	41,263
Effect of foreign currency translation	(486)	342	33	(111)
Balance at end of period	$30,572	$24,405	$32,077	$87,054
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$2,624	$—	$—	$2,624
Decrease in liability	(682)	—	—	(682)
Balance at end of period	$1,942	$—	$—	$1,942

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans the Company arranges for consumers on the third-party lenders’ behalf and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default, which generally occurs after one payment is missed. As of September 30, 2014 and 2013 and December 31, 2013, the amount of consumer loans guaranteed by the Company was $35.4 million, $35.1 million and $41.4 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The liability for estimated losses on consumer loans guaranteed by the Company of $1.4 million, $1.9 million and $2.0 million, as of September 30, 2014 and 2013 and December 31, 2013, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

3.	Investment in Unconsolidated Subsidiary

The Company records an investment in the preferred stock of an early-stage privately-held developing consumer financial services entity under the cost method. The carrying value of the Company’s investment in this unconsolidated subsidiary was $6.0 million as of September 30, 2014 and 2013 and December 31, 2013 and was held in “Other assets” in the Company’s consolidated balance sheets. The Company evaluates this investment for impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of the investment below carrying value. Based on the Company’s impairment evaluation of this investment as of September 30, 2014, it determined that no impairment existed.

4.	Long-term debt

$75.0 Million Revolving Credit Facility

On May 14, 2014, the Company and its domestic subsidiaries as guarantors, entered into a credit agreement among the Company, the guarantors, Jefferies Finance, LLC as administrative agent and Jefferies Group, LLC as lender (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit facility of up to $75.0 million, including a multi-currency sub-facility that gives the Company the ability to borrow up to $25.0 million that may be specified in foreign currencies subject to the terms and conditions of the Credit Agreement. Interest on the amounts borrowed will be charged, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) for one week or one-, two-, three- or six-month periods, as selected by the Company, plus a margin varying from 2.50% to 3.75% or at the agent’s base rate plus a margin varying from 1.50% to 2.75%. The margin for the borrowings under the Credit Agreement is dependent on the Company’s cash flow leverage ratios. The Company will also be required to pay a fee on the unused portion of the line of credit ranging from 0.25% to 0.50% (0.50% as of September 30, 2014) based on the Company’s cash flow leverage ratios. The Credit Agreement will mature on June 30, 2017. There were no outstanding borrowings under the Credit Agreement as of September 30, 2014.

The Credit Agreement also includes a sub-limit of up to $20.0 million for standby or commercial letters of credit that is guaranteed by the Company’s domestic subsidiaries. In the event that an amount is paid by the issuing bank under a letter of credit, it will be due and payable by the Company on demand. Pursuant to the terms of the Credit Agreement, the Company agrees to pay fees equal to the LIBOR margin per annum on the undrawn amount of each outstanding standby letter of credit plus a one-time commercial letter of

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

credit fee of 0.20% of the face amount of each commercial letter of credit plus 0.25% per annum on the average daily amount of the total letter of credit exposure. The Company had letters of credit of $3.0 million under its Credit Agreement as of September 30, 2014.

In connection with the issuance of the Credit Agreement, the Company incurred debt issuance costs of approximately $1.6 million in the nine months ended September 30, 2014, which primarily consisted of underwriting fees and legal expenses. The unamortized balance of these costs as of September 30, 2014 is included in “Other assets” in the consolidated balance sheets. These costs are being amortized to interest expense over a period of 37 months, the term of the Credit Agreement.

$500.0 Million 9.75% Senior Unsecured Notes

On May 30, 2014, the Company issued and sold $500.0 million in aggregate principal amount of 9.75% Senior Notes due 2021 (the “Senior Notes”). The Senior Notes bear interest at a rate of 9.75% annually on the principal amount payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2014. The Senior Notes were sold at a discount of the principal amount to yield 10.0% to maturity. The Senior Notes will mature on June 1, 2021. The Senior Notes are unsecured debt obligations of the Company, and are unconditionally guaranteed by all of the Company’s domestic subsidiaries. The Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended, or the Securities Act, and outside the United States pursuant to Regulation S under the Securities Act.

The Senior Notes are governed by an indenture (the “Senior Notes Indenture”), dated May 30, 2014, between the Company, the Company’s domestic subsidiaries, as guarantors, and the trustee. The Senior Notes Indenture contains certain covenants that, among other things, limit the Company’s, and certain of its subsidiaries, ability to incur additional debt, acquire or create new subsidiaries, create liens, engage in certain transactions with affiliates and consolidate or merge with or into other companies. The Senior Notes Indenture provides for customary events of default, including nonpayment and failure to comply with covenants or other agreements in the Senior Notes Indenture.

The Senior Notes are redeemable at the Company’s option, in whole or in part, (i) at any time prior to June 1, 2017 at 100% of the aggregate principal amount of Senior Notes redeemed plus the applicable “make whole” redemption price specified in the Senior Notes Indenture, plus accrued and unpaid interest, if any, to the redemption date and (ii) at any time on or after June 1, 2017 at a premium specified in the Senior Notes Indenture that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to June 1, 2017, at its option, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 109.75% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, with the proceeds of certain equity offerings as described in the Senior Notes Indenture. In addition, if the Company and its subsidiaries’ guarantee of certain indebtedness of Cash America as described in the Senior Notes Indenture is not released on or before March 31, 2015 then the Company may redeem all of the Senior Notes outstanding at a redemption price equal to 103% of the aggregate principal amount, plus accrued and unpaid interest, if any, to the redemption date (the “Special Redemption”), and if the Special Redemption does not occur, then the interest rate on the Senior Notes will increase 2.0% per annum until the Company and its subsidiaries no longer guarantee certain indebtedness of Cash America as described in the Senior Notes Indenture. If a change of control occurs, as that term is defined in the Senior Notes Indenture, the holders of the Senior Notes will have the right, subject to certain conditions, to require the Company to repurchase their Senior Notes at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, as of the date of repurchase. The Spin-off does not constitute a change of control under the Senior Notes Indenture. See Notes 1 and 10 for additional information on the Spin-off.

Additionally, on May 30, 2014, the Company entered into a registration rights agreement with Jefferies, LLC as the initial purchaser (the “Registration Rights Agreement”) of the Senior Notes, pursuant to which the Company agreed to use commercially reasonable efforts to cause a registration statement to be declared effective on or prior to the 360th day following the closing date relating to an exchange offer of the Senior Notes for identical new notes registered under the Securities Act. In certain circumstances, the Company may be required to file a shelf registration to cover resales of the Senior Notes. If the Company does not comply with certain covenants set forth in the Registration Rights Agreement, it must pay liquidated damages to holders of the Senior Notes. If the Company fails to satisfy any of its registration obligations, it may be required to pay the holders of the Senior Notes additional interest ranging from 0.25% to 0.50% per annum until the Company satisfies its registration obligations.

The Company used all of the net proceeds of the Senior Notes offering, or $479.0 million, to repay all of its intercompany indebtedness due to Cash America, which was $361.4 million as of May 30, 2014, and the remaining net proceeds were used to pay a significant portion of $122.4 million in cash dividends paid to Cash America, of which $120.7 million was paid on May 30, 2014 and $1.7 million was paid on June 30, 2014.

As of September 30, 2014, the carrying amount of the Senior Notes was $494.0 million, which included an unamortized discount of $6.0 million. The discount is being amortized to interest expense over a period of seven years, through the maturity date of June 1,

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2021. The total interest expense recognized was $16.5 million for the nine months ended September 30, 2014, of which $0.2 million represented the non-cash amortization of the discount. In connection with the issuance of the Senior Notes, the Company incurred approximately $14.7 million for issuance costs, which primarily consisted of underwriting fees, legal and other professional expenses. These costs are being amortized to interest expense over seven years and are included in “Other assets” in the consolidated balance sheets.

Prior to issuing the Senior Notes, the Company depended on Cash America’s support for a significant portion of its financing requirements and had in place a $450 million affiliate revolving credit agreement related to amounts outstanding with Cash America (the “Affiliate Line of Credit”). Borrowings under the Affiliate Line of Credit bore interest at a fluctuating interest rate equal to the prevailing LIBOR rate per annum (based upon a one month interest period) plus 4.5%, or in certain circumstances equal to the prevailing alternate base rate per annum plus 2.0%. The alternate base rate was equal to the greater of (a) the U.S. prime rate, (b) the federal funds effective rate plus 0.5%, and (c) the sum of the one-month LIBOR plus 1.0%. Interest accruing on borrowings made under the revolving line of credit were payable to Cash America and were settled through an adjustment to its affiliate line of credit with Cash America on a monthly basis. At September 30, 2013 and December 31, 2013, the Company had outstanding unsecured amounts payable under the Affiliate Line of Credit of $437.4 million and $424.1 million, respectively.

Weighted-average interest rates on long-term debt were 7.36% and 4.74% during the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014 and 2013 and December 31, 2013, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreement(s).

5.	Operating Segment Information

The Company provides online financial services to alternative credit consumers in the United States, United Kingdom, Australia, Canada, Brazil and China and has one reportable segment, which is composed of the Company’s domestic and international operations. The Company has aggregated all components of its business into a single reportable segment based on the similarities of the economic characteristics, the nature of the products and services, the nature of the production and distribution methods, the type of customer and the nature of the regulatory environment.

The Company allocates certain corporate expenses (primarily general and administrative expenses and, to a lesser extent, marketing and operations and technology expenses) between its domestic and international components based on revenue. The following tables present information on the Company’s domestic and international operations as of and for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue
Domestic	$126,130	$105,199	$344,003	$284,132
International	79,038	92,899	271,112	272,421
Total revenue	$205,168	$198,098	$615,115	$556,553

Income from operations
Domestic	$15,297	$13,800	$83,295	$55,938
International	27,692	17,478	82,259	50,106
Total income from operations	$42,989	$31,278	$165,554	$106,044

Depreciation and amortization
Domestic	$4,737	$3,252	$12,089	$10,885
International	601	706	1,683	2,101
Total depreciation and amortization	$5,338	$3,958	$13,772	$12,986

Expenditures for property and equipment
Domestic	$2,974	$6,224	$9,057	$10,118
International	56	474	801	1,426
Total expenditures for property and equipment	$3,030	$6,698	$9,858	$11,544

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30,
	2014	2013
Property and equipment, net
Domestic	$30,509	$34,740
International	5,089	5,438
Total property and equipment, net	$35,598	$40,178

Assets
Domestic	$583,739	$461,415
International	176,699	215,432
Total assets	$760,438	$676,847

Geographic Information

The following table presents the Company’s revenue by geographic region for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue
United States	$126,130	$105,199	$344,003	$284,132
United Kingdom	76,072	91,347	263,468	265,650
Other international countries	2,966	1,552	7,644	6,771
Total revenue	$205,168	$198,098	$615,115	$556,553

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $35.6 million and $40.2 million at September 30, 2014 and 2013, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

6.	Commitments and Contingencies

Leases

On July 25, 2014, the Company entered into a new office lease agreement for approximately 160,000 square feet of office space for its headquarters in Chicago, Illinois. The lease term is 12 years, with options to renew for two five-year terms. Under the terms of the lease, the Company was provided $9.8 million in tenant improvement allowances and $8.5 million in rent abatements. For the new office lease agreement, the Company is responsible for paying its proportionate share of the increase in actual operating expenses and real estate taxes over the defined lease year. The operating expenses and real estate taxes are not included in the table below. Future minimum rentals due under non-cancelable leases as of September 30, 2014 are as follows for each of the years ending December 31 (dollars in thousands):

YEAR	AMOUNT
2014	$825
2015	3,351
2016	3,324
2017	5,864
2018	5,023
Thereafter	47,883
Total	$66,270

Litigation

On March 8, 2013, Flemming Kristensen, on behalf of himself and others similarly situated, filed a purported class action lawsuit in the U.S. District Court of Nevada against the Company and other unaffiliated lenders and lead providers. The lawsuit alleges that the lead provider defendants sent unauthorized text messages to consumers on behalf of the Company and the other lender defendants in

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

violation of the Telephone Consumer Protection Act. The complaint seeks class certification, statutory damages, an injunction against “wireless spam activities,” and attorneys’ fees and costs. The Company filed an answer to the complaint denying all liability. On March 26, 2014, the Court granted class certification. On October 24, 2014, the Company filed a motion for summary judgment, and the court has not yet ruled on this motion. Neither the likelihood of an unfavorable ruling nor the ultimate liability, if any, with respect to this matter can be determined at this time, and the Company is currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, Contingencies–Loss Contingencies–Glossary, for this litigation. The Company believes that the plaintiff’s claims in the complaint are without merit and intends to vigorously defend this lawsuit.

The Company is also a defendant in certain routine litigation matters encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

7.	Derivative Instruments

The Company periodically uses derivative instruments to manage risk from changes in market conditions that may affect the Company’s financial performance. The Company primarily uses derivative instruments to manage its primary market risks, which are interest rate risk and foreign currency exchange rate risk.

The Company uses forward currency exchange contracts to minimize the effects of foreign currency risk in the United Kingdom and Australia. The forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction loss” in the Company’s consolidated statements of income. The Company currently does not manage its exposure to risk from foreign currency exchange rate fluctuations through the use of forward currency exchange contracts in Canada or Brazil.

The Company’s derivative instruments are presented in its financial statements on a net basis. The following table presents information related to the Company’s derivative instruments as of September 30, 2014 (dollars in thousands):

Non-designated derivatives:

As of September 30, 2014
		Gross Amounts	Gross Amounts	Net Amounts of Assets
		of Recognized	Offset in the	Presented in the
	Notional	Financial	Consolidated	Consolidated Balance
Forward currency exchange contracts	Amount	Instruments	Balance Sheets(1)	Sheets(2)
Assets	$8,312	$29	$—	$29
Liabilities	$—	$—	$—	$—

(1)

As of September 30, 2014, the Company had no gross amounts of recognized derivative instruments that the Company makes an accounting policy election not to offset. In addition, there is no financial collateral related to the Company’s derivatives. The Company has no liabilities that are subject to an enforceable master netting agreement or similar arrangement.

(2)	Represents the fair value of forward currency contracts, which is recorded in “Prepaid expenses and other assets” in the consolidated balance sheets.

Prior to June 2014, the Company participated in Cash America’s derivative and hedging programs, which are coordinated through a centralized treasury function; therefore, the assets and liabilities related to derivative instruments were not recorded in the Company’s financial statements, however, the gains and losses associated with Cash America’s foreign currency forward contracts that relate to the Company’s business were included as “Foreign currency transaction loss” in the consolidated statements of income. The notional amounts recorded by Cash America were $97.3 million and $81.5 million at September 30, 2013 and December 31, 2013, respectively.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents information on the effect of derivative instruments on the consolidated results of operations and accumulated other comprehensive income (“AOCI”) for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Gains (Losses)				Gains (Losses)
	Recognized in		Gains (Losses)		Reclassified From
	Income		Recognized in AOCI		AOCI into Income
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Non-designated derivatives:
Forward currency exchange contracts(1)	$401	$(5,432)	$—	$—	$—	$—
Total	$401	$(5,432)	$—	$—	$—	$—

	Gains (Losses)				Gains (Losses)
	Recognized in		Gains (Losses)		Reclassified From
	Income		Recognized in AOCI		AOCI into Income
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Non-designated derivatives:
Forward currency exchange contracts(1)	$(1,354)	$(181)	$—	$—	$—	$—
Total	$(1,354)	$(181)	$—	$—	$—	$—

(1)	The gains (losses) on these derivatives substantially offset the (losses) gains on the hedged portion of the foreign intercompany balances.

8.	Related Party Transactions

Cash America provided certain corporate service functions, such as executive oversight, insurance and risk management, government relations, internal audit, treasury, licensing, and to a limited extent finance, accounting, tax, legal, human resources, compensation and benefits, compliance and support for certain information systems related to financial reporting. The costs of such services were allocated to the Company based on the Company’s share of Cash America’s corporate services expenses incurred for the consolidated entity. Actual corporate services costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. The Company believes that the expenses in these financial statements were reported on a basis that fairly represents the utilization of the services provided. These financial statements do not necessarily reflect the financial position or results of operations that would have existed if the Company had been operated as a stand-alone entity during the periods covered and may not be indicative of future results of operations and financial position. General and administrative expenses include allocations by Cash America of $7.9 million for each of the nine months ended September 30, 2014 and 2013.

Cash America provided some cash management and other treasury services to the Company. The Company also paid Cash America for its share of income taxes as though the Company had been taxed separately from Cash America and had prepared separate tax returns.

The Company paid Cash America compensation for loans made to or arranged for customers who were referred from Cash America. The Company paid $1.1 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively, pursuant to this arrangement. In addition, the Company administered the consumer loan underwriting model utilized by Cash America’s Retail Services Division in exchange for the reimbursement of the Company’s direct third-party costs incurred in providing the service. The Company received $0.5 million and $0.7 million for the nine months ended September 30, 2014 and 2013, respectively, pursuant to this arrangement.

The cumulative effect of the transactions described above was reflected as a change in “Related party payable, net” in the consolidated balance sheets. The balance was settled a month in arrears. The balance of “Related party payable, net” at September 30, 2014 is $13.4 million.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company and its subsidiaries participated jointly and severally with all subsidiaries of Cash America and guaranteed long-term debt of Cash America of $206.0 million, $576.1 million and $638.2 million at September 30, 2014 and 2013 and December 31, 2013, respectively. Under the provisions of Cash America’s debt agreements, the Company had liability in the event Cash America defaulted in its payment obligations or failed to comply with the covenants under the various debt agreements or upon the occurrence of specified events contained in the various debt agreements, including the event of bankruptcy, insolvency or reorganization of Cash America. The Company is being released from liability under such guarantees in connection with the Spin-off. See Notes 1 and 10 for additional information on the Spin-off.

9.	Fair Value Measurements

Recurring Fair Value Measurements

In accordance with ASC 820, Fair Value Measurements and Disclosures, certain of the Company’s assets and liabilities, which are carried at fair value, are classified in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and 2013 and December 31, 2013 are as follows (dollars in thousands):

	September 30,	Fair Value Measurements Using
	2014	Level 1	Level 2	Level 3
Financial assets (liabilities)
Forward currency exchange contracts	$29	$—	$29	$—
Nonqualified savings plan assets(1)	741	741	—	—
Total	$770	$741	$29	$—

	September 30,	Fair Value Measurements Using
	2013	Level 1	Level 2	Level 3
Financial assets (liabilities)
Nonqualified savings plan assets(1)	$505	$505	$—	$—
Total	$505	$505	$—	$—

	December 31,	Fair Value Measurements Using
	2013	Level 1	Level 2	Level 3
Financial assets (liabilities)
Nonqualified savings plan assets(1)	$559	$559	$—	$—
Total	$559	$559	$—	$—

(1)	The non-qualified savings plan assets have an offsetting liability of equal amount, which is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.

The Company measures the fair value of its forward currency exchange contracts under Level 2 inputs as defined by ASC 820. For these forward currency exchange contracts, current market rates are used to determine fair value. The significant inputs used in these models are derived from observable market rates. The fair value of the Company’s nonqualified savings plan assets are measured under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily observable. During the nine months ended September 30, 2014 and 2013, there were no transfers of assets in or out of Level 1 fair value measurements. Prior to June 2014, the Company participated in Cash America’s derivative and hedging programs, which are coordinated through a centralized treasury function; therefore, the assets and liabilities related to derivative instruments were not recorded in the Company’s financial statements; however, the gains and losses associated with Cash America’s foreign currency forward contracts that relate to the Company’s business are included as “Foreign currency transaction loss” in the consolidated statements of income.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of September 30, 2014 and 2013 and December 31, 2013 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	September 30,	Fair Value Measurements Using
	2014	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$104,241	$104,241	$—	$—
Short-term loans and line of credit accounts, net (1)	139,010	—	—	139,010
Installment loans, net (1)	164,684	—	—	164,684
Total	$407,935	$104,241	$—	$303,694
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,444	$—	$—	$1,444
Senior Notes	494,021	—	500,000	—
Total	$495,465	$—	$500,000	$1,444

	September 30,	Fair Value Measurements Using
	2013	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$61,381	$61,381	$—	$—
Short-term loans and line of credit accounts, net (1)	141,134	—	—	141,134
Installment loans, net (1)	130,867	—	—	130,867
Total	$333,382	$61,381	$—	$272,001
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,942	$—	$—	$1,942
Affiliate Line of Credit	437,397	—	444,037	—
Total	$439,339	$—	$444,037	$1,942

	December 31,	Fair Value Measurements Using
	2013	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$47,480	$47,480	$—	$—
Short-term loans and line of credit accounts, net (1)	156,845	—	—	156,845
Installment loans, net (1)	146,622	—	—	146,622
Total	$350,947	$47,480	$—	$303,467
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$2,047	$—	$—	$2,047
Affiliate Line of Credit	424,133	—	429,978	—
Total	$426,180	$—	$429,978	$2,047

(1)	Short-term loans, line of credit accounts and installment loans are included in “Consumer loans, net” in the consolidated balance sheets.

Cash and cash equivalents bear interest at market rates and have original maturities of less than 90 days.

Short-term loans, line of credit accounts and installment loans are carried in the consolidated balance sheet net of the allowance for estimated loan losses, which is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value approximates the fair value. Short-term loans and line of credit accounts have relatively short maturity periods that are generally 12 months or less. The fair value of installment loans is estimated using a discounted cash flow analysis, which considers interest rates offered for loans with similar terms to borrowers of similar credit

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

quality. The carrying values of the Company’s installment loans approximate the fair value of these loans. Unsecured installment loans typically have terms between two and 12 months, but may have available terms up to 60 months.

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans the Company arranges for consumers on the third-party lenders’ behalf and is required to purchase any defaulted loans it has guaranteed. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company was $1.4 million, $1.9 million and $2.0 million as of September 30, 2014 and 2013 and December 31, 2013, respectively. The Company measures the fair value of its liability for third-party lender-owned consumer loans under Level 3 inputs. The fair value of these liabilities is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value of these liabilities approximates the fair value.

The Company measures the fair value of its long-term debt using Level 2 inputs. The fair value of the Company’s long term debt is estimated based on quoted prices in markets that are not active. As of September 30, 2014 and 2013 and December 31, 2013, the Company’s Senior Notes and Affiliate Line of Credit had a higher fair market value than the carrying value due to the difference in yield when compared to similar types of credit.

10.	Subsequent Events

The Company evaluates subsequent events through the date of filing this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (the “SEC”).

Board Approval for Enova Spin-off

In April 2014, Cash America announced that its Board of Directors authorized management to review potential strategic alternatives, including a tax-free spin-off, for the separation of the Company. After evaluating separation alternatives for the Company, Cash America’s management recommended that Cash America’s Board of Directors pursue a tax-free spin-off to separate Cash America into two publicly traded companies: Enova International, Inc., which would own and operate Cash America’s online lending business, and Cash America International, Inc. which would own and operate Cash America’s storefront lending businesses. In July 2014, Cash America’s Board of Directors authorized the filing of a Registration Statement on Form 10 with the SEC by the Company in connection with the proposed spin-off.

On October 22, 2014, after receiving a private letter ruling from the Internal Revenue Service, an opinion from Cash America’s tax counsel and a solvency opinion from an independent financial advisor, Cash America’s Board of Directors approved the Spin-off. The distribution occurred at 12:01 am ET on November 13, 2014. Cash America’s shareholders received 0.915 shares of Company common stock for every one share of Cash America common stock held at the close of business November 3, 2014, which is the record date for the Spin-off. Following the distribution of Company common stock in the distribution, the Company became an independent, publicly traded company, and its shares of common stock are listed on the New York Stock Exchange under the symbol “ENVA.”

Long-Term Incentive Awards

On October 16, 2014, the Management Development and Compensation Committee of the Board of Directors of the Company approved long-term incentive awards to be made under the Enova International, Inc. 2014 Long-Term Incentive Plan (the “Enova LTIP”) to its executive officers and certain other employees if the distribution occurs. The awards to be granted in connection with the distribution will include (a) restricted stock units and (b) a special one-time grant of options to purchase Company stock, and these awards will be granted on or after the 30th day following the distribution date and will vest over a period of four years and three years, respectively. On October 16, 2014, the Company’s Management Development and Compensation Committee also approved an award of restricted stock units under the Enova LTIP with a value of $100,000 for each award to be made to each of the Company’s non-employee directors. These awards will be granted on or after the 30th day following the distribution date and will vest twelve months from the date of grant. The aggregate value of the awards is estimated to be $18.3 million for the restricted stock unit award and $11.1 million for the stock option award.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources and certain factors that may affect future results, including economic and industry-wide factors, of Enova International, Inc. and its subsidiaries should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission (the “SEC”) on July 31, 2014 (as subsequently amended and declared effective by the SEC on October 24, 2014). This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

SEPARATION FROM CASH AMERICA

On April 10, 2014, the Board of Directors of Cash America International, Inc., or Cash America, authorized management to review potential strategic alternatives, including a tax-free spin-off, for our separation. After evaluating alternatives for Enova, Cash America’s management recommended that Cash America’s Board of Directors pursue a tax-free spin-off for the separation. On October 22, 2014, after receiving a private letter ruling from the Internal Revenue Service, an opinion from Cash America’s tax counsel and a solvency opinion from an independent financial advisor, Cash America’s Board of Directors approved the spin-off. The distribution occurred at 12:01 am ET on November 13, 2014 (the “Spin-off”). Cash America’s shareholders received 0.915 shares of our stock for every one share of Cash America common stock held at the close of business November 3, 2014, which is the record date for the distribution. Following the Spin-off, we became an independent, publicly traded company, and our shares of common stock are listed on the New York Stock Exchange under the symbol “ENVA.”

Since 2011, we have owned all of the assets and incurred all of the liabilities related to Cash America’s e-commerce business, with some limited exceptions, in which case such assets were transferred to us and such liabilities were assumed by us pursuant to a Separation and Distribution Agreement upon completion of the Spin-off. On the Spin-off date, we entered into several other agreements with Cash America that govern the relationship between us and Cash America after completion of the Spin-off and provide for the allocation between us and Cash America of various assets, liabilities, rights and obligations (including insurance and tax-related assets and liabilities). Our guarantees of Cash America’s long-term indebtedness were also released on such date. These agreements also include arrangements with respect to transitional services to be provided by Cash America to us and vice versa.

BUSINESS OVERVIEW

We are a leading provider of online financial services. In 2013, we extended approximately $2.6 billion in credit to borrowers. We currently offer or arrange loans to customers in 34 states in the United States and in the United Kingdom, Australia and Canada. In June 2014 and July 2014, we launched pilot programs in Brazil and China, respectively, where we have begun arranging loans for borrowers through a third party lender in each country. In addition, in late July 2014, we introduced a pilot program for a new line of credit product in the United States to serve the needs of small businesses. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans, allowing us to offer consumers credit when and how they want it. Our customers include the large and growing number of consumers who have bank accounts but use alternative financial services because of their limited access to more traditional consumer credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through September 30, 2014, we have completed over 30 million customer transactions and collected approximately 9 terabytes of currently accessible consumer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years and currently offer or arrange multiple loan products in the United States, the United Kingdom, Australia, Canada, Brazil and China. These loan products include short-term loans, installment loans and line of credit accounts.

We believe our customers highly value our services as an important component of their personal finances because our products are convenient, quick and often less expensive than other available alternatives. We attribute the success of our business to our advanced and innovative technology systems, the proprietary analytical models we use to predict loan performance, our sophisticated customer acquisition programs, our dedication to customer service and our talented employees.

We have developed a proprietary underwriting system based on data we have collected over our ten years of online lending experience. This system employs advanced risk analytics to decide whether to approve loan transactions, to structure the amount and terms of the loans we offer pursuant to jurisdiction specific regulations and to provide customers with their funds quickly and efficiently. Our systems closely monitor loan collection and portfolio performance data that we use to continually refine the analytical models and statistical measures used in making our credit, marketing and collection decisions.

Our flexible and scalable technology platform allows us to process and complete customers’ transactions quickly and efficiently. In 2013, we processed approximately 4.9 million transactions, and we continue to grow our loan portfolio and increase the number of customers we serve through both desktop and mobile platforms. Our highly customizable technology platform allows us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In 2012 we launched a new product in the United States designed to serve near-prime customers, and in April 2014 we introduced a similar product in the United Kingdom. In June 2014 and July 2014, we launched pilot programs in Brazil and China, respectively, where we have begun arranging loans for borrowers through a third party lender in each country. In addition, in late July 2014, we introduced a pilot program for a new line of credit product in the United States to serve the needs of small businesses. These products are intended to allow us to further diversify our product offerings, customer base and geographic scope. In the nine-month period ended September 30, 2014 we derived 55.9% of our total revenue from the United States and 44.1% of our total revenue internationally, with 97.2% of international revenue (representing 42.8% of our total revenue) generated in the United Kingdom. See “—Recent Regulatory Developments—Financial Conduct Authority” below for a discussion of the changes in our U.K. operations and our expectations for our U.K. business going forward.

We have been able to consistently acquire new customers and successfully generate repeat business from customers when they need a loan. We believe our customers are loyal to us because they are satisfied with our products and services. We acquire new customers from a variety of sources, including visits to our own websites, mobile sites or applications, and through direct marketing, affiliate marketing, lead providers and relationships with other lenders. We believe that the online convenience of our products and our availability 24/7 to accept loan applications with quick results are important to our customers.

Once a potential new customer submits an application, we provide a quick credit decision. If a loan is approved we typically fund the loan the next business day or, in some cases, the same day. During the entire process, from application through payment, we provide access to our in-house and well-trained customer service team. All of our operations, from customer acquisition through collections, are structured to build customer satisfaction and loyalty, in the event that a customer has a need for our products in the future.

We have developed a series of sophisticated proprietary scoring models to support our various loan products. We believe that these models are an integral component of our operations and they allow us to complete a high volume of customer transactions while actively managing risk and the related credit quality of our loan portfolios. We believe our successful application of these technology innovations differentiates our capabilities relative to competitive platforms as evidenced by our history of strong growth and stable credit quality.

OUR PRODUCTS

Our online loans provide customers with a deposit of funds to their bank account or debit card in exchange for a commitment to repay the amount deposited plus fees and/or interest. We originate, arrange, guarantee or purchase short-term consumer loans, line of credit accounts and installment loans. We have only one reportable segment that includes all of our online financial services.

•

Short-term consumer loans. Short-term loans are unsecured loans written by us or by a third-party lender through our credit services organization and credit access business programs, which we refer to as our CSO programs, that we arrange and guarantee. We offer or arrange short-term consumer loans in 24 states in the United States, the United Kingdom and Canada. Short-term loans generally have terms of seven to 90 days, with proceeds promptly deposited in the customer’s bank account or on a debit card in exchange for a pre-authorized debit from their account. Our short-term consumer loans contributed approximately 32.6% of our total revenue for the nine months ended September 30, 2014 and 55.8% for the nine months ended September 30, 2013.

Due to the credit risk and high transaction costs of serving our customer segment, the fees we charge are generally considered to be higher than the fees charged to consumers with superior credit histories by banks and similar lenders who are typically unwilling to make unsecured loans to alternative credit consumers.

Through our CSO programs, we provide services related to third-party lenders’ short-term consumer loan products by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under our CSO programs include credit-related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents, or CSO loans. Under our CSO programs, we guarantee consumer loan payment obligations to the third party lender in the event the customer defaults on the loan. When a consumer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. For CSO loans, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. We in turn are responsible for assessing whether or not we will guarantee such loan. The guarantee represents an obligation to purchase specific loans, which generally have terms of less than 90 days, if they go into default. As of September 30, 2014 and

2013, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $35.4 million and $35.1 million, respectively, which were guaranteed by us.
•

Line of credit accounts. Line of credit accounts consist of draws made through our unsecured line of credit products. We offer line of credit accounts in seven states in the United States and in the United Kingdom which allow customers to draw on the line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with their terms of the line of credit account. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit. Our line of credit accounts contributed approximately 37.2% of our total revenue for the nine months ended September 30, 2014 and 18.3% for the nine months ended September 30, 2013.

•

Installment loans. Installment loans are longer-term multi-payment loans that generally require the pay-down of portions of the outstanding principal balance in multiple installments. In September 2014 we began arranging and guaranteeing installment loans written by a third-party lender through our CSO programs in the United States. We offer multi-payment, unsecured installment loan products in the United Kingdom, Australia and in 14 states in the United States. Generally, terms for our installment loan products are between two and 12 months, but certain loans have available terms up to 60 months. These loans generally have higher principal amounts than short-term loans and are repaid in installments over the term of the loan. The loan may be repaid early at any time with no prepayment charges. Our installment loans contributed approximately 30.1% of our total revenue for the nine months ended September 30, 2014 and 25.7% for the nine months ended September 30, 2013.

•

Pilot programs. In June 2014 and July 2014, we launched pilot programs in Brazil and China, respectively, where we have begun arranging loans for borrowers through a third party lender in each country as described below. In addition, in late July 2014, we also introduced a pilot program for a new line of credit product in seven states in the United States to serve the needs of small businesses, which are included under “line of credit accounts”.

We currently provide our services in the following countries:

•

United States. We began our online business in the United States in May 2004. As of September 30, 2014, we provided services in 34 states under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, and Headway Capital at www.headwaycapital.com. In 2013, we originated, guaranteed or purchased $1.3 billion in loans and acquired more than 340,000 new customers in the United States. The United States represented 55.9% of our total revenue for the nine months ended September 30, 2014 and 51.1% of our total revenue for the nine months ended September 30, 2013.

•

United Kingdom. We provide services in the United Kingdom under the names QuickQuid at www.quickquid.co.uk, QuickQuid FlexCredit at www.quickquidflexcredit.co.uk, Pounds to Pocket at www.poundstopocket.co.uk and OnStride Financial at www.onstride.co.uk. We began our QuickQuid short-term consumer loan business in July 2007, our Pounds to Pocket installment loan business in September 2010, our QuickQuid FlexCredit line of credit account business in March 2013, and our OnStride near-prime installment loan business in April 2014. In 2013, we originated $1.2 billion in loans and acquired more than 240,000 new customers in the United Kingdom. The United Kingdom represented 42.8% of our total revenue for the nine months ended September 30, 2014 and 47.7% of our total revenue for the nine months ended September 30, 2013. Our results from operations for the nine-month period ended September 30, 2014 and for the year ended December 31, 2013 do not include the full impact of changes and expected changes in our U.K. operations resulting from recent regulatory and legislative changes. As a result, such results are not indicative of our future results of operations and cash flow from our U.K. operations. See “—Recent Regulatory Developments—Financial Conduct Authority” below for a discussion about our expectations for our U.K. business going forward.

•

Australia. We provide services under the name DollarsDirect at www.dollarsdirect.com.au in Australia, and we began providing services there in May 2009. Australia represented 0.5% of our total revenue for the nine months ended September 30, 2014 and 0.6% of our total revenue for the nine months ended September 30, 2013.

•

Canada. We began providing services in Canada in October 2009. As of September 30, 2014, we provide services in the provinces of Ontario, British Columbia, Alberta and Saskatchewan under the name DollarsDirect at www.dollarsdirect.ca. Canada represented 0.6% of our total revenue for the nine months ended September 30, 2014 and 0.5% of our total revenue for the nine months ended September 30, 2013.

•

Brazil. On June 30, 2014, we launched a pilot program in Brazil where we arrange loans for a third party lender in accordance with applicable law under the name Simplic at www.simplic.com.br. We also guarantee the payment of these loans by agreeing to purchase the loans from the third-party lender under certain circumstances. The loans may be repaid in one payment or in two or three equal installments, depending on the loan terms selected by the customer, with loan durations ranging from 15 days for loans repaid in a single payment up to 105 days for loans payable in three installments. We will receive fees and interest on these loans in connection with the services we provide. Our future plans for Brazil will largely depend on our results from this pilot program.

•

China. We launched a pilot program in China in late July 2014 where we have entered into a joint venture with a third party lender where the third party lender makes loans in accordance with applicable laws under the name YouXinYi at www.youxinyi.cn. Our future plans for China will largely depend on our results from this pilot program.

The Company’s internet websites and the information contained therein or connected thereto are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q.

RECENT REGULATORY DEVELOPMENTS

Consumer Financial Protection Bureau

On November 20, 2013, Cash America consented to the issuance of a Consent Order by the Consumer Financial Protection Bureau, or the CFPB, pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2012 review of Cash America and us, to pay a civil money penalty of $5 million, of which we and Cash America agreed to allocate $2.5 million of this penalty to us, or the Regulatory Penalty. The Consent Order also relates to issues self-disclosed to the CFPB during its 2012 examination of Cash America and us, including the making of a limited number of loans to consumers who may have been active duty members of the military at the time of the loan at rates in excess of the military annual percentage rate permitted by the federal Military Lending Act due in part to system errors, and for which we have made refunds of approximately $33,500; and for certain failures to timely provide and preserve records and information in connection with the CFPB’s examination of us and Cash America. In addition, as a result of the CFPB’s review, we are in the process of enhancing our compliance management programs and implementing additional procedures to address the issues identified by the CFPB. We are also required to provide periodic reports to the CFPB. We are subject to the restrictions and obligations of the Consent Order, including the CFPB’s order that we ensure compliance with federal consumer financial laws and develop more robust compliance policies and procedures.

Financial Conduct Authority

During the nine-month periods ended September 30, 2014 and September 30, 2013, our U.K. operations generated 42.8% and 47.7%, respectively, of our consolidated total revenue. Recent regulatory changes in the United Kingdom will significantly affect future results from our U.K. operations as described below.

In the United Kingdom, supervision of consumer credit was transferred on April 1, 2014 to the Financial Conduct Authority, or the FCA, and pursuant to new legislation, the FCA is authorized to adopt prescriptive rules and regulations. On February 28, 2014, the Consumer Credit Sourcebook was issued under the FCA Handbook and incorporates prescriptive regulations for lenders such as us, including mandatory affordability assessments on borrowers, limiting the number of rollovers to two, restricting how lenders can advertise, banning advertisements it deems misleading, and introducing a limit of two unsuccessful attempts on the use of continuous payment authority (which provides a creditor the ability to directly debit a customer’s account for payment when authorized by the customer to do so) to pay off a loan. We are in frequent communication with the FCA in an effort to demonstrate that we satisfy the expectations of the FCA, and we have made and are continuing to make significant modifications to many of our business practices to address the FCA’s requirements. These modifications include adjustments to our affordability assessment practices and underwriting standards that govern who will qualify for a loan from us, reductions in certain maximum loan amounts, alterations to advertising practices and adjustments to collections processes (including our practices related to continuous payment authority) and debt forbearance processes (or our practices regarding customers who have indicated they are experiencing financial difficulty). In addition, we previously have not had a physical presence in the United Kingdom as business functions have been performed remotely from our facilities in the United States. In order to alleviate concerns in relation to our ability to presently demonstrate to the FCA that we are capable of being effectively supervised, we are establishing an office in the United Kingdom.

In connection with implementing these changes to our U.K. business, we expect a significant year-over-year decrease in our U.K. loan volume, U.K. loan balances and U.K. revenue for the remainder of 2014 and potentially into 2015 as a result of adapting our U.K. business practices in response to the requirements of the FCA. The implementation of stricter affordability assessments and underwriting standards will result in a decrease in the number of consumer loans written, the average consumer loan amount and the total amount of consumer loans written to new and returning customers. Additionally, we will experience an increase in compliance- and administrative-related costs for the United Kingdom, but the overall expenses of our U.K. business (including our cost of revenue) are expected to decrease as our U.K. business contracts. The ultimate impact of the changes we are making to our U.K. operations will be dependent on a number of factors (some of which may be unforeseen), including the effectiveness of our execution of the operational changes, the impact the FCA’s requirements may have on our competitors that could result in a potential increase in our market share, and consumer reaction to the changes occurring to our services, among other things. The impact potentially could also be offset by an improved performance of our U.K. consumer loan portfolio as a result of stricter affordability assessments and underwriting standards being implemented, which is expected to result in lower consumer loan loss rates, and by continued strong demand for the online loan products we offer in the United States and other markets. We are still assessing the potential impact of the changes we are making to our U.K. operations and what effect such changes may have on our business, but the impact of these changes is likely to be significant for the balance of 2014 and potentially into 2015.

On July 15, 2014, the FCA issued a consultation paper that proposed a cap on the total cost of high-cost short-term credit and requested comments on the proposal. The consultation paper proposed a maximum rate of 0.8% of principal per day, and the proposal limits the total fees, interest (including post-default interest) and charges (including late fees which are capped at £15) to an aggregate amount not to exceed 100% of the principal amount loaned. The FCA requested comments on the proposal and issued its final rule on November 11, 2014. The final rule was largely the same as the proposed rule except for additional language that will likely require us to make further changes to our line of credit product. We are still assessing the impact of the final rule, which will become effective on January 2, 2015, as required by the 2013 amendment to the Financial Services and Markets Act 2000. It is possible that the rule change could have a significant effect on the results of our U.K. operations.

The results for the three- and nine-month periods ended September 30, 2014 do not include the full impact of the changes described above, and the results for the three- and nine-month periods ended September 30, 2013 do not include any impact of the changes described above. The results for each of these periods are not indicative of our future results of operations and cash flows from our operations in the United Kingdom.

BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Enova International, Inc. was formed on September 7, 2011 by Cash America to hold the assets of Cash America’s online lending business. On September 13, 2011, Cash America contributed to Enova International, Inc. all of the stock of its wholly-owned subsidiary, Enova Online Services, Inc., in exchange for 33 million shares of our common stock. As of September 30, 2014, Enova offered or arranged loans through a number of its subsidiaries to customers in 34 states in the United States, United Kingdom, Australia, Canada, China and Brazil.

Historically, we have operated as a division of Cash America and not as a stand-alone company. Our historical consolidated financial statements include the assets, liabilities, revenue and expenses directly attributable to our operations carved out of Cash America’s consolidated financial statements. In addition, the historical financial statements include allocations of costs relating to certain functions historically provided by Cash America, including corporate services such as executive oversight, insurance and risk management, government relations, internal audit, treasury, licensing, and to a limited extent finance, accounting, tax, legal, human resources, compensation and benefits, compliance and support for certain information systems related to financial reporting. The expense allocations have been determined on a basis that Cash America and we consider to be reasonable reflections of the utilization of services provided by Cash America.

The amounts recorded for these transactions and allocations are not, however, necessarily representative of the amounts that would have been incurred had we been a separate, stand-alone entity that operated independently of Cash America. Once we separate from Cash America, our future results of operations will include costs and expenses for us to operate as a stand-alone company, and, consequently, these costs may be materially different than as reflected in our historical results of operations. Accordingly, the financial statements for these years may not be indicative of our future results of operations, financial position and cash flows.

Upon our separation from Cash America, we entered into a transition services agreement with Cash America. The expiration date of the agreement varies by service provided but is generally no longer than 12 months from the separation date. Under the agreement, Cash America provides support for certain information systems related to financial reporting and payment processing to us for a period of time following the completion of the Spin-off for which we will compensate Cash America. In addition, we will reimburse Cash America for all out-of-pocket costs and expenses it pays or incurs in connection with providing such services. See “—Separation From Cash America” for discussion of the separation.

Revenue Recognition

We recognize revenue based on the loan products and services we offer. “Revenue” in the consolidated statements of income includes: interest income, finance charges, fees for services provided through the CSO programs, or CSO fees, service charges, draw fees, minimum fees, late fees, nonsufficient funds fees and any other fees or charges permitted by applicable laws and pursuant to the agreement with the borrower. For short-term loans that we offer, interest and finance charges are recognized on an effective yield basis over the term of the loan, and fees are recognized when assessed to the customer. CSO fees are recognized on an effective yield basis over the term of the loan. For line of credit accounts, interest is recognized over the reporting period based upon the balance outstanding and the contractual interest rate, and fees are recognized when assessed to the customer. For installment loans, interest is recognized on an effective yield basis over the term of the loan and fees are recognized when assessed to the customer. Unpaid and accrued interest and fees are included in “Consumer loans, net” in the consolidated balance sheets.

Current and Delinquent Consumer Loans

We classify our consumer loans as either current or delinquent. Short-term loans are considered delinquent when payment of an amount due is not made as of the due date. If a line of credit account or installment loan customer misses one payment, that payment is considered delinquent and the balance of the loan is considered current. We do not accrue interest on the delinquent payment portion of the loan but do continue to accrue interest on the remaining portion of the loan. If a line of credit account or installment loan customer does not make two consecutive payments, the entire loan or account is classified as delinquent. We allow for normal payment processing time before considering a payment or a loan delinquent but do not provide for any additional grace period.

Where permitted by law and as long as a loan is not considered delinquent, a customer may choose to renew a short-term loan or installment loan or extend the due date on a short-term loan. In order to renew or extend a short-term loan, a customer must agree to pay the current finance charge for the right to make a later payment of the outstanding principal balance plus an additional finance charge. In order to renew an installment loan, the customer enters into a new installment loan contract and agrees to pay the principal balance and finance charge in accordance with the terms of the new loan contract. If a short-term loan is renewed, but the customer fails to pay that loan’s current finance charge as of the due date, the unpaid finance charge is classified as delinquent. References throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations to renewed consumer loans include both renewals and extensions made by customers to their existing loans as discussed above.

We generally do not accrue interest on delinquent consumer loans and do not resume accrual of interest on a delinquent loan unless it is returned to current status. In addition, delinquent consumer loans generally may not be renewed, and if, during an attempt to collect on a delinquent consumer loan, we allow additional time for payment through a payment plan or a promise to pay, it is still considered delinquent. Generally, all payments received are first applied against accrued but unpaid interest and fees and then against the principal balance of the loan.

Allowance and Liability for Estimated Losses on Consumer Loans

We monitor the performance of our consumer loan portfolio and maintain either an allowance or liability for estimated losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The allowance for losses on our owned consumer loans reduces the outstanding loan balance in the consolidated balance sheets. The liability for estimated losses related to loans guaranteed under the CSO programs is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

In determining the allowance or liability for estimated losses on consumer loans, we apply a documented systematic methodology. In calculating the allowance or liability for loan losses, outstanding loans are divided into discrete groups of short-term loans, line of credit accounts and installment loans and are analyzed as current or delinquent. Increases in either the allowance or the liability, net of charge-offs and recoveries, are recorded as a “Cost of revenue” in the consolidated statements of income.

The allowance or liability for short-term loans classified as current is based on historical loss rates adjusted for recent default trends for current loans. For delinquent short-term loans, the allowance or liability is based on a six month rolling average of loss rates by stage of collection. For line of credit account and installment loan portfolios, we generally use a migration analysis to estimate losses inherent in the portfolio. The allowance calculation under the migration analysis is based on historical charge-off experience and the loss emergence period, which represents the average amount of time between the first occurrence of a loss event to the charge-off of a loan. The factors we consider to assess the adequacy of the allowance or liability include past due performance, historical behavior of monthly vintages, underwriting changes and recent trends in delinquency in the migration analysis.

We fully reserve and generally charge off consumer loans once the loan or a portion of the loan has been classified as delinquent for 60 consecutive days. If a loan is deemed uncollectible before it is fully reserved, it is charged off at that point. Consumer loans classified as delinquent generally have an age of one to 59 days from the date any portion of the loan became delinquent, as defined above. Recoveries on loans previously charged to the allowance are credited to the allowance when collected.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Accounting Standards Codification, or ASC, 350, Goodwill, we test goodwill and intangible assets with an indefinite life for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount.

We use the income approach to complete our annual goodwill assessment. The income approach uses future cash flows and estimated terminal values for us that are discounted using a market participant perspective to determine the fair value, which is then compared to the carrying value to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. We completed our annual assessment of goodwill as of June 30, 2014 and determined that the fair value of our goodwill exceeded carrying value, and, as a result, no impairment existed at that date. A 10% decrease in the estimated fair value for the June 2014 assessment would not have resulted in a goodwill impairment. Although no goodwill impairment was noted, there can be no assurances that future goodwill impairments will not occur.

Long-lived Assets Other Than Goodwill

An evaluation of the recoverability of property and equipment and intangible assets subject to amortization is performed whenever the facts and circumstances indicate that the carrying value may be impaired. An impairment loss is recognized if the future undiscounted cash flows associated with the asset and the estimated fair value of the asset are less than the asset’s corresponding carrying value. The amount of the impairment loss, if any, is the excess of the asset’s carrying value over its estimated fair value.

We amortize finite-lived intangible assets subject to amortization on the basis of their expected periods of benefit, generally three to five years. The costs of start-up activities and organization costs are charged to expense as incurred.

Marketing Expenses

Marketing expenses consist of online marketing costs such as sponsored search and advertising on social networking sites, and offline marketing costs such as television, radio and print advertising. In addition, marketing expenses include lead purchase costs paid to lead providers and marketing affiliates in exchange for providing information or applications from potential customers interested in using our services. Online marketing and lead purchase costs are expensed as incurred. The production costs associated with offline marketing are expensed as incurred. Other marketing costs are expensed as incurred. We also have an agreement with an independent third party pursuant to which we pay a portion of the net revenue received on the customers referred to us by such third party. We also had an arrangement with Cash America pursuant to which we paid either a lead purchase fee or a portion of the net revenue received on loans made to or arranged for the customers referred to us by Cash America. These referral fees were expensed as incurred and included in “Marketing” in the consolidated statements of income.

Operations and Technology Expenses

Operations and technology expenses include all expenses related to the direct operations and technology infrastructure related to loan underwriting and processing. This includes call center and operations personnel costs, software maintenance expense, underwriting data from third-party vendors, and telephony costs.

General and Administrative Expenses

General and Administrative expenses primarily include corporate personnel costs, as well as legal, occupancy, and other related costs. We allocate these expenses between domestic and international operations on the basis of revenue. In addition, general and administrative expenses included expense allocations for certain corporate service functions historically provided by Cash America, such as executive oversight, insurance and risk management, government relations, internal audit, treasury, licensing, and to a limited extent finance, accounting, tax, legal, human resources, compensation and benefits, compliance and support for certain information systems related to financial reporting. Cash America allocated these expenses to us based on our share of Cash America’s corporate services expenses incurred for the consolidated entity.

Income Taxes

We account for income taxes under ASC 740, Income Taxes, or ASC 740. Accordingly, income tax expense and the deferred income tax balances in the consolidated financial statements have been calculated on a separate tax return basis although our operations have historically been included as part of consolidated and unitary tax returns with Cash America and its affiliated companies. We maintained an income taxes payable to/from account with Cash America. With the exception of certain entities outside of the US, we settled our current tax balances with Cash America on a quarterly basis through an adjustment to “Related party payable, net” in the consolidated balance sheets. Prior to May 30, 2014 we settled our current tax balances with Cash America on a quarterly basis through an adjustment to our affiliate line of credit with Cash America.

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax expense together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities and are included within the consolidated balance sheets. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, it must establish a valuation allowance. An expense or benefit is included within the tax provision in the statement of operations for any increase or decrease in the valuation allowance for a given period.

We perform an evaluation of the recoverability of our deferred tax assets on a quarterly basis. We establish a valuation allowance if it is more-likely-than-not (greater than 50 percent) that all or some portion of the deferred tax asset will not be realized. We analyze several factors, including the nature and frequency of operating losses, our carryforward period for any losses, the reversal of future taxable temporary differences, the expected occurrence of future income or loss and the feasibility of available tax planning strategies to protect against the loss of deferred tax assets.

We account for uncertainty in income taxes in accordance with ASC 740, which requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the consolidated financial statements and prescribes how such benefit should be measured. Management must evaluate tax positions taken on our tax returns for all periods that are open to examination by taxing authorities and make a judgment as to whether and to what extent such positions are more likely than not to be sustained based on merit.

Management’s judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Management’s judgment is also required in evaluating whether tax benefits meet the more-likely-than-not threshold for recognition under ASC 740.

Recent Accounting Pronouncements

See Note 1 in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

RESULTS OF OPERATIONS

HIGHLIGHTS

The Company’s financial results for the three months ended September 30, 2014, or the current quarter, are summarized below.

•

Consolidated total revenue increased $7.1 million, or 3.6%, to $205.2 million in the current quarter compared to $198.1 million for the three months ended September 30, 2013, or the prior year quarter.

•	Consolidated gross profit increased $24.5 million to $132.2 million in the current quarter compared to $107.7 million in the prior year quarter.
•	Consolidated income from operations was $43.0 million in the current quarter, compared to $31.3 million in the prior year quarter.
•

Consolidated net income was $18.5 million in the current quarter compared to $17.1 million in the prior year quarter. Consolidated diluted earnings per share was $0.56 in the current quarter compared to $0.52 in the prior year quarter.

Our results from operations for the three- and nine-month periods ended September 30, 2014 do not include the full impact of changes and expected changes in our U.K. operations resulting from recent regulatory and legislative changes and our results from operations for the three- and nine-month periods ended September 30, 2013 do not include any impact of these changes. As a result, such results are not indicative of our future results of operations and cash flow from our U.K. operations. We expect our future results of operations will be adversely affected as a result of modifying many of our business practices to satisfy the requirements of the FCA, including stricter underwriting and affordability assessment guidelines, changes to our collection practices and increased compliance costs, including the cost of establishing and operating an office in the United Kingdom. See “—Recent Regulatory Developments—Financial Conduct Authority” above for further information.

OVERVIEW

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Consumer loan fees	$204,604	$197,780	$614,466	$555,410
Other	564	318	649	1,143

Total Revenue	205,168	198,098	615,115	556,553
Cost of Revenue	72,919	90,389	206,195	228,547

Gross Profit	132,249	107,709	408,920	328,006

Expenses
Marketing	33,393	36,523	92,699	94,592
Operations and technology	19,362	17,959	54,370	52,505
General and administrative	31,167	17,991	82,525	61,879
Depreciation and amortization	5,338	3,958	13,772	12,986

Total Expenses	89,260	76,431	243,366	221,962

Income from Operations	42,989	31,278	165,554	106,044
Interest expense, net	(13,136)	(4,909)	(25,201)	(14,738)
Foreign currency transaction loss	(155)	(737)	(555)	(1,023)

Income before Income Taxes	29,698	25,632	139,798	90,283
Provision for income taxes	11,213	8,544	50,629	31,959

Net Income	18,485	17,088	89,169	58,324

Diluted earnings per share	$0.56	$0.52	$2.70	$1.77

Revenue
Consumer loan fees	99.7%	99.8%	99.9%	99.8%
Other	0.3	0.2	0.1	0.2

Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue	35.5	45.6	33.5	41.1

Gross Profit	64.5	54.4	66.5	58.9

Expenses
Marketing	16.3	18.4	15.1	17.0
Operations and technology	9.4	9.1	8.8	9.4
General and administrative	15.2	9.1	13.4	11.1
Depreciation and amortization	2.6	2.0	2.3	2.3

Total Expenses	43.5	38.6	39.6	39.8

Income from Operations	21.0	15.8	26.9	19.1
Interest expense, net	(6.4)	(2.5)	(4.1)	(2.7)
Foreign currency transaction loss	(0.1)	(0.4)	(0.1)	(0.2)

Income before Income Taxes	14.5	12.9	22.7	16.2
Provision for income taxes	5.5	4.3	8.2	5.7

Net Income	9.0%	8.6%	14.5%	10.5%

NON-GAAP DISCLOSURE

In addition to the financial information prepared in conformity with generally accepted accounting principles, or GAAP, we provide historical non-GAAP financial information. Management believes that presentation of non-GAAP financial information is meaningful and useful in understanding the activities and business metrics of our operations. Management believes that these non-GAAP financial measures reflect an additional way of viewing aspects of our business that, when viewed with its GAAP results, provide a more complete understanding of factors and trends affecting its business.

Management provides non-GAAP financial information for informational purposes and to enhance understanding of our GAAP consolidated financial statements. Readers should consider the information in addition to, but not instead of or superior to, its financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.

Adjusted Earnings Measures

In addition to reporting financial results in accordance with GAAP, we have provided adjusted earnings and adjusted earnings per share, or, collectively, the Adjusted Earnings Measures, which are non-GAAP measures. Management believes that the presentation of these measures provides investors with greater transparency and facilitates comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments and amortization methods, which provides a more complete understanding of our financial performance, competitive position and prospects for the future. Management also believes that investors regularly rely on non-GAAP financial measures, such as the Adjusted Earnings Measures, to assess operating performance and that such measures may highlight trends in the Company’s business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. In addition, management believes that the adjustments shown below are useful to investors in order to allow them to compare the Company’s financial results during the periods shown without the effect of each of these expense items.

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Income	$18,485	$17,088	$89,169	$58,324
Adjustments (net of tax):
Intangible asset amortization	4	18	23	71
Non-cash equity-based compensation	55	57	164	106
Foreign currency transaction loss	97	479	354	661

Adjusted earnings	$18,641	$17,642	$89,710	$59,162

Diluted earnings per share	$0.56	$0.52	$2.70	$1.77
Adjustments (net of tax):
Intangible asset amortization	—	—	—	—
Non-cash equity-based compensation	—	—	0.01	—
Foreign currency transaction loss	—	0.01	0.01	0.02

Adjusted earnings per share	$0.56	$0.53	$2.72	$1.79

Adjusted EBITDA

The table below shows Adjusted EBITDA, which is a non-GAAP measure that we define as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses and taxes. Management believes Adjusted EBITDA is used by investors to analyze operating performance and evaluate our ability to incur and service debt and our capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess our estimated enterprise value. The computation of Adjusted EBITDA as presented below may differ from the computation of similarly-titled measures provided by other companies (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Income	$18,485	$17,088	$89,169	$58,324
Adjustments:
Depreciation and amortization expenses	5,338	3,958	13,772	12,986
Interest expense, net	13,136	4,909	25,201	14,738
Foreign currency transaction loss (gain)	155	737	555	1,023
Provision for income taxes	11,213	8,544	50,629	31,959

Adjusted EBITDA	$48,327	$35,236	$179,326	$119,030

Adjusted EBITDA margin calculated as follows:
Total Revenue	205,168	198,098	615,115	556,553
Adjusted EBITDA	48,327	35,236	179,326	119,030
Adjusted EBITDA as a percentage of total revenue	23.6%	17.8%	29.2%	21.4%

Combined Consumer Loans

Combined consumer loans, which are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, is a non-GAAP measure that includes both consumer loans we own and consumer loans we guarantee, which are either GAAP items or disclosures required by GAAP. See “—Basis of Presentation and Critical Accounting Policies—Allowance and Liability for Estimated Losses on Consumer Loans.”

Management believes this non-GAAP measure provides investors with important information needed to evaluate the magnitude of potential loan losses and the opportunity for revenue performance of the consumer loan portfolio on an aggregate basis. Management also believes that the comparison of the aggregate amounts from period to period is more meaningful than comparing only the amounts reflected on our balance sheet since both revenue and cost of revenue for loans are impacted by the aggregate amount of loans we own and those we guarantee as reflected in our financial statements.

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2013

Revenue and Gross Profit

Revenue increased $7.1 million, or 3.6%, to $205.2 million for the current quarter as compared to $198.1 million for the prior year quarter. The increase in revenue is primarily due to growth in domestic consumer loan balances, with revenue from domestic operations increasing by $20.9 million. The increase in revenue from domestic operations was partially offset by a decrease in revenue of $13.8 million from our international operations, primarily in the United Kingdom.

Our gross profit increased by $24.5 million to $132.2 million for the current quarter from $107.7 million for the prior year quarter. Our consolidated gross profit as a percentage of revenue, or our gross profit margin, increased to 64.5% for the current quarter, from 54.4% for the prior year quarter. The increase in gross profit was primarily due to higher revenue and lower loss experience from our line of credit account and installment loan products, mainly as a result of a lower percentage of delinquent loans, increased collections and a higher percentage mix of customers with established payment histories during the current quarter as compared to the prior year quarter. New customers tend to have a higher risk of default than customers with a history of successfully repaying loans. Line of credit account and installment loan products comprised 78.9% of the combined gross consumer loan balance at September 30, 2014 compared to 66.6% at September 30, 2013. While the short-term consumer loan product was a less significant portion of the aggregate portfolio, loss experience for the product also decreased in the current quarter compared to the prior year quarter, contributing to the increase in gross profit margin for the period. In addition, we recently made refinements to our underwriting models partially as a result of the changes made to our U.K. business in response to the requirements of the FCA, which we believe also contributed to the increase in gross profit. Our historical results from operations do not include the full impact of changes and expected changes in our U.K. operations resulting from recent regulatory and legislative changes and are not indicative of our future results of operations and cash flows from our U.K. operations. See “—Recent Regulatory Developments—Financial Conduct Authority” above for further information. Management expects the consolidated gross profit margin will continue to be influenced by the mix of loans to new and returning customers, the mix of outstanding loan products as product design and underwriting rules vary, and changes to our U.K. business.

The following table sets forth the components of revenue and gross profit, separated between domestic and international for the current quarter and the prior year quarter (in thousands):

	Three Months Ended September 30,
	2014			2013
	Domestic	International	Total	Domestic	International	Total
Short-term loans	$46,125	$15,760	$61,885	$48,552	$43,956	$92,508
Line of credit accounts	41,723	39,186	80,909	32,374	18,132	50,506
Installment loans	38,275	23,535	61,810	24,024	30,742	54,766
Other	7	557	564	249	69	318
Revenue	126,130	79,038	205,168	105,199	92,899	198,098
Cost of Revenue	55,058	17,861	72,919	50,232	40,157	90,389
Gross Profit	$71,072	$61,177	$132,249	$54,967	$52,742	$107,709

Year-over-year change—$	$16,105	$8,435	$24,540
Year-over-year change—%	29.3%	16.0%	22.8%
Gross profit margin	56.3%	77.4%	64.5%	52.3%	56.8%	54.4%

Consumer Loan Balances

The outstanding combined portfolio balance of consumer loans, net of allowance and liability for estimated losses, increased $32.5 million, or 10.6%, to $337.7 million as of September 30, 2014 from $305.2 million as of September 30, 2013, primarily due to increased demand for the line of credit account and domestic installment loan products, partially offset by a reduction in international short-term and installment loan balances due to changes made in our U.K. business as a result of new regulatory requirements. Our domestic installment loan product intended to serve a near-prime customer base was a significant contributor to the growth in our consumer loan portfolio for the current quarter. Management expects the loan balances in the line of credit account and installment loan products to continue to comprise a larger percentage of the total consumer loan portfolio, due to customer’s preference for these products. See “—Non-GAAP Disclosure—Combined Consumer Loans” above for additional information related to combined consumer loans.

The combined consumer loan balance includes $373.7 million and $359.1 million as of September 30, 2014 and 2013, respectively, of our consumer loan balances before the allowance for losses of $70.0 million and $87.1 million provided in the consolidated financial statements for September 30, 2014 and 2013, respectively. The combined consumer loan balance also includes $35.4 million and $35.1 million as of September 30, 2014 and 2013, respectively, of consumer loan balances that are guaranteed by us, which are not included in our financial statements, before the liability for estimated losses of $1.4 million and $1.9 million provided in “Accounts payable and accrued expenses” in the consolidated financial statements for September 30, 2014 and 2013, respectively.

The following table summarizes consumer loan balances outstanding as of September 30, 2014 and 2013 (in thousands):

	As of September 30,
	2014			2013
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending consumer loan balances:
Domestic
Short-term loans	$34,113	$35,389	$69,502	$33,229	$35,107	$68,336
Line of credit accounts	72,648	—	72,648	59,341	—	59,341
Installment loans	135,664	40	135,704	61,801	—	61,801
Total domestic, gross	242,425	35,429	277,854	154,371	35,107	189,478
International
Short-term loans	16,709	—	16,709	63,276	22	63,298
Line of credit accounts	55,627	—	55,627	40,265	—	40,265
Installment loans	58,932	—	58,932	101,143	—	101,143
Total international, gross	131,268	—	131,268	204,684	22	204,706
Total ending loan balance, gross	373,693	35,429	409,122	359,055	35,129	394,184
Less: Allowance and liabilities for losses(a)	(69,999)	(1,444)	(71,443)	(87,054)	(1,942)	(88,996)
Total ending loan balance, net	$303,694	$33,985	$337,679	$272,001	$33,187	$305,188

(a)	GAAP measure. The consumer loan balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(b)	Except for allowance and liability for estimated losses, amounts represent non-GAAP measures.

Average Amount Outstanding per Consumer Loan

The average amount outstanding per consumer loan is calculated as the total combined consumer loans, gross balance at the end of the period divided by the total number of combined consumer loans outstanding at the end of the period. The following table shows the average amount outstanding per consumer loan by product at September 30, 2014 and 2013:

	As of September 30,
	2014	2013
Average amount outstanding per consumer loan (in ones) (a)
Short-term loans (b)	$447	$525
Line of credit accounts	734	732
Installment loans (b)	1,318	1,048
Total consumer loans (b)	$794	$727

(a)	The disclosure regarding the average amount per consumer loan is statistical data that is not included in our financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our financial statements.

The average amount outstanding per consumer loan increased to $794 from $727 during the current quarter compared to the prior year quarter, mainly due to a greater mix in the current quarter of line of credit accounts and installment loans, which have higher average amounts per loan relative to short-term loans, in the current quarter compared to the prior year quarter. This increase was partially offset by a decrease in short-term loans, which have a lower average loan amount relative to line of credit accounts and installment loans.

Average Consumer Loan Amount

The average amount per consumer loan is calculated as the total amount of combined consumer loans written and renewed for the period divided by the total number of combined consumer loans written and renewed for the period. The following table shows the average amount per consumer loan by product for the current quarter compared to the prior year quarter:

	Three Months Ended
	September 30,
	2014	2013
Average amount per consumer loan (in ones) (a)
Short-term loans (b)	$502	$515
Line of credit accounts (c)	263	315
Installment loans (b)	1,576	1,187
Total consumer loans (b)	$488	$524

(a)	The disclosure regarding the average amount per consumer loan is statistical data that is not included in our financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.

The average amount per consumer loan decreased to $488 from $524 during the current quarter compared to the prior year quarter, mainly due to a greater mix in the current quarter of line of credit accounts, which have lower average amounts per loan relative to short-term loans, and stricter underwriting standards for our U.K. business in the current quarter compared to the prior year quarter. This decrease was partially offset by an increase in installment loans, which have a higher average loan amount relative to short-term loans.

CONSUMER LOAN LOSS EXPERIENCE

The allowance and liability for estimated losses as a percentage of combined consumer loans and fees receivable decreased to 17.5% as of September 30, 2014 from 22.6% as of September 30, 2013, primarily due to improved performance across all products in our consumer loan portfolio, partially related to the maturing of our product offerings, such as line of credit accounts and installment loans, to include a higher percentage of customers with established payment histories and partially related to stricter underwriting standards for our U.K. business.

The cost of revenue in the current quarter was $72.9 million, which was composed of $73.0 million related to our owned consumer loans offset by a $0.1 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. The cost of revenue in the prior year quarter was $90.4 million, which was composed of $90.6 million related to our owned consumer loans, offset by a $0.2 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $69.5 million and $83.2 million in the current quarter and the prior year quarter, respectively.

The following tables show consumer loan balances and fees receivable and the relationship of the allowance and liability for losses to the combined balances of consumer loans for each of the last five quarters (in thousands):

	2013		2014
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Consumer loan balances and fees receivable:
Gross - Company owned	$359,055	$385,785	$354,466	$359,760	$373,693
Gross - Guaranteed by the Company(a)	35,128	41,412	29,643	34,915	35,429
Combined consumer loans and fees receivable, gross(b)	394,183	427,197	384,109	394,675	409,122
Allowance and liability for losses on consumer loans	88,996	84,365	75,479	69,375	71,443
Combined consumer loans and fees receivable, net(b)	$305,187	$342,832	$308,630	$325,300	$337,679
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(b)	22.6%	19.7%	19.7%	17.6%	17.5%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
(b)	Non-GAAP measure.

Consumer Loan Loss Experience by Product

Management evaluates loss rates for all consumer loan products in our portfolio to determine credit quality and evaluate trends. For our products, we evaluate consumer loan losses as a percentage of the average consumer loan balance outstanding or the average combined consumer loan balance outstanding, whichever is applicable, for each portfolio. We expect future loss rates to continue to be affected by changes to our U.K. business. See “—Recent Regulatory Developments—Financial Conduct Authority.”

Short-term Loans

Demand for our short-term loan product in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Typically, our gross profit margin is highest in the first quarter of each year, corresponding to the seasonal decline in consumer loan balances outstanding. The cost of revenue as a percentage of the average combined consumer loan balance for short-term loans outstanding is typically lower in the first quarter and generally peaks in the second half of the year with higher loan demand. This seasonal trend was not evident during 2013, primarily due to a significant decline in demand for short-term loans in the United Kingdom when we began offering a line of credit account product. This trend continued in the United Kingdom during the nine-month period ended September 30, 2014, or the current nine-month period. The cost of revenue as a percentage of the average combined consumer loan balance of short-term loans was also impacted by increased collections as well as recent refinements made to our consumer loan underwriting models, primarily as a result of changes in business practices in the U.K. The average short-term combined consumer loan balance outstanding for short-term consumer loans declined during 2013 and the current nine-month period, primarily due to a decrease in demand for short-term loans and customers’ preference for the line of credit account product.

The following table includes information related only to short-term consumer loans and shows our loss experience trends for short-term consumer loans for each of the last five quarters (in thousands):

	2013		2014
	Third	Fourth	First	Second	Third
Short-term consumer loans:	Quarter	Quarter	Quarter	Quarter	Quarter
Cost of revenue	$33,606	$25,678	$16,316	$19,670	$18,936
Charge-offs (net of recoveries)	42,922	35,863	19,156	19,755	19,630
Average short-term combined consumer loans and fees receivable, gross:
Company owned(a)	108,032	84,651	71,686	62,404	55,296
Guaranteed by the Company(a)(b)	35,951	36,369	34,321	32,022	35,594
Average short-term combined consumer loans and fees receivable, gross (a)(c)	$143,983	$121,020	$106,007	$94,426	$90,890
Ending short-term combined consumer loans and fees receivable, gross:
Company owned	$96,505	$80,753	$65,910	$60,140	$50,822
Guaranteed by the Company(b)	35,128	41,412	29,643	34,915	35,389
Ending short-term combined consumer loans and fees receivable, gross (c)	$131,633	$122,165	$95,553	$95,055	$86,211
Ending allowance and liability for losses	$32,514	$22,513	$19,726	$19,829	$18,857

Short-term consumer loan ratios:
Cost of revenue as a % of average short-term combined consumer loans and fees receivable, gross(a)(c)	23.3%	21.2%	15.4%	20.8%	20.8%
Charge-offs (net of recoveries) as a % of average short-term combined consumer loans and fees receivable, gross (a)(c)	29.8%	29.6%	18.1%	20.9%	21.6%
Gross profit margin	63.7%	67.6%	77.6%	70.1%	69.4%
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(c)(d)	24.7%	18.4%	20.6%	20.9%	21.9%

(a)	The average short-term combined consumer loans and fees receivable is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross, is determined using period-end balances.

Line of Credit Accounts

The cost of revenue as a percentage of average consumer loan balance for line of credit accounts exhibits a similar quarterly seasonal trend to short-term consumer loan loss rates as the ratio is typically lower in the first quarter and increases throughout the remainder of the year, peaking in the second half of the year with higher loan demand.

The gross profit margin is generally lower for line of credit accounts because the highest levels of default are exhibited in the early stages of the account, while the revenue is recognized over the term of the account. As a result, particularly in periods of higher growth for line of credit account portfolios, which has been the case in recent years, the gross profit margin will be lower for this product than for our short-term loan products. The year over year decrease in the allowance for losses as a percentage of consumer loan balance was primarily due to the maturing of the line of credit portfolio reflected in a lower percentage of the portfolio in a delinquent status, and, as a result, the typical seasonal trend was not evidenced during the current nine-month period. During the third quarter of 2014 we experienced a seasonal sequential increase in the average line of credit account balance; however, this increase was moderated by the sequential decline from the second quarter of 2014 in the average line of credit account balance in the United Kingdom, primarily as a result of changes in business practices. We expect that this trend may continue as we comply with current and future regulatory changes in that market.  See “—Recent Regulatory Developments—Financial Conduct Authority” for further discussion.

The following table includes information related only to line of credit accounts and shows our loss experience trends for line of credit accounts for each of the last five quarters (in thousands):

	2013		2014
	Third	Fourth	First	Second	Third
Line of credit accounts:	Quarter	Quarter	Quarter	Quarter	Quarter
Cost of revenue	$26,152	$29,682	$23,913	$21,786	$25,913
Charge-offs (net of recoveries)	14,211	25,159	26,602	27,211	24,292
Average consumer loan balance(a)	79,757	110,439	121,457	120,228	126,908
Ending consumer loan balance	99,606	125,802	119,004	122,409	128,275
Ending allowance for losses balance	$24,405	$29,244	$26,669	$21,579	$22,672

Line of credit account ratios:
Cost of revenue as a % of average consumer loan balance(a)	32.8%	26.9%	19.7%	18.1%	20.4%
Charge-offs (net of recoveries) as a % of average consumer loan balance(a)	17.8%	22.8%	21.9%	22.6%	19.1%
Gross profit margin	48.2%	56.7%	67.3%	70.9%	68.0%
Allowance for losses as a % of consumer loan balance(b)	24.5%	23.2%	22.4%	17.6%	17.7%

(a)	The average consumer loan balance for line of credit accounts is the average of the month-end balances during the period.
(b)	Allowance for losses as a % of consumer loan balance is determined using period-end balances.

Installment Loans

For installment loans, the cost of revenue as a percentage of average consumer loan balance is typically more consistent throughout the year. Due to the scheduled monthly or bi-weekly payments that are inherent with installment loans, we do not experience the higher level of repayments in the first quarter for these loans as we experience with short-term loans and, to a lesser extent, line of credit accounts.

The gross profit margin is generally lower for the installment loan product than for other loan products, primarily because the highest levels of default are exhibited in the early stages of the loan, while revenue is recognized over the term of the loan. In addition, installment loans typically have a higher average amount per loan. As a result, particularly in periods of higher growth for the installment loan portfolio, which has been the case in recent years, the gross profit margin is typically lower for this product than for our short-term consumer loan products. Another factor contributing to the lower gross profit margin is that the loan yield for installment loans is typically lower than the other loan products we offer. During the current quarter, we experienced higher gross profit margin than we experienced in the prior year quarter, primarily due to the maturing of the installment loan product and the growth of our near-prime installment loan products as well as a decrease in new customer activity in the United Kingdom due to recent changes initiated in that market. The higher gross profit margin was also partially a result of lower allowance and liability for losses in the current quarter compared to the prior year quarter because the installment loan portfolio includes a higher percentage of customers with established payment histories in the current quarter compared to the prior year quarter. New customers tend to have a higher risk of default than customers with a history of successfully repaying loans.

The following table includes information related only to our installment loans and shows our loss experience trends for installment loans for each of the last five quarters (in thousands):

	2013		2014
	Third	Fourth	First	Second	Third
Installment loans:	Quarter	Quarter	Quarter	Quarter	Quarter
Cost of revenue	$30,631	$31,145	$26,203	$25,384	$28,070
Charge-offs (net of recoveries)	26,089	30,866	29,899	26,818	25,620
Average installment combined consumer loans and fees receivable, gross:
Company owned(a)	146,142	168,588	175,198	171,043	186,298
Guaranteed by the Company(a)(b)	—	—	—	—	10
Average installment combined consumer loans and fees receivable, gross (a)(c)	146,142	168,588	175,198	171,043	186,308
Ending installment combined consumer loans and fees receivable, gross:
Company owned	162,944	179,230	169,552	177,211	194,596
Guaranteed by the Company(b)	—	—	—	—	40
Ending installment combined consumer loans and fees receivable, gross (c)	162,944	179,230	169,552	177,211	194,636
Ending allowance and liability for losses	$32,077	$32,608	$29,084	$27,967	$29,914

Installment loan ratios:
Cost of revenue as a % of average installment combined consumer loans and fees receivable, gross(a)(c)	21.0%	18.5%	15.0%	14.8%	15.1%
Charge-offs (net of recoveries) as a % of average installment combined consumer loans and fees receivable, gross (a)(c)	17.9%	18.3%	17.0%	15.7%	13.8%
Gross profit margin	44.1%	49.0%	58.0%	58.3%	54.6%
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(c)(d)	19.7%	18.2%	17.2%	15.8%	15.4%

(a)	The average installment combined consumer loan and fees receivable is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross, is determined using period-end balances.

Total Expenses

Total expenses increased $12.9 million, or 16.8%, to $89.3 million in the current quarter, compared to $76.4 million in the prior year quarter.

Marketing expense decreased to $33.4 million in the current quarter compared to $36.5 million in the prior year quarter. Lower lead generation costs, lower domestic advertising costs and other marketing costs in our international operations were offset by higher domestic direct mail and other marketing costs.

Operations and technology expense increased to $19.4 million in the current quarter compared to $18.0 million in the prior year quarter, primarily due to increased personnel costs in our domestic operations resulting from higher loan volume.

General and administrative expense increased $13.2 million, or 73.2%, to $31.2 million in the current quarter compared to $18.0 million in the prior year quarter, primarily due to higher incentive accruals resulting from our strong financial performance and the addition of new personnel to support our growth, an increase in expenses allocated from Cash America reflecting higher allocated corporate services costs, higher accounting and legal professional services expenses incurred in the current quarter in conjunction with Cash America’s decision to review strategic alternatives for our separation and certain other matters (see “—Separation from Cash America”) and higher regulatory expenses related to our U.K. operations (see “—Recent Regulatory Developments—Financial Conduct Authority”).

Depreciation and amortization expense increased $1.4 million, or 34.9%, in the current quarter compared to the prior year quarter, primarily due to the acceleration of depreciation resulting from our planned office relocation of our headquarters in 2015.

Interest Expense, Net

On May 30, 2014, we issued and sold $500.0 million in aggregate principal amount of senior notes, or the Notes, in a private offering and terminated our credit agreement with Cash America. The Notes bear interest at a rate of 9.75% and were sold at a discount of the principal amount thereof to yield 10.0% to maturity. We used all of the net proceeds, or $479.0 million, of the Note offering to repay all of our intercompany indebtedness due to Cash America, which was $361.4 million as of May 30, 2014, and the remaining net proceeds were used to pay a significant portion of a $122.4 million cash dividend to Cash America, of which $120.7 million was paid on May 30, 2014 and $1.7 million was paid on June 30, 2014. Prior to issuing the Notes, we utilized affiliate borrowing agreements with Cash America for all borrowing arrangements. Pursuant to these agreements, interest was charged at a base rate plus an applicable margin.

Interest expense, net increased $8.2 million, or 167.6%, to $13.1 million in the current quarter compared to $4.9 million in the prior year quarter. The increase was due to an increase in the weighted average interest rate on our outstanding debt to 10.00% in the current quarter from 4.71% in the prior year quarter, and an increase in the average amount of debt outstanding, which increased $85.1 million to $494.0 million during the current quarter from $408.9 million during the prior year quarter. We expect our interest expense for the remainder of 2014 to increase to reflect the higher interest rate and debt outstanding.

Provision for Income Taxes

Provision for income taxes increased $2.7 million, or 31.2%, to $11.2 million in the current quarter compared to $8.5 million in the prior year quarter. The increase was primarily due to a 15.9% increase in income before income taxes and an increase in the effective tax rate to 37.8% in the current quarter from 33.3% in the prior year quarter, primarily due to nondeductible expenses related to the Spin-off.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013

Revenue and Gross Profit

Revenue increased $58.6 million, or 10.5%, to $615.1 million for the current nine-month period as compared to $556.5 million for the nine-month period ended September 30, 2013, or the prior year nine-month period. Domestic operations contributed $59.9 million to the increase, primarily due to growth in domestic consumer loan balances, mainly resulting from the expansion of our line of credit account and installment loan portfolios in the United States. The increase in domestic operations was partially offset by a decrease of $1.3 million in our international operations, primarily in the United Kingdom.

Our gross profit increased by $80.9 million to $408.9 million in the current nine-month period from $328.0 million in the prior year nine-month period, primarily due to the growth and the composition of the consumer loan portfolio in our domestic and international operations. Our consolidated gross profit margin increased to 66.5% in the current nine-month period from 58.9% in the prior year nine-month period, primarily because our consumer loan portfolios had a higher percentage mix of customers with established payment histories during the current nine-month period as compared to the prior year nine-month period and increased collections resulting in a lower percentage of delinquent loans. Line of credit account and installment loan products comprised 78.9% of the combined gross consumer loan balance at September 30, 2014 compared to 66.6% at September 30, 2013. While the short-term consumer loan product was a less significant portion of the aggregate portfolio, loss experience for the product also decreased in the current nine-month period compared to the prior year nine-month period, contributing to the increase in gross profit margin for the period. In addition, we recently made refinements to our consumer loan underwriting models, as a result of changes in business practices in the United Kingdom, which we believe also contributed to the recent improvements in gross profit margin, but were also a cause of the decreased revenue in the United Kingdom. Additional discussion of the specific factors influencing each product is included in “—Consumer Loan Loss Experience—Consumer Loan Loss Experience by Product” above and below. Our historical results from operations do not include the full impact of changes and expected changes in our U.K. operations resulting from recent regulatory and legislative changes and are not indicative of our future results of operations and cash flows from our U.K. operations. See “—Recent Regulatory Developments—Financial Conduct Authority” above for further information.

The following table sets forth the components of revenue and gross profit, separated between domestic and international, for the current and prior year nine-month periods (dollars in thousands):

	Nine Months Ended September 30,
	2014			2013
	Domestic	International	Total	Domestic	International	Total
Short-term loans	$131,911	$68,659	$200,570	$138,547	$172,003	$310,550
Line of credit accounts	112,805	116,034	228,839	82,073	19,949	102,022
Installment loans	99,206	85,851	185,057	62,461	80,377	142,838
Other	81	568	649	1,051	92	1,143
Revenue	344,003	271,112	615,115	284,132	272,421	556,553
Cost of Revenue	122,892	83,303	206,195	113,391	115,156	228,547
Gross Profit	$221,111	$187,809	$408,920	$170,741	$157,265	$328,006

Year-over-year change—$	$50,370	$30,544	$80,914
Year-over-year change—%	29.5%	19.4%	24.7%
Gross profit margin	64.3%	69.3%	66.5%	60.1%	57.7%	58.9%

Average Consumer Loan Amount

The following table shows the average amount per consumer loan by product for the current nine-month period compared to the prior year nine-month period:

	Nine Months Ended
	September 30,
	2014	2013
Average amount per consumer loan (in ones)(a)
Short-term loans(b)	$515	$530
Line of credit accounts (c)	273	301
Installment loans (b)	1,399	1,154
Total consumer loans(b)	$489	$535

(a)	The disclosure regarding the average amount per consumer loan is statistical data that is not included in our financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.

The average amount per consumer loan decreased to $489 from $535 during the current nine-month period compared to the prior year nine-month period, mainly due to a greater mix of line of credit accounts, which have lower average amounts per loan relative to short-term loans in the current nine-month period compared to the prior year nine-month period. This decrease was partially offset by an increase in installment loans, which have a higher average loan amount relative to short-term loans.

Consumer Loan Loss Experience

The allowance and liability for estimated losses as a percentage of combined consumer loans and fees receivable decreased to 17.5% as of September 30, 2014 from 22.6% as of September 30, 2013, primarily due to improved performance across all products in our consumer loan portfolio, partially related to the maturing of our product offerings, such as line of credit accounts and installment loans, to include a higher percentage of customers with established payment histories and partially related to stricter underwriting standards for our U.K. business.

The cost of revenue in the current nine-month period was $206.2 million, which was composed of $206.8 million related to our owned consumer loans, offset by a $0.6 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. The cost of revenue in the prior year nine-month period was $228.5 million, which was composed of $229.2 million related to our owned consumer loans, offset by a $0.7 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $219.0 million and $224.4 million in the current nine-month period and the prior year nine-month period, respectively.

Total Expenses

Total expenses increased $21.4 million, or 9.6%, to $243.4 million in the current nine-month period compared to $222.0 million in the prior year nine-month period.

Marketing expenses decreased $1.9 million, or 2.0%, to $92.7 million in the current nine-month period compared to $94.6 million in the prior year nine-month period, primarily due to lower lead generation costs and other marketing costs in our international operations that were partially offset by higher domestic direct mail and pay-per-click advertising costs.

Operations and technology expense increased $1.9 million, or 3.6%, to $54.4 million in the current nine-month period compared to $52.5 million in the prior year nine-month period, primarily due to increased personnel costs in our domestic operations resulting from higher loan volume.

General and administrative expense increased $20.6 million, or 33.4%, to $82.5 million in the current nine-month period compared to $61.9 million in the prior year nine-month period, primarily due to higher incentive accruals resulting from our strong financial performance, the addition of new personnel to support our growth, higher regulatory expenses related to our U.K. operations (see “—Recent Regulatory Developments—Financial Conduct Authority”) and higher accounting and legal professional services expenses incurred in the current nine-month period in conjunction with Cash America’s decision to review strategic alternatives for our separation and certain other matters (see “—Separation from Cash America”).

Depreciation and amortization expense increased $0.8 million, or 6.1%, in the current nine-month period compared to the prior year nine-month period, primarily due to the acceleration of depreciation in the current nine-month period related to the planned relocation of our headquarters in 2015, partially offset by the acceleration of depreciation related to the phase-out of certain loan platforms in the prior year nine-month period.

Interest Expense, Net

Interest expense, net increased $10.5 million, or 71.0%, to $25.2 million in the current nine-month period, compared to $14.7 million in the prior year nine-month period. The increase was primarily due to an increase in the weighted average interest rate on our outstanding debt to 7.36% in the current nine-month period from 4.74% in the prior year nine-month period and a $26.4 million increase in the average amount of debt outstanding to $438.3 million during the current nine-month period from $411.9 million during the prior year nine-month period.

Provision for Income Taxes

Provision for income taxes increased $18.6 million, or 58.4%, to $50.6 million in the current nine-month period compared to $32.0 million in the prior year nine-month period. The increase was primarily due to a 54.8% increase in income before income taxes and an increase in the effective tax rate to 36.2% in the current nine-month period from 35.4% in the prior year nine-month period, primarily due to nondeductible expenses related to the Spin-off.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

Historically, we have generated significant cash flow through normal operating activities for funding both long-term and short-term needs. Our near-term liquidity is managed to ensure that adequate resources are available to fund our seasonal working capital growth, which is driven by demand for our loan products. In addition to operating cash flows, liquidity was historically provided by affiliate advances from Cash America that were evidenced through borrowings under an intercompany credit agreement with Cash America. Our credit agreement with Cash America permitted us to borrow, repay and re-borrow funds from Cash America on a revolving credit basis in a maximum amount equal to $450 million. On May 30, 2014 we issued and sold the Notes, as further discussed below under “Senior Notes.” On May 14, 2014, we entered into our credit agreement as further described below under “Credit Agreement.” As of September 30, 2014, our available borrowings under the Credit Agreement were $72.0 million. We expect that our operating needs will be satisfied by a combination of cash flows from operations and borrowings under our Credit Agreement.

As of September 30, 2014, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending to consumers that would reduce cash outflow requirements while increasing cash inflows through repayments of consumer loans. Additional alternatives may include the securitization or sale of assets and reductions in capital spending which could be expected to generate additional liquidity.

Senior Notes

On May 30, 2014, we issued and sold the Notes. The Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended, or the Securities Act, and outside the United States pursuant to Regulation S under the Securities Act.

We used all of the net proceeds, or $479.0 million, of the Note offering to repay all of our intercompany indebtedness due to Cash America, which was $361.4 million as of May 30, 2014, and the remaining net proceeds were used to pay a significant portion of $122.4 million in cash dividends we paid to Cash America, of which $120.7 million was paid on May 30, 2014 and $1.7 million was paid on June 30, 2014.

The Notes are governed by an Indenture, or the Indenture, dated May 30, 2014, between us, our domestic subsidiaries, as Guarantors, and the trustee. The Notes bear interest at a rate of 9.75% per year on the principal amount of the Notes, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2014. The Notes will mature on June 1, 2021. The Notes are senior unsecured debt obligations of Enova and are unconditionally guaranteed by our domestic subsidiaries. Neither Cash America nor any of its other subsidiaries that are not also our subsidiaries guarantee the Notes.

The Indenture contains certain covenants that, among other things, limit our and certain of our subsidiaries’ ability to incur additional debt, acquire or create new subsidiaries, create liens, engage in certain transactions with affiliates and consolidate or merge with or into other companies. The Indenture also contains certain reporting covenants, pursuant to which we are providing the trustee and holders of the Notes with a copy of this report.

The Notes are redeemable at our option, in whole or in part, (i) at any time prior to June 1, 2017 at 100% of the aggregate principal amount of Notes redeemed plus the applicable “make whole” redemption price specified in the Indenture, plus accrued and unpaid interest, if any, to the redemption date and (ii) at any time on or after June 1, 2017 at a premium specified in the Indenture that will decrease over time as described in the Indenture, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to June 1, 2017, we may redeem from time to time up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 109.75% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date with the proceeds from certain equity offerings as described in the Indenture. In addition, if our and our subsidiaries’ guarantee of certain indebtedness of Cash America as described in the Indenture is not released on or before March 31, 2015 then we may redeem all and not less than all of the Notes outstanding at a redemption price equal to 103% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, or the Special Redemption, and if the Special Redemption does not occur, then the interest rate on the Notes will increase 2.0% per annum until Enova and its subsidiaries no longer guarantee certain indebtedness of Cash America as described in the Indenture. If a change of control occurs, as that term is defined in the Indenture, the holders of the Notes will have the right, subject to certain conditions, to require Enova to repurchase their Notes at a purchase price equal to 101% of the aggregate principal amount of Notes repurchased plus accrued and unpaid interest, if any, as of the date of repurchase. The Spin-off does not constitute a change of control under the Indenture.

In addition, on May 30, 2014, we entered into a registration rights agreement with the initial purchaser of the Notes, or the Registration Rights Agreement, pursuant to which we agreed to use commercially reasonable efforts to cause a registration statement to be declared effective on or prior to the 360th day following the closing date relating to an exchange offer of the Notes for identical new notes registered under the Securities Act. In certain circumstances, we may be required to file a shelf registration statement to cover resales of the Notes. If we do not comply with certain covenants set forth in the Registration Rights Agreement, we must pay liquidated damages to holders of the Notes. If we fail to satisfy any of our registration obligations, we may be required to pay the holders of the Notes additional interest ranging from 0.25% to 0.50% per annum until we satisfy our registration obligations.

The Indenture provides for customary events of default, including nonpayment and failure to comply with covenants or other agreements in the Indenture.

Credit Agreement

On May 14, 2014, we and certain of our domestic subsidiaries, as guarantors, entered into a credit agreement with Jefferies Finance LLC, as administrative agent, and Jefferies Group LLC, as lender, or the Credit Agreement. The Credit Agreement provides for our unsecured revolving line of credit in an aggregate principal amount of up to $75.0 million. The Credit Agreement contains customary representations and warranties and covenants (including financial maintenance covenants). Loans under the revolving line of credit may be made in dollars or in designated foreign currencies. Neither Cash America nor any of its other subsidiaries that are not subsidiaries of Enova guarantee the revolving line of credit.

Our revolving line of credit may be used for our and our subsidiaries’ general corporate purposes, including possible acquisitions. Interest on the loans borrowed under the Credit Agreement will be charged, at our option, at either LIBOR for one week or one-, two-, three- or six-month periods, as selected by us, plus a margin varying from 2.50% to 3.75% or at the agent’s base rate plus a margin varying from 1.50% to 2.75%. The margin for the Credit Agreement borrowings is dependent on our cash flow leverage ratios. We will also be required to pay a fee on the unused portion of the line of credit ranging from 0.25% to 0.50% (0.50% as of September 30, 2014) based on our cash flow leverage ratios. Our Credit Agreement will mature on June 30, 2017. The revolving line of credit under the Credit Agreement was undrawn as of September 30, 2014.

The Credit Agreement also includes a sub-limit of up to $20.0 million for standby or commercial letters of credit. In the event that an amount is paid by the issuing bank under a letter of credit, it will be due and payable by us on demand. Pursuant to the terms of the Credit Agreement, we agree to pay fees equal to the LIBOR margin per annum on the undrawn amount of each outstanding standby letter of credit plus a one-time commercial letter of credit fee of 0.20% of the face amount of each commercial letter of credit plus 0.25% per annum on the average daily amount of the total letter of credit exposure. We had standby letters of credit of $3.0 million under our Credit Agreement as of September 30, 2014.

Financial Conduct Authority

See “—Recent Regulatory Developments—Financial Conduct Authority” for a discussion of changes we have made and will continue to make to our U.K business practices in response to the requirements of the FCA and the cap on the total cost of credit in the United Kingdom. We are still assessing the impact of the changes we have made and are making in response to the requirements of the FCA, but we expect our U.K. operations will experience a decline in working capital necessary to operate our U.K. consumer loan business as consumer loans outstanding, revenue and cost of revenue decline during the balance of 2014 and potentially into 2015 as we adjust our business practices. In addition, we are still assessing the full impact of the cost of credit cap changes based on the final rule issued on November 11, 2014, which will become effective on January 2, 2015. It is possible that the rule change could have a significant effect on the results of our U.K. operations.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash flows provided by operating activities	$357,800	$315,870
Cash flows used in investing activities
Consumer loans	(209,071)	(271,128)
Property and equipment additions	(9,858)	(11,544)
Other	8	—
Total cash flows used in investing activities	$(218,921)	$(282,672)
Cash flows used in financing activities	(78,674)	(10,534)

Working capital	362,503	331,012
Current ratio	5.3x	8.6x

Cash Flows from Operating Activities

Net cash provided by operating activities increased $41.9 million, or 13.3%, to $357.8 million for the current nine-month period from $315.9 million for the prior year nine-month period. The increase was primarily driven by a $30.8 million increase in net income during the current nine-month period, partially offset by a $22.4 million decrease in cost of revenue, a non-cash expense, primarily because our consumer loan portfolios had a higher percentage of customers with established payment histories during the current nine-month period as compared to the prior year nine-month period and also due to stricter underwriting standards in our U.K. business.

Other significant changes in net cash provided by operating activities for the current nine-month period compared to the prior year nine-month period included cash flows from the following activities:

•

changes in accounts payable and accrued expenses resulted in a $23.4 million increase in net cash provided by operating activities, primarily due to accrued interest expense on the Notes in the current nine-month period and higher incentive accruals for the current nine-month period compared to the prior year nine-month period resulting from our strong financial performance; and

•	the addition of related party payables, net resulted in a $13.4 million increase in net cash provided by operating activities, primarily due to income taxes paid by Cash America on our behalf.

Management believes cash flows from operations and available cash balances and borrowings will be sufficient to fund our future operating liquidity needs.

Cash Flows from Investing Activities

Net cash used in investing activities decreased $63.8 million, or 22.6%, for the current nine-month period compared to the prior year nine-month period, primarily due to a $62.1 million decrease in net cash invested in consumer loans due to a higher rate of increase in consumer loans repaid compared to consumer loans originated or acquired. The implementation of stricter affordability assessments and underwriting standards in the United Kingdom also contributed to this decrease in net cash used in investing activities.

Expenditures for property and equipment decreased $1.7 million to $9.8 million in the current nine-month period compared to $11.5 million in the prior year nine-month period, primarily related to decreases in computer hardware expenditures in the current nine-month period compared to the prior year nine-month period. Management anticipates that total expenditures for property and equipment will be between $14 million and $15 million for the twelve months ended December 31, 2014, primarily for continued development activities related to our technology platform and the purchase of computer hardware.

Cash Flows from Financing Activities

Net cash used in financing activities increased $68.2 million to $78.7 million in the current nine-month period from $10.5 million in the prior year nine-month period.

During the current nine-month period, we issued the Notes and entered into the Credit Agreement. We used all of the net proceeds of the Note offering, or $479.0 million, to repay all of our intercompany indebtedness due to Cash America, which was $361.4 million as of May 30, 2014, and the remaining net proceeds were used to pay a significant portion of $122.4 million in cash dividends we paid to Cash America, of which $120.7 million was paid on May 30, 2014 and $1.7 million was paid on June 30, 2014. Also, we incurred $16.3 million of debt issuance costs in the current nine-month period resulting from the issuance of the Notes and the Credit Agreement. See “—Senior Notes” and “—Credit Facility” above for additional information about the Notes and Credit Agreement. In addition, cash flows used in financing activities for the current nine-month period reflects $70.3 million of net payments to Cash America (excluding the $361.4 million repayment on May 30, 2014) compared to $5.2 million of net payments in the prior year nine-month period.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

On July 25, 2014, we entered into a new office lease agreement for approximately 160,000 square feet of office space for our headquarters in Chicago, Illinois. The lease term is 12 years, with options to renew for two five-year terms. Under the terms of the lease, we were provided $9.8 million in tenant improvement allowances and $8.5 million in rent abatements. For the new office lease agreement, we are responsible for paying our proportionate share of the increase in actual operating expenses and real estate taxes over the defined lease year.

The following table summarizes our contractual obligations at September 30, 2014 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt (a)	$—	$—	$—	$—	$—	$500,000	$500,000
Interest on long-term debt (b)	24,375	48,750	48,750	48,750	48,750	121,875	341,250
Non-cancelable leases (c)	825	3,351	3,324	5,864	5,023	47,883	66,270

Total	$25,200	$52,101	$52,074	$54,614	$53,773	$669,758	$907,520

(a)	Represents obligations under the Notes. See “—Liquidity and Capital Resources—Senior Notes.”
(b)	Represents cash payments for interest on the Notes. See “—Liquidity and Capital Resources—Senior Notes.”
(c)	Represents obligations due under long-term operating leases. See Note 6 in the Notes to Consolidated Financial Statements for further discussion of our operating lease obligations.

OFF-BALANCE SHEET ARRANGEMENTS

In certain markets, we arrange for consumers to obtain consumer loan products from independent third-party lenders through our CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loan. When a customer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan received by the customer from the third-party lender if the customer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default, which generally occurs after one payment is missed. As of September 30, 2014 and 2013, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $35.4 million and $35.1 million, respectively, which were guaranteed by us.

As of September 30, 2014, we and our domestic subsidiaries participated jointly and severally with certain subsidiaries of Cash America and guaranteed Cash America’s $196.5 million in aggregate principal amount of 5.75% Senior Notes due May 15, 2018 that were issued on May 15, 2013 and Cash America’s domestic and multi-currency line of credit due 2018. Under the provisions of Cash America’s debt agreements, we had liability in the event Cash America defaulted in its payment obligations or failed to comply with the covenants under the debt agreements or upon the occurrence of specified events contained in the debt agreements, including the event of bankruptcy, insolvency or reorganization of Cash America. These guarantees of Cash America’s debt agreements are being released in connection with the consummation of the Spin-off, which occurred on November 13, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in foreign currency exchange rates. We do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes. There have been no material changes to our exposure to market risks since December 31, 2013, as described in the Company’s Registration Statement on Form 10 filed with the SEC on July 31, 2014 (as subsequently amended and declared effective on October 24, 2014).

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2014 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal controls will prevent or detect all possible misstatements due to error or fraud. Our disclosure controls and procedures and internal controls are, however, designed to provide reasonable assurance of achieving their objectives, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See the “Litigation” section of Note 6 of the notes to our unaudited financial statements of Part I, “Item 1 Financial Statements.”

ITEM 1A.	RISK FACTORS

There have been no material changes from the Risk Factors described in Item 1A. “Risk Factors” of the Form 10.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

4.1

First Supplemental Indenture, dated as of October 1, 2014, between Enova International, Inc., NC Financial Solutions of Louisiana, LLC, NC Financial Solutions of Montana, LLC, and NC Financial Solutions of Rhode Island, LLC, each, as subsidiary guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Registration Statement on Form 10 filed on October 2, 2014)

10.1	Enova International, Inc. 2014 Long-Term Incentive Plan

10.2

Lease Agreement, dated July 25, 2014, between 175 Jackson L.L.C. and Enova International, Inc. (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Registration Statement on Form 10 filed on October 22, 2014)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2014	ENOVA INTERNATIONAL, INC.

	By:	/s/ Robert S. Clifton
Robert S. Clifton
Vice President, Chief Financial Officer & Treasurer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

4.1

First Supplemental Indenture, dated as of October 1, 2014, between Enova International, Inc., NC Financial Solutions of Louisiana, LLC, NC Financial Solutions of Montana, LLC, and NC Financial Solutions of Rhode Island, LLC, each, as subsidiary guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Registration Statement on Form 10 filed on October 2, 2014)

10.1	Enova International, Inc. 2014 Long-Term Incentive Plan

10.2

Lease Agreement, dated July 25, 2014, between 175 Jackson L.L.C. and Enova International, Inc. (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Registration Statement on Form 10 filed on October 22, 2014)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002