Form 10-Q/A
period 2014-09-30
Enova International, Inc.
filed 2014-12-15
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Yes  ☒    No  ☐

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

Explanatory Note

The purpose of this Amendment No. 1 to Enova International, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2014, as filed with the Securities and Exchange Commission on November 14, 2014 (the "Form 10-Q"), is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 provides the following items from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Income, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Stockholder’s Equity, (v) the unaudited Consolidated Statements of Cash Flows and (vi) the unaudited Notes to Consolidated Financial Statements.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections. No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

ITEM 6.	EXHIBITS
Exhibit No.	Exhibit Description

4.1*

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

10.1*	Enova International, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on November 14, 2014)

10.2*

Lease Agreement, dated July 25, 2014, between 175 Jackson L.L.C. and Enova International, Inc. (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Registration Statement on Form 10 filed on October 22, 2014)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, which was filed with the Securities and Exchange Commission on November 14, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 15, 2014	ENOVA INTERNATIONAL, INC.

	By:	/s/ Robert S. Clifton
Robert S. Clifton
Vice President, Chief Financial Officer & Treasurer
(On behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

Exhibit No.	Exhibit Description

4.1*

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

10.1*	Enova International, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on November 14, 2014)

10.2*

Lease Agreement, dated July 25, 2014, between 175 Jackson L.L.C. and Enova International, Inc. (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Registration Statement on Form 10 filed on October 22, 2014)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, which was filed with the Securities and Exchange Commission on November 14, 2014

5