Form 10-K
period 2014-12-31
Enova International, Inc.
filed 2015-03-20
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-35503

Enova International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-3190813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Jackson Blvd.
Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(312) 568-4200

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.00001 par value per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter time that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2014, none of the registrant’s equity securities were publicly traded. All of the equity securities were held by Cash America International, Inc., the registrant’s sole member as of June 30, 2014.

At March 13, 2015 there were 33,000,000 shares of the registrant’s Common Stock, $0.00001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

ENOVA INTERNATIONAL, INC.

YEAR ENDED DECEMBER 31, 2014

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

•	our ability to effectively operate as a stand-alone, public company;
•	our ability to process or collect loans through the Automated Clearing House system;
•	the deterioration of the political, regulatory or economic environment in countries where we operate or in the future may operate;
•	the actions of third parties who provide, acquire or offer products and services to, from or for us;
•	public and regulatory perception of the consumer loan business and our business practices;
•	the effect of any current or future litigation proceedings and any judicial decisions or rule-making that affects us, our products or the legality or enforceability of our arbitration agreements;
•	changes in demand for our services, changes in competition and the continued acceptance of the online channel by our customers;
•	changes in our ability to satisfy our debt obligations or to refinance existing debt obligations or obtain new capital to finance growth;
•	a prolonged interruption in the operations of our facilities, systems and business functions, including our information technology and other business systems;
•	our ability to maintain an allowance or liability for estimated losses on loans that is adequate to absorb credit losses;
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

The foregoing list of factors is not exhaustive and new factors may emerge or changes to these factors may occur that would impact the Company’s business and cause actual results to differ materially from those expressed in any of our forward looking statements. Additional information regarding these and other factors may be contained in the Company’s filings with the Securities and Exchange Commission (the “SEC”), especially on Forms 10-Q and 8-K. Readers of this report are encouraged to review all of the Risk Factors contained in Part I, Item 1A. Risk Factors to obtain more detail about the Company’s risks and uncertainties. All forward-looking statements involve risks, assumptions and uncertainties. The occurrence of the events described, and the achievement of the expected results, depends on many events, some or all of which are not predictable or within the Company’s control. If one or more events related to these or other risks or uncertainties materialize, or if management’s underlying assumptions prove to be incorrect, actual results may differ materially from what the Company anticipates. The forward-looking statements in this report are made as of the date of this report, and the Company disclaims any intention or obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of this report. All forward-looking statements in this report are expressly qualified in their entirety by the foregoing cautionary statements.

PART I

ITEM 1.	BUSINESS

Overview

We are a leading provider of online financial services. In 2014, we extended approximately $2.2 billion in credit to borrowers. We currently offer or arrange loans to customers in 35 states in the United States and in the United Kingdom, Australia and Canada. In June 2014 and July 2014, we launched pilot programs in Brazil and China, respectively, where we began arranging loans for borrowers through a third party lender in each country. In addition, in late July 2014, we introduced a pilot program for a new line of credit product in the United States to serve the needs of small businesses. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans, allowing us to offer consumers and small businesses credit when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through December 31, 2014, we have completed over 31.9 million customer transactions and collected approximately nine terabytes of currently accessible consumer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years and currently offer or arrange multiple loan products in the United States, the United Kingdom, Australia, Canada, Brazil and China. These loan products include short-term loans, line of credit accounts and installment loans.

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

We have developed a proprietary underwriting system based on data we have collected over our ten years of online lending experience. This system employs advanced risk analytics to decide whether to approve loan transactions, to structure the amount and terms of the loans we offer pursuant to jurisdiction-specific regulations and to provide customers with their funds quickly and efficiently. Our systems closely monitor loan collection and portfolio performance data that we use to continually refine the analytical models and statistical measures used in making our credit, marketing and collection decisions.

Our flexible and scalable technology platform allows us to process and complete customers’ transactions quickly and efficiently. In 2014, we processed approximately 4.5 million transactions, and we continue to grow our loan portfolio and increase the number of customers we serve through both desktop and mobile platforms. Our highly customizable technology platform allows us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and customer preference, and to enter new markets quickly. In 2012 we launched a new product in the United States designed to serve near-prime customers, and in 2014 we introduced a similar product in the United Kingdom. In June 2014 and July 2014 we launched pilot programs in Brazil and China, respectively, where we began arranging loans for borrowers through a third party lender in each country. In addition, in late July 2014, we also introduced a pilot program for a new line of credit product in the United States to serve the needs of small businesses. These products are intended to allow us to further diversify our product offerings, customer base and geographic scope. In 2014, we derived 58.6% of our total revenue from the United States and 41.4% of our total revenue internationally, with 97.0% of international revenue (representing 40.1% of our total revenue) generated in the United Kingdom. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Regulatory Developments—Financial Conduct Authority” included in Part II, Item 7 of this report for a discussion about our expectations for our U.K. business going forward.

We have been able to consistently acquire new customers and successfully generate business from returning customers when they need a loan. We believe our customers are loyal to us because they are satisfied with our products and services. We acquire new customers from a variety of sources, including visits to our own websites, mobile sites or applications, and through direct marketing, affiliate marketing, lead providers and relationships with other lenders. We believe that the online convenience of our products and our availability 24/7 to accept loan applications with quick results are important to our customers.

Once a potential new customer submits an application, we provide a quick credit decision. If a loan is approved, we typically fund the loan the next business day or, in some cases, the same day. During the entire process, from application through payment, we provide access to our in-house and well-trained customer service team. All of our operations, from customer acquisition through collections, are structured to build customer satisfaction and loyalty, in the event that a customer has a need for our products in the future. We have developed a series of sophisticated proprietary scoring models to support our various loan products. We believe that these models are an integral component of our operations and they allow us to complete a high volume of customer transactions while actively managing risk and the related credit quality of our loan portfolios. We believe our successful application of these technology innovations differentiates our capabilities relative to competitive platforms as evidenced by our history of strong growth and stable credit quality.

Products and Services

Our online loans provide customers with a deposit of funds to their bank account or onto a debit card in exchange for a commitment to repay the amount deposited plus fees and/or interest. We originate, arrange, guarantee or purchase short-term consumer loans, line of credit accounts and installment loans. We have only one reportable segment that includes all of our online financial services.

Short-term consumer loans. Short-term loans are unsecured loans written by us or by a third-party lender through our credit services organization and credit access business programs, which we refer to as our CSO programs that we arrange and guarantee. As of December 31, 2014, we offered or arranged short-term consumer loans in 23 states in the United States, the United Kingdom and Canada. Short-term loans generally have terms of seven to 90 days, with proceeds promptly deposited in the customer’s bank account or onto a debit card in exchange for a pre-authorized debit from their account. Our short-term consumer loans contributed approximately 31.7% of our total revenue in 2014, 50.9% in 2013, and 69.6% in 2012.

Due to the credit risk and high transaction costs of serving our customer segment, the fees we charge are generally considered to be higher than the fees charged to consumers with superior credit histories by banks and similar lenders who are typically unwilling to make unsecured loans to alternative credit consumers.

Through our CSO programs, we provide services related to third-party lenders’ short-term consumer loan products by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under our CSO programs include credit-related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents, or CSO loans. When a consumer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. For CSO loans, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. We, in turn, are responsible for assessing whether or not we will guarantee such loan. The guarantee represents an obligation to purchase specific loans, which generally have terms of less than 90 days, if they go into default. As of December 31, 2014, 2013 and 2012, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $36.3 million, $41.4 million and $48.2 million, respectively, which were guaranteed by us.

Line of credit accounts. Line of credit accounts consist of draws made through our unsecured line of credit products. As of December 31, 2014, we offered line of credit accounts in seven states in the United States and in the United Kingdom, which allow customers to draw on the line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with their terms of the line of credit account. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit. As a result of recent regulatory changes, we discontinued offering line of credit accounts to new customers in the United Kingdom and effective January 1, 2015, we discontinued draws on existing accounts in the United Kingdom. Our line of credit accounts contributed approximately 37.7% of our total revenue in 2014, 22.3% in 2013, and 11.1% in 2012.

Installment loans. Installment loans are longer-term multi-payment unsecured loans that generally require the pay-down of portions of the outstanding principal balance in multiple installments. We offer or arrange, through our CSO Programs, multi-payment unsecured installment loan products in the United Kingdom, Australia and in 15 states in the United States. In September 2014, we began arranging and guaranteeing installment loans written by a third-party lender through our CSO programs in one state in the United States. Generally, terms for our installment loan products are between two and 60 months. These loans generally have higher principal amounts than short-term loans and are repaid in installments over the term of the loan. The loan may be repaid early at any time with no prepayment charges. Our installment loans contributed approximately 30.5% of our total revenue in 2014, 26.6% in 2013, and 19.1% in 2012.

Pilot Programs. In June 2014 and July 2014 we launched pilot programs in Brazil and China, respectively, where we began arranging loans for borrowers through a third party lender in each country as described below. In addition, in late July 2014, we also introduced a pilot program for a new line of credit product to serve the needs of small businesses, which was offered in eight states in the United States at December 31, 2014 and is included under “line of credit accounts.”

Our Markets

We currently provide our services in the following countries:

United States. We began our online business in the United States in May 2004. As of December 31, 2014, we provided services in 35 states under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com and Headway Capital at www.headwaycapital.com. In 2014, we originated, guaranteed or purchased $1.4 billion in loans and acquired more than 310,000 new customers in the United States. The United States represented 58.6% of our total revenue in 2014 and 51.7% of our total revenue in 2013.

United Kingdom. We provide services in the United Kingdom under the names QuickQuid at www.quickquid.co.uk, Pounds to Pocket at www.poundstopocket.co.uk and OnStride Financial at www.onstride.co.uk. We began our QuickQuid short-term consumer loan business in July 2007, our Pounds to Pocket installment loan business in September 2010, and our OnStride near-prime installment loan business in April 2014. We offered a line of credit product from March 2013 to December 2014 under the brand name QuickQuid FlexCredit. In 2014, we originated $725.2 million in loans and acquired more than 140,000 new customers in the United Kingdom. The United Kingdom represented 40.1% of our total revenue in 2014 and 47.1% of our total revenue in 2013. Our results from operations for the year ended December 31, 2014 and for the year ended December 31, 2013 do not include the full impact of changes in our U.K. operations resulting from recent regulatory and legislative changes. As a result, such results are not indicative of our future results of operations and cash flow from our U.K. operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Regulatory Developments—Financial Conduct Authority” included in Part II, Item 7 of this report for a discussion about our expectations for our U.K. business going forward.

Australia. We provide services under the name DollarsDirect at www.dollarsdirect.com.au in Australia, and we began providing services there in May 2009. Australia represented 0.5% of our total revenue in 2014 and 0.7% of our total revenue in 2013.

Canada. We began providing services in Canada in October 2009. As of the date of this report, we provide services in the provinces of Ontario, British Columbia, Alberta and Saskatchewan under the name DollarsDirect at www.dollarsdirect.ca. Canada represented 0.7% of our total revenue in 2014 and 0.5% of our total revenue in 2013.

Brazil. On June 30, 2014, we launched a pilot program in Brazil where we arrange loans for a third-party lender in accordance with applicable law under the name Simplic at www.simplic.com.br. We also guarantee the payment of these loans by agreeing to purchase the loans from the third-party lender under certain circumstances. The loans may be repaid in one payment or in two or three equal installments, depending on the loan terms selected by the customer, with loan durations ranging from 15 days for loans repaid in a single payment up to 105 days for loans payable in three installments. We receive fees and interest on these loans in connection with the services we provide. Our future plans for Brazil will largely depend on our results from this pilot program.

China. We launched a pilot program in China in late July 2014, where we have entered into a joint venture with a third party lender where the third party lender makes loans in accordance with applicable laws under the name YouXinYi at www.youxinyi.cn. The loans are installment loans that have a period of 12 months. Our future plans for China will largely depend on our results from this pilot program.

Key Financial and Operating Metrics

We have achieved significant growth since we began our online business as we have expanded both our product offerings and the geographic markets we serve. We measure our business using several financial and operating metrics. Our key metrics include domestic and international combined consumer loans outstanding, in addition to other measures described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

This growth in product offerings and geographic markets has resulted in significant revenue diversification, as set forth below:

Additional financial information regarding our operating segment and each of the geographic areas in which we do business is provided in “Note 16. Operating Segment Information—Geographic Information” to our Audited Financial Statements in Part II, Item 8 of this report. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Regulatory Developments—Financial Conduct Authority” included in Part II, Item 7 of this report for a discussion about our expectations for our U.K. business going forward.

Our Industry

The internet has transformed how consumers shop for and acquire products and services. According to International Data Corporation, global internet usage increased 51% from 2009 to 2013, from 1.8 billion to 2.7 billion users, and is expected to increase an additional 33%, to 3.5 billion users, by 2017. As internet accessibility has grown, a number of traditional financial services such as banking, bill payment and investing have become widely available online. A 2013 study by CFI Group found that approximately 82% of bank customers in a U.S. sample used their bank’s website at least once in the last 30 days. This level of use highlights the extent to which consumers now accept the internet for conducting their financial transactions and are willing to entrust their financial information to online companies. Moreover, the CFI Group study suggests that bank customers are actually more likely to bank online than at a branch. We believe the increased acceptance of online financial services has led to an increased demand for online lending, the benefits of which include customer privacy, easy access, security, 24/7 availability, speed of funding and transparency of fees and interest.

We use the internet to serve the large and growing number of underbanked consumers and small businesses who have bank accounts but use alternative financial services because of their limited access to more traditional consumer credit from banks, credit card companies and other lenders. Demand from these consumers has been fueled by several demographic and socioeconomic trends, including an overall increase in the population and stagnant to declining growth in the household income for working-class individuals. The necessity for alternative financial services was highlighted by a 2011 report from The National Bureau of Economic Research, which found that half of the Americans surveyed reported that it is unlikely that they would be able to gather $2,000 to cover a financial emergency, even if given a month to obtain funds.

We believe that consumers and small businesses seek online lending services for numerous reasons, including because they often:

•	prefer the simplicity, transparency and convenience of these services;
•	require access to financial services outside of normal banking hours;
•	have an immediate need for cash for financial challenges and unexpected expenses;
•	have been unable to access certain traditional lending or other credit services;
•	seek an alternative to the high cost of bank overdraft fees, credit card and other late payment fees and utility late payment fees or disconnect and reconnection fees; and
•	wish to avoid potential negative credit consequences of missed payments with traditional creditors.

Our Customers

Our customer base is comprised largely of individuals living in households that earn between $25,000 and $50,000 annually in the United States and between £13,000 and £23,000 annually in the United Kingdom, most of whom are considered sub-prime borrowers. Based on our analysis of industry data, we believe our addressable markets are approximately 68 million and 7 million individuals in the United States and the United Kingdom, respectively. The short-term lending market is sizable in both the United States and the United Kingdom. The Center for Financial Services Innovation has estimated that the online lending market opportunity in the United States represented approximately $39 billion in loan volume in 2012. The U.K. Parliamentary Commission on Banking Standards estimated that the high-cost credit market, which includes short-term lending, represented over $9 billion in loan volume as of September 2013. However, in its February 2015 final report following its investigation of the U.K. payday lending industry, the Competition & Markets Authority found that revenue for the seven major payday lenders was down 27% year over year for the first nine months of 2014.

Our Competitive Strengths

We believe that the following competitive strengths position us well for continued growth:

•

Significant operating history and first mover advantage. As an early entrant in the online lending sector, we have accumulated approximately nine terabytes of currently accessible consumer behavior data from more than 31 million transactions during the past ten years. This database allows us to market to a customer base with an established borrowing history as well as to better evaluate and underwrite new customers, leading to better loan performance. In order to develop a comparable database, we believe that competitors would need to incur high marketing and customer acquisition costs, overcome consumer brand loyalties and have sufficient capital to withstand higher early losses associated with unseasoned loan portfolios. Additionally, we are licensed in all jurisdictions which require licensing and believe that it would be difficult and time consuming for a new entrant to obtain such licenses. We have also created strong brand recognition over our ten year operating history and we continue to invest in our brands, such as CashNetUSA, NetCredit, Pounds to Pocket, QuickQuid, DollarsDirect, OnStride Financial, Headway Capital, Simplic and YouXinYi, to further increase our visibility.

•

Proprietary analytics, data and underwriting. We have developed a fully integrated decision engine that evaluates and rapidly makes credit and other determinations throughout the customer relationship, including automated decisions regarding marketing, underwriting, customer contact and collections. Our decision engine currently handles more than 100 algorithms and over 1,000 variables. These algorithms are constantly monitored, validated, updated and optimized to continuously improve our operations. Our proprietary models are built on ten years of lending history, using advanced statistical methods that take into account our experience with the millions of transactions we have processed during that time and the use of data from multiple third-party sources. Since we designed our system specifically for our specialized products, we believe our system provides more predictive assessments of future loan behavior than traditional credit assessments, such as the Fair Isaac Corporation score, or FICO score, and therefore, results in better evaluation of our customer base.

•

Scalable and flexible technology platform. Our proprietary technology platform is designed to be powerful enough to handle the large volume of data required to evaluate customer applications and flexible enough to capitalize on changing customer preferences, market trends and regulatory requirements. This platform has enabled us to achieve significant growth over the last ten years as we have expanded both our product offerings and the geographic markets we serve. We began offering installment loans in the United States and United Kingdom in 2008 and 2010, respectively, and added line of credit products in the United States and United Kingdom in 2010 and 2013, respectively. We have experienced significant growth in these products, with revenue contribution from installment and line of credit products increasing from 11.7% of total revenue in 2010 to 68.2% of total revenue in 2014. Similarly, total revenue contribution from our international operations, primarily in the United Kingdom, has grown at a compound annual growth rate of 52.6%, from $40.5 million, or 15.9% of total revenue in 2009, to $335.1 million, or 41.4% of total revenue in 2014. Our results from operations for the years ended December 31, 2014 and 2013 do not include the full impact of changes in our U.K. operations resulting from recent regulatory and legislative changes. As a result, such results are not indicative of our future results of operations and cash flow from our U.K. business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Regulatory Developments—Financial Conduct Authority” included in Part II, Item 7 of this report for a discussion about our expectations for our U.K. business going forward. Due to the scalability of our platform, we were able to achieve this growth without significant investment in additional infrastructure, and over the past three years capital expenditures have averaged only 2.1% of revenue per year. We expect our advanced technology and underwriting platform to help continue to drive significant growth in our business.

•

Focus on consumer experience. We believe that alternative credit consumers are not adequately served by traditional lenders. To better serve these consumers and small businesses, we use customer-focused business practices, including 24/7 customer service by phone, email, fax and web chat. We continuously work to improve customer satisfaction by evaluating information from website analytics, customer surveys, call center feedback and focus groups. Our call center teams receive training on a regular basis and are monitored by quality assurance managers. We believe customers who wish to access credit again often return to us because of our dedication to customer service, the transparency of our fees and interest charges and our adherence to trade association “best practices.”

•

Diligent regulatory compliance. We conduct our business in a highly regulated industry. We are focused on regulatory compliance and have devoted significant resources to comply with laws that apply to us, while we believe many of our online competitors have not. We tailor our lending products and services to comply with the specific requirements of each of the jurisdictions in which we operate, including laws and regulations relating to fees, loan durations and renewals or extensions, loan amounts, disclosures and underwriting requirements. Our compliance experience and proprietary technology platform allow us to launch new products and to enter new geographic regions with a focus on compliance with applicable laws and customer protection. We are members of industry trade groups, including the Online Lenders Alliance in the United States and the Consumer Finance Association in the United Kingdom, which have promulgated “best practices” for our industry that we have adopted. The flexibility of our online platform enables us to rapidly adapt our products as necessary to comply with changes in regulation, without the need for costly and time consuming retraining of store-based employees and other expenses faced by our storefront competitors.

•

Proven history of growth and profitability. Over the last five years, we grew our net consumer loans, which are the gross outstanding balances for our consumer loans carried in the consolidated balance sheets net of the allowance for estimated loan losses, at a compound annual growth rate of 38.0%, from $89.2 million as of December 31, 2010 to $323.6 million as of December 31, 2014. Over the same period, our revenue grew at a compound annual growth rate of 21.0%, from $378.3 million in 2010 to $809.8 million in 2014, while Adjusted EBITDA grew at a compound annual growth rate of 38.8%, from $62.9 million to $233.7 million. Adjusted EBITDA margin has likewise improved, increasing over 1,200 basis points from 16.6% of revenue in 2010 to 28.9% of revenue in 2014 See note (a) in “Selected Financial Data—Part II, Item 6” of this report for a reconciliation of Adjusted EBITDA to net income and Adjusted EBITDA as a percentage of total revenue (which is Adjusted EBITDA margin). Our results from operations for the years ended December 31, 2014 and 2013 do not include the full impact of changes in our U.K. operations resulting from recent regulatory and legislative changes. As a result, such results are not indicative of our future results of operations and cash flow from our U.K. business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Regulatory Developments—Financial Conduct Authority” included in Part II, Item 7 of this report for a discussion about our expectations for our U.K. business going forward.

•

Talented, highly educated employees. We believe we have one of the most skilled and talented teams of professionals in the industry. Our employees have exceptional educational backgrounds, with numerous post-graduate and undergraduate degrees in science, technology, engineering and mathematics fields. We hire and develop top talent from graduate and undergraduate programs at institutions such as Carnegie Mellon University, Northwestern University and the University of Chicago. The extensive education of our team is complemented by the experience our leadership team obtained at leading technology firms and financial services companies such as Intel, optionsXpress, First American Bank and JPMorgan Chase.

Our Growth Strategy

Increase penetration in existing markets through direct marketing. We believe that we have reached only a small number of the potential customers for our products and services in the markets in which we currently operate. We continue to focus on our direct customer acquisition channels, with direct marketing (traditional and digital) generating approximately 55% of our new customer transactions in 2014, as compared to 32% in 2009. We believe these channels will ultimately allow us to reach a larger customer base at a lower acquisition cost than the traditional online lead purchasing model. Additionally, as our smaller and less sophisticated competitors, both online and storefront, struggle to adapt to both regulatory developments and evolving consumer preference, we believe we have the opportunity to gain significant market share.

Expand globally to reach new markets. We are building on our global reach by entering new markets, particularly in Latin America and Asia. In June 2014 and July 2014 we launched pilot programs in Brazil and China, respectively, where we began arranging loans for borrowers through a third party lender in each country. We believe that these countries have significant populations of underserved consumers. When pursuing geographic expansion, factors we consider include, among others, whether there is (i) widespread internet usage, (ii) an established and interconnected banking system and (iii) government policy that promotes the extension of credit. Our recent launches in Brazil and China, as well as our launches into the United Kingdom in 2007 and Australia and Canada in 2009, demonstrate that we can quickly and efficiently enter new markets. Our revenue from international operations has increased from $1.6 million in 2007, or 0.9% of our total revenue, to $335.1 million in 2014, or 41.4% of our total revenue. Our results from operations for the years ended December 31, 2014 and 2013 do not include the full impact of changes in our U.K. operations resulting from recent regulatory and legislative changes. As a result, such results are not indicative of our future results of operations and cash flow from our U.K. business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Regulatory Developments—Financial Conduct Authority” included in Part II, Item 7 of this report for a discussion about our expectations for our U.K. business going forward.

Introduce new products and services. We plan to attract new categories of consumers and small businesses not served by traditional lenders through the introduction of new products and services. We have introduced new products to expand our businesses from solely single-payment consumer loans to installment loans and line of credit accounts, using our analytics expertise and our flexible and scalable technology platform. In 2012, we launched NetCredit, a longer duration installment loan product for near-prime consumers in the United States, and we launched OnStride Financial, a similar near-prime product, in the United Kingdom in April 2014. In late July 2014, we launched Headway Capital, a pilot program for a new line of credit product in the United States that serves the needs of small businesses. In addition, we intend to continue to evaluate and offer new products and services that complement our online specialty financial services in order to meet the growing needs of our consumers and small businesses.

Online Loan Process

When a customer takes out a new loan, loan proceeds are promptly deposited in the customer’s bank account or onto a debit card in exchange for a pre-authorized debit for repayment of the loan from the customer’s account. Where permitted by law and approved by us, a customer may choose to renew a loan before payment becomes due by agreeing to pay an additional finance charge. If a loan is renewed, the renewal is considered a new loan.

We have created a quick and simple process for customers to apply for an online loan, as shown below:

Technology Platform

Our proprietary technology platform is built for scalability and flexibility and is based on proven open source software. The technology platform was designed to be powerful enough to handle the large volumes of data required to evaluate customer applications and flexible enough to capitalize on changing customer preferences, market trends and regulatory changes. The scalability and flexibility of our technology platform allows us to enter new markets and launch new products quickly, typically within three to six months from conception to launch.

We continually employ technological innovations to improve our technology platform, which performs a variety of integrated and core functions, including:

Front-end system, which includes external websites, landing pages and mobile sites and applications that customers use when applying for loans and managing their accounts;

Back-end and customer relationship management, or CRM, systems, which maintain customer-level data and are used by our call center employees to provide real-time information for all inquiries. Our back-end system and CRM system includes, among other things, our contact management system, operational and marketing management system, automated phone system, Interactive Voice Response and call center performance management system;

Decision engine, which rapidly evaluates and makes credit decisions throughout the customer relationship; and

Financial system, which manages the external interface for funds transfers and provides daily accounting, reconciliation and reporting functions.

The key elements of our technology platform include:

Scalable Information Technology infrastructure. Our Information Technology infrastructure allows us to meet customer demand and accommodate business growth. Our services rely on accessing, evaluating and creating large volumes of data including, for example, information collected from approximately 25 million credit reports during 2014. This rich dataset has grown significantly over our ten year history and will continue to grow as our business expands. We believe that our scalable IT infrastructure enables us to meet substantial growth demands.

Flexible software and integration systems. Our software system is designed to allow us to enter new markets and launch new products rapidly, modify our business operations quickly and account for complex regulatory requirements imposed in the jurisdictions in which we operate. We have developed a proprietary software solution that allows us to innovate faster and to improve the customer experience. Our integration system allows us to easily interface with banks and other strategic partners in order to deliver the best financial products possible. Our software and integration systems and their flexibility allow us much more control over the continually evolving aspects of our business.

Rapid development processes. Our software development life cycle is rapid and iterative to increase the efficiency of our platform. We are able to implement software updates while maintaining our system stability.

Security. We collect and store personally identifiable customer information, including names, addresses, social security numbers and bank account information. We have safeguards designed to protect this information. We also created controls to limit employee access to that information and to monitor that access. Our safeguards and controls have been independently verified through regular and recurring audits and assessments.

Redundant disaster recovery. Certain key parts of our technology platform, such as our phone system, are distributed across two different locations. In addition, critical components of our platform are redundant. This provides redundancy, fault tolerance and disaster recovery functionality in case of a catastrophic outage.

Proprietary Data and Analytics

Decision Engine

We have developed a fully integrated decision engine that evaluates and rapidly makes credit and other determinations throughout the customer relationship, including automated decisions regarding marketing, underwriting, customer contact and collections. Our decision engine currently handles more than 100 algorithms and over 1,000 variables. The algorithms in use are constantly monitored, validated, updated and optimized to continuously improve our operations. In order to support the daily running and ongoing improvement of our decision engine, we have assembled a highly skilled team of approximately 50 data and analytics professionals as of December 31, 2014.

Proprietary Data, Models and Underwriting

Our proprietary models are built on ten years of history, using advanced statistical methods that take into account our experience with the millions of transactions we have processed during that time and the use of data from multiple third-party sources. We continually update our underwriting models to manage risk of defaults and to structure loan terms. Our system completes these assessments within seconds of receiving the customer’s data.

Our underwriting system is able to assess risks associated with each customer individually based on specific customer information and historical trends in our portfolio. We use a combination of numerous factors when evaluating a potential customer, which can include a customer’s income, rent or mortgage payment amount, employment history, external credit bureau scores, amount and status of outstanding debt and other recurring expenditures, fraud reports, repayment history, charge-off history and the length of time the customer has lived at his or her current address. While the relative weight or importance of the specific variables that we consider when underwriting a loan changes from product to product, generally, the key factors that we consider include monthly gross income, disposable income, length of employment, duration of residency, credit report history, and prior loan performance history if the applicant is a returning customer. Our customer base is predominantly in the low to fair range of FICO scores, with scores generally between 500 and 680. We generally do not take into account a potential customer’s FICO score when deciding whether to make a loan. Since we designed our system specifically for our specialized products, we believe our system provides more predictive assessments of future loan behavior and results in better evaluation of our customer base when compared to traditional credit assessments, such as a FICO score.

Fraud Prevention

Our robust fraud prevention system is built from in-depth analysis of previous fraud incidences and information from third party data sources. To ensure sustainable growth, our fraud prevention team has built rigorous systems and processes to detect fraud trends, identify fraudulent applications and learn from the past fraudulent cases.

Working together with multiple vendors, our systems first determine whether the customer information submitted matches other indicia regarding the application and that the applicant can authorize transactions for the submitted bank account. To prevent more organized and systematic fraud, the team has developed predictive models that incorporate signals from various sources that it has found to be useful in identifying fraud. These models utilize advanced data mining algorithms and recent technologies to effectively identify fraudulent applications with a very low false positive rate. Furthermore, we have built strong loan processing teams that handle suspicious activities efficiently while minimizing friction in customer experience.  Our fraud prevention system incorporates algorithms to differentiate customers in an effort to identify suspected fraudulent activity and to reduce our risks of loss from fraud.

We continuously develop and implement ongoing improvements to these systems and, while no system can completely protect against losses from fraud, we believe our systems provide protection against significant fraud losses.

Marketing

We use a multi-channel approach to marketing, with both broad-reach and highly-targeted channels, including television, digital, direct mail, telemarketing and partner marketing (which includes lead providers and marketing affiliates). The goal of our marketing is to promote our brands and products in the online lending marketplace and to directly acquire new customers at low cost. Our marketing has successfully built strong awareness of and preference for our brands, as our products have achieved market leadership through the following:

Traditional advertising. We use television, direct mail, radio and outdoor advertisements, supported by technology infrastructure and key vendors, to drive and optimize website traffic and loan volume. We believe our investments through these channels have helped create strong brand awareness and preference in the consumer segments and markets we serve.

Digital acquisition. Our online marketing efforts include pay-per-click, keyword advertising, search engine optimization, marketing affiliate partnerships, social media programs and mobile advertising integrated with our operating systems and technology from vendors that allow us to optimize customer acquisition tactics within the daily operations cycle.

Partner Marketing. We purchase qualified leads for prospective new customers from a number of online lead providers and through marketing affiliate partnerships. We believe that our rapid decision-making on lead purchases, strong customer conversion rate and significant scale in each of our markets make us a preferred partner for lead providers and affiliates while at the same time our technology and analytics help us determine the right price for the right leads.

User experience and conversion. We measure and monitor website visitor usage metrics and regularly test website design strategies to improve customer experience and conversion rates.

Our brand, technology and analytics powered approach to marketing has enabled us to increase the percentage of customers sourced through direct marketing (where we have more visibility and control than in the lead purchase or affiliate channels) from approximately 32% in 2009 to 55% in 2014, and we believe we have also improved customer brand loyalty during the same period.

Customer Service

We believe that our in-house call center and our emphasis on superior customer service are significant contributors to our growth. To best serve our consumers and small businesses, we use customer oriented business practices, such as offering 24/7 customer service. We continuously work to improve our customers’ experience and satisfaction by evaluating information from website analytics, customer satisfaction surveys, call center feedback, call monitoring and focus groups. Our call center teams receive training on a regular basis, are monitored by quality assurance managers and adhere to rigorous internal service-level agreements. We do not outsource our call center operations, except for our pilot program in Brazil. We have two call center facilities, one in our corporate offices in Chicago and another in Gurnee, Illinois, a Chicago suburb. As of December 31, 2014, we had 672 employees in our call centers supporting our customers.

Collections

We operate centralized collection teams within our two call centers to coordinate a consistent approach. We have implemented payment and loan collection policies and practices designed to optimize regulatory compliant loan repayment, while also providing excellent customer service. Our collections employees are trained to help the customer understand available payment alternatives and make arrangements to repay the loan. We use a variety of collection strategies to satisfy a delinquent loan, such as settlements and payment plans.

Call center employees contact customers following the first missed payment and periodically thereafter. Our primary methods of contacting past due customers are through phone calls, letters and emails. At times, we sell loans that we are unable to collect to debt collection companies or place the debt for collection with debt collection companies.

Competition

We have many competitors. Our principal competitors are consumer loan companies, CSOs, online lenders, credit card companies, consumer finance companies, pawnshops and other financial institutions that offer similar financial services. Many of our U.S. competitors operate using other business models, including a “tribal model” where the lender follows the laws of a Native American tribe regardless of the state in which the customer resides and a “single-state model” where the lender is generally licensed in one state and follows only the laws and regulations of that state regardless of the state in which the customer resides.

We believe that the principal competitive factors in the consumer loan industry consist of the ability to provide sufficient loan size to meet consumers’ loan requests, speed of funding, customer privacy, ease of access, transparency of fees and interest and customer service. We believe we have a significant competitive advantage as an early mover in many of the markets that we serve. New entrants face obstacles typical to launching new lending operations, such as successfully implementing underwriting and fraud prevention processes, incurring high marketing and customer acquisition costs, overcoming consumer brand loyalty and having or obtaining sufficient capital to withstand early losses associated with unseasoned loan portfolios. In addition, there are substantial regulatory and compliance costs, including the need for expertise to customize products and obtain licenses to lend in various states in the United States and in international jurisdictions. Our proprietary technology, analytics expertise, scale, international reach, brand recognition and regulatory compliance would be difficult for a new competitor to duplicate.

Because numerous competitors offer consumer loan products and services, and many of our competitors are privately held, it is difficult for us to determine our exact competitive position in the market. However, we believe our principal online competitors in the United States include Advantage Cash Services, Elevate, Speedy Cash and East Side Lenders. Storefront consumer loan lenders that offer loans online or in storefronts are also a source of competition in some of the markets where we offer consumer loans, including Advance America, Ace Cash Express, Check ‘n Go, Dollar Financial and Check Into Cash. In the United Kingdom, we believe that our principal online competitors include PaydayUK, Wonga, Lending Stream, Mr. Lender and Sunny. In Australia, we believe our main online competitors are Nimble, Cash Converters and First Stop Money. In Canada, the industry has been dominated by storefront lenders, and as a result, our principal competitors are not online lenders but storefront lenders, such as Money Mart and Cash Money.

Our products also compete with those of other financial institutions, such as banks, credit unions, pawn shops, credit services organizations, auto title lenders and consumer finance companies, which can offer loans on an unsecured as well as a secured basis. We believe that there is also indirect competition to some of our products, including bank overdraft facilities and banks’ and retailers’ insufficient funds policies, many of which may be more expensive alternative approaches for consumers to cover their bills and expenses than the consumer loan products we offer.

Intellectual Property

Protecting our rights to our intellectual property is critical, as it enhances our ability to offer distinctive services and products to our customers, which differentiates us from our competitors. We rely on a combination of trademark laws and trade secret protections in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect the intellectual property rights related to our proprietary analytics, predictive underwriting models and software systems. We have several registered trademarks, including CashNetUSA, QuickQuid, DollarsDirect and our “e” logo. These trademarks have varying expiration dates, and we believe they are materially important to us and we anticipate maintaining them and renewing them.

Seasonality

Demand for our short-term consumer loan products and services in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Typically, our cost of revenue for our short-term consumer loan products, which represents our loan loss provision, is lowest as a percentage of revenue in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds, and increases as a percentage of revenue for the remainder of each year. Consequently, we experience seasonal fluctuations in our domestic operating results and cash needs.

Financial Information on Segments and Areas

Additional financial information regarding our operating segment and each of the geographic areas in which we do business is provided in “Item 8. Financial Statements and Supplementary Data—Note 16” of this report.

Operations

Management and Personnel

Executive Officers

Our executive officers, and information about each as of December 31, 2014, are listed below.

NAME	POSITION WITH ENOVA	AGE
David A. Fisher	President & Chief Executive Officer	45
Arad Levertov	Executive Vice President—Chief Operating Officer	37
Kirk Chartier	Senior Vice President—Chief Marketing Officer	51
Alex T. King	Senior Vice President—Operations	42
Robert S. Clifton	Vice President—Chief Financial Officer and Treasurer	51
Joseph DeCosmo	Vice President—Chief Analytics Officer	49
John J. Higginson	Vice President—Chief Technology Officer	47
Sean Rahilly	Vice President—Chief Compliance Officer	41
Daniel Shteyn	Vice President—Operations	45
Lisa M. Young	Vice President—General Counsel & Secretary	48

There are no family relationships among any of the officers named above. Each officer of Enova holds office from the date of appointment until removal or termination of employment with Enova. Set forth below is additional information regarding the executive officers identified above.

David A. Fisher has served as our President and Chief Executive Officer since March 29, 2013. Mr. Fisher served as our Chief Executive Officer since January 29, 2013 when he joined Enova. Mr. Fisher has also served as our Director since February 11, 2013. Prior to joining the Company, Mr. Fisher was Chief Executive Officer of optionsXpress Holdings, Inc., or optionsXpress, from October 2007 until The Charles Schwab Corporation, or Schwab, acquired the business in September 2011. Following the acquisition, Mr. Fisher served as President of optionsXpress until March 2012. Mr. Fisher also served as the President of optionsXpress from March 2007 to October 2007 and as the Chief Financial Officer of optionsXpress from August 2004 to March 2007. Prior to joining optionsXpress, Mr. Fisher served as Chief Financial Officer of Potbelly Sandwich Works from February 2001 to July 2004, and before that in the roles of Chief Financial Officer and General Counsel for Prism Financial Corporation. In addition, Mr. Fisher has served on the Board of Directors of InnerWorkings, Inc., since November 2011 and has served on the Board of Directors of GrubHub, Inc. since May 2012. Mr. Fisher also served on the Boards of Directors of optionsXpress from October 2007 until September 2011 and CBOE Holdings, Inc. from January 2007 until October 2011. Mr. Fisher received a Bachelor of Science degree in Finance from the University of Illinois and a law degree from Northwestern University School of Law.

Arad Levertov has served as our Executive Vice President—Chief Operating Officer since October 14, 2014, and from January 2014 through October 14, 2014, he served as our Senior Vice President—Operations. Mr. Levertov joined Enova in June 2010 as a U.K. Strategy and Operations Senior Associate and served as our Vice President—Operations from November 2011 until January 2014. From August 2005 to June 2008, Mr. Levertov worked as a production manager at Intel Corporation. From August 2003 to August 2005, Mr. Levertov was a systems developer for Intel Corporation. Prior to that, Mr. Levertov served in the Israel Defense Forces. Mr. Levertov received a Bachelor of Science degree in Industrial Engineering and Management from Ben-Gurion University and a Master of Business Administration from Duke University.

Kirk Chartier has served as our Senior Vice President—Chief Marketing Officer since he joined Enova in April 2013. Prior to joining Enova, Mr. Chartier was the Executive Vice President & Chief Marketing Officer of optionsXpress Holdings from January 2010 until Schwab acquired the business in September 2011. Following the acquisition, Mr. Chartier served as Vice President of Schwab through May 2012. From 2004 to 2010, Mr. Chartier was the Senior Managing Principal and Business Strategy Practice Leader for the Zyman Group, a marketing and strategy consultancy owned by MDC Partners, where he also served in interim senior marketing executive roles for Fortune 500 companies, including Safeco Insurance. Mr. Chartier has held executive roles at technology companies including as Senior Vice President of Business Services & eCommerce for CommerceQuest, as Vice President of Online Marketing & Strategy for THINK New Ideas and as a Corporate Auditor for the General Electric Company. He started his career as a combat pilot with the U.S. Marine Corps and is a veteran of Desert Storm. Mr. Chartier received a Master in Business Administration from Syracuse University, a Bachelor of Arts in Economics from the College of the Holy Cross, and a Bachelor of Science in Engineering from Worcester Polytechnic Institute.

Alex T. King has served as our Senior Vice President—Operations since September 2011. Mr. King joined Enova (then known as CashNetUSA) in September 2006 as Director of Program/Product Management. Mr. King served as Vice President—Program Management from September 2007 to July 2008 and Vice President—United Kingdom Operations from July 2008 to August 2011, when he became Senior Vice President—Operations. From January 2004 to September 2006, Mr. King was involved in the management of a start-up company and responsible for preparation of the business plan, raising start-up capital and managing operations. Prior to that, Mr. King was a consultant for McKinsey & Company and a Commercial Lending Officer with DBS Bank. Mr. King received a Bachelor of Science degree in Business Administration, with a dual major in finance and economics, from the University of Florida and a Master of Business Administration from The University of Chicago.

Robert S. Clifton has served as our Vice President—Chief Financial Officer and Treasurer since July 2014. Mr. Clifton joined Enova in December 2011 as Vice President—Accounting. From February 2011 until November 2011, Mr. Clifton served as Vice President—Accounting of Ignite Restaurant Group, Inc., operator of Joe’s Crab Shack and Brick House Tavern + Tap restaurant brands. Prior to that, Mr. Clifton served as Senior Vice President—Operations Development—Retail Services Division for Cash America from January 2009 until July 2010. He served as Cash America’s Senior Vice President—Finance—Retail Services Division from October 2007 until January 2009 and as Vice President—Corporate Development and Strategic Activities from September 2005 until October 2007. Mr. Clifton also held multiple positions in Cash America’s accounting department from the time he joined Cash America in December 1991 until September 2005. Mr. Clifton began his career with Coopers & Lybrand and is a certified public accountant. Mr. Clifton received a Bachelor of Business Administration degree in Accounting from Texas Christian University and a Master of Business Administration from Southern Methodist University.

Joseph DeCosmo has served as our Vice President—Chief Analytics Officer since joining Enova in January of 2014. Prior to joining Enova, from October 2012 until January 2014, Mr. DeCosmo served as a Director of West Monroe Partners, a management and technology consulting firm, where he led their Advanced Analytics practice. From September 2011 until October 2012, Mr. DeCosmo was Vice President of Analytics for HAVI Global Solutions located in suburban Chicago. Mr. DeCosmo also served as Executive Vice President of Analytics and Consulting Services for The Allant Group from 2005 to September 2011. Prior to The Allant Group, Mr. DeCosmo founded and led an independent analytics firm called DeCosmo and Associates from 1995 to 2005, when the business was acquired by The Allant Group. Mr. DeCosmo began his career in 1987 at Argonne National Laboratory, spent three years in regulatory and business research at Illinois Bell, and three years at Donnelley Marketing. Mr. DeCosmo is a current board member and President-Elect of the Chicago Chapter of the American Statistical Association, a Past-President of The Chicago Association of Direct Marketing, and a member of the Advisory Board of the University of Illinois at Chicago’s College of Business Administration. Mr. DeCosmo holds a Bachelor of Arts in Economics from Lewis University and a Master of Arts in Economics from The University of Illinois at Chicago.

John J. Higginson has served as our Vice President—Chief Technology Officer since joining Enova in December of 2014. Prior to joining Enova, from December, 2013 until December, 2014, Mr. Higginson served as Chief Technology Officer of Wheels, Inc., an automotive fleet leasing and management company for Fortune 500 companies.  From March, 2010 until December, 2013, Mr. Higginson was Executive Vice President—Chief Technology Officer of FTD Companies, Inc. the leading provider of consumer flower and gift products in the U.S., Canada, the U.K. and Ireland.   He also served as FTD Companies, Inc.’s Senior Vice President—Software Development from 2006 to 2009.  Mr. Higginson began his career with Applied Systems, Inc., the premier developer of solutions for the independent agent/broker industry in North America, holding various roles from 1990 to 2004, including Executive

Vice President—Technology. Mr. Higginson holds a Bachelor of Arts in English from Northern Illinois University and a Master of Science in Information Technology and Privacy Law, with honors, from The John Marshall Law School.

Sean Rahilly has served as our Vice President—Chief Compliance Officer since joining Enova in October 2013. Mr. Rahilly previously served as Assistant General Counsel and Compliance Officer of First American Bank from September 2006 to September 2013. He also served as First American Bank’s Vice President—Community Reinvestment Act and Compliance Officer from January 2006 to September 2006, Vice President—Compliance Manager from November 2003 to January 2006 and Assistant Vice President—Compliance and Community Reinvestment Act from July 2002 to November 2003. Prior to joining First American Bank, Mr. Rahilly served as an attorney with the Law Offices of Victor J. Cacciatore, a project assistant with Schiff Hardin & Waite and in various roles with Pullman Bank and Trust Company. He received a Bachelor of Science in Accountancy from DePaul University College of Commerce and a Juris Doctor from DePaul University College of Law.

Daniel Shteyn has served as our Vice President—Operations since September 2011. Mr. Shteyn joined Enova (then known as CashNetUSA) in October 2009 as Senior Director—Canadian Operations, became responsible for Australian Operations in May 2010 and became Vice President in July 2011. From September 2008 to February 2009, Mr. Shteyn was a partner at Morgan Geare, a boutique Canadian merchant bank. From May 2005 until September 2008, Mr. Shteyn worked as an equity research analyst with Desjardins Securities Inc., a Canadian full-service investment dealer. Prior to that, Mr. Shteyn was an investment banker with TD Securities Inc., the investment banking arm of TD Bank Financial Group. Mr. Shteyn is a member of the Order of Chartered Professional Accountants of Québec, and he received a Bachelor of Commerce, a Graduate Diploma in Public Accountancy and a Master of Business Administration from McGill University in Montréal, Québec, Canada.

Lisa M. Young has served as our Vice President—General Counsel and Secretary since September 2011. Ms. Young joined Enova (then known as CashNetUSA) in June 2009 as General Counsel and became Vice President—General Counsel in August 2011. Ms. Young previously served as Vice President—Assistant General Counsel of JPMorgan Chase following the merger of Bank One and JPMorgan Chase in July 2004, and she served in this position until she joined us in 2009. From May 2003 to June 2004, she served as Senior Counsel with Bank One. Prior to joining Bank One, Ms. Young served as an attorney in the Consumer Financial Services Litigation practice groups of McGuireWoods LLP and Lovells LLP (currently known as Hogan Lovells US LLP) and as a litigation attorney at Goldberg Kohn Ltd. She received a Bachelor of Science degree in Electrical Engineering from the University of Notre Dame and a Juris Doctor from Northwestern University.

Personnel

As of December 31, 2014, we had 1,151 employees.

Market and Industry Data

The market and industry data contained in this Annual Report on Form 10-K, including trends in our markets and our position within such markets, are based on a variety of sources, including our good faith estimates, which are derived from our review of internal surveys, information obtained from customers and publicly available information, as well as from independent industry publications, reports by market research firms and other published independent sources. Although we believe these sources are reliable, we have not independently verified the information. None of the independent industry publications used in this report were prepared on our behalf.

REGULATION

Our operations are subject to extensive regulation, supervision and licensing under various federal, state, local and international statutes, ordinances and regulations.

U.S. Federal Regulation

Consumer Lending Laws. Our consumer loan business is subject to the federal Truth in Lending Act, or TILA, and its underlying regulations, known as Regulation Z, and the Fair Credit Reporting Act, or FCRA. These laws require us to provide certain disclosures to prospective borrowers and protect against unfair credit practices. The principal disclosures required under TILA are intended to promote the informed use of consumer credit. Under TILA, when acting as a lender, we are required to disclose certain material terms related to a credit transaction, including, but not limited to, the annual percentage rate, finance charge, amount financed, total of payments, the number and amount of payments and payment due dates to repay the indebtedness. The FCRA regulates the collection, dissemination and use of consumer information, including consumer credit information. The federal Equal Credit Opportunity Act prohibits us from discriminating against any credit applicant on the basis of any protected category, such as race, color, religion, national origin, sex, marital status or age, and requires us to notify credit applicants of any action taken on the individual’s credit application.

Consumer Reports and Information. The use of consumer reports and other personal data used in credit underwriting is governed by the FCRA and similar state laws governing the use of consumer credit information. The FCRA establishes requirements that apply to the use of “consumer reports” and similar data, including certain notifications to consumers where their loan application has been denied because of information contained in their consumer report. The FCRA requires us to promptly update any credit information reported to a credit reporting agency about a consumer and to allow a process by which consumers may inquire about credit information furnished by us to a consumer reporting agency.

Information-Sharing Laws. We are also subject to the federal Fair and Accurate Credit Transactions Act, which limits the sharing of information with affiliates for marketing purposes and requires us to adopt written guidance and procedures for detecting, preventing and responding appropriately to mitigate identity theft and to adopt various policies and procedures and provide training and materials that address the importance of protecting non-public personal information and aid us in detecting and responding to suspicious activity, including suspicious activity that may suggest a possible identity theft red flag, as appropriate.

Marketing Laws. Our advertising and marketing activities are subject to several federal laws and regulations including the Federal Trade Commission Act, or the FTC Act, which prohibits unfair or deceptive acts or practices and false or misleading advertisements in all aspects of our business. As a financial services company, any advertisements related to our products must also comply with the advertising requirements set forth in TILA. Also, any of our telephone marketing activities must comply with the Telephone Consumer Protection Act, or the TCPA, and the Telephone Sales Rule, or the TSR. The TCPA prohibits the use of automatic telephone dialing systems for communications with wireless phone numbers without express consent of the consumer, and the TSR established the Do Not Call Registry and sets forth standards of conduct for all telemarketing. Our advertising and marketing activities are also subject to the CAN-SPAM Act of 2003 which establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to the source of content.

Protection of Military Members and Dependents. Federal law also limits the annual percentage rate to 36% on certain consumer loans made to active duty members of the U.S. military, reservists and members of the National Guard and their immediate families. This 36% annual percentage rate cap applies to a variety of consumer loan products, including short-term consumer loans. Therefore, due to these rate restrictions, we are unable to offer certain short-term consumer loans to active duty military personnel, active reservists and members of the National Guard and their immediate dependents. Federal law also limits the annual percentage rate on existing loans when the borrower, or the spouse or dependent of the borrower, becomes an active-duty member of the military during the life of a loan. Pursuant to federal law, the interest rate must be reduced to 6% per year on amounts outstanding during the time in which the servicemember is on active duty.

Funds Transfer and Signature Authentication Laws. The consumer loan business is also subject to the federal Electronic Funds Transfer Act and various other laws, rules and guidelines relating to the procedures and disclosures required in debiting or crediting a debtor’s bank account relating to a consumer loan (i.e., Automated Clearing House, or ACH, funds transfer). Furthermore, we are subject to various state and federal e-signature rules mandating that certain disclosures be made and certain steps be followed in order to obtain and authenticate e-signatures.

Debt Collection Practices. Additionally, our CSO programs are required to comply with the federal Fair Debt Collection Practices Act, or FDCPA, and we also use the FDCPA as a guide in connection with operating our other collection activities. We are also required to comply with all applicable state collection practices laws.

Privacy and Security of Non-Public Customer Information. We are also subject to various federal and state laws and regulations relating to privacy and data security. Under these laws, including the federal Gramm-Leach-Bliley Act, we must disclose to consumers our privacy policy and practices, including those policies relating to the sharing of consumers’ nonpublic personal information with third parties. This disclosure must be made to consumers when the customer relationship is established and, in some cases, at least annually thereafter. These regulations also require us to ensure that our systems are designed to protect the confidentiality of consumers’ nonpublic personal information. These regulations also dictate certain actions that we must take to notify consumers if their personal information is disclosed in an unauthorized manner.

Anti-Money Laundering and Economic Sanctions. We are also subject to certain provisions of the USA PATRIOT Act and the Bank Secrecy Act under which we must maintain an anti-money laundering compliance program covering certain of our business activities. In addition, the Office of Foreign Assets Control, or OFAC, prohibits us from engaging in financial transactions with specially designated nationals. Certain of our subsidiaries are also registered as money services businesses with the U.S. Treasury Department and must re-register with the Treasury Department’s Financial Crimes Enforcement Network, or FinCEN, at least every two years.

Anticorruption. We are also subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, which generally prohibits companies and their agents or intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits.

CFPB

In July 2010, the U.S. Congress passed the Dodd-Frank Act and Title X of the Dodd-Frank Act created the Consumer Financial Protection Bureau, or the CFPB, which regulates consumer financial products and services, including consumer loans that we offer. The CFPB has regulatory, supervisory and enforcement powers over providers of consumer financial products and services, including explicit supervisory authority to examine and require registration of such providers. Pursuant to these powers, the CFPB has examined our lending products, services and practices, and we expect to continue to be examined on a regular basis by the CFPB.

On November 20, 2013, Cash America consented to the issuance of a Consent Order by the CFPB pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2012 examination of Cash America and us, to pay a civil money penalty of $5 million. The Consent Order relates in part to issues self-disclosed to the CFPB by us, including the making of a limited number of loans to consumers who may have been active-duty members of the military at the time of the loan at rates in excess of the annual percentage rate permitted by the federal Military Lending Act, and for which we have made refunds of approximately $33,500, and for certain failures to timely provide and preserve records and information in connection with the CFPB’s examination of us. In addition, as a result of the CFPB’s review, we have enhanced and continue to enhance our compliance management programs and have implemented additional policies and procedures to address the issues identified by the CFPB. These new policies, procedures and other initiatives are in many cases subject to review and potential objection by the CFPB. We are also required to provide periodic reports to the CFPB. We are subject to the restrictions and obligations of the Consent Order, including the CFPB’s order that we ensure compliance with federal consumer financial laws and develop more robust compliance policies and procedures.

On April 24, 2013, the CFPB issued a report entitled “Payday Loans and Deposit Advance Products: A White Paper of Initial Findings,” indicating that it had “engaged in an in-depth review of short-term small dollar loans, including payday loans.” The report discusses the initial findings of the CFPB regarding short-term payday loans, a category which the CFPB and some other regulators use to include certain of our short-term loan products, provided by non-bank financial institutions at storefront locations and deposit account advances offered by depository institutions. While the CFPB’s study stated that “these products may work for some consumers for whom an expense needs to be deferred for a short period of time,” the CFPB also stated that its “findings raised substantial consumer protection concerns” related to the sustained use of payday loans and deposit account advances. The report also indicated that the CFPB planned to analyze the effectiveness of limitations such as cooling-off periods between payday loans, “in curbing sustained use and other harms.” In furtherance of that report, on March 25, 2014, the CFPB held a hearing on payday lending and issued a report entitled “CFPB Data Point: Payday Lending,” presenting “the results of several analyses of consumers’ use of payday loans.” The report presents the CFPB’s findings as to borrowers’ loan sequences, which refers to a series of loans a borrower may take out following an initial loan. The CFPB found that payday borrowing typically involves multiple renewals following an initial loan, rather than distinct loans separated by at least 15 days. The report states that for the majority of loan sequences that last for more than one loan, there is no reduction in the principal amount between the first and last loan in the sequence. In the reports and subsequent statements, the CFPB reiterated its commitment to use its various tools to protect consumers from unlawful acts and practices in connection with the offering of consumer financial products and services. Both the April 24, 2013 white paper and the March 25, 2014 report indicated that the CFPB did not include online payday loans as part of its analysis, but the CFPB has indicated that it is currently analyzing borrowing activity by consumers using online payday loans. The CFPB has announced that it is in the late stages of considering the formulation of rules regarding short-term consumer loans that will ensure that consumers can get the credit they need without long-term impact to their financial futures. These rules will likely impose limitations on payday lending. We do not currently know the nature and extent of the rules that the CFPB will adopt or when proposed rules will be published, but the CFPB could propose and adopt rules during 2015.

For further discussion of the CFPB and its regulatory, supervisory and enforcement powers, see “Risk Factors—Risks Related to Our Business and Industry— The Consumer Financial Protection Bureau has examination authority over our U.S. business that could have a significant impact on our U.S. business” in Part I, Item 1A of this report.

U.S. State Regulation

Our business is regulated under a variety of enabling state statutes, all of which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of the date of this report, we operate in 35 states that have specific statutes and regulations that enable us to offer economically viable products. We currently do not conduct business in the remaining states or in the District of Columbia because we do not believe it is economically feasible to operate in those jurisdictions due to specific statutory or regulatory restrictions, such as interest rate ceilings, caps on the fees that may be charged, or costly operational requirements. However, we may later offer our products or services in any of these states or the District of Columbia if we believe doing so may become economically viable because of changes in applicable statutes or regulations or if we determine we can broaden our product offerings to operate under existing laws and regulations.

The scope of state regulation, including the fees and terms of our products and services, varies from state to state. The terms of our products and services vary from state to state in order to comply with the laws and regulations of the states in which we operate. In addition, our advertising and marketing activities and disclosures are subject to review under various state consumer protection laws and other applicable laws and regulations. The states with laws that specifically regulate our products and services typically limit the principal amount of a consumer loan and set maximum fees or interest rates that customers may be charged. Some states also limit a customer’s ability to renew a short-term consumer loan and require various disclosures to consumers. State statutes often specify minimum and maximum maturity dates for consumer loans such as ours and, in some cases, specify mandatory cooling-off periods between transactions. Our collection activities regarding past due amounts are subject to consumer protection laws and state regulations relating to debt collection practices. In addition, some states require certain disclosures or content to accompany our advertising or marketing materials. Also, some states require us to report loan activity to state-wide databases and restrict the number and/or principal amount of loans a consumer may have outstanding at any particular time or over the course of a particular period of time, typically twelve months.

In Texas and Ohio, where we offer our CSO programs, we comply with that jurisdiction’s Credit Services Organization Act or a similar statute. These laws generally define the services that we can provide to consumers and require us to provide a contract to the customer outlining our services and the cost of those services to the customer. In addition, these laws may require additional disclosures to consumers and may require us to be registered with the jurisdiction and/or be bonded.

We must also comply with state restrictions on the use of lead providers. In 2013, California began enforcing its short-term lending statute to require lead providers to be licensed in order to provide leads to licensed lenders. As a result, we have discontinued using lead providers to generate leads for short-term consumer loans in California. In April 2014, the Attorney General of the State of Illinois filed a lawsuit against a lead provider, alleging that the lead provider offered and arranged payday loans without a license. As a result, we discontinued the use of lead providers in Illinois. Although we cannot predict what measures will be taken, we expect that other states may propose or enact similar restrictions on lead providers in the future.

Over the last few years, legislation that prohibits or severely restricts our products and services has been introduced or adopted in a number of states. As a result, we have ceased making consumer loans in five states where we formerly made such loans, and we have also modified our business operations in other states where restrictive legislation has been enacted. Additional legislation or regulations targeting or otherwise directly affecting our products and services have also been passed in the last year in Idaho, Louisiana, Utah and Wyoming. We closely monitor proposed legislation or regulations in the states where we offer consumer loans and are currently monitoring proposed legislation in Alabama, Hawaii, Minnesota, Missouri, New Mexico, Rhode Island, Tennessee, Texas and Wisconsin.

Local Regulation—United States

In addition to state and federal laws and regulations, our industry is subject to various local rules and regulations. These local rules and regulations are subject to change and vary widely from city to city. Local jurisdictions’ efforts to restrict short-term lending have been increasing. Typically, these local ordinances apply to storefront operations, however, local jurisdictions could attempt to enforce certain business conduct and registration requirements on online lenders lending to residents of that jurisdiction, even though no such attempt has been made previously. Actions taken in the future by local governing bodies to impose other restrictions on consumer lenders such as us could impact our business.

International Regulation

United Kingdom

In the United Kingdom, we are subject to regulation by the Financial Conduct Authority, or the FCA, and must comply with the FCA’s rules and regulations set forth in the FCA Handbook, the Financial Services and Markets Act 2000, or the FSMA, the Consumer Credit Act 1974, as amended, or the CCA, and secondary legislation passed under the CCA, among other rules and regulations. We must also follow the Irresponsible Lending Guidance, or the Guidance, of the Office of Fair Trading, or the OFT, which provides greater clarity for lenders as to business practices that the OFT (and now the FCA) believes constitute irresponsible lending under the CCA. In December 2012, the U.K. Parliament passed the Financial Services Act 2012, or the FSA Act 2012, which created a new regulatory framework for the supervision and regulation of the consumer credit industry in the United Kingdom. The FSA Act 2012 mandated that, in April 2014, the FCA take over responsibility for regulating consumer credit from the OFT, and it also made changes to the CCA and the FSMA. We have obtained interim permission from the FCA to provide consumer credit and to perform related activities and have submitted one of our two applications to become approved for full authorization from the FCA to continue to provide consumer credit, which will require that we satisfy, and continue to satisfy, certain minimum standards set out in the FSMA, which will result in additional costs to us. The FCA is expected to complete the process of reviewing applications for full authorization by April 1, 2016, and there is no guarantee that we will receive full authorization for either or both of our U.K. businesses. As a “threshold condition” to full authorization and the current interim permissions that we hold, the FCA must be satisfied that we can be effectively supervised. Our business functions for the United Kingdom have historically been performed remotely from our facilities in the United States. In order to alleviate the FCA’s concerns about effective supervision, we have established an office as well as the management of our U.K. business in the United Kingdom. Furthermore, the FCA must approve certain persons conducting “controlled functions” with respect to the operation and supervision of our U.K. business.

The FCA regulates consumer credit and related activities in accordance with the guidance of the FSMA and the FCA Handbook, which includes prescriptive regulations and carries across many of the standards set out in the CCA and its secondary legislation as well as the Guidance. The FSMA gives the FCA the power to authorize, supervise, examine and bring enforcement actions against providers of consumer credit such as us, as well as to make rules for the regulation of consumer credit. On February 28, 2014, the FCA issued the Consumer Credit Sourcebook, or the CONC, contained in the FCA Handbook. The CONC incorporates prescriptive regulations for lenders such as us, including mandatory affordability checks on borrowers, limiting the number of rollovers to two, restricting how lenders can advertise, banning advertisements that the FCA deems misleading, and introducing a limit of two unsuccessful attempts on the use of continuous payment authority (which provides a creditor the ability to directly debit a customer’s account for payment when authorized by the customer to do so) to pay off a loan. Certain provisions of the CONC took effect on April 1, 2014, and other provisions for high cost short-term credit providers such as us, such as the limits on rollovers, continuous payment authority and advertising, took effect on July 1, 2014. Due to the transfer of the consumer credit regime to the FCA, we have made significant modifications to many of our business practices to address the FCA’s requirements. These modifications include adjustments to our affordability assessment practices and underwriting standards that govern who will qualify for a loan from us, reductions in certain maximum loan amounts, alterations to our advertising practices and adjustments to our collections processes (including our practices relating to continuous payment authority) and debt forbearance processes (or our practices regarding customers who have indicated that they are experiencing financial difficulties), all of which resulted in a significant year-over-year decrease in our U.K. consumer loan volume, U.K. loan balances and U.K. revenue for the second half of 2014 as a result of our adapting our U.K. business practices in response to the requirements of the FCA. The implementation of stricter affordability assessments and underwriting standards resulted in a decrease in the number of consumer loans written, the average consumer loan amount and the total amount of consumer loans written to new and returning customers. Additionally, the changes we made to our collections and debt forbearance practices in the United Kingdom could result in lower collection rates on delinquent loans, and we have experienced and will continue to experience an increase in compliance- and administrative-related costs for our U.K. operations. In addition, the FCA could require us to make additional changes to our business that could further negatively affect future results for our U.K. operations. We are continuing to assess the impact of the changes we have made to our U.K. operations and what additional changes we may elect to implement and what effect such changes may have on our business, but the impact of these changes is likely to be significant for the first half of 2015 and could result in a material adverse effect on our U.K. business and our prospects, results of operations, financial condition and cash flows.

In addition, on December 18, 2013, the United Kingdom passed the Financial Services (Banking Reform) Act, which included an amendment that required the FCA to introduce rules “with a view to securing an appropriate degree of protection for borrowers against excessive charges” on “high-cost short-term” consumer loans by January 2, 2015. On July 15, 2014, the FCA issued a consultation paper that proposed a cap on the total cost of high-cost short-term credit and requested comments on the proposal. The consultation paper proposed a maximum rate of 0.8% of principal per day, and the proposal limits the total fees, interest (including post-default interest) and charges (including late fees which are capped at £15) to an aggregate amount not to exceed 100% of the principal amount loaned. The FCA requested comments on the proposal and issued its final rule on November 11, 2014. The final rule was largely the same as the proposed rule and required us to make changes to all of our high-cost short-term products in the United Kingdom. The final rule became effective on January 2, 2015, as required by the 2013 amendment to the FSMA. As a result of the final rule, we discontinued offering line of credit accounts to new customers in the United Kingdom and effective January 1, 2015, we discontinued draws on existing accounts in the United Kingdom. Once U.K. customers have paid off their outstanding line of credit balance, they may apply for either a short-term or installment loan. We also expect to introduce additional short-term and installment loan products during 2015. We expect revenues from these new and existing products to offset the lost revenue from our discontinued line of credit offerings in the United Kingdom. On February 24, 2015, the FCA issued a consultation paper that, among other things, proposes to require that providers of high-cost short-term credit include a risk warning in all financial promotions and to amend the FCA rules to allow firms to introduce continuous payment authority to collect repayments where a customer is in arrears or default and the lender is exercising forbearance. The FCA has requested comments on the proposals by May 6, 2015.

The FCA has stated that previous measures taken by it with respect to the payday loan industry will likely force about a quarter of the firms out of the industry in the United Kingdom. The rule changes are likely to continue to have a significant effect on the results of our U.K. operations in the first half of 2015. Any changes that we made or may make to our U.K. business as a result of the final rule could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows. For recent developments related to the FCA, including serious concerns that have been expressed by the FCA regarding our compliance with U.K. legal and regulatory requirements, such as the requirement that our business be capable of being effectively supervised by the FCA and compliance with FCA rules and principles and our affordability assessment and debt forbearance practices, see “Risk Factors—Risks Related to Our Business and Industry— Our primary regulators in the United Kingdom have expressed and continue to express serious concerns about our compliance with applicable U.K. regulations, which has caused us to make significant changes to our U.K. business that have impacted and will continue to negatively impact our operations and results, and this impact has been and will continue to be significant,” “ —Due to restructuring of the consumer credit regulatory framework in the United Kingdom, we are required to obtain full authorization from our U.K. regulators to continue providing consumer credit and perform related activities in the United Kingdom, and there is no guarantee that we will receive full authorization to continue offering consumer loans in the United Kingdom.,” “— The United Kingdom has imposed, and continues to impose, increased regulation of the short-term high-cost credit industry with the stated expectation that some firms will exit the market,” “— Competition regulators in the United Kingdom completed a review of our industry and , as a result of the findings, the FCA is likely to require lenders to implement additional changes to their operations, which could have a negative effect on our operations in the United Kingdom.” and “— Many U.K. regulatory matters are subject to increased uncertainty because supervision of the U.K. consumer credit regime has recently been transferred to the FCA, which previously did not hold such authority” in Part I, Item 1A of this report.

In June 2013, the OFT referred the payday lending industry in the United Kingdom to the Competition Commission, which is now the Competition & Markets Authority, or the CMA, for a market investigation. The CMA has gathered data from industry participants, including us, in connection with its review of the U.K. payday lending industry to determine whether certain features of the payday lending industry prevent, restrict or distort competition (which is also referred to as having an adverse effect on competition) and, if so, what remedial action should be taken.

On June 11, 2014, the CMA released a provisional findings report in which it indicated that it believes that many payday lenders fail to compete on price and indicated that it will look at potential ways to increase price competition. The CMA also announced the expansion of its review of the payday lending industry to include lead generators. The CMA will order online lenders to provide details of their products on at least one price comparison website which is authorized by the FCA. The CMA will also order online and storefront lenders to provide existing customers with a summary of their cost of borrowing. The CMA will publish an order within six months from the date of this report with its requirement regarding the price comparison website and the borrowing summaries. In addition, the CMA recommended that the FCA take steps to improve the disclosure of late fees and other additional charges, help customers compare competing loan products without unduly affecting their ability to access credit, improve real-time data sharing between lenders and credit reference agencies and ensure that lead generators explain how they operate much more clearly to customers. It is expected that the FCA will consult in the summer of 2015 on the measures to be introduced in response to the CMA’s recommendations and will likely publish its standards in late 2015 or early 2016, with the changes becoming effective by the end of 2016. The CMA will work closely with the FCA to implement the recommendations. We do not expect any of the remedies outlined above to have a significant impact on our operations in the United Kingdom.

In the United Kingdom, we are also subject to the requirements of the Data Protection Act 1988, or the DPA, and are required to be fully registered as a data-controller under the DPA. We are also required to be certified under the European Union Safe Harbor provisions, which allow European Union data to be passed to non-European Union countries.

Furthermore, we are subject to the Bribery Act, which prohibits the giving or receiving of a bribe to any person, including but not limited to public officials, and makes failing to prevent bribery by relevant commercial organizations a criminal offense. This offense applies when any person associated with the organization offers or accepts bribes anywhere in the world intending to obtain or retain a business advantage for the organization or in the conduct of business. The Bribery Act is applicable to businesses that operate in the United Kingdom such as us. The Bribery Act is broader in scope than the U.S. FCPA in the United States in that it directly addresses commercial bribery in addition to bribery of government officials and it does not recognize certain exceptions, notably facilitation payments that are permitted by the U.S. FCPA.

In the United Kingdom, we are also subject to specific anti-money laundering and counter terrorist financing requirements that require us to develop and maintain anti-money laundering and counter terrorist financing policies and procedures including reporting suspicious activity to the Serious Organised Crime Agency pursuant to the Proceeds of Crime Act 2002 and the Terrorism Act 2000.

Australia

In Australia, we must comply with the responsible lending guidelines under the National Consumer Credit Protection Act (2010), or the NCCPA, which was amended in 2012. The amendment includes limitations on permissible fees and interest charged on certain consumer loans, including consumer loans made by us. We altered the product we offer in Australia and it is less profitable. For discussion of the adverse impact that the amendment to the NCCPA may have on our operations in Australia, see “Risk Factors—Risks Related to Our Business and Industry— Our business in Australia has become less profitable due to compliance with new regulations there, and if our new product offering is not sustainable, this could require us to exit the Australian market” in Part I, Item 1A of this report.

Canada

In Canada, regulation of the short-term consumer lending industry is conducted at the provincial level. In general, the regulations require lenders to be licensed, set maximum fees, prohibit rollovers and regulate collection practices.

In international jurisdictions where we operate, our advertising and marketing activities and disclosures are subject to regulation under various consumer protection laws and other applicable laws and regulations.

Separation from Cash America

Prior to November 13, 2014, we were a wholly-owned subsidiary of Cash America. On April 10, 2014, the Board of Directors of Cash America authorized management to review potential strategic alternatives, including a tax-free spin-off, for our separation. After evaluating alternatives for Enova, Cash America’s management recommended that Cash America’s Board of Directors pursue a tax-free spin-off for the separation. On October 22, 2014, after receiving a private letter ruling from the Internal Revenue Service, an opinion from Cash America’s tax counsel and a solvency opinion from an independent financial advisor, Cash America’s Board of Directors approved the spin-off. The distribution occurred at 12:01 am ET on November 13, 2014. Cash America’s shareholders received 0.915 shares of our stock for every one share of Cash America common stock held at the close of business November 3, 2014, which was the record date for the distribution. Following the separation and distribution, we became an independent, publicly traded company, and our shares of common stock are listed on the New York Stock Exchange under the symbol “ENVA.”

Since 2011, we have owned all of the assets and incurred all of the liabilities related to Cash America’s e-commerce business, with some limited exceptions, in which case such assets were transferred to us and such liabilities were assumed by us pursuant to a Separation and Distribution Agreement upon completion of the separation and distribution. On the separation and distribution date, we entered into several other agreements with Cash America that govern the relationship between us and Cash America after completion of the separation and distribution and provide for the allocation between us and Cash America of various assets, liabilities, rights and obligations (including insurance and tax-related assets and liabilities). Our guarantees of Cash America’s long-term indebtedness were also released in connection with the separation and distribution. These agreements also include arrangements with respect to transitional services to be provided by Cash America to us and vice versa.

Our Post-Separation Relationship with Cash America

As part of the separation and distribution, we entered into a Separation and Distribution Agreement and several other agreements with Cash America to effect the separation and to provide a framework for our relationship with Cash America after the separation and the distribution. These agreements provide for the allocation between us and Cash America of the assets, liabilities and obligations of Cash America and its subsidiaries, and govern various aspects of the relationship between us and Cash America subsequent to the separation, including with respect to transition services, registration rights, tax matters and other commercial relationships. In addition to the Separation and Distribution Agreement, which contains key provisions related to the separation and the distribution, these agreements include:

•	Tax Matters Agreement;
•	Transition Services Agreement;
•	Stockholder’s and Registration Rights Agreement; and
•	Software Lease and Maintenance Agreement.

For additional information regarding the Separation and Distribution Agreement and other agreements, see the section entitled “Risk Factors—Risks Related to the Separation and the Distribution.”

Company and Website Information

Our principal executive offices are located at 200 West Jackson Blvd., Chicago, Illinois 60606, and our telephone number is (312) 568-4200.

Our website is located at www.enova.com. Through our website, we provide free access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). These reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A.	RISK FACTORS

Our business and future results may be affected by a number of risks and uncertainties that should be considered carefully in evaluating us. In addition, this report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including the risks faced by us described below. The occurrence of one or more of the events listed below could also have a significant adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Risks Related to Our Business and Industry

Our business is highly regulated, and if we fail to comply with applicable laws, regulations, rules and guidance, our business could be adversely affected.

Our products and services are subject to extensive regulation, supervision and licensing under various federal, state, local and international statutes, ordinances, regulations, rules and guidance. These requirements generally mandate licensing or authorization as a lender or as a credit services organization or credit access business, or CSO, establish limits on the amount, duration, renewals or extensions of and charges for (including interest rates and fees) various categories of loans, direct the form and content of our loan contracts and other documentation, restrict collection practices, outline underwriting requirements and subject us to periodic examination and ongoing supervision by regulatory authorities, among other things. Because short-term loans, installment loans and line of credit accounts to consumers, such as those provided by us, are viewed as extensions of credit in the United States, we must comply with certain federal laws, such as TILA, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Electronic Funds Transfer Act, the Gramm-Leach-Bliley Act and Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, among other laws, and with respect to our CSO programs, the FDCPA, as well as regulations adopted to implement those laws. In addition, our marketing and disclosure efforts and the representations made about our products and services are subject to unfair and deceptive practice statutes, including the Federal Trade Commission Act, the Telephone Consumer Protection Act and the CAN-SPAM Act of 2003 in the United States and analogous state statutes under which the Federal Trade Commission, or the FTC, the CFPB, state attorneys general or private plaintiffs may bring legal actions.

We are also subject to various international laws, licensing or authorization requirements and disciplinary actions in connection with the products or services we offer in Australia, China, Brazil, Canada, and the United Kingdom, which are discussed below. Compliance with applicable laws, regulations, rules and guidance requires forms, processes, procedures, training, controls and the infrastructure to support these requirements. Compliance may also create operational constraints, be costly or adversely affect operating results. See “Business—Regulation” of Part I, Item 1 of this report for further discussion of the laws applicable to us.

The regulatory environment in which we conduct our business is extensive and complex. From time to time we become aware of instances where our products and services have not fully complied with requirements under applicable laws and regulations or applicable contracts. Determinations of compliance with applicable requirements or contracts, such as those discussed above, can be highly technical and subject to varying interpretations. When we become aware of such an instance, whether as a result of our compliance reviews, regulator inquiry, customer complaint or otherwise, we generally conduct a review of the activity in question and determine how to address it, such as modifying the product, making customer refunds or providing additional disclosure. We also evaluate whether reports or other notices to regulators are required and provide notice to regulators whenever required. In some cases we have decided to take corrective action even after applicable statutory or regulatory cure periods have expired, and in some cases we have notified regulators even where such notification may not have been required. Regulators or customers reviewing such incidents or remedial activities may interpret the laws, regulations and customer contracts differently than we have, or may choose to take regulatory action against us or bring private litigation against us notwithstanding the corrective measures we have taken. This may be the case even if we no longer offer the product or service in question.

State, federal and international regulators, as well as the plaintiffs’ bars, have subjected our industry to intense scrutiny in recent years. Failure to comply with applicable laws, regulations, rules and guidance, or any finding that our past forms, practices, processes, procedures, controls or infrastructure were insufficient or not in compliance, could subject us to regulatory enforcement actions, result in the assessment against us of civil, monetary, criminal or other penalties (some of which could be significant in the case of knowing or reckless violations), result in the issuance of cease and desist orders (which can include orders for restitution, as well as other kinds of affirmative relief), require us to refund interest or fees, result in a determination that certain loans are not collectible, result in a revocation of licenses or authorization to transact business, result in a finding that we have engaged in unfair and deceptive practices, limit our access to services provided by third-party financial institutions or cause damage to our reputation, brands and valued customer relationships.

Our failure to comply with any regulations, rules or guidance applicable to our business could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows and could prohibit or directly or indirectly impair our ability to continue current operations.

The consumer lending industry continues to be targeted by new laws or regulations in many jurisdictions that could restrict the short-term consumer lending products and services we offer, impose additional compliance costs on us, render our current operations unprofitable or even prohibit our current operations.

Governments at the national, state and local levels, as well as international governments, may seek to impose new laws, regulatory restrictions or licensing requirements that affect the products or services we offer, the terms on which we may offer them, and the disclosure, compliance and reporting obligations we must fulfill in connection with our consumer lending business. They may also interpret or enforce existing requirements in new ways that could restrict our ability to continue our current methods of operation or to expand operations, impose significant additional compliance costs, and may have a negative effect on our business, prospects, results of operations, financial condition and cash flows. In some cases these measures could even directly prohibit some or all of our current business activities in certain jurisdictions, or render them unprofitable and/or impractical to continue.

In recent years, consumer loans, and in particular the category commonly referred to as “payday loans,” which includes certain of our short-term loan products, have come under increased regulatory scrutiny that has resulted in increasingly restrictive regulations and legislation that makes offering such loans in certain states in the United States or the international countries where we operate (as further described below) less profitable or unattractive. Laws or regulations in some states in the United States require that all borrowers of certain short-term loan products be reported to a centralized database and limit the number of loans a borrower may receive or have outstanding. Other laws limit the availability of some of our consumer loan products in the United States to active duty military personnel, active members of the National Guard or members on active reserve duty and their immediate dependents.

Certain consumer advocacy groups and federal and state legislators and regulators have advocated that laws and regulations should be tightened so as to severely limit, if not eliminate, the type of loan products and services we offer to consumers, and this has resulted in both the executive and legislative branches of the U.S. federal government and state governmental bodies exhibiting an interest in debating legislation that could further regulate consumer loan products and services such as those that we offer. The U.S. Congress, as well as other similar federal, state and local bodies and similar international governmental authorities, have debated, and may in the future adopt, legislation or regulations that could, among other things, place a cap (or decrease a current cap) on the interest or fees that we can charge or a cap on the effective annual percentage rate that limits the amount of interest or fees that may be charged, ban or limit loan renewals or extensions (where the customer agrees to pay the current finance charge on a loan for the right to make payment of the outstanding principal balance of such loan at a later date plus an additional finance charge), including the rates to be charged for loan renewals or extensions, require us to offer an extended payment plan, limit origination fees for loans, require changes to our underwriting or collections practices, require short-term lenders to be bonded or require lenders to report consumer loan activity to databases designed to monitor or restrict consumer borrowing activity, impose “cooling off” periods between the time a loan is paid off and another loan is obtained or prohibit us from providing any of our consumer loan products in the United States to active duty military personnel, active members of the National Guard or members on active reserve duty and their immediate dependents.

Significant new laws and regulations have also been adopted in the United Kingdom, and further new laws and regulations will continue to be imposed. See “— The United Kingdom has imposed, and continues to impose, increased regulation of the short-term high-cost credit industry with the stated expectation that some firms will exit the market” below for additional information.

We cannot currently assess the likelihood of any future unfavorable federal, state, local or international legislation or regulations being proposed or enacted that could affect our products and services. We closely monitor proposed legislation in jurisdictions where we offer our loan products. Additional legislative or regulatory provisions could be enacted that could severely restrict, prohibit or eliminate our ability to offer a consumer loan product. In addition, under statutory authority, U.S. state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes, that could adversely affect the way we do business and may force us to terminate or modify our operations in particular states or affect our ability to obtain new licenses or renew the licenses we hold.

Furthermore, legislative or regulatory actions may be influenced by negative perceptions of us and our industry, even if such negative perceptions are inaccurate, attributable to conduct by third parties not affiliated with us (such as other industry members), or attributable to matters not specific to our industry.

Any of these or other legislative or regulatory actions that affect our consumer loan business at the national, state, international and local level could, if enacted or interpreted differently, have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows and could prohibit or directly or indirectly impair our ability to continue current operations.

The Consumer Financial Protection Bureau has examination authority over our U.S. consumer lending business that could have a significant impact on our U.S. business.

In July 2010, the U.S. Congress passed the Dodd-Frank Act, and Title X of the Dodd-Frank Act created the CFPB, which regulates U.S. consumer financial products and services, including consumer loans offered by us. The CFPB has regulatory, supervisory and enforcement powers over providers of consumer financial products and services, such as us, including explicit supervisory authority to examine and require registration of such providers.

The CFPB has begun exercising supervisory review over and examining certain non-bank providers of consumer financial products and services, including providers of consumer loans such as us. The CFPB has examined our lending products, services and practices, and we expect to continue to be examined on a regular basis by the CFPB. The CFPB’s examination authority permits CFPB examiners to inspect the books and records of providers of short-term, small dollar lenders, and ask questions about their business practices, and the examination procedures include specific modules for examining marketing activities; loan application and origination activities; payment processing activities and sustained use by consumers; collections, accounts in default, and consumer reporting activities as well as third-party relationships. As a result of these examinations, we could be required to change our products, services or practices, whether as a result of another party being examined or as a result of an examination of us, or we could be subject to monetary penalties, which could materially adversely affect us.

Furthermore, because the CFPB is a relatively new entity, its practices and procedures regarding examination, enforcement and other matters relevant to us and other CFPB-regulated entities are subject to further development and change. Where the CFPB holds powers previously assigned to other regulators, the CFPB may not continue to apply such powers or interpret relevant concepts consistent with previous regulators’ practice. This may adversely affect our ability to anticipate the CFPB’s expectations or interpretations in our interaction with the CFPB.

The CFPB also has broad authority to prohibit unfair, deceptive and abusive acts and practices and to investigate and penalize financial institutions that violate this prohibition. In addition to having the authority to obtain monetary penalties for violations of applicable federal consumer financial laws (including the CFPB’s own rules), the CFPB can require remediation of practices, pursue administrative proceedings or litigation and obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief). Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented thereunder, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions to remedy violations of state law. If the CFPB or one or more state attorneys general or state regulators believe that we have violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

We are subject to a Consent Order issued by the Consumer Financial Protection Bureau, and any noncompliance would materially adversely affect our business.

On November 20, 2013, Cash America consented to the issuance of a Consent Order by the CFPB pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2012 review of Cash America and us, to pay a civil money penalty of $5 million. The Consent Order relates, in part, to issues self-disclosed to the CFPB during its 2012 examination of us, including the making of a limited number of loans to consumers who may have been active duty members of the military at the time of the loan at rates in excess of the interest rate permitted by the federal Military Lending Act, for which we have made refunds of approximately $33,500, and for certain failures to timely provide and preserve records and information in connection with the CFPB’s examination of us. In addition, as a result of the CFPB’s review, we enhanced our compliance management programs and are implementing additional policies and procedures to address the issues identified by the CFPB. We are also required to provide periodic reports to the CFPB. We are subject to the restrictions and obligations of the Consent Order, including the CFPB’s order that we ensure compliance with federal consumer financial laws and develop more robust compliance policies and procedures. These new policies, procedures and other initiatives are in many cases subject to review and potential objection by the CFPB, and no guarantee can be made regarding the timing, substance or effect of any such measures the CFPB may decide to take. Furthermore, the compliance plan mandated by the Consent Order requires us to perform a formal consumer protection compliance risk review before introducing or implementing new or changed products or services. This requirement could result in additional delay or cost when introducing or implementing new or changed products or services, or a decision not to proceed with such initiatives. Any noncompliance with the Consent Order or similar orders or agreements from other regulators could lead to further regulatory penalties and could have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows and could prohibit or directly or indirectly impair our ability to continue current operations.

The CFPB has announced that it will soon promulgate new rules affecting the consumer lending industry, and these or subsequent new rules and regulations may significantly restrict the conduct of our U.S. consumer lending business.

On April 24, 2013, the CFPB issued a report entitled “Payday Loans and Deposit Advance Products: A White Paper of Initial Findings,” indicating that it had “engaged in an in-depth review of short-term small dollar loans, including payday loans.” The report discusses the initial findings of the CFPB regarding short-term payday loans, a category which the CFPB and some other regulators use to include certain of our short-term loan products, loans provided by non-bank financial institutions at storefront locations and deposit account advances offered by depository institutions. While the CFPB’s study stated that “these products may work for some consumers for whom an expense needs to be deferred for a short period of time,” the CFPB also stated that its “findings raised substantial consumer protection concerns” related to the sustained use of payday loans and deposit account advances. The report also indicated that the CFPB planned to analyze the effectiveness of limitations such as cooling-off periods between payday loans, “in curbing sustained use and other harms.” In furtherance of that report, on March 25, 2014, the CFPB held a hearing on payday lending and issued a report entitled “CFPB Data Point: Payday Lending,” presenting “the results of several analyses of consumers’ use of payday loans.” The report presents the CFPB’s findings as to borrowers’ loan sequences, which refers to a series of loans a borrower may take out following an initial loan. The CFPB found that payday borrowing typically involves multiple renewals following an initial loan, rather than distinct loans separated by at least 15 days. The report states that for the majority of loan sequences, there is no reduction in the principal amount between the first and last loan in the sequence. In the reports and subsequent statements, the CFPB reiterated its commitment to use its various tools to protect consumers from unlawful acts and practices in connection with the offering of consumer financial products and services. Both the April 24, 2013 white paper and the March 25, 2014 report indicated that online payday loans were not the focus of the CFPB’s reports, but the CFPB has indicated that it is currently analyzing borrowing activity by consumers using online payday loans.

The CFPB announced that it is in the late stages of considering the formulation of rules regarding consumer loans, including certain of our short-term loan products, that will ensure that consumers can get the credit they need without long-term impact to their financial futures. These rules will likely impose limitations on payday lending. We do not currently know the nature and extent of the rules that the CFPB will adopt, but those rules could be proposed and adopted this year. If the CFPB adopts any rules or regulations that significantly restrict the conduct of our business, any such rules or regulations could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows or could make the continuance of all or part of our U.S. business impractical or unprofitable. Any new rules or regulations adopted by the CFPB could also result in significant compliance costs.

The United Kingdom has imposed, and continues to impose, increased regulation of the short-term high-cost credit industry with the stated expectation that some firms will exit the market.

In the United Kingdom, we are subject to regulation by the FCA, the FSMA, the CCA, and secondary legislation passed under it, among other rules and regulations. In December 2012, the U.K. Parliament passed the FSA Act 2012, which created a new regulatory framework for the supervision and regulation of the consumer credit industry in the United Kingdom, including the consumer lending industry in which we operate. The FSA Act 2012 mandated that in April 2014, the FCA take over responsibility for regulating consumer credit from the OFT, and it also made changes to the relevant legislation including the CCA and the FSMA.

The FCA regulates consumer credit and related activities pursuant to the FSMA and the FCA Handbook, which includes prescriptive rules and regulations and carries across many of the standards set out in the CCA and its secondary legislation as well as the Guidance. The regulations under the FCA consumer credit regime are more prescriptive than the former U.K. consumer credit regime. The FSMA gives the FCA the power to authorize, supervise, examine and bring enforcement actions against providers of consumer credit, as well as to make rules for the regulation of consumer credit. On February 28, 2014, the FCA issued the CONC contained in the FCA Handbook. The CONC incorporates prescriptive regulations for consumer loans such as those that we offer, including mandatory affordability checks on borrowers, limiting the number of rollovers to two, restricting how lenders can advertise, banning advertisements that the FCA deems misleading, and introducing a limit of two unsuccessful attempts on the use of continuous payment authority (which provides a creditor the ability to directly debit a customer’s account for payment when authorized by the customer to do so) to pay off a loan. Certain provisions of the CONC took effect on April 1, 2014, and other provisions for high-cost short-term credit providers, such as the limits on rollovers, continuous payment authority and advertising, took effect on July 1, 2014. As a result of the FCA’s requirements, we made significant adjustments to many of our business practices in the United Kingdom, as discussed below under “— Our primary regulators in the United Kingdom have expressed and continue to express serious concerns about our compliance with applicable U.K. regulations, which has caused us to make significant changes to our U.K. business that have impacted and will continue to negatively impact our operations and results, and this impact has been and will continue to be significant.”

In addition, on December 18, 2013, the United Kingdom passed the Financial Services (Banking Reform) Act, which includes an amendment to the FSMA that requires the FCA to introduce rules “with a view to securing an appropriate degree of protection for borrowers against excessive charges” on “high-cost short-term” consumer loans. On July 15, 2014, the FCA issued a consultation paper that proposed a cap on the total cost of high-cost short-term credit and requested comments on the proposal. The consultation paper proposed a maximum rate of 0.8% of principal per day, and the proposal limits the total fees, interest (including post-default interest) and charges (including late fees which are capped at £15) to an aggregate amount not to exceed 100% of the principal amount loaned. The FCA requested comments on the proposal and issued its final rule on November 11, 2014. The final rule was largely the same as the proposed rule and required us to make changes to all of our high-cost short-term products in the United Kingdom. As a result of the final rule, we discontinued offering line of credit accounts to new customers in the United Kingdom and effective January 1, 2015, we discontinued draws on existing accounts in the United Kingdom. Once U.K. customers have paid off their outstanding line of credit balance, they may apply for either a short-term or installment loan. We also expect to introduce additional short-term and installment loan products during 2015. We expect revenues from these new and existing products to offset the lost revenue from our discontinued line of credit offerings in the United Kingdom. The final rule became effective on January 2, 2015, as required by the 2013 amendment to the FSMA. In addition, on February 24, 2015, the FCA issued a consultation paper that, among other things, proposes to remove the exemption from the requirement that providers of high-cost short-term credit include a risk warning in financial promotions and to amend its rules to allow firms to introduce continuous payment authority to collect repayments where a customer is in arrears or default and the lender is exercising forbearance. The FCA has requested comments on the proposals by May 6, 2015.

The FCA has stated that actions taken by it with respect to the payday industry will likely force a quarter or more of the firms out of the industry in the United Kingdom. The rule changes are likely to continue to have a significant effect on the results of our U.K. operations in the first half of 2015. Any changes that we made to our U.K. business as a result of the final rule could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

During the years ended December 31, 2014 and 2013, our U.K. operations represented 40.1% and 47.1%, respectively, of our consolidated total revenue. The results for the year ended December 31, 2014 do not include the full impact of the changes described above, and the results for the year ended December 31, 2013 do not include any impact of the changes described above. The results for each of these periods are not indicative of our future results of operations and cash flows from our operations in the United Kingdom.

These changes that we have implemented or are required to implement in the future as a result of such legislative and regulatory activities could have a material adverse effect on our U.K. business, as further described below under “— Our primary regulators in the United Kingdom have expressed and continue to express serious concerns about our compliance with applicable U.K. regulations, which has caused us to make significant changes to our U.K. business that have impacted and will continue to negatively impact our operations and results, and this impact has been and will continue to be significant ,” and “— Due to restructuring of the consumer credit regulatory framework in the United Kingdom, we are required to obtain full authorization from our U.K. regulators to continue providing consumer credit and perform related activities in the United Kingdom, and there is no guarantee that we will receive full authorization to continue offering consumer loans in the United Kingdom.”

Due to restructuring of the consumer credit regulatory framework in the United Kingdom, we are required to obtain full authorization from our U.K. regulators to continue providing consumer credit and perform related activities in the United Kingdom, and there is no guarantee that we will receive full authorization to continue offering consumer loans in the United Kingdom.

We have obtained interim permission from the FCA to provide consumer credit and perform related activities. We are required to apply for and obtain full authorization from the FCA to continue to provide consumer credit. We submitted our application for full authorization before the February 28, 2015 deadline for providers of high-cost short term credit and will submit our application for our near-prime lending business before the August 31, 2015 deadline. In order to obtain full authorization, and as a threshold condition to maintaining our interim permission to provide consumer credit in the United Kingdom, we are required to demonstrate that we satisfy, and will continue to satisfy, certain minimum standards set out in the FSMA, including certain specified “threshold conditions,” and this may result in additional costs to us that could be significant. As a “threshold condition” to maintaining our interim permission and to obtaining and retaining full authorization, the FCA must be satisfied that we can be “effectively supervised” by the FCA, as this term is defined in the FSMA. The FCA informed us that it had concerns that we could not be “effectively supervised” given our previous structure with all of our operations conducted outside of the United Kingdom. We have historically performed substantially all of our U.K. business operations from the United States, as business functions have been performed remotely from our U.S. facilities. In order to alleviate the FCA’s concerns in relation to our ability to presently demonstrate to the FCA that we are capable of being effectively supervised, we have established an office as well as the management of our U.K. business in the United Kingdom. Furthermore, the FCA must approve certain individuals conducting “controlled functions” with respect to the operation and management of our U.K. business. All of these changes will result in additional costs to us. We are in frequent communication with the FCA regarding our activities to address the FCA’s concerns about the threshold conditions. The FCA has the power to revoke our interim permission to conduct a consumer credit business if it determines we do not meet the threshold conditions. Additionally, the FCA could elect to impose additional conditions that could delay the authorization process, further increase our compliance costs or require further changes to the conduct of our U.K. business that could have a material adverse effect on our U.K. operations.

The FCA is expected to complete the process of reviewing applications of previous OFT license holders, such as us, for full authorization by April 1, 2016, and there is no guarantee that we will receive full authorization for either or both of our U.K. businesses. If we do not receive full authorization for either of our U.K. lending businesses, we will have to cease that business.

Our primary regulators in the United Kingdom have expressed and continue to express serious concerns about our compliance with applicable U.K. regulations, which caused us to make significant changes to our U.K. business that have impacted and will continue to negatively impact our operations and results, and this impact has been and will continue to be significant.

In February 2012, the OFT launched a review of the payday lending sector to assess the sector’s compliance with the CCA, the Guidance, and other relevant guidance and legal obligations. As part of this review, the OFT conducted examinations of a number of payday lenders in the United Kingdom, including us, to assess individual company compliance with these laws and guidance. In May 2013, the OFT sent us a letter of findings related to its examination of our U.K. short term consumer loan (or payday) business, which indicated that we may not have been complying fully with all aspects of the Guidance, the CCA and other relevant laws and guidance. This letter indicated the OFT’s general and specific concerns in the following categories: advertising and marketing, pre-contract information and explanations, affordability assessments, rollovers, debt forbearance and debt collection, and regulatory and other compliance issues. As requested by the OFT, in July 2013, we provided the OFT with an independent audit report setting out the steps taken to address each concern the OFT had identified in its letter. Through March 2014, we continued to receive additional requests for data and documentation from the OFT, and we complied with those requests.

On April 1, 2014 the FCA assumed the supervision and regulation of us, and we are subject to ongoing examination and review by the FCA. We continue to receive additional requests for data and documentation from the FCA about our consumer loan products and have been complying with those requests. The FCA informed us that it had serious concerns regarding our compliance with the FCA’s rules and principles, including those with respect to our affordability assessment process in determining whether the loans we made were affordable for our customers and our debt forbearance practices (or our practices regarding customers who have indicated they are experiencing financial difficulty). The FCA also noted concerns regarding certain of our advertising practices. The FCA has appointed an independent auditor, referred to as a skilled person under section 166 of the FSMA, to undertake a review of certain of our practices, as well as our ability to be effectively supervised. If that review identifies activities that are deemed by the FCA to have caused consumer detriment or are not in compliance with the FCA’s requirements, the FCA could require us to take remedial action (which could result in additional changes to our business practices and/or the payment of consumer redress), impose fines or penalties, refuse our full authorization application, withdraw our interim authorization or full authorization if granted, impose limitations or restrictions on our regulatory permission or take other actions.

We have been, and continue to be, in frequent communication with the FCA and the appointed skilled person regarding the concerns raised by the FCA and our efforts to address such concerns through, among other things, significant modifications to our business practices. The FCA is closely monitoring our efforts to comply with its requirements, including our changes to our business practices made in an effort to comply with the FCA’s concerns. For example, we have established an office as well as the management of our U.K. business in the United Kingdom to help alleviate the FCA’s concerns about effective supervision, and we will be required to obtain FCA approval of certain individuals performing “controlled functions,” as defined by applicable regulation, as discussed above under “— Due to restructuring of the consumer credit regulatory framework in the United Kingdom, we are required to obtain full authorization from our U.K. regulators to continue providing consumer credit and perform related activities in the United Kingdom, and there is no guarantee that we will receive full authorization to continue offering consumer loans in the United Kingdom .”

In addition, we made significant adjustments to many of our business practices, including modifying our affordability assessments and underwriting standards, reducing certain maximum loan amounts, changing our collections processes (including our practices relating to continuous payment authority) and debt forbearance practices and altering certain advertising practices, all of which resulted in a significant year-over-year decrease in our U.K. loan volume, U.K. loan balances and U.K. revenue in the second half of 2014. The implementation of stricter affordability assessments and underwriting standards resulted in a decrease in the number of consumer loans written, the average consumer loan amount and the total amount of consumer loans written to new and returning customers. Additionally, the changes we made to our collections and debt forbearance practices in the United Kingdom could result in lower collection rates for delinquent loans, and we experienced and will continue to experience an increase in compliance- and administrative-related costs for our U.K. operations. In addition, the FCA could require us to make additional changes to our business that could further negatively affect future results for our U.K. operations. We are continuing to assess the impact of the changes we have made to our U.K. operations and what additional changes we may elect to implement and what effect such changes may have on our business, but the impact of these changes is likely to be significant for the first half of 2015 and could result in a material adverse effect on our U.K. business and our prospects, results of operation, financial condition and cash flows.

We may be unable to successfully implement the changes we are making to our U.K. business described above or any additional changes we may be required to make to our U.K business to address concerns raised by the FCA. Any inability to make changes to the satisfaction of the FCA could also have an adverse effect on our existing interim authorization from the FCA to continue to provide consumer credit and on our ability to obtain full authorization from the FCA, and we may not be able to successfully resolve the concerns expressed by the FCA. Any such changes or our failure to successfully make any such changes or resolve the concerns of the FCA could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Many U.K. regulatory matters are subject to increased uncertainty because supervision of the U.K. consumer credit regime has recently been transferred to the FCA, which previously did not hold such authority.

Supervision of our U.K. business was transferred from the OFT to the FCA in April 2014. The FCA applies more prescriptive regulations to our U.K. operations, as opposed to the previous regime. The FCA is responsible for determining whether we will receive full authorization to continue providing consumer credit and perform related activities and whether we will continue to hold our existing interim permission. Because the FCA’s authority over consumer credit is new, the FCA’s practices regarding supervisory matters and other matters relevant to us are subject to further development and change. The FCA is not bound by the previous practices of the OFT and is operating under a different legal framework and regime, and the FCA will apply its supervisory powers and interpret relevant concepts more stringently than such previous practices. This may adversely affect our ability to anticipate the FCA’s expectations or interpretations in our interaction with the FCA.

Competition regulators in the United Kingdom completed a review of our industry and , as a result of the findings, the FCA is likely to require lenders to implement additional changes to their operations, which could have a negative effect on our operations in the United Kingdom.

In June 2013, the OFT referred the payday lending industry in the United Kingdom to the Competition Commission, which is now the Competition & Markets Authority, or the CMA, for a market investigation. The CMA gathered data from industry participants, including us, in connection with its review of the U.K. payday lending industry to determine whether certain features of the payday lending industry prevent, restrict or distort competition (which is also referred to as having an adverse effect on competition) and, if so, what remedial action should be taken.

On June 11, 2014, the CMA released a provisional findings report in which it indicated that it believes that many payday lenders fail to compete on price and indicated that it will look at potential ways to increase price competition. The CMA also announced the expansion of its review of the payday lending industry to include lead generators. The CMA announced its provisional decision on remedies on October 9, 2014, and published its final report on February 24, 2015. The CMA will order online lenders to provide details of their products on at least one price comparison website which is authorized by the FCA. The CMA will also order online and storefront lenders to provide existing customers with a summary of their cost of borrowing. The CMA will publish an order within six months from the date of this report with its requirement regarding the price comparison website and the borrowing summaries.  In addition, the CMA recommended that the FCA take steps to improve the disclosure of late fees and other additional charges, help customers compare competing loan products without unduly affecting their ability to access credit, improve real-time data sharing between lenders and credit reference agencies and ensure that lead generators explain how they operate much more clearly to customers.

It is expected that the FCA will consult in the summer of 2015 on the measures to be introduced in response to the CMA’s recommendations and will likely publish its standards in late 2015 or early 2016, with the changes becoming effective by the end of 2016. The CMA will work closely with the FCA to implement the recommendations.

The remedies that are likely to be implemented by the FCA could have a negative effect on our operations in the United Kingdom.

Our advertising and marketing materials and disclosures have been and continue to be subject to regulatory scrutiny, particularly in the United Kingdom.

In the jurisdictions where we operate, our advertising and marketing activities and disclosures are subject to regulation under various industry standards, consumer protection laws, and other applicable laws and regulations. Consistent with the consumer lending industry as a whole (see “— The consumer lending industry continues to be targeted by new laws or regulations in many jurisdictions that could restrict the short-term consumer lending products and services we offer, impose additional compliance costs on us, render our current operations unprofitable or even prohibit our current operations” above), our advertising and marketing materials have come under increased scrutiny. In the United Kingdom, for example, consumer credit firms are subject to the financial promotions regime set out in the FSMA (Financial Promotions) Order 2005 and specific rules in the CONC, such as the inclusion of a risk warning on certain advertising materials. The FCA has also decided to adopt certain elements of industry codes as FCA rules on a case by case basis. Our advertising and marketing materials in the United Kingdom are reviewed both by the FCA and the Advertising Standards Authority. We have in some cases been ordered to withdraw, amend or add disclosures to such materials, or have done so voluntarily in response to inquiries or complaints. In addition, on February 24, 2015, the FCA issued a consultation paper that, among other things, proposes a requirement that providers of high-cost short-term credit include a risk warning in all financial promotions. The FCA has requested comments on the proposals by May 6, 2015. Going forward, there can be no guarantee that we will be able to advertise and market our business in the United Kingdom or elsewhere in a manner we consider effective. Any inability to do so could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Our business in Australia has become less profitable due to compliance with new regulations there, and if our new product offering is not sustainable, this could require us to exit the Australian market.

In Australia we must comply with the responsible lending conduct obligations under the National Consumer Credit Protection Act (2010), which was amended in 2012. The amendment includes limitations on permissible fees and interest charged on certain consumer loans, including consumer loans made by us. We have altered the product we offer in Australia, and it is less profitable than the product previously offered. If the reduction in profitability is such that our product offering is not sustainable, we may need to exit Australia if the product cannot be further modified in a way that retains our profitability in that country.

Significant changes in international laws or regulations or a deterioration of the political, regulatory or economic environment of Australia, Canada, the United Kingdom, Brazil or China, or any other country in which we intend to begin operations, could affect our operations in these countries.

We offer or arrange online consumer loans to customers in Australia, Brazil, Canada, China and the United Kingdom. Australia and the United Kingdom have recently increased regulation of our industry as well as demonstrated an increasing interest in legislation or regulations that could further regulate or restrict the consumer loan products we offer. See the risk factors above for recent U.K. and Australian regulatory activity.

Significant changes in international laws or regulations or a deterioration of the political, regulatory or economic environment of Australia, Brazil, Canada, China or the United Kingdom could restrict our ability to sustain or expand our operations in these countries. Similarly, a significant change in laws, regulations or overall treatment (including an interpretation or application of such laws and regulations not anticipated when exploring or initiating business) or a deterioration of the political, regulatory or economic environment of any other country in which we may decide to explore business could also materially adversely affect our prospects and could restrict our ability to initiate a pilot program or develop a pilot program into full business operations.

We have previously ceased business in certain jurisdictions due to regulatory restrictions and, if we are forced to exit many key jurisdictions due to regulatory restrictions, it could adversely affect our business as a whole.

In the past we have ceased business in, restricted our operations in, or chosen not to begin business in, certain jurisdictions due to regulatory restrictions which render our operations impermissible, unprofitable or impractical. In addition, because we are in some cases subject to state/provincial and local regulation in addition to federal/national regulation, we may restrict or discontinue business in certain jurisdictions within countries where we are otherwise active. For example, as of December 31, 2014, we did not conduct business in 15 U.S. states or in the District of Columbia because we do not believe it is economically feasible to operate in those jurisdictions due to specific statutory or regulatory restrictions, such as interest rate ceilings or caps on the fees that may be charged.

The adoption of state regulatory measures cannot be predicted, but we expect that other states may propose or enact similar restrictions on our consumer loan products in the future, which could affect our operations in such states. Legislation or regulations targeting or otherwise directly affecting our products and services have been introduced or adopted in a number of states over the last few years, and we are currently monitoring proposed legislation or regulations in Alabama, Hawaii, Minnesota, Missouri, New Mexico, Rhode Island, Tennessee, Texas and Wisconsin. For more information, see “Regulation and Legal Proceedings—U.S. State Regulation.”

If we are forced to exit many key jurisdictions due to such concerns, we cannot guarantee that we will be able to find suitably attractive additional business opportunities elsewhere, which could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Regulators and payment processors are scrutinizing certain online lenders’ access to the Automated Clearing House system to disburse and collect loan proceeds and repayments, and any interruption or limitation on our ability to access this critical system would materially adversely affect our business.

When making loans in the United States, we use the ACH system to deposit loan proceeds into our customers’ bank accounts, and our business, including loans made through the CSO programs, depends on the ACH system to collect amounts due by withdrawing funds from our customers’ bank accounts when we have obtained authorization to do so from the customer. Our ACH transactions are processed by banks, and if these banks cease to provide ACH processing services, we would have to materially alter, or possibly discontinue, some or all of our business if alternative ACH processors are not available.

It has been reported that actions by the U.S. Department of Justice, or the Justice Department, the Federal Deposit Insurance Corporation, or the FDIC, and certain state regulators, referred to as Operation Choke Point, appear to be intended to discourage banks and ACH payment processors from providing access to the ACH system for certain short-term consumer loan providers that they believe are operating illegally, cutting off their access to the ACH system to either debit or credit customer accounts (or both). According to published reports, the Justice Department issued subpoenas to banks and payment processors and the FDIC and other regulators were reported to have used bank oversight examinations to discourage banks from providing access to the ACH system to certain online lenders. In August 2013, the Department of Financial Services of the State of New York, or the NYDFS, sent letters to approximately 35 online short-term consumer loan companies (which did not include us as we do not offer consumer loans in New York) demanding that they cease and desist offering illegal payday loans to New York consumers and also sent letters to over 100 banks, as well as the National Automated Clearing House Association, or NACHA (which oversees the ACH network), requesting that they work with the NYDFS to cut off ACH system access to New York customer accounts for illegal payday lenders. NACHA, in turn, requested that its participants review origination activity for these 35 online short-term consumer loan companies and advise NACHA whether it had terminated these lenders’ access to the ACH system or, if not, the basis for not doing so. NACHA also requested that participants review ACH origination activities related to other online loan companies and to terminate any ACH system access that would violate NACHA rules, which would include, according to NACHA, any authorizations to use the ACH system to pay illegal short-term consumer loans that are unenforceable under state law. Maryland’s Division of Financial Regulation has also been reported to have taken steps to stop banks in Maryland from processing illegal payday loans in its state, and the California Department of Business Oversight is reported to have similarly directed state-licensed banks and credit unions to monitor transactions with any unlicensed lenders.

This heightened regulatory scrutiny by the Justice Department, the FDIC and other regulators has caused banks and ACH payment processors to cease doing business with consumer lenders who are operating legally, without regard to whether those lenders are complying with applicable laws, simply to avoid the risk of heightened scrutiny or even litigation. In June 2014, Community Financial Services of America, a trade association representing short-term lenders and a major payday lender filed a lawsuit against three U.S. banking regulators, the Federal Reserve, the FDIC, the Office of the Comptroller of the Currency and the Comptroller of the Currency, alleging that the federal regulators are improperly causing banks to terminate business relationships with payday lenders. The complaint seeks a declaration that the agencies have acted wrongfully and seeks an injunction barring the agencies from certain actions or informally pressuring banks to terminate their relationship with payday lenders. The lawsuit says that Bank of America Corp., Capital Financial One Corp., Fifth Third Bancorp, J.P. Morgan Chase & Co. and many smaller banks have terminated their relationships with payday lenders.

Our access to the ACH system could be impaired as a result of this operation by regulators to cut off the ACH system to payday lenders or the NACHA rule amendments. The limited number of financial institutions we depend on may choose to discontinue providing ACH processing and similar services to us. If our access to the ACH system is impaired, we may find it difficult or impossible to continue some or all of our business, which could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows. If we are unable to maintain access to needed services on favorable terms, we would have to materially alter, or possibly discontinue, some or all of our business if alternative processors are not available.

In addition, NACHA has certain operating rules that govern the use of the ACH system. Amendments to the rules were adopted by NACHA’s members in August 2014 and will become effective on various dates in 2015 and 2016. These amendments will, among other things (1) establish certain ACH return rate levels, including an overall ACH return rate level of 15% of the originator’s debit entries (and if any of the specified return rate levels are exceeded, the origination practices and activities of the originator would be subject to a new preliminary inquiry process by NACHA), (2) enhance limitations on certain ACH reinitiation activities, (3) impose fees on certain unauthorized ACH returns and (4) allow for increased flexibility in how a NACHA rules violation investigation can be initiated, which does not change the rules enforcement process, but defines additional circumstances under which NACHA may initiate a risk investigation or rules enforcement proceeding based on the origination of unauthorized entries. The revised amendments provide clarification that certain industries deal with customers who are more likely to experience an insufficient funds scenario and that the review of an originator with returns in excess of certain of the specified thresholds would take into account the originator’s business model in conjunction with its ACH origination practices. As a result of these amendments, our access to the ACH system could be restricted, our ACH costs could increase and we may need to make changes to our business practices.

The failure to comply with debt collection regulations could subject us to fines and other liabilities, which could harm our reputation and business.

The FDCPA regulates persons who regularly collect or attempt to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. Many states impose additional requirements on debt collection communications, and some of those requirements may be more stringent than the federal requirements. Moreover, regulations governing debt collection are subject to changing interpretations that differ from jurisdiction to jurisdiction.

Non-U.S. jurisdictions also regulate debt collection. For example, in the United Kingdom, due to new rules under the CONC we have made adjustments to some of our business practices, including our collections processes, which could possibly result in lower collections on loans made by us and has resulted in a decrease in the number of new customers that we are able to approve. In addition, the concerns expressed to us by the OFT and the FCA relate in part to debt collection. We could be subject to fines, written orders or other penalties if we, or parties working on our behalf, are determined to have violated the FDCPA, the CONC or analogous state or international laws, which could have a material adverse effect on our reputation, business, prospects, results of operations, financial condition and cash flows.

We use lead providers and marketing affiliates to assist us in obtaining new customers, and if lead providers or marketing affiliates do not comply with an increasing number of applicable laws and regulations, or if our ability to use such lead providers or marketing affiliates is otherwise impaired, it could adversely affect our business.

We are dependent on third parties, referred to as lead providers (or lead generators) and marketing affiliates, as a source of new customers. Our marketing affiliates place our advertisements on their websites that direct potential customers to our websites. Generally, lead providers operate, and also work with their own marketing affiliates who operate, separate websites to attract prospective customers and then sell those “leads” to online lenders. As a result, the success of our business depends substantially on the willingness and ability of lead providers or marketing affiliates to provide us customer leads at acceptable prices.

If regulatory oversight of lead providers or marketing affiliates is increased, through the implementation of new laws or regulations or the interpretation of existing laws or regulations, our ability to use lead providers or marketing affiliates could be restricted or eliminated. For example, during 2013, the State of California began enforcing its short-term lending statute to require lead providers to be licensed in order to provide leads to licensed lenders. As a result, we have discontinued using lead providers to generate leads for short-term consumer loans in California. In April 2014, the Attorney General of the State of Illinois filed a lawsuit against a lead provider, alleging that the lead provider offered and arranged payday loans without a license. As a result, we discontinued the use of lead providers in Illinois. While these discontinuations did not have a material adverse effect on us, we expect that other states may propose or enact similar restrictions on lead providers and potentially on marketing affiliates in the future, and if other states adopt similar restrictions, our ability to use lead providers or marketing affiliates in those states would also be interrupted.

In addition, the CFPB has indicated its intention to examine compliance with federal laws and regulations by lead providers and to scrutinize the flow of non-public, private consumer information between lead providers and lead buyers, such as us. We also expect that the ongoing regulatory review of consumer lending in the United Kingdom may lead to increased restrictions on the operations and/or use of lead providers. On December 1, 2014, the FCA published a policy statement which set out its concerns about the practices of some credit brokers which charge upfront fees to consumers.  It also introduced new rules targeted at ensuring that key features of brokers’ relationships with consumers are transparent, which came into effect on January 2, 2015. In addition, in its February 24, 2015 final report regarding the payday industry, the CMA recommended that the FCA take steps to ensure that lead generators explain how they operate much more clearly to customers, including that lead generators be required to state that application details are referred to the lender that offers the lead generator the best commercial deal rather than to the lender that offers the most suitable loan for the customer’s needs. That same day, the FCA issued a consultation paper that invites comments regarding whether to retain or modify the rules on credit broking that were introduced on December 1, 2014 and whether to introduce additional rules. The FCA has requested comments by May 6, 2015.

Lead providers’ or marketing affiliates’ failure to comply with applicable laws or regulations, or any changes in laws or regulations applicable to lead providers or marketing affiliates’ or changes in the interpretation or implementation of such laws or regulations, could have an adverse effect on our business and could increase negative perceptions of our business and industry. Additionally, the use of lead providers and marketing affiliates could subject us to additional regulatory cost and expense. If our ability to use lead generators or marketing affiliates were to be impaired, our business, prospects, results of operations, financial condition and cash flows could be materially adversely affected.

The use of personal data used in credit underwriting is highly regulated.

In the United States the FCRA regulates the collection, dissemination and use of consumer information, including consumer credit information. Compliance with the FCRA and related laws and regulations concerning consumer reports has recently been under regulatory scrutiny. The FCRA requires us to provide a Notice of Adverse Action to a loan applicant when we deny an application for credit, which, among other things, informs the applicant of the action taken regarding the credit application and the specific reasons for the denial of credit. The FCRA also requires us to promptly update any credit information reported to a consumer reporting agency about a consumer and to allow a process by which consumers may inquire about credit information furnished by us to a consumer reporting agency. Historically, the FTC has played a key role in the implementation, oversight, enforcement and interpretation of the FCRA. Pursuant to the Dodd-Frank Act, the CFPB has primary supervisory, regulatory and enforcement authority of FCRA issues, although the FTC also retains its enforcement role regarding the FCRA but shares that role in many respects with the CFPB. The CFPB has taken a more active approach than the FTC, including with respect to regulation, enforcement and supervision of the FCRA. Changes in the regulation, enforcement or supervision of the FCRA may materially affect our business if new regulations or interpretations by the CFPB or the FTC require us to materially alter the manner in which we use personal data in our credit underwriting.

In the United Kingdom, we are also subject to the requirements of the Data Protection Act 1988, or the DPA, and are required to be fully registered as a data-controller under the DPA. We are also required to be certified under the European Union Safe Harbor provisions, which allow European Union data to be passed to non-European Union countries.

The oversight of the FCRA by both the CFPB and the FTC and any related investigation or enforcement activities or our failure to comply with the DPA may have a material adverse impact on our business, including our operations, our mode and manner of conducting business and our financial results.

Negative public perception of our business could cause demand for our products to significantly decrease.

In recent years, consumer advocacy groups and some media reports have advocated governmental action to prohibit or place severe restrictions on short-term and high-cost consumer loans. Such consumer advocacy groups and media reports generally focus on the annual percentage rate for this type of consumer loan, which is compared unfavorably to the interest typically charged by banks to consumers with top-tier credit histories. The fees and/or interest charged by us and others in the industry attract media publicity about the industry and can be perceived as controversial. If the negative characterization of these types of loans becomes increasingly accepted by consumers, demand for any or all of the consumer loan products that we offer could significantly decrease, which could materially affect our business, prospects, results of operations, financial condition and cash flows. Additionally, if the negative characterization of these types of loans is accepted by legislators and regulators, we could become subject to more restrictive laws and regulations applicable to short-term loans or other consumer loan products that we offer that could materially adversely affect our business, prospects, results of operations, financial condition and cash flows and could impair our ability to continue current operations.

In addition, our ability to attract and retain customers is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these matters—even if related to seemingly isolated incidents, or even if related to practices not specific to short-term loans, such as debt collection—could erode trust and confidence and damage our reputation among existing and potential customers, which could make it difficult for us to attract new customers and retain existing customers and could significantly decrease the demand for our products, could materially adversely affect our business, prospects, results of operations, financial condition and cash flows and could impair our ability to continue current operations.

Current and future litigation or regulatory proceedings could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

We have been and are currently subject to lawsuits (including purported class actions) that could cause us to incur substantial expenditures, generate adverse publicity and could significantly impair our business, force us to cease doing business in one or more jurisdictions or cause us to cease offering or alter one or more products. We are also likely to be subject to further litigation in the future. An adverse ruling in or a settlement of any current or future litigation against us or another lender could cause us to have to refund fees and/or interest collected, forego collection of the principal amount of loans, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate our operations in particular jurisdictions.

Defense of any lawsuit, even if successful, could require substantial time and attention of our management and could require the expenditure of significant amounts for legal fees and other related costs. We and others are also subject to regulatory proceedings, and we could suffer losses as a result of interpretations of applicable laws, rules and regulations in those regulatory proceedings, even if we are not a party to those proceedings. Any of these events could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows and could impair our ability to continue current operations.

Judicial decisions, CFPB rule-making or amendments to the Federal Arbitration Act could render the arbitration agreements we use illegal or unenforceable.

We include arbitration provisions in our consumer loan agreements. These provisions are designed to allow us to resolve any customer disputes through individual arbitration rather than in court and explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. Thus, our arbitration agreements, if enforced, have the effect of shielding us from class action liability. Our arbitration agreements do not generally have any impact on regulatory enforcement proceedings. We take the position that the arbitration provisions in our consumer loan agreements, including class action waivers, are valid and enforceable; however, the enforceability of arbitration provisions is often challenged in court. If those challenges are successful, our arbitration and class action waiver provisions could be unenforceable, which could subject us to additional litigation, including additional class action litigation.

In addition, the U.S. Congress has considered legislation that would generally limit or prohibit mandatory arbitration agreements in consumer contracts and has enacted legislation with such a prohibition with respect to certain mortgage loan agreements and also certain consumer loan agreements to members of the military on active duty and their dependents. Further, the Dodd-Frank Act directed the CFPB to study consumer arbitration and report to the U.S. Congress, and it authorized the CFPB to adopt rules limiting or prohibiting consumer arbitration, consistent with the results of its study. In March 2015, the CFPB released its final report on consumer arbitration that indicates it may propose rules that prohibit or limit the use of arbitration provisions in consumer loan agreements. Any rule adopted by the CFPB would apply to arbitration agreements entered into more than six months after the final rule becomes effective (and not to prior arbitration agreements).

Any judicial decisions, legislation or other rules or regulations that impair our ability to enter into and enforce consumer arbitration agreements and class action waivers could significantly increase our exposure to class action litigation as well as litigation in plaintiff-friendly jurisdictions, which would be costly and could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

The failure of third parties who provide products, services or support to us to maintain their products, services or support could disrupt our operations or result in a loss of revenue.

A portion of our short-term consumer loan and installment loan revenue depends in part on the willingness and ability of unaffiliated third-party lenders, through the CSO programs, to make loans to customers. We also utilize many other third parties to provide services to facilitate lending, loan underwriting and payment processing in our online lending consumer channels. In addition, we rely on third party lenders in connection with our pilot programs that we recently launched in Brazil and China. The loss of the relationship with any of these third parties, and an inability to replace them or the failure of these third parties to maintain quality and consistency in their programs or services or to have the ability to provide their products and services, could cause us to lose customers and substantially decrease the revenue and earnings of our business. Our revenue and earnings could also be adversely affected if any of those third-party providers make material changes to the products or services that we rely on. We also use third parties to support and maintain certain of our communication systems and information systems. If a third-party provider fails to provide its products or services, makes material changes to such products and services, does not maintain its quality and consistency or fails to have the ability to provide its products and services, our operations could be disrupted. Any of these events could result in a loss of revenue and could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Our business depends on the uninterrupted operation of our systems and business functions, including our information technology and other business systems, as well as the ability of such systems to support compliance with applicable legal and regulatory requirements.

Our business is highly dependent upon our employees’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as internet support, call center activities, and processing and servicing of our loans. A shut-down of or inability to access the facilities in which our internet operations and other technology infrastructure are based, such as a power outage, a failure of one or more of our information technology, telecommunications or other systems, or sustained or repeated disruptions of such systems could significantly impair our ability to perform such functions on a timely basis and could result in a deterioration of our ability to underwrite, approve and process loans, provide customer service, perform collections activities, or perform other necessary business functions. Any such interruption could have a materially adverse effect on our business, prospects, results of operations, financial condition and cash flows.

In addition, our systems and those of third parties on whom we rely must consistently be capable of compliance with applicable legal and regulatory requirements and timely modification to comply with new or amended requirements. For example, we believe that the federal Military Lending Act compliance issues involved in the CFPB’s Consent Order were related in part to system errors. Any such systems problems going forward could have a material adverse effect on our business, prospects, results of operations, financial conditions and cash flows and could impair or prohibit our ability to continue current operations.

Decreased demand for our products and specialty financial services and our failure to adapt to such decrease could result in a loss of revenue and could have a material adverse effect on us.

The demand for a particular product or service may decrease due to a variety of factors, such as regulatory restrictions that reduce customer access to particular products, the availability of competing or alternative products or changes in customers’ financial conditions. Should we fail to adapt to a significant change in our customers’ demand for, or access to, our products, our revenue could decrease significantly. Even if we make adaptations or introduce new products to fulfill customer demand, customers may resist or may reject products whose adaptations make them less attractive or less available. In any event, the effect of any product change on the results of our business may not be fully ascertainable until the change has been in effect for some time. In particular, we have changed, and will continue to change, some of our operations and the products we offer. Any of these events could result in a loss of revenue and could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Potential union activities could have an adverse effect on our relationship with our workforce.

None of our employees are currently covered by a collective bargaining agreement or represented by an employee union. Occasionally we experience union organizing activities. In addition, on April 14, 2015, the National Labor Relations Board’s new representation election rules become effective, which may make it easier for unions to organize. If our employees become represented by an employee union or become subject to a collective bargaining agreement, it may make it more difficult for us to manage our business and to attract and retain new employees and may increase our cost of doing business. Having our employees become represented by an employee union, having a collective bargaining agreement or having additional requirements related to our employees imposed on us could result in work stoppages and higher employee costs and could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows and could impair our ability to continue current operations.

If our allowance for losses and liability for estimated losses on third-party lender-owned consumer loans is not adequate to absorb losses or if we do not successfully manage our credit risk for unsecured loans, our business, prospects, results of operations, financial condition and cash flows may be adversely affected.

As more fully described under Note 2 to our consolidated financial statements for the year ended December 31, 2014 included in Part II, Item 8, Financial Statements and Supplementary Data in this report, we utilize a variety of underwriting criteria, monitor the performance of our loan portfolios and maintain either an allowance or liability for estimated losses on loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the receivables portfolio and expected losses from loans guaranteed under the CSO programs. The allowance deducted from the carrying value of consumer loans was $64.9 million at December 31, 2014, and the liability for estimated losses on third-party lender-owned consumer loans was $1.6 million at December 31, 2014. These reserves are estimates, and if actual loan losses are materially greater than our reserves, our results of operations and financial condition could be adversely affected. In addition, if we do not successfully manage credit risk for our unsecured loans through our loan underwriting, we could incur substantial credit losses due to customers being unable to repay their loans. Any failure to manage credit risk could materially adversely affect our business, prospects, results of operations, financial condition and cash flows.

We are subject to impairment risk.

At December 31, 2014, we had goodwill totaling $255.9 million on our consolidated balance sheets, all of which represents assets capitalized in connection with acquisitions and business combinations. Accounting for goodwill requires significant management estimates and judgment. Events may occur in the future, and we may not realize the value of our goodwill. Management performs periodic reviews of the carrying values of our goodwill to determine whether events and circumstances indicate that impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill or an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the goodwill or intangible asset would occur, resulting in a non-cash charge, which could adversely affect our results of operations and could also lead to our inability to comply with certain covenants in our financing documents, which could cause a default under those agreements.

We are subject to anticorruption laws including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, anti-money laundering laws and economic sanctions laws, and our failure to comply therewith, particularly as we continue to expand internationally, could result in penalties that could harm our reputation and have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Anticorruption Laws. We are subject to the FCPA, which generally prohibits companies and their agents or intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Although we have policies and procedures designed to ensure that we, our employees, agents and intermediaries comply with the FCPA and other anticorruption laws, such policies or procedures may not work effectively all of the time or protect us against liability for actions taken by our employees, agents and intermediaries with respect to our business or any businesses that we may acquire. In the event that we believe, or have reason to believe, that our employees, agents or intermediaries have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have a third party investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Our continued operation and expansion outside the United States could increase the risk of such violations in the future.

We are subject to other anti-corruption laws, such as the Bribery Act, which prohibit the giving or receiving of a bribe to any person, including but not limited to public officials, and make failing to prevent bribery by relevant commercial organizations a criminal offense. This offense applies when any person associated with the organization offers or accepts bribes anywhere in the world intending to obtain or retain a business advantage for the organization or in the conduct of business. The Bribery Act is applicable to businesses that operate in the United Kingdom such as us. The Bribery Act is broader in scope than the FCPA in that it directly addresses commercial bribery in addition to bribery of government officials and it does not allow certain exceptions, notably facilitation payments that are permitted by the FCPA.

Other countries in which we operate, including Australia, Canada, China and Brazil, and other countries where we intend to operate also have anticorruption laws, which we are or will be subject to.

If we are not in compliance with the FCPA, the Bribery Act and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse effect on our business, reputation, results of operations and financial condition. Any investigation of any potential violations of the FCPA, the Bribery Act or other anticorruption laws by U.S. or foreign authorities could harm our reputation and could have a material adverse effect on our business, reputation, prospects, results of operations, financial condition and cash flows.

Anti–Money Laundering Laws. We are also subject to anti-money laundering laws and related compliance obligations in the United States and other jurisdictions in which we do business. In the United States, the USA PATRIOT Act and the Bank Secrecy Act require us to maintain an anti-money laundering compliance program covering certain of our business activities. The program must include: (1) the development of internal policies, procedures and controls; (2) designation of a compliance officer; (3) an ongoing employee training program; and (4) an independent audit function to test the program. Furthermore, certain of our subsidiaries are registered as money services businesses with the U.S. Treasury Department and must re-register with the Financial Crimes Enforcement Network, or FinCEN, at least every two years. If we are not in compliance with U.S. or other anti-money laundering laws, we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse effect on our business, results of operations, financial condition and cash flows. Any investigation of any potential violations of anti-money laundering laws by U.S. or international authorities could harm our reputation and could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows. In the United Kingdom, we are also subject to specific anti-money laundering and counter terrorist financing requirements that require us to develop and maintain anti-money laundering and counter terrorist financing policies and procedures, including reporting suspicious activity to the Serious Organised Crime Agency pursuant to the Proceeds of Crime Act 2002 and the Terrorism Act 2000.

In Australia, we are also subject to specific anti-money laundering and counter terrorist financing requirements that require us to develop and maintain anti-money laundering and counter terrorist financing policies and procedures, including: (i) the appointment of a compliance officer; (ii) regular review to identify significant changes in money laundering/terrorist financing risk; (iii) regular independent review; (iv) reporting suspicious matters to the Australian Transaction Reports and Analysis Centre, or the AUSTRAC; and (v) consideration of AUSTRAC feedback.

Economic Sanctions Laws. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. In particular, the United States prohibits U.S. persons from engaging with individuals and entities identified as “Specially Designated Nationals,” such as terrorists and narcotics traffickers. These prohibitions are administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, or OFAC. OFAC rules prohibit U.S. persons from engaging in financial transactions with or relating to the prohibited individual, entity or country, require the blocking of assets in which the individual, entity or country has an interest. Blocked assets (e.g., property or bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Other countries in which we operate also maintain economic and financial sanctions regimes. In the event that we believe, or have reason to believe, that our employees, agents or intermediaries have or may have violated applicable laws or regulations, we may be required to investigate or have a third party investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. If we are not in compliance with OFAC regulations and other economic and financial sanctions regulations, we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse effect on our business, prospects, results of operations, financial condition and cash flows. Any investigation of any potential violations of OFAC regulations or other economic sanctions by U.S. or foreign authorities could harm our reputation and could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Our continued international expansion could increase the risk of violations of FCPA, the Bribery Act, anti-money laundering laws, OFAC regulations, or similar applicable laws and regulations in the future.

Increased competition from banks, credit card companies, other consumer lenders, and other entities offering similar financial products and services could adversely affect our business, prospects, results of operations, financial condition and cash flows.

We have many competitors. Our principal competitors are consumer loan companies, CSOs, online lenders, credit card companies, consumer finance companies, pawnshops and other financial institutions that offer similar financial services. Many other financial institutions or other businesses that do not now offer products or services directed toward our traditional customer base, many of whom may be much larger than us, could begin doing so. Significant increases in the number and size of competitors for our business could result in a decrease in the number of loans that we fund, resulting in lower levels of revenue and earnings in these categories.

Competitors of our business may operate, or begin to operate, under business models less focused on legal and regulatory compliance, which could put us at a competitive disadvantage. Some of our U.S. competitors operate using other business models, including a “single-state model” where the lender is generally licensed in one state and follows only the laws and regulations of that state regardless of the state in which the customer resides and a “tribal model” where the lender follows the laws of a Native American tribe regardless of the state in which the customer resides. Competitors using these models may be able to lend in jurisdictions where we do not and may have higher revenue per customer and significantly less burdensome compliance requirements, among other advantages. Additionally, negative perceptions about these models could cause legislators or regulators to pursue additional industry restrictions that could affect the business model under which we operate. To the extent that these models or other new lending models gain acceptance among consumers, small businesses and investors or that they face less onerous regulatory restrictions than we do, we may be unable to replicate their business practices or otherwise compete with them effectively, which could cause demand for our products to decline substantially. We may be unable to compete successfully against any or all of our current or future competitors. As a result, we could lose market share and our revenue could decline, thereby affecting our ability to generate sufficient cash flow to service our indebtedness and fund our operations. Any such changes in our competition could materially adversely affect our business, prospects, results of operations, financial condition and cash flows.

Our success is dependent, in part, upon our officers, and if we are not able to attract and retain qualified officers, our business could be materially adversely affected.

Our success depends, in part, on our officers, which are a relatively small group of individuals. Many members of the senior management team have significant industry experience, and we believe that our senior management would be difficult to replace, if necessary. Because the market for qualified individuals is highly competitive, we may not be able to attract and retain qualified officers or candidates. In addition, increasing regulations on and negative publicity about the consumer financial services industry could affect our ability to attract and retain qualified officers. If we are unable to attract or retain qualified officers, it could materially adversely affect our business.

Our international operations subject us to foreign exchange risk.

We are subject to the risk of unexpected changes in foreign currency exchange rates by virtue of our loans to residents of Australia, Brazil, Canada, China and the United Kingdom. In 2014, 41.4% of our total revenue was derived from our international operations. Our results of operations and certain of our intercompany balances associated with our Australia, Brazil, Canada, China and United Kingdom businesses are denominated in their respective currencies and are, as a result, exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, gross profit and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances.

A sustained deterioration in the economy could reduce demand for our products and services and result in reduced earnings.

A sustained deterioration in the economy could cause deterioration in the performance of our loan portfolios. An economic slowdown could result in a decreased number of loans being made to customers due to higher unemployment or an increase in loan defaults in our loan products. During an economic slowdown, we could be required to tighten our underwriting standards, which would likely reduce loan balances, and we could face more difficulty in collecting defaulted loans, which could lead to an increase in loan losses.

We may be unable to protect our proprietary technology and analytics or keep up with that of our competitors.

The success of our business depends to a significant degree upon the protection of our software, fraud defenses, underwriting algorithms and other proprietary intellectual property rights. We may be unable to deter misappropriation of our proprietary information, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. In addition, competitors could, without violating our proprietary rights, develop technologies that are as good as or better than our technology. Our failure to protect our software and other proprietary intellectual property rights or to develop technologies that are as good as our competitors’ could put us at a disadvantage relative to our competitors. Any such failures could have a material adverse effect on our business.

We may be subject to intellectual property disputes, which are costly to defend and could harm our business and operating results.

From time to time, we face, and we expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents or other intellectual property rights of third parties, including from our competitors or non-practicing entities. Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering certain products or product features, acquire licenses, which may not be available at a commercially reasonable price or at all, or modify our products, product features, processes or websites while we develop non-infringing substitutes.

In addition, we use open source software in our technology platform and plan to use open source software in the future. From time to time, we may face claims from parties claiming ownership of, or demanding release of, the source code, potentially including our valuable proprietary code, or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our platform, any of which could have a negative effect on our business and operating results.

We are subject to cyber security risks and security breaches and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.

Our business involves the storage and transmission of consumers’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. We are entirely dependent on the secure operation of our websites and systems as well as the operation of the internet generally. While we have incurred no material cyber-attacks or security breaches to date, a number of other companies have disclosed cyber-attacks and security breaches, some of which have involved intentional attacks. Attacks may be targeted at us, our customers, or both. Although we devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us and our customers, our security measures may not provide absolute security. Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including third parties outside the company such as persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. These risks may increase in the future as we continue to increase our mobile and other internet-based product offerings and expand our internal usage of web-based products and applications or expand into new countries. If an actual or perceived breach of security occurs, customer and/or supplier perception of the effectiveness of our security measures could be harmed and could result in the loss of customers, suppliers or both. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.

A successful penetration or circumvention of the security of our systems could cause serious negative consequences, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or systems or those of our customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us. In addition, our applicants provide personal information, including bank account information when applying for loans. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer bank account and other personal information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Data breaches can also occur as a result of non-technical issues.

Our servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, including “denial-of-service” type attacks. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach of our systems or by persons with whom we have commercial relationships that result in the unauthorized release of consumers’ personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability. In addition, many of the third parties who provide products, services or support to us could also experience any of the above cyber risks or security breaches, which could impact our customers and our business and could result in a loss of customers, suppliers or revenue.

Any of these events could result in a loss of revenue and could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

If internet search engine providers change their methodologies for organic rankings or paid search results, or our organic rankings or paid search results decline for other reasons, our new customer growth or volume from returning customers could decline.

Our new customer acquisition marketing and our returning customer relationship management is partly dependent on search engines such as Google, Bing and Yahoo! to direct a significant amount of traffic to our desktop and mobile websites via organic ranking and paid search advertising. Our competitors’ paid search activities, pay per click or search engine marketing may result in their sites receiving higher paid search results than ours and significantly increasing the cost of such advertising for us.

Our paid search activities may not produce (and in the past have not always produced) the desired results. Internet search engines often revise their methodologies, which could adversely affect our organic rankings or paid search results, resulting in a decline in our new customer growth or existing customer retention; difficulty for our customers in using our web and mobile sites; more successful organic rankings, paid search results or tactical execution efforts for our competitors than for us; a slowdown in overall growth in our customer base and the loss of existing customers; and higher costs for acquiring returning customers, which could adversely impact our business. In addition, search engines could implement policies that restrict the ability of consumer finance companies such as us to advertise their services and products, which could preclude companies in our industry from appearing in a favorable location or any location in the organic rankings or paid search results when certain search terms are used by the consumer. Our online marketing efforts are also susceptible to actions by third parties that negatively impact our search results such as spam link attacks, which are often referred to as “black hat” tactics. Our sites have experienced meaningful fluctuations in organic rankings and paid search results in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of consumers directed to our web and mobile sites could harm our business and operating results.

Our operations could be subject to natural disasters and other business disruptions, which could adversely impact our future revenue and financial condition and increase our costs and expenses.

Our services and operations are vulnerable to damage or interruption from tornadoes, hurricanes, earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors and similar events. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, war, civil unrest, violence or human error could cause disruptions to our business or the economy as a whole. Any of these events could cause consumer confidence to decrease, which could result in a decreased number of loans being made to customers. Any of these occurrences could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Failure to keep up with the rapid changes in e-commerce and the uses and regulation of the internet could harm our business.

The business of providing products and services such as ours over the internet is dynamic and relatively new. We must keep pace with rapid technological change, consumer use habits, internet security risks, risks of system failure or inadequacy, and governmental regulation and taxation, and each of these factors could adversely impact our business. In addition, concerns about fraud, computer security and privacy and/or other problems may discourage additional consumers from adopting or continuing to use the internet as a medium of commerce. In countries such as the United States and the United Kingdom, where e-commerce generally has been available for some time and the level of market penetration of our online financial services is relatively high, acquiring new customers for our services may be more difficult and costly than it has been in the past. In order to expand our customer base, we must appeal to and acquire consumers who historically have used traditional means of commerce to conduct their financial services transactions. If these consumers prove to be less profitable than our previous customers, and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new customers, our business could be adversely impacted.

Our business is subject to complex and evolving U.S. and international laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

Our business is subject to a variety of laws and regulations in the United States and internationally that involve user privacy issues, data protection, advertising, marketing, disclosures, distribution, electronic contracts and other communications, consumer protection and online payment services. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. In addition, international data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. U.S. federal and state and international laws and regulations, which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and the U.S. government, including the FTC and the Department of Commerce, has announced that it is reviewing the need for greater regulation of the collection of information concerning consumer behavior on the internet, including regulation aimed at restricting certain targeted advertising practices. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving e-commerce industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current or past policies and practices. A number of proposals are pending before federal, state, and international legislative and regulatory bodies that could significantly affect our business. For example, the European Commission is currently considering a data protection regulation that may include operational requirements for companies that receive personal data that are different than those currently in place in the European Union, and that may also include significant penalties for non-compliance. Similarly, there have been a number of recent legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas such as privacy. In addition, some countries are considering legislation requiring local storage and processing of data that, if enacted, would increase the cost and complexity of delivering our services. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, the expansion into new markets, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including demands that we modify or cease existing business practices or pay fines, penalties or other damages.

Growth may place significant demands on our management and our infrastructure and could be costly.

We have experienced substantial growth in our business. This growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. Expanding our products or entering into new jurisdictions with new or existing products can be costly and require significant management time and attention. Additionally, as our operations grow in size, scope and complexity and our product offerings increase, we will need to enhance and upgrade our systems and infrastructure to offer an increasing number of enhanced solutions, features and functionality. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Continued growth could also strain our ability to maintain reliable service levels for our customers, develop and improve our operational, financial and management controls, develop and enhance our legal and compliance controls and processes, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel. Competition for these personnel is intense and is particularly intense for technology and analytics professionals. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources or more attractive compensation mixes than we have had. Managing our growth will require significant expenditures and allocation of valuable management resources. Failure to achieve the necessary level of efficiency in our organization as it grows could materially adversely affect our business, prospects, results of operations, financial condition and cash flows and could impair our ability to continue current operations.

New top level domain names may allow the entrance of new competitors or dilution of our brands, which may reduce the value of our domain name assets.

We have invested heavily in promoting our brands, including our website addresses. The Internet Corporation for Assigned Names and Numbers, the entity responsible for administering internet protocol addresses, has introduced, and has proposed the introduction of, additional new domain name suffixes in different formats, many of which may be more attractive than the formats held by us and which may allow the entrance of new competitors at limited cost. It may also permit other operators to register websites with addresses similar to ours, causing customer confusion and dilution of our brands, which could materially adversely affect our business, prospects, results of operations, financial condition and cash flows. Any defensive domain registration strategy or attempts to protect our trademarks or brands could become a large and recurring expense and may not be successful.

Future acquisitions could disrupt our business and harm our financial condition and operating results.

Our success will depend, in part, on our ability to expand our product and service offerings and markets and grow our business in response to changing customer demands, regulatory environments, technologies and competitive pressures. In some circumstances, we may expand our offerings through the acquisition of complementary businesses, solutions or technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. Furthermore, even if we successfully complete an acquisition, we may not be able to successfully assimilate and integrate the business, technologies, solutions, personnel or operations of the business that we acquire, particularly if key personnel of an acquired company decide not to work for us. In addition, we may issue equity securities to complete an acquisition, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock. Acquisitions may also involve the entry into geographic or business markets in which we have little or no prior experience or may expose us to additional material liabilities. Consequently, we may not achieve anticipated benefits of the acquisitions, which could harm our operating results.

We may incur property, casualty or other losses not covered by insurance.

We maintain a program of insurance coverage for various types of property, casualty and other risks. The types and amounts of insurance that we obtain will vary from time to time, depending on availability, cost and management’s decisions with respect to risk retention. The policies are subject to deductibles and exclusions that could result in our retention of a level of risk on a self-insurance basis. Losses not covered by insurance could be substantial and may increase our expenses, which could harm our results of operations and financial condition.

The preparation of our financial statements and certain tax positions taken by us require the judgment of management, and we could be subject to risks associated with these judgments or could be adversely affected by the implementation of new, or changes in the interpretation of existing, accounting principles, financial reporting requirements or tax rules.

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. In addition, management’s judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Management’s judgment is also required in evaluating whether tax benefits meet the more-likely-than-not threshold for recognition under Accounting Standards Codification 740-10-25, Income Taxes . Upon audit, if the ultimate determination of the taxes owed by us is for an amount in excess of amounts previously accrued, we could be required to make certain additional tax payments, which could materially adversely affect our results of operations and cash flows.

In addition, we prepare our financial statements in accordance with GAAP and its interpretations are subject to change over time. If new rules or interpretations of existing rules require us to change our financial reporting, our results of operations and financial condition could be materially adversely affected, and we could be required to restate historical financial reporting.

Our U.S. short-term loan business is seasonal in nature, which causes our revenue and earnings to fluctuate.

Our U.S. short-term loan business is affected by fluctuating demand for our products and services and fluctuating collection rates throughout the year. Demand for our short-term consumer loan products in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Typically, our cost of revenue for our short-term consumer loan products in the United States, which represents our loan loss provision, is lowest as a percentage of revenue in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds, and increases as a percentage of revenue for the remainder of each year. This seasonality requires us to manage our cash flows over the course of the year. If our revenue or collections were to fall substantially below what we would normally expect during certain periods, our ability to service debt and meet our other liquidity requirements may be adversely affected, which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Risks Related to the Separation and the Distribution

We may be responsible for U.S. federal and state income tax liabilities that relate to the distribution.

Prior to the distribution, Cash America received a private letter ruling from the IRS, or the IRS Ruling, to the effect that the retention by Cash America of up to 20% of Enova’s stock will not be in pursuant to a plan having as one of its principal purposes the avoidance of U.S. federal income tax within the meaning of Section 355(a)(1)(D)(ii) of the Internal Revenue Code, or the Code. Notwithstanding the IRS Ruling, the IRS could determine on audit that the retention of the Enova stock was in pursuant to a plan having as one of its principal purposes the avoidance of U.S. federal income tax if it determines that any of the facts, assumptions, representations or undertakings that we or Cash America have made or provided to the IRS are not correct. If the retention was in pursuant to a plan having as one of its principal purposes the avoidance of U.S. federal income tax, then the distribution could ultimately be determined to be taxable, and Cash America would recognize gain in an amount equal to the excess of the fair market value of shares of our common stock distributed to Cash America shareholders on the distribution date over Cash America’s tax basis in such shares of our common stock. Moreover, Cash America could incur significant U.S. federal and state income tax liabilities if it is ultimately determined that certain internal transactions undertaken in anticipation of the distribution are taxable. Under U.S. Treasury regulations each member of the Cash America consolidated group at the time of the distribution (including us and our subsidiaries) would be severally liable for the entire amount of any resulting U.S. federal income tax liability.

Cash America has also received an opinion of tax counsel that the distribution will be treated as a transaction that is tax-free for U.S. federal income tax purposes under Section 355(a) of the Code. An opinion of tax counsel is not binding on the IRS. Accordingly, the IRS may reach conclusions with respect to the distribution that are different from the conclusions reached in the opinion. Like the IRS Ruling, the opinion is based on certain factual statements and representations, which, if incomplete or untrue in any material respect, could alter tax counsel’s conclusions. If, notwithstanding the receipt of the IRS Ruling and the opinion of tax counsel, the IRS were to determine the distribution to be taxable, Cash America would recognize a substantial tax liability.

The Tax Matters Agreement that we entered into in connection with the separation and distribution allocates the responsibility for taxes for periods prior to the distribution among Cash America and us. For periods prior to the distribution, generally we are required to reimburse Cash America with respect to any U.S. federal, state or local or international income taxes reportable on returns that include us that are attributable to us. We are responsible for filing and paying all U.S. federal, state or local or international income taxes that are reportable on returns that only include us. We and Cash America are responsible for certain non-income taxes, such as property, excise, sales and use taxes, attributable to each company and its respective subsidiaries.

Under the Tax Matters Agreement, we are generally required to indemnify Cash America against any tax resulting from the distribution to the extent that such tax resulted from (i) an acquisition of all or a portion of our stock or assets, whether by merger or otherwise, (ii) other actions or failures to act by us or (iii) any of our representations or undertakings being incorrect. For a more detailed discussion, see “Certain Relationships and Related Transactions, and Director Independence—Agreements Between Us and Cash America—Tax Matters Agreement” in Part III, Item 13 of this report. Our indemnification obligations to Cash America and its officers and directors are not limited by any maximum amount. If we are required to indemnify Cash America or such other persons under the circumstances set forth in the Tax Matters Agreement, we may be subject to substantial liabilities.

We may not realize the potential benefits from our separation from Cash America, and our historical and pro forma consolidated financial information is not necessarily indicative of our future prospects. We may be unable to achieve some or all of the benefits that we expect to achieve as an independent, publicly traded company.

We may not realize the potential benefits we expect from our separation from Cash America. In addition, we will incur significant costs, including those described below, which may exceed our estimates, and we will incur some negative effects from our separation from Cash America, including loss of access to some of the financial, managerial and professional resources from which we have benefited in the past.

The historical consolidated financial information included in this report for periods prior to consummation of the separation and distribution may not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during the periods presented or those that we will achieve in the future. The costs and expenses reflected in such historical consolidated financial information for periods prior to the separation and distribution include an allocation for certain corporate functions historically provided by Cash America, including executive oversight, insurance and risk management, government relations, internal audit, treasury, licensing, and to a limited extent finance, accounting, tax, legal, human resources, compensation and benefits, compliance and support for certain information systems related to financial reporting that may be different from the comparable expenses that we would have incurred had we operated as a stand-alone company. We have not adjusted our historical consolidated financial information for periods prior to the separation and distribution to reflect changes that will occur in our cost structure and operations as a result of our transition to becoming a stand-alone public company, including changes in our employee base, potential increased costs associated with reduced economies of scale and increased costs associated with SEC reporting and the NYSE requirements. Therefore, our historical consolidated financial information for periods prior to the separation and distribution may not necessarily be indicative of what our financial position, results of operations or cash flows will be in the future. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes to those statements included elsewhere in this report.

The one-time and ongoing costs of the distribution may be greater than we expected.

We are incurring costs in connection with our transition to being a stand-alone public company that relate primarily to accounting, tax, legal and other professional costs; compensation, such as modifications to certain incentive awards upon completion of the distribution; recruiting and relocation costs associated with hiring additional senior management personnel; and costs to separate assets and information systems. In addition, we have already incurred costs of approximately $16.3 million in connection with obtaining independent financing that we will need in order to operate as a separate stand-alone company. These costs may be greater than anticipated and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have no history operating as an independent public company. We will incur significant costs to create the corporate infrastructure necessary to operate as an independent public company and meet our legal and regulatory compliance requirements. We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company and meet our legal and regulatory compliance requirements.

We have historically used Cash America’s corporate infrastructure to support some of our business functions, including services related to executive oversight, insurance and risk management, government relations, internal audit, treasury, licensing, and to a limited extent finance, accounting, tax, legal, human resources, compensation and benefits, compliance and support for certain information systems related to financial reporting. The expenses related to establishing and maintaining this infrastructure were spread among all of Cash America’s businesses. Following the separation and after the expiration of the transition arrangements described below, we will no longer have access to Cash America’s infrastructure, and we will need to establish our own. We have begun incurring costs to establish the necessary infrastructure and expect to continue to incur such costs.

Cash America is only contractually obligated to provide to us those transition services specified in the Transition Services Agreement and the other agreements we entered into with Cash America in connection with the separation and the distribution. The expiration date of the Transition Services Agreement varies by service provided, but generally is no longer than 12 months from the distribution date. See “Certain Relationships and Related Transactions, and Director Independence—Agreements Between Us and Cash America—Transition Services Agreement” in Part III, Item 13 of this report for a description of the terms of the Transition Services Agreement. We may be unable to replace in a timely manner or on comparable terms the services or other benefits that Cash America previously provided to us. Upon the expiration of the Transition Services Agreement or other agreements, many of the services that are covered in such agreements will be provided internally or by unaffiliated third parties. We expect that, in some instances, we will incur higher costs to obtain such services than we incurred prior to the separation and the distribution or under the terms of such agreements. If Cash America does not effectively perform the services that are called for under the Transition Services Agreement and other agreements, we may not be able to operate our business effectively, and our profitability may decline. After the expiration of the Transition Services Agreement and the other agreements, we may be unable to replace the services specified in such agreements in a timely manner or on comparable terms.

Furthermore, as discussed under “—Risks Related to Our Business and Industry” under the captions “— Our business is highly regulated, and if we fail to comply with applicable laws, regulations, rules and guidance, our business could be adversely affected ,” “— The consumer lending industry continues to be targeted by new laws or regulations in many jurisdictions that could restrict the short-term consumer lending products and services we offer, impose additional compliance costs on us, render our current operations unprofitable or even prohibit our current operations ,” “— We are subject to a Consent Order issued by the Consumer Financial Protection Bureau, and any noncompliance would materially adversely affect our business “ and “— The United Kingdom has imposed, and continues to impose, increased regulation of the short-term high-cost credit industry with the stated expectation that some firms will exit the market ,” we face significant ongoing legal and regulatory compliance requirements arising from the heavily regulated industry in which we operate, which continues to be targeted by legislators and regulators, and also from compliance with enforcement actions, orders and agreements issued by applicable regulators, such as the November 2013 Consent Order issued by the CFPB. In particular, the Consent Order requires us to allocate resources to ensure that we have a compliance function that is commensurate with our size, complexity, product lines, and business operations to ensure the implementation of an adequate compliance program, including appropriate staffing levels with qualified and experienced personnel. If, as a stand-alone company, we are unable to maintain these resources in a timely manner or on comparable terms, we may face an increased risk of noncompliance with the Consent Order and other regulatory requirements or additional enforcement actions. These risks could have a material adverse impact on our business, prospects, results of operations, financial condition and could prohibit or directly or indirectly impair our ability to continue current operations.

In connection with our separation from Cash America, we and Cash America have agreed to indemnify each other for certain liabilities. If we are required to act on these indemnities to Cash America, we may need to divert cash to meet those obligations, and Cash America’s indemnity could be insufficient or Cash America could be unable to satisfy its indemnification obligations.

Pursuant to the Separation and Distribution Agreement and other agreements with Cash America, Cash America agreed to indemnify us for certain liabilities related to tax, regulatory, litigation or other liabilities, and we agreed to indemnify Cash America for certain similar liabilities, in each case for uncapped amounts, as discussed further in “Certain Relationships and Related Transactions, and Director Independence—Agreements Between Us and Cash America—Separation and Distribution Agreement” of Part III, Item 13 of this report. Indemnities that we may be required to provide Cash America are not subject to any cap, may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature of the distribution. Third parties could also seek to hold us responsible for any of the liabilities that Cash America has agreed to retain. Further, the indemnity from Cash America could be insufficient to protect us against the full amount of such liabilities, or Cash America may be unable to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Cash America any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves and could suffer reputational risks if the losses are related to regulatory, litigation or other matters. Each of these risks could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, will be expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.

We have historically operated as a subsidiary of Cash America and have not been subject to financial and other reporting and corporate governance requirements of a stand-alone public company. As a stand-alone public company, we are required to file annual, quarterly and other reports with the SEC. We will need to prepare and timely file financial statements that comply with SEC reporting requirements. We are also subject to other reporting and corporate governance requirements under the listing standards of the NYSE and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which could impose significant new compliance costs and obligations upon us. The changes necessitated by becoming a stand-alone public company require a commitment of additional resources and management oversight which will increase our operating costs. These changes also place significant additional demands on our finance, accounting and legal staff and on our financial accounting and information systems. Other expenses associated with being a stand-alone public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a stand-alone public company, we are required, among other things, to:

prepare and file periodic and current reports, and distribute other stockholder communications, in compliance with the federal securities laws and the NYSE;

define and expand the roles and the duties of our Board of Directors and its committees;

institute comprehensive investor relations and internal audit functions and continue to enhance our compliance function; and

subject to applicable phase-in requirements, evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with rules and regulations of the SEC and the Public Company Accounting Oversight Board.

In particular, beginning with the year ending December 31, 2015, we will be required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, beginning with the year ending December 31, 2015. In addition we are required under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to maintain disclosure controls and procedures and internal control over financial reporting. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting (at such time as it is required to do so), investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common stock. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities.

We are unable to take certain actions because such actions could jeopardize the tax-free status of the distribution, and such restrictions could be significant.

The Tax Matters Agreement prohibits us from taking actions that could reasonably be expected to cause the distribution to be taxable or to jeopardize the conclusions of the IRS Ruling or opinions of counsel received by us or Cash America. In particular, for two years after the distribution, we may not:

•

enter into any agreement, understanding or arrangement or engage in any substantial negotiations with respect to any transaction involving the acquisition, issuance, repurchase or change of ownership of our capital stock, or options or other rights in respect of our capital stock, subject to certain exceptions relating to employee compensation arrangements and open market stock repurchases;

•	cease the active conduct of our business; or
•	voluntarily dissolve, liquidate, merge or consolidate with any other person, unless we survive and the transaction otherwise complies with the restrictions in the Tax Matters Agreement.

Nevertheless, we are permitted to take any of the actions described above if we obtain Cash America’s consent, or if we obtain a supplemental IRS private letter ruling and an opinion of counsel that is reasonably acceptable to Cash America to the effect that the action will not affect the tax-free status of the distribution. However, the receipt by us of any such consent or opinion and ruling does not relieve us of any obligation we have to indemnify Cash America for an action we take that causes the distribution to be taxable to Cash America or its shareholders.

Because of these restrictions, for two years after the distribution, we may be limited in the amount of capital stock that we can issue to make acquisitions or to raise additional capital. Also, our indemnity obligation to Cash America may discourage, delay or prevent a third party from acquiring control of us during this two-year period in a transaction that our stockholders might consider favorable. See “Certain Relationships and Related Transactions, and Director Independence—Agreements Between Us and Cash America—Tax Matters Agreement” in Part III, Item 13 of this report.

We potentially could have received better terms from unaffiliated third parties than the terms we receive in our agreements with Cash America.

The agreements we entered into with Cash America in connection with the separation, including the Separation and Distribution Agreement, the Transition Services Agreement, the Tax Matters Agreement and the Software Lease and Maintenance Agreement (as described in “Certain Relationships and Related Transactions, and Director Independence—Agreements Between Us and Cash America—Software Lease and Maintenance Agreement” in Part III, Item 13 of this report), were negotiated in the context of the separation while we were still a wholly-owned subsidiary of Cash America. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. The terms of the agreements negotiated in the context of the separation relate to, among other things, the allocation of assets, liabilities, rights and other obligations between Cash America and us. Arm’s-length negotiations between Cash America and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction, may have resulted in more favorable terms to the unaffiliated third party. See “Certain Relationships and Related Transactions, and Director Independence—Agreements Between Us and Cash America” of Part III, Item 13 of this report.

We are subject to continuing contingent liabilities of Cash America.

There are several significant areas where the liabilities of Cash America may become our obligations. For example, under the Code and the related rules and regulations, each corporation that was a member of the Cash America consolidated U.S. federal income tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the distribution is jointly and severally liable for the U.S. federal income tax liability of the entire Cash America consolidated tax reporting group for that taxable period. In connection with the separation, we entered into a Tax Matters Agreement with Cash America that allocates the responsibility for prior period taxes of the Cash America consolidated tax reporting group between us and Cash America. See “Certain Relationships and Related Transactions, and Director Independence—Agreements Between Us and Cash America—Tax Matters Agreement” in Part III, Item 13 of this report. However, if Cash America is unable to pay any prior period taxes for which it is responsible, we could be required to pay the entire amount of such taxes.

The separation and distribution may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.

The separation and distribution could be challenged under various state and federal fraudulent conveyance laws. An unpaid creditor or an entity vested with the power of such creditor (such as a trustee or debtor-in-possession in a bankruptcy) could claim that the distribution left Cash America insolvent or with unreasonably small capital or that Cash America intended or believed it would incur debts beyond its ability to pay such debts as they mature and that Cash America did not receive fair consideration or reasonably equivalent value in the separation and distribution. If a court were to agree with such a claim, then such court could void the distribution as a fraudulent transfer and could impose a number of different remedies, including without limitation, returning our assets or the distributed shares of our stock to Cash America, voiding our liens and claims against Cash America, or providing Cash America with a claim for money damages against us in an amount equal to the difference between the consideration received by Cash America and the fair market value of the company at the time of the distribution.

The measure of insolvency for purposes of the fraudulent conveyance laws will vary depending on which jurisdiction’s law is applied. Generally, however, an entity would be considered insolvent if either the fair saleable value of its assets is less than the amount of its liabilities (including the probable amount of contingent liabilities), or it is unlikely to be able to pay its liabilities as they become due. We do not know what standard a court would apply to determine insolvency. Further, a court could determine that Cash America was insolvent at the time of or after giving effect to the distribution of Enova common stock.

Under the Separation and Distribution Agreement, we are responsible for the debts, liabilities and other obligations related to the business or businesses which we own and operate. Although we do not expect to be liable for any obligations not expressly assumed by us pursuant to the Separation and Distribution Agreement, it is possible that we could be required to assume responsibility for certain obligations retained by Cash America should Cash America fail to pay or perform its retained obligations. See “Certain Relationships and Related Transactions, and Director Independence—Agreements Between Us and Cash America—Separation and Distribution Agreement” in Part III, Item 13 of this report.

Certain members of management, directors and stockholders may face actual or potential conflicts of interest.

Our management and directors and the management and directors of Cash America may own both Cash America common stock and our common stock. This ownership overlap could create, or appear to create, potential conflicts of interest when our management and directors and Cash America’s management and directors face decisions that could have different implications for us and Cash America. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between us and Cash America regarding the terms of the agreements governing the distribution and our relationship with Cash America thereafter or in the strategy for defending or resolving any litigation in which both Cash America and Enova are involved. These agreements include the Separation and Distribution Agreement, the Tax Matters Agreement, the Transition Services Agreement, the Software Lease and Maintenance Agreement and any commercial agreements between the parties or their affiliates. Potential conflicts of interest may also arise because one of our directors, Daniel R. Feehan, is currently the President and Chief Executive Officer of Cash America. Further, conflicts of interest may arise out of any commercial arrangements that we or Cash America may enter into in the future.

We do not have a non-competition agreement with Cash America to restrict Cash America from competing with us, and Cash America is not required to offer corporate opportunities to us.

We do not have any noncompetition agreement or arrangement with Cash America. Cash America is free to compete with us in any activity or line of business. Additionally, Cash America continues to offer alternative financial services and other financial services to consumers through its retail locations in markets served by us and is not restricted from reentering the online financial services business such as ours. We will not have any interest or expectancy in any business activity, opportunity, transaction or other matter in which Cash America engages or seeks to engage merely because we engage in the same or similar lines of business. In addition, Cash America will have no duty to communicate its knowledge of, or offer, any potential business opportunity, transaction or other matter to us, and Cash America is free to pursue or acquire such business opportunity, including opportunities that would be in direct competition with us.

Risks Related to our Indebtedness

We have incurred significant indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations under anticipated agreements governing our indebtedness.

On May 30, 2014 we issued and sold $500 million in aggregate principal amount of 9.75% Senior Notes, due 2021, or the Notes, in a private offering. The Notes bear interest at a rate of 9.75% and were sold at a discount of the principal amount thereof to yield 10.0% to maturity. All of the net proceeds from the Notes offering were paid to Cash America to repay all of our intercompany indebtedness and to pay a significant portion of a cash dividend to Cash America. In addition, we have certain registration obligations with respect to the Notes, and if we do not satisfy our obligations, we will be required to pay the holders of the Notes additional interest of 0.25% to 0.50% per annum until we satisfy our registration obligations in accordance with the terms of the related registration rights agreement. In addition, on May 14, 2014 we entered into a revolving credit facility, or the Credit Agreement, that provides for our unsecured revolving line of credit in an aggregate principal amount of up to $75 million. Interest on the loans taken under the Credit Agreement will be charged, at our option, at either LIBOR for one week or one-, two-, three- or six-month periods, as selected by us, plus a margin varying from 2.50% to 3.75% or at the agent’s base rate plus a margin varying from 1.50% to 2.75%. The margin for the Credit Agreement borrowings is dependent on our cash flow leverage ratios. We will also be required to pay a fee on the unused portion of our revolving line of credit ranging from 0.25% to 0.50% based on our cash flow leverage ratios. The revolving line of credit was undrawn as of December 31, 2014, but had outstanding standby letters of credit of $6.6 million as of such date. For additional information regarding the Notes and our Credit Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes” and “—Credit Agreement” in Part II, Item 7 of this report.

Our level of debt could have important consequences to our stockholders, including:

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;
•

requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;
•	exposing us to the risk of increased interest rates to the extent that our borrowings are at variable rates of interest;
•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•	placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt and more favorable terms and thereby affecting our ability to compete; and
•	increasing our cost of borrowing.

We and our subsidiaries may incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness levels, the related risks that we face would increase.

The terms of the agreements governing our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions, which could harm our long-term interests.

The agreements governing our indebtedness (including the indenture governing the Notes and the Credit Agreement) contain various restrictive covenants and require that we maintain certain financial ratios that impose operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interests. These restrictive covenants, among other things, restrict our ability to:

•	incur additional debt;
•	incur or permit certain liens to exist;
•	make certain investments;
•	merge or consolidate with or into, or convey, transfer, lease or dispose of all or substantially all of our assets to, another company;
•	make certain dispositions;
•	make certain payments; and
•	engage in certain transactions with affiliates.

As a result of all of these covenants and restrictions, we may be:

•	limited in how we conduct our business;
•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•	unable to compete effectively or to take advantage of new business opportunities.

Any failure to comply with any of these financial and other affirmative and negative covenants could constitute an event of default under our debt agreements, entitling the lenders to, among other things, terminate future credit availability under our Credit Agreement, and/or increase the interest rate on outstanding debt, and/or accelerate the maturity of outstanding obligations under our debt agreements. Any such default could materially adversely affect our business, prospects, results of operations, financial condition and cash flows and could impair our ability to continue current operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of this report for additional information concerning our indebtedness.

We may not be able to generate sufficient cash to service our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations will depend on our financial condition and operating performance and our ability to enter into other debt financings, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory, capital markets and other factors beyond our control. We might not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. For information regarding the risks to our business that could impair our ability to satisfy our obligations under our indebtedness, see “Risk Factors—Risks Related to Our Business and Industry.” If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. If we cannot make scheduled payments on our debt, we will be in default, and lenders could declare all outstanding principal and interest to be due and payable, the lenders under our Credit Agreement could terminate their commitments to loan money and we could be forced into bankruptcy or liquidation. The agreements governing our indebtedness restrict our ability to dispose of assets and use the proceeds from those dispositions and also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial condition, liquidity, results of operations and cash flows and our ability to satisfy our obligations under our indebtedness.

Changes in our financial condition or a potential disruption in the capital markets could reduce available capital.

If funds are not available from our operations and any excess cash or from our Credit Agreement, we will be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. We also expect to periodically access the debt capital markets to obtain capital to finance growth. Efficient access to the debt capital markets will be critical to our ongoing financial success; however, our future access to the debt capital markets could become restricted due to a variety of factors, including a deterioration of our earnings, cash flows, balance sheet quality, or overall business or industry prospects, adverse regulatory changes, a disruption to or deterioration in the state of the capital markets or a negative bias toward our industry by market participants. Disruptions and volatility in the capital markets may cause banks and other credit providers to restrict availability of new credit. Due to the negative bias toward our industry, commercial banks and other lenders have restricted access to available credit to participants in our industry, and we may have more limited access to commercial bank lending than other businesses. Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, and a potential disruption in the capital markets may adversely affect our efforts to arrange additional financing on terms that are satisfactory to us, if at all. If adequate funds are not available, or are not available on acceptable terms, we may not have sufficient liquidity to fund our operations, make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges and this, in turn, could adversely affect our ability to advance our strategic plans. Additionally, if the capital and credit markets experience volatility, and the availability of funds is limited, third parties with whom we do business may incur increased costs or business disruption and this could adversely affect our business relationships with such third parties.

Risks Related to our Common Stock and the Securities Market

Certain provisions of our amended and restated certificate of incorporation, amended and restated bylaws, Tax Matters Agreement, Separation and Distribution Agreement, Transition Services Agreement and Delaware law may discourage takeovers.

Our amended and restated certificate of incorporation authorizes our Board of Directors to issue preferred stock and to determine the designations, powers, preferences, and relative, participating, optional, or other special rights, if any, and the qualifications, limitations, or restrictions of our preferred stock, including the number of shares, in any series, without any further vote or action by the stockholders. The rights of the holders of our common stock will be subject to the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could delay, deter, or prevent a change in control and could adversely affect the voting power or economic value of our stock.

In addition, some provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders, including:

•	limitations on the ability of our stockholders to call special meetings;
•	limitations on the ability of our stockholders to act by written consent;
•	a separate vote of 80% of the voting power of the outstanding shares of capital stock in order for stockholders to amend the bylaws; and
•	advance notice provisions for stockholder proposals and nominations for elections to the Board of Directors to be acted upon at meetings of stockholders.

Under the Tax Matters Agreement, we have agreed to indemnify Cash America for certain tax related matters, and we may be unable to take certain actions. See “—Risks Related to the Separation and the Distribution— We are unable to take certain actions because such actions could jeopardize the tax-free status of the distribution, and such restrictions could be significant .” We also entered into the Separation and Distribution Agreement, the Tax Matters Agreement and the Transition Services Agreement covering specified indemnification and other matters. The Separation and Distribution Agreement, the Tax Matters Agreement and the Transition Services Agreement may have the effect of discouraging or preventing an acquisition of us or a disposition of our business.

There is no guarantee that our common stock will sustain an active trading market that will provide adequate liquidity for our common stock. In addition, the market price of our shares may fluctuate widely.

An active trading market for our common stock may not be sustained following the distribution. In addition, until the market has fully evaluated our business and potentially thereafter, the price at which our common stock trades may fluctuate significantly.

The market price of our common stock may also be influenced by many other factors, some of which are beyond our control, including, among other things:

•	changes in federal, state or international laws and regulations affecting our industry;
•	actual or anticipated variations in quarterly and annual operating results;
•	changes in financial estimates and recommendations by research analysts following our common stock or the failure of research analysts to cover our common stock;
•	actual or anticipated changes in the United States or international economies;
•	terrorist acts or wars;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures, or other strategic initiatives;
•	actual or anticipated sales or distributions of shares of our common stock by Cash America, as well as by our officers and directors, whether in the market or in subsequent public offerings;
•	the trading volume of our common stock; and
•	the other risks and uncertainties described herein.

The stock markets have experienced price and volume fluctuations that have affected and continue to affect the market price of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations, as well as general economic, systemic, political, and market conditions, such as recessions, loss of investor confidence, or interest rate changes, may negatively affect the market price of our common stock.

Future sales or distributions of our common stock, including the sale by Cash America of the shares of our common stock that it has retained, could depress the market price for shares of our common stock.

The shares of our common stock that Cash America distributed to its shareholders generally may be sold at any time in the public market. It is possible that some shareholders of Cash America, including possibly some of Cash America’s major shareholders and index fund investors, will sell our common stock received in the distribution for various reasons (for example, if our business profile or market capitalization as an independent company does not fit their investment objectives). The sales of significant amounts of our common stock or the perception in the market that this will occur may result in the lowering of the market price of our common stock.

In addition, Cash America retained a 20 percent ownership interest in our common stock. Pursuant to a Stockholder’s and Registration Rights Agreement with Cash America, Cash America is required to vote such shares in proportion to the votes cast by our other stockholders and has granted a related proxy to us to vote its shares in accordance with such requirement. See “Certain Relationships and Related Transactions, and Director Independence—Agreements Between Us and Cash America—Stockholder’s and Registration Rights Agreement” in Part III, Item 13 of this report. In order to not jeopardize the tax-free status of the distribution, Cash America is required to dispose of such retained shares (other than the shares retained for delivery under Cash America’s long-term incentive plans as described in “Executive Compensation— Compensation Discussion and Analysis—Option Exercises and Stock Vested in 2014” of Part III, Item 11 of this report) of our common stock that it owns as soon as practicable and consistent with its reasons for retaining such shares, but in no event no later than two years after the distribution. Pursuant to the Stockholder’s and Registration Rights Agreement, we agreed that, upon the request of Cash America, we will use our best efforts to effect the registration under applicable securities laws of the shares of common stock retained by Cash America and not otherwise registered and sold pursuant to the registration statement. We are required to pay certain expenses related to the registration of such stock. We have filed a registration statement relating to Cash America’s shares, but it has not yet been declared effective by the SEC. Any disposition by Cash America, or any significant shareholder, of our common stock in the public market, or the perception that such dispositions could occur, could adversely affect prevailing market prices for our common stock.

If securities or industry analysts publish research that is unfavorable about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We currently have a limited number of analysts who are publishing research about us. In the event that one or more of our analysts downgrades our stock or publishes misleading or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of our company, demand for our stock may decrease, which could cause our stock price or trading volume to decline.

We do not anticipate paying any dividends on our common stock in the foreseeable future. As a result, stockholders will need to sell their shares of common stock to receive any income or realize a return on their investment.

We do not anticipate paying any dividends on our common stock in the foreseeable future. Any declaration and payment of future dividends to holders of our common stock may be limited by the provisions of the Delaware General Corporation Law, or DGCL, and are limited by the terms of the Credit Agreement and Notes. The future payment of dividends, if permitted by our Credit Agreement and the indenture governing the Notes, will be at the sole discretion of our Board of Directors and will depend on many factors, including our earnings, capital requirements, financial condition, and other considerations that our Board of Directors deem relevant. As a result, to receive any income or realize a return on their investment, our stockholders will need to sell their shares of common stock.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the DGCL or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. Our stockholders are deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our corporate headquarters, which are located in Chicago, Illinois. In addition, in 2015 we will relocate our headquarters to a new leased Chicago, Illinois location. We also maintain a leased office in Gurnee, Illinois for one of our call center operations. We believe that our leased facilities are adequate to support our operations and that, as needed, we will be able to obtain suitable additional facilities on commercially reasonable terms. As discussed under “Business—Regulation—International Regulation—United Kingdom” in Part I, Item 1 of this report, we have established an office in the United Kingdom consistent with U.K. supervisory requests.

ITEM 3.	LEGAL PROCEEDINGS

On March 8, 2013, Flemming Kristensen, on behalf of himself and others similarly situated, filed a purported class action lawsuit in the U.S. District Court of Nevada against us and other unaffiliated lenders and lead providers. The lawsuit alleges that the lead provider defendants sent unauthorized text messages to consumers on behalf of us and the other lender defendants in violation of the Telephone Consumer Protection Act. The complaint seeks class certification, statutory damages, an injunction against “wireless spam activities,” and attorneys’ fees and costs. We filed an answer to the complaint denying all liability. On March 26, 2014, the Court granted class certification. On October 24, 2014, we filed a motion for summary judgment, and the court has not yet ruled on this motion. On January 27, 2015, the plaintiff filed a motion for summary judgment against all of the defendants, and the court has not yet ruled on this motion. Neither the likelihood of an unfavorable ruling nor the ultimate liability, if any, with respect to this matter can be determined at this time, and we are currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, for this litigation. We believe that the plaintiff’s claims in the complaint are without merit and intend to vigorously defend this lawsuit.

On January 12, 2015, the California Department of Business Oversight (the “Department”) issued an Order (the “Order”) to our subsidiary, CNU of California, LLC (“CNU”), alleging that alleging that CNU violated the California Deferred Deposit Transaction Law by stating in its deferred deposit loan contracts and other agreements that CNU would charge customers amounts not allowed under California law, by electronically debiting customer accounts for more than the original agreed upon amount without additional written authorization from customers, by using the wrong legal name in certain agreements and by advertising via our website without disclosing that CNU is licensed by the Department.  The Order requires CNU to pay an administrative penalty of $10,000, to forfeit all charges and fees for every deferred deposit transaction made in violation of law, and to desist and refrain from violating those provisions of California law.  On February 20, 2015, CNU requested a hearing to challenge the Order.  A hearing date has not been set.  It is too early in this matter to determine either the likelihood of an unfavorable ruling or the ultimate liability, if any, with respect to this matter, and therefore we are currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, for this litigation. We believe that the Department’s claims in the Order are without merit and intend to vigorously challenge the Order.

We are also a defendant in certain routine litigation matters encountered in the ordinary course of our business. Certain of these matters may be covered to an extent by insurance. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

The principal market for our common stock is the New York Stock Exchange (“NYSE”). A “when-issued” trading market for our common stock began on the NYSE on October 30, 2014, and “regular way” trading of our common stock began on November 13, 2014. Prior to October 30, 2014 there was no public market for our common stock. The following table sets forth the high and low intra-day sales prices per share for our common stock on the NYSE.

	High	Low
Fourth Quarter 2014 (from November 13, 2014)	$32.10	$21.43

Stockholders

There were 404 registered stockholders of record of Enova common stock as of March 13, 2015.

Dividends

During 2014 we paid dividends totaling $122.4 million, or $3.71 per share, to Cash America, of which $120.7 million was paid on May 30, 2014 and $1.7 million was paid on June 30, 2014. We do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain our future earnings for use in the operation and expansion of our business. The declaration and amount of any future dividends, however, will be determined by our Board of Directors and will depend on our financial condition, earnings and capital requirements, covenants associated with our debt obligations and any other factors that our Board of Directors believes are relevant. There can be no assurance, however, that we will pay any cash dividends on our common stock in the future. In addition, the terms of the indenture governing the Notes and our Credit Agreement limit our ability to pay future dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes” and “—Credit Agreement” in Part II, Item 7 of this report.

Equity Compensation Plan Information

Our board of directors and Cash America, as our sole stockholder immediately prior to consummation of the separation and distribution, adopted the Enova International, Inc. 2014 Long-Term Incentive Plan, or the LTIP, on October 16, 2014, in anticipation of the consummation of the separation and distribution. See “Executive Compensation—Compensation Discussion and Analysis—2014 Compensation —Long-Term Incentive Compensation” in Part III, Item 11 of this report for additional information regarding the LTIP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,974,903	$16.63	1,625,097
Equity compensation plans not approved by security holders	—	—	—
Total	1,974,903	$16.63	1,625,097

Unregistered Sales of Equity Securities

We did not sell any unregistered securities during the three years ended December 31, 2014.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the three months ended December 31, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share)	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Income Data:
Revenue	$809,837	$765,323	$660,928	$480,340	$378,317
Cost of Revenue	266,787	315,052	288,474	201,687	164,957
Gross Profit	543,050	450,271	372,454	278,653	213,360
Expenses
Marketing	127,862	135,336	108,810	73,329	59,197
Operations and technology	73,573	70,776	63,505	52,371	40,983
General and administrative	107,875	84,420	72,690	65,401	50,252
Depreciation and amortization	18,732	17,143	13,272	11,263	8,559
Total Expenses	328,042	307,675	258,277	202,364	158,991
Income from Operations	215,008	142,596	114,177	76,289	54,369
Interest expense	(38,474)	(19,788)	(20,996)	(17,420)	(15,505)
Investment interest income	—	—	—	—	296
Foreign currency transaction loss	(35)	(1,176)	(342)	(487)	(156)
Income before Income Taxes	176,499	121,632	92,839	58,382	39,004
Provision for income taxes	64,828	43,594	33,967	21,350	14,183
Net Income	$111,671	$78,038	$58,872	$37,032	$24,821
Earnings Per Share
Earnings per common share:
Basic	$3.38	$2.36	$1.78	$1.12	$0.75
Diluted	$3.38	$2.36	$1.78	$1.12	$0.75
Dividends declared per common share	$3.71	$—	$—	$2.27	$—
Weighted average common shares outstanding:
Basic	33,000	33,000	33,000	33,000	33,000
Diluted	33,008	33,000	33,000	33,000	33,000
Other Financial Data:
Adjusted EBITDA (a)	$233,740	$162,239	$131,328	$87,552	$62,928
Capital expenditures	$13,284	$14,872	$17,872	$15,073	$12,687
Gross profit margin	67.1%	58.8%	56.4%	58.0%	56.4%
Adjusted EBITDA margin (a)	28.9%	21.2%	19.9%	18.2%	16.6%
Domestic revenue	$474,715	$395,549	$334,066	$254,752	$276,295
International revenue	$335,122	$369,774	$326,862	$225,588	$102,022
Number of employees (at period end)	1,151	1,027	993	872	756
Balance Sheet Data (at period end):
Cash and cash equivalents (b)	$75,106	$47,480	$37,548	$34,411	$17,653
Consumer loans, net (b)	323,611	303,467	228,390	162,985	89,193
Total assets (b)	760,197	692,152	612,868	529,740	419,071
Long-term debt (c)	494,181	424,133	427,889	410,964	270,839
Total stockholders' equity (c)	153,984	173,048	97,416	41,849	79,577
Other Operating Data:
Combined consumer loan balances, gross
Short-term loans (d)	$92,561	$122,165	$194,679	$182,939	$138,309
Line of credit accounts	118,680	125,802	42,700	21,648	10,963
Installment loans	213,588	179,230	121,570	60,213	14,892
Total combined consumer loan balances, gross (d)	$424,829	$427,197	$358,949	$264,800	$164,164

(a)

The table below shows a reconciliation of Adjusted EBITDA, a non-GAAP measure, to Net Income and Adjusted EBITDA as a percentage of total revenue, which is Adjusted EBITDA margin (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Net Income	$111,671	$78,038	$58,872	$37,032	$24,821
Depreciation and amortization expenses	18,732	17,143	13,272	11,263	8,559
Interest expense, net	38,474	19,788	20,996	17,420	15,209
Foreign currency transaction loss	35	1,176	342	487	156
Provision for income taxes	64,828	43,594	33,967	21,350	14,183
Adjustments:
Regulatory Penalty (1)	—	2,500	—	—	—
Withdrawn IPO (2)	—	—	3,879	—	—
Adjusted EBITDA	$233,740	$162,239	$131,328	$87,552	$62,928
Adjusted EBITDA margin calculated as follows:
Total Revenue	809,837	765,323	660,928	480,340	378,317
Adjusted EBITDA	233,740	162,239	131,328	87,552	62,928
Adjusted EBITDA as a percentage of total revenue	28.9%	21.2%	19.9%	18.2%	16.6%

(1)

On November 20, 2013, Cash America consented to the issuance of a Consent Order by the CFPB pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2012 review of Cash America and us, to pay a civil money penalty of $5 million, of which we and Cash America agreed to allocate $2.5 million of this penalty to us, or the Regulatory Penalty. For the year ended December 31, 2013, this figure represents the amount paid in connection with the Regulatory Penalty, which is nondeductible for tax purposes.

(2)

For the year ended December 31, 2012, represents costs of $3.9 million, before tax benefit of $1.5 million related to our withdrawn Registration Statement in July 2012 in connection with efforts in pursuit of an initial public offering.

(b)

Cash and cash equivalents, Consumer loans, net, and Total assets as of December 31, 2011 and 2010 were revised to correct the classification of cash and accounts payable and to correct for consumer loans that had not funded as of the balance sheet date. The correction resulted in a decrease in cash and cash equivalents of $3.7 million and $1.5 million, a decrease in consumer loans, net of $1.0 million and $1.2 million, and a decrease in accounts payable and accrued expenses of $4.7 million and $2.7 million as of December 31, 2011 and 2010, respectively. Management determined that the impact on previously issued financial statements was immaterial; however, management determined it was appropriate to correct the December 31, 2011 and 2010 financial statement amounts.

(c)

Long-term debt and total stockholders’ equity as of December 31, 2011 and 2010 were revised to correct the classification of certain net equity transactions with Cash America. Management determined that the impact on previously issued financial statements was immaterial; however, management determined it was appropriate to correct the presentation herein. The correction resulted in increases of $0.1 million and $0.6 million to long-term debt as of December 31, 2011 and 2010, respectively, and an increase of $0.3 million and a decrease of $0.3 million to total stockholders’ equity as of December 31, 2011 and 2010, respectively.

(d)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Disclosure—Combined Consumer Loans” in Part II, Item 7 of this report for additional information about combined consumer loans. The table below shows combined consumer loan balances, a non-GAAP measure, which is composed of Company-owned consumer loan balances as reported on our consolidated balance sheets and consumer loans originated by third party lenders through the CSO programs that are not included in our financial statements but are disclosures required by GAAP. The amounts in the table below reflect the revision amounts from (b) above (in thousands):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Short-Term loan balances, gross:
Company owned	$56,298	$80,753	$146,472	$140,178	$99,360
Guaranteed by the Company	36,263	41,412	48,207	42,761	38,949
Combined	$92,561	$122,165	$194,679	$182,939	$138,309
Installment loan balances, gross:
Company owned	$213,581	$179,230	$121,570	$60,213	$14,892
Guaranteed by the Company	7	—	—	—	—
Combined	$213,588	$179,230	$121,570	$60,213	$14,892
Total consumer loan balances, gross:
Company owned	$388,559	$385,785	$310,742	$222,039	$125,215
Guaranteed by the Company	36,270	41,412	48,207	42,761	38,949
Combined	$424,829	$427,197	$358,949	$264,800	$164,164

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Since 2011, we have owned all of the assets and incurred all of the liabilities related to Cash America’s e-commerce business, with some limited exceptions, in which case such assets were transferred to us and such liabilities were assumed by us pursuant to a Separation and Distribution Agreement upon completion of the Spin-off. On the Spin-off date, we entered into several other agreements with Cash America that govern the relationship between us and Cash America after completion of the Spin-off and provide for the allocation between us and Cash America of various assets, liabilities, rights and obligations (including insurance and tax-related assets and liabilities). Our guarantees of Cash America’s long-term indebtedness were also released in connection with the Spin-off. These agreements also include arrangements with respect to transitional services to be provided by Cash America to us and vice versa.

RECENT REGULATORY DEVELOPMENTS

Financial Conduct Authority

During the years ended December 31, 2014 and December 31, 2013, our U.K. operations generated 40.1% and 47.1%, respectively, of our consolidated total revenue. Regulatory changes in the United Kingdom during 2014 significantly affected previous results and will significantly affect future results from our U.K. operations as described below.

In the United Kingdom, supervision of consumer credit was transferred on April 1, 2014 to the Financial Conduct Authority, or the FCA, and pursuant to new legislation, the FCA is authorized to adopt prescriptive rules and regulations. On February 28, 2014, the Consumer Credit Sourcebook was issued as part of the FCA Handbook and incorporates prescriptive regulations for lenders such as us, including mandatory affordability assessments on borrowers, limiting the number of rollovers to two, restricting how lenders can advertise, banning advertisements the FCA deems misleading, and introducing a limit of two unsuccessful attempts on the use of continuous payment authority (which provides a creditor the ability to directly debit a customer’s account for payment when authorized by the customer to do so) to pay off a loan. On July 15, 2014, the FCA issued a consultation paper that proposed a cap on the total cost of high-cost short-term credit and requested comments on the proposal. The consultation paper proposed a maximum rate of 0.8% of principal per day, and the proposal limits the total fees, interest (including post-default interest) and charges (including late fees which are capped at £15) to an aggregate amount not to exceed 100% of the principal amount loaned. The FCA requested comments on the proposal and issued its final rule on November 11, 2014. The final rule was largely the same as the proposed rule and required us to make changes to all of our high-cost short-term products in the United Kingdom. The final rule became effective on January 2, 2015, as required by the 2013 amendment to the Financial Services and Markets Act 2000.  As a result of the final rule, we discontinued offering line of credit accounts to new customers in the United Kingdom and effective January 1, 2015, we discontinued draws on existing accounts in the United Kingdom. Once U.K. customers have paid off their outstanding line of credit balance, they may apply for either a short-term or installment loan. We also expect to introduce additional short-term and installment loan products during 2015. We expect revenue from these new and existing products to offset the lost revenue from our discontinued line of credit offerings in the United Kingdom. On February 24, 2015, the FCA issued a consultation paper that, among other things, proposes to require that providers of high-cost short-term credit include a risk warning in all financial promotions and to amend the FCA rules to allow firms to introduce continuous payment authority to collect repayments where a customer is in arrears or default and the lender is exercising forbearance.  The FCA has requested comments on the proposals by May 6, 2015.

We are subject to ongoing examination and review by the FCA. We are in frequent communication with the FCA in an effort to demonstrate that we satisfy the expectations of the FCA, and we have made significant modifications to many of our business practices to address the FCA’s requirements. These modifications included adjustments to our affordability assessment practices and underwriting standards that govern who will qualify for a loan from us, reductions in certain maximum loan amounts, alterations to advertising practices and adjustments to collections processes (including our practices related to continuous payment authority) and debt forbearance processes (or our practices regarding customers who have indicated they are experiencing financial difficulty). In addition, we previously have not had a physical presence in the United Kingdom as business functions have been performed remotely from our facilities in the United States. In order to alleviate concerns in relation to our ability to presently demonstrate to the FCA that we are capable of being effectively supervised, we have established an office as well as the management of our U.K. business in the United Kingdom.

The FCA has appointed an independent auditor, referred to as a skilled person under section 166 of the FSMA, to undertake a review of certain of our practices, as well as our ability to be effectively supervised. If that review or other examination by the FCA identifies activities that are deemed by the FCA to have caused consumer detriment or are not in compliance with the FCA’s requirements, the FCA could require us to take remedial action (which could result in additional changes to our business practices and/or the payment of consumer redress), impose fines or penalties, refuse our full authorization application, withdraw our interim authorization or full authorization if granted, impose limitations or restrictions on our regulatory permission or take other actions.

In connection with implementing the changes described above to our U.K. business, we experienced a significant year-over-year decrease in our U.K. loan volume, U.K. loan balances and U.K. revenue during the second half of 2014 as a result of adapting our U.K. business practices in response to the requirements of the FCA. We expect these trends to continue for the first half of 2015. The implementation of stricter affordability assessments and underwriting standards resulted in a decrease in the number of consumer loans written, the average consumer loan amount and the total amount of consumer loans written to new and returning customers. Additionally, we have experienced and will continue to experience an increase in compliance- and administrative-related costs for the United Kingdom, but the overall expenses of our U.K. business (including our cost of revenue) decreased as our U.K. business contracted. The ultimate impact of the changes we have made to our U.K. operations will be dependent on a number of factors (some of which may be unforeseen), including the effectiveness of our execution of the operational changes, the impact the FCA’s requirements may have on our competitors that could result in a potential increase in our market share, and consumer reaction to the changes occurring to our services, among other things. The decline in revenue and loan balances in the United Kingdom has been offset to an extent by improved performance of our U.K. consumer loan portfolio as a result of stricter affordability assessments and underwriting standards being implemented, which has resulted in lower consumer loan loss rates, and by continued strong demand for the online loan products we offer in the United States and other markets. We are continuing to assess the impact of the changes we have made to our U.K. operations and what additional changes we may elect to implement and what effect such changes may have on our business, but the impact of these changes is likely to be significant for the first half of 2015.

The results for the year ended December 31, 2014 do not include the full impact of the changes described above, and the results for the year ended December 31, 2013 do not include any impact of the changes described above. The results for each of these periods are not indicative of our future results of operations and cash flows from our operations in the United Kingdom. For recent developments related to the FCA, including concerns that have been expressed by the FCA regarding our compliance with U.K. legal and regulatory requirements, such as the requirement that our business be capable of being effectively supervised by the FCA and compliance with FCA rules and principles relating to affordability assessments and debt collection and forbearance processes, see “Risk Factors—Risks Related to Our Business and Industry—Our primary regulators in the United Kingdom have expressed and continue to express serious concerns about our compliance with applicable U.K. regulations, which has caused us to make significant changes to our U.K. business that have impacted and will continue to negatively impact our operations and results, and this impact has been and will continue to be significant,” “—Due to restructuring of the consumer credit regulatory framework in the United Kingdom, we are required to obtain full authorization from our U.K. regulators to continue providing consumer credit and perform related activities in the United Kingdom, and there is no guarantee that we will receive full authorization to continue offering consumer loans in the United Kingdom” and “—The United Kingdom has imposed, and continues to impose, increased regulation of the short-term high-cost credit industry with the stated expectation that some firms will exit the market.”

Consumer Financial Protection Bureau

On November 20, 2013, Cash America consented to the issuance of a Consent Order by the Consumer Financial Protection Bureau, or the CFPB, pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2012 review of Cash America and us, to pay a civil money penalty of $5 million, of which we and Cash America agreed to allocate $2.5 million of this penalty to us, or the Regulatory Penalty. The Consent Order also relates to issues self-disclosed to the CFPB during its 2012 examination of Cash America and us, including the making of a limited number of loans to consumers who may have been active duty members of the military at the time of the loan at rates in excess of the annual percentage rate permitted by the federal Military Lending Act due in part to system errors, and for which we have made refunds of approximately $33,500; and for certain failures to timely provide and preserve records and information in connection with the CFPB’s examination of us and Cash America. In addition, as a result of the CFPB’s review, we have enhanced and continue to enhance our compliance management programs and have implemented additional procedures to address the issues identified by the CFPB. We are also required to provide periodic reports to the CFPB. We are subject to the restrictions and obligations of the Consent Order, including the CFPB’s order that we ensure compliance with federal consumer financial laws and develop more robust compliance policies and procedures.

BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Enova International, Inc. was formed on September 7, 2011 by Cash America to hold the assets of Cash America’s online lending business. On September 13, 2011, Cash America contributed to Enova International, Inc. all of the stock of its wholly-owned subsidiary, Enova Online Services, Inc., in exchange for 33 million shares of our common stock. As of December 31, 2014, Enova offered or arranged consumer and small business loans (collectively referred to as “consumer loans” throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations) through a number of its subsidiaries to customers in 35 states in the United States, United Kingdom, Australia, Canada, Brazil and China.

Prior to the Spin-off, we operated as a division of Cash America and not as a stand-alone company. Our historical consolidated financial statements include the assets, liabilities, revenue and expenses directly attributable to our operations carved out of Cash America’s consolidated financial statements. In addition, the historical financial statements for periods prior to the Spin-off include allocations of costs relating to certain functions historically provided by Cash America, including corporate services such as executive oversight, insurance and risk management, government relations, internal audit, treasury, licensing, and to a limited extent finance, accounting, tax, legal, human resources, compensation and benefits, compliance and support for certain information systems related to financial reporting. The expense allocations have been determined on a basis that Cash America and we consider to be reasonable reflections of the utilization of services provided by Cash America.

The amounts recorded for these transactions and allocations are not, however, necessarily representative of the amounts that would have been incurred had we been a separate, stand-alone entity that operated independently of Cash America. As a separate stand-alone public company, our future results of operations will include costs and expenses for us to operate as a stand-alone company, and, consequently, these costs may be materially different than as reflected in our historical results of operations. Accordingly, the financial statements for these years may not be indicative of our future results of operations, financial position and cash flows.

Upon our separation from Cash America, we entered into a transition services agreement with Cash America. The expiration date of the agreement varies by service provided but is generally no longer than 12 months from the separation date. Under the agreement, Cash America provides support for certain information systems related to financial reporting and payment processing to us for a period of time following the completion of the Spin-off for which we will compensate Cash America. In addition, we will reimburse Cash America for all out-of-pocket costs and expenses it pays or incurs in connection with providing such services. See “Certain Relationships and Related Transactions, and Director Independence—Agreements Between Us and Cash America” in Part III, Item 13 of this report for additional information regarding the Spin-off and agreements entered into between us and Cash America in connection with the Spin-off.

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

We fully reserve and generally charge off consumer loans, including accrued interest and/or fees, once the loan or a portion of the loan has been classified as delinquent for 60 consecutive days. If a loan is deemed uncollectible before it is fully reserved, it is charged off at that point. Consumer loans classified as delinquent generally have an age of one to 59 days from the date any portion of the loan became delinquent, as defined above. Recoveries on loans previously charged to the allowance are credited to the allowance when collected.

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

We use the income approach to complete our annual goodwill assessment. The income approach uses future cash flows and estimated terminal values for us that are discounted using a market participant perspective to determine the fair value, which is then compared to the carrying value to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. We completed our annual assessment of goodwill as of June 30, 2014 and determined that the fair value of our goodwill exceeded carrying value, and, as a result, no impairment existed at that date. Following our separation from Cash America, we completed an interim assessment of goodwill, including market capitalization and other qualitative factors, as of December 31, 2014. Consistent with the assessment completed as of June 30, 2014, no impairment existed as of December 31, 2014. A 10% decrease in the estimated fair value for the June 2014 assessment would not have resulted in a goodwill impairment. Although no goodwill impairment was noted, there can be no assurances that future goodwill impairments will not occur.

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

Marketing Expenses

Marketing expenses consist of online marketing costs such as sponsored search and advertising on social networking sites, and offline marketing costs such as television, radio and direct mail advertising. In addition, marketing expenses include lead purchase costs paid to lead providers and marketing affiliates in exchange for providing information or applications from potential customers interested in using our services. Online marketing and lead purchase costs are expensed as incurred. The production costs associated with offline marketing are expensed as incurred. Other marketing costs are expensed as incurred. We also have an agreement with an independent third party pursuant to which we pay a portion of the net revenue received on the customers referred to us by such third party. We also had an arrangement with Cash America pursuant to which we paid either a lead purchase fee or a portion of the net revenue received on loans made to or arranged for the customers referred to us by Cash America. This agreement was terminated in connection with the Spin-off and we have no outstanding obligations thereunder. These referral fees were expensed as incurred and included in “Marketing” in the consolidated statements of income.

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

Income Taxes

We account for income taxes under ASC 740, Income Taxes, or ASC 740. Accordingly, income tax expense and the deferred income tax balances in the consolidated financial statements have been calculated on a separate tax return basis although prior to the Spin-off our operations had been included as part of consolidated and unitary tax returns with Cash America and its affiliated companies. Prior to May 30, 2014, we settled our current tax balances with Cash America on a quarterly basis through an adjustment to our affiliate line of credit with Cash America. With the exception of certain entities outside of the United States, we settled our current tax balances with Cash America on a quarterly basis for the period from May 31, 2014 until the Spin-off.

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

Recent Accounting Pronouncements

See Note 3 in the Notes to the Audited Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” in this report for a discussion of recent accounting pronouncements.

RESULTS OF OPERATIONS

HIGHLIGHTS

The Company’s financial results for the year ended December 31, 2014, or 2014, are summarized below.

•	Consolidated total revenue increased $44.5 million, or 5.8%, to $809.8 million in 2014 compared to $765.3 million for the year ended December 31, 2013, or 2013.
•	Consolidated gross profit increased $92.8 million to $543.1 million in 2014 compared to $450.3 million in 2013.
•	Consolidated income from operations was $215.0 million in 2014, compared to $142.6 million in 2013.
•	Consolidated net income was $111.7 million in 2014 compared to $78.0 million in 2013. Consolidated diluted earnings per share were $3.38 in 2014 compared to $2.36 in 2013.

Our results from operations for 2014 do not include the full impact of changes in our U.K. operations resulting from regulatory and legislative changes and our results from operations for 2013 do not include any impact of these changes. As a result, such results are not indicative of our future results of operations and cash flow from our U.K. operations. We expect our future results of operations will continue to be adversely affected as a result of modifying many of our business practices to satisfy the requirements of the FCA, including stricter underwriting and affordability assessment guidelines, changes to our collection practices and increased compliance costs, including the cost of operating an office in the United Kingdom. See “—Recent Regulatory Developments—Financial Conduct Authority” above for further information.

OVERVIEW

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Revenue
Consumer loan fees	$808,987	$764,126	$659,569
Other	850	1,197	1,359
Total Revenue	809,837	765,323	660,928
Cost of Revenue	266,787	315,052	288,474
Gross Profit	543,050	450,271	372,454
Expenses
Marketing	127,862	135,336	108,810
Operations and technology	73,573	70,776	63,505
General and administrative	107,875	84,420	72,690
Depreciation and amortization	18,732	17,143	13,272
Total Expenses	328,042	307,675	258,277
Income from Operations	215,008	142,596	114,177
Interest expense, net	(38,474)	(19,788)	(20,996)
Foreign currency transaction loss	(35)	(1,176)	(342)
Income before Income Taxes	176,499	121,632	92,839
Provision for income taxes	64,828	43,594	33,967
Net Income	$111,671	$78,038	$58,872
Diluted earnings per share	$3.38	$2.36	$1.78
Revenue
Consumer loan fees	99.9%	99.8%	99.8%
Other	0.1	0.2	0.2
Total Revenue	100.0	100.0	100.0
Cost of Revenue	32.9	41.2	43.6
Gross Profit	67.1	58.8	56.4
Expenses
Marketing	15.8	17.7	16.5
Operations and technology	9.1	9.3	9.6
General and administrative	13.4	11.0	11.0
Depreciation and amortization	2.3	2.2	2.0
Total Expenses	40.6	40.2	39.1
Income from Operations	26.5	18.6	17.3
Interest expense, net	(4.7)	(2.6)	(3.2)
Foreign currency transaction loss	0.0	(0.1)	(0.1)
Income before Income Taxes	21.8	15.9	14.0
Provision for income taxes	8.0	5.7	5.1
Net Income	13.8%	10.2%	8.9%

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Net Income	$111,671	$78,038	$58,872
Adjustments (net of tax):
Regulatory Penalty (a)	—	2,500	—
Withdrawn IPO (b)	—	—	2,424
Intangible asset amortization	28	88	175
Non-cash equity-based compensation	420	160	92
Foreign currency transaction loss	22	755	217
Adjusted earnings	$112,141	$81,541	$61,780
Diluted earnings per share	$3.38	$2.36	$1.78
Adjustments (net of tax):
Regulatory Penalty (a)	—	0.08	—
Withdrawn IPO (b)	—	—	0.08
Intangible asset amortization	—	—	—
Non-cash equity-based compensation	0.02	0.01	—
Foreign currency transaction loss	—	0.02	0.01
Adjusted earnings per share	$3.40	$2.47	$1.87

(a)	For the year ended December 31, 2013, represents the amount paid in connection with the Regulatory Penalty, which is nondeductible for tax purposes.
(b)	For the year ended December 31, 2012, represents charges of $3.9 million, before tax benefit of $1.5 million, directly related to the withdrawn IPO.

Adjusted EBITDA

The table below shows Adjusted EBITDA, which is a non-GAAP measure that we define as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses and taxes, and Adjusted EBITDA margin, which is a non-GAAP measure that we define as Adjusted EBITDA as a percentage of total revenue. Management believes Adjusted EBITDA and Adjusted EBITDA margin are used by investors to analyze operating performance and evaluate our ability to incur and service debt and our capacity for making capital expenditures. Adjusted EBITDA and Adjusted EBITDA margin are also useful to investors to help assess our estimated enterprise value. The computation of Adjusted EBITDA and Adjusted EBITDA margin as presented below may differ from the computation of similarly-titled measures provided by other companies (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net Income	$111,671	$78,038	$58,872
Depreciation and amortization expenses	18,732	17,143	13,272
Interest expense, net	38,474	19,788	20,996
Foreign currency transaction loss	35	1,176	342
Provision for income taxes	64,828	43,594	33,967
Adjustments:
Regulatory Penalty (a)	—	2,500	—
Withdrawn IPO (b)	—	—	3,879
Adjusted EBITDA	$233,740	$162,239	$131,328
Adjusted EBITDA margin calculated as follows:
Total Revenue	809,837	765,323	660,928
Adjusted EBITDA	233,740	162,239	131,328
Adjusted EBITDA as a percentage of total revenue	28.9%	21.2%	19.9%

(a)	For the year ended December 31, 2013, represents the amount paid in connection with the Regulatory Penalty, which is nondeductible for tax purposes.
(b)	For the year ended December 31, 2012, represents charges directly related to the withdrawn IPO of $3.9 million.

Combined Consumer Loans

Combined consumer loans is a non-GAAP measure that includes both consumer loans we own and consumer loans we guarantee, which are either GAAP items or disclosures required by GAAP. See “—Basis of Presentation and Critical Accounting Policies—Allowance and Liability for Estimated Losses on Consumer Loans.”

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

YEAR ENDED 2014 COMPARED TO YEAR ENDED 2013

Revenue and Gross Profit

Revenue increased $44.5 million, or 5.8%, to $809.8 million for 2014 as compared to $765.3 million for 2013. The increase in revenue is primarily due to growth in domestic consumer loan balances, with revenue from domestic operations increasing by $79.2 million. The increase in revenue from domestic operations was partially offset by a decrease in revenue of $34.7 million from our international operations, due to regulatory changes in the United Kingdom.

Our gross profit increased by $92.8 million to $543.1 million for 2014 from $450.3 million for 2013, primarily due to the growth and composition of the consumer loan portfolio in our domestic and international operations. Our consolidated gross profit as a percentage of revenue, or our gross profit margin, increased to 67.1% for 2014, from 58.8% for 2013, primarily because our consumer loan portfolios had a higher percentage mix of customers with established payment histories during 2014 as compared to 2013 and increased collections resulting in a lower percentage of delinquent loans. New customers tend to have a higher risk of default than customers with a history of successfully repaying loans. Line of credit account and installment loan products comprised 78.2% of the combined gross consumer loan balance at December 31, 2014 compared to 71.4% at December 31, 2013. While the short-term consumer loan product was a less significant portion of the aggregate portfolio, loss experience for the product also decreased in 2014 compared to 2013, contributing to the increase in gross profit margin for the period. In addition, modifications to many of our U.K. business practices to address the FCA requirements during 2014 resulted in refinements to our underwriting models, which contributed to the higher gross profit margin. Stricter underwriting standards led to lower loan volumes, decreasing loan balances, and lower cost of revenue in the United Kingdom. Additional discussion of the specific factors influencing each product is included in “—Consumer Loan Loss Experience by Product” below. Our historical results from operations do not include the full impact of changes in our U.K. operations resulting from recent regulatory and legislative changes and are not indicative of our future results of operations and cash flows from our U.K. operations. See “—Recent Regulatory Developments—Financial Conduct Authority” above for further information. Management expects the consolidated gross profit margin will continue to be influenced by the mix of loans to new and returning customers, the mix of outstanding loan products as product design and underwriting rules vary, and loan volumes for our U.K. business.

The following tables set forth the components of revenue and gross profit, separated between domestic and international for 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Revenue by product:
Short-term loans	$257,169	$389,706	$(132,537)	(34.0)%
Line of credit accounts	305,118	170,496	134,622	79.0%
Installment loans	246,700	203,924	42,776	21.0%
Total consumer loan revenue	808,987	764,126	44,861	5.9%
Other	850	1,197	(347)	(29.0)%
Total revenue	$809,837	$765,323	$44,514	5.8%

Revenue by product (% to total):
Short-term loans	31.7%	50.9%
Line of credit accounts	37.7%	22.3%
Installment loans	30.5%	26.6%
Total consumer loan revenue	99.9%	99.8%
Other	0.1%	0.2%
Total revenue	100.0%	100.0%

	Year Ended December 31,
	2014	2013	$ Change	% Change
Domestic:
Revenue	$474,715	$395,549	$79,166	20.0%
Cost of revenue	171,798	157,344	14,454	9.2%
Gross profit	302,917	238,205	64,712	27.2%
Gross profit margin	63.8%	60.2%	3.6%	6.0%
International:
Revenue	$335,122	$369,774	$(34,652)	(9.4)%
Cost of revenue	94,989	157,708	(62,719)	(39.8)%
Gross profit	240,133	212,066	28,067	13.2%
Gross profit margin	71.7%	57.4%	14.3%	24.9%
Total:
Revenue	$809,837	$765,323	$44,514	5.8%
Cost of revenue	266,787	315,052	(48,265)	(15.3)%
Gross profit	543,050	450,271	92,779	20.6%
Gross profit margin	67.1%	58.8%	8.3%	14.1%

Consumer Loan Balances

The outstanding combined portfolio balance of consumer loans, net of allowance and liability for estimated losses, increased $15.5 million, or 4.5%, to $358.3 million as of December 31, 2014 from $342.8 million as of December 31, 2013, primarily due to increased demand for the domestic line of credit account and installment loan products, partially offset by a reduction in international short-term and installment loan balances due to changes made in our U.K. business as a result of new regulatory requirements. Our domestic installment loan product intended to serve a near-prime customer base was a significant contributor to the growth in our consumer loan portfolio for 2014. Management expects the loan balances in the line of credit account and installment loan portfolios to continue to comprise a larger percentage of the total consumer loan portfolio, due to customers’ preference for these products and the regulatory changes in the United Kingdom. See “—Non-GAAP Disclosure—Combined Consumer Loans” above for additional information related to combined consumer loans.

The combined consumer loan balance includes $388.6 million and $385.8 million as of December 31, 2014 and 2013, respectively, of our owned consumer loan balances before the allowance for losses of $64.9 million and $82.3 million provided in the consolidated financial statements for December 31, 2014 and 2013, respectively. The combined consumer loan balance also includes $36.3 million and $41.4 million as of December 31, 2014 and 2013, respectively, of consumer loan balances that are guaranteed by us, which are not included in our financial statements, before the liability for estimated losses of $1.6 million and $2.0 million provided in “Accounts payable and accrued expenses” in the consolidated financial statements for December 31, 2014 and 2013, respectively.

The following tables summarize consumer loan balances outstanding as of December 31, 2014 and 2013 (in thousands):

	As of December 31,
	2014			2013
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending consumer loan balances:
Short-term loans	$56,298	$36,263	$92,561	$80,753	$41,412	$122,165
Line of credit accounts	118,680	—	118,680	125,802	—	125,802
Installment loans	213,581	7	213,588	179,230	—	179,230
Total ending loan balance, gross	388,559	36,270	424,829	385,785	41,412	427,197
Less: Allowance and liabilities for losses(a)	(64,948)	(1,576)	(66,524)	(82,318)	(2,047)	(84,365)
Total ending loan balance, net	$323,611	$34,694	$358,305	$303,467	$39,365	$342,832
Allowance and liability for losses as a % of consumer loan balances, gross	16.7%	4.3%	15.7%	21.3%	4.9%	19.7%

	As of December 31,
	2014			2013
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending consumer loan balances:
Total domestic, gross	$270,801	$36,270	$307,071	$175,309	$41,412	$216,721
Total international, gross	117,758	—	117,758	210,476	—	210,476
Total ending loan balance, gross	$388,559	$36,270	$424,829	$385,785	$41,412	$427,197

(a)	GAAP measure. The consumer loan balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(b)	Except for allowance and liability for estimated losses, amounts represent non-GAAP measures.

Average Amount Outstanding per Consumer Loan

The average amount outstanding per consumer loan is calculated as the total combined consumer loans, gross balance at the end of the period divided by the total number of combined consumer loans outstanding at the end of the period. The following table shows the average amount outstanding per consumer loan by product at December 31, 2014 and 2013:

	As of December 31,
	2014	2013
Average amount outstanding per consumer loan (in ones)(a)
Short-term loans(b)	$503	$566
Line of credit accounts	834	777
Installment loans(b)	1,365	1,094
Total consumer loans(b)	$880	$789

(a)	The disclosure regarding the average amount per consumer loan is statistical data that is not included in our financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our financial statements.

The average amount outstanding per consumer loan increased to $880 from $789 during 2014 compared to 2013, mainly due to a greater mix in 2014 of line of credit accounts and installment loans, which have higher average amounts outstanding per loan relative to short-term loans, in 2014 compared to 2013. This increase was partially offset by a decrease in short-term loans, which have a lower average loan amount outstanding relative to line of credit accounts and installment loans.

Average Consumer Loan Written

The average amount per consumer loan is calculated as the total amount of combined consumer loans written and renewed for the period divided by the total number of combined consumer loans written and renewed for the period. The following table shows the average amount per consumer loan by product for 2014 compared to 2013:

	Year Ended
	December 31,
	2014	2013
Average amount per consumer loan (in ones)(a)
Short-term loans(b)	$510	$529
Line of credit accounts(c)	269	299
Installment loans(b)	1,414	1,173
Total consumer loans(b)	$488	$529

(a)	The disclosure regarding the average amount per consumer loan is statistical data that is not included in our financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.

The average amount per consumer loan decreased to $488 from $529 during 2014 compared to 2013, mainly due to a greater mix in 2014 of line of credit accounts, which have lower average amounts per loan relative to short-term loans, and stricter underwriting standards for our U.K. business in 2014 compared to 2013. This decrease was partially offset by an increase in installment loans, which have a higher average loan amount relative to short-term loans. The higher average amount per installment loan was driven by increased demand for our domestic product intended to serve a near-prime customer base, which has a higher average loan amount relative to other installment loan products.

CONSUMER LOAN LOSS EXPERIENCE

The allowance and liability for estimated losses as a percentage of combined consumer loans and fees receivable decreased to 15.7% as of December 31, 2014 from 19.7% as of December 31, 2013, primarily due to improved performance across all products in our consumer loan portfolio, partially related to the maturing of our product offerings, such as line of credit accounts and installment loans, to include a higher percentage of customers with established payment histories and partially related to stricter underwriting standards for our U.K. business.

The cost of revenue in 2014 was $266.7 million, which was composed of $267.2 million related to our owned consumer loans offset by a $0.5 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. The cost of revenue in 2013 was $315.0 million, which was composed of $315.6 million related to our owned consumer loans, offset by a $0.6 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $283.7 million and $316.3 million in 2014 and 2013, respectively.

The following tables show consumer loan balances and fees receivable and the relationship of the allowance and liability for losses to the combined balances of consumer loans for each of the last eight quarters (in thousands):

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Consumer loan balances and fees receivable:
Gross - Company owned	$354,466	$359,760	$373,693	$388,559
Gross - Guaranteed by the Company(a)	29,643	34,915	35,429	36,270
Combined consumer loans and fees receivable, gross(b)	384,109	394,675	409,122	424,829
Allowance and liability for losses on consumer loans	75,479	69,375	71,443	66,524
Combined consumer loans and fees receivable, net(b)	$308,630	$325,300	$337,679	$358,305
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(b)	19.7%	17.6%	17.5%	15.7%

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Consumer loan balances and fees receivable:
Gross - Company owned	$281,947	$310,178	$359,055	$385,785
Gross - Guaranteed by the Company(a)	30,002	35,416	35,128	41,412
Combined consumer loans and fees receivable, gross(b)	311,949	345,594	394,183	427,197
Allowance and liability for losses on consumer loans	77,231	79,436	88,996	84,365
Combined consumer loans and fees receivable, net(b)	$234,718	$266,158	$305,187	$342,832
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(b)	24.8%	23.0%	22.6%	19.7%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
(b)	Non-GAAP measure.

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

Short-term Loans

Demand for our short-term loan product in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Typically, our gross profit margin is highest in the first quarter of each year, corresponding to the seasonal decline in consumer loan balances outstanding. The cost of revenue as a percentage of the average combined consumer loan balance for short-term loans outstanding is typically lower in the first quarter and generally peaks in the second half of the year with higher loan demand. This seasonal trend was not evident during 2013, primarily due to a significant decline in demand for short-term loans in the United Kingdom when we began offering a line of credit account product. This trend continued in the United Kingdom during 2014. The cost of revenue as a percentage of the average combined consumer loan balance of short-term loans was also impacted by increased collections as well as recent refinements made to our consumer loan underwriting models, primarily as a result of changes in business practices in the United Kingdom. The average combined consumer loan balance outstanding for short-term consumer loans declined during 2013 and 2014, primarily due to a decrease in demand for short-term loans and customers’ preference for the line of credit account product.

The following table includes information related only to short-term consumer loans and shows our loss experience trends for short-term consumer loans for each of the last eight quarters (in thousands):

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Short-term consumer loans:
Cost of revenue	$16,316	$19,670	$18,936	$14,984
Charge-offs (net of recoveries)	19,156	19,755	19,630	17,803
Average short-term combined consumer loans and fees receivable, gross:
Company owned(a)	71,686	62,404	55,296	49,083
Guaranteed by the Company(a)(b)	34,321	32,022	35,594	34,461
Average short-term combined consumer loans and fees receivable, gross (a)(c)	$106,007	$94,426	$90,890	$83,544
Ending short-term combined consumer loans and fees receivable, gross:
Company owned	$65,910	$60,140	$50,822	$56,298
Guaranteed by the Company(b)	29,643	34,915	35,389	36,263
Ending short-term combined consumer loans and fees receivable, gross (c)	$95,553	$95,055	$86,211	$92,561
Ending allowance and liability for losses	$19,726	$19,829	$18,857	$15,899
Short-term consumer loan ratios:
Cost of revenue as a % of average short-term combined consumer loans and fees receivable, gross(a)(c)	15.4%	20.8%	20.8%	17.9%
Charge-offs (net of recoveries) as a % of average short-term combined consumer loans and fees receivable, gross (a)(c)	18.1%	20.9%	21.6%	21.3%
Gross profit margin	77.6%	70.1%	69.4%	73.5%
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(c)(d)	20.6%	20.9%	21.9%	17.2%

(a)	The average short-term combined consumer loans and fees receivable is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross, is determined using period-end balances.

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Short-term consumer loans:
Cost of revenue	$39,604	$37,069	$33,606	$25,678
Charge-offs (net of recoveries)	41,267	37,656	42,922	35,863
Average short-term combined consumer loans and fees receivable, gross:
Company owned(a)	136,087	125,106	108,032	84,651
Guaranteed by the Company(a)(b)	39,520	32,457	35,951	36,369
Average short-term combined consumer loans and fees receivable, gross (a)(c)	$175,607	$157,563	$143,983	$121,020
Ending short-term combined consumer loans and fees receivable, gross:
Company owned	$128,100	$121,890	$96,505	$80,753
Guaranteed by the Company(b)	30,002	35,416	35,128	41,412
Ending short-term combined consumer loans and fees receivable, gross (c)	$158,102	$157,306	$131,633	$122,165
Ending allowance and liability for losses	$41,346	$40,772	$32,514	$22,513
Short-term consumer loan ratios:
Cost of revenue as a % of average short-term combined consumer loans and fees receivable, gross(a)(c)	22.6%	23.5%	23.3%	21.2%
Charge-offs (net of recoveries) as a % of average short-term combined consumer loans and fees receivable, gross (a)(c)	23.5%	23.9%	29.8%	29.6%
Gross profit margin	65.6%	64.0%	63.7%	67.6%
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(c)(d)	26.2%	25.9%	24.7%	18.4%

(a)	The average short-term combined consumer loans and fees receivable is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross, is determined using period-end balances.

Line of Credit Accounts

The cost of revenue as a percentage of average consumer loan balance for line of credit accounts exhibits a similar quarterly seasonal trend to short-term consumer loan loss rates as the ratio is typically lower in the first quarter and increases throughout the remainder of the year, peaking in the second half of the year with higher loan demand. The gross profit margin is generally lower for line of credit accounts because the highest levels of default are exhibited in the early stages of the account, while the revenue is recognized over the term of the account. As a result, particularly in periods of higher growth for line of credit account portfolios, as has been the case in recent years, the gross profit margin will be lower for this product than for our short-term loan products. The year over year decrease in the allowance for losses as a percentage of consumer loan balance was primarily due to the maturing of the line of credit portfolio which reflected a lower percentage of the portfolio in a delinquent status and a decline during the fourth quarter of 2014 in the average line of credit balance, primarily as a result of changes in business practices in the United Kingdom. We expect that this trend will continue as we discontinued offering line of credit accounts to new customers in the United Kingdom and effective January 1, 2015, we discontinued offering draws on existing accounts in the United Kingdom. Once U.K. customers have paid off their outstanding line of credit balance, they may apply for either a short-term or installment loan. We also expect to introduce additional short-term and installment loan products during 2015. We expect revenues from these new and existing products to offset the lost revenue from our discontinued line of credit offerings in the United Kingdom. See “—Recent Regulatory Developments—Financial Conduct Authority” for further discussion.

The following table includes information related only to line of credit accounts and shows our loss experience trends for line of credit accounts for each of the last eight quarters (in thousands):

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$23,913	$21,786	$25,913	$20,849
Charge-offs (net of recoveries)	26,602	27,211	24,292	23,381
Average consumer loan balance(a)	121,457	120,228	126,908	121,950
Ending consumer loan balance	119,004	122,409	128,275	118,680
Ending allowance for losses balance	$26,669	$21,579	$22,672	$19,749
Line of credit account ratios:
Cost of revenue as a % of average consumer loan balance(a)	19.7%	18.1%	20.4%	17.1%
Charge-offs (net of recoveries) as a % of average consumer loan balance(a)	21.9%	22.6%	19.1%	19.2%
Gross profit margin	67.3%	70.9%	68.0%	72.7%
Allowance for losses as a % of consumer loan balance(b)	22.4%	17.6%	17.7%	16.6%

(a)	The average consumer loan balance for line of credit accounts is the average of the month-end balances during the period.
(b)	Allowance for losses as a % of consumer loan balance is determined using period-end balances.

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$6,510	$9,964	$26,152	$29,682
Charge-offs (net of recoveries)	9,596	7,321	14,211	25,159
Average consumer loan balance(a)	39,558	45,629	79,757	110,439
Ending consumer loan balance	37,120	58,071	99,606	125,802
Ending allowance for losses balance	$9,479	$12,109	$24,405	$29,244
Line of credit account ratios:
Cost of revenue as a % of average consumer loan balance(a)	16.5%	21.8%	32.8%	26.9%
Charge-offs (net of recoveries) as a % of average consumer loan balance(a)	24.3%	16.0%	17.8%	22.8%
Gross profit margin	72.0%	64.8%	48.2%	56.7%
Allowance for losses as a % of consumer loan balance(b)	25.5%	20.9%	24.5%	23.2%

(a)	The average consumer loan balance for line of credit accounts is the average of the month-end balances during the period.
(b)	Allowance for losses as a % of consumer loan balance is determined using period-end balances.

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

The gross profit margin is generally lower for the installment loan product than for other loan products, primarily because the highest levels of default are exhibited in the early stages of the loan, while revenue is recognized over the term of the loan. In addition, installment loans typically have a higher average amount per loan. As a result, particularly in periods of higher growth for the installment loan portfolio, which has been the case in recent years, the gross profit margin is typically lower for this product than for our short-term consumer loan products. Another factor contributing to the lower gross profit margin is that the loan yield for installment loans is typically lower than the other loan products we offer. During 2014, we experienced higher gross profit margin than we experienced in 2013, primarily due to the maturing of the installment loan product, the growth of our near-prime installment loan products, and lower loan volumes for new and returning customers in the United Kingdom due to regulatory changes initiated in that market. The higher gross profit margin was also partially a result of a lower allowance for losses in 2014 compared to 2013 because the installment loan portfolio includes a higher percentage of customers with established payment histories in 2014 compared to 2013. New customers tend to have a higher risk of default than customers with a history of successfully repaying loans.

The following table includes information related only to our installment loans and shows our loss experience trends for installment loans for each of the last eight quarters (in thousands):

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Installment loans:
Cost of revenue	$26,203	$25,384	$28,070	$24,759
Charge-offs (net of recoveries)	29,899	26,818	25,620	23,509
Average installment combined consumer loan balances, gross:
Company owned(a)	175,198	171,043	186,298	201,799
Guaranteed by the Company(a)(b)	—	—	10	22
Average installment combined consumer loan balances, gross (a)(c)	$175,198	$171,043	$186,308	$201,821
Ending installment combined consumer loan balances, gross:
Company owned	$169,552	$177,211	$194,596	$213,581
Guaranteed by the Company(b)	—	—	40	7
Ending installment combined consumer loan balances, gross (c)	$169,552	$177,211	$194,636	$213,588
Ending allowance and liability for losses	$29,084	$27,967	$29,914	$30,876
Installment loan ratios:
Cost of revenue as a % of average installment combined consumer loan balances, gross(a)(c)	15.0%	14.8%	15.1%	12.3%
Charge-offs (net of recoveries) as a % of average installment combined consumer loan balances, gross (a)(c)	17.0%	15.7%	13.8%	11.6%
Gross profit margin	58.0%	58.3%	54.6%	59.8%
Allowance and liability for losses as a % of combined consumer loan balances, gross(c)(d)	17.2%	15.8%	15.4%	14.5%

(a)	The average installment combined consumer loan and fees receivable is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross, is determined using period-end balances.

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Installment loans:
Cost of revenue	$21,884	$23,127	$30,631	$31,145
Charge-offs (net of recoveries)	22,329	23,025	26,089	30,866
Average consumer loan balance(a)	120,035	122,339	146,142	168,588
Ending consumer loan balance	116,727	130,217	162,944	179,230
Ending allowance for losses balance	$26,403	$26,555	$32,077	$32,608
Installment loan ratios:
Cost of revenue as a % of average consumer loan balance(a)	18.2%	18.9%	21.0%	18.5%
Charge-offs (net of recoveries) as a % of average consumer loan balance(a)	18.6%	18.8%	17.9%	18.3%
Gross profit margin	49.8%	48.0%	44.1%	49.0%
Allowance for losses as a % of consumer loan balance(b)	22.6%	20.4%	19.7%	18.2%

(a)	The average consumer loan balance for installment loans is the average of the month-end balances during the period.
(b)	Allowance for losses as a % of consumer loan balance is determined using period-end balances.

Total Expenses

Total expenses increased $20.3 million, or 6.6%, to $328.0 million in 2014, compared to $307.7 million in 2013.

Marketing expense decreased to $127.8 million in 2014 compared to $135.3 million in 2013, primarily due to lower lead generation and pay-per-click advertising costs in the United Kingdom as a result of regulatory changes that led to lower loan volumes. The decline was partially offset by increased spend in our domestic markets. Direct mail and pay-per-click advertising increased while lead generation costs and television advertising declined in our domestic operations.

Operations and technology expense increased to $73.6 million in 2014 compared to $70.8 million in 2013, primarily due to higher personnel costs in our domestic operations resulting from higher loan volume.

General and administrative expense increased $23.5 million, or 27.8%, to $107.9 million in 2014 compared to $84.4 million in 2013, primarily due to higher incentive accruals resulting from our strong financial performance and the addition of new personnel in technology and analytics to support our growth, higher accounting and legal professional services expenses incurred in 2014 in conjunction with our separation from Cash America and certain other matters (see “—Separation from Cash America”) and higher regulatory expenses related to our U.K. operations (see “—Recent Regulatory Developments—Financial Conduct Authority”).

Depreciation and amortization expense increased $1.5 million, or 9.3%, in 2014 compared to 2013, primarily due to the acceleration of depreciation resulting from our planned office relocation of our headquarters in 2015.

Interest Expense, Net

On May 30, 2014, we issued and sold $500.0 million in aggregate principal amount of senior notes, or the Notes, in a private offering and terminated our credit agreement with Cash America. The Notes bear interest at a rate of 9.75% and were sold at a discount of the principal amount thereof to yield 10.0% to maturity. We used all of the net proceeds, or $479.0 million, of the Notes offering to repay all of our intercompany indebtedness due to Cash America, which was $361.4 million as of May 30, 2014, and the remaining net proceeds were used to pay a significant portion of a $122.4 million cash dividend to Cash America, of which $120.7 million was paid on May 30, 2014 and $1.7 million was paid on June 30, 2014. Prior to issuing the Notes, we utilized affiliate borrowing agreements with Cash America for all borrowing arrangements. Pursuant to these agreements, interest was charged at a base rate plus an applicable margin.

Interest expense, net increased $18.7 million, or 94.4%, to $38.5 million in 2014 compared to $19.8 million in 2013. The increase was due to an increase in the weighted average interest rate on our outstanding debt to 8.11% in 2014 from 4.72% in 2013, and an increase in the average amount of debt outstanding, which increased $40.8 million to $452.3 million during 2014 from $411.5 million during 2013.

Provision for Income Taxes

Provision for income taxes increased $21.2 million, or 48.7%, to $64.8 million in 2014 compared to $43.6 million in 2013. The increase was primarily due to a 45.1% increase in income before income taxes and an increase in the effective tax rate to 36.7% in 2014 from 35.8% in 2013, primarily due to nondeductible expenses related to the Spin-off.

Net Income

Net income increased $33.7 million, or 43.1% to $111.7 million in 2014 compared to $78.0 million in 2013. The increase was primarily due to the growth of our line of credit account and installment loan products in the United States and stricter underwriting standards in the United Kingdom that bolstered our U.K. loan portfolio performance.

YEAR ENDED 2013 COMPARED TO YEAR ENDED 2012

Revenue and Gross Profit

Revenue increased $104.4 million, or 15.8%, to $765.3 million for 2013 as compared to $660.9 million for 2012. The increase in revenue is primarily due to the expansion of our line of credit account and installment loan portfolios in the United States and the United Kingdom.

Our gross profit increased by $77.8 million to $450.3 million in 2013 from $372.5 million in 2012, primarily due to the growth and the composition of the consumer loan portfolio in our domestic and international operations. Our consolidated gross profit margin increased to 58.8% in 2013 from 56.4% in 2012, primarily because our consumer loan portfolios had a higher percentage of customers with established payment histories during 2013 as compared to 2012.

The following table sets forth the components of revenue and gross profit, separated between domestic and international, in 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012	$ Change	% Change
Revenue by product:
Short-term loans	$389,706	$459,835	$(70,129)	(15.3)%
Line of credit accounts	170,496	73,532	96,964	131.9%
Installment loans	203,924	126,202	77,722	61.6%
Total consumer loan revenue	764,126	659,569	104,557	15.9%
Other	1,197	1,359	(162)	(11.9)%
Total revenue	$765,323	$660,928	$104,395	15.8%

Revenue by product (% to total):
Short-term loans	50.9%	69.6%
Line of credit accounts	22.3%	11.1%
Installment loans	26.6%	19.1%
Total consumer loan revenue	99.8%	99.8%
Other	0.2%	0.2%
Total revenue	100.0%	100.0%

	Year Ended December 31,
	2013	2012	$ Change	% Change
Domestic:
Revenue	$395,549	$334,066	$61,483	18.4%
Cost of revenue	157,344	144,455	12,889	8.9%
Gross profit	238,205	189,611	48,594	25.6%
Gross profit margin	60.2%	56.8%	3.4%	6.0%
International:
Revenue	$369,774	$326,862	$42,912	13.1%
Cost of revenue	157,708	144,019	13,689	9.5%
Gross profit	212,066	182,843	29,223	16.0%
Gross profit margin	57.4%	55.9%	1.5%	2.7%
Total:
Revenue	$765,323	$660,928	$104,395	15.8%
Cost of revenue	315,052	288,474	26,578	9.2%
Gross profit	450,271	372,454	77,817	20.9%
Gross profit margin	58.8%	56.4%	2.4%	4.3%

Consumer Loan Balances

The outstanding combined portfolio balance of consumer loans, net of allowances and liabilities for losses, increased $68.8 million, or 25.1%, to $342.8 million at December 31, 2013 from $274.0 million at December 31, 2012, primarily due to increased demand for line of credit account and installment loan products in both domestic and international markets, partially offset by a decrease in demand for short-term loans.

The combined consumer loan balance includes $385.8 million and $310.7 million at December 31, 2013 and 2012, respectively, of our owned consumer loan balances, before the allowance for losses of $82.3 million and $82.4 million, respectively, which have both been provided in the consolidated financial statements at December 31, 2013 and 2012, respectively. The combined consumer loan balance also includes $41.4 million and $48.2 million at December 31, 2013 and 2012, respectively, of consumer loan balances that are guaranteed by us and are not included in our financial statements. The liability for estimated losses related to the consumer loan balances we guarantee of $2.0 million and $2.6 million has been included in “Accounts payable and accrued expenses” in the consolidated financial statements at December 31, 2013 and 2012, respectively.

The following tables summarize the consumer loan balances as of December 31, 2013 and 2012 (in thousands):

	As of December 31,
	2013			2012
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending consumer loan balances:
Short-term loans	$80,753	$41,412	$122,165	$146,472	$48,207	$194,679
Line of credit accounts	125,802	—	125,802	42,700	—	42,700
Installment loans	179,230	—	179,230	121,570	—	121,570
Total ending loan balance, gross	385,785	41,412	427,197	310,742	48,207	358,949
Less: Allowance and liabilities for losses(a)	(82,318)	(2,047)	(84,365)	(82,352)	(2,624)	(84,976)
Total ending loan balance, net	$303,467	$39,365	$342,832	$228,390	$45,583	$273,973
Allowance and liability for losses as a % of consumer loan balances, gross	21.3%	4.9%	19.7%	26.5%	5.4%	23.7%

	As of December 31,
	2013			2012
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending consumer loan balances:
Total domestic, gross	$175,309	$41,412	$216,721	$126,147	$44,261	$170,408
Total international, gross	210,476	—	210,476	184,595	3,946	188,541
Total ending loan balance, gross	$385,785	$41,412	$427,197	$310,742	$48,207	$358,949

(a)	GAAP measure. The consumer loan balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(b)	Except for allowance and liability for estimated losses, amounts represent non-GAAP measures.

Average Amount Outstanding per Consumer Loan

The following table shows the average amount outstanding per consumer loan by product at December 31, 2013 and 2012:

	As of December 31,
	2013	2012
Average amount outstanding per consumer loan (in ones)(a)
Short-term loans(b)	$566	$606
Line of credit accounts	777	758
Installment loans	1,094	963
Total consumer loans(b)	$789	$712

(a)	The disclosure regarding the average amount per consumer loan is statistical data that is not included in our financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our financial statements.

The average amount outstanding per consumer loan increased to $789 from $712 during 2014 compared to 2013, mainly due to a greater mix in 2014 of line of credit accounts and installment loans, which have higher average amounts outstanding per loan relative to short-term loans. This increase was partially offset by a decrease in short-term loans, which have a lower average loan amount outstanding relative to line of credit accounts and installment loans.

Average Consumer Loan Written

The following table shows the average amount per consumer loan by product for 2013 compared to 2012:

	Year Ended
	December 31,
	2013	2012
Average amount per consumer loan (in ones)(a)
Short-term loans(b)	$529	$541
Line of credit accounts(c)	299	279
Installment loans	1,173	1,100
Total consumer loans(b)	$529	$542

(a)	The disclosure regarding the average amount per consumer loan is statistical data that is not included in our financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.

The average amount per consumer loan decreased to $529 from $542 during 2013 compared to 2012, mainly due to a greater mix in 2013 of line of credit accounts, which have lower average amounts per loan relative to short-term loans. This decrease was partially offset by an increase in installment loans, which have a higher average loan amount relative to short-term loans.

CONSUMER LOAN LOSS EXPERIENCE

The allowance and liability for estimated losses as a percentage of combined consumer loans and fees receivable decreased to 19.7% in 2013 from 23.7% in 2012, primarily due to improved performance of the consumer loan portfolios, partially related to the maturing of our product offerings, such as line of credit accounts and installment loans, to include a higher percentage of customers with established payment histories.

The cost of revenue in 2013 was $315.0 million, which was composed of $315.6 million related to our owned consumer loans, offset by a $0.6 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. The cost of revenue in 2012 was $288.5 million, which was composed of $288.1 million related to our owned consumer loans and $0.4 million related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $316.3 million and $266.6 million in 2013 and 2012, respectively.

The following tables show consumer loan balances and fees receivable and the relationship of the allowance and liability for losses to the combined balances of consumer loans by quarter for the years ended December 31, 2013 and 2012 (in thousands):

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Consumer loan balances and fees receivable:
Gross - Company owned	$281,947	$310,178	$359,055	$385,785
Gross - Guaranteed by the Company(a)	30,002	35,416	35,128	41,412
Combined consumer loans and fees receivable, gross(b)	311,949	345,594	394,183	427,197
Allowance and liability for losses on consumer loans	77,231	79,436	88,996	84,365
Combined consumer loans and fees receivable, net(b)	$234,718	$266,158	$305,187	$342,832
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(b)	24.8%	23.0%	22.6%	19.7%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
(b)	Non-GAAP measure.

	2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Consumer loan balances and fees receivable:
Gross - Company owned	$212,363	$241,083	$280,832	$310,742
Gross - Guaranteed by the Company(a)	32,220	40,634	41,660	48,207
Combined consumer loans and fees receivable, gross(b)	244,583	281,717	322,492	358,949
Allowance and liability for losses on consumer loans	58,026	70,016	81,110	84,976
Combined consumer loans and fees receivable, net(b)	$186,557	$211,701	$241,382	$273,973
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(b)	23.7%	24.9%	25.2%	23.7%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
(b)	Non-GAAP measure.

Consumer Loan Loss Experience by Product

Management evaluates loss rates for all consumer loan products in our portfolio to determine credit quality and evaluate trends. For our products, we evaluate consumer loan losses as a percentage of the average consumer loan balance outstanding or the average combined consumer loan balance outstanding, whichever is applicable, for each portfolio.

Short-term Loans

The following tables include information related only to short-term consumer loans and show our loss experience trends for short-term consumer loans for 2013 and 2012 (in thousands):

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Short-term consumer loans:
Cost of revenue	$39,604	$37,069	$33,606	$25,678
Charge-offs (net of recoveries)	41,267	37,656	42,922	35,863
Average short-term combined consumer loans and fees receivable, gross:
Company owned(a)	136,087	125,106	108,032	84,651
Guaranteed by the Company(a)(b)	39,520	32,457	35,951	36,369
Average short-term combined consumer loans and fees receivable, gross (a)(c)	$175,607	$157,563	$143,983	$121,020
Ending short-term combined consumer loans and fees receivable, gross:
Company owned	$128,100	$121,890	$96,505	$80,753
Guaranteed by the Company(b)	30,002	35,416	35,128	41,412
Ending short-term combined consumer loans and fees receivable, gross (c)	$158,102	$157,306	$131,633	$122,165
Ending allowance and liability for losses	$41,346	$40,772	$32,514	$22,513
Short-term consumer loan ratios:
Cost of revenue as a % of average short-term combined consumer loans and fees receivable, gross(a)(c)	22.6%	23.5%	23.3%	21.2%
Charge-offs (net of recoveries) as a % of average short-term combined consumer loans and fees receivable, gross (a)(c)	23.5%	23.9%	29.8%	29.6%
Gross profit margin	65.6%	64.0%	63.7%	67.6%
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(c)(d)	26.2%	25.9%	24.7%	18.4%

(a)	The average short-term combined consumer loans and fees receivable is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
(c)	Non-GAAP measure.

(d)	Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross, is determined using period-end balances.

	2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Short-term consumer loans:
Cost of revenue	$40,786	$44,692	$44,428	$47,146
Charge-offs (net of recoveries)	47,427	39,565	46,346	45,444
Average short-term combined consumer loans and fees receivable, gross:
Company owned(a)	132,183	126,464	132,083	134,997
Guaranteed by the Company(a)(b)	37,392	36,991	41,800	43,670
Average short-term combined consumer loans and fees receivable, gross (a)(c)	$169,575	$163,455	$173,883	$178,667
Ending short-term combined consumer loans and fees receivable, gross:
Company owned	$124,971	$130,058	$133,396	$146,472
Guaranteed by the Company(b)	32,220	40,634	41,660	48,207
Ending short-term combined consumer loans and fees receivable, gross (c)	$157,191	$170,692	$175,056	$194,679
Ending allowance and liability for losses	$39,366	$43,785	$42,995	$44,566
Short-term consumer loan ratios:
Cost of revenue as a % of average short-term combined consumer loans and fees receivable, gross(a)(c)	24.1%	27.3%	25.6%	26.4%
Charge-offs (net of recoveries) as a % of average short-term combined consumer loans and fees receivable, gross (a)(c)	28.0%	24.2%	26.7%	25.4%
Gross profit margin	62.8%	60.1%	62.2%	60.9%
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(c)(d)	25.0%	25.7%	24.6%	22.9%

(a)	The average short-term combined consumer loans and fees receivable is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross, is determined using period-end balances.

Line of Credit Accounts

The following tables include information related only to line of credit accounts and show our loss experience trends for line of credit accounts for 2013 and 2012 (in thousands):

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$6,510	$9,964	$26,152	$29,682
Charge-offs (net of recoveries)	9,596	7,321	14,211	25,159
Average consumer loan balance(a)	39,558	45,629	79,757	110,439
Ending consumer loan balance	37,120	58,071	99,606	125,802
Ending allowance for losses balance	$9,479	$12,109	$24,405	$29,244
Line of credit account ratios:
Cost of revenue as a % of average consumer loan balance(a)	16.5%	21.8%	32.8%	26.9%
Charge-offs (net of recoveries) as a % of average consumer loan balance(a)	24.3%	16.0%	17.8%	22.8%
Gross profit margin	72.0%	64.8%	48.2%	56.7%
Allowance for losses as a % of consumer loan balance(b)	25.5%	20.9%	24.5%	23.2%

(a)	The average consumer loan balance for line of credit accounts is the average of the month-end balances during the period.
(b)	Allowance for losses as a % of consumer loan balance is determined using period-end balances.

	2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$3,718	$6,554	$11,363	$14,616
Charge-offs (net of recoveries)	3,625	3,460	6,736	13,588
Average consumer loan balance(a)	20,892	25,115	37,207	42,485
Ending consumer loan balance	20,112	30,595	42,362	42,700
Ending allowance for losses balance	$3,815	$6,909	$11,537	$12,565
Line of credit account ratios:
Cost of revenue as a % of average consumer loan balance(a)	17.8%	26.1%	30.5%	34.4%
Charge-offs (net of recoveries) as a % of average consumer loan balance(a)	17.4%	13.8%	18.1%	32.0%
Gross profit margin	68.1%	54.1%	52.3%	38.6%
Allowance for losses as a % of consumer loan balance(b)	19.0%	22.6%	27.2%	29.4%

(a)	The average consumer loan balance for line of credit accounts is the average of the month-end balances during the period.
(b)	Allowance for losses as a % of consumer loan balance is determined using period-end balances.

Installment Loans

The following tables include information related only to installment loans and show our loss experience trends for installment loans for 2013 and 2012 (in thousands):

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Installment loans:
Cost of revenue	$21,884	$23,127	$30,631	$31,145
Charge-offs (net of recoveries)	22,329	23,025	26,089	30,866
Average consumer loan balance(a)	120,035	122,339	146,142	168,588
Ending consumer loan balance	116,727	130,217	162,944	179,230
Ending allowance for losses balance	$26,403	$26,555	$32,077	$32,608
Installment loan ratios:
Cost of revenue as a % of average consumer loan balance(a)	18.2%	18.9%	21.0%	18.5%
Charge-offs (net of recoveries) as a % of average consumer loan balance(a)	18.6%	18.8%	17.9%	18.3%
Gross profit margin	49.8%	48.0%	44.1%	49.0%
Allowance for losses as a % of consumer loan balance(b)	22.6%	20.4%	19.7%	18.2%

(a)	The average consumer loan balance for installment loans is the average of the month-end balances during the period.
(b)	Allowance for losses as a % of consumer loan balance is determined using period-end balances.

	2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Installment loans:
Cost of revenue	$13,707	$15,913	$22,137	$23,425
Charge-offs (net of recoveries)	11,623	11,098	15,498	22,100
Average consumer loan balance(a)	64,327	73,860	94,078	111,479
Ending consumer loan balance	67,281	80,430	105,074	121,570
Ending allowance for losses balance	$14,844	$19,322	$26,577	$27,845
Installment loan ratios:
Cost of revenue as a % of average consumer loan balance(a)	21.3%	21.5%	23.5%	21.0%
Charge-offs (net of recoveries) as a % of average consumer loan balance(a)	18.1%	15.0%	16.5%	19.8%
Gross profit margin	37.9%	38.4%	38.6%	44.5%
Allowance for losses as a % of consumer loan balance(b)	22.1%	24.0%	25.3%	22.9%

(a)	The average consumer loan balance for installment loans is the average of the month-end balances during the period.

(b)	Allowance for losses as a % of consumer loan balance is determined using period-end balances.

Total Expenses

Total expenses increased $49.4 million, or 19.1%, to $307.7 million in 2013, compared to $258.3 million in 2012.

Marketing expenses increased $26.5 million, or 24.4%, to $135.3 million in 2013 compared to $108.8 million in 2012, primarily due to continuing efforts to expand our customer base in both domestic and international markets.

Operations and technology expense increased $7.3 million, or 11.4%, to $70.8 million in 2013 compared to $63.5 million in 2012, primarily due to increased personnel, software maintenance and loan underwriting and processing expenses.

General and administrative expense increased $11.7 million, or 16.1%, to $84.4 million in 2013 compared to $72.7 million in 2012, primarily due to the addition of new personnel to support our growth, higher incentive accruals due to strong financial performance and higher legal expenses. These increases were partially offset by a $0.6 million decrease in expenses allocated from Cash America reflecting lower allocated corporate services costs.

Depreciation and amortization expense increased $3.8 million, or 29.2%, in 2013 compared to 2012, primarily due to increased expenditures for capitalized software and equipment to support product innovations and the acceleration of depreciation related to the phase-out of certain loan platforms in 2013.

Interest Expense, Net

Interest expense, net decreased $1.2 million, or 5.8%, to $19.8 million in 2013, compared to $21.0 million in 2012. The decrease was mainly due to a decrease in our weighted-average interest rate to 4.7% in 2013 from 5.0% in 2012 and, to a lesser extent, a decrease in the average amount of debt outstanding to $411.5 million in 2013 from $416.2 million in 2012.

Provision for Income Taxes

Provision for income taxes increased $9.6 million, or 28.3%, to $43.6 million in 2013 compared to $34.0 million in 2012. The increase was primarily due to a 31.0% increase in income before income taxes, partially offset by a decrease in the effective tax rate to 35.8% in 2013 from 36.6% in 2012.

Net Income

Net income increased $19.1 million, or 32.6%, to $78.0 million in 2013 compared to $58.9 million in 2012. The increase was primarily due to the growth of our installment loan and line of credit account products in the United States and United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

Historically, we have generated significant cash flow through normal operating activities for funding both short-term and long-term needs. Our near-term liquidity is managed to ensure that adequate resources are available to fund our seasonal working capital growth, which is driven by demand for our loan products. In addition to operating cash flows, liquidity was historically provided by affiliate advances from Cash America that were evidenced through borrowings under an intercompany credit agreement with Cash America. Our credit agreement with Cash America, which has been terminated, permitted us to borrow, repay and re-borrow funds from Cash America on a revolving credit basis in a maximum amount equal to $450 million. On May 14, 2014, we entered into our credit agreement as further described below under “Credit Agreement.” On May 30, 2014 we issued and sold the Notes, as further discussed below under “Senior Notes.” As of December 31, 2014, our available borrowings under the Credit Agreement were $68.4 million. We expect that our operating needs will be satisfied by a combination of cash flows from operations and borrowings under our Credit Agreement.

As of December 31, 2014, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending to consumers that would reduce cash outflow requirements while increasing cash inflows through repayments of consumer loans. Additional alternatives may include the securitization or sale of assets and reductions in capital spending which could be expected to generate additional liquidity.

Credit Agreement

On May 14, 2014, we and certain of our domestic subsidiaries, as guarantors, entered into a credit agreement with Jefferies Finance LLC, as administrative agent, and Jefferies Group LLC, as lender, or the Credit Agreement. The Credit Agreement provides for our unsecured revolving line of credit in an aggregate principal amount of up to $75.0 million, including a multi-currency sub-facility that gives us the ability to borrow up to $25.0 million that may be specified in foreign currencies subject to the terms and conditions of the Credit Agreement. The Credit Agreement contains customary representations and warranties and covenants (including financial maintenance covenants) and permits dividends only if certain conditions are met, including that the aggregate amount of certain restricted payments under the Credit Agreement (including dividends on our common stock) may not exceed $35 million plus 50% of our cumulative net income (as defined in the Credit Agreement) after June 30, 2014.

Our revolving line of credit may be used for our and our subsidiaries’ general corporate purposes, including possible acquisitions. Interest on the loans borrowed under the Credit Agreement will be charged, at our option, at either LIBOR for one week or one-, two-, three- or six-month periods, as selected by us, plus a margin varying from 2.50% to 3.75% or at the agent’s base rate plus a margin varying from 1.50% to 2.75%. The margin for the Credit Agreement borrowings is dependent on our cash flow leverage ratios. We will also be required to pay a fee on the unused portion of the line of credit ranging from 0.25% to 0.50% (0.375% as of December 31, 2014) based on our cash flow leverage ratios. Our Credit Agreement will mature on June 30, 2017. No loans were outstanding under the Credit Agreement as of December 31, 2014.

The Credit Agreement also includes a sub-limit of up to $20.0 million for standby or commercial letters of credit. In the event that an amount is paid by the issuing bank under a letter of credit, it will be due and payable by us on demand. Pursuant to the terms of the Credit Agreement, we agree to pay fees equal to the LIBOR margin per annum on the undrawn amount of each outstanding standby letter of credit plus a one-time commercial letter of credit fee of 0.20% of the face amount of each commercial letter of credit plus 0.25% per annum on the average daily amount of the total letter of credit exposure. We had standby letters of credit of $6.6 million under our Credit Agreement as of December 31, 2014.

Senior Notes

On May 30, 2014, we issued and sold the Notes. The Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended, or the Securities Act, and outside the United States pursuant to Regulation S under the Securities Act.

We used all of the net proceeds, or $479.0 million, of the Notes offering to repay all of our intercompany indebtedness due to Cash America, which was $361.4 million as of May 30, 2014, and the remaining net proceeds were used to pay a significant portion of $122.4 million in cash dividends we paid to Cash America, of which $120.7 million was paid on May 30, 2014 and $1.7 million was paid on June 30, 2014.

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

The Indenture contains certain covenants that, among other things, limit our and certain of our subsidiaries’ ability to incur additional debt, acquire or create new subsidiaries, create liens, engage in certain transactions with affiliates and consolidate or merge with or into other companies. The Indenture generally restricts the issuance of dividends other than those made pursuant to a $35 million restricted payment basket and except to the extent the pro forma fixed charge coverage ratio (as defined in the Indenture) would be at least 2.0 to 1.0. In addition, we will be entitled to pay dividends in an amount generally equal to 50% of our consolidated net income (as defined in the Indenture) from April 1, 2014 plus any contribution to equity or proceeds from sales of equity; provided that such amount will be reduced to the extent of certain other restricted payments.

The Notes are redeemable at our option, in whole or in part, (i) at any time prior to June 1, 2017 at 100% of the aggregate principal amount of Notes redeemed plus the applicable “make whole” redemption price specified in the Indenture, plus accrued and unpaid interest, if any, to the redemption date and (ii) at any time on or after June 1, 2017 at a premium specified in the Indenture that will decrease over time as described in the Indenture, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to June 1, 2017, we may redeem from time to time up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 109.75% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date with the proceeds from certain equity offerings as described in the Indenture. If a change of control occurs, as that term is defined in the Indenture, the holders of the Notes will have the right, subject to certain conditions, to require Enova to repurchase their Notes at a purchase price equal to 101% of the aggregate principal amount of Notes repurchased plus accrued and unpaid interest, if any, as of the date of repurchase. The Spin-off did not constitute a change of control under the Indenture.

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

Financial Conduct Authority

See “—Recent Regulatory Developments—Financial Conduct Authority” for a discussion of changes we made to our U.K business practices in response to the requirements of the FCA and the cap on the total cost of credit in the United Kingdom. Our U.K. operations have experienced a decline in working capital necessary to operate our U.K. consumer loan business as consumer loans outstanding, revenue and cost of revenue declined during 2014 as we adjusted our business practices. In addition, we recently made the cost of credit cap changes to our products based on the final rule issued on November 11, 2014, which became effective on January 2, 2015. It is possible that the rule change could have a significant effect on the results of our U.K. operations.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash flows provided by operating activities	$429,935	$438,298	$375,508
Cash flows used in investing activities
Consumer loans	(291,246)	(388,867)	(346,467)
Property and equipment additions	(13,284)	(14,872)	(17,872)
Restricted cash deposit	(7,868)	—	—
Investment in non-marketable securities	(703)	—	(1,000)
Other	4	—	(178)
Total cash flows used in investing activities	(313,097)	(403,739)	(365,517)
Cash flows used in financing activities	(79,039)	(28,567)	(9,008)
Working capital	376,696	340,933	261,068
Current ratio	6.9x	7.9x	6.5x
Total debt to Adjusted EBITDA (a)	2.1x	2.6x	3.3x

(a)	Total debt to Adjusted EBITDA, a non-GAAP measure, is calculated using Adjusted EBITDA for the twelve months ended for the respective period indicated. See “—Non-GAAP Disclosure—Adjusted EBITDA.”

Cash Flows from Operating Activities

2014 comparison to 2013

Net cash provided by operating activities decreased $8.4 million, or 1.9%, to $429.9 million for 2014 from $438.3 million for 2013. The decrease was primarily driven by a $48.3 million decrease in cost of revenue, a non-cash expense, primarily because our consumer loan portfolios had a higher percentage of customers with established payment histories during 2014 as compared to 2013 and also due to stricter underwriting standards in our U.K. business during 2014, partially offset by a $33.7 million increase in net income.

Other significant changes in net cash provided by operating activities for 2014 compared to 2013 included cash flows from the following activities:

•

changes in finance and service charges on consumer loans resulted in a $9.4 million increase in net cash provided by operating activities, due to the decrease in consumer loan balances in the United Kingdom and

•	changes in non-cash affiliate interest expense resulted in a $12.2 million decrease in net cash provided by operating activities, due to the repayment of our affiliate line of credit.

2013 comparison to 2012

Net cash provided by operating activities increased $62.8 million, or 16.7%, to $438.3 million for 2013 from $375.5 million for 2012. The increase was primarily driven by a $19.2 million increase in net income during 2013 and a $26.6 million increase in the cost of revenue, a non-cash expense, primarily as a result of increased lending activity. Increases in outstanding customer loan balances immediately require an increase in the balance sheet reserve for potential loan losses and generate the cost of revenue, a non-cash expense, during the period. The related cash expense for uncollectible loans is captured as the difference in consumer loans originated or acquired and consumer loans repaid for those loans that are uncollectible. These amounts are reflected in the cash flows from investing activities.

Other significant changes in net cash provided by operating activities for 2013 compared to 2012 included cash flows from the following activities:

•

changes in deferred income taxes, net, resulted in a $7.7 million increase in net cash provided by operating activities, primarily due to increases in deferred tax liabilities related to amortizable intangible assets;

•

depreciation and amortization expense increased $3.9 million in 2013 compared to 2012, primarily due to increased expenditures for capitalized software and equipment to support product innovations and the acceleration of depreciation related to the phase-out of certain loan platforms in 2013; and

•

changes in accounts payable and accrued expenses resulted in a $3.1 million increase in net cash provided by operating activities, primarily due to the timing of payments of marketing and lead purchase costs.

Management believes cash flows from operations and available cash balances and borrowings will be sufficient to fund our future operating liquidity needs.

Cash Flows from Investing Activities

2014 comparison to 2013

Net cash used in investing activities decreased $90.6 million, or 22.5%, for 2014 compared to 2013, primarily due to a $97.6 million decrease in net cash invested in consumer loans due to a higher percentage of consumer loans repaid compared to consumer loans originated or acquired. The implementation of stricter affordability assessments and underwriting standards in the United Kingdom also contributed to this decrease in net cash used in investing activities. Also, a $7.9 million cash security deposit for a third-party service provider resulted in an increase in net cash used in investing activities.

Expenditures for property and equipment decreased $1.6 million to $13.3 million in 2014 compared to $14.9 million in 2013, primarily related to decreases in computer hardware expenditures. Management anticipates that total expenditures for property and equipment for the twelve months ended December 31, 2015 will be between $32 million and $37 million, primarily for expenses related to the relocation of our headquarters in Chicago, Illinois and continued development activities related to our technology platform and the purchase of computer hardware.

2013 comparison to 2012

Net cash used in investing activities increased $38.2 million, or 10.5%, for 2013 compared to 2012, primarily due to a $42.4 million increase in consumer loans originated or acquired, net of consumer loans repaid, primarily resulting from growth in our installment loan and line of credit account products.

Expenditures for property and equipment used $14.9 million of cash in 2013 compared to $17.9 million in 2012. The $3.0 million year-over-year decrease primarily related to reduced spending on leasehold improvements.

Cash Flows from Financing Activities

2014 comparison to 2013

Net cash used in financing activities increased $50.4 million to $79.0 million in 2014 from $28.6 million in 2013.

During 2014, we issued the Notes and entered into the Credit Agreement. We used all of the net proceeds of the Notes offering, or $479.0 million, to repay all of our intercompany indebtedness due to Cash America, which was $361.4 million as of May 30, 2014, and the remaining net proceeds were used to pay a significant portion of $122.4 million in cash dividends we paid to Cash America, of which $120.7 million was paid on May 30, 2014 and $1.7 million was paid on June 30, 2014. Also, we incurred $16.3 million of debt issuance costs in 2014 resulting from the issuance of the Notes and the Credit Agreement. See “—Senior Notes” and “—Credit Facility” above for additional information about the Notes and Credit Agreement, respectively. In addition, cash flows used in financing activities for 2014 reflects $70.3 million of net payments to Cash America (excluding the $361.4 million repayment on May 30, 2014) compared to $23.5 million of net payments in 2013.

2013 comparison to 2012

Net cash used in financing activities increased $19.6 million to $28.6 million in 2013 from $9.0 million in 2012. The increase was due to an increase in payments to Cash America on the affiliate line of credit primarily driven by the increase in net cash provided by operating activities.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations at December 31, 2014, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (dollars in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt (a)	$—	$—	$—	$—	$—	$500,000	$500,000
Interest on long-term debt (b)	48,750	48,750	48,750	48,750	48,750	73,125	316,875
Non-cancelable leases (c)	3,500	3,336	5,864	5,023	5,885	41,998	65,606
Total	$52,250	$52,086	$54,614	$53,773	$54,635	$615,123	$882,481

(a)	Represents obligations under the Notes. See “—Liquidity and Capital Resources—Senior Notes.”
(b)	Represents cash payments for interest on the Notes. See “—Liquidity and Capital Resources—Senior Notes.”
(c)

Represents obligations due under long-term operating leases. See Note 11 in the Notes to Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” in this report for further discussion of our operating lease obligations.

Off-Balance Sheet Arrangements

In certain markets, we arrange for consumers to obtain consumer loan products from independent third-party lenders through our CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loan. When a customer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan received by the customer from the third-party lender if the customer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default, which generally occurs after one payment is missed. As of December 31, 2014 and 2013, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $36.3 million and $41.4 million, respectively, which were guaranteed by us.

Prior to the Spin-off we and our domestic subsidiaries participated jointly and severally with certain subsidiaries of Cash America and guaranteed Cash America’s $196.5 million in aggregate principal amount of 5.75% Senior Notes due May 15, 2018 that were issued on May 15, 2013 and Cash America’s domestic and multi-currency line of credit due 2018. Under the provisions of Cash America’s debt agreements, we had liability in the event Cash America defaulted in its payment obligations or failed to comply with the covenants under the debt agreements or upon the occurrence of specified events contained in the debt agreements, including the event of bankruptcy, insolvency or reorganization of Cash America. These guarantees of Cash America’s debt agreements were released in connection with the consummation of the Spin-off, which occurred on November 13, 2014.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in foreign currency exchange rates. Currently, we periodically use forward currency exchange contracts to minimize risk of foreign currency exchange rate fluctuations in the United Kingdom and Australia. Our forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction loss” in our consolidated statements of income. The following table sets forth, by each foreign currency hedged, the notional amounts of forward currency exchange contracts as of December 31, 2014 and 2013, the total gains or losses recorded in 2014 and 2013, and sensitivity analysis of hypothetical 10% declines in the exchange rates of the currencies (U.S. dollars in thousands).

	Notional amount of outstanding contracts as of December 31, 2014	Gain/(loss) recorded in 2014(a)	Sensitivity Analysis(b)
British Pound	$112,593	$(307)	$(11,387)
Australian dollar	—	594	—
Total	$112,593	$287	$(11,387)

	Notional amount of outstanding contracts as of December 31, 2013	Gain/(loss) recorded in 2013(a)	Sensitivity Analysis(b)
British Pound	$76,760	$(2,212)	$(4,988)
Australian dollar	4,786	399	(312)
Total	$81,546	$(1,813)	$(5,300)

(a)	The gains (losses) on these derivatives substantially offset the (losses) gains on the hedged portion of international intercompany balances.
(b)	Represents the decrease to net income attributable to us due to a hypothetical 10% weakening of the foreign currency against the U.S. dollar.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Enova International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Enova International, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 20, 2015

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$75,106	$47,480
Consumer loans, net	323,611	303,467
Prepaid expenses and other assets	16,631	8,686
Deferred tax assets	25,427	30,914
Total current assets	440,775	390,547
Property and equipment, net	33,985	39,405
Goodwill	255,862	255,869
Intangible assets, net	39	45
Other assets	29,536	6,286
Total assets	$760,197	$692,152
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$57,277	$49,576
Income taxes currently payable	6,802	38
Total current liabilities	64,079	49,614
Deferred tax liabilities	47,953	45,306
Other liabilities	—	51
Long-term debt	494,181	424,133
Total liabilities	606,213	519,104
Commitments and contingencies
Stockholders' equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 33,000,000 shares issued and outstanding	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid in capital	294	—
Retained earnings	156,861	169,947
Accumulated other comprehensive (loss) income	(3,171)	3,101
Total stockholders' equity	153,984	173,048
Total liabilities and stockholders' equity	$760,197	$692,152

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue	$809,837	$765,323	$660,928
Cost of Revenue	266,787	315,052	288,474
Gross Profit	543,050	450,271	372,454
Expenses
Marketing	127,862	135,336	108,810
Operations and technology	73,573	70,776	63,505
General and administrative	107,875	84,420	72,690
Depreciation and amortization	18,732	17,143	13,272
Total Expenses	328,042	307,675	258,277
Income from Operations	215,008	142,596	114,177
Interest expense, net	(38,474)	(19,788)	(20,996)
Foreign currency transaction loss	(35)	(1,176)	(342)
Income before Income Taxes	176,499	121,632	92,839
Provision for income taxes	64,828	43,594	33,967
Net Income	$111,671	$78,038	$58,872
Earnings Per Share:
Earnings per common share:
Basic	$3.38	$2.36	$1.78
Diluted	$3.38	$2.36	$1.78
Weighted average common shares outstanding:
Basic	33,000	33,000	33,000
Diluted	33,008	33,000	33,000

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net Income	$111,671	$78,038	$58,872
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain(1)	(6,272)	2,367	1,487
Total other comprehensive (loss) gain, net of tax	(6,272)	2,367	1,487
Comprehensive Income	$105,399	$80,405	$60,359

(1)	Net of tax benefit (provision) of $4,011, $(1,322) and $(836) for the years ended December 31, 2014, 2013 and 2012, respectively.

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2011	33,000	$—	$—	$42,602	$(753)	$41,849
Net equity transactions with Cash America			—	(4,792)	—	(4,792)
Net income			—	58,872	—	58,872
Foreign currency translation gain, net of tax			—	—	1,487	1,487
Balance at December 31, 2012	33,000	$—	$—	$96,682	$734	$97,416
Net equity transactions with Cash America			—	(4,773)	—	(4,773)
Net income			—	78,038	—	78,038
Foreign currency translation gain, net of tax			—	—	2,367	2,367
Balance at December 31, 2013	33,000	$—	$—	$169,947	$3,101	$173,048
Stock-based compensation expense			294	—	—	294
Net equity transactions with Cash America			—	(2,373)	—	(2,373)
Net income			—	111,671	—	111,671
Dividend paid to Cash America ($3.71 per share)			—	(122,384)	—	(122,384)
Foreign currency translation loss, net of tax			—	—	(6,272)	(6,272)
Balance at December 31, 2014	33,000	$—	$294	$156,861	$(3,171)	$153,984

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities
Net Income	$111,671	$78,038	$58,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,732	17,143	13,272
Amortization of deferred loan costs and debt discount	1,949	—	—
Cost of revenue	266,787	315,052	288,474
Non-cash affiliate interest expense	7,629	19,788	20,996
Stock-based compensation	664	250	146
Deferred income taxes, net	12,145	5,238	(2,425)
Other	(199)	261	5
Changes in operating assets and liabilities:
Finance and service charges on consumer loans	3,695	(5,697)	(6,900)
Prepaid expenses and other assets	(7,607)	1,842	(200)
Accounts payable and accrued expenses	7,705	6,378	3,257
Current income taxes payable	6,764	5	11
Net cash provided by operating activities	429,935	438,298	375,508
Cash Flows from Investing Activities
Consumer loans originated or acquired	(1,298,008)	(1,344,851)	(1,140,215)
Consumer loans repaid	1,006,762	955,984	793,748
Purchases of property and equipment	(13,284)	(14,872)	(17,872)
Restricted cash deposit	(7,868)	—	—
Investment in non-marketable securities	(703)	—	(1,000)
Other investing activities	4	—	(178)
Net cash used in investing activities	(313,097)	(403,739)	(365,517)
Cash Flows from Financing Activities
Issuance of long-term debt	493,810	—	—
Dividend paid to Cash America	(122,384)	—	—
Debt issuance costs paid	(16,330)	—	—
Net equity transactions with Cash America	(2,373)	(5,023)	(4,938)
Payments on affiliate line of credit	(431,762)	(23,544)	(4,070)
Net cash used in financing activities	(79,039)	(28,567)	(9,008)
Effect of exchange rates on cash	(10,173)	3,940	2,154
Net increase in cash and cash equivalents	27,626	9,932	3,137
Cash and cash equivalents at beginning of year	47,480	37,548	34,411
Cash and cash equivalents at end of period	$75,106	$47,480	$37,548

See Notes to Consolidated Financial Statements

1. Separation from Cash America

On April 10, 2014, the Board of Directors of Cash America International, Inc., or (“Cash America”), authorized management to review potential strategic alternatives, including a tax-free spin-off, for the separation of Enova International, Inc. and its subsidiaries (collectively, the “Company”). After evaluating alternatives for the Company, Cash America’s management recommended that Cash America’s Board of Directors pursue a tax-free spin-off for the separation. On October 22, 2014, after receiving a private letter ruling from the Internal Revenue Service, an opinion from Cash America’s tax counsel and a solvency opinion from an independent financial advisor, Cash America’s Board of Directors approved the spin-off. The distribution of approximately 80% of the Company’s outstanding common stock occurred at 12:01 am ET on November 13, 2014 (the “Spin-off”). Cash America’s shareholders received 0.915 shares of the Company’s stock for every one share of Cash America common stock held at the close of business November 3, 2014, which was the record date for the distribution. Following the Spin-off, the Company became an independent, publicly traded company, and the Company’s shares of common stock are listed on the New York Stock Exchange under the symbol “ENVA.”

Since 2011, the Company has owned all of the assets and incurred all of the liabilities related to Cash America’s e-commerce business, with some limited exceptions, in which case such assets were transferred to the Company and such liabilities were assumed by the Company pursuant to a Separation and Distribution Agreement upon completion of the Spin-off. On the Spin-off date, the Company entered into several other agreements with Cash America that govern the relationship between the Company and Cash America after completion of the Spin-off and provide for the allocation between the Company and Cash America of various assets, liabilities, rights and obligations (including insurance and tax-related assets and liabilities). The Company’s guarantees of Cash America’s long-term indebtedness were also released in connection with the Spin-off. These agreements also include arrangements with respect to transitional services to be provided by Cash America to the Company and vice versa.

2. Nature of the Company

The Company operates an internet-based lending platform to serve customers in need of cash to fulfill their financial responsibilities. Through a network of direct and indirect marketing activities, the Company offers funds to its customers through a variety of unsecured consumer loan products. The business is operated strictly through the internet to provide a convenient, fully-automated financial solution to its customers. As of December 31, 2014, the Company offered or arranged loans to customers under the names “CashNetUSA,” “NetCredit” and “Headway Capital” in 35 states in the United States, under the names “QuickQuid,” “Pounds to Pocket” and “OnStride Financial” in the United Kingdom, under the name “DollarsDirect” in Australia and Canada, under the name “Simplic” in Brazil and under the name “YouXinYi” in China.

The Company originates, guarantees or purchases consumer and small business loans (collectively referred to as “consumer loans” throughout this discussion). Consumer loans provide customers with cash in their bank account or deposited onto a debit card, typically in exchange for an obligation to repay the amount advanced plus fees and/or interest. Consumer loans include short-term loans, line of credit accounts and installment loans.

Short-term loans include unsecured short-term loans written by the Company or by a third-party lender through the Company’s credit services organization and credit access business programs (“CSO programs” as further described below) that the Company guarantees. Line of credit accounts include draws made through the Company’s line of credit product. Installment loans are longer-term multi-payment loans that generally require the pay-down of portions of the outstanding principal balance in multiple installments.

Through the Company’s CSO programs the Company provides services related to a third-party lender’s consumer loan products in some markets by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under the CSO programs include credit-related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents (“CSO loans”). Under the CSO programs, the Company guarantees consumer loan payment obligations to the third-party lender in the event that the customer defaults on the loan. CSO loans are not included in the Company’s financial statements, but the Company has established a liability for the estimated losses in support of the guarantee on these loans in its consolidated balance sheets.

3. Significant Accounting Policies

Basis of Presentation

On September 7, 2011, Cash America formed a new company, Enova International, Inc. On September 13, 2011, Cash America contributed to the Company all of the stock of its wholly-owned subsidiary, Enova Online Services, Inc., in exchange for 33 million shares of the Company’s common stock.

The consolidated financial statements of the Company reflect the historical results of operations and cash flows of the Company during each respective period. The financial statements include goodwill and intangible assets arising from businesses previously acquired. Prior to the Spin-off, the financial statements also included the allocation of certain assets and liabilities that were historically held at the Cash America corporate level but which were specifically identifiable or allocable to the Company. Certain transactions with Cash America, such as stock-based compensation and foreign currency transactions, were considered to be effectively settled as net equity transactions with parent in “Retained earnings” in the consolidated balance sheets at the time the transaction was recorded. Prior to May 30, 2014, all intercompany transactions between the Company and Cash America were considered to be effectively settled in the financial statements at the time the transaction is recorded. The net effect of the settlement of these transactions was primarily reflected as a change in “Long-term debt” in the consolidated balance sheets. In addition, the historical financial statements include allocations of costs relating to certain functions historically provided by Cash America, including corporate services such as executive oversight, insurance and risk management, government relations, internal audit, treasury, licensing, and to a limited extent finance, accounting, tax, legal, human resources, compensation and benefits, compliance and support for certain information systems related to financial reporting. The expense allocations have been determined on a basis that Cash America and the Company consider to be reasonable reflections of the utilization of services provided by Cash America. Also see Note 15 for additional information on the Company’s relationship with Cash America. The financial information included herein may not be indicative of the consolidated financial position, operating results, changes in stockholders’ equity and cash flows of the Company in the future, or if the Company had been a separate company during the periods presented.

Use of Estimates

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for losses on consumer loans, goodwill, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, empirical data and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

Foreign Currency Translations

The functional currencies for the Company’s subsidiaries that serve residents of the United Kingdom, Australia, Canada and Brazil are the British pound, the Australian dollar, the Canadian dollar and the Brazilian real, respectively. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, and the resulting adjustments are recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) as a separate component of stockholders’ equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each period.

Cash and Cash Equivalents

The Company considers deposits in banks and short-term investments with original maturities of 90 days or less as cash and cash equivalents.

In 2014 the Company deposited $7.9 million in a deposit account with a third-party service provider as a security deposit. For an extended period of time the Company is restricted from drawing on these funds. This deposit has been included in “Other assets” in the consolidated balance sheets and reflected as “Restricted cash deposit” in the consolidated statement of cash flows.

Revenue Recognition

The Company recognizes consumer loan fees as revenue for each of the loan products it offers. “Revenue” in the consolidated statements of income include: interest income, finance charges, fees for services provided through the CSO programs (“CSO fees”), service charges, draw fees, minimum fees, late fees, nonsufficient funds fees and any other fees or charges permitted by applicable laws and pursuant to the agreement with the borrower. For short-term loans that the Company offers, interest and finance charges are recognized on an effective yield basis over the term of the loan, and fees are recognized when assessed to the customer. CSO fees are recognized on an effective yield basis over the term of the loan. For line of credit accounts, interest is recognized during the period based upon the balance outstanding and the contractual interest rate, and fees are recognized when assessed to the customer. For installment loans, revenue is recognized on an effective yield basis over the term of the loan and fees are recognized when assessed to the customer. Unpaid and accrued interest and fees are included in “Consumer loans, net” in the consolidated balance sheets.

Current and Delinquent Consumer Loans

The Company classifies its consumer loans as either current or delinquent. Short-term loans are considered delinquent when payment of an amount due is not made as of the due date. If a line of credit account or installment loan customer misses one payment, that payment is considered delinquent and the balance of the loan is considered current. The Company does not accrue interest on the delinquent payment portion of the loan but does continue to accrue interest on the remaining portion of the loan. If a line of credit account or installment loan customer does not make two consecutive payments, the entire account or loan is classified as delinquent. The Company allows for normal payment processing time before considering a loan delinquent but does not provide for any additional grace period.

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

Allowance and Liability for Estimated Losses on Consumer Loans

The Company monitors the performance of its consumer loan portfolio and maintains either an allowance or liability for estimated losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The allowance for losses on the Company’s owned consumer loans reduces the outstanding loan balance in the consolidated balance sheets. The liability for estimated losses related to loans guaranteed under the CSO programs is initially recorded at fair value and is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

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

The Company fully reserves and generally charges off consumer loans, including accrued interest and/or fees, once the loan or a portion of the loan has been classified as delinquent for 60 consecutive days. If a loan is deemed uncollectible before it is fully reserved, it is charged off at that point. Consumer loans classified as delinquent generally have an age of one to 59 days from the date any portion of the loan became delinquent, as defined above. Recoveries on loans previously charged to the allowance are credited to the allowance when collected.

Property and Equipment

Property and equipment is recorded at cost. The cost of property retired or sold and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the consolidated statements of income. Costs associated with repair and maintenance activities are expensed as incurred. Depreciation expense is generally provided on a straight-line basis, using the following estimated useful lives:

Computer hardware and software	2 to 5 years
Furniture, fixtures and equipment	3 to 7 years
Leasehold improvements (1)	2 to 10 years

(1)	Leasehold improvements are depreciated over the lesser of the estimated useful life, remaining lease term, or 10 years.

Software Development Costs

The Company applies Accounting Standards Codification (“ASC”) 350-40, Internal Use Software (“ASC 350-40”), to its software purchase and development activities. Under ASC 350-40, eligible internal and external costs incurred for the development of computer applications, as well as for upgrades and enhancements that result in additional functionality of the applications, are capitalized to “Property and equipment” on the consolidated balance sheets. Internal and external training and maintenance costs are charged to expense as incurred or over the related service period. When a software application is placed in service, the Company begins amortizing the related capitalized software costs using the straight-line method based on its estimated useful life, which currently ranges from two to five years.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”), the Company tests goodwill and intangible assets with an indefinite life for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company uses the income approach to complete its annual goodwill assessment. The income approach uses future cash flows and estimated terminal values for the Company that are discounted using a market participant perspective to determine the fair value, which is then compared to the carrying value to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. The Company completed its annual assessment of goodwill as of June 30, 2014 and determined that the fair value of its goodwill exceeded carrying value, and, as a result, no impairment existed at that date. Following the separation from Cash America, the Company completed an interim assessment of goodwill, including market capitalization and other qualitative factors, as of December 31, 2014. Consistent with the assessment completed as of June 30, 2014, no impairment existed as of December 31, 2014.

As of December 31, 2014, the Company had $255.9 million of goodwill, all of which is expected to be deductible for tax purposes.

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

The Company amortizes intangible assets subject to amortization on the basis of their expected periods of benefit, generally three to five years. The costs of start-up activities and organization costs are charged to expense as incurred.

Hedging and Derivatives Activity

The Company periodically uses foreign currency forward contracts, which are considered derivative instruments, to minimize the effects of foreign currency risk in the United Kingdom and Australia related to the operations of the Company. The forward contracts are not designated as hedges as defined by ASC 815, Derivatives and Hedging; therefore, any changes in the fair value of the forward contracts are recognized in “Foreign currency transaction loss” in the consolidated statements of income. See Note 14.

Non-Marketable Equity Securities

The Company accounts for its non-marketable equity securities in accordance with ASC 325, Investments—Other. Non-marketable equity securities are recorded on a cost basis. The Company evaluates non-marketable equity securities for impairment on a quarterly basis. If an impairment of an equity security is determined to be other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary-impairment is identified. Non-marketable equity securities are held in “Other assets” on the consolidated balance sheets.

As of December 31, 2014, the Company owned a $6.7 million investment in the preferred stock of a privately-held developing consumer financial services entity. The entity is not currently profitable and has historically funded its operations through a series of capital contributions from investors. The Company’s impairment evaluation of this investment as of December 31, 2014 determined that an impairment loss was not probable as of that date. The Company will continue to evaluate the impairment risk of this entity by monitoring and assessing the entity’s ability to raise capital or generate profits to fund its future operations.

Marketing Expenses

Marketing expenses consist of online marketing costs such as sponsored search and advertising on social networking sites, and offline marketing costs such as television, radio and direct mail advertising. In addition, marketing expenses include lead purchase costs paid to marketers in exchange for providing information or applications from potential customers interested in using the Company’s services. Online marketing and lead purchase costs are expensed as incurred. The production costs associated with offline marketing are expensed as incurred. Other marketing costs are expensed as incurred.

The Company also has an agreement with an independent third party pursuant to which the Company pays a portion of the net revenue received from the customers referred to the Company by such third party. Prior to the Spin-off, the Company had an arrangement with Cash America pursuant to which the Company paid either a lead purchase fee or a portion of the net revenue received from the customers referred to the Company by Cash America. These referral fees were included in “Marketing” in the consolidated statements of income.

Operations and Technology Expenses

Operations and technology expenses include all expenses related to the direct operations and technology infrastructure related to loan underwriting and processing. This includes call center and operations personnel costs, software maintenance expense, underwriting data from third-party vendors, and telephony costs.

General and Administrative Expenses

General and Administrative expenses primarily include the Company’s corporate personnel costs, as well as legal, occupancy, and other related costs. In addition, general and administrative expenses include expense allocations for certain corporate service functions historically provided by Cash America, such as executive oversight, insurance and risk management, government relations, internal audit, treasury, licensing, and to a limited extent finance, accounting, tax, legal, human resources, compensation and benefits, compliance and support for certain information systems related to financial reporting. Cash America allocated these expenses to the Company based on the Company’s share of Cash America’s corporate services expenses incurred for the consolidated entity. Actual corporate services costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. The Company believes that the expenses in these financial statements are reported on a basis that fairly represents the utilization of the services provided. These financial statements do not necessarily reflect the financial position or results of operations that would have existed if the Company had been operated as a stand-alone entity during the periods covered and may not be indicative of future results of operations and financial position. See Note 15 for additional information.

Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). In accordance with ASC 718, the Company recognizes compensation expense over the remaining vesting periods for stock-based awards. During the periods prior to the Spin-off, certain employees received stock-based compensation in the form of restricted stock units from Cash America. These awards are reflected in stock-based compensation or as a net equity transaction with Cash America in the Company’s statement of stockholders’ equity. During the year ended December 31, 2012, certain employees received performance-based stock awards. For these awards, compensation expense was originally based on the number of shares that would have vested if the Company achieved the level of performance that management estimated was the most probable outcome at the grant date. Throughout the requisite service period, management monitored the probability of achievement of the performance condition and adjusted stock-based compensation expense if necessary. See Note 13.

Income Taxes

The provision for income taxes is based on income before income taxes as reported for financial statement purposes. Deferred income taxes are provided for in accordance with the assets and liability method of accounting for income taxes in order to recognize the tax effects of temporary differences between financial statement and income tax accounting.

In the Company’s financial statements, income tax expense and deferred tax balances have been calculated on a separate tax return basis although prior to the Spin-off the Company’s operations were included as part of consolidated and unitary tax returns with Cash America and its affiliated companies. With the exception of certain entities outside of the United States, prior to the Spin-off, the Company settled its current tax balances with Cash America on a quarterly basis through an adjustment to its affiliate line of credit with Cash America.

The Company accounts for uncertainty in income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the consolidated financial statements and prescribes how such benefit should be measured. It also provides guidance on recognition adjustment, classification, accrual of interest and penalties, accounting in interim periods, disclosure and transition.

The Company performs an evaluation of the recoverability of its deferred tax assets on a quarterly basis. The Company establishes a valuation allowance if it is more likely than not (greater than 50 percent) that all or some portion of the deferred tax asset will not be realized. The Company analyzes several factors, including the nature and frequency of operating losses, the Company’s carryforward period for any losses, the reversal of future taxable temporary differences, the expected occurrence of future income or loss and the feasibility of available tax planning strategies to protect against the loss of deferred tax assets. See Note 10 for further discussion.

It is the Company’s policy to classify interest and penalties on income tax liabilities as interest expense and general and administrative expense, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year. Restricted stock units issued under the Company’s stock-based employee compensation plans are included in diluted shares upon the granting of the awards even though the vesting of shares will occur over time.

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income	$111,671	$78,038	$58,872
Denominator:
Total weighted average basic shares	33,000	33,000	33,000
Shares applicable to stock-based compensation	8	—	—
Total weighted average diluted shares	33,008	33,000	33,000
Net income – basic and diluted	$3.38	$2.36	$1.78

Stock options to purchase 1,425,196 shares were outstanding as of December 31, 2014, but were not included in the computation of diluted earnings per share because the options’ exercise price during the respective periods was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. There were no stock options outstanding as of December 31, 2013 and 2012.

Adopted Accounting Standards

In November 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-17, Business Combinations (Topic 805) – Pushdown Accounting (“ASU 2014-17”). The primary purpose of ASU 2014-17 is to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The amendments should reduce diversity in the timing and content of footnote disclosure. ASU 2014-17 is effective after November 18, 2014. The Company adopted ASU 2014-17 on November 18, 2014, and the adoption did not have a material effect on its financial position or results of operations.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The amendments in ASU 2014-08 change the criteria for reporting discontinued operations and enhance disclosures in this area. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income or loss attributable to a disposal of an individually significant component of an organization that does not qualify for discontinued operations presentation in the financial statements. The Company is required to adopt ASU 2014-08 prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted. The Company adopted ASU 2014-08 on June 30, 2014, and the adoption did not have a material effect on its financial position or results of operations.

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

Accounting Standards to be Adopted in Future Periods

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis (“ASU 2015-02”) which provides guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. In accordance with ASU 2015-02, all legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company is still assessing the potential impact of ASU 2015-02 on its financial position and results of operations.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is still assessing the potential impact of ASU 2014-09 on its financial position and results of operations.

4. Consumer Loans, Credit Quality Information and Allowances and Liabilities for Estimated Losses

Consumer loan fee revenue generated from the Company’s consumer loans for the years ended December 31, 2014, 2013 and 2012 was as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Interest and fees on short-term loans	$257,169	$389,706	$459,835
Interest and fees on line of credit accounts	305,118	170,496	73,532
Interest and fees on installment loans	246,700	203,924	126,202
Total consumer loan revenue	808,987	764,126	659,569
Other	850	1,197	1,359
Total Revenue	$809,837	$765,323	$660,928

The components of Company-owned consumer loan portfolio receivables at December 31, 2014 and 2013 were as follows (dollars in thousands):

	As of December 31, 2014
	Short-term	Line of Credit	Installment
	Loans	Accounts	Loans	Total
Current loans	$35,688	$110,519	$194,496	$340,703
Delinquent loans:
Delinquent payment amounts(1)	—	3,733	1,469	5,202
Loans on non-accrual status	20,610	4,428	17,616	42,654
Total delinquent loans	20,610	8,161	19,085	47,856
Total consumer loans, gross	56,298	118,680	213,581	388,559
Less: Allowance for losses	(14,324)	(19,749)	(30,875)	(64,948)
Consumer loans, net	$41,974	$98,931	$182,706	$323,611

	As of December 31, 2013
	Short-term	Line of Credit	Installment
	Loans	Accounts	Loans	Total
Current loans	$57,368	$112,969	$160,585	$330,922
Delinquent loans:
Delinquent payment amounts(1)	—	4,146	1,724	5,870
Loans on non-accrual status	23,385	8,687	16,921	48,993
Total delinquent loans	23,385	12,833	18,645	54,863
Total consumer loans, gross	80,753	125,802	179,230	385,785
Less: Allowance for losses	(20,466)	(29,244)	(32,608)	(82,318)
Consumer loans, net	$60,287	$96,558	$146,622	$303,467

(1)

Represents the delinquent portion of installment loans and line of credit account balances for customers that have only missed one payment. See Note 3 “Significant Accounting Policies-Current and Delinquent Consumer Loans” for additional information.

Changes in the allowance for losses for the Company-owned loans and the liability for estimated losses on the Company’s guarantees of third-party lender-owned loans through the CSO programs for the years ended December 31, 2014, 2013 and 2012 were as follows (dollars in thousands):

	Year Ended December 31, 2014
	Short-term	Line of Credit	Installment
	Loans	Accounts	Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$20,466	$29,244	$32,608	$82,318
Cost of revenue	70,382	92,461	104,415	267,258
Charge-offs	(105,129)	(119,428)	(129,466)	(354,023)
Recoveries	28,785	17,943	23,619	70,347
Effect of foreign currency translation	(180)	(471)	(301)	(952)
Balance at end of period	$14,324	$19,749	$30,875	$64,948
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$2,047	$—	$—	$2,047
(Decrease) increase in liability	(472)	—	1	(471)
Balance at end of period	$1,575	$—	$1	$1,576

	Year Ended December 31, 2013
	Short-term	Line of Credit	Installment
	Loans	Accounts	Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$41,942	$12,565	$27,845	$82,352
Cost of revenue	136,534	72,308	106,787	315,629
Charge-offs	(192,504)	(63,001)	(116,853)	(372,358)
Recoveries	34,796	6,714	14,544	56,054
Effect of foreign currency translation	(302)	658	285	641
Balance at end of period	$20,466	$29,244	$32,608	$82,318
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$2,624	$—	$—	$2,624
Decrease in liability	(577)	—	—	(577)
Balance at end of period	$2,047	$—	$—	$2,047

	Year Ended December 31, 2012
	Short-term	Line of Credit	Installment
	Loans	Accounts	Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$42,880	$3,723	$12,451	$59,054
Cost of revenue	176,701	36,251	75,182	288,134
Charge-offs	(210,557)	(31,399)	(65,493)	(307,449)
Recoveries	31,675	3,990	5,174	40,839
Effect of foreign currency translation	1,243	—	531	1,774
Balance at end of period	$41,942	$12,565	$27,845	$82,352
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$2,284	$—	$—	$2,284
Increase in liability	340	—	—	340
Balance at end of period	$2,624	$—	$—	$2,624

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of December 31, 2014 and 2013, the amount of consumer loans guaranteed by the Company was $36.3 million and $41.4 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $1.6 million and $2.0 million as of December 31, 2014 and 2013, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

5. Property and Equipment

As an online financial services provider, a significant amount of capital is invested in developing computer software and systems infrastructure.

Major classifications of property and equipment at December 31, 2014 and 2013 were as follows (dollars in thousands):

	As of December 31, 2014
	Cost	Accumulated Depreciation	Net
Computer Software	$54,966	$(32,117)	$22,849
Furniture, fixtures and equipment	26,690	(19,245)	7,445
Leasehold improvements	14,587	(10,896)	3,691
Total	$96,243	$(62,258)	$33,985

	As of December 31, 2013
	Cost	Accumulated Depreciation	Net
Computer Software	$56,511	$(35,014)	$21,497
Furniture, fixtures and equipment	25,077	(14,034)	11,043
Leasehold improvements	14,287	(7,422)	6,865
Total	$95,875	$(56,470)	$39,405

The Company capitalized internal software development costs of $8.6 million, $6.6 million and $8.1 million during 2014, 2013 and 2012, respectively.

The Company recognized depreciation expense of $18.7 million, $17.0 million and $13.0 million during 2014, 2013 and 2012, respectively.

6. Goodwill and Other Intangible Assets

Goodwill is tested for impairment at least annually. See Note 3 for further discussion.

Goodwill

Changes in the carrying value of goodwill for the years ended December 31, 2014 and 2013 were as follows (dollars in thousands):

Balance as of January 1, 2013	$255,875
Effect of foreign currency translation	(6)
Balance as of December 31, 2013	$255,869
Effect of foreign currency translation	(7)
Balance as of December 31, 2014	$255,862

Acquired Intangible Assets

Acquired intangible assets that are subject to amortization as of December 31, 2014 and 2013, were as follows (dollars in thousands):

	As of December 31, 2014
	Cost	Accumulated Amortization	Net
Customer Relationships	$2,739	$(2,739)	$—
Lead provider relationships	2,489	(2,489)	—
Trademarks	406	(367)	39
Total	$5,634	$(5,595)	$39

	As of December 31, 2013
	Cost	Accumulated Amortization	Net
Customer Relationships	$2,743	$(2,727)	$16
Lead provider relationships	2,489	(2,489)	—
Trademarks	372	(343)	29
Total	$5,604	$(5,559)	$45

Non-competition agreements are amortized over the applicable terms of the contract. Customer and lead provider relationships are generally amortized over three to five years based on the pattern of economic benefits provided. Trademarks are generally amortized over three years on a straight-line basis.

Amortization

Amortization expense for acquired intangible assets was $45 thousand, $0.1 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Estimated future amortization expense for the years ended December 31, is as follows (dollars in thousands):

YEAR	AMOUNT
2015	$16
2016	13
2017	10
Total	$39

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2014 and 2013, were as follows (dollars in thousands):

	As of December 31,
	2014	2013
Trade accounts payable	$25,512	$18,660
Accrued payroll and fringe benefits	17,709	17,874
Accrued interest payable	4,063	—
Accrual for consumer loan payments rejected for non-sufficient funds	3,650	4,971
Deferred fees on third-party consumer loans	3,630	4,573
Liability for losses on third-party lender owned consumer loans	1,576	2,047
Other accrued liabilities	1,137	1,451
Total	$57,277	$49,576

8. Marketing Expenses

Marketing expenses for the years ended December 31, 2014, 2013 and 2012 were as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Advertising	$74,999	$74,294	$50,776
Customer procurement expense including lead purchase costs	42,843	52,418	49,381
Customer referral and revenue sharing expense	10,020	8,624	8,653
Total	$127,862	$135,336	$108,810

See Note 3 for further discussion.

9. Long-term debt

$75.0 Million Revolving Credit Facility

On May 14, 2014, the Company and its domestic subsidiaries as guarantors, entered into a credit agreement among the Company, the guarantors, Jefferies Finance, LLC as administrative agent and Jefferies Group, LLC as lender (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit facility of up to $75.0 million, including a multi-currency sub-facility that gives the Company the ability to borrow up to $25.0 million that may be specified in foreign currencies subject to the terms and conditions of the Credit Agreement. Interest on the amounts borrowed will be charged, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) for one week or one-, two-, three- or six-month periods, as selected by the Company, plus a margin varying from 2.50% to 3.75% or at the agent’s base rate plus a margin varying from 1.50% to 2.75%. The margin for the borrowings under the Credit Agreement is dependent on the Company’s cash flow leverage ratios. The Company is also required to pay a fee on the unused portion of the line of credit ranging from 0.25% to 0.50% (0.375% as of December 31, 2014) based on the Company’s cash flow leverage ratios. The Credit Agreement will mature on June 30, 2017. There were no outstanding borrowings under the Credit Agreement as of December 31, 2014.

The Credit Agreement also includes a sub-limit of up to $20.0 million for standby or commercial letters of credit that is guaranteed by the Company’s domestic subsidiaries. In the event that an amount is paid by the issuing bank under a letter of credit, it will be due and payable by the Company on demand. Pursuant to the terms of the Credit Agreement, the Company agrees to pay fees equal to the LIBOR margin per annum on the undrawn amount of each outstanding standby letter of credit plus a one-time commercial letter of credit fee of 0.20% of the face amount of each commercial letter of credit plus 0.25% per annum on the average daily amount of the total letter of credit exposure. No loans were outstanding under the Credit Agreement and the Company had outstanding letters of credit of $6.6 million thereunder as of December 31, 2014.

In connection with the issuance of the Credit Agreement, the Company incurred debt issuance costs of approximately $1.6 million in 2014, which primarily consisted of underwriting fees and legal expenses. The unamortized balance of these costs as of December 31, 2014 is included in “Other assets” in the consolidated balance sheets. These costs are being amortized to interest expense over a period of 37 months, the term of the Credit Agreement.

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

The Senior Notes are unsecured debt obligations of the Company, and are unconditionally guaranteed by all of the Company’s domestic subsidiaries, on a joint and several basis. Enova International, Inc., on a stand-alone unconsolidated basis, has no independent assets or operations. The assets and operations of the Company’s non-guarantor subsidiaries, individually and in the aggregate, are minor. There are no significant restrictions on the ability of the Company to receive funds from its subsidiaries through dividends, loans and advances otherwise.

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

The Senior Notes are redeemable at the Company’s option, in whole or in part, (i) at any time prior to June 1, 2017 at 100% of the aggregate principal amount of Senior Notes redeemed plus the applicable “make whole” redemption price specified in the Senior Notes Indenture, plus accrued and unpaid interest, if any, to the redemption date and (ii) at any time on or after June 1, 2017 at a premium specified in the Senior Notes Indenture that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to June 1, 2017, at its option, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 109.75% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, with the proceeds of certain equity offerings as described in the Senior Notes Indenture. If a change of control occurs, as that term is defined in the Senior Notes Indenture, the holders of the Senior Notes will have the right, subject to certain conditions, to require the Company to repurchase their Senior Notes at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, as of the date of repurchase. The Spin-off did not constitute a change of control under the Senior Notes Indenture. See Note 1 for additional information on the Spin-off.

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

As of December 31, 2014, the carrying amount of the Senior Notes was $494.2 million, which included an unamortized discount of $5.8 million. The discount is being amortized to interest expense over a period of seven years, through the maturity date of June 1, 2021. The total interest expense recognized was $28.9 million for 2014, of which $0.4 million represented the non-cash amortization of the discount. In connection with the issuance of the Senior Notes, the Company incurred approximately $14.7 million for issuance costs, which primarily consisted of underwriting fees, legal and other professional expenses. These costs are being amortized to interest expense over seven years and are included in “Other assets” in the consolidated balance sheets.

Prior to issuing the Senior Notes, the Company depended on Cash America’s support for a significant portion of its financing requirements and had in place a $450 million affiliate revolving credit agreement related to amounts outstanding with Cash America (the “Affiliate Line of Credit”). Borrowings under the Affiliate Line of Credit bore interest at a fluctuating interest rate equal to the prevailing LIBOR rate per annum (based upon a one month interest period) plus 4.5%, or in certain circumstances equal to the prevailing alternate base rate per annum plus 2.0%. The alternate base rate was equal to the greater of (a) the U.S. prime rate, (b) the federal funds effective rate plus 0.5%, and (c) the sum of the one-month LIBOR plus 1.0%. Interest accruing on borrowings made under the revolving line of credit were payable to Cash America and were settled through an adjustment to its affiliate line of credit with Cash America on a monthly basis. At December 31, 2013, the Company had outstanding unsecured amounts payable under the Affiliate Line of Credit of $424.1 million.

Weighted-average interest rates on long-term debt were 8.11% and 4.72% during 2014 and 2013, respectively.

As of December 31, 2014 and 2013, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreement(s).

As of December 31, 2014, required principal payments under the terms of the long-term debt for each of the five years after December 31, 2014 are as follows (dollars in thousands):

YEAR	Amount
2015	$—
2016	—
2017	—
2018	—
2019	—
Thereafter	500,000
Total	$500,000

10. Income Taxes

The components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013 were as follows (dollars in thousands):

	As of December 31,
	2014	2013
Deferred tax assets:
Consumer loans, net	$25,281	$31,649
Compensation and benefits	507	2,535
Translation adjustments	3,956	759
Other	868	837
Total deferred tax assets	$30,612	$35,780
Deferred tax liabilities:
Amortizable intangible assets	$46,010	$39,334
Property and equipment	6,794	9,085
Other	334	1,753
Total deferred tax liabilities	$53,138	$50,172
Net deferred tax liabilities before valuation allowance	$(22,526)	$(14,392)
Valuation allowance	—	—
Net deferred tax liabilities	$(22,526)	$(14,392)
Balance sheet classification:
Current deferred tax assets	$25,427	$30,914
Non-current deferred tax liabilities	(47,953)	(45,306)
Net deferred tax liabilities	$(22,526)	$(14,392)

The components of the provision for income taxes and the income to which it relates for the years ended December 31, 2014, 2013 and 2012 are shown below (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Income (loss) before income taxes:
Domestic	$176,494	$119,974	$94,349
International	5	1,658	(1,510)
Income before income taxes	$176,499	$121,632	$92,839
Current provision:
Federal	$51,144	$37,639	$35,327
International	46	56	17
State and local	1,753	682	1,049
Total current provision for income taxes	$52,943	$38,377	$36,393
Deferred provision (benefit):
Federal	$11,363	$5,122	$(2,399)
International	—	—	—
State and local	522	95	(27)
Total deferred provision (benefit) for income taxes	$11,885	$5,217	$(2,426)
Total provision for income taxes	$64,828	$43,594	$33,967

The Company has no uncertain income tax positions as defined by ASC 740 for the years ended December 31, 2014, 2013 or 2012.

The effective tax rate on income differs from the federal statutory rate of 35% for the following reasons (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Tax provision computed at the federal statutory income tax rate	$61,781	$42,571	$32,494
State and local income taxes, net of federal tax benefits	1,329	505	664
Tax effect of Regulatory Penalty (1)	12	871	—
Valuation allowance	—	(457)	470
Other	1,706	104	339
Total provision	$64,828	$43,594	$33,967
Effective tax rate	36.7%	35.8%	36.6%

(1)	Represents the tax effect of the $2.5 million CFPB penalty paid in 2013, which is nondeductible for tax purposes, in connection with the Regulatory Penalty. See Note 11 for further information.

As of December 31, 2012, a valuation allowance was established against deferred tax assets for net operating losses, totaling $0.5 million, related to its Mexico subsidiary which the Company did not expect to realize. In 2013, the $0.5 million valuation allowance was decreased due to the recognition of taxable income by the Mexico subsidiary, causing full utilization of the net operating losses.

As of December 31, 2014, the Company’s 2011 through 2013 tax years were open to examination by the Internal Revenue Service and major state taxing jurisdictions, and the 2012 through 2013 tax years of the Company’s Mexican subsidiary were open to examination by the Mexican taxing authorities.

11. Commitments and Contingencies

Leases

The Company leases its headquarters in Chicago, Illinois and a call center facility in Gurnee, Illinois under operating leases with remaining terms ranging from two to five years with certain rights to extend for additional periods. On July 25, 2014, the Company entered into a new office lease agreement for approximately 160,000 square feet of office space for its headquarters with the intention of relocating in 2015. The lease term is 12 years, with options to renew for two five-year terms. Under the terms of the lease, the Company was provided $9.8 million in tenant improvement allowances and $8.5 million in rent abatements. For the new office lease agreement, the Company is responsible for paying its proportionate share of the increase in actual operating expenses and real estate taxes over the defined lease year. The operating expenses and real estate taxes are not included in the table below. Future minimum rentals due under non-cancelable leases as of December 31, 2014 are as follows for each of the years ending December 31 (dollars in thousands):

YEAR	AMOUNT
2015	$3,500
2016	3,336
2017	5,864
2018	5,023
2019	5,885
Thereafter	41,998
Total	$65,606

Rent expense was $3.7 million, $2.7 million and $2.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans the Company arranges for consumers on the third-party lenders’ behalf and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default, which generally occurs after one payment is missed. As of December 31, 2014 and 2013, the amount of consumer loans guaranteed by the Company was $36.3 million and $41.4 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The liability for estimated losses on consumer loans guaranteed by the Company of $1.6 million and $2.0 million, as of December 31, 2014 and 2013, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

Litigation

On March 8, 2013, Flemming Kristensen, on behalf of himself and others similarly situated, filed a purported class action lawsuit in the U.S. District Court of Nevada against the Company and other unaffiliated lenders and lead providers. The lawsuit alleges that the lead provider defendants sent unauthorized text messages to consumers on behalf of the Company and the other lender defendants in violation of the Telephone Consumer Protection Act. The complaint seeks class certification, statutory damages, an injunction against “wireless spam activities,” and attorneys’ fees and costs. The Company filed an answer to the complaint denying all liability. On March 26, 2014, the Court granted class certification. On October 24, 2014, the Company filed a motion for summary judgment, and the court has not yet ruled on this motion. On January 27, 2015, the plaintiff filed a motion for summary judgment against all of the defendants, and the court has not yet ruled on this motion. Neither the likelihood of an unfavorable ruling nor the ultimate liability, if any, with respect to this matter can be determined at this time, and the Company is currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, Contingencies–Loss Contingencies–Glossary , for this litigation. The Company believes that the plaintiff’s claims in the complaint are without merit and intends to vigorously defend this lawsuit.

On January 12, 2015, the California Department of Business Oversight (the “Department”) issued an Order (the “Order”) to our subsidiary, CNU of California, LLC (“CNU”), alleging that alleging that CNU violated the California Deferred Deposit Transaction Law by stating in its deferred deposit loan contracts and other agreements that CNU would charge customers amounts not allowed under California law, by electronically debiting customer accounts for more than the original agreed upon amount without additional written authorization from customers, by using the wrong legal name in certain agreements and by advertising via our website without disclosing that CNU is licensed by the Department.  The Order requires CNU to pay an administrative penalty of $10,000, to forfeit all charges and fees for every deferred deposit transaction made in violation of law, and to desist and refrain from violating those provisions of California law.  On February 20, 2015, CNU requested a hearing to challenge the Order.  A hearing date has not been set.  It is too early in this matter to determine either the likelihood of an unfavorable ruling or the ultimate liability, if any, with respect to this matter, and therefore we are currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, for this litigation. We believe that the Department’s claims in the Order are without merit and intend to vigorously challenge the Order.

The Company is also a defendant in certain routine litigation matters encountered in the ordinary course of its business. Certain of these matters may be covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Consumer Financial Protection Bureau (“CFPB”)

On November 20, 2013, Cash America consented to the issuance of a Consent Order by the CFPB pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2012 review of Cash America and the Company, to pay a civil money penalty of $5.0 million, which is non-deductible for tax purposes. The Company and Cash America agreed to allocate $2.5 million of this penalty to the Company (the “Regulatory Penalty”).

12. Employee Benefit Plans

Prior to July 1, 2012, substantially all employees of the Company were eligible to participate in the Cash America International, Inc. 401(k) Savings Plan. Effective on July 1, 2012, the Company established the Enova International, Inc. 401(k) Savings Plan (the “401(k) Plan”), which is open to substantially all employees of the Company and its subsidiaries. New employees are automatically enrolled in this plan unless they elect not to participate. Prior to July 1, 2012, the Cash America International, Inc. Nonqualified Savings Plan was available to certain members of Company management. The Enova International, Inc. Nonqualified Savings Plan (the “NQSP”) was established effective July 1, 2012 and is available in lieu of the Cash America International, Inc. Nonqualified Savings Plan to certain members of Company management. Participants may contribute up to 75% of their earnings to the 401(k) Plan subject to regulatory and other plan restrictions. NQSP participants may contribute up to 80% of their annual bonus and up to 50% of their other eligible compensation to the NQSP. The Company makes matching cash contributions of 50% of each participant’s contributions, based on participant contributions of up to 5% of compensation. Company contributions vest at the rate of 20% each year after one year of service; thus a participant is 100% vested after five years of service. The Company’s consolidated contributions to the 401(k) Plan and the NQSP were $1.0 million, $1.1 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Effective on January 1, 2012, the Company established the Enova International, Inc. Supplemental Executive Retirement Plan (“SERP”) in which certain officers and certain other employees of the Company participate. Under this defined contribution plan, the Company makes an annual supplemental cash contribution to the SERP based on the objectives of the plan as approved by the Company’s (or, previously, Cash America’s) Management Development and Compensation Committee of the Board of Directors. The Company recorded compensation expense of $0.2 million for SERP contributions for each of the years ended December 31, 2014, 2013 and 2012.

The NQSP and the SERP are non-qualified deferred compensation plans. Benefits under the NQSP and the SERP are unfunded. As of December 31, 2014, 2013 and 2012, the Company held securities in rabbi trusts to pay benefits under these plans. These securities are classified as trading securities, and the unrealized gains and losses on these securities are netted with the costs of the plans in “General and administrative expenses” in the consolidated statements of income.

Amounts included in the consolidated balance sheets relating to the Nonqualified Savings Plan and the SERP were as follows (dollars in thousands):

	As of December 31,
	2014	2013
Prepaid expenses and other assets	$755	$559
Accounts payable and accrued expenses	$1,004	$723

In 2014, 2013 and 2012, Cash America’s Board of Directors approved grants of Performance Units under the Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as Amended (“Cash America LTIP”) that, upon vesting, were paid solely in cash to the Company’s officers and certain of its other employees. Generally, each grant of Performance Units vested over a three-year period, subject to continued employment with Cash America and the satisfaction of certain conditions related to an increase in the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the periods specified at the time of grant. The unit value of each award was based on a percentage of the increase in EBITDA over the prior year EBITDA. Payments for all Performance Units that vested were made within a reasonable period of time each year following certification of the applicable performance results by the Management Development and Compensation Committee of the Cash America Board of Directors. In addition, the Performance Unit award agreements are subject to a “clawback” provision that allows Cash America to recoup all or some of the payments made under certain circumstances if there is a material restatement of Cash America’s financial results. The agreements provided for immediate vesting and payment of awards that were outstanding and scheduled to vest within 12 calendar months following the date of a change in control of Cash America. Outstanding units granted in 2014, 2013, and 2012 were immediately vested with the Spin-off on November 13, 2014 and payments were made in December 2014. No awards were outstanding under this plan as of December 31, 2014.

The Company recorded compensation expense of $10.3 million, $6.2 million and $6.4 million related to all Performance Unit awards for the years ended December 31, 2014, 2013 and 2012, respectively.

13. Stock-Based Compensation

Enova Awards

On October 16, 2014, the Management Development and Compensation Committee of the Company approved long-term incentive awards to be made under the Enova International, Inc. 2014 Long-Term Incentive Plan (the “Enova LTIP”) to its executive officers and certain other employees. The awards granted in connection with the distribution included (a) restricted stock units and (b) stock options to purchase Company stock, and these awards were granted on December 13, 2014, the 30th day following the Spin-off and will vest over a period of four years and three years, respectively. On October 16, 2014, the Company’s Management Development and Compensation Committee also approved an award of restricted stock units under the Enova LTIP with a value of $100,000 for each award to be made to each of the Company’s non-employee directors. These awards were granted on December 13, 2014, the 30th day following the distribution date, and will vest twelve months from the date of grant.

Restricted Stock Units

In accordance with ASC 718, the grant date fair value of Restricted Stock Units (“RSUs”) is based on the Company’s closing stock price on the day before the grant date and is amortized to expense over the vesting periods. The agreements relating to awards provide that the vesting and payment of awards would be accelerated if there is a change in control of the Company.

The following table summarizes the Enova restricted stock unit activity during 2014:

Year Ended December 31,
2014
	Units	Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	—	$—
Units granted	549,707	23.04
Shares issued	—	—
Units forfeited	—	—
Outstanding at end of year	549,707	$23.04
Units vested at end of year	—	—

Compensation expense related to these RSUs totaling $0.1 million ($89 thousand net of related taxes) was recognized for the year ended December 31, 2014. Total unrecognized compensation cost related to these RSUs at December 31, 2014 was $8.5 million, which will be recognized over a weighted average period of approximately 3.8 years. The outstanding RSUs had an aggregate intrinsic value of $12.2 million at December 31, 2014.

Stock Options

Stock options granted under the Enova LTIP become exercisable in equal increments on the first, second and third anniversaries of their date of grant, and expire on the 7th anniversary of their date of grant. Exercise prices of these stock options are equal to the closing stock price on the grant date. In accordance with ASC 718, compensation expense on stock options is based on the fair value of the stock options on the day before the grant date and is amortized to expense over the vesting periods. The Company estimated the fair value of the stock option grants using the Black-Scholes option-pricing model based on the following assumptions: risk-free interest rate of 1.4%, expected term (life) of options of 4.5 years, expected volatility of 40.2% and no expected dividends.

Determining the fair value of stock-based awards at their respective grant dates requires considerable judgment, including estimating expected volatility and expected term (life). The Company based its expected volatility on the historical volatility of comparable public companies over the option’s expected term. The Company calculated its expected term based on the simplified method, which is the mid-point between the weighted-average graded-vesting term and the contractual term. The simplified method was chosen as a means to determine expected term as we have limited historical option exercise experience as a public company. The Company derived the risk-free rate from a weighted-average yield for the three-and five-year zero-coupon U.S. Treasury Strips. The Company estimates forfeitures at the grant date based on its historical forfeiture rate, which is based on activity of cash-based long-term incentive units granted and outstanding prior to the Spin-off, and will revise the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

There were no stock options outstanding as of December 31, 2013 and 2012. A summary of the Company’s stock option activity for the year ended December 31, 2014 is as follows:

Year Ended December 31,
2014
	Units	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—
Options granted	1,425,196	23.04
Shares issued	—	—
Options forfeited	—	—
Outstanding at end of year	1,425,196	$23.04
Options vested at end of year	—	—

The weighted average fair value of options granted in 2014 was $8.11. Compensation expense related to stock options totaling $0.2 million ($0.1 million net of related taxes) was recognized for the year ended December 31, 2014. Total unrecognized compensation cost related to stock options at December 31, 2014 was $8.1 million, which will be recognized over a period of approximately 3.0 years. The outstanding stock options had no intrinsic value at December 31, 2014.

Cash America Awards

In 2013, Cash America’s Board of Directors approved a grant of RSUs that vested over a two year period to the Company’s Chief Executive Officer under the Cash America LTIP. In conjunction with the Spin-off on November 13, 2014, the vesting of this grant was accelerated, and each vested RSU entitled the holder to receive a share of common stock of Cash America as well as 0.915 shares of the Company’s common stock.

In accordance with ASC 718, the grant date fair value of RSUs was based on Cash America’s closing stock price on the day before the grant date and was amortized to expense over the vesting periods.

The following table summarizes the Cash America RSU activity during 2014, 2013 and 2012:

	Year Ended December 31,
	2014			2013		2012
	Units		Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	14,260		$48.19	13,215	$39.66	16,667	$38.97
Units granted	—		—	14,260	48.19	—	—
Shares issued	(14,260)	(1)	48.19	(2,333)	39.66	(3,452)	36.34
Units forfeited	—		—	(10,882)	39.66	—	—
Outstanding at end of year	—		$—	14,260	$48.19	13,215	$39.66
Units vested at end of year	—		—	—	—	—	—

(1)

Amount does not include 13,048 shares of common stock of the Company that were delivered by Cash America to the Company’s Chief Executive Officer in connection with his RSUs that vested on November 13, 2014. In connection with the Spin-off, such RSU awards were payable by Cash America in both shares of Cash America common stock and Enova common stock.

Compensation expense related to Cash America RSUs totaling $0.4 million ($0.2 million net of related taxes), $0.2 million ($0.2 million net of related taxes) and $0.1 million ($92 thousand net of related taxes) was recognized for the years ended December 31, 2014, 2013 and 2012, respectively.

14. Derivative Instruments

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

The Company’s derivative instruments are presented in its financial statements on a net basis. The following table presents information related to the Company’s derivative instruments as of December 31, 2014 (dollars in thousands):

Non-designated derivatives:

As of December 31, 2014
		Gross Amounts	Gross Amounts	Net Amounts of Assets
		of Recognized	Offset in the	Presented in the
	Notional	Financial	Consolidated	Consolidated Balance
Forward currency exchange contracts	Amount	Instruments	Balance Sheets(1)	Sheets(2)
Assets	$—	$—	$—	$—
Liabilities	$112,593	$213	$—	$213

(1)

As of December 31, 2014, the Company had no gross amounts of recognized derivative instruments that the Company makes an accounting policy election not to offset. In addition, there is no financial collateral related to the Company’s derivatives. The Company has no liabilities that are subject to an enforceable master netting agreement or similar arrangement.

(2)	Represents the fair value of forward currency contracts, which is recorded in “Prepaid expenses and other assets” in the consolidated balance sheets.

Prior to June 2014, the Company participated in Cash America’s derivative and hedging programs, which are coordinated through a centralized treasury function; therefore, the assets and liabilities related to derivative instruments were not recorded in the Company’s financial statements, however, the gains and losses associated with Cash America’s foreign currency forward contracts that relate to the Company’s business were included as “Foreign currency transaction loss” in the consolidated statements of income. The notional amount recorded by Cash America as of December 31, 2013 was $81.5 million.

The following table presents information on the effect of derivative instruments on the consolidated results of operations and AOCI for years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

							Gains (Losses)
	Gains (Losses)			Gains (Losses)			Reclassified From
	Recognized in Income			Recognized in AOCI			AOCI into Income
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Non-designated derivatives:
Forward currency exchange contracts(1)	$287	$(1,813)	$(4,794)	$—	$—	$—	$—	$—	$—
Total	$287	$(1,813)	$(4,794)	$—	$—	$—	$—	$—	$—

(1)	The gains (losses) on these derivatives substantially offset the (losses) gains on the hedged portion of the foreign intercompany balances.

15. Related Party Transactions

Prior to the Spin-off, Cash America provided certain corporate service functions, such as executive oversight, insurance and risk management, government relations, internal audit, treasury, licensing, and to a limited extent finance, accounting, tax, legal, human resources, compensation and benefits, compliance and support for certain information systems related to financial reporting. The costs of such services were allocated to the Company based on the Company’s share of Cash America’s corporate services expenses incurred for the consolidated entity. Actual corporate services costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. The Company believes that the expenses in these financial statements were reported on a basis that fairly represents the utilization of the services provided. These financial statements do not necessarily reflect the financial position or results of operations that would have existed if the Company had been operated as a stand-alone entity during the periods covered and may not be indicative of future results of operations and financial position. General and administrative expenses include allocations by Cash America of $9.1 million, $10.0 million and $10.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company also paid $46.0 million, $34.8 million and $33.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, to Cash America for its share of income taxes as though the Company had been taxed separately from Cash America and had prepared separate tax returns.

In conjunction with the Spin-off, the Company entered into a transition services agreement with Cash America. Under the agreement, Cash America provides support for certain information systems related to financial reporting and payment processing to us for a period of time following the Spin-off for a fee of $18 thousand per month. In addition, the Company will reimburse Cash America for all out-of-pocket costs and expenses it pays or incurs in connection with providing such services. The expiration date of the agreement varies by service provided but is generally no longer than 12 months from the separation date. Prior to the Spin-off, the Company paid Cash America compensation for loans made to or arranged for customers who were referred from Cash America. The Company paid $1.2 million for each of the years ended December 31, 2014, 2013 and 2012, pursuant to this arrangement. In addition, prior to the Spin-off, the Company administered the consumer loan underwriting model utilized by Cash America’s Retail Services Division in exchange for the reimbursement of the Company’s direct third-party costs incurred in providing the service. The Company received $0.6 million, $0.9 million and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, pursuant to this arrangement.

Prior to the issuance of the Senior Notes on May 30, 2014, all payments the Company owed Cash America, offset by any credits or fees Cash America owed the Company in connection with the transactions above, were made through the Affiliate Line of Credit agreement. See Note 9 for further discussion of this agreement. Since May 30, 2014, amounts due to Cash America have been settled a month in arrears. The balance due to Cash America of $0.4 million as of December 31, 2014 is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

The Company and its subsidiaries participated jointly and severally with all subsidiaries of Cash America and guaranteed long-term debt of Cash America of $638.2 million at December 31, 2013. Under the provisions of Cash America’s debt agreements, the Company had liability in the event Cash America defaulted in its payment obligations or failed to comply with the covenants under the various debt agreements or upon the occurrence of specified events contained in the various debt agreements, including the event of bankruptcy, insolvency or reorganization of Cash America. The Company was released from liability under such guarantees in connection with the Spin-off. See Note 1 for additional information on the Spin-off.

16. Supplemental Disclosures of Cash Flow Information

The following table sets forth certain cash and non-cash activities for the years ended December 31 (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash paid during the year for:
Interest	$24,807	$—	$—
Income taxes paid	46,353	34,829	33,619
Non-cash investing and financing activities:
Consumer loans renewed	$290,956	$599,227	$620,097
Affiliate interest expense	7,629	19,788	20,996

17. Operating Segment Information

The Company provides online financial services to alternative credit consumers in the United States, United Kingdom, Australia Canada, Brazil and China and has one reportable segment, which is composed of the Company’s domestic and international operations. The Company has aggregated all components of its business into a single reportable segment based on the similarities of the economic characteristics, the nature of the products and services, the nature of the production and distribution methods, the type of customer and the nature of the regulatory environment.

The Company allocates certain corporate expenses (primarily general and administrative expenses and to a lesser extent, marketing and operations and technology) between the domestic and international components based on revenue. The following tables present information on the Company’s domestic and international operations as of and for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands).

	Year Ended December 31,
	2014	2013	2012
Revenue
Domestic	$474,715	$395,549	$334,066
International	335,122	369,774	326,862
Total revenue	$809,837	$765,323	$660,928
Income from operations
Domestic	$111,869	$73,858	$55,011
International	103,139	68,738	59,166
Total income from operations	$215,008	$142,596	$114,177
Depreciation and amortization
Domestic	$16,284	$14,536	$11,988
International	2,448	2,607	1,284
Total depreciation and amortization	$18,732	$17,143	$13,272
Expenditures for property and equipment
Domestic	$12,414	$12,527	$15,628
International	870	2,345	2,244
Total expenditures for property and equipment	$13,284	$14,872	$17,872

	December 31,
	2014	2013
Property and equipment, net
Domestic	$29,274	$34,091
International	4,711	5,314
Total property and equipment, net	$33,985	$39,405

Assets
Domestic	$595,180	$475,050
International	165,017	217,102
Total assets	$760,197	$692,152

Geographic Information

The following table presents the Company’s revenue by geographic region for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue
United States	$474,715	$395,549	$334,066
United Kingdom	325,014	360,186	308,415
Other international countries	10,108	9,588	18,447
Total revenue	$809,837	$765,323	$660,928

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $34.0 million and $39.4 million at December 31, 2014 and 2013, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

18. Fair Value Measurements

Recurring Fair Value Measurements

In accordance with ASC 820, certain of the Company’s assets and liabilities, which are carried at fair value, are classified in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2014 and 2013 are as follows (dollars in thousands):

	December 31,	Fair Value Measurements Using
	2014	Level 1	Level 2	Level 3
Financial assets (liabilities)
Forward currency exchange contracts	$(213)	$—	$(213)	$—
Nonqualified savings plan assets(1)	755	755	—	—
Total	$542	$755	$(213)	$—

	December 31,	Fair Value Measurements Using
	2013	Level 1	Level 2	Level 3
Financial assets (liabilities)
Nonqualified savings plan assets(1)	$559	$559	$—	$—
Total	$559	$559	$—	$—

(1)	The non-qualified savings plan assets have an offsetting liability of equal amount, which is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.

The Company measures the fair value of its forward currency exchange contracts under Level 2 inputs as defined by ASC 820. For these forward currency exchange contracts, current market rates are used to determine fair value. The significant inputs used in these models are derived from observable market rates. The fair value of the nonqualified savings plan assets is measured under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily observable. During the years ended December 31, 2014 and 2013, there were no transfers of assets in or out of Level 1 fair value measurements. Prior to June 2014 the Company participated in Cash America’s derivative and hedging programs, which are coordinated through a centralized treasury function; therefore, the assets and liabilities related to derivative instruments were not recorded in the Company’s financial statements; however, the gains and losses associated with Cash America’s foreign currency forward contracts that relate to the Company’s business are included as “Foreign currency transaction loss” in the consolidated statements of income.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a nonrecurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At December 31, 2014 and 2013, there were no assets or liabilities recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of December 31, 2014 and 2013 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	December 31,	Fair Value Measurements Using
	2014	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$75,106	$75,106	$—	$—
Short-term loans and line of credit accounts, net (1)	140,905	—	—	140,905
Installment loans, net (1)	182,706	—	—	182,706
Total	$398,717	$75,106	$—	$323,611
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,576	$—	$—	$1,576
Senior Notes	494,181	—	491,250	—
Total	$495,757	$—	$491,250	$1,576

	December 31,	Fair Value Measurements Using
	2013	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$47,480	$47,480	$—	$—
Short-term loans and line of credit accounts, net (1)	156,845	—	—	156,845
Installment loans, net (1)	146,622	—	—	146,622
Total	$350,947	$47,480	$—	$303,467
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$2,047	$—	$—	$2,047
Affiliate Line of Credit	424,133	—	429,978	—
Total	$426,180	$—	$429,978	$2,047

(1)	Short-term loans, line of credit accounts and installment loans are included in “Consumer loans, net” in the consolidated balance sheets.

Cash and cash equivalents bear interest at market rates and have maturities of less than 90 days.

Short-term loans, line of credit accounts and installment loans are carried in the consolidated balance sheet net of the allowance for estimated loan losses, which is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value approximates the fair value. Short-term loans and line of credit accounts have relatively short maturity periods that are generally 12 months or less. The fair value of installment loans is estimated using a discounted cash flow analysis, which considers interest rates offered for loans with similar terms to borrowers of similar credit quality. The carrying values of the Company’s installment loans approximate the fair value of these loans. Unsecured installment loans typically have terms between two and 12 months, but may have available terms up to 60 months.

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term consumer and installment loans and is required to purchase any defaulted loans it has guaranteed. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company was $1.6 million and $2.0 million as of December 31, 2014 and 2013, respectively. The Company measures the fair value of its liability for third-party lender-owned consumer loans under Level 3 inputs. The fair value of these liabilities is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value of these liabilities approximates the fair value.

The Company measures the fair value of its long-term debt using Level 2 inputs. The fair value of the Company’s Senior Notes is estimated based on quoted prices in markets that are not active. As of December 31, 2014, the Company’s Senior Notes had a lower fair value than the carrying value based on the price of the last trade of the Senior Notes. As of December 31, 2013 the Company’s Affiliate Line of Credit had a higher fair market value than the carrying value due to the difference in yield when compared to similar types of credit.

19. Quarterly Financial Data (Unaudited)

The Company’s operations are subject to seasonal fluctuations. Demand has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to customers’ receipt of income tax refunds in the United States. Typically, the Company’s cost of revenue, which represents its loan loss provision, is lowest as a percentage of revenue in the first quarter of each year. This trend was not evident in 2014 as a result of regulatory changes in the United Kingdom that led to a decline in lending in that market. The following is a summary of the quarterly results of operations for the years ended December 31, 2014 and 2013 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2014
Total Revenue	$208,465	$201,482	$205,168	$194,722
Cost of Revenue	66,436	66,840	72,919	60,592
Gross Profit	$142,029	$134,642	$132,249	$134,130
Net Income	$40,055	$30,629	$18,485	$22,502
Diluted earnings per share (1)	$1.21	$0.93	$0.56	$0.68
Diluted weighted average common shares (2)	33,000	33,000	33,000	33,031
2013
Total Revenue	$182,312	$176,143	$198,098	$208,770
Cost of Revenue	67,998	70,160	90,389	86,505
Gross Profit	$114,314	$105,983	$107,709	$122,265
Net Income	$22,808	$18,428	$17,088	$19,714
Diluted earnings per share (1)	$0.69	$0.56	$0.52	$0.60
Diluted weighted average common shares (2)	33,000	33,000	33,000	33,000

(1)

The sum of the quarterly earnings per share amounts may not total to each full year amount presented in the Company’s financial statements because these computations are made independently for each quarter and for the full year and take into account the weighted average number of common shares outstanding for each period.

(2)	See Note 3 for Basis of Presentation.

20. Subsequent Events

Subsequent events have been reviewed through the date these financial statements were available to be issued.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2014 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following table sets forth information with respect to our Board of Directors.

NAME	AGE AS OF DECEMBER 31, 2014
Daniel R. Feehan	63
David A. Fisher	45
William M. Goodyear	66
James A. Gray	49
David C. Habiger	45
Gregg A. Kaplan	44
Mark A. Tebbe	53

Set forth below is additional information regarding the directors identified above, as well as a description of the specific skills and qualifications they provide our Board of Directors.

Daniel R. Feehan has been on our Board of Directors since September 13, 2011. Mr. Feehan has served as the Chief Executive Officer and President of Cash America since February 2000. He served as Cash America’s President and Chief Operating Officer from January 1990 until February 2000, except that he served as Chairman and Co-Chief Executive Officer of one of Cash America’s subsidiaries from February 1998 to February 1999 before returning to the position of President and Chief Operating Officer of Cash America. Mr. Feehan joined Cash America in 1988, serving as its Chief Financial Officer before becoming President and Chief Operating Officer in 1990. Mr. Feehan currently serves as a director at Cash America, AZZ incorporated and RadioShack Corporation where he has served since 1984, 2000 and 2003, respectively. Mr. Feehan has announced his intent to retire from the role of President and Chief Executive Officer of Cash America at the end of April 2015 and his intent to remain on the Cash America Board of Directors following his retirement. Mr. Feehan received a Bachelor of Business Administration degree in Accounting from Texas A&M University. We believe Mr. Feehan’s qualifications to sit on our board of directors include, among other things, his leadership experience, specifically his experience as Chief Executive Officer of Cash America, his knowledge of the consumer finance industry and its regulatory environment, his experience and background in finance and accounting and his experience as a director of multiple publicly traded companies, which has given him a strong understanding of public company corporate governance.

Mr. Feehan will serve on our Board of Directors for an initial period not to exceed two years from the date of the distribution so that we can rely on his industry experience, leverage his relationships with banking and regulatory groups and to provide a sense of business continuity. Mr. Feehan will be eligible to continue to serve on our Board of Directors after the expiration of this initial two year period if at that time Mr. Feehan is no longer serving as an executive officer of Cash America.

David A. Fisher has served as our Chief Executive Officer since January 29, 2013 when he joined Enova. Mr. Fisher became our Chief Executive Officer and President on March 29, 2013. Mr. Fisher has also served as our Director since February 11, 2013. We believe Mr. Fisher’s qualifications to sit on our board of directors include, among other things, his leadership experience, specifically his experience as Chief Executive Officer of the Company and of optionsXpress, his knowledge of the consumer finance industry and his experience in leading highly-regulated international companies gained through his tenure at the Company and at optionsXpress, his experience and background in finance, legal and compliance matters, and his experience as a director of multiple companies, which has given him a strong understanding of public company corporate governance.

William M. Goodyear has been on our Board of Directors since October 1, 2014. Mr. Goodyear currently serves as a director for Exterran Holdings, Inc., a natural gas compression products and services company, where he has served since April 2013. Mr. Goodyear served as Executive Chairman of the Board and as a director of Navigant Consulting, Inc., a specialized global consulting firm, from 2000 and 1999, respectively, until he retired from each position in April 2014 and May 2014, respectively. Mr. Goodyear served as Chief Executive Officer of Navigant from May 2000 through March 2012. Prior to 1999, Mr. Goodyear served as Chairman and Chief Executive Officer of Bank of America Illinois and was President of Bank of America’s Global Private Bank. Mr. Goodyear also held a variety of assignments with Continental Bank, subsequently Bank of America, including corporate finance, corporate lending, trading and distribution, and was stationed in London for five years of his tenure to manage Continental Bank’s European and Asian Operations. Mr. Goodyear also served as a director, including as the Vice Chairman of the Board of Directors, of Continental Bank from 1991 through 1994. Mr. Goodyear is a trustee and member of the Executive Committee of the Board of Trustees for the Chicago Museum of Science and Industry and a member of the Board of Trustees of the University of Notre Dame and serves on the Rush University Medical Center Board, where he is Chairman and a member of the Executive Committee and Chair of the Finance Committee. Mr. Goodyear received a Master’s degree in Business Administration, with Honors, from the Amos Tuck School of Business at Dartmouth College, and a Bachelor’s degree in Business Administration, with Honors, from the University of Notre

Dame. We believe Mr. Goodyear’s qualifications to sit on our board of directors include, among other things, his experience in the finance industry, including his domestic and international experience and his regulatory knowledge of the industry, his executive leadership experience, and his experience as a director of other publicly-traded companies, which has given him a strong understanding of public company corporate governance and financial reporting and business controls.

James A. Gray has been on our Board of Directors since October 1, 2014. Mr. Gray is Chief Executive Officer of G-Bar Limited Partnership, an independent proprietary options and futures trading firm, and he has served in that position since 1996. Mr. Gray has held various positions with G-Bar Limited Partnership since 1987. Mr. Gray was a cofounder and served as the Chairman of the Board of optionsXpress from 2000 through 2012. Mr. Gray holds a Bachelor of Science degree in Finance and Economics from the University of Iowa. We believe Mr. Gray’s qualifications to sit on our board of directors include, among other things, his service as Chairman of the Board of optionsXpress, formerly a publicly-traded company, his entrepreneurial and executive leadership experience in growing businesses, and his knowledge and experience in the technology industry.

David C. Habiger has been on our Board of Directors since October 1, 2014. Mr. Habiger is a senior advisor to Silver Lake Partners and a venture partner at the Pritzker Group, where he has served since January 2013. From June 2011 to July 2012, Mr. Habiger served as Chief Executive Officer of NDS Group Ltd., a provider of video software and content security solutions that was acquired by Cisco Systems. Mr. Habiger served in various roles at Sonic Solutions, a digital media software company, from 1992 to 2011, most recently as President and Chief Executive Officer from 2005 to 2011. Mr. Habiger also served as a director of Sonic Solutions from October 2010 through March 2011. Mr. Habiger has served as a member of the board of directors of Immersion Corporation, a company that develops, licenses, and markets digital touch technology and products, since September 2014, DTS, Inc., an audio solutions provider, since March 2014, Control4 Corp, a provider of personalized automation and control solutions, since 2012, Echo Global Logistics, Inc., a provider of technology-enabled transportation and supply chain management solutions, since 2012, Textura Corporation, a software company for the commercial construction industry, since 2012, and RealD Inc., a 3D and other visual technologies company, since 2011. Mr. Habiger also serves on the board of directors of several private companies. Mr. Habiger holds a Master’s degree in Business Administration from the University of Chicago and a Bachelor’s degree in Business Administration from St. Norbert College. We believe Mr. Habiger’s qualifications to sit on our board of directors include, among other things, his service as a director on other public company boards, which has given him a strong understanding of public company corporate governance and financial reporting and business controls, his executive leadership experience and his experience in and knowledge of the technology industry.

Gregg A. Kaplan has been on our Board of Directors since October 1, 2014. Mr. Kaplan is currently an Advisor at Hyde Park Venture Partners, where he has served since March 2013. Mr. Kaplan served as President and Chief Operating Officer of Coinstar, Inc. from April 2009 through March 2013. Prior to that, Mr. Kaplan served as Chief Executive Officer of Redbox Automated Retail, LLC, or Redbox, from December 2005 to March 2009. Mr. Kaplan served as senior director of strategy for McDonald’s Corporation from 2002 to 2005 and as director of strategy from 2001 to 2002, and he led the Redbox venture while it was part of McDonald’s Corporation. Mr. Kaplan was a partner in Divine interVentures, a venture capital group specializing in business-to-business exchanges and infrastructure software opportunities, from 1999 to 2001, and Mr. Kaplan also served as director of interactive marketing for Streamline.com, a web-based grocery delivery company, from 1996 to 1999. Mr. Kaplan received a Master’s degree in Business Administration from Harvard Business School and a Bachelor’s degree in Philosophy from the University of Michigan. We believe Mr. Kaplan’s qualifications to sit on our board of directors include, among other things, his leadership experience as an executive officer of a publicly traded company, his experience expanding and running a high-growth company and his business acumen and strategic insight.

Mark A. Tebbe has been on our Board of Directors since October 1, 2014. Mr. Tebbe currently serves as an Adjunct Professor of Entrepreneurship at University of Chicago’s Booth School of Business where he has served since 2011. Mr. Tebbe also currently serves as an operating executive for Lake Capital, a private equity firm, where he has served since 2008. Prior to his association with Lake Capital, Mr. Tebbe was the founder and chairman of Techra Networks, a consulting firm that assists companies in better leveraging technology to enhance their business results, where he worked from 2002 to 2008. Mr. Tebbe founded Answers Corporation, a company that owns and operates advertising-supported public websites and was listed on the NASDAQ, in 2005 and served as a director from 1998 until the company was sold to a portfolio company of Summit Partners in 2011. From 1984 to 2002, Mr. Tebbe served as Chairman of Lante Corporation, a technology consulting firm he founded. Mr. Tebbe graduated with a Bachelor of Science degree in Computer Science from the University of Illinois at Urbana/Champaign. Mr. Tebbe has been a consultant to executive management of many leading companies including American Express, Dell and Microsoft as well as non-profit organizations such as National Park Service, United Nations and World Economic Forum. We believe Mr. Tebbe’s qualifications to sit on our board of directors include, among other things, his service as a director on other public company boards, which has given him a strong understanding of public company corporate governance and financial reporting and business controls, his extensive entrepreneurial background and his many years of senior management experience in the technology industry.

Director Independence

Our common stock is listed on the NYSE. Under the rules of the NYSE, independent directors must comprise a majority of our Board of Directors within a specified period following the completion of the distribution. In addition, the rules of the NYSE require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and governance committees must be independent within a specified period following the completion of the distribution. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or Exchange Act. Under the rules of the NYSE, a director will only qualify as an “independent director” if, in the opinion of that company’s Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the Board of Directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries. Each member of our management development and compensation committee, or the Compensation Committee, must also qualify as a “non-employee director” as defined in Rule 16b-3 under the Exchange Act and as an “outside director” as defined for purposes of Section 162(m) of the Code, or Section 162(m).

Our Board of Directors has determined that none of Messrs. Goodyear, Gray, Habiger, Kaplan and Tebbe, representing five (5) of our seven (7) directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of the NYSE. Our Board of Directors also determined that each of Messrs. Goodyear (chair), Gray and Tebbe, who comprise our audit committee, Messrs. Habiger (chair), Kaplan and Tebbe, who comprise our Compensation Committee, and Messrs. Goodyear, Gray (chair), Habiger, Kaplan and Tebbe, who comprise our nominating and governance committee, satisfy the independence standards for those committees established by the rules of the NYSE and applicable SEC rules. In making these determinations, our Board of Directors considered the relationships that each non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Board Leadership Structure

The Board of Directors is responsible for establishing and maintaining the most effective leadership structure for Enova. To retain flexibility in carrying out this responsibility, our Corporate Governance Guidelines provide that the roles of Chairman of the Board, or the Chairman, and Chief Executive Officer, or CEO, may be separated or combined.

Our Board of Directors has appointed Mr. Fisher as our CEO and Chairman. In addition, our Board of Directors appointed Mr. Gray to serve as the presiding outside director, and Mr. Gray is also the chair of the nominating and corporate governance committee.

The presiding outside director’s responsibilities include:

•	presiding over all meetings of the Board of Directors at which the Chairman is not present, including executive sessions of the independent directors;
•	communicating to the Chairman feedback from executive sessions as appropriate;
•	serving as liaison between senior management and the Board of Directors;
•	reviewing Board of Directors and committee agendas and schedules to confirm that appropriate topics are reviewed and sufficient time is allocated to each;
•	calling meetings of the independent directors, if desired;
•	supervising the Board of Director’s determination of the independence of its directors; and
•	such other responsibilities as the independent directors may designate from time to time.

The Board of Directors combined the role of Chairman and CEO, coupled with a presiding outside director. We believe that this is the leadership structure that will best serve our stockholders, in light of our separation from Cash America, by promoting strong and consistent leadership for our company as we transition from being a wholly-owned subsidiary of Cash America to becoming a stand-alone new public company. The combined role enables a single voice setting the tone and having primary responsibility for the management of our company during this important transition period and beyond. As a new public company, our CEO is the person most familiar with our business and is in the best position to effectively identify strategic priorities and opportunities, leading the Board of Directors in the discussion of the execution of our strategy and facilitating the flow of information between the Board of Directors and management.

We believe that the designation of a presiding outside director with substantive responsibilities, a board comprised of a majority of members who are independent directors and our strong corporate governance policies and procedures achieves the appropriate balance for the combined role of Chairman and CEO.

The Board of Directors will regularly review its leadership structure and will take into account the responsibilities of the leadership positions and the directors qualified to hold such positions. In conducting this review, the Board of Directors will consider, among other things: (i) the policies and practices in place that provide independent board oversight; (ii) our performance and the effect a particular leadership structure may have on that performance; (iii) the structure that serves the best interests of our stockholders and (iv) any relevant legislative or regulatory developments.

Risk Management and Oversight

Our full Board of Directors oversees our risk management process. Our Board of Directors oversees a company-wide approach to risk management, carried out by our management. Our full Board of Directors determines the appropriate risk for us generally, assesses the specific risks faced by us, and reviews the steps taken by management to manage those risks.

While the full Board of Directors maintains the ultimate oversight responsibility for the risk management process, its committees oversee risks in certain specified areas. In particular, our Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements, and the incentives created by the compensation awards it administers. Our audit committee oversees management of enterprise risks as well as financial and regulatory compliance risks. Our nominating and corporate governance committee is responsible for overseeing the management of risks associated with the independence of our Board of Directors. Pursuant to our Board of Directors’ instruction, management regularly reports on applicable risks to the relevant committee or the full Board of Directors, as appropriate, with additional review or reporting on risks conducted as needed or as requested by our board and its committees.

Qualification of Directors

Our Board of Directors consists of individuals with appropriate skills and experiences to meet board governance responsibilities and contribute effectively to our company. Under its charter, the Nominating and Governance Committee will seek to ensure the Board of Directors reflects a range of talents, ages, skills, diversity and expertise, particularly in the areas of accounting and finance, management, domestic and international markets, governmental/regulatory matters, leadership and e-commerce industries, sufficient to provide sound and prudent guidance with respect to our operations and interests. Our Board of Directors will seek to maintain a diverse membership, but does not have a separate policy on diversity.

Committees of the Board of Directors

Our Board of Directors has established an audit committee, a Compensation Committee, and a nominating and corporate governance committee, each of which operates pursuant to a charter that was adopted by our Board of Directors on October 14, 2014. The charters for each committee of our Board of Directors are available on our website at http://ir.enova.com. Information on, or accessible through, our websites is not part of this Annual Report on Form 10-K. The composition and functioning of all of our committees comply with all applicable requirements of the Sarbanes-Oxley Act of 2002, the requirements of the NYSE and SEC rules and regulations.

Audit Committee

The primary responsibilities of our audit committee are to oversee the accounting and financial reporting processes of our company as well as our affiliated and subsidiary companies, and to oversee the internal and external audit processes. The audit committee also assists the Board of Directors in fulfilling its oversight responsibilities by reviewing the financial information that is provided to stockholders and others, and the system of internal controls which management and the Board of Directors have established. The audit committee oversees the independent auditors, including their independence and objectivity. In addition, our internal audit and compliance functions report directly to the audit committee. Audit committee members are not acting as professional accountants or auditors, and their functions are not intended to duplicate or substitute for the activities of management and the independent auditors. The audit committee is empowered to retain independent legal counsel and other advisors as it deems necessary or appropriate to assist the audit committee in fulfilling its responsibilities, and to approve the fees and other retention terms of the advisors.

Compensation Committee

The primary responsibilities of our Compensation Committee are to periodically review and approve the compensation and other benefits for our employees, officers and independent directors, including reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer and our other executive officers in light of those goals and objectives, setting compensation for these officers based on those evaluations and reviewing the succession planning for our executive officers. Our Compensation Committee also administers and has discretionary authority over the issuance of stock awards under our stock compensation plans.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee oversees all aspects of our corporate governance functions. The nominating and corporate governance committee is responsible for, among other things, assisting our Board of Directors in identifying prospective director nominees and recommending nominees for each annual meeting of stockholders to the Board of Directors (the first of which will occur in 2016), reviewing developments in corporate governance practices and developing and recommending governance principles applicable to our Board of Directors, overseeing the evaluation of our Board of Directors, overseeing our related party transaction policy, and recommending members for each board committee to our Board of Directors.

Director Compensation

We provide competitive compensation to our directors who are not employed by us, or non-employee directors, that enables us to attract and retain high quality directors, provide them with compensation at a level that is consistent with our compensation objectives and encourage their ownership of our stock to further align their interests with those of our stockholders. Our directors who are our full-time employees receive no additional compensation or stock awards for service on our board of directors, although we may reimburse them for travel and other expenses. While Mr. Feehan is an employee of Cash America, Mr. Feehan is not an employee of Enova and is compensated as a non-employee director. Messrs. Feehan, Goodyear, Gray, Habiger, Kaplan and Tebbe each received $12,500 for their service on our board of directors for the months of October, November and December of 2014.We pay an annual retainer fee of $50,000 to each non-employee director. We pay an annual retainer fee of $25,000 to the non-employee director chairs of each of the audit committee and Compensation Committee and to the independent director serving as the presiding outside director, and we also pay an annual retainer fee of $10,000 to the non-employee director chair of the nominating and corporate governance committee. These retainers are paid in quarterly installments on the date of each regularly scheduled quarterly board meeting and are payable in cash.

Non-employee directors will each receive an annual grant of restricted stock units. The first grant was made on December 13, 2014, was valued at $100,000 and will fully vest twelve months from the grant date. The number of RSUs granted was determined based on the average closing price of our stock during the period starting with the first trading date of our stock and ending with the closing price on the day before the grant date. Our annual RSU grants to our non-employee directors will be made on or shortly following the date of each annual meeting of stockholders. The number of restricted stock units for our annual grants will be based upon the fair market value of our common stock on the date immediately preceding the grant date.

The table below sets forth the director compensation in 2014:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	All Other Compensation ($)	Total ($)
Daniel R. Feehan	$12,500	$99,648	—	$112,148
David Fisher	—	—	—	—
William M. Goodyear	12,500	99,648	—	112,148
Chairman of the Audit Committee
James A. Gray	12,500	99,648	—	112,148
Chairman of the Nominating and Corporate Governance Committee and Presiding Outside Director
David C. Habiger	12,500	99,648	—	112,148
Chairman of the Management Development and Compensation Committee
Gregg A. Kaplan	12,500	99,648	—	112,148
Mark A. Tebbe	12,500	99,648	—	112,148

(1)

The amounts shown represent the grant date fair value in compliance with Financial Accounting Standards Board Accounting Standards Codification 718, Compensation – Stock Compensation (“ASC 718”), for RSU awards granted under the LTIP.

(2)

On December 13, 2014, we granted 1,726 RSUs to each director, except Messrs. Feehan and Fisher. These RSUs were valued at $23.04 per share, the closing price of our Common Stock on the day preceding the grant date. The aggregate market price of each such director’s RSUs was approximately $100,000. These awards will vest twelve months from the date of grant. In addition, all unvested RSUs granted will automatically vest if we have a change-in-control prior to the termination of the director’s service on our Board of Directors. Each vested RSU entitles the director to receive one share of our Common Stock shortly after vesting.

Decision-Making Process to Determine Director Compensation

Director compensation will be reviewed annually by the Compensation Committee with the assistance of such third-party consultants as the Compensation Committee deems advisable, and will be set by action of our Board of Directors.

Executive Compensation

Our executive compensation program is described in Part III, Item 11 of this report.

Corporate Governance Guidelines

Our Board of Directors has adopted corporate governance guidelines to assist the board in the exercise of its duties and responsibilities and to serve the best interests of us and our stockholders. A copy of this policy is available on our website at http://ir.enova.com. Information on, or accessible through, our websites is not part of this report. These guidelines, which provide a framework for the conduct of the board’s business, provide, among other things, that:

•	directors are responsible for attending board meetings and meetings of committees on which they serve and to review in advance of meetings material distributed for such meetings;
•	the board’s principal responsibility is to oversee and direct our management;
•	at least a majority of the board shall be independent directors;
•	our nominating and corporate governance committee is responsible for nominating members for election to our Board of Directors and will consider candidates submitted by stockholders;
•	our Board of Directors believes that it is important for each director to have a financial stake in us to help align the director’s interests with those of our stockholders;
•	our directors may serve on other public company boards, but our Board of Directors expects that each member be fully committed to devoting adequate time to his or her duties to us;
•	each of our audit committee, Compensation Committee, and nominating and corporate governance committee must consist solely of independent directors;
•	our Compensation Committee must consist solely of “outside directors” as defined for purposes of Section 162(m);
•

new directors participate in an orientation program and all directors are required to periodically attend, at our expense, continuing educational programs to further their understanding of our business and enhance their performance on our board; and

•	our Board of Directors and its committees will sponsor annual self-evaluations to determine whether members of the board are functioning effectively.

Executive officers

Information concerning executive officers is contained in this report under “Item 1. Business—Operations—Management and Personnel—Executive Officers.”

Code of Business Conduct and Ethics

Our Board of Directors has adopted a code of business conduct and ethics that applies to all of our employees, officers, and directors, including our CEO, chief financial officer, and those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at http://ir.enova.com. Information on, or accessible through, our websites is not part of this report. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Compensation Committee Interlocks and Insider Participation

During 2013 and the nine month period ended September 30, 2014, we did not have a compensation committee. However, the Cash America Compensation Committee served that function with respect to our executive compensation. Now that we are a separate stand-alone public company, decisions regarding the compensation of our executive officers are made by our Compensation Committee. See “Compensation Discussion and Analysis” included in Part III, Item 11 of this report.

Communications with the Board of Directors

Stockholders and interested parties may write or call our Board of Directors by contacting our Corporate Secretary as provided below:

Mailing Address:	Enova International, Inc. 200 West Jackson Blvd., Suite 2400 Chicago, Illinois 60606 Attention: General Counsel & Secretary

Phone Number:	(312) 568-4200

Relevant communications will be distributed to the Board of Directors or to any individual director or directors, as appropriate, depending on the facts and circumstances outlined in the communication. In that regard, certain items unrelated to the duties and responsibilities of the Board of Directors will be excluded, such as: business solicitations or advertisements; junk mail and mass mailings; new product suggestions; product complaints; product inquiries; resumes and other forms of job inquiries; spam; and surveys. In addition, material that is unduly hostile, threatening, illegal or similarly unsuitable may be excluded. Any communication that is filtered out will be made available to any outside director upon request.

Information concerning executive officers is contained in this report under “Item 1. Business—Executive Officers of the Registrant” of this report.

ITEM 11.	EXECUTIVE COMPENSATION

Our named executive officers for 2014 include the following:

Name	Position
David A. Fisher	President and Chief Executive Officer (Principal Executive Officer)
Robert S. Clifton	Vice President—Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Arad Levertov	Executive Vice President—Chief Operating Officer
Alex T. King	Senior Vice President—Operations
Lisa M. Young	Vice President—General Counsel & Secretary

These individuals are our principal executive officer, our principal accounting/financial officer and our three (3) most highly compensated executive officers (other than our principal executive officer and principal accounting/financial officer). For purposes of the executive compensation discussion in this Annual Report on Form 10–K, we refer to these individuals collectively as our “named executive officers.”

MANAGEMENT DEVELOPMENT AND COMPENSATION COMMITTEE REPORT

Dear Fellow Stockholders:

As the management development and compensation committee of the board of directors of Enova International, Inc. (the "Company"), we have reviewed and discussed the following Compensation Discussion and Analysis ("CD&A") with the Company’s management. Based on this review and discussion, the Management Development and Compensation Committee (the “Compensation Committee”) recommends to the Company’s board of directors that the CD&A be included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014.

Respectfully submitted,

The Management Development and Compensation Committee

David C. Habiger, committee chair

Gregg A. Kaplan

Mark A. Tebbe

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

Prior to the Spin-off, we operated as the E-Commerce Division of Cash America, or the E-Commerce Division; therefore, the historical compensation of our named executive officers included in this Form 10–K reflects the design and objectives of the executive compensation programs of Cash America that were ultimately overseen by the Cash America Management Development and Compensation Committee, or the Cash America Compensation Committee. Now that we are a separate stand-alone public company, our Compensation Committee oversees our executive compensation policies and practices and seeks to ensure that our executive officers’ total compensation is fair, reasonable and competitive. For more information about our Compensation Committee, its authority and responsibilities, see “Directors, Executive Officers and Corporate Governance” in Part III, Item 10 of this Form 10–K.

This Compensation Discussion and Analysis describes how Cash America’s compensation program (as it impacted our named executive officers) was designed and how it has historically operated with respect to our named executive officers. This Compensation Discussion and Analysis also describes how Enova’s compensation program has been designed and now operates after the Spin-off.

2014 Compensation

Determination of 2014 Compensation Elements.

2014 Compensation for the Executive Officers of Cash America. In 2014, Mr. Fisher, who was Chief Executive Officer—E-Commerce Division, was a named executive officer of Cash America and, therefore, the Cash America Compensation Committee was responsible for determining his compensation during 2014. In determining compensation for each of Cash America’s named executive officers in 2014, the Cash America Compensation Committee considered each element of the executive officers’ compensation and how that element fit into each officer’s compensation package as a whole. The Cash America Compensation Committee designed the 2014 compensation packages for its executive officers (including our chief executive officer) with a goal of balancing short-term compensation, including base compensation and short-term incentive compensation, with long-term compensation. In assessing each executive officer’s compensation package, the Cash America Compensation Committee considered how much of the overall compensation package was subject to achieving certain financial targets on both a short-term basis and a long-term basis. The Cash America Compensation Committee utilized both short-term incentive compensation and long-term incentive compensation that is tied to financial performance to link the compensation of Cash America’s named executive officers to shareholder interests so that its executives could receive pay commensurate with financial performance on both a short- and long-term basis. Our Compensation Committee was established on October 14, 2014 in advance of our Spin-off from Cash America and ratified Mr. Fisher’s 2014 compensation package, as previously established by Cash America on January 21, 2014.

2014 Compensation for our Named Executive Officers. The 2014 compensation levels for Messrs. Clifton, King and Levertov and Ms. Young were determined by Cash America’s Chief Executive Officer in consultation with Mr. Fisher and the E-Commerce Division’s People Resources team at the beginning of 2014. In determining 2014 compensation levels, each element of Messrs. Clifton, King and Levertov and Ms. Young’s overall compensation was considered and how that element fits into each officer’s compensation package as a whole.  2014 compensation packages were designed with a goal of balancing short-term compensation, including base compensation and short-term incentive compensation, with long-term compensation.  Each executive officer’s overall compensation package was subject to achieving certain financial targets on both a short-term basis and a long-term basis.  Both short-term incentive compensation and long-term incentive compensation were utilized to link the compensation of our executive officers to shareholder interests so that executives can receive pay commensurate with financial performance on both a short- and long-term basis.

Compensation Consultant and Peer Group. In late 2012, the Cash America Compensation Committee engaged Mercer, LLC to review and update the Cash America peer group to be used by the Cash America Compensation Committee in determining future compensation for the Cash America named executive officers. The following publicly traded companies were identified as the Cash America peer group for 2014:

•Aaron’s, Inc.	Global Payments, Inc.

•Aéropostale, Inc.	Heartland Payment Systems, Inc.

•Ascena Retail Group, Inc.	Jos A Bank Clothiers, Inc.
•
•Brown Shoe Company, Inc.	Pier 1 Imports, Inc.
•
•Chico’s FAS, Inc.	Rent-A-Center, Inc.
•
•DFC Global Corp.	Stage Stores, Inc.
•
•DSW, Inc.	Ulta Salon Cosmetics & Fragrance, Inc.
•
•Equinix, Inc.	United Online, Inc.
•
•EZCORP, Inc.	World Acceptance Corporation
•
•First Cash Financial Services, Inc.	Zale Corporation

Base Salary

Mr. Fisher’s base salary for 2014 was set by the Cash America Compensation Committee at a level the Cash America Compensation Committee believed to be competitive in the market where we compete for talent. In determining the 2014 salary for Messrs. Clifton, King and Levertov and Ms. Young, Cash America’s Chief Executive Officer took into consideration the overall performance of the E-Commerce Division, each officer’s breadth of responsibilities, impact on financial and operational results over the prior year, leadership and accomplishments that affected the performance and achievement of goals throughout the year. Cash America’s Chief Executive Officer also considered a qualitative assessment made by Mr. Fisher of each of these items.

The annual salaries for our named executive officers in 2014, including their percentage increase over their 2013 salaries were as follows:

Name	2014 Annual Salary	2013 Annual Salary	Percentage Difference from 2014 to 2013
Mr. Fisher	$540,800	$525,000	3.0%
Mr. Clifton	239,400	233,500	2.5
Mr. Levertov	325,000	275,000	18.2
Mr. King	360,500	350,000	3.0
Ms. Young	244,100	236,900	3.0

On January 13, 2015, our Compensation Committee approved the following annual base salaries for each of our named executive officers effective as of February 1, 2015; provided that such amounts will be prorated for the period between February 1, 2015 and December 31, 2015: (i) $660,000 (Mr. Fisher); (ii) $290,000 (Mr. Clifton); (iii) $475,000 (Mr. Levertov); (iv) $360,500 (Mr. King); and (v) $290,000 (Ms. Young).

Short-Term Incentive Compensation and Bonuses

Overview. For 2014, the Cash America Compensation Committee approved a short-term incentive, or STI, plan, which is a broad-based incentive plan that provides our named executive officers and certain other employees the opportunity to earn annual short-term incentive-based cash awards, or STI awards, primarily based on our annual performance. Our Board approved our assumption of responsibility for payment, if any, from Cash America under such plan for 2014 on October 14, 2014. Our Compensation Committee is responsible for approving the terms and conditions of our STI plans beginning with fiscal 2015.

2014 STI Plan. The 2014 STI plan for Messrs. Fisher, Clifton, King and Levertov and Ms. Young was administered under the terms and conditions of an STI plan for Cash America’s E-Commerce Division Coworkers other than the Division Chief Executive Officer.  In addition, the 2014 STI plan contained a “clawback” provision that allowed us to recoup all or some of the payments made to our officers pursuant to the STI plans under certain circumstances when there is a material restatement of our financial results.

The target STI award amounts for 2014 expressed as a percentage of base salary, or Target Awards, for our named executive officers for the 2014 STI plan was as follows:

Name	Target Percentage of Base Salary
Mr. Fisher	75%
Mr. Clifton	35%
Mr. Levertov (1)	47%
Mr. King (2)	33%
Ms. Young	35%

(1)	On October 13, 2014 Mr. Levertov’s Target Award increased from 45% to 55% of his base salary. Using a daily proration based on a 365-day year, this resulted in a blended average of approximately 47%.
(2)	On May 1, 2014 Mr. King’s Target Award decreased from 50% to 25% of his base salary. Using a daily proration based on a 365-day year, this resulted in a blended average of approximately 33%.

Our 2014 STI plan was based on our earnings before interest, income taxes, depreciation and amortization expenses, or EBITDA, adjusted for certain items, which is a non-GAAP financial measure, or STI Adjusted EBITDA, for 2014, or 2014 STI Adjusted EBITDA, and had the following requirements in order for potential STI awards to be earned and paid pursuant to the STI plan:

•

Earnings Threshold: Potential STI awards began to accrue based on a formula set forth in the STI plan’s terms and conditions once a certain earnings threshold established for the 2014 STI Adjusted EBITDA was exceeded, or the Earnings Threshold.

•

Earnings Target: If a certain earnings target for the 2014 STI Adjusted EBITDA was achieved, then the named executive officer was eligible to receive a cash payment equal to 100% of his Target Award, or the Earnings Target. If the Earnings Target was exceeded, each named executive officer was eligible to receive a cash payment in excess of his Target Award calculated in accordance with the STI plan’s terms and conditions.

The Earnings Threshold for the 2014 STI plan was $165.6 million, and the Earnings Target for the 2014 STI plan was $198.0 million. Our actual 2014 STI Adjusted EBITDA was $245.4 million, which is comprised of $233.7 million of Adjusted EBITDA (which is included in the Non-GAAP Disclosure section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II, Item 7 of this Annual Report on Form 10‑K) increased by a net adjustment in accordance with the 2014 STI plan in the amount of $11.7 million. Thus, the 2014 STI Adjusted EBITDA significantly exceeded the Earnings Target for 2014.

2014 Bonuses

Additional discretionary bonus awards were also considered for each named executive officer to reflect their individual contributions during 2014 that significantly impacted our financial results, and discretionary bonuses were awarded to certain of our named executive officers as set forth below.

Payments under the 2014 STI Plan and Discretionary Bonus Plan.

The 2014 STI payment for Mr. Fisher was based on our 2014 STI Adjusted EBITDA and his individual performance and contributions which our Compensation Committee deemed to be instrumental to our Spin-off from Cash America. The 2014 STI payments for Messrs. Clifton, King and Levertov and Ms. Young were based on a combination of financial results and individual performance, as assessed by our Compensation Committee. A comprehensive individual performance review of all employees including each named executive officer was completed at the end of 2014 and the Target Awards were adjusted by an individual performance factor.

The 2014 STI payments and Discretionary Bonus Plan payments for 2014, if any, were as follows:

Name	2014 STI Plan Payment	Enova Discretionary Bonus Plan Payment	Total
David A. Fisher	$809,122	$134,854	$943,976
Robert S. Clifton	$191,000	$—	$191,000
Arad Levertov	$352,000	$—	$352,000
Alex T. King	$191,000	$—	$191,000
Lisa M. Young	$219,000	$—	$219,000

Mr. Fisher received a cash discretionary bonus of $134,854 in 2015 for exceptional performance in 2014.

All STI award and bonus payments were paid in 2015 and were based on our 2014 performance and related considerations, as determined by the Compensation

Committee. The STI award and discretionary bonus payments are reflected in the Summary Compensation Table in the “Non-Equity Incentive Plan Compensation” column and the “Bonus” column, respectively and as applicable.

Other Bonus Payments to Messrs.  King and Levertov.

During 2014, Messrs. King and Levertov received bonus payments in the amounts of $100,000 and $300,000, respectively, for exceptional performance in 2014. Mr. King received two separate bonuses, and Mr. Levertov’s bonus was a one-time bonus, all of which were paid in cash. In addition, Mr. King vested in the second portion of his bonus payable under the Retention Bonus Agreement on December 31, 2014, and he received a payment of $233,333 in December 2014. See “—Compensation Prior to 2014—Retention Bonus Agreement with Mr. King” for additional information.

Long-Term Incentive Compensation

Cash America Performance Units — 2014.

In order to ensure that our employees have long-term incentive compensation tied to our performance (as the E-Commerce Division of Cash America prior to the Spin-off), the Cash America Compensation Committee has, for our officers and certain of our employees, historically utilized grants of cash-based performance units, or Performance Units, under the Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended, or the Cash America LTIP, the vesting and payment of which were tied solely to our performance. Grants of Performance Units to our named executive officers were typically approved by the Cash America Compensation Committee at the beginning of each year.

In January 2014, the Cash America Compensation Committee approved a grant of Cash America Performance Units to Messrs. Fisher, Clifton, King and Levertov and Ms. Young. The material terms of the Performance Unit grant are as follows:

•

Subject to continued employment with Cash America or an affiliate (including Enova) and the achievement of a certain compound annual growth rate, or CAGR, in the EBITDA of Enova, adjusted for certain items, or LTI Adjusted EBITDA, or the EBITDA Growth Requirement, on each of the vesting dates, the Performance Units were scheduled to vest as follows: 12.5% of the award on January 1, 2015, 37.5% of the award on January 1, 2016 and 50% of the award on January 1, 2017.

•	If the EBITDA Growth Requirement was not met on each vesting date, the Performance Units scheduled to vest on that date are forfeited.
•

The Performance Unit award agreement provided that the portion of the Performance Units that were scheduled to vest in 2015, 2016 and 2017 were to be valued based on the increase in LTI Adjusted EBITDA for 2014, 2015 and 2016, respectively compared with LTI Adjusted EBITDA for 2013.

•

Payments for all Performance Units that vested were to be made within a reasonable period of time each year following the Cash America Compensation Committee’s certification that the vesting requirements were met.

•

In addition, the grant was subject to a “clawback” provision that allows Cash America to recoup all or some of the payments made pursuant to the award under certain circumstances if there is a material restatement of its financial results.

The following table shows the number and the targeted value (in dollars and as a percentage of base salary) of Performance Units granted to each of our named executive officers in January 2014, which the Cash America Compensation Committee determined in consultation with Cash America’s chief executive officer for Mr. Fisher and with Mr. Fisher and Cash America’s chief executive officer for each of our other named executive officers:

Name	Number of Performance Units Granted (#)	Targeted Value of the Performance Unit Grant (1)	Targeted Value as a Percentage of Base Salary (1)
Mr. Fisher	12,225	$811,200	150%
Mr. Clifton	3,247	$215,460	90%
Mr. Levertov	7,347	$487,500	150%
Mr. King	6,791	$450,625	125%
Ms. Young	3,311	$219,690	90%

(1)	Assumes target performance. The maximum amount that may be paid under these Performance Unit grants is 300% of the target amount.

On November 13, 2014, the vesting of certain of the outstanding Performance Units was accelerated as a result of Cash America’s distribution to its shareholders of Enova’s common stock. The payments made under the 2014 Performance Units that vested on November 13, 2014 are included in the Non-Equity Incentive Compensation column of the 2014 Summary Compensation Table. No additional grants were made under Cash America’s LTIP to any of our named executive officers.

Restricted Stock Units and Stock Options.

On October 16, 2014, our Compensation Committee approved long-term incentive awards made under the Enova International, Inc. 2014 Long-Term Incentive Plan (the “Enova LTIP”) to our executive officers and certain other employees upon the Spin-off. The awards granted in connection with the Spin-off included (a) restricted stock units and (b) a grant of options to purchase Company stock. These awards were granted on December 13, 2014 and will vest over a period of four years and three years, respectively.

The stock options were granted in tandem with a limited stock appreciation right (“SAR”). Accordingly, the exercise of one results in the expiration of the other. The SAR may be exercised only during the period beginning on the first day following the date that a Change in Control of Enova occurs (as defined in the “—Potential Payments upon Termination or Change-in-Control— Payments made Upon a Change-in-Control— Change-in-Control Definitions”) and ending on the thirtieth (30th) day following such date. Upon exercise, the grantee shall be able to receive an amount equal to the product computed by multiplying (i) the excess of the "Offer Value Per Share" over the exercise price of the underlying option by (ii) the number of shares with respect to which the SAR is being exercised; provided, that such amount shall only be payable in the event an "Offer" is made.  The "Offer Value Per Share" means the average selling price of Enova's common stock during the period of 30 days ending on the date on which the SAR is exercised. “Offer” means any tender offer or exchange offer for outstanding shares of Enova representing at least 30% of the total voting power of the stock of Enova, or an offer to purchase assets from Enova that have a total gross fair market value equal to or more than 40% of the total gross fair market value of all of the assets of Enova, other than an offer made by Enova.

The following table shows the number and the grant date fair market value (in dollars and as a percentage of base salary) of restricted stock units and stock options granted to each of our named executive officers in December 2014:

Name	Number of Restricted Stock Units Granted (#)	Number of Stock Options Granted (#)	Grant Date Fair Value of the Grant	Grant Date Fair Value as a Percentage of Base Salary
Mr. Fisher	146,668		$3,379,231	627%
		350,000	2,838,500	527%
Mr. Clifton	23,780		547,891	230%
		67,793	549,801	230%
Mr. Levertov	69,318		1,597,087	500%
		197,613	1,602,641	502%
Mr. King	43,342		998,600	289%
		123,560	1,002,072	290%
Ms. Young	26,054		600,284	247%
		74,276	602,378	248%

On March 19, 2015, our Compensation Committee also approved an additional grant of 68,122 options to purchase Enova to Mr. Fisher under the Enova LTIP.  These awards were granted on March 19, 2015 and will vest on the same schedule as the stock option awards granted to Mr. Fisher on December 13, 2014.

Retirement and Other Benefits

On July 1, 2012, we established and now sponsor i) the Enova International, Inc. 401(k) Savings Plan, or the Enova 401(k) Savings Plan, ii) the Enova International, Inc. Nonqualified Savings Plan, or Enova NQSP, and iii) the Enova International, Inc. Supplemental Executive Retirement Plan, or Enova SERP, in which our named executive officers and other eligible employees may participate.

Enova 401(k) and Enova NQSP.

Substantially all of our employees and those of our U.S. subsidiaries are eligible to participate in the Enova 401(k). Certain of our highly-compensated employees, including our named executive officers, are also eligible to participate in the Enova NQSP.

In 2014, 50% of the first 5% of pay that each employee contributed to the Enova 401(k) was matched by us. All employee contributions are fully vested upon contribution. Our matching contributions vest ratably over an employee’s first five years of service with us or Cash America and also become fully vested if an employee dies, becomes disabled or reaches age 59 1/2 during employment. Employees may select from among several mutual funds when investing their 401(k) account funds. In 2015, 100% of the first 1% of pay and 50% of the next 5% of pay that each employee contributes to the Enova 401(k) will be matched by us. All employee contributions are fully vested upon contribution. Our matching contributions subsequent to January 1, 2015 will fully vest after an employee’s second year of service with us and also become fully vested if an employee dies, becomes disabled or reaches age 59 1/2 during employment. Employees may select from among several mutual funds when investing their 401(k) account funds.

The Enova NQSP is a nonqualified retirement savings plan into which participants may contribute portions of their salary in excess of the 401(k) contribution limits. Enova NQSP participants can also defer up to 80% of their STI awards and annual bonuses into the Enova NQSP. If a participant’s pay exceeds the IRS limit on amounts that can be taken into account for contributions to the Enova 401(k), we match 50% of the first 5% of compensation deferred to the Enova NQSP in excess of the 401(k) compensation limit; however, if a participant participates in both the Enova 401(k) and the Enova NQSP, the combined match to both plans will be limited to 50% of the first 5% of the participant’s pay. In 2014, our matching contributions in the Enova NQSP vested under the same vesting schedule that applies to the Enova 401(k) plan. This plan generally offers the same investment options as the Enova 401(k). In 2015, all of the Enova NQSP terms and conditions will remain as they were in 2014 except that our matching contributions in the Enova NQSP will vest immediately and all previously unvested contributions became immediately vested on January 1, 2015.

We generally distribute each participant’s Enova NQSP account in a lump sum shortly after the participant’s separation from service with us and all of our affiliates. Alternatively, a participant can elect to receive his or her Enova NQSP account at a later date or receive payments in up to 10 annual installments. Most officers cannot receive a distribution of any portion of their account during the first six months after their separation from service. A participant generally may not receive any portion of his or her Enova NQSP account while employed, unless the participant makes an in-service distribution election before the deferred compensation is earned or suffers a severe financial hardship. We may pay Enova NQSP distributions from a Rabbi trust associated with the Enova NQSP or from the general assets of the entity that is the participant’s employer. A participant would have the rights of a general unsecured creditor of the entity that is his or her employer for any Enova NQSP benefits he or she is owed.

Supplemental Executive Retirement Plan.

We provide supplemental executive retirement plan benefits to our officers and certain other eligible employees as a supplement to their retirement benefits under the Enova SERP. After the end of each plan year, we make discretionary supplemental contributions that are credited to the Enova SERP account of each named executive officer who was employed by us on the last day of the plan year. The rate of return of a participant’s Enova SERP account is determined by the rate of return on deemed investments in mutual funds that a participant selects. Enova SERP participants’ deemed investment options are generally the same as the investment options available under the Enova 401(k). Participants vest in their Enova SERP accounts over their first five years of service with us or Cash America and are fully vested in their Enova SERP accounts and new contributions to those accounts after that five year period.

We generally distribute each participant’s Enova SERP account as a lump sum soon after the participant’s separation from service with us and all of our affiliates. An Enova SERP participant may, however, elect to defer receipt of the Enova SERP account for at least an additional five years beyond his or her separation from service and may also elect to receive the Enova SERP account in up to ten annual installments. Most officers cannot receive a distribution of any portion of their account during the first six months after their separation from service. A participant generally may not withdraw any portion of his or her Enova SERP account during employment, except in the case of a severe financial hardship. We may pay Enova SERP benefits from a Rabbi trust associated with the Enova SERP or from the general assets of the entity that is the participant’s employer. A participant would have the rights of a general unsecured creditor of the entity that is his or her employer for any Enova SERP benefits he or she is owed.

Prior to the Spin-off, the Cash America Compensation Committee annually determined the amount of the supplemental contribution to be made for each participant for the plan year. Our Compensation Committee now administers the Enova SERP and annually determines the supplemental contributions for each of our named executive officers. The targeted (but non-binding) amount of the supplemental contribution for each plan year is a percentage of each participant’s compensation. The compensation on which the supplemental contribution is based is the base salary, plus the lesser of (a) the participant’s target STI award payable during the plan year for the preceding year’s performance and (b) the actual STI award paid during the plan year based on the preceding year’s performance. The contribution amounts are prorated for the portion of the year that a participant was eligible to participate in the Enova SERP, and are credited to the participant’s Enova SERP account before March 15 of the following year. For 2014, the supplemental contributions for each of our named executive officers, reflected as a percentage of the combined base salary paid during the year and the target STI award for the 2014 year, are listed below.

Name	SERP Contribution
Mr. Fisher	10.5%
Mr. Clifton	4.5
Mr. Levertov (1)	7.5
Mr. King	7.5
Ms. Young	4.5

(1)

Mr. Levertov’s 2014 Enova SERP contribution reflects three pay periods at a 4.5% contribution rate, 18 pay periods at a 7.5% contribution rate and five pay periods at a 9% contribution rate.  Using a pay period proration based on 26 pay periods annually resulted in a blended average of approximately 7.5%.

For each of the Enova 401(k), the Enova NQSP and the Enova SERP, Mr. Fisher was vested in 20% of our contributions at the end of 2014 because he joined Enova in January 2013. Messrs. Clifton, King and Levertov and Ms. Young had more than five years of service, including service with Cash America, and were fully vested at the end of 2014.

Perquisites and Other Personal Benefits

Enova provides perquisites and other personal benefits to its officers that it believes are reasonable and consistent with its overall compensation program. A description of these perquisites and personal benefits, including the attributed costs, for our named executive officers for the year ended December 31, 2014 are included in the “All Other Compensation” column of the Summary Compensation Table and described in the notes to that table.

Compensation Prior to 2014

Letter Agreement with Mr. Fisher.

In connection with Mr. Fisher’s appointment as Chief Executive Officer—E-Commerce Division, Cash America entered into a letter agreement with Mr. Fisher, or the Fisher Letter Agreement, when he joined Enova on January 29, 2013. The Fisher Letter Agreement set forth Mr. Fisher’s employment and compensation package and was not an employment agreement. Mr. Fisher’s 2013 compensation package was established in accordance with the Fisher Letter Agreement. In connection with the Spin-off, Mr. Fisher’s Letter Agreement was terminated, as he is no longer an executive officer of Cash America.

Retention Bonus Agreement with Mr. King.

On December 30, 2013, we entered into a retention bonus agreement, or the Retention Bonus Agreement, with Mr. King. The Retention Bonus Agreement provides Mr. King with the opportunity to receive retention bonuses over a three-year period in the aggregate amount of $700,000. The retention bonuses vest and become payable as follows: $233,334 on December 31, 2013; $233,333 on December 31, 2014 and $233,333 on December 31, 2015. Each portion of the retention bonuses will vest if Mr. King remains employed through the applicable vesting date or if he (i) is involuntarily terminated without cause, (ii) voluntarily terminates his employment for good reason, (iii) dies or (iv) becomes disabled prior to the applicable vesting date. As of December 31, 2014, $466,667 had been paid to Mr. King under the Retention Bonus Agreement and $233,333 remains unvested under such agreement.

Long-Term Incentive Compensation

Cash America Performance Units — 2013.

In March 2013, the Cash America Compensation Committee approved a grant of Performance Units to Messrs. Fisher, Clifton, King and Levertov and Ms. Young. The material terms of the 2013 Performance Unit grants were materially consistent with those of the 2014 Performance Unit grants, as described above under “—Long-Term Incentive Compensation—Cash America Performance Units — 2014.”

The following table shows the number and the targeted value (in dollars and as a percentage of base salary) of Performance Units granted to each of our named executive officers in March 2013, which the Cash America Compensation Committee determined in consultation with Cash America’s chief executive officer for Mr. Fisher and with Mr. Fisher and Cash America’s chief executive officer for each of our other named executive officers:

Name	Number of Performance Units Granted (#)	Targeted Value of the Performance Unit Grant (1)	Targeted Value as a Percentage of Base Salary (1)
Mr. Fisher	13,668	$787,500	150%
Mr. Clifton	3,445	$198,475	85%
Mr. Levertov	7,159	$412,500	150%
Mr. King	10,631	$612,500	175%
Ms. Young	3,495	$201,365	85%

(1)	Assumes target performance. The maximum amount that may be paid under these Performance Unit grants is 300% of the target amount.

The payments made under the 2013 Performance Units that vested on January 1, 2014 are included in the Non-Equity Incentive Compensation column of the Summary Compensation Table for 2013, and the payments made under the 2013 Performance Units that vested on an accelerated basis as a result of the Spin-off are described above under “—Long-Term Incentive Compensation—Cash America Performance Units — 2014.” See “Certain Relationships and Related Transactions, and Director Independence” of Part III, Item 13 of this Annual Report on Form 10-K for additional information regarding treatment of all unvested Performance Units at the time of the Spin-off.

Our Compensation Philosophy and Objectives

Now that we are a separate stand-alone public company, our Compensation Committee determines the design of our executive compensation program. Our Compensation Committee is implementing the executive compensation policy described below.

Executive Compensation Practices after the Spin-off

General

We believe compensation provided to our executives should be performance-based, competitive in the markets and industries in which we compete for talent, closely linked to our stockholders’ interests and reflect each executive’s contribution in enhancing our stockholders’ investment in us.

Primary Objectives

The primary objectives of our executive compensation program are as follows:

•	Support Enova’s core values;
•	Attract, motivate and retain the best executive talent;
•	Encourage and reward high performance and results, while aligning executive short- and long-term interests with those of our stockholders;
•	Reinforce our strategy to innovate, execute and diversify our business; and
•	Support the appropriate amount of risk to be taken by our executives to achieve sustained long-term growth while discouraging short-term high risk activities.

Competitive Reference Points

Competitive market reference points with which we compare ourselves will be selected by our Compensation Committee from time to time.

We utilize a peer group of publicly-traded companies in a broad range of industries to capture the uniqueness of our business, customers, industry, technology and regulatory environment. Specifically, our Compensation Committee believes these companies, as set forth under “—Compensation Consultant” below, to be of a similar size in high-tech, internet retail, online-focused consumer finance, and other companies who operate in highly regulated industries.

Our Compensation Committee reviews the information provided by our compensation consultant about our peer group as competitive reference points and only refers to the information provided as a general reference.

These reference points will be used to assess the competiveness of our pay programs relative to the following criteria:

•

Establish competitive base salary ranges. In general, this will be between the 50th percentile and 75th percentile of our competitive group but in some instances may be outside this range for excellent results, or in the case of new hires, if exceptional results are expected;

•	Target competitive short-term incentives at the 50th percentile of our competitive group and paid at or above the 75th percentile for excellent results; and
•	Target competitive long-term incentives for executives at the 50th percentile of our competitive group and paid at or above the 75th percentile for excellent results.

Principal Elements of Executive Compensation

When making decisions on executive compensation, our Compensation Committee reviews the overall compensation we deliver, considers the competitive market for executive talent and reviews the compensation levels and components available for companies with whom we compete for talent or business. In general, the proportion of an executive’s compensation at risk will increase with seniority, scope and responsibility while total rewards will increase with the achievement of exceptional results.

Elements of executive compensation include:

•	Base salary;
•	A performance-based annual incentive award, intended to increase stockholder value and our success by motivating executives to perform at their best and meet and exceed objectives.
•	The goal of the annual incentive award is to provide executives with motivating incentives based on the achievement of goals relating to Enova or Enova’s individual business units,
•

Clear and objective financial and non-financial performance goals as well as strategic qualitative initiatives are established to provide an opportunity for increased rewards for exceptional results, and

•

At the Compensation Committee’s direction, amounts paid under the plan may qualify as performance-based compensation under Code Section 162(m) in certain circumstances but may also include awards that do not qualify as deductible compensation;

•	Long-term incentive compensation awards are time-based. The purpose of our long-term incentives is to promote Enova’s long-term business strategy and the interests of our stockholders by:
•	providing a line of sight to the long-term strategic goals of Enova,
•	attracting and retaining executive talent,
•	enabling executives to participate in our long-term growth and develop a sense of ownership by acquiring a proprietary interest in Enova, and
•	providing long-term incentives with aggressive upside earnings opportunity for exceptional performance;
•	Retirement benefits, including a 401(k) plan, a nonqualified savings plan, a supplemental executive retirement plan, and a severance pay plan for executives;
•	Health and other benefits also available to employees generally; and
•	Certain additional benefits available to executives that may include:
•	Employment contracts, retention agreements and other similar benefits, which are not expected to be utilized frequently but may be used selectively and only if and when appropriate, and
•	A supplemental medical expense reimbursement plan, when available, may be made available to our executives and other senior management personnel.

In addition to our Compensation Committee, from time to time our Board may also review and approve our executive compensation philosophy or elements thereof and other matters related thereto when necessary or appropriate.

Compensation Committee’s Role in Establishing Executive Compensation

Our Compensation Committee approves, or recommends to the independent members of our Board for approval, all compensation decisions, including grants of short- and long-term incentive awards, including cash- and equity-based awards, for our executives including our named executive officers. Key functions of our Compensation Committee are to ensure:

•	Executives are fairly compensated based upon results and contributions to our growth and profitability;
•	Executives are incentivized to achieve exceptional performance and rewarded for outstanding results;
•	Executive compensation decisions support our compensation philosophy and our strategic and risk objectives, as well as stockholder interests;
•	Oversight of our executives’ compliance with our stock ownership guidelines; and
•	Assessment of the risks associated with our executive compensation programs.

Management’s Role in Establishing Compensation

Our Chief Executive Officer is the primary management contact with our Compensation Committee. Our Chief Executive Officer recommends to the Compensation Committee changes in compensation for other executives, including our other named executives, based on an assessment of each individual’s responsibilities and contributions to our results and the individual’s potential for future contributions to our success. Neither the Chief Executive Officer nor any other executive officers are involved in recommendations for changes in the Chief Executive Officer’s compensation.

Compensation Consultants

Our Compensation Committee has approved the selection of Towers Watson as our independent compensation consultant and has assumed, on behalf of Enova, their engagement from Cash America.  This compensation consultant developed a group of peer companies, as set forth below, determined to be of similar size and scope to us and provided appropriate comparisons for establishing competitive compensation levels. In addition, the compensation consultant referred to compensation practices and levels implemented at companies that were recently spun off from parent companies or that recently completed an initial public offering. The compensation consultant recommended a range of base salary levels, a percentage of salary to which short-term incentive compensation should be targeted, and target long-term incentive values for each of our executives, including our named executive officers. When determining compensation in 2015 following the Spin-off, our Compensation Committee considered the review performed by the compensation consultant when it made its decisions.

As discussed under “—Compensation Actions Taken in Connection with the Spin-off—Enova LTIP Grants,” our Compensation Committee approved grants under the Enova LTIP in anticipation of the Spin-off. In connection with these long-term incentive awards, Towers Watson reviewed long-term incentive program information from the peer companies set forth below and made recommendations as to the types of awards and the amount of awards that should be granted. The following peer companies were reviewed:

•Advent Software, Inc.	•Overstock.com, Inc.
•	•
•CBOE Holdings, Inc.	•Santander Consumer USA Holdings Inc.
•	•
•CoreLogic, Inc.	•Shutterfly, Inc.
•	•
•DFC Global Corp.	•Springleaf Holdings, LLC
•	•
•E*TRADE Financial Corporation	•SS&C Technologies Holdings, Inc.
•	•
•Fair Isaac Corporation	•TripAdvisor Inc.
•	•
•Green Dot Corporation	•Vistaprint N.V.
•	•
•Interactive Brokers Group, Inc.	•World Acceptance Corp.
•	•
•Investment Technology Group Inc.	•zulily, inc.
•
•Orbitz Worldwide, Inc.

Our Compensation Committee reviewed the information and recommendations provided by Towers Watson when it approved the assumption of the long-term incentive awards for our named executive officers for 2014. While our Compensation Committee considered the long-term incentive programs of these peer companies as competitive reference points for these awards, the Compensation Committee did not use the comparison information to establish the long-term incentive awards within a certain percentile of these peer companies and did not engage in strict benchmarking. Rather, the Compensation Committee referred to the information and recommendations provided by Towers Watson as a general reference.

Deductibility of Executive Compensation

Our Compensation Committee reviews and considers the deductibility of executive compensation under Code Section 162(m), which provides that we may not deduct compensation of more than $1 million that is paid to certain individuals. This limitation does not apply to certain performance-based pay. Our Compensation Committee may, in certain situations, approve compensation that will not meet these deductibility requirements in order to ensure competitive levels of compensation for our executive officers, including our named executive officers, and when from time to time qualitative strategic initiatives are agreed upon to supplement objective performance goals.

Equity Ownership

Our Compensation Committee has established stock ownership guidelines that require ownership of our stock that is five times base salary for our chief executive officer, three times base salary for our other executive officers and two times the annual retainer for directors, subject to certain achievement timelines. Our executive officers and directors currently comply with the applicable stock ownership guidelines.

Plans We Have Adopted

Short-Term Incentive Compensation Plan

In January 2014, the Cash America Compensation Committee approved cash-based STI plans for (i) our Chief Executive Officer and (ii) certain of our other employees, including our executive officers, that were based on our 2014 performance.

We have adopted STI plans that will be used as the foundation for establishing the terms and conditions of annual STI award programs for plan years following 2014, or the Post-2014 STI Plans. The Post-2014 STI Plans are intended to increase stockholder value and our success by motivating certain of our employees, including our executives, (a) to perform to the best of their abilities, and (b) to achieve our objectives. These plans are intended to provide executives, including our named executive officers, and certain other employees with the opportunity to earn STI based on the achievement of goals relating to the performance of us and our individual business units and relating to individual performance.

Our Compensation Committee is responsible for approving the terms and conditions of our STI plans beginning with fiscal 2015. They have approved the target STI award amounts for 2015 expressed as a percentage of base salary for our named executive officers for the 2015 STI plan as follows:

Name	Target Percentage of Base Salary
Mr. Fisher	100%
Mr. Clifton	45%
Mr. Levertov	75%
Mr. King	50%
Ms. Young	45%

Discretionary Bonus Plan

We also have adopted a Discretionary Bonus Plan. The Discretionary Bonus Plan is intended to increase stockholder value and our success by providing our officers and other employees with discretionary bonus awards based on exceptional individual achievement or exceptional performance by us or our individual business units.

Mr. Fisher received a cash discretionary bonus of $134,854 in 2015 for exceptional performance in 2014. We expect that any similar bonuses that we may pay in the future will be made under our Discretionary Bonus Plan.

Senior Executive Bonus Plan

Prior to the Spin-off, we adopted, and our sole stockholder, Cash America, approved, a Senior Executive Bonus Plan that became effective on January 1, 2015, which allows us to make annual cash-based incentive payments, or STI awards, that could potentially qualify as performance-based compensation under Code Section 162(m). Code Section 162(m) generally places a $1 million annual limit on the income tax deductibility of compensation paid to a company’s chief executive officer and each of the four most highly compensated executive officers other than the chief executive officer. This limit does not apply to compensation defined in Code Section 162(m) as “performance-based compensation.” Payments made under the Senior Executive Bonus Plan after our first meeting of stockholders held more than 12 months after the Spin-off will not qualify as performance-based compensation under Code Section 162(m) if the Senior Executive Bonus Plan is not approved by our public stockholders before the date the terms and conditions of such payments are established unless the payments are contingent upon such stockholder approval.

The summary of the Senior Executive Bonus Plan set forth below is qualified in its entirety by the full text of the Senior Executive Bonus Plan, which has been incorporated by reference as an exhibit to this Annual Report on Form 10-K.

Purpose

The Senior Executive Bonus Plan is intended to increase stockholder value and our success by linking a portion of the key executives’ compensation to our financial performance, providing rewards for improving financial performance and motivating our key executives to perform to the best of their abilities to achieve our objectives.

Administration of the Plan and Eligible Employees

All of our executive officers, or ten people, are eligible to participate in our Senior Executive Bonus Plan. The Compensation Committee administers the Senior Executive Bonus Plan and determines which officers participate in the Senior Executive Bonus Plan. In selecting participants in the plan each year, the Compensation Committee chooses those officers who are likely to have a significant impact on our performance.

Target Awards and Performance Goals

Under the Senior Executive Bonus Plan, the Compensation Committee may annually establish: (i) a target award for each participant, (ii) the performance goals that must be achieved in order for the participant to be paid the target award, and (iii) a payout formula to determine the actual amount of the award, which could be less than or more than the target amount, based on a comparison of actual performance to the pre-established performance goals. Each participant’s target award will be expressed as a percentage of his or her base salary.

Under the Senior Executive Bonus Plan, the Compensation Committee may use various financial, non-financial and other strategic initiatives as performance measures in setting performance goals set forth in the plan for awards to be made under the plan for any year. The Compensation Committee has the discretion to select from among these measures when setting performance goals for a particular year. The Compensation Committee may choose performance goals that apply to either Enova or a division or department thereof, as deemed appropriate in light of the participant’s responsibilities.

Determination and Payment of Actual Awards

After the end of each year, the Compensation Committee must certify the extent to which the pre-established performance goals set by the Compensation Committee applicable to each participant were met. The actual award (if any) for each participant will be determined by applying the formula to the level of actual performance Compensation Committee certifies.  However, the Compensation Committee retains discretion to eliminate or reduce the actual award payable to any participant. No participant’s actual award under the Senior Executive Bonus Plan may exceed $3.0 million for any year.

The Senior Executive Bonus Plan requires that the participant be continuously employed by us, and if a participant terminates employment with us before a certain date set by the Compensation Committee each year when they set the terms of the plan for that year, which date may be no earlier than December 31 of that plan year and no later than March 15 of the calendar year following the plan year, he or she generally will not be entitled to receive an award for that plan year. The Compensation Committee has the discretion, however, to waive the requirement that the participant be employed by us on the date set by the Committee and to pay a terminated participant all or part of the award actually earned for the year of termination. Awards will be payable in cash or its equivalent after the end of the year during which the award was earned, subject to the Compensation Committee’s discretion to reduce or eliminate the award. The Compensation Committee may, however, establish programs, procedures and payment mechanisms to permit selected participants to defer receipt of their actual awards. If a participant dies after earning an award for a particular year, but before the award is actually paid, the award will be paid to his or her estate.

Amendment and Termination

The Board of Directors or our Compensation Committee may amend or terminate the Senior Executive Bonus Plan at any time and for any reason, but in accordance with Section 162(m) of the Internal Revenue Code, certain material amendments to the Senior Executive Bonus Plan will be subject to stockholder approval. We expect to submit the Senior Executive Bonus Plan to stockholders from time to time as may be deemed necessary to comply with Code Section 162(m) requirements.

Clawback

In addition, the Senior Executive Bonus Plan also contains a clawback provision that would allow us to recoup certain compensation and awards paid to our officers in certain circumstances in the event that there is a material restatement of our financial results.

Material Federal Income Taxes

The following is a brief description of the federal income tax consequences generally arising with respect to annual incentive awards paid under the Senior Executive Bonus Plan. This summary does not address the effects of other federal taxes or taxes imposed under state, local or foreign tax laws. The summary is general in nature and is not intended to cover all tax consequences that may apply to a particular employee or to us. The provisions of Code Section 162(m) and related regulations concerning these matters are complicated and their impact in any one case may depend upon the particular circumstances.

Code Section 162(m) generally places a $1 million annual limit on the deductibility for federal income tax purposes of compensation paid to a company’s chief executive officer and the three most highly compensated executive officers other than the chief executive officer and the chief financial officer. This limit does not apply to compensation defined in Code Section 162(m) as “performance-based compensation.” The Senior Executive Bonus Plan provides a means for us to pay “performance-based” annual incentives to certain of our officers while preserving our tax deduction with respect to the payment of such incentives.

Under present federal income tax law, a participant will generally realize ordinary income upon receipt of incentive payments under the Senior Executive Bonus Plan. We will generally receive a tax deduction for such amounts, provided that the participant’s total compensation is below the limit established by Code Section 162(m) or the Senior Executive Bonus Plan award satisfies the requirements of the “performance-based” exception of Code Section 162(m).

Long-Term Incentive Plan

Prior to the Spin-off, we adopted, and our sole stockholder, Cash America, approved, the Enova LTIP that is administered by our Compensation Committee.

Purpose

The purpose of the Enova LTIP is to promote the interests of Enova and its stockholders by giving us a competitive advantage in attracting, retaining and motivating employees, officers, consultants and directors capable of assuring our future success, to offer such persons incentives that are directly linked to the profitability of our business and increases in stockholder value, and to afford such persons an opportunity to acquire a proprietary interest in Enova.

The summary of the Enova LTIP set forth below is qualified in its entirety by reference to the full text of the Enova LTIP, which has been filed as an exhibit to this Annual Report on Form 10-K.

Administration of the Enova LTIP

The Enova LTIP is administered by the Compensation Committee or other subcommittee of our Board of Directors designated by the Board of Directors or the Compensation Committee to administer the plan. For awards that are intended to be qualified performance-based awards under Code Section 162(m), such awards will be approved and administered by a committee or subcommittee of “outside directors” within the meeting of Code Section 162(m). For awards that are intended to be qualified under Rule 16b-3 promulgated by the SEC under the Exchange Act, or Rule 16b-3, such awards will be approved and administered by a committee or subcommittee of non-employee directors within the meaning of Rule 16b-3.

Except to the extent prohibited by applicable laws, the Compensation Committee may delegate all or any part of its duties and powers under the Enova LTIP to one or more persons, including directors, a committee of directors or to an officer under Rule 16a-1 of the Exchange Act, or Section 16 Officer, subject to such terms, conditions and limitations as the Compensation Committee may establish in its sole discretion. However, the Compensation Committee may not delegate its powers and duties under the Enova LTIP (i) with regard to directors or Section 16 Officers or (ii) in a manner that would cause an award designated as a Qualified Performance-Based Award (discussed below) not to qualify for, or to cease to qualify for, the Code Section 162(m) exemption.

Eligibility

The Compensation Committee selects grantees from among the employees, officers, directors and consultants of our Company and our affiliates (such as our subsidiaries). As of December 31, 2014, we had 1,151 employees. As of the date of this Form 10-K we have seven directors. In determining the eligible individuals to be granted awards, the Compensation Committee selects those who, in its opinion, have the capacity for contributing in a substantial measure to our successful performance.

Shares Subject to the Enova LTIP

Subject to adjustment as described below, a maximum of 3,600,000 shares of common stock may be issued under the Enova LTIP. In addition, the Enova LTIP has the following limits:

•	The aggregate number of shares of common stock available for granting options that are considered “incentive stock options” under Code Section 422, or Incentive Stock Options, may not exceed 475,000;
•	A maximum of 350,000 shares of common stock may be subject to Qualified Performance-Based Awards granted to any eligible person in any calendar year;
•	A maximum of 350,000 shares of common stock may be subject to options or stock appreciation rights, or SARs, granted to any eligible person in any calendar year;
•

The amount of compensation that may be earned by any eligible person under performance units granted in any one calendar year that are intended to be Qualified Performance-Based Awards may not exceed $6,000,000; and

•

The maximum grant date fair market value (as defined in the Enova LTIP) of all shares covered by awards granted during any calendar year to any director who is not an employee on the grant date of each such award (including director annual grant values described below) shall not exceed $500,000; provided, however, the Compensation Committee has the authority to grant up to an additional $750,000 in excess of the foregoing $500,000 limitation if the Compensation Committee determines that such director has provided, or is expected to provide extraordinary services during that calendar year.

The individual award limitations set forth above are subject to adjustment in the event of a change in our capitalization (including, but not limited to, a change in the number of shares of our common stock outstanding), such as a stock split or stock dividend, a recapitalization, a combination or exchange of shares of common stock or a corporate transaction, such as any merger, consolidation, separation, including a Spin-off, or other distribution of stock or property of Enova (including any extraordinary cash or stock dividend), any reorganization or any partial or complete liquidation of our Company, which we collectively refer to as a Corporate Change.

The shares of common stock that may be issued under the Enova LTIP may be authorized and unissued shares or treasury shares. Shares of common stock surrendered for the payment of the purchase price relating to an award or for the satisfaction of tax obligations relating to an award may not again be made available for granting future awards under the Enova LTIP. Also, if an award terminates without shares of common stock being issued, then the shares that were subject to the award will not be available for granting future awards under the Enova LTIP. In the event of a Corporate Change, the Compensation Committee shall make appropriate adjustments to the number of shares available for grants and to the number of shares and price under outstanding grants made before the event, which must be consistent with the restrictions of Code Section 409A.

Awards Under the Enova LTIP

General

The Compensation Committee selects persons to receive grants, determines the types of grants, number of shares or units covered by awards to grantees, the exercise price applicable to stock options and SARs and whether or to what extent the exercise price may be paid in cash or shares and sets the terms, conditions and provisions of the grants consistent with the Enova LTIP. The Compensation Committee is authorized to grant awards in any of the following forms under the Enova LTIP:

•

Stock Options. Stock options would allow the holder to purchase shares of our common stock at a price not less than the fair market value of the shares as of the grant date, or the exercise price. Stock options may be designated under the Code as nonqualified stock options (which may be granted to all participants) or “incentive stock options” under Code Section 422 (which may be granted to qualifying employees, but not to non–employee directors or prospective employees). The maximum term of each stock option under the Enova LTIP is ten years.

•

Stock Appreciation Rights. SARs may be granted as separate awards or in tandem with stock options and give the holder the right to receive the excess (payable in cash, shares of common stock or a combination thereof) of the fair market value per share of common stock on the date of exercise, or if specified under the terms of the grant, the average selling price per share of common stock during a period of up to 30 days before the date of exercise, over the grant price of the award (which cannot be less than the fair market value of the underlying stock as of the grant date). The maximum term of SARs under the Enova LTIP is ten years.

•

Performance Units. Performance units are denominated in cash, the amount earned and vesting of which would be contingent upon the achievement of certain performance goals, determined by the Compensation Committee, over a period of time established by our Compensation Committee in connection with the award and evidenced in a manner that the Compensation Committee deems appropriate, including book-entry registration or issuance of stock certificates.

•

Restricted Stock and Restricted Stock Units. Restricted stock is common stock that is issued subject to specified restrictions and evidenced in a manner that the Compensation Committee deems appropriate, including book-entry registration or issuance of stock certificates. Restricted stock awards, or RSUs, represent the right to receive common stock or cash, measured by the value of our common stock, in the future. The granting or vesting of RSUs may be performance-based and contingent upon the achievement of certain performance goals, as determined by the Compensation Committee, over a period of time established by our Compensation Committee, time-based or both.  Except as otherwise determined by the Compensation Committee, upon termination of a participant’s employment or other applicable service, as determined under criteria established by the Compensation Committee, during any applicable period of restriction, all applicable restricted stock awards and RSUs subject to restriction at such time will be forfeited, and, to the extent that other vesting conditions are not met as of the last day of the applicable period of restriction, all applicable restricted stock awards and RSUs subject to the vesting conditions will be forfeited.

•

Other Share Based or Share-Related Awards. Other share-based or share-related awards that are consistent with the purpose of the Enova LTIP and the interests of Enova are also permitted under the Enova LTIP.

•	Directors’ Restricted Stock Units. Grants are authorized by the Board from time to time; provided, however, in no event shall the value of the grant exceed $250,000 per year.
•

Directors’ Fees.  On the last day of a calendar year, non-employee directors may make an election to have the payment of annual retainer, meeting fees and committee meeting fees he or she earns during a succeeding calendar year deferred.  Fees may be deferred in 10% increments up to a maximum of 100%. We have opted not to provide this deferral election to our non-employee directors for 2015.

The terms and conditions of any awards granted under the Enova LTIP, including, as applicable, the nature and extent of restrictions on the awards, the duration of such restrictions, and any circumstance which could cause the forfeiture of such awards are to be determined by the Compensation Committee and set forth in a written award agreement subject to the applicable terms and conditions of the Enova LTIP. In addition, the award agreement will specify if dividends or dividend equivalents will be payable with respect to an equity-based award other than stock options and SARs, which shall be determined at the discretion of the Compensation Committee and payment of which is made on a specified payment schedule in the award agreement or in a lump sum on the date such dividend or dividend equivalent is payable to stockholders generally. The Enova LTIP does not permit the payment of dividends or dividend equivalents with respect to performance units, stock options or SARs. The award agreement will also specify the effect of termination of employment of an award recipient (by reason of death, retirement, disability or otherwise) during any applicable vesting period.

If permitted by the Compensation Committee for a given award, all or part of an award may be deferred (and paid in a form permitted by the Compensation Committee) at the election of a participant, provided that the deferral elections comply with Code Section 409A. To the extent that an award provides for deferred compensation subject to Code Section 409A, any cash payments made in lieu of the award may not change the timing of payment of such award.

Qualified Performance-Based Awards

Restricted stock, RSUs and performance units granted under the Enova LTIP may be designated by the Compensation Committee at the time of grant as “Qualified Performance-Based Awards” to “Covered Employees,” currently defined under Code Section 162(m) as the chief executive officer and the three highest compensated executive officers of a publicly traded corporation other than the chief executive officer and the chief financial officer, in the year in which the Company would expect to be able to claim a tax deduction with respect to the award. In general, Code Section 162(m) limits our deduction for compensation paid to each Covered Employee to an annual dollar limitation ($1,000,000), but permits certain performance-based pay to be deductible without regard to the dollar limitation. If the Compensation Committee grants Qualified Performance-Based Awards, payments under such awards would be intended to qualify as performance-based pay that could be deductible by us without regard to the annual dollar limitation of Code Section 162(m). The Compensation Committee has the sole discretion to determine whether to grant Qualified Performance-Based Awards, and deductibility will be only one of the factors considered in making that determination.

If Qualified Performance-Based Awards are granted, then the Compensation Committee will establish performance goals stated in terms of one or any combination of the following objective measures with respect to our Company or our affiliates, or any division or department of the Company or an affiliate: revenue growth (gross or net); gross margin; pre-tax margin; operating margin; earnings before interest, taxes, depreciation, and amortization; earnings before interest, taxes, depreciation and amortization margin; earnings before interest and taxes; operating income; pre- or after- tax income; pre- or after-tax income from continuing operations; pre-or after-tax income excluding extraordinary items; basic or diluted earnings per share; basic or diluted earnings per share from continuing operations; basic or diluted earnings per share excluding extraordinary items; cash flow; basic or diluted cash flow per share; cash flow on investment; return on equity; return on capital; return on invested capital; return on investment; return on assets (gross or net); return on revenue (gross or net); inventory turnover; growth in earning assets; economic value added (or an equivalent metric); share price performance; total stockholder return; improvement in or attainment of expense levels; improvement in or attainment of specified working capital levels; attainment of goals relating to geographic business expansion, increasing or decreasing the percent of revenue attributable to a specific type of product(s); or new product development or acquisitions, divestitures or similar transactions or other strategic initiatives. These goals may be based on attaining specified levels of Company performance under one or more of the foregoing measures in absolute terms or relative to a base period or the performance of other companies.

The Compensation Committee will establish the relevant goals in writing within the time period prescribed by Code Section 162(m) so that the outcome is substantially uncertain at the time the relevant performance goals are established, and, after the end of the applicable performance period, the Compensation Committee will certify in writing whether the goals have been attained and the amount of the Qualified Performance-Based Award to be paid to each grantee. This process of establishing goals and confirming their attainment is intended to comply with Code Section 162(m) so that payments under such awards may qualify as deductible performance-based pay.

Awards of stock options and SARs having a value based solely on the increase in the fair market value of the underlying shares of common stock after the date of grant will also qualify as performance-based pay under Code Section 162(m) without regard to whether the exercise of such stock options or SARs is conditioned on the attainment of one or more of the performance goals stated in terms of the above listed objective measures.

Stock options and SARs granted under the Enova LTIP after our first meeting of stockholders held more than 12 months after the Spin-off will not qualify as performance-based compensation under Code Section 162(m) if the Enova LTIP is not approved by our public stockholders before the date they are granted.

Payments made or shares of common stock issued under other types of performance-based awards after such stockholder’s meeting will not qualify as performance-based compensation under Code Section 162(m) if the Enova LTIP is not approved by our public stockholders before the awards are granted unless the payments or share issuances are conditioned upon such stockholder approval.

See “—Compensation Actions Taken in Connection with the Spin-off” for information regarding grants made to our executive officers under the Enova LTIP in connection with the Spin-off.

Change-in-Control

In the event of a change-in-control, which, unless otherwise specifically defined in the applicable award agreement, is an event that qualifies under Code Section 409A as a change in ownership, change in effective control or change in the ownership of a substantial portion of the assets of our Company or our applicable affiliate(s), or an Enova LTIP Change-in-Control; provided that such Enova LTIP Change-in-Control shall not include any event that is not treated as a change in control event under Code Section 409A with respect to the applicable grantee, the Compensation Committee in its discretion and without the consent of the grantee, may, at the time a grant is made or at any time thereafter, take one or more of the following actions, subject to the requirements of Code Section 409A: (i) provide for the acceleration of any time period relating to the exercise or vesting of an award, (ii) provide for the purchase or termination of the award for an amount of cash or other property that could have been received upon the exercise or realization of the award had the award been currently exercisable or payable, (iii) adjust the terms of the award in a manner determined by the Compensation Committee to reflect the Enova LTIP Change-in-Control, (iv) cause the award to be assumed, or new rights substituted therefore, by another entity, or (v) make such other provisions as the Compensation Committee may consider equitable and in the best interests of our Company.

Directors

Directors’ Restricted Stock Units

Unless otherwise determined by the Compensation Committee, each director who is a member of the Board of Directors and is not considered a Section 16 Officer will automatically be granted RSUs on the date of our annual meeting. For 2015, these grants are expected to be made in May 2015. The number of shares of common stock underlying each such award will be determined by dividing the grant value, which is the annual grant dollar value authorized by the Board of Directors not to exceed $250,000 per year, by the closing price of the common stock on the NYSE on the last trading day before the date of the annual meeting. See “Directors, Executive Officers and Corporate Governance—Director Compensation” of Part III, Item 10 of this Annual Report on Form 10-K for information regarding RSU grants that we made to our directors shortly following the Spin-off.

The Enova LTIP provides that upon an Enova LTIP Change-in-Control, all unvested director RSUs will automatically vest, and each director who had received such RSU grants will be entitled to receive shares for such vested RSUs as of the date of the Enova LTIP Change-in-Control. The other terms and conditions of the RSU awards, including the circumstances that could cause the forfeiture of such awards and the vesting conditions are to be determined by the Compensation Committee and set forth in a written award agreement. Except as otherwise determined by the Compensation Committee, upon termination of a participant’s applicable service, as determined under criteria established by the Compensation Committee, during any applicable period of restriction, all applicable RSUs subject to the restriction at such time will be forfeited, and, to the extent that other vesting conditions are not met as of the last day of the applicable period of restriction, then all applicable RSUs subject to such vesting conditions will be forfeited.

Directors’ Fees

Under the Enova LTIP, directors who are not also our employees may elect, on an annual basis, to have the payment of all or part (in 10% increments) of their annual retainers and any meeting (if any) fees deferred and credited to a bookkeeping account that is deemed invested in shares of common stock. As fees are deferred, we deposit an amount equal to the deferred fees into a Rabbi trust, which will be invested in shares of common stock on the last trading day of the calendar month in which any such fees are earned or as soon as practicable thereafter. All dividends paid on the shares in the Rabbi trust will also be reinvested in shares of common stock and credited to the director’s bookkeeping account. The shares deposited into the Rabbi trust and other amounts credited to a director’s bookkeeping account will remain subject to the claims of our creditors, and the interests of the outside directors in the trust may not be sold, assigned, transferred or encumbered, except by will or by the laws of descent and distribution. We have opted not to provide this deferral election to our non-employee directors for 2015.

Amendment and Termination

The Compensation Committee generally has authority to waive any conditions of or rights of the Company under any outstanding award, prospectively or retroactively. However, the Compensation Committee may not amend an outstanding award without the consent of the holder or beneficiary of such award if it would adversely affect the rights of the holder of the award. In addition, the Compensation Committee may not adjust upward the amount payable to covered employees who have received awards that are considered to be Qualified Performance-Based Awards or waive or alter the performance goals associated with such an award in a manner that would cause the award to cease to qualify for an exemption from the application of Code Section 162(m). The Compensation Committee also cannot, except in the case of certain Corporate Changes, amend an outstanding stock option or SAR to reduce its exercise price or grant price, cancel an outstanding stock option or SAR and replace it with a new stock option or SAR having a lower exercise price or a lower grant price, respectively, exchange or authorize the repurchase of any existing stock option or SAR for cash or other awards if it would constitute a repricing or take any other action that would be treated as a repricing of the stock option or SAR unless approved by shareholders as required by applicable law. Any such adjustments to outstanding stock options or SARs must be in accordance with applicable restrictions of Code Section 409A.

The Board of Directors may amend, alter, suspend, discontinue or terminate the Enova LTIP or any portion thereof at any time, except that no such change may be made that would cause a participant to become subject to tax under Code Section 409A(a)(1) and no such change may be made without shareholder approval if the change (i) is required to be approved by shareholders to comply with applicable laws or rules, (ii) increases the number of shares of common stock reserved for issuance under the Enova LTIP, except for adjustments permitted by the Enova LTIP in connection with certain corporate transactions, or (iii) would cause us to be unable to grant Incentive Stock Options.

Clawback

The Enova LTIP contains a clawback provision that would allow us, in the event that there is a material restatement of our financial results, to (i) cancel part or all of the outstanding portion of any award, whether or not vested, and/or (ii) require a participant to repay an amount, satisfied in cash or in another form of consideration, such as shares of common stock as permitted by applicable law and as acceptable to the Compensation Committee, equal to all or any portion of the value of shares of common stock that have been issued and other payments that have been made to the participant pursuant to any award within the two years preceding the date on which we are required to prepare an accounting restatement, to the extent that such value or payment amount was based on the erroneous data and exceeded the value or amount that would have been paid to the participant under the accounting restatement. The Enova LTIP also permits us, to the extent required to comply with applicable laws and/or any compensation recovery or clawback policy adopted by us after the date the Enova LTIP is approved by our shareholders, to unilaterally amend the clawback provision in the Enova LTIP and such amendment shall be binding on all participants.

Effective Date and Term

The Enova LTIP became effective on October 15, 2014, the date on which it was approved by our sole stockholder prior to consummation of the Spin-off. The Enova LTIP will terminate on the tenth anniversary of the effective date or any earlier date of discontinuation or termination in accordance with the terms of the Enova LTIP, or the Termination Date, and no awards will be granted under the Enova LTIP after the Termination Date.  Unless otherwise specified in the Enova LTIP or the applicable award agreement, any award granted under the Enova LTIP prior to the Termination Date will remain in effect until such award is exercised or has expired in accordance with its terms, and the authority of the Compensation Committee will extend beyond the Termination Date with respect to the Enova LTIP and such awards.

Federal Income Tax Consequences

Under current U.S. federal tax law, the following are the U.S. federal income tax consequences generally arising with respect to awards made under the Enova LTIP.

Exercise of Incentive Stock Option and Subsequent Sale of Shares

A participant who is granted an Incentive Stock Option does not realize taxable income at the time of the grant or at the time of exercise. If the participant holds the shares acquired through the exercise of an Incentive Stock Option until the later of two years after the date of grant or one year after the date of exercise, or the statutory holding period, any gain (or loss) realized on the disposition will be recognized as a long-term capital gain (or loss). Under such circumstances, we will not be entitled to any deduction for federal income tax purposes.

However, if the participant disposes of the shares during the statutory holding period, that will be considered a disqualifying disposition. If the amount realized in a disqualifying disposition exceeds the exercise price, the participant will recognize ordinary income from the disposition. The participant’s ordinary income generally will be the lesser of (i) the excess of the amount realized over the exercise price, or (ii) the excess of the fair market value of the shares at the time of the exercise over the exercise price. We generally will be entitled to a deduction for the amount of ordinary income recognized by the participant. We are not required to withhold, or pay employment taxes, on ordinary income that a participant recognizes upon a disqualifying disposition. If the amount realized from the disposition exceeds the fair market value of the shares at the time of exercise, the participant’s additional gain will be a capital gain. The capital gain will be long-term or short-term, depending on how long the participant holds the shares following the exercise.

Special tax rules apply when all or a portion of the exercise price of an Incentive Stock Option is paid by the delivery of shares the participant already owns, but generally it does not materially change the tax consequences described above. However, payment of the exercise price with shares that were acquired through the exercise of an Incentive Stock Option before such shares have satisfied the statutory holding period generally will result in the disqualifying disposition of the shares surrendered.

Exercise of Nonqualified Stock Option and Subsequent Sale of Shares

A participant who is granted a nonqualified stock option does not realize taxable income at the time of the grant, but does recognize ordinary income upon exercise of the option in an amount equal to the excess of the fair market value of the shares acquired over the exercise price. We generally will be entitled to a deduction for the amount of ordinary income recognized by such participant. The ordinary income recognized by the participant is considered supplemental wages and we are required to withhold, and we and the participant are required to pay, applicable employment taxes on that ordinary income.

When a participant disposes of shares acquired through the exercise of a nonqualified stock option, any gain (or loss) realized on such disposition will be recognized as a long-term, or short-term, capital gain (or loss) depending on how long the participant holds the shares following the exercise.

Lapse of Restrictions on Restricted Stock and Subsequent Sale of Shares

A participant who has been granted an award of restricted stock generally does not realize taxable income at the time of the grant. When the restrictions lapse, the participant will recognize ordinary income in an amount equal to the excess of the fair market value of the shares at such time over the amount, if any, paid for such shares, and we generally will be entitled to a deduction for the amount of ordinary income recognized by such participant. The ordinary income recognized by the participant is considered supplemental wages and we are required to withhold, and we and the participant are required to pay, applicable employment taxes on such ordinary income. Upon the subsequent disposition of the formerly restricted shares, any gain (or loss) realized on such disposition will be recognized as a long-term, or short-term, capital gain (or loss) depending on the participant’s holding period for the shares after their restrictions lapse.

Restricted Stock Units

A participant who has been awarded RSUs generally does not realize taxable income at the time of the grant. When shares are issued under the award, the participant will recognize ordinary income in an amount equal to the fair market value of the shares delivered at the time they are delivered and we generally will be entitled to a deduction for the amount of ordinary income recognized by such participant. The ordinary income recognized by the participant is considered supplemental wages and we are required to withhold, and we and the participant are required to pay, applicable employment taxes on such ordinary income. Upon disposition of the shares, any gain (or loss) realized on such disposition will be recognized as a long-term, or short-term, capital gain (or loss) depending on the participant’s holding period for the shares following their delivery.

SARs and Performance Units

A participant who is granted a SAR does not realize taxable income at the time of the grant, but does recognize ordinary income at the time of exercise of the SAR in an amount equal to the cash or fair market value of the shares (if any) received upon exercise of the SAR, and we generally will be entitled to a deduction for the amount of ordinary income recognized by such participant.

A participant who has been awarded a performance unit does not realize taxable income at the time of the grant, but does recognize ordinary income at the time the award is paid equal to the cash or the fair market value of shares (if any) delivered. We generally will be entitled to a deduction for the amount of ordinary income recognized by such participant.

The ordinary income recognized by a participant in connection with a SAR or performance unit award is considered supplemental wages and we are required to withhold, and we and the participant are required to pay, applicable employment taxes on such ordinary income.

To the extent, if any, that shares are delivered to a participant upon exercise of a SAR or in payment of amounts earned under a performance unit award, the participant’s gain (or loss) on the subsequent disposition of such shares will be recognized as a long-term, or short-term, capital gain (or loss) depending on the participant’s holding period for the shares following their delivery.

Code Section 409A

Code Section 409A governs the tax treatment of nonqualified deferred compensation arrangements. Awards that provide for deferred compensation must comply with the requirements of Code Section 409A regarding the timing of participants’ elections to defer compensation, the events that can trigger the payment of deferred compensation and the timing of such payments. Certain officers may not begin to receive deferred compensation that is payable by reason of separation from service until six months after the officer separates from service.

Certain Other Tax Issues

In addition, (i) our officers and directors subject to liability under Section 16(b) of the Exchange Act may be subject to special rules regarding the income tax consequences concerning their awards; (ii) any entitlement to a tax deduction on our part is subject to the applicable federal tax rules (including, when applicable, Code Section 162(m) regarding the $1,000,000 limitation on deductible compensation); (iii) in the event that the exercisability or vesting of any award is accelerated because of an Enova LTIP Change-in-Control, payments relating to awards under the Enova LTIP, either alone or together with certain other payments, may constitute parachute payments under Code Section 280G, which excess amounts may be subject to excise taxes; and (iv) the exercise of an incentive stock option may have implications in the computation of alternative minimum taxable income.

Retirement and Other Benefits

On July 1, 2012, we established and now sponsor the Enova 401(k), the Enova NQSP, and the Enova SERP, in which our named executive officers and other eligible employees may now participate.

Severance Arrangements for Executives

On November 13, 2014 in connection with the Spin-off, we entered into Executive Change-in-Control Severance and Restrictive Covenant Agreements, or the CIC Agreements, with certain of our executive officers, including Messrs. Fisher, Clifton and King and Ms. Young. The term, or the Term, of each CIC Agreement will continue in effect through November 13, 2016, with an automatic one-year extension at the end of the Term unless we or the relevant executive officer provides notice not to extend the Term on or before May 13, 2016. The Term will automatically be extended for subsequent one-year periods unless we or the executive officer provide notice not to extend the Term at least six months prior to the scheduled extension date. In addition, the Term will automatically be extended for two years following a Change-in-Control (as defined in the CIC Agreements).

The CIC Agreements provide the relevant executive officers with severance payments and certain benefits in the event of his or her termination by us without Cause (as defined in the CIC Agreements) or by the relevant executive officers for Good Reason (as defined in the CIC Agreements) during the twelve months following a Change-in-Control (as defined in the CIC Agreements). Such payments and benefits include the following: (i) a lump sum payment equal to the executive officer’s unpaid base salary, accrued paid time off and unreimbursed business expenses, as well as all certain other items earned by and owed to such executive officer through the termination date; (ii) a lump sum payment equal to the pro rata portion of the executive officer’s annual target bonus amount for the year in which the termination occurs; (iii) a lump sum payment equal to (A) for Mr. Fisher, two times the higher of (1) his base salary in effect at the termination date and (2) his base salary in effect on the date of the Change-in-Control and (B) for all other executive officers, one times the higher of (1) his or her base salary in effect at the termination date and (2) his or her base salary in effect on the date of the Change-in-Control; (iv) a lump sum amount equal to (A) for Mr. Fisher, two times the higher of (1) his annual target bonus for the year in which the termination occurs and (2) the actual annual bonus payments made to Mr. Fisher for the year preceding the year in which the termination occurs and (B) for all other executive officers, one times the higher of (1) his or her annual target bonus for the year in which the termination occurs and (2) the actual annual bonus payments made to such executive officer for the year preceding the year in which the termination occurs; (v) the immediate vesting of any outstanding cash-based long term incentive awards held by the executive officer, including a lump sum payment for any vested awards (the value of which to be determined after the termination date in accordance with the CIC Agreements); (vi) the immediate vesting and lapse of all restrictions on any outstanding stock-based awards held by the executive officer to the extent not already provided for in the related grant agreement(s); (vii) equivalent payment for continued medical coverage under our group health plan and/or under our supplemental executive medical expense reimbursement plan for the executive and the executive’s dependents for a period of twenty-four months for Mr. Fisher or twelve months for all other executive officers following the termination date in accordance with the terms of the relevant CIC Agreement; and (ix) up to $50,000 for Mr. Fisher or $25,000 for all other executive officers for reimbursement of amounts paid by the executive officer for reasonable outplacement services from an executive search firm to the extent such expenses are incurred as a direct result of the separation from service and within twenty-four months for Mr. Fisher or twelve months for all other executive officers after the termination date.

Additionally, the CIC Agreements contain certain restrictive covenants to which the executive officers are subject. These include confidentiality, non-disclosure, non-solicitation and non-competition provisions. The term of the non-competition provision applies during the term of the executive officer’s employment through the twenty-four month period for Mr. Fisher or twelve month period for all other executive officers following termination, or the Subject Period. Such provision restricts the executive officer from competing with us or any of our subsidiaries or affiliates (including former subsidiaries or affiliates, which is collectively referred to as the Enterprise), by providing employment (other than to the Enterprise), management or consulting services, similar to those provided by the executive officer to the Enterprise with respect to any products or services similar to those offered or under development by the Company or any of its affiliates or subsidiaries anywhere within the Territory (as defined in the CIC Agreements) during the Subject Period.

The summaries of the material terms of these agreements are qualified in their entirety by reference to the full text of the applicable agreements, which are incorporated by reference into this Form 10-K.

In addition, we have adopted a severance pay plan for executives that provides guidance for severance pay, continued medical and health benefits, payment of accrued but unused paid time off and an allowance for outplacement services for our executive officers following certain terminations not related to a change-in-control.

Compensation Actions Taken in Connection with the Spin-off

Performance Unit Vesting

Prior to the Spin-off, we had cash-based performance unit awards outstanding that were granted by Cash America to most of our officers and certain other employees in 2012, 2013 and 2014. Any of the cash-based performance units granted in 2013 and 2014 that were scheduled to vest within twelve months from the date of separation vested on the effective date of the separation, with the vested value paid in cash. In addition, the cash-based performance unit awards that were granted to our officers and certain other employees in July 2012 that were scheduled to vest on January 1, 2015, which is their final vesting date, vested on the effective date of the Spin-off, with the vested value paid in cash. See “Certain Relationships and Related Transactions, and Director Independence” of Part III, Item 13 of this Annual Report on Form 10-K for information regarding the payments made to our executive officers in connection with the vesting of these performance units.

Enova LTIP Grants

Our Compensation Committee approved long-term incentive awards under the Enova LTIP to be made to our executive officers, including our named executive officers, on October 16, 2014. These awards include (a) restricted stock units and (b) options (with a limited SAR) to purchase Enova stock.

These awards were intended to replace the target award value at the time of the grant of the outstanding Cash America performance units held by our named executive officers that were unvested and that terminated (and not paid) on the date of the Spin-off. These awards were also intended to motivate our named executive officers to achieve or exceed performance goals and be retention awards designed to minimize the risk of loss of our executive officers.

The value of the aforementioned awards to our named executive officers under the Enova LTIP is comprised of approximately 50% restricted stock units and 50% options to purchase Enova stock. The value of such awards made to our named executive officers are as follows:

Name	Value of Restricted Stock Unit Award (1)	Value of Stock Option Award (2)
David A. Fisher	$3,379,231	$2,838,500
Robert S. Clifton	547,891	549,801
Arad Levertov	1,597,087	1,602,641
Alex T. King	998,600	1,002,072
Lisa M. Young	600,284	602,378

(1)

The restricted stock units will vest in 25% increments on each of the first four anniversaries of the grant date. The number of restricted stock units granted was determined based on the average closing price of our stock during the period starting with the first trading date of our stock, which was the date of the Spin-off, and ending with the closing price on the day before the grant date. The grant date for the restricted stock unit awards was December 13, 2014.

(2)

The grant of options will vest in 33% increments on each of the first three anniversaries of the grant date and will expire on the seventh anniversary of the grant date. The number of options granted was determined using the Black Scholes pricing model, and the exercise price of the options is the closing price on the day before the grant date. The grant date for the option awards was December 13, 2014. The options were granted with a limited stock appreciation right as discussed above in “—Compensation Discussion and Analysis—2014 Compensation—Restricted Stock Units and Stock Options.”

2014 Summary Compensation Table

The following table and footnotes discuss the compensation of our named executive officers:

						Non-Equity Incentive
				Stock	Option	Plan	All Other
Name and Principal Position	Year	Salary (1)	Bonus (1) (2)	Awards (3)	Awards (4)	Compensation (1) (5)	Compensation (6)	Total
David A. Fisher	2014	$538,977	$134,854	$3,379,231	$2,838,500	$1,781,644	$148,990	$8,822,196
President and Chief Executive Officer	2013	472,500	—	687,189	—	641,659	77,008	1,878,356
(Principal Executive Officer)

Robert S. Clifton	2014	$238,719	$—	$547,891	$549,801	$819,286	$51,649	$2,207,346
Vice President—Chief Financial Officer and Treasurer	2013	231,365	—	—	—	487,753	79,192	798,310
(Principal Financial Officer)

Arad Levertov	2014	$319,231	$300,000	$1,597,087	$1,602,641	$1,615,869	$68,176	$5,503,004
Executive Vice President—Chief Operating Officer	2013	273,525	46,984	—	—	377,978	54,000	752,487

Alex T. King	2014	$345,827	$333,333	$998,600	$1,002,072	$1,817,954	$239,360	$4,737,145
Senior Vice President—Operations	2013	339,673	287,035	—	—	997,387	84,701	1,708,796

Lisa M. Young (7)	2014	$243,269	$—	$600,284	$602,378	$852,169	$57,342	$2,355,443
Vice President—General Counsel and Secretary

(1)	Portions of the amounts in these columns have been deferred under the Enova 401(k) plan or the Enova NQSP for certain of our named executive officers.
(2)

The amount in this column for Mr. Fisher includes a $134,954 discretionary bonus based on individual contributions during 2014 and paid in 2015. See “—Compensation Discussion and Analysis—2014 Compensation—Short-Term Incentive Compensation and Bonuses—Payments under the 2014 STI Plan and Discretionary Bonus Plan” for additional information. The amounts in this column for Mr. King include payments under his Retention Bonus Agreement of $233,333 that vested and was paid in December

2014 and $233,334 that vested in December 2013 and was paid in January 2014. The other amounts in this column are discretionary bonuses (i) based on individual contributions during 2014 and paid in 2014 as follows: Mr. Levertov: $300,000 and Mr. King: $100,000, and (ii) based on individual contributions during 2013 and paid in 2014 as follows: Mr. King: $53,701 and Mr. Levertov: $46,984. See “—Compensation Discussion and Analysis—2014 Compensation—Short-Term Incentive Compensation and Bonuses” and “—Compensation Discussion and Analysis—Short-Term Incentive Compensation and Bonuses—Bonus payments to Messrs. King and Levertov” for additional information regarding these bonus payments.

(3)

The 2014 amounts shown in this column reflect RSU grants made in 2014 under the Enova LTIP. See “—Compensation Discussion and Analysis—2014 Compensation—Restricted Stock Units and Stock Options” for additional information regarding these bonus payments. The amount in this column for Mr. Fisher for 2013 reflects a special one-time RSU grant consisting only of time-based RSUs granted under the Cash America LTIP. The amounts shown represent the grant date fair value in compliance with ASC 718, for this RSU award. In accordance with ASC 718, the 2014 amounts in this column were calculated by multiplying the number of RSUs granted by the closing stock price of Enova’s common stock on the last trading day preceding the grant date, which was $23.04, and the 2013 amount in this column was calculated by multiplying the number of RSUs granted by the closing stock price of Cash America’s common stock on the last trading day preceding the grant date, which was $48.19.

(4)

The amounts shown in this column reflect stock option grants (with a limited SAR) made in 2014 under the Enova LTIP. See “—Compensation Discussion and Analysis—2014 Compensation—Restricted Stock Units and Stock Options” for additional information regarding these bonus payments. In accordance with ASC 718, the 2014 amounts in this column were calculated by multiplying the number of stock options granted by the fair market value based on the Black-Scholes method of valuation, which was $8.11.

(5)	The 2014 amounts shown in this column reflect payments made based on 2014 performance and are detailed in the following table:

Name	2014 Actual STI Paid in 2015 (a)	Paid in 2014 Based on Acceleration under the Terms of Cash America Performance Units Granted in July 2012 (b)	Paid in 2014 Based on Acceleration under the Terms of Cash America Performance Units Granted in March 2013 (c)	Paid in 2014 Based on Acceleration under the Terms of Cash America Performance Units Granted in January 2014 (d)	Total
Mr. Fisher	$809,122	$—	$661,804	$310,718	$1,781,644
Mr. Clifton	191,000	325,379	209,243	93,664	819,286
Mr. Levertov	352,000	617,110	434,824	211,935	1,615,869
Mr. King	191,000	785,352	645,706	195,896	1,817,954
Ms. Young	219,000	325,379	212,279	95,511	852,169

(a)	Reflects cash awards earned in 2014 and paid in 2015 under the STI plan.
(b)

Reflects payments made in 2014 for the portion of the Cash America Performance Units granted in July 2012 that vested on November 13, 2014 (which is 66 2/3% of the number of Performance Units granted to each executive). See “—Compensation Discussion and Analysis—Compensation Prior to 2014” for additional information regarding this Performance Unit grant.

(c)

Reflects payments made in 2014 for the portion of the Cash America Performance Units granted in 2013 that vested on November 13, 2014 (which is 37.5% of the number of Performance Units granted to each executive). See “—Compensation Discussion and Analysis—Compensation Prior to 2014” for additional information regarding this Performance Unit grant.

(d)

Reflects payments made in 2014 for the portion of the Cash America Performance Units granted in 2014 that vested on November 13, 2014 (which is 12.5% of the number of Performance Units granted to each executive). See “—Compensation Discussion and Analysis—2014 Compensation —Long-Term Incentive Compensation—Performance Units” for additional information regarding this Performance Unit grant.

The 2013 amounts shown in this column reflect payments made in 2014 based on 2013 performance and are detailed in the following table:

Name	2013 Actual STI Paid in 2014 (a)	Paid in 2014 Based on 2013 Performance under the Terms of Cash America Performance Units Granted in February 2011 and January 2012 (b)	Paid in 2014 Based on 2013 Performance under the Terms of Cash America Performance Units Granted in July 2012 (c)	Paid in 2014 Based on 2013 Performance under the Terms of Cash America Performance Units Granted in March 2013 (d)	Total
Mr. Fisher	$523,141	$—	$—	$118,518	$641,659
Mr. Clifton	73,636	340,560	40,943	32,614	487,753
Mr. Levertov	164,440	68,112	77,651	67,775	377,978
Mr. King	230,411	567,510	98,821	100,645	997,387

(a)	Reflects cash awards earned in 2013 and paid in 2014 under the Cash America 2013 STI plans.

(b)

The amount for Mr. Clifton reflects the payment made in 2014 for 50% of the Cash America Performance Units granted to Mr. Clifton in January 2012 that vested on January 1, 2014. The amounts for Messrs. Levertov and King reflect the payments made in 2014 for the portion of the Performance Units granted in February 2011 that vested on January 1, 2014 (which is 33 1/3% of the number of Performance Units granted to each executive). The final vesting date for these awards was January 1, 2014. See “—Compensation Discussion and Analysis—Compensation Prior to 2014” for additional information regarding these Performance Unit grants.

(c)

Reflects payments made in 2014 for the portion of the Cash America Performance Units granted in July 2012 that vested on January 1, 2014 (which is 16 2/3% of the number of Performance Units granted to each executive). See “—Compensation Discussion and Analysis—Compensation Prior to 2014” for additional information regarding this Performance Unit grant.

(d)

Reflects payments made in 2014 for the portion of the Cash America Performance Units granted in 2013 that vested on January 1, 2014 (which is 12.5% of the number of Performance Units granted to each executive). See “—Compensation Discussion and Analysis—2014 Compensation —Long-Term Incentive Compensation—Performance Units” for additional information regarding this Performance Unit grant.

(6)	The 2014 amounts shown include the following:

Name	Nonqualified Savings Plan Contributions by Enova	SERP Contributions by Enova (a)	401(k) Contributions by Enova	Perquisites, Personal Benefits and Other (b)	Total
Mr. Fisher	$11,960	$94,765	$6,500	$35,765	$148,990
Mr. Clifton	—	13,872	6,477	31,300	51,649
Mr. Levertov	—	30,038	—	38,138	68,176
Mr. King	19,070	39,025	6,500	174,765	239,360
Ms. Young	—	14,137	6,477	36,728	57,342

(a)	Includes contributions made by Enova in 2015 that were earned in 2014.
(b)

Consists of supplemental health care and insurance benefits for all of the named executive officers, parking benefits for all of our named executive officers other than Mr. Clifton, an auto allowance (which was discontinued in January 2014) for all of our named executive officers other than Mr. Fisher, allowances for club dues and / or professional financial services (which were discontinued in January 2014) for Messrs. Fisher, Clifton, Levertov and King,  a travel allowance for Mr. King of $94,902, various administrative services including a personal assistant for Mr. King at an estimated cost of $42,900 and an employee recognition award paid to Ms. Young. The amount of supplemental health care and insurance benefits for Messrs. Fisher, Clifton, Levertov and King and Ms. Young is $29,000, $29,385, $29,385, $29,125 and $29,435, respectively. None of the other individual amounts exceed the greater of $25,000 or 10% of the total amount of perquisites and personal benefits for the applicable named executive officer.

(7)	No amounts are included for Ms. Young for2013 as 2014 is the first year for which she was a named executive officer.

Grants of Plan-based Awards for 2014

The following table provides information about the equity and non-equity awards made to our named executive officers under the Enova LTIP and our STI plan during 2014.

					Estimated Possible Payouts under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or base price of option awards ($/sh) (1)	Grant Date Fair Value of Stock and Option Awards ($) (2)
Name	Grant Date		Approval Date		Threshold ($)	Target ($)	Maximum ($)
David A. Fisher	1/21/2014	(3)	1/21/2014	(3)	$67,601	$811,200	$2,433,600	—	—	—	—
	12/13/2014	(4)	10/16/2014	(4)	—	—	—	—	350,000	$23.04	$2,838,500
	12/13/2014	(5)	10/16/2014	(5)	—	—	—	146,668		—	3,379,231
	2/13/2015	(6)	2/13/2015	(6)	—	404,561	809,122	—	—	—	—
Robert S. Clifton	1/21/2014	(3)	1/21/2014	(3)	$17,955	$215,460	$646,380	—	—	—	—
	12/13/2014	(4)	10/16/2014	(4)	—	—	—	—	67,793	$23.04	$549,801
	12/13/2014	(5)	10/16/2014	(5)	—	—	—	23,780	—	—	547,891
	2/13/2015	(6)	2/13/2015	(6)	—	83,609	334,436	—	—	—	—
Arad Levertov	1/21/2014	(3)	1/21/2014	(3)	$40,627	$487,500	$1,462,500	—	—	—	—
	12/13/2014	(4)	10/16/2014	(4)	—	—	—	—	197,613	$23.04	$1,602,641
	12/13/2014	(5)	10/16/2014	(5)	—	—	—	69,318	—	—	1,597,087
	2/13/2015	(6)	2/13/2015	(6)	—	146,990	595,959	—	—	—	—
Alex T. King	1/21/2014	(3)	1/21/2014	(3)	$37,552	$450,625	$1,351,875	—	—	—	—
	12/13/2014	(4)	10/16/2014	(4)	—	—	—	—	123,560	$23.04	$1,002,072
	12/13/2014	(5)	10/16/2014	(5)	—	—	—	43,342	—	—	998,600
	2/13/2015	(6)	2/13/2015	(6)	—	119,295	477,179	—	—	—	—
Lisa M. Young	1/21/2014	(3)	1/21/2014	(3)	$18,309	$219,690	$659,070	—	—	—	—
	12/13/2014	(4)	10/16/2014	(4)	—	—	—	—	74,276	$23.04	$602,378
	12/13/2014	(5)	10/16/2014	(5)	—	—	—	26,054	—	—	600,284
	2/13/2015	(6)	2/13/2015	(6)	—	85,214	340,856	—	—	—	—

(1)

Time-based RSU and stock option awards (with a limited SAR) were made to executives under the Enova LTIP in 2014. See “—Compensation Discussion and Analysis—2014 Compensation—Long-Term Incentive Compensation— Restricted Stock Units and Stock Options” for further information.

(2)

The amount shown represents the grant date fair value in compliance with ASC 718 for RSU and stock option awards that were granted under the Enova LTIP. In accordance with ASC 718, the grant date fair value is determined on the last trading day before the grant date, which was $23.04 for RSUs and $8.11 for stock options.

(3)

Represent grants of cash-based Performance Units made during 2014 under the Cash America LTIP. The threshold amounts represent the minimum amount that would be paid to each named executive officer if the minimum EBITDA Growth Requirement that is required for vesting were achieved only as of the first vesting date of the award. The targeted value assumes target performance over the three-year term of the grant, and the maximum amount that may be paid under these Performance Unit grants is 300% of the target amount. See “—Compensation Discussion and Analysis—2014 Compensation—Long-Term Incentive Compensation—Performance Units” for additional information regarding these Performance Units. The actual payments that our named executive officers received in December 2014 for the acceleration of their 2012, 2013 and 2014 Performance Unit awards that vested upon the Spin-off date is included in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

(4)

Represent grants of stock options made during 2014 under the Enova LTIP. See “—Compensation Discussion and Analysis—2014 Compensation—Long-Term Incentive Compensation— Restricted Stock Units and Stock Options” for additional information regarding these stock options. The grant date fair value that our named executive officers received in December 2014 for these stock options is included in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

(5)

Represent grants of RSUs made during 2014 under the Enova LTIP. See “—Compensation Discussion and Analysis—2014 Compensation—Long-Term Incentive Compensation— Restricted Stock Units and Stock Options” for additional information regarding these RSUs. The grant date fair value that our named executive officers received in December 2014 for these RSUs is included in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

(6)

The amounts shown represent potential cash-based payments under our 2014 STI plans. See “—Compensation Discussion and Analysis—2014 Compensation—Short-Term Incentive Compensation and Bonuses” for additional information regarding our 2014 STI plans, including a description of the Earnings Threshold and Earnings Target under the plans covering our named executive officers. The actual payments that our named executive officers received under the Cash America 2014 STI plans are included in the “Non-Equity Incentive Compensation” column of the Summary Compensation Table.

Outstanding Equity Awards at 2014 Year End

The following table provides information on our named executive officers’ holdings of unvested RSUs and stock options as of December 31, 2014. All shares refer to shares of our common stock.

	Option Awards				Stock Awards
						Market
	Number of	Number of			Number of	Value of
	Securities	Securities			Shares or	Shares or
	Underlying	Underlying			Units of	Units of
	Unexercised	Unexercised	Option		Stock That	Stock That
	Options	Options	Exercise	Option	Have Not	Have Not
	(#)	(#)	Price	Expiration	Vested	Vested
Name	Exercisable	Unexercisable(1)	($)	Date	(#)(2)	($)(3)
Mr. Fisher	—	350,000	$23.04	12/13/21	146,668	$3,264,830
Mr. Clifton	—	67,793	23.04	12/13/21	23,780	529,343
Mr. Levertov	—	197,613	23.04	12/13/21	69,318	1,543,019
Mr. King	—	123,560	23.04	12/13/21	43,342	964,793
Ms. Young	—	74,276	23.04	12/13/21	26,054	579,962

(1)

Represent grants of stock options made during 2014 under the Enova LTIP. See “—Compensation Discussion and Analysis—2014 Compensation—Long-Term Incentive Compensation— Restricted Stock Units and Stock Options” for additional information regarding these stock options. The grant date fair value that our named executive officers received in December 2014 for these stock options is included in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

(2)

Represent grants of RSUs made during 2014 under the Enova LTIP. See “—Compensation Discussion and Analysis—2014 Compensation—Long-Term Incentive Compensation— Restricted Stock Units and Stock Options” for additional information regarding these RSUs. The grant date fair value that our named executive officers received in December 2014 for these RSUs is included in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

(3)

The market value of the unvested RSUs is based on the closing price of the Company’s common stock as of December 31, 2014, which was $22.26. Stock options outstanding as of December 31, 2014 have no value because the exercise price exceeds the market price.

Option Exercises and Stock Vested in 2014

The following table provides information on the aggregate number of shares acquired in 2014 upon the vesting of Cash America performance stock units and the value realized, each before payment of any applicable withholding tax and broker commissions. All shares refer to shares of Cash America common stock.

Stock Awards
Name	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting (2)
David A. Fisher	14,260	$687,189
Robert S. Clifton	—	—
Alex T. King	—	—
Arad Levertov	—	—
Lisa M. Young	—	—

(1)

Reflects the number of Cash America shares acquired by Mr. Fisher in 2014 upon the accelerated vesting on November 13, 2014 of time-based RSUs that were granted on January 29, 2013 under the Cash America LTIP. On November 13, 2014, Cash America distributed to its shareholders 0.915 shares of Enova's common stock for every one share of Cash America common stock outstanding as of 5:00 p.m. Eastern Time on November 3, 2014, the record date for the distribution (the "Spin-off"). The rights to the reported shares were received in connection with the Spin-off. In connection with the Spin-off of Enova, such performance stock unit awards are payable by Cash America in both shares of Cash America common stock and Enova common stock. The amount does not reflect the 13,048 shares of Enova common stock that have been delivered by Cash America to Mr. Fisher in connection with the Cash America performance stock units.

(2)	Value reflects the closing price of Cash America common stock on the last trading day preceding the vesting date.

Nonqualified Deferred Compensation for 2014

The following table shows compensation deferred by each named executive officer under the Enova NQSP and the Enova SERP and, with respect to Mr. Clifton, amounts previously deferred under the Cash America Nonqualified Savings Plan, or the Cash America NQSP. Additional information about the Enova NQSP and the Enova SERP is included under “—Compensation Discussion and Analysis—2014 Compensation—Retirement and Other Benefits.”

Name	Plan	Executive Contributions in 2014 (1)	Registrant Contributions in 2014 (2)	Aggregate Earnings in 2014 (3)	Aggregate Withdrawals/ Distributions (4)	Aggregate Balance at 12/31/2014 (5) (6)
David A. Fisher	Enova NQSP	$23,920	$11,960	$1,156	$—	$37,036
	Enova SERP	—	94,765	5,641	—	149,839

Robert S. Clifton	Enova NQSP and Cash America NQSP	—	—	(99)	(53,946)	—
	Enova SERP	—	13,872	1,976	—	41,133

Arad Levertov	Enova NQSP	—	—	—	—	—
	Enova SERP	—	30,038	2,393	—	63,925

Alex T. King	Enova NQSP	51,879	19,070	8.312	—	175,579
	Enova SERP	—	39,025	8,427	—	192,746

Lisa M. Young	Enova NQSP	—	—	—	—	—
	Enova SERP	—	14,137	2,546	—	50,738

(1)

All executive contributions to the Enova NQSP described in this column are included within amounts reported in the “Salary” and “Non-Equity Incentive Plan Compensation” columns of the Summary Compensation Table for 2014.

(2)

All Company contributions to the Enova NQSP and the Enova SERP described in this column are included within the “All Other Compensation” column of the Summary Compensation Table for 2014. The contributions to the Enova SERP specified in this column reflect the contributions that were earned in 2014 and made in February 2015.

(3)

The amounts in this column, which are not included in the Summary Compensation Table, reflect the rate of return on hypothetical investments that each named executive officer has selected for his Enova NQSP and Enova SERP accounts from an array of investment options that may be changed by the participant in each plan at any time and that generally mirror the funds in the Enova 401(k) plan. The 2014 annual rates of return for the investment options available for all or most of the calendar year ended December 31, 2014, as reported by the record keeper of the plans, were as follows:

Name of Fund	Rate of Return	Name of Fund	Rate of Return
PIMCO Total Return Admin	4.43%	Artisan Mid Cap Inv	5.68%
Oakmark Equity & Income I	6.93	T. Rowe Price Small Cap Value	0.14
Invesco Comstock A	9.12	Oakmark International I	(5.41)
Fidelity Spartan 500 Index Advantage	13.62	Vanguard Money Market	0.01
Harbor Capital Appreciation Adm.	9.65

(4)

The amount shown for Mr. Clifton represents a distribution from the Cash America NQSP. Mr. Clifton previously was employed by Cash America and participated in the Cash America NQSP until he left Cash America in July 2010. He had elected to receive a portion of his Cash America NQSP account balance in annual installments following his separation from service. As required by tax regulations, that election remained in effect after Mr. Clifton joined Enova in December 2011.

(5)

Includes the 2014 Enova SERP contributions shown under the “Registrant Contributions in 2014” column that were made in February 2015 for the named executive officers that were employed as of December 31, 2014.

(6)

The vested portion of Mr. Fisher’s Enova SERP balance at December 31, 2014 was $11,015. Messrs. Clifton, Levertov and King and Ms. Young were fully vested in their Enova NQSP and Enova SERP balances at December 31, 2014.

Potential Payments upon Termination or Change-in-Control

The following includes information regarding potential payments that could have been made to our named executive officers in connection with a termination or upon a change-in-control on December 31, 2014. On the date of the Spin-off, we entered into the CIC Agreements with certain of our executive officers, including Messrs. Fisher, Clifton and King and Ms. Young. In connection with the Spin-off, we also adopted a severance pay plan for executives that we may follow in the case of an involuntary termination. See “—Plans We Have Adopted—Severance Arrangements for Executives” for additional information. The information regarding the Enova SERP and Enova NQSP is still applicable to our named executive officers, as these are Enova plans that were adopted prior to the Spin-off and will continue to be used following the Spin-off.

Payments Made Upon Resignation, Retirement, Termination, Death or Disability

Severance Pay Plan for Executives. We have adopted a severance pay plan for executives that provides guidance for severance pay, continued medical and health benefits, payment of accrued but unused paid time off and an allowance for outplacement services for our executive officers following certain terminations not related to a change-in-control. Under our Severance Pay Plan for Executives each of our named executive officers could have received severance pay or benefits if his or her employment was involuntarily terminated due to restructuring, job elimination or other circumstances that Enova determines warrant the provision of severance benefits. Upon termination of employment for any of these reasons, if the executive agreed to a general release of Enova and its affiliates related to employment claims arising from the termination and a promise to comply with confidentiality and nonsolicitation provisions, the executive generally would have been entitled to severance pay equal to the number of months of base salary and payable over the period reflected in the table below:

Years of Employment	Vice President	Senior Vice President	Executive Vice President	CEO
1 but less than 5	4 months	6 months	9 months	12 months
5 but less than 10	6 months	9 months	12 months	18 months
10 but less than 15	8 months	12 months	18 months	24 months
15 but less than 20	10 months	15 months	24 months	24 months
20 or more	12 months	18 months	24 months	24 months

In addition, each executive would have received:

•

Continued medical and health care benefits for the shorter of the period set forth in the table above or the period during which the former executive is covered by COBRA, with our continuing to pay the portion of COBRA premiums that exceed the portion of health care premiums that current employees are required to pay, or Employer COBRA Premiums, and for the costs of supplemental health care benefits in excess of the amount current executives are required to pay, or Employer Supplemental Executive Health Care Premiums; and

•	A lump sum equal to all accrued but unpaid paid time off.

Other benefits and perquisites would cease on the officer’s termination date.

Regardless of whether a named executive officer’s employment terminates due to retirement, resignation, involuntary termination, death or disability, he or she is entitled to receive amounts earned during his term of employment. Such amounts include: unpaid non-equity incentive compensation earned during the previous year under the STI plan; vested grants under the Enova LTIP or any previous incentive plan; and vested contributions and earnings under the Enova 401(k) plan, the Enova NQSP and the Enova SERP. In addition, if the named executive officer dies, his estate would receive payments under the group life insurance plan.

In all cases Enova has complete discretionary authority to award greater or lesser amounts of severance pay and benefits.

Retention Bonus Agreement with Mr. King.

Under the Retention Bonus Agreement, Mr. King is entitled to receive any unvested portion of his retention bonuses if he (i) is involuntarily terminated without cause, (ii) voluntarily terminates his employment for good reason (including a reduction in his duties or compensation or certain changes in his place of employment), (iii) dies or (iv) becomes disabled prior to the applicable vesting date for that portion of the retention bonus. See “—Compensation Discussion and Analysis—Compensation Prior to 2014—Retention Bonus Agreement with Mr. King” for additional information.

Payments made Upon a Change-in-Control

The Executive Change-in-Control Severance and Restrictive Covenant Agreements with our named executive officers (other than Mr. Levertov) specify the payments that they are to receive if they are terminated in connection with or during a specified period following a change-in-control. See “Plans We Have Adopted—Severance Arrangements for Executives.”

Executive Change-in-Control Severance and Restrictive Covenant Agreements.

The Executive Change-in-Control Severance and Restrictive Covenant Agreement with Mr. Fisher provided that if, within 12 months after a “change-in-control” of Enova, Enova terminated Mr. Fisher without cause or if Mr. Fisher voluntarily terminated his employment with good reason (including a reduction in his duties or compensation or relocation of place of employment), then Mr. Fisher would have been entitled to:

•	earned and unpaid salary;

•

a pro-rated portion of the target annual bonus (or short-term incentive compensation) under the existing bonus (or short-term incentive compensation) plan based on the number of months employed during the year;

•	a lump sum equal to all accrued but unpaid paid time off;
•	a lump sum equal to two times the higher of the executive’s annual rate of base salary on the date of termination or on the date of change-in-control;
•

a lump sum equal to two times the greater of (i) the target bonus (or short-term incentive compensation) for the year, or (ii) the actual bonus (or short-term incentive compensation) for the preceding year;

•

immediate vesting of any outstanding unvested cash-based and equity-based long-term incentive awards with the amount paid with respect to (i) cash-based awards to be equal to the greater of (A) the amount calculated under the award agreement based on the higher of the target or the actual achievement of the performance goals or (B) the amount to which the executive would be entitled under the provisions of the award agreement, and (ii) performance-based equity awards to be equal to the maximum amount available under each award;

•

continued medical and health care benefits for 24 months, consisting of Employer COBRA Premiums to be paid over a 18-month period and an amount equal to (i) six times the first monthly Employer COBRA Premium and (ii) 24 times the first monthly Employer Supplemental Executive Health Care Premium, paid in a lump sum; and

•	executive placement services from an executive search/placement firm of up to $50,000.

The Executive Change-in-Control Severance and Restrictive Covenant Agreement with named executive officers other than Mr. Fisher provide that if, within 12 months after a “change-in-control” of Enova, Enova terminated the executive without cause or if the executive voluntarily terminated his or her employment with good reason (including a reduction in his or her duties or compensation or relocation of place of employment), then the executive would have been entitled to:

•	earned and unpaid salary;
•

a pro-rated portion of the target annual bonus (or short-term incentive compensation) under the existing bonus (or short-term incentive compensation) plan based on the number of months employed during the year;

•	a lump sum equal to all accrued but unpaid paid time off;
•	a lump sum equal to the higher of the executive’s annual rate of base salary on the date of termination or on the date of change-in-control;
•	a lump sum equal to the greater of (i) the target bonus (or short-term incentive compensation) for the year, or (ii) the actual bonus (or short-term incentive compensation) for the preceding year;
•

immediate vesting of any outstanding unvested cash-based and equity-based long-term incentive awards with the amount paid with respect to (i) cash-based awards to be equal to the greater of (A) the amount calculated under the award agreement based on the higher of the target or the actual achievement of the performance goals or (B) the amount to which the executive would be entitled under the provisions of the award agreement, and (ii) performance-based equity awards to be equal to the maximum amount available under each award;

•

continued medical and health care benefits for 12 months, consisting of Employer COBRA Premiums to be paid over a 12-month period and an amount equal to 12 times the first monthly Employer Supplemental Executive Health Care Premium, paid in a lump sum; and

•	executive placement services from an executive search/placement firm of up to $25,000.

Certain payments under the Executive Change-in-Control Severance and Restrictive Covenant Agreements will be delayed for six months if required by Code Section 409A of the Internal Revenue Code. In addition, the Executive Change-in-Control Severance and Restrictive Covenant Agreements provide that a change-in-control is deemed to occur under the circumstances described below under “Change-in-Control Definitions.”

Accelerated Vesting of Awards under the Enova Long-Term Incentive Plan.

The agreements relating to the RSUs and stock options granted under the Enova LTIP provide that the vesting and payment of RSUs and stock options would be accelerated if there is a change-in-control.

Accelerated Vesting under the Enova SERP and the Enova NQSP. The Enova SERP provides that the vesting under the Enova SERP would be accelerated if there is a change-in-control or if the executive’s employment is terminated as a result of his job being abolished. The Enova NQSP provides that the vesting of the unvested portion of Enova’s matching amounts contributed to a named executive officer’s Enova NQSP account would accelerate in the event of a change-in-control or if the executive’s employment is terminated as a result of death or disability or of his job being abolished.

Change-in-Control Definitions.

The Executive Change-in-Control Severance and Restrictive Covenant Agreement with Mr. Fisher, the Executive Change-in-Control Severance and Restrictive Covenant Agreement with Messrs. Clifton and King and Ms. Young, the RSU awards and stock option awards granted to our named executive officers under the Enova LTIP, the Enova SERP and the Enova NQSP each provide that a change-in-control is deemed to occur:

•

if any person or group acquires ownership of Enova stock that, together with all other Enova’s stock held by that person or group, constitutes more than 50% of the total voting power or total fair market value of Enova stock;

•	if, during any 12-month period, any person or group acquires ownership of Enova stock with at least 30% of the total voting power;
•	if, during any 12-month period, a majority of the Enova directors at the beginning of such period are replaced, other than in specific circumstances; or
•

if, during any 12-month period, any person or group acquires assets of Enova with an aggregate fair market value of at least 40% of the fair market value of all of Enova’s gross assets immediately prior to such acquisition or acquisitions. Cash America’s change in ownership of our stock, through a public offering or otherwise, is not considered a change-in-control under the Enova SERP or the Enova NQSP.

Distribution of Nonqualified Deferred Compensation

Our named executive officers are entitled to receive the vested amounts in their accounts under the Enova NQSP and the Enova SERP if their employment with us terminates. The last column in the Nonqualified Deferred Compensation Table reports each named executive officer’s aggregate balance at December 31, 2014 under each plan. All of our named executive officers except for Mr. Fisher were fully vested in their Enova SERP balances at December 31, 2014. Mr. Fisher was vested in 20% of his Enova SERP balance at December 31, 2014. All of our named executive officers who had balances in the Enova NQSP at December 31, 2014 were fully vested. The account balances continue to be credited with increases or decreases reflecting changes in the value of the investments against which the account balances are calculated, and to accrue interest income or dividend payments, as applicable, between the termination event and the date distributions are made. Therefore, amounts that the named executive officer would actually receive would differ from those shown in the Nonqualified Deferred Compensation Table.

Potential Payments

The following tables and disclosures show potential payments to our named executive officers, under our contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a change-in-control or termination of employment, assuming a December 31, 2014 termination date and, where applicable, using the closing price of our common stock of $22.26 (as reported on the NYSE as of December 31, 2014), and assuming that the applicable named executive officers had met requirements under our incentive compensation plans that the executive be employed as of year-end to receive benefits relating to the year. As of December 31, 2014, each executive had received all of the base salary earned during 2014, except for the portion earned in the final payroll period that began in 2014 and ended in 2015.

David A. Fisher

	Resignation or Retirement		Death or Disability		Involuntary Termination Other than for Cause		Involuntary Termination Other than for Cause/ Voluntary Termination with Good Reason Following a Change-in-Control
Severance	$—		$—		$540,800	(1)	$2,127,882	(2)
Short-term incentive compensation	943,976	(3)	943,976	(3)	943,976	(3)	404,561	(4)
Accelerated vesting of share-based awards	—		—		—		3,264,830	(5)
Accelerated vesting of SERP balance	—		—		—		119,871	(6)
Accelerated vesting of NQSP balance	—		9,876	(6)	—		9,876	(6)
Continued health benefits	—		—		—		77,464	(7)
Accrued & unused paid time off	43,680	(8)(9)	43,680	(8)	43,680	(8)	43,680	(8)
Outplacement benefits	—		—		—		50,000

Total	$987,656		$997,532		$1,528,456		$6,098,164

(1)

Includes twelve months base salary payable over a twelve-month period following termination that would be payable under the terms of our Severance Pay Plan for Executives. Mr. Fisher was President and Chief Executive Officer as of December 31, 2014.

(2)

This amount is (a) two times Mr. Fisher’s base salary as of December 31, 2014 and (b) two times his target STI award that would be payable under the terms of the Executive Change-in-Control Severance and Restrictive Covenant Agreement with Mr. Fisher. To be paid as a lump sum.

(3)	This amount is the actual 2014 STI and discretionary bonus award paid to Mr. Fisher in 2015 for 2014 service.
(4)	This amount is the target award under the 2014 STI plan that would be payable under the terms of the Executive Change-in-Control Severance and Restrictive Covenant Agreement with Mr. Fisher.
(5)

This is the intrinsic value as of December 31, 2014 of (a) 146,668 RSUs granted to Mr. Fisher during 2014 and (b) 350,000 stock options granted to Mr. Fisher during 2014, all of which were granted under the Enova LTIP and were unvested as of December 31, 2014. See “—Compensation Discussion and Analysis—2014 Compensation—Long-Term Incentive Compensation— Restricted Stock Units and Stock Options.”

(6)	Represents the unvested portion of Mr. Fisher’s Enova SERP or NQSP balance at December 31, 2014.
(7)

Consists of Employer COBRA Premiums to be paid over an 18-month period and an amount equal to (i) six times the first monthly Employer COBRA Premium and (ii) 24 times the first monthly Employer Supplemental Executive Health Care Premium, paid in a lump sum.

(8)	Calculated based on Mr. Fisher’s salary at December 31, 2014. Assumes none of Mr. Fisher’s 168 hours of accrued paid time off available for the 2014 year had been used.
(9)	Under certain circumstances, Illinois, the state where Mr. Fisher is employed, requires payment of accrued and unused paid time off.

Robert S. Clifton

	Resignation, Retirement, Death or Disability		Involuntary Termination Other than for Cause		Involuntary Termination Other than for Cause/ Voluntary Termination with Good Reason Following a Change-in- Control
Severance	$—		$79,800	(1)	$323,009	(2)
Short-term incentive compensation	191,000	(3)	191,000	(3)	83,609	(4)
Accelerated vesting of share-based awards	—		—		529,343	(5)
Continued health benefits	—		4,361	(6)	13,084	(7)
Accrued & unused paid time off	19,336	(8)(9)	19,336	(8)	19,336	(8)
Outplacement benefits	—		—		25,000

Total	$210,336		$294,497		$993,381

(1)

Includes four months base salary payable over a four-month period following termination that would be payable under the terms of our Severance Pay Plan for Executives. Mr. Clifton was Vice President—Chief Financial Officer and Treasurer as of December 31, 2014.

(2)

This amount is (a) Mr. Clifton’s base salary as of December 31, 2014 and (b) his target STI award that would be payable under the terms of the Executive Change-in-Control Severance and Restrictive Covenant Agreement. To be paid as a lump sum.

(3)	This amount is the actual 2014 STI award paid to Mr. Clifton in 2015 for 2014 service.
(4)	This amount is the target award under the 2014 STI plan that would be payable under the terms of the Executive Change-in-Control Severance and Restrictive Covenant Agreement with Mr. Clifton.
(5)

This is the intrinsic value as of December 31, 2014 of (a) 23,780 RSUs granted to Mr. Clifton during 2014 and (b) 67,793 stock options granted to Mr. Clifton during 2014, all of which were granted under the Enova LTIP and were unvested as of December 31, 2014. See “—Compensation Discussion and Analysis—2014 Compensation—Long-Term Incentive Compensation— Restricted Stock Units and Stock Options.”

(6)	Consists of Employer COBRA Premiums to be paid over a four-month period and Employer Supplemental Executive Health Care Premiums to be paid over a four-month period.
(7)	Consists of Employer COBRA Premiums to be paid over a twelve-month period and Employer Supplemental Executive Health Care Premiums to be paid over a twelve-month period.
(8)	Calculated based on Mr. Clifton’s salary at December 31, 2014. Assumes none of Mr. Clifton’s 168 hours of accrued paid time off available for the 2014 year had been used.
(9)	Under certain circumstances, Illinois, the state where Mr. Clifton is employed, requires payment of accrued and unused paid time off.

Arad Levertov

	Resignation, Retirement, Death or Disability		Involuntary Termination Other than for Cause
Severance	$—		$243,750	(1)
Short-term incentive compensation	352,000	(2)	352,000	(2)
Continued health benefits	—		22,541	(3)
Accrued & unused paid time off	26,250	(4)(5)	26,250	(4)

Total	$378,250		$644,541

(1)

Includes nine months base salary payable over a nine-month period following termination that would be payable under the terms of our Severance Pay Plan for Executives. Mr. Levertov was Executive Vice President—Chief Operating Officer as of December 31, 2014.

(2)	This amount is the actual 2014 STI award paid to Mr. Levertov in 2015 for 2014 service.
(3)	Consists of Employer COBRA Premiums to be paid over a nine-month period and Employer Supplemental Executive Health Care Premiums to be paid over a nine-month period.
(4)	Calculated based on Mr. Levertov’s salary at December 31, 2014. Assumes none of Mr. Levertov’s 208 hours of accrued paid time off available for the 2014 year had been used.
(5)	Under certain circumstances, Illinois, the state where Mr. Levertov is employed, requires payment of accrued and unused paid time off.

Alex T. King

	Resignation or Retirement		Death, Disability or Voluntary Termination with Good Reason		Involuntary Termination Other than for Cause		Involuntary Termination Other than for Cause/ Voluntary Termination with Good Reason Following a Change-in- Control
Severance	$—		$—		$270,375	(1)	$644,612	(2)
Short-term incentive compensation	191,000	(3)	191,000	(3)	191,000	(3)	119,295	(4)
Accelerated vesting of share-based awards	—		—		—		964,793	(5)
Continued health benefits	—		—		21,933	(6)	29,244	(7)
Accrued & unused paid time off	36,050	(8)(9)	36,050	(8)	36,050	(8)	36,050	(8)
Outplacement benefits	—		—		—		25,000
Retention bonus	—		233,333	(10)	233,333	(10)	233,333	(10)

Total	$227,050		$460,383		$752,691		$2,052,327

(1)

Includes nine months base salary payable over a nine-month period following termination that would be payable under the terms of our Severance Pay Plan for Executives. Mr. King was Senior Vice President—Operations as of December 31, 2014.

(2)

This amount is (a) Mr. King’s base salary as of December 31, 2014 and (b) his target STI award that would be payable under the terms of the Executive Change-in-Control Severance and Restrictive Covenant Agreement. To be paid as a lump sum.

(3)	This amount is the actual 2014 STI award paid to Mr. King in 2015 for 2014 service.
(4)	This amount is the target award under the 2014 STI plan that would be payable under the terms of the Executive Change-in-Control Severance and Restrictive Covenant Agreement with Mr. King.
(5)

This is the intrinsic value as of December 31, 2014 of (a) 43,342 RSUs granted to Mr. King during 2014 and (b) 123,560 stock options granted to Mr. King during 2014, all of which were granted under the Enova LTIP and were unvested as of December 31, 2014. See “—Compensation Discussion and Analysis—2014 Compensation—Long-Term Incentive Compensation— Restricted Stock Units and Stock Options.”

(6)	Consists of Employer COBRA Premiums to be paid over a nine-month period and Employer Supplemental Executive Health Care Premiums to be paid over a nine-month period.
(7)	Consists of Employer COBRA Premiums to be paid over a twelve -month period and Employer Supplemental Executive Health Care Premiums to be paid over a twelve-month period.
(8)	Calculated based on Mr. King’s salary at December 31, 2014. Assumes none of Mr. King’s 168 hours of accrued paid time off available for the 2014 year had been used.
(9)	Under certain circumstances, Illinois, the state where Mr. King is employed, requires payment of accrued and unused paid time off.
(10)	Includes $233,333 of Mr. King’s retention bonus for which payment would be accelerated under the terms of the Retention Bonus Agreement.

Lisa M. Young

	Resignation, Retirement, Death or Disability		Involuntary Termination Other than for Cause		Involuntary Termination Other than for Cause/ Voluntary Termination with Good Reason Following a Change-in- Control
Severance	$—		$122,050	(1)	$351,548	(2)
Short-term incentive compensation	219,000	(3)	219,000	(3)	85,214	(4)
Accelerated vesting of share-based awards	—		—		579,962	(5)
Continued health benefits	—		6,542	(6)	13,084	(7)
Accrued & unused paid time off	24,410	(8)(9)	24,410	(8)	24,410	(8)
Outplacement benefits	—		—		25,000

Total	$243,410		$372,002		$1,079,218

(1)

Includes six months base salary payable over a six-month period following termination that would be payable under the terms of our Severance Pay Plan for Executives. Ms. Young was Vice President—General Counsel & Secretary as of December 31, 2014.

(2)

This amount is (a) Ms. Young’s base salary as of December 31, 2014 and (b) her target STI award that would be payable under the terms of the Executive Change-in-Control Severance and Restrictive Covenant Agreement. To be paid as a lump sum.

(3)	This amount is the actual 2014 STI award paid to Ms. Young in 2015 for 2014 service.
(4)	This amount is the target award under the 2014 STI plan that would be payable under the terms of the Executive Change-in-Control Severance and Restrictive Covenant Agreement with Ms. Young.
(5)

This is the intrinsic value as of December 31, 2014 of (a) 26,054 RSUs granted to Ms. Young during 2014 and (b) 74,276 stock options granted to Ms. Young during 2014, all of which were granted under the Enova LTIP and were unvested as of December 31, 2014. See “—Compensation Discussion and Analysis—2014 Compensation—Long-Term Incentive Compensation— Restricted Stock Units and Stock Options.”

(6)	Consists of Employer COBRA Premiums to be paid over a six-month period and Employer Supplemental Executive Health Care Premiums to be paid over a six-month period.
(7)	Consists of Employer COBRA Premiums to be paid over a twelve-month period and Employer Supplemental Executive Health Care Premiums to be paid over a twelve-month period.
(8)	Calculated based on Ms. Young’s salary at December 31, 2014. Assumes none of Ms. Young’s 208 hours of accrued paid time off available for the 2014 year had been used.
(9)	Under certain circumstances, Illinois, the state where Ms. Young is employed, requires payment of accrued and unused paid time off.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Our Common Stock is our only outstanding class of equity securities.

Securities Owned by Principal Stockholders

The following table sets forth information regarding the number and percentage of shares of Common Stock held by all persons and entities known by us to beneficially own 5% or more of our outstanding Common Stock as of March 13, 2015. The information regarding beneficial ownership of Common Stock by the entity identified below is included in reliance on a report filed by the entity with the SEC, except that the percentage is based upon our calculations made in reliance upon the number of shares reported to be beneficially owned by the entity in such report and the number of shares of our Common Stock issued and outstanding on March 13, 2015, which was 33,000,000.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Cash America International, Inc. 1600 W. 7th Street Fort Worth, TX 76102	6,589,497	(1)	20.0%
BlackRock Inc. 55 East 52nd Street New York, NY 10022	2,513,766	(2)	7.6%
FMR LLC 245 Summer Street Boston, MA 02210	1,965,869	(3)	6.0%
The Vanguard Group 100 Vanguard Boulevard Malvern, PA 19355	1,728,333	(4)	5.2%

(1)

As discussed in “Certain Relationships and Related Transactions, and Director Independence—Agreements Between Us and Cash America—Stockholder’s and Registration Rights Agreement, Cash America has granted us a proxy to vote its shares in proportion to the votes cast by our other stockholders. This proxy, however, will be automatically revoked as to a particular share upon any sale or transfer of such share from Cash America to a person other than Cash America, and neither the voting agreement nor the proxy limits or prohibits any such sale or transfer.

(2)	According to a Schedule 13G filed with the SEC on February 2, 2015, BlackRock, Inc. has sole voting power with respect to 2,450,996 shares and has the sole right to dispose of all 2,513,766 shares.
(3)

A Schedule 13G was filed by FMR LLC, Edward C. Johnson 3d and Abigail P. Johnson on February 11, 2015.  The filing provides that Mr. Johnson is a director and the chairman of FMR LLC and that Ms. Johnson is a director, the vice chairman, the chief executive officer and the president of FMR LLC. Members of Mr. Johnson’s family, including Ms. Johnson, are the predominant owners of approximately 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders of FMR LLC have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares.  The Schedule 13G further provides that neither FMR LLC, nor Mr. Johnson nor Ms. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies advised by Fidelity Management & Research Company ("FMR Co"), a wholly owned subsidiary of FMR LLC, which power resides with the boards of trustees of such funds. Fidelity Management & Research Company, according to such filing, carries out the voting of the shares under written guidelines established by the boards of trustee of such funds.

(4)	According to a Schedule 13G filed with the SEC on February 11, 2015, The Vanguard Group. has sole voting power with respect to 35,016 shares and has the sole right to dispose of 1,696,062 shares.

Securities Owned by Officers and Directors

We encourage our directors, officers and employees to own our common stock in order to align their interests with our stockholders and have adopted stock ownership guidelines that require certain stock ownership by our executive officers and directors. See “Executive Compensation—Compensation Discussion and Analysis—2013 Compensation—Retirement and Other Policies and Practices Related to Our Executive Compensation Program—Equity Ownership” of Part III, Item 11 of this report for additional information about our stock ownership guidelines.

The following table sets forth information about the beneficial ownership of our outstanding Common Stock as of March 13, 2015 by our directors, our named executive officers whose compensation is disclosed in Part III, Item 11 of this report and all of our directors and executive officers as a group. The ownership percentage is based on the number of shares of our Common Stock issued and outstanding on March 13, 2015, which was 33,000,000.

	Shares Beneficially Owned
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)		Percent of Class
Daniel R. Feehan	294,590	(3)	*
David A. Fisher	7,429		*
William M. Goodyear	—		*
James A. Gray	19,600	(4)	*
David C. Habiger	—		*
Gregg A. Kaplan	4,585	(5)	*
Mark A. Tebbe	10,000	(6)	*
Robert S. Clifton	3,180		*
Alex T. King	1,347		*
Arad Levertov	—		*
Lisa M. Young	—		*
All directors and executive officers as a group (16 persons)(7)	342,313		1.0%

*	Indicates ownership of less than 1.0% of our Common Stock.

(1)

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Unless otherwise indicated, each of the persons named has sole voting and investment power with respect to the shares reported.

(2)	The payout of certain amounts shown may be subject to delay pursuant to Section 409A (“Section 409A”) of the Code. Any such delay has not been considered for the purposes of this table.
(3)

Includes shares that will be payable under deferred vested RSUs relating to Cash America common stock that could become deliverable to Mr. Feehan within 60 days following March 13, 2015 due to the termination of his employment. Also includes 51,814 shares held in an irrevocable trust of which Mr. Feehan is sole trustee.

(4)

Includes 15,500 shares held in an irrevocable trust of which Mr. Gray is the sole trustee and sole beneficiary and 4,100 shares held in a revocable trust of which Mr. Gray is the sole trustee and sole beneficiary.

(5)	Represents shares held in an irrevocable trust of which Mr. Kaplan is the sole trustee and sole beneficiary.
(6)	Represents shares held in a revocable trust of which Mr. Tebbe is the sole trustee.
(7)	Includes all of our current directors and all executive officers employed by us as of March 13, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Procedures for Approval of Related Person Transactions

Our written related person transaction policy governs the review of any transaction, or series of transactions, involving amounts greater than $60,000 in which a director, director nominee, executive officer, 5% shareholder, members of their immediate families, or any entity of which any such person or any member of their immediate family is an officer, director, partner, principal or 5% shareholder (each, a “related person”) has a direct or indirect material interest. The policy does not cover transactions, or series of transactions, that involve (i) compensation arrangements of any executive officer, if such arrangements have been approved by the Board or one of its committees, (ii) less than $60,000, (iii) rates or charges that are determined by competitive bids, (iv) the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority, or (v) services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services. The policy also does not cover transactions, or series of transactions, that arise solely from the ownership of a class of our equity securities if all holders of that class of our equity securities received the same benefit on a pro rata basis.

The Nominating and Corporate Governance Committee, or another committee of the Board of Directors comprised of at least three independent directors who are not involved in the transaction, must approve, ratify or refer to the full Board of Directors related person transactions involving amounts from $60,000 to $120,000. For transactions involving amounts greater than $120,000, the Nominating and Corporate Governance Committee, or such other committee that has reviewed the transaction, will make a recommendation to the full Board of Directors concerning such related person transaction and the full Board of Directors will then ratify, approve or disapprove of such transaction. A director may not participate in the review or approval of any transaction involving himself or any of his affiliates or family members. In addition, if shareholder approval is required under the NYSE rules, our articles of incorporation or applicable law for any related person transaction, our related person transaction policy requires us to seek shareholder approval for such transaction.

If it is impractical or undesirable to wait until a committee or Board of Directors meeting to consummate a related person transaction involving $120,000 or less, the Nominating and Corporate Governance Committee chair may review and approve the transaction pursuant to the criteria set forth in the related person transaction policy. Another Nominating and Corporate Governance Committee member may review and approve the transaction if the chair is unavailable or if he, a family member or an affiliate of his is a party to the transaction. Such approval shall be reported to the Board of Directors at its next regularly scheduled meeting.

The Separation from Cash America

Our separation from Cash America was accomplished by means of the distribution by Cash America of 80 percent of the outstanding shares of Enova common stock to holders of Cash America common stock entitled to such distribution, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Separation From Cash America” included in Part II, Item 7 of this report.

Historical Relationship with Cash America

Prior to the Spin-off, we were a wholly-owned subsidiary of Cash America. Cash America historically provided corporate services such as executive oversight, insurance and risk management, government relations, internal audit, treasury, licensing, and to a limited extent finance, accounting, tax, legal, human resources, compensation and benefits, compliance and support for certain information systems related to financial reporting for which we are now responsible. Expenses allocated to us by Cash America relating to these services were $9.1 million for the year ended December 31, 2014.

Historically, we funded our strategic and operating capital needs through a combination of cash flows from operating activities and affiliate advances from Cash America. Our affiliate advances were evidenced through borrowings under an intercompany credit agreement with Cash America. On May 30, 2014 we issued and sold the Notes in a private offering and terminated our credit agreement with Cash America. We used all of the net proceeds, or $479.0 million, of the Notes offering to repay all of our intercompany indebtedness due to Cash America, which was $361.4 million as of May 30, 2014, and the remaining net proceeds in the amount of $117.6 million were used to pay a significant portion of a dividend to Cash America. In addition, prior to the Spin-off and when we were a subsidiary of Cash America, we also guaranteed Cash America’s long-term debt. Those guarantees were released in connection with the Spin-off.

On May 30, 2014, we paid Cash America a $120.7 million dividend, or the Cash America Dividend, a substantial portion of which was paid from the net proceeds under the Senior Notes. We also paid a cash dividend of $1.7 million to Cash America on June 30, 2014. Additionally, on September 6, 2011, we paid Cash America a $75.0 million dividend, which was evidenced by a promissory note payable to Cash America that was subsequently included in the borrowings evidenced by our credit agreement with Cash America (which was terminated following the Notes offering).

Prior to the Spin-off, Cash America guaranteed our performance of our obligations to third party lenders under our CSO programs, totaling $36.3 million as of December 31, 2014, and our obligations under the leases covering certain of our leased premises for which we are liable for an aggregate amount of approximately $4.0 million to be paid during the remaining lease term that expires on June 30, 2017, which amount will decline over time. Cash America no longer guarantees our obligations to third-party lenders that participate in our CSO programs but still guarantees our obligations under the leases covering our current headquarters location. We have agreed to indemnify Cash America for any liability incurred by it based on guarantees of our obligations under the leases covering our current headquarters location.

Related-Party Transactions

Prior to the Spin-off, we were a subsidiary of Cash America and we engaged in related-party transactions with Cash America. Those transactions are described in more detail in Note 15 of notes to consolidated financial statements for the year ended December 31, 2014 that accompany our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” and in the other disclosures in this section.

Prior to the Spin-off, we paid Cash America compensation for loans made to or arranged for customers who were referred from Cash America. We paid $1.2 million for the year ended December 31, 2014, pursuant to this arrangement. In addition, prior to the Spin-off, we administered the consumer loan underwriting model utilized by Cash America’s Retail Services Division in exchange for the reimbursement of our direct third-party costs incurred in providing the service. We received $0.6 million for the year ended December 31, 2014, pursuant to this arrangement.

As discussed under “Item 1. Business—Executive Officers of the Registrant” of this report, the individuals listed below are executive officers of Enova. As executive officers of Enova, each person is considered a “related person” (as defined in Item 404(a) of SEC Regulation S-K). On the date of the Spin-off, unvested RSUs of Cash America common stock held by Mr. Fisher, our president and chief executive officer, (as shown below) vested. See “Item 12, Security Ownership of Beneficial Owners and Management and Related Stockholder Matters” for information regarding the shares of Enova that Mr. Fisher received in connection with these RSUs and the Spin-off. The number of Cash America RSUs that vested, the approximate expense thereof, and the approximate dollar value of the related-persons’ interests in the transaction are as follows:

Name	No. of Cash America Restricted Stock Units Held as of November 12, 2014 (1)	Amount of Expense (2)	Approximate Dollar Value of Shares as of November 12, 2014 (3)
David A. Fisher	14,260	$687,189	$728,686
Kirk Chartier	—	—	—
Alex T. King	—	—	—
Arad Levertov	—	—	—
Robert S. Clifton	—	—	—
Joseph DeCosmo	—	—	—
John J. Higginson	—	—	—
Sean Rahilly	—	—	—
Daniel Shteyn	—	—	—
Lisa M. Young	—	—	—

(1)

On January 29, 2013 Mr. Fisher received a special one-time grant of 14,260 Cash America RSUs. The number of RSUs granted to Mr. Fisher by Cash America was determined by dividing $600,000 by the average closing price of Cash America common stock for the 20 trading-day period ending on the day before the grant date.

(2)

The amount shown represents the grant date fair value in compliance with ASC 718, Compensation—Stock Compensation, or ASC 718, for RSU awards granted under Cash America’s long-term incentive plan. In accordance with ASC 718, the amount in this column was calculated by multiplying the number of RSUs granted by the closing stock price of Cash America’s common stock on the last trading day preceding the grant date, which was $48.19.

(3)

The approximate dollar value of the RSU grant was calculated by multiplying the number of RSUs granted by the closing stock price of Cash America’s common stock on the day prior to the Spin-off, or November 12, 2014, which was $51.10. Mr. Fisher’s RSUs vested on the date of the Spin-off.

In addition, Cash America granted cash-based performance unit awards to our officers and certain other employees in 2012, 2013 and 2014. Any of the cash-based performance units granted in 2013 and 2014 that were scheduled to vest within twelve months from the date of Spin-off vested on the effective date of the Spin-off, with the vested value to be paid in cash. The value of vested cash-based performance units granted in 2013 and 2014 was based on our earnings before interest, taxes, depreciation and amortization adjusted for certain items, or LTI Adjusted EBITDA, for the most recent twelve-calendar month period ending before the date of the Spin-off, or October 2014, compared to (i) our 2012 LTI Adjusted EBITDA for the awards granted in 2013 and (ii) our 2013 LTI Adjusted EBITDA for the awards granted in 2014. The remaining portion of these cash-based performance unit awards that were scheduled to vest after the date of the Spin-off were terminated. In addition, the cash-based performance unit awards that were granted to our officers and certain other employees in July 2012 that were scheduled to vest on January 1, 2015, which is their final vesting date, vested on the effective date of the Spin-off, with the vested value to be paid in cash. The value of these cash-based performance units that were granted in July 2012 was as follows: (i) 50% was based on our year-to-date LTI Adjusted EBITDA through the last day of the calendar month preceding or coincident with the date of the Spin-off compared to the same period year-to-date LTI Adjusted EBITDA for the year prior to the Spin-off, (ii) 25% was based on our 2013 LTI Adjusted EBITDA compared to our 2012 LTI Adjusted EBITDA, and (iii) 25% was based on our LTI Adjusted EBITDA for the last six months of 2012 compared to our LTI Adjusted EBITDA for the last six months of 2011.

The cash payments to be made for the performance units that vested on the date of the Spin-off under these awards was determined in accordance with the provisions described above. The performance units that vested for each executive officer upon the Spin-off, and the amount that was paid to each executive officer in December 2014 is set forth below:

	Performance Units that Vested on the Spin-off Date
Name	Performance Units Granted in 2012	Performance Units Granted in 2013	Performance Units Granted in 2014	Total Value of the Performance Units
David A. Fisher	—	5,125.500	1,528.125	$972,522
Kirk Chartier	—	—	481.500	$111,116
Alex T. King	4,668	3,986.625	848.875	$1,626,954
Arad Levertov	3,668	2,684.625	918.375	$1,263,869
Robert S. Clifton	1,934	1,291.875	405.875	$628,286
Joseph DeCosmo	—	—	390.000	$90,001
John J. Higginson	—	—	—	$—
Sean Rahilly	—	—	339.125	$78,260
Daniel Shteyn	1,934	895.500	353.250	$551,942
Lisa M. Young	1,934	1,310.625	413.875	$633,169

See “Compensation Discussion and Analysis—2014 Compensation—Long-Term Incentive Compensation—Cash America Performance Units” for a discussion of long-term incentive awards under the Enova LTIP that our management development and compensation committee has approved to be made to our executive officers, including our named executive officers. These awards included (a) restricted stock units and (b) a special one-time grant of options to purchase Enova stock. These awards were granted on the 30th day following the Spin-off date.

We have in effect a Code of Business Conduct and Ethics, or the Code of Conduct, and a Statement of Policy for the Review, Approval or Ratification of Transactions with Related Persons, or the Related-Party Transaction Policy. The Code of Conduct prohibits our employees from entering into a transaction with companies in which the employee, a family relative of the employee or personal friend of the employee has a financial or other interest for the purpose of benefiting the associate, relative or friend without the approval of the associate’s supervisor or the legal department. The Related-Party Transaction Policy requires a member of management to notify our Board of Directors, or the Board, or an appropriate committee of the Board, of any transaction or relationship that arises and of which she or he becomes aware that reasonably could be expected to constitute a related-party transaction. For purposes of the company’s Related-Party Transaction Policy, a related-party transaction includes a transaction in which the company (including its affiliates) is a participant and in which any director, executive officer or shareholder owning at least 5% of the total equity of Enova (or any of their respective immediate family members or an entity in which such director, executive officer, shareholder or any of their respective immediate family members holds or controls more than 5% of such entity’s total equity) has or will have a direct or indirect material interest. Any such transaction or relationship will be reviewed by our company’s management or the appropriate Board committee to ensure it does not constitute a conflict of interest and is reported appropriately. Additionally, the Nominating and Governance Committee’s charter provides for the committee to conduct an annual review of related-party transactions between each of our directors and the company (and its affiliates) and to make recommendations to the Board of Directors regarding the continued independence of each Board member.

Agreements Between Us and Cash America

As part of the Spin-off, we entered into a Separation and Distribution Agreement and several other agreements with Cash America to effect the Spin-off and to provide a framework for our relationship with Cash America after the Spin-off. These agreements provide for the allocation between us and Cash America of the assets, liabilities and obligations of Cash America and its subsidiaries, and govern various aspects of the relationship between us and Cash America subsequent to the Spin-off, including with respect to transition services, registrations rights, tax matters and other commercial relationships. In addition to the Separation and Distribution Agreement, which contains key provisions related to the Spin-off, these agreements include:

•	Tax Matters Agreement;
•	Transition Services Agreement;
•	Stockholder’s and Registration Rights Agreement; and
•	Software Lease and Maintenance Agreement.

The agreements described below have been filed as exhibits to this Annual Report on Form 10-K. The summaries of the material terms of these agreements are qualified in their entirety by reference to the full text of the applicable agreements, which are incorporated by reference into this Form 10-K.

Separation and Distribution Agreement

The Separation and Distribution Agreement governs the terms of the separation of our e-commerce business from Cash America’s retail services business. Generally, the Separation and Distribution Agreement includes Cash America’s and our agreements relating to the restructuring steps to be taken to complete the Spin-off, including the assets, equity interests and rights to be transferred, liabilities to be assumed, contracts to be assigned and related matters. The Separation and Distribution Agreement provides for Cash America and us to transfer specified assets (including the equity interests of certain Cash America subsidiaries, if necessary) and liabilities between the companies that operate the e-commerce business after the Spin-off, on the one hand, and Cash America’s remaining storefront retail services business, on the other hand. The Separation and Distribution Agreement also requires that we file a registration statement to register the shares of common stock retained by Cash America, including the shares retained by Cash America for delivery under Cash America’s long-term incentive plans. We have filed the registration statement in order to satisfy that filing obligation, in accordance with the terms of the Stockholder’s and Registration Rights Agreement, but it has not yet been declared effective by the SEC.

Except as expressly set forth in the Separation and Distribution Agreement or any ancillary agreement, neither Cash America nor Enova made any representation or warranty as to the assets, equity interests, business or liabilities transferred or assumed as part of the Spin-off, as to any approvals or notifications required in connection with the transfers, as to the value or freedom from any security interests of any of the assets transferred, as to the absence or presence of any defenses or right of setoff or freedom from counterclaim with respect to any claim or other asset of either Cash America or Enova or as to the legal sufficiency of any assignment, document or instrument delivered to convey title to any asset or thing of value transferred in connection with the Spin-off. All assets were transferred on an “as is,” “where is” basis and the respective transferees bear the economic and legal risks that any conveyance will prove to be insufficient to vest in the transferee good and marketable title, free and clear of any security interest, and that any necessary consents or governmental approvals were not obtained or that any requirements of laws, agreements, security interests or judgments were not complied with.

Tax Matters Agreement

The Tax Matters Agreement governs Cash America’s and our respective rights, responsibilities and obligations with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the Spin-off and certain related transactions to qualify as tax-free for federal income tax purposes), tax attributes, tax returns, tax contests and certain other tax matters.

In general, under the Tax Matters Agreement, responsibility for taxes for periods prior to the Spin-off was allocated in the following manner:

•

With respect to any U.S. federal income taxes of the affiliated group of which Cash America is the common parent, Cash America generally is responsible for filing and paying all such taxes, and we will reimburse Cash America for the portion of the taxes attributable to us.

•

With respect to U.S. state or local income taxes of any state or local consolidated, combined or unitary group that includes Cash America or one of its subsidiaries and us, Cash America generally is responsible for filing and paying such taxes of the consolidated, combined or unitary group, and we will reimburse Cash America for the portion of the consolidated or combined taxes attributable to us.

•

Cash America generally is responsible for filing and paying any U.S. federal, state or local or foreign income taxes reportable on returns that include only Cash America and its subsidiaries (excluding us and our subsidiaries), and we generally are responsible for filing and paying any U.S. federal, state or local or foreign income taxes reportable on returns that include only us or our subsidiaries.

•

We and Cash America are responsible for certain non-income taxes, such as property, excise, sales and use taxes, attributable to each company and its respective subsidiaries (or property owned by such company or one of its subsidiaries following the Spin-off).

In addition, the Tax Matters Agreement imposes certain restrictions on us and our subsidiaries (including restrictions on share issuances, business combinations, sales of assets and similar transactions) that are designed to preserve the tax-free status of the Spin-off and certain related transactions. The Tax Matters Agreement provides special rules allocating tax liabilities in the event the Spin-off, together with certain related transactions, is not tax-free. In general, under the Tax Matters Agreement, each party is responsible for any taxes imposed on Cash America that arise from the failure of the Spin-off and certain related transactions to qualify as a tax-free transaction for federal income tax purposes within the meaning of Sections 355 and certain other relevant provisions of the Code to the extent that the failure to qualify is attributable to actions, events or transactions relating to such party’s respective stock, assets or business, or a breach of the relevant representations or covenants made by that party in the Tax Matters Agreement.

The Tax Matters Agreement also sets forth Cash America’s and our obligations as to the filing of tax returns, the administration of tax contests and assistance and cooperation on tax matters.

Transition Services Agreement

In connection with the Spin-off, we entered into a transition services agreement with Cash America, pursuant to which Cash America agreed to provide to us, on a transitional basis, certain information systems support generally consistent with the services provided by Cash America to us before the Spin-off. The charges for the transition services generally are intended to allow Cash America to fully recover the costs directly associated with providing the services to us, plus all out-of-pocket costs and expenses, with nominal profit. The charges for the transition services generally are approximately $18,000 per month plus reimbursement of Cash America’s out of pocket expenses. We have been preparing for the transition of the services provided by Cash America, or third-party providers on behalf of Cash America, to us under the transition services agreement. We expect that we will be able to complete the transition of those services on or before 12 months following the completion of the Spin-off.

Subject to certain exceptions, Cash America’s liability for providing services under the transition services agreement generally is limited to the aggregate amount (excluding any third-party costs and expenses included in such amount) actually paid to Cash America by us pursuant to the transition services agreement. The transition services agreement also provides that Cash America shall not be liable to us for any consequential, special, indirect, incidental, punitive, or exemplary damages.

Stockholder’s and Registration Rights Agreement

Prior to the Spin-off, we and Cash America entered into a Stockholder’s and Registration Rights Agreement pursuant to which we agreed that, upon the request of Cash America, we will use our best efforts to effect the registration under applicable federal and state securities laws of the shares of our common stock retained by Cash America after the Spin-off. In addition, Cash America granted us a proxy to vote the shares of our common stock that Cash America retained immediately after the Spin-off in proportion to the votes cast by our other stockholders. This proxy, however, will be automatically revoked as to a particular share upon any sale or transfer of such share from Cash America to a person other than Cash America, and neither the voting agreement nor the proxy limits or prohibits any such sale or transfer.

Software Lease and Maintenance Agreement

In connection with the Spin-off, we entered into a software lease and maintenance agreement with Cash America whereby we lease a version of our consumer loan underwriting model to Cash America for its use in its consumer credit business and provide maintenance of that model for a term of three (3) years with successive one (1) year renewal options until such time as either party elects to terminate the agreement. Cash America pays us lease and maintenance fees under this agreement.

Director Independence

Our common stock is listed on the NYSE. Under the rules of the NYSE, independent directors must comprise a majority of our Board of Directors within a specified period following the completion of the distribution. In addition, the rules of the NYSE require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and governance committees must be independent within a specified period following the completion of the distribution. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or Exchange Act. Under the rules of the NYSE, a director will only qualify as an “independent director” if, in the opinion of that company’s Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the Board of Directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries. Each member of our management development and compensation committee, or the Compensation Committee, must also qualify as a “non-employee director” as defined in Rule 16b-3 under the Exchange Act and as an “outside director” as defined for purposes of Section 162(m) of the Code, or Section 162(m).

Our Board of Directors has determined that none of Messrs. Goodyear, Gray, Habiger, Kaplan and Tebbe, representing five (5) of our seven (7) directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of the NYSE. Our Board of Directors also determined that each of Messrs. Goodyear (chair), Gray and Tebbe, who comprise our audit committee, Messrs. Habiger (chair), Kaplan and Tebbe, who comprise our Compensation Committee, and Messrs. Goodyear, Gray (chair), Habiger, Kaplan and Tebbe, who comprise our nominating and governance committee, satisfy the independence standards for those committees established by the rules of the NYSE and applicable SEC rules. In making these determinations, our Board of Directors considered the relationships that each non-employee director has with our company and all other facts and circumstances our Board of

Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Fees billed by PricewaterhouseCoopers LLP for professional services rendered for the last two fiscal years were as follows:

	2014	2013	Description of Fees
Audit Fees:	$1,042,130	$341,300

Audit fees consist primarily of the audit and quarterly reviews of our consolidated financial statements and related consents, and assurance services for debt and equity offerings, including the spin-off from Cash America.

Audit-Related Fees:	—	124,099	Audit-related fees consist primarily of diligence services provided on an abandoned acquisition in 2013.
Tax Fees:	400,000	—	Tax fees consist of services provided for required tax reporting related to the spin-off in 2014.
All Other Fees:	5,200	—	Other fees consist of amounts paid for technical publications and subscriptions.
Total:	$1,447,330	$465,399

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Cash America Audit Committee (prior to the Spin-off) and our Audit Committee (subsequent to the Spin-off) must pre-approve all auditing services and permitted non-audit services that the independent registered public accounting firm is to perform for us (except for items exempt from pre-approval requirements under applicable laws and rules). The Cash America Audit Committee delegated to the Chairman of the Audit Committee the authority to pre-approve audit and non-audit services not prohibited by law to be performed by our independent registered public accounting firm up to a maximum for any particular item of additional services of 3% of the aggregate approved annual budget for services to be rendered by such firm that is in effect at the time of such pre-approval, provided that in any particular quarter, the costs of all such items of additional services pre-approved by the Chairman may not, in the aggregate, exceed an amount greater than 5% of the aggregate approved annual budget for services to be rendered by such firm that is in effect at the time of such pre-approval. Any pre-approvals granted by the Chairman of the Cash America Audit Committee are reported to the full Cash America Audit Committee at its next regularly scheduled meeting. The Cash America Audit Committee and our Audit Committee periodically monitor the services rendered by, and actual fees paid to, the independent registered public accounting firm to ensure that the services provided are within the parameters that have been approved. The Cash America Audit Committee approved all of the audit and non-audit services and related fees for 2014 and 2013 in accordance with the policy set forth above, except for audit fees related to the fiscal year 2014 audit and registration statements subsequent to the Spin-off, which were approved by our Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements and schedules are filed in Item 8 of Part II of this report:

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	2.1	11/19/2014

3.1	Enova International, Inc. Amended and Restated Certificate of Incorporation	8-K	001-35503	3.1	11/19/2014

3.2	Enova International, Inc. Amended and Restated Bylaws	8-K	001-35503	3.2	11/19/2014

4.1	Specimen common stock certificate	10-12B	001-35503	4.1	10/2/2014

4.2	Stockholder’s and Registration Rights Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.3	11/19/2014

4.3	Indenture, dated May 30, 2014, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., as guarantors, and U.S. Bank National Association, as trustee	10-12B	001-35503	4.3	7/31/2014

4.4	First Supplemental Indenture, dated as of October 1, 2014, between Enova International, Inc., NC Financial Solutions of Louisiana, LLC, NC Financial Solutions of Montana, LLC, and NC Financial Solutions of Rhode Island, LLC, each, as subsidiary guarantor, and U.S. Bank National Association, as trustee	10-12B	001-35503	4.4	10/2/2014

10.1	Transition Services Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.2	11/19/2014

10.2	Tax Matters Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.1	11/19/2014

10.3	Software Lease and Maintenance Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.4	11/19/2014

10.4	Enova International, Inc. 2014 Long-Term Incentive Plan*					X

10.5	Enova International, Inc. Supplemental Executive Retirement Plan*	10-12B	001-35503	10.5	7/31/2014

10.6	Enova International, Inc. Nonqualified Savings Plan*	10-12B	001-35503	10.6	7/31/2014

10.7	Continued Employment and Separation Agreement between Enova Financial Holdings, LLC, a subsidiary of the Company, and Timothy S. Ho dated January 29, 2013*	10-12B	001-35503	10.7	7/31/2014

10.8	Registration Rights Agreement, dated May 30, 2014, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., and Jefferies LLC	10-12B	001-35503	10.9	7/31/2014

10.9	Credit Agreement, dated as of May 14, 2014, by and among Enova International, Inc., as borrower, the U.S. subsidiaries of Enova International, Inc., as guarantors, Jefferies Finance LLC, as administrative agent, and Jefferies Group LLC, as lender	10-12B	001-35503	10.10	7/31/2014
10.10	Lease Agreement, dated July 25, 2014, between 175 Jackson L.L.C. and Enova International, Inc.	10-12B	001-35503	10.11	10/2/2014

10.11	Form of Enova International, Inc. Severance Pay Plan for Executives*	10-12B	001-35503	10.12	10/2/2014

10.12	Form of Enova International, Inc. Senior Executive Bonus Plan *	10-12B	001-35503	10.13	10/2/2014

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13	Summary of 2014 Terms and Conditions of the Enova International, Inc. Short-Term Incentive Plan*	10-12B	001-35503	10.14	10/2/2014

10.14	Enova International, Inc. Executive Change-in-Control Severance and Restrictive Covenant Agreement for Chief Executive Officer*	8-K	001-35503	10.2	11/19/2014

10.15	Form of Enova International, Inc. Executive Change-in-Control Severance and Restrictive Covenant Agreement for Executive Officers*	8-K	001-35503	10.1	11/19/2014

10.16	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Restricted Stock Units for Directors*	10-12B	001-35503	10.17	10/17/2014

10.17	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units (for Officers)*	10-12B	001-35503	10.18	10/17/2014

10.18	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right (for Officers) *	10-12B	001-35503	10.19	10/17/2014

10.19	Cash America International, Inc. 1994 Long-Term Incentive Plan*	10-K	001-09733	10.5	3/29/1995

10.20	Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended (the “CSH LTIP”)*	8-K	001-09733	10.1	4/28/2009

10.21	Amendment to the CSH LTIP dated May 18, 2011*	10-12B	001-09733	10.2	7/22/2011

10.22	Second Amendment to the CSH LTIP dated May 24, 2012*	10-12B	001-09733	10.2	7/27/2012

10.23	Cash America International, Inc. 2014 Long-Term Incentive Plan*	DEF 14A	001-09733	Appendix A	4/11/2014

21.1	Subsidiaries of Enova International, Inc.					X

23.1	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document(1)					X(2)

101.SCH	XBRL Taxonomy Extension Schema Document(1)					X(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)					X(2)

101.LAB	XBRL Taxonomy Label Linkbase Document(1)					X(2)

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)					X(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)					X(2)

*	Indicates management contract or compensatory plan, contract or arrangement.

(1)

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012; (iv) Consolidated Statements of Equity at December 31, 2014, December 31, 2013 and December 31, 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013 and December 31, 2012; and (vi) Notes to Consolidated Financial Statements.

(2)	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENOVA INTERNATIONAL, INC.

Date: March 20, 2015	By:	/s/ DAVID A. FISHER
David A Fisher
Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID A. FISHER	Chairman of the Board of Directors,	March 20, 2015
David A. Fisher	Chief Executive Officer, President and Director
(Principal Executive Officer)

/s/ ROBERT S. CLIFTON	Vice President,	March 20, 2015
Robert S. Clifton	Chief Financial Officer and Treasurer (Principal Financial and
Accounting Officer)

/s/ DANIEL R. FEEHAN	Director	March 20, 2015
Daniel R. Feehan

/s/ WILLIAM M. GOODYEAR	Director	March 20, 2015
William M. Goodyear

/s/ JAMES A. GRAY	Director
James A. Gray		March 20, 2015

/s/ DAVID C. HABIGER	Director
David C. Habiger		March 20, 2015

/s/ GREGG A. KAPLAN	Director
Gregg A. Kaplan		March 20, 2015

/s/ MARK A. TEBBE	Director
Mark A. Tebbe		March 20, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of

Enova International, Inc.

Our audit of the consolidated financial statements referred to in our report dated March 20, 2015 appearing in this 2014 Annual Report on Form 10-K of Enova International, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 20, 2015

SCHEDULE II

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2014

(dollars in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other	Deductions	Balance at End of Period
Tax valuation allowance
Year Ended
December 31, 2014	$—	$—	$—	$—	$—
December 31, 2013	$457	$—	$—	$(457)	$—
December 31, 2012	$—	$470	$—	$(13)	$457

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	2.1	11/19/2014

3.1	Enova International, Inc. Amended and Restated Certificate of Incorporation	8-K	001-35503	3.1	11/19/2014

3.2	Enova International, Inc. Amended and Restated Bylaws	8-K	001-35503	3.2	11/19/2014

4.1	Specimen common stock certificate	10-12B	001-35503	4.1	10/2/2014

4.2	Stockholder’s and Registration Rights Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.3	11/19/2014

4.3	Indenture, dated May 30, 2014, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., as guarantors, and U.S. Bank National Association, as trustee	10-12B	001-35503	4.3	7/31/2014

4.4	First Supplemental Indenture, dated as of October 1, 2014, between Enova International, Inc., NC Financial Solutions of Louisiana, LLC, NC Financial Solutions of Montana, LLC, and NC Financial Solutions of Rhode Island, LLC, each, as subsidiary guarantor, and U.S. Bank National Association, as trustee	10-12B	001-35503	4.4	10/2/2014

10.1	Transition Services Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.2	11/19/2014

10.2	Tax Matters Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.1	11/19/2014

10.3	Software Lease and Maintenance Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.4	11/19/2014

10.4	Enova International, Inc. 2014 Long-Term Incentive Plan*					X

10.5	Enova International, Inc. Supplemental Executive Retirement Plan*	10-12B	001-35503	10.5	7/31/2014

10.6	Enova International, Inc. Nonqualified Savings Plan*	10-12B	001-35503	10.6	7/31/2014

10.7	Continued Employment and Separation Agreement between Enova Financial Holdings, LLC, a subsidiary of the Company, and Timothy S. Ho dated January 29, 2013*	10-12B	001-35503	10.7	7/31/2014

10.8	Registration Rights Agreement, dated May 30, 2014, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., and Jefferies LLC	10-12B	001-35503	10.9	7/31/2014

10.9	Credit Agreement, dated as of May 14, 2014, by and among Enova International, Inc., as borrower, the U.S. subsidiaries of Enova International, Inc., as guarantors, Jefferies Finance LLC, as administrative agent, and Jefferies Group LLC, as lender	10-12B	001-35503	10.10	7/31/2014
10.10	Lease Agreement, dated July 25, 2014, between 175 Jackson L.L.C. and Enova International, Inc.	10-12B	001-35503	10.11	10/22/2014

10.11	Form of Enova International, Inc. Severance Pay Plan for Executives*	10-12B	001-35503	10.12	10/2/2014

10.12	Form of Enova International, Inc. Senior Executive Bonus Plan *	10-12B	001-35503	10.13	10/2/2014

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.13	Summary of 2014 Terms and Conditions of the Enova International, Inc. Short-Term Incentive Plan*	10-12B	001-35503	10.14	10/2/2014

10.14	Enova International, Inc. Executive Change-in-Control Severance and Restrictive Covenant Agreement for Chief Executive Officer*	8-K	001-35503	10.2	11/19/2014

10.15	Form of Enova International, Inc. Executive Change-in-Control Severance and Restrictive Covenant Agreement for Executive Officers*	8-K	001-35503	10.1	11/19/2014

10.16	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Restricted Stock Units for Directors*	10-12B	001-35503	10.17	10/17/2014

10.17	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units (for Officers)*	10-12B	001-35503	10.18	10/17/2014

10.18	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right (for Officers) *	10-12B	001-35503	10.19	10/17/2014

10.19	Cash America International, Inc. 1994 Long-Term Incentive Plan*	10-K	001-09733	10.5	3/29/1995

10.20	Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended (the “CSH LTIP”)*	8-K	001-09733	10.1	4/28/2009

10.21	Amendment to the CSH LTIP dated May 18, 2011*	10-12B	001-09733	10.2	7/22/2011

10.22	Second Amendment to the CSH LTIP dated May 24, 2012*	10-12B	001-09733	10.2	7/27/2012

10.23	Cash America International, Inc. 2014 Long-Term Incentive Plan*	DEF 14A	001-09733	Appendix A	4/11/2014

21.1	Subsidiaries of Enova International, Inc.					X

23.1	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document(1)					X(2)

101.SCH	XBRL Taxonomy Extension Schema Document(1)					X(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)					X(2)

101.LAB	XBRL Taxonomy Label Linkbase Document(1)					X(2)

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)					X(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)					X(2)

*	Indicates management contract or compensatory plan, contract or arrangement.

(1)

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012; (iv) Consolidated Statements of Equity at December 31, 2014, December 31, 2013 and December 31, 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013 and December 31, 2012; and (vi) Notes to Consolidated Financial Statements.

(2)	Submitted electronically herewith.