Form 10-K/A
period 2014-12-31
Enova International, Inc.
filed 2015-03-25
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Enova International, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 20, 2015 (the "Form 10-K"), is to furnish corrected interactive data files as Exhibit 101 to the Form 10-K. Exhibit 101 provides the following items from the Form 10-K formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012; (iv) Consolidated Statements of Equity at December 31, 2014, December 31, 2013 and December 31, 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013 and December 31, 2012; and (vi) Notes to Consolidated Financial Statements.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections. No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	2.1	11/19/2014

3.1	Enova International, Inc. Amended and Restated Certificate of Incorporation	8-K	001-35503	3.1	11/19/2014

3.2	Enova International, Inc. Amended and Restated Bylaws	8-K	001-35503	3.2	11/19/2014

4.1	Specimen common stock certificate	10-12B	001-35503	4.1	10/2/2014

4.2	Stockholder’s and Registration Rights Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.3	11/19/2014

4.3	Indenture, dated May 30, 2014, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., as guarantors, and U.S. Bank National Association, as trustee	10-12B	001-35503	4.3	7/31/2014

4.4	First Supplemental Indenture, dated as of October 1, 2014, between Enova International, Inc., NC Financial Solutions of Louisiana, LLC, NC Financial Solutions of Montana, LLC, and NC Financial Solutions of Rhode Island, LLC, each, as subsidiary guarantor, and U.S. Bank National Association, as trustee	10-12B	001-35503	4.4	10/2/2014

10.1	Transition Services Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.2	11/19/2014

10.2	Tax Matters Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.1	11/19/2014

10.3	Software Lease and Maintenance Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.4	11/19/2014

10.4	Enova International, Inc. 2014 Long-Term Incentive Plan*	10-K	001-35503	10.4	3/20/2014

10.5	Enova International, Inc. Supplemental Executive Retirement Plan*	10-12B	001-35503	10.5	7/31/2014

10.6	Enova International, Inc. Nonqualified Savings Plan*	10-12B	001-35503	10.6	7/31/2014

10.7	Continued Employment and Separation Agreement between Enova Financial Holdings, LLC, a subsidiary of the Company, and Timothy S. Ho dated January 29, 2013*	10-12B	001-35503	10.7	7/31/2014

10.8	Registration Rights Agreement, dated May 30, 2014, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., and Jefferies LLC	10-12B	001-35503	10.9	7/31/2014

10.9	Credit Agreement, dated as of May 14, 2014, by and among Enova International, Inc., as borrower, the U.S. subsidiaries of Enova International, Inc., as guarantors, Jefferies Finance LLC, as administrative agent, and Jefferies Group LLC, as lender	10-12B	001-35503	10.10	7/31/2014
10.10	Lease Agreement, dated July 25, 2014, between 175 Jackson L.L.C. and Enova International, Inc.	10-12B	001-35503	10.11	10/22/2014

10.11	Form of Enova International, Inc. Severance Pay Plan for Executives*	10-12B	001-35503	10.12	10/2/2014

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.12	Form of Enova International, Inc. Senior Executive Bonus Plan *	10-12B	001-35503	10.13	10/2/2014

10.13	Summary of 2014 Terms and Conditions of the Enova International, Inc. Short-Term Incentive Plan*	10-12B	001-35503	10.14	10/2/2014

10.14	Enova International, Inc. Executive Change-in-Control Severance and Restrictive Covenant Agreement for Chief Executive Officer*	8-K	001-35503	10.2	11/19/2014

10.15	Form of Enova International, Inc. Executive Change-in-Control Severance and Restrictive Covenant Agreement for Executive Officers*	8-K	001-35503	10.1	11/19/2014

10.16	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Restricted Stock Units for Directors*	10-12B	001-35503	10.17	10/17/2014

10.17	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units (for Officers)*	10-12B	001-35503	10.18	10/17/2014

10.18	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right (for Officers) *	10-12B	001-35503	10.19	10/17/2014

10.19	Cash America International, Inc. 1994 Long-Term Incentive Plan*	10-K	001-09733	10.5	3/29/1995

10.20	Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended (the “CSH LTIP”)*	8-K	001-09733	10.1	4/28/2009

10.21	Amendment to the CSH LTIP dated May 18, 2011*	10-12B	001-09733	10.2	7/22/2011

10.22	Second Amendment to the CSH LTIP dated May 24, 2012*	10-12B	001-09733	10.2	7/27/2012

10.23	Cash America International, Inc. 2014 Long-Term Incentive Plan*	DEF 14A	001-09733	Appendix A	4/11/2014

21.1	Subsidiaries of Enova International, Inc.	10-K	001-35503	21.1	3/20/2014

23.1	Consent of PricewaterhouseCoopers LLP	10-K	001-35503	23.1	3/20/2014

31.1	Certification of Chief Executive Officer	10-K	001-35503	31.1	3/20/2014

31.2	Certification of Chief Financial Officer	10-K	001-35503	31.2	3/20/2014

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-35503	32.1	3/20/2014

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-35503	32.2	3/20/2014

101.INS	XBRL Instance Document(1)					X(2)

101.SCH	XBRL Taxonomy Extension Schema Document(1)					X(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)					X(2)

101.LAB	XBRL Taxonomy Label Linkbase Document(1)					X(2)

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)					X(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)					X(2)

*	Indicates management contract or compensatory plan, contract or arrangement.

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

ENOVA INTERNATIONAL, INC.

Date: March 24, 2015	By:	/s/ ROBERT S. CLIFTON
Robert S. Clifton
Vice President, Chief Financial Officer and Treasurer (On behalf of the Registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	2.1	11/19/2014

3.1	Enova International, Inc. Amended and Restated Certificate of Incorporation	8-K	001-35503	3.1	11/19/2014

3.2	Enova International, Inc. Amended and Restated Bylaws	8-K	001-35503	3.2	11/19/2014

4.1	Specimen common stock certificate	10-12B	001-35503	4.1	10/2/2014

4.2	Stockholder’s and Registration Rights Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.3	11/19/2014

4.3	Indenture, dated May 30, 2014, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., as guarantors, and U.S. Bank National Association, as trustee	10-12B	001-35503	4.3	7/31/2014

4.4	First Supplemental Indenture, dated as of October 1, 2014, between Enova International, Inc., NC Financial Solutions of Louisiana, LLC, NC Financial Solutions of Montana, LLC, and NC Financial Solutions of Rhode Island, LLC, each, as subsidiary guarantor, and U.S. Bank National Association, as trustee	10-12B	001-35503	4.4	10/2/2014

10.1	Transition Services Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.2	11/19/2014

10.2	Tax Matters Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.1	11/19/2014

10.3	Software Lease and Maintenance Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.4	11/19/2014

10.4	Enova International, Inc. 2014 Long-Term Incentive Plan*	10-K	001-35503	10.4	3/20/2014

10.5	Enova International, Inc. Supplemental Executive Retirement Plan*	10-12B	001-35503	10.5	7/31/2014

10.6	Enova International, Inc. Nonqualified Savings Plan*	10-12B	001-35503	10.6	7/31/2014

10.7	Continued Employment and Separation Agreement between Enova Financial Holdings, LLC, a subsidiary of the Company, and Timothy S. Ho dated January 29, 2013*	10-12B	001-35503	10.7	7/31/2014

10.8	Registration Rights Agreement, dated May 30, 2014, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., and Jefferies LLC	10-12B	001-35503	10.9	7/31/2014

10.9	Credit Agreement, dated as of May 14, 2014, by and among Enova International, Inc., as borrower, the U.S. subsidiaries of Enova International, Inc., as guarantors, Jefferies Finance LLC, as administrative agent, and Jefferies Group LLC, as lender	10-12B	001-35503	10.10	7/31/2014
10.10	Lease Agreement, dated July 25, 2014, between 175 Jackson L.L.C. and Enova International, Inc.	10-12B	001-35503	10.11	10/22/2014

10.11	Form of Enova International, Inc. Severance Pay Plan for Executives*	10-12B	001-35503	10.12	10/2/2014

10.12	Form of Enova International, Inc. Senior Executive Bonus Plan *	10-12B	001-35503	10.13	10/2/2014

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.13	Summary of 2014 Terms and Conditions of the Enova International, Inc. Short-Term Incentive Plan*	10-12B	001-35503	10.14	10/2/2014

10.14	Enova International, Inc. Executive Change-in-Control Severance and Restrictive Covenant Agreement for Chief Executive Officer*	8-K	001-35503	10.2	11/19/2014

10.15	Form of Enova International, Inc. Executive Change-in-Control Severance and Restrictive Covenant Agreement for Executive Officers*	8-K	001-35503	10.1	11/19/2014

10.16	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Restricted Stock Units for Directors*	10-12B	001-35503	10.17	10/17/2014

10.17	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units (for Officers)*	10-12B	001-35503	10.18	10/17/2014

10.18	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right (for Officers) *	10-12B	001-35503	10.19	10/17/2014

10.19	Cash America International, Inc. 1994 Long-Term Incentive Plan*	10-K	001-09733	10.5	3/29/1995

10.20	Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended (the “CSH LTIP”)*	8-K	001-09733	10.1	4/28/2009

10.21	Amendment to the CSH LTIP dated May 18, 2011*	10-12B	001-09733	10.2	7/22/2011

10.22	Second Amendment to the CSH LTIP dated May 24, 2012*	10-12B	001-09733	10.2	7/27/2012

10.23	Cash America International, Inc. 2014 Long-Term Incentive Plan*	DEF 14A	001-09733	Appendix A	4/11/2014

21.1	Subsidiaries of Enova International, Inc.	10-K	001-35503	21.1	3/20/2014

23.1	Consent of PricewaterhouseCoopers LLP	10-K	001-35503	23.1	3/20/2014

31.1	Certification of Chief Executive Officer	10-K	001-35503	31.1	3/20/2014

31.2	Certification of Chief Financial Officer	10-K	001-35503	31.2	3/20/2014

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-35503	32.1	3/20/2014

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-35503	32.2	3/20/2014

101.INS	XBRL Instance Document(1)					X(2)

101.SCH	XBRL Taxonomy Extension Schema Document(1)					X(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)					X(2)

101.LAB	XBRL Taxonomy Label Linkbase Document(1)					X(2)

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)					X(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)					X(2)

*	Indicates management contract or compensatory plan, contract or arrangement.

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