Form 10-Q
period 2015-03-31
Enova International, Inc.
filed 2015-05-08
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes  ☐    No  ☒

33,000,000 of the Registrant’s common shares, $.00001 par value, were issued and outstanding as of May 4, 2015.

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

•	our ability to effectively operate as a stand-alone, public company;
•	our ability to process or collect consumer loans through the Automated Clearing House system;
•	the deterioration of the political, regulatory or economic environment in countries where we operate or in the future may operate;
•	the actions of third parties who provide, acquire or offer products and services to, from or for us;
•	public and regulatory perception of the consumer loan business and our business practices;
•	the effect of any current or future litigation proceedings and any judicial decisions or rulemaking that affects us, our products or the legality or enforceability of our arbitration agreements;
•	changes in demand for our services, changes in competition and the continued acceptance of the online channel by our customers;
•	changes in our ability to satisfy our debt obligations or to refinance existing debt obligations or obtain new capital to finance growth;
•	a prolonged interruption in the operations of our facilities, systems and business functions, including our information technology and other business systems;
•	our ability to maintain an allowance or liability for estimated losses on consumer loans that is adequate to absorb credit losses;
•

compliance with laws and regulations applicable to our international operations, including anti-corruption laws such as the Foreign Corrupt Practices Act and the U.K. Bribery Act 2010 and international anti-money laundering, trade and economic sanctions laws;

•	our ability to attract and retain qualified officers;
•	interest rate and foreign currency exchange rate fluctuations;
•	cyber-attacks or security breaches;
•	acts of God, war or terrorism, pandemics and other events;
•	the ability to successfully integrate newly acquired businesses into our operations;
•	changes in the capital markets, including the debt and equity markets;
•	the effect of any of the above changes on our business or the markets in which we operate; and
•	other risks and uncertainties described herein.

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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	March 31,		December 31,
	2015	2014	2014
Assets
Cash and cash equivalents	$143,444	$56,241	$75,106
Consumer loans, net	279,055	280,186	323,611
Prepaid expenses and other assets	15,667	8,692	16,631
Deferred tax assets	19,728	26,757	25,427
Property and equipment, net	40,257	39,027	33,985
Goodwill	255,856	255,866	255,862
Intangible assets, net	33	23	39
Other assets	28,513	6,286	29,536
Total assets	$782,553	$673,078	$760,197
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$54,175	$36,396	$57,277
Income taxes currently payable	8,445	—	6,802
Deferred tax liabilities	47,766	46,955	47,953
Other liabilities	—	58	—
Long-term debt	494,347	376,872	494,181
Total liabilities	604,733	460,281	606,213
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 33,000,000 shares issued and outstanding	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	2,006	—	294
Retained earnings	181,391	208,939	156,861
Accumulated other comprehensive (loss) income	(5,577)	3,858	(3,171)
Total stockholders' equity	177,820	212,797	153,984
Total liabilities and stockholders' equity	$782,553	$673,078	$760,197

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenue	$165,676	$208,465
Cost of Revenue	38,570	66,436
Gross Profit	127,106	142,029
Expenses
Marketing	24,156	28,478
Operations and technology	18,012	17,885
General and administrative	25,566	24,427
Depreciation and amortization	5,283	4,118
Total Expenses	73,017	74,908
Income from Operations	54,089	67,121
Interest expense, net	(13,305)	(4,754)
Foreign currency transaction loss	(944)	(101)
Income before Income Taxes	39,840	62,266
Provision for income taxes	15,310	22,211
Net Income	$24,530	$40,055
Earnings Per Share:
Earnings per common share:
Basic	$0.74	$1.21
Diluted	$0.74	$1.21
Weighted average common shares outstanding:
Basic	33,000	33,000
Diluted	33,008	33,000

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net Income	$24,530	$40,055
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain(1)	(2,406)	757
Total other comprehensive (loss) gain, net of tax	(2,406)	757
Comprehensive Income	$22,124	$40,812

(1)	Net of tax benefit (provision) of $1,190 and $(423) for the three months ended March 31, 2015 and 2014, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2013	33,000	$—	$—	$169,947	$3,101	$173,048
Net equity transactions with Cash America		—	—	(1,063)	—	(1,063)
Net income		—	—	40,055	—	40,055
Foreign currency translation gain, net of tax		—	—	—	757	757
Balance at March 31, 2014	33,000	$—	$—	$208,939	$3,858	$212,797

Balance at December 31, 2014	33,000	$—	$294	$156,861	$(3,171)	$153,984
Stock-based compensation expense		—	1,712	—	—	1,712
Net income		—	—	24,530	—	24,530
Foreign currency translation loss, net of tax		—	—	—	(2,406)	(2,406)
Balance at March 31, 2015	33,000	$—	$2,006	$181,391	$(5,577)	$177,820

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities
Net Income	$24,530	$40,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,283	4,118
Amortization of deferred loan costs and debt discount	827	—
Cost of revenue	38,570	66,436
Non-cash affiliate interest expense	—	4,754
Stock-based compensation expense	1,712	85
Deferred income taxes, net	6,702	5,336
Other	944	—
Changes in operating assets and liabilities:
Finance and service charges on consumer loans	7,879	2,666
Prepaid expenses and other assets	373	245
Accounts payable and accrued expenses	(598)	(11,706)
Current income taxes payable	1,643	9
Net cash provided by operating activities	87,865	111,998
Cash Flows from Investing Activities
Consumer loans originated or acquired	(226,701)	(325,227)
Consumer loans repaid	221,901	277,696
Purchases of property and equipment	(11,572)	(3,676)
Net cash used in investing activities	(16,372)	(51,207)
Cash Flows from Financing Activities
Net equity transactions with Cash America	—	132
Payments on affiliate line of credit	—	(53,295)
Net cash used in financing activities	—	(53,163)
Effect of exchange rates on cash	(3,155)	1,133
Net increase in cash and cash equivalents	68,338	8,761
Cash and cash equivalents at beginning of year	75,106	47,480
Cash and cash equivalents at end of period	$143,444	$56,241

Supplemental Disclosures
Consumer loans renewed	$45,747	$104,498

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

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

The consolidated financial statements of the Company reflect the historical results of operations and cash flows of the Company during each respective period. The financial statements include goodwill and intangible assets arising from businesses previously acquired. Prior to the Spin-off, the financial statements also included the allocation of certain assets and liabilities that had historically been held at the Cash America corporate level but which were specifically identifiable or allocable to the Company. Certain transactions with Cash America, such as stock-based compensation and foreign currency transactions, were considered to be effectively settled as net equity transactions with Cash America in “Retained earnings” in the consolidated balance sheets at the time the transaction was recorded. Prior to May 30, 2014, all intercompany transactions between the Company and Cash America were considered to be effectively settled in the financial statements at the time the transactions were recorded. The net effect of the settlement of these transactions was primarily reflected as a change in “Long-term debt” in the consolidated balance sheets. In addition, the historical financial statements include allocations of costs relating to certain functions historically provided by Cash America, including corporate services such as executive oversight, insurance and risk management, government relations, internal audit, treasury, licensing, and to a limited extent finance, accounting, tax, legal, human resources, compensation and benefits, compliance and support for certain information systems related to financial reporting. The expense allocations have been determined on a basis that Cash America and the Company consider to be reasonable reflections of the utilization of services provided by Cash America. Also see Note 9 for additional information on the Company’s relationship with Cash America. The financial information included herein for the prior year period may not be indicative of the consolidated financial position, operating results, changes in stockholder’s equity and cash flows of the Company in the future, or if the Company had been a separate company during the prior year period presented.

The financial statements presented as of March 31, 2015 and 2014 and December 31, 2014 and for the three-month periods ended March 31, 2015 and 2014 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. Operating results for the three-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

These financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 and related notes, which are included on Form 10-K filed with the SEC on March 20, 2015.

Revenue Recognition

The Company recognizes revenue based on the loan products and services it offers. “Revenue” in the consolidated statements of income includes: interest income, finance charges, fees for services provided through the Company’s credit services organization and credit access business programs (“CSO programs”), or CSO fees, service charges, draw fees, minimum fees, late fees, nonsufficient funds fees and any other fees or charges permitted by applicable laws and pursuant to the agreement with the borrower. Direct costs associated with originating loans such as third-party customer acquisition costs are paid upfront and recognized on an effective yield basis over the term of the loan against revenue. For short-term loans that the Company offers, interest and finance charges are recognized on an effective yield basis over the term of the loan, and fees are recognized when assessed to the customer. CSO fees are recognized on an effective yield basis over the term of the loan. For line of credit accounts, interest is recognized over the reporting period based upon the balance outstanding and the contractual interest rate, and fees are recognized when assessed to the customer. For installment loans, interest is recognized on an effective yield basis over the term of the loan and fees are recognized when assessed to the customer. Unpaid and accrued interest and fees and deferred origination costs are included in “Consumer loans, net” in the consolidated balance sheets.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accounting Standards to be Adopted in Future Periods

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015‑05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”), which amends Accounting Standards Codification (“ASC”) 350‑40, Internal-Use Software, by providing customers with guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. ASU 2015-05 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company is still assessing the potential impact of ASU 2015-05 on its financial position and results of operations.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which amends existing guidance to require the presentation of debt issuance costs in the consolidated balance sheets as a deduction from the carrying amount of the related debt liability instead of a deferred charge (as an asset). ASU 2015-03 is effective for reporting periods beginning after December 15, 2015, but early adoption is permitted. When adopted, the new guidance will be applied retrospectively to all prior reporting periods presented. As of March 31, 2015, the Company had $14.1 million of unamortized debt issuance costs. These amounts are recorded in “Other assets” in the consolidated balance sheets.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis (“ASU 2015-02”), which provides guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. In accordance with ASU 2015-02, all legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company is still assessing the potential impact of ASU 2015-02 on its financial position and results of operations.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2017, reflecting the FASB’s decision on April 1, 2015 to defer the effective date by one year. Early adoption is not permitted. The Company is still assessing the potential impact of ASU 2014-09 on its financial position and results of operations.

2.	Consumer Loans, Credit Quality Information and Allowances and Liabilities for Estimated Losses on Consumer Loans

Consumer loan fee revenue generated from the Company’s consumer loans for the three months ended March 31, 2015 and 2014 was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2015	2014
Interest and fees on short-term loans	$50,861	$72,978
Interest and fees on line of credit accounts	55,653	73,037
Interest and fees on installment loans	58,757	62,408
Total consumer loan revenue	165,271	208,423
Other	405	42
Total Revenue	$165,676	$208,465

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Company does not accrue interest on delinquent consumer loans and does not resume accrual of interest on a delinquent loan unless it is returned to current status. In addition, delinquent consumer loans generally may not be renewed, and if, during its attempt to collect on a delinquent consumer loan, the Company allows additional time for payment through a payment plan or a promise to pay, it is still considered delinquent. Generally, all payments received are first applied against accrued but unpaid interest and fees and then against the principal balance of the loan.

Allowance and Liability for Estimated Losses on Consumer Loans

The Company monitors the performance of its consumer loan portfolio and maintains either an allowance or liability for estimated losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The allowance for losses on the Company’s owned consumer loans reduces the outstanding loan balance in the consolidated balance sheets. The liability for estimated losses related to loans guaranteed under its CSO programs is initially recorded at fair value and is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

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

The components of Company-owned consumer loan portfolio receivables at March 31, 2015 and 2014 and December 31, 2014 were as follows (dollars in thousands):

	As of March 31, 2015
	Short-term	Line of Credit	Installment
	Loans	Accounts	Loans	Total
Current loans	$31,678	$69,912	$187,639	$289,229
Delinquent loans:
Delinquent payment amounts(1)	—	3,158	1,302	4,460
Loans on non-accrual status	17,334	3,126	16,126	36,586
Total delinquent loans	17,334	6,284	17,428	41,046
Total consumer loans, gross	49,012	76,196	205,067	330,275
Less: Allowance for losses	(12,744)	(12,340)	(26,136)	(51,220)
Consumer loans, net	$36,268	$63,856	$178,931	$279,055

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of March 31, 2014
	Short-term	Line of Credit	Installment
	Loans	Accounts	Loans	Total
Current loans	$43,667	$104,784	$150,750	$299,201
Delinquent loans:
Delinquent payment amounts(1)	—	4,108	1,252	5,360
Loans on non-accrual status	22,243	10,112	17,550	49,905
Total delinquent loans	22,243	14,220	18,802	55,265
Total consumer loans, gross	65,910	119,004	169,552	354,466
Less: Allowance for losses	(18,527)	(26,669)	(29,084)	(74,280)
Consumer loans, net	$47,383	$92,335	$140,468	$280,186

	As of December 31, 2014
	Short-term	Line of Credit	Installment
	Loans	Accounts	Loans	Total
Current loans	$35,378	$110,519	$194,496	$340,393
Delinquent loans:
Delinquent payment amounts(1)	—	3,733	1,469	5,202
Loans on non-accrual status	20,920	4,428	17,616	42,964
Total delinquent loans	20,920	8,161	19,085	48,166
Total consumer loans, gross	56,298	118,680	213,581	388,559
Less: Allowance for losses	(14,324)	(19,749)	(30,875)	(64,948)
Consumer loans, net	$41,974	$98,931	$182,706	$323,611

(1)

Represents the delinquent portion of installment loans and line of credit account balances for customers that have only missed one payment. See “Current and Delinquent Consumer Loans” above for additional information.

Changes in the allowance for losses for the Company-owned loans and the liability for losses on the Company’s guarantees of third-party lender-owned loans during the three months ended March 31, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended March 31, 2015
	Short-term	Line of Credit	Installment
	Loans	Accounts	Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$14,324	$19,749	$30,875	$64,948
Cost of revenue	12,512	7,813	18,876	39,201
Charge-offs	(19,778)	(20,833)	(29,882)	(70,493)
Recoveries	5,870	5,907	6,580	18,357
Effect of foreign currency translation	(184)	(296)	(313)	(793)
Balance at end of period	$12,744	$12,340	$26,136	$51,220
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$1,575	$—	$1	$1,576
(Decrease) increase in liability	(669)	—	38	(631)
Balance at end of period	$906	$—	$39	$945

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31, 2014
	Short-term	Line of Credit	Installment
	Loans	Accounts	Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$20,466	$29,244	$32,608	$82,318
Cost of revenue	17,168	23,913	26,203	67,284
Charge-offs	(29,135)	(30,102)	(34,549)	(93,786)
Recoveries	9,979	3,500	4,650	18,129
Effect of foreign currency translation	49	114	172	335
Balance at end of period	$18,527	$26,669	$29,084	$74,280
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$2,047	$—	$—	$2,047
Decrease in liability	(848)	—	—	(848)
Balance at end of period	$1,199	$—	$—	$1,199

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of March 31, 2015 and 2014 and December 31, 2014, the amount of consumer loans guaranteed by the Company was $25.4 million, $29.6 million and $36.3 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $0.9 million, $1.2 million and $1.6 million, as of March 31, 2015 and 2014 and December 31, 2014, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

3.	Investment in Unconsolidated Subsidiary

The Company records an investment in the preferred stock of a privately-held developing consumer financial services entity under the cost method. The carrying value of the Company’s investment in this unconsolidated subsidiary was $6.7 million as of March 31, 2015 and December 31, 2014, and $6.0 million as of March 31, 2014, and was held in “Other assets” in the Company’s consolidated balance sheets. The Company evaluates this investment for impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of the investment below carrying value. Based on the Company’s impairment evaluation of this investment as of March 31, 2015, it determined that no impairment existed.

4.	Long-term debt

$65.0 Million Revolving Credit Facility

On May 14, 2014, the Company and its domestic subsidiaries as guarantors entered into a credit agreement among the Company, the guarantors, Jefferies Finance, LLC as administrative agent and Jefferies Group, LLC as lender (the “Credit Agreement”). The Credit Agreement provided for an unsecured revolving credit facility of up to $75.0 million, including a multi-currency sub-facility that gives the Company the ability to borrow up to $25.0 million that may be specified in foreign currencies subject to the terms and conditions of the Credit Agreement. On March 25, 2015 an amendment to the Credit Agreement reduced the Company’s unsecured revolving line of credit to $65.0 million and increased an additional senior secured indebtedness basket to the greater of $20.0 million or 2.75% of consolidated total assets (as defined in the credit agreement) (from $15.0 million or 2% of consolidated total assets). In addition, the amendment revised certain definitions and provisions relating to limitations on indebtedness, investments, dispositions, fundamental changes and burdensome agreements to allow certain of the Company’s foreign subsidiaries, which opt to become guarantors of its obligations under the credit agreement, to be treated as domestic subsidiaries for purposes of those provisions. Interest on the amounts borrowed will be charged, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) for one week or one-, two-, three- or six-month periods, as selected by the Company, plus a margin varying from 2.50% to 3.75% or at the agent’s base rate plus a margin varying from 1.50% to 2.75%. The margin for the borrowings under the Credit Agreement is dependent on the Company’s cash flow leverage ratios. The Company will also be required to pay a fee on the unused portion of the line of credit ranging from 0.25% to 0.50% (0.375% as of March 31, 2015) based on the Company’s cash flow leverage ratios. The Credit Agreement will mature on June 30, 2017. There were no outstanding borrowings under the Credit Agreement as of March 31, 2015.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Credit Agreement also includes a sub-limit of up to $20.0 million for standby or commercial letters of credit that is guaranteed by the Company’s domestic subsidiaries. In the event that an amount is paid by the issuing bank under a letter of credit, it will be due and payable by the Company on demand. Pursuant to the terms of the Credit Agreement, the Company agrees to pay fees equal to the LIBOR margin per annum on the undrawn amount of each outstanding standby letter of credit plus a one-time commercial letter of credit fee of 0.20% of the face amount of each commercial letter of credit plus 0.25% per annum on the average daily amount of the total letter of credit exposure. The Company had letters of credit of $6.6 million under its Credit Agreement as of March 31, 2015.

In connection with the issuance of the Credit Agreement, the Company incurred debt issuance costs of approximately $1.6 million, which primarily consisted of underwriting fees and legal expenses. The unamortized balance of these costs as of March 31, 2015 is included in “Other assets” in the consolidated balance sheets. These costs are being amortized to interest expense over a period of 37 months, the term of the Credit Agreement.

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

Additionally, on May 30, 2014, the Company entered into a registration rights agreement with Jefferies, LLC as the initial purchaser (the “Registration Rights Agreement”) of the Senior Notes, pursuant to which the Company agreed to use commercially reasonable efforts to cause a registration statement to be declared effective on or prior to the 360th day following the closing date relating to an exchange offer of the Senior Notes for identical new notes registered under the Securities Act. The Company caused a registration statement on Form S-4 to be declared effective by the Securities and Exchange Commission in April 2015 and has completed the exchange offer.

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

As of March 31, 2015, the carrying amount of the Senior Notes was $494.3 million, which included an unamortized discount of $5.7 million. The discount is being amortized to interest expense over a period of seven years, through the maturity date of June 1, 2021. The total interest expense recognized was $12.4 million for the three months ended March 31, 2015, of which $0.2 million represented the non-cash amortization of the discount. In connection with the issuance of the Senior Notes, the Company incurred approximately

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

$14.7 million for issuance costs, which primarily consisted of underwriting fees, legal and other professional expenses. These costs are being amortized to interest expense over seven years and are included in “Other assets” in the consolidated balance sheets.

Prior to issuing the Senior Notes, the Company depended on Cash America’s support for a significant portion of its financing requirements and had in place a $450 million affiliate revolving credit agreement related to amounts outstanding with Cash America (the “Affiliate Line of Credit”). Borrowings under the Affiliate Line of Credit bore interest at a fluctuating interest rate equal to the prevailing LIBOR rate per annum (based upon a one month interest period) plus 4.5%, or in certain circumstances equal to the prevailing alternate base rate per annum plus 2.0%. The alternate base rate was equal to the greater of (a) the U.S. prime rate, (b) the federal funds effective rate plus 0.5%, and (c) the sum of the one-month LIBOR plus 1.0%. Interest accruing on borrowings made under the revolving line of credit was payable to Cash America, and borrowings were settled through an adjustment to the Company’s affiliate line of credit with Cash America on a monthly basis. At March 31, 2014, the Company had outstanding unsecured amounts payable under the Affiliate Line of Credit of $376.9 million.

Weighted-average interest rates on long-term debt were 10.0% and 4.69% during the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015 and 2014 and December 31, 2014, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreement(s).

5.	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the period. Restricted stock units issued under the Company’s stock-based employee compensation plans are included in diluted shares upon the granting of the awards even though the vesting of shares will occur over time.

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Net income	$24,530	$40,055
Denominator:
Total weighted average basic shares	33,000	33,000
Shares applicable to stock-based compensation	8	—
Total weighted average diluted shares	33,008	33,000
Net income – basic	$0.74	$1.21
Net income – diluted	$0.74	$1.21

For the three months ended March 31, 2015, 1,527,042 shares of common stock underlying stock options and 50,610 shares of common stock underlying restricted stock units were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. There were no stock options or restricted stock units outstanding as of March 31, 2014.

6.	Operating Segment Information

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

The Company allocates certain corporate expenses (primarily general and administrative expenses and, to a lesser extent, marketing and operations and technology expenses) between its domestic and international components based on revenue. The following tables

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

present information on the Company’s domestic and international operations as of and for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenue
Domestic	$119,053	$109,087
International	46,623	99,378
Total revenue	$165,676	$208,465

Income from operations
Domestic	$37,098	$41,208
International	16,991	25,913
Total income from operations	$54,089	$67,121

Depreciation and amortization
Domestic	$4,760	$3,596
International	523	522
Total depreciation and amortization	$5,283	$4,118

Expenditures for property and equipment
Domestic	$11,478	$3,177
International	94	499
Total expenditures for property and equipment	$11,572	$3,676

	March 31,
	2015	2014
Property and equipment, net
Domestic	$35,191	$33,685
International	5,066	5,342
Total property and equipment, net	$40,257	$39,027

Assets
Domestic	$592,062	$462,496
International	190,491	210,582
Total assets	$782,553	$673,078

Geographic Information

The following table presents the Company’s revenue by geographic region for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenue
United States	$119,053	$109,087
United Kingdom	44,336	97,116
Other international countries	2,287	2,262
Total revenue	$165,676	$208,465

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $40.3 million and $39.0 million at March 31, 2015 and 2014, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	Commitments and Contingencies

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

On January 12, 2015, the California Department of Business Oversight (the “Department”) issued an Order (the “Order”) to the Company’s subsidiary, CNU of California, LLC (“CNU”), alleging that CNU violated the California Deferred Deposit Transaction Law by stating in its deferred deposit loan contracts and other agreements that CNU would charge customers amounts not allowed under California law, by electronically debiting customer accounts for more than the original agreed upon amount without additional written authorization from customers, by using the wrong legal name in certain agreements and by advertising via the Company’s website without disclosing that CNU is licensed by the Department.  The Order requires CNU to pay an administrative penalty of $10,000, to forfeit all charges and fees for every deferred deposit transaction made in violation of law, and to desist and refrain from violating those provisions of California law.  On February 20, 2015, CNU requested a hearing to challenge the Order.  A hearing date of August 31, 2015 has been set.  It is too early in this matter to determine either the likelihood of an unfavorable ruling or the ultimate liability, if any, with respect to this matter, and therefore the Company is currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, for this litigation. The Company believes that the Department’s claims in the Order are without merit and intends to vigorously challenge the Order.

The Company is also a defendant in certain routine litigation matters encountered in the ordinary course of its business. Certain of these matters may be covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

8.	Derivative Instruments

The Company periodically uses derivative instruments to manage risk from changes in market conditions that may affect the Company’s financial performance. The Company primarily uses derivative instruments to manage its primary market risks, which are interest rate risk and foreign currency exchange rate risk.

The Company currently uses forward currency exchange contracts to minimize the effects of foreign currency risk in the United Kingdom and prior to December 31, 2014, used forward currency exchange contracts to minimize the effects of foreign currency risk in Australia. The forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction loss” in the Company’s consolidated statements of income. The Company currently does not manage its exposure to risk from foreign currency exchange rate fluctuations through the use of forward currency exchange contracts in Australia, Canada, Brazil or China.

The Company’s derivative instruments are presented in its financial statements on a net basis. The following table presents information related to the Company’s derivative instruments as of March 31, 2015 and December 31, 2014 (dollars in thousands):

Non-designated derivatives:

As of March 31, 2015
		Gross Amounts	Gross Amounts	Net Amounts of Assets
		of Recognized	Offset in the	Presented in the
	Notional	Financial	Consolidated	Consolidated Balance
Forward currency exchange contracts	Amount	Instruments	Balance Sheets(1)	Sheets(2)
Assets	$—	$—	$—	$—
Liabilities	$35,793	$125	$—	$125

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2014
		Gross Amounts	Gross Amounts	Net Amounts of Assets
		of Recognized	Offset in the	Presented in the
	Notional	Financial	Consolidated	Consolidated Balance
Forward currency exchange contracts	Amount	Instruments	Balance Sheets(1)	Sheets(2)
Assets	$—	$—	$—	$—
Liabilities	$112,593	$213	$—	$213

(1)

As of March 31, 2015 and December 31, 2014, the Company had no gross amounts of recognized derivative instruments that the Company makes an accounting policy election not to offset. In addition, there is no financial collateral related to the Company’s derivatives. The Company has no liabilities that are subject to an enforceable master netting agreement or similar arrangement.

(2)	Represents the fair value of forward currency contracts, which is recorded in “Accounts payable and accrued expenses” in the consolidated balance sheets.

Prior to June 2014, the Company participated in Cash America’s derivative and hedging programs, which are coordinated through a centralized treasury function; therefore, the assets and liabilities related to derivative instruments were not recorded in the Company’s financial statements, however, the gains and losses associated with Cash America’s foreign currency forward contracts that relate to the Company’s business were included as “Foreign currency transaction loss” in the consolidated statements of income. The notional amount recorded by Cash America was $58.9 million at March 31, 2014.

The following table presents information on the effect of derivative instruments on the consolidated results of operations and accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Gains (Losses)				Gains (Losses)
	Recognized in		Gains (Losses)		Reclassified From
	Income		Recognized in AOCI		AOCI into Income
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2015	2014	2015	2014	2015	2014
Non-designated derivatives:
Forward currency exchange contracts(1)	$3,927	$(760)	$—	$—	$—	$—
Total	$3,927	$(760)	$—	$—	$—	$—

(1)	The gains (losses) on these derivatives substantially offset the (losses) gains on the hedged portion of the foreign intercompany balances.

9.	Related Party Transactions

Prior to the Spin-off, Cash America provided certain corporate service functions, such as executive oversight, insurance and risk management, government relations, internal audit, treasury, licensing, and to a limited extent finance, accounting, tax, legal, human resources, compensation and benefits, compliance and support for certain information systems related to financial reporting. The costs of such services were allocated to the Company based on the Company’s share of Cash America’s corporate services expenses incurred for the consolidated entity. Actual corporate services costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. The Company believes that the expenses in these financial statements were reported on a basis that fairly represents the utilization of the services provided. These financial statements do not necessarily reflect the financial position or results of operations that would have existed if the Company had been operated as a stand-alone entity during the periods covered and may not be indicative of future results of operations and financial position. General and administrative expenses include allocations by Cash America of $2.6 million for the three months ended March 31, 2014.

Since the Spin-off, Cash America has been charging the Company a transition services fee related to utilization of financial reporting systems and accounts payable processing that is included in general and administrative expenses. The Company recorded $0.2 million in expense for these services for the three months ended March 31, 2015. The Company expects to transition to its own financial reporting system before the end of 2015.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Prior to the Spin-off, the Company paid Cash America compensation for loans made to or arranged for customers who were referred from Cash America. The Company paid $0.2 million for the three months ended March 31, 2014 pursuant to this arrangement, but discontinued this arrangement following the Spin-off. In addition, the Company administered the consumer loan underwriting model utilized by Cash America’s Retail Services Division in exchange for the reimbursement of the Company’s direct third-party costs incurred in providing the service. The Company received $0.2 million for the three months ended March 31, 2014 pursuant to this arrangement. The Company and Cash America entered into a new agreement in conjunction with the Spin-off for the Company to continue providing this service. The Company received $0.3 million for the three months ended March 31, 2015 pursuant to this new agreement.

Prior to the issuance of the Senior Notes on May 30, 2014, all payments the Company owed Cash America, offset by any credits or fees Cash America owed the Company in connection with the transactions above, were made through the Affiliate Line of Credit agreement. See Note 4 for further discussion of this agreement. Since May 30, 2014, amounts due from or due to Cash America have been settled a month in arrears. The balance due from Cash America of $0.1 million as of March 31, 2015 is included in “Prepaid expenses and other assets” in the consolidated balance sheets and the balance due to Cash America of $0.4 million as of December 31, 2014 is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

10.	Fair Value Measurements

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015 and 2014 and December 31, 2014 are as follows (dollars in thousands):

	March 31,	Fair Value Measurements Using
	2015	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$(125)	$—	$(125)	$—
Nonqualified savings plan assets(1)	1,158	1,158	—	—
Total	$1,033	$1,158	$(125)	$—

	March 31,	Fair Value Measurements Using
	2014	Level 1	Level 2	Level 3
Financial assets:
Nonqualified savings plan assets(1)	$805	$805	$—	$—
Total	$805	$805	$—	$—

	December 31,	Fair Value Measurements Using
	2014	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$(213)	$—	$(213)	$—
Nonqualified savings plan assets(1)	755	755	—	—
Total	$542	$755	$(213)	$—

(1)

The non-qualified savings plan assets are included in “Prepaid expenses and other assets” in the Company’s consolidated balance sheets and have an offsetting liability of equal amount, which is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.

The Company measures the fair value of its forward currency exchange contracts under Level 2 inputs as defined by ASC 820. For these forward currency exchange contracts, current market rates are used to determine fair value. The significant inputs used in these models are derived from observable market rates. The fair value of the Company’s nonqualified savings plan assets are measured under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily observable. During the

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

three months ended March 31, 2015 and 2014, there were no transfers of assets in or out of Level 1 fair value measurements. Prior to June 2014, the Company participated in Cash America’s derivative and hedging programs, which are coordinated through a centralized treasury function; therefore, the assets and liabilities related to derivative instruments were not recorded in the Company’s financial statements; however, the gains and losses associated with Cash America’s foreign currency forward contracts that relate to the Company’s business are included as “Foreign currency transaction loss” in the consolidated statements of income.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a nonrecurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At March 31, 2015 and 2014, there were no assets or liabilities recorded at fair value on a nonrecurring basis.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of March 31, 2015 and 2014 and December 31, 2014 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	March 31,	Fair Value Measurements Using
	2015	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$143,444	$143,444	$—	$—
Short-term loans and line of credit accounts, net (1)	100,124	—	—	100,124
Installment loans, net (1)	178,931	—	—	178,931
Restricted cash (2)	7,410	7,410	—	—
Investment in unconsolidated subsidiary (2)(3)	6,703	—	—	6,703
Total	$436,612	$150,854	$—	$285,758
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$945	$—	$—	$945
Senior Notes	494,347	—	475,000	—
Total	$495,292	$—	$475,000	$945

	Balance at
	March 31,	Fair Value Measurements Using
	2014	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$56,241	$56,241	$—	$—
Short-term loans and line of credit accounts, net (1)	139,718	—	—	139,718
Installment loans, net (1)	140,468	—	—	140,468
Investment in unconsolidated subsidiary (2)(3)	6,000	—	—	6,000
Total	$342,427	$56,241	$—	$286,186
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,199	$—	$—	$1,199
Affiliate Line of Credit	376,872	—	381,181	—
Total	$378,071	$—	$381,181	$1,199

	Balance at
	December 31,	Fair Value Measurements Using
	2014	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$75,106	$75,106	$—	$—
Short-term loans and line of credit accounts, net (1)	140,905	—	—	140,905
Installment loans, net (1)	182,706	—	—	182,706
Restricted cash (2)	7,780	7,780	—	—
Investment in unconsolidated subsidiary (2)(3)	6,703	—	—	6,703
Total	$413,200	$82,886	$—	$330,314
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,576	$—	$—	$1,576
Senior Notes	494,181	—	491,250	—
Total	$495,757	$—	$491,250	$1,576

(1)	Short-term loans, line of credit accounts and installment loans are included in “Consumer loans, net” in the consolidated balance sheets.
(2)	Restricted cash and investment in unconsolidated subsidiary are included in “Other assets” in the consolidated balance sheets.
(3)	See Note 3 for additional information related to the investment in unconsolidated subsidiary.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Cash and cash equivalents and restricted cash bear interest at market rates and have original maturities of less than 90 days.

Short-term loans, line of credit accounts and installment loans are carried in the consolidated balance sheet net of the allowance for estimated loan losses, which is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value approximates the fair value. Short-term loans and line of credit accounts have relatively short maturity periods that are generally 12 months or less. The fair value of installment loans is estimated using a discounted cash flow analysis, which considers interest rates offered for loans with similar terms to borrowers of similar credit quality. The carrying values of the Company’s installment loans approximate the fair value of these loans. Unsecured installment loans typically have terms between two and 60 months.

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans the Company arranges for consumers on the third-party lenders’ behalf and is required to purchase any defaulted loans it has guaranteed. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company was $0.9 million, $1.2 million and $1.6 million as of March 31, 2015 and 2014 and December 31, 2014, respectively. The Company measures the fair value of its liability for third-party lender-owned consumer loans under Level 3 inputs. The fair value of these liabilities is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value of these liabilities approximates the fair value.

The Company measures the fair value of its long-term debt using Level 2 inputs. The fair value of the Company’s long term debt is estimated based on quoted prices in markets that are not active. As of March 31, 2015 and December 31, 2014, the Company’s Senior Notes had a lower fair market value than the carrying value based on the price of the last trade of the Senior Notes. As of March 31, 2014 the Company’s Affiliate Line of Credit had a higher fair market value than the carrying value due to the difference in yield when compared to similar types of credit.

11.	Subsequent Events

Subsequent events have been reviewed through the date these financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources and certain factors that may affect future results, including economic and industry-wide factors, of Enova International, Inc. and its subsidiaries should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

SEPARATION FROM CASH AMERICA

Prior to November 13, 2014, we were a wholly-owned subsidiary of Cash America International, Inc., or Cash America. On April 10, 2014, the Board of Directors of Cash America authorized management to review potential strategic alternatives, including a tax-free spin-off, for our separation. After evaluating alternatives for Enova, Cash America’s management recommended that Cash America’s Board of Directors pursue a tax-free spin-off for the separation. On October 22, 2014, after receiving a private letter ruling from the Internal Revenue Service, an opinion from Cash America’s tax counsel and a solvency opinion from an independent financial advisor, Cash America’s Board of Directors approved the spin-off. The distribution occurred at 12:01 am ET on November 13, 2014 (the “Spin-off”). Cash America’s shareholders received 0.915 shares of our stock for every one share of Cash America common stock held at the close of business November 3, 2014, which was the record date for the distribution. Following the Spin-off, we became an independent, publicly traded company, and our shares of common stock are listed on the New York Stock Exchange under the symbol “ENVA.”

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

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services. In 2014, we extended approximately $2.2 billion in credit to borrowers. As of March 31, 2015, we offered or arranged loans to customers in 34 states in the United States and in the United Kingdom, Australia and Canada. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans, allowing us to offer consumers and small businesses credit when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional consumer credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through March 31, 2015, we have completed over 32.7 million customer transactions and collected approximately nine terabytes of currently accessible consumer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years and currently offer or arrange multiple types of loans in the United States, the United Kingdom, Australia, Canada, Brazil and China. These loan products include short-term loans, line of credit accounts and installment loans.

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

Our flexible and scalable technology platform allows us to process and complete customers’ transactions quickly and efficiently. In 2014, we processed approximately 4.5 million transactions, and we continue to grow our loan portfolio and increase the number of customers we serve through both desktop and mobile platforms. Our highly customizable technology platform allows us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In 2012, we launched a new product in the United States designed to serve near-prime customers, and in April 2014 we introduced a similar product in the United Kingdom. In June 2014 and July 2014, we launched pilot programs in Brazil and China, respectively, where we have begun arranging loans for borrowers through a third party lender in each country. In addition, in July 2014, we introduced a pilot program for a new line of credit product in the United States to serve the needs of small businesses. These products are intended to allow us to further diversify our product offerings, customer base and geographic scope. In the three-month period ended March 31, 2015 we derived 71.9% of our total revenue from the United States and 28.1% of our total revenue internationally, with 95.1% of international revenue (representing 26.8% of our total revenue) generated in the United Kingdom. See “—Recent Regulatory Developments—Financial Conduct Authority” below for a discussion of the changes in our U.K. operations and our expectations for our U.K. business going forward.

We have been able to consistently acquire new customers and successfully generate repeat business from returning customers when they need a loan. We believe our customers are loyal to us because they are satisfied with our products and services. We acquire new customers from a variety of sources, including visits to our own websites, mobile sites or applications, and through direct marketing, affiliate marketing, lead providers and relationships with other lenders. We believe that the online convenience of our products and our availability 24/7 to accept loan applications with quick results are important to our customers.

Once a potential new customer submits an application, we quickly provide a credit decision. If a loan is approved we typically fund the loan the next business day or, in some cases, the same day. During the entire process, from application through payment, we provide access to our in-house and well-trained customer service team. All of our operations, from customer acquisition through collections, are structured to build customer satisfaction and loyalty, in the event that a customer has a need for our products in the future. We have developed a series of sophisticated proprietary scoring models to support our various loan products. We believe that these models are an integral component of our operations and they allow us to complete a high volume of customer transactions while actively managing risk and the related credit quality of our loan portfolios. We believe our successful application of these technology innovations differentiates our capabilities relative to competitive platforms as evidenced by our history of strong growth and stable credit quality.

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

•

Short-term consumer loans. Short-term loans are unsecured loans written by us or by a third-party lender through our credit services organization and credit access business programs, which we refer to as our CSO programs, that we arrange and guarantee. As of March 31, 2015, we offered or arranged short-term consumer loans in 22 states in the United States, the United Kingdom and Canada. Short-term loans generally have terms of seven to 90 days, with proceeds promptly deposited in the customer’s bank account or onto a debit card in exchange for a pre-authorized debit from their account. Due to the credit risk and high transaction costs of serving our customer segment, the fees we charge are generally considered to be higher than the fees charged to consumers with superior credit histories by banks and similar lenders who are typically unwilling to make unsecured loans to alternative credit consumers. Our short-term consumer loans contributed approximately 30.7% of our total revenue for the three months ended March 31, 2015 and 35.0% for the three months ended March 31, 2014.

Through our CSO programs, we provide services related to third-party lenders’ short-term consumer loan products by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under our CSO programs include credit-related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents, or CSO loans. Under our CSO programs, we guarantee consumer loan payment obligations to the third party lender in the event the customer defaults on the loan. When a consumer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. For CSO loans, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. We in turn are responsible for assessing whether or not we will guarantee such loan. The guarantee represents an obligation to purchase specific loans, which generally have terms of less than 90 days, if they go into default. As of March 31, 2015 and 2014, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $25.4 million and $29.6 million, respectively, which were guaranteed by us.

•

Line of credit accounts. Line of credit accounts consist of draws made through our unsecured line of credit products. We offer line of credit accounts in seven states in the United States which allow customers to draw on the line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with their terms of the line of credit account. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit. As a result of recent regulatory changes, we discontinued offering line of credit accounts to new customers in the United Kingdom and effective January 1, 2015, we discontinued draws on existing accounts in the United Kingdom. Our line of credit accounts contributed approximately 33.6% of our total revenue for the three months ended March 31, 2015 and 35.0% for the three months ended March 31, 2014.

•

Installment loans. Installment loans are longer-term multi-payment loans that generally require the pay-down of portions of the outstanding principal balance in multiple installments. We offer, or arrange through our CSO Programs, multi-payment unsecured installment loan products in the United Kingdom, Australia and in 15 states in the United States. Generally, terms for our installment loan products are between two and 60 months. These loans generally have higher principal amounts than short-term loans and are repaid in installments over the term of the loan. The loan may be repaid early at any time with no prepayment charges. Our installment loans contributed approximately 35.5% of our total revenue for the three months ended March 31, 2015 and 30.0% for the three months ended March 31, 2014.

•

Pilot programs. In June 2014 and July 2014, we launched pilot programs in Brazil and China, respectively, where we have begun arranging loans for borrowers through a third party lender in each country as described below. In addition, in July 2014, we also introduced a pilot program for a new line of credit to serve the needs of small businesses, which was offered in 11 states in the United States at March 31, 2015 and is included under “line of credit accounts.”

We currently provide our services in the following countries:

•

United States. We began our online business in the United States in May 2004. As of March 31, 2015, we provided services in 34 states under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, and Headway Capital at www.headwaycapital.com. The United States represented 71.9% of our total revenue for the three months ended March 31, 2015 and 52.3% of our total revenue for the three months ended March 31, 2014.

•

United Kingdom. We provide services in the United Kingdom under the names QuickQuid at www.quickquid.co.uk, Pounds to Pocket at www.poundstopocket.co.uk and OnStride Financial at www.onstride.co.uk. We began our QuickQuid short-term consumer loan business in July 2007, our Pounds to Pocket installment loan business in September 2010, and our OnStride near-prime installment loan business in April 2014. We offered a line of credit product from March 2013 to December 2014 under the brand name QuickQuid FlexCredit. The United Kingdom represented 26.8% of our total revenue for the three months ended March 31, 2015 and 46.6% of our total revenue for the three months ended March 31, 2014. Our results from operations for the three-month period ended March 31, 2014 do not include any impact of changes in our U.K. operations resulting from regulatory and legislative changes that occurred subsequent to March 31, 2014. See “—Recent Regulatory Developments—Financial Conduct Authority” below for a discussion about our expectations for our U.K. business going forward.

•

Australia. We provide services under the name DollarsDirect at www.dollarsdirect.com.au in Australia, and we began providing services there in May 2009. Australia represented 0.6% of our total revenue for the three months ended March 31, 2015 and 0.5% of our total revenue for the three months ended March 31, 2014.

•

Canada. We began providing services in Canada in October 2009. As of March 31, 2015, we provide services in the provinces of Ontario, British Columbia, Alberta and Saskatchewan under the name DollarsDirect at www.dollarsdirect.ca. Canada represented 0.7% of our total revenue for the three months ended March 31, 2015 and 0.6% of our total revenue for the three months ended March 31, 2014.

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

•

China. We launched a pilot program in China in July 2014 where we have entered into a joint venture with a third party lender where the third party lender makes loans in accordance with applicable laws under the name YouXinYi at www.youxinyi.cn. Our future plans for China will largely depend on our results from this pilot program.

The Company’s internet websites and the information contained therein or connected thereto are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q.

RECENT REGULATORY DEVELOPMENTS

Consumer Financial Protection Bureau

On March 26, 2015, the CFPB published its outline of proposals for regulating high-cost short-term loans, installment loans, open ended lines of credit, and other loans (the “CFPB Outline”). The CFPB published the CFPB Outline in preparation for convening a Small Business Review Panel to determine whether its proposal could have a significant economic impact on small businesses and not-for-profits.  The CFPB Outline does not include proposed or final rules, and any future rules could be significantly different from those in the CFPB Outline. The effective date for the implementation of final rules, while not yet defined by the CFPB, is not expected by the industry until early 2017 or later. As a result, it is not currently possible to predict the ultimate scope, extent, nature, timing or effect of any rules eventually adopted and made effective by the CFPB.

Financial Conduct Authority

During the quarters ended March 31, 2015 and March 31, 2014, our U.K. operations generated 26.8% and 46.6%, respectively, of our consolidated total revenue. Regulatory changes in the United Kingdom during 2014 significantly affected previous results and will continue to affect future results from our U.K. operations as described below.

In the United Kingdom, supervision of consumer credit was transferred on April 1, 2014 to the Financial Conduct Authority, or the FCA, and pursuant to new legislation, the FCA is authorized to adopt prescriptive rules and regulations. On February 28, 2014, the Consumer Credit Sourcebook was issued as part of the FCA Handbook and incorporates prescriptive regulations for lenders such as us, including mandatory affordability assessments on borrowers, limiting the number of rollovers to two, restricting how lenders can advertise, banning advertisements the FCA deems misleading, and introducing a limit of two unsuccessful attempts on the use of continuous payment authority (which provides a creditor the ability to directly debit a customer’s account for payment when authorized by the customer to do so) to pay off a loan. As required by the 2013 amendment to the Financial Services and Markets Act 2000, the FCA implemented a cap on the total cost of high-cost short-term credit effective January 2, 2015. The final rule reflects a maximum rate of 0.8% of principal per day, and limits the total fees, interest (including post-default interest) and charges (including late fees which are capped at £15) to an aggregate amount not to exceed 100% of the principal amount loaned. The rule required us to make changes to all of our high-cost short-term products in the United Kingdom. As a result of the final rule, we discontinued offering line of credit accounts to new customers in the United Kingdom in late 2014 and effective January 1, 2015, we discontinued draws on existing accounts in the United Kingdom. Once U.K. customers have paid off their outstanding line of credit balance, they may be eligible for either a short-term or installment loan. We also expect to introduce additional short-term and installment loan products during 2015. We ultimately expect revenue from these new and existing products to offset the lost revenue from our discontinued line of credit offerings in the United Kingdom. On February 24, 2015, the FCA issued a consultation paper that, among other things, proposes to require that providers of high-cost short-term credit include a risk warning in all financial promotions and to amend the FCA rules to allow firms to introduce continuous payment authority to collect repayments where a customer is in arrears or default and the lender is exercising forbearance. Comments on the proposal were due to the FCA by May 6, 2015.

We are subject to ongoing examination and review by the FCA. We are in frequent communication with the FCA in an effort to demonstrate that we satisfy the expectations of the FCA, and we have made significant modifications to many of our business practices to address the FCA’s requirements. These modifications included adjustments to our affordability assessment practices and underwriting standards that govern who will qualify for a loan from us, reductions in certain maximum loan amounts, alterations to advertising practices and adjustments to collections processes (including our practices related to continuous payment authority) and debt forbearance processes (or our practices regarding customers who have indicated they are experiencing financial difficulty). In addition, we previously have not had a physical presence in the United Kingdom as business functions have been performed remotely from our facilities in the United States. In order to alleviate concerns in relation to our ability to presently demonstrate to the FCA that we are capable of being effectively supervised, we established an office in 2014 in London for the management of our U.K. business.

As previously reported, the FCA has appointed an independent auditor, referred to as a skilled person under section 166 of the FSMA, to undertake a review of certain of our practices, as well as our ability to be effectively supervised. The first phase of that review has identified certain of our former business practices that are deemed by the FCA to have caused some consumer detriment during the limited time frame prior to implementation of our enhanced affordability assessment. As a result of the FCA’s concerns, it is likely that we will agree to undertake remedial action to address that consumer detriment, but we do not expect the redress to have a material adverse effect on our business. If the remainder of the section 166 review identifies activities that are deemed by the FCA to have caused additional consumer detriment or are not in compliance with the FCA’s requirements, the FCA could require us to take additional remedial action (which could result in additional changes to our business practices and/or the payment of consumer redress), impose fines or penalties, refuse our full authorization application, withdraw our interim authorization or full authorization if granted, impose limitations or restrictions on our regulatory permission or take other actions.

In connection with implementing the changes described above to our U.K. business, during the second and third quarter of 2014, we experienced a significant year-over-year decrease in our U.K. loan volume, U.K. loan balances and U.K. revenue during the three-month period ended March 31, 2015 as a result of adapting our U.K. business practices in response to the requirements of the FCA. We expect these year over year trends to continue for a significant portion of 2015. The implementation of stricter affordability assessments and underwriting standards resulted in a decrease in the number of consumer loans written, the average consumer loan amount and the total amount of consumer loans written to new and returning customers. Additionally, we have experienced and will continue to experience an increase in compliance- and administrative-related costs for the United Kingdom, but the overall expenses of our U.K. business (including our cost of revenue) decreased as our U.K. business contracted. The ultimate impact of the changes we have made to our U.K. operations will be dependent on a number of factors (some of which may be unforeseen), including the effectiveness of our execution of the operational changes, the impact the FCA’s requirements may have on our competitors that could result in a potential increase in our market share, and consumer reaction to the changes occurring to our services, among other things. The decline in revenue and loan balances in the United Kingdom has been offset to an extent by improved performance of our U.K. consumer loan portfolio as a result of stricter affordability assessments and underwriting standards being implemented, which has resulted in lower consumer loan loss rates, and by continued strong demand for the online loan products we offer in the United States and other markets. We are continuing to assess the impact of the changes we have made to our U.K. operations and what additional changes we may elect to implement and what effect such changes may have on our business, but our operating results will continue to be negatively impacted by the changes we made in 2014.

The results for the three-month period ended March 31, 2014 do not include any impact of the changes described above. The results for that period are not indicative of our future results of operations and cash flows from our operations in the United Kingdom.

CRITICAL ACCOUNTING POLICIES

There have been no material changes from the Critical Accounting Policies described in Part II “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recent Accounting Pronouncements

See Note 1 in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

RESULTS OF OPERATIONS

HIGHLIGHTS

Our financial results for the three months ended March 31, 2015, or the current quarter, are summarized below.

•	Consolidated total revenue decreased $42.8 million, or 20.5%, to $165.7 million in the current quarter compared to $208.5 million for the three months ended March 31, 2014, or the prior year quarter.
•	Consolidated gross profit decreased $14.9 million, or 10.5%, to $127.1 million in the current quarter compared to $142.0 million in the prior year quarter.
•	Consolidated income from operations decreased $13.0 million, or 19.4%, to $54.1 million in the current quarter, compared to $67.1 million in the prior year quarter.
•

Consolidated net income decreased $15.6 million, or 38.8%, to $24.5 million in the current quarter compared to $40.1 million in the prior year quarter. Consolidated diluted earnings per share was $0.74 in the current quarter compared to $1.21 in the prior year quarter.

Our results from operations for the three-month period ended March 31, 2014 do not include any impact of the changes in our U.K. operations made in 2014 resulting from several regulatory and legislative changes in 2014. We expect our future results of operations will continue to be adversely affected as a result of modifying many of our business practices to satisfy the requirements of the FCA, including stricter underwriting and affordability assessment guidelines, changes to our collection practices and increased compliance costs, including the cost of establishing and operating an office in the United Kingdom. See “—Recent Regulatory Developments—Financial Conduct Authority” above for further information.

OVERVIEW

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Revenue
Consumer loan fees	$165,271	$208,423
Other	405	42
Total Revenue	165,676	208,465
Cost of Revenue	38,570	66,436
Gross Profit	127,106	142,029
Expenses
Marketing	24,156	28,478
Operations and technology	18,012	17,885
General and administrative	25,566	24,427
Depreciation and amortization	5,283	4,118
Total Expenses	73,017	74,908
Income from Operations	54,089	67,121
Interest expense, net	(13,305)	(4,754)
Foreign currency transaction loss	(944)	(101)
Income before Income Taxes	39,840	62,266
Provision for income taxes	15,310	22,211
Net Income	$24,530	$40,055
Diluted earnings per share	$0.74	$1.21

Revenue
Consumer loan fees	99.8%	100.0%
Other	0.2	—
Total Revenue	100.0	100.0
Cost of Revenue	23.3	31.9
Gross Profit	76.7	68.1
Expenses
Marketing	14.6	13.6
Operations and technology	10.9	8.6
General and administrative	15.4	11.7
Depreciation and amortization	3.2	2.0
Total Expenses	44.1	35.9
Income from Operations	32.6	32.2
Interest expense, net	(8.0)	(2.3)
Foreign currency transaction loss	(0.6)	—
Income before Income Taxes	24.0	29.9
Provision for income taxes	9.2	10.7
Net Income	14.8%	19.2%

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

Adjusted Earnings Measures

In addition to reporting financial results in accordance with GAAP, we have provided adjusted earnings and adjusted earnings per share, or, collectively, the Adjusted Earnings Measures, which are non-GAAP measures. Management believes that the presentation of these measures provides investors with greater transparency and facilitates comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments and amortization methods, which provides a more complete understanding of our financial performance, competitive position and prospects for the future. Management also believes that investors regularly rely on non-GAAP financial measures, such as the Adjusted Earnings Measures, to assess operating performance and that such measures may highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. In addition, management believes that the adjustments shown below are useful to investors in order to allow them to compare our financial results during the periods shown without the effect of each of these expense items.

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (in thousands, except per share data):

	Three Months Ended
	March 31,
	2015	2014
Net Income	$24,530	$40,055
Adjustments (net of tax):
Intangible asset amortization	2	13
Stock-based compensation expense	1,054	55
Foreign currency transaction loss	581	65
Adjusted earnings	$26,167	$40,188

Diluted earnings per share	$0.74	$1.21
Adjustments (net of tax):
Intangible asset amortization	—	—
Stock-based compensation expense	0.03	—
Foreign currency transaction loss	0.02	0.01
Adjusted earnings per share	$0.79	$1.22

Adjusted EBITDA

The table below shows Adjusted EBITDA, which is a non-GAAP measure that we define as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, taxes and stock-based compensation expense. Management believes Adjusted EBITDA is used by investors to analyze operating performance and evaluate our ability to incur and service debt and our capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess our estimated enterprise value. The computation of Adjusted EBITDA as presented below may differ from the computation of similarly-titled measures provided by other companies (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net Income	$24,530	$40,055
Adjustments:
Depreciation and amortization expenses	5,283	4,118
Interest expense, net	13,305	4,754
Foreign currency transaction loss	944	101
Provision for income taxes	15,310	22,211
Stock-based compensation expense	1,712	85
Adjusted EBITDA	$61,084	$71,324

Adjusted EBITDA margin calculated as follows:
Total Revenue	$165,676	$208,465
Adjusted EBITDA	61,084	71,324
Adjusted EBITDA as a percentage of total revenue	36.9%	34.2%

Constant Currency Basis

In addition to reporting financial results in accordance with GAAP, we have provided certain other non-GAAP financial information on a constant currency basis. We operate in the United Kingdom, Australia, Canada and Brazil. During the current quarter, 28.1% of our revenues originated in currencies other than the U.S. Dollar, principally the British Pound Sterling. As a result, changes in our reported revenues and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide constant currency assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. All conversion rates below are based on the U.S. Dollar equivalent to one of the applicable foreign currency:

	Three Months Ended
	March 31,
	2015	2014	% Change
British Pound	1.5165	1.6550	(8.4)%
Australian dollar	0.7872	0.8966	(12.2)%
Canadian dollar	0.8076	0.9071	(11.0)%
Brazilian real	0.3519	0.4230	(16.8)%

Management believes that our non-GAAP constant currency assessments are a useful measure, indicating the actual growth and profitability of our operations.

Combined Consumer Loans

Combined consumer loans, which are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, is a non-GAAP measure that includes both consumer loans we own and consumer loans we guarantee, which are either GAAP items or disclosures required by GAAP. See Note 2 in the Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 “Financial Statements (Unaudited)” in this report.

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

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THREE MONTHS ENDED MARCH 31, 2014

Revenue and Gross Profit

Revenue decreased $42.8 million, or 20.5%, to $165.7 million for the current quarter as compared to $208.5 million for the prior year quarter. On a constant currency basis, revenue decreased by $38.5 million, or 18.5% for the current quarter compared to the prior year quarter. The change in revenue is driven by a decrease in revenue of $52.8 million (or $48.5 million on a constant currency basis) from our international operations, primarily due to regulatory changes in the United Kingdom. The decrease in revenue from international operations was partially offset by an increase in revenue of $10.0 million from our domestic operations, primarily resulting from growth in our near-prime installment product.

Our gross profit decreased by $14.9 million to $127.1 million for the current quarter from $142.0 million for the prior year quarter. On a constant currency basis, gross profit decreased by $11.1 million for the current quarter compared to the prior year quarter. Our consolidated gross profit as a percentage of revenue, or our gross profit margin, increased to 76.7% for the current quarter, from 68.1% for the prior year quarter. The increase in gross profit as a percentage of revenue was primarily due to lower loss experience from our international line of credit account and installment loan products, mainly as a result of a lower percentage of delinquent loans, increased collections and a higher percentage mix of customers with established payment histories during the current quarter as compared to the prior year quarter. New customers tend to have a higher risk of default than customers with a history of successfully repaying loans. In 2014, we made refinements to our underwriting models partially as a result of the changes made to our U.K. business in response to the requirements of the FCA, which we believe also contributed to the higher gross profit margin. Our prior year quarter results from operations do not include the impact of changes in our U.K. operations resulting from regulatory and legislative changes that occurred subsequent to March 31, 2014. See “—Recent Regulatory Developments—Financial Conduct Authority” above for further information. Management expects the consolidated gross profit margin will continue to be influenced by the mix of loans to new and returning customers, the mix of outstanding loan products as product design and underwriting rules vary, and loan volumes for our U.K. business.

The following tables set forth the components of revenue and gross profit, separated by product and between domestic and international for the current quarter and the prior year quarter (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Revenue by product:
Short-term loans	$50,861	$72,978	$(22,117)	(30.3)%
Line of credit accounts	55,653	73,037	(17,384)	(23.8)
Installment loans	58,757	62,408	(3,651)	(5.9)
Total consumer loan revenue	165,271	208,423	(43,152)	(20.7)
Other	405	42	363	864.3
Total revenue	$165,676	$208,465	$(42,789)	(20.5)%

Revenue by product (% to total):
Short-term loans	30.7%	35.0%
Line of credit accounts	33.6	35.0
Installment loans	35.5	30.0
Total consumer loan revenue	99.8	100.0
Other	0.2	—
Total revenue	100.0%	100.0%

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Domestic:
Revenue	$119,053	$109,087	$9,966	9.1%
Cost of revenue	33,930	29,103	4,827	16.6
Gross profit	$85,123	$79,984	$5,139	6.4
Gross profit margin	71.5%	73.3%	(1.8)%	(2.5)%
International:
Revenue	$46,623	$99,378	$(52,755)	(53.1)%
Cost of revenue	4,640	37,333	(32,693)	(87.6)
Gross profit	$41,983	$62,045	$(20,062)	(32.3)
Gross profit margin	90.0%	62.4%	27.6%	44.2%
Total:
Revenue	$165,676	$208,465	$(42,789)	(20.5)%
Cost of revenue	38,570	66,436	(27,866)	(41.9)
Gross profit	$127,106	$142,029	$(14,923)	(10.5)
Gross profit margin	76.7%	68.1%	8.6%	12.6%

Consumer Loan Balances

The outstanding combined portfolio balance of consumer loans, net of allowance and liability for estimated losses, decreased $5.1 million, or 1.7%, to $303.5 million as of March 31, 2015 from $308.6 million as of March 31, 2014, primarily due to a reduction in international loan balances due to changes made in our U.K. business as a result of new regulatory requirements, partially offset by increased demand for domestic installment loan and line of credit account products. Our domestic installment loan product intended to serve a near-prime customer base was a significant contributor to the growth in our domestic consumer loan portfolio for the current quarter. Management expects the loan balances in the line of credit account and installment loan products to continue to comprise a larger percentage of the total consumer loan portfolio, due to customer preference for these products. See “—Non-GAAP Disclosure—Combined Consumer Loans” above for additional information related to combined consumer loans.

The combined consumer loan balance includes $330.3 million and $354.5 million as of March 31, 2015 and 2014, respectively, of our consumer loan balances before the allowance for losses of $51.2 million and $74.3 million provided in the consolidated financial statements for March 31, 2015 and 2014, respectively. The combined consumer loan balance also includes $25.4 million and $29.6 million as of March 31, 2015 and 2014, respectively, of consumer loan balances that are guaranteed by us, which are not included in our financial statements, before the liability for estimated losses of $1.0 million and $1.2 million provided in “Accounts payable and accrued expenses” in the consolidated financial statements for March 31, 2015 and 2014, respectively.

The following tables summarize consumer loan balances outstanding as of March 31, 2015 and 2014 (in thousands):

	As of March 31,
	2015			2014
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending consumer loan balances:
Short-term loans	$49,012	$24,394	$73,406	$65,910	$29,643	$95,553
Line of credit accounts	76,196	—	76,196	119,004	—	119,004
Installment loans	205,067	961	206,028	169,552	—	169,552
Total ending loan balance, gross	330,275	25,355	355,630	354,466	29,643	384,109
Less: Allowance and liabilities for losses(a)	(51,220)	(945)	(52,165)	(74,280)	(1,199)	(75,479)
Total ending loan balance, net	$279,055	$24,410	$303,465	$280,186	$28,444	$308,630
Allowance and liability for losses as a % of consumer loan balances, gross	15.5%	3.7%	14.7%	21.0%	4.0%	19.7%

	As of March 31,
	2015			2014
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending consumer loan balances:
Total domestic, gross	$250,345	$25,355	$275,700	$157,729	$29,643	$187,372
Total international, gross	79,930	—	79,930	196,737	—	196,737
Total ending loan balance, gross	$330,275	$25,355	$355,630	$354,466	$29,643	$384,109

(a)	GAAP measure. The consumer loan balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(b)	Except for allowance and liability for estimated losses, amounts represent non-GAAP measures.

Average Amount Outstanding per Consumer Loan

The average amount outstanding per consumer loan is calculated as the total combined consumer loans, gross balance at the end of the period divided by the total number of combined consumer loans outstanding at the end of the period. The following table shows the average amount outstanding per consumer loan by product at March 31, 2015 and 2014:

	As of March 31,
	2015	2014
Average amount outstanding per consumer loan (in ones)(a)
Short-term loans(b)	$472	$544
Line of credit accounts	688	744
Installment loans(b)	1,525	1,113
Total consumer loans(b)	$886	$787

(a)	The disclosure regarding the average amount per consumer loan is statistical data that is not included in our financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our financial statements.

The average amount outstanding per consumer loan increased to $886 from $787 during the current quarter compared to the prior year quarter, mainly due to a greater mix in the current quarter of installment loans, which have higher average amounts per loan relative to short-term loans, in the current quarter compared to the prior year quarter. This increase was partially offset by a decrease in short-term loans and line of credit accounts, which have a lower average loan amount relative to installment loans.

Average Consumer Loan Written

The average amount per consumer loan is calculated as the total amount of combined consumer loans written and renewed for the period divided by the total number of combined consumer loans written and renewed for the period. The following table shows the average amount per consumer loan by product for the current quarter compared to the prior year quarter:

	Three Months Ended
	March 31,
	2015	2014
Average amount per consumer loan (in ones) (a)
Short-term loans (b)	$485	$528
Line of credit accounts (c)	267	278
Installment loans (b)	1,674	1,251
Total consumer loans (b)	$516	$495

(a)	The disclosure regarding the average amount per consumer loan is statistical data that is not included in our financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our financial statements.

(c)	Represents the average amount of each incremental draw on line of credit accounts.

The average amount per consumer loan increased to $516 from $495 during the current quarter compared to the prior year quarter, mainly due to a greater mix in the current quarter of installment loans, which have higher average amounts per loan relative to short-term loans, and stricter underwriting standards for our U.K. business in the current quarter compared to the prior year quarter. This increase was partially offset by a decrease in short-term loans, which have a lower average loan amount relative to installment loans.

CONSUMER LOAN LOSS EXPERIENCE

The allowance and liability for estimated losses as a percentage of combined consumer loans and fees receivable decreased to 14.7% as of March 31, 2015 from 19.7% as of March 31, 2014, primarily due to a greater concentration of our near-prime installment loans in the consumer loan portfolio and improved performance across all products, partially related to the maturing of our product offerings, such as line of credit accounts and installment loans, to include a higher percentage of customers with established payment histories and partially related to stricter underwriting standards for our U.K. business.

The cost of revenue in the current quarter was $38.6 million, which was composed of $39.2 million related to our owned consumer loans offset by a $0.6 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. The cost of revenue in the prior year quarter was $66.5 million, which was composed of $67.3 million related to our owned consumer loans, offset by a $0.8 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $52.1 million and $75.7 million in the current quarter and the prior year quarter, respectively.

The following tables show consumer loan balances and fees receivable and the relationship of the allowance and liability for losses to the combined balances of consumer loans for each of the last five quarters (in thousands):

	2014				2015
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Consumer loan balances and fees receivable:
Gross - Company owned	$354,466	$359,760	$373,693	$388,559	$330,275
Gross - Guaranteed by the Company(a)	29,643	34,915	35,429	36,270	25,355
Combined consumer loans and fees receivable, gross(b)	384,109	394,675	409,122	424,829	355,630
Allowance and liability for losses on consumer loans	75,479	69,375	71,443	66,524	52,165
Combined consumer loans and fees receivable, net(b)	$308,630	$325,300	$337,679	$358,305	$303,465
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(b)	19.7%	17.6%	17.5%	15.7%	14.7%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
(b)	Non-GAAP measure.

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

Short-term Loans

Demand for our short-term loan product in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Increased demand for short-term loans in the United States was offset by tighter underwriting standards in the United Kingdom due to changes in the regulatory environment. Typically, our gross profit margin is highest in the first quarter of each year, corresponding to the seasonal decline in consumer loan balances outstanding. The cost of revenue as a percentage of the average combined consumer loan balance for short-term loans outstanding is typically lower in the first quarter and generally peaks in the second half of the year with higher loan demand. The cost of revenue as a percentage of the average combined consumer loan balance of short-term loans was impacted by increased collections as well as refinements made to our consumer loan underwriting models, primarily as a result of changes in business practices in the United Kingdom. The average short-term combined consumer loan balance outstanding for short-term consumer loans declined during 2014 and the current quarter, primarily due to these changes in business practices in the United Kingdom.

The following table includes information related only to short-term consumer loans and shows our loss experience trends for short-term consumer loans for each of the last five quarters (in thousands):

	2014				2015
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Short-term consumer loans:
Cost of revenue	$16,316	$19,670	$18,936	$14,984	$11,843
Charge-offs (net of recoveries)	19,156	19,755	19,630	17,803	13,908
Average short-term combined consumer loans and fees receivable, gross:
Company owned(a)	71,686	62,404	55,296	49,083	52,307
Guaranteed by the Company(a)(b)	34,321	32,022	35,594	34,461	28,626
Average short-term combined consumer loans and fees receivable, gross(a)(c)	$106,007	$94,426	$90,890	$83,544	$80,933
Ending short-term combined consumer loans and fees receivable, gross:
Company owned	$65,910	$60,140	$50,822	$56,298	$49,012
Guaranteed by the Company(b)	29,643	34,915	35,389	36,263	24,394
Ending short-term combined consumer loans and fees receivable, gross(c)	$95,553	$95,055	$86,211	$92,561	$73,406
Ending allowance and liability for losses	$19,726	$19,829	$18,857	$15,899	$13,650

Short-term consumer loan ratios:
Cost of revenue as a % of average short-term combined consumer loans and fees receivable, gross(a)(c)	15.4%	20.8%	20.8%	17.9%	14.6%
Charge-offs (net of recoveries) as a % of average short-term combined consumer loans and fees receivable, gross(a)(c)	18.1%	20.9%	21.6%	21.3%	17.2%
Gross profit margin	77.6%	70.1%	69.4%	73.5%	76.7%
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(c)(d)	20.6%	20.9%	21.9%	17.2%	18.6%

(a)	The average short-term combined consumer loans and fees receivable is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross, is determined using period-end balances.

Line of Credit Accounts

The cost of revenue as a percentage of average consumer loan balance for line of credit accounts exhibits a similar quarterly seasonal trend to short-term consumer loan loss rates as the ratio is typically lower in the first quarter and increases throughout the remainder of the year, peaking in the second half of the year with higher loan demand.

The gross profit margin is generally lower for line of credit accounts because the highest levels of default are exhibited in the early stages of the account, while the revenue is recognized over the term of the account. As a result, particularly in periods of higher growth for line of credit account portfolios, as has been the case in recent years, the gross profit margin will be lower for this product than for our short-term loan products. The year over year decrease in the allowance for losses as a percentage of consumer loan balance was primarily due to the maturing of the line of credit portfolio which reflected a lower percentage of the portfolio in a delinquent status and a decline during the first quarter of 2015 in the average line of credit balance, primarily as a result of changes in business practices in the United Kingdom. In the fourth quarter of 2014, we discontinued offering line of credit accounts to new customers in the United Kingdom, and effective January 1, 2015, we discontinued offering draws on existing accounts in the United Kingdom due to the FCA’s cap on the total cost of high-cost short-term credit that went into effect on January 2, 2015. See “—Recent

Regulatory Developments—Financial Conduct Authority” for further discussion. Once U.K. customers have paid off their outstanding line of credit balance, they may be eligible to apply for either a short-term or installment loan. We expect to introduce additional short-term and installment loan products during 2015 to serve the needs of qualifying U.K. customers.

The following table includes information related only to line of credit accounts and shows our loss experience trends for line of credit accounts for each of the last five quarters (in thousands):

	2014				2015
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$23,913	$21,786	$25,913	$20,849	$7,813
Charge-offs (net of recoveries)	26,602	27,211	24,292	23,381	14,926
Average consumer loan balance(a)	121,457	120,228	126,908	121,950	95,777
Ending consumer loan balance	119,004	122,409	128,275	118,680	76,196
Ending allowance for losses balance	$26,669	$21,579	$22,672	$19,749	$12,340

Line of credit account ratios:
Cost of revenue as a % of average consumer loan balance(a)	19.7%	18.1%	20.4%	17.1%	8.2%
Charge-offs (net of recoveries) as a % of average consumer loan balance(a)	21.9%	22.6%	19.1%	19.2%	15.6%
Gross profit margin	67.3%	70.9%	68.0%	72.7%	86.0%
Allowance for losses as a % of consumer loan balance(b)	22.4%	17.6%	17.7%	16.6%	16.2%

(a)	The average consumer loan balance for line of credit accounts is the average of the month-end balances during the period.
(b)	Allowance for losses as a % of consumer loan balance is determined using period-end balances.

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

The gross profit margin is generally lower for the installment loan product than for other loan products, primarily because the highest levels of default are exhibited in the early stages of the loan, while revenue is recognized over the term of the loan. In addition, installment loans typically have a higher average amount per loan. Another factor contributing to the lower gross profit margin is that the loan yield for installment loans is typically lower than the yield for the other loan products we offer. As a result, particularly in periods of higher growth for the installment loan portfolio, which has been the case in recent years, the gross profit margin is typically lower for this product than for our short-term consumer loan products. During the current quarter, we experienced higher gross profit margin than we experienced in the prior year quarter, primarily due to the continuing maturation of the portfolio and a decline in loan originations in the United Kingdom due to changes initiated in that market in 2014.

The following table includes information related only to our installment loans and shows our loss experience trends for installment loans for each of the last five quarters (in thousands):

	2014				2015
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Installment loans:
Cost of revenue	$26,203	$25,384	$28,070	$24,759	$18,914
Charge-offs (net of recoveries)	29,899	26,818	25,620	23,509	23,302
Average installment combined consumer loan balances, gross:
Company owned(a)	175,198	171,043	186,298	201,799	208,668
Guaranteed by the Company(a)(b)	—	—	10	22	327
Average installment combined consumer loan balances, gross (a)(c)	$175,198	$171,043	$186,308	$201,821	$208,995
Ending installment combined consumer loan balances, gross:
Company owned	$169,552	$177,211	$194,596	$213,581	$205,067
Guaranteed by the Company(b)	—	—	40	7	961
Ending installment combined consumer loan balances, gross (c)	$169,552	$177,211	$194,636	$213,588	$206,028
Ending allowance and liability for losses	$29,084	$27,967	$29,914	$30,876	$26,175

Installment loan ratios:
Cost of revenue as a % of average installment combined consumer loan balances, gross(a)(c)	15.0%	14.8%	15.1%	12.3%	9.0%
Charge-offs (net of recoveries) as a % of average installment combined consumer loan balances, gross (a)(c)	17.0%	15.7%	13.8%	11.6%	11.1%
Gross profit margin	58.0%	58.3%	54.6%	59.8%	67.8%
Allowance and liability for losses as a % of combined consumer loan balances, gross(c)(d)	17.2%	15.8%	15.4%	14.5%	12.7%

(a)	The average installment combined consumer loan and fees receivable is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross, is determined using period-end balances.

Total Expenses

Total expenses decreased $1.9 million, or 2.5%, to $73.0 million in the current quarter, compared to $74.9 million in the prior year quarter. On a constant currency basis, total expenses decreased $0.8 million, or 1.1%, for the current quarter compared to the prior year quarter.

Marketing expense decreased to $24.1 million in the current quarter compared to $28.5 million in the prior year quarter. Lower domestic and international lead generation costs and lower online marketing costs in our international operations were partially offset by higher domestic direct mail and other marketing costs.

Operations and technology expense was nearly flat at $18.0 million in the current quarter compared to $17.9 million in the prior year quarter, primarily reflecting increased personnel costs in our domestic operations resulting from higher loan volume, partially offset by a decrease in transaction costs in our international operations.

General and administrative expense increased $1.2 million, or 4.7%, to $25.6 million in the current quarter compared to $24.4 million in the prior year quarter, primarily due to rent expense on our new headquarters that is being finished-out for our planned relocation in the second quarter of 2015 and the addition of new personnel in analytics and technology during 2014 to support our growth. These increases were partially offset by lower incentive accruals as the prior year quarter financial performance was strong on a year-over-

year basis and lower incremental standalone expenses in the current quarter compared to corporate services costs allocated from Cash America in the prior year quarter.

Depreciation and amortization expense increased $1.2 million, or 28.3%, in the current quarter compared to the prior year quarter, primarily due to the acceleration of depreciation and a higher depreciable asset base resulting from the planned office relocation of our headquarters in 2015.

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

Interest expense, net increased $8.5 million, or 179.9%, to $13.3 million in the current quarter compared to $4.8 million in the prior year quarter. The increase was due to an increase in the weighted average interest rate on our outstanding debt to 10.00% in the current quarter from 4.69% in the prior year quarter, and an increase in the average amount of debt outstanding, which increased $95.3 million to $494.3 million during the current quarter from $399.0 million during the prior year quarter. We expect increased year-over-year interest expense to continue into the second quarter of this year to reflect the higher interest rate and debt outstanding.

Provision for Income Taxes

Provision for income taxes decreased $6.9 million, or 31.1%, to $15.3 million in the current quarter compared to $22.2 million in the prior year quarter. The decrease was primarily due to a 36.0% decrease in income before income taxes which was partially offset by an increase in the effective tax rate to 38.4% in the current quarter from 35.7% in the prior year quarter, primarily due to the proportional increase of domestic income subject to state taxes and, to a lesser extent, limitations on the deductibility of compensation under Section 162(m) of the Internal Revenue Code and expenses not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

Historically, we have generated significant cash flow through normal operating activities for funding both long-term and short-term needs. Our near-term liquidity is managed to ensure that adequate resources are available to fund our seasonal working capital growth, which is driven by demand for our loan products. In addition to operating cash flows, liquidity was historically provided by affiliate advances from Cash America that were evidenced through borrowings under an intercompany credit agreement with Cash America. Our credit agreement with Cash America permitted us to borrow, repay and re-borrow funds from Cash America on a revolving credit basis in a maximum amount equal to $450 million. On May 30, 2014 we issued and sold the Notes, as further discussed below under “Senior Notes.” On May 14, 2014, we entered into our credit agreement, which was amended on March 25, 2015, as further described below under “Credit Agreement.” As of March 31, 2015, our available borrowings under the Credit Agreement were $58.4 million. We expect that our operating needs will be satisfied by a combination of cash flows from operations and borrowings under our Credit Agreement.

As of March 31, 2015, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending to consumers that would reduce cash outflow requirements while increasing cash inflows through repayments of consumer loans. Additional alternatives may include the securitization or sale of assets and reductions in capital spending which could be expected to generate additional liquidity.

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

Credit Agreement

On March 25, 2015, we and certain of our domestic subsidiaries, as guarantors, entered into an amendment to our revolving credit facility (the “Amendment”) with Jefferies Finance LLC, as administrative agent. The Amendment reduced our unsecured revolving line of credit to $65.0 million (from $75.0 million) and increased an additional senior secured indebtedness basket to the greater of $20.0 million or 2.75% of consolidated total assets (as defined in the credit agreement) (from $15.0 million or 2% of consolidated total assets). In addition, the Amendment revised certain definitions and provisions relating to limitations on indebtedness, investments, dispositions, fundamental changes and burdensome agreements to allow certain of our foreign subsidiaries, which opt to become guarantors of our obligations under the credit agreement, to be treated as domestic subsidiaries for purposes of those provisions.

Our Credit Agreement will mature on June 30, 2017. The revolving line of credit under the Credit Agreement was undrawn as of March 31, 2015. We had standby letters of credit of $6.6 million under our Credit Agreement as of March 31, 2015.

Financial Conduct Authority

See “—Recent Regulatory Developments—Financial Conduct Authority” for a discussion of changes we have made to our U.K business practices in response to the requirements of the FCA and the cap on the total cost of credit in the United Kingdom. We have experienced a decline in working capital necessary to operate our U.K. consumer loan business as consumer loans outstanding, revenue and cost of revenue declined during the second half of 2014 and into 2015 as we adjusted our business practices and loan products. If we are successful in acquiring new or returning customers at a higher rate than our competitors over the remainder of 2015, our U.K consumer loan business may experience an increase in working capital necessary to operate the business.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Cash flows provided by operating activities	$87,865	$111,998
Cash flows used in investing activities
Consumer loans	$(4,800)	$(47,531)
Property and equipment additions	(11,572)	(3,676)
Total cash flows used in investing activities	$(16,372)	$(51,207)
Cash flows used in financing activities	$—	$(53,163)

Cash Flows from Operating Activities

Net cash provided by operating activities decreased $24.1 million, or 21.5%, to $87.9 million for the current quarter from $112.0 million for the prior year quarter. The decrease was primarily driven by a $27.9 million decrease in cost of revenue, a non-cash expense, during the current quarter and a $15.5 million decrease in net income.

Other significant changes in net cash provided by operating activities for the current quarter compared to the prior year quarter included cash flows from the following activities:

•

changes in accounts payable and accrued expenses resulted in a $11.1 million increase in net cash provided by operating activities, primarily due to accrued interest expense on the Notes in the current quarter, partially offset by higher annual incentive payments in the current quarter compared to the prior year quarter; and

•

changes in finance and service charges on consumer loans resulted in a $5.2 million increase in net cash provided by operating activities, primarily due to higher rate of consumer loans repaid compared to loans originated or acquired.

Management believes cash flows from operations and available cash balances and borrowings will be sufficient to fund our future operating liquidity needs.

Cash Flows from Investing Activities

Net cash used in investing activities decreased $34.8 million, or 68.0%, for the current quarter compared to the prior year quarter, primarily due to a $42.7 million decrease in net cash invested in consumer loans due to a lower level of loans originated or acquired and a higher rate of consumer loans repaid compared to loans originated or acquired. The implementation of stricter affordability assessments and underwriting standards in the United Kingdom contributed to this decrease in net cash used in investing activities.

Expenditures for property and equipment increased $7.9 million to $11.6 million in the current quarter compared to $3.7 million in the prior year quarter, primarily for costs related to the relocation of our headquarters. Management anticipates that total expenditures for property and equipment will be between $30 million and $35 million for the twelve months ended December 31, 2015, primarily for finish-out and furnishings related to the relocation of our headquarters and continued development activities related to our technology platform and the purchase of computer hardware.

Cash Flows from Financing Activities

We had no cash flows from financing activities in the current quarter. Net cash used in financing activities in the prior year quarter of $53.2 million primarily reflected net payments to Cash America on the affiliate line of credit.

OFF-BALANCE SHEET ARRANGEMENTS

In certain markets, we arrange for consumers to obtain consumer loan products from independent third-party lenders through our CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loan. When a customer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan received by the customer from the third-party lender if the customer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default, which generally occurs after one payment is missed. As of March 31, 2015 and 2014, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $25.4 million and $29.6 million, respectively, which were guaranteed by us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in foreign currency exchange rates. We do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes. There have been no material changes to our exposure to market risks since December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2015 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See the “Litigation” section of Note 7 of the notes to our unaudited financial statements of Part I, “Item 1 Financial Statements.”

ITEM 1A.	RISK FACTORS

There have been no material changes from the Risk Factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

10.1	Amendment to Indenture, dated February 13, 2015, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., as guarantors, and U.S. Bank National Association, as trustee

10.2

Amendment to Credit Agreement, dated March 25, 2015, by and among Enova International, Inc., the Guarantors, the Required Lenders and Jefferies Finance LLC, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-4 (File No. 333-203005) filed March 25, 2015)

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

Date: May 8, 2015	ENOVA INTERNATIONAL, INC.

	By:	/s/ Robert S. Clifton
Robert S. Clifton
Vice President, Chief Financial Officer & Treasurer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	Amendment to Indenture, dated February 13, 2015, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., as guarantors, and U.S. Bank National Association, as trustee

10.2

Amendment to Credit Agreement, dated March 25, 2015, by and among Enova International, Inc., the Guarantors, the Required Lenders and Jefferies Finance LLC, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-4 (File No. 333-203005) filed March 25, 2015)

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