Form 10-Q
period 2015-06-30
Enova International, Inc.
filed 2015-08-11
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-35503

Enova International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-3190813
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

175 West Jackson Blvd. Chicago, Illinois	60604
(Address of principal executive offices)	(Zip Code)

(312) 568-4200

(Registrant’s telephone number, including area code)

200 West Jackson Blvd., Chicago, Illinois 60606

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

Yes  ☐    No  ☒

33,000,000 of the Registrant’s common shares, $.00001 par value, were issued and outstanding as of August 5, 2015.

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

•	our ability to process or collect payments through the Automated Clearing House system;
•	the deterioration of the political, regulatory or economic environment in countries where we operate or in the future may operate;
•	the actions of third parties who provide, acquire or offer products and services to, from or for us;
•	public and regulatory perception of the consumer loan business, the finance receivables industry and our business practices;
•	the effect of any current or future litigation proceedings and any judicial decisions or rulemaking that affects us, our products or the legality or enforceability of our arbitration agreements;
•	changes in demand for our services, changes in competition and the continued acceptance of the online channel by our customers;
•	changes in our ability to satisfy our debt obligations or to refinance existing debt obligations or obtain new capital to finance growth;
•	a prolonged interruption in the operations of our facilities, systems and business functions, including our information technology and other business systems;
•	our ability to maintain an allowance or liability for estimated losses on loans and finance receivables that is adequate to absorb credit losses;
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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	June 30,		December 31,
	2015	2014	2014
Assets
Cash and cash equivalents	$96,237	$79,785	$75,106
Loans and finance receivables, net	317,454	291,966	323,611
Other receivables and prepaid expenses	15,381	13,797	16,631
Deferred tax assets	21,646	25,841	25,427
Property and equipment, net	50,549	38,000	33,985
Goodwill	270,246	255,869	255,862
Intangible assets, net	3,705	14	39
Other assets	28,340	22,341	29,536
Total assets	$803,558	$727,613	$760,197
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$70,735	$51,110	$57,277
Related party payable, net	—	11,451	—
Income taxes currently payable	713	—	6,802
Deferred tax liabilities	42,508	48,757	47,953
Long-term debt	494,516	493,863	494,181
Total liabilities	608,472	605,181	606,213
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 33,000,000 shares issued and outstanding	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	4,210	—	294
Retained earnings	192,255	116,266	156,861
Accumulated other comprehensive (loss) income	(1,379)	6,166	(3,171)
Total stockholders' equity	195,086	122,432	153,984
Total liabilities and stockholders' equity	$803,558	$727,613	$760,197

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$146,280	$201,482	$311,956	$409,947
Cost of Revenue	41,536	66,840	80,106	133,276
Gross Profit	104,744	134,642	231,850	276,671
Expenses
Marketing	24,707	30,828	48,863	59,306
Operations and technology	17,554	17,123	35,566	35,008
General and administrative	27,089	26,931	52,655	51,358
Depreciation and amortization	5,033	4,316	10,316	8,434
Total Expenses	74,383	79,198	147,400	154,106
Income from Operations	30,361	55,444	84,450	122,565
Interest expense, net	(12,904)	(7,311)	(26,209)	(12,065)
Foreign currency transaction loss	(31)	(299)	(975)	(400)
Income before Income Taxes	17,426	47,834	57,266	110,100
Provision for income taxes	6,562	17,205	21,872	39,416
Net Income	$10,864	$30,629	$35,394	$70,684
Earnings Per Share:
Earnings per common share:
Basic	$0.33	$0.93	$1.07	$2.14
Diluted	$0.33	$0.93	$1.07	$2.14
Weighted average common shares outstanding:
Basic	33,000	33,000	33,000	33,000
Diluted	33,015	33,000	33,012	33,000

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Income	$10,864	$30,629	$35,394	$70,684
Other comprehensive gain, net of tax:
Foreign currency translation gain(1)	4,198	2,308	1,792	3,065
Total other comprehensive gain, net of tax	4,198	2,308	1,792	3,065
Comprehensive Income	$15,062	$32,937	$37,186	$73,749

(1)	Net of tax provision of $2,419 and $1,293 for the three months ended June 30, 2015 and 2014, respectively, and $1,229 and $1,716 for the six months ended June 30, 2015 and 2014, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2013	33,000	$—	$—	$169,947	$3,101	$173,048
Net equity transactions with Cash America		—	—	(1,981)	—	(1,981)
Net income		—	—	70,684	—	70,684
Dividend paid to Cash America ($3.71 per share)		—	—	(122,384)	—	(122,384)
Foreign currency translation gain, net of tax		—	—	—	3,065	3,065
Balance at June 30, 2014	33,000	$—	$—	$116,266	$6,166	$122,432

Balance at December 31, 2014	33,000	$—	$294	$156,861	$(3,171)	$153,984
Stock-based compensation expense		—	3,916	—	—	3,916
Net income		—	—	35,394	—	35,394
Foreign currency translation loss, net of tax		—	—	—	1,792	1,792
Balance at June 30, 2015	33,000	$—	$4,210	$192,255	$(1,379)	$195,086

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities
Net Income	$35,394	$70,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,316	8,434
Amortization of deferred loan costs and debt discount	1,667	321
Cost of revenue	80,106	133,276
Non-cash affiliate interest expense	—	7,629
Stock-based compensation expense	3,916	170
Deferred income taxes, net	(2,893)	6,965
Other	975	160
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	5,147	2,339
Other receivables and prepaid expenses	921	(5,089)
Accounts payable and accrued expenses	5,462	1,601
Related party payable, net	—	11,451
Current income taxes payable	(6,089)	(45)
Net cash provided by operating activities	134,922	237,896
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(491,083)	(662,868)
Loans and finance receivables repaid	418,572	538,465
Acquisitions	(17,735)	—
Purchases of property and equipment	(26,502)	(6,828)
Other investing activities	15	—
Net cash used in investing activities	(116,733)	(131,231)
Cash Flows from Financing Activities
Issuance of long-term debt	—	493,810
Dividend paid to Cash America	—	(122,384)
Debt issuance costs paid	—	(16,323)
Net equity transactions with Cash America	—	(2,151)
Payments on affiliate line of credit	—	(431,762)
Net cash used in financing activities	—	(78,810)
Effect of exchange rates on cash	2,942	4,450
Net increase in cash and cash equivalents	21,131	32,305
Cash and cash equivalents at beginning of year	75,106	47,480
Cash and cash equivalents at end of period	$96,237	$79,785

Supplemental Disclosures
Loans and finance receivables renewed	$102,688	$189,605
Promissory note issued	3,000	—

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

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

The consolidated financial statements of the Company reflect the historical results of operations and cash flows of the Company during each respective period. The financial statements include goodwill and intangible assets arising from businesses previously acquired. Prior to the Spin-off, the financial statements also included the allocation of certain assets and liabilities that had historically been held at the Cash America corporate level but which were specifically identifiable or allocable to the Company. Certain transactions with Cash America, such as stock-based compensation and foreign currency transactions, were considered to be effectively settled as net equity transactions with Cash America in “Retained earnings” in the consolidated balance sheets at the time the transaction was recorded. Prior to May 30, 2014, all intercompany transactions between the Company and Cash America were considered to be effectively settled in the financial statements at the time the transactions were recorded. The net effect of the settlement of these transactions was primarily reflected as a change in “Long-term debt” in the consolidated balance sheets. In addition, the historical financial statements include allocations of costs relating to certain functions historically provided by Cash America, including corporate services such as executive oversight, insurance and risk management, government relations, internal audit, treasury, licensing, and to a limited extent finance, accounting, tax, legal, human resources, compensation and benefits, compliance and support for certain information systems related to financial reporting. The expense allocations have been determined on a basis that Cash America and the Company consider to be reasonable reflections of the utilization of services provided by Cash America. Also see Note 10 for additional information on the Company’s relationship with Cash America. The financial information included herein for the prior year period may not be indicative of the consolidated financial position, operating results, changes in stockholder’s equity and cash flows of the Company in the future, or if the Company had been a separate company during the prior year period presented.

In June 2015, the Company completed the purchase of certain assets of a small company that offers a receivables purchase agreement product (“RPAs”). RPAs provide working capital for small businesses in exchange for a portion of the business’s future receivables at an agreed upon discount. Whereas lending is a commitment to repay principal and interest, future receivables purchasing is the advance purchase of an agreed upon amount of a business’s future receivables at a discount. The small business customer repays this advance, usually on a daily basis, through ACH debits or by splitting credit card receipts. “Loans and finance receivables” include consumer loans, small business loans, and RPAs.

The financial statements presented as of June 30, 2015 and 2014 and December 31, 2014 and for the three- and six-month periods ended June 30, 2015 and 2014 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. Operating results for the three- and six-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

These financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 and related notes, which are included on Form 10-K filed with the SEC on March 20, 2015.

Revenue Recognition

The Company recognizes revenue based on the financing products and services it offers. “Revenue” in the consolidated statements of income includes: interest income, finance charges, fees for services provided through the Company’s credit services organization and credit access business programs (“CSO programs”), or CSO fees, revenue on RPAs, service charges, draw fees, minimum fees, late fees, non-sufficient funds fees and any other fees or charges permitted by applicable laws and pursuant to the agreement with the customer. For short-term loans that the Company offers, interest and finance charges are recognized on an effective yield basis over the term of the loan, and fees are recognized when assessed to the customer. CSO fees are recognized on an effective yield basis over the term of the loan. For line of credit accounts, interest is recognized over the reporting period based upon the balance outstanding

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

and the contractual interest rate, and fees are recognized when assessed to the customer. For installment loans, interest is recognized on an effective yield basis over the term of the loan and fees are recognized when assessed to the customer. For RPAs, revenue is recognized on an effective yield basis over the estimated term of the agreements and fees are recognized when assessed. Direct costs associated with originating loans and RPAs, such as third-party customer acquisition costs, are deferred and amortized against revenue on an effective yield basis over the expected term of the loan or finance receivable. Short-term loans, line of credit accounts, installment loans, RPAs, unpaid and accrued interest, fees and revenue and deferred origination costs are included in “Loans and finance receivables, net” in the consolidated balance sheets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Accounting Standards Codification, or ASC, 350, Goodwill, the Company tests goodwill and intangible assets with an indefinite life for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount.

The Company uses the income approach to complete its annual goodwill assessment. The income approach uses future cash flows and estimated terminal values for the Company that are discounted using a market participant perspective to determine the fair value, which is then compared to the carrying value to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. The Company completed its annual assessment of goodwill as of June 30, 2015 and determined that the fair value of its goodwill exceeded carrying value, and, as a result, no impairment existed at that date. A 10% decrease in the estimated fair value for the June 2015 assessment would not have resulted in a goodwill impairment. Although no goodwill impairment was noted, there can be no assurances that future goodwill impairments will not occur.

Recent Accounting Standards

In June 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-10, Technical Corrections and Improvements (“ASU 2015-10”). ASU 2015-10 covers a wide range of topics in the Codification. The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. The Company does not anticipate that the adoption of this standard will have a material impact on its financial position or results of operations.

In May 2015, the FASB issued ASU 2015-08, Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115 (“ASU 2015-08”). The amendments in ASU 2015-08 amend various SEC paragraphs included in the FASB’s Accounting Standards Codification (“ASC”) to reflect the issuance of Staff Accounting Bulletin No. 115 (“SAB 115”). SAB 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletins series and brings existing guidance into conformity with ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The Company has adopted the amendments in ASU 2015-08, effective May 2015, as the amendments in the update are effective upon issuance, and the adoption did not have a material effect on its financial position or results of operations.

In April 2015, the FASB issued ASU 2015‑05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”), which amends Accounting Standards Codification (“ASC”) 350‑40, Internal-Use Software, by providing customers with guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. ASU 2015-05 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company is still assessing the potential impact of ASU 2015-05 on its financial position and results of operations.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which amends existing guidance to require the presentation of debt issuance costs in the consolidated balance sheets as a deduction from the carrying amount of the related debt liability instead of a deferred charge (as an asset). ASU 2015-03 is effective for reporting periods beginning after December 15, 2015, but early adoption is permitted. When adopted, the new guidance will be applied retrospectively to all prior reporting periods presented. The Company will adopt ASU 2015-03 on January 1, 2016, however, as of June 30, 2015, the Company had $13.4 million of unamortized debt issuance costs. These amounts are recorded in “Other assets” in the consolidated balance sheets.

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

2.	Acquisitions

On June 23, 2015, the Company completed the purchase of certain assets of a company that provides short-term financing to small businesses throughout the United States through RPAs, which provide working capital for small businesses in exchange for a portion of the business’s future receivables at an agreed upon discount. The total consideration of $26.8 million was comprised of $17.7 million in cash at closing, a $3.0 million promissory note (included in “Accounts payable and accrued expenses” in the consolidated balance sheets) and estimated contingent consideration of $6.1 million based on future earn-out opportunities. The contingent purchase consideration was recorded at its estimated fair value at the date of acquisition based upon the Company’s assessment of the probable earnings attributable to the business as defined in the purchase agreement. To the extent operating results exceed the Company’s estimate, additional contingent consideration would be due, however the total consideration paid may not exceed $71 million.

The purchase price allocation is provisional, pending completion of the valuation of the acquired assets. The final valuation, which will be determined after further analysis and consultation with third party advisors, may change the allocation of the purchase price and could affect the fair values assigned to the assets.

This purchase was not material to the Company’s consolidated financial statements. The operating results of the purchased assets, which were not material, have been included in the Company’s consolidated financial statements from the date of acquisition.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	Loans and Finance Receivables, Credit Quality Information and Allowances and Liabilities for Estimated Losses on Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three and six months ended June 30, 2015 and 2014 was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Short-term loans	$48,495	$65,707	$99,356	$138,685
Line of credit accounts	40,915	74,893	96,568	147,930
Installment loans and RPAs	56,438	60,839	115,195	123,247
Total loans and finance receivables revenue	145,848	201,439	311,119	409,862
Other	432	43	837	85
Total revenue	$146,280	$201,482	$311,956	$409,947

Current and Delinquent Loans and Finance Receivables

The Company classifies its loans and finance receivables as either current or delinquent. Short-term loans are considered delinquent when payment of an amount due is not made as of the due date. If a line of credit account or installment loan customer misses one payment, that payment is considered delinquent and the balance of the loan is considered current. The Company does not accrue interest on the delinquent payment portion of the loan but does continue to accrue interest on the remaining portion of the loan. If a line of credit account or installment loan customer does not make two consecutive payments, the entire account or loan is classified as delinquent and on a non-accrual status. The Company allows for normal payment processing time before considering a payment or a loan delinquent but does not provide for any additional grace period.

The Company does not accrue interest on delinquent loans and does not resume accrual of interest on a delinquent loan unless it is returned to current status. In addition, delinquent loans generally may not be renewed, and if, during its attempt to collect on a delinquent loan, the Company allows additional time for payment through a payment plan or a promise to pay, it is still considered delinquent. Generally, all payments received are first applied against accrued but unpaid interest and fees and then against the principal balance of the loan.

Allowance and Liability for Estimated Losses on Loans and Finance Receivables

The Company monitors the performance of its loan and RPA portfolios and maintains either an allowance or liability for estimated losses on loans and finance receivables (including revenue, fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The allowance for losses on the Company’s owned loans and finance receivables reduces the outstanding loans and finance receivable balance in the consolidated balance sheets. The liability for estimated losses related to loans guaranteed under its CSO programs is initially recorded at fair value and is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

In determining the allowance or liability for estimated losses on loans and finance receivables, the Company applies a documented systematic methodology. In calculating the allowance or liability for receivable losses, outstanding loans and finance receivables are divided into discrete groups of short-term loans, line of credit accounts, installment loans and RPAs and are analyzed as current or delinquent. Increases in either the allowance or the liability, net of charge-offs and recoveries, are recorded as a “Cost of revenue” in the consolidated statements of income.

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

The Company fully reserves and generally charges off loans once the loan or a portion of the loan has been classified as delinquent for 60 consecutive days. If a loan is deemed uncollectible before it is fully reserved, it is charged off at that point. Loans classified as

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

delinquent generally have an age of one to 59 days from the date any portion of the receivable became delinquent, as defined above. Recoveries on loans previously charged to the allowance are credited to the allowance when collected.

The components of Company-owned loans and finance receivables at June 30, 2015 and 2014 and December 31, 2014 were as follows (dollars in thousands):

	As of June 30, 2015
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$38,487	$67,974	$217,950	$324,411
Delinquent receivables:
Delinquent payment amounts(1)	—	2,897	1,289	4,186
Receivables on non-accrual status	19,828	2,668	17,622	40,118
Total delinquent receivables	19,828	5,565	18,911	44,304
Total loans and finance receivables, gross	58,315	73,539	236,861	368,715
Less: Allowance for losses	(14,196)	(9,091)	(27,974)	(51,261)
Financing receivables, net	$44,119	$64,448	$208,887	$317,454

	As of June 30, 2014
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$39,207	$112,392	$157,247	$308,846
Delinquent receivables:
Delinquent payment amounts(1)	—	3,885	1,487	5,372
Receivables on non-accrual status	20,933	6,132	18,477	45,542
Total delinquent receivables	20,933	10,017	19,964	50,914
Total loans and finance receivables, gross	60,140	122,409	177,211	359,760
Less: Allowance for losses	(18,248)	(21,579)	(27,967)	(67,794)
Financing receivables, net	$41,892	$100,830	$149,244	$291,966

	As of December 31, 2014
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$35,378	$110,519	$194,496	$340,393
Delinquent receivables:
Delinquent payment amounts(1)	—	3,733	1,469	5,202
Receivables on non-accrual status	20,920	4,428	17,616	42,964
Total delinquent receivables	20,920	8,161	19,085	48,166
Total loans and finance receivables, gross	56,298	118,680	213,581	388,559
Less: Allowance for losses	(14,324)	(19,749)	(30,875)	(64,948)
Financing receivables, net	$41,974	$98,931	$182,706	$323,611

(1)

Represents the delinquent portion of installment loans and line of credit account balances for customers that have only missed one payment. See “Current and Delinquent Loans and Finance Receivables” above for additional information.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in the allowance for losses for the Company-owned loans and receivables and the liability for losses on the Company’s guarantees of third-party lender-owned loans during the three and six months ended June 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended June 30, 2015
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$12,744	$12,340	$26,136	$51,220
Cost of revenue	13,929	4,870	22,254	41,053
Charge-offs	(17,794)	(13,740)	(26,676)	(58,210)
Recoveries	5,111	5,509	6,049	16,669
Effect of foreign currency translation	206	112	211	529
Balance at end of period	$14,196	$9,091	$27,974	$51,261
Liability for third-party lender-owned loans:
Balance at beginning of period	$906	$—	$39	$945
Increase in liability	370	—	113	483
Balance at end of period	$1,276	$—	$152	$1,428

	Three Months Ended June 30, 2014
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$18,527	$26,669	$29,084	$74,280
Cost of revenue	19,288	21,786	25,384	66,458
Charge-offs	(26,278)	(31,486)	(33,014)	(90,778)
Recoveries	6,523	4,276	6,195	16,994
Effect of foreign currency translation	188	334	318	840
Balance at end of period	$18,248	$21,579	$27,967	$67,794
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,199	$—	$—	$1,199
Increase in liability	382	—	—	382
Balance at end of period	$1,581	$—	$—	$1,581

	Six Months Ended June 30, 2015
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$14,324	$19,749	$30,875	$64,948
Cost of revenue	26,441	12,683	41,130	80,254
Charge-offs	(37,572)	(34,573)	(56,558)	(128,703)
Recoveries	10,981	11,416	12,629	35,026
Effect of foreign currency translation	22	(184)	(102)	(264)
Balance at end of period	$14,196	$9,091	$27,974	$51,261
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,575	$—	$1	$1,576
(Decrease) increase in liability	(299)	—	151	(148)
Balance at end of period	$1,276	$—	$152	$1,428

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2014
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$20,466	$29,244	$32,608	$82,318
Cost of revenue	36,456	45,699	51,587	133,742
Charge-offs	(55,413)	(61,588)	(67,563)	(184,564)
Recoveries	16,502	7,776	10,845	35,123
Effect of foreign currency translation	237	448	490	1,175
Balance at end of period	$18,248	$21,579	$27,967	$67,794
Liability for third-party lender-owned loans:
Balance at beginning of period	$2,047	$—	$—	$2,047
Decrease in liability	(466)	—	—	(466)
Balance at end of period	$1,581	$—	$—	$1,581

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of June 30, 2015 and 2014 and December 31, 2014, the amount of consumer loans guaranteed by the Company was $31.5 million, $34.9 million and $36.3 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $1.4 million, $1.6 million and $1.6 million, as of June 30, 2015 and 2014 and December 31, 2014, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

4.	Investment in Unconsolidated Subsidiary

The Company records an investment in the preferred stock of a privately-held developing consumer financial services entity under the cost method. The carrying value of the Company’s investment in this unconsolidated subsidiary was $6.7 million as of June 30, 2015 and December 31, 2014, and $6.0 million as of June 30, 2014, and was held in “Other assets” in the Company’s consolidated balance sheets. The Company evaluates this investment for impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of the investment below carrying value. Based on the Company’s impairment evaluation of this investment as of June 30, 2015, no impairment existed.

5.	Long-term debt

$65.0 Million Revolving Credit Facility

On May 14, 2014, the Company and its domestic subsidiaries as guarantors entered into a credit agreement among the Company, the guarantors, Jefferies Finance, LLC as administrative agent and Jefferies Group, LLC as lender (the “Credit Agreement”). The Credit Agreement provided for an unsecured revolving credit facility of up to $75.0 million, including a multi-currency sub-facility that gives the Company the ability to borrow up to $25.0 million that may be specified in foreign currencies subject to the terms and conditions of the Credit Agreement. On March 25, 2015, an amendment to the Credit Agreement reduced the Company’s unsecured revolving line of credit to $65.0 million and increased an additional senior secured indebtedness basket to the greater of $20.0 million or 2.75% of consolidated total assets (as defined in the credit agreement) (from $15.0 million or 2% of consolidated total assets). In addition, the amendment revised certain definitions and provisions relating to limitations on indebtedness, investments, dispositions, fundamental changes and burdensome agreements to allow certain of the Company’s foreign subsidiaries, which opt to become guarantors of its obligations under the credit agreement, to be treated as domestic subsidiaries for purposes of those provisions. Interest on the amounts borrowed will be charged, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) for one week or one-, two-, three- or six-month periods, as selected by the Company, plus a margin varying from 2.50% to 3.75% or at the agent’s base rate plus a margin varying from 1.50% to 2.75%. The margin for the borrowings under the Credit Agreement is dependent on the Company’s cash flow leverage ratios. The Company is also required to pay a fee on the unused portion of the line of credit ranging from 0.25% to 0.50% (0.375% as of June 30, 2015) based on the Company’s cash flow leverage ratios. The Credit Agreement will mature on June 30, 2017. There were no outstanding borrowings under the Credit Agreement as of June 30, 2015 and 2014.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Credit Agreement also includes a sub-limit of up to $20.0 million for standby or commercial letters of credit that is guaranteed by the Company’s domestic subsidiaries. In the event that an amount is paid by the issuing bank under a letter of credit, it will be due and payable by the Company on demand. Pursuant to the terms of the Credit Agreement, the Company agrees to pay fees equal to the LIBOR margin per annum on the undrawn amount of each outstanding standby letter of credit plus a one-time commercial letter of credit fee of 0.20% of the face amount of each commercial letter of credit plus 0.25% per annum on the average daily amount of the total letter of credit exposure. The Company had letters of credit of $6.6 million under its Credit Agreement as of June 30, 2015, and no outstanding letters of credit as of June 30, 2014.

In connection with the issuance of the Credit Agreement, the Company incurred debt issuance costs of approximately $1.6 million, which primarily consisted of underwriting fees and legal expenses. The unamortized balance of these costs as of June 30, 2015 is included in “Other assets” in the consolidated balance sheets. These costs are being amortized to interest expense over a period of 37 months, the term of the Credit Agreement.

$500.0 Million 9.75% Senior Unsecured Notes

On May 30, 2014, the Company issued and sold $500.0 million in aggregate principal amount of 9.75% Senior Notes due 2021 (the “Senior Notes”). The Senior Notes bear interest at a rate of 9.75% annually on the principal amount payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2014. The Senior Notes were sold at a discount of the principal amount to yield 10.0% to maturity. The Senior Notes will mature on June 1, 2021. The Senior Notes are unsecured debt obligations of the Company, and are unconditionally guaranteed by all of the Company’s domestic subsidiaries. The Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended, or the Securities Act, and outside the United States pursuant to Regulation S under the Securities Act. As required by a registration rights agreement that the Company entered into with the initial purchaser when the Senior Notes were issued, the Company completed an exchange offer in April 2015. All of the unregistered Senior Notes have been exchanged for identical new notes registered under the Securities Act.

The Senior Notes are governed by an indenture (the “Senior Notes Indenture”), dated May 30, 2014, between the Company, the Company’s domestic subsidiaries, as guarantors, and the trustee. The Senior Notes Indenture contains certain covenants that, among other things, limit the Company’s, and certain of its subsidiaries, ability to incur additional debt, acquire or create new subsidiaries, create liens, engage in certain transactions with affiliates and consolidate or merge with or into other companies. The Senior Notes Indenture provides for customary events of default, including non-payment and failure to comply with covenants or other agreements in the Senior Notes Indenture.

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

As of June 30, 2015 and 2014, the carrying amount of the Senior Notes was $494.5 million and $493.9 million, respectively, which included an unamortized discount of $5.5 million and $6.1 million, respectively. The discount is being amortized to interest expense over a period of seven years, through the maturity date of June 1, 2021. The total interest expense recognized was $24.7 million and $4.3 million for the six months ended June 30, 2015 and 2014, respectively, of which $0.3 million and $0.1 million, respectively, represented the non-cash amortization of the discount. In connection with the issuance of the Senior Notes, the Company incurred approximately $14.7 million for issuance costs, which primarily consisted of underwriting fees, legal and other professional expenses. These costs are being amortized to interest expense over seven years and are included in “Other assets” in the consolidated balance sheets.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Weighted-average interest rates on long-term debt were 9.99% and 5.76% during the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015 and 2014 and December 31, 2014, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreement(s).

6.	Earnings Per Share

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

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income	$10,864	$30,629	$35,394	$70,684
Denominator:
Total weighted average basic shares	33,000	33,000	33,000	33,000
Shares applicable to stock-based compensation	15	—	12	—
Total weighted average diluted shares	33,015	33,000	33,012	33,000
Net income – basic	$0.33	$0.93	$1.07	$2.14
Net income – diluted	$0.33	$0.93	$1.07	$2.14

For the three and six months ended June 30, 2015, 1,722,949 and 1,624,996 shares of common stock underlying stock options and 123,967 and 87,289 shares of common stock underlying restricted stock units were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. There were no stock options or restricted stock units outstanding as of June 30, 2014.

7.	Operating Segment Information

The Company provides online financial services to alternative credit consumers and small businesses in the United States, United Kingdom, Australia, Canada, Brazil and China and has one reportable segment, which is composed of the Company’s domestic and international operations. The Company has aggregated all components of its business into a single reportable segment based on the similarities of the economic characteristics, the nature of the products and services, the nature of the production and distribution methods, the type of customer and the nature of the regulatory environment.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company allocates certain corporate expenses (primarily general and administrative expenses and, to a lesser extent, marketing and operations and technology expenses) between its domestic and international components based on revenue. The following tables present information on the Company’s domestic and international operations as of and for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue
Domestic	$113,420	$108,786	$232,473	$217,873
International	32,860	92,696	79,483	192,074
Total revenue	$146,280	$201,482	$311,956	$409,947

Income from operations
Domestic	$24,945	$26,790	$62,043	$67,998
International	5,416	28,654	22,407	54,567
Total income from operations	$30,361	$55,444	$84,450	$122,565

Depreciation and amortization
Domestic	$4,474	$3,756	$9,234	$7,352
International	559	560	1,082	1,082
Total depreciation and amortization	$5,033	$4,316	$10,316	$8,434

Expenditures for property and equipment
Domestic	$13,401	$2,906	$24,879	$6,083
International	1,529	246	1,623	745
Total expenditures for property and equipment	$14,930	$3,152	$26,502	$6,828

	June 30,
	2015	2014
Property and equipment, net
Domestic	$45,307	$32,834
International	5,242	5,166
Total property and equipment, net	$50,549	$38,000

Assets
Domestic	$658,323	$522,364
International	145,235	205,249
Total assets	$803,558	$727,613

Geographic Information

The following table presents the Company’s revenue by geographic region for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue
United States	$113,420	$108,786	$232,473	$217,873
United Kingdom	30,049	90,280	74,385	187,396
Other international countries	2,811	2,416	5,098	4,678
Total revenue	$146,280	$201,482	$311,956	$409,947

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $50.5 million and $38.0 million at June 30, 2015 and 2014, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

8.	Commitments and Contingencies

Litigation

On March 8, 2013, Flemming Kristensen, on behalf of himself and others similarly situated, filed a purported class action lawsuit in the U.S. District Court of Nevada against the Company and other unaffiliated lenders and lead providers. The lawsuit alleges that the lead provider defendants sent unauthorized text messages to consumers on behalf of the Company and the other lender defendants in violation of the Telephone Consumer Protection Act. The complaint seeks class certification, statutory damages, an injunction against “wireless spam activities,” and attorneys’ fees and costs. The Company filed an answer to the complaint denying all liability. On March 26, 2014, the Court granted class certification. On October 24, 2014, the Company filed a motion for summary judgment, and the court has not yet ruled on this motion. On January 27, 2015, the plaintiff filed a motion for summary judgment against all of the defendants. On July 20, 2015, the court granted Enova’s motion, denied Plaintiff’s motion and entered judgment in favor of the Company. Plaintiff may seek reconsideration of or appeal the judgment. Neither the likelihood of an unfavorable ruling nor the ultimate liability, if any, with respect to this matter can be determined at this time, and the Company is currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, Contingencies–Loss Contingencies–Glossary, for this litigation. The Company believes that the plaintiff’s claims in the complaint are without merit and intends to vigorously defend this lawsuit.

On January 12, 2015, the California Department of Business Oversight (the “Department”) issued an Order (the “Order”) to the Company’s subsidiary, CNU of California, LLC (“CNU”), alleging that CNU violated the California Deferred Deposit Transaction Law by stating in its deferred deposit loan contracts and other agreements that CNU would charge customers amounts not allowed under California law, by electronically debiting customer accounts for more than the original agreed upon amount without additional written authorization from customers, by using the wrong legal name in certain agreements and by advertising via the Company’s website without disclosing that CNU is licensed by the Department.  The Order requires CNU to pay an administrative penalty of $10,000, to forfeit all charges and fees for every deferred deposit transaction made in violation of law, and to desist and refrain from violating those provisions of California law.  On February 20, 2015, CNU requested a hearing to challenge the Order.  A hearing date of August 31, 2015 has been set, although CNU has filed a motion to continue the hearing date.  It is too early in this matter to determine either the likelihood of an unfavorable ruling or the ultimate liability, if any, with respect to this matter, and therefore the Company is currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, for this litigation. The Company believes that the Department’s claims in the Order are without merit and intends to vigorously challenge the Order.

The Company is also a defendant in certain routine litigation matters encountered in the ordinary course of its business. Certain of these matters may be covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Headquarters Relocation

The Company provided notice in the second quarter of 2014 to the landlord at 200 W. Jackson Boulevard in Chicago, Illinois that it was accelerating the lease expiration date for approximately 86,000 rentable square feet effective June 30, 2015. As a result, the Company recognized an expense of $1.4 million in the year ended December 31, 2014 related to a lease termination penalty, which was included as “General and administrative expense” in the consolidated statement of income. In July 2014, the Company entered into a lease agreement for its current headquarters office space at 175 W. Jackson Boulevard in Chicago as part of its plans to relocate from its former headquarters at 200 W. Jackson. In the second quarter of 2015, the Company ceased using the 200 W. Jackson location and, as a result, recognized additional expense of $3.5 million, which was included as “General and administrative expense” and consisted of a lease exit liability of $2.8 million for the remaining lease payments, net of estimated sublease income of $1.7 million, and $0.7 million for the removal of property and restoration costs related to the 200 W. Jackson lease. The Company does not expect to incur further material costs related to the relocations.

The following table is a summary of the exit and disposal activity and liability balances as a result of the headquarters relocation (in thousands):

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Lease Termination Costs	Other Exit Costs	Total
Balance at January 1, 2014	$—	$—	$—
Additions	1,415	—	1,415
Payments	(708)	—	(708)

Balance at June 30, 2014	$707	$—	$707

Balance at January 1, 2015	$707	$—	$707
Additions	2,763	717	3,480
Payments	(1,106)	—	(1,106)

Balance at June 30, 2015	$2,364	$717	$3,081

9.	Derivative Instruments

The Company periodically uses derivative instruments to manage risk from changes in market conditions that may affect the Company’s financial performance. The Company primarily uses derivative instruments to manage its primary market risks, which are interest rate risk and foreign currency exchange rate risk.

The Company currently uses forward currency exchange contracts to minimize the effects of foreign currency risk in the United Kingdom and, prior to December 31, 2014, used forward currency exchange contracts to minimize the effects of foreign currency risk in Australia. The forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction loss” in the Company’s consolidated statements of income. The Company currently does not manage its exposure to risk from foreign currency exchange rate fluctuations through the use of forward currency exchange contracts in Australia, Canada, Brazil or China.

The Company’s derivative instruments are presented in its financial statements on a net basis. The following table presents information related to the Company’s derivative instruments as of June 30, 2015 and 2014 and December 31, 2014 (dollars in thousands):

Non-designated derivatives:

As of June 30, 2015
		Gross Amounts	Gross Amounts	Net Amounts of Assets
		of Recognized	Offset in the	Presented in the
	Notional	Financial	Consolidated	Consolidated Balance
Forward currency exchange contracts	Amount	Instruments	Balance Sheets(1)	Sheets(2)
Assets	$—	$—	$—	$—
Liabilities	$22,753	$69	$—	$69

As of June 30, 2014
		Gross Amounts	Gross Amounts	Net Amounts of Assets
		of Recognized	Offset in the	Presented in the
	Notional	Financial	Consolidated	Consolidated Balance
Forward currency exchange contracts	Amount	Instruments	Balance Sheets(1)	Sheets(2)
Assets	$35,843	$—	$(93)	$(93)
Liabilities	$—	$—	$—	$—

As of December 31, 2014
		Gross Amounts	Gross Amounts	Net Amounts of Assets
		of Recognized	Offset in the	Presented in the
	Notional	Financial	Consolidated	Consolidated Balance
Forward currency exchange contracts	Amount	Instruments	Balance Sheets(1)	Sheets(2)
Assets	$—	$—	$—	$—
Liabilities	$112,593	$213	$—	$213

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)

As of June 30, 2015 and 2014 and December 31, 2014, the Company had no gross amounts of recognized derivative instruments that the Company makes an accounting policy election not to offset. In addition, there is no financial collateral related to the Company’s derivatives. The Company has no liabilities that are subject to an enforceable master netting agreement or similar arrangement.

(2)	Represents the fair value of forward currency contracts, which is recorded in “Accounts payable and accrued expenses” in the consolidated balance sheets.

The following table presents information on the effect of derivative instruments on the consolidated results of operations and accumulated other comprehensive income (“AOCI”) for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Gains (Losses)				Gains (Losses)
	Recognized in		Gains (Losses)		Reclassified From
	Income		Recognized in AOCI		AOCI into Income
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
Non-designated derivatives:
Forward currency exchange contracts(1)	$(1,733)	$(995)	$—	$—	$—	$—
Total	$(1,733)	$(995)	$—	$—	$—	$—

	Gains (Losses)				Gains (Losses)
	Recognized in		Gains (Losses)		Reclassified From
	Income		Recognized in AOCI		AOCI into Income
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
Non-designated derivatives:
Forward currency exchange contracts(1)	$2,196	$(1,755)	$—	$—	$—	$—
Total	$2,196	$(1,755)	$—	$—	$—	$—

(1)	The gains (losses) on these derivatives substantially offset the (losses) gains on the hedged portion of the foreign intercompany balances.

10.	Related Party Transactions

Prior to the Spin-off, Cash America provided certain corporate service functions, such as executive oversight, insurance and risk management, government relations, internal audit, treasury, licensing, and to a limited extent finance, accounting, tax, legal, human resources, compensation and benefits, compliance and support for certain information systems related to financial reporting. The costs of such services were allocated to the Company based on the Company’s share of Cash America’s corporate services expenses incurred for the consolidated entity. Actual corporate services costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. The Company believes that the expenses in these financial statements were reported on a basis that fairly represents the utilization of the services provided. These financial statements do not necessarily reflect the financial position or results of operations that would have existed if the Company had been operated as a stand-alone entity during the periods covered and may not be indicative of future results of operations and financial position. General and administrative expenses include allocations by Cash America of $5.2 million for the six months ended June 30, 2014.

Since the Spin-off, Cash America has been charging the Company a transition services fee related to utilization of financial reporting systems and accounts payable processing that is included in general and administrative expenses. The Company recorded $0.3 million in expense for these services for the six months ended June 30, 2015. The Company expects to transition to its own financial reporting system before the end of 2015.

Prior to the Spin-off, the Company paid Cash America compensation for loans made to or arranged for customers who were referred from Cash America. The Company paid $0.4 million for the six months ended June 30, 2014 pursuant to this arrangement, but discontinued this arrangement following the Spin-off. In addition, the Company administered the consumer loan underwriting model utilized by Cash America’s Retail Services Division in exchange for the reimbursement of the Company’s direct third-party costs incurred in providing the service. The Company received $0.3 million for the six months ended June 30, 2014 pursuant to this arrangement. The Company and Cash America entered into a new agreement in conjunction with the Spin-off for the Company to

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

continue providing this service. The Company received $0.6 million for the six months ended June 30, 2015 pursuant to this new agreement.

Prior to the issuance of the Senior Notes on May 30, 2014, all payments the Company owed Cash America, offset by any credits or fees Cash America owed the Company in connection with the transactions above, were made through the Affiliate Line of Credit agreement. See Note 5 for further discussion of this agreement. Since May 30, 2014, amounts due from or due to Cash America have been settled a month in arrears. The balance due from Cash America of $0.1 million as of June 30, 2015 is included in “Other receivables and prepaid expenses” in the consolidated balance sheets, the balance due to Cash America of $11.5 million as of June 30, 2014 is included in “Related party payables, net” in the consolidated balance sheets and the balance due to Cash America of $0.4 million as of December 31, 2014 is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

11.	Fair Value Measurements

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015 and 2014 and December 31, 2014 are as follows (dollars in thousands):

	June 30,	Fair Value Measurements Using
	2015	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$(69)	$—	$(69)	$—
Non-qualified savings plan assets(1)	1,077	1,077	—	—
Contingent consideration	(6,140)	—	—	(6,140)
Total	$(5,132)	$1,077	$(69)	$(6,140)

	June 30,	Fair Value Measurements Using
	2014	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$(93)	$—	$(93)	$—
Non-qualified savings plan assets(1)	734	734	—	—
Total	$641	$734	$(93)	$—

	December 31,	Fair Value Measurements Using
	2014	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$(213)	$—	$(213)	$—
Non-qualified savings plan assets(1)	755	755	—	—
Total	$542	$755	$(213)	$—

(1)

The non-qualified savings plan assets are included in “Other receivables and prepaid expenses” in the Company’s consolidated balance sheets and have an offsetting liability of equal amount, which is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.

The Company measures the fair value of its forward currency exchange contracts under Level 2 inputs as defined by ASC 820. For these forward currency exchange contracts, current market rates are used to determine fair value. The significant inputs used in these models are derived from observable market rates. The fair value of the Company’s non-qualified savings plan assets are measured under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily observable. During the six months ended June 30, 2015 and 2014, there were no transfers of assets in or out of Level 1 fair value measurements. Prior to June 2014, the Company participated in Cash America’s derivative and hedging programs, which are coordinated through a centralized treasury function; therefore, the assets and liabilities related to derivative instruments were not recorded in the Company’s financial

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

statements; however, the gains and losses associated with Cash America’s foreign currency forward contracts that relate to the Company’s business are included as “Foreign currency transaction loss” in the consolidated statements of income.

The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This analysis reflects the contractual terms of the purchase agreement and utilizes assumptions with regard to future earnings, probabilities of achieving such future earnings, the timing of expected payments and a discount rate. Significant increases with respect to assumptions as to future earnings and probabilities of achieving such future earnings would result in a higher fair value measurement while an increase in the discount rate would result in a lower fair value measurement. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy.

The changes in the fair value of the contingent consideration, which is a Level 3 liability measured at fair value on a recurring basis, are summarized in the table below for the six months ended June 30, 2015 (dollars in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Contingent consideration	Total
Balance at December 31, 2014	$—	$—
Issuance of contingent consideration (see Note 2)	6,140	6,140
Balance at June 30, 2015	$6,140	$6,140)

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At June 30, 2015 and 2014, there were no assets or liabilities recorded at fair value on a non-recurring basis.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of June 30, 2015 and 2014 and December 31, 2014 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	June 30,	Fair Value Measurements Using
	2015	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$96,237	$96,237	$—	$—
Short-term loans and line of credit accounts, net (1)	108,567	—	—	108,567
Installment loans and RPAs, net (1)	208,887	—	—	208,887
Restricted cash (2)	7,877	7,877	—	—
Investment in unconsolidated subsidiary (2)(3)	6,703	—	—	6,703
Total	$428,271	$104,114	$—	$324,157
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,428	$—	$—	$1,428
Promissory note	3,000	—	—	3,000
Senior notes	494,516	—	481,150	—
Total	$498,944	$—	$481,150	$4,428

	Balance at
	June 30,	Fair Value Measurements Using
	2014	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$79,785	$79,785	$—	$—
Short-term loans and line of credit accounts, net (1)	142,722	—	—	142,722
Installment loans and RPAs, net (1)	149,244	—	—	149,244
Investment in unconsolidated subsidiary (2)(3)	6,000	—	—	6,000
Total	$377,751	$79,785	$—	$297,966
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,581	$—	$—	$1,581
Senior notes	493,863	—	498,125	—
Total	$495,444	$—	$498,125	$1,581

	Balance at
	December 31,	Fair Value Measurements Using
	2014	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$75,106	$75,106	$—	$—
Short-term loans and line of credit accounts, net (1)	140,905	—	—	140,905
Installment loans and RPAs, net (1)	182,706	—	—	182,706
Restricted cash (2)	7,780	7,780	—	—
Investment in unconsolidated subsidiary (2)(3)	6,703	—	—	6,703
Total	$413,200	$82,886	$—	$330,314
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,576	$—	$—	$1,576
Senior notes	494,181	—	491,250	—
Total	$495,757	$—	$491,250	$1,576

(1)	Short-term loans, line of credit accounts, installment loans and RPAs are included in “Loans and finance receivables, net” in the consolidated balance sheets.
(2)	Restricted cash and investment in unconsolidated subsidiary are included in “Other assets” in the consolidated balance sheets.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(3)	See Note 3 for additional information related to the investment in unconsolidated subsidiary.

Cash and cash equivalents and restricted cash bear interest at market rates and have original maturities of less than 90 days.

Short-term loans, line of credit accounts, installment loans and RPAs are carried in the consolidated balance sheet net of the allowance for estimated losses, which is calculated by applying historical loss rates combined with recent default trends to the gross receivable balance. The unobservable inputs used to calculate the fair value of these receivables include historical loss rates, recent default trends and estimated remaining loan or RPA term; therefore, the carrying value approximates the fair value. Short-term loans and line of credit accounts have relatively short maturity periods that are generally 12 months or less. The fair value of installment loans and RPAs is estimated using a discounted cash flow analysis, which considers interest rates and discounts offered for receivables with similar terms to customers with similar credit quality. The carrying values of the Company’s installment loans and RPAs approximate the fair value of these loans and finance receivables. Unsecured installment loans typically have terms between two and 60 months.

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans the Company arranges for consumers on the third-party lenders’ behalf and is required to purchase any defaulted loans it has guaranteed. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company was $1.4 million, $1.6 million and $1.6 million as of June 30, 2015 and 2014 and December 31, 2014, respectively. The Company measures the fair value of its liability for third-party lender-owned consumer loans under Level 3 inputs. The fair value of these liabilities is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value of these liabilities approximates the fair value.

The Company measures the fair value of its long-term debt using Level 2 inputs. The fair value of the Company’s long term debt is estimated based on quoted prices in markets that are not active. As of June 30, 2015 and December 31, 2014, the Company’s Senior Notes had a lower fair market value than the carrying value based on the price of the last trade of the Senior Notes. As of June 30, 2014 the Company’s Senior Notes had a higher fair market value than the carrying value due to the difference in yield when compared to similar types of credit.

12.	Subsequent Events

Subsequent events have been reviewed through the date these financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services. In 2014, we extended approximately $2.2 billion in credit to borrowers. As of June 30, 2015, we offered or arranged loans to customers in 35 states in the United States and in the United Kingdom, Australia, Canada, Brazil and China. We also offered short-term financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund financings, allowing us to offer consumers and small businesses credit when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional consumer credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through June 30, 2015, we have completed over 33.6 million customer transactions and collected approximately nine terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include short-term loans, line of credit accounts, installment loans and receivables purchase agreements (“RPAs”).

We believe our customers highly value our services as an important component of their personal finances because our products are convenient, quick and often less expensive than other available alternatives. We attribute the success of our business to our advanced and innovative technology systems, the proprietary analytical models we use to predict loans and finance receivables performance, our sophisticated customer acquisition programs, our dedication to customer service and our talented employees.

We have developed proprietary underwriting systems based on data we have collected over our ten years of experience. These systems employ advanced risk analytics to decide whether to approve financing transactions, to structure the amount and terms of the financings we offer pursuant to jurisdiction specific regulations and to provide customers with their funds quickly and efficiently. Our systems closely monitor collection and portfolio performance data that we use to continually refine the analytical models and statistical measures used in making our credit, purchase, marketing and collection decisions.

Our flexible and scalable technology platform allows us to process and complete customers’ transactions quickly and efficiently. In 2014, we processed approximately 4.5 million transactions, and we continue to grow our loans and finance receivables portfolio and increase the number of customers we serve through both desktop and mobile platforms. Our highly customizable technology platform allows us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In 2012, we launched a new product in the United States designed to serve near-prime customers, and in April 2014 we introduced a similar product in the United Kingdom. In June 2014 and July 2014, we launched pilot programs in Brazil and China, respectively, where we have begun arranging financing for borrowers through a third party lender in each country. In addition, in July 2014, we introduced a pilot program for a new line of credit product in the United States to serve the needs of small businesses. In June 2015 we further expanded our product offering by acquiring certain assets of a company that provides short-term financing to small businesses by offering RPAs (see Note 2 in the Notes to Consolidated Financial Statements). These products are intended to allow us to further diversify our product offerings, customer base and geographic scope. In the six-month period ended June 30, 2015 we derived 74.5% of our total revenue from the United States and 25.5% of our total revenue internationally, with 93.6% of international revenue (representing 23.9% of our total revenue) generated in the United Kingdom. See “—Recent Regulatory Developments—Financial Conduct Authority” below for a discussion of the changes in our U.K. operations and our expectations for our U.K. business going forward.

We have been able to consistently acquire new customers and successfully generate repeat business from returning customers when they need financing. We believe our customers are loyal to us because they are satisfied with our products and services. We acquire new customers from a variety of sources, including visits to our own websites, mobile sites or applications, and through direct marketing, affiliate marketing, lead providers and relationships with other lenders. We believe that the online convenience of our products and our availability 24/7 to accept financing applications with quick results are important to our customers.

Once a potential new customer submits an application, we quickly provide a credit or purchase decision. If a financing is approved we typically fund the financing the next business day or, in some cases, the same day. During the entire process, from application through payment, we provide access to our in-house and well-trained customer service team. All of our operations, from customer acquisition through collections, are structured to build customer satisfaction and loyalty, in the event that a customer has a need for our products in the future. We have developed a series of sophisticated proprietary scoring models to support our various financing products. We believe that these models are an integral component of our operations and they allow us to complete a high volume of customer transactions while actively managing risk and the related credit quality of our loan and finance receivable portfolios. We believe our successful application of these technology innovations differentiates our capabilities relative to competitive platforms as evidenced by our history of strong growth and stable credit quality.

OUR PRODUCTS

Our online financing products provide customers with a deposit of funds to their bank account or onto a debit card in exchange for a commitment to repay the amount deposited plus fees, interest and/or revenue on the receivables purchased. We originate, arrange, guarantee or purchase short-term consumer loans, line of credit accounts, installment loans and RPAs . We have only one reportable segment that includes all of our online financial services.

•

Short-term consumer loans. Short-term loans are unsecured loans written by us or by a third-party lender through our credit services organization and credit access business programs, which we refer to as our CSO programs, that we arrange and guarantee. As of June 30, 2015, we offered or arranged short-term consumer loans in 23 states in the United States, the United Kingdom and Canada. Short-term loans generally have terms of seven to 90 days, with proceeds promptly deposited in the customer’s bank account or onto a debit card in exchange for a pre-authorized debit from their account. Due to the credit risk and high transaction costs of serving our customer segment, the fees we charge are generally considered to be higher than the fees charged to consumers with superior credit histories by banks and similar lenders who are typically unwilling to make unsecured loans to alternative credit consumers. Our short-term consumer loans contributed approximately 31.8% of our total revenue for the six months ended June 30, 2015 and 33.8% for the six months ended June 30, 2014.

Through our CSO programs, we provide services related to third-party lenders’ short-term consumer loan products by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under our CSO programs include credit-related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents, or CSO loans. Under our CSO programs, we guarantee consumer loan payment obligations to the third party lender in the event the customer defaults on the loan. When a consumer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. For CSO loans, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. We in turn are responsible for assessing whether or not we will guarantee such loan. The guarantee represents an obligation to purchase specific loans, which generally have terms of less than 90 days, if they go into default. As of June 30, 2015 and 2014, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $31.5 million and $34.9 million, respectively, which were guaranteed by us.

•

Line of credit accounts. Line of credit accounts consist of draws made through our unsecured line of credit products. We offer line of credit accounts in seven states in the United States which allow customers to draw on the line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with their terms of the line of credit account. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit. As a result of regulatory changes in 2014, we discontinued offering line of credit accounts to new customers in the United Kingdom in late 2014 and effective January 1, 2015, we discontinued draws on existing accounts in the United Kingdom. Our line of credit accounts contributed approximately 31.0% of our total revenue for the six months ended June 30, 2015 and 36.1% for the six months ended June 30, 2014.

•

Installment loans. Installment loans are longer-term multi-payment loans that generally require the pay-down of portions of the outstanding principal balance in multiple installments. We offer, or arrange through our CSO Programs, multi-payment unsecured installment loan products in 16 states in the United States and in the United Kingdom and Australia. Generally, terms for our installment loan products are between two and 60 months. These loans generally have higher principal amounts than short-term loans and are repaid in installments over the term of the loan. The loan may be repaid early at any time with no prepayment charges. Our installment loans contributed approximately 36.9% of our total revenue for the six months ended June 30, 2015 and 30.1% for the six months ended June 30, 2014.

•

Receivables purchase agreements. RPAs provide working capital for small businesses in exchange for a portion of the business’s future receivables at an agreed upon discount. Whereas lending is a commitment to repay principal and interest, future receivables purchasing is the advance purchase of an agreed upon amount of a business's future receivables at a discount. The small business customer repays this advance, usually on a daily basis, through ACH debits or by splitting credit card receipts.

•

Pilot programs. In June 2014 and July 2014, we launched pilot programs in Brazil and China, respectively, where we have begun arranging loans for borrowers through a third party lender in each country as described below. In addition, in July 2014, we also introduced a pilot program for a new line of credit product to serve the needs of small businesses, which was offered in 19 states in the United States at June 30, 2015 and is included under “line of credit accounts.”

We currently provide our services in the following countries:

•

United States. We began our online business in the United States in May 2004. As of June 30, 2015, we provided services in all 50 states and Washington D.C. We market our loan products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com and Headway Capital at www.headwaycapital.com. The United States represented 74.5% of our total revenue for the six months ended June 30, 2015 and 53.1% of our total revenue for the six months ended June 30, 2014.

•

United Kingdom. We provide services in the United Kingdom under the names QuickQuid at www.quickquid.co.uk, Pounds to Pocket at www.poundstopocket.co.uk and OnStride Financial at www.onstride.co.uk. We began our QuickQuid short-term consumer loan business in July 2007, our Pounds to Pocket installment loan business in September 2010, and our OnStride near-prime installment loan business in April 2014. We offered a line of credit product from March 2013 to December 2014 under the brand name QuickQuid FlexCredit. The United Kingdom represented 23.9% of our total revenue for the six months ended June 30, 2015 and 45.7% of our total revenue for the six months ended June 30, 2014. Our results from operations for the six-month period ended June 30, 2014 do not include the full impact of changes in our U.K. operations resulting from regulatory and legislative changes. See “—Recent Regulatory Developments—Financial Conduct Authority” below for a discussion about the impact on our U.K. business.

•

Australia. We provide services under the name DollarsDirect at www.dollarsdirect.com.au in Australia, and we began providing services there in May 2009. Australia represented 0.8% of our total revenue for the six months ended June 30, 2015 and 0.5% of our total revenue for the six months ended June 30, 2014.

•

Canada. We began providing services in Canada in October 2009. As of June 30, 2015, we provide services in the provinces of Ontario, British Columbia, Alberta and Saskatchewan under the name DollarsDirect at www.dollarsdirect.ca. Canada represented 0.7% of our total revenue for the six months ended June 30, 2015 and 0.7% of our total revenue for the six months ended June 30, 2014.

•

Brazil. On June 30, 2014, we launched a pilot program in Brazil where we arrange loans for a third party lender in accordance with applicable law under the name Simplic at www.simplic.com.br. We also guarantee the payment of these loans by agreeing to purchase the loans from the third-party lender under certain circumstances. The loans may be repaid in multiple payments, depending on the loan terms selected by the customer, with loan durations ranging from three to 12 months. We will receive fees and interest on these loans in connection with the services we provide. Our future plans for Brazil will largely depend on our results from this pilot program.
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

Financial Conduct Authority

During the six months ended June 30, 2015 and June 30, 2014, our U.K. operations generated 23.9% and 45.7%, respectively, of our consolidated total revenue. Regulatory changes in the United Kingdom during 2014 significantly affected previous results and will continue to affect future results from our U.K. operations as described below.

In the United Kingdom, supervision of consumer credit was transferred on April 1, 2014 to the Financial Conduct Authority, or the FCA, and pursuant to new legislation, the FCA is authorized to adopt prescriptive rules and regulations. On February 28, 2014, the Consumer Credit Sourcebook was issued as part of the FCA Handbook and incorporates prescriptive regulations for lenders such as us, including mandatory affordability assessments on borrowers, limiting the number of rollovers to two, restricting how lenders can advertise, banning advertisements the FCA deems misleading, and introducing a limit of two unsuccessful attempts on the use of continuous payment authority (which provides a creditor the ability to directly debit a customer’s account for payment when authorized by the customer to do so) to pay off a loan. As required by the 2013 amendment to the Financial Services and Markets Act 2000, the FCA implemented a cap on the total cost of high-cost short-term credit effective January 2, 2015. The final rule reflects a maximum rate of 0.8% of principal per day, and limits the total fees, interest (including post-default interest) and charges (including late fees which are capped at £15) to an aggregate amount not to exceed 100% of the principal amount loaned. The rule required us to make changes to all of our high-cost short-term products in the United Kingdom. As a result of the final rule, we discontinued offering line of credit accounts to new customers in the United Kingdom in late 2014 and effective January 1, 2015, we discontinued draws on existing accounts in the United Kingdom. Once U.K. customers have paid off their outstanding line of credit balance, they may be eligible for either a short-term or installment loan. We also expect to introduce additional installment loan products in late 2015 or early 2016. We ultimately expect revenue from these new and existing products to offset the lost revenue from our discontinued line of credit offerings in the United Kingdom. On February 24, 2015, the FCA issued a consultation paper that, among other things, proposes to require that providers of high-cost short-term credit include a risk warning in all financial promotions and to amend the FCA rules to allow firms to introduce continuous payment authority to collect repayments where a customer is in arrears or default and the lender is exercising forbearance. Comments on the proposal were due to the FCA by May 6, 2015.

We are subject to ongoing examination and review by the FCA. We are in frequent communication with the FCA in an effort to demonstrate that we satisfy the expectations of the FCA, and we have made significant modifications to many of our business practices to address the FCA’s requirements. These modifications included adjustments to our affordability assessment practices and underwriting standards that govern who will qualify for a loan from us, reductions in certain maximum loan amounts, alterations to advertising practices and adjustments to collections processes (including our practices related to continuous payment authority) and debt forbearance processes (or our practices regarding customers who have indicated they are experiencing financial difficulty). In addition, we previously did not have a physical presence in the United Kingdom as business functions were performed remotely from our facilities in the United States. In order to alleviate concerns in relation to our ability to presently demonstrate to the FCA that we are capable of being effectively supervised, we established an office in 2014 in London for the management of our U.K. business.

As previously reported, the FCA appointed an independent auditor, referred to as a skilled person under section 166 of the FSMA, to undertake a review of certain of our practices, as well as our ability to be effectively supervised. The first phase of that review identified certain of our former business practices that were deemed by the FCA to have caused some consumer detriment during the limited time frame prior to implementation of our enhanced affordability assessment. As a result of the FCA’s concerns, it is likely that we will agree to undertake remedial action to address that consumer detriment, but we do not expect the redress to have a material adverse effect on our business. The remainder of the review is nearly complete, and the auditor has not identified any other activities that have caused consumer detriment, are not in compliance with the FCA’s requirements or that would be likely to prevent the FCA's effective supervision of us.

In connection with implementing the changes described above to our U.K. business,  we experienced a significant year-over-year decrease in our U.K. loan volume, U.K. loan balances and U.K. revenue during the six-month period ended June 30, 2015 as a result of adapting our U.K. business practices in response to the requirements of the FCA. We expect these year-over-year trends to moderate but will continue for the remainder of 2015. The implementation of stricter affordability assessments and underwriting standards resulted in a decrease in the number of consumer loans written, the average consumer loan amount and the total amount of consumer loans written to new and returning customers. Additionally, we have experienced and will continue to experience an increase in compliance- and administrative-related costs for the United Kingdom, but the overall expenses of our U.K. business (including our cost of revenue) decreased as our U.K. business contracted. The ultimate impact of the changes we have made to our U.K. operations will be dependent on a number of factors (some of which may be unforeseen), including the effectiveness of our execution of the operational changes, the impact the FCA’s requirements may have on our competitors that could result in a potential increase in our market share, and consumer reaction to the changes occurring to our services, among other things. The decline in revenue and loan balances in the United Kingdom has been offset to an extent by improved performance of our U.K. consumer loan portfolio as a result of stricter affordability assessments and underwriting standards being implemented, which has resulted in lower consumer loan loss rates, and by continued strong demand for the online loan products we offer and receivables purchased in the United States and other markets. We are continuing to assess the impact of the changes we have made to our U.K. operations and what additional changes we may elect to implement and what effect such changes may have on our business, but our operating results will continue to be negatively impacted by the changes we made in 2014.

The results for the six-month period ended June 30, 2014 do not include the full impact of the changes described above. The results for that period are not indicative of our future results of operations and cash flows from our operations in the United Kingdom.

Military Lending Act

On July 22, 2015, the Department of Defense published its final rule amending the Military Lending Act’s (“MLA’s”) implementing regulation. The new rule expands the scope of the credit products covered by the MLA. The rules under the MLA restrict us from offering consumer loan products to covered borrowers at military annual percentage rate, which is defined by the rules, of more than 36%, and contain various disclosure requirements, limitations on renewals and refinancing, as well as restrictions on the use of prepayment penalties, arbitration provisions and certain waivers of rights. The rule provides that a lender is subject to fines and other penalties if it extends credit to a covered borrower on prohibited terms. The new rule provides a safe harbor for a lender if it verifies an applicant’s status as a covered borrower before extending credit by checking the Department of Defense’s database or a database of a national credit reporting agency that provides military status information. The new rule is scheduled to become effective on October 3, 2016. Although compliance with the new rule could be complex and increase compliance costs, even if the new rule restricts the Company from making any of its credit products available to members of the military, their spouses or their dependents, the Company does not expect the new rule to have a material adverse impact on our financial condition or operating results once it goes into effect. See “Part II. Item 1A. Risk Factors—The consumer lending industry continues to be targeted by new laws or regulations in many jurisdictions that could restrict the short-term consumer lending products and services we offer, impose additional compliance costs on us, render our current operations unprofitable or even prohibit our current operations” for additional information regarding the expanded rules under the MLA.

CRITICAL ACCOUNTING POLICIES

Except as described below, there have been no changes in critical accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

We use the income approach to complete our annual goodwill assessment. The income approach uses future cash flows and estimated terminal values for us that are discounted using a market participant perspective to determine the fair value, which is then compared to the carrying value to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. We completed our annual assessment of goodwill as of June 30, 2015 and determined that the fair value of our goodwill exceeded carrying value, and, as a result, no impairment existed at that date. A 10% decrease in the estimated fair value for the June 2015 assessment would not have resulted in a goodwill impairment. Although no goodwill impairment was noted, there can be no assurances that future goodwill impairments will not occur.

Recent Accounting Pronouncements

See Note 1 in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

RESULTS OF OPERATIONS

HIGHLIGHTS

Our financial results for the three-month period ended June 30, 2015, or the current quarter, are summarized below.

•	Consolidated total revenue decreased $55.2 million, or 27.4%, to $146.3 million in the current quarter compared to $201.5 million for the three months ended June 30, 2014, or the prior year quarter.
•	Consolidated gross profit decreased $29.9 million, or 22.2%, to $104.7 million in the current quarter compared to $134.6 million in the prior year quarter.
•	Consolidated income from operations decreased $25.1 million, or 45.2%, to $30.3 million in the current quarter, compared to $55.4 million in the prior year quarter.
•

Consolidated net income decreased $19.7 million, or 64.5%, to $10.9 million in the current quarter compared to $30.6 million in the prior year quarter. Consolidated diluted earnings per share was $0.33 in the current quarter compared to $0.93 in the prior year quarter.

Our results from operations for the three- and six-month period ended June 30, 2014 do not include the full impact of changes in our U.K. operations made in 2014 resulting from several regulatory and legislative changes in 2014. We expect our future results of operations will continue to be adversely affected as a result of modifying many of our business practices to satisfy the requirements of the FCA, including stricter underwriting and affordability assessment guidelines, changes to our collection practices and increased compliance costs, including the cost of establishing and operating an office in the United Kingdom. See “—Recent Regulatory Developments—Financial Conduct Authority” above for further information.

OVERVIEW

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Loans and finance receivables revenue	$145,848	$201,439	$311,119	$409,862
Other	432	43	837	85
Total Revenue	146,280	201,482	311,956	409,947
Cost of Revenue	41,536	66,840	80,106	133,276
Gross Profit	104,744	134,642	231,850	276,671
Expenses
Marketing	24,707	30,828	48,863	59,306
Operations and technology	17,554	17,123	35,566	35,008
General and administrative	27,089	26,931	52,655	51,358
Depreciation and amortization	5,033	4,316	10,316	8,434
Total Expenses	74,383	79,198	147,400	154,106
Income from Operations	30,361	55,444	84,450	122,565
Interest expense, net	(12,904)	(7,311)	(26,209)	(12,065)
Foreign currency transaction loss	(31)	(299)	(975)	(400)
Income before Income Taxes	17,426	47,834	57,266	110,100
Provision for income taxes	6,562	17,205	21,872	39,416
Net Income	$10,864	$30,629	$35,394	$70,684
Diluted earnings per share	$0.33	$0.93	$1.07	$2.14

Revenue
Loans and finance receivables revenue	99.7%	100.0%	99.7%	100.0%
Other	0.3	—	0.3	—
Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue	28.4	33.2	25.7	32.5
Gross Profit	71.6	66.8	74.3	67.5
Expenses
Marketing	16.9	15.3	15.7	14.5
Operations and technology	12.0	8.5	11.4	8.5
General and administrative	18.5	13.4	16.9	12.5
Depreciation and amortization	3.4	2.1	3.3	2.1
Total Expenses	50.8	39.3	47.3	37.6
Income from Operations	20.8	27.5	27.0	29.9
Interest expense, net	(8.9)	(3.6)	(8.4)	(2.9)
Foreign currency transaction loss	—	(0.2)	(0.3)	(0.1)
Income before Income Taxes	11.9	23.7	18.3	26.9
Provision for income taxes	4.5	8.5	7.0	9.7
Net Income	7.4%	15.2%	11.3%	17.2%

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Income	$10,864	$30,629	$35,394	$70,684
Adjustments (net of tax):
Lease termination and relocation costs(a)	2,170	906	2,170	906
Intangible asset amortization	2	6	4	19
Stock-based compensation expense	1,373	54	2,427	109
Foreign currency transaction loss	19	192	600	257
Adjusted earnings	$14,428	$31,787	$40,595	$71,975

Diluted earnings per share	$0.33	$0.93	$1.07	$2.14
Adjustments (net of tax):
Lease termination and relocation costs(a)	0.07	0.03	0.07	0.03
Intangible asset amortization	—	—	—	—
Stock-based compensation expense	0.04	—	0.07	—
Foreign currency transaction loss	—	—	0.02	0.01
Adjusted earnings per share	$0.44	$0.96	$1.23	$2.18

(a)

In May 2015, the Company relocated its headquarters and as a result incurred $3.5 million of facility cease-use charges ($2.2 million net of tax) consisting of remaining lease obligations and disposal costs on its prior headquarters. See Note 8 in the Notes to Consolidated Financial Statements for additional information.

Adjusted EBITDA

The table below shows Adjusted EBITDA, which is a non-GAAP measure that we define as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, taxes and stock-based compensation expense. Management believes Adjusted EBITDA is used by investors to analyze operating performance and evaluate our ability to incur and service debt and our capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess our estimated enterprise value. In addition, management believes that the adjustment for lease termination and relocation costs shown below is useful to investors in order to allow them to compare our financial results during the periods shown without the effect of the expense item. The computation of Adjusted EBITDA as presented below may differ from the computation of similarly-titled measures provided by other companies (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Income	$10,864	$30,629	$35,394	$70,684
Depreciation and amortization expenses	5,033	4,316	10,316	8,434
Interest expense, net	12,904	7,311	26,209	12,065
Foreign currency transaction loss	31	299	975	400
Provision for income taxes	6,562	17,205	21,872	39,416
Stock-based compensation expense	2,204	85	3,916	170
Adjustment:
Lease termination and relocation costs(a)	3,480	1,415	3,480	1,415
Adjusted EBITDA	$41,078	$61,260	$102,162	$132,584

Adjusted EBITDA margin calculated as follows:
Total Revenue	$146,280	$201,482	$311,956	$409,947
Adjusted EBITDA	41,078	61,260	102,162	132,584
Adjusted EBITDA as a percentage of total revenue	28.1%	30.4%	32.7%	32.3%

(a)

In May 2015, the Company relocated its headquarters and as a result incurred $3.5 million of facility cease-use charges ($2.2 million net of tax) consisting of remaining lease obligations and disposal costs on its prior headquarters.

Constant Currency Basis

In addition to reporting financial results in accordance with GAAP, we have provided certain other non-GAAP financial information on a constant currency basis. We operate in the United Kingdom, Australia, Canada and Brazil. During the current quarter and six months ended June 30, 2015, 22.5% and 25.5% of our revenue, respectively, originated in currencies other than the U.S. Dollar, principally the British Pound Sterling. As a result, changes in our reported revenue and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide constant currency assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. All conversion rates below are based on the U.S. Dollar equivalent to one of the applicable foreign currency:

	Three Months Ended
	June 30,
	2015	2014	% Change
British Pound	1.5320	1.6828	(9.0)%
Australian dollar	0.7778	0.9329	(16.6)%
Canadian dollar	0.8135	0.9169	(11.3)%
Brazilian real	0.3257	0.4485	(27.4)%

	Six Months Ended
	June 30,
	2015	2014	% Change
British Pound	1.5242	1.6689	(8.7)%
Australian dollar	0.7825	0.9147	(14.5)%
Canadian dollar	0.8105	0.9120	(11.1)%
Brazilian real	0.3388	0.4358	(22.3)%

Management believes that our non-GAAP constant currency assessments are a useful measure, indicating the actual growth and profitability of our operations.

Combined Loans and Finance Receivables

Combined loans and finance receivables, which are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, is a non-GAAP measure that includes both loans and RPAs we own and loans we guarantee, which are either GAAP items or disclosures required by GAAP. See Note 3 in the Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 “Financial Statements (Unaudited)” in this report.

Management believes this non-GAAP measure provides investors with important information needed to evaluate the magnitude of potential receivable losses and the opportunity for revenue performance of the loans and finance receivables portfolio on an aggregate basis. Management also believes that the comparison of the aggregate amounts from period to period is more meaningful than comparing only the amounts reflected on our balance sheet since both revenue and cost of revenue are impacted by the aggregate amount of receivables we own and those we guarantee as reflected in our financial statements.

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THREE MONTHS ENDED JUNE 30, 2014

Revenue and Gross Profit

Revenue decreased $55.2 million, or 27.4%, to $146.3 million for the current quarter as compared to $201.5 million for the prior year quarter. On a constant currency basis, revenue decreased by $51.7 million, or 25.7% for the current quarter compared to the prior year quarter. The change in revenue is driven by a decrease in revenue of $59.8 million (or $56.3 million on a constant currency basis) from our international operations, primarily due to regulatory changes in the United Kingdom. The decrease in revenue from international operations was partially offset by an increase in revenue of $4.6 million from our domestic operations, primarily resulting from growth in our near-prime installment product.

Our gross profit decreased by $29.9 million to $104.7 million for the current quarter from $134.6 million for the prior year quarter. On a constant currency basis, gross profit decreased by $26.7 million for the current quarter compared to the prior year quarter. Our consolidated gross profit as a percentage of revenue, or our gross profit margin, increased to 71.6% for the current quarter, from 66.8% for the prior year quarter. The increase in gross profit as a percentage of revenue was primarily due to lower loss experience from our international line of credit account product as that portfolio continued to wind down and to a lesser degree our installment loan products. Those portfolios had a lower percentage of delinquent loans, increased collections and a higher percentage of recoveries relative to charge-offs. Approximately half of our gross profit decrease is attributed to the U.K. line of credit account portfolio. Excluding that discontinued product, our gross profit margin increased to 67.1% for the current quarter from 66.9% for the prior year quarter. In 2014, we made refinements to our underwriting models partially as a result of the changes made to our U.K. business in response to the requirements of the FCA, which we believe also contributed to the higher gross profit margin. Our prior year quarter results from operations do not include the full impact of changes in our U.K. operations resulting from regulatory and legislative changes that occurred in 2014. See “—Recent Regulatory Developments—Financial Conduct Authority” above for further information. Management expects the consolidated gross profit margin will continue to be influenced by the mix of loans to new and returning customers, the mix of outstanding loan products as product design and underwriting rules vary, and loan volumes for our U.K. business.

The following tables set forth the components of revenue and gross profit, separated by product and between domestic and international for the current quarter and the prior year quarter (in thousands):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Revenue by product:
Short-term loans	$48,495	$65,707	$(17,212)	(26.2)%
Line of credit accounts	40,915	74,893	(33,978)	(45.4)
Installment loans and RPAs	56,438	60,839	(4,401)	(7.2)
Total loans and finance receivables revenue	145,848	201,439	(55,591)	(27.6)
Other	432	43	389	904.7
Total revenue	$146,280	$201,482	$(55,202)	(27.4)%

Revenue by product (% to total):
Short-term loans	33.1%	32.6%
Line of credit accounts	28.0	37.2
Installment loans and RPAs	38.6	30.2
Total loans and finance receivables revenue	99.7	100.0
Other	0.3	—
Total revenue	100.0%	100.0%

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Domestic:
Revenue	$113,420	$108,786	$4,634	4.3%
Cost of revenue	40,149	38,731	1,418	3.7
Gross profit	$73,271	$70,055	$3,216	4.6
Gross profit margin	64.6%	64.4%	0.2%	0.3%
International:
Revenue	$32,860	$92,696	$(59,836)	(64.6)%
Cost of revenue	1,387	28,109	(26,722)	(95.1)
Gross profit	$31,473	$64,587	$(33,114)	(51.3)
Gross profit margin	95.8%	69.7%	26.1%	37.5%
Total:
Revenue	$146,280	$201,482	$(55,202)	(27.4)%
Cost of revenue	41,536	66,840	(25,304)	(37.9)
Gross profit	$104,744	$134,642	$(29,898)	(22.2)
Gross profit margin	71.6%	66.8%	4.8%	7.2%

Loan and Finance Receivable Balances

The outstanding combined portfolio balance of loans and finance receivables, net of allowance and liability for estimated losses, increased $22.3 million, or 6.8%, to $347.6 million as of June 30, 2015 from $325.3 million as of June 30, 2014, primarily due to increased demand for our domestic and international near-prime installment products, partially offset by a reduction in international loan balances due to changes made in our U.K. business as a result of new regulatory requirements. Management expects the loan balances in the near-prime installment loan products to continue to comprise a larger percentage of the total loan and finance receivable portfolio, due to customer preference for these products. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

The combined loan and finance receivable balance includes $368.7 million and $359.8 million as of June 30, 2015 and 2014, respectively, of our receivables balances before the allowance for losses of $51.3 million and $67.8 million provided in the consolidated financial statements for June 30, 2015 and 2014, respectively. The combined loan and finance receivable balance also includes $31.5 million and $34.9 million as of June 30, 2015 and 2014, respectively, of consumer loan balances that are guaranteed by us, which are not included in our financial statements, before the liability for estimated losses of $1.5 million and $1.6 million provided in “Accounts payable and accrued expenses” in the consolidated financial statements for June 30, 2015 and 2014, respectively.

The following tables summarize loan and finance receivable balances outstanding as of June 30, 2015 and 2014 (in thousands):

	As of June 30,
	2015			2014
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables:
Short-term loans	$58,315	$27,717	$86,032	$60,140	$34,915	$95,055
Line of credit accounts	73,539	—	73,539	122,409	—	122,409
Installment loans and RPAs	236,861	3,822	240,683	177,211	—	177,211
Total ending loans and finance receivables, gross	368,715	31,539	400,254	359,760	34,915	394,675
Less: Allowance and liabilities for losses(a)	(51,261)	(1,428)	(52,689)	(67,794)	(1,581)	(69,375)
Total ending loans and finance receivables, net	$317,454	$30,111	$347,565	$291,966	$33,334	$325,300
Allowance and liability for losses as a % of loans and finance receivables, gross	13.9%	4.5%	13.2%	18.8%	4.5%	17.6%

	As of June 30,
	2015			2014
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables:
Total domestic, gross	$294,663	$31,539	$326,202	$195,043	$34,915	$229,958
Total international, gross	74,052	—	74,052	164,717	—	164,717
Total ending loans and finance receivables, gross	$368,715	$31,539	$400,254	$359,760	$34,915	$394,675

(a)	GAAP measure. The consumer loan balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(b)	Except for allowance and liability for estimated losses, amounts represent non-GAAP measures.

Average Amount Outstanding per Loan

The average amount outstanding per loan is calculated as the total combined consumer loans, gross balance at the end of the period divided by the total number of combined consumer loans outstanding at the end of the period. The following table shows the average amount outstanding per loan by product at June 30, 2015 and 2014:

	As of June 30,
	2015	2014
Average amount outstanding per loan (in ones)(a)
Short-term loans(b)	$469	$529
Line of credit accounts	802	818
Installment loans(b)	1,749	1,202
Total loans(b)	$960	$828

(a)	The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our financial statements.

The average amount outstanding per loan and finance receivable increased to $960 from $828 during the current quarter compared to the prior year quarter, mainly due to a greater mix in the current quarter of installment loans, which have higher average amounts per loan relative to short-term loans, in the current quarter compared to the prior year quarter. This increase was partially offset by a decrease in short-term loans and line of credit accounts, which have a lower average loan amount relative to installment loans.

Average Loan Written

The average amount per loan is calculated as the total amount of combined loans written and renewed for the period divided by the total number of combined consumer loans written and renewed for the period. The following table shows the average amount per loan by product for the current quarter compared to the prior year quarter:

	Three Months Ended
	June 30,
	2015	2014
Average amount per loan (in ones) (a)
Short-term loans (b)	$474	$514
Line of credit accounts (c)	280	277
Installment loans (b)	1,693	1,399
Total loans (b)	$520	$484

(a)	The disclosure regarding the average amount per loan is statistical data that is not included in our financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.

The average amount per consumer loan increased to $520 from $484 during the current quarter compared to the prior year quarter, mainly due to a greater mix in the current quarter of installment loans, which have higher average amounts per loan relative to short-term loans, and stricter underwriting standards for our U.K. business in the current quarter compared to the prior year quarter. This increase was partially offset by a decrease in short-term loans, which have a lower average loan amount relative to installment loans.

LOANS AND FINANCE RECEIVABLES LOSS EXPERIENCE

The allowance and liability for estimated losses as a percentage of combined consumer loans and RPAs decreased to 13.2% as of June 30, 2015 from 17.6% as of June 30, 2014, primarily due to a greater concentration of our near-prime installment loans in the receivable portfolio and improved performance across all products, partially related to the maturing of our product offerings, such as line of credit accounts and installment loans, to include a higher percentage of customers with established payment histories and partially related to stricter underwriting standards for our U.K. business.

The cost of revenue in the current quarter was $41.6 million, which was composed of $41.1 million related to our owned loans and finance receivables and $0.5 million related to loans we guaranteed through the CSO programs. The cost of revenue in the prior year quarter was $66.8 million, which was composed of $66.4 million related to our owned loans and finance receivables, and $0.4 million related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $41.5 million and $73.8 million in the current quarter and the prior year quarter, respectively.

The following tables show loan and finance receivable balances and fees receivable and the relationship of the allowance and liability for losses to the combined balances of loans and finance receivables for each of the last five quarters (in thousands):

	2014			2015
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Loans and finance receivables:
Gross - Company owned	$359,760	$373,693	$388,559	$330,275	$368,715
Gross - Guaranteed by the Company(a)	34,915	35,429	36,270	25,355	31,539
Combined loans and finance receivables, gross(b)	394,675	409,122	424,829	355,630	400,254
Allowance and liability for losses on loans and finance receivables	69,375	71,443	66,524	52,165	52,689
Combined loans and finance receivables, net(b)	$325,300	$337,679	$358,305	$303,465	$347,565
Allowance and liability for losses as a % of loans and finance receivables, gross(b)	17.6%	17.5%	15.7%	14.7%	13.2%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
(b)	Non-GAAP measure.

Loans and Finance Receivables Loss Experience by Product

Management evaluates loss rates for all financing products in our portfolio to determine credit quality and evaluate trends. For our products, we evaluate loans and finance receivables losses as a percentage of the average loan and finance receivable balance outstanding or the average combined loan and finance receivable balance outstanding, whichever is applicable, for each portfolio. We expect future loss rates to continue to be affected by changes to our U.K. business. See “—Recent Regulatory Developments—Financial Conduct Authority.”

Short-term Loans

Demand for our short-term loan product in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Softer demand for short-term loans in the United States combined with tighter underwriting standards in the United Kingdom due to changes in the regulatory environment resulted in lower year-over-year balances. Typically, our gross profit margin is highest in the first quarter of each year, corresponding to the seasonal decline in consumer loan balances outstanding. The cost of revenue as a percentage of the average combined loan balance for short-term loans outstanding is typically lower in the first quarter and generally peaks in the second half of the year with higher loan demand. The cost of revenue as a percentage of the average combined loan balance of short-term loans was impacted by increased collections as well as refinements made to our loan underwriting models, primarily as a result of changes in business practices in the United Kingdom. The average short-term combined loan balance outstanding for short-term loans declined during 2014 and 2015, primarily due to these changes in business practices in the United Kingdom.

The following table includes information related only to short-term loans and shows our loss experience trends for short-term loans for each of the last five quarters (in thousands):

	2014			2015
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Short-term loans:
Cost of revenue	$19,670	$18,936	$14,984	$11,843	$14,299
Charge-offs (net of recoveries)	19,755	19,630	17,803	13,908	12,683
Average short-term combined loan balance, gross:
Company owned(a)	62,404	55,296	49,083	52,307	52,677
Guaranteed by the Company(a)(b)	32,022	35,594	34,461	28,626	25,699
Average short-term combined loan balance, gross(a)(c)	$94,426	$90,890	$83,544	$80,933	$78,376
Ending short-term combined loan balance, gross:
Company owned	$60,140	$50,822	$56,298	$49,012	$58,315
Guaranteed by the Company(b)	34,915	35,389	36,263	24,394	27,717
Ending short-term combined loan balance, gross(c)	$95,055	$86,211	$92,561	$73,406	$86,032
Ending allowance and liability for losses	$19,829	$18,857	$15,899	$13,650	$15,472

Short-term loan ratios:
Cost of revenue as a % of average short-term combined loan balance, gross(a)(c)	20.8%	20.8%	17.9%	14.6%	18.2%
Charge-offs (net of recoveries) as a % of average short-term combined loan balance, gross(a)(c)	20.9%	21.6%	21.3%	17.2%	16.2%
Gross profit margin	70.1%	69.4%	73.5%	76.7%	70.5%
Allowance and liability for losses as a % of combined loan balance, gross(c)(d)	20.9%	21.9%	17.2%	18.6%	18.0%

(a)	The average short-term combined loan balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan balance, gross, is determined using period-end balances.

Line of Credit Accounts

The cost of revenue as a percentage of average loan balance for line of credit accounts exhibits a similar quarterly seasonal trend to short-term loan loss rates as the ratio is typically lower in the first quarter and increases throughout the remainder of the year, peaking in the second half of the year with higher loan demand.

The gross profit margin is generally lower for line of credit accounts because the highest levels of default are exhibited in the early stages of the account, while the revenue is recognized over the term of the account. As a result, particularly in periods of higher growth for line of credit account portfolios the gross profit margin will be lower for this product than for our short-term loan products. Conversely, in periods of declining originations and portfolio contraction, as has been the case in recent periods, the gross profit margin will be higher for this product. The year-over-year decrease in the allowance for losses as a percentage of loan balance was primarily due to the maturing of the line of credit portfolio which reflected a lower percentage of the portfolio in a delinquent status and a decline during 2015 in the average line of credit balance, primarily as a result of changes in business practices in the United Kingdom. In the fourth quarter of 2014, we discontinued offering line of credit accounts to new customers in the United Kingdom, and effective January 1, 2015, we discontinued offering draws on existing accounts in the United Kingdom due to the FCA’s cap on the total cost of high-cost short-term credit that went into effect on January 2, 2015. See “—Recent Regulatory Developments—Financial Conduct Authority” for further discussion. As of June 30, 2015, the U.K. line of credit portfolio balance was $4.2 million. Once U.K. customers have paid off their outstanding line of credit balance, they may be eligible to apply for either a short-term or installment loan. We also expect to introduce additional installment loan products in late 2015 or early 2016 to serve the needs of qualifying U.K. customers.

The following table includes information related only to line of credit accounts and shows our loss experience trends for line of credit accounts for each of the last five quarters (in thousands):

	2014			2015
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$21,786	$25,913	$20,849	$7,813	$4,870
Charge-offs (net of recoveries)	27,211	24,292	23,381	14,926	8,231
Average loan balance(a)	120,228	126,908	121,950	95,777	72,584
Ending loan balance	122,409	128,275	118,680	76,196	73,539
Ending allowance for losses balance	$21,579	$22,672	$19,749	$12,340	$9,091

Line of credit account ratios:
Cost of revenue as a % of average loan balance(a)	18.1%	20.4%	17.1%	8.2%	6.7%
Charge-offs (net of recoveries) as a % of average loan balance(a)	22.6%	19.1%	19.2%	15.6%	11.3%
Gross profit margin	70.9%	68.0%	72.7%	86.0%	88.1%
Allowance for losses as a % of loan balance(b)	17.6%	17.7%	16.6%	16.2%	12.4%

(a)	The average loan balance for line of credit accounts is the average of the month-end balances during the period.
(b)	Allowance for losses as a % of loan balance is determined using period-end balances.

Installment Loans

For installment loans, the cost of revenue as a percentage of average loan and finance receivable balance is typically more consistent throughout the year. Due to the scheduled monthly or bi-weekly payments that are inherent with installment loans, we do not experience the higher level of repayments in the first quarter for these loans as we experience with short-term loans and, to a lesser extent, line of credit accounts.

The gross profit margin is generally lower for the installment loan product than for other loan products, primarily because the highest levels of default are exhibited in the early stages of the loan, while revenue is recognized over the term of the loan. In addition, installment loans typically have a higher average amount per loan. Another factor contributing to the lower gross profit margin is that the loan yield for installment loans is typically lower than the yield for the other loan products we offer. As a result, particularly in periods of higher growth for the installment loan portfolio, which has been the case in recent years, the gross profit margin is typically lower for this product than for our short-term loan products. During the current quarter, we experienced higher gross profit margin than we experienced in the prior year quarter, primarily due to the continuing maturation of the portfolio and a decline in loan originations in the United Kingdom due to changes initiated in that market in 2014.

The following table includes information related only to our installment loans and shows our loss experience trends for installment loans for each of the last five quarters (in thousands):

	2014			2015
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Installment loans:
Cost of revenue	$25,384	$28,070	$24,759	$18,914	$22,367
Charge-offs (net of recoveries)	26,818	25,620	23,509	23,302	20,627
Average installment combined loan and finance receivable balance, gross:
Company owned(a)	171,043	186,298	201,799	208,668	217,121
Guaranteed by the Company(a)(b)	—	10	22	327	2,281
Average installment combined loan and finance receivable balance, gross (a)(c)	$171,043	$186,308	$201,821	$208,995	$219,402
Ending installment combined loan and finance receivable balance, gross:
Company owned	$177,211	$194,596	$213,581	$205,067	$236,861
Guaranteed by the Company(b)	—	40	7	961	3,822
Ending installment combined loan and finance receivable balance, gross (c)	$177,211	$194,636	$213,588	$206,028	$240,683
Ending allowance and liability for losses	$27,967	$29,914	$30,876	$26,175	$28,126

Installment loan ratios:
Cost of revenue as a % of average installment combined loan and finance receivable balance, gross(a)(c)	14.8%	15.1%	12.3%	9.0%	10.2%
Charge-offs (net of recoveries) as a % of average installment combined loan and finance receivable balance, gross (a)(c)	15.7%	13.8%	11.6%	11.1%	9.4%
Gross profit margin	58.3%	54.6%	59.8%	67.8%	60.4%
Allowance and liability for losses as a % of combined loan and finance receivable balance, gross(c)(d)	15.8%	15.4%	14.5%	12.7%	11.7%

(a)	The average installment combined loan and finance receivable balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan and finance receivable balance, gross, is determined using period-end balances.

Total Expenses

Total expenses decreased $4.8 million, or 6.1%, to $74.4 million in the current quarter, compared to $79.2 million in the prior year quarter. On a constant currency basis, total expenses decreased $3.3 million, or 4.2%, for the current quarter compared to the prior year quarter.

Marketing expense decreased to $24.7 million in the current quarter compared to $30.8 million in the prior year quarter. Lower domestic and international lead generation costs and lower online marketing costs in our international operations were partially offset by higher domestic direct mail and other marketing costs.

Operations and technology expense increased to $17.6 million in the current quarter compared to $17.1 million in the prior year quarter, primarily reflecting increased personnel costs in our domestic operations resulting from higher loan volume, partially offset by a decrease in transaction costs in our international operations.

General and administrative expense increased $0.2 million, or 0.6%, to $27.1 million in the current quarter compared to $26.9 million in the prior year quarter, primarily due to a charge for the remaining rent obligations and relocation costs on our prior headquarters following our relocation. These increases were partially offset by lower incentive accruals as the prior year quarter financial performance was stronger on a year-over-year basis and by lower incremental standalone expenses in the current quarter compared to corporate services costs allocated from Cash America in the prior year quarter.

Depreciation and amortization expense increased $0.7 million, or 16.6%, in the current quarter compared to the prior year quarter, primarily due to the acceleration of depreciation and a higher depreciable asset base resulting from the relocation of our headquarters in 2015.

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

Interest expense, net increased $5.6 million, or 76.5%, to $12.9 million in the current quarter compared to $7.3 million in the prior year quarter. The increase was due to an increase in the weighted average interest rate on our outstanding debt to 9.98% in the current quarter from 6.82% in the prior year quarter, and an increase in the average amount of debt outstanding, which increased $80.7 million to $495.5 million during the current quarter from $414.8 million during the prior year quarter.

Provision for Income Taxes

Provision for income taxes decreased $10.7 million, or 61.9%, to $6.5 million in the current quarter compared to $17.2 million in the prior year quarter. The decrease was primarily due to a 63.6% decrease in income before income taxes which was partially offset by an increase in the effective tax rate to 37.7% in the current quarter from 36.0% in the prior year quarter, primarily due to the proportional increase of domestic income subject to state taxes and, to a lesser extent, limitations on the deductibility of compensation under Section 162(m) of the Internal Revenue Code and expenses not deductible for tax purposes.

SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO SIX MONTHS ENDED JUNE 30, 2014

Revenue and Gross Profit

Revenue decreased $97.9 million, or 23.9%, to $312.0 million for the six-month period ended June 30, 2015, or current six-month period, as compared to $409.9 million for the six-month period ended June 30, 2014, or prior year six-month period. On a constant currency basis, revenue decreased by $90.2 million, or 22.0% for the current six-month period compared to the prior year six-month period. The change in revenue is driven by a decrease in revenue of $112.6 million (or $104.8 million on a constant currency basis) from our international operations, primarily due to regulatory changes in the United Kingdom. The decrease in revenue from international operations was partially offset by an increase in revenue of $14.6 million from our domestic operations, primarily resulting from growth in our near-prime installment product.

Our gross profit decreased by $44.8 million to $231.9 million for the current six-month period from $276.7 million for the prior year six-month period. On a constant currency basis, gross profit decreased by $37.8 million for the current six-month period compared to the prior year six-month period. Our consolidated gross profit as a percentage of revenue, or our gross profit margin, increased to 74.3% for the current six-month period, from 67.5% for the prior year six-month period. The increase in gross profit as a percentage of revenue was primarily due to lower loss experience from our international line of credit product and to a lesser degree our installment loan products, mainly as a result of improved delinquency, increased collections and a higher percentage of recoveries relative to charge-offs during the period. When we discontinued the international line of credit product in the United Kingdom at the beginning of 2015 borrowers began paying down and paying off their outstanding balances. Approximately one-third of our gross profit decrease is attributed to the U.K. line of credit account portfolio.  Excluding that discontinued product, our gross profit margin increased to 70.6% for the current six-month period, from 69.0% for the prior year six-month period. In 2014, we made refinements to our underwriting models partially as a result of the changes made to our U.K. business in response to the requirements of the FCA, which we believe also contributed to the higher gross profit margin. Our prior year six-month period results from operations do not include the full impact of changes in our U.K. operations resulting from regulatory and legislative changes that occurred in 2014. See “—Recent Regulatory Developments—Financial Conduct Authority” above for further information.

The following tables set forth the components of revenue and gross profit, separated by product and between domestic and international for the current six-month period and the prior year six-month period (in thousands):

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Revenue by product:
Short-term loans	$99,356	$138,685	$(39,329)	(28.4)%
Line of credit accounts	96,568	147,930	(51,362)	(34.7)
Installment loans and RPAs	115,195	123,247	(8,052)	(6.5)
Total loans and finance receivables revenue	311,119	409,862	(98,743)	(24.1)
Other	837	85	752	884.7
Total revenue	$311,956	$409,947	$(97,991)	(23.9)%

Revenue by product (% to total):
Short-term loans	31.8%	33.8%
Line of credit accounts	31.0	36.1
Installment loans and RPAs	36.9	30.1
Total loans and finance receivables revenue	99.7	100.0
Other	0.3	—
Total revenue	100.0%	100.0%

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Domestic:
Revenue	$232,473	$217,873	$14,600	6.7%
Cost of revenue	74,079	67,834	6,245	9.2
Gross profit	$158,394	$150,039	$8,355	5.6
Gross profit margin	68.1%	68.9%	(0.8)%	(1.1)%
International:
Revenue	$79,483	$192,074	$(112,591)	(58.6)%
Cost of revenue	6,027	65,442	(59,415)	(90.8)
Gross profit	$73,456	$126,632	$(53,176)	(42.0)
Gross profit margin	92.4%	65.9%	26.5%	40.2%
Total:
Revenue	$311,956	$409,947	$(97,991)	(23.9)%
Cost of revenue	80,106	133,276	(53,170)	(39.9)
Gross profit	$231,850	$276,671	$(44,821)	(16.2)
Gross profit margin	74.3%	67.5%	6.8%	10.1%

Average Loan Written

The average amount per loan is calculated as the total amount of combined loans written and renewed for the period divided by the total number of combined loans written and renewed for the period. The following table shows the average amount per loan by product for the current six-month period compared to the prior year six-month period:

	Six Months Ended
	June 30,
	2015	2014
Average amount per loan (in ones) (a)
Short-term loans (b)	$479	$521
Line of credit accounts (c)	274	278
Installment loans (b)	1,685	1,322
Total loans (b)	$518	$490

(a)	The disclosure regarding the average amount per loan is statistical data that is not included in our financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.

The average amount per loan increased to $518 from $490 during the current six-month period compared to the prior year six-month period, mainly due to a greater mix in the current six-month period of installment loans, which have higher average amounts per loan relative to short-term loans, and stricter underwriting standards for our U.K. business in the current six-month period compared to the prior year six-month period. This increase was partially offset by a decrease in short-term loans, which have a lower average loan amount relative to installment loans.

Loans and Finance Receivables Loss Experience

The allowance and liability for estimated losses as a percentage of combined loans and finance receivables decreased to 13.2% as of June 30, 2015 from 17.6% as of June 30, 2014, primarily due to a greater concentration of our near-prime installment loans in the loan and finance receivable portfolio and improved performance across all products, partially related to the maturing of our product offerings, such as line of credit accounts and installment loans, to include a higher percentage of customers with established payment histories and partially related to stricter underwriting standards for our U.K. business.

The cost of revenue in the current six-month period was $80.1 million, which was composed of $80.3 million related to our owned loans and finance receivables offset by a $0.2 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. The cost of revenue in the prior year six-month period was $133.2 million, which was composed of $133.7 million related to our owned loans and finance receivables offset by a $0.5 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $93.7 million and $149.4 million in the current six-month period and the prior year six-month period, respectively.

Total Expenses

Total expenses decreased $6.7 million, or 4.4%, to $147.4 million in the current six-month period, compared to $154.1 million in the prior year six-month period. On a constant currency basis, total expenses decreased $4.1 million, or 2.7%, for the current six-month period compared to the prior year six-month period.

Marketing expense decreased to $48.9 million in the current six-month period compared to $59.3 million in the prior year six-month period. Lower domestic and international lead generation costs and lower online marketing costs in our international operations were partially offset by higher domestic direct mail and other marketing costs.

Operations and technology expense increased to $35.6 million in the current six-month period compared to $35.0 million in the prior year six-month period, primarily reflecting increased computer and software expenses.

General and administrative expense increased $1.2 million, or 2.5%, to $52.6 million in the current six-month period compared to $51.4 million in the prior year six-month period, primarily due to a charge for the remaining rent obligations and relocation costs for our prior headquarters. These increases were partially offset by lower incentive accruals as the prior year six-month period financial performance was stronger on a year-over-year basis and by lower incremental standalone expenses in the current six-month period compared to corporate services costs allocated from Cash America in the prior year six-month period.

Depreciation and amortization expense increased $1.9 million, or 22.3%, in the current six-month period compared to the prior year six-month period, primarily due to the acceleration of depreciation and a higher depreciable asset base resulting from the office relocation of our headquarters in the current six-month period.

Interest Expense, Net

Interest expense, net increased $14.1 million, or 117.2%, to $26.2 million in the current six-month period compared to $12.1 million in the prior year six-month period. The increase was due to an increase in the weighted average interest rate on our outstanding debt to 9.99% in the current six-month period from 5.76% in the prior year six-month period, and an increase in the average amount of debt outstanding, which increased $84.6 million to $494.9 million during the current six-month period from $410.3 million during the prior year six-month period.

Provision for Income Taxes

Provision for income taxes decreased $17.5 million, or 44.5%, to $21.9 million in the current six-month period compared to $39.4 million in the prior year six-month period. The decrease was primarily due to a 48.0% decrease in income before income taxes which was partially offset by an increase in the effective tax rate to 38.2% in the current six-month period from 35.8% in the prior year six-month period, primarily due to the proportional increase of domestic income subject to state taxes and, to a lesser extent, limitations on the deductibility of compensation under Section 162(m) of the Internal Revenue Code and expenses not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

Historically, we have generated significant cash flow through normal operating activities for funding both long-term and short-term needs. Our near-term liquidity is managed to ensure that adequate resources are available to fund our seasonal working capital growth, which is driven by demand for our loan products. In addition to operating cash flows, liquidity was historically provided by affiliate advances from Cash America that were evidenced through borrowings under an intercompany credit agreement with Cash America. Our credit agreement with Cash America permitted us to borrow, repay and re-borrow funds from Cash America on a revolving credit basis in a maximum amount equal to $450 million. On May 30, 2014, we issued and sold the Notes, as further discussed below under “Senior Notes.” On May 14, 2014, we entered into our credit agreement, which was amended on March 25, 2015, as further described below under “Credit Agreement.” As of June 30, 2015, our available borrowings under the Credit Agreement were $58.4 million. We expect that our operating needs will be satisfied by a combination of cash flows from operations and borrowings under our Credit Agreement.

As of June 30, 2015, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending to consumers that would reduce cash outflow requirements while increasing cash inflows through repayments of consumer loans. Additional alternatives may include the securitization or sale of assets and reductions in capital spending which could be expected to generate additional liquidity.

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

The Notes are governed by an Indenture, or the Indenture, dated May 30, 2014, between us, our domestic subsidiaries, as Guarantors, and the trustee. The Notes bear interest at a rate of 9.75% per year on the principal amount of the Notes, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2014. The Notes will mature on June 1, 2021. The Notes are senior unsecured debt obligations of Enova and are unconditionally guaranteed by our domestic subsidiaries. The Indenture contains certain covenants that, among other things, limit our and certain of our subsidiaries’ ability to incur additional debt, acquire or create new subsidiaries, create liens, engage in certain transactions with affiliates and consolidate or merge with or into other companies. The Indenture provides for customary events of default, including non-payment and failure to comply with covenants or other agreements in the Indenture.

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

Our Credit Agreement will mature on June 30, 2017. The revolving line of credit under the Credit Agreement was undrawn as of June 30, 2015. We had standby letters of credit of $6.6 million under our Credit Agreement as of June 30, 2015.

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

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Six Months Ended June 30,
	2015	2014
Cash flows provided by operating activities	$134,922	$237,896
Cash flows used in investing activities
Loans and finance receivables	$(72,511)	$(124,403)
Acquisitions	(17,735)	—
Property and equipment additions	(26,502)	(6,828)
Other investing activities	15	—
Total cash flows used in investing activities	$(116,733)	$(131,231)
Cash flows used in financing activities	$—	$(78,810)

Cash Flows from Operating Activities

Net cash provided by operating activities decreased $103.0 million, or 43.3%, to $134.9 million for the current six-month period from $237.9 million for the prior year six-month period. The decrease was primarily driven by a $53.1 million decrease in cost of revenue, a non-cash expense, during the current six-month period, a $35.3 million decrease in net income and an $11.5 million decrease in the related party payable, net balance.

Management believes cash flows from operations and available cash balances and borrowings will be sufficient to fund our future operating liquidity needs.

Cash Flows from Investing Activities

Net cash used in investing activities decreased $14.5 million, or 11.0%, for the current six-month period compared to the prior year six-month period, primarily due to a $51.9 million decrease in net cash invested in loans and finance receivables due to a lower level of loans originated or acquired and a higher rate of loans and finance receivables repaid compared to loans originated or acquired. The implementation of stricter affordability assessments and underwriting standards in the United Kingdom contributed to this decrease in net cash used in investing activities.

In June 2015, we completed the purchase of certain assets of a small business financing company located in Cincinnati, Ohio. The purchase agreement provided for the payment of $17.7 million in cash and the non-cash issuance of a $3.0 million promissory note at closing. We also agreed to pay up to three supplemental earn-out payments during the three-year period after the closing for which we estimated and accrued $6.1 million in future earn-out consideration. See Note 2 in the Notes to Consolidated Financial Statements for additional information.

Expenditures for property and equipment increased $19.7 million to $26.5 million in the current six-month period compared to $6.8 million in the prior year six-month period, primarily for costs related to the relocation of our headquarters. Management anticipates that total expenditures for property and equipment will be between $33 million and $38 million for the twelve months ended December 31, 2015, primarily for finish-out and furnishings related to the relocation of our headquarters and continued development activities related to our technology platform and the purchase of computer hardware.

Cash Flows from Financing Activities

We had no cash flows from financing activities in the current six-month period. In the prior year six-month period, we issued the Notes and entered into the Credit Agreement. We used all of the net proceeds of the Notes offering, or $479.0 million, to repay all of our intercompany indebtedness due to Cash America, which was $361.4 million as of May 30, 2014, and the remaining net proceeds were used to pay a significant portion of $122.4 million in cash dividends we paid to Cash America, of which $120.7 million was paid on May 30, 2014 and $1.7 million was paid on June 30, 2014. Also, we incurred $16.3 million of debt issuance costs in the current nine-month period resulting from the issuance of the Notes and the Credit Agreement. See “—Senior Notes” and “—Credit Facility”

above for additional information about the Notes and Credit Agreement, respectively. In addition, cash flows used in financing activities for the current nine-month period reflects $70.3 million of net payments to Cash America (excluding the $361.4 million repayment on May 30, 2014).

OFF-BALANCE SHEET ARRANGEMENTS

In certain markets, we arrange for consumers to obtain consumer loan products from independent third-party lenders through our CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loan. When a customer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan received by the customer from the third-party lender if the customer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default, which generally occurs after one payment is missed. As of June 30, 2015 and 2014, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $31.5 million and $34.9 million, respectively, which were guaranteed by us.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2015 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See the “Litigation” section of Note 8 of the notes to our unaudited financial statements of Part I, “Item 1 Financial Statements.”

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes from the Risk Factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Our business is highly regulated, and if we fail to comply with applicable laws, regulations, rules and guidance, our business could be adversely affected.

Our products and services are subject to extensive regulation, supervision and/or licensing under various federal, state, local and international statutes, ordinances, regulations, rules and guidance. For example, our loan products may be subject to requirements that generally mandate licensing or authorization as a lender or as a credit services organization or credit access business, or CSO, establish limits on the amount, duration, renewals or extensions of and charges for (including interest rates and fees) various categories of loans, direct the form and content of our loan contracts and other documentation, restrict collection practices, outline underwriting requirements and subject us to periodic examination and ongoing supervision by regulatory authorities, among other things. We must comply with federal laws, such as TILA, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Electronic Funds Transfer Act, the Gramm-Leach-Bliley Act and Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, and the FDCPA, among other laws,  as well as regulations adopted to implement those laws. In addition, our marketing and disclosure efforts and the representations made about our products and services are subject to unfair and deceptive practice statutes, including the Federal Trade Commission Act, the Telephone Consumer Protection Act and the CAN-SPAM Act of 2003 in the United States and analogous state statutes under which the Federal Trade Commission, or the FTC, the CFPB, state attorneys general or private plaintiffs may bring legal actions.

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

The regulatory environment in which we conduct our business is extensive and complex. From time to time we become aware of instances where our products and services have not fully complied with requirements under applicable laws and regulations or applicable contracts. Determinations of compliance with applicable requirements or contracts, such as those discussed above, can be highly technical and subject to varying interpretations. When we become aware of such an instance, whether as a result of our compliance reviews, regulator inquiry, customer complaint or otherwise, we generally conduct a review of the activity in question and determine how to address it, such as modifying the product, making customer refunds or providing additional disclosure. We also evaluate whether reports or other notices to regulators are required and provide notice to regulators whenever required. In some cases we have decided to take corrective action even after applicable statutory or regulatory cure periods have expired, and in some cases we have notified regulators even where such notification may not have been required. Regulators or customers reviewing such incidents or remedial activities may interpret the laws, regulations and customer contracts differently than we have, or may choose to take regulatory action against us or bring private litigation against us notwithstanding the corrective measures we have taken. This may be the case even if we no longer offer the product or service in question.  State, federal and international regulators, as well as the plaintiffs’ bars, have subjected our industry to intense scrutiny in recent years. In addition, our contracts for certain products and services are governed by the law applicable in a state other than the state in which the customer resides. If a court were to reject our choice of law and determine that a contract was governed by the laws of another state, the contract may be unenforceable. Failure to comply with applicable laws, regulations, rules and guidance, or any finding that our past forms, practices, processes, procedures, controls or infrastructure were insufficient or not in compliance, could subject us to regulatory enforcement actions, result in the assessment against us of civil, monetary, criminal or other penalties (some of which could be significant in the case of knowing or reckless violations), result in the issuance of cease and desist orders (which can include orders for restitution, as well as other kinds of affirmative relief), require us to refund payments, interest or fees, result in a determination that certain financial products are not collectible, result in a revocation of licenses or authorization to transact business, result in a finding that we have engaged in unfair and deceptive practices, limit our access to services provided by third-party financial institutions or cause damage to our reputation, brands and valued customer relationships. We may also incur additional, substantial expense to bring those products and services into compliance with the laws of various states or stop offering certain products and services in certain jurisdictions.

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

On July 22, 2015, the Department of Defense published its final rule amending the Military Lending Act’s (MLA) implementing regulation. The new rule expands the scope of the credit products covered by the MLA. The rules under the MLA restrict us from offering loan products to covered borrowers at military annual percentage rate, which is defined by the rules, of more than 36%, and contain various disclosure requirements, limitations on renewals and refinancing, as well as restrictions on the use of prepayment penalties, arbitration provisions and certain waivers of rights. The rule provides that a lender is subject to fines and other penalties if it extends credit to a covered borrower on prohibited terms.  The new rule is scheduled to become effective on October 3, 2016. Compliance with the new rule and coordinating with a safe harbor database could be complex and increase our compliance costs.

In recent years, consumer loans, and in particular the category commonly referred to as “payday loans,” which includes certain of our short-term loan products, have come under increased regulatory scrutiny that has resulted in increasingly restrictive regulations and legislation that makes offering such loans in certain states in the United States or the international countries where we operate (as further described below) less profitable or unattractive. Laws or regulations in some states in the United States require that all borrowers of certain short-term loan products be reported to a centralized database and limit the number of loans a borrower may receive or have outstanding. Other laws limit the availability of some of our consumer loan products in the United States to active duty military personnel, active members of the National Guard or members on active reserve duty and their spouses and immediate dependents.

Certain consumer advocacy groups and federal and state legislators and regulators have advocated that laws and regulations should be tightened so as to severely limit, if not eliminate, the type of loan products and services we offer to consumers, and this has resulted in both the executive and legislative branches of the U.S. federal government and state governmental bodies exhibiting an interest in debating legislation that could further regulate consumer loan products and services such as those that we offer. The U.S. Congress, as well as other similar federal, state and local bodies and similar international governmental authorities, have debated, and may in the future adopt, legislation or regulations that could, among other things, place a cap (or decrease a current cap) on the interest or fees that we can charge or a cap on the effective annual percentage rate that limits the amount of interest or fees that may be charged, ban or limit loan renewals or extensions (where the customer agrees to pay the current finance charge on a loan for the right to make payment of the outstanding principal balance of such loan at a later date plus an additional finance charge), including the rates to be charged for loan renewals or extensions, require us to offer an extended payment plan, limit origination fees for loans, require changes to our underwriting or collections practices, require short-term lenders to be bonded or require lenders to report consumer loan activity to databases designed to monitor or restrict consumer borrowing activity, impose “cooling off” periods between the time a loan is paid off and another loan is obtained or prohibit us from providing any of our consumer loan products in the United States to active duty military personnel, active members of the National Guard or members on active reserve duty and their spouses and immediate dependents.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

10.1	Employment Agreement between Enova International, Inc. and Arad Levertov dated May 21, 2015

10.2	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units

10.3	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2015	ENOVA INTERNATIONAL, INC.

	By:	/s/ Robert S. Clifton
Robert S. Clifton
Vice President, Chief Financial Officer & Treasurer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	Employment Agreement between Enova International, Inc. and Arad Levertov dated May 21, 2015

10.2	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units

10.3	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document