Form 10-Q
period 2015-09-30
Enova International, Inc.
filed 2015-11-12
CIK 1529864

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes  ☐    No  ☒

33,000,000 of the Registrant’s common shares, $.00001 par value, were issued and outstanding as of November 10, 2015.

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

•	our ability to process or collect payments through the Automated Clearing House system;
•	the deterioration of the political, regulatory or economic environment in countries where we operate or in the future may operate;
•	the actions of third parties who provide, acquire or offer products and services to, from or for us;
•	public and regulatory perception of the consumer loan business, the receivables purchases industry and our business practices;
•	the effect of any current or future litigation proceedings and any judicial decisions or rulemaking that affects us, our products or the legality or enforceability of our arbitration agreements;
•	changes in demand for our services, changes in competition and the continued acceptance of the online channel by our customers;
•	changes in our ability to satisfy our debt obligations or to refinance existing debt obligations or obtain new capital to finance growth;
•	a prolonged interruption in the operations of our facilities, systems and business functions, including our information technology and other business systems;
•	our ability to maintain an allowance or liability for estimated losses on loans and finance receivables that is adequate to absorb credit losses;
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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	September 30,		December 31,
	2015	2014	2014
Assets
Cash and cash equivalents	$34,310	$104,241	$75,106
Loans and finance receivables, net	380,805	303,694	323,611
Income taxes receivable	5,683	14	—
Other receivables and prepaid expenses	19,778	12,738	16,631
Deferred tax assets	28,100	26,558	25,427
Property and equipment, net	48,814	35,598	33,985
Goodwill	271,568	255,865	255,862
Intangible assets, net	3,698	18	39
Other assets	27,398	21,712	29,536
Total assets	$820,154	$760,438	$760,197
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$79,081	$71,478	$57,277
Related party payable, net	—	13,369	—
Income taxes currently payable	—	—	6,802
Deferred tax liabilities	47,107	45,657	47,953
Long-term debt	494,690	494,021	494,181
Total liabilities	620,878	624,525	606,213
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 33,000,000 shares issued and outstanding	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	6,835	—	294
Retained earnings	196,672	134,975	156,861
Accumulated other comprehensive (loss) income	(4,231)	938	(3,171)
Total stockholders' equity	199,276	135,913	153,984
Total liabilities and stockholders' equity	$820,154	$760,438	$760,197

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$165,227	$205,168	$477,183	$615,115
Cost of Revenue	65,614	72,919	145,720	206,195
Gross Profit	99,613	132,249	331,463	408,920
Expenses
Marketing	35,568	33,393	84,431	92,699
Operations and technology	18,590	19,362	54,156	54,370
General and administrative	22,627	31,167	75,282	82,525
Depreciation and amortization	3,882	5,338	14,198	13,772
Total Expenses	80,667	89,260	228,067	243,366
Income from Operations	18,946	42,989	103,396	165,554
Interest expense, net	(13,292)	(13,136)	(39,501)	(25,201)
Foreign currency transaction loss	(212)	(155)	(1,187)	(555)
Income before Income Taxes	5,442	29,698	62,708	139,798
Provision for income taxes	1,025	11,213	22,897	50,629
Net Income	$4,417	$18,485	$39,811	$89,169
Earnings Per Share:
Earnings per common share:
Basic	$0.13	$0.56	$1.21	$2.70
Diluted	$0.13	$0.56	$1.21	$2.70
Weighted average common shares outstanding:
Basic	33,000	33,000	33,000	33,000
Diluted	33,022	33,000	33,015	33,000

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Income	$4,417	$18,485	$39,811	$89,169
Other comprehensive loss, net of tax:
Foreign currency translation loss(1)	(2,852)	(5,228)	(1,060)	(2,163)
Total other comprehensive loss, net of tax	(2,852)	(5,228)	(1,060)	(2,163)
Comprehensive Income	$1,565	$13,257	$38,751	$87,006

(1)	Net of tax benefit of $1,624 and $2,927 for the three months ended September 30, 2015 and 2014, respectively, and $394 and $1,211 for the nine months ended September 30, 2015 and 2014, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2013	33,000	$—	$—	$169,947	$3,101	$173,048
Net equity transactions with Cash America		—	—	(1,757)	—	(1,757)
Net income		—	—	89,169	—	89,169
Dividend paid to Cash America ($3.71 per share)		—	—	(122,384)	—	(122,384)
Foreign currency translation loss, net of tax		—	—	—	(2,163)	(2,163)
Balance at September 30, 2014	33,000	$—	$—	$134,975	$938	$135,913

Balance at December 31, 2014	33,000	$—	$294	$156,861	$(3,171)	$153,984
Stock-based compensation expense		—	6,541	—	—	6,541
Net income		—	—	39,811	—	39,811
Foreign currency translation loss, net of tax		—	—	—	(1,060)	(1,060)
Balance at September 30, 2015	33,000	$—	$6,835	$196,672	$(4,231)	$199,276

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities
Net Income	$39,811	$89,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,198	13,772
Amortization of deferred loan costs and debt discount	2,518	1,161
Cost of revenue	145,720	206,195
Non-cash affiliate interest expense	—	7,629
Stock-based compensation expense	6,541	257
Deferred income taxes, net	(3,125)	5,997
Other	1,187	313
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables revenue	(2,133)	1,773
Other receivables and prepaid expenses	(3,830)	(4,256)
Accounts payable and accrued expenses	17,139	22,550
Related party payable, net	—	13,369
Current income taxes payable	(12,485)	(129)
Net cash provided by operating activities	205,541	357,800
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(829,653)	(987,575)
Loans and finance receivables repaid	630,969	778,504
Acquisitions	(17,735)	—
Purchases of property and equipment	(28,684)	(9,858)
Other investing activities	10	8
Net cash used in investing activities	(245,093)	(218,921)
Cash Flows from Financing Activities
Issuance of long-term debt	—	493,810
Dividend paid to Cash America	—	(122,384)
Debt issuance costs paid	—	(16,323)
Net equity transactions with Cash America	—	(2,015)
Payments on affiliate line of credit	—	(431,762)
Net cash used in financing activities	—	(78,674)
Effect of exchange rates on cash	(1,244)	(3,444)
Net increase in cash and cash equivalents	(40,796)	56,761
Cash and cash equivalents at beginning of year	75,106	47,480
Cash and cash equivalents at end of period	$34,310	$104,241

Supplemental Disclosures
Loans and finance receivables renewed	$175,197	$244,238
Promissory note issued	3,000	—

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

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

In June 2015, the Company completed the purchase of certain assets of The Business Backer, a company that offers a receivables purchase agreement product (“RPAs”). Under RPAs, small businesses receive capital in exchange for a portion of the business’s future receivables at an agreed upon discount. In contrast, lending is a commitment to repay principal and interest. “Loans and finance receivables” include consumer loans, small business loans, and RPAs.

The financial statements presented as of September 30, 2015 and 2014 and December 31, 2014 and for the three- and nine-month periods ended September 30, 2015 and 2014 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. Operating results for the three- and nine-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

These financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 and related notes, which are included on Form 10-K filed with the SEC on March 20, 2015.

Revenue Recognition

The Company recognizes revenue based on the financing products and services it offers. “Revenue” in the consolidated statements of income includes: interest income, finance charges, fees for services provided through the Company’s credit services organization and credit access business programs (“CSO programs”), or CSO fees, revenue on RPAs, service charges, draw fees, minimum fees, late fees, non-sufficient funds fees and any other fees or charges permitted by applicable laws and pursuant to the agreement with the customer. For short-term loans that the Company offers, interest and finance charges are recognized on an effective yield basis over the term of the loan, and fees are recognized when assessed to the customer. CSO fees are recognized on an effective yield basis over the term of the loan. For line of credit accounts, interest is recognized over the reporting period based upon the balance outstanding and the contractual interest rate, and fees are recognized when assessed to the customer. For installment loans, interest is recognized on an effective yield basis over the term of the loan and fees are recognized when assessed to the customer. For RPAs, revenue is

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

recognized on an effective yield basis over the projected delivery term of the agreements and fees are recognized when assessed. Direct costs associated with originating loans and purchasing RPAs, such as third-party customer acquisition costs, are deferred and amortized against revenue on an effective yield basis over the projected delivery term of the loan or finance receivable. Short-term loans, line of credit accounts, installment loans, RPAs, unpaid and accrued interest, fees and revenue and deferred origination costs are included in “Loans and finance receivables, net” in the consolidated balance sheets.

Recent Accounting Standards

In September 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, although early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its financial position or results of operations.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements (“ASU 2015-10”). ASU 2015-10 covers a wide range of topics in the Codification. The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not anticipate that the adoption of this standard will have a material impact on its financial position or results of operations.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which amends existing guidance to require the presentation of debt issuance costs in the consolidated balance sheets as a deduction from the carrying amount of the related debt liability instead of a deferred charge (as an asset). ASU 2015-15, Presentation and subsequent measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, was issued subsequently to permit costs associated with a line of credit arrangement to be presented as an asset and amortized ratably over the term of the arrangement. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015, but early adoption is permitted. When adopted, the new guidance will be applied retrospectively to all prior reporting periods presented. The Company will adopt ASU 2015-03 on January 1, 2016, however, as of September 30, 2015, the Company had $11.9 million of unamortized debt issuance costs that would be required to be presented as a deduction from the carrying amount of the related debt liability instead of a deferred charge. These amounts are recorded in “Other assets” in the consolidated balance sheets.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14 Deferral of the Effective Date, deferring the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. Early adoption is permitted only as of an annual reporting period beginning after December 15, 2016. The Company is still assessing the potential impact of ASU 2014-09 on its financial position and results of operations.

2.	Acquisitions

On June 23, 2015, the Company completed the purchase of certain assets of The Business Backer, LLC, a company that purchases discounted future accounts receivables from small businesses throughout the United States through RPAs, which provide working capital for small businesses in exchange for a portion of the business’s future receivables at an agreed upon discount. The total consideration of $26.8 million was comprised of $17.7 million in cash at closing, a $3.0 million promissory note (included in “Accounts payable and accrued expenses” in the consolidated balance sheets) and estimated contingent consideration of $6.1 million based on future earn-out opportunities. The contingent purchase consideration was recorded at its estimated fair value at the date of acquisition based upon the Company’s assessment of the probable earnings attributable to the business as defined in the purchase agreement. To the extent operating results exceed the Company’s estimate, additional contingent consideration would be due, however the total consideration paid may not exceed $71 million.

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

3.	Loans and Finance Receivables, Credit Quality Information and Allowances and Liabilities for Estimated Losses on Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three and nine months ended September 30, 2015 and 2014 was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Short-term loans	$54,549	$61,885	$153,905	$200,570
Line of credit accounts	43,832	80,909	140,400	228,839
Installment loans and RPAs	66,409	61,810	181,604	185,057
Total loans and finance receivables revenue	164,790	204,604	475,909	614,466
Other	437	564	1,274	649
Total revenue	$165,227	$205,168	$477,183	$615,115

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Allowance and Liability for Estimated Losses on Loans and Finance Receivables

The Company monitors the performance of its loan and RPA portfolios and maintains either an allowance or liability for estimated losses on loans and finance receivables (including revenue, fees and/or interest) at a level estimated to be adequate to absorb losses inherent in the portfolio. The allowance for losses on the Company’s owned loans and finance receivables reduces the outstanding loans and finance receivable balance in the consolidated balance sheets. The liability for estimated losses related to loans guaranteed under its CSO programs is initially recorded at fair value and is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

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

The allowance or liability for short-term loans classified as current is based on historical loss rates adjusted for recent default trends of current loans. For delinquent short-term loans, the allowance or liability is based on a six-month rolling average of loss rates by stage of collection. For line of credit account and installment loan portfolios, the Company generally uses a migration analysis to estimate losses inherent in the portfolio. The allowance or liability calculation under the migration analysis is based on historical charge-off experience and the loss emergence period, which represents the average amount of time between the first occurrence of a loss event to the charge-off of a loan. The factors the Company considers to assess the adequacy of the allowance or liability include past due performance, historical behavior of monthly vintages, underwriting changes and recent trends in delinquency in the migration analysis.

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

The components of Company-owned loans and finance receivables at September 30, 2015 and 2014 and December 31, 2014 were as follows (dollars in thousands):

	As of September 30, 2015
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$40,832	$82,117	$269,129	$392,078
Delinquent receivables:
Delinquent payment amounts(1)	—	3,354	1,351	4,705
Receivables on non-accrual status	21,376	3,671	23,717	48,764
Total delinquent receivables	21,376	7,025	25,068	53,469
Total loans and finance receivables, gross	62,208	89,142	294,197	445,547
Less: Allowance for losses	(14,895)	(12,873)	(36,974)	(64,742)
Loans and finance receivables, net	$47,313	$76,269	$257,223	$380,805

	As of September 30, 2014
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$32,509	$118,329	$176,651	$327,489
Delinquent receivables:
Delinquent payment amounts(1)	—	4,335	1,532	5,867
Receivables on non-accrual status	18,313	5,611	16,413	40,337
Total delinquent receivables	18,313	9,946	17,945	46,204
Total loans and finance receivables, gross	50,822	128,275	194,596	373,693
Less: Allowance for losses	(17,415)	(22,672)	(29,912)	(69,999)
Loans and finance receivables, net	$33,407	$105,603	$164,684	$303,694

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2014
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$35,378	$110,519	$194,496	$340,393
Delinquent receivables:
Delinquent payment amounts(1)	—	3,733	1,469	5,202
Receivables on non-accrual status	20,920	4,428	17,616	42,964
Total delinquent receivables	20,920	8,161	19,085	48,166
Total loans and finance receivables, gross	56,298	118,680	213,581	388,559
Less: Allowance for losses	(14,324)	(19,749)	(30,875)	(64,948)
Loans and finance receivables, net	$41,974	$98,931	$182,706	$323,611

(1)

Represents the delinquent portion of installment loans and line of credit account balances for customers that have only missed one payment. See “Current and Delinquent Loans and Finance Receivables” above for additional information.

Changes in the allowance for losses for the Company-owned loans and finance receivables and the liability for losses on the Company’s guarantees of third-party lender-owned loans during the three and nine months ended September 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended September 30, 2015
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$14,196	$9,091	$27,974	$51,261
Cost of revenue	18,106	13,048	33,912	65,066
Charge-offs	(22,133)	(14,218)	(30,706)	(67,057)
Recoveries	4,907	4,956	6,153	16,016
Effect of foreign currency translation	(181)	(4)	(359)	(544)
Balance at end of period	$14,895	$12,873	$36,974	$64,742
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,276	$—	$152	$1,428
Increase in liability	209	—	339	548
Balance at end of period	$1,485	$—	$491	$1,976

	Three Months Ended September 30, 2014
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$18,248	$21,579	$27,967	$67,794
Cost of revenue	19,075	25,913	28,068	73,056
Charge-offs	(25,740)	(29,316)	(31,993)	(87,049)
Recoveries	6,110	5,024	6,373	17,507
Effect of foreign currency translation	(278)	(528)	(503)	(1,309)
Balance at end of period	$17,415	$22,672	$29,912	$69,999
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,581	$—	$—	$1,581
(Decrease) increase in liability	(139)	—	2	(137)
Balance at end of period	$1,442	$—	$2	$1,444

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2015
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$14,324	$19,749	$30,875	$64,948
Cost of revenue	44,547	25,731	75,042	145,320
Charge-offs	(59,705)	(48,791)	(87,264)	(195,760)
Recoveries	15,888	16,372	18,782	51,042
Effect of foreign currency translation	(159)	(188)	(461)	(808)
Balance at end of period	$14,895	$12,873	$36,974	$64,742
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,575	$—	$1	$1,576
(Decrease) increase in liability	(90)	—	490	400
Balance at end of period	$1,485	$—	$491	$1,976

	Nine Months Ended September 30, 2014
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$20,466	$29,244	$32,608	$82,318
Cost of revenue	55,531	71,612	79,655	206,798
Charge-offs	(81,153)	(90,904)	(99,556)	(271,613)
Recoveries	22,612	12,800	17,218	52,630
Effect of foreign currency translation	(41)	(80)	(13)	(134)
Balance at end of period	$17,415	$22,672	$29,912	$69,999
Liability for third-party lender-owned loans:
Balance at beginning of period	$2,047	$—	$—	$2,047
(Decrease) increase in liability	(605)	—	2	(603)
Balance at end of period	$1,442	$—	$2	$1,444

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans and is required to purchase any defaulted loans it has guaranteed. As of September 30, 2015 and 2014 and December 31, 2014, the amount of consumer loans guaranteed by the Company was $36.7 million, $35.4 million and $36.3 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $2.0 million, $1.4 million and $1.6 million, as of September 30, 2015 and 2014 and December 31, 2014, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

4.	Investment in Unconsolidated Investee

The Company records an investment in the preferred stock of a privately-held developing consumer financial services entity under the cost method. The carrying value of the Company’s investment in this unconsolidated investee was $6.7 million as of September 30, 2015 and December 31, 2014, and $6.0 million as of September 30, 2014, and was held in “Other assets” in the Company’s consolidated balance sheets. The Company evaluates this investment for impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of the investment below carrying value. Based on the Company’s most recent valuation of this investment, no impairment existed.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	Long-term debt

$60.0 Million Revolving Credit Facility

On May 14, 2014, the Company and its domestic subsidiaries as guarantors entered into a credit agreement among the Company, the guarantors, Jefferies Finance LLC as administrative agent and Jefferies Group LLC as lender (the “Credit Agreement”). The Credit Agreement provided for an unsecured revolving credit facility of up to $75.0 million, including a multi-currency sub-facility that gives the Company the ability to borrow up to $25.0 million that may be specified in foreign currencies subject to the terms and conditions of the Credit Agreement. On March 25, 2015, an amendment to the Credit Agreement reduced the Company’s unsecured revolving line of credit to $65.0 million and increased an additional senior secured indebtedness basket to the greater of $20.0 million or 2.75% of consolidated total assets (as defined in the credit agreement) (from $15.0 million or 2% of consolidated total assets). In addition, the March 25, 2015 amendment revised certain definitions and provisions relating to limitations on indebtedness, investments, dispositions, fundamental changes and burdensome agreements to allow certain of the Company’s foreign subsidiaries, which opt to become guarantors of its obligations under the credit agreement, to be treated as domestic subsidiaries for purposes of those provisions. On November 5, 2015 the Company and certain of its domestic subsidiaries, as guarantors, entered into an amendment to the Credit Agreement, which further reduced the Company’s unsecured revolving line of credit to $60.0 million (from $65.0 million) and increased the maximum allowable leverage ratio as defined in the Credit Agreement to 3.75 to 1.00 (from 3.00 to 1.00) solely for the fiscal quarters ending December 31, 2015 and March 31, 2016. In addition, the November 5, 2015 amendment (i) revised certain definitions and provisions to clarify the treatment of securitization subsidiaries as defined in the credit, and (ii) clarified the treatment of operating leases under the credit agreement in light of contemplated changes to accounting treatment concerning such operating leases.

Interest on the amounts borrowed will be charged, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) for one week or one-, two-, three- or six-month periods, as selected by the Company, plus a margin varying from 2.50% to 3.75% or at the agent’s base rate plus a margin varying from 1.50% to 2.75%. The margin for the borrowings under the Credit Agreement is dependent on the Company’s cash flow leverage ratios. The Company is also required to pay a fee on the unused portion of the line of credit ranging from 0.25% to 0.50% (0.50% as of September 30, 2015) based on the Company’s cash flow leverage ratios. The Credit Agreement will mature on June 30, 2017. There were no outstanding borrowings under the Credit Agreement as of September 30, 2015 and 2014.

The Credit Agreement also includes a sub-limit of up to $20.0 million for standby or commercial letters of credit that is guaranteed by the Company’s domestic subsidiaries. In the event that an amount is paid by the issuing bank under a letter of credit, it will be due and payable by the Company on demand. Pursuant to the terms of the Credit Agreement, the Company agrees to pay fees equal to the LIBOR margin per annum on the undrawn amount of each outstanding standby letter of credit plus a one-time commercial letter of credit fee of 0.20% of the face amount of each commercial letter of credit plus 0.25% per annum on the average daily amount of the total letter of credit exposure. The Company had outstanding letters of credit of $6.6 and $3.0 million under its Credit Agreement as of September 30, 2015 and 2014, respectively.

In connection with the issuance of the Credit Agreement, the Company incurred debt issuance costs of approximately $1.6 million, which primarily consisted of underwriting fees and legal expenses. The unamortized balance of these costs as of September 30, 2015 is included in “Other assets” in the consolidated balance sheets. These costs are being amortized to interest expense over a period of 37 months, the term of the Credit Agreement.

$500.0 Million 9.75% Senior Unsecured Notes

On May 30, 2014, the Company issued and sold $500.0 million in aggregate principal amount of 9.75% Senior Notes due 2021 (the “Senior Notes”). The Senior Notes bear interest at a rate of 9.75% annually on the principal amount payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2014. The Senior Notes were sold at a discount of the principal amount to yield 10.0% to maturity. The Senior Notes will mature on June 1, 2021. The Senior Notes are unsecured debt obligations of the Company, and are unconditionally guaranteed by all of the Company’s domestic subsidiaries, except for designated securitization subsidiaries, if any. The Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended, or the Securities Act, and outside the United States pursuant to Regulation S under the Securities Act. As required by a registration rights agreement that the Company entered into with the initial purchaser when the Senior Notes were issued, the Company completed an exchange offer in April 2015. All of the unregistered Senior Notes have been exchanged for identical new notes registered under the Securities Act.

The Senior Notes are governed by an indenture (the “Senior Notes Indenture”), dated May 30, 2014, between the Company, the Company’s domestic subsidiaries, as guarantors, and the trustee. The Senior Notes Indenture contains certain covenants that, among other things, limit the Company’s, and certain of its subsidiaries, ability to incur additional debt, acquire or create new subsidiaries,

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

As of September 30, 2015 and 2014, the carrying amount of the Senior Notes was $494.7 million and $494.0 million, respectively, which included an unamortized discount of $5.3 million and $6.0 million, respectively. The discount is being amortized to interest expense over a period of seven years, through the maturity date of June 1, 2021. The total interest expense recognized was $37.1 million and $16.5 million for the nine months ended September 30, 2015 and 2014, respectively, of which $0.5 million and $0.2 million, respectively, represented the non-cash amortization of the discount. In connection with the issuance of the Senior Notes, the Company incurred approximately $14.7 million for issuance costs, which primarily consisted of underwriting fees, legal and other professional expenses. These costs are being amortized to interest expense over seven years and are included in “Other assets” in the consolidated balance sheets.

Weighted-average interest rates on long-term debt were 10.00% and 7.36% during the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015 and 2014 and December 31, 2014, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreement(s).

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income	$4,417	$18,485	$39,811	$89,169
Denominator:
Total weighted average basic shares	33,000	33,000	33,000	33,000
Shares applicable to stock-based compensation	22	—	15	—
Total weighted average diluted shares	33,022	33,000	33,015	33,000
Net income – basic	$0.13	$0.56	$1.21	$2.70
Net income – diluted	$0.13	$0.56	$1.21	$2.70

For the three and nine months ended September 30, 2015, 1,740,729 and 1,663,574 shares of common stock underlying stock options, respectively, and 664,594 and 279,724 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. There were no stock options or restricted stock units outstanding as of September 30, 2014.

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

The Company allocates certain corporate expenses (primarily general and administrative expenses and, to a lesser extent, marketing and operations and technology expenses) between its domestic and international components based on revenue. The following tables present information on the Company’s domestic and international operations as of and for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue
Domestic	$133,661	$126,130	$366,134	$344,003
International	31,566	79,038	111,049	271,112
Total revenue	$165,227	$205,168	$477,183	$615,115

Income from operations
Domestic	$20,129	$15,297	$82,172	$83,295
International	(1,183)	27,692	21,224	82,259
Total income from operations	$18,946	$42,989	$103,396	$165,554

Depreciation and amortization
Domestic	$3,301	$4,737	$12,535	$12,089
International	581	601	1,663	1,683
Total depreciation and amortization	$3,882	$5,338	$14,198	$13,772

Expenditures for property and equipment
Domestic	$1,438	$2,974	$26,317	$9,057
International	744	56	2,367	801
Total expenditures for property and equipment	$2,182	$3,030	$28,684	$9,858

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30,
	2015	2014
Property and equipment, net
Domestic	$43,464	$30,509
International	5,350	5,089
Total property and equipment, net	$48,814	$35,598

Assets
Domestic	$707,919	$583,739
International	112,235	176,699
Total assets	$820,154	$760,438

Geographic Information

The following table presents the Company’s revenue by geographic region for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue
United States	$133,661	$126,130	$366,134	$344,003
United Kingdom	28,236	76,072	102,621	263,468
Other international countries	3,330	2,966	8,428	7,644
Total revenue	$165,227	$205,168	$477,183	$615,115

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $48.8 million and $35.6 million at September 30, 2015 and 2014, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

8.	Commitments and Contingencies

Litigation

On March 8, 2013, Flemming Kristensen, on behalf of himself and others similarly situated, filed a purported class action lawsuit in the U.S. District Court of Nevada against the Company and other unaffiliated lenders and lead providers. The lawsuit alleges that the lead provider defendants sent unauthorized text messages to consumers on behalf of the Company and the other lender defendants in violation of the Telephone Consumer Protection Act. The complaint seeks class certification, statutory damages, an injunction against “wireless spam activities,” and attorneys’ fees and costs. The Company filed an answer to the complaint denying all liability. On March 26, 2014, the Court granted class certification. On October 24, 2014, the Company filed a motion for summary judgment, and the court has not yet ruled on this motion. On January 27, 2015, the plaintiff filed a motion for summary judgment against all of the defendants. On July 20, 2015, the court granted Enova’s motion, denied Plaintiff’s motion and entered judgment in favor of the Company. Plaintiff has filed a motion for reconsideration of the judgment and could appeal the judgment. Neither the likelihood of an unfavorable ruling nor the ultimate liability, if any, with respect to this matter can be determined at this time, and the Company is currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, Contingencies–Loss Contingencies–Glossary, for this litigation. The Company believes that the plaintiff’s claims in the complaint are without merit and intends to vigorously defend this lawsuit.

On January 12, 2015, the California Department of Business Oversight (the “Department”) issued an Order (the “Order”) to the Company’s subsidiary, CNU of California, LLC (“CNU”), alleging that CNU violated the California Deferred Deposit Transaction Law by stating in its deferred deposit loan contracts and other agreements that CNU would charge customers amounts not allowed under California law, by electronically debiting customer accounts for more than the original agreed upon amount without additional written authorization from customers, by using the wrong legal name in certain agreements and by advertising via the Company’s website without disclosing that CNU is licensed by the Department.  The Order requires CNU to pay an administrative penalty of $10,000, to forfeit all charges and fees for every deferred deposit transaction made in violation of law, and to desist and refrain from violating those provisions of California law.  On February 20, 2015, CNU requested a hearing to challenge the Order.  A hearing date of November 24, 2015 has been set.  It is too early in this matter to determine either the likelihood of an unfavorable ruling or the

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

ultimate liability, if any, with respect to this matter, and therefore the Company is currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, for this litigation. The Company believes that the Department’s claims in the Order are without merit and intends to vigorously challenge the Order.

The Company is also a defendant in certain routine litigation matters encountered in the ordinary course of its business. Certain of these matters may be covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Headquarters Relocation

The Company provided notice in the second quarter of 2014 to the landlord at 200 W. Jackson Boulevard in Chicago, Illinois that it was accelerating the lease expiration date for approximately 86,000 rentable square feet effective June 30, 2015. As a result, the Company recognized an expense of $1.4 million in the year ended December 31, 2014 related to a lease termination penalty, which was included as “General and administrative expense” in the consolidated statement of income. In July 2014, the Company entered into a lease agreement for its current headquarters office space at 175 W. Jackson Boulevard in Chicago as part of its plans to relocate from its former headquarters at 200 W. Jackson. In the second quarter of 2015, the Company ceased using the 200 W. Jackson location and, as a result, recognized additional expense of $3.3 million for the nine months ended September 30, 2015, which was included as “General and administrative expense” and consisted of a lease exit liability of $2.5 million for the remaining lease payments, net of estimated sublease income of $1.9 million, and $0.8 million for the removal of property and restoration costs related to the 200 W. Jackson lease. The Company does not expect to incur further material costs related to the relocations.

The following table is a summary of the exit and disposal activity and liability balances as a result of the headquarters relocation (in thousands):

	Lease Termination Costs	Other Exit Costs	Total
Balance at January 1, 2014	$—	$—	$—
Additions	1,415	—	1,415
Payments	(708)	—	(708)

Balance at September 30, 2014	$707	$—	$707

Balance at January 1, 2015	$707	$—	$707
Additions	2,462	808	3,270
Payments	(1,548)	(601)	(2,149)

Balance at September 30, 2015	$1,621	$207	$1,828

9.	Derivative Instruments

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s derivative instruments are presented in its financial statements on a net basis. The following table presents information related to the Company’s derivative instruments as of September 30, 2015 and 2014 and December 31, 2014 (dollars in thousands):

Non-designated derivatives:

As of September 30, 2015
		Gross Amounts	Gross Amounts	Net Amounts of Assets
		of Recognized	Offset in the	Presented in the
	Notional	Financial	Consolidated	Consolidated Balance
Forward currency exchange contracts	Amount	Instruments	Balance Sheets(1)	Sheets(2)
Assets	$15,540	$10	$—	$10
Liabilities	$—	$—	$—	$—

As of September 30, 2014
		Gross Amounts	Gross Amounts	Net Amounts of Assets
		of Recognized	Offset in the	Presented in the
	Notional	Financial	Consolidated	Consolidated Balance
Forward currency exchange contracts	Amount	Instruments	Balance Sheets(1)	Sheets(2)
Assets	$8,312	$29	$—	$29
Liabilities	$—	$—	$—	$—

As of December 31, 2014
		Gross Amounts	Gross Amounts	Net Amounts of Assets
		of Recognized	Offset in the	Presented in the
	Notional	Financial	Consolidated	Consolidated Balance
Forward currency exchange contracts	Amount	Instruments	Balance Sheets(1)	Sheets(2)
Assets	$—	$—	$—	$—
Liabilities	$112,593	$213	$—	$213

(1)

As of September 30, 2015 and 2014 and December 31, 2014, the Company had no gross amounts of recognized derivative instruments that the Company makes an accounting policy election not to offset. In addition, there is no financial collateral related to the Company’s derivatives. The Company has no assets or liabilities that are subject to an enforceable master netting agreement or similar arrangement.

(2)	Represents the fair value of forward currency contracts, which is recorded in “Accounts payable and accrued expenses” in the consolidated balance sheets.

The following table presents information on the effect of derivative instruments on the consolidated results of operations and accumulated other comprehensive income (“AOCI”) for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Gains (Losses)				Gains (Losses)
	Recognized in		Gains (Losses)		Reclassified From
	Income		Recognized in AOCI		AOCI into Income
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Non-designated derivatives:
Forward currency exchange contracts(1)	$611	$401	$—	$—	$—	$—
Total	$611	$401	$—	$—	$—	$—

	Gains (Losses)				Gains (Losses)
	Recognized in		Gains (Losses)		Reclassified From
	Income		Recognized in AOCI		AOCI into Income
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Non-designated derivatives:
Forward currency exchange contracts(1)	$2,807	$(1,354)	$—	$—	$—	$—
Total	$2,807	$(1,354)	$—	$—	$—	$—

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	The gains (losses) on these derivatives substantially offset the (losses) gains on the economically hedged portion of the foreign intercompany balances.

10.	Related Party Transactions

A current officer of the Company has an ongoing ownership interest in the small business from which the Company acquired certain assets in June 2015 (see Note 2 for additional information). In the normal course of business, the Company attains certain customer relationships from the small business by entering into transactions with the customers to obtain additional RPA financing. In these transactions, the Company satisfies the customer’s existing RPA balance with the small business which terminates such customer’s responsibilities to the small business. During the three months ended September 30, 2015, the Company paid $5.8 million to the small business to satisfy customers’ existing RPA balances.

Prior to the Spin-off, Cash America provided certain corporate service functions, such as executive oversight, insurance and risk management, government relations, internal audit, treasury, licensing, and to a limited extent finance, accounting, tax, legal, human resources, compensation and benefits, compliance and support for certain information systems related to financial reporting. The costs of such services were allocated to the Company based on the Company’s share of Cash America’s corporate services expenses incurred for the consolidated entity. Actual corporate services costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. The Company believes that the expenses in these financial statements were reported on a basis that fairly represents the utilization of the services provided. These financial statements do not necessarily reflect the financial position or results of operations that would have existed if the Company had been operated as a stand-alone entity during the periods covered and may not be indicative of future results of operations and financial position. General and administrative expenses include allocations by Cash America of $7.9 million for the nine months ended September 30, 2014.

Since the Spin-off, Cash America has been charging the Company a transition services fee related to utilization of financial reporting systems and accounts payable processing that is included in general and administrative expenses. The Company recorded $0.4 million in expense for these services for the nine months ended September 30, 2015. The Company expects to transition to its own financial reporting system before the end of 2015. On November 5, 2015, the Company extended the term of the transition services agreement with Cash America with respect to certain services to December 31, 2015.

Prior to the Spin-off, the Company paid Cash America compensation for loans made to or arranged for customers who were referred from Cash America. The Company paid $1.1 million for the nine months ended September 30, 2014 pursuant to this arrangement, but discontinued this arrangement following the Spin-off. In addition, the Company administered the consumer loan underwriting model utilized by Cash America’s Retail Services Division in exchange for the reimbursement of the Company’s direct third-party costs incurred in providing the service. The Company received $0.5 million for the nine months ended September 30, 2014 pursuant to this arrangement. The Company and Cash America entered into a new agreement in conjunction with the Spin-off for the Company to continue providing this service. The Company received $0.9 million for the nine months ended September 30, 2015 pursuant to this new agreement.

Prior to the issuance of the Senior Notes on May 30, 2014, all payments the Company owed Cash America, offset by any credits or fees Cash America owed the Company in connection with the transactions above, were made through the Affiliate Line of Credit agreement. See Note 5 for further discussion of this agreement. Since May 30, 2014, amounts due from or due to Cash America have been settled a month in arrears. The balance due from Cash America of $0.1 million as of September 30, 2015 is included in “Other receivables and prepaid expenses” in the consolidated balance sheets, the balance due to Cash America of $13.4 million as of September 30, 2014 is included in “Related party payables, net” in the consolidated balance sheets and the balance due to Cash America of $0.4 million as of December 31, 2014 is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Level 3: Unobservable inputs that are not corroborated by market data.

During the nine months ended September 30, 2015 and 2014, there were no transfers of assets or liabilities in or out of Level 1, Level 2 or Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015 and 2014 and December 31, 2014 are as follows (dollars in thousands):

	September 30,	Fair Value Measurements Using
	2015	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$10	$—	$10	$—
Non-qualified savings plan assets(1)	1,015	1,015	—	—
Contingent consideration	(6,140)	—	—	(6,140)
Total	$(5,115)	$1,015	$10	$(6,140)

	September 30,	Fair Value Measurements Using
	2014	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$29	$—	$29	$—
Non-qualified savings plan assets(1)	741	741	—	—
Total	$770	$741	$29	$—

	December 31,	Fair Value Measurements Using
	2014	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$(213)	$—	$(213)	$—
Non-qualified savings plan assets(1)	755	755	—	—
Total	$542	$755	$(213)	$—

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

The changes in the fair value of the contingent consideration, which is a Level 3 liability measured at fair value on a recurring basis, are summarized in the table below for the nine months ended September 30, 2015 (dollars in thousands):

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Contingent consideration	Total
Balance at December 31, 2014	$—	$—
Issuance of contingent consideration (see Note 2)	6,140	6,140
Balance at September 30, 2015	$6,140	$6,140

There have been no changes in the fair value of the contingent consideration since its issuance, and, therefore, no gain or loss recognized during the three months ended September 30, 2015.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At September 30, 2015 and 2014, there were no assets or liabilities recorded at fair value on a non-recurring basis.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of September 30, 2015 and 2014 and December 31, 2014 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	September 30,	Fair Value Measurements Using
	2015	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$34,310	$34,310	$—	$—
Short-term loans and line of credit accounts, net (1)	123,582	—	—	123,582
Installment loans and RPAs, net (1)	257,223	—	—	257,223
Restricted cash (2)	7,586	7,586	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$429,404	$41,896	$—	$387,508
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,976	$—	$—	$1,976
Promissory note	3,000	—	—	2,995
Senior notes	494,690	—	421,250	—
Total	$499,666	$—	$421,250	$4,971

	Balance at
	September 30,	Fair Value Measurements Using
	2014	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$104,241	$104,241	$—	$—
Short-term loans and line of credit accounts, net (1)	139,010	—	—	139,010
Installment loans and RPAs, net (1)	164,684	—	—	164,684
Investment in unconsolidated investee (2)(3)	6,000	—	—	6,000
Total	$413,935	$104,241	$—	$309,694
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,444	$—	$—	$1,444
Senior notes	494,021	—	500,000	—
Total	$495,465	$—	$500,000	$1,444

	Balance at
	December 31,	Fair Value Measurements Using
	2014	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$75,106	$75,106	$—	$—
Short-term loans and line of credit accounts, net (1)	140,905	—	—	140,905
Installment loans and RPAs, net (1)	182,706	—	—	182,706
Restricted cash (2)	7,780	7,780	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$413,200	$82,886	$—	$330,314
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,576	$—	$—	$1,576
Senior notes	494,181	—	491,250	—
Total	$495,757	$—	$491,250	$1,576

(1)	Short-term loans, line of credit accounts, installment loans and RPAs are included in “Loans and finance receivables, net” in the consolidated balance sheets.
(2)	Restricted cash and investment in unconsolidated investee are included in “Other assets” in the consolidated balance sheets.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(3)	See Note 4 for additional information related to the investment in unconsolidated investee.

Cash and cash equivalents and restricted cash bear interest at market rates and have original maturities of less than 90 days.

Short-term loans, line of credit accounts, installment loans and RPAs are carried in the consolidated balance sheet net of the allowance for estimated losses, which is calculated by applying historical loss rates combined with recent default trends to the gross receivable balance. The unobservable inputs used to calculate the fair value of these receivables include historical loss rates, recent default trends and estimated remaining loan term or expected RPA delivery term; therefore, the carrying value approximates the fair value. Short-term loans and line of credit accounts have relatively short maturity periods that are generally 12 months or less. The fair value of installment loans and RPAs is estimated using a discounted cash flow analysis, which considers interest rates on loans and discounts offered for receivables with similar terms to customers with similar credit quality. The carrying values of the Company’s installment loans and RPAs approximate the fair value of these loans and finance receivables. Unsecured installment loans typically have terms between two and 60 months.

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans the Company arranges for consumers on the third-party lenders’ behalf and is required to purchase any defaulted loans it has guaranteed. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company was $2.0 million, $1.4 million and $1.6 million as of September 30, 2015 and 2014 and December 31, 2014, respectively. The Company measures the fair value of its liability for third-party lender-owned consumer loans under Level 3 inputs. The fair value of these liabilities is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value of these liabilities approximates the fair value.

The Company measures the fair value of its long-term debt using Level 2 inputs. The fair value of the Company’s long term debt is estimated based on quoted prices in markets that are not active. As of September 30, 2015 and December 31, 2014, the Company’s Senior Notes had a lower fair market value than the carrying value based on the price of the last trade of the Senior Notes. As of September 30, 2014 the Company’s Senior Notes had a higher fair market value than the carrying value due to the difference in yield when compared to similar types of credit.

The Company measures the fair value of its investment in unconsolidated investee using Level 3 inputs. The fair value of the Company’s investment in unconsolidated investee is a private company, and financial information may not be readily available and therefore we estimated fair value based on the best available information at the measurement date. As of September 30, 2015 the Company estimated the fair value of its investment to be approximately equal to the book value.

12.	Condensed Consolidating Financial Statements

The Company’s Notes are unconditionally guaranteed by certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) and are not secured by our other subsidiaries (the “Non-Guarantor Subsidiaries”). The Guarantor Subsidiaries are 100% owned, all guarantees are full and unconditional, and all guarantees are joint and several. As a result of the guarantee arrangements, we are required to present the following condensed consolidating financial statements.

The condensed consolidating financial statements reflect the investments in subsidiaries of the Company using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Condensed consolidating financial statements of Enova International, Inc. (the “Parent”), its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of September 30, 2015 and for the three and nine months ended September 30, 2015 are shown on the following pages. Such statements as of and for the periods ended September 30, 2014 are not presented as the Parent has no independent assets or operations and the Non-Guarantor Subsidiaries were minor (as defined in Rule 3-10(h)(6) of Regulation S-X of the Securities Act, having total assets, stockholders’ equity, revenue, income (loss) before taxes and cash flows from operating activities of less than 3% of the Company’s corresponding consolidated amounts. The income (loss) before taxes for the Non-Guarantor Subsidiaries exceeded the 3% threshold for the three and nine months ended September 30, 2015, and as a result, the present condensed consolidating financial statements are provided.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2015

(dollars in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$32,408	$1,902	$—	$34,310
Loans and finance receivables, net	—	379,087	1,718	—	380,805
Income taxes receivable	36,400	(30,700)	(17)	—	5,683
Other receivables and prepaid expenses	205	19,502	71	—	19,778
Deferred tax assets	—	28,100	—	—	28,100
Property and equipment, net	—	48,646	168	—	48,814
Goodwill	—	271,568	—	—	271,568
Intangible assets, net	—	3,689	9	—	3,698
Investment in subsidiaries	221,265	12,021	—	(233,286)	—
Intercompany receivable	439,587	5	—	(439,592)	—
Other assets	12,790	14,608	—	—	27,398
Total assets	$710,247	$778,934	$3,851	$(672,878)	$820,154
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$16,281	$62,468	$332	$—	$79,081
Intercompany payables	—	439,587	5	(439,592)	—
Deferred tax liabilities	—	47,107	—	—	47,107
Long-term debt	494,690	—	—	—	494,690
Total liabilities	510,971	549,162	337	(439,592)	620,878
Commitments and contingencies
Stockholders' equity	199,276	229,772	3,514	(233,286)	199,276
Total liabilities and stockholders' equity	$710,247	$778,934	$3,851	$(672,878)	$820,154

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2015

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$164,590	$637	$—	$165,227
Cost of Revenue	—	65,201	413	—	65,614
Gross Profit	—	99,389	224	—	99,613
Expenses
Marketing	—	35,448	120	—	35,568
Operations and technology	—	18,093	497	—	18,590
General and administrative	100	22,256	271	—	22,627
Depreciation and amortization	—	3,871	11	—	3,882
Total Expenses	100	79,668	899	—	80,667
Income (Loss) from Operations	(100)	19,721	(675)	—	18,946
Interest expense, net	(13,172)	(120)	—	—	(13,292)
Foreign currency transaction loss	(212)	—	—	—	(212)
Income (loss) from equity investments in subsidiaries	13,185	(675)	—	(12,510)	—
Income (Loss) before Income Taxes	(299)	18,926	(675)	(12,510)	5,442
Provision for income taxes	(4,716)	5,741	—	—	1,025
Net Income (Loss)	$4,417	$13,185	$(675)	$(12,510)	$4,417
Other comprehensive loss, net of tax:
Foreign currency translation loss	(2,852)	(2,035)	(817)	2,852	(2,852)
Total other comprehensive loss, net of tax	(2,852)	(2,035)	(817)	2,852	(2,852)
Comprehensive Income (Loss)	$1,565	$11,150	$(1,492)	$(9,658)	$1,565

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2015

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$476,261	$922	$—	$477,183
Cost of Revenue	—	145,018	702	—	145,720
Gross Profit	—	331,243	220	—	331,463
Expenses
Marketing	—	84,148	283	—	84,431
Operations and technology	—	52,925	1,231	—	54,156
General and administrative	536	73,999	747	—	75,282
Depreciation and amortization	—	14,172	26	—	14,198
Total Expenses	536	225,244	2,287	—	228,067
Income (Loss) from Operations	(536)	105,999	(2,067)	—	103,396
Interest expense, net	(39,459)	(45)	3	—	(39,501)
Foreign currency transaction loss	(1,186)	—	(1)	—	(1,187)
Income (loss) from equity investments in subsidiaries	65,954	(2,078)	—	(63,876)	—
Income (Loss) before Income Taxes	24,773	103,876	(2,065)	(63,876)	62,708
Provision for income taxes	(15,038)	37,922	13	—	22,897
Net Income (Loss)	$39,811	$65,954	$(2,078)	$(63,876)	$39,811
Other comprehensive loss, net of tax:
Foreign currency translation loss	(1,060)	(174)	(886)	1,060	(1,060)
Total other comprehensive loss, net of tax	(1,060)	(174)	(886)	1,060	(1,060)
Comprehensive Income (Loss)	$38,751	$65,780	$(2,964)	$(62,816)	$38,751

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2015

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities	$4,298	$199,564	$(3,802)	$5,481	$205,541
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	—	(826,951)	(2,702)	—	(829,653)
Loans and finance receivables repaid	—	629,642	1,327	—	630,969
Acquisitions	—	(17,735)	—	—	(17,735)
Purchases of property and equipment	—	(28,566)	(118)	—	(28,684)
Capital contributions to subsidiaries	(4,298)	(5,755)	—	10,053	—
Other investing activities	—	10	—	—	10
Net cash used in investing activities	(4,298)	(249,355)	(1,493)	10,053	(245,093)
Cash Flows from Financing Activities
Payments for (proceeds from) member's equity	—	9,779	5,755	(15,534)	—
Net cash provided by (used in) financing activities	—	9,779	5,755	(15,534)	—
Effect of exchange rates on cash		53	(1,297)	—	(1,244)
Net decrease in cash and cash equivalents	—	(39,959)	(837)	—	(40,796)
Cash and cash equivalents at beginning of year	—	72,367	2,739	—	75,106
Cash and cash equivalents at end of period	$—	$32,408	$1,902	$—	$34,310

12.	Subsequent Events

Subsequent events have been reviewed through the date these financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

SEPARATION FROM CASH AMERICA

Prior to November 13, 2014, we were a wholly-owned subsidiary of Cash America International, Inc., or Cash America. On April 10, 2014, the Board of Directors of Cash America authorized management to review potential strategic alternatives, including a tax-free spin-off, for our separation. After evaluating alternatives for Enova, Cash America’s management recommended that Cash America’s Board of Directors pursue a tax-free spin-off for the separation. On October 22, 2014, after receiving a private letter ruling from the Internal Revenue Service, an opinion from Cash America’s tax counsel and a solvency opinion from an independent financial advisor, Cash America’s Board of Directors approved the spin-off. The distribution occurred at 12:01 am ET on November 13, 2014 (the “Spin-off”). Cash America’s shareholders received 0.915 shares of our stock for every one share of Cash America common stock held at the close of business on November 3, 2014, which was the record date for the distribution. Following the Spin-off, we became an independent, publicly traded company, and our shares of common stock are listed on the New York Stock Exchange under the symbol “ENVA.”

From 2011 to November 13, 2014, we owned all of the assets and incurred all of the liabilities related to Cash America’s e-commerce business, with some limited exceptions, in which case such assets were transferred to us and such liabilities were assumed by us pursuant to a Separation and Distribution Agreement upon completion of the Spin-off. On the Spin-off date, we entered into several other agreements with Cash America that govern the relationship between us and Cash America after completion of the Spin-off and provide for the allocation between us and Cash America of various assets, liabilities, rights and obligations (including insurance and tax-related assets and liabilities). Our guarantees of Cash America’s long-term indebtedness were also released in connection with the Spin-off. These agreements also include arrangements with respect to transitional services to be provided by Cash America to us and vice versa.

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services. In 2014, we extended approximately $2.2 billion in credit to borrowers. As of September 30, 2015, we offered or arranged loans to consumers in 33 states in the United States and in the United Kingdom, Australia, Canada, Brazil and China. We also offered financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund financings, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional consumer credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through September 30, 2015, we have completed over 34.5 million customer transactions and collected over ten terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include short-term loans, line of credit accounts, installment loans and receivables purchase agreements (“RPAs”).

We believe our customers highly value our services as an important component of their personal or business finances because our products are convenient, quick and often less expensive than other available alternatives. We attribute the success of our business to our advanced and innovative technology systems, the proprietary analytical models we use to predict loans and finance receivables performance, our sophisticated customer acquisition programs, our dedication to customer service and our talented employees.

We have developed proprietary underwriting systems based on data we have collected over our 11 years of experience. These systems employ advanced risk analytics to decide whether to approve financing transactions, to structure the amount and terms of the financings we offer pursuant to jurisdiction specific regulations and to provide customers with their funds quickly and efficiently. Our systems closely monitor collection and portfolio performance data that we use to continually refine the analytical models and statistical measures used in making our credit, purchase, marketing and collection decisions.

Our flexible and scalable technology platform allows us to process and complete customers’ transactions quickly and efficiently. In 2014, we processed approximately 4.5 million transactions, and we continue to grow our loans and finance receivables portfolio and increase the number of customers we serve through both desktop and mobile platforms. Our highly customizable technology platform allows us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In 2012, we launched a new product in the United States designed to serve near-prime customers, and in April 2014 we introduced a similar product in the United Kingdom. In June 2014 and July 2014, we launched pilot programs in Brazil and China, respectively, where we have begun arranging financing for borrowers through a third party lender in each country. In addition, in July 2014, we introduced a pilot program for a new line of credit product in the United States to serve the needs of small businesses. In June 2015 we further expanded our product offering by acquiring certain assets of a company that provides short-term working capital to small businesses by offering RPAs (see Note 2 in the Notes to Consolidated Financial Statements). These new products are intended to allow us to further diversify our product offerings, customer base and geographic scope. In the nine-month period ended September 30, 2015 we derived 76.7% of our total revenue from the United States and 23.3% of our total revenue internationally, with 92.4% of international revenue (representing 21.5% of our total revenue) generated in the United Kingdom. See “—Recent Regulatory Developments—Financial Conduct Authority” below for a discussion of the changes in our U.K. operations and our expectations for our U.K. business going forward.

We have been able to consistently acquire new customers and successfully generate repeat business from returning customers when they need financing. We believe our customers are loyal to us because they are satisfied with our products and services. We acquire new customers from a variety of sources, including visits to our own websites, mobile sites or applications, and through direct marketing, affiliate marketing, lead providers and relationships with other lenders. We believe that the online convenience of our products and our availability 24/7 to accept applications with quick results are important to our customers.

Once a potential new customer submits an application, we quickly provide a credit or purchase decision. If a loan or financing is approved we typically fund the loan or financing the next business day or, in some cases, the same day. During the entire process, from application through payment, we provide access to our in-house and well-trained customer service team. All of our operations, from customer acquisition through collections, are structured to build customer satisfaction and loyalty, in the event that a customer has a need for our products in the future. We have developed a series of sophisticated proprietary scoring models to support our various products. We believe that these models are an integral component of our operations and they allow us to complete a high volume of customer transactions while actively managing risk and the related credit quality of our loan and finance receivable portfolios. We believe our successful application of these technology innovations differentiates our capabilities relative to competitive platforms as evidenced by our history of strong growth and stable credit quality.

PRODUCTS AND SERVICES

Our online financing products provide customers with a deposit of funds to their bank account or onto a debit card in exchange for a commitment to repay the amount deposited plus fees, interest and/or revenue on the receivables purchased. We originate, arrange, guarantee or purchase short-term consumer loans, line of credit accounts, installment loans and RPAs. We have only one reportable segment that includes all of our online financial services.

•

Short-term consumer loans. Short-term loans are unsecured loans written by us or by a third-party lender through our credit services organization and credit access business programs, which we refer to as our CSO programs, that we arrange and guarantee. As of September 30, 2015, we offered or arranged short-term consumer loans in 23 states in the United States, the United Kingdom and Canada. Short-term loans generally have terms of seven to 90 days, with proceeds promptly deposited in the customer’s bank account or onto a debit card in exchange for a pre-authorized debit from their account. Due to the credit risk and high transaction costs of serving our customer segment, the interest and/or fees we charge are generally considered to be higher than the interest or fees charged to consumers with superior credit histories by banks and similar lenders who are typically unwilling to make unsecured loans to alternative credit consumers. Our short-term consumer loans contributed approximately 32.2% of our total revenue for the nine months ended September 30, 2015 and 32.6% for the nine months ended September 30, 2014.

Through our CSO programs, we provide services related to third-party lenders’ short-term consumer loan products by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under our CSO programs include credit-related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents, or CSO loans. Under our CSO programs, we guarantee consumer loan payment obligations to the third party lender in the event the customer defaults on the loan. When a consumer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the consumer, to provide certain services, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. For CSO loans, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. We in turn are responsible for assessing whether or not we will guarantee such loan. The guarantee represents an obligation to purchase specific loans, which generally have terms of less than 90 days, if they go into default. As of September 30, 2015 and 2014, the outstanding amount of active short-term consumer loans originated by third-party lenders under the CSO programs was $26.0 million and $35.4 million, respectively, which were guaranteed by us.

•

Line of credit accounts. We offer consumer line of credit accounts in eight states in the United States and business line of credit accounts in 20 states in the United States, which allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with their terms of the line of credit account. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit. As a result of regulatory changes in 2014, we discontinued offering line of credit accounts to new customers in the United Kingdom in late 2014 and effective January 1, 2015, we discontinued draws on existing accounts in the United Kingdom. Our line of credit accounts contributed approximately 29.4% of our total revenue for the nine months ended September 30, 2015 and 37.2% for the nine months ended September 30, 2014.

•

Installment loans. Installment loans are longer-term loans that generally require the pay-down of portions of the outstanding principal balance in multiple installments. We offer, or arrange through our CSO Programs, multi-payment unsecured installment loan products in 16 states in the United States and in the United Kingdom, Australia, Brazil and China. Generally, terms for our installment loan products are between two and 60 months. These loans generally have higher principal amounts than short-term loans. The loan may be repaid early at any time with no prepayment charges. Our installment loans contributed approximately 38.1% of our total revenue for the nine months ended September 30, 2015 and 30.1% for the nine months ended September 30, 2014.

We have been investing and will continue to invest in the growth of our near-prime installment lending portfolio, particularly loans with an annual percentage rate, or APR, at or below 36% and those through loan programs that we are establishing with a small number of banks.

Through our CSO programs, we provide services related to third-party lenders’ installment loan products by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Under our CSO programs, we guarantee consumer loan payment obligations to the third party lender in the event the customer defaults on the loan. When a consumer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the consumer, to provide certain services, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. For CSO loans, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. We in turn are responsible for assessing whether or not we will guarantee such loan. The guarantee represents an obligation to purchase specific loans, which have terms of four to 12 months, if they go into default. As of September 30, 2015 and 2014, the outstanding amount of active installment loans originated by third-party lenders under the CSO programs was $10.7 million and $40 thousand, respectively, which were guaranteed by us.

•

Receivables purchase agreements. Under RPAs, small businesses receive capital in exchange for a portion of the business’s future receivables at an agreed upon discount. In contrast, lending is a commitment to repay principal and interest. A small business customer who enters into a RPA commits to delivering a percentage of its receivables through ACH debits or by splitting credit card receipts until all purchased receivables are delivered. We offer RPAs in all 50 states and in Washington D.C. in the United States.

OUR MARKETS

We currently provide our services in the following countries:

•

United States. We began our online business in the United States in May 2004. As of September 30, 2015, we provided services in all 50 states and Washington D.C. We market our loan products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, Headway Capital at www.headwaycapital.com and The Business Backer at www.businessbacker.com. The United States represented 76.7% and 55.9% of our total revenue for the nine months ended September 30, 2015 and 2014, respectively.

•

United Kingdom. We provide services in the United Kingdom under the names QuickQuid at www.quickquid.co.uk, Pounds to Pocket at www.poundstopocket.co.uk and OnStride Financial at www.onstride.co.uk. We began our QuickQuid short-term consumer loan business in July 2007, our Pounds to Pocket installment loan business in September 2010, and our OnStride near-prime installment loan business in April 2014. We offered a line of credit product from March 2013 to December 2014 under the brand name QuickQuid FlexCredit. The United Kingdom represented 21.5% and 42.8% of our total revenue for the nine months ended September 30, 2015 and 2014, respectively. Our results from operations for the nine-month period ended September 30, 2014 do not include the full impact of changes in our U.K. operations resulting from regulatory and legislative changes. See “—Recent Regulatory Developments—Financial Conduct Authority” below for a discussion about the impact on our U.K. business.
•

Australia. We provide services under the name DollarsDirect at www.dollarsdirect.com.au in Australia, and we began providing services there in May 2009. Australia represented 0.9% and 0.5% of our total revenue for the nine months ended September 30, 2015 and 2014, respectively.

•

Canada. We began providing services in Canada in October 2009. As of September 30, 2015, we provide services in the provinces of Ontario, British Columbia, Alberta and Saskatchewan under the name DollarsDirect at www.dollarsdirect.ca. Canada represented 0.7% and 0.6% of our total revenue for the nine months ended September 30, 2015and 2014, respectively.

•

Brazil. On June 30, 2014, we launched a pilot program in Brazil where we arrange installment loans for a third party lender under the name Simplic at www.simplic.com.br. We plan to continue to invest and expand our lending in Brazil.

•

China. We launched a pilot program in China in July 2014 where, through our joint venture with a third-party lender, that lender makes loans in the province of Chongqing under the name YouXinYi at www.youxinyi.cn. Together with our joint venture partner, we are currently applying for a national license that will allow our joint-venture lending entity to lend throughout China. Our future plans for China will depend on whether our application is approved and the results of the expansion of lending nationwide in China.

The Company’s internet websites and the information contained therein or connected thereto are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q.

RECENT REGULATORY DEVELOPMENTS

Consumer Financial Protection Bureau

On March 26, 2015, the CFPB published its outline of proposals for regulating high-cost short-term loans, installment loans, open ended lines of credit, and other loans (the “CFPB Outline”). The CFPB published the CFPB Outline in preparation for convening a Small Business Review Panel to determine whether its proposal could have a significant economic impact on small businesses and not-for-profits.  The CFPB Outline does not include proposed or final rules, and any future rules could be significantly different from those in the CFPB Outline. The effective date for the implementation of final rules, while not yet defined by the CFPB, is not expected by the industry until 2016 or later. As a result, it is not currently possible to predict the ultimate scope, extent, nature, timing or effect of any rules eventually adopted and made effective by the CFPB. We cannot give any assurances that the effect of such rules will not have a material impact on our U.S. products and services.

On October 7, 2015, the CFPB published its outline of proposals to implement regulations regarding the use of arbitration clauses in contracts for consumer financial services (“Arbitration Outline”). The Arbitration outline seeks to determine the impact of prohibiting class-action waivers and publication of information regarding individual arbitration proceedings. The CFPB published the Arbitration Outline in preparation for convening a Small Business Review Panel to determine whether its proposal could have a significant economic impact on small businesses. The Arbitration Outline does not include proposed or final rules, and any future rules could be significantly different from those in the Arbitration Outline. The CFPB has not yet defined a date for any proposed rules nor has it defined the effective date for the implementation of final rules, but any final rule would apply to arbitration agreements entered after the final rule becomes effective (and will not apply to prior arbitration agreements). We cannot give any assurances that the effect of such rules will not have a material impact on our U.S. products and services.

Financial Conduct Authority

During the nine months ended September 30, 2015 and September 30, 2014, our U.K. operations generated 21.5% and 42.8%, respectively, of our consolidated total revenue. Regulatory changes in the United Kingdom during 2014 significantly affected previous results and will continue to affect future results from our U.K. operations as described below.

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

We have obtained interim permission from the FCA to provide consumer credit and to perform related activities and have submitted both of our applications to become approved for full authorization from the FCA to continue to provide consumer credit. In order to obtain full authorization, and as a threshold condition to maintaining our interim permission to provide consumer credit, we are required to demonstrate that we meet, and will continue to meet, certain minimum standards set out in the Financial Services and Markets Act 2000, or the FSMA, including satisfying the FCA that we can be “effectively supervised” by the FCA, as this term is defined in the FSMA. The FCA is expected to complete the process of reviewing applications for full authorization within one year of submission, and there is no guarantee that we will receive full authorization for either or both of our U.K. businesses.

On February 24, 2015, the FCA issued a consultation paper that, among other things, proposes to require that providers of high-cost short-term credit include a risk warning in all financial promotions and to amend the FCA rules to allow firms to introduce continuous payment authority to collect repayments where a customer is in arrears or default and the lender is exercising forbearance. The FCA published its response to this consultation on September 28, 2015, and confirmed the ability of firms to use continuous payment authority to collect repayments where a customer is in arrears or default and the lender is exercising forbearance. The FCA also imposed a number of regulatory changes on credit brokers and lenders operating in the high-cost-short-term credit market in the United Kingdom. The FCA now requires that providers of high-cost short-term credit include a risk warning in all financial promotions, including previously exempted size-limited ads like SMS text messages and pay-per-click ads. The majority of these changes came into force on November 2, 2015.

In addition, on August 13, 2015, the Competition & Markets Authority, or the CMA, published its final order which will require online lenders to publish details of their products on at least one price comparison website which is authorized by the FCA. The FCA launched its consultation in relation to price comparison website standards on October 28, 2015, with the consultation period due to close on January 28, 2016, and it is anticipated that the FCA will publish its standards in mid-2016 with an effective date at the end of 2016 or 2017. The CMA also ordered online and storefront lenders to provide existing customers with a summary of their cost of borrowing effective August 13, 2016.

We are subject to ongoing examination and review by the FCA. During 2014 we were in frequent communication with the FCA in an effort to demonstrate that we satisfy the expectations of the FCA, and we made significant modifications to many of our business practices to address the FCA’s requirements. These modifications included adjustments to our affordability assessment practices and underwriting standards that govern who will qualify for a loan from us, reductions in certain maximum loan amounts, alterations to advertising practices and adjustments to collections processes (including our practices related to continuous payment authority) and debt forbearance processes (or our practices regarding customers who have indicated they are experiencing financial difficulty). In addition, we previously did not have a physical presence in the United Kingdom as business functions were performed remotely from our facilities in the United States. In order to alleviate concerns in relation to our ability to presently demonstrate to the FCA that we are capable of being effectively supervised, we established an office in London in 2014 for the management of our U.K. business.

As previously reported, the FCA appointed an independent auditor, referred to as a skilled person under section 166 of the FSMA, to undertake a review of certain of our practices, as well as our ability to be effectively supervised. The first phase of that review identified certain of our former business practices that are deemed by the FCA to have caused some consumer detriment, the majority of which were during the limited time frame prior to complete implementation of our enhanced affordability assessment. On November 4, 2015, the FCA announced the final redress program, which will provide 3,940 customers total redress of approximately $2.6 million through a combination of loan balance waivers and cash refunds of interest and fees paid. The skilled person will oversee the execution of the redress program, which we expect to conclude in the early part of the first quarter of 2016. The remainder of the section 166 review has been completed and has not identified further activities deemed by the FCA to have caused consumer detriment or that are not in compliance with the FCA’s requirements.

In connection with implementing the changes described above to our U.K. business, we experienced a significant year-over-year decrease in our U.K. loan volume, U.K. loan balances and U.K. revenue during the nine-month period ended September 30. The implementation of stricter affordability assessments and underwriting standards resulted in a year-over-year decrease in the number of consumer loans written, the average consumer loan amount and the total amount of consumer loans written to new and returning customers. Additionally, we experienced an increase in compliance- and administrative-related costs for the United Kingdom, but the overall expenses of our U.K. business (including our cost of revenue) decreased as our U.K. business contracted. The ultimate impact of the changes we have made to our U.K. operations will be dependent on a number of factors (some of which may be unforeseen), including the effectiveness of our execution of the operational changes, the impact the FCA’s requirements may have on our competitors that could result in a potential increase in our market share, and consumer reaction to the changes occurring to our services, among other things. The decline in revenue and loan balances in the United Kingdom has been offset to an extent by improved performance of our U.K. consumer loan portfolio as a result of stricter affordability assessments and underwriting standards being implemented, which has resulted in lower consumer loan loss rates, and by continued strong demand for the online loan products we offer and receivables purchased in the United States and other markets. We are continuing to assess the impact of the changes we have made to our U.K. operations and what additional changes we may elect to implement and what effect such changes may have on our business, but our operating results will continue to be negatively impacted by the changes we made in 2014.

The results for the nine-month period ended September 30, 2014 do not include the full impact of the changes described above. The results for that period are not indicative of our future results of operations and cash flows from our operations in the United Kingdom.

Safe Harbor Provisions

On October 6, 2015, the European Court of Justice invalidated the so-called “Safe Harbor” framework, which previously evidenced compliance with the U.K. Data Protection Act and the European Union Data Protection Directive and allowed companies to pass European Union data to non-European Union countries if certain certification requirements were met by the company. Although many companies, including us, had Safe Harbor certification, the European Union and the United Kingdom provide other guidance regarding compliance with their data protection laws and regulations for companies who pass data outside the European Union.  In addition, there are circumstances under which a company is exempt from complying with those laws and regulations. Despite the invalidation of the Safe Harbor framework, we believe we are exempt from and/or in compliance with all E.U. and U.K. privacy laws and regulations.

Military Lending Act

On July 22, 2015, the Department of Defense published its final rule amending the Military Lending Act’s (“MLA’s”) implementing regulation. The new rule expands the scope of the credit products covered by the MLA. The rules under the MLA will restrict us from offering consumer loan products to covered borrowers at military annual percentage rate, which is defined by the rules, of more than 36%, and contain various disclosure requirements, limitations on renewals and refinancing, as well as restrictions on the use of prepayment penalties, arbitration provisions and certain waivers of rights. The rule provides that a lender is subject to fines and other penalties if it extends credit to a covered borrower on prohibited terms. The new rule provides a safe harbor for a lender if it verifies that an applicant is not a covered borrower before extending credit by checking the Department of Defense’s database or a database of a national credit reporting agency that provides military status information. The new rule is scheduled to become effective on October 3, 2016. Although compliance with the new rule could be complex and increase compliance costs, even if the new rule restricts us from making any of its credit products available to members of the military, their spouses or their dependents, we do not expect the new rule to have a material adverse impact on our financial condition or operating results once it goes into effect.

CRITICAL ACCOUNTING POLICIES

There have been no changes in critical accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

See Note 1 in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

RESULTS OF OPERATIONS

HIGHLIGHTS

Our financial results for the three-month period ended September 30, 2015, or the current quarter, are summarized below.

•

Domestic revenue increased $7.5 million, or 6.0%, to $133.6 million in the current quarter from $126.1 million for the three months ended September 30, 2014, or the prior year quarter, although consolidated total revenue decreased $40.0 million, or 19.5%, to $165.2 million in the current quarter compared to $205.2 million for the prior year quarter.

•	Consolidated gross profit decreased $32.7 million, or 24.7%, to $99.6 million in the current quarter compared to $132.3 million in the prior year quarter.
•	Consolidated income from operations decreased $24.1 million, or 55.9%, to $18.9 million in the current quarter, compared to $43.0 million in the prior year quarter.
•

Consolidated net income decreased $14.1 million, or 76.1%, to $4.4 million in the current quarter compared to $18.5 million in the prior year quarter. Consolidated diluted earnings per share was $0.13 in the current quarter compared to $0.56 in the prior year quarter.

•

Consolidated originations increased 21.8% in the current quarter compared to the three months ended June 30, 2015, or the prior quarter, primarily due to growth in our domestic near-prime product, which increased 25.7%, and the acceleration of U.K. loan originations to a 22.7% increase in the current quarter compared to the prior quarter from 19.2% for the prior quarter compared to the three months ended March 31, 2015. We experienced the largest number of new customer loan originations since the fourth quarter of 2013 and the largest dollar amount of new customer loan originations in Enova’s history.

Our results from operations for the three- and nine-month period ended September 30, 2014 do not include the full impact of changes in our U.K. operations made in 2014 resulting from several regulatory and legislative changes in 2014. We expect our future results of operations will continue to be adversely affected as a result of modifying many of our business practices to satisfy the requirements of the FCA, including stricter underwriting and affordability assessment guidelines, changes to our collection practices and increased compliance costs, including the cost of establishing and operating an office in the United Kingdom. See “—Recent Regulatory Developments—Financial Conduct Authority” above for further information.

OVERVIEW

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Loans and finance receivables revenue	$164,790	$204,604	$475,909	$614,466
Other	437	564	1,274	649
Total Revenue	165,227	205,168	477,183	615,115
Cost of Revenue	65,614	72,919	145,720	206,195
Gross Profit	99,613	132,249	331,463	408,920
Expenses
Marketing	35,568	33,393	84,431	92,699
Operations and technology	18,590	19,362	54,156	54,370
General and administrative	22,627	31,167	75,282	82,525
Depreciation and amortization	3,882	5,338	14,198	13,772
Total Expenses	80,667	89,260	228,067	243,366
Income from Operations	18,946	42,989	103,396	165,554
Interest expense, net	(13,292)	(13,136)	(39,501)	(25,201)
Foreign currency transaction loss	(212)	(155)	(1,187)	(555)
Income before Income Taxes	5,442	29,698	62,708	139,798
Provision for income taxes	1,025	11,213	22,897	50,629
Net Income	$4,417	$18,485	$39,811	$89,169
Diluted earnings per share	$0.13	$0.56	$1.21	$2.70

Revenue
Loans and finance receivables revenue	99.7%	99.7%	99.7%	99.9%
Other	0.3	0.3	0.3	0.1
Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue	39.7	35.5	30.5	33.5
Gross Profit	60.3	64.5	69.5	66.5
Expenses
Marketing	21.5	16.3	17.7	15.1
Operations and technology	11.3	9.4	11.3	8.8
General and administrative	13.7	15.2	15.8	13.4
Depreciation and amortization	2.3	2.6	3.0	2.3
Total Expenses	48.8	43.5	47.8	39.6
Income from Operations	11.5	21.0	21.7	26.9
Interest expense, net	(8.1)	(6.4)	(8.3)	(4.1)
Foreign currency transaction loss	(0.1)	(0.1)	(0.3)	(0.1)
Income before Income Taxes	3.3	14.5	13.1	22.7
Provision for income taxes	0.6	5.5	4.8	8.2
Net Income	2.7%	9.0%	8.3%	14.5%

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Income	$4,417	$18,485	$39,811	$89,169
Adjustments (net of tax):
Lease termination and relocation costs(a)	(94)	—	2,076	906
Intangible asset amortization	3	4	7	23
Stock-based compensation expense	1,725	55	4,152	164
Foreign currency transaction loss	154	97	754	354
Adjusted earnings	$6,205	$18,641	$46,800	$90,616

Diluted earnings per share	$0.13	$0.56	$1.21	$2.70
Adjustments (net of tax):
Lease termination and relocation costs(a)	—	—	0.06	0.03
Intangible asset amortization	—	—	—	—
Stock-based compensation expense	0.06	—	0.13	0.01
Foreign currency transaction loss	—	—	0.02	0.01
Adjusted earnings per share	$0.19	$0.56	$1.42	$2.75

(a)

In May 2015, the Company relocated its headquarters and as a result incurred $3.3 million of facility cease-use charges ($2.1 million net of tax) consisting of remaining lease obligations and disposal costs on its prior headquarters. During the current quarter we made adjustments to our lease termination costs. See Note 8 in the Notes to Consolidated Financial Statements for additional information.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Income	$4,417	$18,485	$39,811	$89,169
Depreciation and amortization expenses	3,882	5,338	14,198	13,772
Interest expense, net	13,292	13,136	39,501	25,201
Foreign currency transaction loss	212	155	1,187	555
Provision for income taxes	1,025	11,213	22,897	50,629
Stock-based compensation expense	2,625	87	6,541	257
Adjustment:
Lease termination and relocation costs(a)	(210)	—	3,270	1,415
Adjusted EBITDA	$25,243	$48,414	$127,405	$180,998

Adjusted EBITDA margin calculated as follows:
Total Revenue	$165,227	$205,168	$477,183	$615,115
Adjusted EBITDA	25,243	48,414	127,405	180,998
Adjusted EBITDA as a percentage of total revenue	15.3%	23.6%	26.7%	29.4%

(a)

In May 2015, the Company relocated its headquarters and as a result incurred $3.3 million of facility cease-use charges ($2.1 million net of tax) consisting of remaining lease obligations and disposal costs on its prior headquarters. During the current quarter we made adjustments to our lease termination costs.

Constant Currency Basis

In addition to reporting financial results in accordance with GAAP, we have provided certain other non-GAAP financial information on a constant currency basis. We operate in the United Kingdom, Australia, Canada and Brazil. During the three and nine months ended September 30, 2015, 19.1% and 23.3% of our revenue, respectively, originated in currencies other than the U.S. Dollar, principally the British Pound Sterling. As a result, changes in our reported revenue and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide constant currency assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. All conversion rates below are based on the U.S. Dollar equivalent to one of the applicable foreign currency:

	Three Months Ended
	September 30,
	2015	2014	% Change
British Pound	1.5502	1.6707	(7.2)%
Australian dollar	0.7264	0.9259	(21.5)%
Canadian dollar	0.7650	0.9191	(16.8)%
Brazilian real	0.2850	0.4405	(35.3)%

	Nine Months Ended
	September 30,
	2015	2014	% Change
British Pound	1.5329	1.6695	(8.2)%
Australian dollar	0.7638	0.9185	(16.8)%
Canadian dollar	0.7954	0.9144	(13.0)%
Brazilian real	0.3209	0.4373	(26.6)%

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

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2014

Revenue and Gross Profit

Revenue decreased $40.0 million, or 19.5%, to $165.2 million for the current quarter as compared to $205.2 million for the prior year quarter. On a constant currency basis, revenue decreased by $36.7 million, or 17.9% for the current quarter compared to the prior year quarter. The change in revenue is driven by a decrease in revenue of $47.5 million (or $44.2 million on a constant currency basis) from our international operations, primarily due to regulatory changes in the United Kingdom. The decrease in revenue from international operations was partially offset by an increase in revenue of $7.5 million from our domestic operations, primarily resulting from a 39.9% increase in domestic installment loan and RPA revenue in the current quarter compared to the prior year quarter driven by growth in our near-prime installment product.

Our gross profit decreased by $32.7 million to $99.6 million for the current quarter from $132.3 million for the prior year quarter. On a constant currency basis, gross profit decreased by $30.5 million for the current quarter compared to the prior year quarter. Our consolidated gross profit as a percentage of revenue, or our gross profit margin, decreased to 60.3% for the current quarter, from 64.5% for the prior year quarter. The decrease in gross profit margin was primarily due to lower gross profit margin from our international line of credit account product as that portfolio continued to wind down. Approximately three-quarters of our gross profit decrease is attributed to the U.K. line of credit account portfolio. Excluding that discontinued product, our gross profit margin decreased to 57.8% for the current quarter from 62.2% for the prior year quarter, primarily due to the decreased significance of the international operations to the aggregate portfolio. Our prior year quarter results from operations do not include the full impact of changes in our U.K. operations resulting from regulatory and legislative changes that occurred in 2014. See “—Recent Regulatory Developments—Financial Conduct Authority” above for further information. The lower gross profit margin was also impacted in the current quarter by the strong growth in our domestic near-prime installment portfolio and a higher percentage of loan originations for new customers. New customers tend to have a higher risk of default than customers with a history of successfully performing on their loan. Management expects the consolidated gross profit margin will continue to be influenced by the mix of loans to new and returning customers, the mix of outstanding loan products as product design and underwriting rules vary, and loan volumes for our U.K. business.

The following tables set forth the components of revenue and gross profit, separated by product and between domestic and international for the current quarter and the prior year quarter (in thousands):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Revenue by product:
Short-term loans	$54,549	$61,885	$(7,336)	(11.9)%
Line of credit accounts	43,832	80,909	(37,077)	(45.8)
Installment loans and RPAs	66,409	61,810	4,599	7.4
Total loans and finance receivables revenue	164,790	204,604	(39,814)	(19.5)
Other	437	564	(127)	(22.5)
Total revenue	$165,227	$205,168	$(39,941)	(19.5)%

Revenue by product (% to total):
Short-term loans	33.0%	30.2%
Line of credit accounts	26.5	39.4
Installment loans and RPAs	40.2	30.1
Total loans and finance receivables revenue	99.7	99.7
Other	0.3	0.3
Total revenue	100.0%	100.0%

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Domestic:
Revenue	$133,661	$126,130	$7,531	6.0%
Cost of revenue	59,056	55,058	3,998	7.3
Gross profit	$74,605	$71,072	$3,533	5.0
Gross profit margin	55.8%	56.3%	(0.5)%	(0.9)%
International:
Revenue	$31,566	$79,038	$(47,472)	(60.1)%
Cost of revenue	6,558	17,861	(11,303)	(63.3)
Gross profit	$25,008	$61,177	$(36,169)	(59.1)
Gross profit margin	79.2%	77.4%	1.8%	2.4%
Total:
Revenue	$165,227	$205,168	$(39,941)	(19.5)%
Cost of revenue	65,614	72,919	(7,305)	(10.0)
Gross profit	$99,613	$132,249	$(32,636)	(24.7)
Gross profit margin	60.3%	64.5%	(4.2%)	(6.5)%

Loan and Finance Receivable Balances

The outstanding combined portfolio balance of loans and finance receivables, net of allowance and liability for estimated losses, increased $77.8 million, or 23.0%, to $415.5 million as of September 30, 2015 from $337.7 million as of September 30, 2014, primarily due to increased demand for our domestic near-prime installment product and growth of our loan and finance receivables portfolios serving the needs of small businesses, partially offset by a reduction in international loan balances (down 33% on an constant currency basis) due to changes made in our U.K. business as a result of new regulatory requirements. The outstanding loan balance for our domestic near-prime product increased 94.4% in the current quarter compared to the prior year quarter resulting in a domestic near-prime portfolio balance that comprises more than one third of our total loan and finance receivables portfolio balance while domestic short-term loans comprised less than 13%. We expect this trend to continue as we expand our near-prime installment lending product later this year by establishing loan programs with a small number of banks. Additionally, our portfolio of loans and finance receivables serving the needs of small businesses has more than doubled each of the last few quarters and is approaching 10% of our total loan and finance receivables portfolio. Management expects the loan balances for its domestic near-prime installment loan product will continue to comprise a larger percentage of the total loan and finance receivable portfolio, due to consumer demand for these products and their longer loan term. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

The combined loan and finance receivable balance includes $445.5 million and $373.7 million as of September 30, 2015 and 2014, respectively, of our receivables balances before the allowance for losses of $64.7 million and $70.0 million provided in the consolidated financial statements for September 30, 2015 and 2014, respectively. The combined loan and finance receivable balance also includes $36.7 million and $35.4 million as of September 30, 2015 and 2014, respectively, of consumer loan balances that are guaranteed by us, which are not included in our financial statements, before the liability for estimated losses of $2.0 million and $1.4 million provided in “Accounts payable and accrued expenses” in the consolidated financial statements for September 30, 2015 and 2014, respectively.

The following tables summarize loan and finance receivable balances outstanding as of September 30, 2015 and 2014 (in thousands):

	As of September 30,
	2015			2014
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables balances:
Short-term loans	$62,208	$25,966	$88,174	$50,822	$35,389	$86,211
Line of credit accounts	89,142	—	89,142	128,275	—	128,275
Installment loans and RPAs	294,197	10,718	304,915	194,596	40	194,636
Total ending loans and finance receivables, gross	445,547	36,684	482,231	373,693	35,429	409,122
Less: Allowance and liabilities for losses(a)	(64,742)	(1,976)	(66,718)	(69,999)	(1,444)	(71,443)
Total ending loans and finance receivables, net	$380,805	$34,708	$415,513	$303,694	$33,985	$337,679
Allowance and liability for losses as a % of loans and finance receivables, gross	14.5%	5.4%	13.8%	18.7%	4.1%	17.5%

	As of September 30,
	2015			2014
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables:
Total domestic, gross	$369,775	$36,684	$406,459	$242,425	$35,429	$277,854
Total international, gross	75,772	—	75,772	131,268	—	131,268
Total ending loans and finance receivables, gross	$445,547	$36,684	$482,231	$373,693	$35,429	$409,122

(a)	GAAP measure. The consumer loan balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(b)	Except for allowance and liability for estimated losses, amounts represent non-GAAP measures.

Average Amount Outstanding per Loan

The average amount outstanding per loan is calculated as the total combined consumer loans, gross balance at the end of the period divided by the total number of combined consumer loans outstanding at the end of the period. The following table shows the average amount outstanding per loan by product at September 30, 2015 and 2014:

	As of September 30,
	2015	2014
Average amount outstanding per loan (in ones)(a)
Short-term loans(b)	$460	$447
Line of credit accounts	946	734
Installment loans(b)(c)	1,750	1,318
Total loans(b)(c)	$1,023	$794

(a)	The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(c)	Excludes RPAs.

The average amount outstanding per consumer loan increased to $1,023 from $794 during the current quarter compared to the prior year quarter, mainly due to a greater mix in the current quarter of installment loans, which have higher average amounts per loan relative to short-term loans, in the current quarter compared to the prior year quarter.

Average Loan Origination

The average loan origination amount is calculated as the total amount of combined loans originated and renewed for the period divided by the total number of combined consumer loans originated and renewed for the period. The following table shows the average loan origination amount by product for the current quarter compared to the prior year quarter:

	Three Months Ended
	September 30,
	2015	2014
Average loan origination amount (in ones) (a)
Short-term loans (b)	$467	$502
Line of credit accounts (c)	300	263
Installment loans (b)(d)	1,630	1,576
Total loans (b)(d)	$528	$488

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount increased to $528 from $488 during the current quarter compared to the prior year quarter, mainly due to a greater mix in the current quarter of installment loans, which have higher average amounts per loan relative to short-term loans. This increase was partially offset by a decrease in short-term loans, which have a lower average loan amount relative to installment loans.

LOANS AND FINANCE RECEIVABLES LOSS EXPERIENCE

The allowance and liability for estimated losses as a percentage of combined consumer loans and RPAs decreased to 13.8% as of September 30, 2015 from 17.5% as of September 30, 2014, primarily due to a greater concentration of our near-prime installment loans in the receivable portfolio and to a lesser extent, improved performance across most products, partially related to the maturing of our product offerings to include a higher percentage of customers with established payment histories and partially related to stricter underwriting standards for our U.K. business.

The cost of revenue in the current quarter was $65.6 million, which was composed of $65.1 million related to Company-owned loans and finance receivables and $0.5 million related to loans we guaranteed through the CSO programs. The cost of revenue in the prior year quarter was $72.9 million, which was composed of $73.0 million related to Company-owned loans and finance receivables offset by a $0.1 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $51.0 million and $69.5 million in the current quarter and the prior year quarter, respectively.

The following tables show loan and finance receivable balances and fees receivable and the relationship of the allowance and liability for losses to the combined balances of loans and finance receivables for each of the last five quarters (in thousands):

	2014		2015
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Loans and finance receivables:
Gross - Company owned	$373,693	$388,559	$330,275	$368,715	$445,547
Gross - Guaranteed by the Company(a)	35,429	36,270	25,355	31,539	36,684
Combined loans and finance receivables, gross(b)	409,122	424,829	355,630	400,254	482,231
Allowance and liability for losses on loans and finance receivables	71,443	66,524	52,165	52,689	66,718
Combined loans and finance receivables, net(b)	$337,679	$358,305	$303,465	$347,565	$415,513
Allowance and liability for losses as a % of loans and finance receivables, gross(b)	17.5%	15.7%	14.7%	13.2%	13.8%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
(b)	Non-GAAP measure.

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

Short-term Loans

Demand for our short-term loan product in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Softer demand for short-term loans in the United States combined with tighter underwriting standards in the United Kingdom due to changes in the regulatory environment resulted in lower year-over-year average balances. Short-term loan balances at the end of the third quarter of 2015 increased from those at the end of the second quarter of 2015 due to higher demand in the United Kingdom partially offset by lower demand in the United States because of macroeconomic factors such as low unemployment, rising wages and low gas prices.

Our gross profit margin for short-term loans is typically highest in the first quarter of each year, corresponding to the seasonal decline in consumer loan balances outstanding. The cost of revenue as a percentage of the average combined loan balance for short-term loans outstanding is typically lower in the first quarter and generally peaks in the second half of the year with higher loan demand. The cost of revenue as a percentage of the average combined loan balance of short-term loans was higher in the current quarter due to the stronger demand in the United Kingdom and a slight increase in delinquency in the domestic portfolio. The average short-term combined loan balance outstanding for short-term loans declined during 2014 and early 2015, primarily due to the changes in business practices in the United Kingdom.

The following table includes information related only to short-term loans and shows our loss experience trends for short-term loans for each of the last five quarters (in thousands):

	2014		2015
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Short-term loans:
Cost of revenue	$18,936	$14,984	$11,843	$14,299	$18,315
Charge-offs (net of recoveries)	19,630	17,803	13,908	12,683	17,226
Average short-term combined loan balance, gross:
Company owned(a)	55,296	49,083	52,307	52,677	60,399
Guaranteed by the Company(a)(b)	35,594	34,461	28,626	25,699	26,761
Average short-term combined loan balance, gross(a)(c)	$90,890	$83,544	$80,933	$78,376	$87,160
Ending short-term combined loan balance, gross:
Company owned	$50,822	$56,298	$49,012	$58,315	$62,208
Guaranteed by the Company(b)	35,389	36,263	24,394	27,717	25,966
Ending short-term combined loan balance, gross(c)	$86,211	$92,561	$73,406	$86,032	$88,174
Ending allowance and liability for losses	$18,857	$15,899	$13,650	$15,472	$16,380

Short-term loan ratios:
Cost of revenue as a % of average short-term combined loan balance, gross(a)(c)	20.8%	17.9%	14.6%	18.2%	21.0%
Charge-offs (net of recoveries) as a % of average short-term combined loan balance, gross(a)(c)	21.6%	21.3%	17.2%	16.2%	19.8%
Gross profit margin	69.4%	73.5%	76.7%	70.5%	66.4%
Allowance and liability for losses as a % of combined loan balance, gross(c)(d)	21.9%	17.2%	18.6%	18.0%	18.6%

(a)	The average short-term combined loan balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.

(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan balance, gross, is determined using period-end balances.

Line of Credit Accounts

The cost of revenue as a percentage of average loan balance for line of credit accounts exhibits a similar quarterly seasonal trend to short-term loan loss rates as the ratio is typically lower in the first quarter and increases throughout the remainder of the year, peaking in the second half of the year with higher loan demand.

The gross profit margin is generally lower for line of credit accounts as compared to short-term loans because the highest levels of default are exhibited in the early stages of the account, while the revenue is recognized over the term of the account. As a result, particularly in periods of higher growth for line of credit account portfolios the gross profit margin will be lower for this product than for our short-term loan products. Conversely, in periods of declining originations and portfolio contraction, as has been the case in recent periods, the gross profit margin will be higher for this product. The year-over-year decrease in the allowance for losses as a percentage of loan balance was primarily due to the decline during 2015 in the average line of credit balance as a result of changes in business practices in the United Kingdom. In the fourth quarter of 2014, we discontinued offering line of credit accounts to new customers in the United Kingdom, and effective January 1, 2015, we discontinued offering draws on existing accounts in the United Kingdom due to the FCA’s cap on the total cost of high-cost short-term credit that went into effect on January 2, 2015. See “—Recent Regulatory Developments—Financial Conduct Authority” for further discussion. As of September 30, 2015, the U.K. line of credit portfolio balance, net of allowance for losses, was $0.5 million compared to $45.7 million as of September 30, 2014. While the U.K. line of credit portfolio continued to decline during the current quarter, the domestic line of credit portfolio experienced its seasonal increase.

The following table includes information related only to line of credit accounts and shows our loss experience trends for line of credit accounts for each of the last five quarters (in thousands):

	2014		2015
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$25,913	$20,849	$7,813	$4,870	$13,048
Charge-offs (net of recoveries)	24,292	23,381	14,926	8,231	9,262
Average loan balance(a)	126,908	121,950	95,777	72,584	81,511
Ending loan balance	128,275	118,680	76,196	73,539	89,142
Ending allowance for losses balance	$22,672	$19,749	$12,340	$9,091	$12,873

Line of credit account ratios:
Cost of revenue as a % of average loan balance(a)	20.4%	17.1%	8.2%	6.7%	16.0%
Charge-offs (net of recoveries) as a % of average loan balance(a)	19.1%	19.2%	15.6%	11.3%	11.4%
Gross profit margin	68.0%	72.7%	86.0%	88.1%	70.2%
Allowance for losses as a % of loan balance(b)	17.7%	16.6%	16.2%	12.4%	14.4%

(a)	The average loan balance for line of credit accounts is the average of the month-end balances during the period.
(b)	Allowance for losses as a % of loan balance is determined using period-end balances.

Installment Loans

For installment loans, the cost of revenue as a percentage of average loan and finance receivable balance is typically more consistent throughout the year as compared to short-term loans. Due to the scheduled monthly or bi-weekly payments that are inherent with installment loans, we do not experience the higher level of repayments in the first quarter for these loans as we experience with short-term loans and, to a lesser extent, line of credit accounts.

The gross profit margin is generally lower for the installment loan product than for other loan products, primarily because the highest levels of default are exhibited in the early stages of the loan, while revenue is recognized over the term of the loan. In addition, installment loans typically have a higher average amount per loan. Another factor contributing to the lower gross profit margin is that the loan yield for installment loans is typically lower than the yield for the other loan products we offer. As a result, particularly in periods of higher growth for the installment loan portfolio, which has been the case in recent years, the gross profit margin is typically lower for this product than for our short-term loan products. Growth in our installment loan portfolio increased to 24.5% in the current quarter compared to the three months ended June 30, 2015 from 13.3% for the three months ended June 30, 2015 compared to the three months ended March 31, 2015. During the current quarter, we experienced lower gross profit margin than we experienced in the prior year quarter, primarily due to the high level of growth in our domestic near-prime installment portfolio and RPAs and a lower concentration of U.K. installment loans in the portfolio due to changes initiated in that market in 2014.

The following table includes information related only to our installment loans and shows our loss experience trends for installment loans for each of the last five quarters (in thousands):

	2014		2015
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Installment loans:
Cost of revenue	$28,070	$24,759	$18,914	$22,367	$34,251
Charge-offs (net of recoveries)	25,620	23,509	23,302	20,627	24,553
Average installment combined loan and finance receivable balance, gross:
Company owned(a)	186,298	201,799	208,668	217,121	265,253
Guaranteed by the Company(a)(b)	10	22	327	2,281	7,822
Average installment combined loan and finance receivable balance, gross (a)(c)	$186,308	$201,821	$208,995	$219,402	$273,075
Ending installment combined loan and finance receivable balance, gross:
Company owned	$194,596	$213,581	$205,067	$236,861	$294,197
Guaranteed by the Company(b)	40	7	961	3,822	10,718
Ending installment combined loan and finance receivable balance, gross (c)	$194,636	$213,588	$206,028	$240,683	$304,915
Ending allowance and liability for losses	$29,914	$30,876	$26,175	$28,126	$37,465

Installment loan ratios:
Cost of revenue as a % of average installment combined loan and finance receivable balance, gross(a)(c)	15.1%	12.3%	9.0%	10.2%	12.5%
Charge-offs (net of recoveries) as a % of average installment combined loan and finance receivable balance, gross (a)(c)	13.8%	11.6%	11.1%	9.4%	9.0%
Gross profit margin	54.6%	59.8%	67.8%	60.4%	48.4%
Allowance and liability for losses as a % of combined loan and finance receivable balance, gross(c)(d)	15.4%	14.5%	12.7%	11.7%	12.3%

(a)	The average installment combined loan and finance receivable balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan and finance receivable balance, gross, is determined using period-end balances.

Total Expenses

Total expenses decreased $8.6 million, or 9.6%, to $80.7 million in the current quarter, compared to $89.3 million in the prior year quarter. On a constant currency basis, total expenses decreased $6.9 million, or 7.7%, for the current quarter compared to the prior year quarter.

Marketing expense increased to $35.6 million in the current quarter compared to $33.4 million in the prior year quarter, primarily due to higher television and online marketing costs in both our domestic and international operations.

Operations and technology expense decreased to $18.6 million in the current quarter compared to $19.4 million in the prior year quarter, primarily reflecting decreased personnel costs resulting from lower incentive accruals as the prior year quarter financial performance was stronger on a year-over-year basis, and a decrease in customer service staffing due to the decline in the U.K. loan portfolios. These decreases were partially offset by an increase in transaction costs in our domestic operations.

General and administrative expense decreased $8.6 million, or 27.4%, to $22.6 million in the current quarter compared to $31.2 million in the prior year quarter, primarily due to lower incentive accruals as the prior year quarter financial performance was stronger on a year-over-year basis, lower third-party legal and compliance costs associated with the regulatory changes in the United Kingdom during 2014, and lower incremental standalone expenses in the current quarter compared to corporate services costs allocated from Cash America in the prior year quarter.

Depreciation and amortization expense decreased $1.4 million, or 27.3%, in the current quarter compared to the prior year quarter, primarily due to the acceleration of depreciation in the prior year quarter resulting from the early termination of our lease for the relocation of our headquarters that occurred in 2015.

Interest Expense, Net

Interest expense, net increased $0.2 million, or 1.2%, to $13.3 million in the current quarter compared to $13.1 million in the prior year quarter. The increase was primarily due to an increase in the average amount of debt outstanding, which increased $0.6 million to $494.6 million during the current quarter from $494.0 million during the prior year quarter.

Provision for Income Taxes

Provision for income taxes decreased $10.2 million, or 90.9%, to $1.0 million in the current quarter compared to $11.2 million in the prior year quarter. The decrease was primarily due to an 81.7% decrease in income before income taxes and a decrease in the effective tax rate to 18.8% in the current quarter from 37.8% in the prior year quarter. The decrease in the effective tax rate in the current quarter is mainly due to changes in prior year taxes from the filing of the 2014 tax returns.

As of the current quarter, the Company has no unrecognized tax benefits.  The Company records interest and penalties related to tax matters as income tax expense in the consolidated statement of income.

The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. Generally, tax years 2011 through 2014 remain open to examination by the Internal Revenue Service or other tax jurisdictions to which the Company is subject.  The IRS is currently examining the 2011 through 2013 tax years when the Company was included as part of consolidated tax returns with Cash America and its affiliated companies.

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2014

Revenue and Gross Profit

Revenue decreased $137.9 million, or 22.4%, to $477.2 million for the nine-month period ended September 30, 2015, or current nine-month period, as compared to $615.1 million for the nine-month period ended September 30, 2014, or prior year nine-month period. On a constant currency basis, revenue decreased by $126.9 million, or 20.6% for the current nine-month period compared to the prior year nine-month period. The change in revenue is driven by a decrease in revenue of $160.0 million (or $149.0 million on a constant currency basis) from our international operations, primarily due to regulatory changes in the United Kingdom. The decrease in revenue from international operations was partially offset by an increase in revenue of $22.1 million from our domestic operations, primarily resulting from growth in our near-prime installment product.

Gross profit decreased by $77.4 million to $331.5 million for the current nine-month period from $408.9 million for the prior year nine-month period. On a constant currency basis, gross profit decreased by $68.3 million for the current nine-month period compared to the prior year nine-month period. Our consolidated gross profit as a percentage of revenue, or our gross profit margin, increased to 69.5% for the current nine-month period, from 66.5% for the prior year nine-month period. The increase in gross profit as a percentage of revenue was primarily due to lower loss experience from our international line of credit product and to a lesser degree our installment loan products, mainly as a result of improved delinquency, increased collections and a higher percentage of recoveries relative to charge-offs during the period. Approximately half of our gross profit decrease is attributed to the U.K. line of credit account portfolio. Excluding that discontinued product, our gross profit margin decreased to 65.9% for the current nine-month period, from 66.8% for the prior year nine-month period. In 2014, we made refinements to our underwriting models partially as a result of the changes made to our U.K. business in response to the requirements of the FCA. Our prior year nine-month period results from operations do not include the full impact of changes in our U.K. operations resulting from regulatory and legislative changes that occurred in 2014. See “—Recent Regulatory Developments—Financial Conduct Authority” above for further information.

The following tables set forth the components of revenue and gross profit, separated by product and between domestic and international for the current nine-month period and the prior year nine-month period (in thousands):

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Revenue by product:
Short-term loans	$153,905	$200,570	$(46,665)	(23.3)%
Line of credit accounts	140,400	228,839	(88,439)	(38.6)
Installment loans and RPAs	181,604	185,057	(3,453)	(1.9)
Total loans and finance receivables revenue	475,909	614,466	(138,557)	(22.5)
Other	1,274	649	625	96.3
Total revenue	$477,183	$615,115	$(137,932)	(22.4)%

Revenue by product (% to total):
Short-term loans	32.2%	32.6%
Line of credit accounts	29.4	37.2
Installment loans and RPAs	38.1	30.1
Total loans and finance receivables revenue	99.7	99.9
Other	0.3	0.1
Total revenue	100.0%	100.0%

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Domestic:
Revenue	$366,134	$344,003	$22,131	6.4%
Cost of revenue	133,135	122,892	10,243	8.3
Gross profit	$232,999	$221,111	$11,888	5.4
Gross profit margin	63.6%	64.3%	(0.7)%	(1.1)%
International:
Revenue	$111,049	$271,112	$(160,063)	(59.0)%
Cost of revenue	12,585	83,303	(70,718)	(84.9)
Gross profit	$98,464	$187,809	$(89,345)	(47.6)
Gross profit margin	88.7%	69.3%	19.4%	28.0%
Total:
Revenue	$477,183	$615,115	$(137,932)	(22.4)%
Cost of revenue	145,720	206,195	(60,475)	(29.3)
Gross profit	$331,463	$408,920	$(77,457)	(18.9)
Gross profit margin	69.5%	66.5%	3.0%	4.5%

Average Loan Origination

The average loan origination amount is calculated as the total amount of combined loans originated and renewed for the period divided by the total number of combined consumer loans originated and renewed for the period. The following table shows the average loan origination amount by product for the current nine-month period compared to the prior year nine-month period:

	Nine Months Ended
	September 30,
	2015	2014
Average loan origination amount (in ones) (a)
Short-term loans (b)	$475	$515
Line of credit accounts (c)	284	273
Installment loans (b)(d)	1,661	1,399
Total loans (b)(d)	$522	$489

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our financial statements.

(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount increased to $522 from $489 during the current nine-month period compared to the prior year nine-month period, mainly due to a greater mix in the current nine-month period of installment loans, which have higher average amounts per loan relative to short-term loans. This increase was partially offset by a decrease in short-term loans, which have a lower average loan amount relative to installment loans.

Loans and Finance Receivables Loss Experience

The allowance and liability for estimated losses as a percentage of combined consumer loans and RPAs decreased to 13.8% as of September 30, 2015 from 17.5% as of September 30, 2014, primarily due to a greater concentration of our near-prime installment loans in the receivable portfolio and to a lesser extent, improved performance across most products, partially related to the maturing of our product offerings to include a higher percentage of customers with established payment histories and partially related to stricter underwriting standards for our U.K. business.

The cost of revenue in the current nine-month period was $145.7 million, which was composed of $145.3 million related to Company-owned loans and finance receivables and $0.4 million related to loans we guaranteed through the CSO programs. The cost of revenue in the prior year nine-month period was $206.2 million, which was composed of $206.8 million related to Company-owned loans and finance receivables offset by a $0.6 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $144.7 million and $219.0 million in the current nine-month period and the prior year nine-month period, respectively.

Total Expenses

Total expenses decreased $15.3 million, or 6.3%, to $228.1 million in the current nine-month period, compared to $243.4 million in the prior year nine-month period. On a constant currency basis, total expenses decreased $11.0 million, or 4.5%, for the current nine-month period compared to the prior year nine-month period.

Marketing expense decreased to $84.4 million in the current nine-month period compared to $92.7 million in the prior year nine-month period. Lower domestic and international lead generation costs and lower online marketing costs in our international operations were partially offset by higher domestic direct mail and other marketing costs.

Operations and technology expense decreased to $54.2 million in the current nine-month period compared to $54.4 million in the prior year nine-month period, primarily reflecting lower incentive accruals as the prior year nine-month period financial performance was stronger, partially offset by increased third-party hardware and software expenses.

General and administrative expense decreased $7.2 million, or 8.8%, to $75.3 million in the current nine-month period compared to $82.5 million in the prior year nine-month period, primarily due to lower incentive accruals as the prior year nine-month period financial performance was stronger on a year-over-year basis and lower incremental standalone expenses in the current nine-month period compared to corporate services costs allocated from Cash America in the prior year nine-month period.

Depreciation and amortization expense increased $0.4 million, or 3.1%, in the current nine-month period compared to the prior year nine-month period, primarily due to the acceleration of depreciation and a higher depreciable asset base resulting from the office relocation of our headquarters in the current nine-month period.

Interest Expense, Net

Interest expense, net increased $14.3 million, or 56.7%, to $39.5 million in the current nine-month period compared to $25.2 million in the prior year nine-month period. The increase was due to an increase in the weighted average interest rate on our outstanding debt to 10.00% in the current nine-month period from 7.36% in the prior year nine-month period, and an increase in the average amount of debt outstanding, which increased $56.2 million to $494.5 million during the current nine-month period from $438.3 million during the prior year nine-month period.

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

Provision for Income Taxes

Provision for income taxes decreased $27.7 million, or 54.8%, to $22.9 million in the current nine-month period compared to $50.6 million in the prior year nine-month period. The decrease was primarily due to a 55.1% decrease in income before income taxes which was partially offset by a slight increase in the effective tax rate to 36.5% in the current nine-month period from 36.2% in the prior year nine-month period.

The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. Generally, tax years 2011 through 2014 remain open to examination by the Internal Revenue Service or other tax jurisdictions to which the Company is subject. The IRS is currently examining the 2011 through 2013 tax years when the Company was included as part of consolidated tax returns with Cash America and its affiliated companies.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

Historically, we have generated significant cash flow through normal operating activities for funding both long-term and short-term needs. Our near-term liquidity is managed to ensure that adequate resources are available to fund our seasonal working capital growth, which is driven by demand for our loan products. In addition to operating cash flows, liquidity was historically provided by affiliate advances from Cash America that were evidenced through borrowings under an intercompany credit agreement with Cash America. Our credit agreement with Cash America permitted us to borrow, repay and re-borrow funds from Cash America on a revolving credit basis in a maximum amount equal to $450 million. On May 30, 2014, we issued and sold the Notes, as further discussed below under “Senior Notes.” On May 14, 2014, we entered into our credit agreement, which was amended on March 25, 2015 and November 5, 2015, as further described below under “Credit Agreement.” As of November 10, 2015, our available borrowings under the Credit Agreement were $53.4 million. We expect that our operating needs will be satisfied by a combination of cash flows from operations, borrowings under our Credit Agreement and securitization or sale of loans and finance receivables.

As of September 30, 2015, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending to consumers that would reduce cash outflow requirements while increasing cash inflows through repayments of consumer loans. Additional alternatives may include the securitization or sale of assets and reductions in capital spending which could be expected to generate additional liquidity.

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

The Notes are governed by an Indenture, or the Indenture, dated May 30, 2014, between us, our domestic subsidiaries, as Guarantors, and the trustee. The Notes bear interest at a rate of 9.75% per year on the principal amount of the Notes, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2014. The Notes will mature on June 1, 2021. The Notes are senior unsecured debt obligations of Enova and are unconditionally guaranteed by our domestic subsidiaries. The Indenture contains certain covenants that, among other things, limit our and certain of our subsidiaries’ ability to incur additional debt, acquire or create new subsidiaries, create liens, engage in certain transactions with affiliates and consolidate or merge with or into other companies. The Indenture provides for customary events of default, including non-payment of interest and principal when due and failure to comply with covenants or other agreements in the Indenture.

Credit Agreement

On March 25, 2015, we and certain of our domestic subsidiaries, as guarantors, entered into an amendment to our revolving credit facility with Jefferies Finance LLC, as administrative agent. The March 25, 2015 amendment reduced our unsecured revolving line of credit to $65.0 million (from $75.0 million) and increased an additional senior secured indebtedness basket to the greater of $20.0 million or 2.75% of consolidated total assets (as defined in the Credit Agreement) (from $15.0 million or 2% of consolidated total assets). In addition, the March 25, 2015 amendment revised certain definitions and provisions relating to limitations on indebtedness, investments, dispositions, fundamental changes and burdensome agreements to allow certain of our foreign subsidiaries, which opt to become guarantors of our obligations under the Credit Agreement, to be treated as domestic subsidiaries for purposes of those provisions.

On November 5, 2015 we and certain of our domestic subsidiaries, as guarantors, entered into an amendment to the Credit Agreement, which further reduced our unsecured revolving line of credit to $60.0 million (from $65.0 million) and increased the maximum allowable leverage ratio as defined in the Credit Agreement to 3.75 to 1.00 (from 3.00 to 1.00) solely for the fiscal quarters ending December 31, 2015 and March 31, 2016. In addition, the November 5, 2015 amendment (i) revised certain definitions and provisions to clarify the treatment of securitization subsidiaries as defined in the credit agreement, and (ii) clarified the treatment of operating leases under the credit agreement in light of contemplated changes to accounting treatment concerning such operating leases.

Our Credit Agreement will mature on June 30, 2017. The revolving line of credit under the Credit Agreement was undrawn as of November 10, 2015. We had standby letters of credit of $6.6 million under our Credit Agreement as of November 10, 2015.

Financial Conduct Authority

See “—Recent Regulatory Developments—Financial Conduct Authority” for a discussion of changes we have made to our U.K business practices in response to the requirements of the FCA and the cap on the total cost of credit in the United Kingdom. We have experienced a decline in working capital necessary to operate our U.K. consumer loan business as consumer loans outstanding, revenue and cost of revenue declined during the second half of 2014 and into 2015 as we adjusted our business practices and loan products. If we continue to be successful in acquiring new or returning customers over the remainder of 2015, our U.K consumer loan business may experience an increase in working capital necessary to operate the business.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash flows provided by operating activities	$205,541	$357,800
Cash flows used in investing activities
Loans and finance receivables	$(198,684)	$(209,071)
Acquisitions	(17,735)	—
Property and equipment additions	(28,684)	(9,858)
Other investing activities	10	8
Total cash flows used in investing activities	$(245,093)	$(218,921)
Cash flows used in financing activities	$—	$(78,674)

Operating Activities

Net cash provided by operating activities decreased $152.3 million, or 42.6%, to $205.5 million for the current nine-month period from $357.8 million for the prior year nine-month period. The decrease was primarily driven by a $60.5 million decrease in cost of revenue, a non-cash expense, during the current nine-month period, and a $49.4 million decrease in net income.

Other significant changes in net cash provided by operating activities for the current nine-month period compared to the prior year nine-month period included cash flows from the following activities:

•

changes in the related party payable, net balance resulted in a $13.4 million decrease in net cash provided by operating activities in the prior year nine-month period primarily due to income taxes paid by Cash America on our behalf;

•	changes in current income taxes payable resulted in a $12.4 million decrease in net cash provided by operating activities primarily due to our 2014 extension and 2015 quarterly estimated tax payments;

•

changes in deferred income taxes, net, resulted in a $9.1 million decrease in net cash provided by operating activities, primarily due to increases in deferred tax assets related to the deferred finish out allowance and stock based employee compensation plans offset by a decrease in deferred tax assets related to allowance and liability for losses; and

•

changes in accounts payable and accrued expenses resulted in a $5.4 million decrease in net cash provided by operating activities, primarily due to higher annual cash incentive payments in the current nine-month period compared to the prior year nine-month period, partially offset by the receipt during the current nine-month period of an allowance related to the improvements made to the Company’s new headquarters.

Management believes cash flows from operations and available cash balances and borrowings under our Credit Agreement will be sufficient to fund our future operating liquidity needs. We may seek additional liquidity, including the securitization or sale of loans and finance receivables and borrowings under our Credit Agreement, to help fund the expansion of our domestic and international lending and for other business initiatives.

Investing Activities

Net cash used in investing activities increased $26.2 million, or 12.0%, for the current nine-month period compared to the prior year nine-month period, primarily due to an $18.9 million increase in cash used for the purchase of property and equipment, and $17.7 million used for the purchase of certain assets of a small business financing company in Cincinnati, Ohio. These increases were partially offset by a decrease of $10.4 million in cash invested in loans and finance receivables due to a lower level of loans originated or acquired. The implementation of stricter affordability assessments and underwriting standards in the United Kingdom contributed to this decrease in net cash used in investing activities.

Expenditures for property and equipment increased $18.9 million to $28.7 million in the current nine-month period compared to $9.8 million in the prior year nine-month period, primarily for costs related to the relocation of our headquarters. Management anticipates that total expenditures for property and equipment will be between $32 million and $35 million for the twelve months ended December 31, 2015, primarily for finish-out and furnishings related to the relocation of our headquarters and continued development activities related to our technology platform and the purchase of computer hardware.

Financing Activities

We had no cash flows from financing activities in the current nine-month period. In the prior year nine-month period, we issued the Notes and entered into the Credit Agreement. We used all of the net proceeds of the Notes offering, or $479.0 million, to repay all of our intercompany indebtedness due to Cash America, which was $361.4 million as of May 30, 2014, and the remaining net proceeds were used to pay a significant portion of $122.4 million in cash dividends we paid to Cash America, of which $120.7 million was paid on May 30, 2014 and $1.7 million was paid on June 30, 2014. Also, we incurred $16.3 million of debt issuance costs in the prior year nine-month period resulting from the issuance of the Notes and the Credit Agreement. See “—Senior Notes” and “—Credit Facility” above for additional information about the Notes and Credit Agreement, respectively. In addition, cash flows used in financing activities for the prior year nine-month period reflects $70.3 million of net payments to Cash America (excluding the $361.4 million repayment on May 30, 2014).

OFF-BALANCE SHEET ARRANGEMENTS

In certain markets, we arrange for consumers to obtain consumer loan products from independent third-party lenders through our CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loan. When a customer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan received by the customer from the third-party lender if the customer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default, which generally occurs after one payment is missed. As of September 30, 2015 and 2014, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $36.7 million and $35.4 million, respectively, which were guaranteed by us.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2015 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the Risk Factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except as previously reported in “Item 1A. Risk Factors” in our quarterly report on Form 10-Q for the quarter ended June 30, 2015 and as set forth below.

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

On March 26, 2015, the CFPB published its outline of proposals for regulating high-cost short-term loans, installment loans, open ended lines of credit, and other loans (the “CFPB Outline”). The CFPB published the CFPB Outline in preparation for convening a Small Business Review Panel to determine whether its proposal could have a significant economic impact on small businesses and not-for-profits.  The CFPB Outline does not include proposed or final rules, and any future rules could be significantly different from those in the CFPB Outline. The effective date for the implementation of final rules, while not yet defined by the CFPB, is not expected by the industry until early 2017 or later. As a result, it is not currently possible to predict the ultimate scope, extent, nature, timing or effect of any rules eventually adopted and made effective by the CFPB.  However, if the CFPB adopts any rules or regulations that significantly restrict the conduct of our business, any such rules or regulations could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows or could make the continuance of all or part of our U.S. business impractical or unprofitable. Any new rules or regulations adopted by the CFPB could also result in significant compliance costs.

Due to restructuring of the consumer credit regulatory framework in the United Kingdom, we are required to obtain full authorization from our U.K. regulators to continue providing consumer credit and perform related activities in the United Kingdom, and there is no guarantee that we will receive full authorization to continue offering consumer loans in the United Kingdom.

We have obtained interim permission from the FCA to provide consumer credit and perform related activities. We are required to apply for and obtain full authorization from the FCA to continue to provide consumer credit. We submitted our application for full authorization before the February 28, 2015 deadline for providers of high-cost short term credit, and we submitted our application for our near-prime lending business before the August 31, 2015 deadline. In order to obtain full authorization, and as a threshold condition to maintaining our interim permission to provide consumer credit in the United Kingdom, we are required to demonstrate that we satisfy, and will continue to satisfy, certain minimum standards set out in the FSMA, including certain specified “threshold conditions,” and this may result in additional costs to us that could be significant. As a “threshold condition” to maintaining our interim permission and to obtaining and retaining full authorization, the FCA must be satisfied that we can be “effectively supervised” by the FCA, as this term is defined in the FSMA. The FCA informed us that it had concerns that we could not be “effectively supervised” given our previous structure with all of our operations conducted outside of the United Kingdom. We have historically performed substantially all of our U.K. business operations from the United States, as business functions have been performed remotely from our U.S. facilities. In order to alleviate the FCA’s concerns in relation to our ability to presently demonstrate to the FCA that we are capable of being effectively supervised, we have established an office as well as the management of our U.K. business in the United Kingdom. Furthermore, the FCA must approve certain individuals conducting “controlled functions” with respect to the operation and management of our U.K. business. All of these changes will result in additional costs to us. We are in frequent communication with the FCA regarding our activities to address the FCA’s concerns about the threshold conditions. The FCA has the power to revoke our interim permission to conduct a consumer credit business if it determines we do not meet the threshold conditions. Additionally, the FCA could elect to impose additional conditions that could delay the authorization process, further increase our compliance costs or require further changes to the conduct of our U.K. business that could have a material adverse effect on our U.K. operations.

The FCA is expected to complete the process of reviewing applications for full authorization within one year of submission, and there is no guarantee that we will receive full authorization for either or both of our U.K. businesses. If we do not receive full authorization for either of our U.K. lending businesses, we will have to cease that business.

Competition regulators in the United Kingdom completed a review of our industry and, as a result of the findings, the FCA is likely to require lenders to implement additional changes to their operations, which could have a negative effect on our operations in the United Kingdom.

In June 2013, the Office of Fair Trading, or the OFT, referred the payday lending industry in the United Kingdom to the Competition Commission, which is now the Competition & Markets Authority, or the CMA, for a market investigation. The CMA gathered data from industry participants, including us, in connection with its review of the U.K. payday lending industry to determine whether certain features of the payday lending industry prevent, restrict or distort competition (which is also referred to as having an adverse effect on competition) and, if so, what remedial action should be taken.

On June 11, 2014, the CMA released a provisional findings report in which it indicated that it believes that many payday lenders fail to compete on price and indicated that it will look at potential ways to increase price competition. The CMA also announced the expansion of its review of the payday lending industry to include lead generators. The CMA announced its provisional decision on remedies on October 9, 2014, and published its final report on February 24, 2015. On August 13, 2015, the CMA published its final order which will require online lenders to publish details of their products on at least one price comparison website which is authorized by the FCA. The FCA launched its consultation in relation to price comparison website standards on October 28, 2015, with the consultation period due to close on January 28, 2016, and it is anticipated that the FCA will publish its standards in mid-2016 with an effective date at the end of 2016 or 2017. The CMA also ordered online and storefront lenders to provide existing customers with a summary of their cost of borrowing effective August 13, 2016.

The CMA also published guidance on the unfair contract provisions in the Consumer Rights Act of 2015, which sets out the CMA’s understanding of the provisions in the act which deal with unfair contract terms and notices. The guidance supersedes the general unfair contract terms guidance issued by the OFT.

The remedies that are likely to be implemented by the FCA could have a negative effect on our operations in the United Kingdom.

Judicial decisions, CFPB rule-making or amendments to the Federal Arbitration Act could render the arbitration agreements we use, including class-action waivers, illegal or unenforceable.

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

In addition, the U.S. Congress has considered legislation that would generally limit or prohibit mandatory arbitration agreements in consumer contracts and has enacted legislation with such a prohibition with respect to certain mortgage loan agreements and also certain consumer loan agreements to members of the military on active duty and their dependents. Further, the Dodd-Frank Act directed the CFPB to study consumer arbitration and report to the U.S. Congress, and it authorized the CFPB to adopt rules limiting or prohibiting consumer arbitration, consistent with the results of its study. In March 2015, the CFPB released its final report on consumer arbitration. On October 7, 2015, the CFPB published its outline of proposals to implement regulations regarding the use of arbitration clauses in contracts for consumer financial services (“Arbitration Outline”). The Arbitration Outline seeks to determine the impact of prohibiting class-action waivers and publication of information regarding individual arbitration proceedings. The CFPB published the Arbitration Outline in preparation for convening a Small Business Review Panel to determine whether its proposal could have a significant economic impact on small businesses. The Arbitration Outline does not include proposed or final rules, and any future rules could be significantly different from those in the Arbitration Outline. The CFPB has not yet defined a date for any proposed rules nor has it defined the effective date for the implementation of final rules, but any final rule would apply to arbitration agreements entered into after the final rule becomes effective (and will not apply to prior arbitration agreements).

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

In addition, the CFPB has indicated its intention to examine compliance with federal laws and regulations by lead providers and to scrutinize the flow of non-public, private consumer information between lead providers and lead buyers, such as us. We also expect that the ongoing regulatory review of consumer lending in the United Kingdom may lead to increased restrictions on the operations and/or use of lead providers. On December 1, 2014, the FCA published a policy statement which set out its concerns about the practices of some credit brokers which charge upfront fees to consumers.  It also introduced new rules targeted at ensuring that key features of brokers’ relationships with consumers are transparent, which came into effect on January 2, 2015. In addition, in its February 24, 2015 final report regarding the payday industry, the CMA recommended that the FCA take steps to ensure that lead generators explain how they operate much more clearly to customers, including that lead generators be required to state that application details are referred to the lender that offers the lead generator the best commercial deal rather than to the lender that offers the most suitable loan for the customer’s needs. That same day, the FCA issued a consultation paper that invites comments regarding whether to retain or modify the rules on credit broking that were introduced on December 1, 2014 and whether to introduce additional rules. The FCA published its response to this consultation on September 28, 2015 which imposed a number of regulatory changes on credit brokers and lenders operating in the high-cost-short-term credit market in the U.K. The FCA now requires that providers of high-cost short-term credit include a risk warning in all financial promotions, including previously exempted size-limited ads like SMS text messages and pay-per-click ads.   The majority of these changes came into effect on November 2, 2015.

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

In the United Kingdom, we are also subject to the requirements of the Data Protection Act 1988, or the DPA, and are required to be fully registered as a data-controller under the DPA. We are also subject to the requirements of the European Union Data Protection Directive, or the EU Directive.

The oversight of the FCRA by both the CFPB and the FTC and any related investigation or enforcement activities or our failure to comply with the DPA and the EU Directive may have a material adverse impact on our business, including our operations, our mode and manner of conducting business and our financial results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On November 5, 2015, the Company and certain of its domestic subsidiaries, as guarantors, entered into an amendment to the Credit Agreement, which further reduced the Company’s unsecured revolving line of credit to $60.0 million (from $65.0 million) and increased the maximum allowable leverage ratio as defined in the Credit Agreement to 3.75 to 1.00 (from 3.00 to 1.00) solely for the fiscal quarters ending December 31, 2015 and March 31, 2016. In addition, the November 5, 2015 amendment (i) revised certain definitions and provisions to clarify the treatment of securitization subsidiaries as defined in the Credit Agreement, and (ii) clarified the treatment of operating leases under the Credit Agreement in light of contemplated changes to accounting treatment concerning such operating leases.

On November 5, 2015, the Company extended the term of the transition services agreement with Cash America with respect to certain services to December 31, 2015.

On November 10, 2015, the Company added certain new subsidiaries as guarantors under the Senior Notes Indenture.

The foregoing descriptions of the amendment to the Credit Agreement and the extension of the term of the transitions services agreement do not purport to be complete, and are qualified in their entirety by reference to the full text of such amendment and such extension, copies of which are filed as Exhibits 10.2 and 10.3, respectively, to this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

10.1	Offer letter dated September 29, 2015 between Enova Financial Holdings, LLC and Gregory Zeeman

10.2	Second Amendment to Credit Agreement dated as of November 5, 2015 among the Company, the Guarantors, the Required Lenders and Jefferies Finance LLC

10.3	Amendment to Transition Services Agreement between Cash America International, Inc. and Enova International, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2015	ENOVA INTERNATIONAL, INC.

	By:	/s/ Robert S. Clifton
Robert S. Clifton
Vice President, Chief Financial Officer & Treasurer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	Offer letter dated September 29, 2015 between Enova Financial Holdings, LLC and Gregory Zeeman

10.2	Second Amendment to Credit Agreement dated as of November 5, 2015 among the Company, the Guarantors, the Required Lenders and Jefferies Finance LLC

10.3	Amendment to Transition Services Agreement between Cash America International, Inc. and Enova International, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document