Form 10-K
period 2015-12-31
Enova International, Inc.
filed 2016-03-07
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of 26,295,384 shares of the registrant’s common stock, par value $0.00001 per share, held by non-affiliates on June 30, 2015 was approximately $491,197,773.

At March 3, 2016 there were 33,152,974 shares of the registrant’s Common Stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

ENOVA INTERNATIONAL, INC.

YEAR ENDED DECEMBER 31, 2015

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

•	our ability to process or collect loans and finance receivables through the Automated Clearing House system;
•	the deterioration of the political, regulatory or economic environment in countries where we operate or in the future may operate;
•	the actions of third parties who provide, acquire or offer products and services to, from or for us;
•	public and regulatory perception of the consumer loan business, and small business financing and our business practices;
•	the effect of any current or future litigation proceedings and any judicial decisions or rule-making that affects us, our products or the legality or enforceability of our arbitration agreements;
•	changes in demand for our services, changes in competition and the continued acceptance of the online channel by our customers;
•	changes in our ability to satisfy our debt obligations or to refinance existing debt obligations or obtain new capital to finance growth;
•	a prolonged interruption in the operations of our facilities, systems and business functions, including our information technology and other business systems;
•	our ability to maintain an allowance or liability for estimated losses that is adequate to absorb credit losses;
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

Overview

We are a leading technology and analytics company focused on providing online financial services. In 2015, we extended approximately $1.9 billion in credit to borrowers. As of December 31, 2015 we offered or arranged loans to consumers in 33 states in the United States and in the United Kingdom, Australia, Canada, Brazil and China. We also offered financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through December 31, 2015, we have completed over 35.5 million customer transactions and collected approximately 12 terabytes of currently accessible consumer behavior data, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include short-term loans, line of credit accounts, installment loans and receivables purchase agreements (“RPAs”).

We believe our customers highly value our products and services as an important component of their personal or business finances because our products are convenient, quick and often less expensive than other available alternatives. We attribute the success of our business to our advanced and innovative technology systems, the proprietary analytical models we use to predict the performance of loans and finance receivables, our sophisticated customer acquisition programs, our dedication to customer service and our talented employees.

We have developed proprietary underwriting systems based on data we have collected over our 11 years of experience. These systems employ advanced risk analytics to decide whether to approve financing transactions, to structure the amount and terms of the financings we offer pursuant to jurisdiction-specific regulations and to provide customers with their funds quickly and efficiently. Our systems closely monitor collection and portfolio performance data that we use to continually refine the analytical models and statistical measures used in making our credit, purchase, marketing and collection decisions.

Our flexible and scalable technology platforms allow us to process and complete customers’ transactions quickly and efficiently. In 2015, we processed approximately 3.6 million transactions, and we continue to grow our loan and finance receivables portfolio and increase the number of customers we serve through desktop, tablet and mobile platforms. Our highly customizable technology platforms allow us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In 2012, we launched a new product in the United States designed to serve near-prime customers, and in April 2014 we introduced a similar product in the United Kingdom. In June 2014, we launched a pilot program in Brazil, where we arrange financing for borrowers through a third party lender. In addition, in July 2014, we introduced a pilot program for a new line of credit product in the United States to serve the needs of small businesses. In June 2015, we further expanded our product offering by acquiring certain assets of a company that provides financing to small businesses by offering RPAs (see Note 3 in the Notes to Consolidated Financial Statements). These new products are intended to allow us to further diversify our product offerings, customer base and geographic scope. In 2015, we derived 78.2% of our total revenue from the United States and 21.8% of our total revenue internationally, with 91.1% of international revenue (representing 19.9% of our total revenue) generated in the United Kingdom.

We have been able to consistently acquire new customers and successfully generate repeat business from returning customers when they need financing. We believe our customers are loyal to us because they are satisfied with our products and services. We acquire new customers from a variety of sources, including visits to our own websites, mobile sites or applications, and through direct marketing, affiliate marketing, lead providers and relationships with other lenders. We believe that the online convenience of our products and our 24/7 availability to accept applications with quick approval decisions are important to our customers.

Once a potential customer submits an application, we quickly provide a credit or purchase decision. If a loan or financing is approved we or our lending partner typically fund the loan or financing the next business day or, in some cases, the same day. During the entire process, from application through payment, we provide access to our well-trained customer service team. All of our operations, from customer acquisition through collections, are structured to build customer satisfaction and loyalty, in the event that a customer has a need for our products in the future. We have developed a series of sophisticated proprietary scoring models to support our various products. We believe that these models are an integral component of our operations and they allow us to complete a high volume of customer transactions while actively managing risk and the related credit quality of our loan and finance receivable portfolios. We believe our successful application of these technology innovations differentiates our capabilities relative to competitive platforms as evidenced by our history of strong growth and stable credit quality.

Products and Services

Our online financing products and services provide customers with a deposit of funds to their bank account or onto a debit card in exchange for a commitment to repay the amount deposited plus fees, interest and/or revenue on the receivables purchased. We originate, arrange, guarantee or purchase short-term consumer loans, line of credit accounts, installment loans and RPAs. We have one reportable segment that includes all of our online financial services.

Short-term consumer loans. Short-term consumer loans are unsecured loans written by us or by a third-party lender through our credit services organization and credit access business programs, which we refer to as our CSO programs, that we arrange and guarantee. As of December 31, 2015, we offered or arranged short-term consumer loans in 23 states in the United States, the United Kingdom and Canada. Short-term consumer loans generally have terms of seven to 90 days, with proceeds promptly deposited in the customer’s bank account or onto a debit card in exchange for a pre-authorized debit from their account. Due to the credit risk and high transaction costs of serving our customer segment, the interest and/or fees we charge are generally considered to be higher than the interest or fees charged to consumers with superior credit histories by banks and similar lenders who are typically unwilling to make unsecured loans to alternative credit consumers. Our short-term consumer loans contributed approximately 31.4% of our total revenue in 2015, 31.7% in 2014, and 50.9% in 2013.

Line of credit accounts. We offer consumer line of credit accounts in seven states in the United States and business line of credit accounts in 22 states in the United States, which allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with their terms of the line of credit account. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit. As a result of regulatory changes in 2014, we discontinued offering line of credit accounts to new customers in the United Kingdom in late 2014 and effective January 1, 2015, we discontinued draws on those existing accounts. Our line of credit accounts contributed approximately 28.4% of our total revenue in 2015, 37.7% in 2014, and 22.3% in 2013.

Installment loans. Installment loans are longer-term loans that generally require the outstanding principal balance to be paid down in multiple installments. We offer, or arrange through our CSO Programs and in Brazil, multi-payment unsecured consumer installment loan products in 16 states in the United States and in the United Kingdom, Australia and Brazil. Terms for our installment loan products range between two and 60 months. These loans generally have higher principal amounts than short-term loans. The loan may be repaid early at any time with no prepayment charges. Our installment loans contributed approximately 39.9% of our total revenue in 2015, 30.5% in 2014, and 26.6% in 2013.

We have been investing and will continue to invest in the growth of our near-prime installment lending portfolio, particularly loans with an annual percentage rate, or APR, at or below 36%, and those through loan programs that we are establishing with a small number of banks.

CSO Programs. Through our CSO programs, we provide services related to third-party lenders’ short-term and installment loan products by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under our CSO programs include credit-related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents, or CSO loans. Under our CSO programs, we guarantee consumer loan payment obligations to the third party lender in the event the customer defaults on the loan. When a consumer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the consumer, to provide certain services, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. For CSO loans, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. We, in turn, are responsible for assessing whether or not we will guarantee such loan. The guarantee represents an obligation to purchase specific short-term loans, which generally have terms of less than 90 days, and specific installment loans, which have terms of four to 12 months, if they go into default.

As of December 31, 2015, 2014 and 2013, the outstanding amount of active short-term consumer loans originated by third-party lenders under the CSO programs was $34.1 million, $36.3 million and $41.4 million, respectively, which were guaranteed by us.

The outstanding amount of active installment loans originated by third-party lenders under the CSO programs, which have terms of four to 12 months, was $9.0 million and $7 thousand as of December 31, 2015 and 2014 respectively, which were guaranteed by us.

Receivables purchase agreements. Under RPAs, small businesses receive funds in exchange for a portion of the business’s future receivables at an agreed upon discount. In contrast, lending is a commitment to repay principal and interest. A small business customer who enters into a RPA commits to delivering a percentage of its receivables through ACH or wire debits or by splitting credit card receipts until all purchased receivables are delivered. We offer RPAs in all 50 states and in Washington D.C. in the United States.

Our Markets

We currently provide our services in the following countries:

United States. We began our online business in the United States in May 2004. As of December 31, 2015, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, Headway Capital at www.headwaycapital.com and The Business Backer at www.businessbacker.com. The United States represented 78.2% of our total revenue in 2015 and 58.6% of our total revenue in 2014.

United Kingdom. We provide services in the United Kingdom under the names QuickQuid at www.quickquid.co.uk, Pounds to Pocket at www.poundstopocket.co.uk and On Stride Financial at www.onstride.co.uk. We began our QuickQuid short-term consumer loan business in July 2007, our Pounds to Pocket installment loan business in September 2010, and our On Stride near-prime installment loan business in April 2014. We offered a line of credit product from March 2013 to December 2014 under the brand name QuickQuid FlexCredit. The United Kingdom represented 19.9% of our total revenue in 2015 and 40.1% of our total revenue in 2014. Our results from operations for the year ended December 31, 2014 do not include the full impact of changes in our U.K. operations resulting from regulatory and legislative changes that occurred in 2014.

Australia. We provide services under the name DollarsDirect at www.dollarsdirect.com.au in Australia, and we began providing services there in May 2009. Australia represented 0.9% of our total revenue in 2015 and 0.5% of our total revenue in 2014.

Canada. We began providing services in Canada in October 2009. As of December 31, 2015, we provided services in the provinces of Ontario, British Columbia, Alberta and Saskatchewan under the name DollarsDirect at www.dollarsdirect.ca. Canada represented 0.7% of our total revenue in 2015 and 0.7% of our total revenue in 2014.

Brazil. On June 30, 2014, we launched a pilot program in Brazil where we arrange installment loans for a third party lender under the name Simplic at www.simplic.com.br. We plan to continue to invest and expand our lending in Brazil as the program moves out of a pilot phase. Brazil represented 0.3% of total revenue in 2015.

Key Financial and Operating Metrics

We have achieved significant growth since we began our online business as we have expanded both our product offerings and the geographic markets we serve. We measure our business using several financial and operating metrics. Our key metrics include domestic and international combined loans and finance receivables outstanding, in addition to other measures described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

This growth in product offerings and geographic markets has resulted in significant revenue diversification, as set forth below:

Additional financial information regarding our operating segment and each of the geographic areas in which we do business is provided in “Note 17. Operating Segment Information—Geographic Information” to our Audited Financial Statements in Part II, Item 8 of this report. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Regulatory Developments—Financial Conduct Authority” included in Part II, Item 7 of this report for a discussion about our expectations for our U.K. business going forward.

Our Industry

The internet has transformed how consumers and small businesses shop for and acquire products and services. According to International Data Corporation, global internet usage is expected to increase at a pace of 2% annually through 2020, with 3.2 billion people, or 44% of the world’s population, having access to the internet in 2016. As internet accessibility has grown, a number of traditional financial services such as banking, bill payment and investing have become widely available online. A March 2015 report by the Consumer and Community Development Research Section of the Federal Reserve’s Board of Division of Consumer and Community Affairs (“DCCA”) found that approximately 74% of bank customers in a U.S. sample reported having interacted with their financial institution using online banking tools, up 9% from 2011. This level of use highlights the extent to which consumers now accept the internet for conducting their financial transactions and are willing to entrust their financial information to online companies. We believe the increased acceptance of online financial services has led to an increased demand for online lending and financing, the benefits of which include customer privacy, easy access, security, 24/7 availability to apply for a loan or financing, speed of funding and transparency of fees and interest.

We use the internet to serve the large and growing number of underbanked consumers and small businesses who have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. Demand from these consumers has been fueled by several demographic and socioeconomic trends, including an overall increase in the population and stagnant to declining growth in the household income for working-class individuals. The necessity for alternative financial services was highlighted by a May 2015 report from the Consumer and Community Development Research Section of the DCCA, which found that half of the 47% of respondents could not cover an emergency expense of $400, or would cover it by selling something or borrowing money. The report also found a sizeable portion of the population is unable to access credit through traditional financial channels, with many instead turning to alternative financial services options. Approximately 17% of respondents had been denied credit, were offered less credit than they desired, or desired credit but did not apply for fear of denial. Thirty-eight percent of those individuals indicated they had used some form of alternative financial services.

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

Our Customers

Our customer base is comprised largely of individuals living in households that earn between $25,000 and $50,000 annually in the United States and between £13,000 and £23,000 annually in the United Kingdom, most of whom are considered sub-prime borrowers. Based on our analysis of industry data, we believe our addressable markets are approximately 68 million and 7 million individuals in the United States and the United Kingdom, respectively. The short-term lending market is sizable in both the United States and the United Kingdom. The Center for Financial Services Innovation has estimated that the online lending market opportunity in the United States represented approximately $39 billion in loan volume in 2012. The U.K. Parliamentary Commission on Banking Standards estimated that the high-cost credit market, which includes short-term lending, represented over $9 billion in loan volume as of September 2013. However, in its February 2015 final report following its investigation of the U.K. payday lending industry, the Competition & Markets Authority found that revenue for the seven major payday lenders was down 27% year over year for the first nine months of 2014. Our small business customers who enter into RPAs average approximately $2 million in annual sales and 12 years of operating history while those who obtain an open line of credit account average approximately $500 thousand in annual sales and 7 years of operating history.

Our Competitive Strengths

We believe that the following competitive strengths position us well for continued growth:

•

Significant operating history and first mover advantage. As an early entrant in the online lending sector, we have accumulated approximately 12 terabytes of currently accessible consumer behavior data from more than 35 million transactions in our more than eleven years of experience. This database allows us to market to a customer base with an established borrowing history as well as to better evaluate and underwrite new customers, leading to better loan performance. In order to develop a comparable database, we believe that competitors would need to incur high marketing and customer acquisition costs, overcome customer brand loyalties and have sufficient capital to withstand higher early losses associated with unseasoned loan portfolios. Additionally, we are licensed in all jurisdictions which require licensing and believe that it would be difficult and time consuming for a new entrant to obtain such licenses. We have also created strong brand recognition over our more than eleven years of operating history and we continue to invest in our brands, such as CashNetUSA, NetCredit, Pounds to Pocket, QuickQuid, DollarsDirect, On Stride Financial, Headway Capital, The Business Backer and Simplic, to further increase our visibility.

•

Proprietary analytics, data and underwriting. We have developed a fully integrated decision engine that evaluates and rapidly makes credit and other determinations throughout the customer relationship, including automated decisions regarding marketing, underwriting, customer contact and collections. Our decision engine currently handles more than 100 algorithms and over 1,000 variables. These algorithms are constantly monitored, validated, updated and optimized to continuously improve our operations. Our proprietary models are built on over eleven years of lending history, using advanced statistical methods that take into account our experience with the millions of transactions we have processed during that time and the use of data from numerous third-party sources. Since we designed our system specifically for our specialized products, we believe our system provides more predictive assessments of future loan behavior than traditional credit assessments, such as the Fair Isaac Corporation score, or FICO score, and therefore, results in better evaluation of our customer base.

•

Scalable and flexible technology platforms. Our proprietary technology platforms are designed to be powerful enough to handle the large volume of data required to evaluate customer applications and flexible enough to capitalize on changing customer preferences, market trends and regulatory requirements. These platforms have enabled us to achieve significant growth over more than eleven years as we have expanded both our product offerings and the geographic markets we serve. We began offering installment loans in the United States and United Kingdom in 2008 and 2010, respectively, and added line of credit products in the United States and United Kingdom in 2010 and 2013, respectively. We have experienced significant growth in these products, with revenue contribution from installment and line of credit products increasing from 11.7% of total revenue in 2010 to 68.3% of total revenue in 2015. Similarly, total revenue contribution from our international operations, primarily in the United Kingdom, grew from $40.5 million, or 15.9% of total revenue in 2009, to $335.1 million, or 41.4% of total revenue in 2014, before declining to $142.4 million, or 21.8% of total revenue in 2015 due to regulatory changes in the United Kingdom. Due to the scalability of our platform, we were able to achieve this growth without significant investment in additional infrastructure, and over the past three years capital expenditures have averaged only 2.8% of revenue per year. We expect our advanced technology and underwriting platform to help continue to drive significant growth in our business.

•

Focus on customer experience. We believe that alternative credit consumers and small businesses are not adequately served by traditional lenders. To better serve these consumers and small businesses, we use customer-focused business practices, including extended-hours availability of our customer service team by phone, email, fax and web chat. We continuously work to improve customer satisfaction by evaluating information from website analytics, customer surveys, call center feedback and focus groups. Our call center teams receive training on a regular basis and are monitored by quality assurance managers. We believe customers who wish to access credit again often return to us because of our dedication to customer service, the transparency of our fees and interest charges and our adherence to trade association “best practices.”

•

Diligent regulatory compliance. We conduct our business in a highly regulated industry. We are focused on regulatory compliance and have devoted significant resources to comply with laws that apply to us, while we believe many of our online competitors have traditionally not done so. We tailor our lending products and services to comply with the specific requirements of each of the jurisdictions in which we operate, including laws and regulations relating to fees, loan durations and renewals or extensions, loan amounts, disclosures and underwriting requirements. Our compliance experience and proprietary technology platform allow us to launch new products and to enter new geographic regions with a focus on compliance with applicable laws and customer protection. We are members of industry trade groups, including the Online Lenders Alliance in the United States and the Consumer Finance Association in the United Kingdom, which have promulgated “best practices” for our industry that we have adopted. The flexibility of our online platform enables us to rapidly adapt our products as necessary to comply with changes in regulation, without the need for costly and time consuming retraining of store-based employees and other expenses faced by our storefront competitors.

•

Proven history of growth and profitability. Over the last five years, we grew our net loan and finance receivables, which are the gross outstanding balances for our loan and finance receivables carried in the consolidated balance sheets net of the allowance for estimated losses, at a compound annual growth rate of 27.8%, from $163.0 million as of December 31, 2011 to $434.6 million as of December 31, 2015. Over the same period, our revenue grew at a compound annual growth rate of 8.0%, from $480.3 million in 2011 to $652.6 million in 2015, while Adjusted EBITDA grew at a compound annual growth rate of 15.4%, from $87.7 million to $155.7 million. Adjusted EBITDA margin has likewise improved, increasing over 500 basis points from 18.3% of revenue in 2011 to 23.9% of revenue in 2015. See note (a) in “Selected Financial Data—Part II, Item 6” of this report for a reconciliation of Adjusted EBITDA to net income and Adjusted EBITDA as a percentage of total revenue (which is Adjusted EBITDA margin).

•

Talented, highly educated employees. We believe we have one of the most skilled and talented teams of professionals in the industry. Our employees have exceptional educational backgrounds, with numerous post-graduate and undergraduate degrees in science, technology, engineering and mathematics fields. We hire and develop top talent from graduate and undergraduate programs at institutions such as Carnegie Mellon University, Northwestern University and the University of Chicago. The extensive education of our team is complemented by the experience our leadership team obtained at leading technology firms and financial services companies such as optionsXpress, HSBC, First American Bank and JPMorgan Chase.

Our Growth Strategy

•

Increase penetration in existing markets through direct marketing. We believe that we have reached only a small number of the potential customers for our products and services in the markets in which we currently operate. We continue to focus on our direct customer acquisition channels, with direct marketing (traditional and digital) generating approximately 52% of our new consumer transactions in 2015, as compared to 32% in 2009. We believe these channels will ultimately allow us to reach a larger customer base at a lower acquisition cost than the traditional online lead purchasing model. Additionally, as our smaller and less sophisticated competitors, both online and storefront, struggle to adapt to both regulatory developments and evolving customer preference, we believe we have the opportunity to gain significant market share.

•

Expand globally to reach new markets. We are building on our global reach by entering new markets. In June 2014, we launched a pilot program in Brazil, where we began arranging loans for borrowers through a third party lender. We also operated a pilot program in China in 2014 and 2015 where we arranged loans for borrowers through a third party lender but have decided to address the Chinese market as a service provider and/or analytics provider going forward. We believe that these countries have significant populations of underserved consumers. When pursuing geographic expansion, factors we consider include, among others, whether there is (i) widespread internet usage, (ii) an established and interconnected banking system and (iii) government policy that promotes the extension of credit. Our recent pilots in Brazil and China, as well as our launches into the United Kingdom in 2007 and Australia and Canada in 2009, demonstrate that we can quickly and efficiently enter and explore new markets. Our revenue from international operations has increased from $1.6 million in 2007, or 0.9% of our total revenue, to $142.4 million in 2015, or 21.8% of our total revenue.

•

Introduce new products and services. We plan to attract new categories of consumers and small businesses not served by traditional lenders through the introduction of new products and services. We have introduced new products to expand our businesses from solely single-payment consumer loans to installment loans, line of credit accounts and small business loans, using our analytics expertise and our flexible and scalable technology platform. In 2012, we launched NetCredit, a longer duration installment loan product for near-prime consumers in the United States, and we launched On Stride Financial, a similar near-prime product, in the United Kingdom in April 2014. In late July 2014 we launched Headway Capital, a pilot program for a new line of credit product in the United States that serves the needs of small businesses. On June 23, 2015, we completed the purchase of certain assets of a company operating as The Business Backer, which now allows us to provide short-term financing to small businesses throughout the United States through RPAs. In addition, we intend to continue to evaluate and offer new products and services that complement our online specialty financial services in order to meet the growing needs of our consumers and small businesses.

Online Loan Process

Our consumer and small business loan transactions are conducted almost exclusively online. When a customer takes out a new loan, funds are promptly deposited in the customer’s bank account or onto a debit card in exchange for a pre-authorized debit for repayment from the customer’s account. Where permitted by law and approved by us, a customer may choose to renew a short-term consumer loan before payment becomes due by agreeing to pay an additional finance charge. If a loan is renewed or refinanced, the renewal or refinanced loan is considered a new loan.

We have created a quick and simple process for customers to apply for an online loan, as shown below:

Technology Platform

Our proprietary technology platforms are built for scalability and flexibility and are based on proven open source software. The technology platforms were designed to be powerful enough to handle the large volumes of data required to evaluate customer and small business applications and flexible enough to capitalize on changing customer preferences, market trends and regulatory changes. The scalability and flexibility of our technology platforms allow us to enter new markets and launch new products quickly, typically within three to six months from conception to launch.

We continually employ technological innovations to improve our technology platforms, which perform a variety of integrated and core functions, including:

•	Front-end system, which includes external websites, landing pages and mobile sites and applications that customers use when applying for loans or financing and managing their accounts;
•

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

•	Decision engine, which rapidly evaluates and makes credit and financing decisions throughout the customer relationship; and
•	Financial system, which manages the external interface for funds transfers and provides daily accounting, reconciliation and reporting functions.

The key elements of our technology platforms include:

•

Scalable Information Technology infrastructure. Our Information Technology infrastructure allows us to meet customer demand and accommodate business growth. Our services rely on accessing, evaluating and creating large volumes of data including, for example, information collected from approximately 40 million credit reports during 2015. This rich dataset has grown significantly over our more than eleven year history and will continue to grow as our business expands. We believe that our scalable IT infrastructure enables us to meet substantial growth demands.

•

Flexible software and integration systems. Our software system is designed to allow us to enter new markets and launch new products rapidly, modify our business operations quickly and account for complex regulatory requirements imposed in the jurisdictions in which we operate. We have developed a proprietary software solution that allows us to innovate quickly and to improve the customer experience. Our integration system allows us to easily interface with banks and other strategic partners in order to deliver the best financial products and services possible. Our software and integration systems and their flexibility allow us much more control over the continually evolving aspects of our business.

•

Rapid development processes. Our software development life cycle is rapid and iterative to increase the efficiency of our platform. We are able to implement software updates while maintaining our system stability.

•

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

•

Redundant disaster recovery. Certain key parts of our technology platform, such as our phone system for handling U.S. and U.K. customer service on consumer loans, are distributed across two different locations. In addition, critical components of our platform are redundant. This provides redundancy, fault tolerance and disaster recovery functionality in case of a catastrophic outage.

Proprietary Data and Analytics

Decision Engine

We have developed a fully integrated decision engine that evaluates and rapidly makes credit and other determinations throughout the customer relationship, including automated decisions regarding marketing, underwriting, customer contact and collections. Our decision engine currently handles more than 100 algorithms and over 1,000 variables. The algorithms in use are constantly monitored, validated, updated and optimized to continuously improve our operations. In order to support the daily running and ongoing improvement of our decision engine, we have assembled a highly skilled team of approximately 50 data and analytics professionals as of December 31, 2015.

Proprietary Data, Models and Underwriting

Our proprietary models are built on more than eleven years of history, using advanced statistical methods that take into account our experience with the millions of transactions we have processed during that time and the use of data from numerous third-party sources. We continually update our underwriting models to manage risk of defaults and to structure loan terms. Our system completes these assessments within seconds of receiving the customer’s data.

Our underwriting system is able to assess risks associated with each customer individually based on specific customer information and historical trends in our portfolio. We use a combination of numerous factors when evaluating a potential customer, which can include a consumer’s income, rent or mortgage payment amount, employment history, external credit bureau scores, amount and status of outstanding debt and other recurring expenditures, fraud reports, repayment history, charge-off history and the length of time the customer has lived at his or her current address. While the relative weight or importance of the specific variables that we consider when underwriting a loan changes from product to product, generally, the key factors that we consider for loans include monthly gross income, disposable income, length of employment, duration of residency, credit report history and prior loan performance history if the applicant is a returning customer. Similar factors are considered for small business applicants and also include length of time in business, online business reviews, and sales volumes. Our customer base for consumer loans is predominantly in the low to fair range of FICO scores, with scores generally between 500 and 680 for most of our loan products. We generally do not take into account a potential customer’s FICO score when deciding whether to make a loan. A Vantage score is one of the factors in our credit models for our near-prime installment product in the United States. Since we designed our system specifically for our specialized products, we believe our system provides more predictive assessments of future payment behavior and results in better evaluation of our customer base when compared to traditional credit assessments, such as a FICO score.

Fraud Prevention

Our robust fraud prevention system is built from in-depth analysis of previous fraud incidences and information from third party data sources. To ensure sustainable growth, our fraud prevention team has built rigorous systems and processes to detect fraud trends, identify fraudulent applications and learn from past fraudulent cases.

Working together with multiple vendors, our systems first determine whether the customer information submitted matches other indicia regarding the application and that the applicant can authorize transactions for the submitted bank account. To prevent more organized and systematic fraud, we have developed predictive models that incorporate signals from various sources that we have found to be useful in identifying fraud. These models utilize advanced data mining algorithms and recent technologies to effectively identify fraudulent applications with a very low false positive rate. In addition, we have built strong loan processing teams that handle suspicious activities efficiently while minimizing friction in customer experience. Our fraud prevention system incorporates algorithms to differentiate customers in an effort to identify suspected fraudulent activity and to reduce our risks of loss from fraud.

We continuously develop and implement ongoing improvements to these systems and, while no system can completely protect against losses from fraud, we believe our systems provide protection against significant fraud losses.

Marketing

We use a multi-channel approach to marketing our online loans, with both broad-reach and highly-targeted channels, including television, digital, direct mail, telemarketing and partner marketing (which includes lead providers, independent brokers and marketing affiliates). The goal of our marketing is to promote our brands and products in the online lending marketplace and to directly acquire new customers at low cost. Our marketing has successfully built strong awareness of and preference for our brands, as our products have achieved market leadership through the following:

•

Traditional advertising. We use television, direct mail, radio and outdoor advertisements, supported by technology infrastructure and key vendors, to drive and optimize website traffic and loan volume. We believe our investments through these channels have helped create strong brand awareness and preference in the customer segments and markets we serve.

•

Digital acquisition. Our online marketing efforts include pay-per-click, keyword advertising, search engine optimization, marketing affiliate partnerships, social media programs and mobile advertising integrated with our operating systems and technology from vendors that allow us to optimize customer acquisition tactics within the daily operations cycle.

•

Partner Marketing. We purchase qualified leads for prospective new customers from a number of online lead providers and independent brokers and through marketing affiliate partnerships. We believe that our rapid decision-making on lead purchases, strong customer conversion rate and significant scale in each of our markets make us a preferred partner for lead providers and affiliates while at the same time our technology and analytics help us determine the right price for the right leads.

•	User experience and conversion. We measure and monitor website visitor usage metrics and regularly test website design strategies to improve customer experience and conversion rates.

Our brand, technology and analytics-powered approach to marketing has enabled us to increase the percentage of consumer loans sourced through direct marketing (where we have more visibility and control than in the lead purchase or affiliate channels) from approximately 32% in 2009 to 52% in 2015, and we believe we have also improved customer brand loyalty during the same period.

Customer Service

We believe that our in-house call center and our emphasis on superior customer service are significant contributors to our growth. To best serve our consumers and small businesses, we use customer-oriented business practices, such as offering extended-hours customer service. We continuously work to improve our customers’ experience and satisfaction by evaluating information from website analytics, customer satisfaction surveys, call center feedback, call monitoring and focus groups. Our call center teams receive training on a regular basis, are monitored by quality assurance managers and adhere to rigorous internal service-level agreements. We do not outsource our call center operations, except in Brazil. We have two call center facilities, one in our corporate offices in Chicago and another in Gurnee, Illinois, a Chicago suburb. As of December 31, 2015, we had over 500 employees in our call centers supporting our customers.

Collections

We operate centralized collection teams within our two call centers to coordinate a consistent approach. We have implemented loan and financing collection policies and practices designed to optimize regulatory compliant loan and financing repayment, while also providing excellent customer service. Our collections employees are trained to help the customer understand available payment alternatives and make arrangements to repay the loan or financing. We use a variety of collection strategies to satisfy a delinquent loan, such as settlements and payment plans, or to adjust the delivery of finance receivables.

Call center employees contact customers following the first missed payment and periodically thereafter. Our primary methods of contacting past due customers are through phone calls, letters and emails. At times, we sell loans that we are unable to collect to debt collection companies or place the debt for collection with debt collection companies.

Competition

We have many competitors. Our principal competitors are consumer loan companies, CSOs, online lenders, credit card companies, consumer finance companies, auto title lenders, pawnshops and other financial institutions that offer similar financial products and services, including loans on an unsecured as well as a secured basis. We believe that there is also indirect competition to some of our products, including bank overdraft facilities and banks’ and retailers’ insufficient funds policies, many of which may be more expensive alternative approaches for consumers and small businesses to cover their bills and expenses than the consumer and small business loan and financing products we offer. Some of our U.S. competitors operate using other business models, including a “tribal model” where the lender follows the laws of a Native American tribe regardless of the state in which the customer resides.

We believe that the principal competitive factors in the consumer and small business loan and financing industry consist of the ability to provide sufficient loan size to meet customers’ loan requests, speed of funding, customer privacy, ease of access, transparency of fees and interest and customer service. We believe we have a significant competitive advantage as an early mover in many of the markets that we serve. New entrants face obstacles typical to launching new lending operations, such as successfully implementing underwriting and fraud prevention processes, incurring high marketing and customer acquisition costs, overcoming customer brand loyalty and having or obtaining sufficient capital to withstand early losses associated with unseasoned loan portfolios. In addition, there are substantial regulatory and compliance costs, including the need for expertise to customize products and obtain licenses to lend in various states in the United States and in international jurisdictions. Our proprietary technology, analytics expertise, scale, international reach, brand recognition and regulatory compliance would be difficult for a new competitor to duplicate.

Because numerous competitors offer consumer and small business loan and financing products, and many of our competitors are privately held, it is difficult for us to determine our exact competitive position in the market. However, we believe our principal online competitors in the United States include Avant, Elevate, LendUP and Speedy Cash. Storefront consumer loan lenders that offer loans online or in storefronts are also a source of competition in some of the markets where we offer consumer loans, including Advance America, Ace Cash Express, Check Into Cash, Check ‘n Go, Dollar Financial and One Main Financial. For online small business financing, we believe our main competitors are CAN Capital, OnDeck and Kabbage. In the United Kingdom, we believe that our principal online competitors include 118118, Amigo, Avant, Lending Stream, Mr. Lender, PaydayUK, Satsuma, Sunny and Wonga. In Australia, we believe our main online competitors are Nimble, Cash Converters and Money3. In Canada, the industry has been dominated by storefront lenders, and as a result, our principal competitors are not online lenders but storefront lenders, such as Money Mart and Cash Money.

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

Financial Information on Segments and Areas

Additional financial information regarding our operating segment and each of the geographic areas in which we do business is provided in “Item 8. Financial Statements and Supplementary Data—Note 17” of this report.

Operations

Management and Personnel

Executive Officers

Our executive officers, and information about each as of December 31, 2015, are listed below.

NAME	POSITION WITH ENOVA	AGE
David A. Fisher	President & Chief Executive Officer	46
Greg Zeeman	Executive Vice President—Chief Operating Officer	47
Kirk Chartier	Senior Vice President—Chief Marketing Officer	52
Alex T. King	Senior Vice President—Operations	43
Robert S. Clifton	Vice President—Chief Financial Officer and Treasurer	52
Joseph DeCosmo	Vice President—Chief Analytics Officer	50
John J. Higginson	Vice President—Chief Technology Officer	48
Sean Rahilly	Vice President—Chief Compliance Officer	42
Jim Salters	Vice President – Operations	38
Daniel Shteyn	Vice President—Operations	46
Lisa M. Young	Vice President—General Counsel & Secretary	49

There are no family relationships among any of the officers named above. Each officer of Enova holds office from the date of appointment until removal or termination of employment with Enova. Set forth below is additional information regarding the executive officers identified above.

David A. Fisher has served as our President and Chief Executive Officer since March 29, 2013. Mr. Fisher has served as our Chief Executive Officer since January 29, 2013 when he joined Enova. Mr. Fisher has also served as our Director since February 11, 2013. Prior to joining the Company, Mr. Fisher was Chief Executive Officer of optionsXpress Holdings, Inc., or optionsXpress, from October 2007 until The Charles Schwab Corporation, or Schwab, acquired the business in September 2011. Following the acquisition, Mr. Fisher served as President of optionsXpress until March 2012. Mr. Fisher also served as the President of optionsXpress from March 2007 to October 2007 and as the Chief Financial Officer of optionsXpress from August 2004 to March 2007. Prior to joining optionsXpress, Mr. Fisher served as Chief Financial Officer of Potbelly Sandwich Works from February 2001 to July 2004, and before that in the roles of Chief Financial Officer and General Counsel for Prism Financial Corporation. In addition, Mr. Fisher has served on the Board of Directors of InnerWorkings, Inc. since November 2011 and has served on the Board of Directors of GrubHub, Inc. since May 2012. Mr. Fisher also served on the Boards of Directors of optionsXpress from October 2007 until September 2011 and CBOE Holdings, Inc. from January 2007 until October 2011. Mr. Fisher received a Bachelor of Science degree in Finance from the University of Illinois and a law degree from Northwestern University School of Law.

Greg Zeeman has served as our Executive Vice President and Chief Operating Officer since October 2015. From September 2014 to October 2015, Mr. Zeeman served as Chief Executive Officer of Main Street Renewal, a firm specializing in the acquisition and leasing of single-family properties. From March 2012 to July 2014, Mr. Zeeman served as Chief Operating Officer and Senior Executive Vice President of HSBC USA. From March 2011 to March 2012, Mr. Zeeman served as Executive Vice President and Head, Change Delivery, HSBC Americas, and from January 2009 to March 2011, Mr. Zeeman served as Deputy Chief Executive Officer, HSBC Singapore. From 1999 to 2010, Mr. Zeeman held various roles with Household Credit Card Services and HSBC Consumer & Mortgage Lending. From 1995 to 1999, Mr. Zeeman was a consultant with Boston Consulting Group.  Mr. Zeeman holds a Master of Business Administration degree from Harvard University and a Bachelor of Arts degree in Economics and Political Science from the University of North Carolina – Chapel Hill.

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

John J. Higginson has served as our Vice President—Chief Technology Officer since joining Enova in December of 2014. Prior to joining Enova, from December 2013 until December 2014, Mr. Higginson served as Chief Technology Officer of Wheels, Inc., an automotive fleet leasing and management company for Fortune 500 companies.  From March 2010 until December 2013, Mr. Higginson was Executive Vice President—Chief Technology Officer of FTD Companies, Inc. the leading provider of consumer flower and gift products in the U.S., Canada, the U.K. and Ireland.   He also served as FTD Companies, Inc.’s Senior Vice President—Software Development from 2006 to 2009.  Mr. Higginson began his career with Applied Systems, Inc., the premier developer of solutions for the independent agent/broker industry in North America, holding various roles from 1990 to 2004, including Executive Vice President—Technology. Mr. Higginson holds a Bachelor of Arts in English from Northern Illinois University and a Master of Science in Information Technology and Privacy Law, with honors, from The John Marshall Law School.

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

Jim Salters has served as our Vice President—Operations since June 2015. Mr. Salters previously served as Chief Executive Officer of Alta Financial, LLC (“Alta”), operating as The Business Backer, from January 2009 to June 2015. Prior to joining Alta, Mr. Salters was a strategy consultant with Glenbrook Partners from January 2006 to December 2008. From July 2000 to December 2005, Mr. Salters was the Director of Technology Initiatives and Project Development for the Financial Services Technology Consortium, and from July 1999 to July 2000, he was an Associate with Princeton Consultants. Mr. Salters received a Bachelor of Science degree in Electrical Engineering, with honors, from Princeton University.

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

Personnel

As of December 31, 2015, we had 1,132 employees.

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

Protection of Military Members and Dependents. Federal law also limits the annual percentage rate to 36% on certain consumer loans made to active duty members of the U.S. military, reservists and members of the National Guard and their immediate families. This 36% annual percentage rate cap applies to a variety of consumer loan products, including short-term consumer loans. Therefore, due to these rate restrictions, we are unable to offer certain short-term consumer loans to active duty military personnel, active reservists and members of the National Guard and their immediate dependents. Federal law also limits the annual percentage rate on existing loans when the borrower, or spouse of the borrower, becomes an active-duty member of the military during the life of a loan. Pursuant to federal law, the interest rate must be reduced to 6% per year on amounts outstanding during the time in which the servicemember is on active duty.

On July 22, 2015, the Department of Defense published its final rule amending the MLA’s implementing regulation. The new rule expands the scope of the credit products covered by the MLA. The rules under the MLA will restrict us from offering consumer loan products to covered borrowers at the military annual percentage rate, which is defined by the rules, of more than 36%, and contain various disclosure requirements, limitations on renewals and refinancing, as well as restrictions on the use of prepayment penalties, arbitration provisions and certain waivers of rights. The rule provides that a lender is subject to fines and other penalties if it extends credit to a covered borrower on prohibited terms. The new rule provides a safe harbor for a lender if it verifies an applicant’s status as a covered borrower before extending credit by checking the Department of Defense’s database or a database of a national credit reporting agency that provides military status information. The new rule is scheduled to become effective on October 3, 2016.

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

On November 20, 2013, Cash America, our parent company at the time, consented to the issuance of a Consent Order by the CFPB pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2012 examination of Cash America and us, to pay a civil money penalty of $5 million. The Consent Order relates in part to issues self-disclosed to the CFPB by us, including the making of a limited number of loans to consumers who may have been active-duty members of the military at the time of the loan at rates in excess of the annual percentage rate permitted by the federal Military Lending Act, and for which we have made refunds of approximately $33,500, and for certain failures to timely provide and preserve records and information in connection with the CFPB’s examination of us. In addition, as a result of the CFPB’s review, we have enhanced and continue to enhance our compliance management system and have implemented additional policies and procedures to address the issues identified by the CFPB. These new policies, procedures and other initiatives are in many cases subject to review and potential objection by the CFPB. We remain subject to the restrictions and obligations of the Consent Order, including the CFPB’s order that we ensure compliance with federal consumer financial laws and develop more robust compliance policies and procedures.

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

On March 26, 2015, the CFPB published its outline of proposals for regulating high-cost short-term loans, installment loans, open ended lines of credit, and other loans (the “CFPB Outline”). The CFPB published the CFPB Outline in preparation for convening a Small Business Review Panel to determine whether its proposal could have a significant economic impact on small businesses and not-for-profits.  The CFPB has announced that it is in the late stages of considering the formulation of rules regarding short-term consumer loans that will ensure that consumers can get the credit they need without long-term impact to their financial futures. These rules will likely impose limitations on payday lending. We do not currently know the nature and extent of the rules that the CFPB will adopt or when proposed rules will be published, but the CFPB could propose rules this year with an expected effective date in 2017 or later. For further discussion of the CFPB and its regulatory, supervisory and enforcement powers, see “Risk Factors—Risks Related to Our Business and Industry— The Consumer Financial Protection Bureau has examination authority over our U.S. business that could have a significant impact on our U.S. business” in Part I, Item 1A of this report.

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

U.S. State Regulation

Our consumer lending business is regulated under a variety of enabling state statutes, all of which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of the date of this report, we offer or arrange consumer loans in 33 states that have specific statutes and regulations that enable us to offer economically viable products. We currently do not offer consumer loans in the remaining states or in the District of Columbia because we do not believe it is economically feasible to operate in those jurisdictions due to specific statutory or regulatory restrictions, such as interest rate ceilings, caps on the fees that may be charged, or costly operational requirements. However, we may later offer our consumer products or services in any of these states or the District of Columbia if we believe doing so may become economically viable because of changes in applicable statutes or regulations or if we determine we can broaden our product offerings to operate under existing laws and regulations.

The scope of state regulation of consumer loans, including the fees and terms of our products and services, varies from state to state. The terms of our products and services vary from state to state in order to comply with the laws and regulations of the states in which we operate. In addition, our advertising and marketing activities and disclosures are subject to review under various state consumer protection laws and other applicable laws and regulations. The states with laws that specifically regulate our consumer products and services typically limit the principal amount of a consumer loan and set maximum fees or interest rates customers may be charged. Some states also limit a customer’s ability to renew a short-term consumer loan and require various disclosures to consumers. State statutes often specify minimum and maximum maturity dates for short-term consumer loans such as ours and, in some cases, specify mandatory cooling-off periods between transactions. Our collection activities regarding past due amounts are subject to consumer protection laws and state regulations relating to debt collection practices. In addition, some states require certain disclosures or content to accompany our advertising or marketing materials. Also, some states require us to report short-term consumer loan activity to state-wide databases and restrict the number and/or principal amount of loans a consumer may have outstanding at any particular time or over the course of a particular period of time, typically twelve months.

In Texas and Ohio, where we offer our CSO programs, we comply with the applicable jurisdiction’s Credit Services Organization Act or a similar statute. These laws generally define the services that we can provide to consumers and require us to provide a contract to the customer outlining our services and the cost of those services to the customer. In addition, these laws may require additional disclosures to consumers and may require us to be registered with the jurisdiction and/or be bonded.

We must also comply with state restrictions on the use of lead providers. In 2013, California began enforcing its short-term lending statute to require lead providers to be licensed in order to provide leads to licensed lenders. As a result, we have discontinued using lead providers to generate leads for short-term consumer loans in California. In April 2014, the Attorney General of the State of Illinois filed a lawsuit against a lead provider, alleging that the lead provider offered and arranged payday loans without a license. As a result, we discontinued the use of lead providers in Illinois. In December 2015, in a complaint filed in federal court, the CFPB alleged that T3Leads bought and sold personal information from payday and installment loan applications without properly vetting buyers and sellers. Although we cannot predict what measures will be taken, we expect that other states may propose or enact similar restrictions on lead providers in the future.

Over the last few years, legislation that prohibits or severely restricts our consumer loan products and services has been introduced or adopted in a number of states. As a result, we have ceased making consumer loans in five states where we formerly made such loans, and we have also modified our business operations in other states where restrictive legislation has been enacted. Additional legislation or regulations targeting or otherwise directly affecting our products and services have also been recently passed in several states. We regularly monitor proposed legislation or regulations that could affect our business.

Local Regulation—United States

In addition to state and federal laws and regulations, the short-term loan industry is subject to various local rules and regulations. These local rules and regulations are subject to change and vary widely from city to city. Local jurisdictions’ efforts to restrict short-term lending have been increasing. Typically, these local ordinances apply to storefront operations, however, local jurisdictions could attempt to enforce certain business conduct and registration requirements on online lenders lending to residents of that jurisdiction. Actions taken in the future by local governing bodies to impose other restrictions on short-term lenders such as us could impact our business.

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

In December 2012, the U.K. Parliament passed the Financial Services Act 2012, or the FSA Act 2012, which created a new regulatory framework for the supervision and regulation of the consumer credit industry in the United Kingdom. The FSA Act 2012 mandated that, in April 2014, the FCA take over responsibility for regulating consumer credit from the OFT, and it also made changes to the CCA and the FSMA. In January 2016, we received full authorization from the FCA to provide consumer credit and to perform related activities. We will be required to continue to satisfy certain minimum standards set out in the FSMA, which will result in additional costs to us.

The FCA regulates consumer credit and related activities in accordance with the guidance of the FSMA and the FCA Handbook, which includes prescriptive regulations and carries across many of the standards set out in the CCA and its secondary legislation as well as the Guidance. The FSMA gives the FCA the power to authorize, supervise, examine and bring enforcement actions against providers of consumer credit such as us, as well as to make rules for the regulation of consumer credit. On February 28, 2014, the FCA issued the Consumer Credit Sourcebook, or the CONC, contained in the FCA Handbook. The CONC incorporates prescriptive regulations for lenders such as us, including mandatory affordability checks on borrowers, limiting the number of rollovers on short-term loans to two, restricting how lenders can advertise, banning advertisements that the FCA deems misleading, and introducing a limit of two unsuccessful attempts on the use of continuous payment authority (which provides a creditor the ability to directly debit a customer’s account for payment when authorized by the customer to do so) to pay off a loan. Certain provisions of the CONC took effect on April 1, 2014, and other provisions for high cost short-term credit providers such as us, such as the limits on rollovers, continuous payment authority and advertising, took effect on July 1, 2014.

Due to the transfer of the consumer credit regime to the FCA, we made significant modifications to many of our business practices to address the FCA’s requirements. These modifications included adjustments to our affordability assessment practices and underwriting standards that govern who will qualify for a loan from us, reductions in certain maximum loan amounts, alterations to our advertising practices and adjustments to our collections processes (including our practices relating to continuous payment authority) and debt forbearance processes (or our practices regarding customers who have indicated that they are experiencing financial difficulties), all of which resulted in a significant year-over-year decrease in our U.K. consumer loan volume, U.K. loan balances and U.K. revenue for the second half of 2014 and the first half of 2015 as a result of our adapting our U.K. business practices in response to the requirements of the FCA. The implementation of stricter affordability assessments and underwriting standards resulted in a decrease in the number of consumer loans written, the average consumer loan amount and the total amount of consumer loans written to new and returning customers. Additionally, the changes we made to our collections and debt forbearance practices in the United Kingdom could result in lower collection rates on delinquent loans, and we have experienced and will continue to experience an increase in compliance- and administrative-related costs for our U.K. operations.

In addition, on December 18, 2013, the United Kingdom passed the Financial Services (Banking Reform) Act, which included an amendment that required the FCA to introduce rules “with a view to securing an appropriate degree of protection for borrowers against excessive charges” on “high-cost short-term” consumer loans by January 2, 2015. On July 15, 2014, the FCA issued a consultation paper that proposed a cap on the total cost of high-cost short-term credit and requested comments on the proposal. The consultation paper proposed a maximum rate of 0.8% of principal per day, and the proposal limits the total fees, interest (including post-default interest) and charges (including late fees which are capped at £15) to an aggregate amount not to exceed 100% of the principal amount loaned. The FCA requested comments on the proposal and issued its final rule on November 11, 2014, which became effective on January 2, 2015. The final rule was largely the same as the proposed rule and required us to make changes to all of our high-cost short-term products in the United Kingdom. As a result of the final rule, we discontinued offering line of credit accounts to new customers in the United Kingdom in late 2014 and effective January 1, 2015, we discontinued draws on existing accounts in the United Kingdom. Once U.K. customers have paid off their outstanding line of credit balance, they may be eligible for either a short-term or installment loan.

On February 24, 2015, the FCA issued a consultation paper that, among other things, proposed to require that providers of high-cost short-term credit include a risk warning in all financial promotions and to amend the FCA rules to allow firms to introduce continuous payment authority to collect repayments where a customer is in arrears or default and the lender is exercising forbearance. The FCA published its response to this consultation on September 28, 2015 and confirmed the ability of firms to use continuous payment authority to collect repayments where a customer is in arrears or default and the lender is exercising forbearance. The FCA also imposed a number of regulatory changes on credit brokers and lenders operating in the high-cost-short-term credit market in the

United Kingdom. The FCA now requires that providers of high-cost short-term credit include a risk warning in all financial promotions, including previously exempted size-limited ads like SMS text messages and pay-per-click ads. The majority of these changes came into force on November 2, 2015.

The FCA has stated that previous measures taken by it with respect to the payday loan industry will likely force about a quarter of the firms out of the industry in the United Kingdom. For recent developments related to the FCA, including serious concerns that have been expressed by the FCA regarding our compliance with U.K. legal and regulatory requirements, such as the requirement that our business be capable of being effectively supervised by the FCA and compliance with FCA rules and principles and our affordability assessment and debt forbearance practices, see “Risk Factors—Risks Related to Our Business and Industry— Our primary regulators in the United Kingdom have previously expressed serious concerns about our compliance with applicable U.K. regulations, which has caused us to make significant changes to our U.K. business that have impacted and will continue to negatively impact our operations and results, and this impact has been and will continue to be significant,” “— The United Kingdom has imposed, and continues to impose, increased regulation of the short-term high-cost credit industry with the stated expectation that some firms will exit the market,” “— Competition regulators in the United Kingdom completed a review of our industry and, as a result of the findings, the FCA is likely to require lenders to implement additional changes to their operations, which could have a negative effect on our operations in the United Kingdom.” and “— Many U.K. regulatory matters are subject to increased uncertainty because supervision of the U.K. consumer credit regime has recently been transferred to the FCA, which previously did not hold such authority” in Part I, Item 1A of this report.

In June 2013, the OFT referred the payday lending industry in the United Kingdom to the Competition Commission, which is now the Competition & Markets Authority, or the CMA, for a market investigation. The CMA has gathered data from industry participants, including us, in connection with its review of the U.K. payday lending industry to determine whether certain features of the payday lending industry prevent, restrict or distort competition (which is also referred to as having an adverse effect on competition) and, if so, what remedial action should be taken. On August 13, 2015, the CMA published its final order which will require online lenders to provide details of their products on at least one price comparison website which is authorized by the FCA once the FCA publishes rules concerning price comparison websites. The CMA will also require online and storefront lenders to provide existing customers with a summary of their cost of borrowing as of August 13, 2016. The CMA will work closely with the FCA to implement the recommendations. On October 28, 2015, FCA issued a consultation paper that, among other things, proposed additional regulations regarding the price comparison website and the summary cost of borrowing statement required by the CMA final order published August 13, 2015. Comments on the proposals were due to the FCA by January 28, 2016.

Furthermore, we are subject to the Bribery Act, which prohibits the giving or receiving of a bribe to any person, including but not limited to public officials, and makes failing to prevent bribery by relevant commercial organizations a criminal offense. This offense applies when any person associated with the organization offers or accepts bribes anywhere in the world intending to obtain or retain a business advantage for the organization or in the conduct of business. The Bribery Act is applicable to businesses that operate in the United Kingdom such as us. The Bribery Act is broader in scope than the FCPA in the United States in that it directly addresses commercial bribery in addition to bribery of government officials and it does not recognize certain exceptions, notably facilitation payments that are permitted by the U.S. FCPA.

In the United Kingdom, we are also subject to the requirements of the Data Protection Act 1988, or the DPA, and are required to be fully registered as a data-controller under the DPA.

On October 6, 2015, the European Court of Justice invalidated the so-called “Safe Harbor” framework, which previously evidenced compliance with the U.K. Data Protection Act and the European Union Data Protection Directive and allowed companies to pass European Union data to non-European Union countries if certain certification requirements were met by the company. Although many companies, including us, had Safe Harbor certification, the European Union and the United Kingdom provide other guidance regarding compliance with their data protection laws and regulations for companies who pass data outside the European Union.  In addition, there are circumstances under which a company is exempt from complying with those laws and regulations. Despite the invalidation of the Safe Harbor framework, we believe we are exempt from and/or in compliance with all E.U. and U.K. privacy laws and regulations. On February 2, 2016, the European Commission and the United States agreed on a new framework for transatlantic data flows: the “EU-US Privacy Shield”, which will replace the invalidated Safe Harbor framework. The EU-US Privacy Shield safe harbor will not take effect until the European Commission adopts a formal decision that sets forth the details of how the framework will work and no timeline has been given for when such approval is expected. We expect to comply with the EU-US Privacy Shield when finalized; in the interim, we believe we are exempt from and/or in compliance with all E.U. and U.K. privacy laws and regulations.

In the United Kingdom, we are also subject to specific anti-money laundering and counter terrorist financing requirements that require us to develop and maintain anti-money laundering and counter terrorist financing policies and procedures including reporting suspicious activity to the Serious Organised Crime Agency pursuant to the Proceeds of Crime Act 2002 and the Terrorism Act 2000.

Australia

In Australia, we must comply with the responsible lending laws under the National Consumer Credit Protection Act (2010), or the NCCPA, which was amended in 2012. The amendment includes limitations on permissible fees and interest charged on certain consumer loans, including consumer loans made by us. Following the 2012 amendment of the NCCPA, we altered the product we offer in Australia and it is less profitable. For discussion of the adverse impact that the amendment to the NCCPA may have on our operations in Australia, see “Risk Factors—Risks Related to Our Business and Industry— Our business in Australia has become less profitable due to compliance with new regulations there, and if our new product offering is not sustainable, this could require us to exit the Australian market” in Part I, Item 1A of this report.

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

Separation from Cash America

Prior to November 13, 2014, we were a wholly-owned subsidiary of Cash America. On October 22, 2014, the Board of Directors of Cash America, after receiving a private letter ruling from the Internal Revenue Service, an opinion from Cash America’s tax counsel and a solvency opinion from an independent financial advisor, approved a tax-free spin-off for our separation. Since 2011, we have owned all of the assets and incurred all of the liabilities related to Cash America’s e-commerce business, with some limited exceptions, in which case such assets were transferred to us and such liabilities were assumed by us pursuant to a Separation and Distribution Agreement upon completion of the separation and distribution. The distribution occurred at 12:01 am ET on November 13, 2014. Cash America’s shareholders received 0.915 shares of our stock for every one share of Cash America common stock held at the close of business November 3, 2014, which was the record date for the distribution. Following the separation and distribution, we became an independent, publicly traded company, and our shares of common stock are listed on the New York Stock Exchange under the symbol “ENVA.”

On the separation and distribution date, we entered into several other agreements with Cash America that governed the relationship between us and Cash America after completion of the separation and distribution and provided for the allocation between us and Cash America of various assets, liabilities, rights and obligations (including insurance and tax-related assets and liabilities). Our guarantees of Cash America’s long-term indebtedness were also released in connection with the separation and distribution. These agreements also included arrangements with respect to transitional services to be provided by Cash America to us and vice versa.

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

Company and Website Information

Our principal executive offices are located at 175 West Jackson Blvd., Chicago, Illinois 60604, and our telephone number is (312) 568-4200.

Our website is located at www.enova.com. Through our website, we provide free access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. These reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A.	RISK FACTORS

Our business and future results may be affected by a number of risks and uncertainties that should be considered carefully in evaluating us. In addition, this report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including the risks faced by us described below. The occurrence of one or more of the events listed below could also have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

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

We are also subject to various international laws, licensing or authorization requirements and disciplinary actions in connection with the products or services we offer in Australia, Brazil, Canada, and the United Kingdom, which are discussed below. Compliance with applicable laws, regulations, rules and guidance requires forms, processes, procedures, training, controls and the infrastructure to support these requirements. Compliance may also create operational constraints, be costly or adversely affect operating results. See “Business—Regulation” of Part I, Item 1 of this report for further discussion of the laws applicable to us.

The regulatory environment in which we conduct our business is extensive and complex. From time to time we become aware of instances where our products and services have not fully complied with requirements under applicable laws and regulations or applicable contracts. Determinations of compliance with applicable requirements or contracts, such as those discussed above, can be highly technical and subject to varying interpretations. When we become aware of such an instance, whether as a result of our compliance reviews, regulator inquiry, customer complaint or otherwise, we generally conduct a review of the activity in question and determine how to address it, such as modifying the product, making customer refunds or providing additional disclosure. We also evaluate whether reports or other notices to regulators are required and provide notice to regulators whenever required. In some cases we have decided and will decide to take corrective action even after applicable statutory or regulatory cure periods have expired, and in some cases we have notified regulators even where such notification may not have been required. Regulators or customers reviewing such incidents or remedial activities may interpret the laws, regulations and customer contracts differently than we have, or may choose to take regulatory action against us or bring private litigation against us notwithstanding the corrective measures we have taken. This may be the case even if we no longer offer the product or service in question.

State, federal and international regulators, as well as the plaintiffs’ bars, have subjected our industry to intense scrutiny in recent years. In addition, our contracts for certain products and services are governed by the law applicable in a state other than the state in which the customer resides. If a court were to reject our choice of law and determine that a contract was governed by the laws of another state, the contract may be unenforceable. Failure to comply with applicable laws, regulations, rules and guidance, or any finding that our past forms, practices, processes, procedures, controls or infrastructure were insufficient or not in compliance, could subject us to regulatory enforcement actions, result in the assessment against us of civil, monetary, criminal or other penalties (some of which could be significant in the case of knowing or reckless violations), result in the issuance of cease and desist orders (which can include orders for restitution, as well as other kinds of affirmative relief), require us to refund payments, interest or fees, result in a determination that certain financial products are not collectible, result in a suspension or revocation of licenses or authorization to transact business, result in a finding that we have engaged in unfair and deceptive practices, limit our access to services provided by third-party financial institutions or cause damage to our reputation, brands and valued customer relationships. We may also incur additional, substantial expenses to bring those products and services into compliance with the laws of various jurisdictions or stop offering certain products and services in certain jurisdictions.

Our failure to comply with any regulations, rules or guidance applicable to our business could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows and could prohibit or directly or indirectly impair our ability to continue current operations.

The lending and financing industry continues to be targeted by new laws or regulations in many jurisdictions that could restrict the lending and financing products and services we offer, impose additional compliance costs on us, render our current operations unprofitable or even prohibit our current operations.

Governments at the national, state and local levels, as well as international governments, may seek to impose new laws, regulatory restrictions or licensing requirements that affect the products or services we offer, the terms on which we may offer them, and the disclosure, compliance and reporting obligations we must fulfill in connection with our lending and financing business. They may also interpret or enforce existing requirements in new ways that could restrict our ability to continue our current methods of operation or to expand operations, impose significant additional compliance costs, and may have a negative effect on our business, prospects, results of operations, financial condition and cash flows. In some cases these measures could even directly prohibit some or all of our current business activities in certain jurisdictions, or render them unprofitable and/or impractical to continue.

On July 22, 2015, the Department of Defense published its final rule amending the Military Lending Act’s, or the MLA’s, implementing regulation. The new rule expands the scope of the credit products covered by the MLA. The rules under the MLA restrict us from offering loan products to covered borrowers at the military annual percentage rate, which is defined by the rules, of more than 36%, and contain various disclosure requirements, limitations on renewals and refinancing, as well as restrictions on the use of prepayment penalties, arbitration provisions and certain waivers of rights. The rule provides that a lender is subject to fines and other penalties if it extends credit to a covered borrower on prohibited terms. The new rule is scheduled to become effective on October 3, 2016. Compliance with the new rule and coordinating with a safe harbor database could be complex and increase our compliance costs.

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

Certain consumer advocacy groups and federal and state legislators and regulators have advocated that laws and regulations should be tightened so as to severely limit, if not eliminate, the type of loan products and services we offer to consumers, and this has resulted in both the executive and legislative branches of the U.S. federal government and state governmental bodies exhibiting an interest in debating legislation that could further regulate consumer loan products and services such as those that we offer. The U.S. Congress, as well as other similar federal, state and local bodies and similar international governmental authorities, have debated, and may in the future adopt, legislation or regulations that could, among other things, place a cap (or decrease a current cap) on the interest or fees that we can charge or a cap on the effective annual percentage rate that limits the amount of interest or fees that may be charged, ban or limit loan renewals or extensions of short-term loans (where the customer agrees to pay the current finance charge on a loan for the right to make payment of the outstanding principal balance of such loan at a later date plus an additional finance charge), including the rates to be charged for loan renewals or extensions, require us to offer an extended payment plan, limit origination fees for loans, require changes to our underwriting or collections practices, require lenders to be bonded or to report consumer loan activity to databases designed to monitor or restrict consumer borrowing activity, impose “cooling off” periods between the time a loan is paid off and another loan is obtained or prohibit us from providing any of our consumer loan products in the United States to active duty military personnel, active members of the National Guard or members on active reserve duty and their spouses and immediate dependents.

Significant new laws and regulations have also been adopted in the United Kingdom, and further new laws and regulations will continue to be imposed. See “— The United Kingdom has imposed, and continues to impose, increased regulation of the short-term high-cost credit industry with the stated expectation that some firms will exit the market” below for additional information.

We cannot currently assess the likelihood of any future unfavorable federal, state, local or international legislation or regulations being proposed or enacted that could affect our products and services. We closely monitor proposed legislation in jurisdictions where we offer our loan products. Additional legislative or regulatory provisions could be enacted that could severely restrict, prohibit or eliminate our ability to offer a consumer or small business loan or financing product. In addition, under statutory authority, U.S. state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes, that could adversely affect the way we do business and may force us to terminate or modify our operations in particular states or affect our ability to obtain new licenses or renew the licenses we hold.

Furthermore, legislative or regulatory actions may be influenced by negative perceptions of us and our industry, even if such negative perceptions are inaccurate, attributable to conduct by third parties not affiliated with us (such as other industry members), or attributable to matters not specific to our industry.

Any of these or other legislative or regulatory actions that affect our lending and financing business at the national, state, international and local level could, if enacted or interpreted differently, have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows and could prohibit or directly or indirectly impair our ability to continue current operations.

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

On November 20, 2013, Cash America, our parent company at the time, consented to the issuance of a Consent Order by the CFPB pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2012 review of Cash America and us, to pay a civil money penalty of $5 million. The Consent Order also relates, in part, to issues self-disclosed to the CFPB during its 2012 examination of us, including the making of a limited number of loans to consumers who may have been active duty members of the military at the time of the loan at rates in excess of the interest rate permitted by the federal Military Lending Act, for which we have made refunds of approximately $33,500, and for certain failures to timely provide and preserve records and information in connection with the CFPB’s examination of us. In addition, as a result of the CFPB’s review, we enhanced our compliance management system and are implementing additional policies and procedures to address the issues identified by the CFPB. We remain subject to the restrictions and obligations of the Consent Order, including the CFPB’s order that we ensure compliance with federal consumer financial laws and develop more robust compliance policies and procedures. These new policies, procedures and other initiatives are in many cases subject to review and potential objection by the CFPB, and no guarantee can be made regarding the timing, substance or effect of any such measures the CFPB may decide to take. Furthermore, the compliance plan mandated by the Consent Order requires us to perform a formal consumer protection compliance risk review before introducing or implementing new or changed products or services. This requirement could result in additional delay or cost when introducing or implementing new or changed products or services, or a decision not to proceed with such initiatives. Any noncompliance with the Consent Order or similar orders or agreements from other regulators could lead to further regulatory penalties and could have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows and could prohibit or directly or indirectly impair our ability to continue current operations.

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

On March 26, 2015, the CFPB published its outline of proposals for regulating high-cost short-term loans, installment loans, open ended lines of credit, and other loans (the “CFPB Outline”). The CFPB published the CFPB Outline in preparation for convening a Small Business Review Panel to determine whether its proposal could have a significant economic impact on small businesses and not-for-profits.  The CFPB Outline does not include proposed or final rules, but the CFPB has announced that it is in the late stages of considering the formulation of rules regarding consumer loans, including certain of our short-term loan products. These rules will likely impose significant limitations on many of our products. We do not currently know the nature and extent of the rules that the CFPB will adopt, but those rules could be proposed this year with an expected effective date in 2017 or later. If the CFPB adopts any rules or regulations that significantly restrict the conduct of our business, any such rules or regulations could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows or could make the continuance of all or part of our U.S. business impractical or unprofitable. Any new rules or regulations adopted by the CFPB could also result in significant compliance costs.

The United Kingdom has imposed, and continues to impose, increased regulation of the short-term high-cost credit industry with the stated expectation that some firms will exit the market.

In the United Kingdom, the FCA regulates consumer credit and related activities pursuant to the FSMA and the FCA Handbook, which includes prescriptive rules and regulations and carries across many of the standards set out in the CCA and its secondary legislation as well as previous guidance initially set out by the OFT. The regulations under the FCA consumer credit regime are more prescriptive than the former U.K. consumer credit regime. The FSMA gives the FCA the power to authorize, supervise, examine and bring enforcement actions against providers of consumer credit, as well as to make rules for the regulation of consumer credit. On February 28, 2014, the FCA issued the CONC contained in the FCA Handbook. The CONC incorporates prescriptive regulations for consumer loans such as those that we offer, including mandatory affordability checks on borrowers, limiting the number of rollovers on short-term loans to two, restricting how lenders can advertise, banning advertisements that the FCA deems misleading, and introducing a limit of two unsuccessful attempts on the use of continuous payment authority (which provides a creditor the ability to directly debit a customer’s account for payment when authorized by the customer to do so) to pay off a loan. Certain provisions of the CONC took effect on April 1, 2014, and other provisions for high-cost short-term credit providers, such as the limits on rollovers, continuous payment authority and advertising, took effect on July 1, 2014. As a result of the FCA’s requirements, we made significant adjustments to many of our business practices in the United Kingdom, as discussed below under “— Our primary regulators in the United Kingdom have previously expressed serious concerns about our compliance with applicable U.K. regulations, which caused us to make significant changes to our U.K. business that have impacted and will continue to negatively impact our operations and results, and this impact has been and will continue to be significant.”

In addition, on December 18, 2013, the United Kingdom passed the Financial Services (Banking Reform) Act, which includes an amendment to the FSMA that requires the FCA to introduce rules “with a view to securing an appropriate degree of protection for borrowers against excessive charges” on “high-cost short-term” consumer loans. On July 15, 2014, the FCA issued a consultation paper that proposed a cap on the total cost of high-cost short-term credit and requested comments on the proposal. The consultation paper proposed a maximum rate of 0.8% of principal per day, and the proposal limits the total fees, interest (including post-default interest) and charges (including late fees which are capped at £15) to an aggregate amount not to exceed 100% of the principal amount loaned. The FCA requested comments on the proposal and issued its final rule on November 11, 2014, which became effective on January 2, 2015. The final rule was largely the same as the proposed rule and required us to make changes to all of our high-cost short-term products in the United Kingdom. As a result of the final rule, we discontinued offering line of credit accounts to new customers in the United Kingdom in late 2014 and effective January 1, 2015, we discontinued draws on existing accounts in the United Kingdom. Once U.K. customers have paid off their outstanding line of credit balance, they may be eligible for either a short-term or installment loan.

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

During the years ended December 31, 2015 and 2014, our U.K. operations represented 19.9% and 40.1%, respectively, of our consolidated total revenue. The results for the year ended December 31, 2014 do not include the full impact of the changes described above, and the results for the year ended December 31, 2013 do not include any impact of the changes described above. The results for each of these periods are not indicative of our future results of operations and cash flows from our operations in the United Kingdom.

These changes that we have implemented or are required to implement in the future as a result of such legislative and regulatory activities could have a material adverse effect on our U.K. business, as further described below under “— Our primary regulators in the United Kingdom have expressed and continue to express serious concerns about our compliance with applicable U.K. regulations, which caused us to make significant changes to our U.K. business that have impacted and will continue to negatively impact our operations and results, and this impact has been and will continue to be significant,” and “— Due to restructuring of the consumer credit regulatory framework in the United Kingdom, we are required to obtain full authorization from our U.K. regulators to continue providing consumer credit and perform related activities in the United Kingdom, and there is no guarantee that we will receive full authorization to continue offering consumer loans in the United Kingdom.”

Our primary regulators in the United Kingdom have previously expressed serious concerns about our compliance with applicable U.K. regulations, which caused us to make significant changes to our U.K. business that have impacted and will continue to negatively impact our operations and results, and this impact has been and will continue to be significant.

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

On April 1, 2014, the FCA assumed the supervision and regulation of us, and we are subject to ongoing examination and review by the FCA. Throughout 2014 and 2015, we continued to receive additional requests for data and documentation from the FCA about our consumer loan products and have been complying with those requests. The FCA informed us that it had serious concerns regarding our compliance with the FCA’s rules and principles, including those with respect to our affordability assessment process in determining whether the loans we made were affordable for our customers and our debt forbearance practices (or our practices regarding customers who have indicated they are experiencing financial difficulty). The FCA also noted concerns regarding certain of our advertising practices. The FCA appointed an independent auditor, referred to as a skilled person under section 166 of the FSMA, to undertake a review of certain of our practices, as well as our ability to be effectively supervised. That review identified activities that were deemed to have potentially caused consumer detriment or were not in full compliance with the FCA’s rules and guidance. On November 4, 2015, the FCA announced the final redress program, in which we provided 3,940 customers total redress of approximately $2.6 million through a combination of loan balance waivers and cash refunds of interest and fees paid. The skilled person oversaw the execution of the redress program, which was concluded in the latter part of the fourth quarter of 2015. The remainder of the section 166 review has been completed and has not identified further activities deemed by the FCA to have caused consumer detriment or that are not in compliance with the FCA’s requirements. We took remedial action to provide redress to the affected customer and agreed with the skilled person and the FCA on the conclusion of the review.

We made significant adjustments to many of our business practices, including modifying our affordability assessments and underwriting standards, reducing certain maximum loan amounts, changing our collections processes (including our practices relating to continuous payment authority) and debt forbearance practices and altering certain advertising practices, all of which resulted in a significant year-over-year decrease in our U.K. loan volume, U.K. loan balances and U.K. revenue in the second half of 2014 and the first half of 2015. The implementation of stricter affordability assessments and underwriting standards resulted in a decrease in the number of consumer loans written, the average consumer loan amount and the total amount of consumer loans written to new and returning customers. Additionally, we experienced and will continue to experience an increase in compliance- and administrative-related costs for our U.K. operations. In addition, the FCA, in its supervisory role, could subject us to periodic or ongoing examination and review by the FCA, and as such, the FCA could require us to make additional changes to our business that could further negatively affect future results for our U.K. operations. We are continuing to assess the impact of the changes we have made to our U.K. operations, but the impact of these changes was significant, and future changes to our operations as a result of FCA oversight of our business could result in a material adverse effect on our U.K. business and our prospects, results of operation, financial condition and cash flows.

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

On June 11, 2014, the CMA released a provisional findings report in which it indicated that it believes that many payday lenders fail to compete on price and indicated that it will look at potential ways to increase price competition. The CMA also announced the expansion of its review of the payday lending industry to include lead generators. The CMA announced its provisional decision on remedies on October 9, 2014, and published its final report on February 24, 2015. On August 13, 2015, the CMA published its final order which will require online lenders to provide details of their products on at least one price comparison website which is authorized by the FCA once the FCA publishes rules concerning price comparison websites. The CMA will also require online and storefront lenders to provide existing customers with a summary of their cost of borrowing as of August 13, 2016. The CMA will work closely with the FCA to implement the recommendations. On October 28, 2015, FCA issued a consultation paper that, among other things, proposed additional regulations regarding the price comparison website and the summary cost of borrowing statement required by the CMA final order published August 13, 2015. Comments on the proposals were due to the FCA by January 28, 2016.

We do not currently know how the CMA’s August 13, 2015 order will be implemented or how that will affect our business operations. If the implementation negatively impacts consumer acceptance of our products or the consumer experience in obtaining loans or if it otherwise significantly restricts the conduct of our business, such implementation could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Our advertising and marketing materials and disclosures have been and continue to be subject to regulatory scrutiny, particularly in the United Kingdom.

In the jurisdictions where we operate, our advertising and marketing activities and disclosures are subject to regulation under various industry standards, consumer protection laws, and other applicable laws and regulations. Consistent with the consumer lending industry as a whole, our advertising and marketing materials have come under increased scrutiny. In the United Kingdom, for example, consumer credit firms are subject to the financial promotions regime set out in the FSMA (Financial Promotions) Order 2005 and specific rules in the CONC, such as the inclusion of a risk warning on certain advertising materials. The FCA has also decided to adopt certain elements of industry codes as FCA rules on a case by case basis. Our advertising and marketing materials in the United Kingdom are reviewed both by the FCA and the Advertising Standards Authority. We have in some cases been ordered to withdraw, amend or add disclosures to such materials, or have done so voluntarily in response to inquiries or complaints. On September 28, 2015, the FCA published its response to a consultation paper, requiring that providers of high-cost short-term credit include a risk warning in all financial promotions, including previously exempted size-limited ads like SMS text messages and pay-per-click ads.

Going forward, there can be no guarantee that we will be able to advertise and market our business in the United Kingdom or elsewhere in a manner we consider effective. Any inability to do so could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Our business in Australia has become less profitable due to compliance with new regulations there, and if our product offering is not sustainable, this could require us to exit the Australian market.

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

Significant changes in international laws or regulations or a deterioration of the political, regulatory or economic environment of Australia, Canada, the United Kingdom, or Brazil, or any other country in which we begin operations, could affect our operations in these countries.

We offer, arrange and/or service online consumer loans to customers in Australia, Brazil, Canada and the United Kingdom. Australia and the United Kingdom have recently increased regulation of our industry as well as demonstrated an increasing interest in legislation or regulations that could further regulate or restrict the consumer loan products we offer.

Significant changes in international laws or regulations or a deterioration of the political, regulatory or economic environment of Australia, Brazil, Canada or the United Kingdom could restrict our ability to sustain or expand our operations in these countries. Similarly, a significant change in laws, regulations or overall treatment (including an interpretation or application of such laws and regulations not anticipated when exploring or initiating business) or a deterioration of the political, regulatory or economic environment of any other country in which we may decide to do business, could also materially adversely affect our prospects and could restrict our ability to initiate a pilot program or develop a pilot program into full business operations.

We have previously ceased business in certain jurisdictions due to regulatory restrictions and, if we are forced to exit many key jurisdictions due to regulatory restrictions, it could adversely affect our business as a whole.

In the past we have ceased business in, restricted our operations in, or chosen not to begin business in, certain jurisdictions due to regulatory restrictions which render our operations impermissible, unprofitable or impractical. In addition, because we are in some cases subject to state/provincial and local regulation in addition to federal/national regulation, we may restrict or discontinue business in certain jurisdictions within countries where we are otherwise active. For example, as of December 31, 2015, we did not offer or arrange consumer loans in 17 U.S. states or in the District of Columbia because we do not believe it is economically feasible to operate in those jurisdictions due to specific statutory or regulatory restrictions, such as interest rate ceilings or caps on the fees that may be charged.

The adoption of state regulatory measures cannot be predicted, but we expect that other states may propose or enact similar restrictions on our consumer or small business loan or financing products in the future, which could affect our operations in such states. Legislation or regulations targeting or otherwise directly affecting our products and services have been introduced or adopted in a number of states over the last few years, and we regularly monitor proposed legislation or regulations that could affect our business. For more information, see “Regulation and Legal Proceedings—U.S. State Regulation.”

If we are forced to exit many key jurisdictions due to such concerns, we cannot guarantee that we will be able to find suitably attractive additional business opportunities elsewhere, which could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Our access to payment processing systems to disburse and collect loan and financing proceeds and repayments, including the Automated Clearing House, is critical to our business, and any interruption or limitation on our ability to utilize any of the available means of processing deposits or payments could materially adversely affect our business.

When making loans and providing financing in the United States, we use several means of depositing proceeds into and collecting repayments from our customers’ bank accounts, including the use of ACH and remotely-created check processing. Our business, including loans made through the CSO programs, depends on payment processing systems to collect amounts due by repayments from our customers’ bank accounts when we have obtained authorization to do so from the customer. Our transactions are processed by banks, and if these banks cease to provide any of the available means of payment processing services, we would have to materially alter, or possibly discontinue, some or all of our business if alternative processing methods are not as effective or not available.

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

Our access to payment processing systems could be impaired as a result of this operation by regulators to cut off the access to payment processing systems to payday lenders or the NACHA rule amendments. The limited number of financial institutions we depend on may choose to discontinue providing ACH processing, remotely created check processing and similar services to us. If our access to any of these means of payment processing is impaired, we may find it difficult or impossible to continue some or all of our business, which could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows. If we are unable to maintain access to needed services on favorable terms, we would have to materially alter, or possibly discontinue, some or all of our business if alternative processors are not available.

In addition, NACHA has certain operating rules that govern the use of the ACH system. Amendments to the rules were adopted by NACHA’s members in August 2014 and either became effective in 2015 or become effective in 2016. These amendments will, among other things (1) establish certain ACH return rate levels, including an overall ACH return rate level of 15% of the originator’s debit entries (and if any of the specified return rate levels are exceeded, the origination practices and activities of the originator would be subject to a new preliminary inquiry process by NACHA), (2) enhance limitations on certain ACH reinitiation activities, (3) impose fees on certain unauthorized ACH returns and (4) allow for increased flexibility in how NACHA rules violation investigations can be initiated, which does not change the rules enforcement process, but defines additional circumstances under which NACHA may initiate a risk investigation or rules enforcement proceeding based on the origination of unauthorized entries. The revised amendments provide clarification that certain industries deal with customers who are more likely to experience an insufficient funds scenario and that the review of an originator with returns in excess of certain of the specified thresholds would take into account the originator’s business model in conjunction with its ACH origination practices. We have implemented processes and procedures to address the ACH operating rules that became effective in 2015 that has had an adverse effect on our ability to collect on our loans. As a result of these amendments, our access to the ACH system could be restricted, our ACH costs could increase and we may need to make changes to our business practices.

The failure to comply with debt collection regulations could subject us to fines and other liabilities, which could harm our reputation and business.

The FDCPA regulates persons who regularly collect or attempt to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. Many states impose additional requirements on persons collecting or attempting to collect consumer debts owed to them and on debt collection communications, and some of those requirements may be more stringent than the federal requirements. Moreover, regulations governing debt collection are subject to changing interpretations that differ from jurisdiction to jurisdiction.

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

If regulatory oversight of lead providers or marketing affiliates is increased, through the implementation of new laws or regulations or the interpretation of existing laws or regulations, our ability to use lead providers or marketing affiliates could be restricted or eliminated. For example, the CFPB has indicated its intention to examine compliance with federal laws and regulations by lead providers and to scrutinize the flow of non-public, private consumer information between lead providers and lead buyers, such as us. In December 2015, in a complaint filed in federal court, the CFPB alleged that T3Leads bought and sold personal information from payday and installment loan applications without properly vetting buyers and sellers. In addition during 2013, the State of California began enforcing its short-term lending statute to require lead providers to be licensed in order to provide leads to licensed lenders. As a result, we have discontinued using lead providers to generate leads for short-term consumer loans in California. In April 2014, the Attorney General of the State of Illinois filed a lawsuit against a lead provider, alleging that the lead provider offered and arranged payday loans without a license. As a result, we discontinued the use of lead providers in Illinois. While these discontinuations did not have a material adverse effect on us, we expect that other states may propose or enact similar restrictions on lead providers and potentially on marketing affiliates in the future, and if other states adopt similar restrictions, our ability to use lead providers or marketing affiliates in those states would also be interrupted. Although we cannot predict what measures will be taken, we expect that other states may propose or enact similar restrictions on lead providers in the future.

We also expect that the ongoing regulatory review of consumer lending in the United Kingdom may lead to increased restrictions on the operations and/or use of lead providers. On December 1, 2014, the FCA published a policy statement which set out its concerns about the practices of some credit brokers which charge upfront fees to consumers.  It also introduced new rules targeted at ensuring that key features of brokers’ relationships with consumers are transparent, which came into effect on January 2, 2015. In addition, in its report regarding the payday industry, the CMA recommended that the FCA take steps to ensure that lead generators explain how they operate much more clearly to customers, including that lead generators be required to state that application details are referred to the lender that offers the lead generator the best commercial deal rather than to the lender that offers the most suitable loan for the customer’s needs. That same day, the FCA issued a consultation paper that invited comments regarding whether to retain or modify the rules on credit broking that were introduced on December 1, 2014 and whether to introduce additional rules. On September 28, 2015, the FCA published its policy statement confirming its retention of the credit broking rules previously introduced as well as imposing minor changes to CONC rules on credit brokers, which became effective on January 2, 2016.

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

In the United States the FCRA regulates the collection, dissemination and use of consumer information, including consumer credit information. Compliance with the FCRA and related laws and regulations concerning consumer reports has recently been under regulatory scrutiny. The FCRA requires us to provide a Notice of Adverse Action to a consumer loan applicant when we deny an application for credit, which, among other things, informs the applicant of the action taken regarding the credit application and the specific reasons for the denial of credit. The FCRA also requires us to promptly update any credit information reported to a consumer reporting agency about a consumer and to allow a process by which consumers may inquire about credit information furnished by us to a consumer reporting agency. Historically, the FTC has played a key role in the implementation, oversight, enforcement and interpretation of the FCRA. Pursuant to the Dodd-Frank Act, the CFPB has primary supervisory, regulatory and enforcement authority of FCRA issues, although the FTC also retains its enforcement role regarding the FCRA but shares that role in many respects with the CFPB. The CFPB has taken a more active approach than the FTC, including with respect to regulation, enforcement and supervision of the FCRA. Changes in the regulation, enforcement or supervision of the FCRA may materially affect our business if new regulations or interpretations by the CFPB or the FTC require us to materially alter the manner in which we use personal data in our credit underwriting.

In the United Kingdom, we are also subject to the requirements of the Data Protection Act 1988, or the DPA, and are required to be fully registered as a data-controller under the DPA. On October 6, 2015, the European Court of Justice invalidated the so-called “Safe Harbor” framework, which previously evidenced compliance with the U.K. Data Protection Act and the European Union Data Protection Directive and allowed companies to pass European Union data to non-European Union countries if certain certification requirements were met by the company. Although many companies, including us, had Safe Harbor certification, the European Union and the United Kingdom provide other guidance regarding compliance with their data protection laws and regulations for companies who pass data outside the European Union.  In addition, there are circumstances under which a company is exempt from complying with those laws and regulations. Despite the invalidation of the Safe Harbor framework, we believe we are exempt from and/or in compliance with all E.U. and U.K. privacy laws and regulations. On February 2, 2016, the European Commission and the United States agreed on a new framework for transatlantic data flows: the “EU-US Privacy Shield”, which will replace the invalided Safe harbor framework. The EU-US Privacy Shield safe harbor will not take effect until the European Commission adopts a formal decision that sets forth the details of how the framework will work and no timeline has been given for when such approval is expected.

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

We have been and are currently subject to lawsuits (including purported class actions) that could cause us to incur substantial expenditures, generate adverse publicity and could significantly impair our business, force us to cease doing business in one or more jurisdictions or cause us to cease offering or alter one or more products. We are also likely to be subject to further litigation in the future. An adverse ruling in or a settlement of any current or future litigation against us or another provider or loans or financings could cause us to have to refund fees and/or interest collected, forego collection of the principal amount of loans or the delivery of purchased receivables, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate our operations in particular jurisdictions.

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

We include arbitration provisions in our consumer and business loan and financing agreements. These provisions are designed to allow us to resolve any customer disputes through individual arbitration rather than in court and explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. Thus, our arbitration agreements, if enforced, have the effect of shielding us from class action liability. Our arbitration agreements do not generally have any impact on regulatory enforcement proceedings. We take the position that the arbitration provisions in loan and financing agreements, including class action waivers, are valid and enforceable; however, the enforceability of arbitration provisions is often challenged in court. If those challenges are successful, our arbitration and class action waiver provisions could be unenforceable, which could subject us to additional litigation, including additional class action litigation.

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

A portion of our short-term consumer loan and installment loan revenue depends in part on the willingness and ability of unaffiliated third-party lenders, through the CSO programs, to make loans to customers. We also utilize many other third parties to provide services to facilitate our lending and financing, including in our underwriting and payment processing. In addition, we rely on a third party lender in connection with our lending business in Brazil. The loss of the relationship with any of these third parties, and an inability to replace them or the failure of these third parties to maintain quality and consistency in their programs or services or to have the ability to provide their products and services, could cause us to lose customers and substantially decrease the revenue and earnings of our business. Our revenue and earnings could also be adversely affected if any of those third-party providers make material changes to the products or services that we rely on. We also use third parties to support and maintain certain of our communication systems and information systems. If a third-party provider fails to provide its products or services, makes material changes to such products and services, does not maintain its quality and consistency or fails to have the ability to provide its products and services, our operations could be disrupted. Any of these events could result in a loss of revenue and could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Our business depends on the uninterrupted operation of our systems and business functions, including our information technology and other business systems, as well as the ability of such systems to support compliance with applicable legal and regulatory requirements.

Our business is highly dependent upon our employees’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as internet support, call center activities, and processing and servicing of our loans and receivables purchase agreements. A shut-down of or inability to access the facilities in which our internet operations and other technology infrastructure are based, such as a power outage, a failure of one or more of our information technology, telecommunications or other systems, or sustained or repeated disruptions of such systems could significantly impair our ability to perform such functions on a timely basis and could result in a deterioration of our ability to underwrite, approve and process loans and finance receivables, provide customer service, perform collections activities, or perform other necessary business functions. Any such interruption could have a materially adverse effect on our business, prospects, results of operations, financial condition and cash flows.

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

None of our employees are currently covered by a collective bargaining agreement or represented by an employee union. Occasionally we experience union organizing activities. In addition, on April 14, 2015, the National Labor Relations Board’s new representation election rules became effective, which may make it easier for unions to organize. If our employees become represented by an employee union or become subject to a collective bargaining agreement, it may make it more difficult for us to manage our business and to attract and retain new employees and may increase our cost of doing business. Having our employees become represented by an employee union, having a collective bargaining agreement or having additional requirements related to our employees imposed on us could result in work stoppages and higher employee costs and could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows and could impair our ability to continue current operations.

If our allowance for losses and liability for estimated losses on third-party lender-owned consumer loans is not adequate to absorb losses or if we do not successfully manage our credit risk for our unsecured loans or financings, our business, prospects, results of operations, financial condition and cash flows may be adversely affected.

As more fully described under Note 1 to our consolidated financial statements for the year ended December 31, 2015 included in Part II, Item 8, Financial Statements and Supplementary Data in this report, we utilize a variety of underwriting criteria, monitor the performance of our loan portfolios and maintain either an allowance or liability for estimated losses on loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the receivables portfolio and expected losses from loans guaranteed under the CSO programs. The allowance deducted from the carrying value of consumer loans was $67.3 million at December 31, 2015, and the liability for estimated losses on third-party lender-owned consumer loans was $1.7 million at December 31, 2015. These reserves are estimates, and if actual loan losses or losses on our receivables purchase agreements are materially greater than our reserves, our results of operations and financial condition could be adversely affected. In addition, if we do not successfully manage credit risk for our unsecured loans and receivables purchase agreements through our underwriting, we could incur substantial credit losses due to customers being unable to repay their loans or financings. Any failure to manage credit risk could materially adversely affect our business, prospects, results of operations, financial condition and cash flows.

We are subject to impairment risk.

At December 31, 2015, we had goodwill totaling $267.0 million on our consolidated balance sheets, all of which represents assets capitalized in connection with acquisitions and business combinations. Accounting for goodwill requires significant management estimates and judgment. Events may occur in the future, and we may not realize the value of our goodwill. Management performs periodic reviews of the carrying values of our goodwill to determine whether events and circumstances indicate that impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill or an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the goodwill or intangible asset would occur, resulting in a non-cash charge, which could adversely affect our results of operations and could also lead to our inability to comply with certain covenants in our financing documents, which could cause a default under those agreements.

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

Other countries in which we operate or have operated, including Australia, Canada, China and Brazil, and other countries where we intend to operate also have anticorruption laws, which we are, have been or will be subject to.

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

We are subject to the risk of unexpected changes in foreign currency exchange rates by virtue of our loans to residents of Australia, Brazil, Canada and the United Kingdom. In 2015, 21.8% of our total revenue was derived from our international operations. Our results of operations and certain of our intercompany balances associated with our Australia, Brazil, Canada and United Kingdom businesses are denominated in their respective currencies and are, as a result, exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, gross profit and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances.

A sustained deterioration in the economy could reduce demand for our products and services and result in reduced earnings.

A sustained deterioration in the economy could cause deterioration in the performance of our loan and finance receivables portfolios. An economic slowdown could result in a decreased number of loans and financing being made to customers due to higher unemployment or an increase in defaults in our products. During an economic slowdown, we could be required to tighten our underwriting standards, which would likely reduce loan and finance receivable balances, and we could face more difficulty in collecting defaulted receivables, which could lead to an increase in losses.

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

Our business involves the storage and transmission of consumers’ and businesses’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. We are entirely dependent on the secure operation of our websites and systems as well as the operation of the internet generally. While we have incurred no material cyber-attacks or security breaches to date, a number of other companies have disclosed cyber-attacks and security breaches, some of which have involved intentional attacks. Attacks may be targeted at us, our customers, or both. Although we devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us and our customers, our security measures may not provide absolute security. Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including third parties outside the company such as persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. These risks may increase in the future as we continue to increase our mobile and other internet-based product offerings and expand our internal usage of web-based products and applications or expand into new countries. If an actual or perceived breach of security occurs, customer and/or supplier perception of the effectiveness of our security measures could be harmed and could result in the loss of customers, suppliers or both. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.

A successful penetration or circumvention of the security of our systems could cause serious negative consequences, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or systems or those of our customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us. In addition, our applicants provide sensitive information, including bank account information when applying for loans or financing. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer bank account and other personal information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Data breaches can also occur as a result of non-technical issues.

Our servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, including “denial-of-service” type attacks. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach of our systems or by persons with whom we have commercial relationships that result in the unauthorized release of consumers’ personal information or businesses’ proprietary information, could damage our reputation and expose us to a risk of loss or litigation and possible liability. In addition, many of the third parties who provide products, services or support to us could also experience any of the above cyber risks or security breaches, which could impact our customers and our business and could result in a loss of customers, suppliers or revenue.

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

Our paid search activities may not produce (and in the past have not always produced) the desired results. Internet search engines often revise their methodologies, which could adversely affect our organic rankings or paid search results, resulting in a decline in our new customer growth or existing customer retention, difficulty for our customers in using our web and mobile sites, more successful organic rankings, paid search results or tactical execution efforts for our competitors than for us, a slowdown in overall growth in our customer base and the loss of existing customers, and higher costs for acquiring returning customers, which could adversely impact our business. In addition, search engines could implement policies that restrict the ability of consumer finance companies such as us to advertise their services and products, which could preclude companies in our industry from appearing in a favorable location or any location in the organic rankings or paid search results when certain search terms are used by the consumer. Our online marketing efforts are also susceptible to actions by third parties that negatively impact our search results such as spam link attacks, which are often referred to as “black hat” tactics. Our sites have experienced meaningful fluctuations in organic rankings and paid search results in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of consumers or small businesses directed to our web and mobile sites could harm our business and operating results.

Our operations could be subject to natural disasters and other business disruptions, which could adversely impact our future revenue and financial condition and increase our costs and expenses.

Our services and operations are vulnerable to damage or interruption from tornadoes, hurricanes, earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors and similar events. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, war, civil unrest, violence or human error could cause disruptions to our business or the economy as a whole. Any of these events could cause consumer and small business confidence to decrease, which could result in a decreased number of loans and financing being made to customers. Any of these occurrences could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Failure to keep up with the rapid changes in e-commerce and the uses and regulation of the internet could harm our business.

The business of providing products and services such as ours over the internet is dynamic and relatively new. We must keep pace with rapid technological change, consumer and small business use habits, internet security risks, risks of system failure or inadequacy, and governmental regulation and taxation, and each of these factors could adversely impact our business. In addition, concerns about fraud, computer security and privacy and/or other problems may discourage additional consumers and small businesses from adopting or continuing to use the internet as a medium of commerce. In countries such as the United States and the United Kingdom, where e-commerce generally has been available for some time and the level of market penetration of our online financial services is relatively high, acquiring new customers for our services may be more difficult and costly than it has been in the past. In order to expand our customer base, we must appeal to and acquire customers who historically have used traditional means of commerce to conduct their financial services transactions. If these customers prove to be less profitable than our previous customers, and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new customers, our business could be adversely impacted.

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

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. In addition, management’s judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Management’s judgment is also required in evaluating whether tax benefits meet the more-likely-than-not threshold for recognition under Accounting Standards Codification 740-10-25, Income Taxes. Upon audit, if the ultimate determination of the taxes owed by us is for an amount in excess of amounts previously accrued, we could be required to make certain additional tax payments, which could materially adversely affect our results of operations and cash flows.

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

We may not realize the potential benefits we expect from our separation from Cash America. In addition, we have incurred and will continue to incur significant costs, including those described below, which may exceed our estimates, and we have incurred and will incur some negative effects from our separation from Cash America, including loss of access to some of the financial, managerial and professional resources from which we have benefited in the past.

The historical consolidated financial information included in this report for periods prior to consummation of the separation and distribution may not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during the periods presented or those that we will achieve in the future. The costs and expenses reflected in such historical consolidated financial information for periods prior to the separation and distribution include an allocation for certain corporate functions historically provided by Cash America, including executive oversight, insurance and risk management, government relations, internal audit, treasury, licensing, and to a limited extent finance, accounting, tax, legal, human resources, compensation and benefits, compliance and support for certain information systems related to financial reporting that may be different from the comparable expenses that we would have incurred had we operated as a stand-alone company. We have not adjusted our historical consolidated financial information for periods prior to the separation and distribution to reflect changes that have occurred in our cost structure and operations as a result of our transition to becoming a stand-alone public company, including changes in our employee base, potential increased costs associated with reduced economies of scale and increased costs associated with SEC reporting and the NYSE requirements. Therefore, our historical consolidated financial information for periods prior to the separation and distribution may not necessarily be indicative of what our financial position, results of operations or cash flows will be in the future. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes to those statements included elsewhere in this report.

The one-time and ongoing costs of the distribution and operating as a stand-alone public company may be greater than we expected.

We have incurred and are incurring costs in connection with our transition to being a stand-alone public company that relate primarily to accounting, tax, legal and other professional costs; compensation, such as modifications to certain incentive awards upon completion of the distribution; recruiting and relocation costs associated with hiring additional senior management personnel; and costs to separate assets and information systems. In addition, in 2014 we incurred costs of approximately $16.3 million in connection with obtaining independent financing that we need in order to operate as a separate stand-alone company. These costs may be greater than anticipated and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have a limited history operating as an independent public company. We have incurred and will continue to incur significant costs to create the corporate infrastructure necessary to operate as an independent public company and meet our legal and regulatory compliance requirements. We may be unable to continue to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company and meet our legal and regulatory compliance requirements.

Prior to our separation from Cash America, we used Cash America’s corporate infrastructure to support some of our business functions, including services related to executive oversight, insurance and risk management, government relations, internal audit, treasury, licensing, and to a limited extent finance, accounting, tax, legal, human resources, compensation and benefits, compliance and support for certain information systems related to financial reporting. The expenses related to establishing and maintaining this infrastructure were spread among all of Cash America’s businesses. Following the separation and after the expiration of the transition arrangements described below, we no longer had access to Cash America’s infrastructure and have had to establish our own. We are incurring costs to establish the necessary infrastructure and expect to continue to incur such costs.

Cash America was only contractually obligated to provide to us those transition services specified in the Transition Services Agreement and the other agreements we entered into with Cash America in connection with the separation and the distribution. The expiration date of the Transition Services Agreement varies by service provided, but generally was not longer than 12 months from the distribution date. We may be unable to continue to replace in a timely manner or on comparable terms the services or other benefits that Cash America previously provided to us. Since the expiration of the Transition Services Agreement or other agreements, many of the services that were covered in such agreements are now  provided internally or by unaffiliated third parties. We have and expect to continue to incur higher costs for such services than we incurred prior to the separation and the distribution or under the terms of such agreements.

Furthermore, we face significant ongoing legal and regulatory compliance requirements arising from the heavily regulated industry in which we operate, which continues to be targeted by legislators and regulators, and also from compliance with enforcement actions, orders and agreements issued by applicable regulators, such as the November 2013 Consent Order issued by the Consumer Financial Protection Bureau. In particular, the Consent Order requires us to allocate resources to ensure that we have a compliance function that is commensurate with our size, complexity, product lines, and business operations to ensure the implementation of an adequate compliance program, including appropriate staffing levels with qualified and experienced personnel. If, as a stand-alone company, we are unable to maintain these resources in a timely manner or on comparable terms, we may face an increased risk of noncompliance with the Consent Order and other regulatory requirements or additional enforcement actions. These risks could have a material adverse impact on our business, prospects, results of operations, financial condition and could prohibit or directly or indirectly impair our ability to continue current operations.

In connection with our separation from Cash America, we and Cash America have agreed to indemnify each other for certain liabilities. If we are required to act on these indemnities to Cash America, we may need to divert cash to meet those obligations, and Cash America’s indemnity could be insufficient or Cash America could be unable to satisfy its indemnification obligations.

Pursuant to the Separation and Distribution Agreement and other agreements with Cash America, Cash America agreed to indemnify us for certain liabilities related to tax, regulatory, litigation or other liabilities, and we agreed to indemnify Cash America for certain similar liabilities, in each case for uncapped amounts. Indemnities that we may be required to provide Cash America are not subject to any cap, may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature of the distribution. Third parties could also seek to hold us responsible for any of the liabilities that Cash America has agreed to retain. Further, the indemnity from Cash America could be insufficient to protect us against the full amount of such liabilities, or Cash America may be unable to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Cash America any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves and could suffer reputational risks if the losses are related to regulatory, litigation or other matters. Each of these risks could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

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

The agreements we entered into with Cash America in connection with the separation, including the Separation and Distribution Agreement, the Transition Services Agreement, the Tax Matters Agreement and the Software Lease and Maintenance Agreement, were negotiated in the context of the separation while we were still a wholly-owned subsidiary of Cash America. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. The terms of the agreements negotiated in the context of the separation relate to, among other things, the allocation of assets, liabilities, rights and other obligations between Cash America and us. Arm’s-length negotiations between Cash America and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction, may have resulted in more favorable terms to the unaffiliated third party.

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

The separation and distribution could be challenged under various state and federal fraudulent conveyance laws. An unpaid creditor or an entity vested with the power of such creditor (such as a trustee or debtor-in-possession in a bankruptcy) could claim that the distribution left Cash America insolvent or with unreasonably small capital or that Cash America intended or believed it would incur debts beyond its ability to pay such debts as they mature and that Cash America did not receive fair consideration or reasonably equivalent value in the separation and distribution. If a court were to agree with such a claim, then such court could void the distribution as a fraudulent transfer and could impose a number of different remedies, including without limitation, returning our assets or the distributed shares of our stock to Cash America, voiding our liens and claims against Cash America, or providing Cash America with a claim for money damages against us in an amount equal to the difference between the consideration received by Cash America and the fair market value of our Company at the time of the distribution.

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

Our management and directors and the management and directors of Cash America may own both Cash America common stock and our common stock. This ownership overlap could create, or appear to create, potential conflicts of interest when our management and directors and Cash America’s management and directors face decisions that could have different implications for us and Cash America. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between us and Cash America regarding the terms of the agreements governing the distribution and our relationship with Cash America thereafter or in the strategy for defending or resolving any litigation in which both Cash America and Enova are involved. These agreements include the Separation and Distribution Agreement, the Tax Matters Agreement, the Transition Services Agreement, the Software Lease and Maintenance Agreement and any commercial agreements between the parties or their affiliates. Potential conflicts of interest may also arise because one of our directors, Daniel R. Feehan, is currently the Chairman of the Board of Cash America. Further, conflicts of interest may arise out of any commercial arrangements that we or Cash America may enter into in the future.

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

On January 15, 2016, we entered into a receivables securitization (the “2016-1 Securitization Facility”) with certain purchasers, Jefferies Funding LLC, as administrative agent and Bankers Trust Company, as indenture trustee and securities intermediary. The 2016-1 Securitization Facility securitizes unsecured consumer installment loans (“Receivables”) that have been, or will be, originated or acquired under our NetCredit brand and that meet specified eligibility criteria. Under the 2016-1 Securitization Facility, Receivables are sold to a wholly-owned special purpose subsidiary (the “Issuer”) and serviced by another subsidiary. The Issuer issued an initial term note of $107.4 million (the “Initial Term Note”), which was secured by $134 million in unsecured consumer loans, and variable funding notes (the “Variable Funding Notes”) with an aggregate availability of $20 million per month. As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Consumer Loan Securitization,” the Issuer will subsequently issue term notes (together with the Initial Term Note and the Variable Funding Notes, the “Securitization Notes”). The maximum principal amount of the Securitization Notes that may be outstanding at any time under the 2016-1 Securitization Facility is limited to $175 million. Also, on May 30, 2014 we issued and sold $500 million in aggregate principal amount of 9.75% Senior Notes, due 2021, or the Notes, in a private offering. The Notes bear interest at a rate of 9.75% and were sold at a discount of the principal amount thereof to yield 10.0% to maturity. All of the net proceeds from the Notes offering were paid to Cash America to repay all of our intercompany indebtedness and to pay a significant portion of a cash dividend to Cash America. In addition, on May 14, 2014 we entered into the Credit Agreement (as amended on March 25, 2015, November 5, 2015 and December 29, 2015) that provides for our unsecured revolving line of credit in an aggregate principal amount of up to $65 million as of December 31, 2015. Interest on the loans taken under the Credit Agreement will be charged, at our option, at either LIBOR for one week or one-, two-, three- or six-month periods, as selected by us, plus a margin varying from 2.50% to 3.75% or at the agent’s base rate plus a margin varying from 1.50% to 2.75%. The margin for the Credit Agreement borrowings is dependent on our cash flow leverage ratios. We will also be required to pay a fee on the unused portion of our revolving line of credit ranging from 0.25% to 0.50% based on our cash flow leverage ratios. The revolving line of credit had an outstanding balance of $58.4 million at December 31, 2015 and had outstanding standby letters of credit of $6.6 million as of such date. Once we received the proceeds from the 2016-1 Securitization Facility in January 2016, we repaid the outstanding balance on the revolving line of credit in full and, in accordance with the terms of the December 29, 2015 amendment, the revolving commitment amount was reduced to $40.0 million. For additional information regarding the Notes and our Credit Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Consumer Loan Securitization,” “—Senior Notes” and “—Credit Agreement” in Part II, Item 7 of this report.

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

The agreements governing our indebtedness (including the indenture governing the Notes, the Credit Agreement and the 2016-1 Securitization) contain various restrictive covenants and require that we maintain certain financial ratios that impose operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interests. These restrictive covenants, among other things, restrict our ability to:

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

Under the Tax Matters Agreement, we have agreed to indemnify Cash America for certain tax related matters, and we may be unable to take certain actions. See “—Risks Related to the Separation and the Distribution—We are unable to take certain actions because such actions could jeopardize the tax-free status of the distribution, and such restrictions could be significant.” We also entered into the Separation and Distribution Agreement, the Tax Matters Agreement and the Transition Services Agreement covering specified indemnification and other matters. The Separation and Distribution Agreement, the Tax Matters Agreement and the Transition Services Agreement may have the effect of discouraging or preventing an acquisition of us or a disposition of our business.

There is no guarantee that our common stock will sustain an active trading market that will provide adequate liquidity for our common stock. In addition, the market price of our shares may fluctuate widely.

An active trading market for our common stock may not be sustained. In addition, until the market has fully evaluated our business and potentially thereafter, the price at which our common stock trades has fluctuated and may continue to fluctuate significantly.

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

The shares of our common stock that Cash America distributed to its shareholders generally may be sold immediately in the public market. It is possible that some shareholders of Cash America, including possibly some of Cash America’s major shareholders and index fund investors, have sold and will sell our common stock received in the distribution for various reasons (for example, if our business profile or market capitalization as an independent company does not fit their investment objectives). The sales of significant amounts of our common stock or the perception in the market that this will occur may have resulted and may continue to result in the lowering of the market price of our common stock.

In addition, Cash America retained a 20 percent ownership interest in our common stock. Pursuant to a Stockholder’s and Registration Rights Agreement with Cash America, Cash America is required to vote such shares in proportion to the votes cast by our other stockholders and has granted a related proxy to us to vote its shares in accordance with such requirement. In order to not jeopardize the tax-free status of the distribution, at the time of the separation and distribution, Cash America was required to dispose of such retained shares (other than the shares retained for delivery under Cash America’s long-term incentive plans) of our common stock that it owns as soon as practicable and consistent with its reasons for retaining such shares, but in no event no later than two years after the distribution. Cash America has applied to the Internal Revenue Service for a twelve-month extension on the two-year deadline to dispose of our common stock. Pursuant to the Stockholder’s and Registration Rights Agreement, we agreed that, upon the request of Cash America, we will use our best efforts to effect the registration under applicable securities laws of the shares of common stock retained by Cash America and not otherwise registered and sold pursuant to a registration statement. We are required to pay certain expenses related to the registration of such stock. We have filed a registration statement relating to Cash America’s shares, which has been declared effective by the SEC. Any disposition by Cash America, or any significant shareholder, of our common stock in the public market, or the perception that such dispositions could occur, could adversely affect prevailing market prices for our common stock.

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

We lease our corporate headquarters, which is located in Chicago, Illinois. We also maintain a leased office in Gurnee, Illinois for one of our call center operations and a leased office space in Blue Ash, Ohio for The Business Backer operations. We believe that our leased facilities are adequate to support our operations and that, as needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

On March 8, 2013, Flemming Kristensen, on behalf of himself and others similarly situated, filed a purported class action lawsuit in the U.S. District Court of Nevada against us and other unaffiliated lenders and lead providers. The lawsuit alleges that the lead provider defendants sent unauthorized text messages to consumers on behalf of us and the other lender defendants in violation of the Telephone Consumer Protection Act. The complaint seeks class certification, statutory damages, an injunction against “wireless spam activities,” and attorneys’ fees and costs. We filed an answer to the complaint denying all liability. On March 26, 2014, the Court granted class certification. On July 20, 2015, the court granted our motion for summary judgment, denied Plaintiff’s motion for summary judgment and entered judgment in favor of us. Plaintiff filed a motion for reconsideration, which was denied, and could appeal the judgment. Neither the likelihood of an unfavorable appellate decision nor the ultimate liability, if any, with respect to this matter can be determined at this time, and we are currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, Contingencies–Loss Contingencies–Glossary, for this litigation. We believe that the plaintiff’s claims in the complaint are without merit and intend to vigorously defend this lawsuit.

On January 12, 2015, the California Department of Business Oversight (the “Department”) issued an Order (the “Order”) to our subsidiary, CNU of California, LLC (“CNU”), alleging that alleging that CNU violated the California Deferred Deposit Transaction Law by stating in its deferred deposit loan contracts and other agreements that CNU would charge customers amounts not allowed under California law, by electronically debiting customer accounts for more than the original agreed upon amount without additional written authorization from customers, by using the wrong legal name in certain agreements and by advertising via our website without disclosing that CNU is licensed by the Department.  The Order requires CNU to pay an administrative penalty of $10,000, to forfeit all charges and fees for every deferred deposit transaction made in violation of law, and to desist and refrain from violating those provisions of California law.  On February 20, 2015, CNU requested a hearing to challenge the Order. On November 16, 2015, the Department issued a Final Order regarding a settlement between the parties which required a payment of administrative penalties in the amount of $7,500 by CNU and the correction of certain errors underlying the Department’s allegations.

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

	2015		2014
	High	Low	High	Low
First Quarter	$24.65	$18.37	$—	$—
Second Quarter	20.92	18.45	—	—
Third Quarter	19.91	9.75	—	—
Fourth Quarter	13.66	5.99	32.10	21.43

Stockholders

There were 387 registered stockholders of record of Enova common stock as of March 3, 2016.

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

Performance Graph

The following graph shows a comparison of the cumulative total shareholder return for our common stock to the total shareholder return for the S&P SmallCap 600® Index and with our peer group from November 13, 2014 (the date our common stock began trading on the NYSE) through December 31, 2015. This data assumes an investment of $100 in each of our common stock and the two indices on November 13, 2014 and that all dividends were reinvested. Our peer group index is comprised of Bankrate, Inc., CBOE Holdings, Inc., CoreLogic, Inc., Cimpress N.V., CoStar Group Inc., EZCORP, Inc., Fair Isaac Corporation, Green Dot Corporation, Interactive Brokers Group, Inc., Investment Technology Group Inc., OneMain Holdings, Inc., Overstock.com Inc., Shutterfly, Inc., SS&C Technologies Holdings, Inc., TripAdvisor Inc. and World Acceptance Corp.

Unregistered Sales of Equity Securities

We did not sell any unregistered securities during the three years ended December 31, 2015.

Issuer Purchases of Equity Securities

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 – October 31, 2015	—	$—	—	—
November 1 – November 30, 2015	—	—	—	—
December 1 – December 31, 2015	29,494	6.34	—	—
Total	29,494	$6.34	—	—

(a)	Shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share)	Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Income Data:
Revenue	$652,600	$809,837	$765,323	$660,928	$480,340
Cost of Revenue	216,858	266,787	315,052	288,474	201,687
Gross Profit	435,742	543,050	450,271	372,454	278,653
Expenses
Marketing	116,882	127,862	135,336	108,810	73,329
Operations and technology	74,012	73,573	70,776	63,505	52,371
General and administrative	102,073	107,875	84,420	72,690	65,401
Depreciation and amortization	18,388	18,732	17,143	13,272	11,263
Total Expenses	311,355	328,042	307,675	258,277	202,364
Income from Operations	124,387	215,008	142,596	114,177	76,289
Interest expense, net	(52,883)	(38,474)	(19,788)	(20,996)	(17,420)
Foreign currency transaction loss	(985)	(35)	(1,176)	(342)	(487)
Income before Income Taxes	70,519	176,499	121,632	92,839	58,382
Provision for income taxes	26,527	64,828	43,594	33,967	21,350
Net Income	$43,992	$111,671	$78,038	$58,872	$37,032
Earnings Per Share:
Earnings per common share:
Basic	$1.33	$3.38	$2.36	$1.78	$1.12
Diluted	$1.33	$3.38	$2.36	$1.78	$1.12
Dividends declared per common share	$—	$3.71	$—	$—	$2.27
Weighted average common shares outstanding:
Basic	33,006	33,000	33,000	33,000	33,000
Diluted	33,026	33,008	33,000	33,000	33,000
Other Financial Data:
Adjusted EBITDA(a)	$155,675	$235,819	$162,489	$131,474	$87,736
Capital expenditures	$32,241	$13,284	$14,872	$17,872	$15,073
Gross profit margin	66.8%	67.1%	58.8%	56.4%	58.0%
Adjusted EBITDA margin(a)	23.9%	29.1%	21.2%	19.9%	18.3%
Domestic revenue	$510,242	$474,715	$395,549	$334,066	$254,752
International revenue	$142,358	$335,122	$369,774	$326,862	$225,588
Number of employees (at period end)	1,132	1,151	1,027	993	872
Balance Sheet Data (at period end):
Cash and cash equivalents(b)	$42,066	$75,106	$47,480	$37,548	$34,411
Loans and finance receivables, net(b)	434,633	323,611	303,467	228,390	162,985
Total assets(b)	880,870	760,197	692,152	612,868	529,740
Long-term debt(c)	553,267	494,181	424,133	427,889	410,964
Total stockholders’ equity(c)	205,968	153,984	173,048	97,416	41,849
Other Operating Data:
Combined loans and finance receivables, gross
Short-term loans(d)	$83,944	$92,561	$122,165	$194,679	$182,939
Line of credit accounts	100,855	118,680	125,802	42,700	21,648
Installment loans and RPAs(d)	351,279	213,588	179,230	121,570	60,213
Total combined loans and finance receivables, gross(d)	$536,078	$424,829	$427,197	$358,949	$264,800
Combined loan and finance receivable originations
Short-term loans	$1,178,359	$1,303,231	$1,846,024	$2,160,532	$1,934,808
Line of credit accounts	237,325	439,562	311,649	116,360	57,012
Installment loans and RPAs	516,953	461,432	438,405	222,435	103,839
Total combined originations	$1,932,637	$2,204,225	$2,596,078	$2,499,327	$2,095,659

(a)

The table below shows a reconciliation of Adjusted EBITDA, a non-GAAP measure, to Net Income and Adjusted EBITDA as a percentage of total revenue, which is Adjusted EBITDA margin (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Net Income	$43,992	$111,671	$78,038	$58,872	$37,032
Depreciation and amortization expenses	18,388	18,732	17,143	13,272	11,263
Interest expense, net	52,883	38,474	19,788	20,996	17,420
Foreign currency transaction loss	985	35	1,176	342	487
Provision for income taxes	26,527	64,828	43,594	33,967	21,350
Stock-based compensation expense	9,630	664	250	146	184
Adjustments:
Lease termination and relocation costs(1)	3,270	1,415	—	—	—
Regulatory Penalty(2)	—	—	2,500	—	—
Withdrawn IPO(3)	—	—	—	3,879	—
Adjusted EBITDA	$155,675	$235,819	$162,489	$131,474	$87,736
Adjusted EBITDA margin calculated as follows:
Total Revenue	652,600	809,837	765,323	660,928	480,340
Adjusted EBITDA	155,675	235,819	162,489	131,474	87,736
Adjusted EBITDA as a percentage of total revenue	23.9%	29.1%	21.2%	19.9%	18.3%

(1)

In May 2015, the Company relocated its headquarters and as a result incurred $3.3 million of facility cease-use charges ($2.1 million net of tax) consisting of remaining lease obligations and disposal costs on its prior headquarters.

(2)	For the year ended December 31, 2013, represents the amount paid in connection with the Regulatory Penalty, which is nondeductible for tax purposes.
(3)

For the year ended December 31, 2012, represents costs of $3.9 million, before tax benefit of $1.5 million related to our withdrawn Registration Statement in July 2012 in connection with efforts in pursuit of an initial public offering.

(b)

Cash and cash equivalents, Loans and finance receivables, net, and Total assets as of December 31, 2011 were revised to correct the classification of cash and accounts payable and to correct for consumer loans that had not funded as of the balance sheet date. The correction resulted in a decrease in cash and cash equivalents of $3.7 million, a decrease in loans and finance receivables, net of $1.0 million, and a decrease in accounts payable and accrued expenses of $4.7 million as of December 31, 2011. Management determined that the impact on previously issued financial statements was immaterial; however, management determined it was appropriate to correct the December 31, 2011 financial statement amounts.

(c)

Long-term debt and total stockholders’ equity as of December 31, 2011 were revised to correct the classification of certain net equity transactions with Cash America. Management determined that the impact on previously issued financial statements was immaterial; however, management determined it was appropriate to correct the presentation herein. The correction resulted in increases of $0.1 million to long-term debt as of December 31, 2011 and an increase of $0.3 million to total stockholders’ equity as of December 31, 2011.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
Short-term loan balances, gross:
Company owned	$58,793	$56,298	$80,753	$146,472	$140,178
Guaranteed by the Company	25,151	36,263	41,412	48,207	42,761
Combined	$83,944	$92,561	$122,165	$194,679	$182,939
Installment loan and finance receivable balances, gross:
Company owned	$342,307	$213,581	$179,230	$121,570	$60,213
Guaranteed by the Company	8,972	7	—	—	—
Combined	$351,279	$213,588	$179,230	$121,570	$60,213
Total loan and finance receivable balances, gross:
Company owned	$501,955	$388,559	$385,785	$310,742	$222,039
Guaranteed by the Company	34,123	36,270	41,412	48,207	42,761
Combined	$536,078	$424,829	$427,197	$358,949	$264,800

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT REGULATORY DEVELOPMENTS

Consumer Financial Protection Bureau

On March 26, 2015, the CFPB published its outline of proposals for regulating high-cost short-term loans, installment loans, open ended lines of credit, and other loans (the “CFPB Outline”). The CFPB published the CFPB Outline in preparation for convening a Small Business Review Panel to determine whether its proposal could have a significant economic impact on small businesses and not-for-profits.  The CFPB Outline does not include proposed or final rules, and any future rules could be significantly different from those in the CFPB Outline. The CFPB is expected to issue preliminary rules in early 2016. The effective date for the implementation of final rules, while not yet defined by the CFPB, is not expected by the industry until 2017 or later. As a result, it is not currently possible to predict the ultimate scope, extent, nature, timing or effect of any rules eventually adopted and made effective by the CFPB. We cannot give any assurances that the effect of such rules will not have a material impact on our U.S. products and services.

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

Financial Conduct Authority

During years ended December 31, 2015 and December 31, 2014, our U.K. operations generated 19.9% and 40.1%, respectively, of our consolidated total revenue. Regulatory changes in the United Kingdom during 2014 significantly affected our results from our U.K. operations as described below.

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

On January 29, 2016, we received full authorization from the FCA to provide consumer credit and to perform related activities for both of our U.K. businesses. We will be required to continue to satisfy certain minimum standards set out in the Financial Services and Markets Act 2000, or the FSMA, which may result in additional costs to us.

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

In addition, on August 13, 2015, the Competition & Markets Authority, or the CMA, published its final order which will require online lenders to publish details of their products on at least one price comparison website which is authorized by the FCA. It is anticipated that the FCA will publish its price comparison website standards in mid-2016 with an effective date at the end of 2016 or 2017. The CMA also ordered online and storefront lenders to provide existing customers with a summary of their cost of borrowing effective August 13, 2016. The CMA also published guidance on the unfair contract provisions in the Consumer Rights Act of 2015, which sets out the CMA’s understanding of the provisions in the act which deal with unfair contract terms and notices. The guidance supersedes the general unfair contract terms guidance issued by the OFT

We are subject to ongoing examination and review by the FCA. During 2014 we were in frequent communication with the FCA in an effort to demonstrate that we satisfy the expectations of the FCA, and we made significant modifications to many of our business practices to address the FCA’s requirements. These modifications included adjustments to our affordability assessment practices and underwriting standards that govern who will qualify for a loan from us, reductions in certain maximum loan amounts, alterations to advertising practices and adjustments to collections processes (including our practices related to continuous payment authority) and debt forbearance processes (or our practices regarding customers who have indicated they are experiencing financial difficulty). In addition, we previously did not have a physical presence in the United Kingdom as business functions were performed remotely from our facilities in the United States. In order to alleviate concerns in relation to our ability to demonstrate to the FCA that we are capable of being effectively supervised, we established an office in London in 2014 for the management of our U.K. business.

In 2014, the FCA appointed an independent auditor, referred to as a skilled person under section 166 of the FSMA, to undertake a review of certain of our practices, as well as our ability to be effectively supervised. The first phase of that review identified certain of our former business practices that were deemed by the FCA to have caused some consumer detriment, the majority of which were during the limited time frame prior to complete implementation of our enhanced affordability assessment. On November 4, 2015, the FCA announced the final redress program, in which we provided 3,940 customers total redress of approximately $2.6 million through a combination of loan balance waivers and cash refunds of interest and fees paid. The skilled person oversaw the execution of the redress program, which was concluded in the latter part of the fourth quarter of 2015. The remainder of the section 166 review has been completed and has not identified further activities deemed by the FCA to have caused consumer detriment or that are not in compliance with the FCA’s requirements.

In connection with implementing the changes described above to our U.K. business, we experienced a significant year-over-year decrease in our U.K. loan volume, U.K. loan balances and U.K. revenue during 2015. We discontinued offering line of credit accounts to new customers in the United Kingdom in late 2014 and effective January 1, 2015, we discontinued draws on existing accounts in the United Kingdom. The implementation of stricter affordability assessments and underwriting standards resulted in a year-over-year decrease in the number of consumer loans written, the average consumer loan amount and the total amount of consumer loans written to new and returning customers. Additionally, we experienced an increase in compliance- and administrative-related costs for the United Kingdom, but the overall expenses of our U.K. business (including our cost of revenue) decreased as our U.K. business contracted. The ultimate impact of the changes we have made to our U.K. operations will be dependent on a number of factors (some of which may be unforeseen), including the effectiveness of our execution of the operational changes, the impact the FCA’s requirements may have on our competitors that could result in a potential increase in our market share, and consumer reaction to the changes occurring to our services, among other things. The decline in revenue and loan balances in the United Kingdom has been offset to an extent by improved performance of our U.K. consumer loan portfolio as a result of stricter affordability assessments and underwriting standards being implemented, which has resulted in lower consumer loan loss rates, and by continued strong demand for the online loan products we offer and receivables purchased in the United States and other markets.

The results for the year ended December 31, 2014 do not include the full impact of the changes described above. The results for that period are not indicative of our future results of operations and cash flows from our operations in the United Kingdom.

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

Military Lending Act

On July 22, 2015, the Department of Defense published its final rule amending the Military Lending Act’s (“MLA’s”) implementing regulation. The new rule expands the scope of the credit products covered by the MLA. The rules under the MLA will restrict us from offering consumer loan products to covered borrowers at military annual percentage rate, which is defined by the rules, of more than 36%, and contain various disclosure requirements, limitations on renewals and refinancing, as well as restrictions on the use of prepayment penalties, arbitration provisions and certain waivers of rights. The rule provides that a lender is subject to fines and other penalties if it extends credit to a covered borrower on prohibited terms. The new rule provides a safe harbor for a lender if it verifies that an applicant is not a covered borrower before extending credit by checking the Department of Defense’s database or a database of a national credit reporting agency that provides military status information. The new rule is scheduled to become effective on October 3, 2016. Although compliance with the new rule could be complex and increase compliance costs, even if the new rule restricts us from making any of our credit products available to members of the military, their spouses or their dependents, we do not expect the new rule to have a material adverse impact on our financial condition or operating results once it goes into effect.

BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Enova International, Inc. was formed on September 7, 2011 by Cash America to hold the assets of Cash America’s online lending business. On September 13, 2011, Cash America contributed to Enova International, Inc. all of the stock of its wholly-owned subsidiary, Enova Online Services, Inc., in exchange for 33 million shares of our common stock. As of December 31, 2015, Enova offered, arranged or purchased consumer and small business loans and receivables purchase agreements (collectively referred to as “loans and finance receivables” throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations) through a number of its subsidiaries to customers in all 50 states and Washington D.C. in the United States, United Kingdom, Australia, Canada and Brazil.

Prior to the tax-free spin-off from Cash America International, Inc. or Cash America, we operated as a division of Cash America and not as a stand-alone company. Our historical consolidated financial statements include the assets, liabilities, revenue and expenses directly attributable to our operations carved out of Cash America’s consolidated financial statements. In addition, the historical financial statements for periods prior to the spin-off include allocations of costs relating to certain functions historically provided by Cash America, including corporate services such as executive oversight, insurance and risk management, government relations, internal audit, treasury, licensing, and to a limited extent finance, accounting, tax, legal, human resources, compensation and benefits, compliance and support for certain information systems related to financial reporting. The expense allocations were determined on a basis that Cash America and we consider to be reasonable reflections of the utilization of services provided by Cash America.

The amounts recorded for these transactions and allocations are not, however, necessarily representative of the amounts that would have been incurred had we been a separate, stand-alone entity that operated independently of Cash America. As a separate stand-alone public company, our current and future results of operations will include costs and expenses for us to operate as a stand-alone company, and, consequently, these costs may be materially different than as reflected in our historical results of operations. Accordingly, the financial statements for the years when we were a division of Cash America may not be indicative of our future results of operations, financial position and cash flows.

Upon our separation from Cash America, we entered into a transition services agreement with Cash America. Following the completion of the spin-off and up until December 31, 2015, Cash America provided support for certain information systems related to financial reporting and payment processing to us in exchange for compensation and reimbursement for all out-of-pocket costs and expenses incurred in connection with providing such services.

Out-of-Period Adjustment

In a review of our revenue recognition policy during 2015, we determined that certain fees on our line of credit product should be deferred over the period the draw is outstanding rather than recognized as revenue when assessed. We recorded a $2.5 million reduction to revenue in the fourth quarter of 2015 as an out-of-period adjustment. This adjustment included a $2.8 million reduction of revenue associated with periods prior to 2015. We believe this adjustment was not material to any of the prior years’ financial statements, and the impact of the adjustment in the current year is not material to the full year 2015 consolidated financial statements.

Revenue Recognition

We recognize revenue based on the financing products and services we offer. “Revenue” in the consolidated statements of income includes: interest income, finance charges, fees for services provided through the CSO programs, or CSO fees, revenue on RPAs, service charges, draw fees, minimum fees, late fees and nonsufficient funds fees as permitted by applicable laws and pursuant to the agreement with the borrower. For short-term loans that we offer, interest and finance charges are recognized on an effective yield basis over the term of the loan. For line of credit accounts, interest is recognized over the reporting period based upon the balance outstanding and the contractual interest rate, draw fees are recognized on an effective yield basis over the estimated outstanding period of the draw, and minimum fees are recognized when assessed to the customer. For installment loans, interest is recognized on an effective yield basis over the term of the loan. For RPAs, revenue is recognized on an effective yield basis over the projected delivery term of the agreements and fees are recognized when assessed. CSO fees are recognized on an effective yield basis over the term of the loan. Late and nonsufficient funds fees are recognized when assessed to the customer. Direct costs associated with originating loans and purchasing RPAs, such as third-party customer acquisition costs, are deferred and amortized against revenue on an effective yield basis over the term of the loan or the projected delivery term of the finance receivable. Unpaid and accrued interest and fees and unamortized deferred origination costs are included in “loans and finance receivables, net” in the consolidated balance sheets.

Current and Delinquent Loan and Finance Receivables

We classify our loans and finance receivables as either current or delinquent. Short-term loans are considered delinquent when payment of an amount due is not made as of the due date. If a line of credit account or installment loan customer misses one payment, that payment is considered delinquent and the balance of the loan is considered current. We do not accrue interest on the delinquent payment portion of the loan but do continue to accrue interest on the remaining portion of the loan. If a line of credit account or installment loan customer does not make two consecutive payments, the entire account or loan is classified as delinquent and placed on a non-accrual status. We allow for normal payment processing time before considering a payment or a loan delinquent but do not provide for any additional grace period.

Where permitted by law and as long as a loan is not considered delinquent, a customer may choose to renew a short-term loan or installment loan or extend the due date on a short-term loan. In order to renew or extend a short-term loan, a customer must agree to pay the current finance charge for the right to make a later payment of the outstanding principal balance plus an additional finance charge. In order to renew an installment loan, the customer enters into a new installment loan contract and agrees to pay the principal balance and finance charge in accordance with the terms of the new loan contract. If a short-term loan is renewed, but the customer fails to pay that loan’s current finance charge as of the due date, the unpaid finance charge is classified as delinquent. References throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations to renewed loans include both renewals and extensions made by customers to their existing loans as discussed above.

We do not accrue interest on delinquent loans and do not resume accrual of interest on a delinquent loan unless it is returned to current status. In addition, delinquent loans generally may not be renewed, and if, during an attempt to collect on a delinquent loan, we allow additional time for payment through a payment plan or a promise to pay, it is still considered delinquent. Generally, all payments received are first applied against accrued but unpaid interest and fees and then against the principal balance of the loan.

Allowance and Liability for Estimated Losses on Loans and Finance Receivables

We monitor the performance of our loan and finance receivable portfolios and maintain either an allowance or liability for estimated losses on loans and finance receivables (including revenue, fees and/or interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The allowance for losses on our owned loans and finance receivables reduces the outstanding loan balance in the consolidated balance sheets. The liability for estimated losses related to loans guaranteed under the CSO programs is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

In determining the allowance or liability for estimated losses on loans and finance receivables, we apply a documented systematic methodology. In calculating the allowance or liability for loan losses, outstanding loans and finance receivables are divided into discrete groups of short-term loans, line of credit accounts, installment loans and RPAs and are analyzed as current or delinquent. Increases in either the allowance or the liability, net of charge-offs and recoveries, are recorded as a “Cost of revenue” in the consolidated statements of income.

The allowance or liability for short-term loans classified as current is based on historical loss rates adjusted for recent default trends for current loans. For delinquent short-term loans, the allowance or liability is based on a six month rolling average of loss rates by stage of collection. For line of credit account and installment loan and RPA portfolios, we generally use a migration analysis to estimate losses inherent in the portfolio. The allowance calculation under the migration analysis is based on historical charge-off experience and the loss emergence period, which represents the average amount of time between the first occurrence of a loss event and the charge-off of a loan. The factors we consider to assess the adequacy of the allowance or liability include past due performance, historical behavior of monthly vintages, underwriting changes and recent trends in delinquency in the migration analysis.

We fully reserve for loans once the loan or a portion of the loan has been classified as delinquent for 60 consecutive days and generally charge-off loans between 60 – 65 days delinquent. If a loan is deemed uncollectible before it is fully reserved, it is charged off at that point. Loans classified as delinquent generally have an age of one to 64 days from the date any portion of the loan became delinquent, as defined above. Recoveries on loans previously charged to the allowance are credited to the allowance when collected.

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

We use the income approach to complete our annual goodwill assessment. The income approach uses future cash flows and estimated terminal values for us that are discounted using a market participant perspective to determine the fair value, which is then compared to the carrying value to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. We completed our annual assessment of goodwill as of June 30, 2015 and determined that the fair value of our goodwill exceeded carrying value, and, as a result, no impairment existed at that date. A 10% decrease in the estimated fair value for the June 2015 assessment would not have resulted in a goodwill impairment. Following a significant decline in our stock price in the second half of 2015, we completed an interim assessment of goodwill, including market capitalization and other qualitative factors, as of December 31, 2015. Consistent with the assessment completed as of June 30, 2015, we determined that no impairment existed as of December 31, 2015. Although no goodwill impairment was noted, there can be no assurances that future goodwill impairments will not occur.

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

We amortize finite-lived intangible assets subject to amortization on the basis of their expected periods of benefit, generally three to 20 years. The costs of start-up activities and organization costs are charged to expense as incurred.

Marketing Expenses

Marketing expenses consist of online marketing costs such as sponsored search and advertising on social networking sites, and offline marketing costs such as television, radio and direct mail advertising. In addition, marketing expenses include lead purchase costs paid to marketers in exchange for providing information or applications from potential customers interested in using our services. Marketing costs directly related to loan and RPA originations are deferred and amortized against revenue. Online marketing and lead purchase costs not directly resulting in loan and RPA originations are expensed as incurred. The production costs associated with offline marketing are expensed as incurred. Other marketing costs are expensed as incurred.

We also have an agreement with an independent third party pursuant to which the Company pays a portion of the net revenue received from the customers referred to us by such third party. Prior to the spin-off, we had an arrangement with Cash America pursuant to which we paid either a lead purchase fee or a portion of the net revenue received from the customers referred to us by Cash America. These referral fees were included in “Marketing” in the consolidated statements of income.

Operations and Technology Expenses

Operations and technology expenses include all expenses related to the direct operations and technology infrastructure related to loan underwriting and processing. This includes call center and operations personnel costs, software maintenance expense, underwriting data from third-party vendors, and telephony costs.

General and Administrative Expenses

General and Administrative expenses primarily include corporate personnel costs, as well as legal, occupancy, and other related costs. We allocate these expenses between domestic and international operations on the basis of revenue. In addition, prior to the spin-off from Cash America, general and administrative expenses included expense allocations for certain corporate service functions historically provided by Cash America, such as executive oversight, insurance and risk management, government relations, internal audit, treasury, licensing, and to a limited extent finance, accounting, tax, legal, human resources, compensation and benefits, compliance and support for certain information systems related to financial reporting. Cash America allocated these expenses to us based on our share of Cash America’s corporate services expenses incurred for the consolidated entity.

Income Taxes

We account for income taxes under ASC 740, Income Taxes, or ASC 740. Prior to the spin-off, our operations had been included as part of consolidated and unitary tax returns with Cash America and its affiliated companies. Prior to May 30, 2014, we settled our current tax balances with Cash America on a quarterly basis through an adjustment to our affiliate line of credit with Cash America. With the exception of certain entities outside of the United States, we settled our current tax balances with Cash America on a quarterly basis for the period from May 31, 2014 until the spin-off.

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

Recent Accounting Pronouncements

See Note 2 in the Notes to the Audited Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” in this report for a discussion of recent accounting pronouncements.

RESULTS OF OPERATIONS

HIGHLIGHTS

Our financial results for the year ended December 31, 2015, or 2015, are summarized below.

•

Consolidated total revenue decreased $157.2 million, or 19.4%, to $652.6 million in 2015 compared to $809.8 million in the year ended December 31, 2014, or 2014. A $35.5 million, or 7.5%, increase in domestic revenue to $510.2 million in 2015 from $474.7 million for 2014 was offset by a $192.7, or 57.5% decline in international revenue to $142.4 million in 2015 from $335.1 million in 2014.

•	Consolidated gross profit decreased $107.4 million, or 19.8%, to $435.7 million in 2015 compared to $543.1 million in 2014.
•	Consolidated income from operations decreased $90.6 million, or 42.1%, to $124.4 million in 2015, compared to $215.0 million in 2014.
•	Consolidated net income was $44.0 million in 2015, compared to $111.7 million in 2014. Consolidated diluted earnings per share were $1.33 in 2015 compared to $3.38 in 2014.

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

OVERVIEW

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Revenue
Loans and finance receivables revenue	$650,921	$808,987	$764,126
Other	1,679	850	1,197
Total Revenue	652,600	809,837	765,323
Cost of Revenue	216,858	266,787	315,052
Gross Profit	435,742	543,050	450,271
Expenses
Marketing	116,882	127,862	135,336
Operations and technology	74,012	73,573	70,776
General and administrative	102,073	107,875	84,420
Depreciation and amortization	18,388	18,732	17,143
Total Expenses	311,355	328,042	307,675
Income from Operations	124,387	215,008	142,596
Interest expense, net	(52,883)	(38,474)	(19,788)
Foreign currency transaction loss	(985)	(35)	(1,176)
Income before Income Taxes	70,519	176,499	121,632
Provision for income taxes	26,527	64,828	43,594
Net Income	$43,992	$111,671	$78,038
Diluted earnings per share	$1.33	$3.38	$2.36
Revenue
Loans and finance receivables revenue	99.7%	99.9%	99.8%
Other	0.3	0.1	0.2
Total Revenue	100.0	100.0	100.0
Cost of Revenue	33.2	32.9	41.2
Gross Profit	66.8	67.1	58.8
Expenses
Marketing	17.9	15.8	17.7
Operations and technology	11.4	9.1	9.3
General and administrative	15.6	13.4	11.0
Depreciation and amortization	2.8	2.3	2.2
Total Expenses	47.7	40.6	40.2
Income from Operations	19.1	26.5	18.6
Interest expense, net	(8.1)	(4.7)	(2.6)
Foreign currency transaction loss	(0.2)	0.0	(0.1)
Income before Income Taxes	10.8	21.8	15.9
Provision for income taxes	4.1	8.0	5.7
Net Income	6.7%	13.8%	10.2%

NON-GAAP DISCLOSURE

In addition to the financial information prepared in conformity with generally accepted accounting principles, or GAAP, we provide historical non-GAAP financial information. Management believes that presentation of non-GAAP financial information is meaningful and useful in understanding the activities and business metrics of our operations. Management believes that these non-GAAP financial measures reflect an additional way of viewing aspects of our business that, when viewed with its GAAP results, provide a more complete understanding of factors and trends affecting our business.

Management provides non-GAAP financial information for informational purposes and to enhance understanding of our GAAP consolidated financial statements. Readers should consider the information in addition to, but not instead of or superior to, our financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Net Income	$43,992	$111,671	$78,038
Adjustments (net of tax):
Lease termination and relocation costs(a)	2,076	906	—
Regulatory Penalty(b)	—	—	2,500
Intangible asset amortization	308	28	88
Stock-based compensation expense	6,008	420	160
Foreign currency transaction loss	614	22	755
Adjusted earnings	$52,998	$113,047	$81,541
Diluted earnings per share	$1.33	$3.38	$2.36
Adjustments (net of tax):
Lease termination and relocation costs(a)	0.06	0.03	—
Regulatory Penalty(b)	—	—	0.08
Intangible asset amortization	0.01	—	—
Stock-based compensation expense	0.18	0.01	0.01
Foreign currency transaction loss	0.02	—	0.02
Adjusted earnings per share	$1.60	$3.42	$2.47

(a)

In May 2015, we relocated our headquarters and as a result incurred $3.3 million of facility cease-use charges ($2.1 million net of tax) consisting of remaining lease obligations and disposal costs on its prior headquarters. In June 2014, we incurred $1.4 million ($0.9 million net of tax) of early lease termination charges on our prior headquarters.

(b)

On November 20, 2013, Cash America, our parent company at the time, consented to the issuance of a Consent Order by the CFPB pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2012 review of Cash America and us, to pay a civil money penalty of $5 million, of which we and Cash America agreed to allocate $2.5 million of this penalty to us, or the Regulatory Penalty. For the year ended December 31, 2013, this figure represents the amount paid in connection with the Regulatory Penalty, which is nondeductible for tax purposes.

Adjusted EBITDA

The table below shows Adjusted EBITDA, which is a non-GAAP measure that we define as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, taxes and stock-based compensation expense. Management believes Adjusted EBITDA is used by investors to analyze operating performance and evaluate our ability to incur and service debt and our capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess our estimated enterprise value. In addition, management believes that the adjustments for lease termination and relocation costs and the Regulatory Penalty shown below are useful to investors in order to allow them to compare our financial results during the periods shown without the effect of the expense items. The computation of Adjusted EBITDA as presented below may differ from the computation of similarly-titled measures provided by other companies (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net Income	$43,992	$111,671	$78,038
Depreciation and amortization expenses	18,388	18,732	17,143
Interest expense, net	52,883	38,474	19,788
Foreign currency transaction loss	985	35	1,176
Provision for income taxes	26,527	64,828	43,594
Stock-based compensation expense	9,630	664	250
Adjustments:
Lease termination and relocation costs(a)	3,270	1,415	—
Regulatory Penalty(b)	—	—	2,500
Adjusted EBITDA	$155,675	$235,819	$162,489
Adjusted EBITDA margin calculated as follows:
Total Revenue	652,600	809,837	765,323
Adjusted EBITDA	155,675	235,819	162,489
Adjusted EBITDA as a percentage of total revenue	23.9%	29.1%	21.2%

(a)

In May 2015, we relocated our headquarters and as a result incurred $3.3 million of facility cease-use charges ($2.1 million net of tax) consisting of remaining lease obligations and disposal costs on its prior headquarters. In June 2014 we incurred $1.4 million ($0.9 million net of tax) of early lease termination charges on our prior headquarters.

(b)	For the year ended December 31, 2013, represents the amount paid in connection with the Regulatory Penalty, which is nondeductible for tax purposes.

Constant Currency Basis

In addition to reporting financial results in accordance with GAAP, we have provided certain other non-GAAP financial information on a constant currency basis. We operate in the United Kingdom, Australia, Canada and Brazil. During 2015, 2014 and 2013, 21.8%, 41.4% and 48.3% of our revenue, respectively, originated in currencies other than the U.S. Dollar, principally the British Pound Sterling. As a result, changes in our reported revenue and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide constant currency assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. All conversion rates below are based on the U.S. Dollar equivalent to one of the applicable foreign currency:

	Year Ended December 31,
	2015	2014	% Change
British Pound	1.5289	1.6480	(7.2)%
Australian dollar	0.7529	0.9028	(16.6)%
Canadian dollar	0.7838	0.9060	(13.5)%
Brazilian real	0.3057	0.4263	(28.3)%

	Year Ended December 31,
	2014	2013	% Change
British Pound	1.6480	1.5646	5.3%
Australian dollar	0.9028	0.9685	(6.8)%
Canadian dollar	0.9060	0.9715	(6.7)%
Brazilian real	0.4263	0.4631	(7.9)%

Management believes that our non-GAAP constant currency assessments are a useful measure, indicating the actual growth and profitability of our operations.

Combined Loans and Finance Receivables

Combined loans and finance receivables is a non-GAAP measure that includes both loans and RPAs we own and loans we guarantee, which are either GAAP items or disclosures required by GAAP. See “—Basis of Presentation and Critical Accounting Policies—Allowance and Liability for Estimated Losses on Loans and Finance Receivables.”

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

YEAR ENDED 2015 COMPARED TO YEAR ENDED 2014

Revenue and Gross Profit

Revenue decreased $157.2 million, or 19.4%, to $652.6 million for 2015 as compared to $809.8 million for 2014.On a constant currency basis, revenue decreased by $143.8 million, or 17.8% for 2015 compared to 2014. The change in revenue is driven by a decrease in revenue of $192.7 million (or $179.3 million on a constant currency basis) from our international operations, primarily due to regulatory changes in the United Kingdom. The decrease in revenue from international operations was partially offset by an increase in revenue of $35.5 million from our domestic operations, primarily resulting from a 45.1% increase in domestic installment loan and RPA revenue in 2015 compared to 2014 driven by growth in our near-prime installment product.

Our gross profit decreased by $107.4 million to $435.7 million for 2015 from $543.1 million for 2014. On a constant currency basis, gross profit decreased by $96.6 million for 2015 compared to 2014. Our consolidated gross profit as a percentage of revenue, or our gross profit margin, decreased to 66.8% in 2015, from 67.1% in 2014. The decrease in gross profit margin was primarily driven by the growth of our domestic near-prime installment portfolio and a higher mix of new customers, which require higher loss provisions as new customers default at a higher rate than returning customers with a successful history of loan performance. Although the growth in our domestic near-prime installment portfolio contributed to the lower gross profit margin, as the portfolio continues to scale and the underlying longer term loans continue to season we expect to achieve increased marginal profitability. The decrease in the domestic gross profit margin was partially offset by an increase in our international gross profit margin due to lower loss experience from the U.K. line of credit portfolio that was wound down during 2015. Approximately 61% of our gross profit decline is attributed to the U.K. line of credit account portfolio. Excluding that discontinued product, our consolidated gross profit margin decreased to 63.7% for 2015 from 66.7% for 2014. Our 2014 results from operations do not include the full impact of changes in our U.K. operations resulting from regulatory and legislative changes that occurred in 2014. See “—Recent Regulatory Developments—Financial Conduct Authority” above for further information. Management expects the consolidated gross profit margin will continue to be influenced by the mix of loans to new and returning customers, the mix of lower yielding and higher yielding loan products, and loan originations for our U.K. operations.

The following tables set forth the components of revenue and gross profit, separated between domestic and international for 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Revenue by product:
Short-term loans	$204,893	$257,169	$(52,276)	(20.3)%
Line of credit accounts	185,521	305,118	(119,597)	(39.2)%
Installment loans and RPAs	260,507	246,700	13,807	5.6%
Total loan and finance receivable revenue	650,921	808,987	(158,066)	(19.5)%
Other	1,679	850	829	97.5%
Total revenue	$652,600	$809,837	$(157,237)	(19.4)%

Revenue by product (% to total):
Short-term loans	31.4%	31.7%
Line of credit accounts	28.4%	37.7%
Installment loans and RPAs	39.9%	30.5%
Total loan and finance receivable revenue	99.7%	99.9%
Other	0.3%	0.1%
Total revenue	100.0%	100.0%

	Year Ended December 31,
	2015	2014	$ Change	% Change
Domestic:
Revenue	$510,242	$474,715	$35,527	7.5%
Cost of revenue	196,963	171,798	25,165	14.6%
Gross profit	$313,279	$302,917	$10,362	3.4%
Gross profit margin	61.4%	63.8%	(2.4)%	(3.8)%
International:
Revenue	$142,358	$335,122	$(192,764)	(57.5)%
Cost of revenue	19,895	94,989	(75,094)	(79.1)%
Gross profit	$122,463	$240,133	$(117,670)	(49.0)%
Gross profit margin	86.0%	71.7%	14.3%	19.9%
Total:
Revenue	$652,600	$809,837	$(157,237)	(19.4)%
Cost of revenue	216,858	266,787	(49,929)	(18.7)%
Gross profit	$435,742	$543,050	$(107,308)	(19.8)%
Gross profit margin	66.8%	67.1%	(0.3%)	(0.4)%

Loan and Finance Receivable Balances

The outstanding combined portfolio balance of loans and finance receivables, net of allowance and liability for estimated losses, increased $108.7 million, or 30.3%, to $467.0 million as of December 31, 2015 from $358.3 million as of December 31, 2014, primarily due to increased demand for our domestic near-prime installment product and growth of our loan and finance receivable portfolios serving the needs of small businesses, partially offset by a reduction in international loan balances (down 27% on a constant currency basis) due to changes made in our U.K. business as a result of regulatory requirements. The outstanding loan balance for our domestic near-prime product increased 79.7% as of December 31, 2015 compared to December 31, 2014, resulting in a domestic near-prime portfolio balance that comprises approximately 36% of our total loan and finance receivables portfolio balance while domestic short-term loans comprise approximately 10%. We expect this trend to continue as we expand our near-prime installment product offering in 2016 by establishing loan programs with one or more banks. Additionally, our portfolio of loans and finance receivables serving the needs of small businesses has grown quickly over the last year and has exceeded 10% of our total loan and finance receivables portfolio. Management expects the loan balances for our domestic near-prime installment loan product will continue to comprise a larger percentage of the total loan and finance receivable portfolio, due to consumer demand for the product and its longer loan term. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

The combined loan and finance receivable balance includes $502.0 million and $388.6 million as of December 31, 2015 and 2014, respectively, of our owned receivables balances before the allowance for losses of $67.3 million and $64.9 million provided in the consolidated financial statements for December 31, 2015 and 2014, respectively. The combined loan and finance receivable balance also includes $34.1 million and $36.3 million as of December 31, 2015 and 2014, respectively, of loan and finance receivable balances that are guaranteed by us, which are not included in our financial statements, before the liability for estimated losses of $1.7 million and $1.6 million provided in “Accounts payable and accrued expenses” in the consolidated financial statements for December 31, 2015 and 2014, respectively.

The following tables summarize loan and finance receivable balances outstanding as of December 31, 2015 and 2014 (in thousands):

	As of December 31,
	2015			2014
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables:
Short-term loans	$58,793	$25,151	$83,944	$56,298	$36,263	$92,561
Line of credit accounts	100,855	—	100,855	118,680	—	118,680
Installment loans and RPAs	342,307	8,972	351,279	213,581	7	213,588
Total ending loans and finance receivables, gross	501,955	34,123	536,078	388,559	36,270	424,829
Less: Allowance and liabilities for losses(a)	(67,322)	(1,756)	(69,078)	(64,948)	(1,576)	(66,524)
Total ending loans and finance receivables, net	$434,633	$32,367	$467,000	$323,611	$34,694	$358,305
Allowance and liability for losses as a % of loans and finance receivables, gross	13.4%	5.1%	12.9%	16.7%	4.3%	15.7%

	As of December 31,
	2015			2014
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables:
Total domestic, gross	$422,399	$34,123	$456,522	$270,801	$36,270	$307,071
Total international, gross	79,556	—	79,556	117,758	—	117,758
Total ending loans and finance receivables, gross	$501,955	$34,123	$536,078	$388,559	$36,270	$424,829

(a)	GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(b)	Except for allowance and liability for estimated losses, amounts represent non-GAAP measures.

Average Amount Outstanding per Loan

The average amount outstanding per loan is calculated as the total combined consumer loans, gross balance at the end of the period divided by the total number of combined consumer loans outstanding at the end of the period. The following table shows the average amount outstanding per loan by product at December 31, 2015 and 2014:

	As of December 31,
	2015	2014
Average amount outstanding per loan (in ones)(a)
Short-term loans(b)	$485	$503
Line of credit accounts	1,046	834
Installment loans(b)(c)	1,841	1,365
Total loans(b)(c)	$1,132	$880

(a)	The disclosure regarding the average amount per loan is statistical data that is not included in our financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(c)	Excludes RPAs.

The average amount outstanding per consumer loan increased to $1,132 from $880 during 2015 compared to 2014, mainly due to a greater mix of installment loans, which have higher average amounts per loan relative to short-term loans, in 2015 compared to 2014.

Average Loan Origination

The average loan origination amount is calculated as the total amount of combined loans originated and renewed for the period divided by the total number of combined consumer loans originated and renewed for the period. The following table shows the average loan origination amount by product for 2015 compared to 2014:

	Year Ended
	December 31,
	2015	2014
Average loan origination amount (in ones)(a)
Short-term loans(b)	$467	$510
Line of credit accounts(c)	300	269
Installment loans(b)(d)	1,630	1,414
Total loans(b)(d)	$528	$488

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount increased to $528 from $488 during 2015 compared to 2014, mainly due to a greater mix of installment loans, which have higher average amounts per loan relative to short-term loans. This increase was partially offset by a decrease in the size of the average short-term loan origination.

LOANS AND FINANCE RECEIVABLES LOSS EXPERIENCE

The allowance and liability for estimated losses as a percentage of combined loans and RPAs decreased to 12.9% as of December 31, 2015 from 15.7% as of December 31, 2014, primarily due to a greater concentration of our near-prime installment loans in the receivable portfolio and, to a lesser extent, improved performance across most products, partially related to the maturing of our product offerings to include a higher percentage of customers with established payment histories and partially related to stricter underwriting standards for our U.K. business.

The cost of revenue in 2015 was $216.9 million, which was composed of $216.7 million related to our owned loans and finance receivables and a $0.2 million increase in the liability for estimated losses related to loans we guaranteed through the CSO programs. The cost of revenue in 2014 was $266.7 million, which was composed of $267.2 million related to our owned loans and finance receivables, offset by a $0.5 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $213.3 million and $283.7 million in 2015 and 2014, respectively.

The following tables show loans and finance receivable balances and fees receivable and the relationship of the allowance and liability for losses to the combined balances of loans and finance receivables for each of the last eight quarters (in thousands):

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Loans and finance receivables:
Gross - Company owned	$330,275	$368,715	$445,547	$501,955
Gross - Guaranteed by the Company(a)	25,355	31,539	36,684	34,123
Combined loans and finance receivables, gross(b)	355,630	400,254	482,231	536,078
Allowance and liability for losses on loans and finance receivables	52,165	52,689	66,718	69,078
Combined loans and finance receivables, net(b)	$303,465	$347,565	$415,513	$467,000
Allowance and liability for losses as a % of loans and finance receivables, gross(b)	14.7%	13.2%	13.8%	12.9%

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Loans and finance receivables:
Gross - Company owned	$354,466	$359,760	$373,693	$388,559
Gross - Guaranteed by the Company(a)	29,643	34,915	35,429	36,270
Combined loans and finance receivables, gross(b)	384,109	394,675	409,122	424,829
Allowance and liability for losses on loans and finance receivables	75,479	69,375	71,443	66,524
Combined loans and finance receivables, net(b)	$308,630	$325,300	$337,679	$358,305
Allowance and liability for losses as a % of loans and finance receivables, gross(b)	19.7%	17.6%	17.5%	15.7%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
(b)	Non-GAAP measure.

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

Short-term Loans

Demand for our short-term loan product in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Softer demand for short-term loans in the United States combined with tighter underwriting standards in the United Kingdom due to changes in the regulatory environment during 2014 resulted in lower year-over-year average balances during the first half of 2015. Continued higher demand in the United Kingdom, partially offset by lower demand in the United States because of macroeconomic factors such as low unemployment, rising wages and low gas prices, led to flat short-term loan balances on a year-over-year basis as of the end of 2015.

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

The following table includes information related only to short-term loans and shows our loss experience trends for short-term loans for each of the last eight quarters (in thousands):

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Short-term loans:
Cost of revenue	$11,843	$14,299	$18,315	$17,837
Charge-offs (net of recoveries)	13,908	12,683	17,226	18,125
Average short-term combined loan balance, gross:
Company owned(a)	52,307	52,677	60,399	59,298
Guaranteed by the Company(a)(b)	28,626	25,699	26,761	24,215
Average short-term combined loan balance, gross(a)(c)	$80,933	$78,376	$87,160	$83,513
Ending short-term combined loan balance, gross:
Company owned	$49,012	$58,315	$62,208	$58,793
Guaranteed by the Company(b)	24,394	27,717	25,966	25,151
Ending short-term combined loan balance, gross(c)	$73,406	$86,032	$88,174	$83,944
Ending allowance and liability for losses	$13,650	$15,472	$16,380	$15,950

Short-term loan ratios:
Cost of revenue as a % of average short-term combined loan balance, gross(a)(c)	14.6%	18.2%	21.0%	21.4%
Charge-offs (net of recoveries) as a % of average short-term combined loan balance, gross(a)(c)	17.2%	16.2%	19.8%	21.7%
Gross profit margin	76.7%	70.5%	66.4%	65.0%
Allowance and liability for losses as a % of combined loan balance, gross(c)(d)	18.6%	18.0%	18.6%	19.0%

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Short-term loans:
Cost of revenue	$16,316	$19,670	$18,936	$14,984
Charge-offs (net of recoveries)	19,156	19,755	19,630	17,803
Average short-term combined loan balance, gross:
Company owned(a)	71,686	62,404	55,296	49,083
Guaranteed by the Company(a)(b)	34,321	32,022	35,594	34,461
Average short-term combined loan balance, gross(a)(c)	$106,007	$94,426	$90,890	$83,544
Ending short-term combined loan balance, gross:
Company owned	$65,910	$60,140	$50,822	$56,298
Guaranteed by the Company(b)	29,643	34,915	35,389	36,263
Ending short-term combined loan balance, gross(c)	$95,553	$95,055	$86,211	$92,561
Ending allowance and liability for losses	$19,726	$19,829	$18,857	$15,899
Short-term loan ratios:
Cost of revenue as a % of average short-term combined loan balance, gross(a)(c)	15.4%	20.8%	20.8%	17.9%
Charge-offs (net of recoveries) as a % of average short-term combined loan balance, gross(a)(c)	18.1%	20.9%	21.6%	21.3%
Gross profit margin	77.6%	70.1%	69.4%	73.5%
Allowance and liability for losses as a % of combined loan balance, gross(c)(d)	20.6%	20.9%	21.9%	17.2%

(a)	The average short-term combined loan balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.

(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan balance, gross, is determined using period-end balances.

Line of Credit Accounts

The cost of revenue as a percentage of average loan balance for line of credit accounts exhibits a similar quarterly seasonal trend to short-term loan loss rates as the ratio is typically lower in the first quarter and increases throughout the remainder of the year, peaking in the second half of the year with higher loan demand.

The gross profit margin is generally lower for line of credit accounts as compared to short-term loans because the highest levels of default are exhibited in the early stages of the account, while the revenue is recognized over the term of the account. As a result, particularly in periods of higher growth for line of credit account portfolios, the gross profit margin will be lower for this product than for our short-term loan products. Conversely, in periods of declining originations and portfolio contraction, as has been the case in the first half of 2015, the gross profit margin will be higher for this product. The year-over-year decrease in the allowance for losses as a percentage of loan balance was primarily due to the decline during 2015 in the average line of credit balance as a result of changes in business practices in the United Kingdom, partially offset by increased demand for domestic line of credit accounts. In the fourth quarter of 2014, we discontinued offering line of credit accounts to new customers in the United Kingdom, and effective January 1, 2015, we discontinued offering draws on existing line of credit accounts in the United Kingdom due to the FCA’s cap on the total cost of high-cost short-term credit that went into effect on January 2, 2015. See “—Recent Regulatory Developments—Financial Conduct Authority” for further discussion. The U.K. line of credit portfolio performed very well as it wound down during 2015 given its seasoned experience level. As of December 31, 2015, the U.K. line of credit portfolio balance, net of allowance for losses, was $46 thousand compared to $46.9 million as of December 31, 2014. While the U.K. line of credit portfolio continued to decline during the quarter ended December 31, 2015, the domestic line of credit portfolio experienced its seasonal increase.

The following table includes information related only to line of credit accounts and shows our loss experience trends for line of credit accounts for each of the last eight quarters (in thousands):

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$7,813	$4,870	$13,048	$17,816
Charge-offs (net of recoveries)	14,926	8,231	9,262	14,962
Average loan balance(a)	95,777	72,584	81,511	94,532
Ending loan balance	76,196	73,539	89,142	100,855
Ending allowance for losses balance	$12,340	$9,091	$12,873	$15,727
Line of credit account ratios:
Cost of revenue as a % of average loan balance(a)	8.2%	6.7%	16.0%	18.8%
Charge-offs (net of recoveries) as a % of average loan balance(a)	15.6%	11.3%	11.4%	15.8%
Gross profit margin	86.0%	88.1%	70.2%	60.5%
Allowance for losses as a % of loan balance(b)	16.2%	12.4%	14.4%	15.6%

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$23,913	$21,786	$25,913	$20,849
Charge-offs (net of recoveries)	26,602	27,211	24,292	23,381
Average loan balance(a)	121,457	120,228	126,908	121,950
Ending loan balance	119,004	122,409	128,275	118,680
Ending allowance for losses balance	$26,669	$21,579	$22,672	$19,749
Line of credit account ratios:
Cost of revenue as a % of average loan balance(a)	19.7%	18.1%	20.4%	17.1%
Charge-offs (net of recoveries) as a % of average loan balance(a)	21.9%	22.6%	19.1%	19.2%
Gross profit margin	67.3%	70.9%	68.0%	72.7%
Allowance for losses as a % of loan balance(b)	22.4%	17.6%	17.7%	16.6%

(a)	The average loan balance for line of credit accounts is the average of the month-end balances during the period.
(b)	Allowance for losses as a % of loan balance is determined using period-end balances.

Installment Loans and RPAs

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

The gross profit margin is generally lower for the installment loan product than for other loan products, primarily because the highest levels of default are exhibited in the early stages of the loan, while revenue is recognized over the term of the loan. In addition, installment loans typically have a higher average amount per loan. Another factor contributing to the lower gross profit margin is that the loan yield for installment loans and RPAs is typically lower than the yield for the other loan products we offer. As a result, particularly in periods of higher growth for the installment loan portfolio, which has been the case in recent years, the gross profit margin is typically lower for this product than for our short-term loan products. Our installment loan and RPA portfolio balance outstanding at December 31, 2015 increased $137.7 million, or 64.5%, compared to December 31, 2014. During the second half of 2015, we experienced lower gross profit margin than we experienced in the prior year quarters as a result of the growth in our domestic near-prime installment portfolio and RPAs, coupled with a lower concentration of U.K. installment loans in the portfolio due to changes initiated in that market in 2014.

The following table includes information related only to our installment loans and shows our loss experience trends for installment loans for each of the last eight quarters (in thousands):

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Installment loans:
Cost of revenue	$18,914	$22,367	$34,251	$35,485
Charge-offs (net of recoveries)	23,302	20,627	24,553	35,470
Average installment combined loan and finance receivable balance, gross:
Company owned(a)	208,668	217,121	265,253	318,400
Guaranteed by the Company(a)(b)	327	2,281	7,822	10,667
Average installment combined loan and finance receivable balance, gross(a)(c)	$208,995	$219,402	$273,075	$329,067
Ending installment combined loan and finance receivable balance, gross:
Company owned	$205,067	$236,861	$294,197	$342,307
Guaranteed by the Company(b)	961	3,822	10,718	8,972
Ending installment combined loan and finance receivable balance, gross(c)	$206,028	$240,683	$304,915	$351,279
Ending allowance and liability for losses	$26,175	$28,126	$37,465	$37,401
Installment loan ratios:
Cost of revenue as a % of average installment combined loan and finance receivable balance, gross(a)(c)	9.0%	10.2%	12.5%	10.8%
Charge-offs (net of recoveries) as a % of average installment combined loan and finance receivable balance, gross(a)(c)	11.1%	9.4%	9.0%	10.8%
Gross profit margin	67.8%	60.4%	48.4%	55.0%
Allowance and liability for losses as a % of combined loan and finance receivable balance, gross(c)(d)	12.7%	11.7%	12.3%	10.6%

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Installment loans:
Cost of revenue	$26,203	$25,384	$28,070	$24,759
Charge-offs (net of recoveries)	29,899	26,818	25,620	23,509
Average installment combined loan and finance receivable balance, gross:
Company owned(a)	175,198	171,043	186,298	201,799
Guaranteed by the Company(a)(b)	—	—	10	22
Average installment combined loan and finance receivable balance, gross(a)(c)	$175,198	$171,043	$186,308	$201,821
Ending installment combined loan and finance receivable balance, gross:
Company owned	$169,552	$177,211	$194,596	$213,581
Guaranteed by the Company(b)	—	—	40	7
Ending installment combined loan and finance receivable balance, gross(c)	$169,552	$177,211	$194,636	$213,588
Ending allowance and liability for losses	$29,084	$27,967	$29,914	$30,876
Installment loan ratios:
Cost of revenue as a % of average installment combined loan and finance receivable balance, gross(a)(c)	15.0%	14.8%	15.1%	12.3%
Charge-offs (net of recoveries) as a % of average installment combined loan and finance receivable balance, gross(a)(c)	17.0%	15.7%	13.8%	11.6%
Gross profit margin	58.0%	58.3%	54.6%	59.8%
Allowance and liability for losses as a % of combined loan and finance receivable balance, gross(c)(d)	17.2%	15.8%	15.4%	14.5%

(a)	The average loan and finance receivable balance for installment loans is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan and finance receivable balance, gross, is determined using period-end balances.

Total Expenses

Total expenses decreased $16.6 million, or 5.1%, to $311.4 million in 2015, compared to $328.0 million in 2014. On a constant currency basis, total expenses decreased $11.2 million, or 3.4%, for 2015 compared to 2014.

Marketing expense decreased $10.9 million, or 8.6% to $116.9 million in 2015 compared to $127.8 million in 2014. Lower domestic and international lead generation costs and lower online marketing costs in our international operations were partially offset by higher domestic direct mail costs.

Operations and technology expense increased slightly to $74.0 million in 2015 from $73.6 million in 2014, primarily due to higher corporate software costs and higher underwriting costs for our installment and RPA products in both our domestic and international operations, mostly offset by lower incentive accruals due to stronger financial performance in 2014 compared to 2015 for our international businesses and lower transaction costs in the United Kingdom resulting from lower loan originations.

General and administrative expense decreased $5.8 million, or 5.4%, to $102.1 million in 2015 compared to $107.9 million in 2014, primarily due to lower incremental standalone expenses in 2015 compared to corporate services costs allocated from Cash America in 2014 and lower incentive accruals resulting from stronger financial performance in 2014 compared to 2015. These decreases were partially offset by a charge in 2015 for the remaining rent obligations and relocation costs for our prior headquarters.

Depreciation and amortization expense was essentially flat at $18.4 million in 2015 compared to $18.7 million in 2014.

Interest Expense, Net

Interest expense, net increased $14.4 million, or 37.5%, to $52.9 million in 2015 compared to $38.5 million in 2014. The increase was due to an increase in the average amount of debt outstanding, which increased $48.8 million to $501.1 million during 2015 from $452.3 million during 2014, and an increase in the weighted average interest rate on our outstanding debt to 9.91% in 2015 from 8.11% in 2014.

On May 30, 2014, we issued and sold $500.0 million in aggregate principal amount of senior notes, or the Notes, in a private offering and terminated our credit agreement with Cash America. The Notes bear interest at a rate of 9.75% and were sold at a discount of the principal amount thereof to yield 10.0% to maturity. We used all of the net proceeds, or $479.0 million, of the Notes offering to repay all of our intercompany indebtedness due to Cash America, which was $361.4 million as of May 30, 2014, and the remaining net proceeds were used to pay a significant portion of a $122.4 million cash dividend to Cash America, of which $120.7 million was paid on May 30, 2014 and $1.7 million was paid on June 30, 2014. Prior to issuing the Notes, we utilized affiliate borrowing agreements with Cash America for all borrowing arrangements. Pursuant to these agreements, interest was charged at a base rate plus an applicable margin.Provision for Income Taxes

Provision for income taxes decreased $38.3 million, or 59.1%, to $26.5 million in 2015 compared to $64.8 million in 2014. The decrease was primarily due to a 60.0% decrease in income before income taxes, partially offset by an increase in the effective tax rate to 37.6% in 2015 from 36.7% in 2014, primarily due to the proportional increase of domestic income subject to state taxes. While the total amount of permanent tax differences decreased, those differences had an increased impact on the effective tax rate due to the lower level of pretax book income in comparison to prior years.

The Company has no unrecognized tax benefits. The company does not believe it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits will change by a significant amount. The Company records interest and penalties related to tax matters as income tax expense in the consolidated statement of income.

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

Net Income

Net income decreased $67.7 million, or 60.6% to $44.0 million in 2015 compared to $111.7 million in 2014. The decrease was primarily due to changes in the United Kingdom regulatory environment during 2014 that reduced our loan portfolio and loan originations during 2015 in that market.

YEAR ENDED 2014 COMPARED TO YEAR ENDED 2013

Revenue and Gross Profit

Revenue increased $44.5 million, or 5.8%, to $809.8 million for 2014 as compared to $765.3 million for the year ended December 31, 2013, or 2013. The increase in revenue is primarily due to growth in domestic loan and finance receivable balances, with revenue from domestic operations increasing by $79.2 million. The increase in revenue from domestic operations was partially offset by a decrease in revenue of $34.7 million from our international operations, due to regulatory changes in the United Kingdom.

Our gross profit increased by $92.8 million to $543.1 million for 2014 from $450.3 million for 2013, primarily due to the growth and composition of the loan and finance receivable portfolio in our domestic and international operations. Our consolidated gross profit as a percentage of revenue, or our gross profit margin, increased to 67.1% for 2014, from 58.8% for 2013, primarily because our loan and finance receivable portfolios had a higher percentage mix of customers with established payment histories during 2014 as compared to 2013 and increased collections resulting in a lower percentage of delinquent loans. New customers tend to have a higher risk of default than customers with a history of successfully repaying loans. Line of credit account and installment loan products comprised 78.2% of the combined gross loan and finance receivable balance at December 31, 2014 compared to 71.4% at December 31, 2013. While the short-term loan product was a less significant portion of the aggregate portfolio, loss experience for the product also decreased in 2014 compared to 2013, contributing to the increase in gross profit margin for the period. In addition, modifications to many of our U.K. business practices to address the FCA requirements during 2014 resulted in refinements to our underwriting models, which contributed to the higher gross profit margin. Stricter underwriting standards led to lower loan volumes, decreasing loan balances, and lower cost of revenue in the United Kingdom. Additional discussion of the specific factors influencing each product is included in “—Loans and Finance Receivables Loss Experience by Product” below.

The following tables set forth the components of revenue and gross profit, separated between domestic and international for 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Revenue by product:
Short-term loans	$257,169	$389,706	$(132,537)	(34.0)%
Line of credit accounts	305,118	170,496	134,622	79.0%
Installment loans and RPAs	246,700	203,924	42,776	21.0%
Total loan and finance receivable revenue	808,987	764,126	44,861	5.9%
Other	850	1,197	(347)	(29.0)%
Total revenue	$809,837	$765,323	$44,514	5.8%

Revenue by product (% to total):
Short-term loans	31.7%	50.9%
Line of credit accounts	37.7%	22.3%
Installment loans and RPAs	30.5%	26.6%
Total loan and finance receivable revenue	99.9%	99.8%
Other	0.1%	0.2%
Total revenue	100.0%	100.0%

	Year Ended December 31,
	2014	2013	$ Change	% Change
Domestic:
Revenue	$474,715	$395,549	$79,166	20.0%
Cost of revenue	171,798	157,344	14,454	9.2%
Gross profit	302,917	238,205	64,712	27.2%
Gross profit margin	63.8%	60.2%	3.6%	6.0%
International:
Revenue	$335,122	$369,774	$(34,652)	(9.4)%
Cost of revenue	94,989	157,708	(62,719)	(39.8)%
Gross profit	240,133	212,066	28,067	13.2%
Gross profit margin	71.7%	57.4%	14.3%	24.9%
Total:
Revenue	$809,837	$765,323	$44,514	5.8%
Cost of revenue	266,787	315,052	(48,265)	(15.3)%
Gross profit	543,050	450,271	92,779	20.6%
Gross profit margin	67.1%	58.8%	8.3%	14.1%

Loan and Finance Receivable Balances

The outstanding combined portfolio balance of loans and finance receivables, net of allowance and liability for estimated losses, increased $15.5 million, or 4.5%, to $358.3 million as of December 31, 2014 from $342.8 million as of December 31, 2013, primarily due to increased demand for the domestic line of credit account and installment loan products, partially offset by a reduction in international short-term and installment loan balances due to changes made in our U.K. business as a result of regulatory requirements. Our domestic installment loan product intended to serve a near-prime customer base was a significant contributor to the growth in our loan and finance receivable portfolio for 2014.

The combined loan and finance receivable balance includes $388.6 million and $385.8 million as of December 31, 2014 and 2013, respectively, of our owned loan and finance receivable balances before the allowance for losses of $64.9 million and $82.3 million provided in the consolidated financial statements for December 31, 2014 and 2013, respectively. The combined loan and finance receivable balance also includes $36.3 million and $41.4 million as of December 31, 2014 and 2013, respectively, of loan and finance receivable balances that are guaranteed by us, which are not included in our financial statements, before the liability for estimated losses of $1.6 million and $2.0 million provided in “Accounts payable and accrued expenses” in the consolidated financial statements for December 31, 2014 and 2013, respectively.

The following tables summarize loan and finance receivable balances outstanding as of December 31, 2014 and 2013 (in thousands):

	As of December 31,
	2014			2013
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loan and finance receivables:
Short-term loans	$56,298	$36,263	$92,561	$80,753	$41,412	$122,165
Line of credit accounts	118,680	—	118,680	125,802	—	125,802
Installment loans and RPAs	213,581	7	213,588	179,230	—	179,230
Total ending loans and finance receivables, gross	388,559	36,270	424,829	385,785	41,412	427,197
Less: Allowance and liabilities for losses(a)	(64,948)	(1,576)	(66,524)	(82,318)	(2,047)	(84,365)
Total ending loans and finance receivables, net	$323,611	$34,694	$358,305	$303,467	$39,365	$342,832
Allowance and liability for losses as a % of loans and finance receivables, gross	16.7%	4.3%	15.7%	21.3%	4.9%	19.7%

	As of December 31,
	2014			2013
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables:
Total domestic, gross	$270,801	$36,270	$307,071	$175,309	$41,412	$216,721
Total international, gross	117,758	—	117,758	210,476	—	210,476
Total ending loans and finance receivables, gross	$388,559	$36,270	$424,829	$385,785	$41,412	$427,197

(a)	GAAP measure. The loan and finance receivable balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(b)	Except for allowance and liability for estimated losses, amounts represent non-GAAP measures.

Average Amount Outstanding per Loan

The average amount outstanding per loan is calculated as the total combined consumer loans, gross balance at the end of the period divided by the total number of combined consumer loans outstanding at the end of the period. The following table shows the average amount outstanding per loan by product at December 31, 2014 and 2013:

	As of December 31,
	2014	2013
Average amount outstanding per loan (in ones)(a)
Short-term loans(b)	$503	$566
Line of credit accounts	834	777
Installment loans(b)	1,365	1,094
Total loans(b)	$880	$789

(a)	The disclosure regarding the average amount per loan is statistical data that is not included in our financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our financial statements.

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

Average Loan Origination

The average loan origination amount is calculated as the total amount of combined loans originated and renewed for the period divided by the total number of combined consumer loans originated and renewed for the period. The following table shows the average loan origination amount by product for 2014 compared to 2013:

	Year Ended
	December 31,
	2014	2013
Average loan origination amount (in ones)(a)
Short-term loans(b)	$510	$529
Line of credit accounts(c)	269	299
Installment loans(b)	1,414	1,173
Total loans(b)	$488	$529

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.

The average loan origination amount decreased to $488 from $529 during 2014 compared to 2013, mainly due to a greater mix in 2014 of line of credit accounts, which have lower average amounts per loan relative to short-term loans, and stricter underwriting standards for our U.K. business in 2014 compared to 2013. This decrease was partially offset by an increase in installment loans, which have a higher average loan amount relative to short-term loans. The higher average amount per installment loan was driven by increased demand for our domestic product intended to serve a near-prime customer base, which has a higher average loan amount relative to other installment loan products.

LOANS AND FINANCE RECEIVABLES LOSS EXPERIENCE

The allowance and liability for estimated losses as a percentage of combined loans and finance receivables decreased to 15.7% as of December 31, 2014 from 19.7% as of December 31, 2013, primarily due to improved performance across all products in our loan and finance receivable portfolio, partially related to the maturing of our product offerings, such as line of credit accounts and installment loans, to include a higher percentage of customers with established payment histories and partially related to stricter underwriting standards for our U.K. business.

The cost of revenue in 2014 was $266.7 million, which was composed of $267.2 million related to our owned loans and finance receivables offset by a $0.5 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. The cost of revenue in 2013 was $315.0 million, which was composed of $315.6 million related to our owned loans and finance receivables, offset by a $0.6 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $283.7 million and $316.3 million in 2014 and 2013, respectively.

The following tables show loan and finance receivable balances and fees receivable and the relationship of the allowance and liability for losses to the combined balances of loans and finance receivables for each of the last eight quarters (in thousands):

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Loans and finance receivables:
Gross - Company owned	$354,466	$359,760	$373,693	$388,559
Gross - Guaranteed by the Company(a)	29,643	34,915	35,429	36,270
Combined loans and finance receivables, gross(b)	384,109	394,675	409,122	424,829
Allowance and liability for losses on loans and finance receivables	75,479	69,375	71,443	66,524
Combined loans and finance receivables, net(b)	$308,630	$325,300	$337,679	$358,305
Allowance and liability for losses as a % of combined loans and finance receivables, gross(b)	19.7%	17.6%	17.5%	15.7%

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Loans and finance receivables:
Gross - Company owned	$281,947	$310,178	$359,055	$385,785
Gross - Guaranteed by the Company(a)	30,002	35,416	35,128	41,412
Combined loans and finance receivables, gross(b)	311,949	345,594	394,183	427,197
Allowance and liability for losses on loans and finance receivables	77,231	79,436	88,996	84,365
Combined loans and finance receivables, net(b)	$234,718	$266,158	$305,187	$342,832
Allowance and liability for losses as a % of combined loans and finance receivables, gross(b)	24.8%	23.0%	22.6%	19.7%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
(b)	Non-GAAP measure.

Loan and Finance Receivables Loss Experience by Product

Short-term Loans

Typically, our gross profit margin is highest in the first quarter of each year, corresponding to the seasonal decline in loan balances outstanding. The cost of revenue as a percentage of the average combined loan balance for short-term loans outstanding is typically lower in the first quarter and generally peaks in the second half of the year with higher loan demand. This seasonal trend was not evident during 2013, primarily due to a significant decline in demand for short-term loans in the United Kingdom when we began offering a line of credit account product. This trend continued in the United Kingdom during 2014. The cost of revenue as a percentage of the average combined loan balance of short-term loans was also impacted by increased collections as well as recent refinements made to our loan underwriting models, primarily as a result of changes in business practices in the United Kingdom. The average combined loan balance outstanding for short-term loans declined during 2013 and 2014, primarily due to a decrease in demand for short-term loans and customers’ preference for the line of credit account product.
The following table includes information related only to short-term loans and shows our loss experience trends for short-term loans for each of the last eight quarters (in thousands):

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Short-term loans:
Cost of revenue	$16,316	$19,670	$18,936	$14,984
Charge-offs (net of recoveries)	19,156	19,755	19,630	17,803
Average short-term combined loan balance, gross:
Company owned(a)	71,686	62,404	55,296	49,083
Guaranteed by the Company(a)(b)	34,321	32,022	35,594	34,461
Average short-term combined loan balance, gross(a)(c)	$106,007	$94,426	$90,890	$83,544
Ending short-term combined loan balance, gross:
Company owned	$65,910	$60,140	$50,822	$56,298
Guaranteed by the Company(b)	29,643	34,915	35,389	36,263
Ending short-term combined loan balance, gross(c)	$95,553	$95,055	$86,211	$92,561
Ending allowance and liability for losses	$19,726	$19,829	$18,857	$15,899
Short-term loan ratios:
Cost of revenue as a % of average short-term combined loan balance, gross(a)(c)	15.4%	20.8%	20.8%	17.9%
Charge-offs (net of recoveries) as a % of average short-term combined loan balance, gross(a)(c)	18.1%	20.9%	21.6%	21.3%
Gross profit margin	77.6%	70.1%	69.4%	73.5%
Allowance and liability for losses as a % of combined loan balance, gross(c)(d)	20.6%	20.9%	21.9%	17.2%

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Short-term loans:
Cost of revenue	$39,604	$37,069	$33,606	$25,678
Charge-offs (net of recoveries)	41,267	37,656	42,922	35,863
Average short-term combined loan balance, gross:
Company owned(a)	136,087	125,106	108,032	84,651
Guaranteed by the Company(a)(b)	39,520	32,457	35,951	36,369
Average short-term combined loan balance, gross(a)(c)	$175,607	$157,563	$143,983	$121,020
Ending short-term combined loan balance, gross:
Company owned	$128,100	$121,890	$96,505	$80,753
Guaranteed by the Company(b)	30,002	35,416	35,128	41,412
Ending short-term combined loan balance, gross(c)	$158,102	$157,306	$131,633	$122,165
Ending allowance and liability for losses	$41,346	$40,772	$32,514	$22,513
Short-term loan ratios:
Cost of revenue as a % of average short-term combined loan balance, gross(a)(c)	22.6%	23.5%	23.3%	21.2%
Charge-offs (net of recoveries) as a % of average short-term combined loan balance, gross(a)(c)	23.5%	23.9%	29.8%	29.6%
Gross profit margin	65.6%	64.0%	63.7%	67.6%
Allowance and liability for losses as a % of combined loan balance, gross(c)(d)	26.2%	25.9%	24.7%	18.4%

(a)	The average short-term combined loan balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan balance, gross, is determined using period-end balances.

Line of Credit Accounts

The year over year decrease in the allowance for losses as a percentage of loan balance was primarily due to the maturing of the line of credit portfolio which reflected a lower percentage of the portfolio in a delinquent status and a decline during the fourth quarter of 2014 in the average line of credit balance, primarily as a result of changes in business practices in the United Kingdom.

The following table includes information related only to line of credit accounts and shows our loss experience trends for line of credit accounts for each of the last eight quarters (in thousands):

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$23,913	$21,786	$25,913	$20,849
Charge-offs (net of recoveries)	26,602	27,211	24,292	23,381
Average loan balance(a)	121,457	120,228	126,908	121,950
Ending loan balance	119,004	122,409	128,275	118,680
Ending allowance for losses balance	$26,669	$21,579	$22,672	$19,749
Line of credit account ratios:
Cost of revenue as a % of average loan balance(a)	19.7%	18.1%	20.4%	17.1%
Charge-offs (net of recoveries) as a % of average loan balance(a)	21.9%	22.6%	19.1%	19.2%
Gross profit margin	67.3%	70.9%	68.0%	72.7%
Allowance for losses as a % of loan balance(b)	22.4%	17.6%	17.7%	16.6%

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$6,510	$9,964	$26,152	$29,682
Charge-offs (net of recoveries)	9,596	7,321	14,211	25,159
Average loan balance(a)	39,558	45,629	79,757	110,439
Ending loan balance	37,120	58,071	99,606	125,802
Ending allowance for losses balance	$9,479	$12,109	$24,405	$29,244
Line of credit account ratios:
Cost of revenue as a % of average loan balance(a)	16.5%	21.8%	32.8%	26.9%
Charge-offs (net of recoveries) as a % of average loan balance(a)	24.3%	16.0%	17.8%	22.8%
Gross profit margin	72.0%	64.8%	48.2%	56.7%
Allowance for losses as a % of loan balance(b)	25.5%	20.9%	24.5%	23.2%

(a)	The average loan balance for line of credit accounts is the average of the month-end balances during the period.
(b)	Allowance for losses as a % of loan balance is determined using period-end balances.

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

The following table includes information related only to our installment loans and shows our loss experience trends for installment loans for each of the last eight quarters (in thousands):

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Installment loans:
Cost of revenue	$26,203	$25,384	$28,070	$24,759
Charge-offs (net of recoveries)	29,899	26,818	25,620	23,509
Average installment combined loan and finance receivable balance, gross:
Company owned(a)	175,198	171,043	186,298	201,799
Guaranteed by the Company(a)(b)	—	—	10	22
Average installment combined loan and finance receivable balance, gross(a)(c)	$175,198	$171,043	$186,308	$201,821
Ending installment combined loan and finance receivable balance, gross:
Company owned	$169,552	$177,211	$194,596	$213,581
Guaranteed by the Company(b)	—	—	40	7
Ending installment combined loan and finance receivable balance, gross(c)	$169,552	$177,211	$194,636	$213,588
Ending allowance and liability for losses	$29,084	$27,967	$29,914	$30,876
Installment loan ratios:
Cost of revenue as a % of average installment combined loan and finance receivable balance, gross(a)(c)	15.0%	14.8%	15.1%	12.3%
Charge-offs (net of recoveries) as a % of average installment combined loan and finance receivable balance, gross(a)(c)	17.0%	15.7%	13.8%	11.6%
Gross profit margin	58.0%	58.3%	54.6%	59.8%
Allowance and liability for losses as a % of combined loan and finance receivable balance, gross(c)(d)	17.2%	15.8%	15.4%	14.5%

(a)	The average installment combined loan and finance receivable balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan and finance receivable balance, gross, is determined using period-end balances.

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Installment loans:
Cost of revenue	$21,884	$23,127	$30,631	$31,145
Charge-offs (net of recoveries)	22,329	23,025	26,089	30,866
Average loan and finance receivable balance(a)	120,035	122,339	146,142	168,588
Ending loan and finance receivable balance	116,727	130,217	162,944	179,230
Ending allowance for losses balance	$26,403	$26,555	$32,077	$32,608
Installment loan ratios:
Cost of revenue as a % of average loan and finance receivable balance(a)	18.2%	18.9%	21.0%	18.5%
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(a)	18.6%	18.8%	17.9%	18.3%
Gross profit margin	49.8%	48.0%	44.1%	49.0%
Allowance for losses as a % of loan and finance receivable balance(b)	22.6%	20.4%	19.7%	18.2%

(a)	The average loan and finance receivable balance for installment loans is the average of the month-end balances during the period.
(b)	Allowance for losses as a % of loan and finance receivable balance is determined using period-end balances.

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

General and administrative expense increased $23.5 million, or 27.8%, to $107.9 million in 2014 compared to $84.4 million in 2013, primarily due to higher incentive accruals resulting from our strong financial performance and the addition of new personnel in technology and analytics to support our growth, higher accounting and legal professional services expenses incurred in 2014 in conjunction with our separation from Cash America and certain other matters and higher regulatory expenses related to our U.K. operations.

Depreciation and amortization expense increased $1.5 million, or 9.3%, in 2014 compared to 2013, primarily due to the acceleration of depreciation resulting from our planned office relocation of our headquarters in 2015.

Interest Expense, Net

On May 30, 2014, we issued and sold $500.0 million in aggregate principal amount of the Notes in a private offering and terminated our credit agreement with Cash America. The Notes bear interest at a rate of 9.75% and were sold at a discount of the principal amount thereof to yield 10.0% to maturity. We used all of the net proceeds, or $479.0 million, of the Notes offering to repay all of our intercompany indebtedness due to Cash America, which was $361.4 million as of May 30, 2014, and the remaining net proceeds were used to pay a significant portion of a $122.4 million cash dividend to Cash America, of which $120.7 million was paid on May 30, 2014 and $1.7 million was paid on June 30, 2014. Prior to issuing the Notes, we utilized affiliate borrowing agreements with Cash America for all borrowing arrangements. Pursuant to these agreements, interest was charged at a base rate plus an applicable margin.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

Historically, we have generated significant cash flow through normal operating activities for funding both long-term and short-term needs. Our near-term liquidity is managed to ensure that adequate resources are available to fund our seasonal working capital growth, which is driven by demand for our loan products. In addition to operating cash flows, liquidity was historically provided by affiliate advances from Cash America that were evidenced through borrowings under an intercompany credit agreement with Cash America. Our credit agreement with Cash America permitted us to borrow, repay and re-borrow funds from Cash America on a revolving credit basis in a maximum amount equal to $450 million. On May 30, 2014, we issued and sold the Notes, as further discussed below under “Senior Notes.” On May 14, 2014, we entered into our credit agreement, which was amended on March 25, 2015, November 5, 2015 and December 29, 2015, as further described below under “Credit Agreement.” As of March 3, 2016, our available borrowings under the Credit Agreement were $33.4 million. We expect that our operating needs will be satisfied by a combination of cash flows from operations, borrowings under our Credit Agreement and securitization or sale of loan and finance receivables.

As of December 31, 2015, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through loan repayments. Additional alternatives may include the securitization or sale of assets and reductions in capital spending which could be expected to generate additional liquidity.

Consumer Loan Securitization

On January 15, 2016, we and certain of our subsidiaries entered into a receivables securitization (the “2016-1 Securitization Facility”) with certain purchasers, Jefferies Funding LLC, as administrative agent and Bankers Trust Company, as indenture trustee and securities intermediary. The 2016-1 Securitization Facility securitizes unsecured consumer installment loans (“Receivables”) that have been, or will be, originated or acquired under our NetCredit brand and that meet specified eligibility criteria. Under the 2016-1 Securitization Facility, Receivables are sold to a wholly-owned special purpose subsidiary (the “Issuer”) and serviced by another subsidiary.

The Issuer issued an initial term note of $107.4 million (the “Initial Term Note”), which was secured by $134 million in unsecured consumer loans, and variable funding notes (the “Variable Funding Notes”) with an aggregate availability of $20 million per month. As described below, the Issuer will subsequently issue term notes (the “Term Notes” and, together with the Initial Term Note and the Variable Funding Notes, the “Securitization Notes”). The maximum principal amount of the Securitization Notes that may be outstanding at any time under the 2016-1 Securitization Facility is limited to $175 million.

At the end of each month during the nine-month revolving period, the Receivables funded by the Variable Funding Notes will be refinanced through the creation of two Term Notes, which Term Notes will be issued to the holders of the Variable Funding Notes. The non-recourse Securitization Notes mature at various dates, the latest of which will be October 15, 2020 (the “Final Maturity Date”).

The Securitization Notes are issued pursuant to an indenture, dated as of January 15, 2016. The Securitization Notes bear interest at an annual rate equal to the one month LIBOR rate (subject to a floor of 1%) plus 7.75%, which rate is initially 8.75%. In addition, the Issuer paid certain customary upfront closing fees and will pay customary annual commitment and other fees to the purchasers under the 2016-1 Securitization Facility. Subject to certain exceptions, the Issuer is not permitted to prepay or redeem any outstanding Securitization Notes prior to October 17, 2016. Following such date, the Issuer is permitted to voluntarily prepay any outstanding Securitization Notes, subject to an optional redemption premium. Interest and principal payments on outstanding Securitization Notes will be made monthly. Any remaining amounts outstanding will be payable no later than the Final Maturity Date.

All amounts due under the Securitization Notes are secured by all of the Issuer’s assets, which include the Receivables transferred to the Issuer, related rights under the Receivables, specified bank accounts, and certain other related collateral.

The 2016-1 Securitization Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay their loans; covenants regarding special purpose entity matters and other subjects; and default and termination provisions which provide for the acceleration of the Securitization Notes under the 2016-1 Securitization Facility in circumstances including, but not limited to, failure to make payments when due, servicer defaults, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the receivables, and defaults under other material indebtedness.

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

On December 29, 2015, we and certain of our domestic subsidiaries, as guarantors, entered into an amendment to the Credit Agreement, which temporarily increased our unsecured revolving line of credit to $75.0 million, an increase of $15.0 million ($5.0 million on December 29, 2015 and $10.0 million on January 4, 2016). Once we received the proceeds from the 2016-1 Securitization Facility, we repaid the outstanding balance on the revolving line of credit in full and, in accordance with the terms of the amendment, the revolving commitment amount was reduced to $40.0 million.

Our Credit Agreement will mature on June 30, 2017. We had $58.4 million of borrowings and $6.6 million of standby letters of credit outstanding under the Credit Agreement as of December 31, 2015.

Senior Notes

On May 30, 2014, we issued and sold the Notes. The Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended, or the Securities Act, and outside the United States pursuant to Regulation S under the Securities Act.

We used all of the net proceeds, or $479.0 million, of the Notes offering to repay all of our intercompany indebtedness due to Cash America, which was $361.4 million as of May 30, 2014, and the remaining net proceeds were used to pay a significant portion of the $122.4 million in cash dividends we paid to Cash America, of which $120.7 million was paid on May 30, 2014 and $1.7 million was paid on June 30, 2014.

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

The Indenture provides for customary events of default, including nonpayment of interest and principal when due and failure to comply with covenants or other agreements in the Indenture.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash flows provided by operating activities	$283,921	$429,935	$438,298
Cash flows used in investing activities
Loans and finance receivables	(322,811)	(291,246)	(388,867)
Acquisitions, net of cash acquired	(17,735)	—	—
Purchases of property and equipment	(32,241)	(13,284)	(14,872)
Restricted cash deposit	—	(7,868)	—
Investment in unconsolidated investee	—	(703)	—
Other	618	4	—
Total cash flows used in investing activities	(372,169)	(313,097)	(403,739)
Cash flows provided by (used in) financing activities	56,617	(79,039)	(28,567)
Total debt to Adjusted EBITDA(a)	3.6x	2.1x	2.6x

(a)	Total debt to Adjusted EBITDA, a non-GAAP measure, is calculated using Adjusted EBITDA for the twelve months ended for the respective period indicated. See “—Non-GAAP Disclosure—Adjusted EBITDA.”

Cash Flows from Operating Activities

2015 comparison to 2014

Net cash provided by operating activities decreased $146.0 million, or 34.0%, to $283.9 million for 2015 from $429.9 million for 2014. The decrease was primarily driven by a $67.7 million decrease in net income, a $49.8 million decrease in cost of revenue, a non-cash expense, and a $19.1 million decrease in current income taxes payable due to our 2014 extension and 2015 estimated tax payments in 2015 as compared to 2014.

Other significant changes in net cash provided by operating activities for 2015 compared to 2014 included cash flows from the following activities:

•	A $9.0 million increase in non-cash stock-based compensation expense;
•

changes in deferred income taxes, net, resulted in a decrease of $13.6 million due primarily to amortization of intangible assets along with accelerated tax depreciation on assets acquired due to the headquarters relocation, partially offset by increases in deferred tax assets related to rent abatements and the deferred finish out allowance; and

•	changes in non-cash affiliate interest expense resulted in a $7.6 million decrease in net cash provided by operating activities, due to the repayment of our affiliate line of credit in 2014.

2014 comparison to 2013

Net cash provided by operating activities decreased $8.4 million, or 1.9%, to $429.9 million for 2014 from $438.3 million for 2013. The decrease was primarily driven by a $48.3 million decrease in cost of revenue, a non-cash expense, primarily because our loan and finance receivable portfolios had a higher percentage of customers with established payment histories during 2014 as compared to 2013 and also due to stricter underwriting standards in our U.K. business during 2014, partially offset by a $33.7 million increase in net income.

Other significant changes in net cash provided by operating activities for 2014 compared to 2013 included cash flows from the following activities:

•

changes in finance and service charges on loans and finance receivables resulted in a $9.4 million increase in net cash provided by operating activities, due to the decrease in loan balances in the United Kingdom and

•	changes in non-cash affiliate interest expense resulted in a $12.2 million decrease in net cash provided by operating activities, due to the repayment of our affiliate line of credit.

Management believes cash flows from operations and available cash balances and borrowings under our Credit Agreement and 2016-1 Securitization Facility will be sufficient to fund our future operating liquidity needs.

Cash Flows from Investing Activities

2015 comparison to 2014

Net cash used in investing activities increased $59.1 million, or 18.9%, for 2015 compared to 2014, primarily due to a $31.6 million increase in net cash invested in loans and finance receivables, due to an increase in longer term, larger dollar installment loans and RPAs originated in 2015, partially offset by stricter affordability assessments and underwriting standards in the United Kingdom, and $17.7 million used for the purchase of certain assets of a company operating as The Business Backer, a small business financing company in Blue Ash, Ohio. Also, a $7.9 million cash security deposit for a third-party service provider resulted in an increase in net cash used in investing activities in 2014.

Expenditures for property and equipment increased $18.9 million to $32.2 million in 2015 compared to $13.3 million in 2014, primarily related to the relocation of our headquarters. Management anticipates that total expenditures for property and equipment for the twelve months ended December 31, 2016 will be between $11 million and $16 million, primarily for continued development activities related to our technology platform and the purchase of computer hardware.

2014 comparison to 2013

Net cash used in investing activities decreased $90.6 million, or 22.5%, for 2014 compared to 2013, primarily due to a $97.6 million decrease in net cash invested in loans and finance receivables due to a higher percentage of loans and finance receivables repaid compared to loans and finance receivables originated or acquired. The implementation of stricter affordability assessments and underwriting standards in the United Kingdom also contributed to this decrease in net cash used in investing activities. Also, a $7.9 million cash security deposit for a third-party service provider resulted in an increase in net cash used in investing activities.

Expenditures for property and equipment decreased $1.6 million to $13.3 million in 2014 compared to $14.9 million in 2013, primarily related to decreases in computer hardware expenditures.

Cash Flows from Financing Activities

2015 comparison to 2014

Net cash provided by financing activities in 2015 was $56.6 million compared to net cash used in financing activities of $79.0 million in 2014.

Cash flows provided by financing activities for 2015 primarily reflects $58.4 million in net borrowings under our unsecured revolving line of credit, partially offset by $1.6 million of debt issuance costs paid in connection with the securitization financing transactions that closed in January 2016.

2014 comparison to 2013

Net cash used in financing activities increased $50.4 million to $79.0 million in 2014 from $28.6 million in 2013.

During 2014, we issued the Notes and entered into the Credit Agreement. We used all of the net proceeds of the Notes offering, or $479.0 million, to repay all of our intercompany indebtedness due to Cash America, which was $361.4 million as of May 30, 2014, and the remaining net proceeds were used to pay a significant portion of the $122.4 million in cash dividends we paid to Cash America. Also, we incurred $16.3 million of debt issuance costs in 2014 resulting from the issuance of the Notes and the Credit Agreement. See “—Senior Notes” and “—Credit Facility” above for additional information about the Notes and Credit Agreement, respectively. In addition, cash flows used in financing activities for 2014 reflects $70.3 million of net payments to Cash America (excluding the $361.4 million repayment on May 30, 2014) compared to $23.5 million of net payments in 2013.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations at December 31, 2015, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (dollars in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt(a)	$—	$58,400	$—	$—	$—	$500,000	$558,400
Interest on long-term debt(b)	48,750	48,750	48,750	48,750	48,750	24,375	268,125
Non-cancelable leases(c)	3,779	6,674	5,849	6,728	6,474	39,069	68,573
Other liabilities(d)	—	—	3,000	—	—	—	3,000
Total	$52,529	$113,824	$57,599	$55,478	$55,224	$563,444	$898,098

(a)	Represents obligations under the Credit Agreement and Notes. See “—Liquidity and Capital Resources—Senior Notes.”
(b)	Represents cash payments for interest on the Notes. See “—Liquidity and Capital Resources—Senior Notes.”
(c)

Represents obligations due under long-term operating leases. The total future minimum lease obligation excludes non-cancelable sublease rental income of $1.6 million. See Note 11 in the Notes to Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” in this report for further discussion of our operating lease obligations.

(d)

Represents obligations under a promissory note issued in conjunction with our acquisition of certain assets of a company operating as The Business Backer. See Note 3 in the Notes to Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” in this report for further discussion of our acquisition.

Off-Balance Sheet Arrangements

In certain markets, we arrange for consumers to obtain consumer loan products from independent third-party lenders through our CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loan. When a customer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan received by the customer from the third-party lender if the customer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default, which generally occurs after one payment is missed. As of December 31, 2015 and 2014, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $34.1 million and $36.3 million, respectively, which were guaranteed by us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in foreign currency exchange rates. Currently, we periodically use forward currency exchange contracts to minimize risk of foreign currency exchange rate fluctuations in the United Kingdom. Our forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction loss” in our consolidated statements of income. The following table sets forth, by each foreign currency hedged, the notional amounts of forward currency exchange contracts as of December 31, 2015 and 2014, the total gains or losses recorded in 2015 and 2014, and sensitivity analysis of hypothetical 10% declines in the exchange rates of the currencies (U.S. dollars in thousands).

	Notional amount of outstanding contracts as of December 31, 2015	Gain/(loss) recorded in 2015(a)	Sensitivity Analysis(b)
British Pound	$58,723	$4,525	$(3,807)
Total	$58,723	$4,525	$(3,807)

	Notional amount of outstanding contracts as of December 31, 2014	Gain/(loss) recorded in 2014(a)	Sensitivity Analysis(b)
British Pound	$112,593	$(307)	$(11,387)
Australian dollar	—	594	—
Total	$112,593	$287	$(11,387)

(a)	The gains (losses) on these derivatives substantially offset the (losses) gains on the hedged portion of international intercompany balances.
(b)	Represents the decrease to net income attributable to us due to a hypothetical 10% weakening of the foreign currency against the U.S. dollar.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Enova International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Enova International, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits (which was an integrated audit in 2015).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in the Report of Management on Internal Control over Financial Reporting, management has excluded The Business Backer, LLC from its assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a purchase business combination during 2015.  We have also excluded The Business Backer, LLC from our audit of internal control over financial reporting. The Business Backer, LLC is a wholly-owned subsidiary whose total assets and total revenues represent 7% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

March 7, 2016

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$42,066	$75,106
Loans and finance receivables, net	434,633	323,611
Income taxes receivable	5,503	—
Other receivables and prepaid expenses	20,049	16,631
Deferred tax assets	28,975	25,427
Property and equipment, net	48,055	33,985
Goodwill	267,008	255,862
Intangible assets, net	6,540	39
Other assets	28,041	29,536
Total assets	$880,870	$760,197
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$72,141	$57,277
Income taxes currently payable	—	6,802
Deferred tax liabilities	49,494	47,953
Long-term debt	553,267	494,181
Total liabilities	674,902	606,213
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 33,151,088 and 33,000,000 shares issued and 33,121,594 and 33,000,000 shares outstanding at December 31, 2015 and 2014, respectively	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid in capital	9,924	294
Retained earnings	200,853	156,861
Accumulated other comprehensive loss	(4,622)	(3,171)
Treasury stock, at cost (29,494 shares as of December 31, 2015)	(187)	—
Total stockholders’ equity	205,968	153,984
Total liabilities and stockholders’ equity	$880,870	$760,197

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue	$652,600	$809,837	$765,323
Cost of Revenue	216,858	266,787	315,052
Gross Profit	435,742	543,050	450,271
Expenses
Marketing	116,882	127,862	135,336
Operations and technology	74,012	73,573	70,776
General and administrative	102,073	107,875	84,420
Depreciation and amortization	18,388	18,732	17,143
Total Expenses	311,355	328,042	307,675
Income from Operations	124,387	215,008	142,596
Interest expense, net	(52,883)	(38,474)	(19,788)
Foreign currency transaction loss	(985)	(35)	(1,176)
Income before Income Taxes	70,519	176,499	121,632
Provision for income taxes	26,527	64,828	43,594
Net Income	$43,992	$111,671	$78,038
Earnings Per Share:
Earnings per common share:
Basic	$1.33	$3.38	$2.36
Diluted	$1.33	$3.38	$2.36
Weighted average common shares outstanding:
Basic	33,006	33,000	33,000
Diluted	33,026	33,008	33,000

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net Income	$43,992	$111,671	$78,038
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain(1)	(1,451)	(6,272)	2,367
Total other comprehensive (loss) gain, net of tax	(1,451)	(6,272)	2,367
Comprehensive Income	$42,541	$105,399	$80,405

(1)	Net of tax benefit (provision) of $592, $4,011 and $(1,322) for the years ended December 31, 2015, 2014 and 2013, respectively.

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

					Accumulated
			Additional		Other	Treasury Stock,		Total
	Common Stock		Paid in	Retained	Comprehensive	at cost		Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance at December 31, 2012	33,000	$—	$—	$96,682	$734	—	$—	$97,416
Net equity transactions with Cash America			—	(4,773)	—			(4,773)
Net income			—	78,038	—			78,038
Foreign currency translation gain, net of tax			—	—	2,367			2,367
Balance at December 31, 2013	33,000	$—	$—	$169,947	$3,101	—	$—	$173,048
Stock-based compensation expense			294	—	—			294
Net equity transactions with Cash America			—	(2,373)	—			(2,373)
Net income			—	111,671	—			111,671
Dividend paid to Cash America ($3.71 per share)			—	(122,384)	—			(122,384)
Foreign currency translation loss, net of tax			—	—	(6,272)			(6,272)
Balance at December 31, 2014	33,000	$—	$294	$156,861	$(3,171)	—	$—	$153,984
Stock-based compensation expense			9,630	—	—			9,630
Shares issued under stock-based plans	151	—	—	—	—			—
Net income			—	43,992	—			43,992
Foreign currency translation loss, net of tax			—	—	(1,451)			(1,451)
Purchases of treasury shares, at cost						(29)	(187)	(187)
Balance at December 31, 2015	33,151	$—	$9,924	$200,853	$(4,622)	(29)	$(187)	$205,968

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities
Net Income	$43,992	$111,671	$78,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,388	18,732	17,143
Amortization of deferred loan costs and debt discount	3,371	1,949	—
Cost of revenue	216,858	266,787	315,052
Non-cash affiliate interest expense	—	7,629	19,788
Stock-based compensation	9,630	664	250
Deferred income taxes, net	(1,399)	12,145	5,238
Other	984	(199)	261
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(467)	3,695	(5,697)
Prepaid expenses and other assets	(3,804)	(7,607)	1,842
Accounts payable and accrued expenses	8,673	7,705	6,378
Current income taxes payable	(12,305)	6,764	5
Net cash provided by operating activities	283,921	429,935	438,298
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(1,172,169)	(1,298,008)	(1,344,851)
Loans and finance receivables repaid	849,358	1,006,762	955,984
Acquisitions, net of cash acquired	(17,735)	—	—
Purchases of property and equipment	(32,241)	(13,284)	(14,872)
Restricted cash deposit	—	(7,868)	—
Investment in unconsolidated investee	—	(703)	—
Other investing activities	618	4	—
Net cash used in investing activities	(372,169)	(313,097)	(403,739)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	63,400	—	—
Repayments under revolving line of credit	(5,000)	—	—
Issuance of long-term debt	—	493,810	—
Dividend paid to Cash America	—	(122,384)	—
Debt issuance costs paid	(1,596)	(16,330)	—
Treasury shares purchased	(187)	—	—
Net equity transactions with Cash America	—	(2,373)	(5,023)
Payments on affiliate line of credit	—	(431,762)	(23,544)
Net cash provided by (used in) financing activities	56,617	(79,039)	(28,567)
Effect of exchange rates on cash	(1,409)	(10,173)	3,940
Net (decrease) increase in cash and cash equivalents	(33,040)	27,626	9,932
Cash and cash equivalents at beginning of year	75,106	47,480	37,548
Cash and cash equivalents at end of period	$42,066	$75,106	$47,480

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Company

The Company operates an internet-based lending platform to serve customers in need of cash to fulfill their financial responsibilities. Through a network of direct and indirect marketing channels, the Company offers funds to its customers through a variety of unsecured loan and finance receivable products. The business is operated strictly through the internet to provide convenient, fully-automated financial solutions to its customers. As of December 31, 2015, the Company offered or arranged loans to consumers under the names “CashNetUSA” and “NetCredit” in 33 states in the United States, under the names “QuickQuid,” “Pounds to Pocket” and “On Stride Financial” in the United Kingdom, under the name “DollarsDirect” in Australia and Canada and under the name “Simplic” in Brazil. The Company also offered financing to small businesses in all 50 states and Washington D.C. in the United States under the names “Headway Capital” and “The Business Backer.”

The Company originates, guarantees or purchases consumer loans. Consumer loans provide customers with cash in their bank account or deposited onto a debit card, typically in exchange for an obligation to repay the amount advanced plus fees and/or interest. Consumer loans include short-term loans, line of credit accounts and installment loans. The Company provides financing to small businesses through either a line of credit account or a receivables purchase agreement product (“RPAs”). RPAs represent a right to receive future receivables from a small business. Small businesses receive funds in exchange for a portion of the business’ future receivables at an agreed upon discount. In contrast, lending is a commitment to repay principal and interest. “Loans and finance receivables” include consumer loans, small business loans and RPAs.

Short-term loans include unsecured short-term loans written by the Company or by a third-party lender through the Company’s credit services organization and credit access business programs (“CSO programs” as further described below) that the Company guarantees. Line of credit accounts include draws made through the Company’s line of credit product. Installment loans are longer-term multi-payment loans that generally require the outstanding principal balance to be paid down in multiple installments and are written by the Company or by a third-party lender through the CSO programs.

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

2. Significant Accounting Policies

Basis of Presentation

On September 7, 2011, Cash America International, Inc. (“Cash America”) formed a new company, Enova International, Inc. On September 13, 2011, Cash America contributed to the Company all of the stock of its wholly-owned subsidiary, Enova Online Services, Inc., in exchange for 33 million shares of the Company’s common stock.

On November 13, 2014, Cash America completed the tax-free spin-off of approximately 80% of the Company’s outstanding common stock occurred at 12:01 am ET on November 13, 2014 (the “Spin-off”). Cash America’s shareholders received 0.915 shares of the Company’s stock for every one share of Cash America common stock held at the close of business November 3, 2014, which was the record date for the distribution. Following the Spin-off, the Company became an independent, publicly traded company, and the Company’s shares of common stock are listed on the New York Stock Exchange under the symbol “ENVA.”

The consolidated financial statements of the Company reflect the historical results of operations and cash flows of the Company during each respective period. The financial statements include goodwill and intangible assets arising from businesses previously acquired. Prior to the Spin-off, the financial statements also included the allocation of certain assets and liabilities that were historically held at the Cash America corporate level but which were specifically identifiable or allocable to the Company. Certain transactions with Cash America, such as stock-based compensation and foreign currency transactions were considered to be effectively settled as net equity transactions with parent in “Retained earnings” in the consolidated balance sheets at the time the transaction was recorded. Prior to May 30, 2014, all intercompany transactions between the Company and Cash America were considered to be effectively settled in the financial statements at the time the transaction was recorded. In addition, the historical financial statements include allocations of costs relating to certain functions historically provided by Cash America, including corporate services such as executive oversight, insurance and risk management, government relations, internal audit, treasury, licensing, and to a limited extent finance, accounting, tax, legal, human resources, compensation and benefits, compliance and support for certain information systems related to financial reporting. The expense allocations have been determined on a basis that Cash

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

America and the Company consider to be reasonable reflections of the utilization of services provided by Cash America. Also see Note 15 for additional information on the Company’s relationship with Cash America. The financial information included herein may not be indicative of the consolidated financial position, operating results, changes in stockholders’ equity and cash flows of the Company in the future, or if the Company had been a separate company during the periods presented.

Use of Estimates

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for losses on loans and finance receivables, goodwill, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, empirical data and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

Out-of-Period Adjustment

In a review of its revenue recognition policy during 2015, the Company determined that certain fees on its line of credit product should be deferred over the period the draw is outstanding rather than recognized as revenue when assessed. The Company recorded a $2.5 million reduction to revenue in the fourth quarter of 2015 as an out-of-period adjustment. This adjustment included a $2.8 million reduction of revenue associated with periods prior to 2015. The Company believes this adjustment was not material to any of the prior years’ financial statements, and the impact of the adjustment in the current year is not material to the full year 2015 consolidated financial statements.

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

Revenue Recognition

The Company recognizes revenue based on the financing products and services it offers. “Revenue” in the consolidated statements of income includes: interest income, finance charges, fees for services provided through the Company’s CSO programs, or CSO fees, revenue on RPAs, service charges, draw fees, minimum fees, late fees and non-sufficient funds fees as permitted by applicable laws and pursuant to the agreement with the borrower. For short-term loans that the Company offers, interest and finance charges are recognized on an effective yield basis over the term of the loan. For line of credit accounts, interest is recognized over the reporting period based upon the balance outstanding and the contractual interest rate, draw fees are recognized on an effective yield basis over the estimated outstanding period of the draw, and minimum fees are recognized when assessed to the customer. For installment loans, interest is recognized on an effective yield basis over the term of the loan. For RPAs, revenue is recognized on an effective yield basis over the projected delivery term of the agreements and fees are recognized when assessed. CSO fees are recognized on an effective yield basis over the term of the loan. Late and nonsufficient funds fees are recognized when assessed to the customer. Direct costs associated with originating loans and purchasing RPAs, such as third-party customer acquisition costs, are deferred and amortized against revenue on an effective yield basis over the term of the loan or the projected delivery term of the finance receivable. Short-term loans, line of credit accounts, installment loans, RPAs, unpaid and accrued interest and fees and deferred origination costs are included in “Loans and finance receivables, net” in the consolidated balance sheets.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Current and Delinquent Loans and Finance Receivables

The Company classifies its loans and finance receivables as either current or delinquent. Short-term loans are considered delinquent when payment of an amount due is not made as of the due date. If a line of credit account or installment loan customer misses one payment, that payment is considered delinquent and the balance of the loan is considered current. The Company does not accrue interest on the delinquent payment portion of the loan but does continue to accrue interest on the remaining portion of the loan. If a line of credit account or installment loan customer does not make two consecutive payments, the entire account or loan is classified as delinquent and placed on a non-accrual status. The Company allows for normal payment processing time before considering a loan delinquent but does not provide for any additional grace period.

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

Allowance and Liability for Estimated Losses on Loans and Finance Receivables

The Company monitors the performance of its loan and finance receivable portfolios and maintains either an allowance or liability for estimated losses on loans and finance receivables (including revenue, fees and/or interest) at a level estimated to be adequate to absorb losses inherent in the portfolio. The allowance for losses on the Company’s owned loans and finance receivables reduces the outstanding loans and finance receivables balance in the consolidated balance sheets. The liability for estimated losses related to loans guaranteed under its CSO programs is initially recorded at fair value and is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

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

The allowance or liability for short-term loans classified as current is based on historical loss rates adjusted for recent default trends for current loans. For delinquent short-term loans, the allowance or liability is based on a six-month rolling average of loss rates by stage of collection. For line of credit account and installment loan and RPA portfolios, the Company generally uses a migration analysis to estimate losses inherent in the portfolio. The allowance or liability calculation under the migration analysis is based on historical charge-off experience and the loss emergence period, which represents the average amount of time between the first occurrence of a loss event and the charge-off of a loan. The factors the Company considers to assess the adequacy of the allowance or liability include past due performance, historical behavior of monthly vintages, underwriting changes and recent trends in delinquency in the migration analysis.

The Company fully reserves for loans once the loan or a portion of the loan has been classified as delinquent for 60 consecutive days and generally charges off loans between 60 – 65 days delinquent. If a loan is deemed uncollectible before it is fully reserved, it is charged off at that point. Loans classified as delinquent generally have an age of one to 64 days from the date any portion of the loan became delinquent, as defined above. Recoveries on loans previously charged to the allowance are credited to the allowance when collected.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Software Development Costs

The Company applies Accounting Standards Codification (“ASC”) 350-40, Internal Use Software (“ASC 350-40”), to its software purchase and development activities. Under ASC 350-40, eligible internal and external costs incurred for the development of computer software applications, as well as for upgrades and enhancements that result in additional functionality of the applications, are capitalized to “Property and equipment” on the consolidated balance sheets. Internal and external training and maintenance costs are charged to expense as incurred or over the related service period. When a software application is placed in service, the Company begins amortizing the related capitalized software costs using the straight-line method based on its estimated useful life, which currently ranges from two to five years.

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

The Company uses the income approach to complete its annual goodwill assessment. The income approach uses future cash flows and estimated terminal values for the Company that are discounted using a market participant perspective to determine the fair value, which is then compared to the carrying value to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. The Company completed its annual assessment of goodwill as of June 30, 2015 and determined that the fair value of its goodwill exceeded carrying value, and, as a result, no impairment existed at that date. A 10% decrease in the estimated fair value for the June 2015 assessment would not have resulted in a goodwill impairment. Following a significant decline in the Company’s stock price in the second half of 2015, the Company completed an interim assessment of goodwill, including market capitalization and other qualitative factors, as of December 31, 2015. Consistent with the assessment completed as of June 30, 2015, the Company determined that no impairment existed as of December 31, 2015. Although no goodwill impairment was noted, there can be no assurances that future goodwill impairments will not occur.

As of December 31, 2015, the Company had $267.0 million of goodwill, all of which is expected to be deductible for tax purposes.

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

Hedging and Derivatives Activity

The Company periodically uses foreign currency forward contracts, which are considered derivative instruments, to minimize the effects of foreign currency risk in the United Kingdom related to the operations of the Company. The forward contracts are not designated as hedges as defined by ASC 815, Derivatives and Hedging; therefore, any changes in the fair value of the forward contracts are recognized in “Foreign currency transaction loss” in the consolidated statements of income. See Note 14.

Investment in Unconsolidated Investee

The Company accounts for its investments in unconsolidated investees in accordance with ASC 325, Investments—Other Investments are recorded on a cost basis. The Company evaluates investments for impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of the investment below carrying value. If an impairment of an investment is determined to be other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary-impairment is identified. The Company’s investments in unconsolidated investees are held in “Other assets” on the consolidated balance sheets.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2015, the Company owned a $6.7 million investment in the preferred stock of a privately-held developing financial services entity. The entity is not currently profitable and has historically funded its operations through a series of capital contributions from investors. The Company’s impairment evaluation of this investment as of December 31, 2015 determined that an impairment loss was not probable as of that date. The Company will continue to evaluate the impairment risk of this entity by monitoring and assessing the entity’s ability to raise capital or generate profits to fund its future operations.

Marketing Expenses

Marketing expenses consist of online marketing costs such as sponsored search and advertising on social networking sites, and offline marketing costs such as television, radio and direct mail advertising. In addition, marketing expenses include lead purchase costs paid to marketers in exchange for providing information or applications from potential customers interested in using the Company’s services. Marketing costs directly related to loan originations are deferred and amortized against revenue. Online marketing and lead purchase costs not directly resulting in loan and RPA originations are expensed as incurred. The production costs associated with offline marketing are expensed as incurred. Other marketing costs are expensed as incurred.

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

General and Administrative Expenses

General and Administrative expenses primarily include the Company’s corporate personnel costs, as well as legal, occupancy, and other related costs. The Company allocates these expenses between domestic and international operations on the basis of revenue. In addition, prior to the Spin-off, general and administrative expenses included expense allocations for certain corporate service functions historically provided by Cash America, such as executive oversight, insurance and risk management, government relations, internal audit, treasury, licensing, and to a limited extent finance, accounting, tax, legal, human resources, compensation and benefits, compliance and support for certain information systems related to financial reporting. Cash America allocated these expenses to the Company based on the Company’s share of Cash America’s corporate services expenses incurred for the consolidated entity.

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

Prior to the Spin-off, the Company’s operations were included as part of consolidated and unitary tax returns with Cash America and its affiliated companies. With the exception of certain entities outside of the United States, prior to the Spin-off, the Company settled its current tax balances with Cash America on a quarterly basis through an adjustment to its affiliate line of credit with Cash America.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company accounts for uncertainty in income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 requires that a more-likely-than-not threshold (greater than 50 percent) be met before the benefit of a tax position may be recognized in the consolidated financial statements and prescribes how such benefit should be measured. It also provides guidance on recognition adjustment, classification, accrual of interest and penalties, accounting in interim periods, disclosure and transition.

The Company performs an evaluation of the recoverability of its deferred tax assets on a quarterly basis. The Company establishes a valuation allowance if it is more likely than not  that all or some portion of the deferred tax asset will not be realized. The Company analyzes several factors, including the nature and frequency of operating losses, the Company’s carryforward period for any losses, the reversal of future taxable temporary differences, the expected occurrence of future income or loss and the feasibility of available tax planning strategies to protect against the loss of deferred tax assets. See Note 10 for further discussion.

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

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income	$43,992	$111,671	$78,038
Denominator:
Total weighted average basic shares	33,006	33,000	33,000
Shares applicable to stock-based compensation	20	8	—
Total weighted average diluted shares	33,026	33,008	33,000
Net income – basic and diluted	$1.33	$3.38	$2.36

For the year ended December 31, 2015 and 2014, 1,700,296 and 1,425,196 shares of common stock underlying stock options, respectively, and 368,111 and no shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. There were no stock options or restricted stock units outstanding as of December 31, 2013.

Recent Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessee recognition on the balance sheet of a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statement of cash flows. ASU 2016-01 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted for all entities upon issuance. The Company is still assessing the potential impact of ASU 2016-02 on its financial position and results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires that equity investments, except for those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value, with subsequent changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 also impacts the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for certain provisions. The Company does not expect that the adoption of ASU 2016-01 will have a material effect on its consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effects of the adjustments to provisional amounts on depreciation, amortization or other income effects should be recognized in current-period earnings as if the accounting had been completed at the acquisition date. Disclosure of the portion of the adjustment recorded in current-period earnings that would have been reported in prior reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date is also required. The Company adopted ASU 2015-16 in the last quarter of 2015. The adoption of ASU 2015-16 did not materially affect the Company's results of operations, statement of financial position or financial statement disclosures.

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

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”), which amends Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software, by providing customers with guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. ASU 2015-05 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company does not anticipate that the adoption of this standard will have a material impact on its financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which amends existing guidance to require the presentation of debt issuance costs in the consolidated balance sheets as a deduction from the carrying amount of the related debt liability instead of a deferred charge (as an asset). ASU 2015-15, Presentation and subsequent measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, was issued subsequently to permit costs associated with a line of credit arrangement to be presented as an asset and amortized ratably over the term of the arrangement. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015, but early adoption is permitted. When adopted, the new guidance will be applied retrospectively to all prior reporting periods presented. The Company will adopt ASU 2015-03 on January 1, 2016, however, as of December 31, 2015, the Company had $11.4 million of unamortized debt issuance costs that would be required to be presented as a deduction from the carrying amount of the related debt liability instead of a deferred charge. These amounts are recorded in “Other assets” in the consolidated balance sheets.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis (“ASU 2015-02”), which provides guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. In accordance with ASU 2015-02, all legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to evaluate, in connection with financial statement preparation for each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and to provide related disclosures. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016 and interim periods thereafter, with early adoption permitted. The Company does not expect adoption of this guidance will have a material effect on its consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14 Deferral of the Effective Date, deferring the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. Early adoption is permitted only as of an annual reporting period beginning after December 15, 2016. The Company is still assessing the potential impact of ASU 2014-09 on its financial position and results of operations.

3. Acquisitions

On June 23, 2015, the Company completed the purchase of certain assets and assumed certain liabilities of a company operating as The Business Backer, LLC, which purchases discounted future accounts receivables from small businesses throughout the United States through RPAs, which provide working capital for small businesses. The total consideration of $26.4 million was comprised of $17.7 million in cash at closing, a $3.0 million promissory note (included in “Accounts payable and accrued expenses” in the consolidated balance sheets) and estimated contingent consideration of $5.7 million based on future earn-out opportunities. The contingent purchase consideration was recorded at its estimated fair value at the date of acquisition based upon the Company’s assessment of the probable earnings attributable to the business as defined in the purchase agreement. To the extent operating results exceed the Company’s estimate, additional contingent consideration would be due, however the total consideration paid may not exceed $71 million.

During the three months ended December 31, 2015, the Company identified measurement period adjustments that impacted the estimated fair value of the assets and liabilities assumed on June 23, 2015 as a result of new information obtained about the facts and circumstances that existed as of the acquisition date. The total measurement period adjustments resulted in a decrease of finance receivables of $0.6 million, an increase in intangible assets of $3.3 million, a decrease in contingent consideration of $0.5 million and an overall decrease in goodwill of $2.7 million. This change to the provisional amounts of fair value of the assets and liabilities assumed had an immaterial impact on the consolidated statement of income for the period ended December 31, 2015.

This purchase was not material to the Company’s consolidated financial statements. The operating results of the purchased assets, which were not material, have been included in the Company’s consolidated financial statements from the date of acquisition.

4. Loans and Finance Receivables, Credit Quality Information and Allowances and Liabilities for Estimated Losses on Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the years ended December 31, 2015, 2014 and 2013 was as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Short-term loans	$204,893	$257,169	$389,706
Line of credit accounts	185,521	305,118	170,496
Installment loans and RPAs	260,507	246,700	203,924
Total loans and finance receivables revenue	650,921	808,987	764,126
Other	1,679	850	1,197
Total Revenue	$652,600	$809,837	$765,323

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of Company-owned loans and finance receivables at December 31, 2015 and 2014 were as follows (dollars in thousands):

	As of December 31, 2015
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$37,951	$92,732	$317,231	$447,914
Delinquent receivables:
Delinquent payment amounts(1)	—	3,072	1,510	4,582
Receivables on non-accrual status	20,842	5,051	23,566	49,459
Total delinquent receivables	20,842	8,123	25,076	54,041
Total loans and finance receivables, gross	58,793	100,855	342,307	501,955
Less: Allowance for losses	(14,652)	(15,727)	(36,943)	(67,322)
Loans and finance receivables, net	$44,141	$85,128	$305,364	$434,633

	As of December 31, 2014
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$35,378	$110,519	$194,496	$340,393
Delinquent receivables:
Delinquent payment amounts(1)	—	3,733	1,469	5,202
Receivables on non-accrual status	20,920	4,428	17,616	42,964
Total delinquent receivables	20,920	8,161	19,085	48,166
Total loans and finance receivables, gross	56,298	118,680	213,581	388,559
Less: Allowance for losses	(14,324)	(19,749)	(30,875)	(64,948)
Loans and finance receivables, net	$41,974	$98,931	$182,706	$323,611

(1)

Represents the delinquent portion of installment loans and line of credit account balances for customers that have only missed one payment. See Note 2 “Significant Accounting Policies-Current and Delinquent Loans and Finance Receivables” for additional information.

Changes in the allowance for losses for the Company-owned loans and finance receivables and the liability for estimated losses on the Company’s guarantees of third-party lender-owned loans through the CSO programs for the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in thousands):

	Year Ended December 31, 2015
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$14,324	$19,749	$30,875	$64,948
Cost of revenue	62,571	43,547	110,560	216,678
Charge-offs	(83,316)	(68,075)	(129,537)	(280,928)
Recoveries	21,374	20,694	25,585	67,653
Effect of foreign currency translation	(301)	(188)	(540)	(1,029)
Balance at end of period	$14,652	$15,727	$36,943	$67,322
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,575	$—	$1	$1,576
(Decrease) increase in liability	(277)	—	457	180
Balance at end of period	$1,298	$—	$458	$1,756

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2014
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$20,466	$29,244	$32,608	$82,318
Cost of revenue	70,382	92,461	104,415	267,258
Charge-offs	(105,129)	(119,428)	(129,466)	(354,023)
Recoveries	28,785	17,943	23,619	70,347
Effect of foreign currency translation	(180)	(471)	(301)	(952)
Balance at end of period	$14,324	$19,749	$30,875	$64,948
Liability for third-party lender-owned loans:
Balance at beginning of period	$2,047	$—	$—	$2,047
(Decrease) increase in liability	(472)	—	1	(471)
Balance at end of period	$1,575	$—	$1	$1,576

	Year Ended December 31, 2013
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$41,942	$12,565	$27,845	$82,352
Cost of revenue	136,534	72,308	106,787	315,629
Charge-offs	(192,504)	(63,001)	(116,853)	(372,358)
Recoveries	34,796	6,714	14,544	56,054
Effect of foreign currency translation	(302)	658	285	641
Balance at end of period	$20,466	$29,244	$32,608	$82,318
Liability for third-party lender-owned loans:
Balance at beginning of period	$2,624	$—	$—	$2,624
Decrease in liability	(577)	—	—	(577)
Balance at end of period	$2,047	$—	$—	$2,047

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of December 31, 2015 and 2014, the amount of consumer loans guaranteed by the Company was $34.1 million and $36.3 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $1.7 million and $1.6 million as of December 31, 2015 and 2014, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

5. Property and Equipment

As an online financial services provider, a significant amount of capital is invested in developing computer software and systems infrastructure.

Major classifications of property and equipment at December 31, 2015 and 2014 were as follows (dollars in thousands):

	As of December 31, 2015
	Cost	Accumulated Depreciation	Net
Computer software	$64,705	$(40,462)	$24,243
Furniture, fixtures and equipment	26,517	(17,918)	8,599
Leasehold improvements	23,277	(8,064)	15,213
Total	$114,499	$(66,444)	$48,055

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2014
	Cost	Accumulated Depreciation	Net
Computer software	$54,966	$(32,117)	$22,849
Furniture, fixtures and equipment	26,690	(19,245)	7,445
Leasehold improvements	14,587	(10,896)	3,691
Total	$96,243	$(62,258)	$33,985

The Company capitalized internal software development costs of $9.8 million, $8.6 million and $6.6 million during 2015, 2014 and 2013, respectively.

The Company recognized depreciation expense of $17.9 million, $18.7 million and $17.0 million during 2015, 2014 and 2013, respectively.

6. Goodwill and Other Intangible Assets

Goodwill is tested for impairment at least annually. See Note 2 for further discussion.

Goodwill

Changes in the carrying value of goodwill for the years ended December 31, 2015 and 2014 were as follows (dollars in thousands):

Balance as of January 1, 2014	$255,869
Effect of foreign currency translation	(7)
Balance as of December 31, 2014	$255,862
Acquisitions	11,158
Effect of foreign currency translation	(12)
Balance as of December 31, 2015	$267,008

Acquisitions represent the original goodwill allocation and final adjustments to purchase price allocations during the measurement period subsequent to the acquisition date. The impact of final purchase price allocation adjustments on the Company’s results of operations and financial position were immaterial.

Acquired Intangible Assets

Acquired intangible assets that are subject to amortization as of December 31, 2015 and 2014, were as follows (dollars in thousands):

	As of December 31, 2015
	Cost	Accumulated Amortization	Net
Customer relationships	$3,532	$(2,812)	$720
Lead provider and broker relationships	5,689	(2,809)	2,880
Trademarks	2,592	(372)	2,220
Non-competition agreements	800	(80)	720
Total	$12,613	$(6,073)	$6,540

	As of December 31, 2014
	Cost	Accumulated Amortization	Net
Customer relationships	$2,739	$(2,739)	$—
Lead provider and broker relationships	2,489	(2,489)	—
Trademarks	406	(367)	39
Total	$5,634	$(5,595)	$39

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-competition agreements are amortized over the applicable terms of the contract. Customer, lead provider and broker relationships are generally amortized over three to five years based on the pattern of economic benefits provided. Trademarks are generally amortized over three to 20 years on a straight-line basis.

Amortization

Amortization expense for acquired intangible assets was $0.5 million, $45 thousand and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Estimated future amortization expense for the years ended December 31, is as follows (dollars in thousands):

YEAR	AMOUNT
2016	$1,136
2017	1,079
2018	1,070
2019	1,070
2020	590

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2015 and 2014, were as follows (dollars in thousands):

	As of December 31,
	2015	2014
Trade accounts payable	$25,665	$25,512
Deferred fees on third-party consumer loans	9,465	3,630
Deferred finish out allowance	8,835	407
Accrued payroll and fringe benefits	8,401	17,709
Contingent consideration	5,658	—
Accrual for consumer loan payments rejected for non-sufficient funds	5,029	3,650
Accrued interest payable	4,266	4,063
Promissory note	3,000	—
Liability for losses on third-party lender owned consumer loans	1,756	1,576
Other accrued liabilities	66	730
Total	$72,141	$57,277

8. Marketing Expenses

Marketing expenses for the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Advertising	$80,526	$74,999	$74,294
Customer procurement expense including lead purchase costs	29,327	42,843	52,418
Customer referral and revenue sharing expense	7,029	10,020	8,624
Total	$116,882	$127,862	$135,336

See Note 2 for further discussion.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term debt

$75.0 Million Revolving Credit Facility

On May 14, 2014, the Company and its domestic subsidiaries as guarantors entered into a credit agreement among the Company, the guarantors, Jefferies Finance LLC as administrative agent and Jefferies Group LLC as lender (the “Credit Agreement”). The Credit Agreement provided for an unsecured revolving credit facility of up to $75.0 million, including a multi-currency sub-facility that gives the Company the ability to borrow up to $25.0 million that may be specified in foreign currencies subject to the terms and conditions of the Credit Agreement. On March 25, 2015, an amendment to the Credit Agreement reduced the Company’s unsecured revolving line of credit to $65.0 million (from $75.0 million) and increased an additional senior secured indebtedness basket to the greater of $20.0 million or 2.75% of consolidated total assets (as defined in the credit agreement) (from $15.0 million or 2% of consolidated total assets). In addition, the March 25, 2015 amendment revised certain definitions and provisions relating to limitations on indebtedness, investments, dispositions, fundamental changes and burdensome agreements to allow certain of the Company’s foreign subsidiaries, which opt to become guarantors of its obligations under the credit agreement, to be treated as domestic subsidiaries for purposes of those provisions. On November 5, 2015 the Company and certain of its domestic subsidiaries, as guarantors, entered into an amendment to the Credit Agreement, which further reduced the Company’s unsecured revolving line of credit to $60.0 million (from $65.0 million) and increased the maximum allowable leverage ratio as defined in the Credit Agreement to 3.75 to 1.00 (from 3.00 to 1.00) solely for the fiscal quarters ending December 31, 2015 and March 31, 2016. In addition, the November 5, 2015 amendment (i) revised certain definitions and provisions to clarify the treatment of securitization subsidiaries as defined in the credit, and (ii) clarified the treatment of operating leases under the credit agreement in light of contemplated changes to accounting treatment concerning such operating leases.

On December 29, 2015, the Company and certain of its domestic subsidiaries, as guarantors, entered into an amendment to the Credit Agreement, which temporarily increased the Company’s revolving line of credit to $75 million, an increase of $15.0 million ($5.0 million on December 29, 2015 and $10.0 million on January 4, 2016). Once the Company received the proceeds from the consumer loan securitization financing in January 2016 (see Note 21), it repaid the outstanding balance on the revolving line of credit in full and, in accordance with the terms of the amendment, the revolving commitment amount was reduced to $40.0 million.

Interest on the amounts borrowed will be charged, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) for one week or one-, two-, three- or six-month periods, as selected by the Company, plus a margin varying from 2.50% to 3.75% or at the agent’s base rate plus a margin varying from 1.50% to 2.75%. The margin for the borrowings under the Credit Agreement is dependent on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the revolving line of credit was 4.18% at December 31, 2015. The Company is also required to pay a fee on the unused portion of the line of credit ranging from 0.25% to 0.50% (0.50% and 0.375% as of December 31, 2015 and 2014, respectively) based on the Company’s cash flow leverage ratios. The Credit Agreement will mature on June 30, 2017. The Company had outstanding borrowings of $58.4 million as of December 31, 2015 and there were no outstanding borrowings under the Credit Agreement as of December 31, 2014.

The Credit Agreement also includes a sub-limit of up to $20.0 million for standby or commercial letters of credit that is guaranteed by the Company’s domestic subsidiaries. In the event that an amount is paid by the issuing bank under a letter of credit, it will be due and payable by the Company on demand. Pursuant to the terms of the Credit Agreement, the Company agrees to pay fees equal to the LIBOR margin per annum on the undrawn amount of each outstanding standby letter of credit plus a one-time commercial letter of credit fee of 0.20% of the face amount of each commercial letter of credit plus 0.25% per annum on the average daily amount of the total letter of credit exposure. The Company had outstanding letters of credit of $6.6 million under its Credit Agreement as of December 31, 2015 and 2014.

In connection with the issuance of the Credit Agreement, the Company incurred debt issuance costs of approximately $1.6 million, which primarily consisted of underwriting fees and legal expenses. The unamortized balance of these costs as of December 31, 2015 is included in “Other assets” in the consolidated balance sheets. These costs are being amortized to interest expense over a period of 37 months, the term of the Credit Agreement.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$500.0 Million 9.75% Senior Unsecured Notes

On May 30, 2014, the Company issued and sold $500.0 million in aggregate principal amount of 9.75% Senior Notes due 2021 (the “Senior Notes”). The Senior Notes bear interest at a rate of 9.75% annually on the principal amount payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2014. The Senior Notes were sold at a discount of the principal amount to yield 10.0% to maturity and will mature on June 1, 2021. The Senior Notes are unsecured debt obligations of the Company, and are unconditionally guaranteed by all of the Company’s domestic subsidiaries, except for designated securitization subsidiaries, if any. The Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended, or the Securities Act, and outside the United States pursuant to Regulation S under the Securities Act. As required by a registration rights agreement that the Company entered into with the initial purchaser when the Senior Notes were issued, the Company completed an exchange offer in April 2015. All of the unregistered Senior Notes have been exchanged for identical new notes registered under the Securities Act.

The Senior Notes are governed by an indenture (the “Senior Notes Indenture”), dated May 30, 2014, between the Company, the Company’s domestic subsidiaries, as guarantors, and the trustee. The Senior Notes Indenture contains certain covenants that, among other things, limit the Company’s, and certain of its subsidiaries’, ability to incur additional debt, acquire or create new subsidiaries, create liens, engage in certain transactions with affiliates and consolidate or merge with or into other companies. The Senior Notes Indenture provides for customary events of default, including non-payment and failure to comply with covenants or other agreements in the Senior Notes Indenture.

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

The Company used all of the net proceeds of the Senior Notes offering, or $479.0 million, to repay all of its intercompany indebtedness due to Cash America, which was $361.4 million as of May 30, 2014, and the remaining net proceeds were used to pay a significant portion of the $122.4 million in cash dividends paid to Cash America.

As of December 31, 2015 and 2014, the carrying amount of the Senior Notes was $494.9 million and $494.2 million, respectively, which included an unamortized discount of $5.1 million and $5.8 million, respectively. The discount is being amortized to interest expense over a period of seven years, through the maturity date of June 1, 2021. The total interest expense recognized was $49.4 million and $28.9 million of which $0.7 million and $0.4 million represented the non-cash amortization of the discount for the year ended December 31, 2015 and 2014, respectively. In connection with the issuance of the Senior Notes, the Company incurred approximately $14.7 million for issuance costs, which primarily consisted of underwriting fees, legal and other professional expenses. These costs are being amortized to interest expense over seven years and are included in “Other assets” in the consolidated balance sheets.

Prior to issuing the Senior Notes, the Company depended on Cash America’s support for a significant portion of its financing requirements and had in place a $450 million affiliate revolving credit agreement related to amounts outstanding with Cash America (the “Affiliate Line of Credit”). Borrowings under the Affiliate Line of Credit bore interest at a fluctuating interest rate equal to the prevailing LIBOR rate per annum (based upon a one month interest period) plus 4.5%. Interest accruing on borrowings made under the revolving line of credit were payable to Cash America and were settled through an adjustment to its affiliate line of credit with Cash America on a monthly basis.

Weighted-average interest rates on long-term debt were 9.91% and 8.11% during 2015 and 2014, respectively.

As of December 31, 2015 and 2014, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2015, required principal payments under the terms of the long-term debt for each of the five years after December 31, 2015 are as follows (dollars in thousands):

YEAR	Amount
2016	$—
2017	58,400
2018	—
2019	—
2020	—
Thereafter	500,000
Total	$558,400

10. Income Taxes

The components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014 were as follows (dollars in thousands):

	As of December 31,
	2015	2014
Deferred tax assets:
Loans and finance receivables, net	$28,629	$25,281
Compensation and benefits	4,210	507
Translation adjustments	3,898	3,956
Accrued rent and deferred finish out allowance	5,560	146
Foreign net operating loss carryforward	968	550
Other	1,785	842
Total deferred tax assets	$45,050	$31,282
Deferred tax liabilities:
Amortizable intangible assets	$52,882	$46,010
Property and equipment	11,359	6,794
Other	108	334
Total deferred tax liabilities	$64,349	$53,138
Net deferred tax liabilities before valuation allowance	$(19,299)	$(21,856)
Valuation allowance	(1,220)	(670)
Net deferred tax liabilities	$(20,519)	$(22,526)
Balance sheet classification:
Deferred tax assets	$28,975	$25,427
Deferred tax liabilities	(49,494)	(47,953)
Net deferred tax liabilities	$(20,519)	$(22,526)

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the provision for income taxes and the income to which it relates for the years ended December 31, 2015, 2014 and 2013 are shown below (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Income before income taxes:
Domestic	$70,519	$176,494	$119,974
International	—	5	1,658
Income before income taxes	$70,519	$176,499	$121,632
Current provision:
Federal	$25,601	$51,144	$37,639
International	114	46	56
State and local	2,211	1,753	682
Total current provision for income taxes	$27,926	$52,943	$38,377
Deferred provision (benefit):
Federal	$(1,360)	$11,363	$5,122
International	—	—	—
State and local	(39)	522	95
Total deferred provision (benefit) for income taxes	$(1,399)	$11,885	$5,217
Total provision for income taxes	$26,527	$64,828	$43,594

The Company has no uncertain income tax positions as defined by ASC 740 for the years ended December 31, 2015, 2014 or 2013.

The effective tax rate on income differs from the federal statutory rate of 35% for the following reasons (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Tax provision computed at the federal statutory income tax rate	$24,682	$61,781	$42,571
State and local income taxes, net of federal tax benefits	1,408	1,329	505
Tax effect of Regulatory Penalty (1)	3	12	871
Valuation allowance	—	—	(457)
Other	434	1,706	104
Total provision	$26,527	$64,828	$43,594
Effective tax rate	37.6%	36.7%	35.8%

(1)	Represents the tax effect of the $2.5 million CFPB penalty paid in 2013, which is nondeductible for tax purposes, in connection with the Regulatory Penalty. See Note 11 for further information.

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

The Company has foreign net operating loss carryforwards from Brazilian operations of $2.8 million as of December 31, 2015, $1.6 million as of December 31, 2014, and $0.5 million as of December 31, 2013. These net operating loss carryforwards are subject to annual limitations and have an unlimited carryforward period. The Company has recorded a full valuation allowance related to the foreign net operating loss carryforwards, as they are not more likely than not to be utilized.

The following table summarizes the valuation account activity for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of period	$670	$171	$457
Additions	550	499	171
Deductions	—	—	(457)
Balance at end of period	$1,220	$670	$171

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2015, tax years 2011 through 2014 remain open to examination by the Internal Revenue Service and major state taxing jurisdictions, and the 2012 through 2013 tax years of the Company’s Mexican subsidiary were open to examination by the Mexican taxing authorities. The IRS is currently examining the 2011 through 2013 tax years when the Company was included as part of consolidated tax returns with Cash America and its affiliated companies.

11. Commitments and Contingencies

Leases

The Company leases its headquarters in Chicago, Illinois, a call center facility in Gurnee, Illinois, and office space in Blue Ash, Ohio under operating leases with remaining terms ranging from two to twelve years with certain rights to extend for additional periods. The operating expenses and real estate taxes are not included in the table below. Future minimum rentals due under non-cancelable leases as of December 31, 2015 are as follows for each of the years ending December 31 (dollars in thousands):

YEAR	AMOUNT
2016	$3,779
2017	6,674
2018	5,849
2019	6,728
2020	6,474
Thereafter	39,069
Total	$68,573

The total future minimum lease obligation excludes non-cancelable sublease rental income of $1.6 million.

Rent expense was $6.8 million, $3.7 million and $2.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Headquarters Relocation

The Company provided notice in the second quarter of 2014 to the landlord at 200 W. Jackson Boulevard in Chicago, Illinois that it was accelerating the lease expiration date for approximately 86,000 rentable square feet effective June 30, 2015. As a result, the Company recognized an expense of $1.4 million in the year ended December 31, 2014 related to a lease termination penalty, which was included as “General and administrative expense” in the consolidated statement of income. In July 2014, the Company entered into a lease agreement for its current headquarters office space at 175 W. Jackson Boulevard in Chicago as part of its plans to relocate from its former headquarters. In the second quarter of 2015, the Company ceased using the 200 W. Jackson location and, as a result, recognized additional expense of $3.7 million for the year ended December 31, 2015, which was also included as “General and administrative expense” and consisted of a lease exit liability of $2.9 million for the remaining lease payments, net of estimated sublease income of $1.7 million, and $0.8 million for the removal of property and restoration costs related to the 200 W. Jackson lease. The Company does not expect to incur further material costs related to the relocation.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table is a summary of the exit and disposal activity and liability balances as a result of the headquarters relocation (in thousands):

	Lease Termination Costs	Other Exit Costs	Total
Balance at January 1, 2014	$—	$—	$—
Additions	1,415	—	1,415
Payments	(708)	—	(708)

Balance at December 31, 2014	$707	$—	$707

Balance at January 1, 2015	$707	$—	$707
Additions	2,861	808	3,669
Payments	(2,143)	(604)	(2,747)

Balance at December 31, 2015	$1,425	$204	$1,629

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans and is required to purchase any defaulted loans it has guaranteed. As of December 31, 2015 and 2014, the amount of consumer loans guaranteed by the Company was $34.1 million and $36.3 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $1.7 million and $1.6 million, as of December 31, 2015 and 2014, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

Litigation

On March 8, 2013, Flemming Kristensen, on behalf of himself and others similarly situated, filed a purported class action lawsuit in the U.S. District Court of Nevada against the Company and other unaffiliated lenders and lead providers. The lawsuit alleges that the lead provider defendants sent unauthorized text messages to consumers on behalf of the Company and the other lender defendants in violation of the Telephone Consumer Protection Act. The complaint seeks class certification, statutory damages, an injunction against “wireless spam activities,” and attorneys’ fees and costs. The Company filed an answer to the complaint denying all liability. On March 26, 2014, the Court granted class certification. On July 20, 2015, the court granted the Company’s motion for summary judgment, denied Plaintiff’s motion for summary judgment and entered judgment in favor of the Company. Plaintiff filed a motion for reconsideration, which was denied, and could appeal the judgment. Neither the likelihood of an unfavorable appellate decision nor the ultimate liability, if any, with respect to this matter can be determined at this time, and the Company is currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, Contingencies–Loss Contingencies–Glossary, for this litigation. The Company believes that the plaintiff’s claims in the complaint are without merit and intends to vigorously defend this lawsuit.

On January 12, 2015, the California Department of Business Oversight (the “Department”) issued an Order (the “Order”) to the Company’s subsidiary, CNU of California, LLC (“CNU”), alleging that CNU violated the California Deferred Deposit Transaction Law by stating in its deferred deposit loan contracts and other agreements that CNU would charge customers amounts not allowed under California law, by electronically debiting customer accounts for more than the original agreed upon amount without additional written authorization from customers, by using the wrong legal name in certain agreements and by advertising via the Company’s website without disclosing that CNU is licensed by the Department. The Order requires CNU to pay an administrative penalty of $10,000, to forfeit all charges and fees for every deferred deposit transaction made in violation of law, and to desist and refrain from violating those provisions of California law. On February 20, 2015, CNU requested a hearing to challenge the Order. On November 16, 2015, the Department issued a Final Order regarding a settlement between the parties which required a payment of administrative penalties in the amount of $7,500 by CNU and the correction of certain errors underlying the Department’s allegations.

The Company is also a defendant in certain routine litigation matters encountered in the ordinary course of its business. Certain of these matters may be covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consumer Financial Protection Bureau (“CFPB”)

On November 20, 2013, Cash America, the Company’s parent company at the time, consented to the issuance of a Consent Order by the CFPB pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2012 review of Cash America and the Company, to pay a civil money penalty of $5.0 million, which is non-deductible for tax purposes. The Company and Cash America agreed to allocate $2.5 million of this penalty to the Company (the “Regulatory Penalty”).

12. Employee Benefit Plans

Effective on July 1, 2012, the Company established the Enova International, Inc. 401(k) Savings Plan (the “401(k) Plan”), which is open to substantially all employees of the Company and its subsidiaries. New employees are automatically enrolled in this plan unless they elect not to participate. Also effective July 1, 2012, the Company established the Enova International, Inc. Nonqualified Savings Plan (the “NQSP”) for certain members of Company management. Participants may contribute up to 75% of their earnings to the 401(k) Plan subject to regulatory and other plan restrictions. NQSP participants may contribute up to 80% of their annual bonus and up to 50% of their other eligible compensation to the NQSP. Prior to January 1, 2015, the Company made matching cash contributions of 50% of each participant’s contributions, based on participant contributions of up to 5% of compensation. Effective January 1, 2015, the Company makes matching contributions of 100% of the first 1% of pay and 50% of the next 5% of pay that each employee contributes to the 401(k) Plan. Company contributions made prior to January 1, 2015 vest at the rate of 20% each year after one year of service; thus a participant is 100% vested after five years of service. The Company’s matching contributions subsequent to January 1, 2015 will fully vest after a participant’s second year of service with the Company, The Company’s consolidated contributions to the 401(k) Plan and the NQSP were $1.4 million, $1.0 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Effective on January 1, 2012, the Company established the Enova International, Inc. Supplemental Executive Retirement Plan (“SERP”) in which certain officers and certain other employees of the Company participate. Under this defined contribution plan, the Company makes an annual supplemental cash contribution to the SERP based on the objectives of the plan as approved by the Company’s Management Development and Compensation Committee of the Board of Directors. The Company recorded compensation expense of $0.4 million, $0.2 million and $0.2 million for SERP contributions for the years ended December 31, 2015, 2014 and 2013, respectively.

The NQSP and the SERP are non-qualified deferred compensation plans. Benefits under the NQSP and the SERP are unfunded. As of December 31, 2015, 2014 and 2013, the Company held securities in rabbi trusts to pay benefits under these plans. These securities are classified as trading securities, and the unrealized gains and losses on these securities are netted with the costs of the plans in “General and administrative expenses” in the consolidated statements of income.

Amounts included in the consolidated balance sheets relating to the Nonqualified Savings Plan and the SERP were as follows (dollars in thousands):

	As of December 31,
	2015	2014
Prepaid expenses and other assets	$1,075	$755
Accounts payable and accrued expenses	$1,434	$1,004

In 2014 and 2013, Cash America’s Board of Directors approved grants of Performance Units under the Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as Amended (“Cash America LTIP”) that, upon vesting, were paid solely in cash to the Company’s officers and certain of its other employees. Generally, each grant of Performance Units vested over a three-year period, subject to continued employment with Cash America and the satisfaction of certain conditions related to an increase in the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the periods specified at the time of grant. The unit value of each award was based on a percentage of the increase in EBITDA over the prior year EBITDA. Payments for all Performance Units that vested were made within a reasonable period of time each year following certification of the applicable performance results by the Management Development and Compensation Committee of the Cash America Board of Directors. In addition, the Performance Unit award agreements are subject to a “clawback” provision that allows Cash America to recoup all or some of the payments made under certain circumstances if there is a material restatement of Cash America’s financial results. The agreements provided for immediate vesting and payment of awards that were outstanding and scheduled to vest within 12 calendar months following the date of a change in control of Cash America. Outstanding units granted in 2014 and 2013 were immediately vested with the Spin-off on November 13, 2014 and payments were made in December 2014. No awards were outstanding under this plan as of December 31, 2014.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded compensation expense of $10.3 million and $6.2 million related to all Performance Unit awards for the years ended December 31, 2014 and 2013, respectively.

13. Stock-Based Compensation

Enova Awards

Under the Enova International, Inc. 2014 Long-Term Incentive Plan (the “Enova LTIP”), the Company is authorized to issue 3,600,000 shares of Common Stock pursuant to “Awards” granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options, restricted stock units (“RSUs”), restricted stock, performance shares, stock appreciation rights or other stock-based awards. Since 2014, nonqualified stock options and RSU awards are the only stock-based awards granted under the Plan. As of December 31, 2015, there were 750,670 shares available for future grants under the Enova LTIP.

During the year ended December 31, 2015, the Company received 29,494 shares of its common stock valued at approximately $187,000 as partial payment of taxes required to be withheld upon issuance of shares under RSUs.

Restricted Stock Units

During the years ended December 31, 2015 and 2014, the Company granted RSUs to Company officers, certain employees and to the non-management members of the Board of Directors under the Enova LTIP. Each vested RSU entitles the holder to receive a share of the common stock of the Company. For Company officers and certain employees, the shares are to be issued upon vesting of the RSUs over a period of four years. Shares for vested RSU awards granted to members of the Board of Directors are issued twelve months after the grant date.

In accordance with ASC 718, the grant date fair value of RSUs is based on the Company’s closing stock price on the day before the grant date and is amortized to expense over the vesting periods. The agreements relating to awards provide that the vesting and payment of awards would be accelerated if there is a change in control of the Company.

The following table summarizes the Company’s restricted stock unit activity during 2015 and 2014:

	Year Ended December 31,		Year Ended December 31,
	2015		2014
	Units	Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	549,707	$23.04	—	$—
Units granted	356,064	18.39	549,707	23.04
Shares issued	(151,088)	22.62	—	—
Units forfeited	(112,805)	23.04	—	—
Outstanding at end of year	641,878	20.55	549,707	23.04

Compensation expense related to these RSUs totaling $4.9 million ($3.1 million net of related taxes) and $0.1 million ($89 thousand net of related taxes) was recognized for the years ended December 31, 2015 and 2014, respectively. Total unrecognized compensation cost related to these RSUs at December 31, 2015 was $11.6 million, which will be recognized over a weighted average period of approximately 2.9 years. The outstanding RSUs had an aggregate intrinsic value of $4.2 million at December 31, 2015.

On May 21, 2015, in connection with the resignation of a certain executive, the Company entered into an employment agreement pursuant to which the executive would become vested on January 1, 2016 in 50% of his RSU Award granted under the RSU award agreement rather than 25% as previously agreed under the RSU award agreement. The acceleration of the vesting was a modification of the plan and required that the fair value be reestablished on the date of the modification. The modification resulted in additional expense in 2015 of approximately $0.3 million.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options

During the years ended December 31, 2015 and 2014, the Company granted stock options to purchase Company stock to Company officers and certain employees under the Enova LTIP. Stock options would allow the holder to purchase shares of the Company’s common stock at a price not less than the fair market value of the shares as of the grant date, or the exercise price.

Stock options granted under the Enova LTIP become exercisable in equal increments on the first, second and third anniversaries of their date of grant, and expire on the 7th anniversary of their date of grant. Exercise prices of these stock options are equal to the closing stock price on the day before the grant date. In accordance with ASC 718, compensation expense on stock options is based on the fair value of the stock options on the day before the grant date and is amortized to expense over the vesting periods. For the year ended December 31, 2015, the Company estimated the fair value of the stock option grants using the Black-Scholes option-pricing model based on the following assumptions: risk-free interest rate of 1.5%, expected term (life) of options of 4.5 years, expected volatility of 42.1% and no expected dividends.

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

There were no stock options outstanding as of December 31, 2013. A summary of the Company’s stock option activity for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,		Year Ended December 31,
	2015		2014
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at beginning of year	1,425,196	$23.04	—	$—
Options granted	785,294	19.19	1,425,196	23.04
Options exercised	—	—	—	—
Options forfeited	(319,337)	23.04	—	—
Outstanding at end of year	1,891,153	$21.44	1,425,196	$23.04
Options vested at end of year	475,127	23.05	—	—

The weighted average fair value of options granted in 2015 was $6.30. Compensation expense related to stock options totaling $4.7 million ($2.9 million net of related taxes) and $0.2 million ($0.1 million net of related taxes) was recognized for the years ended December 31, 2015 and 2014, respectively. Total unrecognized compensation cost related to stock options at December 31, 2015 was $9.2 million, which will be recognized over a period of approximately 2.1 years. The outstanding stock options had no intrinsic value at December 31, 2015.

On May 21, 2015, in connection with the resignation of a certain executive, the Company entered into an employment agreement pursuant to which the executive would become vested on January 1, 2016 in 66.6% of his stock options granted under the stock options award agreement rather than 33.3% as previously agreed under the stock option award agreement. The acceleration of the vesting was a modification of the plan and required that the fair value be reestablished on the date of the modification. The modification resulted in additional expense in 2015 of approximately $0.3 million.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with ASC 718, the grant date fair value of RSUs was based on Cash America’s closing stock price on the day before the grant date and was amortized to expense over the vesting periods.

The following table summarizes the Cash America RSU activity during 2014 and 2013:

	Year Ended December 31,
	2014			2013
	Units		Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	14,260		$48.19	13,215	$39.66
Units granted	—		—	14,260	48.19
Shares issued	(14,260)	(1)	48.19	(2,333)	39.66
Units forfeited	—		—	(10,882)	39.66
Outstanding at end of year	—		$—	14,260	$48.19
Units vested at end of year	—		—	—	—

(1)

Amount does not include 13,048 shares of common stock of the Company that were delivered by Cash America to the Company’s Chief Executive Officer in connection with his RSUs that vested on November 13, 2014. In connection with the Spin-off, such RSU awards were payable by Cash America in both shares of Cash America common stock and Enova common stock.

Compensation expense related to Cash America RSUs totaling $0.4 million ($0.2 million net of related taxes) and $0.2 million ($0.2 million net of related taxes) was recognized for the years ended December 31, 2014 and 2013, respectively.

14. Derivative Instruments

The Company periodically uses derivative instruments to manage risk from changes in market conditions that may affect the Company’s financial performance. The Company primarily uses derivative instruments to manage its primary market risks, which are interest rate risk and foreign currency exchange rate risk.

The Company uses forward currency exchange contracts to minimize the effects of foreign currency risk in the United Kingdom and prior to December 31, 2014, used forward currency exchange contracts to minimize the effects of foreign currency risk in Australia. The forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction loss” in the Company’s consolidated statements of income. The Company currently does not manage its exposure to risk from foreign currency exchange rate fluctuations through the use of forward currency exchange contracts in Australia, Canada, or Brazil.

The Company’s derivative instruments are presented in its financial statements on a net basis. The following tables present information related to the Company’s derivative instruments as of December 31, 2015 and 2014 (dollars in thousands):

Non-designated derivatives:

As of December 31, 2015
		Gross Amounts	Gross Amounts	Net Amounts of Assets
		of Recognized	Offset in the	Presented in the
	Notional	Financial	Consolidated	Consolidated Balance
Forward currency exchange contracts	Amount	Instruments	Balance Sheets(1)	Sheets(2)
Assets	$58,723	$151	$—	$151
Liabilities	$—	$—	$—	$—

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2014
		Gross Amounts	Gross Amounts	Net Amounts of Assets
		of Recognized	Offset in the	Presented in the
	Notional	Financial	Consolidated	Consolidated Balance
Forward currency exchange contracts	Amount	Instruments	Balance Sheets(1)	Sheets(2)
Assets	$—	$—	$—	$—
Liabilities	$112,593	$213	$—	$213

(1)

As of December 31, 2015 and 2014, the Company had no gross amounts of recognized derivative instruments that the Company makes an accounting policy election not to offset. In addition, there is no financial collateral related to the Company’s derivatives. The Company has no assets or liabilities that are subject to an enforceable master netting agreement or similar arrangement.

(2)	Represents the fair value of forward currency contracts, which is recorded in “Accounts payable and accrued expenses” in the consolidated balance sheets.

The following table presents information on the effect of derivative instruments on the consolidated results of operations and AOCI for years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

							Gains (Losses)
	Gains (Losses)			Gains (Losses)			Reclassified From
	Recognized in Income			Recognized in AOCI			AOCI into Income
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Non-designated derivatives:
Forward currency exchange contracts(1)	$4,525	$287	$(1,813)	$—	$—	$—	$—	$—	$—
Total	$4,525	$287	$(1,813)	$—	$—	$—	$—	$—	$—

(1)	The gains (losses) on these derivatives substantially offset the (losses) gains on the hedged portion of the foreign intercompany balances.

15. Related Party Transactions

A current officer of the Company has an ongoing ownership interest in the small business from which the Company acquired certain assets and assumed certain liabilities in June 2015 (see Note 3 for additional information). In the normal course of business, the Company attains certain customer relationships from the small business by entering into transactions with the customers to obtain additional RPA financing. In these transactions, the Company satisfies the customer’s existing RPA balance with the small business which terminates such customer’s responsibilities to the small business. During the year ended December 31, 2015, the Company paid $7.7 million to the small business to satisfy customers’ existing RPA balances. Pursuant to the acquisition, a subsidiary of the Company issued a promissory note to the small business in the amount of $3.0 million (the “Promissory Note”) and granted the company an opportunity to earn certain contingent purchase consideration (see Note 3 for additional information ), both of which are guaranteed by the Company. The Promissory Note accrues interest at a rate of 4.0% per annum and will mature on June 23, 2018. During the year ended December 31, 2015 the Company incurred interest expense of $0.1 million related to the Promissory Note. In addition, as a condition precedent to the acquisition, a subsidiary of the Company executed a Transition Services Agreement with the small business from which the Company acquired certain assets whereby it agreed to provide certain transition services to the business for three years following the acquisition. During the year ended December 31, 2015, the Company was paid $0.1 million for such services. The subsidiary of the Company also entered into a short-term employee leasing agreement whereby it leased employees at cost from the small business until such employees could be formally hired, under which the Company paid a total of $0.2 million; no additional payments will be made under this agreement.

Prior to the Spin-off, Cash America provided certain corporate service functions, such as executive oversight, insurance and risk management, government relations, internal audit, treasury, licensing, and to a limited extent finance, accounting, tax, legal, human resources, compensation and benefits, compliance and support for certain information systems related to financial reporting. The costs of such services were allocated to the Company based on the Company’s share of Cash America’s corporate services expenses incurred for the consolidated entity. Actual corporate services costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. The Company believes that the expenses in these financial statements were reported on a basis that fairly represents the utilization of the services

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provided. These financial statements do not necessarily reflect the financial position or results of operations that would have existed if the Company had been operated as a stand-alone entity during the periods covered and may not be indicative of future results of operations and financial position. General and administrative expenses include allocations by Cash America of $9.1 million and $10.0 million for the years ended December 31, 2014 and 2013, respectively.

The Company also paid $46.0 million and $34.8 million for the years ended December 31, 2014 and 2013, respectively, to Cash America for its share of income taxes as though the Company had been taxed separately from Cash America and had prepared separate tax returns.

Since the Spin-off, Cash America has been charging the Company a transition services fee related to utilization of financial reporting systems and accounts payable processing that is included in general and administrative expenses. The Company recorded $0.4 million in expense for these services for the year ended December 31, 2015. The Company transitioned to its own financial reporting system in late 2015 and the transition services agreement with Cash America ended on December 31, 2015.

Prior to the Spin-off, the Company paid Cash America compensation for loans made to or arranged for customers who were referred from Cash America. The Company paid $1.2 million for each of the years ended December 31, 2014 and 2013, pursuant to this arrangement. In addition, the Company administered the consumer loan underwriting model utilized by Cash America’s Retail Services Division in exchange for the reimbursement of the Company’s direct third-party costs incurred in providing the service. The Company received $0.6 million and $0.9 million for the years ended December 31, 2014 and 2013, respectively, pursuant to this arrangement. The Company and Cash America entered into a new agreement in conjunction with the Spin-off for the Company to continue providing this service. The Company received $1.2 million for the year ended December 31, 2015 pursuant to this new agreement.

Prior to the issuance of the Senior Notes on May 30, 2014, all payments the Company owed Cash America, offset by any credits or fees Cash America owed the Company in connection with the transactions above, were made through the Affiliate Line of Credit agreement. Since May 30, 2014, amounts due to Cash America have been settled a month in arrears. The balance due from Cash America of $0.1 million as of December 31, 2015 is included in “Other receivables and prepaid expenses” in the consolidated balance sheets and the balance due to Cash America of $0.4 million as of December 31, 2014 is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

16. Supplemental Disclosures of Cash Flow Information

The following table sets forth certain cash and non-cash activities for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash paid during the year for:
Interest	$49,390	$24,807	$—
Income taxes paid	40,759	46,353	34,829
Non-cash investing and financing activities:
Loans and finance receivables renewed	$253,279	$290,956	$599,227
Liabilities assumed in acquisitions	8,658	—	—
Affiliate interest expense	—	7,629	19,788

17. Operating Segment Information

The Company provides online financial services to alternative credit consumers and small businesses in the United States, United Kingdom, Australia Canada and Brazil and has one reportable segment, which is composed of the Company’s domestic and international operations. The Company has aggregated all components of its business into a single reportable segment based on the similarities of the economic characteristics, the nature of the products and services, the nature of the production and distribution methods, the type of customer and the nature of the regulatory environment.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company allocates certain corporate expenses (primarily general and administrative expenses and, to a lesser extent, marketing and operations and technology) between the domestic and international components based on revenue. The following tables present information on the Company’s domestic and international operations as of and for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands).

	Year Ended December 31,
	2015	2014	2013
Revenue
Domestic	$510,242	$474,715	$395,549
International	142,358	335,122	369,774
Total revenue	$652,600	$809,837	$765,323
Income from operations
Domestic	$102,545	$111,869	$73,858
International	21,842	103,139	68,738
Total income from operations	$124,387	$215,008	$142,596
Depreciation and amortization
Domestic	$16,134	$16,284	$14,536
International	2,254	2,448	2,607
Total depreciation and amortization	$18,388	$18,732	$17,143
Expenditures for property and equipment
Domestic	$28,444	$12,414	$12,527
International	3,797	870	2,345
Total expenditures for property and equipment	$32,241	$13,284	$14,872

	December 31,
	2015	2014
Property and equipment, net
Domestic	$41,862	$29,274
International	6,193	4,711
Total property and equipment, net	$48,055	$33,985

Assets
Domestic	$777,196	$595,180
International	103,674	165,017
Total assets	$880,870	$760,197

Geographic Information

The following table presents the Company’s revenue by geographic region for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue
United States	$510,242	$474,715	$395,549
United Kingdom	129,703	325,014	360,186
Other international countries	12,655	10,108	9,588
Total revenue	$652,600	$809,837	$765,323

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $48.1 million and $34.0 million at December 31, 2015 and 2014, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During the years ended December 31, 2015 and 2014, there were no transfers of assets or liabilities in or out of Level 1, Level 2 or Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period values.

The Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2015 and 2014 are as follows (dollars in thousands):

	December 31,	Fair Value Measurements Using
	2015	Level 1	Level 2	Level 3
Financial assets (liabilities)
Forward currency exchange contracts	$151	$—	$151	$—
Nonqualified savings plan assets(1)	1,075	1,075	—	—
Contingent consideration	(5,658)	—	—	(5,658)
Total	$(4,432)	$1,075	$151	$(5,658)

	December 31,	Fair Value Measurements Using
	2014	Level 1	Level 2	Level 3
Financial assets (liabilities)
Forward currency exchange contracts	$(213)	$—	$(213)	$—
Nonqualified savings plan assets(1)	755	755	—	—
Total	$542	$755	$(213)	$—

(1)	The non-qualified savings plan assets have an offsetting liability of a greater amount, which is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.

The Company measures the fair value of its forward currency exchange contracts under Level 2 inputs as defined by ASC 820. For these forward currency exchange contracts, current market rates are used to determine fair value. The significant inputs used in these models are derived from observable market rates. The fair value of the nonqualified savings plan assets are measured under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily observable. Prior to June 2014, the Company participated in Cash America’s derivative and hedging programs, which were coordinated through a centralized treasury function; therefore, the assets and liabilities related to derivative instruments were not recorded in the Company’s financial statements; however, the gains and losses associated with Cash America’s foreign currency forward contracts that relate to the Company’s business are included as “Foreign currency transaction loss” in the consolidated statements of income.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the fair value of the contingent consideration, which is a Level 3 liability measured at fair value on a recurring basis, are summarized in the table below for the year ended December 31, 2015 (dollars in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Contingent consideration	Total
Balance at December 31, 2014	$—	$—
Issuance of contingent consideration (see Note 3)	5,658	5,658
Balance at December 31, 2015	$5,658	$5,658

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a nonrecurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At December 31, 2015 and 2014, there were no assets or liabilities recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of December 31, 2015 and 2014 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	December 31,	Fair Value Measurements Using
	2015	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$42,066	$42,066	$—	$—
Short-term loans and line of credit accounts, net (1)	129,269	—	—	129,269
Installment loans and RPAs, net (1)	305,364	—	—	283,700
Restricted cash (2)	7,379	7,379	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$490,781	$49,445	$—	$419,672
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,756	$—	$—	$1,756
Promissory note	3,000	—	—	2,984
Credit agreement borrowings	58,400	—	—	58,400
Senior Notes	494,867	—	374,500	—
Total	$558,023	$—	$374,500	$63,140

	December 31,	Fair Value Measurements Using
	2014	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$75,106	$75,106	$—	$—
Short-term loans and line of credit accounts, net (1)	140,905	—	—	140,905
Installment loans and RPAs, net (1)	182,706	—	—	182,706
Restricted cash (2)	7,780	7,780	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$413,200	$82,886	$—	$330,314
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,576	$—	$—	$1,576
Senior Notes	494,181	—	491,250	—
Total	$495,757	$—	$491,250	$1,576

(1)	Short-term loans, line of credit accounts and installment loans and RPAs are included in “Loans and finance receivables, net” in the consolidated balance sheets.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Restricted cash and investment in unconsolidated investee are included in “Other assets” in the consolidated balance sheets.
(3)	See Note 2 for additional information related to the investment in unconsolidated investee.

Cash and cash equivalents bear interest at market rates and have maturities of less than 90 days.

Short-term loans, line of credit accounts, installment loans and RPAs are carried in the consolidated balance sheet net of the allowance for estimated losses, which is calculated by applying historical loss rates combined with recent default trends to the gross receivable balance. Short-term loans and line of credit accounts have relatively short maturity periods that are generally 12 months or less. The unobservable inputs used to calculate the fair value of these receivables include historical loss rates, recent default trends and estimated remaining loan term; therefore, the carrying value approximates the fair value. The fair value of installment loans and RPAs is estimated using discounted cash flow analyses, which consider interest rates on loans and discounts offered for receivables with similar terms to customers with similar credit quality, the timing of expected payments, estimated customer default rates and/or valuations of comparable portfolios. The fair value of the Company’s installment loans and RPAs is lower than the carrying value of these loans and finance receivables. Unsecured installment loans typically have terms between two and 60 months. RPAs typically have estimated delivery terms between six and 36 months.

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans the Company arranges for consumers on the third-party lenders’ behalf and is required to purchase any defaulted loans it has guaranteed. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company was $1.7 million and $1.6 million as of December 31, 2015 and 2014, respectively. The Company measures the fair value of its liability for third-party lender-owned consumer loans under Level 3 inputs. The fair value of these liabilities is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value of these liabilities approximates the fair value.

The Company measures the fair value of the Promissory Note using Level 3 inputs. The fair value of the Promissory Note is estimated using a discounted cash flow analysis. As of December 31, 2015, the Promissory Note had a lower fair value than the carrying value.

The Company measures the fair value of its Credit Agreement borrowings using Level 3 inputs. The Company considered the fair value of its other long-term debt and the timing of expected payment(s). As of December 31, 2015, the fair value of the Company’s Credit Agreement borrowings approximated the carrying value.

The Company measures the fair value of its Senior Notes using Level 2 inputs. The fair value of the Senior Notes is estimated based on quoted prices in markets that are not active. As of December 31, 2015 and 2014, the Company’s Senior Notes had a lower fair value than the carrying value based on the price of the last trade of the Senior Notes as of December 31, 2015.

The Company measures the fair value of its investment in unconsolidated investee using Level 3 inputs. Because the unconsolidated investee is a private company and financial information is limited, the Company estimates the fair value based on the best available information at the measurement date. As of December 31, 2015 the Company estimated the fair value of its investment to be approximately equal to the book value.

19. Condensed Consolidating Financial Statements

The Company’s Senior Notes are unconditionally guaranteed by certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) and are not secured by our other subsidiaries (the “Non-Guarantor Subsidiaries”). The Guarantor Subsidiaries are 100% owned, all guarantees are full and unconditional, and all guarantees are joint and several. As a result of the guarantee arrangements, we are required to present the following condensed consolidating financial statements.

The condensed consolidating financial statements reflect the investments in subsidiaries of the Company using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Condensed consolidating financial statements of Enova International, Inc. (the “Parent”), its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of December 31, 2015 and for the year ended December 31, 2015 are shown on the following pages. Such statements as of and for the period ended December 31, 2014 are not presented as the Parent has no independent assets or operations and the Non-Guarantor Subsidiaries were minor (as defined in Rule 3-10(h)(6) of Regulation S-X of the Securities Act, having total assets, stockholders’ equity, revenue, income (loss) before taxes and cash flows from operating activities of less than 3% of the Company’s corresponding consolidated amounts). The income (loss) before taxes for the Non-Guarantor Subsidiaries exceeded the 3% threshold for the year ended December 31, 2015, and as a result, the present condensed consolidating financial statements are provided.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2015

(dollars in thousand)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$40,927	$1,139	$—	$42,066
Loans and finance receivables, net	—	430,862	3,771	—	434,633
Income taxes receivable	37,201	(31,709)	11	—	5,503
Other receivables and prepaid expenses	162	19,791	96	—	20,049
Deferred tax assets	—	28,771	204	—	28,975
Property and equipment, net	—	47,821	234	—	48,055
Goodwill	—	267,008	—	—	267,008
Intangible assets, net	—	6,532	8	—	6,540
Investment in subsidiaries	233,632	14,177	—	(247,809)	—
Intercompany receivable	480,112	—	794	(480,906)	—
Other assets	13,642	14,399	—	—	28,041
Total assets	$764,749	$838,579	$6,257	$(728,715)	$880,870
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$5,514	$66,220	$407	$—	$72,141
Intercompany payables	—	480,906	—	(480,906)	—
Deferred tax liabilities	—	49,333	161	—	49,494
Long-term debt	553,267	—	—	—	553,267
Total liabilities	558,781	596,459	568	(480,906)	674,902
Commitments and contingencies
Stockholders’ equity	205,968	242,120	5,689	(247,809)	205,968
Total liabilities and stockholders’ equity	$764,749	$838,579	$6,257	$(728,715)	$880,870

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2015

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$650,295	$2,305	$—	$652,600
Cost of Revenue	—	215,637	1,221	—	216,858
Gross Profit	—	434,658	1,084	—	435,742
Expenses
Marketing	—	116,330	552	—	116,882
Operations and technology	—	71,993	2,019	—	74,012
General and administrative	673	100,642	758	—	102,073
Depreciation and amortization	—	18,350	38	—	18,388
Total Expenses	673	307,315	3,367	—	311,355
Income (Loss) from Operations	(673)	127,343	(2,283)	—	124,387
Interest expense, net	(52,816)	(71)	4	—	(52,883)
Foreign currency transaction loss	532	(1,516)	(1)	—	(985)
Income (Loss) before Income Taxes and Equity in Net Earnings of Subsidiaries	(52,957)	125,756	(2,280)	—	70,519
Provision for income taxes	(19,921)	47,306	(858)	—	26,527
Income (loss) before Equity in Net Earnings of Subsidiaries	(33,036)	78,450	(1,422)	—	43,992
Net earnings of subsidiaries	77,028	(1,422)	—	(75,606)	—
Net Income (Loss)	$43,992	$77,028	$(1,422)	$(75,606)	$43,992
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain	(1,451)	(245)	(866)	1,111	(1,451)
Total other comprehensive (loss) gain, net of tax	(1,451)	(245)	(866)	1,111	(1,451)
Comprehensive Income (Loss)	$42,541	$76,783	$(2,288)	$(74,495)	$42,541

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2015

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities	$31,259	$331,954	$(2,695)	$(76,597)	$283,921
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	—	(1,167,107)	(5,062)	—	(1,172,169)
Loans and finance receivables repaid	—	849,638	(280)	—	849,358
Acquisitions	—	(17,735)	—	—	(17,735)
Purchases of property and equipment	—	(31,977)	(264)	—	(32,241)
Capital contributions to subsidiaries	(87,876)	(7,255)	—	95,131	—
Other investing activities	—	618	—	—	618
Net cash used in investing activities	(87,876)	(373,818)	(5,606)	95,131	(372,169)
Cash Flows from Financing Activities
Payments for (proceeds from) member's equity	—	11,279	7,255	(18,534)	—
Debt issuance costs paid	(1,596)	—	—	—	(1,596)
Treasury shares purchased	(187)	—	—	—	(187)
Borrowings under revolving line of credit, net	58,400	—	—	—	58,400
Net cash provided by (used in) financing activities	56,617	11,279	7,255	(18,534)	56,617
Effect of exchange rates on cash	—	(855)	(554)	—	(1,409)
Net decrease in cash and cash equivalents	—	(31,440)	(1,600)	—	(33,040)
Cash and cash equivalents at beginning of year	—	72,367	2,739	—	75,106
Cash and cash equivalents at end of period	$—	$40,927	$1,139	$—	$42,066

20. Quarterly Financial Data (Unaudited)

The Company’s operations are subject to seasonal fluctuations. Demand has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to customers’ receipt of income tax refunds in the United States. Typically, the Company’s cost of revenue, which represents its loan loss provision, is lowest as a percentage of revenue in the first quarter of each year. This trend was not evident in 2014 as a result of regulatory changes in the United Kingdom that led to a decline in lending in that market. The following is a summary of the quarterly results of operations for the years ended December 31, 2015 and 2014 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2015
Total Revenue	$165,676	$146,280	$165,227	$175,417
Cost of Revenue	38,570	41,536	65,614	71,138
Gross Profit	$127,106	$104,744	$99,613	$104,279
Net Income	$24,530	$10,864	$4,417	$4,181
Diluted earnings per share	$0.74	$0.33	$0.13	$0.13
Diluted weighted average common shares (1)	33,008	33,015	33,022	33,061
2014
Total Revenue	$208,465	$201,482	$205,168	$194,722
Cost of Revenue	66,436	66,840	72,919	60,592
Gross Profit	$142,029	$134,642	$132,249	$134,130
Net Income	$40,055	$30,629	$18,485	$22,502
Diluted earnings per share	$1.21	$0.93	$0.56	$0.68
Diluted weighted average common shares (1)	33,000	33,000	33,000	33,031

(1)	See Note 2 for Basis of Presentation.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Subsequent Events

Subsequent events have been reviewed through the date these financial statements were available to be issued.

Consumer Loan Securitization

On January 15, 2016, the Company and certain of its subsidiaries entered into a receivables securitization (the “2016-1 Securitization Facility”) with certain purchasers, Jefferies Funding LLC, as administrative agent and Bankers Trust Company, as indenture trustee and securities intermediary. The 2016-1 Securitization Facility securitizes unsecured consumer installment loans (“Receivables”) that have been, or will be, originated or acquired under the Company’s NetCredit brand and that meet specified eligibility criteria. Under the 2016-1 Securitization Facility, Receivables are sold to a wholly-owned special purpose subsidiary (the “Issuer”) and serviced by another subsidiary.

The Issuer issued an initial term note of $107.4 million (the “Initial Term Note”), which was secured by $134 million in unsecured consumer loans, and variable funding notes (the “Variable Funding Notes”) with an aggregate availability of $20 million per month.  As described below, the Issuer will subsequently issue term notes (the “Term Notes” and, together with the Initial Term Note and the Variable Funding Notes, the “Securitization Notes”). The maximum principal amount of the Securitization Notes that may be outstanding at any time under the 2016-1 Securitization Facility is limited to $175 million.

At the end of each month during the nine-month revolving period, the Receivables funded by the Variable Funding Notes will be refinanced through the creation of two Term Notes, which Term Notes will be issued to the holders of the Variable Funding Notes. The non-recourse Securitization Notes mature at various dates, the latest of which will be October 15, 2020 (the “Final Maturity Date”).

The Securitization Notes are issued pursuant to an indenture, dated as of January 15, 2016. The Securitization Notes bear interest at an annual rate equal to the one month LIBOR rate (subject to a floor of 1%) plus 7.75%, which rate is initially 8.75%. In addition, the Issuer paid certain customary upfront closing fees and will pay customary annual commitment and other fees to the purchasers under the 2016-1 Securitization Facility. Subject to certain exceptions, the Issuer is not permitted to prepay or redeem any outstanding Securitization Notes prior to October 17, 2016. Following such date, the Issuer is permitted to voluntarily prepay any outstanding Securitization Notes, subject to an optional redemption premium. Interest and principal payments on outstanding Securitization Notes will be made monthly. Any remaining amounts outstanding will be payable no later than the Final Maturity Date. The Securitization Notes are supported by the expected cash flows from the underlying Receivables. The holders of the Securitization Notes have no recourse to the Company if the cash flows from the underlying Receivables are not sufficient to pay all of the principal and interest on the Securitization Notes. Additionally, the Receivables will be held by the Issuer at least until the obligations under the Securitization Notes are extinguished. For so long as they are held by the Issuer, the outstanding Receivables will not be available to satisfy the debts and other obligations of the Company.

All amounts due under the Securitization Notes are secured by all of the Issuer’s assets, which include the Receivables transferred to the Issuer, related rights under the Receivables, specified bank accounts, and certain other related collateral.

The 2016-1 Securitization Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay their loans; covenants regarding special purpose entity matters and other subjects; and default and termination provisions which provide for the acceleration of the Securitization Notes under the 2016-1 Securitization Facility in circumstances including, but not limited to, failure to make payments when due, servicer defaults, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the receivables, and defaults under other material indebtedness.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2015 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i)  that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii)  that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent or detect all possible misstatements due to error and fraud. Our disclosure controls and procedures and internal control over financial reporting are, however, designed to provide reasonable assurance of achieving their objectives.

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework” (2013), management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2015. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Management has excluded the operations of the Company’s RPA business, The Business Backer, from its assessment of internal control over financial reporting as of December 31, 2015.  We acquired this business in a purchase business combination during the second quarter of 2015, and our management has not conducted an assessment of the acquired business’ internal control over financial reporting. The Business Backer total revenues and total assets represent 1% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

The Company has scheduled its 2016 Annual Meeting of Stockholders (the “2016 Annual Meeting”) for May 17, 2016.  The Board of Directors of the Company has established March 21, 2016 as the record date for the 2016 Annual Meeting.  Additional information about the 2016 Annual Meeting will be included in the Company’s proxy materials.

Stockholders who wish to have a proposal considered for inclusion in the Company’s proxy materials for the 2016 Annual Meeting pursuant to Rule 14a-8 under the Exchange Act must ensure that such proposal is received at Enova International, Inc., 175 West Jackson Boulevard, Suite 1000, Chicago, IL 60604, Attention: Corporate Secretary on or before the close of business on March 17, 2016. Any such proposal must comply with the rules and regulations of the Securities and Exchange Commission under Rule 14a-8 in order to be eligible for inclusion in the proxy materials for the 2016 Annual Meeting.

In accordance with the Company’s bylaws, for director nominations or stockholder proposals (other than proposals pursuant to Rule 14a-8 under the Exchange Act) to be brought before the 2016 Annual Meeting, written notice must be received not later than the close of business on March 17, 2016 by mailing or delivering such nominations or proposals to Enova International, Inc., 175 West Jackson Boulevard, Suite 1000, Chicago, IL 60604, Attention: Corporate Secretary.  Such notices must comply with the requirements of the Company’s bylaws and applicable law, and no director nomination or stockholder proposal may be presented at the 2016 Annual Meeting otherwise.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company plans to file its Proxy Statement for the 2016 Annual Meeting of Stockholders, or the Proxy Statement, within 120 days after December 31, 2015. Information required by this Item 10 relating to our directors and nominees is included under the captions “Proposal 1: Proposal to Elect Directors—Directors to be Elected by our Stockholders” and “Stockholder Proposals and Communications with our Board—Director Nominations” of our Proxy Statement and is incorporated herein by reference.

The information required by this Item 10 regarding our Audit Committee is included under the caption “Structure and Functioning of the Board—Board Committees—Audit Committee” and is incorporated herein by reference.

Information concerning executive officers is contained in this report under “Item 1. Business—Operations—Management and Personnel—Executive Officers.”

Information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers (including all of its executive officers) and employees. This Code of Business Conduct and Ethics is publicly available on the Company’s website at www.enova.com in the Investor Relations section under “Corporate Governance—Code of Conduct”. Amendments to the Code of Business Conduct and Ethics and any grant of a waiver from a provision of the Code of Business Conduct and Ethics requiring disclosure under applicable Securities and Exchange Commission rules will be disclosed on the Company’s website.

ITEM 11.	EXECUTIVE COMPENSATION

Information contained under the caption “Executive Compensation”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation—Management Development and Compensation Committee Report” in the Proxy Statement is incorporated into this report by reference in response to this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated into this report by reference in response to this Item 12.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth information, as of December 31, 2015, with respect to shares of common stock of the Company that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,533,031	$16.00	750,670
Equity compensation plans not approved by security holders	—	—	—
Total	2,533,031	$16.00	750,670

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information contained under the captions “Certain Relationships and Related Transactions”, “Structure and Functioning of the Board—Board Committees” and “Structure and Functioning of the Board—Director Independence” in the Proxy Statement is incorporated into this report by reference in response to this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information contained under the caption “Audit and Non-Audit Fees” in the Proxy Statement is incorporated into this report by reference in response to this Item 14.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements are filed in Item 8 of Part II of this report:

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	2.1	11/19/2014

3.1	Enova International, Inc. Amended and Restated Certificate of Incorporation	8-K	001-35503	3.1	11/19/2014

3.2	Enova International, Inc. Amended and Restated Bylaws	8-K	001-35503	3.2	11/19/2014

4.1	Specimen common stock certificate	10-12B	001-35503	4.1	10/2/2014

4.2	Stockholder’s and Registration Rights Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.3	11/19/2014

4.3	Indenture, dated May 30, 2014, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., as guarantors, and U.S. Bank National Association, as trustee	10-12B	001-35503	4.3	7/31/2014

4.4	First Supplemental Indenture, dated as of October 1, 2014, between Enova International, Inc., NC Financial Solutions of Louisiana, LLC, NC Financial Solutions of Montana, LLC, and NC Financial Solutions of Rhode Island, LLC, each, as subsidiary guarantor, and U.S. Bank National Association, as trustee	10-12B	001-35503	4.4	10/2/2014

4.5	Second Supplemental Indenture, dated February 13, 2015, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., as guarantors, and U.S. Bank National Association, as trustee	10-Q	001-35503	10.1	5/8/2015

4.6

Third Supplemental Indenture, dated November 10, 2015, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., as guarantors, and U.S. Bank National Association, as trustee

						X

10.1	Transition Services Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.2	11/19/2014

10.2	Tax Matters Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.1	11/19/2014

10.3	Software Lease and Maintenance Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.4	11/19/2014

10.4	Enova International, Inc. 2014 Long-Term Incentive Plan*	10-Q	001-35503	10.4	11/14/2014

10.5	Enova International, Inc. Supplemental Executive Retirement Plan*	10-12B	001-35503	10.5	7/31/2014

10.6	Enova International, Inc. Nonqualified Savings Plan*	10-12B	001-35503	10.6	7/31/2014

10.7	Continued Employment and Separation Agreement between Enova Financial Holdings, LLC, a subsidiary of the Company, and Timothy S. Ho dated January 29, 2013*	10-12B	001-35503	10.7	7/31/2014

10.8	Registration Rights Agreement, dated May 30, 2014, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., and Jefferies LLC	10-12B	001-35503	10.9	7/31/2014

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.9	Credit Agreement, dated as of May 14, 2014, by and among Enova International, Inc., as borrower, the U.S. subsidiaries of Enova International, Inc., as guarantors, Jefferies Finance LLC, as administrative agent, and Jefferies Group LLC, as lender	10-12B	001-35503	10.10	7/31/2014

10.10	Lease Agreement, dated July 25, 2014, between 175 Jackson L.L.C. and Enova International, Inc.	10-12B	001-35503	10.11	10/2/2014

10.11	Form of Enova International, Inc. Severance Pay Plan for Executives*	10-12B	001-35503	10.12	10/2/2014

10.12	Form of Enova International, Inc. Senior Executive Bonus Plan *	10-12B	001-35503	10.13	10/2/2014

10.13	Summary of 2014 Terms and Conditions of the Enova International, Inc. Short-Term Incentive Plan*	10-12B	001-35503	10.14	10/2/2014

10.14	Enova International, Inc. Executive Change-in-Control Severance and Restrictive Covenant Agreement for Chief Executive Officer*	8-K	001-35503	10.2	11/19/2014

10.15	Form of Enova International, Inc. Executive Change-in-Control Severance and Restrictive Covenant Agreement for Executive Officers*	8-K	001-35503	10.1	11/19/2014

10.16	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Restricted Stock Units for Directors*	10-12B	001-35503	10.17	10/17/2014

10.17	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units (for Officers)*	10-12B	001-35503	10.18	10/17/2014

10.18	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right (for Officers) *	10-12B	001-35503	10.19	10/17/2014

10.19	Cash America International, Inc. 1994 Long-Term Incentive Plan*	10-K	001-09733	10.5	3/29/1995

10.20	Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended (the “CSH LTIP”)*	8-K	001-09733	10.1	4/28/2009

10.21	Amendment to the CSH LTIP dated May 18, 2011*	10-12B	001-09733	10.2	7/22/2011

10.22	Second Amendment to the CSH LTIP dated May 24, 2012*	10-12B	001-09733	10.2	7/27/2012

10.23	Cash America International, Inc. 2014 Long-Term Incentive Plan*	DEF 14A	001-09733	Appendix A	4/11/2014

10.24	Amendment to Credit Agreement, dated March 25, 2015, by and among Enova International, Inc., the Guarantors, the Required Lenders and Jefferies Finance LLC, as administrative agent for the Lenders	S-4	333-203005	10.9	3/25/2015

10.25	Amendment No. 3 and Revolving Commitment Increase, dated December 29, 2015, by and among Enova International, Inc., the Guarantors, the Lender and Jefferies Finance LLC					X

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.26	Employment Agreement between Enova International, Inc. and Arad Levertov dated May 21, 2015*	10-Q	001-35503	10.1	8/11/2015

10.27	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units*	10-Q	001-35503	10.2	8/11/2015

10.28	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right*	10-Q	001-35503	10.3	8/11/2015

10.29	Offer letter dated September 29, 2015 between Enova Financial Holdings, LLC and Gregory Zeeman*	10-Q	001-35503	10.1	11/12/2015

10.30	Second Amendment to Credit Agreement dated as of November 5, 2015 among the Company, the Guarantors, the Required Lenders and Jefferies Finance LLC	10-Q	001-35503	10.2	11/12/2015

10.31	Amendment to Transition Services Agreement between Cash America International, Inc. and Enova International, Inc.	10-Q	001-35503	10.3	11/12/2015

21.1	Subsidiaries of Enova International, Inc.					X

23.1	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document(1)					X(2)

101.SCH	XBRL Taxonomy Extension Schema Document(1)					X(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)					X(2)

101.LAB	XBRL Taxonomy Label Linkbase Document(1)					X(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)					X(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)					X(2)

*	Indicates management contract or compensatory plan, contract or arrangement.

(1)

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013; (iv) Consolidated Statements of Equity at December 31, 2015, December 31, 2014 and December 31, 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, December 31, 2014 and December 31, 2013; and (vi) Notes to Consolidated Financial Statements.

(2)	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENOVA INTERNATIONAL, INC.

Date: March 7, 2016	By:	/s/ DAVID A. FISHER
David A Fisher
Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID A. FISHER	Chairman of the Board of Directors,	March 7, 2016
David A. Fisher	Chief Executive Officer, President and Director
(Principal Executive Officer)

/s/ ROBERT S. CLIFTON	Vice President,	March 7, 2016
Robert S. Clifton	Chief Financial Officer and Treasurer (Principal Financial and
Accounting Officer)

/s/ ELLEN CARNAHAN	Director	March 7, 2016
Ellen Carnahan

/s/ DANIEL R. FEEHAN	Director	March 7, 2016
Daniel R. Feehan

/s/ WILLIAM M. GOODYEAR	Director	March 7, 2016
William M. Goodyear

/s/ JAMES A. GRAY	Director	March 7, 2016
James A. Gray

/s/ DAVID C. HABIGER	Director	March 7, 2016
David C. Habiger

/s/ GREGG A. KAPLAN	Director	March 7, 2016
Gregg A. Kaplan

Director
Mark A. Tebbe

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	2.1	11/19/2014

3.1	Enova International, Inc. Amended and Restated Certificate of Incorporation	8-K	001-35503	3.1	11/19/2014

3.2	Enova International, Inc. Amended and Restated Bylaws	8-K	001-35503	3.2	11/19/2014

4.1	Specimen common stock certificate	10-12B	001-35503	4.1	10/2/2014

4.2	Stockholder’s and Registration Rights Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.3	11/19/2014

4.3	Indenture, dated May 30, 2014, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., as guarantors, and U.S. Bank National Association, as trustee	10-12B	001-35503	4.3	7/31/2014

4.4	First Supplemental Indenture, dated as of October 1, 2014, between Enova International, Inc., NC Financial Solutions of Louisiana, LLC, NC Financial Solutions of Montana, LLC, and NC Financial Solutions of Rhode Island, LLC, each, as subsidiary guarantor, and U.S. Bank National Association, as trustee	10-12B	001-35503	4.4	10/2/2014

4.5	Second Supplemental Indenture, dated February 13, 2015, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., as guarantors, and U.S. Bank National Association, as trustee	10-Q	001-35503	10.1	5/8/2015

4.6

Third Supplemental Indenture, dated November 10, 2015, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., as guarantors, and U.S. Bank National Association, as trustee

						X

10.1	Transition Services Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.2	11/19/2014

10.2	Tax Matters Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.1	11/19/2014

10.3	Software Lease and Maintenance Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.4	11/19/2014

10.4	Enova International, Inc. 2014 Long-Term Incentive Plan*	10-Q	001-35503	10.1	11/14/2014

10.5	Enova International, Inc. Supplemental Executive Retirement Plan*	10-12B	001-35503	10.5	7/31/2014

10.6	Enova International, Inc. Nonqualified Savings Plan*	10-12B	001-35503	10.6	7/31/2014

10.7	Continued Employment and Separation Agreement between Enova Financial Holdings, LLC, a subsidiary of the Company, and Timothy S. Ho dated January 29, 2013*	10-12B	001-35503	10.7	7/31/2014

10.8	Registration Rights Agreement, dated May 30, 2014, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., and Jefferies LLC	10-12B	001-35503	10.9	7/31/2014

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.9	Credit Agreement, dated as of May 14, 2014, by and among Enova International, Inc., as borrower, the U.S. subsidiaries of Enova International, Inc., as guarantors, Jefferies Finance LLC, as administrative agent, and Jefferies Group LLC, as lender	10-12B	001-35503	10.10	7/31/2014

10.10	Lease Agreement, dated July 25, 2014, between 175 Jackson L.L.C. and Enova International, Inc.	10-12B	001-35503	10.11	10/22/2014

10.11	Form of Enova International, Inc. Severance Pay Plan for Executives*	10-12B	001-35503	10.12	10/2/2014

10.12	Form of Enova International, Inc. Senior Executive Bonus Plan *	10-12B	001-35503	10.13	10/2/2014

10.13	Summary of 2014 Terms and Conditions of the Enova International, Inc. Short-Term Incentive Plan*	10-12B	001-35503	10.14	10/2/2014

10.14	Enova International, Inc. Executive Change-in-Control Severance and Restrictive Covenant Agreement for Chief Executive Officer*	8-K	001-35503	10.2	11/19/2014

10.15	Form of Enova International, Inc. Executive Change-in-Control Severance and Restrictive Covenant Agreement for Executive Officers*	8-K	001-35503	10.1	11/19/2014

10.16	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Restricted Stock Units for Directors*	10-12B	001-35503	10.17	10/17/2014

10.17	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units (for Officers)*	10-12B	001-35503	10.18	10/17/2014

10.18	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right (for Officers) *	10-12B	001-35503	10.19	10/17/2014

10.19	Cash America International, Inc. 1994 Long-Term Incentive Plan*	10-K	001-09733	10.5	3/29/1995

10.20	Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended (the “CSH LTIP”)*	8-K	001-09733	10.1	4/28/2009

10.21	Amendment to the CSH LTIP dated May 18, 2011*	10-12B	001-09733	10.2	7/22/2011

10.22	Second Amendment to the CSH LTIP dated May 24, 2012*	10-12B	001-09733	10.2	7/27/2012

10.23	Cash America International, Inc. 2014 Long-Term Incentive Plan*	DEF 14A	001-09733	Appendix A	4/11/2014

10.24	Amendment to Credit Agreement, dated March 25, 2015, by and among Enova International, Inc., the Guarantors, the Required Lenders and Jefferies Finance LLC, as administrative agent for the Lenders	S-4	333-203005	10.9	3/25/2015

10.25	Amendment No. 3 and Revolving Commitment Increase, dated December 29, 2015, by and among Enova International, Inc., the Guarantors, the Lender and Jefferies Finance LLC					X

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.26	Employment Agreement between Enova International, Inc. and Arad Levertov dated May 21, 2015*	10-Q	001-35503	10.1	8/11/2015

10.27	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units*	10-Q	001-35503	10.2	8/11/2015

10.28	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right*	10-Q	001-35503	10.3	8/11/2015

10.29	Offer letter dated September 29, 2015 between Enova Financial Holdings, LLC and Gregory Zeeman*	10-Q	001-35503	10.1	11/12/2015

10.30	Second Amendment to Credit Agreement dated as of November 5, 2015 among the Company, the Guarantors, the Required Lenders and Jefferies Finance LLC	10-Q	001-35503	10.2	11/12/2015

10.31	Amendment to Transition Services Agreement between Cash America International, Inc. and Enova International, Inc.	10-Q	001-35503	10.3	11/12/2015

21.1	Subsidiaries of Enova International, Inc.					X

23.1	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document(1)					X(2)

101.SCH	XBRL Taxonomy Extension Schema Document(1)					X(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)					X(2)

101.LAB	XBRL Taxonomy Label Linkbase Document(1)					X(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)					X(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)					X(2)

*	Indicates management contract or compensatory plan, contract or arrangement.

(1)

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013; (iv) Consolidated Statements of Equity at December 31, 2015, December 31, 2014 and December 31, 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, December 31, 2014 and December 31, 2013; and (vi) Notes to Consolidated Financial Statements.

(2)	Submitted electronically herewith.