Form 10-Q
period 2016-03-31
Enova International, Inc.
filed 2016-05-06
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes  ☐    No  ☒

33,158,148 of the Registrant’s common shares, $.00001 par value, were outstanding as of May 5, 2016.

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

•	changes in our United Kingdom, or U.K., business practices in response to the requirements of the Financial Conduct Authority;
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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	March 31,		December 31,
	2016	2015	2015
Assets
Cash and cash equivalents	$112,211	$143,444	$42,066
Restricted cash and cash equivalents (includes restricted cash of consolidated VIEs of $13,717 as of March 31, 2016)	20,908	7,410	7,379
Loans and finance receivables, net (includes loans and allowance for losses of consolidated VIEs of $150,427 and $12,172, respectively as of March 31, 2016)	428,202	279,055	434,633
Income taxes receivable	7,436	—	5,503
Other receivables and prepaid expenses	18,810	15,667	20,049
Property and equipment, net	45,740	40,257	48,055
Goodwill	267,012	255,856	267,008
Intangible assets, net	6,221	33	6,540
Other assets	8,636	8,173	9,304
Total assets	$915,176	$749,895	$840,537
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$74,278	$54,175	$72,141
Income taxes currently payable	—	8,445	—
Deferred tax liabilities, net	28,879	28,038	20,519
Long-term debt (includes long-term debt of consolidated VIEs of $113,913 as of March 31, 2016)	594,414	481,417	541,909
Total liabilities	697,571	572,075	634,569
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 33,196,625, 33,000,000 and 33,151,088 shares issued and 33,158,148, 33,000,000 and 33,121,594 outstanding as of March 31, 2016 and 2015 and December 31, 2015, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	11,892	2,006	9,924
Retained earnings	210,716	181,391	200,853
Accumulated other comprehensive loss	(4,758)	(5,577)	(4,622)
Treasury stock, at cost (38,477 and 29,494 shares as of March 31, 2016 and December 31, 2015, respectively)	(245)	—	(187)
Total stockholders' equity	217,605	177,820	205,968
Total liabilities and stockholders' equity	$915,176	$749,895	$840,537

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$174,653	$165,676
Cost of Revenue	69,577	38,570
Gross Profit	105,076	127,106
Expenses
Marketing	21,181	24,156
Operations and technology	20,134	18,012
General and administrative	27,925	25,566
Depreciation and amortization	3,987	5,283
Total Expenses	73,227	73,017
Income from Operations	31,849	54,089
Interest expense, net	(15,915)	(13,305)
Foreign currency transaction gain (loss)	1,568	(944)
Income before Income Taxes	17,502	39,840
Provision for income taxes	7,639	15,310
Net Income	$9,863	$24,530
Earnings Per Share:
Earnings per common share:
Basic	$0.30	$0.74
Diluted	$0.30	$0.74
Weighted average common shares outstanding:
Basic	33,142	33,000
Diluted	33,187	33,008

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net Income	$9,863	$24,530
Other comprehensive loss, net of tax:
Foreign currency translation loss(1)	(136)	(2,406)
Total other comprehensive loss, net of tax	(136)	(2,406)
Comprehensive Income	$9,727	$22,124

(1)	Net of tax benefit of $77 and $1,190 for the three months ended March 31, 2016 and 2015, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2014	33,000	$—	$294	$156,861	$(3,171)	—	$—	$153,984
Stock-based compensation expense		—	1,712	—	—		—	1,712
Net income		—	—	24,530	—		—	24,530
Foreign currency translation loss, net of tax		—	—	—	(2,406)		—	(2,406)
Balance at March 31, 2015	33,000	$—	$2,006	$181,391	$(5,577)	—	$—	$177,820

Balance at December 31, 2015	33,151	$—	$9,924	$200,853	$(4,622)	(29)	$(187)	$205,968
Stock-based compensation expense		—	1,968	—	—		—	1,968
Shares issued under stock-based plans	46	—	—	—	—			—
Net income		—	—	9,863	—		—	9,863
Foreign currency translation loss, net of tax		—	—	—	(136)		—	(136)
Purchases of treasury shares, at cost		—	—	—	—	(9)	(58)	(58)
Balance at March 31, 2016	33,197	$—	$11,892	$210,716	$(4,758)	(38)	$(245)	$217,605

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities
Net Income	$9,863	$24,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,987	5,283
Amortization of deferred loan costs and debt discount	1,779	827
Cost of revenue	69,577	38,570
Stock-based compensation expense	1,968	1,712
Deferred income taxes, net	8,459	6,702
Other	(1,567)	944
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(3,065)	7,879
Other receivables and prepaid expenses	3,274	373
Accounts payable and accrued expenses	6,250	(598)
Current income taxes payable	(1,933)	1,643
Net cash provided by operating activities	98,592	87,865
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(276,847)	(226,701)
Loans and finance receivables repaid	211,177	221,901
Change in restricted cash	(13,717)	—
Purchases of property and equipment	(2,230)	(11,572)
Other investing activities	58	—
Net cash used in investing activities	(81,559)	(16,372)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	10,000	—
Repayments under revolving line of credit	(68,400)	—
Borrowings under securitization facility	135,061	—
Repayments under securitization facility	(21,148)	—
Debt issuance costs paid	(3,271)	—
Treasury shares purchased	(58)	—
Net cash provided by financing activities	52,184	—
Effect of exchange rates on cash	928	(3,155)
Net increase in cash and cash equivalents	70,145	68,338
Cash and cash equivalents at beginning of year	42,066	75,106
Cash and cash equivalents at end of period	$112,211	$143,444

Supplemental Disclosures
Loans and finance receivables renewed	$73,456	$45,747

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

Basis of Presentation

On September 7, 2011, Cash America International, Inc. (“Cash America”) formed a new company, Enova International, Inc. (the “Company”). On September 13, 2011, Cash America contributed to the Company all of the stock of its wholly-owned subsidiary, Enova Online Services, Inc., in exchange for 33 million shares of the Company’s common stock. The Company became an independent, publicly traded company on November 13, 2014 when Cash America completed the tax-free spin-off of approximately 80% of the outstanding shares of the Company to holders of Cash America’s common stock (the “Spin-off”). The consolidated financial statements of the Company reflect the historical results of operations and cash flows of the Company during each respective period. The financial statements include goodwill and intangible assets arising from businesses previously acquired.

We consolidate any variable interest entity (“VIE”) where we have determined we are the primary beneficiary. The primary beneficiary is the entity which has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance as well as the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE.

The financial statements presented as of March 31, 2016 and 2015 and December 31, 2015 and for the three-month periods ended March 31, 2016 and 2015 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. Operating results for the three-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company operates an internet-based lending platform to serve customers in need of cash to fulfill their financial responsibilities. Through a network of direct and indirect marketing channels, the Company offers funds to its customers through a variety of unsecured loan and finance receivable products. The business is operated primarily through the internet to provide convenient, fully-automated financial solutions to its customers. The Company originates, guarantees or purchases consumer loans and provides financing to small businesses through a line of credit account or receivables purchase agreements product (“RPAs”). Consumer loans include short-term loans, line of credit accounts and installment loans. RPAs represent a right to receive future receivables from a small business. “Loans and finance receivables” include consumer loans, small business loans and RPAs.

These financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 and related notes, which are included on Form 10-K filed with the SEC on March 7, 2016.

Restricted Cash

The Company includes funds to be used for future debt payments relating to our securitization transactions and escrow deposits in restricted cash and cash equivalents.

Revenue Recognition

The Company recognizes revenue based on the financing products and services it offers. “Revenue” in the consolidated statements of income includes: interest income, finance charges, fees for services provided through the Company’s credit services organization and credit access business programs (“CSO programs”), or CSO fees, revenue on RPAs, service charges, draw fees, minimum billing fees, late fees and non-sufficient funds fees as permitted by applicable laws and pursuant to the agreement with the customer. For short-term loans that the Company offers, interest and finance charges are recognized on an effective yield basis over the term of the loan. For line of credit accounts, interest is recognized over the reporting period based upon the balance outstanding and the contractual interest rate, draw fees are recognized on an effective yield basis over the estimated outstanding period of the draw, and minimum billing fees are recognized when assessed to the customer. For installment loans, interest is recognized on an effective yield basis over the term of the loan. For RPAs, revenue is recognized on an effective yield basis over the projected delivery term of the agreements and fees are recognized when assessed. CSO fees are recognized on an effective yield basis over the term of the loan. Late and nonsufficient funds fees are recognized when assessed to the customer. Direct costs associated with originating loans and purchasing RPAs, such as third-party customer acquisition costs, are deferred and amortized against revenue on an effective yield basis over the term of the loan or the projected delivery term of the finance receivable. Short-term loans, line of credit accounts, installment loans, RPAs, unpaid and accrued interest, fees and revenue and deferred origination costs are included in “Loans and finance receivables, net” in the consolidated balance sheets.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Adopted Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015‑17 requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. The Company adopted ASU 2015-17 on January 1, 2016. As of December 31, 2015 and March 31, 2015, the Company previously reported $29.0 million and $19.7 million, respectively, of deferred tax assets that have been reclassified to “Deferred tax liabilities” in the consolidated balance sheets.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements (“ASU 2015-10”). ASU 2015-10 covers a wide range of topics in the Codification. The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. The Company adopted ASU 2015-10 on January 1, 2016. The adoption of ASU 2015-10 did not materially affect the Company’s financial position or results of operations.

In April 2015, the FASB issued ASU 2015‑05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”), which amends Accounting Standards Codification (“ASC”) 350‑40, Internal-Use Software, by providing customers with guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. The Company adopted ASU 2015-05 on January 1, 2016. The adoption of ASU 2015-05 did not materially affect the Company’s financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which amends existing guidance to require the presentation of debt issuance costs in the consolidated balance sheets as a deduction from the carrying amount of the related debt liability instead of a deferred charge (as an asset). ASU 2015-15, Presentation and subsequent measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, was issued subsequently to permit costs associated with a line of credit arrangement to be presented as an asset and amortized ratably over the term of the arrangement. The Company adopted ASU 2015-03 on January 1, 2016. As of December 31, 2015 and March 31, 2015, the Company had $11.4 million and $12.9 million, respectively, of unamortized debt issuance costs that are required to be presented as a deduction from the carrying amount of the related debt liability instead of a deferred charge. These amounts were previously recorded in “Other assets” in the consolidated balance sheets.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis (“ASU 2015-02”), which provides guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. In accordance with ASU 2015-02, all legal entities are subject to reevaluation under the revised consolidation model. The Company adopted ASU 2015-02 on January 1, 2016. The adoption of ASU 2015-02 did not materially affect the Company’s consolidated financial statements.

Accounting Standards to be Adopted in Future Periods

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments in ASU 2016-09 simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is assessing the potential impact of ASU 2016-09 on its financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessee recognition on the balance sheet of a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statement of cash flows. ASU 2016-02 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted for all entities upon issuance. The Company is still assessing the potential impact of ASU 2016-02 on its financial position and results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016‑01”), which requires that equity investments, except for those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value, with subsequent changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 also impacts the presentation and disclosure requirements for

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

financial instruments. ASU 2016-01 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for certain provisions. The Company does not expect that the adoption of ASU 2016-01 will have a material effect on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14 Deferral of the Effective Date, deferring the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to clarify revenue recognition accounting when a third party is involved in providing goods or services to a customer. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, to clarify the implementation guidance on identifying performance obligations and licensing. Early adoption is permitted only as of an annual reporting period beginning after December 15, 2016. The Company is still assessing the potential impact of ASU 2014-09 on its financial position and results of operations.

2.	Acquisitions

On June 23, 2015, the Company completed the purchase of certain assets of a company operating as The Business Backer, LLC, which purchases discounted future accounts receivables from small businesses in the United States through RPAs. The total consideration of $26.4 million was comprised of $17.7 million in cash at closing, a $3.0 million promissory note (included in “Accounts payable and accrued expenses” in the consolidated balance sheets) and estimated contingent consideration of $5.7 million based on future earn-out opportunities. The contingent purchase consideration was recorded at its estimated fair value at the date of acquisition based upon the Company’s assessment of the probable earnings attributable to the business as defined in the purchase agreement. To the extent operating results exceed the Company’s estimate, additional contingent consideration would be due, however the total consideration paid may not exceed $71 million.

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

3.	Loans and Finance Receivables, Credit Quality Information and Allowances and Liabilities for Estimated Losses on Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three months ended March 31, 2016 and 2015 was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015
Short-term loans	$47,598	$50,861
Line of credit accounts	48,973	55,653
Installment loans and RPAs	77,506	58,757
Total loans and finance receivables revenue	174,077	165,271
Other	576	405
Total revenue	$174,653	$165,676

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

The allowance or liability for short-term loans classified as current is based on historical loss rates adjusted for recent default trends for current loans. For delinquent short-term loans, the allowance or liability is based on a six-month rolling average of loss rates by stage of collection. For line of credit account and installment loan and RPA portfolios, the Company generally uses a migration analysis to estimate losses inherent in the portfolio. The allowance or liability calculation under the migration analysis is based on historical charge-off experience and the loss emergence period, which represents the average amount of time between the first occurrence of a loss event and the charge-off of a loan or RPA. The factors the Company considers to assess the adequacy of the allowance or liability include past due performance, historical behavior of monthly vintages, underwriting changes and recent trends in delinquency in the migration analysis.

The Company fully reserves for loans and finance receivables once the receivable or a portion of the receivable has been classified as delinquent for 60 consecutive days and generally charges off loans and finance receivables between 60 – 65 days delinquent. If a loan or finance receivable is deemed uncollectible before it is fully reserved, it is charged off at that point. Loans and finance receivables classified as delinquent generally have an age of one to 64 days from the date any portion of the receivable became delinquent, as defined above. Recoveries on loans and finance receivables previously charged to the allowance are credited to the allowance when collected.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The components of Company-owned loans and finance receivables at March 31, 2016 and 2015 and December 31, 2015 were as follows (dollars in thousands):

	As of March 31, 2016
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$36,263	$91,482	$317,467	$445,212
Delinquent receivables:
Delinquent payment amounts(1)	—	3,105	1,469	4,574
Receivables on non-accrual status	16,118	3,764	26,238	46,120
Total delinquent receivables	16,118	6,869	27,707	50,694
Total loans and finance receivables, gross	52,381	98,351	345,174	495,906
Less: Allowance for losses	(11,693)	(15,284)	(40,727)	(67,704)
Loans and finance receivables, net	$40,688	$83,067	$304,447	$428,202

	As of March 31, 2015
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$31,678	$69,912	$187,639	$289,229
Delinquent receivables:
Delinquent payment amounts(1)	—	3,158	1,302	4,460
Receivables on non-accrual status	17,334	3,126	16,126	36,586
Total delinquent receivables	17,334	6,284	17,428	41,046
Total loans and finance receivables, gross	49,012	76,196	205,067	330,275
Less: Allowance for losses	(12,744)	(12,340)	(26,136)	(51,220)
Loans and finance receivables, net	$36,268	$63,856	$178,931	$279,055

	As of December 31, 2015
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$37,951	$92,732	$317,231	$447,914
Delinquent receivables:
Delinquent payment amounts(1)	—	3,072	1,510	4,582
Receivables on non-accrual status	20,842	5,051	23,566	49,459
Total delinquent receivables	20,842	8,123	25,076	54,041
Total loans and finance receivables, gross	58,793	100,855	342,307	501,955
Less: Allowance for losses	(14,652)	(15,727)	(36,943)	(67,322)
Loans and finance receivables, net	$44,141	$85,128	$305,364	$434,633

(1)

Represents the delinquent portion of installment loans and line of credit account balances for customers that have only missed one payment. See “Current and Delinquent Loans and Finance Receivables” above for additional information.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in the allowance for losses for the Company-owned loans and finance receivables and the liability for losses on the Company’s guarantees of third-party lender-owned loans during the three months ended March 31, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended March 31, 2016
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$14,652	$15,727	$36,943	$67,322
Cost of revenue	13,669	16,471	40,011	70,151
Charge-offs	(21,576)	(20,599)	(42,799)	(84,974)
Recoveries	5,036	3,685	6,258	14,979
Effect of foreign currency translation	(88)	—	314	226
Balance at end of period	$11,693	$15,284	$40,727	$67,704
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,298	$—	$458	$1,756
Decrease in liability	(393)	—	(181)	(574)
Balance at end of period	$905	$—	$277	$1,182

	Three Months Ended March 31, 2015
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$14,324	$19,749	$30,875	$64,948
Cost of revenue	12,512	7,813	18,876	39,201
Charge-offs	(19,778)	(20,833)	(29,882)	(70,493)
Recoveries	5,870	5,907	6,580	18,357
Effect of foreign currency translation	(184)	(296)	(313)	(793)
Balance at end of period	$12,744	$12,340	$26,136	$51,220
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,575	$—	$1	$1,576
(Decrease) increase in liability	(669)	—	38	(631)
Balance at end of period	$906	$—	$39	$945

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of March 31, 2016 and 2015 and December 31, 2015, the amount of consumer loans guaranteed by the Company was $26.7 million, $25.4 million and $34.1 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $1.2 million, $0.9 million and $1.7 million, as of March 31, 2016 and 2015 and December 31, 2015, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

4.	Investment in Unconsolidated Investee

The Company records an investment in the preferred stock of a privately-held developing small business financial services entity under the cost method. The carrying value of the Company’s investment in this unconsolidated investee was $6.7 million as of March 31, 2016 and 2015 and December 31, 2015, and was held in “Other assets” in the Company’s consolidated balance sheets. The Company evaluates this investment for impairment if an event occurs or circumstances change that would more likely than not reduce

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the fair value of the investment below carrying value. Based on the Company’s most recent evaluation of this investment, the Company determined that an impairment loss was not probable at that date.

5.	Long-term debt

The Company’s long-term debt instruments and balances outstanding as of March 31, 2016 and 2015 and December 31, 2015 were as follows (dollars in thousands):

	March 31,		December 31,
	2016	2015	2015

Securitization notes	$113,913	$—	$—
Revolving line of credit	—	—	58,400
Senior Notes	495,049	494,347	494,867
Subtotal	608,962	494,347	553,267
Less long-term debt issuance costs	14,548	12,930	11,358
Total long-term debt	$594,414	$481,417	$541,909

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

The Securitization Notes are issued pursuant to an indenture, dated as of January 15, 2016. The Securitization Notes bear interest at an annual rate equal to the one month London Interbank Offered Rate (“LIBOR”) (subject to a floor of 1%) plus 7.75%, which rate is initially 8.75%. In addition, the Issuer paid certain customary upfront closing fees and will pay customary annual commitment and other fees to the purchasers under the 2016-1 Securitization Facility. Subject to certain exceptions, the Issuer is not permitted to prepay or redeem any outstanding Securitization Notes prior to October 17, 2016. Following such date, the Issuer is permitted to voluntarily prepay any outstanding Securitization Notes, subject to an optional redemption premium. Interest and principal payments on outstanding Securitization Notes will be made monthly. Any remaining amounts outstanding will be payable no later than the Final Maturity Date. The Securitization Notes are supported by the expected cash flows from the underlying Receivables. The holders of the Securitization Notes have no recourse to the Company if the cash flows from the underlying Receivables are not sufficient to pay all of the principal and interest on the Securitization Notes. Additionally, the Receivables will be held by the Issuer at least until the obligations under the Securitization Notes are extinguished. For so long as they are held by the Issuer, the outstanding Receivables will not be available to satisfy the debts and other obligations of the Company.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

As of March 31, 2016, the carrying amount of the 2016-1 Securitization Facility was $110.2 million, which included unamortized issuance costs of $3.7 million. The issuance costs are being amortized to interest expense over a period of four years. The total interest expense recognized was $3.1 million of which $1.0 million represented the non-cash amortization of the issuance costs for the three months ended March 31, 2016.

$40.0 Million Revolving Credit Facility

On May 14, 2014, the Company and its domestic subsidiaries as guarantors entered into a credit agreement among the Company, the guarantors, Jefferies Finance LLC as administrative agent and Jefferies Group LLC as lender (the “Credit Agreement”). The Credit Agreement was amended on March 25, 2015 and November 5, 2015. On December 29, 2015, the Company and certain of its domestic subsidiaries, as guarantors, entered into a third amendment to the Credit Agreement, which temporarily increased the Company’s revolving line of credit to $75 million, an increase of $15.0 million ($5.0 million on December 29, 2015 and $10.0 million on January 4, 2016). Once the Company received the proceeds from the consumer loan securitization financing in January 2016, it repaid the outstanding balance on the revolving line of credit in full and, in accordance with the terms of the amendment, the revolving commitment amount was reduced to $40.0 million. The Company had no outstanding borrowings under the Credit Agreement as of March 31, 2016 and 2015 and $58.4 million outstanding under the Credit Agreement as of December 31, 2015. The Company had outstanding letters of credit of $6.6 million under its Credit Agreement as of March 31, 2016 and 2015 and December 31, 2015.

In connection with the issuance of the Credit Agreement, the Company incurred debt issuance costs of approximately $1.6 million, which primarily consisted of underwriting fees and legal expenses. The unamortized balance of these costs as of March 31, 2016 is included in “Other assets” in the consolidated balance sheets. These costs are being amortized to interest expense over a period of 37 months, the term of the Credit Agreement.

$500.0 Million 9.75% Senior Unsecured Notes

On May 30, 2014, the Company issued and sold $500.0 million in aggregate principal amount of 9.75% Senior Notes due 2021 (the “Senior Notes”). The Senior Notes bear interest at a rate of 9.75% annually on the principal amount payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2014. The Senior Notes were sold at a discount of the principal amount to yield 10.0% to maturity and will mature on June 1, 2021. As of March 31, 2016 and 2015, the carrying amount of the Senior Notes was $484.2 million and $481.4 million, respectively, which included an unamortized discount of $5.0 million and $5.7 million, respectively, and unamortized issuance costs of $10.8 million and $12.9 million, respectively. The discount and issuance costs are being amortized to interest expense over a period of seven years, through the maturity date of June 1, 2021. The total interest expense recognized was $12.9 million and $12.9 million of which $0.2 million represented the non-cash amortization of the discount and $0.5 million represented the non-cash amortization of the issuance costs for the three months ended March 31, 2016 and 2015.

Weighted-average interest rates on long-term debt were 10.81% and 10.71% during the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016 and 2015 and December 31, 2015, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreement(s).

6.	Income Taxes

In the preparation and review of its income tax provision for the three months ended March 31, 2016, the Company identified an error in the income tax provision for the twelve months ended December 31, 2015 in which the Company did not recognize additional tax expense related to the significant decline in the intrinsic value of restricted stock units that vested in December 2015 and thus overstated the deferred tax asset related to those units. The Company recorded an $887 thousand increase in Provision for income taxes in 2016 as an out of period adjustment. The Company believes this correction of an error was not material to the previously-issued full year 2015 consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The effective tax rate for the three months ended March 31, 2016 increased to 43.6% from 38.4% for the three months ended March 31, 2015, primarily as a result of the adjustment to the deferred tax asset.

7.	Earnings Per Share

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

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three months ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net income	$9,863	$24,530
Denominator:
Total weighted average basic shares	33,142	33,000
Shares applicable to stock-based compensation	45	8
Total weighted average diluted shares	33,187	33,008
Net income – basic	$0.30	$0.74
Net income – diluted	$0.30	$0.74

For the three months ended March 31, 2016 and 2015, 1,947,614 and 1,527,042 shares of common stock underlying stock options, respectively, and 821,756 and 50,610 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

8.	Operating Segment Information

The Company provides online financial services to alternative credit consumers and small businesses in the United States, United Kingdom, Australia, Canada, and Brazil and has one reportable segment, which is composed of the Company’s domestic and international operations and corporate services. The Company has aggregated all components of its business into a single reportable segment based on the similarities of the economic characteristics, the nature of the products and services, the nature of the production and distribution methods, the type of customer and the nature of the regulatory environment.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the first quarter of 2016, the Company changed the presentation of its operational information to report shared corporate services separately from its domestic and international operations. Corporate services expenses, which were previously allocated between domestic and international based on revenue, is included under the “Corporate Services” heading in the following tables. For comparison purposes, income (loss) from operations and depreciation and amortization expenses for the prior period has been conformed to the current presentation. Corporate Services primarily includes personnel, occupancy and other operating expenses for shared functions, such as executive management, technology, analytics, business development, legal and licensing, compliance, risk management, internal audit, human resources, payroll, treasury, finance, accounting, and tax. Corporate Services assets primarily include: corporate property and equipment, nonqualified savings plan assets, marketable securities, restricted cash and prepaid expenses.

The following tables present information on the Company’s domestic and international operations as of and for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015
Revenue
Domestic	$143,428	$119,053
International	31,225	46,623
Total revenue	$174,653	$165,676

Income from operations
Domestic	$55,582	$57,183
International	3,151	23,937
Corporate services	(26,884)	(27,031)
Total income from operations	$31,849	$54,089

Depreciation and amortization
Domestic	$1,582	$2,485
International	605	523
Corporate services	1,800	2,275
Total depreciation and amortization	$3,987	$5,283

Expenditures for property and equipment
Domestic	$769	$2,170
International	804	94
Corporate services	657	9,308
Total expenditures for property and equipment	$2,230	$11,572

	March 31,
	2016	2015
Property and equipment, net
Domestic	$15,696	$14,593
International	5,562	5,066
Corporate services	24,482	20,598
Total property and equipment, net	$45,740	$40,257

Assets
Domestic	$707,176	$502,596
International	114,858	190,355
Corporate services	93,142	56,944
Total assets	$915,176	$749,895

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Geographic Information

The following table presents the Company’s revenue by geographic region for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015
Revenue
United States	$143,428	$119,053
United Kingdom	25,909	44,336
Other international countries	5,316	2,287
Total revenue	$174,653	$165,676

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $45.7 million and $40.3 million at March 31, 2016 and 2015, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

9.	Commitments and Contingencies

Litigation

On March 8, 2013, Flemming Kristensen, on behalf of himself and others similarly situated, filed a purported class action lawsuit in the U.S. District Court of Nevada against the Company and other unaffiliated lenders and lead providers. The lawsuit alleges that the lead provider defendants sent unauthorized text messages to consumers on behalf of the Company and the other lender defendants in violation of the Telephone Consumer Protection Act. The complaint seeks class certification, statutory damages, an injunction against “wireless spam activities,” and attorneys’ fees and costs. The Company filed an answer to the complaint denying all liability. On March 26, 2014, the Court granted class certification. On July 20, 2015, the court granted the Company’s motion for summary judgment, denied Plaintiff’s motion for summary judgment and, on July 21, 2015, entered judgment in favor of the Company. Plaintiff filed a motion for reconsideration, which was denied. On May 3, 2016, Plaintiff filed a notice of appeal of the order granting summary judgment for the Company, the judgment in favor of the company, and the order denying Plaintiff’s motion to reconsider. Neither the likelihood of an unfavorable appellate decision nor the ultimate liability, if any, with respect to this matter can be determined at this time, and the Company is currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, Contingencies–Loss Contingencies–Glossary, for this litigation. The Company believes that the plaintiff’s claims in the complaint are without merit and intends to vigorously defend this lawsuit.

The Company is also a defendant in certain routine litigation matters encountered in the ordinary course of its business. Certain of these matters may be covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Headquarters Relocation

During 2014 the Company accelerated the lease expiration date for approximately 86,000 rentable square feet at its prior headquarters office space effective June 30, 2015. As a result, the Company recognized an expense of $1.4 million in the year ended December 31, 2014 related to a lease termination penalty. The Company relocated to its current headquarters in 2015 and recognized additional expense of $3.7 million which was included as “General and administrative expense” and consisted of a lease exit liability of $2.9 million for the remaining lease payments, net of estimated sublease income of $1.7 million, and $0.8 million for the removal of property and restoration costs related to the prior headquarters lease. The Company does not expect to incur further material costs related to the relocations.

The following table is a summary of the exit and disposal activity and liability balances as a result of the headquarters relocation (in thousands):

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Lease Termination Costs	Other Exit Costs	Total
Balance at January 1, 2015	$707	$—	$707
Payments	(707)	—	(707)

Balance at March 31, 2015	$—	$—	$—

Balance at January 1, 2016	$1,425	$204	$1,629
Payments	(176)	—	(176)
Adjustments	47	(69)	(22)

Balance at March 31, 2016	$1,296	$135	$1,431

10.	Derivative Instruments

The Company periodically uses derivative instruments to manage risk from changes in market conditions that may affect the Company’s financial performance. The Company primarily uses derivative instruments to manage its primary market risks, which are interest rate risk and foreign currency exchange rate risk.

The Company periodically uses forward currency exchange contracts to minimize the effects of foreign currency risk in the United Kingdom. The forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction gain (loss)” in the Company’s consolidated statements of income. The Company currently does not manage its exposure to risk from foreign currency exchange rate fluctuations through the use of forward currency exchange contracts in Australia, Canada, or Brazil.

The Company’s derivative instruments are presented in its financial statements on a net basis. The Company had no outstanding derivative instruments as of March 31, 2016. The following table presents information related to the Company’s derivative instruments as of March 31, 2015 and December 31, 2015 (dollars in thousands):

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

(1)

As of March 31, 2015 and December 31, 2015, the Company had no gross amounts of recognized derivative instruments that the Company makes an accounting policy election not to offset. In addition, there is no financial collateral related to the Company’s derivatives. The Company has no assets or liabilities that are subject to an enforceable master netting agreement or similar arrangement.

(2)	Represents the fair value of forward currency contracts, which is recorded in “Accounts payable and accrued expenses” in the consolidated balance sheets.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents information on the effect of derivative instruments on the consolidated results of operations and accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Gains (Losses)				Gains (Losses)
	Recognized in		Gains (Losses)		Reclassified From
	Income		Recognized in AOCI		AOCI into Income
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2016	2015	2016	2015	2016	2015
Non-designated derivatives:
Forward currency exchange contracts(1)	$3,020	$3,927	$—	$—	$—	$—
Total	$3,020	$3,927	$—	$—	$—	$—

(1)	The gains (losses) on these derivatives substantially offset the (losses) gains on the economically hedged portion of the foreign intercompany balances.

11.	Related Party Transactions

A current officer of the Company has an ongoing ownership interest in the small business from which the Company acquired certain assets and assumed certain liabilities in June 2015 (see Note 2 for additional information). In the normal course of business, the Company attains certain customer relationships from the small business by entering into transactions with the customers to obtain additional RPA financing. In these transactions, the Company satisfies the customer’s existing RPA balance with the small business which terminates such customer’s responsibilities to the small business. During the three months ended March 31, 2016, the Company paid $0.3 million to the small business to satisfy customers’ existing RPA balances. Pursuant to the acquisition, a subsidiary of the Company issued a promissory note to the small business in the amount of $3.0 million (the “Promissory Note”) and granted the company an opportunity to earn certain contingent purchase consideration (see Note 2 for additional information ), both of which are guaranteed by the Company. The Promissory Note accrues interest at a rate of 4.0% per annum and will mature on June 23, 2018. During the three months ended March 31, 2016, the Company incurred interest expense of $30 thousand related to the Promissory Note. In addition, as a condition precedent to the acquisition, a subsidiary of the Company executed a Transition Services Agreement with the small business from which the Company acquired certain assets whereby it agreed to provide certain transition services to the business for three years following the acquisition. During the three months ended March 31, 2016, the Company was paid $37 thousand for such services.

After the Spin-off, Cash America charged the Company a transition services fee related to utilization of financial reporting systems and accounts payable processing that was included in general and administrative expenses. The Company recorded $0.2 million in expense for these services for the three months ended March 31, 2015. The Company transitioned to its own financial reporting system in late 2015 and the transition services agreement with Cash America ended on December 31, 2015.

The Company and Cash America entered into an agreement in conjunction with the Spin-off for the Company to administer the consumer loan underwriting model utilized by Cash America’s Retail Services Division in exchange for the reimbursement of the Company’s direct third-party costs incurred in providing the service. The Company received $0.2 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively, pursuant to this agreement.

Since May 30, 2014, amounts due from or due to Cash America have been settled a month in arrears. The balance due from Cash America of $0.1 million as of each of March 31, 2016 and 2015 and December 31, 2015 is included in “Other receivables and prepaid expenses” in the consolidated balance sheets.

12.	Variable Interest Entities

As part of the Company’s overall funding strategy and as part of its efforts to support its liquidity from sources other than its traditional capital market sources, the Company has established a securitization program through the 2016-1 Securitization Facility. The Company transferred certain consumer loan receivables to wholly owned, bankruptcy-remote special purpose subsidiaries (VIEs), which issue term notes backed by the underlying consumer loan receivables and are serviced by another wholly owned subsidiary.

The Company is required to evaluate the VIEs for consolidation. The Company has the ability to direct the activities of the VIEs that most significantly impact the economic performance of the entities as the servicer of the securitized loan receivables. Additionally, the

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Company has the right to receive residual payments, which expose it to potentially significant losses and returns. Accordingly, the Company determined it is the primary beneficiary of the VIEs and is required to consolidate them.

The assets and liabilities related to the VIEs are included in the Company’s consolidated financial statements and are accounted for as secured borrowings.

The Company parenthetically discloses on its consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and the VIE liabilities if the VIE’s creditors have no recourse against the Company’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with the Company’s securitization entities were as follows:

	March 31,		December 31,
	2016	2015	2015
Assets
Loans and finance receivables, net	$138,255	$—	$—
Restricted cash and cash equivalents	13,717	—	—
Total assets	$151,972	$—	$—
Liabilities
Accounts payable and accrued expenses	$591	$—	$—
Long-term debt	110,199	—	—
Total liabilities	$110,790	$—	$—

13.	Fair Value Measurements

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

During the three months ended March 31, 2016 and 2015, there were no transfers of assets or liabilities in or out of Level 1, Level 2 or Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016 and 2015 and December 31, 2015 are as follows (dollars in thousands):

	March 31,	Fair Value Measurements Using
	2016	Level 1	Level 2	Level 3
Financial assets (liabilities):
Non-qualified savings plan assets(1)	1,545	1,545	—	—
Contingent consideration	(5,658)	—	—	(5,658)
Total	$(4,113)	$1,545	$—	$(5,658)

	March 31,	Fair Value Measurements Using
	2015	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$(125)	$—	$(125)	$—
Non-qualified savings plan assets(1)	1,158	1,158	—	—
Total	$1,033	$1,158	$(125)	$—

	December 31,	Fair Value Measurements Using
	2015	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$151	$—	$151	$—
Non-qualified savings plan assets(1)	1,075	1,075	—	—
Contingent consideration	(5,658)	—	—	(5,658)
Total	$(4,432)	$1,075	$151	$(5,658)

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

The changes in the fair value of the contingent consideration, which is a Level 3 liability measured at fair value on a recurring basis, are summarized in the table below for the three months ended March 31, 2016 (dollars in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Contingent consideration	Total
Balance at December 31, 2015	$5,658	$5,658
Adjustments	—	—
Balance at March 31, 2016	$5,658	$5,658

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At March 31, 2016 and 2015 and December 31, 2015, there were no assets or liabilities recorded at fair value on a non-recurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of March 31, 2016 and 2015 and December 31, 2015 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	March 31,	Fair Value Measurements Using
	2016	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$112,211	$112,211	$—	$—
Short-term loans and line of credit accounts, net (1)	123,755	—	—	123,755
Installment loans and RPAs, net (1)(4)	304,447	—	—	283,871
Restricted cash (5)	20,908	20,908	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$568,024	$133,119	$—	$414,329
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,182	$—	$—	$1,182
Promissory note	3,000	—	—	3,019
Securitization Notes	113,913	—	113,913	—
Senior Notes	495,049	—	371,500	—
Total	$613,144	$—	$485,413	$4,201

	Balance at
	March 31,	Fair Value Measurements Using
	2015	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$143,444	$143,444	$—	$—
Short-term loans and line of credit accounts, net (1)	100,124	—	—	100,124
Installment loans and RPAs, net (1)	178,931	—	—	178,931
Restricted cash	7,410	7,410	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$436,612	$150,854	$—	$285,758
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$945	$—	$—	$945
Senior Notes	494,347	—	475,000	—
Total	$495,292	$—	$475,000	$945

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Balance at
	December 31,	Fair Value Measurements Using
	2015	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$42,066	$42,066	$—	$—
Short-term loans and line of credit accounts, net (1)	129,269	—	—	129,269
Installment loans and RPAs, net (1)	305,364	—	—	283,700
Restricted cash	7,379	7,379	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$490,781	$49,445	$—	$419,672
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,756	$—	$—	$1,756
Promissory note	3,000	—	—	2,984
Credit agreement borrowings	58,400	—	—	58,400
Senior Notes	494,867	—	374,500	—
Total	$558,023	$—	$374,500	$63,140

(1)	Short-term loans, line of credit accounts, installment loans and RPAs are included in “Loans and finance receivables, net” in the consolidated balance sheets.
(2)	Investment in unconsolidated investee is included in “Other assets” in the consolidated balance sheets.
(3)	See Note 4 for additional information related to the investment in unconsolidated investee.
(4)	Installment loan and RPAs, net include $138.3 million in net assets of consolidated VIEs as of March 31, 2016.
(5)	Restricted cash includes $13.7 million in assets of consolidated VIEs as of March 31, 2016.

Cash and cash equivalents and restricted cash bear interest at market rates and have original maturities of less than 90 days. The carrying amount of restricted cash and cash equivalents approximates fair value.

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

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans the Company arranges for consumers on the third-party lenders’ behalf and is required to purchase any defaulted loans it has guaranteed. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company was $1.2 million, $0.9 million and $1.7 million as of March 31, 2016 and 2015 and December 31, 2015, respectively. The Company measures the fair value of its liability for third-party lender-owned consumer loans under Level 3 inputs. The fair value of these liabilities is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value of these liabilities approximates the fair value.

The Company measures the fair value of the Promissory Note using Level 3 inputs. The fair value of the Promissory Note is estimated using a discounted cash flow analysis. As of March 31, 2016 and December 31, 2015, the Promissory Note had a lower fair value than the carrying value.

The Company measures the fair value of its Securitization Notes using Level 2 inputs. The fair value of the Company’s Senior Notes is estimated based on quoted prices in markets that are not active. As of March 31, 2016, the fair value of the Company’s Securitization Notes approximated the carrying value.

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

The Company measures the fair value of its Senior Notes using Level 2 inputs. The fair value of the Company’s Senior Notes is estimated based on quoted prices in markets that are not active. As of March 31, 2016 and 2015 and December 31, 2015, the Company’s Senior Notes had a lower fair market value than the carrying value based on the price of the last trade of the Senior Notes.

The Company measures the fair value of its investment in unconsolidated investee using Level 3 inputs. Because the unconsolidated investee is a private company and financial information is limited, the Company estimates the fair value based on the best available information at the measurement date. As of March 31, 2016 and 2015 and December 31, 2015 the Company estimated the fair value of its investment to be approximately equal to the book value.

14.	Condensed Consolidating Financial Statements

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

The condensed consolidating financial statements reflect the investments in subsidiaries of the Company using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Condensed consolidating financial statements of Enova International, Inc. (the “Parent”), its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 are shown on the following pages. Such statements as of and for the periods ended March 31, 2015 are not presented as the Parent has no independent assets or operations and the Non-Guarantor Subsidiaries were minor (as defined in Rule 3-10(h)(6) of Regulation S-X of the Securities Act, having total assets, stockholders’ equity, revenue, income (loss) before taxes and cash flows from operating activities of less than 3% of the Company’s corresponding consolidated amounts). Total assets, income (loss) before taxes and cash flows from operating activities for the Non-Guarantor Subsidiaries exceeded the 3% threshold for the three months ended March 31, 2016, and as a result, the present condensed consolidating financial statements are provided.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2016

(dollars in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$110,721	$1,490	$—	$112,211
Restricted cash	—	7,191	13,717	—	20,908
Loans and finance receivables, net	—	285,172	143,030	—	428,202
Income taxes receivable	42,513	(35,073)	(4)	—	7,436
Other receivables and prepaid expenses	131	18,487	192	—	18,810
Property and equipment, net	—	45,404	336	—	45,740
Goodwill	—	267,012	—	—	267,012
Intangible assets, net	—	6,214	7	—	6,221
Investment in subsidiaries	248,576	13,769	—	(262,345)	—
Intercompany receivable	426,183	—	—	(426,183)	—
Other assets	767	7,869	—	—	8,636
Total assets	$718,170	$726,766	$158,768	$(688,528)	$915,176
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$16,349	$56,572	$1,357	$—	$74,278
Intercompany payables	—	384,495	41,688	(426,183)	—
Deferred tax liabilities, net	—	29,146	(267)	—	28,879
Long-term debt	484,216	—	110,198	—	594,414
Total liabilities	500,565	470,213	152,976	(426,183)	697,571
Commitments and contingencies
Stockholders' equity	217,605	256,553	5,792	(262,345)	217,605
Total liabilities and stockholders' equity	$718,170	$726,766	$158,768	$(688,528)	$915,176

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2015

(dollars in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$40,927	$1,139	$—	$42,066
Restricted cash	—	7,379	—	—	7,379
Loans and finance receivables, net	—	430,862	3,771	—	434,633
Income taxes receivable	37,201	(31,709)	11	—	5,503
Other receivables and prepaid expenses	162	19,791	96	—	20,049
Property and equipment, net	—	47,821	234	—	48,055
Goodwill	—	267,008	—	—	267,008
Intangible assets, net	—	6,532	8	—	6,540
Investment in subsidiaries	233,632	14,177	—	(247,809)	—
Intercompany receivable	480,112	—	794	(480,906)	—
Other assets	2,284	7,020	—	—	9,304
Total assets	$753,391	$809,808	$6,053	$(728,715)	$840,537
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$5,514	$66,220	$407	$—	$72,141
Intercompany payables	—	480,906	—	(480,906)	—
Deferred tax liabilities, net	—	20,562	(43)	—	20,519
Long-term debt	541,909	—	—	—	541,909
Total liabilities	547,423	567,688	364	(480,906)	634,569
Commitments and contingencies
Stockholders' equity	205,968	242,120	5,689	(247,809)	205,968
Total liabilities and stockholders' equity	$753,391	$809,808	$6,053	$(728,715)	$840,537

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2016

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$173,136	$2,206	$(689)	$174,653
Cost of Revenue	—	66,445	3,132	—	69,577
Gross Profit	—	106,691	(926)	(689)	105,076
Expenses
Marketing	—	20,782	399	—	21,181
Operations and technology	—	19,183	951	—	20,134
General and administrative	43	27,442	1,129	(689)	27,925
Depreciation and amortization	—	3,968	19	—	3,987
Total Expenses	43	71,375	2,498	(689)	73,227
Income (Loss) from Operations	(43)	35,316	(3,424)	—	31,849
Interest expense, net	(13,272)	425	(3,068)	—	(15,915)
Foreign currency transaction gain	1,568	—	—	—	1,568
Income (Loss) before Income Taxes and Equity in Net Earnings of Subsidiaries	(11,747)	35,741	(6,492)	—	17,502
Provision for income taxes	(5,127)	15,600	(2,834)	—	7,639
Income (loss) before Equity in Net Earnings of Subsidiaries	(6,620)	20,141	(3,658)	—	9,863
Net earnings of subsidiaries	16,483	(3,658)	—	(12,825)	—
Net Income (Loss)	$9,863	$16,483	$(3,658)	$(12,825)	$9,863
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain	(136)	(648)	511	137	(136)
Total other comprehensive (loss) gain, net of tax	(136)	(648)	511	137	(136)
Comprehensive Income (Loss)	$9,727	$15,835	$(3,147)	$(12,688)	$9,727

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2016

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities	$75,286	$(3,466)	$39,942	$(13,170)	$98,592
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	—	(138,592)	(138,255)	—	(276,847)
Loans and finance receivables repaid	—	212,682	(1,505)	—	211,177
Change in restricted cash	—	—	(13,717)	—	(13,717)
Purchases of property and equipment	—	(2,140)	(90)	—	(2,230)
Capital contributions to subsidiaries	(16,828)	(3,250)	—	20,078	—
Other investing activities	—	58	—	—	58
Net cash used in investing activities	(16,828)	68,758	(153,567)	20,078	(81,559)
Cash Flows from Financing Activities
Payments for (proceeds from) member's equity	—	3,658	3,250	(6,908)	—
Debt issuance costs paid	—	—	(3,271)	—	(3,271)
Treasury shares purchased	(58)	—	—	—	(58)
Borrowings under revolving line of credit	10,000	—	—	—	10,000
Repayments under revolving line of credit	(68,400)	—	—	—	(68,400)
Borrowings under securitization facility	—	—	135,061	—	135,061
Repayments under securitization facility	—	—	(21,148)	—	(21,148)
Net cash provided by (used in) financing activities	(58,458)	3,658	113,892	(6,908)	52,184
Effect of exchange rates on cash	—	844	84	—	928
Net decrease in cash and cash equivalents	—	69,794	351	—	70,145
Cash and cash equivalents at beginning of year	—	40,927	1,139	—	42,066
Cash and cash equivalents at end of period	$—	$110,721	$1,490	$—	$112,211

15.	Subsequent Events

Subsequent events have been reviewed through the date these financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources and certain factors that may affect future results, including economic and industry-wide factors, of Enova International, Inc. and its subsidiaries should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services. In 2015, we extended approximately $1.9 billion in credit to borrowers. As of March 31, 2016, we offered or arranged loans to consumers in 33 states in the United States and in the United Kingdom, Australia, Canada and Brazil. We also offered financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financings, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through March 31, 2016, we have completed over 36.4 million customer transactions and collected approximately 12 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include short-term loans, line of credit accounts, installment loans and receivables purchase agreements (“RPAs”).

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

We have developed proprietary underwriting systems based on data we have collected over our 12 years of experience. These systems employ advanced risk analytics to decide whether to approve financing transactions, to structure the amount and terms of the financings we offer pursuant to jurisdiction-specific regulations and to provide customers with their funds quickly and efficiently. Our systems closely monitor collection and portfolio performance data that we use to continually refine the analytical models and statistical measures used in making our credit, purchase, marketing and collection decisions.

Our flexible and scalable technology platform allows us to process and complete customers’ transactions quickly and efficiently. In 2015, we processed approximately 3.6 million transactions, and we continue to grow our loans and finance receivables portfolios and increase the number of customers we serve through desktop, tablet and mobile platforms. Our highly customizable technology platform allows us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In 2012, we launched a new product in the United States designed to serve near-prime customers, and in April 2014 we introduced a similar product in the United Kingdom. In June 2014, we launched a pilot program in Brazil, where we arrange financing for borrowers through a third party lender. In addition, in July 2014, we introduced a pilot program for a new line of credit product in the United States to serve the needs of small businesses. In June 2015, we further expanded our product offering by acquiring certain assets of a company that provides financing to small businesses by offering RPAs (see Note 2 in the Notes to Consolidated Financial Statements included in this report). These new products are intended to allow us to further diversify our product offerings, customer base and geographic scope. In the three-month period ended March 31, 2016 we derived 82.1% of our total revenue from the United States and 17.9% of our total revenue internationally, with 83.0% of international revenue (representing 14.8% of our total revenue) generated in the United Kingdom.

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

Once a potential customer submits an application, we quickly provide a credit or purchase decision. If a loan or financing is approved, we or our lending partners typically fund the loan or financing the next business day or, in some cases, the same day. During the entire process, from application through payment, we provide access to our well-trained customer service team. All of our operations, from customer acquisition through collections, are structured to build customer satisfaction and loyalty, in the event that a customer has a need for our products in the future. We have developed a series of sophisticated proprietary scoring models to support our various products. We believe that these models are an integral component of our operations and they allow us to complete a high volume of customer transactions while actively managing risk and the related credit quality of our loan and finance receivable portfolios. We believe our successful application of these technology innovations differentiates our capabilities relative to competitive platforms as evidenced by our history of strong growth and stable credit quality.

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

•

Short-term consumer loans. Short-term consumer loans are unsecured loans written by us or by a third-party lender through our credit services organization and credit access business programs, which we refer to as our CSO programs, that we arrange and guarantee. As of March 31, 2016, we offered or arranged short-term consumer loans in 23 states in the United States, the United Kingdom and Canada. Short-term consumer loans generally have terms of seven to 90 days, with proceeds promptly deposited in the customer’s bank account or onto a debit card in exchange for a pre-authorized debit from their account. Due to the credit risk and high transaction costs of serving our customer segment, the interest and/or fees we charge are generally considered to be higher than the interest or fees charged to consumers with superior credit histories by banks and similar lenders who are typically unwilling to make unsecured loans to alternative credit consumers. Our short-term consumer loans contributed approximately 27.3% of our total revenue for the three months ended March 31, 2016 and 30.7% for the three months ended March 31, 2015.

•

Line of credit accounts. We offer consumer line of credit accounts in seven states in the United States and business line of credit accounts in 22 states in the United States, which allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with their terms of the line of credit account. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit. As a result of regulatory changes in 2014, we discontinued offering line of credit accounts to customers in the United Kingdom effective January 1, 2015. Our line of credit accounts contributed approximately 28.0% of our total revenue for the three months ended March 31, 2016 and 33.6% for the three months ended March 31, 2015.

•

Installment loans. Installment loans are longer-term loans that require the outstanding principal balance to be paid down in multiple installments. We offer, or arrange through our CSO programs and lending partners, multi-payment unsecured consumer installment loan products in 17 states in the United States and in the United Kingdom, Australia and Brazil. Terms for our installment loan products range between two and 60 months. We also market and service installment loans for our bank partner prior to our purchase of those loans. These loans generally have higher principal amounts than short-term loans. The loan may be repaid early at any time with no prepayment charges. Our installment loans contributed approximately 41.7% of our total revenue for the three months ended March 31, 2016 and 35.5% for the three months ended March 31, 2015.

We have been investing and will continue to invest in the growth of our near-prime installment lending portfolio, particularly loans with an annual percentage rate, or APR, at or below 36% and those through loan programs that we have established and will establish with a small number of banks.

•

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

As of March 31, 2016 and 2015, the outstanding amount of active short-term consumer loans originated by third-party lenders under the CSO programs was $20.5 million and $24.4 million, respectively, which were guaranteed by us.

As of March 31, 2016 and 2015, the outstanding amount of active installment loans originated by third-party lenders under the CSO programs was $6.2 million and $1.0 million, respectively, which were guaranteed by us.

•

Bank partner. In March 2016, we launched a program with a state-chartered bank where we provide technology, loan servicing and marketing services to the bank. We also have the ability to purchase loans originated through this program. We plan to grow this program through expanding to more states and adding additional partners. Revenue generated from this program for the three months ended March 31, 2016 was less than 0.1% of our total revenue.

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

OUR MARKETS

We currently provide our services in the following countries:

•

United States. We began our online business in the United States in May 2004. As of March 31, 2016, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, Headway Capital at www.headwaycapital.com and The Business Backer at www.businessbacker.com. The United States represented 82.1% and 71.9% of our total revenue for the three months ended March 31, 2016 and 2015, respectively.

•

United Kingdom. We provide services in the United Kingdom under the names QuickQuid at www.quickquid.co.uk, Pounds to Pocket at www.poundstopocket.co.uk and On Stride Financial at www.onstride.co.uk. We began our QuickQuid short-term consumer loan business in July 2007, our Pounds to Pocket installment loan business in September 2010, and our On Stride near-prime installment loan business in April 2014. We offered a line of credit product from March 2013 to December 2014 under the brand name QuickQuid FlexCredit. The United Kingdom represented 14.8% and 26.8% of our total revenue for the three months ended March 31, 2016 and 2015, respectively.

•

Australia. We provide services under the name DollarsDirect at www.dollarsdirect.com.au in Australia, and we began providing services there in May 2009. Australia represented 1.0% and 0.5% of our total revenue for the three months ended March 31, 2016 and 2015, respectively.

•

Canada. We began providing services in Canada in October 2009. As of March 31, 2016, we provide services in the provinces of Ontario, British Columbia, Alberta and Saskatchewan under the name DollarsDirect at www.dollarsdirect.ca. Canada represented 0.7% of our total revenue for each of the three months ended March 31, 2016 and 2015.

•

Brazil. On June 30, 2014, we launched a pilot program in Brazil where we arrange installment loans for a third party lender under the name Simplic at www.simplic.com.br. We plan to continue to invest and expand our lending in Brazil as the program moves out of a pilot phase. Brazil represented 1.3% and 0.1% of our total revenue for the three months ended March 31, 2016 and 2015, respectively.

The Company’s internet websites and the information contained therein or connected thereto are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q.

Exiting Australia and Canada Markets

Due to the small size of the Australian and Canadian markets and our limited operations there, management has decided to exit those markets over the course of 2016 and reallocate our resources to our other existing businesses. As a result, we have slowed lending activities and will soon begin to wind down our loan portfolios with the intention of completely exiting these markets by the end of 2016.

RECENT REGULATORY DEVELOPMENTS

Consumer Financial Protection Bureau

On April 20, 2016, the Consumer Financial Protection Bureau (the “CFPB”) issued a report titled “Online Payday Loan Payments,” which examines 2011-12 bank data on returned ACH payments of online payday loan borrowers who were customers of certain banks included in the study. This is the third report issued by the CFPB in connection with its rulemaking on the payday loan market. The report found that: (i) half of online payday borrowers incurred an average of $185 in bank penalties for overdrafts or insufficient funds (the other half of online borrowers did not experience any returned payments during the study period); (ii) one-third of online payday borrowers had their checking or savings account closed as a result of overdraft or insufficient funds fees assessed by their bank; and (iii) online payday borrowers were assessed significant bank fees due to lenders’ repeated debit requests, which typically fail at a higher rate than the initial debit request (although the initial debit request was successful 94% of the time). Also on April 20, 2016, the CFPB Director delivered prepared remarks regarding the report, stating that the CFPB will “consider this data further as we continue to prepare new regulations to address issues with small-dollar lending.” We do not currently know the nature and extent of the rules that the CFPB will adopt or when proposed rules will be published, but the CFPB is expected to propose rules this year with an effective date in 2017 or later. As a result, it is not currently possible to predict the ultimate scope, extent, nature, timing or effect of any rules eventually adopted and made effective by the CFPB. We cannot give any assurances that the effect of such rules will not have a material impact on our U.S. products and services.

On October 7, 2015, the CFPB published its outline of proposals to implement regulations regarding the use of arbitration clauses in contracts for consumer financial services (“Arbitration Outline”). The Arbitration Outline sought to determine the impact of prohibiting class-action waivers and publication of information regarding individual arbitration proceedings. The CFPB published the Arbitration Outline in preparation for convening a Small Business Review Panel to determine whether its proposal could have a significant economic impact on small businesses. On May 5, 2016, the CFPB issued proposed rules prohibiting the use of mandatory arbitration clauses and class action waiver provisions in consumer financial services contracts. Final rules are expected from the CFPB later in 2016, after the CFPB has reviewed comments to the proposed rules. The date for required implementation of the final rules by financial services providers (the “compliance date”) is not expected by the industry until 2017. Any final rules would apply to consumer financial services contracts entered into only after the compliance date (and will not apply to prior contracts that contain arbitration agreements). We cannot give any assurances that the effect of such rules will not have a material impact on our U.S. products and services.

Financial Conduct Authority

During the three months ended March 31, 2016 and 2015, our U.K. operations generated 14.8% and 26.8%, respectively, of our consolidated total revenue. Regulatory changes in the United Kingdom during 2014 significantly affected our results from our U.K. operations as described below.

In the United Kingdom, supervision of consumer credit was transferred on April 1, 2014 to the Financial Conduct Authority, or the FCA, and pursuant to new legislation, the FCA is authorized to adopt prescriptive rules and regulations. As required by the 2013 amendment to the Financial Services and Markets Act 2000, or FSMA the FCA implemented a cap on the total cost of high-cost short-term credit, effective January 2, 2015. The final rule reflects a maximum rate of 0.8% of principal per day, and limits the total fees, interest (including post-default interest) and charges (including late fees which are capped at £15) to an aggregate amount not to exceed 100% of the principal amount loaned. The rule required us to make changes to all of our high-cost short-term products in the United Kingdom. As a result of the final rule, we discontinued offering line of credit accounts to new customers in the United Kingdom in late 2014 and, effective January 1, 2015, we discontinued draws on existing accounts in the United Kingdom.

On January 29, 2016, we received full authorization from the FCA to provide consumer credit and to perform related activities for both of our U.K. businesses. We will be required to continue to satisfy certain minimum standards set out in the FSMA, which may result in additional costs to us.

Safe Harbor Provisions

On October 6, 2015, the European Court of Justice invalidated the so-called “Safe Harbor” framework, which previously evidenced compliance with the U.K. Data Protection Act and the European Union Data Protection Directive and allowed companies to pass European Union data to non-European Union countries if certain certification requirements were met by the company. Although many companies, including us, had Safe Harbor certification, the European Union and the United Kingdom provide other guidance regarding compliance with their data protection laws and regulations for companies who pass data outside the European Union. In addition, there are circumstances under which a company is exempt from complying with those laws and regulations. Despite the invalidation of the Safe Harbor framework, we believe we are exempt from and/or in compliance with all E.U. and U.K. privacy laws and regulations. On February 2, 2016, the European Commission and the United States agreed on a new framework for transatlantic data flows, the “EU-US Privacy Shield”, which will replace the invalidated Safe Harbor framework. The EU-US Privacy Shield safe harbor will not take effect until the European Commission adopts a formal decision that sets forth the details of how the framework will work. On April 13, 2016, the E.U. Article 29 Data Protection Working Party (“Working Party”) published its opinion and draft adequacy decision regarding the EU-US Privacy Shield. The Working Party welcomed the significant improvements of the EU-US Privacy Shield over the Safe Harbor provisions but expressed concerns about the Privacy Shield, including that it lacks clarity and does not reflect some of the data protection principles set forth in European law. The Working Party plays an advisory role to the European Commission so it is possible that its recommendations may be incorporated into the framework before the European

Commission provides final approval. No timeline has been given for when the European Commission will adopt a formal approval decision. We expect to comply with the EU-US Privacy Shield when finalized; and in the interim, despite the invalidation of the Safe Harbor framework, we believe we are exempt from and/or are in compliance with all E.U. and U.K. privacy laws and regulations.

CRITICAL ACCOUNTING POLICIES

There have been no changes in critical accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

See Note 1 in the Notes to Consolidated Financial Statements included in this report for a discussion of recent accounting pronouncements.

RESULTS OF OPERATIONS

HIGHLIGHTS

Our financial results for the three-month period ended March 31, 2016, or the current quarter, are summarized below.

•

Consolidated total revenue increased $9.0 million, or 5.4%, to $174.7 million in the current quarter compared to $165.7 million for the three months ended March 31, 2015, or the prior year quarter. Domestic revenue increased $24.4 million, or 20.5%, to $143.4 million in the current quarter from $119.0 million for the prior year quarter while international revenue declined $15.4 million, or 33.0%, to $31.2 million from $46.6 million.

•	Consolidated gross profit decreased $22.0 million, or 17.3%, to $105.1 million in the current quarter compared to $127.1 million in the prior year quarter.
•	Consolidated income from operations decreased $22.3 million, or 41.1%, to $31.8 million in the current quarter, compared to $54.1 million in the prior year quarter.
•

Consolidated net income was $9.9 million in the current quarter compared to $24.5 million in the prior year quarter. Consolidated diluted earnings per share was $0.30 in the current quarter compared to $0.74 in the prior year quarter.

OVERVIEW

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Revenue
Loans and finance receivables revenue	$174,077	$165,271
Other	576	405
Total Revenue	174,653	165,676
Cost of Revenue	69,577	38,570
Gross Profit	105,076	127,106
Expenses
Marketing	21,181	24,156
Operations and technology	20,134	18,012
General and administrative	27,925	25,566
Depreciation and amortization	3,987	5,283
Total Expenses	73,227	73,017
Income from Operations	31,849	54,089
Interest expense, net	(15,915)	(13,305)
Foreign currency transaction gain (loss)	1,568	(944)
Income before Income Taxes	17,502	39,840
Provision for income taxes	7,639	15,310
Net Income	$9,863	$24,530
Diluted earnings per share	$0.30	$0.74

Revenue
Loans and finance receivables revenue	99.7%	99.8%
Other	0.3	0.2
Total Revenue	100.0	100.0
Cost of Revenue	39.8	23.3
Gross Profit	60.2	76.7
Expenses
Marketing	12.1	14.6
Operations and technology	11.5	10.9
General and administrative	16.0	15.4
Depreciation and amortization	2.4	3.2
Total Expenses	42.0	44.1
Income from Operations	18.2	32.6
Interest expense, net	(9.1)	(8.0)
Foreign currency transaction gain (loss)	0.9	(0.6)
Income before Income Taxes	10.0	24.0
Provision for income taxes	4.4	9.2
Net Income	5.6%	14.8%

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (in thousands, except per share data):

	Three Months Ended
	March 31,
	2016	2015
Net Income	$9,863	$24,530
Adjustments (net of tax):
Intangible asset amortization	180	2
Stock-based compensation expense	1,109	1,054
Foreign currency transaction (gain) loss	(884)	581
Adjusted earnings	$10,268	$26,167

Diluted earnings per share	$0.30	$0.74
Adjustments (net of tax):
Intangible asset amortization	0.01	—
Stock-based compensation expense	0.03	0.03
Foreign currency transaction (gain) loss	(0.03)	0.02
Adjusted earnings per share	$0.31	$0.79

Adjusted EBITDA

The table below shows Adjusted EBITDA, which is a non-GAAP measure that we define as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, taxes and stock-based compensation expense. Management believes Adjusted EBITDA is used by investors to analyze operating performance and evaluate our ability to incur and service debt and our capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess our estimated enterprise value. The computation of Adjusted EBITDA, as presented below, may differ from the computation of similarly-titled measures provided by other companies (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net Income	$9,863	$24,530
Depreciation and amortization expenses	3,987	5,283
Interest expense, net	15,915	13,305
Foreign currency transaction (gain) loss	(1,568)	944
Provision for income taxes	7,639	15,310
Stock-based compensation expense	1,968	1,712
Adjusted EBITDA	$37,804	$61,084

Adjusted EBITDA margin calculated as follows:
Total Revenue	$174,653	$165,676
Adjusted EBITDA	37,804	61,084
Adjusted EBITDA as a percentage of total revenue	21.6%	36.9%

Constant Currency Basis

In addition to reporting financial results in accordance with GAAP, we have provided certain other non-GAAP financial information on a constant currency basis. We operate in the United Kingdom, Australia, Canada and Brazil. During the current quarter, 17.9% of our revenue originated in currencies other than the U.S. Dollar, principally the British Pound Sterling. As a result, changes in our reported revenue and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide constant currency assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. All conversion rates below are based on the U.S. Dollar equivalent to one of the applicable foreign currency:

	Three Months Ended
	March 31,
	2016	2015	% Change
British Pound	1.4318	1.5165	(5.6)%
Australian dollar	0.7217	0.7872	(8.3)%
Canadian dollar	0.7283	0.8076	(9.8)%
Brazilian real	0.2564	0.3519	(27.2)%

Management believes that our non-GAAP constant currency assessments are a useful measure, as they indicate the actual growth and profitability of our operations.

Combined Loans and Finance Receivables

Combined loans and finance receivables is a non-GAAP measure that includes both loans and RPAs we own and loans we guarantee, which are either GAAP items or disclosures required by GAAP. See Note 3 in the Notes to Consolidated Financial Statements in included in this report.

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

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THREE MONTHS ENDED MARCH 31, 2015

Revenue and Gross Profit

Revenue increased $9.0 million, or 5.4%, to $174.7 million for the current quarter as compared to $165.7 million for the prior year quarter. On a constant currency basis, revenue increased by $11.6 million, or 7.0%, for the current quarter compared to the prior year quarter. Our domestic operations contributed an increase of $24.4 million, primarily resulting from a 44.5% increase in domestic installment loan and RPA revenue in the current quarter compared to the prior year quarter driven by growth in our near-prime installment product. The increase in revenue from domestic operations was partially offset by a decrease in revenue of $15.4 million (or $12.8 million on a constant currency basis) from our international operations, primarily due to regulatory changes in the United Kingdom.

Our gross profit decreased by $22.0 million to $105.1 million for the current quarter from $127.1 million for the prior year quarter. On a constant currency basis, gross profit decreased by $21.2 million for the current quarter compared to the prior year quarter. Our consolidated gross profit as a percentage of revenue, or our gross profit margin, decreased to 60.2% for the current quarter, from 76.7% for the prior year quarter. The decrease in gross profit margin was primarily driven by the growth of our domestic installment loan, RPA and line of credit portfolios, a higher mix of new customers which requires higher loss provisions as new customers default at a higher rate than returning customers with a successful history of loan performance, and a lower level of recoveries relative to charge-offs. Approximately 87% of our international gross profit decline is attributed to the U.K. line of credit account portfolio. Excluding that discontinued product, our consolidated gross profit margin decreased to 59.1% for the current quarter from 73.8% for the prior year quarter. See “—Recent Regulatory Developments—Financial Conduct Authority” above for further information. Management expects the consolidated gross profit margin will continue to be influenced by the mix of loans to new and returning customers, the mix of lower yielding and higher yielding loan products, and loan originations for our U.K. operations.

The following tables set forth the components of revenue and gross profit, separated by product and between domestic and international for the current quarter and the prior year quarter (in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Revenue by product:
Short-term loans	$47,598	$50,861	$(3,263)	(6.4)%
Line of credit accounts	48,973	55,653	(6,680)	(12.0)
Installment loans and RPAs	77,506	58,757	18,749	31.9
Total loans and finance receivables revenue	174,077	165,271	8,806	5.3
Other	576	405	171	42.2
Total revenue	$174,653	$165,676	$8,977	5.4%

Revenue by product (% to total):
Short-term loans	27.3%	30.7%
Line of credit accounts	28.0	33.6
Installment loans and RPAs	44.4	35.5
Total loans and finance receivables revenue	99.7	99.8
Other	0.3	0.2
Total revenue	100.0%	100.0%

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Domestic:
Revenue	$143,428	$119,053	$24,375	20.5%
Cost of revenue	60,456	33,930	26,526	78.2
Gross profit	$82,972	$85,123	$(2,151)	(2.5)
Gross profit margin	57.8%	71.5%	(13.7)%	(19.2)%
International:
Revenue	$31,225	$46,623	$(15,398)	(33.0)%
Cost of revenue	9,121	4,640	4,481	96.6
Gross profit	$22,104	$41,983	$(19,879)	(47.4)
Gross profit margin	70.8%	90.0%	(19.2)%	(21.3)%
Total:
Revenue	$174,653	$165,676	$8,977	5.4%
Cost of revenue	69,577	38,570	31,007	80.4
Gross profit	$105,076	$127,106	$(22,030)	(17.3)
Gross profit margin	60.2%	76.7%	(16.5)%	(21.5)%

Loan and Finance Receivable Balances

The outstanding combined portfolio balance of loans and finance receivables, net of allowance and liability for estimated losses, increased $150.6 million, or 49.6%, to $454.1 million as of March 31, 2016 from $303.5 million as of March 31, 2015, primarily due to increased demand for our domestic near-prime installment product and growth of our loan and finance receivables portfolios serving the needs of small businesses. The outstanding loan balance for our domestic near-prime product increased 67.2% in the current quarter compared to the prior year quarter resulting in a domestic near-prime portfolio balance that comprises over 38% of our total loan and finance receivables portfolio balance while domestic short-term loans comprised less than 9%. We expect this trend to continue as we increase the number of states offering a near-prime installment lending product under our bank program. Additionally, our portfolio of loans and finance receivables serving the needs of small businesses continues to grow and now comprises more than 12% of our total loan and finance receivables portfolio. Management expects the loan balances for its domestic near-prime installment loan product will continue to comprise a larger percentage of the total loan and finance receivable portfolio, due to consumer demand for these products and their longer loan term. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

The combined loan and finance receivable balance includes $495.9 million and $330.3 million as of March 31, 2016 and 2015, respectively, of our receivables balances before the allowance for losses of $67.7 million and $51.2 million, which are included in our consolidated financial statements for March 31, 2016 and 2015, respectively. The combined loan and finance receivable balance also includes $26.7 million and $25.4 million as of March 31, 2016 and 2015, respectively, of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements for March 31, 2016 and 2015, respectively, before the liability for estimated losses of $1.2 million and $1.0 million provided in “Accounts payable and accrued expenses” in our consolidated financial statements for March 31, 2016 and 2015, respectively.

The following tables summarize loan and finance receivable balances outstanding as of March 31, 2016 and 2015 (in thousands):

	As of March 31,
	2016			2015
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables balances:
Short-term loans	$52,381	$20,534	$72,915	$49,012	$24,394	$73,406
Line of credit accounts	98,351	—	98,351	76,196	—	76,196
Installment loans and RPAs	345,174	6,580	351,754	205,067	961	206,028
Total ending loans and finance receivables, gross	495,906	27,114	523,020	330,275	25,355	355,630
Less: Allowance and liabilities for losses(a)	(67,704)	(1,182)	(68,886)	(51,220)	(945)	(52,165)
Total ending loans and finance receivables, net	$428,202	$25,932	$454,134	$279,055	$24,410	$303,465
Allowance and liability for losses as a % of loans and finance receivables, gross	13.7%	4.4%	13.2%	15.5%	3.7%	14.7%

	As of March 31,
	2016			2015
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables:
Total domestic, gross	$415,950	$27,114	$443,064	$250,345	$25,355	$275,700
Total international, gross	79,956	—	79,956	79,930	—	79,930
Total ending loans and finance receivables, gross	$495,906	$27,114	$523,020	$330,275	$25,355	$355,630

(a)	GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(b)	Except for allowance and liability for estimated losses, amounts shown represent non-GAAP measures.

Average Amount Outstanding per Loan

The average amount outstanding per loan is calculated as the total combined consumer loans, gross balance at the end of the period divided by the total number of combined consumer loans outstanding at the end of the period. The following table shows the average amount outstanding per loan by product at March 31, 2016 and 2015:

	As of March 31,
	2016	2015
Average amount outstanding per loan (in ones)(a)
Short-term loans(b)	$461	$472
Line of credit accounts	1,120	688
Installment loans(b)(c)	1,863	1,525
Total loans(b)(c)	$1,164	$886

(a)	The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Excludes RPAs.

The average amount outstanding per consumer loan increased to $1,164 from $886 during the current quarter compared to the prior year quarter, primarily due to a greater mix of installment loans and line of credit accounts, which have higher average amounts outstanding relative to short-term loans, in the current quarter compared to the prior year quarter.

Average Loan Origination

The average loan origination amount is calculated as the total amount of combined loans originated and renewed for the period divided by the total number of combined consumer loans originated and renewed for the period. The following table shows the average loan origination amount by product for the current quarter compared to the prior year quarter:

	Three Months Ended
	March 31,
	2016	2015
Average loan origination amount (in ones) (a)
Short-term loans (b)	$458	$485
Line of credit accounts (c)	289	267
Installment loans (b)(d)	1,634	1,674
Total loans (b)(d)	$501	$516

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount decreased to $501 from $516 during the current quarter compared to the prior year quarter, mainly due to a decrease in the size of average short-term loan originations, partially offset by a greater mix of installment loans, which have higher average amounts per loan relative to short-term loans.

LOANS AND FINANCE RECEIVABLES LOSS EXPERIENCE

The allowance and liability for estimated losses as a percentage of combined consumer loans and RPAs decreased to 13.2% as of March 31, 2016 from 14.7% as of March 31, 2015, primarily due to a greater concentration of our near-prime installment loans in the loans and finance receivables portfolio and, to a lesser extent, improved performance across most products, partially related to the maturing of our product offerings to include a higher percentage of customers with established payment histories and partially related to stricter underwriting standards for our U.K. business.

The cost of revenue in the current quarter was $69.6 million, which was composed of $70.2 million related to Company-owned loans and finance receivables offset by a $0.6 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. The cost of revenue in the prior year quarter was $38.6 million, which was composed of $39.2 million related to Company-owned loans and finance receivables offset by a $0.6 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $70.0 million and $52.1 million in the current quarter and the prior year quarter, respectively.

The following tables show loan and finance receivable balances and fees receivable and the relationship of the allowance and liability for losses to the combined balances of loans and finance receivables for each of the last five quarters (in thousands):

	2015				2016
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Loans and finance receivables:
Gross - Company owned	$330,275	$368,715	$445,547	$501,955	$495,906
Gross - Guaranteed by the Company(a)	25,355	31,539	36,684	34,123	27,114
Combined loans and finance receivables, gross(b)	355,630	400,254	482,231	536,078	523,020
Allowance and liability for losses on loans and finance receivables	52,165	52,689	66,718	69,078	68,886
Combined loans and finance receivables, net(b)	$303,465	$347,565	$415,513	$467,000	$454,134
Allowance and liability for losses as a % of loans and finance receivables, gross(b)	14.7%	13.2%	13.8%	12.9%	13.2%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(b)	Non-GAAP measure.

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

Short-term Loans

Demand for our short-term loan product in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Following regulatory changes in the United Kingdom in 2014 demand for short-term loans in that market increased throughout 2015 while demand in the United States remained softer in comparison to 2014. Continued higher demand in the United Kingdom, partially offset by lower demand in the United States because of macroeconomic factors such as low unemployment, rising wages and low gas prices, led to flat short-term loan balances on a year-over-year basis as of the end of the first quarter of 2016.

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

The following table includes information related only to short-term loans and shows our loss experience trends for short-term loans for each of the last five quarters (in thousands):

	2015				2016
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Short-term loans:
Cost of revenue	$11,843	$14,299	$18,315	$17,837	$13,276
Charge-offs (net of recoveries)	13,908	12,683	17,226	18,125	16,540
Average short-term combined loan balance, gross:
Company owned(a)	52,307	52,677	60,399	59,298	55,839
Guaranteed by the Company(a)(b)	28,626	25,699	26,761	24,215	25,151
Average short-term combined loan balance, gross(a)(c)	$80,933	$78,376	$87,160	$83,513	$80,990
Ending short-term combined loan balance, gross:
Company owned	$49,012	$58,315	$62,208	$58,793	$52,381
Guaranteed by the Company(b)	24,394	27,717	25,966	25,151	20,534
Ending short-term combined loan balance, gross(c)	$73,406	$86,032	$88,174	$83,944	$72,915
Ending allowance and liability for losses	$13,650	$15,472	$16,380	$15,950	$12,598

Short-term loan ratios:
Cost of revenue as a % of average short-term combined loan balance, gross(a)(c)	14.6%	18.2%	21.0%	21.4%	16.4%
Charge-offs (net of recoveries) as a % of average short-term combined loan balance, gross(a)(c)	17.2%	16.2%	19.8%	21.7%	20.4%
Gross profit margin	76.7%	70.5%	66.4%	65.0%	72.1%
Allowance and liability for losses as a % of combined loan balance, gross(c)(d)	18.6%	18.0%	18.6%	19.0%	17.3%

(a)	The average short-term combined loan balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan balance, gross, is determined using period-end balances.

Line of Credit Accounts

The cost of revenue as a percentage of average loan balance for line of credit accounts exhibits a similar quarterly seasonal trend to short-term loan loss rates as the ratio is typically lower in the first quarter and increases throughout the remainder of the year, peaking in the second half of the year with higher loan demand. During the current quarter, stronger demand for our domestic line of credit products for consumers and small businesses tempered the usual seasonal decline in the line of credit portfolio balance and the cost of revenue as a percentage of average balance.

The gross profit margin is generally lower for line of credit accounts as compared to short-term loans because the highest levels of default are exhibited in the early stages of the account, while the revenue is recognized over the term of the account. As a result, particularly in periods of higher growth for line of credit account portfolios the gross profit margin will be lower for this product than for our short-term loan products. Conversely, in periods of declining originations and portfolio contraction, as was the case in the first half of 2015, the gross profit margin will be higher for this product. The year-over-year decrease in the allowance for losses as a percentage of loan balance was primarily due to the decline during 2015 in the average line of credit balance as a result of discontinuing the line of credit product in the United Kingdom effective January 1, 2015, partially offset by increased demand for our line of credit accounts in the United States. As of March 31, 2016, the U.K. line of credit portfolio balance, net of allowance for losses, was $28 thousand compared to $12.9 million as of March 31, 2015.

The following table includes information related only to line of credit accounts and shows our loss experience trends for line of credit accounts for each of the last five quarters (in thousands):

	2015				2016
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$7,813	$4,870	$13,048	$17,816	$16,471
Charge-offs (net of recoveries)	14,926	8,231	9,262	14,962	16,914
Average loan balance(a)	95,777	72,584	81,511	94,532	100,648
Ending loan balance	76,196	73,539	89,142	100,855	98,351
Ending allowance for losses balance	$12,340	$9,091	$12,873	$15,727	$15,284

Line of credit account ratios:
Cost of revenue as a % of average loan balance(a)	8.2%	6.7%	16.0%	18.8%	16.4%
Charge-offs (net of recoveries) as a % of average loan balance(a)	15.6%	11.3%	11.4%	15.8%	16.8%
Gross profit margin	86.0%	88.1%	70.2%	60.5%	66.4%
Allowance for losses as a % of loan balance(b)	16.2%	12.4%	14.4%	15.6%	15.5%

(a)	The average loan balance for line of credit accounts is the average of the month-end balances during the period.
(b)	Allowance for losses as a % of loan balance is determined using period-end balances.

Installment Loans

The cost of revenue as a percentage of average loan and finance receivable balance for installment loans is typically more consistent throughout the year as compared to short-term loans. Due to the scheduled monthly or bi-weekly payments that are inherent with installment loans, we do not experience the higher level of repayments in the first quarter for these loans as we experience with short-term loans and, to a lesser extent, line of credit accounts.

The gross profit margin is generally lower for the installment loan product than for other loan products, primarily because the highest levels of default are exhibited in the early stages of the loan, while revenue is recognized over the term of the loan. In addition, installment loans typically have a higher average amount per loan. Another factor contributing to the lower gross profit margin is that the loan yield for installment loans and RPAs is typically lower than the yield for the other loan products we offer. As a result, particularly in periods of higher growth for the installment loan portfolio, which has been the case in recent years, the gross profit margin is typically lower for this product than for our short-term loan products. Our average installment combined loan and RPA portfolio balance outstanding at March 31, 2016 increased 68.3% in the current quarter compared to the prior year quarter. During the current quarter, we experienced lower gross profit margin than we experienced in the prior year quarter as a result of the growth in our domestic near-prime installment portfolio and RPAs and a lower concentration of U.K. installment loans in the portfolio due to changes initiated in that market in 2014.

The following table includes information related only to our installment loans and shows our loss experience trends for installment loans for each of the last five quarters (in thousands):

	2015				2016
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Installment loans:
Cost of revenue	$18,914	$22,367	$34,251	$35,485	$39,830
Charge-offs (net of recoveries)	23,302	20,627	24,553	35,470	36,541
Average installment combined loan and finance receivable balance, gross:
Company owned(a)	208,668	217,121	265,253	318,400	344,330
Guaranteed by the Company(a)(b)	327	2,281	7,822	10,667	7,476
Average installment combined loan and finance receivable balance, gross (a)(c)	$208,995	$219,402	$273,075	$329,067	$351,806
Ending installment combined loan and finance receivable balance, gross:
Company owned	$205,067	$236,861	$294,197	$342,307	$345,174
Guaranteed by the Company(b)	961	3,822	10,718	8,972	6,580
Ending installment combined loan and finance receivable balance, gross (c)	$206,028	$240,683	$304,915	$351,279	$351,754
Ending allowance and liability for losses	$26,175	$28,126	$37,465	$37,401	$41,004

Installment loan ratios:
Cost of revenue as a % of average installment combined loan and finance receivable balance, gross(a)(c)	9.0%	10.2%	12.5%	10.8%	11.3%
Charge-offs (net of recoveries) as a % of average installment combined loan and finance receivable balance, gross (a)(c)	11.1%	9.4%	9.0%	10.8%	10.4%
Gross profit margin	67.8%	60.4%	48.4%	55.0%	48.6%
Allowance and liability for losses as a % of combined loan and finance receivable balance, gross(c)(d)	12.7%	11.7%	12.3%	10.6%	11.7%

(a)	The average installment combined loan and finance receivable balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan and finance receivable balance, gross, is determined using period-end balances.

Total Expenses

Total expenses increased $0.2 million, or 0.3%, to $73.2 million in the current quarter, compared to $73.0 million in the prior year quarter. On a constant currency basis, total expenses increased $1.5 million, or 2.0%, for the current quarter compared to the prior year quarter.

Marketing expense decreased to $21.2 million in the current quarter compared to $24.1 million in the prior year quarter. Lower revenue sharing costs, lower domestic online marketing costs and lower television advertising in our domestic and international operations were partially offset by slightly higher domestic and international lead generation costs.

Operations and technology expense increased to $20.1 million in the current quarter compared to $18.0 million in the prior year quarter, primarily due to higher underwriting costs for our installment and RPA products in both our domestic and international operations, costs related to the wind-down of our China pilot and higher incentive accruals due to stronger financial performance in the current quarter compared to the prior year quarter for our domestic businesses.

General and administrative expense increased $2.3 million, or 9.2%, to $27.9 million in the current quarter compared to $25.6 million in the prior year quarter, primarily due to higher personnel expenses resulting from our 2015 acquisition of certain assets of The

Business Backer, higher incentive accruals due to stronger performance in the current quarter compared to the prior year quarter, and higher consulting expenses related to various initiatives, partially offset by lower occupancy expense related to the relocation of our headquarters in the second quarter of 2015.

Depreciation and amortization expense decreased $1.3 million, or 24.5%, in the current quarter compared to the prior year quarter, primarily due to the acceleration of depreciation in the prior year quarter resulting from the early termination of our lease for the relocation of our headquarters that occurred in 2015.

Interest Expense, Net

Interest expense, net increased $2.6 million, or 19.6%, to $15.9 million in the current quarter compared to $13.3 million in the prior year quarter. The increase was primarily due to an increase in the average amount of debt outstanding, which increased $113.5 million to $594.7 million during the current quarter from $481.2 million during the prior year quarter, and an increase in the weighted average interest rate on our outstanding debt to 10.81% during the current quarter from 10.71% during the prior year quarter resulting from interest and loan issuance cost amortization related to the 2016–1 Securitization Facility and, to a lesser extent, outstanding unsecured revolving line of credit borrowings in the current year compared to none in the prior year quarter.

Provision for Income Taxes

Provision for income taxes decreased $7.7 million, or 50.1%, to $7.6 million in the current quarter compared to $15.3 million in the prior year quarter. The decrease was primarily due to a 56.1% decrease in income before income taxes and a decrease in the effective tax rate to 43.6% in the current quarter from 38.4% in the prior year quarter. The increase in the effective tax rate in the current quarter is mainly due to an adjustment related to share based compensation deferred tax, lower nondeductible executive compensation and lobbying expenses in the current quarter compared to the prior year quarter.

As of the current quarter, the Company has no unrecognized tax benefits. The company does not believe it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits will change by a significant amount. The Company records interest and penalties related to tax matters as income tax expense in the consolidated statement of income.

The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. The IRS is currently examining the 2013 tax year when the Company was included as part of a consolidated tax return with Cash America and its affiliated companies. An IRS audit of the 2011 and 2012 tax years concluded with no adjustments to the financial statements. The Company has been notified that an audit of the 2014 tax year will commence in the second quarter of 2016.

Net Income

Net income decreased $14.6 million, or 59.8% to $9.9 million during the current quarter compared to $24.5 million during the prior year quarter. The decrease was primarily due to the wind down of the U.K. line of credit product in the prior year quarter which contributed $19.3 million in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

Historically, we have generated significant cash flow through normal operating activities for funding both long-term and short-term needs. Our near-term liquidity is managed to ensure that adequate resources are available to fund our seasonal working capital growth, which is driven by demand for our loan products. On May 30, 2014, we issued and sold $500.0 million in senior unsecured notes (“Senior Notes”). On May 14, 2014, we entered into our credit agreement, which was amended on March 25, 2015, November 5, 2015 and December 29, 2015, as further described below under “Credit Agreement.” As of May 5, 2016, our available borrowings under the Credit Agreement were $33.4 million. On January 15, 2016, we entered into the 2016-1 Securitization Facility, as further described below. We expect that our operating needs will be satisfied by a combination of cash flows from operations, borrowings under our Credit Agreement and securitization or sale of loans and finance receivables under our consumer loan securitization.

As of March 31, 2016, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through loan repayments. Additional alternatives may include the securitization or sale of assets and reductions in capital spending which could be expected to generate additional liquidity.

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

Our Credit Agreement will mature on June 30, 2017. The revolving line of credit under the Credit Agreement was undrawn as of March 31, 2016. We had standby letters of credit of $6.6 million under our Credit Agreement as of March 31, 2016.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Cash flows provided by operating activities	$98,592	$87,865
Cash flows used in investing activities
Loans and finance receivables	$(65,670)	$(4,800)
Change in restricted cash	(13,717)	—
Property and equipment additions	(2,230)	(11,572)
Other investing activities	58	—
Total cash flows used in investing activities	$(81,559)	$(16,372)
Cash flows provided by financing activities	$52,184	$—

Cash Flows from Operating Activities

Net cash provided by operating activities increased $10.7 million, or 12.2%, to $98.6 million for the current quarter from $87.9 million for the prior year quarter. The increase was primarily driven by a $31.0 million increase in cost of revenue, a non-cash expense, during the current quarter, partially offset by a $13.5 million decrease in net income.

Other significant changes in net cash provided by operating activities for the current quarter compared to the prior year quarter included cash flows from the following activities:

•

changes in finance and service charges on loans and finance receivables resulted in a $10.9 million decrease in net cash provided by operating activities, primarily due to higher rate of loans and finance receivables originated or purchased compared to loans and finance receivables repaid;

•

changes in accounts payable and accrued expenses resulted in a $6.8 million increase in net cash provided by operating activities, primarily due to lower annual cash incentive payments in the current quarter compared to the prior year quarter, partially offset by the receipt during the prior year quarter of an allowance related to the improvements made to the Company’s new headquarters; and

•	changes in current income taxes payable resulted in a $3.6 million decrease in net cash provided by operating activities primarily due to our 2015 extension and 2015 quarterly estimated tax payments;

Management believes cash flows from operations and available cash balances and borrowings under our 2016-1 Securitization Facility and Credit Agreement will be sufficient to fund our future operating liquidity needs.

Cash Flows from Investing Activities

Net cash used in investing activities increased $65.2 million, or 398.2%, for the current quarter compared to the prior year quarter, primarily due to an increase of $60.9 million in cash invested in loans and finance receivables due to a 22.1% increase in loans and finance receivables originated or purchased as well as an $13.7 million increase in the restricted cash balance resulting from activity related to the 2016–1 Securitization Facility. These increases were partially offset by a $9.4 million decrease in property and equipment expenditures to $2.2 million in the current quarter compared to $11.6 million in the prior year quarter, primarily related to the finish out and relocation of our headquarters in the prior year. Management anticipates that total expenditures for property and equipment will be between $11 million and $16 million for the twelve months ended December 31, 2016, primarily for continued development activities related to our technology platform and the purchase of computer hardware.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the current quarter primarily reflects $113.9 million in net borrowings under our 2016‑1 Securitization Facility, partially offset by $58.4 million of net repayments under our unsecured revolving line of credit under the Credit Agreement and $3.3 million of debt issuance costs paid in connection with the consumer loan securitization financing transactions. We had no cash flows from financing activities during the prior year quarter.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations at March 31, 2016, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (dollars in thousands):

	2016	2017	2018	2019	2020	Thereafter	Securitizations	Total
Senior Notes(a)	$—	$—	$—	$—	$—	$500,000	$—	$500,000
Interest on Senior Notes(b)	48,750	48,750	48,750	48,750	48,750	72,125	—	315,875
Securitization facility(c)	—	—	—	—	—	—	113,913	113,913
Non-cancelable leases(d)	3,061	6,674	5,849	6,728	6,474	39,069	—	67,855
Other Liabilities(e)	—	—	3,000	—	—	—	—	3,000
Total	$51,811	$55,424	$57,599	$55,478	$55,224	$611,194	$113,913	$1,000,643

(a)	Represents obligations under the Senior Notes.
(b)	Represents cash payments for interest on the Senior Notes.
(c)	Securitizations are not included in maturities by period due to their variable monthly payments.
(d)	Represents obligations due under long-term operating leases. The total future minimum lease obligation excludes non-cancelable sublease rental income of $1.4 million.
(e)	Represents obligations under a promissory note issued in conjunction with our acquisition of certain assets of a company operating as The Business Backer.

OFF-BALANCE SHEET ARRANGEMENTS

In certain markets, we arrange for consumers to obtain consumer loan products from independent third-party lenders through our CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loan. When a customer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan received by the customer from the third-party lender if the customer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default, which generally occurs after one payment is missed. As of March 31 2016 and 2015, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $26.7 million and $25.4 million, respectively, which were guaranteed by us. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $1.2 million and $0.9 million, as of March 31, 2016 and 2015, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets. Our CSO programs are further described under the caption “Products and Services” included in Item 2 of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in foreign currency exchange rates. We do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes. There have been no material changes to our exposure to market risks since December 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2016 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See the “Litigation” section of Note 9 of the notes to our unaudited financial statements of Part I, “Item 1 Financial Statements.”

ITEM 1A.	RISK FACTORS

There have been no material changes from the Risk Factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, except as follows:

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

In addition, the U.S. Congress has considered legislation that would generally limit or prohibit mandatory arbitration agreements in consumer contracts and has enacted legislation with such a prohibition with respect to certain mortgage loan agreements and also certain consumer loan agreements to members of the military on active duty and their dependents. Further, the Dodd-Frank Act directed the CFPB to study consumer arbitration and report to the U.S. Congress, and it authorized the CFPB to adopt rules limiting or prohibiting consumer arbitration, consistent with the results of its study. In March 2015, the CFPB released its final report on consumer arbitration that indicated that it could propose rules that prohibit or limit the use of arbitration provisions in consumer loan agreements.

On October 7, 2015, the CFPB published its outline of proposals to implement regulations regarding the use of arbitration clauses in contracts for consumer financial services (“Arbitration Outline”). The Arbitration Outline sought to determine the impact of prohibiting class-action waivers and publication of information regarding individual arbitration proceedings.  On May 5, 2016, the CFPB issued proposed rules prohibiting the use of mandatory arbitration clauses and class action waiver provisions in consumer financial services contracts. Final rules are expected from the CFPB later in 2016, after the CFPB has reviewed comments to the proposed rules. The date for required implementation of the final rules by financial services providers (the “compliance date”) is not expected by the industry until 2017. Any final rules would apply to consumer financial services contracts entered into only after the compliance date (and will not apply to prior contracts that contain arbitration agreements). We cannot give any assurances that the effect of such rules will not have a material impact on our U.S. products.

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

In addition, Cash America retained a 20 percent ownership interest in our common stock. Pursuant to a Stockholder’s and Registration Rights Agreement with Cash America, Cash America is required to vote such shares in proportion to the votes cast by our other stockholders and has granted a related proxy to us to vote its shares in accordance with such requirement. In order to not jeopardize the tax-free status of the distribution, at the time of the separation and distribution, Cash America was required to dispose of such retained shares (other than the shares retained for delivery under Cash America’s long-term incentive plans) of our common stock that it owns as soon as practicable and consistent with its reasons for retaining such shares, but in no event no later than two years after the distribution. Cash America applied to the Internal Revenue Service for an extension on the two-year deadline to dispose of our common stock and received an extension to dispose of the shares until September 2017. Pursuant to the Stockholder’s and Registration Rights Agreement, we agreed that, upon the request of Cash America, we will use our best efforts to effect the registration under applicable securities laws of the shares of common stock retained by Cash America and not otherwise registered and sold pursuant to a registration statement. We are required to pay certain expenses related to the registration of such stock. We have filed a registration statement relating to Cash America’s shares, which has been declared effective by the SEC. Any disposition by Cash America, or any significant shareholder, of our common stock in the public market, or the perception that such dispositions could occur, could adversely affect prevailing market prices for our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 – January 31, 2016	6,308	$6.61	—	—
February 1 – February 29, 2016	—	—	—	—
March 1 – March 31, 2016	2,675	6.16	—	—
Total	8,983	$6.48	—	—

(a)	Shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On May 2, 2016, Alex T. King announced his resignation from his position as the Company’s Senior Vice President—Operations to pursue other opportunities. Mr. King’s resignation will be effective May 27, 2016. Mr. King intends to continue to serve in his current capacity through his resignation date.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

10.1	Indenture, dated January 15, 2016, by and between EFR 2016-1, LLC and Bankers Trust Company, as trustee*

10.2	Note Purchase Agreement, dated January 15, 2016, by and among Enova Lending Services, LLC, EFR 2016-1, LLC, Jefferies Funding LLC, other noteholders party thereto and from time to time party thereto*

10.3	Receivables Purchase Agreement, dated January 15, 2016, between Enova Finance 5, LLC and the Company*

10.4

Director Appointment Agreement, dated March 30, 2016, by and among the Company, SAF Capital Management LLC and certain of its affiliates (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on March 31, 2016, File No. 001-35503).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2016	ENOVA INTERNATIONAL, INC.

	By:	/s/ Robert S. Clifton
Robert S. Clifton
Vice President, Chief Financial Officer & Treasurer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	Indenture, dated January 15, 2016, by and between EFR 2016-1, LLC and Bankers Trust Company, as trustee*

10.2	Note Purchase Agreement, dated January 15, 2016, by and among Enova Lending Services, LLC, EFR 2016-1, LLC, Jefferies Funding LLC, other noteholders party thereto and from time to time party thereto*

10.3	Receivables Purchase Agreement, dated January 15, 2016, between Enova Finance 5, LLC and the Company*

10.4

Director Appointment Agreement, dated March 30, 2016, by and among the Company, SAF Capital Management LLC and certain of its affiliates (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on March 31, 2016, File No. 001-35503).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.