Form 10-Q/A
period 2016-03-31
Enova International, Inc.
filed 2016-06-13
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to Form 10-Q (this “Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Enova International, Inc. (the “Company”) for the quarter ended March 31, 2016, which was originally filed on May 6, 2016 (the “Original Filing”).  The Company is filing this Amendment No. 1 solely for the purpose of re-filing Exhibits 10.1 and 10.2 thereto in response to comments received from the staff of the Securities and Exchange Commission (the “SEC”) in connection with a confidential treatment request with respect to such agreements (the “Redacted Agreements”).  As a result, portions of the Redacted Agreements that were omitted in Exhibits 10.1 and 10.2 to the Original Filing have been provided in Exhibits 10.1 and 10.2 filed herewith.

This Amendment No. 1 does not reflect events occurring after the Original Filing or modify or update any part of or information set forth in the Original Filing in any way other than Exhibits 10.1 and 10.2.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

**10.1	Indenture, dated January 15, 2016, by and between EFR 2016-1, LLC and Bankers Trust Company, as trustee(1)

**10.2

Note Purchase Agreement, dated January 15, 2016, by and among Enova Lending Services, LLC, EFR 2016-1, LLC, Jefferies Funding LLC, other noteholders party thereto and from time to time party thereto(1)

*10.3	Receivables Purchase Agreement, dated January 15, 2016, between Enova Finance 5, LLC and the Company(1)

*10.4

Director Appointment Agreement, dated March 30, 2016, by and among the Company, SAF Capital Management LLC and certain of its affiliates (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on March 31, 2016, File No. 001-35503)

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	Previously filed.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 13, 2016	ENOVA INTERNATIONAL, INC.

	By:	/s/ Robert S. Clifton
Robert S. Clifton
Vice President, Chief Financial Officer & Treasurer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

**10.1	Indenture, dated January 15, 2016, by and between EFR 2016-1, LLC and Bankers Trust Company, as trustee(1)

**10.2

Note Purchase Agreement, dated January 15, 2016, by and among Enova Lending Services, LLC, EFR 2016-1, LLC, Jefferies Funding LLC, other noteholders party thereto and from time to time party thereto(1)

*10.3	Receivables Purchase Agreement, dated January 15, 2016, between Enova Finance 5, LLC and the Company(1)

*10.4

Director Appointment Agreement, dated March 30, 2016, by and among the Company, SAF Capital Management LLC and certain of its affiliates (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on March 31, 2016, File No. 001-35503)

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	Previously filed.
**	Filed herewith.