Form 10-Q
period 2016-06-30
Enova International, Inc.
filed 2016-08-04
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes  ☐    No  ☒

33,214,594 of the Registrant’s common shares, $.00001 par value, were outstanding as of August 2, 2016.

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

•	our ability to process or collect payments through the Automated Clearing House system;
•	the deterioration of the political, regulatory or economic environment in countries where we operate or in the future may operate;
•	the actions of third parties who provide, acquire or offer products and services to, from or for us;
•	public and regulatory perception of the consumer loan business, the receivables purchases industry and our business practices;
•	the effect of any current or future litigation proceedings and any judicial decisions or rulemaking that affects us, our products or the legality or enforceability of our arbitration agreements;
•	changes in demand for our services, changes in competition and the continued acceptance of the online channel by our customers;
•	changes in our ability to satisfy our debt obligations or to refinance existing debt obligations or obtain new capital to finance growth;
•	a prolonged interruption in the operations of our facilities, systems and business functions, including our information technology and other business systems;
•	our ability to maintain an allowance or liability for estimated losses on loans and finance receivables that is adequate to absorb losses;
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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	June 30,		December 31,
	2016	2015	2015
Assets
Cash and cash equivalents	$39,167	$96,237	$42,066
Restricted cash and cash equivalents (includes restricted cash of consolidated VIEs of $13,930 as of June 30, 2016)	34,601	7,877	7,379
Loans and finance receivables, net (includes loans and allowance for losses of consolidated VIEs of $155,313 and $13,024, respectively, as of June 30, 2016)	489,990	317,454	434,633
Income taxes receivable	—	—	5,503
Other receivables and prepaid expenses	18,468	15,381	20,049
Property and equipment, net	47,206	50,549	48,055
Goodwill	267,013	270,246	267,008
Intangible assets, net	5,946	3,705	6,540
Other assets	8,478	8,057	9,304
Total assets	$910,869	$769,506	$840,537
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$75,175	$70,735	$72,141
Income taxes currently payable	2,912	713	—
Deferred tax liabilities, net	19,677	20,862	20,519
Long-term debt (includes long-term debt and debt issuance costs of consolidated VIEs of $106,846 and $2,948, respectively, as of June 30, 2016)	588,824	482,110	541,909
Total liabilities	686,588	574,420	634,569
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 33,236,539, 33,000,000 and 33,151,088 shares issued and 33,197,558, 33,000,000 and 33,121,594 outstanding as of June 30, 2016 and 2015 and December 31, 2015, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	14,073	4,210	9,924
Retained earnings	218,904	192,255	200,853
Accumulated other comprehensive loss	(8,447)	(1,379)	(4,622)
Treasury stock, at cost (38,981 and 29,494 shares as of June 30, 2016 and December 31, 2015, respectively)	(249)	—	(187)
Total stockholders' equity	224,281	195,086	205,968
Total liabilities and stockholders' equity	$910,869	$769,506	$840,537

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$172,535	$146,280	$347,188	$311,956
Cost of Revenue	65,453	41,536	135,030	80,106
Gross Profit	107,082	104,744	212,158	231,850
Expenses
Marketing	25,597	24,707	46,778	48,863
Operations and technology	20,935	17,554	41,069	35,566
General and administrative	27,515	27,089	55,440	52,655
Depreciation and amortization	4,228	5,033	8,215	10,316
Total Expenses	78,275	74,383	151,502	147,400
Income from Operations	28,807	30,361	60,656	84,450
Interest expense, net	(16,026)	(12,904)	(31,941)	(26,209)
Foreign currency transaction gain (loss)	471	(31)	2,039	(975)
Income before Income Taxes	13,252	17,426	30,754	57,266
Provision for income taxes	5,064	6,562	12,703	21,872
Net Income	$8,188	$10,864	$18,051	$35,394
Earnings Per Share:
Earnings per common share:
Basic	$0.25	$0.33	$0.54	$1.07
Diluted	$0.25	$0.33	$0.54	$1.07
Weighted average common shares outstanding:
Basic	33,175	33,000	33,159	33,000
Diluted	33,335	33,015	33,261	33,012

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Income	$8,188	$10,864	$18,051	$35,394
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain(1)	(3,689)	4,198	(3,825)	1,792
Total other comprehensive (loss) gain, net of tax	(3,689)	4,198	(3,825)	1,792
Comprehensive Income	$4,499	$15,062	$14,226	$37,186

(1)

Net of tax benefit (provision) of $2,076 and $(2,419) for the three months ended June 30, 2016 and 2015, respectively, and $2,153 and $(1,229) for the six months ended June 30, 2016 and 2015, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2014	33,000	$—	$294	$156,861	$(3,171)	—	$—	$153,984
Stock-based compensation expense		—	3,916	—	—		—	3,916
Net income		—	—	35,394	—		—	35,394
Foreign currency translation gain, net of tax		—	—	—	1,792		—	1,792
Balance at June 30, 2015	33,000	$—	$4,210	$192,255	$(1,379)	—	$—	$195,086

Balance at December 31, 2015	33,151	$—	$9,924	$200,853	$(4,622)	(29)	$(187)	$205,968
Stock-based compensation expense		—	4,149	—	—		—	4,149
Shares issued under stock-based plans	86	—	—	—	—			—
Net income		—	—	18,051	—		—	18,051
Foreign currency translation loss, net of tax		—	—	—	(3,825)		—	(3,825)
Purchases of treasury shares, at cost		—	—	—	—	(10)	(62)	(62)
Balance at June 30, 2016	33,237	$—	$14,073	$218,904	$(8,447)	(39)	$(249)	$224,281

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash Flows from Operating Activities
Net Income	$18,051	$35,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,215	10,316
Amortization of deferred loan costs and debt discount	3,410	1,667
Cost of revenue	135,030	80,106
Stock-based compensation expense	4,149	3,916
Deferred income taxes, net	(696)	(2,893)
Other	(151)	975
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(9,909)	5,147
Other receivables and prepaid expenses	2,034	921
Accounts payable and accrued expenses	11,959	5,462
Current income taxes payable	8,415	(6,089)
Net cash provided by operating activities	180,507	134,922
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(605,714)	(491,083)
Loans and finance receivables repaid	415,530	418,572
Change in restricted cash	(27,935)	—
Acquisitions	—	(17,735)
Purchases of property and equipment	(7,649)	(26,502)
Other investing activities	95	15
Net cash used in investing activities	(225,673)	(116,733)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	20,000	—
Repayments under revolving line of credit	(78,400)	—
Borrowings under securitization facility	162,761	—
Repayments under securitization facility	(55,915)	—
Debt issuance costs paid	(3,271)	—
Treasury shares purchased	(62)	—
Net cash provided by financing activities	45,113	—
Effect of exchange rates on cash	(2,846)	2,942
Net (decrease) increase in cash and cash equivalents	(2,899)	21,131
Cash and cash equivalents at beginning of year	42,066	75,106
Cash and cash equivalents at end of period	$39,167	$96,237

Supplemental Disclosures
Loans and finance receivables renewed	$151,844	$102,688
Promissory note issued	—	3,000

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

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

The Company consolidates any variable interest entity (“VIE”) where it has been determined it is the primary beneficiary. The primary beneficiary is the entity which has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance as well as the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE.

The financial statements presented as of June 30, 2016 and 2015 and December 31, 2015 and for the three- and six-month periods ended June 30, 2016 and 2015 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. Operating results for the three- and six-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company operates an internet-based lending platform to serve customers in need of cash to fulfill their financial responsibilities. Through a network of direct and indirect marketing channels, the Company offers funds to its customers through a variety of unsecured loan and finance receivable products. The business is operated primarily through the internet to provide convenient, fully-automated financial solutions to its customers. The Company originates, guarantees or purchases consumer loans and provides financing to small businesses through a line of credit account or receivables purchase agreement product (“RPAs”). Consumer loans include short-term loans, line of credit accounts and installment loans. RPAs represent a right to receive future receivables from a small business. “Loans and finance receivables” include consumer loans, small business loans and RPAs.

These financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 and related notes, which are included on Form 10-K filed with the SEC on March 7, 2016.

Restricted Cash

The Company includes funds to be used for future debt payments relating to its securitization transactions and escrow deposits in restricted cash and cash equivalents.

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

The Company first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In assessing the qualitative factors, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market environment, overall financial performance of the Company, cash flow from operating activities, market capitalization and stock price. If the Company determines that the two-step quantitative impairment test is required, management uses the income approach to complete its annual goodwill assessment. The income approach uses future cash flows and estimated terminal values for the Company that are discounted using a market participant perspective to determine the fair value, which is then compared to the carrying value to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. The Company completed its annual assessment of goodwill as of June 30, 2016 and determined that the fair value of its goodwill exceeded carrying value, and, as a result, no impairment existed at that date. Although no goodwill impairment was noted, there can be no assurances that future goodwill impairments will not occur.

Adopted Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015‑17 requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. The Company adopted ASU 2015-17 on January 1, 2016. As of December 31, 2015 and June 30, 2015, the Company previously reported $29.0 million and $21.6 million, respectively, of deferred tax assets that have been reclassified to “Deferred tax liabilities” in the consolidated balance sheets.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which amends existing guidance to require the presentation of debt issuance costs in the consolidated balance sheets as a deduction from the carrying amount of the related debt liability instead of a deferred charge (as an asset). ASU 2015-15, Presentation and subsequent measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, was issued subsequently to permit costs associated with a line of credit arrangement to be presented as an asset and amortized ratably over the term of the arrangement. The Company adopted ASU 2015-03 on January 1, 2016. As of December 31, 2015 and June 30, 2015, the Company had $11.4 million and $12.4 million, respectively, of unamortized debt issuance costs that are required to be presented as a deduction from the carrying amount of the related debt liability instead of a deferred charge. These amounts were previously recorded in “Other assets” in the consolidated balance sheets.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accounting Standards to be Adopted in Future Periods

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016‑13”). The amendments in ASU 2016‑13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016‑13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is assessing the potential impact of ASU 2016‑13 on its financial position and results of operations.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date, deferring the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to clarify revenue recognition accounting when a third party is involved in providing goods or services to a customer. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, to clarify the implementation guidance on identifying performance obligations and licensing. Early adoption of ASU 2016‑10 is permitted only as of an annual reporting period beginning after December 15, 2016. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, to reduce the risk of diversity in practice for certain aspects in ASU 2014-09, including collectibility, noncash consideration, presentation of sales tax and transition. The Company is still assessing the potential impact of ASU 2014-09 on its financial position and results of operations.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	Acquisitions

On June 23, 2015, the Company completed the purchase of certain assets of a company operating as The Business Backer, LLC, which purchases discounted future accounts receivables from small businesses in the United States through RPAs. The total consideration of $26.4 million was comprised of $17.7 million in cash at closing, a $3.0 million promissory note (included in “Accounts payable and accrued expenses” in the consolidated balance sheets) and estimated contingent consideration of $5.7 million based on future earn-out opportunities. The contingent purchase consideration was recorded at its estimated fair value at the date of acquisition based upon the Company’s assessment of the probable earnings attributable to the business as defined in the purchase agreement. To the extent operating results exceed the Company’s estimate, additional contingent consideration would be due, however the total consideration paid may not exceed $71 million. The contingent purchase consideration is revalued each reporting period with changes in fair value of the contingent consideration obligations recognized as a gain or loss on fair value remeasurement in our consolidated statements of income.  There was no change in fair value measurement of contingent consideration for the three and six months ended June 30, 2016.

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

3.	Loans and Finance Receivables, Credit Quality Information and Allowances and Liabilities for Estimated Losses on Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three and six months ended June 30, 2016 and 2015 was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Short-term loans	$46,640	$48,495	$94,238	$99,356
Line of credit accounts	50,275	40,915	99,248	96,568
Installment loans and RPAs	74,991	56,438	152,497	115,195
Total loans and finance receivables revenue	171,906	145,848	345,983	311,119
Other	629	432	1,205	837
Total revenue	$172,535	$146,280	$347,188	$311,956

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

The allowance or liability for short-term loans classified as current is based on historical loss rates adjusted for recent default trends for current loans. For delinquent short-term loans, the allowance or liability is based on a six-month rolling average of loss rates by stage of collection. For line of credit account, installment loan and RPA portfolios, the Company generally uses a migration analysis to estimate losses inherent in the portfolio. The allowance or liability calculation under the migration analysis is based on historical charge-off experience and the loss emergence period, which represents the average amount of time between the first occurrence of a loss event and the charge-off of a loan or RPA. The factors the Company considers to assess the adequacy of the allowance or liability include past due performance, historical behavior of monthly vintages, underwriting changes and recent trends in delinquency in the migration analysis.

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

The components of Company-owned loans and finance receivables at June 30, 2016 and 2015 and December 31, 2015 were as follows (dollars in thousands):

	As of June 30, 2016
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$40,157	$109,800	$359,027	$508,984
Delinquent receivables:
Delinquent payment amounts(1)	—	3,543	1,197	4,740
Receivables on non-accrual status	18,641	4,687	26,758	50,086
Total delinquent receivables	18,641	8,230	27,955	54,826
Total loans and finance receivables, gross	58,798	118,030	386,982	563,810
Less: Allowance for losses	(13,354)	(18,029)	(42,437)	(73,820)
Loans and finance receivables, net	$45,444	$100,001	$344,545	$489,990

	As of June 30, 2015
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$38,487	$67,974	$217,950	$324,411
Delinquent receivables:
Delinquent payment amounts(1)	—	2,897	1,289	4,186
Receivables on non-accrual status	19,828	2,668	17,622	40,118
Total delinquent receivables	19,828	5,565	18,911	44,304
Total loans and finance receivables, gross	58,315	73,539	236,861	368,715
Less: Allowance for losses	(14,196)	(9,091)	(27,974)	(51,261)
Loans and finance receivables, net	$44,119	$64,448	$208,887	$317,454

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2015
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$37,951	$92,732	$317,231	$447,914
Delinquent receivables:
Delinquent payment amounts(1)	—	3,072	1,510	4,582
Receivables on non-accrual status	20,842	5,051	23,566	49,459
Total delinquent receivables	20,842	8,123	25,076	54,041
Total loans and finance receivables, gross	58,793	100,855	342,307	501,955
Less: Allowance for losses	(14,652)	(15,727)	(36,943)	(67,322)
Loans and finance receivables, net	$44,141	$85,128	$305,364	$434,633

(1)

Represents the delinquent portion of installment loans and line of credit account balances for customers that have only missed one payment. See “Current and Delinquent Loans and Finance Receivables” above for additional information.

Changes in the allowance for losses for the Company-owned loans and finance receivables and the liability for losses on the Company’s guarantees of third-party lender-owned loans during the three and six months ended June 30, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended June 30, 2016
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$11,693	$15,284	$40,727	$67,704
Cost of revenue	13,727	17,251	33,824	64,802
Charge-offs	(16,787)	(17,998)	(39,870)	(74,655)
Recoveries	5,067	3,492	7,538	16,097
Effect of foreign currency translation	(346)	—	218	(128)
Balance at end of period	$13,354	$18,029	$42,437	$73,820
Liability for third-party lender-owned loans:
Balance at beginning of period	$905	$—	$277	$1,182
Increase in liability	487	—	164	651
Balance at end of period	$1,392	$—	$441	$1,833

	Three Months Ended June 30, 2015
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$12,744	$12,340	$26,136	$51,220
Cost of revenue	13,929	4,870	22,254	41,053
Charge-offs	(17,794)	(13,740)	(26,676)	(58,210)
Recoveries	5,111	5,509	6,049	16,669
Effect of foreign currency translation	206	112	211	529
Balance at end of period	$14,196	$9,091	$27,974	$51,261
Liability for third-party lender-owned loans:
Balance at beginning of period	$906	$—	$39	$945
Increase in liability	370	—	113	483
Balance at end of period	$1,276	$—	$152	$1,428

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2016
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$14,652	$15,727	$36,943	$67,322
Cost of revenue	27,396	33,722	73,835	134,953
Charge-offs	(38,363)	(38,597)	(82,669)	(159,629)
Recoveries	10,103	7,177	13,796	31,076
Effect of foreign currency translation	(434)	—	532	98
Balance at end of period	$13,354	$18,029	$42,437	$73,820
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,298	$—	$458	$1,756
Increase (decrease) in liability	94	—	(17)	77
Balance at end of period	$1,392	$—	$441	$1,833

	Six Months Ended June 30, 2015
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$14,324	$19,749	$30,875	$64,948
Cost of revenue	26,441	12,683	41,130	80,254
Charge-offs	(37,572)	(34,573)	(56,558)	(128,703)
Recoveries	10,981	11,416	12,629	35,026
Effect of foreign currency translation	22	(184)	(102)	(264)
Balance at end of period	$14,196	$9,091	$27,974	$51,261
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,575	$—	$1	$1,576
(Decrease) increase in liability	(299)	—	151	(148)
Balance at end of period	$1,276	$—	$152	$1,428

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of June 30, 2016 and 2015 and December 31, 2015, the amount of consumer loans guaranteed by the Company was $31.2 million, $31.5 million and $34.1 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $1.8 million, $1.4 million and $1.7 million, as of June 30, 2016 and 2015 and December 31, 2015, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

Bank Program Loans

In order to leverage its online lending platform, the Company launched a program with a bank in March 2016 to provide technology, marketing services, and loan servicing for near-prime unsecured consumer installment loans. Under the program, the Company receives marketing and servicing fees while the bank receives an origination fee. The bank has the ability to sell the loans it originates to the Company. The Company does not guarantee the performance of the loans originated by the bank.

4.	Investment in Unconsolidated Investee

The Company records an investment in the preferred stock of a privately-held developing small business financial services entity under the cost method. The carrying value of the Company’s investment in this unconsolidated investee was $6.7 million as of June 30, 2016 and 2015 and December 31, 2015, and was held in “Other assets” in the Company’s consolidated balance sheets. The

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Company evaluates this investment for impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of the investment below carrying value. Based on the Company’s evaluation of this investment at June 30, 2016, the Company determined that an impairment loss was not probable at that date.

5.	Long-term debt

The Company’s long-term debt instruments and balances outstanding as of June 30, 2016 and 2015 and December 31, 2015 were as follows (dollars in thousands):

	June 30,		December 31,
	2016	2015	2015

Securitization notes	$106,846	$—	$—
Revolving line of credit	—	—	58,400
Senior Notes	495,235	494,516	494,867
Subtotal	602,081	494,516	553,267
Less: Long-term debt issuance costs	(13,257)	(12,406)	(11,358)
Total long-term debt	$588,824	$482,110	$541,909

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

The Issuer issued an initial term note of $107.4 million (the “Initial Term Note”), which was secured by $134 million in unsecured consumer loans, and variable funding notes (the “Variable Funding Notes”) with an aggregate availability of $20 million per month.  As described below, the Issuer has issued and will subsequently issue term notes (the “Term Notes” and, together with the Initial Term Note and the Variable Funding Notes, the “Securitization Notes”). The maximum principal amount of the Securitization Notes that may be outstanding at any time under the 2016-1 Securitization Facility is limited to $175 million.

At the end of each month during the nine-month revolving period, the Receivables funded by the Variable Funding Notes have been and will be refinanced through the creation of two Term Notes, which Term Notes have been and will be issued to the holders of the Variable Funding Notes. The non-recourse Securitization Notes mature at various dates, the latest of which will be October 15, 2020 (the “Final Maturity Date”).

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

The 2016-1 Securitization Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the Receivables and other matters; indemnification for specified losses not including losses due to the

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

inability of consumers to repay their loans; covenants regarding special purpose entity matters and other subjects; and default and termination provisions which provide for the acceleration of the Securitization Notes under the 2016-1 Securitization Facility in circumstances including, but not limited to, failure to make payments when due, servicer defaults, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the receivables, defaults under other material indebtedness and certain regulatory matters.

As of June 30, 2016, the carrying amount of the 2016-1 Securitization Facility was $103.9 million, which included unamortized issuance costs of $2.9 million. The issuance costs are being amortized to interest expense over a period of four years. The total interest expense recognized was $6.2 million of which $1.8 million represented the non-cash amortization of the issuance costs for the six months ended June 30, 2016.

$40.0 Million Revolving Credit Facility

On May 14, 2014, the Company and its domestic subsidiaries as guarantors entered into a credit agreement among the Company, the guarantors, Jefferies Finance LLC as administrative agent and Jefferies Group LLC as lender (the “Credit Agreement”). The Credit Agreement was amended on March 25, 2015 and November 5, 2015. On December 29, 2015, the Company and certain of its domestic subsidiaries, as guarantors, entered into a third amendment to the Credit Agreement, which temporarily increased the Company’s revolving line of credit to $75 million, an increase of $15.0 million ($5.0 million on December 29, 2015 and $10.0 million on January 4, 2016). Once the Company received the proceeds from the consumer loan securitization financing in January 2016, it repaid the outstanding balance on the revolving line of credit in full and, in accordance with the terms of the amendment, the revolving commitment amount was reduced to $40.0 million. On June 30, 2016, the Company and certain of its domestic subsidiaries, as guarantors, entered into a fourth amendment to the Credit Agreement, which increased the maximum allowable leverage ratio (as defined in the credit agreement) for the fiscal quarter ended June 30, 2016 to 4.00 to 1.00 (from 3.00 to 1.00) and for the fiscal quarters ended September 30, 2016 and December 31, 2016 to 3.50 to 1.00 (in each case, from 3.00 to 1.00). The Company had no outstanding borrowings under the Credit Agreement as of June 30, 2016 and 2015 and $58.4 million outstanding under the Credit Agreement as of December 31, 2015. The Company had outstanding letters of credit of $6.6 million under its Credit Agreement as of June 30, 2016 and 2015 and December 31, 2015.

In connection with the issuance of the Credit Agreement, the Company incurred debt issuance costs of approximately $1.6 million, which primarily consisted of underwriting fees and legal expenses. The unamortized balance of these costs as of June 30, 2016 is included in “Other assets” in the consolidated balance sheets. These costs are being amortized to interest expense over a period of 37 months, the term of the Credit Agreement.

$500.0 Million 9.75% Senior Unsecured Notes

On May 30, 2014, the Company issued and sold $500.0 million in aggregate principal amount of 9.75% Senior Notes due 2021 (the “Senior Notes”). The Senior Notes bear interest at a rate of 9.75% annually on the principal amount payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2014. The Senior Notes were sold at a discount of the principal amount to yield 10.0% to maturity and will mature on June 1, 2021. As of June 30, 2016 and 2015, the carrying amount of the Senior Notes was $484.9 million and $482.1 million, respectively, which included an unamortized discount of $4.8 million and $5.5 million, respectively, and unamortized issuance costs of $10.3 million and $12.4 million, respectively. The discount and issuance costs are being amortized to interest expense over a period of seven years, through the maturity date of June 1, 2021. The total interest expense recognized was $25.8 million for each of the six months ended June 30, 2016 and 2015, of which $0.4 million and $0.3 million, respectively, represented the non-cash amortization of the discount and $1.0 million represented the non-cash amortization of the issuance costs.

Weighted-average interest rates on long-term debt were 10.92% and 10.71% during the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016 and 2015 and December 31, 2015, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreement(s).

6.	Income Taxes

During the three months ended March 31, 2016, the Company identified an error in the income tax provision for the twelve months ended December 31, 2015 in which the Company did not recognize additional tax expense related to the significant decline in the

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

intrinsic value of restricted stock units that vested in December 2015 and thus overstated the deferred tax asset related to those units. The Company recorded an $887 thousand increase in Provision for income taxes in 2016 as an out of period adjustment. The Company believes this correction of an error was not material to the previously-issued full year 2015 consolidated financial statements.

The effective tax rate for the six months ended June 30, 2016 increased to 41.3% from 38.2% for the six months ended June 30, 2015, primarily as a result of the adjustment to the deferred tax asset.

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

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income	$8,188	$10,864	$18,051	$35,394
Denominator:
Total weighted average basic shares	33,175	33,000	33,159	33,000
Shares applicable to stock-based compensation	160	15	102	12
Total weighted average diluted shares	33,335	33,015	33,261	33,012
Net income – basic	$0.25	$0.33	$0.54	$1.07
Net income – diluted	$0.25	$0.33	$0.54	$1.07

For the three months ended June 30, 2016 and 2015, 1,934,404 and 1,722,949 shares of common stock underlying stock options, respectively, and 396,645 and 123,967 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. For the six months ended June 30, 2016 and 2015, 1,941,009 and 1,624,996 shares of common stock underlying stock options, respectively, and 609,200 and 87,289 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the first quarter of 2016, the Company changed the presentation of its operational information to report shared corporate services separately from its domestic and international operations. Corporate services expenses, which were previously allocated between domestic and international based on revenue, are included under the “Corporate Services” heading in the following tables. For comparison purposes, income (loss) from operations and depreciation and amortization expenses for the prior period have been conformed to the current presentation. Corporate Services primarily includes personnel, occupancy and other operating expenses for shared functions, such as executive management, technology, analytics, business development, legal and licensing, compliance, risk management, internal audit, human resources, payroll, treasury, finance, accounting, and tax. Corporate Services assets primarily include: corporate property and equipment, nonqualified savings plan assets, marketable securities, restricted cash and prepaid expenses.

The following tables present information on the Company’s domestic, international operations and corporate services as of and for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue
Domestic	$140,342	$113,420	$283,770	$232,473
International	32,193	32,860	63,418	79,483
Total revenue	$172,535	$146,280	$347,188	$311,956

Income from operations
Domestic	$49,120	$46,771	$104,702	$103,954
International	7,326	11,086	10,477	35,023
Corporate services	(27,639)	(27,496)	(54,523)	(54,527)
Total income from operations	$28,807	$30,361	$60,656	$84,450

Depreciation and amortization
Domestic	$1,585	$2,177	$3,167	$4,662
International	799	559	1,404	1,082
Corporate services	1,844	2,297	3,644	4,572
Total depreciation and amortization	$4,228	$5,033	$8,215	$10,316

Expenditures for property and equipment
Domestic	$2,261	$491	$3,030	$2,661
International	642	1,529	1,446	1,623
Corporate services	2,516	12,910	3,173	22,218
Total expenditures for property and equipment	$5,419	$14,930	$7,649	$26,502

	June 30,
	2016	2015
Property and equipment, net
Domestic	$17,524	$14,089
International	4,495	5,242
Corporate services	25,187	31,218
Total property and equipment, net	$47,206	$50,549

Assets
Domestic	$734,150	$558,231
International	98,651	145,024
Corporate services	78,068	66,251
Total assets	$910,869	$769,506

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Geographic Information

The following table presents the Company’s revenue by geographic region for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue
United States	$140,342	$113,420	$283,770	$232,473
United Kingdom	26,180	30,049	52,089	74,385
Other international countries	6,013	2,811	11,329	5,098
Total revenue	$172,535	$146,280	$347,188	$311,956

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $47.2 million and $50.5 million at June 30, 2016 and 2015, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

9.	Commitments and Contingencies

Litigation

On March 8, 2013, Flemming Kristensen, on behalf of himself and others similarly situated, filed a purported class action lawsuit in the U.S. District Court of Nevada against the Company and other unaffiliated lenders and lead providers. The lawsuit alleges that the lead provider defendants sent unauthorized text messages to consumers on behalf of the Company and the other lender defendants in violation of the Telephone Consumer Protection Act. The complaint seeks class certification, statutory damages, an injunction against “wireless spam activities,” and attorneys’ fees and costs. The Company filed an answer to the complaint denying all liability. On March 26, 2014, the Court granted class certification. On July 20, 2015, the court granted the Company’s motion for summary judgment, denied Plaintiff’s motion for summary judgment and, on July 21, 2015, entered judgment in favor of the Company. Plaintiff filed a motion for reconsideration, which was denied. On May 3, 2016, Plaintiff filed a notice of appeal of the order granting summary judgment for the Company, the judgment in favor of the company, and the order denying Plaintiff’s motion to reconsider. Plaintiff’s appellate brief is due on August 11, 2016. Neither the likelihood of an unfavorable appellate decision nor the ultimate liability, if any, with respect to this matter can be determined at this time, and the Company is currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, Contingencies–Loss Contingencies–Glossary, for this litigation. The Company believes that the Plaintiff’s claims in the complaint are without merit and intends to vigorously defend this lawsuit.

The Company is also a defendant in certain routine litigation matters encountered in the ordinary course of its business. Certain of these matters may be covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Headquarters Relocation

During 2014 the Company accelerated the lease expiration date for approximately 86,000 rentable square feet at its prior headquarters office space effective June 30, 2015. The Company relocated to its current headquarters in 2015 and recognized an expense of $3.7 million which was included as “General and administrative expense” and consisted of a lease exit liability of $2.9 million for the remaining lease payments, net of estimated sublease income of $1.7 million, and $0.8 million for the removal of property and restoration costs related to the prior headquarters lease. The Company does not expect to incur further material costs related to the relocations.

The following table is a summary of the exit and disposal activity and liability balances as a result of the headquarters relocation for the six months ended June 30, 2016 and 2015 (in thousands):

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Lease Termination Costs	Other Exit Costs	Total
Balance at January 1, 2015	$707	$—	$707
Additions	2,763	717	3,480
Payments	(1,106)	—	(1,106)
Balance at June 30, 2015	$2,364	$717	$3,081

Balance at January 1, 2016	$1,425	$204	$1,629
Payments	(535)	—	(535)
Adjustments	160	(69)	91
Balance at June 30, 2016	$1,050	$135	$1,185

10.	Derivative Instruments

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

The Company’s derivative instruments are presented in its financial statements on a net basis. The Company had no outstanding derivative instruments as of June 30, 2016. The following table presents information related to the Company’s derivative instruments as of June 30, 2015 and December 31, 2015 (dollars in thousands):

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

(1)

As of June 30, 2015 and December 31, 2015, the Company had no gross amounts of recognized derivative instruments that the Company makes an accounting policy election not to offset. In addition, there is no financial collateral related to the Company’s derivatives. The Company has no assets or liabilities that are subject to an enforceable master netting agreement or similar arrangement.

(2)	Represents the fair value of forward currency contracts, which is recorded in “Accounts payable and accrued expenses” in the consolidated balance sheets.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents information on the effect of derivative instruments on the consolidated results of operations and accumulated other comprehensive income (“AOCI”) for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Gains (Losses)				Gains (Losses)
	Recognized in		Gains (Losses)		Reclassified From
	Income		Recognized in AOCI		AOCI into Income
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
Non-designated derivatives:
Forward currency exchange contracts(1)	$—	$(1,733)	$—	$—	$—	$—
Total	$—	$(1,733)	$—	$—	$—	$—

	Gains (Losses)				Gains (Losses)
	Recognized in		Gains (Losses)		Reclassified From
	Income		Recognized in AOCI		AOCI into Income
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
Non-designated derivatives:
Forward currency exchange contracts(1)	$3,020	$2,196	$—	$—	$—	$—
Total	$3,020	$2,196	$—	$—	$—	$—

(1)	The gains (losses) on these derivatives substantially offset the (losses) gains on the economically hedged portion of the foreign intercompany balances.

11.	Related Party Transactions

A current officer of the Company has an ongoing ownership interest in the small business from which the Company acquired certain assets and assumed certain liabilities in June 2015 (see Note 2 for additional information). In the normal course of business, the Company attains certain customer relationships from the small business by entering into transactions with the customers to provide additional RPA financing. In these transactions, the Company satisfies the customer’s existing RPA balance with the small business which terminates such customer’s responsibilities to the small business. During the six months ended June 30, 2016, the Company paid $0.3 million to the small business to satisfy customers’ existing RPA balances. Pursuant to the acquisition, a subsidiary of the Company issued a promissory note to the small business in the amount of $3.0 million (the “Promissory Note”) and granted the company an opportunity to earn certain contingent purchase consideration (see Note 2 for additional information), both of which are guaranteed by the Company. The Promissory Note accrues interest at a rate of 4.0% per annum and will mature on June 23, 2018. During the six months ended June 30, 2016, the Company incurred interest expense of $60 thousand related to the Promissory Note. In addition, as a condition precedent to the acquisition, a subsidiary of the Company executed a Transition Services Agreement with the small business from which the Company acquired certain assets whereby it agreed to provide certain transition services to the business for three years following the acquisition. During the six months ended June 30, 2016, the Company was paid $20 thousand for such services.

After the Spin-off, Cash America charged the Company a transition services fee related to utilization of financial reporting systems and accounts payable processing that was included in general and administrative expenses. The Company recorded $0.3 million in expense for these services for the six months ended June 30, 2015. The Company transitioned to its own financial reporting system in late 2015, and the transition services agreement with Cash America ended on December 31, 2015.

The Company and Cash America entered into an agreement in conjunction with the Spin-off for the Company to administer the consumer loan underwriting model utilized by Cash America’s Retail Services Division in exchange for a fee per transaction paid to the Company as well as the reimbursement of the Company’s direct third-party costs incurred in providing the service. The Company received $0.5 million and $0.6 million for the six months ended June 30, 2016 and 2015, respectively, pursuant to this agreement.

Since May 30, 2014, amounts due from or due to Cash America have been settled a month in arrears. The balance due from Cash America of $0.1 million as of each of June 30, 2016 and 2015 and December 31, 2015 is included in “Other receivables and prepaid expenses” in the consolidated balance sheets.

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

The Company is required to evaluate the VIEs for consolidation. The Company has the ability to direct the activities of the VIEs that most significantly impact the economic performance of the entities as the servicer of the securitized loan receivables. Additionally, the Company has the right to receive residual payments, which expose it to potentially significant losses and returns. Accordingly, the Company determined it is the primary beneficiary of the VIEs and is required to consolidate them.

The assets and liabilities related to the VIEs are included in the Company’s consolidated financial statements and are accounted for as secured borrowings.

The Company parenthetically discloses on its consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and the VIE liabilities if the VIE’s creditors have no recourse against the Company’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with the Company’s securitization entities were as follows (dollars in thousands):

	June 30,		December 31,
	2016	2015	2015
Assets
Cash and cash equivalents	$105	$—	$—
Restricted cash and cash equivalents	13,930	—	—
Loans and finance receivables, net	142,289	—	—
Other receivables and prepaid expenses	2	—	—
Total assets	$156,326	$—	$—
Liabilities
Accounts payable and accrued expenses	$681	$—	$—
Long-term debt	103,898	—	—
Total liabilities	$104,579	$—	$—

13.	Fair Value Measurements

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

During the six months ended June 30, 2016 and 2015, there were no transfers of assets or liabilities in or out of Level 1, Level 2 or Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016 and 2015 and December 31, 2015 are as follows (dollars in thousands):

	June 30,	Fair Value Measurements Using
	2016	Level 1	Level 2	Level 3
Financial assets (liabilities):
Non-qualified savings plan assets(1)	1,550	1,550	—	—
Contingent consideration	(5,658)	—	—	(5,658)
Total	$(4,108)	$1,550	$—	$(5,658)

	June 30,	Fair Value Measurements Using
	2015	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$(69)	$—	$(69)	$—
Non-qualified savings plan assets(1)	1,077	1,077	—	—
Contingent consideration	(6,140)	—	—	(6,140)
Total	$(5,132)	$1,077	$(69)	$(6,140)

	December 31,	Fair Value Measurements Using
	2015	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$151	$—	$151	$—
Non-qualified savings plan assets(1)	1,075	1,075	—	—
Contingent consideration	(5,658)	—	—	(5,658)
Total	$(4,432)	$1,075	$151	$(5,658)

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

The changes in the fair value of the contingent consideration, which is a Level 3 liability measured at fair value on a recurring basis, are summarized in the table below for the six months ended June 30, 2016 (dollars in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Contingent consideration	Total
Balance at December 31, 2014	$—	$—
Issuance of contingent consideration	6,140	6,140
Balance at June 30, 2015	$6,140	$6,140

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Contingent consideration	Total
Balance at December 31, 2015	$5,658	$5,658
Adjustments	—	—
Balance at June 30, 2016	$5,658	$5,658

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At June 30, 2016 and 2015 and December 31, 2015, there were no assets or liabilities recorded at fair value on a non-recurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of June 30, 2016 and 2015 and December 31, 2015 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	June 30,	Fair Value Measurements Using
	2016	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$39,167	$39,167	$—	$—
Short-term loans and line of credit accounts, net (1)	145,445	—	—	145,445
Installment loans and RPAs, net (1)(4)	344,545	—	—	379,794
Restricted cash (5)	34,601	34,601	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$570,461	$73,768	$—	$531,942
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,833	$—	$—	$1,833
Promissory note	3,000	—	—	3,018
Securitization Notes	106,846	—	106,846	—
Senior Notes	495,235	—	396,250	—
Total	$606,914	$—	$503,096	$4,851

	Balance at
	June 30,	Fair Value Measurements Using
	2015	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$96,237	$96,237	$—	$—
Short-term loans and line of credit accounts, net (1)	108,567	—	—	108,567
Installment loans and RPAs, net (1)	208,887	—	—	208,887
Restricted cash	7,877	7,877	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$428,271	$104,114	$—	$324,157
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,428	$—	$—	$1,428
Promissory note	3,000	—	—	3,000
Senior Notes	494,516	—	481,150	—
Total	$498,944	$—	$481,150	$4,428

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Balance at
	December 31,	Fair Value Measurements Using
	2015	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$42,066	$42,066	$—	$—
Short-term loans and line of credit accounts, net (1)	129,269	—	—	129,269
Installment loans and RPAs, net (1)	305,364	—	—	283,700
Restricted cash	7,379	7,379	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$490,781	$49,445	$—	$419,672
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,756	$—	$—	$1,756
Promissory note	3,000	—	—	2,984
Credit agreement borrowings	58,400	—	—	58,400
Senior Notes	494,867	—	374,500	—
Total	$558,023	$—	$374,500	$63,140

(1)	Short-term loans, line of credit accounts, installment loans and RPAs are included in “Loans and finance receivables, net” in the consolidated balance sheets.
(2)	Investment in unconsolidated investee is included in “Other assets” in the consolidated balance sheets.
(3)	See Note 4 for additional information related to the investment in unconsolidated investee.
(4)	Installment loan and RPAs, net include $142.3 million in net assets of consolidated VIEs as of June 30, 2016.
(5)	Restricted cash includes $13.9 million in assets of consolidated VIEs as of June 30, 2016.

Cash and cash equivalents and restricted cash bear interest at market rates and have original maturities of less than 90 days. The carrying amount of restricted cash and cash equivalents approximates fair value.

Short-term loans, line of credit accounts, installment loans and RPAs are carried in the consolidated balance sheet net of the allowance for estimated losses, which is calculated by applying historical loss rates combined with recent default trends to the gross receivable balance. Short-term loans and line of credit accounts have relatively short maturity periods that are generally 12 months or less. The unobservable inputs used to calculate the fair value of these receivables include historical loss rates, recent default trends and estimated remaining loan term; therefore, the carrying value approximates the fair value. The fair value of installment loans and RPAs is estimated using discounted cash flow analyses, which consider interest rates on loans and discounts offered for receivables with similar terms to customers with similar credit quality, the timing of expected payments, estimated customer default rates and/or valuations of comparable portfolios. As of June 30, 2016, the fair value of the Company’s installment loans and RPAs was greater than the carrying value of these loans and finance receivables, and as of December 31, 2015, the fair value of the Company’s installment loans and RPAs was lower than the carrying value of these loans and finance receivables. This variance is a result of a change in the valuation technique used for certain portions of the installment loan and RPA portfolio. Unsecured installment loans typically have terms between two and 60 months. RPAs typically have estimated delivery terms between six and 18 months.

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans the Company arranges for consumers on the third-party lenders’ behalf and is required to purchase any defaulted loans it has guaranteed. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company was $1.8 million, $1.4 million and $1.7 million as of June 30, 2016 and 2015 and December 31, 2015, respectively. The Company measures the fair value of its liability for third-party lender-owned consumer loans under Level 3 inputs. The fair value of these liabilities is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value of these liabilities approximates the fair value.

The Company measures the fair value of the Promissory Note using Level 3 inputs. The fair value of the Promissory Note is estimated using a discounted cash flow analysis. As of June 30, 2016, the Promissory Note had a higher fair value than the carrying value. As of December 31, 2015, the Promissory Note had a lower fair value than the carrying value.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company measures the fair value of its Securitization Notes using Level 2 inputs. The fair value of the Company’s Senior Notes is estimated based on quoted prices in markets that are not active. As of June 30, 2016, the fair value of the Company’s Securitization Notes approximated the carrying value.

The Company measures the fair value of its Credit Agreement borrowings using Level 3 inputs. The Company considered the fair value of its other long-term debt and the timing of expected payment(s). As of December 31, 2015, the fair value of the Company’s Credit Agreement borrowings approximated the carrying value.

The Company measures the fair value of its Senior Notes using Level 2 inputs. The fair value of the Company’s Senior Notes is estimated based on quoted prices in markets that are not active. As of June 30, 2016 and 2015 and December 31, 2015, the Company’s Senior Notes had a lower fair market value than the carrying value based on the price of the last trade of the Senior Notes.

The Company measures the fair value of its investment in unconsolidated investee using Level 3 inputs. Because the unconsolidated investee is a private company and financial information is limited, the Company estimates the fair value based on the best available information at the measurement date. As of June 30, 2016 and 2015 and December 31, 2015 the Company estimated the fair value of its investment to be approximately equal to the book value.

14.	Condensed Consolidating Financial Statements

The Company’s Notes are unconditionally guaranteed by certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) and are not secured by its other subsidiaries (the “Non-Guarantor Subsidiaries”). The Guarantor Subsidiaries are 100% owned, all guarantees are full and unconditional, and all guarantees are joint and several. As a result of the guarantee arrangements, the Company is required to present the following condensed consolidating financial statements.

The condensed consolidating financial statements reflect the investments in subsidiaries of the Company using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Condensed consolidating financial statements of Enova International, Inc. (the “Parent”), its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of June 30, 2016 and December 31, 2015 and for the periods ended June 30, 2016 are shown on the following pages. Such statements as of and for the periods ended June 30, 2015 are not presented as the Parent has no independent assets or operations and the Non-Guarantor Subsidiaries were minor (as defined in Rule 3-10(h)(6) of Regulation S-X of the Securities Act, having total assets, stockholders’ equity, revenue, income (loss) before taxes and cash flows from operating activities of less than 3% of the Company’s corresponding consolidated amounts). Total assets, income (loss) before taxes and cash flows from operating activities for the Non-Guarantor Subsidiaries exceeded the 3% threshold for the periods ended June 30, 2016, and as a result, the present condensed consolidating financial statements are provided.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 30, 2016

(dollars in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$37,311	$1,856	$—	$39,167
Restricted cash	—	20,671	13,930	—	34,601
Loans and finance receivables, net	—	340,130	149,860	—	489,990
Income taxes receivable	—	—	—	—	—
Other receivables and prepaid expenses	154	18,079	235	—	18,468
Property and equipment, net	—	46,852	354	—	47,206
Goodwill	—	267,013	—	—	267,013
Intangible assets, net	—	5,939	7	—	5,946
Investment in subsidiaries	262,271	18,641	—	(280,912)	—
Intercompany receivable	402,271	—	—	(402,271)	—
Other assets	614	7,864	—	—	8,478
Total assets	$665,310	$762,500	$166,242	$(683,183)	$910,869
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$4,161	$69,528	$1,486	$-	$75,175
Intercompany payables	—	352,511	49,762	(402,273)	—
Income taxes currently payable	(47,687)	50,593	6	—	2,912
Deferred tax liabilities, net	(371)	20,539	(491)	—	19,677
Long-term debt	484,926	—	103,898	—	588,824
Total liabilities	441,029	493,171	154,661	(402,273)	686,588
Commitments and contingencies
Stockholders' equity	224,281	269,329	11,581	(280,910)	224,281
Total liabilities and stockholders' equity	$665,310	$762,500	$166,242	$(683,183)	$910,869

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2016

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$135,010	$38,334	$(809)	$172,535
Cost of Revenue	—	38,001	27,452	—	65,453
Gross Profit	—	97,009	10,882	(809)	107,082
Expenses
Marketing	—	25,358	239	—	25,597
Operations and technology	—	19,954	981	—	20,935
General and administrative	105	26,886	1,333	(809)	27,515
Depreciation and amortization	—	4,207	21	—	4,228
Total Expenses	105	76,405	2,574	(809)	78,275
Income (Loss) from Operations	(105)	20,604	8,308	—	28,807
Interest expense, net	(13,179)	311	(3,158)	—	(16,026)
Foreign currency transaction gain	471	—	—	—	471
Income (Loss) before Income Taxes and Equity in Net Earnings of Subsidiaries	(12,813)	20,915	5,150	—	13,252
Provision for income taxes	(5,018)	7,802	2,280	—	5,064
Income (loss) before Equity in Net Earnings of Subsidiaries	(7,795)	13,113	2,870	—	8,188
Net earnings of subsidiaries	15,983	2,870	—	(18,853)	—
Net Income (Loss)	$8,188	$15,983	$2,870	$(18,853)	$8,188
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain	(3,689)	(4,610)	919	3,691	(3,689)
Total other comprehensive (loss) gain, net of tax	(3,689)	(4,610)	919	3,691	(3,689)
Comprehensive Income (Loss)	$4,499	$11,373	$3,789	$(15,162)	$4,499

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2016

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$308,146	$40,540	$(1,498)	$347,188
Cost of Revenue	—	104,446	30,584	—	135,030
Gross Profit	—	203,700	9,956	(1,498)	212,158
Expenses
Marketing	—	46,140	638	—	46,778
Operations and technology	—	39,137	1,932	—	41,069
General and administrative	148	54,328	2,462	(1,498)	55,440
Depreciation and amortization	—	8,175	40	—	8,215
Total Expenses	148	147,780	5,072	(1,498)	151,502
Income (Loss) from Operations	(148)	55,920	4,884	—	60,656
Interest expense, net	(26,451)	736	(6,226)	—	(31,941)
Foreign currency transaction gain	2,039	—	—	—	2,039
Income (Loss) before Income Taxes and Equity in Net Earnings of Subsidiaries	(24,560)	56,656	(1,342)	—	30,754
Provision for income taxes	(10,145)	23,402	(554)	—	12,703
Income (loss) before Equity in Net Earnings of Subsidiaries	(14,415)	33,254	(788)	—	18,051
Net earnings of subsidiaries	32,466	(788)	—	(31,678)	—
Net Income (Loss)	$18,051	$32,466	$(788)	$(31,678)	$18,051
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain	(3,825)	(5,258)	1,430	3,828	(3,825)
Total other comprehensive (loss) gain, net of tax	(3,825)	(5,258)	1,430	3,828	(3,825)
Comprehensive Income (Loss)	$14,226	$27,208	$642	$(27,850)	$14,226

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2016

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities	$87,625	$71,778	$49,481	$(28,377)	$180,507
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	—	(456,816)	(148,898)	—	(605,714)
Loans and finance receivables repaid	—	410,445	5,085	—	415,530
Change in restricted cash	—	(14,005)	(13,930)	—	(27,935)
Purchases of property and equipment	—	(7,559)	(90)	—	(7,649)
Capital contributions to subsidiaries	(29,163)	(5,250)	—	34,413	—
Other investing activities	—	95	—	—	95
Net cash used in investing activities	(29,163)	(73,090)	(157,833)	34,413	(225,673)
Cash Flows from Financing Activities
Payments for (proceeds from) member's equity	—	786	5,250	(6,036)	—
Debt issuance costs paid	—	—	(3,271)	—	(3,271)
Treasury shares purchased	(62)	—	—	—	(62)
Borrowings under revolving line of credit	20,000	—	—	—	20,000
Repayments under revolving line of credit	(78,400)	—	—	—	(78,400)
Borrowings under securitization facility	—	—	162,761	—	162,761
Repayments under securitization facility	—	—	(55,915)	—	(55,915)
Net cash provided by (used in) financing activities	(58,462)	786	108,825	(6,036)	45,113
Effect of exchange rates on cash	—	(3,090)	244	—	(2,846)
Net decrease in cash and cash equivalents	—	(3,616)	717	—	(2,899)
Cash and cash equivalents at beginning of year	—	40,927	1,139	—	42,066
Cash and cash equivalents at end of period	$—	$37,311	$1,856	$—	$39,167

15.	Subsequent Events

Subsequent events have been reviewed through the date these financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services. In 2015, we extended approximately $1.9 billion in credit to borrowers. As of June 30, 2016, we offered or arranged loans to consumers in 33 states in the United States and in the United Kingdom, Australia, Canada and Brazil. We also offered financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financings, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through June 30, 2016, we have completed over 37.3 million customer transactions and collected approximately 12 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include short-term loans, line of credit accounts, installment loans and receivables purchase agreements (“RPAs”).

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

Our flexible and scalable technology platform allows us to process and complete customers’ transactions quickly and efficiently. In 2015, we processed approximately 3.6 million transactions, and we continue to grow our loans and finance receivables portfolios and increase the number of customers we serve through desktop, tablet and mobile platforms. Our highly customizable technology platform allows us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In 2012, we launched a new product in the United States designed to serve near-prime customers, and in April 2014 we introduced a similar product in the United Kingdom. In June 2014, we launched a pilot program in Brazil, where we arrange financing for borrowers through a third party lender. In addition, in July 2014, we introduced a pilot program for a new line of credit product in the United States to serve the needs of small businesses. In June 2015, we further expanded our product offering by acquiring certain assets of a company that provides financing to small businesses by offering RPAs (see Note 2 in the Notes to Consolidated Financial Statements included in this report). These new products are intended to allow us to further diversify our product offerings, customer base and geographic scope. In the six-month period ended June 30, 2016, we derived 81.7% of our total revenue from the United States and 18.3% of our total revenue internationally, with 82.1% of international revenue (representing 15.0% of our total revenue) generated in the United Kingdom.

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

Once a potential customer submits an application, we quickly provide a credit or purchase decision. If a loan or financing is approved, we or our lending partners typically fund the loan or financing the next business day or, in some cases, the same day. During the entire process, from application through payment, we provide access to our well-trained customer service team. All of our operations, from customer acquisition through collections, are structured to build customer satisfaction and loyalty, in the event that a customer has a need for our products in the future. We have developed a series of sophisticated proprietary scoring models to support our various products. We believe that these models are an integral component of our operations and they allow us to complete a high volume of customer transactions while actively managing risk and the related quality of our loan and finance receivable portfolios. We believe our successful application of these technology innovations differentiates our capabilities relative to competitive platforms as evidenced by our history of strong growth and stable portfolio quality.

PRODUCTS AND SERVICES

Our online financing products and services provide customers with a deposit of funds into their bank account in exchange for a commitment to repay the amount deposited plus fees, interest and/or revenue. We originate, arrange, guarantee or purchase short-term consumer loans, line of credit accounts, installment loans and RPAs. We have one reportable segment that includes all of our online financial services.

•

Short-term consumer loans. Short-term consumer loans are unsecured loans written by us or by a third-party lender through our credit services organization and credit access business programs, which we refer to as our CSO programs, that we arrange and guarantee. As of June 30, 2016, we offered or arranged short-term consumer loans in 19 states in the United States, the United Kingdom and Canada. Short-term consumer loans generally have terms of seven to 90 days, with proceeds promptly deposited in the customer’s bank account in exchange for a pre-authorized debit from their account. Due to the credit risk and high transaction costs of serving our customer segment, the interest and/or fees we charge are generally considered to be higher than the interest or fees charged to consumers with superior credit histories by banks and similar lenders who are typically unwilling to make unsecured loans to alternative credit consumers. Our short-term consumer loans contributed approximately 27.2% of our total revenue for the six months ended June 30, 2016 and 31.8% for the six months ended June 30, 2015.

•

Line of credit accounts. We offer consumer line of credit accounts in seven states in the United States and business line of credit accounts in 24 states in the United States, which allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with the terms of their line of credit account. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit. As a result of regulatory changes in 2014, we discontinued offering line of credit accounts to customers in the United Kingdom effective January 1, 2015. Our line of credit accounts contributed approximately 28.6% of our total revenue for the six months ended June 30, 2016 and 31.0% for the six months ended June 30, 2015.

•

Installment loans. Installment loans are longer-term loans that require the outstanding principal balance to be paid down in multiple installments. We offer, or arrange through our CSO programs, multi-payment unsecured consumer installment loan products in 16 states in the United States and in the United Kingdom, Australia and Brazil. Terms for our installment loan products range between two and 60 months. These loans generally have higher principal amounts than short-term loans. The loan may be repaid early at any time with no prepayment charges. Our installment loans contributed approximately 41.1% of our total revenue for the six months ended June 30, 2016 and 36.9% for the six months ended June 30, 2015.

•

Receivables purchase agreements. Under RPAs, small businesses receive funds in exchange for a portion of the business’s future receivables at an agreed upon discount. In contrast, lending is a commitment to repay principal and interest. A small business customer who enters into a RPA commits to delivering a percentage of its receivables through ACH or wire debits or by splitting credit card receipts until all purchased receivables are delivered. We offer RPAs in all 50 states and in Washington D.C. in the United States. Revenue earned from RPAs contributed 2.8% of our total revenue for the six months ended June 30, 2016 and less than 0.1% for the six months ended June 30, 2015.

•

CSO Programs. Through our CSO programs, we provide services related to third-party lenders’ short-term and installment consumer loan products by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under our CSO programs include credit-related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents, or CSO loans. Under our CSO programs, we guarantee consumer loan payment obligations to the third party lender in the event the customer defaults on the loan. When a consumer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the consumer, to provide certain services, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. For CSO loans, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. We in turn are responsible for assessing whether or not we will guarantee such loan. The guarantee represents an obligation to purchase specific short-term loans, which generally have terms of less than 90 days, and specific installment loans, which have terms of four to 12 months, if they go into default.

As of June 30, 2016 and 2015, the outstanding amount of active short-term consumer loans originated by third-party lenders under the CSO programs was $24.5 million and $27.7 million, respectively, which were guaranteed by us.

As of June 30, 2016 and 2015, the outstanding amount of active installment loans originated by third-party lenders under the CSO programs was $6.8 million and $3.8 million, respectively, which were guaranteed by us.

•

Bank program. In March 2016, we launched a program with a state-chartered bank where we currently provide technology, loan servicing and marketing services to the bank in 10 states in the United States. Our bank partner offers unsecured consumer installment loans with an annual percentage rate, or APR, at or below 36%. We also have the ability to purchase loans originated through this program. We plan to grow this program through expanding to more states and adding additional partners. Revenue generated from this program for the six months ended June 30, 2016 was less than 0.1% of our total revenue.

OUR MARKETS

We currently provide our services in the following countries:

•

United States. We began our online business in the United States in May 2004. As of June 30, 2016, we provide services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, Headway Capital at www.headwaycapital.com and The Business Backer at www.businessbacker.com.

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
•

Canada. We began providing services in Canada in October 2009. As of June 30, 2016, we provide services in the provinces of Ontario, British Columbia, Alberta and Saskatchewan under the name DollarsDirect at www.dollarsdirect.ca.

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

RECENT REGULATORY DEVELOPMENTS

Consumer Financial Protection Bureau

On June 2, 2016, the CFPB issued its Notice of Proposed Rulemaking (the “Proposed Rule”) on Payday, Vehicle Title, and Certain High-Cost Installment Loans. The Proposed Rule would impose significant limitations on all short-term and installment loans with APRs above 36%, including all of our short-term loan products and certain of our installment loan products. Among other provisions, the Proposed Rule requires lenders to conduct a specific assessment regarding a borrower’s ability to repay, including a requirement to verify borrowers’ income and major financial obligations. The Proposed Rule also includes limitations on the number of loans that certain borrowers can have within a specified time frame and requires additional disclosures in loan documents and notices regarding payments. The Proposed Rule was published in the Federal Register on July 22, 2016, and comments on the Proposed Rule are due to the CFPB by October 7, 2016. The CFPB will review all submitted comments before issuing a final rule. The issuance of the final rule is not expected until mid-2017, and the implementation date of the final rule is not expected until mid to late-2018. We do not currently know the nature and extent of the final rule that the CFPB will adopt. As a result, it is not currently possible to predict the ultimate scope, extent, nature, timing or effect of any rule eventually adopted and made effective by the CFPB. We cannot give any assurances that the effect of such rule will not have a material impact on our U.S. products and services.

On July 28, 2016, the CFPB, pursuant to the authority provided in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issued an outline of proposals pertaining to third-party debt collectors and others covered by the Fair Debt Collection Practices Act (the “FDCPA”) that is intended to increase consumer protection during debt collection (“Debt Collection Outline”). In the Debt Collection Outline, the CFPB is considering substantive rules under the FDCPA that would, among other proposals: (i) require collectors to substantiate the debt and confirm that they have sufficient consumer information before starting collection; (ii) limit communication attempts to six per week through any point of contact; (iii) make it easier for consumers to stop specific ways collectors are contacting them; (iv) prohibit collectors from communicating with certain parties for 30 days after a consumer’s death; (v) make it easier for consumers to dispute debts by, among other proposals, requiring collectors to include more specific information about the debt in the initial collection notices sent to consumers as well as a “tear-off” portion of the notice that consumers could send back to the collector; (vi) require collectors to verify a debt through a written report if the debt is disputed in writing by a consumer; (vii) prohibit collectors from continuing collection efforts or suing for debt until the necessary documentation is checked if a consumer disputes the debt; and (viii) require a subsequent holder of a debt to resolve any outstanding dispute about the debt before attempting to collect.

The proposals in the Debt Collection Outline would apply to our collection of debt originated by other lenders, including under our CSO programs and our bank program. The proposals in the Debt Collection Outline would not apply to our collection of debt that we originate; however, the CFPB has announced that it plans to address consumer protection issues involving first-party debt collectors and creditors separately. The CFPB published its Debt Collection Outline in preparation for convening a Small Business Review Panel to determine whether its proposal could have a significant economic impact on small businesses. The Debt Collection Outline does not include proposed or final rules, and any future rules could be significantly different from those in the Debt Collection Outline. The CFPB has not yet defined a date for any proposed rules related to debt collection nor has it defined the effective date for the implementation of final rules. We cannot give any assurances that the effect of such rules will not have a material impact on our U.S. products and services.

Financial Conduct Authority and Competition and Markets Authority

During the six months ended June 30, 2016 and 2015, our U.K. operations generated 15.0% and 23.9%, respectively, of our consolidated total revenue. Regulatory changes in the United Kingdom during 2014 significantly affected our results from our U.K. operations as described below.

In the United Kingdom, supervision of consumer credit was transferred on April 1, 2014 to the Financial Conduct Authority, (the “FCA”) and pursuant to new legislation, the FCA is authorized to adopt prescriptive rules and regulations. As required by the 2013 amendment to the Financial Services and Markets Act 2000, or FSMA, the FCA implemented a cap on the total cost of high-cost short-term credit, effective January 2, 2015. The final rule reflects a maximum rate of 0.8% of principal per day, and limits the total fees, interest (including post-default interest) and charges (including late fees which are capped at £15) to an aggregate amount not to exceed 100% of the principal amount loaned. The rule required us to make changes to all of our high-cost short-term products in the United Kingdom. As a result of the final rule, we discontinued offering line of credit accounts to new customers in the United Kingdom in late 2014 and, effective January 1, 2015, we discontinued draws on existing accounts in the United Kingdom.

On January 29, 2016, we received full authorization from the FCA to provide consumer credit and to perform related activities for both of our U.K. businesses. We will be required to continue to satisfy certain minimum standards set out in the FSMA, which may result in additional costs to us.

On August 13, 2015, the Competition and Markets Authority (the “CMA”) published a final order which will require online lenders to provide details of their products on at least one price comparison website which is authorized by the FCA once the FCA publishes rules concerning price comparison websites. The CMA will also require online and storefront lenders to provide existing customers with a summary of their cost of borrowing as of August 13, 2016. The summary cost of borrowing statement requires disclosure of the cost of the consumer’s most recent loan, the cumulative cost of borrowing over the previous 12 months and the impact of a late repayment. On October 28, 2015, FCA issued a consultation paper that, among other things, proposed additional regulations regarding the price comparison website and the summary cost of borrowing statement. Comments on the proposals were due to the FCA by January 28, 2016, and on May 26, 2016, the FCA published its Policy Statement setting forth the final rules for price comparison websites. Price comparison websites must be in compliance with the FCA’s final rules by December 1, 2016. The obligations on lenders arising from the FCA’s final rules on price comparison websites do not come into effect until January 1, 2017 and May 23, 2017, and we are confident in our ability to comply with those requirements in a timely manner. We do not currently know how the rules regarding price comparison websites will affect our business operations. If the implementation negatively impacts consumer acceptance of our products or the consumer experience in obtaining loans or if it otherwise significantly restricts the conduct of our business, such implementation could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

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

On February 2, 2016, the European Commission and the United States agreed on a new framework for transatlantic data flows, the “EU-US Privacy Shield”, which will replace the invalidated Safe Harbor framework. The EU-US Privacy Shield is a framework designed by the U.S. Department of Commerce (the “Commerce Department”) and European Commission to provide companies on both sides of the Atlantic with a mechanism to comply with EU personal data from the European Union to the United States in support of transatlantic commerce. On July 12, 2016, the European Commission adopted the EU-US Privacy Shield, which consists of four components: (i) the privacy shield principles, which is a code of conduct outlining protections for the handling of personal data; (ii) oversight and enforcement; (iii) ombudsperson mechanism; and (iv) safeguards and limitations. The Commerce Department will begin accepting certifications to the EU-US Privacy Shield on August 1, 2016. We expect to apply for certification to the EU-US Privacy Shield, and in the interim, despite the invalidation of the Safe Harbor framework, we believe we are exempt from and/or are in compliance with all E.U. and U.K. privacy laws and regulations.

On June 23, 2016, the United Kingdom voted to exit the European Union. The details and timeline of the exit have not yet been finalized. When the United Kingdom exits the European Union, it is expected that the United Kingdom will establish a new framework for data flow between the United Kingdom and the United States or will agree to continue the protections of the EU-US Privacy Shield for the transfer of personal data into and out of the United Kingdom. We expect to comply with any framework established by the United Kingdom for the transfer of personal data into and out of the United Kingdom.

CRITICAL ACCOUNTING POLICIES

There have been no changes in critical accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

See Note 1 in the Notes to Consolidated Financial Statements included in this report for a discussion of recent accounting pronouncements.

RESULTS OF OPERATIONS

HIGHLIGHTS

Our financial results for the three-month period ended June 30, 2016, or the current quarter, are summarized below.

•

Consolidated total revenue increased $26.2 million, or 17.9%, to $172.5 million in the current quarter compared to $146.3 million for the three months ended June 30, 2015, or the prior year quarter. Domestic revenue increased $26.9 million, or 23.7%, to $140.3 million in the current quarter from $113.4 million for the prior year quarter while international revenue declined $0.7 million, or 2.0%, to $32.2 million from $32.9 million.

•	Consolidated gross profit increased $2.4 million, or 2.2%, to $107.1 million in the current quarter compared to $104.7 million in the prior year quarter.
•	Consolidated income from operations decreased $1.5 million, or 5.1%, to $28.8 million in the current quarter, compared to $30.3 million in the prior year quarter.
•

Consolidated net income was $8.2 million in the current quarter compared to $10.9 million in the prior year quarter. Consolidated diluted earnings per share was $0.25 in the current quarter compared to $0.33 in the prior year quarter.

OVERVIEW

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Loans and finance receivables revenue	$171,906	$145,848	$345,983	$311,119
Other	629	432	1,205	837
Total Revenue	172,535	146,280	347,188	311,956
Cost of Revenue	65,453	41,536	135,030	80,106
Gross Profit	107,082	104,744	212,158	231,850
Expenses
Marketing	25,597	24,707	46,778	48,863
Operations and technology	20,935	17,554	41,069	35,566
General and administrative	27,515	27,089	55,440	52,655
Depreciation and amortization	4,228	5,033	8,215	10,316
Total Expenses	78,275	74,383	151,502	147,400
Income from Operations	28,807	30,361	60,656	84,450
Interest expense, net	(16,026)	(12,904)	(31,941)	(26,209)
Foreign currency transaction gain (loss)	471	(31)	2,039	(975)
Income before Income Taxes	13,252	17,426	30,754	57,266
Provision for income taxes	5,064	6,562	12,703	21,872
Net Income	$8,188	$10,864	$18,051	$35,394
Diluted earnings per share	$0.25	$0.33	$0.54	$1.07

Revenue
Loans and finance receivables revenue	99.6%	99.7%	99.7%	99.7%
Other	0.4	0.3	0.3	0.3
Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue	37.9	28.4	38.9	25.7
Gross Profit	62.1	71.6	61.1	74.3
Expenses
Marketing	14.8	16.9	13.5	15.7
Operations and technology	12.1	12.0	11.7	11.4
General and administrative	16.0	18.5	16.0	16.9
Depreciation and amortization	2.5	3.4	2.4	3.3
Total Expenses	45.4	50.8	43.6	47.3
Income from Operations	16.7	20.8	17.5	27.0
Interest expense, net	(9.3)	(8.9)	(9.2)	(8.4)
Foreign currency transaction gain (loss)	0.3	—	0.6	(0.3)
Income before Income Taxes	7.7	11.9	8.9	18.3
Provision for income taxes	3.0	4.5	3.7	7.0
Net Income	4.7%	7.4%	5.2%	11.3%

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Income	$8,188	$10,864	$18,051	$35,394
Adjustments:
Lease termination and relocation costs(a)	—	3,480	—	3,480
Intangible asset amortization	276	4	596	7
Stock-based compensation expense	2,181	2,204	4,149	3,916
Foreign currency transaction (gain) loss	(471)	31	(2,039)	975
Cumulative tax effect of adjustments	(803)	(2,155)	(1,118)	(3,177)
Adjusted earnings	$9,371	$14,428	$19,639	$40,595

Diluted earnings per share	$0.25	$0.33	$0.54	$1.07
Adjustments:
Lease termination and relocation costs(a)	—	0.11	—	0.11
Intangible asset amortization	0.01	—	0.02	—
Stock-based compensation expense	0.06	0.07	0.12	0.12
Foreign currency transaction (gain) loss	(0.02)	—	(0.06)	0.03
Cumulative tax effect of adjustments	(0.02)	(0.07)	(0.03)	(0.10)
Adjusted earnings per share	$0.28	$0.44	$0.59	$1.23

(a)

In May 2015, the Company relocated its headquarters and as a result incurred $3.5 million of facility cease-use charges ($2.2 million net of tax) consisting of remaining lease obligations and disposal costs on its prior headquarters. See Note 9 in the Notes to Consolidated Financial Statements for additional information.

Adjusted EBITDA

The table below shows Adjusted EBITDA, which is a non-GAAP measure that we define as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, taxes, stock-based compensation expense and lease termination and relocation costs. Management believes Adjusted EBITDA is used by investors to analyze operating performance and evaluate our ability to incur and service debt and our capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess our estimated enterprise value. In addition, management believes that the adjustment for lease termination and relocation costs shown below is useful to investors in order to allow them to compare our financial results during the periods shown without the effect of the expense item. The computation of Adjusted EBITDA, as presented below, may differ from the computation of similarly-titled measures provided by other companies (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Income	$8,188	$10,864	$18,051	$35,394
Depreciation and amortization expenses	4,228	5,033	8,215	10,316
Interest expense, net	16,026	12,904	31,941	26,209
Foreign currency transaction (gain) loss	(471)	31	(2,039)	975
Provision for income taxes	5,064	6,562	12,703	21,872
Stock-based compensation expense	2,181	2,204	4,149	3,916
Adjustment:
Lease termination and relocation costs(a)	—	3,480	—	3,480
Adjusted EBITDA	$35,216	$41,078	$73,020	$102,162

Adjusted EBITDA margin calculated as follows:
Total Revenue	$172,535	$146,280	$347,188	$311,956
Adjusted EBITDA	35,216	41,078	73,020	102,162
Adjusted EBITDA as a percentage of total revenue	20.4%	28.1%	21.0%	32.7%

(a)

In May 2015, the Company relocated its headquarters and as a result incurred $3.5 million of facility cease-use charges ($2.2 million net of tax) consisting of remaining lease obligations and disposal costs on its prior headquarters.

Constant Currency Basis

In addition to reporting financial results in accordance with GAAP, we have provided certain other non-GAAP financial information on a constant currency basis. We operate in the United Kingdom, Australia, Canada and Brazil. During the current quarter and six months ended June 30, 2016, 18.7% and 18.3% of our revenue originated in currencies other than the U.S. Dollar, principally the British Pound Sterling. As a result, changes in our reported revenue and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide constant currency assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. All conversion rates below are based on the U.S. Dollar equivalent to one of the applicable foreign currencies:

	Three Months Ended
	June 30,
	2016	2015	% Change
British Pound	1.4350	1.5320	(6.3)%
Australian dollar	0.7460	0.7778	(4.1)%
Canadian dollar	0.7762	0.8135	(4.6)%
Brazilian real	0.2856	0.3257	(12.3)%

	Six Months Ended
	June 30,
	2016	2015	% Change
British Pound	1.4334	1.5242	(6.0)%
Australian dollar	0.7339	0.7825	(6.2)%
Canadian dollar	0.7522	0.8105	(7.2)%
Brazilian real	0.2710	0.3388	(20.0)%

Management believes that our non-GAAP constant currency assessments are a useful measure, as they indicate the actual growth and profitability of our operations.

Combined Loans and Finance Receivables Measures

In addition to reporting loans and finance receivables balance information in accordance with GAAP (see Note 3 in the Notes to Consolidated Financial Statements included in this report), we have provided Combined loans and finance receivables, gross, Combined loans and finance receivables, net, Allowance and liability for losses as a percent of loans and finance receivables, gross, Cost of revenue as a percent of average short-term combined loan balance, gross and Charge-offs (net of recoveries) as a percent of average short-term combined loan balance, gross, or, collectively, the Combined Loans and Finance Receivables Measures. The Combined Loans and Finance Receivables Measures are non-GAAP measures that include both loans and RPAs we own and loans we guarantee, which are either GAAP items or disclosures required by GAAP. See “—Loan and Finance Receivable Balances,” “—Loans and Finance Receivables Loss Experience” and “—Loans and Finance Receivables Loss Experience by Product” below for reconciliations between Company owned loans and finance receivables, gross, allowance and liability for losses, cost of revenue and charge-offs (net of recoveries) to the Combined Loans and Finance Receivables Measures.

Management believes these non-GAAP measures provide investors with important information needed to evaluate the magnitude of potential receivable losses and the opportunity for revenue performance of the loans and finance receivables portfolio on an aggregate basis. Management also believes that the comparison of the aggregate amounts from period to period is more meaningful than comparing only the amounts reflected on our balance sheet since both revenue and cost of revenue are impacted by the aggregate amount of receivables we own and those we guarantee as reflected in our financial statements.

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THREE MONTHS ENDED JUNE 30, 2015

Revenue and Gross Profit

Revenue increased $26.2 million, or 17.9%, to $172.5 million for the current quarter as compared to $146.3 million for the prior year quarter. On a constant currency basis, revenue increased by $28.6 million, or 19.5%, for the current quarter compared to the prior year quarter. Our domestic operations contributed an increase of $26.9 million, primarily resulting from a 46% increase in domestic line of credit account revenue and a 38.9% increase in domestic installment loan and RPA revenue in the current quarter compared to the prior year quarter driven by growth in our line of credit account and near-prime installment products. The increase in revenue from domestic operations was partially offset by a decrease in revenue of $0.7 million (an increase of $1.7 million on a constant currency basis) from our international operations, primarily due to regulatory changes in the United Kingdom.

Our gross profit increased by $2.4 million to $107.1 million for the current quarter from $104.7 million for the prior year quarter. On a constant currency basis, gross profit increased by $4.1 million for the current quarter compared to the prior year quarter. Our consolidated gross profit as a percentage of revenue, or our gross profit margin, decreased to 62.1% for the current quarter, from 71.6% for the prior year quarter. The decrease in gross profit margin was primarily driven by the continued strong growth of our domestic near-prime installment loan portfolio and RPA portfolio, resulting in a higher mix of those products in the total portfolio,, a higher mix of new customers, which requires higher loss provisions as new customers default at a higher rate than returning customers with a successful history of loan performance, and the wind-down of the U.K. line of credit in the prior year quarter. Gross profit from the discontinued U.K. line of credit product decreased $9.4 million in the current quarter compared to the prior year quarter. Excluding that discontinued product, our consolidated gross profit margin decreased to 61.2% for the current quarter from 67.1% for the prior year quarter. See “—Recent Regulatory Developments—Financial Conduct Authority” above for further information. Management expects the consolidated gross profit margin will continue to be influenced by the mix of loans to new and returning customers, the mix of lower yielding and higher yielding loan products, and loan originations for our U.K. operations.

The following tables set forth the components of revenue and gross profit, separated by product and between domestic and international for the current quarter and the prior year quarter (in thousands):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Revenue by product:
Short-term loans	$46,640	$48,495	$(1,855)	(3.8)%
Line of credit accounts	50,275	40,915	9,360	22.9
Installment loans and RPAs	74,991	56,438	18,553	32.9
Total loans and finance receivables revenue	171,906	145,848	26,058	17.9
Other	629	432	197	45.6
Total revenue	$172,535	$146,280	$26,255	17.9%

Revenue by product (% to total):
Short-term loans	27.0%	33.1%
Line of credit accounts	29.1	28.0
Installment loans and RPAs	43.5	38.6
Total loans and finance receivables revenue	99.6	99.7
Other	0.4	0.3
Total revenue	100.0%	100.0%

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Domestic:
Revenue	$140,342	$113,420	$26,922	23.7%
Cost of revenue	57,752	40,149	17,603	43.8
Gross profit	$82,590	$73,271	$9,319	12.7
Gross profit margin	58.8%	64.6%	(5.8)%	(9.0)%
International:
Revenue	$32,193	$32,860	$(667)	(2.0)%
Cost of revenue	7,701	1,387	6,314	455.2
Gross profit	$24,492	$31,473	$(6,981)	(22.2)
Gross profit margin	76.1%	95.8%	(19.7)%	(20.6)%
Total:
Revenue	$172,535	$146,280	$26,255	17.9%
Cost of revenue	65,453	41,536	23,917	57.6
Gross profit	$107,082	$104,744	$2,338	2.2
Gross profit margin	62.1%	71.6%	(9.5)%	(13.3)%

Loan and Finance Receivable Balances

Our loan and finance receivable balance in our consolidated financial statements for June 30, 2016 and 2015 was $563.8 million and $368.7 million, respectively, before the allowance for losses of $73.8 million and $51.3 million, respectively. The combined loan and finance receivable balance includes $31.2 million and $31.5 million as of June 30, 2016 and 2015, respectively, of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements for June 30, 2016 and 2015, respectively, before the liability for estimated losses of $1.8 million and $1.5 million provided in “Accounts payable and accrued expenses” in our consolidated financial statements for June 30, 2016 and 2015, respectively.

The ending portfolio balance of loans and finance receivables, net of allowance for losses, increased $172.5 million, or 54.3%, to $490.0 million as of June 30, 2016 from $317.5 million as of June 30, 2015, and the outstanding combined portfolio balance of loans and finance receivables, net of allowance and liability for estimated losses, increased $171.7 million, or 49.4%, to $519.4 million as of June 30, 2016 from $347.6 million as of June 30, 2015, primarily due to increased demand for our domestic near-prime installment product and growth of our loan and finance receivables portfolios serving the needs of small businesses. The outstanding loan balance for our domestic near-prime product increased 68.1% in the current quarter compared to the prior year quarter resulting in a domestic near-prime portfolio balance that comprises over 38% of our total loan and finance receivables portfolio balance while short-term loans comprised less than 14% of our total loan and finance receivables portfolio balance in the current quarter, compared to more than 21% in the prior year quarter. We expect this trend to continue as we increase the number of states offering a near-prime installment lending product under our bank program. Management expects the loan balances for our domestic near-prime installment loan product will continue to comprise a larger percentage of the total loan and finance receivable portfolio, due to customer demand for these products and their longer loan term. Additionally, our portfolio of loans and finance receivables serving the needs of small businesses continues to grow and now comprises more than 13% of our total loan and finance receivables portfolio. See “—Non-

GAAP Disclosure—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

The following tables summarize loan and finance receivable balances outstanding as of June 30, 2016 and 2015 (in thousands):

	As of June 30,
	2016			2015
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables balances:
Short-term loans	$58,798	$24,451	$83,249	$58,315	$27,717	$86,032
Line of credit accounts	118,030	—	118,030	73,539	—	73,539
Installment loans and RPAs	386,982	6,776	393,758	236,861	3,822	240,683
Total ending loans and finance receivables, gross	563,810	31,227	595,037	368,715	31,539	400,254
Less: Allowance and liabilities for losses(a)	(73,820)	(1,833)	(75,653)	(51,261)	(1,428)	(52,689)
Total ending loans and finance receivables, net	$489,990	$29,394	$519,384	$317,454	$30,111	$347,565
Allowance and liability for losses as a % of loans and finance receivables, gross	13.1%	5.9%	12.7%	13.9%	4.5%	13.2%

	As of June 30,
	2016			2015
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables:
Total domestic, gross	$482,801	$31,227	$514,028	$294,663	$31,539	$326,202
Total international, gross	81,009	—	81,009	74,052	—	74,052
Total ending loans and finance receivables, gross	$563,810	$31,227	$595,037	$368,715	$31,539	$400,254

(a)	GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(b)	Except for allowance and liability for estimated losses, amounts shown represent non-GAAP measures.

Average Amount Outstanding per Loan

The average amount outstanding per loan is calculated as the total combined consumer loans, gross balance at the end of the period divided by the total number of combined consumer loans outstanding at the end of the period. The following table shows the average amount outstanding per loan by product at June 30, 2016 and 2015:

	As of June 30,
	2016	2015
Average amount outstanding per loan (in ones)(a)
Short-term loans(b)	$446	$469
Line of credit accounts	1,230	802
Installment loans(b)(c)	1,907	1,749
Total loans(b)(c)	$1,173	$960

(a)	The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Excludes RPAs.

The average amount outstanding per consumer loan increased to $1,173 from $960 during the current quarter compared to the prior year quarter, primarily due to a greater mix of installment loans and line of credit accounts, which have higher average amounts outstanding relative to short-term loans, in the current quarter compared to the prior year quarter.

Average Loan Origination

The average loan origination amount is calculated as the total amount of combined loans originated and renewed for the period divided by the total number of combined consumer loans originated and renewed for the period. The following table shows the average loan origination amount by product for the current quarter compared to the prior year quarter:

	Three Months Ended
	June 30,
	2016	2015
Average loan origination amount (in ones) (a)
Short-term loans (b)	$451	$474
Line of credit accounts (c)	309	280
Installment loans (b)(d)	1,918	1,693
Total loans (b)(d)	$525	$520

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount increased to $525 from $520 during the current quarter compared to the prior year quarter, mainly due to a greater mix of installment loans, which have higher average amounts per loan relative to short-term loans.

Loans and Finance Receivables Loss Experience

The allowance and liability for estimated losses as a percentage of combined consumer loans and RPAs decreased to 12.7% as of June 30, 2016 from 13.2% as of June 30, 2015, primarily due to a greater concentration of our near-prime installment loans in the loans and finance receivables portfolio and, to a lesser extent, improved performance across most products, partially related to the maturing of our product offerings to include a higher percentage of customers with established payment histories and partially related to stricter underwriting standards for our U.K. business.

The cost of revenue in the current quarter was $65.4 million, which was composed of $64.8 million related to Company-owned loans and finance receivables and $0.6 million related to loans we guaranteed through the CSO programs. The cost of revenue in the prior year quarter was $41.6 million, which was composed of $41.1 million related to Company-owned loans and finance receivables and $0.5 million related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $58.6 million and $41.5 million in the current quarter and the prior year quarter, respectively.

The following tables show loan and finance receivable balances and fees receivable and the relationship of the allowance and liability for losses to the combined balances of loans and finance receivables for each of the last five quarters (in thousands):

	2015			2016
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Loans and finance receivables:
Gross - Company owned	$368,715	$445,547	$501,955	$495,906	$563,810
Gross - Guaranteed by the Company(a)	31,539	36,684	34,123	27,114	31,227
Combined loans and finance receivables, gross(b)	400,254	482,231	536,078	523,020	595,037
Allowance and liability for losses on loans and finance receivables	52,689	66,718	69,078	68,886	75,653
Combined loans and finance receivables, net(b)	$347,565	$415,513	$467,000	$454,134	$519,384
Allowance and liability for losses as a % of loans and finance receivables, gross(b)	13.2%	13.8%	12.9%	13.2%	12.7%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(b)	Non-GAAP measure.

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

Short-term Loans

Demand for our short-term loan product in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Following regulatory changes in the United Kingdom in 2014, demand for short-term loans in that market increased throughout 2015 and into 2016 while demand in the United States remained softer in comparison to 2015. Continued higher demand in the United Kingdom, partially offset by lower demand in the United States because of macroeconomic factors such as low unemployment, rising wages and low gas prices, led to lower short-term loan balances on a year-over-year basis as of the end of the second quarter of 2016.

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

The following table includes information related only to short-term loans and shows our loss experience trends for short-term loans for each of the last five quarters (in thousands):

	2015			2016
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Short-term loans:
Cost of revenue	$14,299	$18,315	$17,837	$13,276	$14,214
Charge-offs (net of recoveries)	12,683	17,226	18,125	16,540	11,720
Average short-term combined loan balance, gross:
Company owned(a)	52,677	60,399	59,298	55,839	54,324
Guaranteed by the Company(a)(b)	25,699	26,761	24,215	25,151	21,443
Average short-term combined loan balance, gross(a)(c)	$78,376	$87,160	$83,513	$80,990	$75,767
Ending short-term combined loan balance, gross:
Company owned	$58,315	$62,208	$58,793	$52,381	$58,798
Guaranteed by the Company(b)	27,717	25,966	25,151	20,534	24,451
Ending short-term combined loan balance, gross(c)	$86,032	$88,174	$83,944	$72,915	$83,249
Ending allowance and liability for losses	$15,472	$16,380	$15,950	$12,598	$14,746

Short-term loan ratios:
Cost of revenue as a % of average short-term combined loan balance, gross(a)(c)	18.2%	21.0%	21.4%	16.4%	18.8%
Charge-offs (net of recoveries) as a % of average short-term combined loan balance, gross(a)(c)	16.2%	19.8%	21.7%	20.4%	15.5%
Gross profit margin	70.5%	66.4%	65.0%	72.1%	69.5%
Allowance and liability for losses as a % of combined loan balance, gross(c)(d)	18.0%	18.6%	19.0%	17.3%	17.7%

(a)	The average short-term combined loan balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan balance, gross, is determined using period-end balances.

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

The gross profit margin is generally lower for line of credit accounts as compared to short-term loans because the highest levels of default are exhibited in the early stages of the account, while revenue is recognized over the term of the account. As a result, particularly in periods of higher growth, the gross profit margin will be lower for this product than for our short-term loan products. Conversely, in periods of declining originations and portfolio contraction, as was the case in the first half of 2015, the gross profit margin will be higher for this product. As of June 30, 2016, the U.K. line of credit portfolio balance, net of allowance for losses, was $32 thousand compared to $3.8 million as of June 30, 2015. The year over year increase in the allowance for losses as a percentage of loan balance was due to higher demand for the domestic line of credit product in the second quarter of 2016.

The following table includes information related only to line of credit accounts and shows our loss experience trends for line of credit accounts for each of the last five quarters (in thousands):

	2015			2016
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$4,870	$13,048	$17,816	$16,471	$17,251
Charge-offs (net of recoveries)	8,231	9,262	14,962	16,914	14,506
Average loan balance(a)	72,584	81,511	94,532	100,648	105,553
Ending loan balance	73,539	89,142	100,855	98,351	118,030
Ending allowance for losses balance	$9,091	$12,873	$15,727	$15,284	$18,029

Line of credit account ratios:
Cost of revenue as a % of average loan balance(a)	6.7%	16.0%	18.8%	16.4%	16.3%
Charge-offs (net of recoveries) as a % of average loan balance(a)	11.3%	11.4%	15.8%	16.8%	13.7%
Gross profit margin	88.1%	70.2%	60.5%	66.4%	65.7%
Allowance for losses as a % of loan balance(b)	12.4%	14.4%	15.6%	15.5%	15.3%

(a)	The average loan balance for line of credit accounts is the average of the month-end balances during the period.
(b)	Allowance for losses as a % of loan balance is determined using period-end balances.

Installment Loans and RPAs

The cost of revenue as a percentage of average loan and finance receivable balance for installment loans and RPAs is typically more consistent throughout the year as compared to short-term loans and line of credit accounts. Due to the scheduled monthly or bi-weekly payments and delivery of receivables that are inherent with installment loans and RPAs, we do not experience the higher level of repayments in the first quarter for these products as we experience with short-term loans and, to a lesser extent, line of credit accounts.

The gross profit margin is generally lower for the installment loan product than for other loan products, primarily because the highest levels of default are exhibited in the early stages of the loan, while revenue is recognized over the term of the loan. In addition, installment loans and RPAs typically have higher average originations. Another factor contributing to the lower gross profit margin is that the product yield for installment loans and RPAs is typically lower than the yield for the other financing products we offer. As a result, particularly in periods of higher growth for the installment loan and RPA portfolios, which has been the case in recent years, the gross profit margin is typically lower for this product than for our short-term loan and line of credit products. Our average installment combined loan and RPA portfolio balance outstanding at June 30, 2016 increased 67.9% in the current quarter compared to the prior year quarter. During the current quarter, we experienced a lower gross profit margin than we experienced in the prior year quarter as a result of the growth in our domestic near-prime installment portfolio and RPAs and a lower concentration of U.K. installment loans in the portfolio due to changes initiated in that market in 2014.

The following table includes information related only to our installment loans and RPAs and shows our loss experience trends for installment loans and RPAs for each of the last five quarters (in thousands):

	2015			2016
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Installment loans and RPAs:
Cost of revenue	$22,367	$34,251	$35,485	$39,830	$33,988
Charge-offs (net of recoveries)	20,627	24,553	35,470	36,541	32,332
Average installment and RPA combined loan and finance receivable balance, gross:
Company owned(a)	217,121	265,253	318,400	344,330	362,222
Guaranteed by the Company(a)(b)	2,281	7,822	10,667	7,476	6,094
Average installment and RPA combined loan and finance receivable balance, gross (a)(c)	$219,402	$273,075	$329,067	$351,806	$368,316
Ending installment and RPA combined loan and finance receivable balance, gross:
Company owned	$236,861	$294,197	$342,307	$345,174	$386,982
Guaranteed by the Company(b)	3,822	10,718	8,972	6,580	6,776
Ending installment and RPA combined loan and finance receivable balance, gross (c)	$240,683	$304,915	$351,279	$351,754	$393,758
Ending allowance and liability for losses	$28,126	$37,465	$37,401	$41,004	$42,878

Installment and RPA loan ratios:
Cost of revenue as a % of average installment and RPA combined loan and finance receivable balance, gross(a)(c)	10.2%	12.5%	10.8%	11.3%	9.2%
Charge-offs (net of recoveries) as a % of average installment and RPA combined loan and finance receivable balance, gross (a)(c)	9.4%	9.0%	10.8%	10.4%	8.8%
Gross profit margin	60.4%	48.4%	55.0%	48.6%	54.7%
Allowance and liability for losses as a % of combined loan and finance receivable balance, gross(c)(d)	11.7%	12.3%	10.6%	11.7%	10.9%

(a)	The average installment and RPA combined loan and finance receivable balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan and finance receivable balance, gross, is determined using period-end balances.

Total Expenses

Total expenses increased $3.9 million, or 5.2%, to $78.3 million in the current quarter, compared to $74.4 million in the prior year quarter. On a constant currency basis, total expenses increased $4.7 million, or 6.4%, for the current quarter compared to the prior year quarter.

Marketing expense increased to $25.6 million in the current quarter compared to $24.7 million in the prior year quarter. Higher domestic television advertising and direct mail costs were partially offset by lower international television advertising costs.

Operations and technology expense increased to $21.0 million in the current quarter compared to $17.6 million in the prior year quarter, primarily due to higher underwriting costs for our installment and RPA products in both our domestic operations, higher domestic transaction costs and higher software costs.

General and administrative expense increased $0.4 million, or 1.6%, to $27.5 million in the current quarter compared to $27.1 million in the prior year quarter, primarily due to higher personnel expenses resulting from our 2015 acquisition of certain assets of The Business Backer and higher incentive accruals due to stronger performance in the current quarter compared to the prior year quarter, partially offset by lower occupancy expense related to the relocation of our headquarters in the second quarter of 2015.

Depreciation and amortization expense decreased $0.8 million, or 16.0%, in the current quarter compared to the prior year quarter, primarily due to the acceleration of depreciation in the prior year quarter resulting from the early termination of our lease for the relocation of our headquarters that occurred in 2015.

Interest Expense, Net

Interest expense, net increased $3.1 million, or 24.2%, to $16.0 million in the current quarter compared to $12.9 million in the prior year quarter. The increase was primarily due to an increase in the average amount of debt outstanding, which increased $106.7 million to $588.6 million during the current quarter from $481.9 million during the prior year quarter, and an increase in the weighted average interest rate on our outstanding debt to 11.03% during the current quarter from 10.7% during the prior year quarter resulting from interest and loan issuance cost amortization related to the 2016-1 Securitization Facility and, to a lesser extent, outstanding unsecured revolving line of credit borrowings in the current year compared to none in the prior year quarter.

Provision for Income Taxes

Provision for income taxes decreased $1.4 million, or 22.8%, to $5.1 million in the current quarter compared to $6.5 million in the prior year quarter. The decrease was primarily due to a 24.0% decrease in income before income taxes partially offset by an increase in the effective tax rate to 38.2% in the current quarter from 37.7% in the prior year quarter. The increase in the effective tax rate in the current quarter is mainly due to an adjustment related to share based compensation deferred tax which was partially offset by lower nondeductible executive compensation and lobbying expenses in the current quarter compared to the prior year quarter.

As of the current quarter, the Company has no unrecognized tax benefits. The Company does not believe it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits will change by a significant amount. The Company records interest and penalties related to tax matters as income tax expense in the consolidated statement of income.

The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. The IRS is currently examining the 2013 tax year and the 2014 tax period prior to the spin-off when the Company was included as part of a consolidated tax return with Cash America and its affiliated companies and the 2014 tax period subsequent to the spin-off from Cash America. An IRS audit of the 2011 and 2012 tax years concluded with no adjustments to the financial statements.

Net Income

Net income decreased $2.7 million, or 24.6%, to $8.2 million during the current quarter compared to $10.9 million during the prior year quarter. The decrease was primarily due to the wind-down of the U.K. line of credit product which contributed $11.0 million in gross profit in the prior year quarter compared to $1.6 million in the current quarter.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO SIX MONTHS ENDED JUNE 30, 2015

Revenue and Gross Profit

Revenue increased $35.2 million, or 11.3%, to $347.2 million for the six-month period ended June 30, 2016, or current six-month period, as compared to $312.0 million for the six-month period ended June 30, 2015, or prior year six-month period. On a constant currency basis, revenue increased by $40.2 million, or 12.9%, for the current six-month period compared to the prior year six-month period. Our domestic operations contributed an increase of $51.3 million, resulting from a 41.7% increase in domestic installment loan and RPA revenue and a 40.5% increase in line of credit revenue in the current six-month period compared to the prior year six-month period primarily driven by growth in our near-prime installment and line of credit account products. The increase in revenue from domestic operations was partially offset by a decrease in revenue of $16.1 million (or $11.1 million on a constant currency basis) from our international operations, primarily due to the wind-down of the U.K. line of credit product.

Our gross profit decreased by $19.7 million to $212.2 million for the current six-month period from $231.9 million for the prior year six-month period. On a constant currency basis, gross profit decreased by $17.2 million for the current six-month period compared to the prior year six-month period. Our consolidated gross profit margin decreased to 61.1% for the current six-month period, from 74.3% for the prior year six-month period. The decrease in gross profit margin was primarily driven by the strong growth of our domestic near-prime installment loan portfolio and RPA portfolio resulting in a higher mix of those products in the total portfolio, higher mix of new customers which requires higher loss provisions as new customers default at a higher rate than returning customers with a successful history of loan performance, and the wind-down of the U.K. line of credit product. Gross profit from the discontinued U.K. line of credit product decreased $26.7 million for the current six-month period compared to the prior year six-month period. Excluding that discontinued product, our consolidated gross profit margin decreased to 60.2% for the current six-month period from 70.6% for the prior year six-month period. See “—Recent Regulatory Developments—Financial Conduct Authority” above for further information. Management expects the consolidated gross profit margin will continue to be influenced by the mix of loans to new and returning customers, the mix of lower yielding and higher yielding loan products, and loan originations for our U.K. operations and near-prime products.

The following tables set forth the components of revenue and gross profit, separated by product and between domestic and international for the current six-month period and the prior year six-month period (in thousands):

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Revenue by product:
Short-term loans	$94,238	$99,356	$(5,118)	(5.2)%
Line of credit accounts	99,248	96,568	2,680	2.8
Installment loans and RPAs	152,497	115,195	37,302	32.4
Total loans and finance receivables revenue	345,983	311,119	34,864	11.2
Other	1,205	837	368	44.0
Total revenue	$347,188	$311,956	$35,232	11.3%

Revenue by product (% to total):
Short-term loans	27.2%	31.8%
Line of credit accounts	28.6	31.0
Installment loans and RPAs	43.9	36.9
Total loans and finance receivables revenue	99.7	99.7
Other	0.3	0.3
Total revenue	100.0%	100.0%

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Domestic:
Revenue	$283,770	$232,473	$51,297	22.1%
Cost of revenue	118,208	74,079	44,129	59.6
Gross profit	$165,562	$158,394	$7,168	4.5
Gross profit margin	58.3%	68.1%	(9.8)%	(14.4)%
International:
Revenue	$63,418	$79,483	$(16,065)	(20.2)%
Cost of revenue	16,822	6,027	10,795	179.1
Gross profit	$46,596	$73,456	$(26,860)	(36.6)
Gross profit margin	73.5%	92.4%	(18.9)%	(20.5)%
Total:
Revenue	$347,188	$311,956	$35,232	11.3%
Cost of revenue	135,030	80,106	54,924	68.6
Gross profit	$212,158	$231,850	$(19,692)	(8.5)
Gross profit margin	61.1%	74.3%	(13.2)%	(17.8)%

Average Loan Origination

The average loan origination amount is calculated as the total amount of combined loans originated and renewed for the period divided by the total number of combined consumer loans originated and renewed for the period. The following table shows the average loan origination amount by product for the current six-month period compared to the prior year six-month period:

	Six Months Ended
	June 30,
	2016	2015
Average loan origination amount (in ones) (a)
Short-term loans (b)	$454	$479
Line of credit accounts (c)	299	274
Installment loans (b)(d)	1,783	1,685
Total loans (b)(d)	$513	$518

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount remained flat at $513 from $518 during the current six-month period compared to the prior year six-month period, mainly due to a decrease in the size of average short-term loan originations, partially offset by a greater mix of installment loans, which have higher average amounts per loan relative to short-term loans.

Loans and Finance Receivables Loss Experience

The allowance and liability for estimated losses as a percentage of combined consumer loans and RPAs decreased to 12.7% as of June 30, 2016 from 13.2% as of June 30, 2015, primarily due to a greater concentration of our near-prime installment loans in the loans and finance receivables portfolio and, to a lesser extent, improved performance across most products, partially related to the maturing of our product offerings to include a higher percentage of customers with established payment histories and partially related to stricter underwriting standards for our U.K. business.

The cost of revenue in the current six-month period was $135.0 million, which was composed of $134.9 million related to Company-owned loans and finance receivables and a $0.1 million increase in the liability for estimated losses related to loans we guaranteed through the CSO programs. The cost of revenue in the prior year six-month period was $80.1 million, which was composed of $80.3 million related to Company-owned loans and finance receivables offset by a $0.2 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $128.6 million and $93.7 million in the current six-month period and the prior year six-month period, respectively.

Total Expenses

Total expenses increased $4.1 million, or 2.8%, to $151.5 million in the current six-month period, compared to $147.4 million in the prior year six-month period. On a constant currency basis, total expenses increased $6.2 million, or 4.2%, for the current six-month period compared to the prior year six-month period.

Marketing expense decreased to $46.8 million in the current six-month period compared to $48.9 million in the prior year six-month period. Lower revenue sharing costs and online marketing costs were partially offset by higher lead generation costs and direct mail costs.

Operations and technology expense increased to $41.1 million in the current six-month period compared to $35.6 million in the prior year six-month period, primarily due to higher underwriting costs for our installment and RPA products in our domestic operations, costs related to the wind-down of our China pilot, higher domestic transaction costs, and higher software costs.

General and administrative expense increased $2.8 million, or 5.3%, to $55.4 million in the current six-month period compared to $52.6 million in the prior year six-month period, primarily due to higher personnel expenses resulting from our 2015 acquisition of certain assets of The Business Backer, higher incentive accruals due to stronger performance in the current six-month period compared to the prior year six-month period, and higher consulting expenses related to various initiatives, partially offset by lower occupancy expense related to the relocation of our headquarters in the second quarter of 2015.

Depreciation and amortization expense decreased $2.1 million, or 20.4%, in the current six-month period compared to the prior year six-month period, primarily due to the acceleration of depreciation in the prior year six-month period resulting from the early termination of our lease for the relocation of our headquarters that occurred in 2015.

Interest Expense, Net

Interest expense, net increased $5.7 million, or 21.9%, to $31.9 million in the current six-month period compared to $26.2 million in the prior year six-month period. The increase was primarily due to an increase in the average amount of debt outstanding, which increased $110.1 million to $591.6 million during the current six-month period from $481.5 million during the prior year six-month period, and an increase in the weighted average interest rate on our outstanding debt to 10.92% during the current six-month period from 10.71% during the prior year six-month period resulting from interest and loan issuance cost amortization related to the 2016-1 Securitization Facility and, to a lesser extent, outstanding unsecured revolving line of credit borrowings in the current year compared to none in the prior year six-month period.

Provision for Income Taxes

Provision for income taxes decreased $9.2 million, or 41.9%, to $12.7 million in the current six-month period compared to $21.9 million in the prior year six-month period. The decrease was primarily due to a 46.3% decrease in income before income taxes partially offset by an increase in the effective tax rate to 41.3% in the current six-month period from 38.2% in the prior year six-month period. The increase in the effective tax rate in the current six-month period is mainly due to an adjustment related to share based compensation deferred tax which was partially offset by lower nondeductible executive compensation and lobbying expenses in the current six-month period compared to the prior year six-month period.

Net Income

Net income decreased $17.3 million, or 49.0%, to $18.1 million during the current six-month period compared to $35.4 million during the prior year six-month period. The decrease was primarily due to the wind-down of the U.K. line of credit product which contributed $30.3 million in gross profit in the prior year six-month period compared to $3.5 million in the current six-month period.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

Historically, we have generated significant cash flow through normal operating activities to fund both long-term and short-term needs. Our near-term liquidity is managed to ensure that adequate resources are available to fund our seasonal working capital growth, which is driven by demand for our loan products, and to meet the continued growth in the demand for our near-prime installment products. On May 30, 2014, we issued and sold $500.0 million in senior unsecured notes (“Senior Notes”). On May 14, 2014, we entered into our credit agreement, which was amended on March 25, 2015, November 5, 2015, December 29, 2015 and June 30, 2016, as further described below under “Credit Agreement.” As of August 2, 2016, our available borrowings under the Credit Agreement were $18.4 million. On January 15, 2016, we entered into the 2016-1 Securitization Facility, as further described below. We expect that our operating needs will be satisfied by a combination of cash flows from operations, borrowings under our Credit Agreement and securitization or sale of loans and finance receivables under our consumer loan securitization.

As of June 30, 2016, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through loan repayments. Additional alternatives may include the securitization or sale of assets and reductions in capital spending which could be expected to generate additional liquidity.

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

The Issuer issued an initial term note of $107.4 million (the “Initial Term Note”), which was secured by $134 million in unsecured consumer loans, and variable funding notes (the “Variable Funding Notes”) with an aggregate availability of $20 million per month. As described below, the Issuer has issued and will subsequently issue term notes (the “Term Notes” and, together with the Initial Term Note and the Variable Funding Notes, the “Securitization Notes”). The maximum principal amount of the Securitization Notes that may be outstanding at any time under the 2016-1 Securitization Facility is limited to $175 million.

At the end of each month during the nine-month revolving period, the Receivables funded by the Variable Funding Notes have been and will be refinanced through the creation of two Term Notes, which Term Notes have been and will be issued to the holders of the Variable Funding Notes. The non-recourse Securitization Notes mature at various dates, the latest of which will be October 15, 2020 (the “Final Maturity Date”).

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

The 2016-1 Securitization Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay their loans; covenants regarding special purpose entity matters and other subjects; and default and termination provisions which provide for the acceleration of the Securitization Notes under the 2016-1 Securitization Facility in circumstances including, but not limited to, failure to make payments when due, servicer defaults, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the receivables, defaults under other material indebtedness and certain regulatory matters.

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

On November 5, 2015, we and certain of our domestic subsidiaries, as guarantors, entered into an amendment to the Credit Agreement, which further reduced our unsecured revolving line of credit to $60.0 million (from $65.0 million) and increased the maximum allowable leverage ratio as defined in the Credit Agreement to 3.75 to 1.00 (from 3.00 to 1.00) solely for the fiscal quarters ending December 31, 2015 and March 31, 2016. In addition, the November 5, 2015 amendment (i) revised certain definitions and provisions to clarify the treatment of securitization subsidiaries as defined in the credit agreement, and (ii) clarified the treatment of operating leases under the credit agreement in light of contemplated changes to accounting treatment concerning such operating leases.

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

On June 30, 2016, we and certain of our domestic subsidiaries, as guarantors, entered into an amendment to the Credit Agreement, which increased the maximum allowable leverage ratio (as defined in the credit agreement) for the fiscal quarter ended June 30, 2016 to 4.00 to 1.00 (from 3.00 to 1.00) and for the fiscal quarters ended September 30, 2016 and December 31, 2016 to 3.50 to 1.00 (in each case, from 3.00 to 1.00).

Our Credit Agreement will mature on June 30, 2017. The revolving line of credit under the Credit Agreement was undrawn as of June 30, 2016. We had standby letters of credit of $6.6 million under our Credit Agreement as of June 30, 2016.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Six Months Ended June 30,
	2016	2015
Cash flows provided by operating activities	$180,507	$134,922
Cash flows used in investing activities
Loans and finance receivables	$(190,184)	$(72,511)
Change in restricted cash	(27,935)	—
Acquisitions	—	(17,735)
Property and equipment additions	(7,649)	(26,502)
Other investing activities	95	15
Total cash flows used in investing activities	$(225,673)	$(116,733)
Cash flows provided by financing activities	$45,113	$—

Cash Flows from Operating Activities

Net cash provided by operating activities increased $45.6 million, or 33.8%, to $180.5 million for the current six-month period from $134.9 million for the prior year six-month period. The increase was primarily driven by a $54.9 million increase in cost of revenue, a non-cash expense, during the current six-month period, partially offset by a $17.3 million decrease in net income.

Other significant changes in net cash provided by operating activities for the current six-month period compared to the prior year six-month period included cash flows from the following activities:

•

changes in finance and service charges on loans and finance receivables resulted in a $15.1 million decrease in net cash provided by operating activities, primarily due to higher rate of loans and finance receivables originated or purchased compared to loans and finance receivables repaid;

•

changes in current income taxes payable resulted in a $14.5 million increase in net cash provided by operating activities primarily due to our 2015 extension and 2015 quarterly estimated tax payments, with the expectation that the overpayments generated with the 2015 tax filings will be carried forward to offset 2016 tax payments due; and

•

changes in accounts payable and accrued expenses resulted in a $6.5 million increase in net cash provided by operating activities, primarily due to higher levels of accounts payable and accrued expenses, partially offset by the receipt during the prior year six-month period of an allowance related to the improvements made to the Company’s new headquarters.

Management believes cash flows from operations and available cash balances and borrowings under our 2016-1 Securitization Facility and Credit Agreement will be sufficient to fund our future operating liquidity needs.

Cash Flows from Investing Activities

Net cash used in investing activities increased $108.9 million, or 93.3%, for the current six-month period compared to the prior year six-month period, primarily due to an increase of $117.7 million in cash invested in loans and finance receivables due to a 23.3% increase in loans and finance receivables originated or purchased as well as a $27.9 million increase in the restricted cash balance resulting from activity related to the 2016-1 Securitization Facility and a cash security deposit for a third-party service provider. These increases were partially offset by an $18.9 million decrease in property and equipment expenditures to $7.6 million in the current six-month period compared to $26.5 million in the prior year six-month period, primarily related to the finish out and relocation of our headquarters in the prior year, and a $17.7 million decrease in payments related to the acquisition of certain assets of a company operating as The Business Backer, LLC in the prior year. Management anticipates that total expenditures for property and equipment will be between $11 million and $16 million for the twelve months ended December 31, 2016, primarily for continued development activities related to our technology platform and the purchase of computer hardware.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the current six-month period primarily reflects $106.8 million in net borrowings under our 2016-1 Securitization Facility, partially offset by $58.4 million of net repayments under our unsecured revolving line of credit under the Credit Agreement and $3.3 million of debt issuance costs paid in connection with the consumer loan securitization financing transactions. We had no cash flows from financing activities during the prior year six-month period.

OFF-BALANCE SHEET ARRANGEMENTS

In certain markets, we arrange for consumers to obtain consumer loan products from independent third-party lenders through our CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loan. When a customer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan received by the customer from the third-party lender if the customer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default, which generally occurs after one payment is missed. As of June 30, 2016 and 2015, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $31.2 million and $31.5 million, respectively, which were guaranteed by us. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $1.8 million and $1.4 million, as of June 30, 2016 and 2015, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets. Our CSO programs are further described under the caption “Products and Services” above.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2016 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the Risk Factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, except as follows:

The CFPB will soon promulgate a new rule affecting the consumer lending industry, and this rule or a subsequent new rule and regulations may significantly restrict the conduct of our U.S. consumer lending business.

On June 2, 2016, the CFPB issued its Notice of Proposed Rulemaking (the “Proposed Rule”) on Payday, Vehicle Title, and Certain High-Cost Installment Loans. The Proposed Rule would impose significant limitations on all short-term loans and on installment loans with an APR above 36%, including our short-term loan products and certain of our installment loan and line of credit products. Among other requirements, the Proposed Rule obligates lenders to conduct a specific assessment regarding a borrower’s ability to repay, including a requirement to verify borrowers’ income and major financial obligations. The Proposed Rule also includes limitations on the number of loans that certain borrowers can have within a specified time frame and requires additional disclosures in loan documents and notices regarding payments.

In preparation for the release of the new rule, the CFPB has taken several preliminary steps, including the issuance of a report on April 24, 2013, entitled “Payday Loans and Deposit Advance Products: A White Paper of Initial Findings,” in which the CFPB indicated that it had “engaged in an in-depth review of short-term small dollar loans, including payday loans.” In addition, on March 25, 2014, the CFPB held a hearing on payday lending and issued a report entitled “CFPB Data Point: Payday Lending,” presenting “the results of several analyses of consumers’ use of payday loans.” On March 26, 2015, the CFPB published its outline of proposals for regulating high-cost short-term loans, installment loans, open ended lines of credit, and other loans. On April 20, 2016, the CFPB issued a report titled “Online Payday Loan Payments,” which examined 2011-12 bank data on returned ACH payments of online payday loan borrowers who were customers of certain banks included in the study. Also on April 20, 2016, the CFPB Director delivered prepared remarks regarding the report, stating that the CFPB would “consider this data further as we continue to prepare new regulations to address issues with small-dollar lending.”

The Proposed Rule was published in the Federal Register on July 22, 2016, and comments on the Proposed Rule are due to the CFPB by October 7, 2016. The CFPB will review all submitted comments before issuing a final rule. The issuance of the final rule is not expected by the industry until mid-2017, and the implementation date of the final rule is not expected until mid- to late-2018. If the CFPB adopts a final rule that significantly restricts the conduct of our business, any such rule could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows or could make the continuance of all or part of our U.S. business impractical or unprofitable. Any new rule adopted by the CFPB could also result in significant compliance costs.

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

On July 28, 2016, the CFPB, pursuant to the authority provided in the Dodd-Frank Act, issued an outline of proposals intended to increase consumer protection pertaining to third-party debt collectors and others covered by the FDCPA (“Debt Collection Outline”). In the Debt Collection Outline, the CFPB is considering substantive rules under the FDCPA that would, among other proposals: (i) require collectors to substantiate the debt and confirm that they have sufficient consumer information before starting collection; (ii) limit communication attempts to six per week through any point of contact; (iii) make it easier for consumers to stop specific ways collectors are contacting them; (iv) prohibit collectors from communicating with certain parties for 30 days after a consumer’s death; (v) make it easier for consumers to dispute debts by, among other proposals, requiring collectors to include more specific information about the debt in the initial collection notices sent to consumers as well as a “tear-off” portion of the notice that consumers could send back to the collector: (vi) require collectors to verify a debt through a written report if the debt is disputed in writing by a consumer; (vii) prohibit collectors from continuing collection efforts or suing for debt until the necessary documentation is checked if a consumer disputes the debt; and (viii) require a subsequent holder of a debt to resolve any outstanding dispute about the debt before attempting to collect.

The proposals in the Debt Collection Outline would apply to our attempts to collect debt originated by other lenders, including under our CSO programs and our bank program. The proposals in the Debt Collection Outline would not apply to our attempts to collect debt that we originate; however, the CFPB has announced that it plans to address consumer protection issues involving first-party debt collectors and creditors separately. The CFPB published its Debt Collection Outline in preparation for convening a Small Business Review Panel to determine whether its proposal could have a significant economic impact on small businesses. The Debt Collection Outline does not include proposed or final rules, and any future rules could be significantly different from those in the Debt Collection Outline. The CFPB has not yet defined a date for any proposed rules related to debt collection nor has it defined the effective date for the implementation of final rules. We cannot give any assurances that the effect of such rules will not have a material impact on our U.S. products and services.

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

In the United Kingdom, we are also subject to the requirements of the Data Protection Act 1988 (the “DPA”) and are required to be fully registered as a data-controller under the DPA. On October 6, 2015, the European Court of Justice invalidated the so-called “Safe Harbor” framework, which previously evidenced compliance with the DPA and the European Union Data Protection Directive and allowed companies to pass European Union data to non-European Union countries if certain certification requirements were met by the company. Although many companies, including us, had Safe Harbor certification, the European Union and the United Kingdom provide other guidance regarding compliance with their data protection laws and regulations for companies who pass data outside the European Union. In addition, there are circumstances under which a company is exempt from complying with those laws and regulations. Despite the invalidation of the Safe Harbor framework, we believe we are exempt from and/or in compliance with all E.U. and U.K. privacy laws and regulations.

On February 2, 2016, the European Commission and the United States agreed on a new framework for transatlantic data flows: the “EU-US Privacy Shield”, which will replace the invalided Safe harbor framework. The EU-US Privacy Shield is a framework designed by the U.S. Department of Commerce (the “Commerce Department”) and European Commission to provide companies on both sides of the Atlantic with a mechanism to comply with EU personal data from the European Union to the United States in support of transatlantic commerce. On July 12, 2016, the European Commission adopted the EU-US Privacy Shield, which consists of four components: (i) the privacy shield principles, which is a code of conduct outlining protections for the handling of personal data; (ii) oversight and enforcement; (iii) ombudsperson mechanism; and (iv) safeguards and limitations. The Commerce Department will begin accepting certifications to the EU-US Privacy Shield on August 1, 2016. We expect to apply for certification to the EU-US Privacy Shield, and in the interim, despite the invalidation of the Safe Harbor framework, we believe we are exempt from and/or are in compliance with all E.U. and U.K. privacy laws and regulations.

On June 23, 2016, the United Kingdom voted to exit the European Union. The details and timeline of the exit have not yet been finalized. When the United Kingdom exits the European Union, it is expected that the United Kingdom will establish a new framework for data flow between the United Kingdom and the United States or will agree to continue the protections of the EU-US Privacy Shield for the transfer of personal data into and out of the United Kingdom. We expect to comply with any framework established by the United Kingdom for the transfer of personal data into and out of the United Kingdom.

The oversight of the FCRA by both the CFPB and the FTC and any related investigation or enforcement activities or our failure to comply with the DPA may have a material adverse impact on our business, including our operations, our mode and manner of conducting business and our financial results.

We currently intend to exit the Australian and Canadian markets. The exit of such business may take longer and the related costs may be higher than we currently anticipate.

We currently intend to exit our business in Australia and Canada by the end of 2016. We expect to incur certain exit costs as we are slowing and winding down our loan portfolio, exiting our business in Australia and Canada and reallocating resources to our other existing businesses. There is no guarantee that we will be able to complete the exit of our businesses in Australia or Canada by the end of 2016 or that the related exit costs may not be higher than we anticipate.

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

Our paid search activities may not produce (and in the past have not always produced) the desired results. Internet search engines often revise their methodologies, which could adversely affect our organic rankings or paid search results, resulting in a decline in our new customer growth or existing customer retention, difficulty for our customers in using our web and mobile sites, more successful organic rankings, paid search results or tactical execution efforts for our competitors than for us, a slowdown in overall growth in our customer base and the loss of existing customers, and higher costs for acquiring returning customers, which could adversely impact our business. In addition, search engines could implement policies that restrict the ability of consumer finance companies such as us to advertise their services and products, which could preclude companies in our industry from appearing in a favorable location or any location in the organic rankings or paid search results when certain search terms are used by the consumer. For example, on July 20, 2016, Google implemented a new policy that prohibits lenders, lead providers and affiliates from advertising certain financial products on Google AdWords. Advertisements for personal loans which require repayment within 60 days, or U.S. loans with an APR of 36 percent or more, are no longer allowed on Google paid search advertising. In addition, Google requires that advertisements for personal loans contain or link to information about the features, fees, risks and benefits of the advertised loan product.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 – January 31, 2016	6,308	$6.61	—	—
February 1 – February 29, 2016	—	—	—	—
March 1 – March 31, 2016	2,675	6.16	—	—
April 1 – April 30, 2016	—	—	—	—
May 1 – May 31, 2016	—	—	—	—
June 1 – June 30, 2016	504	7.36	—	—
Total	9,487	$6.52	—	—

(a)	Shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

10.1	Offer letter dated May 19, 2016 between Enova Financial Holdings, LLC and Steven Cunningham

10.2	Form of Enova International, Inc. First Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units

10.3

Enova International, Inc. First Amended and Restated 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-35503) filed April 7, 2016)

10.4	Enova International, Inc. Senior Executive Bonus Plan (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-35503) filed April 7, 2016)

10.5

Amendment to Credit Agreement, dated June 30, 2016, by and among Enova International, Inc., the Guarantors, the Required Lenders and Jefferies Finance LLC, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed July 7, 2016)

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

Date: August 4, 2016	ENOVA INTERNATIONAL, INC.

	By:	/s/ Steven E. Cunningham
Steven E. Cunningham
Executive Vice President, Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	Offer letter dated May 19, 2016 between Enova Financial Holdings, LLC and Steven Cunningham

10.2	Form of Enova International, Inc. First Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units

10.3

Enova International, Inc. First Amended and Restated 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-35503) filed April 7, 2016)

10.4	Enova International, Inc. Senior Executive Bonus Plan (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-35503) filed April 7, 2016)

10.5

Amendment to Credit Agreement, dated June 30, 2016, by and among Enova International, Inc., the Guarantors, the Required Lenders and Jefferies Finance LLC, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed July 7, 2016)

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