Form 10-Q
period 2016-09-30
Enova International, Inc.
filed 2016-11-02
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes  ☐    No  ☒

33,214,594 of the Registrant’s common shares, $.00001 par value, were outstanding as of November 1, 2016.

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

•	changes in our United Kingdom (“U.K”)., business practices in response to the requirements of the Financial Conduct Authority;
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

•	our ability to attract and retain qualified officers;
•	interest rate and foreign currency exchange rate fluctuations;
•	the time and costs associated with our exit from the Canadian and Australian markets;
•	cyber-attacks or security breaches;
•	acts of God, war or terrorism, pandemics and other events;
•	the ability to successfully integrate acquired businesses into our operations;
•	changes in the capital markets, including the debt and equity markets;

•	the effect of any of the above changes on our business or the markets in which we operate; and
•	other risks and uncertainties described herein.

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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	September 30,		December 31,
	2016	2015	2015
Assets
Cash and cash equivalents	$45,681	$34,310	$42,066
Restricted cash and cash equivalents (includes restricted cash of consolidated VIEs of $18,119 as of September 30, 2016)	39,272	7,586	7,379
Loans and finance receivables, net (includes loans and allowance for losses of consolidated VIEs of $191,534 and $15,518, respectively, as of September 30, 2016)	542,865	380,805	434,633
Income taxes receivable	—	5,683	5,503
Other receivables and prepaid expenses	18,649	19,778	20,049
Property and equipment, net	47,486	48,814	48,055
Goodwill	267,012	271,568	267,008
Intangible assets, net	5,675	3,698	6,540
Other assets	8,439	7,930	9,304
Total assets	$975,079	$780,172	$840,537
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$85,433	$79,081	$72,141
Income taxes currently payable	5,149	—	—
Deferred tax liabilities, net	16,233	19,007	20,519
Long-term debt (includes long-term debt and debt issuance costs of consolidated VIEs of $136,953 and $2,416, respectively, as of September 30, 2016)	635,179	482,808	541,909
Total liabilities	741,994	580,896	634,569
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 33,260,017, 33,000,000 and 33,151,088 shares issued and 33,214,594, 33,000,000 and 33,121,594 outstanding as of September 30, 2016 and 2015 and December 31, 2015, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	16,338	6,835	9,924
Retained earnings	226,741	196,672	200,853
Accumulated other comprehensive loss	(9,692)	(4,231)	(4,622)
Treasury stock, at cost (45,423 and 29,494 shares as of September 30, 2016 and December 31, 2015, respectively)	(302)	—	(187)
Total stockholders' equity	233,085	199,276	205,968
Total liabilities and stockholders' equity	$975,079	$780,172	$840,537

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$195,943	$165,227	$543,131	$477,183
Cost of Revenue	95,391	65,614	230,421	145,720
Gross Profit	100,552	99,613	312,710	331,463
Expenses
Marketing	26,722	35,568	73,500	84,431
Operations and technology	20,637	18,590	61,706	54,156
General and administrative	21,307	22,627	76,747	75,282
Depreciation and amortization	3,789	3,882	12,004	14,198
Total Expenses	72,455	80,667	223,957	228,067
Income from Operations	28,097	18,946	88,753	103,396
Interest expense, net	(16,117)	(13,292)	(48,058)	(39,501)
Foreign currency transaction gain (loss)	145	(212)	2,184	(1,187)
Income before Income Taxes	12,125	5,442	42,879	62,708
Provision for income taxes	4,288	1,025	16,991	22,897
Net Income	$7,837	$4,417	$25,888	$39,811
Earnings Per Share:
Earnings per common share:
Basic	$0.24	$0.13	$0.78	$1.21
Diluted	$0.23	$0.13	$0.78	$1.21
Weighted average common shares outstanding:
Basic	33,211	33,000	33,176	33,000
Diluted	33,558	33,022	33,360	33,015

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income	$7,837	$4,417	$25,888	$39,811
Other comprehensive loss, net of tax:
Foreign currency translation loss(1)	(1,245)	(2,852)	(5,070)	(1,060)
Total other comprehensive loss, net of tax	(1,245)	(2,852)	(5,070)	(1,060)
Comprehensive Income	$6,592	$1,565	$20,818	$38,751

(1)	Net of tax benefit of $707 and $1,624 for the three months ended September 30, 2016 and 2015, respectively, and $2,860 and $394 for the nine months ended September 30, 2016 and 2015, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2014	33,000	$—	$294	$156,861	$(3,171)	—	$—	$153,984
Stock-based compensation expense		—	6,541	—	—		—	6,541
Net income		—	—	39,811	—		—	39,811
Foreign currency translation loss, net of tax		—	—	—	(1,060)		—	(1,060)
Balance at September 30, 2015	33,000	$—	$6,835	$196,672	$(4,231)	—	$—	$199,276

Balance at December 31, 2015	33,151	$—	$9,924	$200,853	$(4,622)	(29)	$(187)	$205,968
Stock-based compensation expense		—	6,414	—	—		—	6,414
Shares issued under stock-based plans	109	—	—	—	—			—
Net income		—	—	25,888	—		—	25,888
Foreign currency translation loss, net of tax		—	—	—	(5,070)		—	(5,070)
Purchases of treasury shares, at cost		—	—	—	—	(16)	(115)	(115)
Balance at September 30, 2016	33,260	$—	$16,338	$226,741	$(9,692)	(45)	$(302)	$233,085

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities
Net Income	$25,888	$39,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,004	14,198
Amortization of deferred loan costs and debt discount	5,056	2,518
Cost of revenue	230,421	145,720
Stock-based compensation expense	6,414	6,541
Deferred income taxes, net	(1,364)	(3,125)
Other	(151)	1,187
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(12,043)	(2,133)
Other receivables and prepaid expenses	1,700	(3,830)
Accounts payable and accrued expenses	22,130	17,139
Current income taxes payable	10,652	(12,485)
Net cash provided by operating activities	300,707	205,541
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(987,255)	(829,653)
Loans and finance receivables repaid	651,865	630,969
Change in restricted cash	(32,776)	—
Acquisitions	—	(17,735)
Purchases of property and equipment	(11,466)	(28,684)
Other investing activities	72	10
Net cash used in investing activities	(379,560)	(245,093)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	45,000	—
Repayments under revolving line of credit	(88,400)	—
Borrowings under securitization facility	218,961	—
Repayments under securitization facility	(82,008)	—
Debt issuance costs paid	(3,516)	—
Treasury shares purchased	(115)	—
Net cash provided by financing activities	89,922	—
Effect of exchange rates on cash	(7,454)	(1,244)
Net (decrease) increase in cash and cash equivalents	3,615	(40,796)
Cash and cash equivalents at beginning of year	42,066	75,106
Cash and cash equivalents at end of period	$45,681	$34,310

Supplemental Disclosures
Loans and finance receivables renewed	$238,696	$175,197
Promissory note issued	—	3,000

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

Basis of Presentation

On September 7, 2011, Cash America International, Inc. (“Cash America,” now known as FirstCash, Inc. due to its merger with First Cash Financial Services, Inc. on September 1, 2016), formed a new company, Enova International, Inc. (the “Company”). On September 13, 2011, Cash America contributed to the Company all of the stock of its wholly-owned subsidiary, Enova Online Services, Inc., in exchange for 33 million shares of the Company’s common stock. The Company became an independent, publicly traded company on November 13, 2014 when Cash America completed the tax-free spin-off of approximately 80% of the outstanding shares of the Company to holders of Cash America’s common stock (the “Spin-off”). The consolidated financial statements of the Company reflect the historical results of operations and cash flows of the Company during each respective period. The financial statements include goodwill and intangible assets arising from businesses previously acquired.

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

The financial statements presented as of September 30, 2016 and 2015 and December 31, 2015 and for the three and nine-month periods ended September 30, 2016 and 2015 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. Operating results for three and nine-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company operates an internet-based lending platform to serve customers in need of cash to fulfill their financial responsibilities. Through a network of direct and indirect marketing channels, the Company offers funds to its customers through a variety of unsecured loan and finance receivable products. The business is operated primarily through the internet to provide convenient, fully-automated financial solutions to its customers. The Company originates, arranges, guarantees or purchases consumer loans and provides financing to small businesses through a line of credit account or receivables purchase agreement product (“RPAs”). Consumer loans include short-term loans, line of credit accounts and installment loans. RPAs represent a right to receive future receivables from a small business. “Loans and finance receivables” include consumer loans, small business loans and RPAs.

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

Revenue Recognition

The Company recognizes revenue based on the financing products and services it offers. “Revenue” in the consolidated statements of income includes: interest income, finance charges, fees for services provided through the Company’s credit services organization and credit access business programs (“CSO programs”) (“CSO fees”), revenue on RPAs, service charges, draw fees, minimum billing fees, late fees and non-sufficient funds fees as permitted by applicable laws and pursuant to the agreement with the customer. For short-term loans that the Company offers, interest and finance charges are recognized on an effective yield basis over the term of the loan. For line of credit accounts, interest is recognized over the reporting period based upon the balance outstanding and the contractual interest rate, draw fees are recognized on an effective yield basis over the estimated outstanding period of the draw, and minimum billing fees are recognized when assessed to the customer. For installment loans, interest is recognized on an effective yield basis over the term of the loan. For RPAs, revenue is recognized on an effective yield basis over the projected delivery term of the agreements and fees are recognized when assessed. CSO fees are recognized on an effective yield basis over the term of the loan. Late and nonsufficient funds fees are recognized when assessed to the customer. Direct costs associated with originating loans and purchasing RPAs, such as third-party customer acquisition costs, are deferred and amortized against revenue on an effective yield basis over the term of the loan or the projected delivery term of the finance receivable. Short-term loans, line of credit accounts, installment loans, RPAs, unpaid and accrued interest, fees and revenue and deferred origination costs are included in “Loans and finance receivables, net” in the consolidated balance sheets.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Adopted Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015‑17 requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. The Company adopted ASU 2015-17 on January 1, 2016. As of December 31, 2015 and September 30, 2015, the Company previously reported $29.0 million and $28.1 million, respectively, of deferred tax assets that have been reclassified to “Deferred tax liabilities” in the consolidated balance sheets.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which amends existing guidance to require the presentation of debt issuance costs in the consolidated balance sheets as a deduction from the carrying amount of the related debt liability instead of a deferred charge (as an asset). ASU 2015-15, Presentation and subsequent measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, was issued subsequently to permit costs associated with a line of credit arrangement to be presented as an asset and amortized ratably over the term of the arrangement. The Company adopted ASU 2015-03 on January 1, 2016. As of December 31, 2015 and September 30, 2016, the Company had $11.4 million and $11.9 million, respectively, of unamortized debt issuance costs that are required to be presented as a deduction from the carrying amount of the related debt liability instead of a deferred charge. These amounts were previously recorded in “Other assets” in the consolidated balance sheets.

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

Accounting Standards to be Adopted in Future Periods

In June 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016‑15”). The amendments in ASU 2016‑15 provide guidance on eight specific cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity method investees and beneficial interests in securitization transactions. ASU 2016‑15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is assessing the potential impact of ASU 2016‑15 on its statement of cash flows.

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

On June 23, 2015, the Company completed the purchase of certain assets of a company operating as The Business Backer, LLC, which purchases discounted future accounts receivables from small businesses in the United States through RPAs. The total consideration of $26.4 million was comprised of $17.7 million in cash at closing, a $3.0 million promissory note (included in “Accounts payable and accrued expenses” in the consolidated balance sheets) and estimated contingent consideration of $5.7 million based on future earn-out opportunities. The contingent purchase consideration was recorded at its estimated fair value at the date of acquisition based upon the Company’s assessment of the probable earnings attributable to the business as defined in the purchase agreement. To the extent operating results exceed the Company’s estimate, additional contingent consideration would be due, however the total consideration paid may not exceed $71 million. The contingent purchase consideration is revalued each reporting period with changes in fair value of the contingent consideration obligations recognized as a gain or loss on fair value remeasurement in our consolidated statements of income. There was no change in fair value measurement of contingent consideration for the three and nine months ended September 30, 2016.

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

3.	Loans and Finance Receivables, Credit Quality Information and Allowances and Liabilities for Estimated Losses on Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three and nine months ended September 30, 2016 and 2015 was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Short-term loans	$51,999	$54,549	$146,237	$153,905
Line of credit accounts	59,090	43,832	158,338	140,400
Installment loans and RPAs	84,823	66,409	237,320	181,604
Total loans and finance receivables revenue	195,912	164,790	541,895	475,909
Other	31	437	1,236	1,274
Total revenue	$195,943	$165,227	$543,131	$477,183

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

The components of Company-owned loans and finance receivables at September 30, 2016 and 2015 and December 31, 2015 were as follows (dollars in thousands):

	As of September 30, 2016
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$35,815	$120,951	$412,010	$568,776
Delinquent receivables:
Delinquent payment amounts(1)	—	4,975	1,721	6,696
Receivables on non-accrual status	24,310	6,462	31,368	62,140
Total delinquent receivables	24,310	11,437	33,089	68,836
Total loans and finance receivables, gross	60,125	132,388	445,099	637,612
Less: Allowance for losses	(17,726)	(26,795)	(50,226)	(94,747)
Loans and finance receivables, net	$42,399	$105,593	$394,873	$542,865

	As of September 30, 2015
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$40,832	$82,117	$269,129	$392,078
Delinquent receivables:
Delinquent payment amounts(1)	—	3,354	1,351	4,705
Receivables on non-accrual status	21,376	3,671	23,717	48,764
Total delinquent receivables	21,376	7,025	25,068	53,469
Total loans and finance receivables, gross	62,208	89,142	294,197	445,547
Less: Allowance for losses	(14,895)	(12,873)	(36,974)	(64,742)
Loans and finance receivables, net	$47,313	$76,269	$257,223	$380,805

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2015
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$37,951	$92,732	$317,231	$447,914
Delinquent receivables:
Delinquent payment amounts(1)	—	3,072	1,510	4,582
Receivables on non-accrual status	20,842	5,051	23,566	49,459
Total delinquent receivables	20,842	8,123	25,076	54,041
Total loans and finance receivables, gross	58,793	100,855	342,307	501,955
Less: Allowance for losses	(14,652)	(15,727)	(36,943)	(67,322)
Loans and finance receivables, net	$44,141	$85,128	$305,364	$434,633

(1)

Represents the delinquent portion of installment loans and line of credit account balances for customers that have only missed one payment. See “Current and Delinquent Loans and Finance Receivables” above for additional information.

Changes in the allowance for losses for the Company-owned loans and finance receivables and the liability for losses on the Company’s guarantees of third-party lender-owned loans during the three and nine months ended September 30, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended September 30, 2016
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$13,354	$18,029	$42,437	$73,820
Cost of revenue	20,464	29,739	45,293	95,496
Charge-offs	(21,301)	(24,639)	(44,804)	(90,744)
Recoveries	5,345	3,666	7,421	16,432
Effect of foreign currency translation	(136)	—	(121)	(257)
Balance at end of period	$17,726	$26,795	$50,226	$94,747
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,392	$—	$441	$1,833
Increase (decrease) in liability	66	—	(172)	(106)
Balance at end of period	$1,458	$—	$269	$1,727

	Three Months Ended September 30, 2015
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$14,196	$9,091	$27,974	$51,261
Cost of revenue	18,106	13,048	33,912	65,066
Charge-offs	(22,133)	(14,218)	(30,706)	(67,057)
Recoveries	4,907	4,956	6,153	16,016
Effect of foreign currency translation	(181)	(4)	(359)	(544)
Balance at end of period	$14,895	$12,873	$36,974	$64,742
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,276	$—	$152	$1,428
Increase in liability	209	—	339	548
Balance at end of period	$1,485	$—	$491	$1,976

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2016
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$14,652	$15,727	$36,943	$67,322
Cost of revenue	47,860	63,461	119,128	230,449
Charge-offs	(59,664)	(63,236)	(127,473)	(250,373)
Recoveries	15,448	10,843	21,217	47,508
Effect of foreign currency translation	(570)	—	411	(159)
Balance at end of period	$17,726	$26,795	$50,226	$94,747
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,298	$—	$458	$1,756
Increase (decrease) in liability	160	—	(189)	(29)
Balance at end of period	$1,458	$—	$269	$1,727

	Nine Months Ended September 30, 2015
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$14,324	$19,749	$30,875	$64,948
Cost of revenue	44,547	25,731	75,042	145,320
Charge-offs	(59,705)	(48,791)	(87,264)	(195,760)
Recoveries	15,888	16,372	18,782	51,042
Effect of foreign currency translation	(159)	(188)	(461)	(808)
Balance at end of period	$14,895	$12,873	$36,974	$64,742
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,575	$—	$1	$1,576
(Decrease) increase in liability	(90)	—	490	400
Balance at end of period	$1,485	$—	$491	$1,976

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of September 30, 2016 and 2015 and December 31, 2015, the amount of consumer loans guaranteed by the Company was $29.7 million, $36.7 million and $34.1 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $1.7 million, $2.0 million and $1.7 million, as of September 30, 2016 and 2015 and December 31, 2015, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

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

The Company records an investment in the preferred stock of a privately-held developing small business financial services entity under the cost method. The carrying value of the Company’s investment in this unconsolidated investee was $6.7 million as of September 30, 2016 and 2015 and December 31, 2015, and was held in “Other assets” in the Company’s consolidated balance sheets.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company evaluates this investment for impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of the investment below carrying value. Based on the Company’s evaluation of this investment at September 30, 2016, the Company determined that an impairment loss was not probable at that date.

5.	Long-term debt

The Company’s long-term debt instruments and balances outstanding as of September 30, 2016 and 2015 and December 31, 2015 were as follows (dollars in thousands):

	September 30,		December 31,
	2016	2015	2015

Securitization notes	$136,953	$—	$—
Revolving line of credit	15,000	—	58,400
Senior Notes	495,427	494,690	494,867
Subtotal	647,380	494,690	553,267
Less: Long-term debt issuance costs	(12,201)	(11,882)	(11,358)
Total long-term debt	$635,179	$482,808	$541,909

Consumer Loan Securitization

On January 15, 2016, the Company and certain of its subsidiaries entered into a receivables securitization (the “2016-1 Securitization Facility”) with certain purchasers, Jefferies Funding LLC, as administrative agent (the “Administrative Agent”) and Bankers Trust Company, as indenture trustee and securities intermediary (the “Indenture Trustee”). The 2016-1 Securitization Facility securitizes unsecured consumer installment loans (“Receivables”) that have been, or will be, originated or acquired under the Company’s NetCredit brand and that meet specified eligibility criteria. Under the 2016-1 Securitization Facility, Receivables are sold to EFR 2016-1, LLC, a wholly-owned special purpose subsidiary (the “Issuer”), and serviced by another subsidiary.

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

The Securitization Notes are issued pursuant to an indenture, dated as of January 15, 2016 (the “Closing Date”). The Securitization Notes bear interest at an annual rate equal to the one month London Interbank Offered Rate (“LIBOR”) (subject to a floor of 1%) plus 7.75%, which rate is initially 8.75%. In addition, the Issuer paid certain customary upfront closing fees and will pay customary annual commitment and other fees to the purchasers under the 2016-1 Securitization Facility. Subject to certain exceptions, the Issuer is not permitted to prepay or redeem any outstanding Securitization Notes prior to October 17, 2016. Following such date, the Issuer is permitted to voluntarily prepay any outstanding Securitization Notes, subject to an optional redemption premium. Interest and principal payments on outstanding Securitization Notes will be made monthly. Any remaining amounts outstanding will be payable no later than the Final Maturity Date. The Securitization Notes are supported by the expected cash flows from the underlying Receivables. The holders of the Securitization Notes have no recourse to the Company if the cash flows from the underlying Receivables are not sufficient to pay all of the principal and interest on the Securitization Notes. Additionally, the Receivables will be held by the Issuer at least until the obligations under the Securitization Notes are extinguished. For so long as they are held by the Issuer, the outstanding Receivables will not be available to satisfy the debts and other obligations of the Company.

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

On July 26, 2016, the Company and certain of its subsidiaries entered into a First Omnibus Amendment (the “First Amendment”) of the 2016-1 Facility that was established on the Closing Date, pursuant to various agreements with certain purchasers, the Administrative Agent and the Indenture Trustee. The agreements evidencing the 2016-1 Facility, all dated as of the Closing Date, include (i) an Indenture between the Issuer and the Indenture Trustee, (ii) a Note Purchase Agreement among the Issuer, NetCredit Loan Services, LLC (f/k/a Enova Lending Services, LLC), as the Master Servicer, the Administrative Agent and certain purchasers, and (iii) a Receivables Purchase Agreement between the Company and Enova Finance 5, LLC. The First Amendment effected a variety of minor technical changes to the Indenture, the Note Purchase Agreement, the Receivables Purchase Agreement and the servicing agreement for the 2016-1 Facility. These changes include revised procedures under the Note Purchase Agreement for the disbursement to the Issuer of proceeds from draws under the variable funding notes and clarification of modifications that the servicer is permitted to effect to the terms of consumer installment loans that have been transferred into the EFR 2016-1 Facility.

On August 17, 2016, the Company and one of its subsidiaries entered into an Amendment to the Receivables Purchase Agreement. This amendment modified an eligibility criterion for receivables that the Company sells under the Agreement.

On September 12, 2016, the Company and certain of its subsidiaries entered into a Second Omnibus Amendment (the “Second Amendment”) to amend the Indenture and Receivables Purchase Agreement. The Second Amendment authorized the Company to include in the 2016-1 Facility receivables originated by a state-chartered bank and acquired by a subsidiary of the Company from that bank, and it adjusted the Investment Pool Cumulative Net Loss Trigger for the Initial Term Note Investment Pool (as such terms are defined in the Indenture), which was the seasoned pool of receivables securitized under the 2016-1 Facility on the Closing Date.

As of September 30, 2016, the carrying amount of the 2016-1 Securitization Facility was $134.5 million, which included unamortized issuance costs of $2.4 million. The issuance costs are being amortized to interest expense over a period of four years. The total interest expense recognized was $9.5 million of which $2.6 million represented the non-cash amortization of the issuance costs for the nine months ended September 30, 2016.

$35.0 Million Revolving Credit Facility

On May 14, 2014, the Company and its domestic subsidiaries as guarantors entered into a credit agreement among the Company, the guarantors, Jefferies Finance LLC as administrative agent and Jefferies Group LLC as lender (the “Credit Agreement”). The Credit Agreement was amended on March 25, 2015 and November 5, 2015. On December 29, 2015, the Company and certain of its domestic subsidiaries, as guarantors, entered into a third amendment to the Credit Agreement, which temporarily increased the Company’s revolving line of credit to $75 million, an increase of $15.0 million ($5.0 million on December 29, 2015 and $10.0 million on January 4, 2016). Once the Company received the proceeds from the consumer loan securitization financing in January 2016, it repaid the outstanding balance on the revolving line of credit in full and, in accordance with the terms of the amendment, the revolving commitment amount was reduced to $40.0 million. On June 30, 2016, the Company and certain of its domestic subsidiaries, as guarantors, entered into a fourth amendment to the Credit Agreement, which increased the maximum allowable leverage ratio (as defined in the credit agreement) for the fiscal quarter ended June 30, 2016 to 4.00 to 1.00 (from 3.00 to 1.00) and for the fiscal quarters ended September 30, 2016 and December 31, 2016 to 3.50 to 1.00 (in each case, from 3.00 to 1.00). On September 30, 2016, the Company and certain of its domestic subsidiaries, as guarantors, entered into a fifth amendment to the Credit Agreement, which increased the maximum allowable leverage ratio (as defined in the credit agreement) for the fiscal quarters ended September 30, 2016 and thereafter to 4.25 to 1.00 (from 3.50 to 1.00) and decreased the Company’s unsecured revolving line of credit by $5.0 million from $40.0 million to $35.0 million. The Company had $15.0 million and $58.4 million outstanding under the Credit Agreement as of September 30, 2016 and December 31, 2015, respectively. There were no outstanding borrowings under the Credit Agreement as of September 30, 2015.

The Credit Agreement also includes a sub-limit of up to $20.0 million for standby or commercial letters of credit. In the event that an amount is paid by the issuing bank under a letter of credit, it will be due and payable by the Company on demand. The Company had outstanding letters of credit of $6.6 million under its Credit Agreement as of September 30, 2016 and 2015 and December 31, 2015.

In connection with the issuance of the Credit Agreement, as amended, the Company incurred debt issuance costs of approximately $1.6 million, which primarily consisted of underwriting fees and legal expenses. The unamortized balance of these costs as of

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016 is included in “Other assets” in the consolidated balance sheets. These costs are being amortized to interest expense over a period of 37 months, the term of the Credit Agreement.

$500.0 Million 9.75% Senior Unsecured Notes

On May 30, 2014, the Company issued and sold $500.0 million in aggregate principal amount of 9.75% Senior Notes due 2021 (the “Senior Notes”). The Senior Notes bear interest at a rate of 9.75% annually on the principal amount payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2014. The Senior Notes were sold at a discount of the principal amount to yield 10.0% to maturity and will mature on June 1, 2021. As of September 30, 2016 and 2015, the carrying amount of the Senior Notes was $485.6 million and $482.8 million, respectively, which included an unamortized discount of $4.6 million and $5.3 million, respectively, and unamortized issuance costs of $9.8 million and $11.9 million, respectively. The discount and issuance costs are being amortized to interest expense over a period of seven years, through the maturity date of June 1, 2021. The total interest expense recognized was $38.7 million for each of the nine months ended September 30, 2016 and 2015, of which $0.6 million and $0.5 million, respectively, represented the non-cash amortization of the discount and $1.6 million represented the non-cash amortization of the issuance costs.

Weighted-average interest rates on long-term debt were 10.75% and 10.70% during the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016 and 2015 and December 31, 2015, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreement(s).

6.	Income Taxes

During the three months ended March 31, 2016, the Company identified an error in the income tax provision for the twelve months ended December 31, 2015 in which the Company did not recognize additional tax expense related to the significant decline in the intrinsic value of restricted stock units that vested in December 2015 and thus overstated the deferred tax asset related to those units. The Company recorded an $887 thousand increase in the provision for income taxes in 2016 as an out of period adjustment. The Company believes this correction of an error was not material to the previously-issued full year 2015 consolidated financial statements.

The effective tax rate for the nine months ended September 30, 2016 increased to 39.6% from 36.5% for the nine months ended September 30, 2015, primarily as a result of the adjustment to the deferred tax asset.

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

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income	$7,837	$4,417	$25,888	$39,811
Denominator:
Total weighted average basic shares	33,211	33,000	33,176	33,000
Shares applicable to stock-based compensation	347	22	184	15
Total weighted average diluted shares	33,558	33,022	33,360	33,015
Net income – basic	$0.24	$0.13	$0.78	$1.21
Net income – diluted	$0.23	$0.13	$0.78	$1.21

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended September 30, 2016 and 2015, 1,467,202 and 1,740,729 shares of common stock underlying stock options, respectively, and 343,663 and 664,594 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. For the nine months ended September 30, 2016 and 2015, 1,783,073 and 1,663,574 shares of common stock underlying stock options, respectively, and 520,688 and 279,724 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

8.	Operating Segment Information

The Company provides online financial services to alternative credit consumers and small businesses in the United States, United Kingdom and Brazil and has one reportable segment, which is composed of the Company’s domestic and international operations and corporate services. The Company has aggregated all components of its business into a single reportable segment based on the similarities of the economic characteristics, the nature of the products and services, the nature of the production and distribution methods, the type of customer and the nature of the regulatory environment.

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

The following tables present information on the Company’s domestic, international operations and corporate services as of and for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue
Domestic	$165,330	$133,661	$449,100	$366,134
International	30,613	31,566	94,031	111,049
Total revenue	$195,943	$165,227	$543,131	$477,183

Income from operations
Domestic	$44,015	$37,327	$148,717	$141,281
International	5,659	2,799	16,136	37,822
Corporate services	(21,577)	(21,180)	(76,100)	(75,707)
Total income from operations	$28,097	$18,946	$88,753	$103,396

Depreciation and amortization
Domestic	$1,385	$1,441	$4,552	$6,103
International	409	581	1,813	1,663
Corporate services	1,995	1,860	5,639	6,432
Total depreciation and amortization	$3,789	$3,882	$12,004	$14,198

Expenditures for property and equipment
Domestic	$2,395	$1,575	$5,425	$4,236
International	1,043	744	2,489	2,367
Corporate services	379	(137)	3,552	22,081
Total expenditures for property and equipment	$3,817	$2,182	$11,466	$28,684

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30,
	2016	2015
Property and equipment, net
Domestic	$19,259	$14,231
International	5,094	5,350
Corporate services	23,133	29,233
Total property and equipment, net	$47,486	$48,814

Assets
Domestic	$823,737	$604,426
International	98,842	112,078
Corporate services	52,500	63,668
Total assets	$975,079	$780,172

Geographic Information

The following table presents the Company’s revenue by geographic region for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue
United States	$165,330	$133,661	$449,100	$366,134
United Kingdom	26,793	28,236	78,882	102,621
Other international countries	3,820	3,330	15,149	8,428
Total revenue	$195,943	$165,227	$543,131	$477,183

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $47.5 million and $48.8 million at September 30, 2016 and 2015, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

9.	Commitments and Contingencies

Litigation

On March 8, 2013, Flemming Kristensen, on behalf of himself and others similarly situated, filed a purported class action lawsuit in the U.S. District Court of Nevada against the Company and other unaffiliated lenders and lead providers. The lawsuit alleges that the lead provider defendants sent unauthorized text messages to consumers on behalf of the Company and the other lender defendants in violation of the Telephone Consumer Protection Act. The complaint seeks class certification, statutory damages, an injunction against “wireless spam activities,” and attorneys’ fees and costs. The Company filed an answer to the complaint denying all liability. On March 26, 2014, the Court granted class certification. On July 20, 2015, the court granted the Company’s motion for summary judgment, denied Plaintiff’s motion for summary judgment and, on July 21, 2015, entered judgment in favor of the Company. Plaintiff filed a motion for reconsideration, which was denied. On May 3, 2016, Plaintiff filed a notice of appeal of the order granting summary judgment for the Company, the judgment in favor of the company, and the order denying Plaintiff’s motion to reconsider. Plaintiff filed his appellate brief on September 9, 2016. Neither the likelihood of an unfavorable appellate decision nor the ultimate liability, if any, with respect to this matter can be determined at this time, and the Company is currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, Contingencies–Loss Contingencies–Glossary, for this litigation. The Company believes that the Plaintiff’s claims in the complaint are without merit and intends to vigorously defend this lawsuit.

The Company is also a defendant in certain routine litigation matters encountered in the ordinary course of its business. Certain of these matters may be covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Headquarters Relocation

During 2014 the Company accelerated the lease expiration date for approximately 86,000 rentable square feet at its prior headquarters office space effective June 30, 2015. The Company relocated to its current headquarters in 2015 and recognized an expense of $3.7

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

million which was included as “General and administrative expense” and consisted of a lease exit liability of $2.9 million for the remaining lease payments, net of estimated sublease income of $1.7 million, and $0.8 million for the removal of property and restoration costs related to the prior headquarters lease. During the nine months ended September 30, 2016, the Company recorded additional expense of $0.3 million reflecting adjustments to prior estimates. The Company does not expect to incur further material costs related to the relocations.

The following table is a summary of the exit and disposal activity and liability balances as a result of the headquarters relocation for the nine months ended September 30, 2016 and the twelve months ended December 31, 2015 (in thousands):

	Lease Termination Costs	Other Exit Costs	Total
Balance at January 1, 2015	$707	$—	$707
Additions	2,861	808	3,669
Payments	(2,143)	(604)	(2,747)
Balance at December 31, 2015	$1,425	$204	$1,629

Balance at January 1, 2016	$1,425	$204	$1,629
Payments	(856)	—	(856)
Adjustments	403	(69)	334
Balance at September 30, 2016	$972	$135	$1,107

10.	Derivative Instruments

The Company periodically uses derivative instruments to manage risk from changes in market conditions that may affect the Company’s financial performance. The Company primarily uses derivative instruments to manage its primary market risks, which are interest rate risk and foreign currency exchange rate risk.

The Company periodically uses forward currency exchange contracts to minimize the effects of foreign currency risk in the United Kingdom. The forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction gain (loss)” in the Company’s consolidated statements of income. The Company currently does not manage its exposure to risk from foreign currency exchange rate fluctuations through the use of forward currency exchange contracts in Brazil.

The Company’s derivative instruments are presented in its financial statements on a net basis. The Company had no outstanding derivative instruments as of September 30, 2016. The following table presents information related to the Company’s derivative instruments as of September 30, 2015 and December 31, 2015 (dollars in thousands):

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

(1)

As of September 30, 2015 and December 31, 2015, the Company had no gross amounts of recognized derivative instruments that the Company makes an accounting policy election not to offset. In addition, there is no financial collateral related to the

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

The following table presents information on the effect of derivative instruments on the consolidated results of operations and accumulated other comprehensive income (“AOCI”) for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Gains (Losses)				Gains (Losses)
	Recognized in		Gains (Losses)		Reclassified From
	Income		Recognized in AOCI		AOCI into Income
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015
Non-designated derivatives:
Forward currency exchange contracts(1)	$—	$611	$—	$—	$—	$—
Total	$—	$611	$—	$—	$—	$—

	Gains (Losses)				Gains (Losses)
	Recognized in		Gains (Losses)		Reclassified From
	Income		Recognized in AOCI		AOCI into Income
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015
Non-designated derivatives:
Forward currency exchange contracts(1)	$3,020	$2,807	$—	$—	$—	$—
Total	$3,020	$2,807	$—	$—	$—	$—

(1)	The gains (losses) on these derivatives substantially offset the (losses) gains on the economically hedged portion of the foreign intercompany balances.

11.	Related Party Transactions

A current officer of the Company has an ongoing ownership interest in the small business from which the Company acquired certain assets and assumed certain liabilities in June 2015 (see Note 2 for additional information). In the normal course of business, the Company attains certain customer relationships from the small business by entering into transactions with the customers to provide additional RPA financing. In these transactions, the Company satisfies the customer’s existing RPA balance with the small business which terminates such customer’s responsibilities to the small business. During the nine months ended September 30, 2016 and 2015, the Company paid $0.4 million and $5.8 million, respectively, to the small business to satisfy customers’ existing RPA balances. Pursuant to the acquisition, a subsidiary of the Company issued a promissory note to the small business in the amount of $3.0 million (the “Promissory Note”) and granted the company an opportunity to earn certain contingent purchase consideration (see Note 2 for additional information), both of which are guaranteed by the Company. The Promissory Note accrues interest at a rate of 4.0% per annum and will mature on June 23, 2018. During the nine months ended September 30, 2016 and 2015, the Company incurred interest expense of $91 thousand and $33 thousand, respectively, related to the Promissory Note. In addition, as a condition precedent to the acquisition, a subsidiary of the Company executed a Transition Services Agreement with the small business from which the Company acquired certain assets whereby it agreed to provide certain transition services to the business for three years following the acquisition. During the nine months ended September 30, 2016 and 2015, the Company was paid $27 thousand and $68 thousand, respectively, for such services.

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

The Company and Cash America entered into an agreement in conjunction with the Spin-off for the Company to administer the consumer loan underwriting model utilized by Cash America’s Retail Services Division in exchange for a fee per transaction paid to the Company as well as the reimbursement of the Company’s direct third-party costs incurred in providing the service. The Company

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

received $0.7 million and $0.9 million for the nine months ended September 30, 2016 and 2015, respectively, pursuant to this agreement.

Since May 30, 2014, amounts due from or due to Cash America or FirstCash have been settled a month in arrears. The balance due from Cash America of $0.1 million as of each of September 30, 2015 and December 31, 2015 and from FirstCash of $0.1 million as of September 30, 2016 is included in “Other receivables and prepaid expenses” in the consolidated balance sheets.

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

	September 30,		December 31,
	2016	2015	2015
Assets
Cash and cash equivalents	$105	$—	$—
Restricted cash and cash equivalents	18,119	—	—
Loans and finance receivables, net	176,016	—	—
Other receivables and prepaid expenses	3	—	—
Total assets	$194,243	$—	$—
Liabilities
Accounts payable and accrued expenses	$991	$—	$—
Long-term debt	134,537	—	—
Total liabilities	$135,528	$—	$—

13.	Fair Value Measurements

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

During the nine months ended September 30, 2016 and 2015, there were no transfers of assets or liabilities in or out of Level 1, Level 2 or Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and 2015 and December 31, 2015 are as follows (dollars in thousands):

	September 30,	Fair Value Measurements Using
	2016	Level 1	Level 2	Level 3
Financial assets (liabilities):
Non-qualified savings plan assets(1)	1,528	1,528	—	—
Contingent consideration	(5,658)	—	—	(5,658)
Total	$(4,130)	$1,528	$—	$(5,658)

	September 30,	Fair Value Measurements Using
	2015	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$10	$—	$10	$—
Non-qualified savings plan assets(1)	1,015	1,015	—	—
Contingent consideration	(6,140)	—	—	(6,140)
Total	$(5,115)	$1,015	$10	$(6,140)

	December 31,	Fair Value Measurements Using
	2015	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$151	$—	$151	$—
Non-qualified savings plan assets(1)	1,075	1,075	—	—
Contingent consideration	(5,658)	—	—	(5,658)
Total	$(4,432)	$1,075	$151	$(5,658)

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

The changes in the fair value of the contingent consideration, which is a Level 3 liability measured at fair value on a recurring basis, are summarized in the table below for the nine months ended September 30, 2016 (dollars in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Contingent consideration	Total
Balance at December 31, 2014	$—	$—
Issuance of contingent consideration	6,140	6,140
Balance at September 30, 2015	$6,140	$6,140

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Contingent consideration	Total
Balance at December 31, 2015	$5,658	$5,658
Adjustments	—	—
Balance at September 30, 2016	$5,658	$5,658

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At September 30, 2016 and 2015 and December 31, 2015, there were no assets or liabilities recorded at fair value on a non-recurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of September 30, 2016 and 2015 and December 31, 2015 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	September 30,	Fair Value Measurements Using
	2016	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$45,681	$45,681	$—	$—
Short-term loans and line of credit accounts, net (1)	147,992	—	—	147,992
Installment loans and RPAs, net (1)(4)	394,873	—	—	448,111
Restricted cash (5)	39,272	39,272	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$634,521	$84,953	$—	$602,806
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,727	$—	$—	$1,727
Promissory note	3,000	—	—	3,076
Credit agreement borrowings	15,000	—	—	15,000
Securitization Notes	136,953	—	139,911	—
Senior Notes	495,427	—	455,875	—
Total	$652,107	$—	$595,786	$19,803

	Balance at
	September 30,	Fair Value Measurements Using
	2015	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$34,310	$34,310	$—	$—
Short-term loans and line of credit accounts, net (1)	123,582	—	—	123,582
Installment loans and RPAs, net (1)	257,223	—	—	257,223
Restricted cash	7,586	7,586	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$429,404	$41,896	$—	$387,508
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,976	$—	$—	$1,976
Promissory note	3,000	—	—	2,995
Senior Notes	494,690	—	421,250	—
Total	$499,666	$—	$421,250	$4,971

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Balance at
	December 31,	Fair Value Measurements Using
	2015	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$42,066	$42,066	$—	$—
Short-term loans and line of credit accounts, net (1)	129,269	—	—	129,269
Installment loans and RPAs, net (1)	305,364	—	—	283,700
Restricted cash	7,379	7,379	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$490,781	$49,445	$—	$419,672
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,756	$—	$—	$1,756
Promissory note	3,000	—	—	2,984
Credit agreement borrowings	58,400	—	—	58,400
Senior Notes	494,867	—	374,500	—
Total	$558,023	$—	$374,500	$63,140

(1)	Short-term loans, line of credit accounts, installment loans and RPAs are included in “Loans and finance receivables, net” in the consolidated balance sheets.
(2)	Investment in unconsolidated investee is included in “Other assets” in the consolidated balance sheets.
(3)	See Note 4 for additional information related to the investment in unconsolidated investee.
(4)	Installment loan and RPAs, net include $176.0 million in net assets of consolidated VIEs as of September 30, 2016.
(5)	Restricted cash includes $18.1 million in assets of consolidated VIEs as of September 30, 2016.

Cash and cash equivalents and restricted cash bear interest at market rates and have original maturities of less than 90 days. The carrying amount of restricted cash and cash equivalents approximates fair value.

Short-term loans, line of credit accounts, installment loans and RPAs are carried in the consolidated balance sheet net of the allowance for estimated losses, which is calculated by applying historical loss rates combined with recent default trends to the gross receivable balance. Short-term loans and line of credit accounts have relatively short maturity periods that are generally 12 months or less. The unobservable inputs used to calculate the fair value of these receivables include historical loss rates, recent default trends and estimated remaining loan term; therefore, the carrying value approximates the fair value. The fair value of installment loans and RPAs is estimated using discounted cash flow analyses, which consider interest rates on loans and discounts offered for receivables with similar terms to customers with similar credit quality, the timing of expected payments, estimated customer default rates and/or valuations of comparable portfolios. As of September 30, 2016, the fair value of the Company’s installment loans and RPAs was greater than the carrying value of these loans and finance receivables, and as of December 31, 2015, the fair value of the Company’s installment loans and RPAs was lower than the carrying value of these loans and finance receivables. This variance is a result of a change in the valuation technique used for certain portions of the installment loan and RPA portfolio. Unsecured installment loans typically have terms between two and 60 months. RPAs typically have estimated delivery terms between six and 18 months.

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans the Company arranges for consumers on the third-party lenders’ behalf and is required to purchase any defaulted loans it has guaranteed. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company was $1.7 million, $2.0 million and $1.7 million as of September 30, 2016 and 2015 and December 31, 2015, respectively. The Company measures the fair value of its liability for third-party lender-owned consumer loans under Level 3 inputs. The fair value of these liabilities is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value of these liabilities approximates the fair value.

The Company measures the fair value of the Promissory Note using Level 3 inputs. The fair value of the Promissory Note is estimated using a discounted cash flow analysis. As of September 30, 2016, the Promissory Note had a higher fair value than the carrying value. As of September 30, 2015 and December 31, 2015, the Promissory Note had a lower fair value than the carrying value.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company measures the fair value of its Securitization Notes using Level 2 inputs. The fair value of the Company’s Senior Notes is estimated based on quoted prices in markets that are not active. As of September 30, 2016, the fair value of the Company’s Securitization Notes approximated the carrying value.

The Company measures the fair value of its Credit Agreement borrowings using Level 3 inputs. The Company considered the fair value of its other long-term debt and the timing of expected payment(s). As of September 30, 2016 and December 31, 2015, the fair value of the Company’s Credit Agreement borrowings approximated the carrying value.

The Company measures the fair value of its Senior Notes using Level 2 inputs. The fair value of the Company’s Senior Notes is estimated based on quoted prices in markets that are not active. As of September 30, 2016 and 2015 and December 31, 2015, the Company’s Senior Notes had a lower fair market value than the carrying value based on the price of the last trade of the Senior Notes.

The Company measures the fair value of its investment in unconsolidated investee using Level 3 inputs. Because the unconsolidated investee is a private company and financial information is limited, the Company estimates the fair value based on the best available information at the measurement date. As of September 30, 2016 and 2015 and December 31, 2015 the Company estimated the fair value of its investment to be approximately equal to the book value.

14.	Condensed Consolidating Financial Statements

The Company’s Notes are unconditionally guaranteed by certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) and are not secured by its other subsidiaries (the “Non-Guarantor Subsidiaries”). The Guarantor Subsidiaries are 100% owned, all guarantees are full and unconditional, and all guarantees are joint and several. As a result of the guarantee arrangements, the Company is required, in accordance with Rule 3-10 of Regulation S-X, to present the following condensed consolidating financial statements.

The condensed consolidating financial statements reflect the investments in subsidiaries of the Company using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Condensed consolidating financial statements of Enova International, Inc. (the “Parent”), its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of September 30, 2016 and 2015 and December 31, 2015 and for the periods ended September 30, 2016 and 2015 are shown on the following pages.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2016

(dollars in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$43,127	$2,554	$—	$45,681
Restricted cash	—	21,152	18,120	—	39,272
Loans and finance receivables, net	—	358,142	184,723	—	542,865
Income taxes receivable	—	—	—	—	—
Other receivables and prepaid expenses	141	18,222	286	—	18,649
Property and equipment, net	—	47,050	436	—	47,486
Goodwill	—	267,012	—	—	267,012
Intangible assets, net	—	5,670	5	—	5,675
Investment in subsidiaries	278,999	22,358	—	(301,357)	—
Intercompany receivable	413,472	—	—	(413,472)	—
Other assets	460	7,979	—	—	8,439
Total assets	$693,072	$790,712	$206,124	$(714,829)	$975,079
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$16,386	$67,931	$1,116	$—	$85,433
Intercompany payables	—	357,650	55,826	(413,476)	—
Income taxes currently payable	(56,364)	61,521	(8)	—	5,149
Deferred tax liabilities, net	(677)	17,394	(484)	—	16,233
Long-term debt	500,642	—	134,537	—	635,179
Total liabilities	459,987	504,496	190,987	(413,476)	741,994
Commitments and contingencies
Stockholders' equity	233,085	286,216	15,137	(301,353)	233,085
Total liabilities and stockholders' equity	$693,072	$790,712	$206,124	$(714,829)	$975,079

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2015

(dollars in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$32,408	$1,902	$—	$34,310
Restricted cash	—	7,586	—	—	7,586
Loans and finance receivables, net	—	379,087	1,718	—	380,805
Income taxes receivable	36,400	(30,700)	(17)	—	5,683
Other receivables and prepaid expenses	205	19,502	71	—	19,778
Property and equipment, net	—	48,646	168	—	48,814
Goodwill	—	271,568	—	—	271,568
Intangible assets, net	—	3,689	9	—	3,698
Investment in subsidiaries	221,265	12,021	—	(233,286)	—
Intercompany receivable	439,587	5	—	(439,592)	—
Other assets	908	7,022	—	—	7,930
Total assets	$698,365	$750,834	$3,851	$(672,878)	$780,172
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$16,281	$62,468	$332	$—	$79,081
Intercompany payables	—	439,587	5	(439,592)	—
Deferred tax liabilities	—	19,007	—	—	19,007
Long-term debt	482,808	—	—	—	482,808
Total liabilities	499,089	521,062	337	(439,592)	580,896
Commitments and contingencies
Stockholders' equity	199,276	229,772	3,514	(233,286)	199,276
Total liabilities and stockholders' equity	$698,365	$750,834	$3,851	$(672,878)	$780,172

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2016

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$170,288	$24,157	$1,498	$195,943
Cost of Revenue	—	78,283	17,108	—	95,391
Gross Profit	—	92,005	7,049	1,498	100,552
Expenses
Marketing	—	26,348	374	—	26,722
Operations and technology	—	19,505	1,132	—	20,637
General and administrative	37	18,539	1,233	1,498	21,307
Depreciation and amortization	—	3,761	28	—	3,789
Total Expenses	37	68,153	2,767	1,498	72,455
Income (Loss) from Operations	(37)	23,852	4,282	—	28,097
Interest expense, net	(13,342)	(123)	(2,652)	—	(16,117)
Foreign currency transaction gain	145	—	—	—	145
Income (Loss) before Income Taxes and Equity in Net Earnings of Subsidiaries	(13,234)	23,729	1,630	—	12,125
Provision for income taxes	(4,832)	8,451	669	—	4,288
Income (loss) before Equity in Net Earnings of Subsidiaries	(8,402)	15,278	961	—	7,837
Net earnings of subsidiaries	16,239	961	—	(17,200)	—
Net Income (Loss)	$7,837	$16,239	$961	$(17,200)	$7,837
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain	(1,245)	(1,084)	(160)	1,244	(1,245)
Total other comprehensive (loss) gain, net of tax	(1,245)	(1,084)	(160)	1,244	(1,245)
Comprehensive Income (Loss)	$6,592	$15,155	$801	$(15,956)	$6,592

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2016

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$478,434	$64,697	$—	$543,131
Cost of Revenue	—	182,729	47,692	—	230,421
Gross Profit	—	295,705	17,005	—	312,710
Expenses
Marketing	—	72,488	1,012	—	73,500
Operations and technology	—	58,642	3,064	—	61,706
General and administrative	185	72,867	3,695	—	76,747
Depreciation and amortization	—	11,936	68	—	12,004
Total Expenses	185	215,933	7,839	—	223,957
Income (Loss) from Operations	(185)	79,772	9,166	—	88,753
Interest expense, net	(39,793)	613	(8,878)	—	(48,058)
Foreign currency transaction gain	2,184	—	—	—	2,184
Income (Loss) before Income Taxes and Equity in Net Earnings of Subsidiaries	(37,794)	80,385	288	—	42,879
Provision for income taxes	(14,977)	31,853	115	—	16,991
Income (loss) before Equity in Net Earnings of Subsidiaries	(22,817)	48,532	173	—	25,888
Net earnings of subsidiaries	48,705	173	—	(48,878)	—
Net Income (Loss)	$25,888	$48,705	$173	$(48,878)	$25,888
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain	(5,070)	(6,342)	1,270	5,072	(5,070)
Total other comprehensive (loss) gain, net of tax	(5,070)	(6,342)	1,270	5,072	(5,070)
Comprehensive Income (Loss)	$20,818	$42,363	$1,443	$(43,806)	$20,818

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2015

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$164,590	$637	$—	$165,227
Cost of Revenue	—	65,201	413	—	65,614
Gross Profit	—	99,389	224	—	99,613
Expenses
Marketing	—	35,448	120	—	35,568
Operations and technology	—	18,093	497	—	18,590
General and administrative	100	22,256	271	—	22,627
Depreciation and amortization	—	3,871	11	—	3,882
Total Expenses	100	79,668	899	—	80,667
Income (Loss) from Operations	(100)	19,721	(675)	—	18,946
Interest expense, net	(13,172)	(120)	—	—	(13,292)
Foreign currency transaction loss	(212)	—	—	—	(212)
Income (Loss) before Income Taxes and Equity in Net Earnings of Subsidiaries	(13,484)	19,601	(675)	—	5,442
Provision for income taxes	(4,716)	5,741	—	—	1,025
Income (Loss) before Income Taxes	(8,768)	13,860	(675)	—	4,417
Income (loss) from equity investments in subsidiaries	13,185	(675)	—	(12,510)	—
Net Income (Loss)	$4,417	$13,185	$(675)	$(12,510)	$4,417
Other comprehensive loss, net of tax:
Foreign currency translation loss	(2,852)	(2,035)	(817)	2,852	(2,852)
Total other comprehensive loss, net of tax	(2,852)	(2,035)	(817)	2,852	(2,852)
Comprehensive Income (Loss)	$1,565	$11,150	$(1,492)	$(9,658)	$1,565

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2015

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$476,261	$922	$—	$477,183
Cost of Revenue	—	145,018	702	—	145,720
Gross Profit	—	331,243	220	—	331,463
Expenses
Marketing	—	84,148	283	—	84,431
Operations and technology	—	52,925	1,231	—	54,156
General and administrative	536	73,999	747	—	75,282
Depreciation and amortization	—	14,172	26	—	14,198
Total Expenses	536	225,244	2,287	—	228,067
Income (Loss) from Operations	(536)	105,999	(2,067)	—	103,396
Interest expense, net	(39,459)	(45)	3	—	(39,501)
Foreign currency transaction loss	(1,186)	—	(1)	—	(1,187)
Income (Loss) before Income Taxes and Equity in Net Earnings of Subsidiaries	(41,181)	105,954	(2,065)	—	62,708
Provision for income taxes	(15,038)	37,922	13	—	22,897
Income (Loss) before Income Taxes	(26,143)	68,032	(2,078)	—	39,811
Income (loss) from equity investments in subsidiaries	65,954	(2,078)	—	(63,876)	—
Net Income (Loss)	$39,811	$65,954	$(2,078)	$(63,876)	$39,811
Other comprehensive loss, net of tax:
Foreign currency translation loss	(1,060)	(174)	(886)	1,060	(1,060)
Total other comprehensive loss, net of tax	(1,060)	(174)	(886)	1,060	(1,060)
Comprehensive Income (Loss)	$38,751	$65,780	$(2,964)	$(62,816)	$38,751

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2016

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities	$87,477	$216,799	$40,569	$(44,138)	$300,707
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	—	(976,614)	(10,641)	—	(987,255)
Securitized loans transferred	—	278,076	(278,076)	—	—
Loans and finance receivables repaid	—	525,636	126,229	—	651,865
Change in restricted cash	—	(14,656)	(18,120)	—	(32,776)
Purchases of property and equipment	—	(11,262)	(204)	—	(11,466)
Capital contributions to subsidiaries	(43,962)	(8,005)	—	51,967	—
Other investing activities	—	72	—	—	72
Net cash used in investing activities	(43,962)	(206,753)	(180,812)	51,967	(379,560)
Cash Flows from Financing Activities
Payments for (proceeds from) member's equity	—	(176)	8,005	(7,829)	—
Debt issuance costs paid	—	—	(3,516)	—	(3,516)
Treasury shares purchased	(115)	—	—	—	(115)
Borrowings under revolving line of credit	45,000	—	—	—	45,000
Repayments under revolving line of credit	(88,400)	—	—	—	(88,400)
Borrowings under securitization facility	—	—	218,961	—	218,961
Repayments under securitization facility	—	—	(82,008)	—	(82,008)
Net cash provided by (used in) financing activities	(43,515)	(176)	141,442	(7,829)	89,922
Effect of exchange rates on cash	—	(7,670)	216	—	(7,454)
Net decrease in cash and cash equivalents	—	2,200	1,415	—	3,615
Cash and cash equivalents at beginning of year	—	40,927	1,139	—	42,066
Cash and cash equivalents at end of period	$—	$43,127	$2,554	$—	$45,681

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2015

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities	$4,298	$199,564	$(3,802)	$5,481	$205,541
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	—	(826,951)	(2,702)	—	(829,653)
Loans and finance receivables repaid	—	629,642	1,327	—	630,969
Acquisitions	—	(17,735)	—	—	(17,735)
Purchases of property and equipment	—	(28,566)	(118)	—	(28,684)
Capital contributions to subsidiaries	(4,298)	(5,755)	—	10,053	—
Other investing activities	—	10	—	—	10
Net cash used in investing activities	(4,298)	(249,355)	(1,493)	10,053	(245,093)
Cash Flows from Financing Activities
Payments for (proceeds from) member's equity	—	9,779	5,755	(15,534)	—
Net cash provided by (used in) financing activities	—	9,779	5,755	(15,534)	—
Effect of exchange rates on cash	—	53	(1,297)	—	(1,244)
Net decrease in cash and cash equivalents	—	(39,959)	(837)	—	(40,796)
Cash and cash equivalents at beginning of year	—	72,367	2,739	—	75,106
Cash and cash equivalents at end of period	$—	$32,408	$1,902	$—	$34,310

15.	Subsequent Events

Subsequent events have been reviewed through the date these financial statements were available to be issued.

On October 20, 2016, EFR 2016-1, LLC, a subsidiary of the Company, entered into a Third Amendment and Limited Waiver (the “Third Amendment”) to amend the Indenture (the “Agreement”), which is part of the Company’s receivables securitization facility that was established on January 15, 2016, pursuant to various agreements with certain purchasers, Jefferies Funding LLC, as administrative agent, and Bankers Trust Company, as indenture trustee and securities intermediary. The Third Amendment increased the Maximum Principal Amount to $275 million, increased the Variable Funding Note Maximum Principal Amount to $40 million until December 31, 2016, and $30 million thereafter, and extended the revolving period of the facility to October 2017. The Third Amendment also adjusted the Note Interest Rate on Term Notes issued after, and amounts outstanding under the Variable Funding Note after, the date of the Third Amendment. The weighted average interest rate on such adjusted Notes will be 9.5%. (Terms used in this paragraph that are not defined here have the meanings specified in the Indenture.)

On October 20, 2016, the Company entered into an agreement with U.S. Bank National Association (“U.S. Bank”), Computershare Trust Company, N.A., and Computershare Trust Company of Canada (together, “Computershare”), by which Computershare will replace U.S. Bank as the Trustee, Registrar and Paying Agent under the Indenture dated as of May 30, 2014 (as amended by the First Supplemental Indenture dated as of October 1, 2014, the Second Supplemental Indenture dated as of February 13, 2015, and the Third Supplemental Indenture dated as of November 10, 2015, and as the same may be further supplemented and amended from time to time, the “Indenture”) entered into by the Company, certain Guarantors from time to time parties thereto and U.S. Bank, by which the Company issued $500 million aggregate principal amount of 9.75% Senior Notes due in 2021. Computershare accepted its appointment as Trustee, Registrar and Paying Agent under the Indenture as of October 20, 2016.

On October 24, 2016, the Company entered into an amendment with Frontier Merger Sub, LLC (“Frontier,” formerly known as Cash America) to the Software Lease and Maintenance Agreement (“Lease Agreement”) dated as of November 12, 2014, between the Company and Cash America. The amendment adjusts pricing under the agreement as a result of Frontier’s request for a modification of the Credit Underwriting Model (as such term is defined in the Lease Agreement).

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

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services to consumers and small businesses. In 2015, we extended approximately $1.9 billion in credit to borrowers. As of September 30, 2016, we offered or arranged loans to consumers in 33 states in the United States and in the United Kingdom and Brazil. We also offered financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financings, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through September 30, 2016, we have completed over 38.3 million customer transactions and collected approximately 12 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include short-term loans, line of credit accounts, installment loans and receivables purchase agreements (“RPAs”).

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

Our flexible and scalable technology platform allows us to process and complete customers’ transactions quickly and efficiently. In 2015, we processed approximately 3.6 million transactions, and we continue to grow our loans and finance receivable portfolios and increase the number of customers we serve through desktop, tablet and mobile platforms. Our highly customizable technology platform allows us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In 2012, we launched a new product in the United States designed to serve near-prime customers, and in April 2014 we introduced a similar product in the United Kingdom. In June 2014, we launched a pilot program in Brazil, where we arrange financing for borrowers through a third party lender. In addition, in July 2014, we introduced a pilot program for a new line of credit product in the United States to serve the needs of small businesses. In June 2015, we further expanded our product offering by acquiring certain assets of a company that provides financing to small businesses by offering RPAs (see Note 2 in the Notes to Consolidated Financial Statements included in this report). These new products are intended to allow us to further diversify our product offerings, customer base and geographic scope. In the nine-month period ended September 30, 2016, we derived 82.7% of our total revenue from the United States and 17.3% of our total revenue internationally, with 83.9% of international revenue (representing 14.5% of our total revenue) generated in the United Kingdom.

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

•

Short-term consumer loans. Short-term consumer loans are unsecured loans written by us or by a third-party lender through our credit services organization and credit access business programs, which we refer to as our CSO programs, that we arrange and guarantee. As of September 30, 2016, we offered or arranged short-term consumer loans in 18 states in the United States and the United Kingdom. Short-term consumer loans generally have terms of seven to 90 days, with proceeds promptly deposited in the customer’s bank account in exchange for a pre-authorized debit from their account. Due to the credit risk and high transaction costs of serving our customer segment, the interest and/or fees we charge are generally considered to be higher than the interest or fees charged to consumers with superior credit histories by banks and similar lenders who are typically unwilling to make unsecured loans to alternative credit consumers. Our short-term consumer loans contributed approximately 26.9% of our total revenue for the nine months ended September 30, 2016 and 32.2% for the nine months ended September 30, 2015.

•

Line of credit accounts. We offer consumer line of credit accounts in seven states in the United States and business line of credit accounts in 24 states in the United States, which allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with the terms of their line of credit account. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit. As a result of regulatory changes in 2014, we discontinued offering line of credit accounts to customers in the United Kingdom effective January 1, 2015. Our line of credit accounts contributed approximately 29.2% of our total revenue for the nine months ended September 30, 2016 and 29.4% for the nine months ended September 30, 2015.

•

Installment loans. Installment loans are longer-term loans that require the outstanding principal balance to be paid down in multiple installments. We offer, or arrange through our CSO programs, multi-payment unsecured consumer installment loan products in 17 states in the United States and in the United Kingdom and Brazil. Terms for our installment loan products range between two and 60 months. These loans generally have higher principal amounts than short-term loans. The loan may be repaid early at any time with no prepayment charges. Our installment loans contributed approximately 41.0% of our total revenue for the nine months ended September 30, 2016 and 38.1% for the nine months ended September 30, 2015.

•

Receivables purchase agreements. Under RPAs, small businesses receive funds in exchange for a portion of the business’s future receivables at an agreed upon discount. In contrast, lending is a commitment to repay principal and interest. A small business customer who enters into a RPA commits to delivering a percentage of its receivables through ACH or wire debits or by splitting credit card receipts until all purchased receivables are delivered. We offer RPAs in all 50 states and in Washington D.C. in the United States. Revenue earned from RPAs contributed 2.7% of our total revenue for the nine months ended September 30, 2016 and less than 1.0% for the nine months ended September 30, 2015.

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

As of September 30, 2016 and 2015, the outstanding amount of active short-term consumer loans originated by third-party lenders under the CSO programs was $23.4 million and $26.0 million, respectively, which were guaranteed by us.

As of September 30, 2016 and 2015, the outstanding amount of active installment loans originated by third-party lenders under the CSO programs was $6.3 million and $10.7 million, respectively, which were guaranteed by us.

•

Bank program. In March 2016, we launched a program with a state-chartered bank where we provide technology, loan servicing and marketing services to the bank in 10 states in the United States as of September 30, 2016. Our bank partner offers unsecured consumer installment loans with an annual percentage rate (“APR”) at or below 36%. We also have the ability to purchase loans originated through this program. We plan to grow this program through expanding to more states and adding additional partners. Revenue generated from this program for the nine months ended September 30, 2016 was 0.4% of our total revenue.

OUR MARKETS

We currently provide our services in the following countries:

•

United States. We began our online business in the United States in May 2004. As of September 30, 2016, we provide services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, Headway Capital at www.headwaycapital.com and The Business Backer at www.businessbacker.com.

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

Exiting Australia and Canada Markets

We previously provided services under the name DollarsDirect at www.dollarsdirect.com.au in Australia, and we began providing services there in May 2009. We previously provided services in Canada in the provinces of Ontario, British Columbia, Alberta and Saskatchewan under the name DollarsDirect at www.dollarsdirect.ca, and we began providing services there in October 2009. Due to the small size of the Australian and Canadian markets and our limited operations there, management decided to exit those markets and reallocate our resources to our other existing businesses. As a result, we have stopped lending activities and have begun to wind down our loan portfolios.

RECENT REGULATORY DEVELOPMENTS

Consumer Financial Protection Bureau

On June 2, 2016, the CFPB issued its Notice of Proposed Rulemaking (the “Proposed Rule”) on Payday, Vehicle Title, and Certain High-Cost Installment Loans. The Proposed Rule would impose significant limitations on all short-term and installment loans with APRs above 36%, including all of our short-term loan products and certain of our installment loan products. Among other provisions, the Proposed Rule requires lenders to conduct a specific assessment regarding a borrower’s ability to repay, including a requirement to verify borrowers’ income and major financial obligations. The Proposed Rule also includes limitations on the number of loans that certain borrowers can have within a specified time frame and requires additional disclosures in loan documents and notices regarding payments. The Proposed Rule was published in the Federal Register on July 22, 2016, and comments on the Proposed Rule were due to the CFPB by October 7, 2016. The CFPB will review all submitted comments before issuing a final rule. The issuance of the final rule is not expected until mid-2017, and the implementation date of the final rule is not expected until mid to late-2018. We do not currently know the nature and extent of the final rule that the CFPB will adopt. As a result, it is not currently possible to predict the ultimate scope, extent, nature, timing or effect of any rule eventually adopted and made effective by the CFPB. We cannot give any assurances that the effect of such rule will not have a material impact on our U.S. products and services.

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

Financial Conduct Authority and Competition and Markets Authority

During the nine months ended September 30, 2016 and 2015, our U.K. operations generated 14.5% and 21.5%, respectively, of our consolidated total revenue. Regulatory changes in the United Kingdom during 2014 significantly affected our results from our U.K. operations as described below.

In the United Kingdom, supervision of consumer credit was transferred on April 1, 2014 to the Financial Conduct Authority, (the “FCA”) and pursuant to new legislation, the FCA is authorized to adopt prescriptive rules and regulations. As required by the 2013 amendment to the Financial Services and Markets Act 2000, or FSMA, the FCA implemented a cap on the total cost of high-cost short-term credit, effective January 2, 2015. The final rule reflects a maximum rate of 0.8% of principal per day, and limits the total fees, interest (including post-default interest) and charges (including late fees which are capped at £15) to an aggregate amount not to exceed 100% of the principal amount loaned. The rule required us to make changes to all of our high-cost short-term products in the United Kingdom. As a result of the final rule, we discontinued offering line of credit accounts to new customers in the United Kingdom in late 2014 and, effective January 1, 2015, we discontinued draws on existing accounts in the United Kingdom. The FCA has a statutory duty to reevaluate the rate cap rules in 2017. We cannot give any assurances that the result of that review and any new rules will not have a material impact on our U.K. products and services.

On January 29, 2016, we received full authorization from the FCA to provide consumer credit and to perform related activities for both of our U.K. businesses. We will be required to continue to satisfy certain minimum standards set out in the FSMA, which may result in additional costs to us.

On August 13, 2015, the Competition and Markets Authority (the “CMA”) published a final order which will require online lenders to provide details of their products on at least one price comparison website which is authorized by the FCA once the FCA publishes rules concerning price comparison websites. The CMA will also require online and storefront lenders to provide existing customers with a summary of their cost of borrowing as of August 13, 2016. The summary cost of borrowing statement requires disclosure of the cost of the consumer’s most recent loan, the cumulative cost of borrowing over the previous 12 months and the impact of a late repayment. On October 28, 2015, FCA issued a consultation paper that, among other things, proposed additional regulations regarding the price comparison website and the summary cost of borrowing statement. Comments on the proposals were due to the FCA by January 28, 2016, and on May 26, 2016, the FCA published its Policy Statement setting forth the final rules for price comparison websites. Price comparison websites must be in compliance with the FCA’s final rules by December 1, 2016. The obligations on lenders arising from the FCA’s final rules on price comparison websites do not come into effect until May 23, 2017, and we are confident in our ability to comply with those requirements in a timely manner. We do not currently know how the rules regarding price comparison websites will affect our business operations. If the implementation negatively impacts consumer acceptance of our products or the consumer experience in obtaining loans or if it otherwise significantly restricts the conduct of our business, such implementation could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

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

On February 2, 2016, the European Commission and the United States agreed on a new framework for transatlantic data flows, the “EU-US Privacy Shield”, which will replace the invalidated Safe Harbor framework. The EU-US Privacy Shield is a framework designed by the U.S. Department of Commerce (the “Commerce Department”) and European Commission to provide companies on both sides of the Atlantic with a mechanism to comply with EU personal data from the European Union to the United States in support of transatlantic commerce. On July 12, 2016, the European Commission adopted the EU-US Privacy Shield, which consists of four components: (i) the privacy shield principles, which is a code of conduct outlining protections for the handling of personal data; (ii) oversight and enforcement; (iii) ombudsperson mechanism; and (iv) safeguards and limitations. The Commerce Department began accepting certifications to the EU-US Privacy Shield on August 1, 2016. We expect to apply for certification to the EU-US Privacy Shield, and in the interim, despite the invalidation of the Safe Harbor framework, we believe we are exempt from and/or are in compliance with all E.U. and U.K. privacy laws and regulations.

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

RESULTS OF OPERATIONS

HIGHLIGHTS

Our financial results for the three-month period ended September 30, 2016, or the current quarter, are summarized below.

•

Consolidated total revenue increased $30.7 million, or 18.6%, to $195.9 million in the current quarter compared to $165.2 million for the three months ended September 30, 2015, or the prior year quarter. Domestic revenue increased $31.7 million, or 23.7%, to $165.3 million in the current quarter from $133.6 million for the prior year quarter while international revenue declined $1.0 million, or 3.0%, to $30.6 million from $31.6 million.

•	Consolidated gross profit increased $0.9 million, or 0.9%, to $100.5 million in the current quarter compared to $99.6 million in the prior year quarter.
•	Consolidated income from operations increased $9.2 million, or 48.3%, to $28.1 million in the current quarter, compared to $18.9 million in the prior year quarter.
•

Consolidated net income was $7.8 million in the current quarter compared to $4.4 million in the prior year quarter. Consolidated diluted earnings per share was $0.23 in the current quarter compared to $0.13 in the prior year quarter.

OVERVIEW

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Loans and finance receivables revenue	$195,912	$164,790	$541,895	$475,909
Other	31	437	1,236	1,274
Total Revenue	195,943	165,227	543,131	477,183
Cost of Revenue	95,391	65,614	230,421	145,720
Gross Profit	100,552	99,613	312,710	331,463
Expenses
Marketing	26,722	35,568	73,500	84,431
Operations and technology	20,637	18,590	61,706	54,156
General and administrative	21,307	22,627	76,747	75,282
Depreciation and amortization	3,789	3,882	12,004	14,198
Total Expenses	72,455	80,667	223,957	228,067
Income from Operations	28,097	18,946	88,753	103,396
Interest expense, net	(16,117)	(13,292)	(48,058)	(39,501)
Foreign currency transaction gain (loss)	145	(212)	2,184	(1,187)
Income before Income Taxes	12,125	5,442	42,879	62,708
Provision for income taxes	4,288	1,025	16,991	22,897
Net Income	$7,837	$4,417	$25,888	$39,811
Diluted earnings per share	$0.23	$0.13	$0.78	$1.21

Revenue
Loans and finance receivables revenue	100.0%	99.7%	99.8%	99.7%
Other	—	0.3	0.2	0.3
Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue	48.7	39.7	42.4	30.5
Gross Profit	51.3	60.3	57.6	69.5
Expenses
Marketing	13.7	21.5	13.6	17.7
Operations and technology	10.5	11.3	11.4	11.3
General and administrative	10.9	13.7	14.1	15.8
Depreciation and amortization	1.9	2.3	2.2	3.0
Total Expenses	37.0	48.8	41.3	47.8
Income from Operations	14.3	11.5	16.3	21.7
Interest expense, net	(8.2)	(8.1)	(8.8)	(8.3)
Foreign currency transaction gain (loss)	0.1	(0.1)	0.4	(0.3)
Income before Income Taxes	6.2	3.3	7.9	13.1
Provision for income taxes	2.2	0.6	3.1	4.8
Net Income	4.0%	2.7%	4.8%	8.3%

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income	$7,837	$4,417	$25,888	$39,811
Adjustments:
Lease termination and relocation costs(a)	—	(210)	—	3,270
Intangible asset amortization	271	3	867	10
Stock-based compensation expense	2,265	2,625	6,414	6,541
Foreign currency transaction (gain) loss	(145)	212	(2,184)	1,187
Cumulative tax effect of adjustments	(902)	(842)	(2,020)	(4,019)
Adjusted earnings	$9,326	$6,205	$28,965	$46,800

Diluted earnings per share	$0.23	$0.13	$0.78	$1.21
Adjustments:
Lease termination and relocation costs(a)	—	(0.01)	—	0.10
Intangible asset amortization	0.01	—	0.03	—
Stock-based compensation expense	0.07	0.08	0.19	0.20
Foreign currency transaction (gain) loss	—	0.01	(0.07)	0.03
Cumulative tax effect of adjustments	(0.03)	(0.02)	(0.06)	(0.12)
Adjusted earnings per share	$0.28	$0.19	$0.87	$1.42

(a)

In May 2015, we relocated our headquarters and as a result incurred $3.5 million of facility cease-use charges ($2.2 million net of tax) consisting of remaining lease obligations and disposal costs on our prior headquarters. During the prior year quarter we made adjustments to our lease termination costs. See Note 9 in the Notes to Consolidated Financial Statements for additional information.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income	$7,837	$4,417	$25,888	$39,811
Depreciation and amortization expenses	3,789	3,882	12,004	14,198
Interest expense, net	16,117	13,292	48,058	39,501
Foreign currency transaction (gain) loss	(145)	212	(2,184)	1,187
Provision for income taxes	4,288	1,025	16,991	22,897
Stock-based compensation expense	2,265	2,625	6,414	6,541
Adjustment:
Lease termination and relocation costs(a)	—	(210)	—	3,270
Adjusted EBITDA	$34,151	$25,243	$107,171	$127,405

Adjusted EBITDA margin calculated as follows:
Total Revenue	$195,943	$165,227	$543,131	$477,183
Adjusted EBITDA	34,151	25,243	107,171	127,405
Adjusted EBITDA as a percentage of total revenue	17.4%	15.3%	19.7%	26.7%

(a)

In May 2015, we relocated our headquarters and as a result incurred $3.5 million of facility cease-use charges ($2.2 million net of tax) consisting of remaining lease obligations and disposal costs on our prior headquarters. During the prior year quarter we made adjustments to our lease termination costs.

Constant Currency Basis

In addition to reporting financial results in accordance with GAAP, we have provided certain other non-GAAP financial information on a constant currency basis. We operate in the United Kingdom and Brazil. During the current quarter and nine months ended September 30, 2016, 15.6% and 17.3%, respectively, of our revenue originated in currencies other than the U.S. Dollar, principally the British Pound Sterling. As a result, changes in our reported revenue and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide constant currency assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. All conversion rates below are based on the U.S. Dollar equivalent to one of the applicable foreign currencies:

	Three Months Ended
	September 30,
	2016	2015	% Change
British Pound	1.3133	1.5502	(15.3)%
Australian dollar	0.7582	0.7264	4.4%
Canadian dollar	0.7668	0.7650	0.2%
Brazilian real	0.3079	0.2850	8.0%

	Nine Months Ended
	September 30,
	2016	2015	% Change
British Pound	1.3934	1.5329	(9.1)%
Australian dollar	0.7420	0.7638	(2.9)%
Canadian dollar	0.7571	0.7954	(4.8)%
Brazilian real	0.2833	0.3209	(11.7)%

Management believes that our non-GAAP constant currency assessments are a useful measure, as they indicate the actual growth and profitability of our operations.

Combined Loans and Finance Receivables Measures

In addition to reporting loans and finance receivables balance information in accordance with GAAP (see Note 3 in the Notes to Consolidated Financial Statements included in this report), we have provided Combined loans and finance receivables, gross, Combined loans and finance receivables, net, Allowance and liability for losses as a percent of loans and finance receivables, gross, Cost of revenue as a percent of average short-term combined loan balance, gross and Charge-offs (net of recoveries) as a percent of average short-term combined loan balance, gross, or, collectively, the Combined Loans and Finance Receivables Measures. The Combined Loans and Finance Receivables Measures are non-GAAP measures that include both loans and RPAs we own and loans we guarantee, which are either GAAP items or disclosures required by GAAP. See “—Loan and Finance Receivable Balances,” “—Loans and Finance Receivables Loss Experience” and “—Loans and Finance Receivables Loss Experience by Product” below for reconciliations between Company owned loans and finance receivables, gross, allowance and liability for losses, cost of revenue and charge-offs (net of recoveries) calculated in accordance with GAAP to the Combined Loans and Finance Receivables Measures.

Management believes these non-GAAP measures provide investors with important information needed to evaluate the magnitude of potential receivable losses and the opportunity for revenue performance of the loans and finance receivable portfolio on an aggregate basis. Management also believes that the comparison of the aggregate amounts from period to period is more meaningful than comparing only the amounts reflected on our balance sheet since both revenue and cost of revenue are impacted by the aggregate amount of receivables we own and those we guarantee as reflected in our financial statements.

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2015

Revenue and Gross Profit

Revenue increased $30.7 million, or 18.6%, to $195.9 million for the current quarter as compared to $165.2 million for the prior year quarter. On a constant currency basis, revenue increased by $35.3 million, or 21.4%, for the current quarter compared to the prior year quarter. Our domestic operations contributed an increase of $31.7 million, primarily resulting from a 40.7% increase in domestic line of credit account revenue and a 34.3% increase in domestic installment loan and RPA revenue in the current quarter compared to the prior year quarter driven by strong customer demand for these products. The increase in revenue from domestic operations was partially offset by a decrease in revenue of $1.0 million (an increase of $3.7 million on a constant currency basis) from our international operations, primarily due to the wind-down of our Canadian and Australian businesses and the continued effects of the regulatory changes in the United Kingdom in 2014.

Our gross profit increased by $0.9 million to $100.5 million for the current quarter from $99.6 million for the prior year quarter. On a constant currency basis, gross profit increased by $4.1 million for the current quarter compared to the prior year quarter. Our consolidated gross profit as a percentage of revenue, or our gross profit margin, decreased to 51.3%, or 51.7% on a constant currency basis, for the current quarter, from 60.3% for the prior year quarter. The decrease in gross profit margin was primarily driven by the continued strong growth of our domestic line of credit and RPA portfolios, resulting in a higher mix of those products in the total portfolio, a higher mix of new customers, which requires higher loss provisions as new customers default at a higher rate than returning customers with a successful history of loan performance, and the wind-down of the U.K. line of credit in the prior year quarter. Gross profit from the discontinued U.K. line of credit product decreased $4.2 million in the current quarter compared to the prior year quarter. Excluding that discontinued product, our consolidated gross profit margin decreased to 50.8% for the current quarter from 57.8% for the prior year quarter. See “—Recent Regulatory Developments—Financial Conduct Authority” above for further information. Management expects the consolidated gross profit margin will continue to be influenced by the mix of loans to new and returning customers, the mix of lower yielding and higher yielding loan products, and loan originations for our U.K. operations.

The following tables set forth the components of revenue and gross profit, separated by product and between domestic and international for the current quarter and the prior year quarter (in thousands):

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Revenue by product:
Short-term loans	$51,999	$54,549	$(2,550)	(4.7)%
Line of credit accounts	59,090	43,832	15,258	34.8
Installment loans and RPAs	84,823	66,409	18,414	27.7
Total loans and finance receivables revenue	195,912	164,790	31,122	18.9
Other	31	437	(406)	(92.9)
Total revenue	$195,943	$165,227	$30,716	18.6%

Revenue by product (% to total):
Short-term loans	26.5%	33.0%
Line of credit accounts	30.2	26.5
Installment loans and RPAs	43.3	40.2
Total loans and finance receivables revenue	100.0	99.7
Other	—	0.3
Total revenue	100.0%	100.0%

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Domestic:
Revenue	$165,330	$133,661	$31,669	23.7%
Cost of revenue	85,862	59,056	26,806	45.4
Gross profit	$79,468	$74,605	$4,863	6.5
Gross profit margin	48.1%	55.8%	(7.7)%	(13.8)%
International:
Revenue	$30,613	$31,566	$(953)	(3.0)%
Cost of revenue	9,529	6,558	2,971	45.3
Gross profit	$21,084	$25,008	$(3,924)	(15.7)
Gross profit margin	68.9%	79.2%	(10.3)%	(13.0)%
Total:
Revenue	$195,943	$165,227	$30,716	18.6%
Cost of revenue	95,391	65,614	29,777	45.4
Gross profit	$100,552	$99,613	$939	0.9
Gross profit margin	51.3%	60.3%	(9.0)%	(14.9)%

Loan and Finance Receivable Balances

Our loan and finance receivable balance in our consolidated financial statements for September 30, 2016 and 2015 was $637.6 million and $445.5 million, respectively, before the allowance for losses of $94.7 million and $64.7 million, respectively. The combined loan and finance receivable balance includes $29.7 million and $36.7 million as of September 30, 2016 and 2015, respectively, of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements for September 30, 2016 and 2015, respectively, before the liability for estimated losses of $1.7 million and $2.0 million provided in “Accounts payable and accrued expenses” in our consolidated financial statements for September 30, 2016 and 2015, respectively.

The ending portfolio balance of loans and finance receivables, net of allowance for losses, increased $162.1 million, or 42.6%, to $542.9 million as of September 30, 2016 from $380.8 million as of September 30, 2015, and the outstanding combined portfolio balance of loans and finance receivables, net of allowance and liability for estimated losses, increased $155.3 million, or 37.4%, to $570.8 million as of September 30, 2016 from $415.5 million as of September 30, 2015, primarily due to increased demand for our domestic near-prime installment and line of credit products and growth of our loan and finance receivable portfolios serving the needs of small businesses. The outstanding loan balance for our domestic near-prime product increased 66.3% in the current quarter compared to the prior year quarter resulting in a domestic near-prime portfolio balance that comprises nearly 43% of our total loan and finance receivable portfolio balance while short-term loans comprised less than 13% of our total loan and finance receivable portfolio balance in the current quarter, compared to 18% in the prior year quarter. We expect this trend to continue as we increase the number of states offering a near-prime installment lending product under our bank program. Management expects the loan balances for our domestic near-prime installment loan product will continue to comprise a larger percentage of the total loan and finance receivable portfolio, due to customer demand for these products and their longer loan term. Additionally, our portfolio of loans and finance receivables serving the needs of small businesses continues to grow and now comprises more than 13% of our total loan and finance receivable portfolio. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

The following tables summarize loan and finance receivable balances outstanding as of September 30, 2016 and 2015 (in thousands):

	As of September 30,
	2016			2015
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables balances:
Short-term loans	$60,124	$23,379	$83,503	$62,208	$25,966	$88,174
Line of credit accounts	132,388	—	132,388	89,142	—	89,142
Installment loans and RPAs	445,100	6,321	451,421	294,197	10,718	304,915
Total ending loans and finance receivables, gross	637,612	29,700	667,312	445,547	36,684	482,231
Less: Allowance and liabilities for losses(a)	(94,747)	(1,727)	(96,474)	(64,742)	(1,976)	(66,718)
Total ending loans and finance receivables, net	$542,865	$27,973	$570,838	$380,805	$34,708	$415,513
Allowance and liability for losses as a % of loans and finance receivables, gross	14.9%	5.8%	14.5%	14.5%	5.4%	13.8%

	As of September 30,
	2016			2015
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables:
Total domestic, gross	$556,056	$29,700	$585,756	$369,775	$36,684	$406,459
Total international, gross	81,556	—	81,556	75,772	—	75,772
Total ending loans and finance receivables, gross	$637,612	$29,700	$667,312	$445,547	$36,684	$482,231

(a)	GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(b)	Except for allowance and liability for estimated losses, amounts shown represent non-GAAP measures.

Average Amount Outstanding per Loan

The average amount outstanding per loan is calculated as the total combined consumer loans, gross balance at the end of the period divided by the total number of combined consumer loans outstanding at the end of the period. The following table shows the average amount outstanding per loan by product at September 30, 2016 and 2015:

	As of September 30,
	2016	2015
Average amount outstanding per loan (in ones)(a)
Short-term loans(b)	$462	$460
Line of credit accounts	1,247	946
Installment loans(b)(c)	1,962	1,750
Total loans(b)(c)	$1,252	$1,023

(a)	The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Excludes RPAs.

The average amount outstanding per consumer loan increased to $1,252 from $1,023 during the current quarter compared to the prior year quarter, primarily due to a greater mix of installment loans and line of credit accounts, which have higher average amounts outstanding relative to short-term loans, in the current quarter compared to the prior year quarter.

Average Loan Origination

The average loan origination amount is calculated as the total amount of combined loans originated and renewed for the period divided by the total number of combined consumer loans originated and renewed for the period. The following table shows the average loan origination amount by product for the current quarter compared to the prior year quarter:

	Three Months Ended
	September 30,
	2016	2015
Average loan origination amount (in ones) (a)
Short-term loans (b)	$455	$467
Line of credit accounts (c)	315	300
Installment loans (b)(d)	1,849	1,630
Total loans (b)(d)	$539	$528

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount increased to $539 from $528 during the current quarter compared to the prior year quarter, mainly due to a greater mix of installment loans, which have higher average amounts per loan relative to short-term loans.

Loans and Finance Receivables Loss Experience

The allowance and liability for estimated losses as a percentage of combined consumer loans and RPAs increased to 14.5% as of September 30, 2016 from 13.8% as of September 30, 2015, primarily due to a greater concentration of new customers from growth in our near-prime installment loans and domestic line of credit products.

The cost of revenue in the current quarter was $95.4 million, which was composed of $95.5 million related to Company-owned loans and finance receivables offset by a $0.1 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. The cost of revenue in the prior year quarter was $65.6 million, which was composed of $65.1 million related to Company-owned loans and finance receivables and $0.5 million related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $74.3 million and $51.0 million in the current quarter and the prior year quarter, respectively.

The following tables show loan and finance receivable balances and fees receivable and the relationship of the allowance and liability for losses to the combined balances of loans and finance receivables for each of the last five quarters (in thousands):

	2015		2016
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Loans and finance receivables:
Gross - Company owned	$445,547	$501,955	$495,906	$563,810	$637,612
Gross - Guaranteed by the Company(a)	36,684	34,123	27,114	31,227	29,700
Combined loans and finance receivables, gross(b)	482,231	536,078	523,020	595,037	667,312
Allowance and liability for losses on loans and finance receivables	66,718	69,078	68,886	75,653	96,474
Combined loans and finance receivables, net(b)	$415,513	$467,000	$454,134	$519,384	$570,838
Allowance and liability for losses as a % of loans and finance receivables, gross(b)	13.8%	12.9%	13.2%	12.7%	14.5%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.

(b)	Non-GAAP measure.

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

Short-term Loans

Demand for our short-term loan product in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Following regulatory changes in the United Kingdom in 2014, demand for short-term loans in that market increased throughout 2015 and into 2016 while demand in the United States remained softer in comparison to 2015. Continued higher demand in the United Kingdom, partially offset by lower demand in the United States because of macroeconomic factors such as low unemployment, rising wages and low gas prices, led to lower short-term loan balances on a year-over-year basis as of the end of the third quarter of 2016.

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

The following table includes information related only to short-term loans and shows our loss experience trends for short-term loans for each of the last five quarters (in thousands):

	2015		2016
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Short-term loans:
Cost of revenue	$18,315	$17,837	$13,276	$14,214	$20,531
Charge-offs (net of recoveries)	17,226	18,125	16,540	11,720	15,956
Average short-term combined loan balance, gross:
Company owned(a)	60,399	59,298	55,839	54,324	60,761
Guaranteed by the Company(a)(b)	26,761	24,215	25,151	21,443	24,678
Average short-term combined loan balance, gross(a)(c)	$87,160	$83,513	$80,990	$75,767	$85,439
Ending short-term combined loan balance, gross:
Company owned	$62,208	$58,793	$52,381	$58,798	$60,124
Guaranteed by the Company(b)	25,966	25,151	20,534	24,451	23,379
Ending short-term combined loan balance, gross(c)	$88,174	$83,944	$72,915	$83,249	$83,503
Ending allowance and liability for losses	$16,380	$15,950	$12,598	$14,746	$19,184

Short-term loan ratios:
Cost of revenue as a % of average short-term combined loan balance, gross(a)(c)	21.0%	21.4%	16.4%	18.8%	24.0%
Charge-offs (net of recoveries) as a % of average short-term combined loan balance, gross(a)(c)	19.8%	21.7%	20.4%	15.5%	18.7%
Gross profit margin	66.4%	65.0%	72.1%	69.5%	60.5%
Allowance and liability for losses as a % of combined loan balance, gross(c)(d)	18.6%	19.0%	17.3%	17.7%	23.0%

(a)	The average short-term combined loan balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan balance, gross, is determined using period-end balances.

Line of Credit Accounts

The cost of revenue as a percentage of average loan balance for line of credit accounts exhibits a similar quarterly seasonal trend to short-term loan loss rates as the ratio is typically lower in the first quarter and increases throughout the remainder of the year, peaking in the second half of the year with higher loan demand. The gross profit margin is generally lower for line of credit accounts as compared to short-term loans because the highest levels of default are exhibited in the early stages of the account, while revenue is recognized over the term of the account. As a result, particularly in periods of higher growth as was seen in the current quarter, the gross profit margin will be lower for this product than for our short-term loan products. Conversely, in periods of declining originations and portfolio contraction, as was the case in the first half of 2015 due to the wind down of the U.K. line of credit portfolio, the gross profit margin will be higher for this product. As of September 30, 2016, the U.K. line of credit portfolio balance, net of allowance for losses, was $38 thousand compared to $0.5 million as of September 30, 2015. The year over year increase in the allowance for losses as a percentage of loan balance was due to higher demand for the domestic line of credit product in the third quarter of 2016.

The following table includes information related only to line of credit accounts and shows our loss experience trends for line of credit accounts for each of the last five quarters (in thousands):

	2015		2016
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$13,048	$17,816	$16,471	$17,251	$29,739
Charge-offs (net of recoveries)	9,262	14,962	16,914	14,506	20,973
Average loan balance(a)	81,511	94,532	100,648	105,553	126,371
Ending loan balance	89,142	100,855	98,351	118,030	132,388
Ending allowance for losses balance	$12,873	$15,727	$15,284	$18,029	$26,795

Line of credit account ratios:
Cost of revenue as a % of average loan balance(a)	16.0%	18.8%	16.4%	16.3%	23.5%
Charge-offs (net of recoveries) as a % of average loan balance(a)	11.4%	15.8%	16.8%	13.7%	16.6%
Gross profit margin	70.2%	60.5%	66.4%	65.7%	49.7%
Allowance for losses as a % of loan balance(b)	14.4%	15.6%	15.5%	15.3%	20.2%

(a)	The average loan balance for line of credit accounts is the average of the month-end balances during the period.
(b)	Allowance for losses as a % of loan balance is determined using period-end balances.

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

The gross profit margin is generally lower for the installment loan product than for other loan products, primarily because the highest levels of default are exhibited in the early stages of the loan, while revenue is recognized over the term of the loan. In addition, installment loans and RPAs typically have higher average origination amounts. Another factor contributing to the lower gross profit margin is that the product yield for installment loans and RPAs is typically lower than the yield for the other financing products we offer. As a result, particularly in periods of higher growth for the installment loan and RPA portfolios, which has been the case in recent years, the gross profit margin is typically lower for this product than for our short-term loan and line of credit products. Our average installment combined loan and RPA portfolio balance outstanding at September 30, 2016 increased 55.9% in the current quarter compared to the prior year quarter. During the current quarter, we experienced a lower gross profit margin than we experienced in the prior year quarter as a result of the growth in our domestic near-prime installment portfolio and RPAs and a lower concentration of U.K. installment loans in the portfolio due to changes initiated in that market in 2014.

The following table includes information related only to our installment loans and RPAs and shows our loss experience trends for installment loans and RPAs for each of the last five quarters (in thousands):

	2015		2016
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Installment loans and RPAs:
Cost of revenue	$34,251	$35,485	$39,830	$33,988	$45,121
Charge-offs (net of recoveries)	24,553	35,470	36,541	32,332	37,383
Average installment and RPA combined loan and finance receivable balance, gross:
Company owned(a)	265,253	318,400	344,330	362,222	419,225
Guaranteed by the Company(a)(b)	7,822	10,667	7,476	6,094	6,600
Average installment and RPA combined loan and finance receivable balance, gross (a)(c)	$273,075	$329,067	$351,806	$368,316	$425,825
Ending installment and RPA combined loan and finance receivable balance, gross:
Company owned	$294,197	$342,307	$345,174	$386,982	$445,100
Guaranteed by the Company(b)	10,718	8,972	6,580	6,776	6,321
Ending installment and RPA combined loan and finance receivable balance, gross (c)	$304,915	$351,279	$351,754	$393,758	$451,421
Ending allowance and liability for losses	$37,465	$37,401	$41,004	$42,878	$50,495

Installment and RPA loan ratios:
Cost of revenue as a % of average installment and RPA combined loan and finance receivable balance, gross(a)(c)	12.5%	10.8%	11.3%	9.2%	10.6%
Charge-offs (net of recoveries) as a % of average installment and RPA combined loan and finance receivable balance, gross (a)(c)	9.0%	10.8%	10.4%	8.8%	8.8%
Gross profit margin	48.4%	55.0%	48.6%	54.7%	46.8%
Allowance and liability for losses as a % of combined loan and finance receivable balance, gross(c)(d)	12.3%	10.6%	11.7%	10.9%	11.2%

(a)	The average installment and RPA combined loan and finance receivable balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan and finance receivable balance, gross, is determined using period-end balances.

Total Expenses

Total expenses decreased $8.2 million, or 10.2%, to $72.5 million in the current quarter, compared to $80.7 million in the prior year quarter. On a constant currency basis, total expenses decreased $6.9 million, or 8.5%, for the current quarter compared to the prior year quarter.

Marketing expense decreased to $26.7 million in the current quarter compared to $35.6 million in the prior year quarter. Lower online marketing, television advertising and revenue sharing costs were partially offset by higher direct mail costs.

Operations and technology expense increased to $20.7 million in the current quarter compared to $18.6 million in the prior year quarter, primarily due to higher underwriting costs for our installment and RPA products in our domestic operations, higher headcount costs in our call center, higher domestic transaction costs and hardware and software costs related to our data center.

General and administrative expense decreased $1.3 million, or 5.8%, to $21.3 million in the current quarter compared to $22.6 million in the prior year quarter, primarily due to lower third-party legal and compliance costs associated with the regulatory changes in the United Kingdom in the current quarter compared to the prior year quarter, partially offset by higher incentive expenses.

Depreciation and amortization expense decreased $0.1 million, or 2.4%, in the current quarter compared to the prior year quarter.

Interest Expense, Net

Interest expense, net increased $2.8 million, or 21.3%, to $16.1 million in the current quarter compared to $13.3 million in the prior year quarter. The increase was primarily due to an increase in the average amount of debt outstanding, which increased $144.7 million to $627.3 million during the current quarter from $482.6 million during the prior year quarter, partially offset by a decrease in the weighted average interest rate on our outstanding debt to 10.42% during the current quarter from 10.69% during the prior year quarter resulting from unsecured revolving line of credit and securitization borrowings, which carry a lower average interest rate.

Provision for Income Taxes

Provision for income taxes increased $3.3 million, or 318.3%, to $4.3 million in the current quarter compared to $1.0 million in the prior year quarter. The increase was primarily due to a 122.8% increase in income before income taxes and an increase in the effective tax rate to 35.4% in the current quarter from 18.8% in the prior year quarter. The increase in the effective tax rate in the current quarter is mainly due to an adjustment related to share based compensation deferred tax which was partially offset by lower nondeductible executive compensation and lobbying expenses in the current quarter compared to the prior year quarter. The lower effective tax rate in the prior year quarter was driven by adjustments for discrete tax items resulting from the filing of the 2014 tax returns.

As of the current quarter, the Company has no unrecognized tax benefits. The Company does not believe it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits will change by a significant amount. The Company records interest and penalties related to tax matters as income tax expense in the consolidated statement of income.

The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. The IRS audits for tax years 2011 through 2014 were concluded with no adjustments to the financial statements. The 2015 tax year is open to examination by the IRS and major state taxing jurisdictions.

Net Income

Net income increased $3.4 million, or 77.4%, to $7.8 million during the current quarter compared to $4.4 million during the prior year quarter. The increase was primarily due to lower operating expenses in the current quarter compared to the prior year quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2015

Revenue and Gross Profit

Revenue increased $65.9 million, or 13.8%, to $543.1 million for the nine-month period ended September 30, 2016, or current nine-month period, as compared to $477.2 million for the nine-month period ended September 30, 2015, or prior year nine-month period. On a constant currency basis, revenue increased by $75.5 million, or 15.8%, for the current nine-month period compared to the prior year nine-month period. Our domestic operations contributed an increase of $83.0 million, resulting from a 38.9% increase in domestic installment loan and RPA revenue and a 40.6% increase in line of credit revenue in the current nine-month period compared to the prior year nine-month period primarily driven by growth in our near-prime installment and line of credit account products. The increase in revenue from domestic operations was partially offset by a decrease in revenue of $17.0 million (or $7.5 million on a constant currency basis) from our international operations, primarily due to the wind-down of the U.K. line of credit product.

Our gross profit decreased by $18.8 million to $312.7 million for the current nine-month period from $331.5 million for the prior year nine-month period. On a constant currency basis, gross profit decreased by $13.1 million for the current nine-month period compared to the prior year nine-month period. Our consolidated gross profit margin decreased to 57.6% for the current nine-month period, from 69.5% for the prior year nine-month period. The decrease in gross profit margin was primarily driven by the strong growth of our domestic line of credit and installment portfolios and RPA portfolio resulting in a higher mix of those products in the total portfolio, higher mix of new customers which requires higher loss provisions as new customers default at a higher rate than returning customers with a successful history of loan performance, and the wind-down of the U.K. line of credit product. Gross profit from the discontinued U.K. line of credit product decreased $27.6 million for the current nine-month period compared to the prior year nine-month period. Excluding that discontinued product, our consolidated gross profit margin decreased to 56.8% for the current nine-month period from 65.9% for the prior year nine-month period. See “—Recent Regulatory Developments—Financial Conduct Authority” above for further information. Management expects the consolidated gross profit margin will continue to be influenced by the mix of loans to new and returning customers, the mix of lower yielding and higher yielding loan products, and loan originations for our U.K. operations and near-prime products.

The following tables set forth the components of revenue and gross profit, separated by product and between domestic and international for the current nine-month period and the prior year nine-month period (in thousands):

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Revenue by product:
Short-term loans	$146,237	$153,905	$(7,668)	(5.0)%
Line of credit accounts	158,338	140,400	17,938	12.8
Installment loans and RPAs	237,320	181,604	55,716	30.7
Total loans and finance receivables revenue	541,895	475,909	65,986	13.9
Other	1,236	1,274	(38)	(3.0)
Total revenue	$543,131	$477,183	$65,948	13.8%

Revenue by product (% to total):
Short-term loans	26.9%	32.2%
Line of credit accounts	29.2	29.4
Installment loans and RPAs	43.7	38.1
Total loans and finance receivables revenue	99.8	99.7
Other	0.2	0.3
Total revenue	100.0%	100.0%

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Domestic:
Revenue	$449,100	$366,134	$82,966	22.7%
Cost of revenue	204,070	133,135	70,935	53.3
Gross profit	$245,030	$232,999	$12,031	5.2
Gross profit margin	54.6%	63.6%	(9.0)%	(14.2)%
International:
Revenue	$94,031	$111,049	$(17,018)	(15.3)%
Cost of revenue	26,351	12,585	13,766	109.4
Gross profit	$67,680	$98,464	$(30,784)	(31.3)
Gross profit margin	72.0%	88.7%	(16.7)%	(18.8)%
Total:
Revenue	$543,131	$477,183	$65,948	13.8%
Cost of revenue	230,421	145,720	84,701	58.1
Gross profit	$312,710	$331,463	$(18,753)	(5.7)
Gross profit margin	57.6%	69.5%	(11.9)%	(17.1)%
Average Loan Origination

The average loan origination amount is calculated as the total amount of combined loans originated and renewed for the period divided by the total number of combined consumer loans originated and renewed for the period. The following table shows the average loan origination amount by product for the current nine-month period compared to the prior year nine-month period:

	Nine Months Ended
	September 30,
	2016	2015
Average loan origination amount (in ones) (a)
Short-term loans (b)	$455	$475
Line of credit accounts (c)	305	284
Installment loans (b)(d)	1,810	1,661
Total loans (b)(d)	$523	$522

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.

(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount remained flat at $523 from $522 during the current nine-month period compared to the prior year nine-month period, mainly due to a decrease in the size of average short-term loan originations, offset by a greater mix of installment loans, which have higher average amounts per loan relative to short-term loans.

Loans and Finance Receivables Loss Experience

The allowance and liability for estimated losses as a percentage of combined consumer loans and RPAs increased to 14.5% as of September 30, 2016 from 13.8% as of September 30, 2015, primarily due to a greater concentration of new customers from growth in our near-prime installment loans and domestic line of credit products.

The cost of revenue in the current nine-month period was $230.4 million, which was composed of $230.4 million related to Company-owned loans and finance receivables as there was no significant change in the liability for estimated losses related to loans we guaranteed through the CSO programs. The cost of revenue in the prior year nine-month period was $145.7 million, which was composed of $145.3 million related to Company-owned loans and finance receivables and $0.4 million related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $202.9 million and $144.7 million in the current nine-month period and the prior year nine-month period, respectively.

Total Expenses

Total expenses decreased $4.1 million, or 1.8%, to $224.0 million in the current nine-month period, compared to $228.1 million in the prior year nine-month period. On a constant currency basis, total expenses decreased $0.7 million, or 0.3%, for the current nine-month period compared to the prior year nine-month period.

Marketing expense decreased to $73.5 million in the current nine-month period compared to $84.4 million in the prior year nine-month period. Lower revenue-sharing costs and online marketing costs were partially offset by higher lead generation costs and direct mail costs.

Operations and technology expense increased to $61.7 million in the current nine-month period compared to $54.2 million in the prior year nine-month period, primarily due to higher underwriting and transaction costs for our installment and RPA products in our domestic operations and higher software costs.

General and administrative expense increased $1.5 million, or 1.9%, to $76.8 million in the current nine-month period compared to $75.3 million in the prior year nine-month period, primarily due to higher personnel expenses resulting from our 2015 acquisition of certain assets of The Business Backer, higher incentive accruals due to stronger performance in the current nine-month period compared to the prior year nine-month period, and higher consulting expenses related to various initiatives, partially offset by lower occupancy expense related to the relocation of our headquarters in the second quarter of 2015.

Depreciation and amortization expense decreased $2.2 million, or 15.5%, in the current nine-month period compared to the prior year nine-month period, primarily due to the acceleration of depreciation in the prior year nine-month period resulting from the early termination of our lease for the relocation of our headquarters that occurred in 2015.

Interest Expense, Net

Interest expense, net increased $8.6 million, or 21.7%, to $48.1 million in the current nine-month period compared to $39.5 million in the prior year nine-month period. The increase was primarily due to an increase in the average amount of debt outstanding, which increased $121.6 million to $603.5 million during the current nine-month period from $481.9 million during the prior year nine-month period, and an increase in the weighted average interest rate on our outstanding debt to 10.75% during the current nine-month period from 10.70% during the prior year nine-month period resulting from interest and loan issuance cost amortization related to the 2016-1 Securitization Facility and, to a lesser extent, outstanding unsecured revolving line of credit borrowings in the current year compared to none in the prior year nine-month period.

Provision for Income Taxes

Provision for income taxes decreased $5.9 million, or 25.8%, to $17.0 million in the current nine-month period compared to $22.9 million in the prior year nine-month period. The decrease was primarily due to a 31.6% decrease in income before income taxes partially offset by an increase in the effective tax rate to 39.6% in the current nine-month period from 36.5% in the prior year nine-month period. The increase in the effective tax rate in the current nine-month period is mainly due to an adjustment related to share based compensation deferred tax which was partially offset by lower nondeductible executive compensation and lobbying expenses in the current nine-month period compared to the prior year nine-month period.

Net Income

Net income decreased $13.9 million, or 35.0%, to $25.9 million during the current nine-month period compared to $39.8 million during the prior year nine-month period. The decrease was primarily due to the wind-down of the U.K. line of credit product which contributed $35.5 million in gross profit in the prior year nine-month period compared to $4.7 million in the current nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

Historically, we have generated significant cash flow through normal operating activities to fund both long-term and short-term needs. Our near-term liquidity is managed to ensure that adequate resources are available to fund our seasonal working capital growth, which is driven by demand for our loan products, and to meet the continued growth in the demand for our near-prime installment products. On May 30, 2014, we issued and sold $500.0 million in senior unsecured notes (“Senior Notes”). On May 14, 2014, we entered into our credit agreement, which was amended on March 25, 2015, November 5, 2015, December 29, 2015, June 30, 2016 and September 30, 2016, as further described below under “Credit Agreement.” As of November 1, 2016, our available borrowings under the Credit Agreement were $13.4 million. On January 15, 2016, we entered into the 2016-1 Securitization Facility, as further described below. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under our Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer loan securitization.

As of September 30, 2016, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through loan repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under our Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending which could be expected to generate additional liquidity.

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

On July 26, 2016, we and certain of our subsidiaries entered into a First Omnibus Amendment (the “First Amendment”) of the 2016-1 Facility that was established on the Closing Date, pursuant to various agreements with certain purchasers, the Administrative Agent and the Indenture Trustee. The agreements evidencing the 2016-1 Facility, all dated as of the Closing Date, include (i) an Indenture between the Issuer and the Indenture Trustee, (ii) a Note Purchase Agreement among the Issuer, NetCredit Loan Services, LLC (f/k/a Enova Lending Services, LLC), as the Master Servicer, the Administrative Agent and certain purchasers, and (iii) a Receivables Purchase Agreement between us and Enova Finance 5, LLC. The First Amendment effected a variety of minor technical changes to the Indenture, the Note Purchase Agreement, the Receivables Purchase Agreement and the servicing agreement for the 2016-1 Facility. These changes include revised procedures under the Note Purchase Agreement for the disbursement to the Issuer of proceeds from draws under the variable funding notes and clarification of modifications that the servicer is permitted to effect to the terms of consumer installment loans that have been transferred into the EFR 2016-1 Facility.

On August 17, 2016, we and one of our subsidiaries entered into an Amendment to the Receivables Purchase Agreement. This amendment modified an eligibility criterion for receivables that we sell under the Agreement.

On September 12, 2016, we and certain of our subsidiaries entered into a Second Omnibus Amendment (the “Second Amendment”) to amend the Indenture and Receivables Purchase Agreement. The Second Amendment authorized us to include in the 2016-1 Facility receivables originated by a state-chartered bank and acquired by a subsidiary of us from that bank, and it adjusted the Investment Pool Cumulative Net Loss Trigger for the Initial Term Note Investment Pool (as such terms are defined in the Indenture), which was the seasoned pool of receivables securitized under the 2016-1 Facility on the Closing Date.

On October 20, 2016, we and certain of our subsidiaries entered into a Third Amendment and Limited Waiver (the “Third Amendment) to amend the Indenture Agreement. The Third Amendment increased the Maximum Principal Amount to $275 million, increased the Variable Funding Note Maximum Principal Amount to $40 million until December 31, 2016, and $30 million thereafter, and extended the term of the facility to October 2017. The Third Amendment also adjusted the Note Interest Rate on Term Notes issued after, and amounts outstanding under the Variable Funding Note after, the date of the Third Amendment (as such terms are defined in the Indenture). The weighted average interest rate on such adjusted Notes will be 9.5%.

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

On September 30, 2016, we and certain of our domestic subsidiaries, as guarantors, entered into an amendment to the Credit Agreement, which increased the maximum allowable leverage ratio (as defined in the credit agreement) for the fiscal quarters ended September 30, 2016 and thereafter to 4.25 to 1.00 (from 3.50 to 1.00).

Our Credit Agreement will mature on June 30, 2017. The outstanding balance of our revolving line of credit under the Credit Agreement was $15.0 million as of September 30, 2016. We had standby letters of credit of $6.6 million under our Credit Agreement as of September 30, 2016.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash flows provided by operating activities	$300,707	$205,541
Cash flows used in investing activities
Loans and finance receivables	$(335,390)	$(198,684)
Change in restricted cash	(32,776)	—
Acquisitions	—	(17,735)
Property and equipment additions	(11,466)	(28,684)
Other investing activities	72	10
Total cash flows used in investing activities	$(379,560)	$(245,093)
Cash flows provided by financing activities	$89,922	$—

Cash Flows from Operating Activities

Net cash provided by operating activities increased $95.2 million, or 46.3%, to $300.7 million for the current nine-month period from $205.5 million for the prior year nine-month period. The increase was primarily driven by an $84.7 million increase in cost of revenue, a non-cash expense, during the current nine-month period, partially offset by a $13.9 million decrease in net income.

Other significant changes in net cash provided by operating activities for the current nine-month period compared to the prior year nine-month period included cash flows from the following activities:

•

changes in current income taxes payable resulted in a $23.1 million increase in net cash provided by operating activities primarily due to our 2015 extension and 2015 quarterly estimated tax payments, with the expectation that the overpayments generated with the 2015 tax filings will be carried forward to offset 2016 tax payments due;

•

changes in finance and service charges on loans and finance receivables resulted in a $9.9 million decrease in net cash provided by operating activities, primarily due to higher rate of loans and finance receivables originated or purchased compared to loans and finance receivables repaid; and

•

changes in other receivables and prepaid expenses resulted in a $5.5 million increase in net cash provided by operating activities, primarily due to the timing of hardware and software maintenance support contracts and other expenses.

Management believes cash flows from operations and available cash balances and borrowings under our 2016-1 Securitization Facility and Credit Agreement, which may include increased borrowings under our Credit Agreement, any refinancing or replacement thereof and additional securitization of consumer loans, will be sufficient to fund our future operating liquidity needs, including to fund our working capital growth.

Cash Flows from Investing Activities

Net cash used in investing activities increased $134.5 million, or 54.9%, for the current nine-month period compared to the prior year nine-month period, primarily due to an increase of $136.7 million in cash invested in loans and finance receivables due to a 19.0% increase in loans and finance receivables originated or purchased as well as a $32.8 million increase in the restricted cash balance resulting from activity related to the 2016-1 Securitization Facility and a cash security deposit for a third-party service provider. These increases were partially offset by an $17.2 million decrease in property and equipment expenditures to $11.5 million in the current nine-month period compared to $28.7 million in the prior year nine-month period, primarily related to the finish out and relocation of our headquarters in the prior year, and a $17.7 million decrease in payments related to the acquisition of certain assets of a company operating as The Business Backer, LLC in the prior year. Management anticipates that total expenditures for property and equipment will be between $11 million and $16 million for the twelve months ended December 31, 2016, primarily for continued development activities related to our technology platform and the purchase of computer hardware.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the current nine-month period primarily reflects $137.0 million in net borrowings under our 2016-1 Securitization Facility, partially offset by $43.4 million of net repayments under our unsecured revolving line of credit under the Credit Agreement and $3.5 million of debt issuance costs paid in connection with the consumer loan securitization financing transactions. We had no cash flows from financing activities during the prior year nine-month period.

OFF-BALANCE SHEET ARRANGEMENTS

In certain markets, we arrange for consumers to obtain consumer loan products from independent third-party lenders through our CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loan. When a customer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan received by the customer from the third-party lender if the customer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default, which generally occurs after one payment is missed. As of September 30, 2016 and 2015, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $29.7 million and $36.7 million, respectively, which were guaranteed by us. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $1.7 million and $2.0 million, as of September 30, 2016 and 2015, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets. Our CSO programs are further described under the caption “Products and Services” above.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2016 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Proposed Rule was published in the Federal Register on July 22, 2016, and comments on the Proposed Rule were due to the CFPB by October 7, 2016. The CFPB will review all submitted comments before issuing a final rule. The issuance of the final rule is not expected by the industry until mid-2017, and the implementation date of the final rule is not expected until mid- to late-2018. If the CFPB adopts a final rule that significantly restricts the conduct of our business, any such rule could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows or could make the continuance of all or part of our U.S. business impractical or unprofitable. Any new rule adopted by the CFPB could also result in significant compliance costs.

The United Kingdom has imposed, and continues to impose, increased regulation of the short-term high-cost credit industry with the stated expectation that some firms will exit the market.

In the United Kingdom, the FCA regulates consumer credit and related activities pursuant to the FSMA and the FCA Handbook, which includes prescriptive rules and regulations and carries across many of the standards set out in the CCA and its secondary legislation as well as previous guidance initially set out by the OFT. The regulations under the FCA consumer credit regime are more prescriptive than the former U.K. consumer credit regime. The FSMA gives the FCA the power to authorize, supervise, examine and bring enforcement actions against providers of consumer credit, as well as to make rules for the regulation of consumer credit. On February 28, 2014, the FCA issued the CONC contained in the FCA Handbook. The CONC incorporates prescriptive regulations for consumer loans such as those that we offer, including mandatory affordability checks on borrowers, limiting the number of rollovers on short-term loans to two, restricting how lenders can advertise, banning advertisements that the FCA deems misleading, and introducing a limit of two unsuccessful attempts on the use of continuous payment authority (which provides a creditor the ability to directly debit a customer’s account for payment when authorized by the customer to do so) to pay off a loan. Certain provisions of the CONC took effect on April 1, 2014, and other provisions for high-cost short-term credit providers, such as the limits on rollovers, continuous payment authority and advertising, took effect on July 1, 2014. As a result of the FCA’s requirements, we made significant adjustments to many of our business practices in the United Kingdom.

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

The FCA has a statutory duty to reevaluate the rate cap rules in 2017. We cannot give any assurances that the result of that review and any new rules will not have a material impact on our U.K. products and services.

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

On February 2, 2016, the European Commission and the United States agreed on a new framework for transatlantic data flows: the “EU-US Privacy Shield”, which will replace the invalided Safe harbor framework. The EU-US Privacy Shield is a framework designed by the U.S. Department of Commerce (the “Commerce Department”) and European Commission to provide companies on both sides of the Atlantic with a mechanism to comply with EU personal data from the European Union to the United States in support of transatlantic commerce. On July 12, 2016, the European Commission adopted the EU-US Privacy Shield, which consists of four components: (i) the privacy shield principles, which is a code of conduct outlining protections for the handling of personal data; (ii) oversight and enforcement; (iii) ombudsperson mechanism; and (iv) safeguards and limitations. The Commerce Department began accepting certifications to the EU-US Privacy Shield on August 1, 2016. We expect to apply for certification to the EU-US Privacy Shield, and in the interim, despite the invalidation of the Safe Harbor framework, we believe we are exempt from and/or are in compliance with all E.U. and U.K. privacy laws and regulations.

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

We are winding down our business in the Australian and Canadian markets. The exit of such businesses may take longer and the related costs may be higher than we currently anticipate.

We have ceased lending in Australia and Canada. We expect to incur certain exit costs as we are winding down our loan portfolio, exiting our business in Australia and Canada and reallocating resources to our other existing businesses. There is no guarantee that the related exit costs may not be higher than we anticipate.

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

On October 7, 2015, the CFPB published its outline of proposals to implement regulations regarding the use of arbitration clauses in contracts for consumer financial services (“Arbitration Outline”). The Arbitration Outline sought to determine the impact of prohibiting class-action waivers and publication of information regarding individual arbitration proceedings. On May 5, 2016, the CFPB issued proposed rules prohibiting the use of mandatory arbitration clauses and class action waiver provisions in consumer financial services contracts. Final rules are expected from the CFPB later in 2016 or in 2017, after the CFPB has reviewed comments to the proposed rules. The date for required implementation of the final rules by financial services providers (the “compliance date”) is not expected by the industry until 2017. Any final rules would apply to consumer financial services contracts entered into only after the compliance date (and will not apply to prior contracts that contain arbitration agreements). We cannot give any assurances that the effect of such rules will not have a material impact on our U.S. products.

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

Future sales or distributions of our common stock, including the sale by FirstCash of the shares of our common stock, could depress the market price for shares of our common stock.

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

In addition, Cash America retained a 20 percent ownership interest in our common stock, which is now held by FirstCash. Pursuant to a Stockholder’s and Registration Rights Agreement with Cash America, FirstCash is required to vote such shares in proportion to the votes cast by our other stockholders and has granted a related proxy to us to vote its shares in accordance with such requirement. In order to not jeopardize the tax-free status of the distribution, at the time of the separation and distribution, Cash America was required to dispose of such retained shares (other than the shares retained for delivery under Cash America’s long-term incentive plans) of our common stock that it owns as soon as practicable and consistent with its reasons for retaining such shares, but in no event no later than two years after the distribution. Cash America applied to the Internal Revenue Service for an extension on the two-year deadline to dispose of our common stock and received an extension to dispose of the shares until September 2017. Pursuant to the Stockholder’s and Registration Rights Agreement, we agreed that, upon the request of Cash America, we would use our best efforts to effect the registration under applicable securities laws of the shares of common stock retained by Cash America and not otherwise registered and sold pursuant to a registration statement. We were required to pay certain expenses related to the registration of such stock. We have filed a registration statement relating to those shares, which has been declared effective by the SEC. Any disposition by FirstCash, or any significant shareholder, of our common stock in the public market, or the perception that such dispositions could occur, could adversely affect prevailing market prices for our common stock.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 – January 31, 2016	6,308	$6.61	—	—
February 1 – February 29, 2016	—	—	—	—
March 1 – March 31, 2016	2,675	6.16	—	—
April 1 – April 30, 2016	—	—	—	—
May 1 – May 31, 2016	—	—	—	—
June 1 – June 30, 2016	504	7.36	—	—
July 1 – July 31, 2016	6,442	8.22	—	—
August 1 – August 31, 2016	—	—	—	—
September 1 – September 30, 2016	—	—	—	—
Total	15,929	$7.21	—	—

(a)	Shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

10.1

First Omnibus Amendment, dated July 26, 2016, by and among Enova International, Inc., Enova Finance 5, LLC, NetCredit Loan Services, LLC, EFR 2016-1, LLC, Bankers Trust Company, in its capacity as indenture trustee and securities intermediary, First Associates Loan Servicing LLC, Jefferies Funding LLC, WF 18, LLC and Drawbridge Special Opportunities Fund LP*

10.2	Amendment Number 1 to Receivables Purchase Agreement, dated August 17, 2016, by and between Enova International, Inc. and Enova Finance 5, LLC*

10.3	Second Omnibus Amendment, dated September 12, 2016, by and among Enova International, Inc., Enova Finance 5, LLC, EFR 2016-1, LLC and Bankers Trust Company*

10.4	Amendment to Credit Agreement, dated September 30, 2016, by and among Enova International, Inc., the Guarantors, the Required Lenders and Jefferies Finance LLC, as administrative agent for the Lenders

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2016	ENOVA INTERNATIONAL, INC.

	By:	/s/ Steven E. Cunningham
Steven E. Cunningham
Executive Vice President, Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1

First Omnibus Amendment, dated July 26, 2016, by and among Enova International, Inc., Enova Finance 5, LLC, NetCredit Loan Services, LLC, EFR 2016-1, LLC, Bankers Trust Company, in its capacity as indenture trustee and securities intermediary, First Associates Loan Servicing LLC, Jefferies Funding LLC, WF 18, LLC and Drawbridge Special Opportunities Fund LP*

10.2	Amendment Number 1 to Receivables Purchase Agreement, dated August 17, 2016, by and between Enova International, Inc. and Enova Finance 5, LLC*

10.3	Second Omnibus Amendment, dated September 12, 2016, by and among Enova International, Inc., Enova Finance 5, LLC, EFR 2016-1, LLC and Bankers Trust Company*

10.4	Amendment to Credit Agreement, dated September 30, 2016, by and among Enova International, Inc., the Guarantors, the Required Lenders and Jefferies Finance LLC, as administrative agent for the Lenders

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.