Form 10-K
period 2016-12-31
Enova International, Inc.
filed 2017-02-24
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of 26,241,769 shares of the registrant’s common stock, par value $0.00001 per share, held by non-affiliates on June 30, 2016 was approximately $193,139,420.

At February 22, 2017 there were 33,293,100 shares of the registrant’s Common Stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

ENOVA INTERNATIONAL, INC.

YEAR ENDED DECEMBER 31, 2016

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

•	our ability to process or collect loans and finance receivables through the Automated Clearing House system;
•	the deterioration of the political, regulatory or economic environment in countries where we operate or in the future may operate;
•	the actions of third parties who provide, acquire or offer products and services to, from or for us;
•	public and regulatory perception of the consumer loan business, small business financing and our business practices;
•	the effect of any current or future litigation proceedings and any judicial decisions or rule-making that affects us, our products or the legality or enforceability of our arbitration agreements;
•	changes in demand for our services, changes in competition and the continued acceptance of the online channel by our customers;
•	changes in our ability to satisfy our debt obligations or to refinance existing debt obligations or obtain new capital to finance growth;
•	a prolonged interruption in the operations of our facilities, systems and business functions, including our information technology and other business systems;
•	our ability to maintain an allowance or liability for estimated losses that is adequate to absorb credit losses;
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

The foregoing list of factors is not exhaustive and new factors may emerge or changes to these factors may occur that would impact the Company’s business and cause actual results to differ materially from those expressed in any of our forward looking statements. Additional information regarding these and other factors may be contained in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including on Forms 10-Q and 8-K. Readers of this report are encouraged to review all of the Risk Factors contained in Part I, Item 1A. Risk Factors to obtain more detail about the Company’s risks and uncertainties. All forward-looking statements involve risks, assumptions and uncertainties. The occurrence of the events described, and the achievement of the expected results, depends on many events, some or all of which are not predictable or within the Company’s control. If one or more events related to these or other risks or uncertainties materialize, or if management’s underlying assumptions prove to be incorrect, actual results may differ materially from what the Company anticipates. The forward-looking statements in this report are made as of the date of this report, and the Company disclaims any intention or obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of this report. All forward-looking statements in this report are expressly qualified in their entirety by the foregoing cautionary statements.

PART I

ITEM 1.	BUSINESS

Overview

We are a leading technology and analytics company focused on providing online financial services. In 2016, we extended approximately $2.1 billion in credit to borrowers. As of December 31, 2016, we offered or arranged loans to consumers in 33 states in the United States and in the United Kingdom and Brazil. We also offered financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through December 31, 2016, we have completed over 39.3 million customer transactions and collected approximately 16 terabytes of currently accessible consumer behavior data, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include short-term loans, line of credit accounts, installment loans and receivables purchase agreements (“RPAs”).

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

We have developed proprietary underwriting systems based on data we have collected over our more than 12 years of experience. These systems employ advanced risk analytics to decide whether to approve financing transactions, to structure the amount and terms of the financings we offer pursuant to jurisdiction-specific regulations and to provide customers with their funds quickly and efficiently. Our systems closely monitor collection and portfolio performance data that we use to continually refine the analytical models and statistical measures used in making our credit, purchase, marketing and collection decisions.

Our flexible and scalable technology platforms allow us to process and complete customers’ transactions quickly and efficiently. In 2016, we processed approximately 3.8 million transactions, and we continue to grow our loan and finance receivables portfolio and increase the number of customers we serve through desktop, tablet and mobile platforms. Our highly customizable technology platforms allow us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In 2012, we launched a new product in the United States designed to serve near-prime customers, and in April 2014 we introduced a similar product in the United Kingdom. In June 2014, we launched our business in Brazil, where we arrange financing for borrowers through a third party lender. In addition, in July 2014, we introduced a new line of credit product in the United States to serve the needs of small businesses. In June 2015, we further expanded our product offering by acquiring certain assets of a company that provides financing to small businesses by offering RPAs (see Note 3 in the Notes to Consolidated Financial Statements). These new products have allowed us to further diversify our product offerings, customer base and geographic scope. In 2016, we derived 83.6% of our total revenue from the United States and 16.4% of our total revenue internationally, with 84.4% of international revenue (representing 13.9% of our total revenue) generated in the United Kingdom.

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

Products and Services

Our online financing products and services provide customers with a deposit of funds to their bank account in exchange for a commitment to repay the amount deposited plus fees, interest and/or revenue on the receivables purchased. We originate, arrange, guarantee or purchase short-term consumer loans, line of credit accounts, installment loans and RPAs. We have one reportable segment that includes all of our online financial services.

Short-term consumer loans. Short-term consumer loans are unsecured loans written by us or by a third-party lender through our credit services organization and credit access business programs, which we refer to as our CSO programs, that we arrange and guarantee. As of December 31, 2016, we offered or arranged short-term consumer loans in 18 states in the United States and the United Kingdom. Short-term consumer loans generally have terms of seven to 90 days, with proceeds typically deposited promptly in the customer’s bank account in exchange for a pre-authorized debit from their account or debit card. Due to the credit risk and high transaction costs of serving our customer segment, the interest and/or fees we charge are generally considered to be higher than the interest or fees charged to consumers with superior credit histories by banks and similar lenders who are typically unwilling to make unsecured loans to non-prime credit consumers. Our short-term consumer loans contributed approximately 26.3% of our total revenue in 2016, 31.4% in 2015, and 31.7% in 2014.

Line of credit accounts. We offer consumer line of credit accounts in seven states in the United States and business line of credit accounts in 24 states in the United States, which allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with their terms of the line of credit account. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit. As a result of regulatory changes in 2014, we discontinued offering line of credit accounts to new customers in the United Kingdom in late 2014 and effective January 1, 2015, we discontinued draws on existing accounts. Our line of credit accounts contributed approximately 29.6% of our total revenue in 2016, 28.4% in 2015, and 37.7% in 2014.

Installment loans. Installment loans are longer-term loans that generally require the outstanding principal balance to be paid down in multiple installments. We offer, or arrange through our CSO Programs and in Brazil, multi-payment unsecured consumer installment loan products in 17 states in the United States and in the United Kingdom and Brazil. Terms for our installment loan products range between two and 60 months. These loans generally have higher principal amounts than short-term loans. The loan may be repaid early at any time with no prepayment charges. Our installment loans contributed approximately 43.9% of our total revenue in 2016, 39.9% in 2015, and 30.5% in 2014.

We have been investing and will continue to invest in the growth of our near-prime installment lending portfolio, particularly loans with an annual percentage rate(“APR”), at or below 36%, and those through loan programs that we are establishing with a small number of banks.

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

Bank program. In March 2016, we launched a program with a state-chartered bank where we provide technology, loan servicing and marketing services to the bank (the “Bank Program”). Our bank partner offers unsecured consumer installment loans with an APR at or below 36%. We also have the ability to purchase loans originated through this program. We plan to grow this program through expanding to more states and adding additional partners. Revenue generated from this program for the year ended December 31, 2016 was 0.6% of our total revenue.

As of December 31, 2016, 2015 and 2014, the outstanding amount of active short-term consumer loans originated by third-party lenders under the CSO programs was $26.1 million, $25.2 million and $36.3 million, respectively, which were guaranteed by us.

The outstanding amount of active installment loans originated by third-party lenders under the CSO programs, which have terms of four to 12 months, was $6.1 million, $9.0 million and $7 thousand as of December 31, 2016, 2015 and 2014, respectively, which were guaranteed by us.

Our Markets

We currently provide our services in the following countries:

United States. We began our online business in the United States in May 2004. As of December 31, 2016, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, Headway Capital at www.headwaycapital.com and The Business Backer at www.businessbacker.com. The United States represented 83.6% of our total revenue in 2016 and 78.2% of our total revenue in 2015.

United Kingdom. We provide services in the United Kingdom under the names QuickQuid at www.quickquid.co.uk, Pounds to Pocket at www.poundstopocket.co.uk and On Stride Financial at www.onstride.co.uk. We began our QuickQuid short-term consumer loan business in July 2007, our Pounds to Pocket installment loan business in September 2010, and our On Stride near-prime installment loan business in April 2014. We offered a line of credit product from March 2013 to December 2014 under the brand name QuickQuid FlexCredit. The United Kingdom represented 13.9% of our total revenue in 2016 and 19.9% of our total revenue in 2015.

Brazil. On June 30, 2014, we launched our business in Brazil where we arrange installment loans for a third party lender under the name Simplic at www.simplic.com.br. We plan to continue to invest in and expand our lending in Brazil. Brazil represented 1.6% of total revenue in 2016 and 0.3% of total revenue in 2015.

Exiting Australia and Canada Markets

We previously provided services under the name DollarsDirect at www.dollarsdirect.com.au in Australia, and we began providing services there in May 2009. We previously provided services in Canada in the provinces of Ontario, British Columbia, Alberta and Saskatchewan under the name DollarsDirect at www.dollarsdirect.ca, and we began providing services there in October 2009. Due to the small size of the Australian and Canadian markets and our limited operations there, we decided to exit those markets in 2016 and reallocate our resources to our other existing businesses. As a result, we have stopped lending activities and have wound down our loan portfolios.

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

This growth in product offerings and geographic markets has resulted in significant revenue diversification, as set forth below:

Additional financial information regarding our operating segment and each of the geographic areas in which we do business is provided in “Note 18. Operating Segment Information—Geographic Information” to our Audited Financial Statements in Part II,

Item 8 of this report. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Regulatory Developments—Financial Conduct Authority” included in Part II, Item 7 of this report for a discussion about our expectations for our U.K. business going forward.

Our Industry

The internet has transformed how consumers and small businesses shop for and acquire products and services. According to a study by the United Nations, 47% of the world’s population had access to the internet in 2016, a 3% increase from a year before. International Data Corporation reported that global internet usage is expected to increase at a pace of 2% annually through 2020. Accompanying the rise in internet usage is the continued disruption of storefront retail by e-commerce companies like Amazon, as consumers flock to purchase goods and interact with businesses online. According to the U.S. Census Bureau, U.S. e-commerce sales as a percent of total quarterly retail sales increased threefold from the first quarter of 2006 to the third quarter of 2016, reaching 8.4%. In addition, a number of traditional financial services such as banking, bill payment and investing have become widely available online. A March 2016 report by the Consumer and Community Development Research Section of the Federal Reserve’s Board of Division of Consumer and Community Affairs found that approximately 71% of bank customers in a U.S. sample have used online banking as a means of accessing banking services. This level of use highlights the extent to which consumers now accept the internet for conducting their financial transactions and are willing to entrust their financial information to online companies. We believe the increased acceptance of online financial services has led to an increased demand for online lending and financing, the benefits of which include customer privacy, easy access, security, 24/7 availability to apply for a loan or financing, speed of funding and transparency of fees and interest.

We use the internet to serve the large and growing number of underbanked consumers and small businesses who have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. Demand from these consumers has been fueled by several demographic and socioeconomic trends, including an overall increase in the population and stagnant to declining growth in the household income for working-class individuals. The necessity for alternative financial services was highlighted by a May 2016 report from the Federal Reserve, which found that 46% of respondents could not cover an emergency expense of $400, or would cover it by selling something or borrowing money. The report also found a sizeable portion of the population is unable to access credit through traditional financial channels, with 26 percent turning to alternative financial services options in the prior year. Approximately 18% of respondents had been denied credit, were offered less credit than they desired, or desired credit but did not apply for fear of denial.

Small businesses are also suffering from lack of access to credit from traditional lenders. Among a sample of small businesses surveyed for the National Small Business Association’s 2016 Mid-Year Economic Report, 52% reported that capital availability was a problem for their business. Similarly, according to a 2016 study by the Federal Reserve, only 50% of small employer firms that were approved for financing received the full amount requested. Online lending and funding options are emerging as a solution for small businesses which are seeking capital. According to data provided by small business credit tracker Paynet Inc. for a November 2015 Wall Street Journal article, banks issued only 43% of business loans up to $1 million through August of 2015 a decrease of 15% from 2009. Conversely, nonbank lenders increased their market share from 10% to 26%, and the Federal Reserve found that 20 percent of small businesses surveyed used credit from online lenders. Aside from the need for capital, businesses seek out online lenders for their often faster, easier application process. In the Federal Reserve study, approved applicants cited the long wait for a credit decision and the difficult application process as top reasons for their dissatisfaction with banks, whereas online lenders performed the best in these areas.

We believe that consumers and small businesses seek online lending services for numerous reasons, including because they often:

•	prefer the simplicity, transparency and convenience of these services;
•	require access to financial services outside of normal financial services storefront hours;
•	have an immediate need for cash for financial challenges and unexpected expenses;
•	have been unable to access certain traditional lending or other credit services;
•	seek an alternative to the high cost of bank overdraft fees, credit card and other late payment fees and utility late payment fees or disconnect and reconnection fees; and
•	wish to avoid potential negative credit consequences of missed payments with traditional creditors.

With increasing competition across industries, tightening regulations and higher expectations from consumers, businesses are seeking solutions for faster, more accurate decision making. In 2016, we launched a product that uses our proprietary technology and analytics capabilities to offer businesses a solution for real-time decisioning at scale. Based on our own analysis, the market size for analytics-as-a-service was approximately $4 billion in 2014; the market has since expanded to more than $5 billion, with high potential for future growth.

Our Customers

Our U.S. sub-prime consumer customer base is comprised largely of individuals living in households that earn an average annual income of $41,000 in the United States and £25,000 in the United Kingdom, and our U.S. near-prime customers earn an average annual income of $61,000. Based on our analysis of industry data, we believe our addressable markets are approximately 68 million and 7 million individuals in the United States and the United Kingdom, respectively. The short-term lending market is sizable in the United States, the United Kingdom and Brazil. We estimate there is a $69 billion consumer lending opportunity market in the United States. The U.K. Parliamentary Commission on Banking Standards estimated that the high-cost credit market, which includes short-term lending, represented over $9 billion in loan volume as of September 2013. However, in its February 2015 final report following its investigation of the U.K. payday lending industry, the Competition & Markets Authority found that revenue for the seven major payday lenders was down 27% year over year for the first nine months of 2014. In Brazil, we estimate there to be 74 million class C and D consumers and a $42 billion consumer loans market. Small business is also an attractive market opportunity, with total U.S. small business loan market of $193 billion. Tighter banking regulations forced banks to vacate the market for loans under $1 million. Loans under $100 thousand are the fastest growing loan segment and 66% of all small business loan growth.

Our small business customers who enter into RPAs average approximately $1.5 million in annual sales and 10 years of operating history while those who obtain an open line of credit account average approximately $450 thousand in annual sales and 7 years of operating history.

In 2016, we launched an analytics-as-a-service business that we believe has applications for multiple industries, including finance, education, real estate, and insurance, for example.

Our Competitive Strengths

We believe that the following competitive strengths position us well for continued growth:

•

Significant operating history and first mover advantage. As an early entrant in the online lending sector, we have accumulated approximately 16 terabytes of currently accessible consumer behavior data from more than 39 million transactions in our more than twelve years of experience. This database allows us to market to a customer base with an established borrowing history as well as to better evaluate and underwrite new customers, leading to better loan performance. In order to develop a comparable database, we believe that competitors would need to incur high marketing and customer acquisition costs, overcome customer brand loyalties and have sufficient capital to withstand higher early losses associated with unseasoned loan portfolios. Additionally, we are licensed in all jurisdictions which require licensing and believe that it would be difficult and time consuming for a new entrant to obtain such licenses. We have also created strong brand recognition over our more than twelve years of operating history and we continue to invest in our brands, such as CashNetUSA, NetCredit, Pounds to Pocket, QuickQuid, On Stride Financial, Headway Capital, The Business Backer and Simplic, to further increase our visibility.

•

Proprietary analytics, data and underwriting. We have developed a fully integrated decision engine that evaluates and rapidly makes credit and other determinations throughout the customer relationship, including automated decisions regarding marketing, underwriting, customer contact and collections. Our decision engine currently handles more than 100 algorithms and over 1,000 variables. These algorithms are constantly monitored, validated, updated and optimized to continuously improve our operations. Our proprietary models are built on over twelve years of lending history, using advanced statistical methods that take into account our experience with the millions of transactions we have processed during that time and the use of data from numerous third-party sources. Since we designed our system specifically for our specialized products, we believe our system provides more predictive assessments of future loan behavior than traditional credit assessments, such as the Fair Isaac Corporation score (“FICO score”), and therefore, results in better evaluation of our customer base.

•

Scalable and flexible technology platforms. Our proprietary technology platforms are designed to be powerful enough to handle the large volume of data required to evaluate customer applications and flexible enough to capitalize on changing customer preferences, market trends and regulatory requirements. These platforms have enabled us to achieve significant growth over more than twelve years as we have expanded both our product offerings and the geographic markets we serve. We began offering installment loans in the United States and United Kingdom in 2008 and 2010, respectively, and added line of credit products in the United States and United Kingdom in 2010 and 2013, respectively. We have experienced significant growth in these products, with revenue contribution from installment and line of credit products increasing from 11.7% of total revenue in 2010 to 73.5% of total revenue in 2016. Similarly, total revenue contribution from our international operations, primarily in the United Kingdom, grew from $40.5 million, or 15.9% of total revenue in 2009, to $335.1 million, or 41.4% of total revenue in 2014, before declining to $142.4 million, or 21.8% of total revenue in 2015 due to regulatory changes in the United Kingdom. International revenue was $122.6 million, or 16.4% of total revenue in 2016. Due to the scalability of our platform, we were able to achieve this growth without significant investment in additional infrastructure, and over the past three years capital expenditures have averaged only 2.8% of revenue per year. We expect our advanced technology and underwriting platform to help continue to drive significant growth in our business.

•

Focus on customer experience. We believe that non-prime credit consumers and small businesses are not adequately served by traditional lenders. To better serve these consumers and small businesses, we use customer-focused business practices, including extended-hours availability of our customer service team by phone, email, fax and web chat. We continuously work to improve customer satisfaction by evaluating information from website analytics, customer surveys, call center feedback and focus groups. Our call center teams receive training on a regular basis and are monitored by quality assurance managers. We believe customers who wish to access credit again often return to us because of our dedication to customer service, the transparency of our fees and interest charges and our adherence to trade association “best practices.”

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

•

Proven history of growth and profitability. Over the last six years, we grew our net loan and finance receivables, which are the gross outstanding balances for our loan and finance receivables carried in the consolidated balance sheets net of the allowance for estimated losses, at a compound annual growth rate of 28.1%, from $163.0 million as of December 31, 2011 to $561.6 million as of December 31, 2016. Over the same period, our revenue grew at a compound annual growth rate of 9.2%, from $480.3 million in 2011 to $745.6 million in 2016, while Adjusted EBITDA grew at a compound annual growth rate of 10.1%, from $87.7 million to $142.3 million. Adjusted EBITDA margin has likewise improved, increasing from 18.3% of revenue in 2011 to 19.1% of revenue in 2016. See note (a) in “Selected Financial Data—Part II, Item 6” of this report for a reconciliation of Adjusted EBITDA to net income and Adjusted EBITDA as a percentage of total revenue (which is Adjusted EBITDA margin).

•

Talented, highly educated employees. We believe we have one of the most skilled and talented teams of professionals in the industry. Our employees have exceptional educational backgrounds, with numerous post-graduate and undergraduate degrees in science, technology, engineering and mathematics fields. We hire and develop top talent from graduate and undergraduate programs at institutions such as Carnegie Mellon University, Northwestern University and the University of Chicago. The extensive education of our team is complemented by the experience our leadership team obtained at leading technology firms and financial services companies such as optionsXpress, HSBC, Discover Financial Services, First American Bank and JPMorgan Chase.

Our Growth Strategy

•

Increase penetration in existing markets through direct marketing. We believe that we have reached only a small number of the potential customers for our products and services in the markets in which we currently operate. We continue to focus on our direct customer acquisition channels, with direct marketing (traditional and digital) generating approximately 49% of our new consumer transactions in 2016, as compared to 32% in 2009. We believe these channels will ultimately allow us to reach a larger customer base at a lower acquisition cost than the traditional online lead purchasing model. Additionally, as our smaller and less sophisticated competitors, both online and storefront, struggle to adapt to both regulatory developments and evolving customer preference, we believe we have the opportunity to gain significant market share.

•

Expand globally to reach new markets. We are building on our global reach by entering new markets. In June 2014, we launched our business in Brazil, where we arrange loans for borrowers through a third party lender. We also operated a pilot program in China in 2014 and 2015 where we arranged loans for borrowers through a third party lender but in 2016 decided to address the Chinese market as an analytics provider going forward. We believe that these countries have significant populations of underserved consumers. When pursuing geographic expansion, factors we consider include, among others, whether there is (i) widespread internet usage, (ii) an established and interconnected banking system and (iii) government policy that promotes the extension of credit. Our business in Brazil and our previous pilot in China, as well as our launches into the United Kingdom in 2007 and Australia and Canada in 2009, demonstrate that we can quickly and efficiently enter and explore new markets. Our revenue from international operations has increased from $1.6 million in 2007, or 0.9% of our total revenue, to $122.6 million in 2016, or 16.4% of our total revenue.

•

Introduce new products and services. We plan to attract new categories of consumers and small businesses not served by traditional lenders through the introduction of new products and services. We have introduced new products to expand our businesses from solely single-payment consumer loans to installment loans, line of credit accounts and small business loans and financing, using our analytics expertise and our flexible and scalable technology platform. In 2012, we launched NetCredit, a longer duration installment loan product for near-prime consumers in the United States, and we launched On Stride Financial, a similar near-prime product, in the United Kingdom in April 2014. In July 2014 we launched Headway Capital, a line of credit product in the United States that serves the needs of small businesses. On June 23, 2015, we completed the purchase of certain assets of a company operating as The Business Backer, which now allows us to provide short-term financing to small businesses throughout the United States through RPAs. In addition, we intend to continue to evaluate and offer new products and services that complement our online specialty financial services in order to meet the growing needs of our consumers and small businesses.

Online Loan Process

Our consumer and small business loan transactions are conducted almost exclusively online. When a customer takes out a new loan, nearly all customers choose to have funds promptly deposited in their bank account and choose to use a pre-authorized debit for repayment from their bank account or debit card. Where permitted by law and approved by us, a customer may choose to renew a short-term consumer loan before payment becomes due by agreeing to pay an additional finance charge. If a loan is renewed or refinanced, the renewal or refinanced loan is considered a new loan.

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
•

Back-end and customer relationship management (“CRM, systems”), which maintain customer-level data and are used by our call center employees to provide real-time information for all inquiries. Our back-end system and CRM system includes, among other things, our contact management system, operational and marketing management system, automated phone system, Interactive Voice Response and call center performance management system;

•	Decision engine, which rapidly evaluates and makes credit and financing decisions throughout the customer relationship; and
•	Financial system, which manages the external interface for funds transfers and provides daily accounting, reconciliation and reporting functions.

The key elements of our technology platforms include:

•

Scalable Information Technology infrastructure. Our Information Technology infrastructure allows us to meet customer demand and accommodate business growth. Our services rely on accessing, evaluating and creating large volumes of data including, for example, information collected from approximately 52 million credit reports during 2016. This rich dataset has grown significantly over our more than twelve-year history and will continue to grow as our business expands. We believe that our scalable IT infrastructure enables us to meet substantial growth demands.

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

Proprietary Data and Analytics

Decision Engine

We have developed a fully integrated decision engine that evaluates and rapidly makes credit and other determinations throughout the customer relationship, including automated decisions regarding marketing, underwriting, customer contact and collections. Our decision engine currently handles more than 100 algorithms and over 1,000 variables. The algorithms in use are constantly monitored, validated, updated and optimized to continuously improve our operations. In order to support the daily running and ongoing improvement of our decision engine, we have assembled a highly skilled team of over 50 data and analytics professionals as of December 31, 2016.

Proprietary Data, Models and Underwriting

Our proprietary models are built on more than twelve years of history, using advanced statistical methods that take into account our experience with the millions of transactions we have processed during that time and the use of data from numerous third-party sources. We continually update our underwriting models to manage risk of defaults and to structure loan terms. Our system completes these assessments within seconds of receiving the customer’s data.

Our underwriting system is able to assess risks associated with each customer individually based on specific customer information and historical trends in our portfolio. We use a combination of numerous factors when evaluating a potential customer, which can include a consumer’s income, rent or mortgage payment amount, employment history, external credit reporting agency scores, amount and status of outstanding debt and other recurring expenditures, fraud reports, repayment history, charge-off history and the length of time the customer has lived at his or her current address. While the relative weight or importance of the specific variables that we consider when underwriting a loan changes from product to product, generally, the key factors that we consider for loans include monthly gross income, disposable income, length of employment, duration of residency, credit report history and prior loan performance history if the applicant is a returning customer. Similar factors are considered for small business applicants and also include length of time in business, online business reviews, and sales volumes. Our customer base for consumer loans is predominantly in the low to fair range of FICO scores, with scores generally between 500 and 680 for most of our loan products. We generally do not take into account a potential customer’s FICO score when deciding whether to make a loan. A Vantage score is one of the factors in our credit models for our near-prime installment product in the United States. Since we designed our system specifically for our specialized products, we believe our system provides more predictive assessments of future payment behavior and results in better evaluation of our customer base when compared to traditional credit assessments, such as a FICO score.

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

Marketing

We use a multi-channel approach to marketing our online loans and financing products, with both broad-reach and highly-targeted channels, including television, digital, direct mail, telemarketing and partner marketing (which includes lead providers, independent brokers and marketing affiliates). The goal of our marketing is to promote our brands and products in the online lending marketplace and to directly acquire new customers at low cost. Our marketing has successfully built strong awareness of and preference for our brands, as our products have achieved market leadership through the following:

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

•

Partner Marketing. We purchase qualified leads for prospective new customers from a number of online lead providers and independent brokers and through marketing affiliate partnerships. We believe that our rapid decision-making on lead purchases, strong customer conversion rate and significant scale in each of our markets make us a preferred partner for lead providers, brokers and affiliates while at the same time our technology and analytics help us determine the right price for the right leads.

•	User experience and conversion. We measure and monitor website visitor usage metrics and regularly test website design strategies to improve customer experience and conversion rates.

Our brand, technology and analytics-powered approach to marketing has enabled us to increase the percentage of consumer loans sourced through direct marketing (where we have more visibility and control than in the lead purchase or affiliate channels) from approximately 32% in 2009 to 49% in 2016, and we believe we have also improved customer brand loyalty during the same period.

Customer Service

We believe that our in-house call center and our emphasis on superior customer service are significant contributors to our growth. To best serve our consumers and small businesses, we use customer-oriented business practices, such as offering extended-hours customer service. We continuously work to improve our customers’ experience and satisfaction by evaluating information from website analytics, customer satisfaction surveys, call center feedback, call monitoring and focus groups. Our call center teams receive training on a regular basis, are monitored by quality assurance managers and adhere to rigorous internal service-level agreements. We do not outsource our call center operations, except in Brazil. We have two call center facilities, one in our corporate offices in Chicago and another in Gurnee, Illinois, a Chicago suburb. As of December 31, 2016, we had over 500 employees in our call centers supporting our customers.

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

Intellectual Property

Protecting our rights to our intellectual property is critical, as it enhances our ability to offer distinctive services and products to our customers, which differentiates us from our competitors. We rely on a combination of trademark laws and trade secret protections in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect the intellectual property rights related to our proprietary analytics, predictive underwriting models and software systems. We have several registered trademarks, including CashNetUSA, QuickQuid and our “e” logo. These trademarks have varying expiration dates, and we believe they are materially important to us and we anticipate maintaining them and renewing them.

Seasonality

Demand for our consumer loan products and services in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Typically, our cost of revenue for our consumer loan products, which represents our loan loss provision, is lowest as a percentage of revenue in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds, and increases as a percentage of revenue for the remainder of each year. Consequently, we experience seasonal fluctuations in our domestic operating results and cash needs.

Financial Information on Segments and Areas

Additional financial information regarding our operating segment and each of the geographic areas in which we do business is provided in “Item 8. Financial Statements and Supplementary Data—Note 18” of this report.

Operations

Management and Personnel

Executive Officers

Our executive officers, and information about each as of December 31, 2016, are listed below.

NAME	POSITION WITH ENOVA	AGE
David A. Fisher	President & Chief Executive Officer	47
Greg Zeeman	Executive Vice President—Chief Operating Officer	48
Kirk Chartier	Executive Vice President—Chief Marketing Officer	53
Steven Cunningham	Executive Vice President—Chief Financial Officer and Treasurer	47
Joseph DeCosmo	Vice President—Chief Analytics Officer	51
John J. Higginson	Vice President—Chief Technology Officer	49
Sean Rahilly	Vice President—Chief Compliance Officer	43
Jim Salters	Vice President – Operations	39
Lisa M. Young	Vice President—General Counsel & Secretary	50

There are no family relationships among any of the officers named above. Each officer of Enova holds office from the date of appointment until removal or termination of employment with Enova. Set forth below is additional information regarding the executive officers identified above.

David A. Fisher has served as our President and Chief Executive Officer since March 29, 2013. Mr. Fisher has served as our Chief Executive Officer since January 29, 2013 when he joined Enova. Mr. Fisher has also served as our Director since February 11, 2013. Prior to joining Enova, Mr. Fisher was Chief Executive Officer of optionsXpress Holdings, Inc., or optionsXpress, from October 2007 until The Charles Schwab Corporation (“Schwab”), acquired the business in September 2011. Following the acquisition, Mr. Fisher served as President of optionsXpress until March 2012. Mr. Fisher also served as the President of optionsXpress from March 2007 to October 2007 and as the Chief Financial Officer of optionsXpress from August 2004 to March 2007. Prior to joining optionsXpress, Mr. Fisher served as Chief Financial Officer of Potbelly Sandwich Works from February 2001 to July 2004, and before that in the roles of Chief Financial Officer and General Counsel for Prism Financial Corporation. In addition, Mr. Fisher has served on the Board of Directors of InnerWorkings, Inc. since November 2011 and has served on the Board of Directors of GrubHub, Inc. since May 2012. Mr. Fisher also served on the Boards of Directors of optionsXpress from October 2007 until September 2011 and CBOE Holdings, Inc. from January 2007 until October 2011. Mr. Fisher received a Bachelor of Science degree in Finance from the University of Illinois and a law degree from Northwestern University School of Law.

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

Kirk Chartier has served as our Executive Vice President—Chief Marketing Officer since February 2016. Mr. Chartier joined Enova in April 2013 as our Senior Vice President—Chief Marketing Officer. Prior to joining Enova, Mr. Chartier was the Executive Vice President & Chief Marketing Officer of optionsXpress Holdings from January 2010 until Schwab acquired the business in September 2011. Following the acquisition, Mr. Chartier served as Vice President of Schwab through May 2012. From 2004 to 2010, Mr. Chartier was the Senior Managing Principal and Business Strategy Practice Leader for the Zyman Group, a marketing and strategy consultancy owned by MDC Partners, where he also served in interim senior marketing executive roles for Fortune 500 companies, including Safeco Insurance. Mr. Chartier has held executive roles at technology companies including as Senior Vice President of Business Services & eCommerce for CommerceQuest, as Vice President of Online Marketing & Strategy for THINK New Ideas and as a Corporate Auditor for the General Electric Company. He started his career as a combat pilot with the U.S. Marine Corps and is a veteran of Desert Storm. Mr. Chartier received a Master of Business Administration from Syracuse University, a Bachelor of Arts in Economics from the College of the Holy Cross, and a Bachelor of Science in Engineering from Worcester Polytechnic Institute.

Steven Cunningham has served as our Executive Vice President—Chief Financial Officer and Treasurer since he joined Enova in June 2016. Mr. Cunningham joined Enova from Discover Financial Services, where he most recently served as Executive Vice President and Chief Risk Officer for Discover’s $8.7 billion direct banking and payment services business. He joined Discover as its Corporate Treasurer in 2010. Prior to Discover, Mr. Cunningham was the CFO of Harley-Davidson Financial Services, a $7 billion receivables business, and spent eight years at Capital One Financial in various corporate and line of business finance leadership positions, including CFO for the Auto Finance segment, a $20 billion receivables business, and CFO for the company’s banking segment. Mr. Cunningham also has experience as a bank regulator with the FDIC. Mr. Cunningham received a bachelor’s degree in Corporate Finance and Investment Management from the University of Alabama and a Master of Business Administration from George Washington University. He also holds the professional designation of Chartered Financial Analyst.

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

Personnel

As of December 31, 2016, we had 1,099 employees.

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

U.S. Federal Regulation

Consumer Lending Laws. Our consumer loan business is subject to the federal Truth in Lending Act (“TILA”), and its underlying regulations, known as Regulation Z, and the Fair Credit Reporting Act (“FCRA”). These laws require us to provide certain disclosures to prospective borrowers and protect against unfair credit practices. The principal disclosures required under TILA are intended to promote the informed use of consumer credit. Under TILA, when acting as a lender, we are required to disclose certain material terms related to a credit transaction, including, but not limited to, the annual percentage rate, finance charge, amount financed, total of payments, the number and amount of payments and payment due dates to repay the indebtedness. The FCRA regulates the collection, dissemination and use of consumer information, including consumer credit information. The federal Equal Credit Opportunity Act (“ECOA”), prohibits us from discriminating against any credit applicant on the basis of any protected category, such as race, color, religion, national origin, sex, marital status or age, and requires us to notify credit applicants of any action taken on the individual’s credit application.

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

Marketing Laws. Our advertising and marketing activities are subject to several federal laws and regulations including the Federal Trade Commission Act (the “FTC Act”), which prohibits unfair or deceptive acts or practices and false or misleading advertisements in all aspects of our business. As a financial services company, any advertisements related to our products must also comply with the advertising requirements set forth in TILA. Also, any of our telephone marketing activities must comply with the Telephone Consumer Protection Act (the “TCPA”), and the Telephone Sales Rule (the “TSR”). The TCPA prohibits the use of automatic telephone dialing systems for communications with wireless phone numbers without express consent of the consumer, and the TSR established the Do Not Call Registry and sets forth standards of conduct for all telemarketing. Our advertising and marketing activities are also subject to the CAN-SPAM Act of 2003 which establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to the source of content.

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

On July 22, 2015, the Department of Defense published its final rule amending the MLA’s implementing regulation. The new rule expands the scope of the credit products covered by the MLA. The rules under the MLA will restrict us from offering consumer loan products to covered borrowers above the military annual percentage rate, which is defined by the rules as 36%, and contain various disclosure requirements, limitations on renewals and refinancing, as well as restrictions on the use of prepayment penalties, arbitration provisions and certain waivers of rights. The rule provides that a lender is subject to fines and other penalties if it extends credit to a covered borrower on prohibited terms. The new rule provides a safe harbor for a lender if it verifies an applicant’s status as a covered borrower before extending credit by checking the Department of Defense’s database or a database of a national credit reporting agency that provides military status information. The rule became effective on October 3, 2016.

Funds Transfer and Signature Authentication Laws. The consumer loan business is also subject to the federal Electronic Funds Transfer Act (“EFTA”), and various other laws, rules and guidelines relating to the procedures and disclosures required in debiting or crediting a debtor’s bank account relating to a consumer loan (i.e., Automated Clearing House (“ACH”) funds transfer). Furthermore, we are subject to various state and federal e-signature rules mandating that certain disclosures be made and certain steps be followed in order to obtain and authenticate e-signatures.

Debt Collection Practices. Additionally, our collection activities related to our CSO programs and our Bank Program are required to comply with the federal Fair Debt Collection Practices Act (“FDCPA”), and we also use the FDCPA as a guide in connection with operating our other collection activities. We are also required to comply with all applicable state collection practices laws.

Privacy and Security of Non-Public Customer Information. We are also subject to various federal and state laws and regulations relating to privacy and data security. Under these laws, including the federal Gramm-Leach-Bliley Act (“GLBA”), we must disclose to consumers our privacy policy and practices, including those policies relating to the sharing of consumers’ nonpublic personal information with third parties. This disclosure must be made to consumers when the customer relationship is established and, in some cases, at least annually thereafter. These regulations also require us to ensure that our systems are designed to protect the confidentiality of consumers’ nonpublic personal information. These regulations also dictate certain actions that we must take to notify consumers if their personal information is disclosed in an unauthorized manner.

Anti-Money Laundering and Economic Sanctions. We are also subject to certain provisions of the USA PATRIOT Act and the Bank Secrecy Act under which we must maintain an anti-money laundering compliance program covering certain of our business activities. In addition, the Office of Foreign Assets Control (“OFAC”), prohibits us from engaging in financial transactions with specially designated nationals. Certain of our subsidiaries are also registered as money services businesses with the U.S. Treasury Department and must re-register with the Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) at least every two years.

Anticorruption. We are also subject to the U.S. Foreign Corrupt Practices Act, (the “FCPA”), which generally prohibits companies and their agents or intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits.

CFPB

In July 2010, the U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and Title X of the Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), which regulates consumer financial products and services, including consumer loans that we offer. The CFPB has regulatory, supervisory and enforcement powers over providers of consumer financial products and services, including explicit supervisory authority to examine and require registration of such providers. Pursuant to these powers, the CFPB has examined our lending products, services and practices, and we expect to continue to be examined on a regular basis by the CFPB.

On November 20, 2013, Cash America International, Inc. (“Cash America”), our parent company at the time, consented to the issuance of a Consent Order by the CFPB pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2012 examination of Cash America and us, to pay a civil money penalty of $5 million. The Consent Order relates in part to issues self-disclosed to the CFPB by us, including the making of a limited number of loans to consumers who may have been active-duty members of the military at the time of the loan at rates in excess of the annual percentage rate permitted by the federal Military Lending Act, and for which we have made refunds of approximately $33,500, and for certain failures to timely provide and preserve records and information in connection with the CFPB’s examination of us. In addition, as a result of the CFPB’s review, we have enhanced and continue to enhance our compliance management system and have implemented additional policies and procedures to address the issues identified by the CFPB. These new policies, procedures and other initiatives are in many cases subject to review and potential objection by the CFPB. We remain subject to the restrictions and obligations of the Consent Order, including the CFPB’s order that we ensure compliance with federal consumer financial laws and develop more robust compliance policies and procedures.

On May 5, 2016, the CFPB issued proposed rules prohibiting the use of mandatory arbitration clauses and class action waiver provisions in consumer financial services contracts. We do not currently know the nature and extent of the final rule that the CFPB will adopt. Any final rule would apply to consumer financial services entered into after the final rule becomes effective (and will not apply to prior arbitration agreements).

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

On July 28, 2016, the CFPB, pursuant to the authority provided in the Dodd-Frank Act, issued an outline of proposals pertaining to third-party debt collectors and others covered by the FDCPA that is intended to increase consumer protection during debt collection (“Debt Collection Outline”). In the Debt Collection Outline, the CFPB is considering substantive rules under the FDCPA that would, among other proposals: (i) require collectors to substantiate the debt and confirm that they have sufficient consumer information before starting collection; (ii) limit communication attempts to six per week through any point of contact; (iii) make it easier for consumers to stop specific ways collectors are contacting them; (iv) prohibit collectors from communicating with certain parties for 30 days after a consumer’s death; (v) make it easier for consumers to dispute debts by, among other proposals, requiring collectors to include more specific information about the debt in the initial collection notices sent to consumers as well as a “tear-off” portion of the notice that consumers could send back to the collector; (vi) require collectors to verify a debt through a written report if the debt is disputed in writing by a consumer; (vii) prohibit collectors from continuing collection efforts or suing for debt until the necessary documentation is checked if a consumer disputes the debt; and (viii) require a subsequent holder of a debt to resolve any outstanding dispute about the debt before attempting to collect.

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

We must also comply with state restrictions on the use of lead providers. In 2013, California began enforcing its short-term lending statute to require lead providers to be licensed in order to provide leads to licensed lenders. As a result, we discontinued using lead providers to generate leads for short-term consumer loans in California. In April 2014, the Attorney General of the State of Illinois filed a lawsuit against a lead provider, alleging that the lead provider offered and arranged payday loans without a license. As a result, we discontinued the use of lead providers in Illinois. In December 2015, in a complaint filed in federal court, the CFPB alleged that T3Leads bought and sold personal information from payday and installment loan applications without properly vetting buyers and sellers. Although we cannot predict what measures will be taken, we expect that other states may propose or enact similar restrictions on lead providers in the future.

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

International Regulation

United Kingdom

In the United Kingdom, we are subject to regulation by the Financial Conduct Authority, (“FCA”), and must comply with the FCA’s rules and regulations set forth in the FCA Handbook, the Financial Services and Markets Act 2000 (“FSMA”), the Consumer Credit Act 1974, as amended (the “CCA”), and secondary legislation passed under the CCA, among other rules and regulations. We must also follow the Irresponsible Lending Guidance, or the Guidance, of the Office of Fair Trading (the “OFT”), which provides greater clarity for lenders as to business practices that the OFT (and now the FCA) believes constitute irresponsible lending under the CCA. In January 2016, we received full authorization from the FCA to provide consumer credit and to perform related activities. We will be required to continue to satisfy certain minimum standards set out in the FSMA, which will result in additional costs to us.

The FCA regulates consumer credit and related activities in accordance with the guidance of the FSMA and the FCA Handbook, which includes prescriptive regulations and carries across many of the standards set out in the CCA and its secondary legislation as well as the Guidance. The FSMA gives the FCA the power to authorize, supervise, examine and bring enforcement actions against providers of consumer credit such as us, as well as to make rules for the regulation of consumer credit. On February 28, 2014, the FCA issued the Consumer Credit Sourcebook (“CONC”), which incorporates prescriptive regulations for lenders such as us, including mandatory affordability checks on borrowers, limiting the number of rollovers on short-term loans to two, restricting how lenders can advertise, banning advertisements that the FCA deems misleading, and introducing a limit of two unsuccessful attempts on the use of continuous payment authority (which provides a creditor the ability to directly debit a customer’s account for payment when authorized by the customer to do so) to pay off a loan. Certain provisions of the CONC took effect on April 1, 2014, and other provisions for high cost short-term credit providers such as us, such as the limits on rollovers, continuous payment authority and advertising, took effect on July 1, 2014.

On January 2, 2015, the FCA implemented a cap on the total cost of high-cost short-term credit, which includes a maximum rate of 0.8% of principal per day, and limits the total fees, interest (including post-default interest) and charges (including late fees which are capped at £15) to an aggregate amount not to exceed 100% of the principal amount loaned. The final rule required us to make changes to all of our high-cost short-term products in the United Kingdom. As a result of the final rule, we discontinued offering line of credit accounts to new customers in the United Kingdom in late 2014 and effective January 1, 2015, we discontinued draws on existing line of credit accounts in the United Kingdom.

Due to the transfer of the consumer credit regime to the FCA and implementation of the rate cap, we made significant modifications to many of our business practices to address the FCA’s requirements. These modifications included adjustments to our affordability assessment practices and underwriting standards that govern who will qualify for a loan from us, reductions in certain maximum loan amounts, alterations to our advertising practices and adjustments to our collections processes (including our practices relating to continuous payment authority) and debt forbearance processes (or our practices regarding customers who have indicated that they are experiencing financial difficulties), all of which resulted in a significant year-over-year decrease in our U.K. consumer loan volume, U.K. loan balances and U.K. revenue for the second half of 2014 and the first half of 2015 as a result of our adapting our U.K. business practices in response to the requirements of the FCA. The implementation of stricter affordability assessments and underwriting standards resulted in a decrease in the number of consumer loans written, the average consumer loan amount and the total amount of consumer loans written to new and returning customers. Additionally, the changes we made to our collections and debt forbearance practices in the United Kingdom could result in lower collection rates on delinquent loans, and we have experienced and will continue to experience an increase in compliance- and administrative-related costs for our U.K. operations.

The FCA conducted a consultation in 2015 and published its response on September 28, 2015, allowing firms to use continuous payment authority to collect repayments where a customer is in arrears or default and the lender is exercising forbearance. The FCA also imposed a number of regulatory changes on credit brokers and lenders operating in the high-cost-short-term credit market in the United Kingdom. The FCA also implemented a provision that requires providers of high-cost short-term credit include a risk warning in all financial promotions, including previously exempted size-limited ads like SMS text messages and pay-per-click ads. The majority of these changes came into force on November 2, 2015.

On November 29, 2016, the FCA issued a Call for input, seeking evidence and feedback to further inform its previous reviews of the high-cost credit market, including a review of the payday loan price cap. The Call for input covers all high-cost products, including payday loans, rent-to-own, pawnbroking loans, guarantor loans, credit cards and installment loans, as well as overdrafts. The CMA has previously identified a number of competition issues with overdrafts, including poor price transparency and the nature and level of charges, especially for unarranged overdrafts.  The FCA will look in more detail at overdrafts from a consumer protection and a competition perspective. The FCA will also review the price cap that was implemented on January 2, 2015 to assess whether there is evidence that suggests the price cap should be changed and to determine whether there is any evidence of consumers turning to illegal money lenders as a result of being excluded from the high-cost credit market because of the price cap.  The FCA will also continue to monitor the impact that repeat and multiple borrowing has on the market and consumers. The FCA has requested responses to the Call for input by February 15, 2017 and expects to publish its findings on the review of the price cap by mid-2017.

The FCA has stated that previous measures taken by it with respect to the payday loan industry will likely force about a quarter of the firms out of the industry in the United Kingdom. For recent developments related to the FCA, including serious concerns that were previously expressed by the FCA regarding our compliance with U.K. legal and regulatory requirements, such as the requirement that our business be capable of being effectively supervised by the FCA and compliance with FCA rules and principles and our affordability assessment and debt forbearance practices, see “Risk Factors—Risks Related to Our Business and Industry— Our primary regulators in the United Kingdom have previously expressed serious concerns about our compliance with applicable U.K. regulations, which caused us to make significant changes to our U.K. business that have impacted and will continue to negatively impact our operations and results, and this impact has been and will continue to be significant,” and “— The United Kingdom has imposed, and continues to impose, increased regulation of the short-term high-cost credit industry with the stated expectation that some firms will exit the market,” “— Competition regulators in the United Kingdom have reviewed and may in the future again review our industry and, together with the FCA, could require lenders to implement changes to their operations, which could have a negative effect on our operations in the United Kingdom. in Part I, Item 1A of this report.

In June 2013, the OFT referred the payday lending industry in the United Kingdom to the Competition Commission, which is now the Competition & Markets Authority (“CMA”), for a market investigation. The CMA has gathered data from industry participants, including us, in connection with its review of the U.K. payday lending industry to determine whether certain features of the payday lending industry prevent, restrict or distort competition (which is also referred to as having an adverse effect on competition) and, if so, what remedial action should be taken. On August 13, 2015, the CMA published its final order which requires online lenders to provide details of their products on at least one price comparison website which is authorized by the FCA once the FCA publishes rules concerning price comparison websites. The CMA also requires online and storefront lenders to provide existing customers with a summary of their cost of borrowing as of August 13, 2016.

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

In the United Kingdom, we are also subject to the requirements of the Data Protection Act 1988 (“DPA”) and are required to be fully registered as a data-controller under the DPA. The DPA controls how organizations, businesses and/or the government use personal data and how they should process it. The current Data Protection regime will be strengthened by changes from the EU General Data Protection Regulation (“GDPR”), a regulation by which the European Parliament, the European Council and the European Commission intend to strengthen and unify data protection for individuals within the European Union (“EU”). It also addresses export of personal data outside the EU. The primary objectives of the GDPR are to give citizens back the control of their personal data and to simplify the regulatory environment for international business by unifying the regulation within the EU. When the GDPR takes effect, it will replace the data protection directive from 1995.

The GDPR contains a number of new protections for EU data subjects and threatens significant fines and penalties for non-compliant data controllers and processors once it comes into effect. The regulation was adopted on April 27, 2016. It is effective May 25, 2018 after a two-year transition period and, unlike a directive, it does not require any enabling legislation to be passed by national governments.

On October 6, 2015, the European Court of Justice invalidated the so-called “Safe Harbor” framework, which previously evidenced compliance with the U.K. Data Protection Act and the European Union Data Protection Directive and allowed companies to pass European Union data to non-European Union countries if certain certification requirements were met by the company. Although many companies, including us, had Safe Harbor certification, the European Union and the United Kingdom provide other guidance regarding compliance with data protection laws and regulations for companies who pass data outside the European Union. In addition, there are circumstances under which a company is exempt from complying with those laws and regulations. Despite the invalidation of the Safe Harbor framework, we believe we are exempt from and/or in compliance with all E.U. and U.K. privacy laws and regulations.

On February 2, 2016, the European Commission and the United States agreed on a new framework for transatlantic data flows, the “EU-US Privacy Shield”, which will replace the invalidated Safe Harbor framework. The EU-US Privacy Shield is a framework designed by the U.S. Department of Commerce (the “Commerce Department”) and European Commission to provide companies on both sides of the Atlantic with a mechanism to comply with EU personal data from the European Union to the United States in support of transatlantic commerce. On July 12, 2016, the European Commission adopted the EU-US Privacy Shield, which consists of four components: (i) the privacy shield principles, which is a code of conduct outlining protections for the handling of personal data; (ii) oversight and enforcement; (iii) ombudsperson mechanism; and (iv) safeguards and limitations. The Commerce Department began accepting certifications to the EU-US Privacy Shield on August 1, 2016. We expect to apply for certification to the EU-US Privacy Shield, and in the interim, despite the invalidation of the Safe Harbor framework, we believe we are exempt from and/or are in compliance with all E.U. and U.K. privacy laws and regulations

In the United Kingdom, we are also subject to specific anti-money laundering and counter terrorist financing requirements that require us to develop and maintain anti-money laundering and counter terrorist financing policies and procedures including reporting suspicious activity to the Serious Organised Crime Agency (“SOCA”), pursuant to the Proceeds of Crime Act 2002 and the Terrorism Act 2000. The National Crime Agency (“NCA”), is a law enforcement agency created in 2013 to reduce the harm caused to people and communities in the UK by serious and organized crime. The NCA replaced the SOCA and is charged with strengthening the UK’s borders, fighting fraud and cyber-crime and protecting children and young people from sexual abuse and exploitation. The NCA has the mandate and powers to work in partnership with other law enforcement organizations and has an international role of liaising with overseas law enforcement agencies. It has a “four pillars” approach to fighting crime: pursue, prevent, protect and prepare.

Our U.K. operations are also overseen by the Financial Ombudsman Service (“FOS”), a public body established by the U.K. Parliament to carry out statutory functions on a non-commercial, not-for-profit basis. The FOS is the statutory dispute-resolution scheme set up under the FSMA. The FOS works closely with other U.K. regulators governing the financial services market.

In international jurisdictions where we operate, our advertising and marketing activities and disclosures are subject to regulation under various consumer protection laws and other applicable laws and regulations.

Separation from Cash America

Prior to November 13, 2014, we were a wholly-owned subsidiary of Cash America. On October 22, 2014, the Board of Directors of Cash America, after receiving a private letter ruling from the Internal Revenue Service, an opinion from Cash America’s tax counsel and a solvency opinion from an independent financial advisor, approved a tax-free spin-off (the “Spin-off”) for our separation. Since 2011, we have owned all of the assets and incurred all of the liabilities related to Cash America’s e-commerce business, with some limited exceptions, in which case such assets were transferred to us and such liabilities were assumed by us pursuant to a Separation and Distribution Agreement upon completion of the Spin-off. The Spin-off occurred on November 13, 2014. Following the Spin-off, we became an independent, publicly traded company, and our shares of common stock are listed on the New York Stock Exchange under the symbol “ENVA.” On September 1, 2016, Cash America merged with First Cash Financial Services, Inc. and is now known as FirstCash, Inc. (“First Cash”).

Our Post-Separation Relationship with Cash America

As part of the Spin-off, we entered into several agreements with Cash America that governed the relationship between us and Cash America (and any successors) after the Spin-off. The agreements provided for the allocation between us and Cash America (and any successors) of various assets, liabilities, rights and obligations (including insurance and tax-related assets and liabilities). Our guarantees of Cash America’s long-term indebtedness were released in connection with the Spin-off. These agreements also included arrangements with respect to certain transitional services to be provided by Cash America to us and vice versa.

For additional information regarding the Separation and Distribution Agreement, see the section entitled “Risk Factors—Risks Related to the Spin-off.”

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

Our products and services are subject to extensive regulation, supervision and licensing under various federal, state, local and international statutes, ordinances, regulations, rules and guidance. For example, our loan products may be subject to requirements that generally mandate licensing or authorization as a lender or as a credit services organization or credit access business (“CSO”), establish limits on the amount, duration, renewals or extensions of and charges for (including interest rates and fees) various categories of loans, direct the form and content of our loan contracts and other documentation, restrict collection practices, outline underwriting requirements and subject us to periodic examination and ongoing supervision by regulatory authorities, among other things. We must comply with federal laws, such as TILA, ECOA, FCRA, EFTA, GLBA and Title X of the Dodd-Frank Act and the FDCPA, among other laws, as well as regulations adopted to implement those laws. In addition, our marketing and disclosure efforts and the representations made about our products and services are subject to unfair and deceptive practice statutes, including the FTC Act, the TCPA and the CAN-SPAM Act of 2003 in the United States and analogous state statutes under which the Federal Trade Commission (the “FTC”), the CFPB, state attorneys general or private plaintiffs may bring legal actions.

We are also subject to various international laws, licensing or authorization requirements and disciplinary actions in connection with the products or services we offer in Brazil and the United Kingdom, which are discussed below. Compliance with applicable laws, regulations, rules and guidance requires forms, processes, procedures, training, controls and the infrastructure to support these requirements. Compliance may also create operational constraints, be costly or adversely affect operating results. See “Business—Regulation” of Part I, Item 1 of this report for further discussion of the laws applicable to us.

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

The CFPB could soon promulgate a new rule affecting the consumer lending industry, and this rule or a subsequent new rule and regulations may significantly restrict the conduct of our U.S. consumer lending business.

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

Election of a new U.S. president supported by a majority of the U.S. Congress from the same political party could significantly change regulatory, legal or other policies that could affect our business.

In January 2017, a majority of both the U.S. House of Representatives and the U.S. Senate was won by a Republican Party majority.  In addition, a Republican was sworn in as the 45th President of the United States. The President and certain Republicans in the U.S. Congress have made statements regarding the desire to lessen the regulatory burden on businesses to create job growth and regarding the status of the Dodd-Frank Act, and the many rules adopted thereunder. The Dodd-Frank Act created the CFPB, which regulates consumer financial products and services including consumer loans that we offer. Until specific laws are passed, executive actions are taken or federal regulatory action is enacted, it is unclear what impact changes to regulatory, legal or other policies will have on our business.

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

On January 2, 2015, the FCA implemented a cap on the total cost of high-cost short-term credit, which includes a maximum rate of 0.8% of principal per day and limits the total fees, interest (including post-default interest) and charges (including late fees which are capped at £15) to an aggregate amount not to exceed 100% of the principal amount loaned. The final rule required us to make changes to all of our high-cost short-term products in the United Kingdom. As a result of the final rule, we discontinued offering line of credit accounts to new customers in the United Kingdom in late 2014 and effective January 1, 2015, we discontinued draws on existing line of credit accounts in the United Kingdom.

The FCA conducted a consultation in 2015 and published its response on September 28, 2015, allowing firms to use continuous payment authority to collect repayments where a customer is in arrears or default and the lender is exercising forbearance. The FCA also imposed a number of regulatory changes on credit brokers and lenders operating in the high-cost-short-term credit market in the United Kingdom. The FCA also implemented a provision that requires providers of high-cost short-term credit include a risk warning in all financial promotions, including previously exempted size-limited ads like SMS text messages and pay-per-click ads. The majority of these changes came into force on November 2, 2015.

On November 29, 2016, the FCA issued a Call for input, seeking evidence and feedback to further inform its previous reviews of the high-cost credit market, including a review of the payday loan price cap. The Call for input covers all high-cost products, including payday loans, rent-to-own, pawnbroking loans, guarantor loans, credit cards and installment loans, as well as overdrafts. The CMA has previously identified a number of competition issues with overdrafts, including poor price transparency and the nature and level of charges, especially for unarranged overdrafts. The FCA will look in more detail at overdrafts from a consumer protection and a competition perspective. The FCA will also review the price cap that was implemented on January 2, 2015 to assess whether there is evidence that suggests the price cap should be changed and to determine whether there is any evidence of consumers turning to illegal money lenders as a result of being excluded from the high-cost credit market because of the price cap. The FCA will also continue to monitor the impact that repeat and multiple borrowing has on the market and consumers. The FCA has requested responses to the Call for input by February 15, 2017 and expects to publish its findings on the review of the price cap by mid-2017.

During the years ended December 31, 2016 and 2015, our U.K. operations represented 13.9% and 19.9%, respectively, of our consolidated total revenue.

These changes that we have implemented or are required to implement in the future as a result of such legislative and regulatory activities could have a material adverse effect on our U.K. business, as further described below under “— Our primary regulators in the United Kingdom have previously expressed serious concerns about our compliance with applicable U.K. regulations, which caused us to make significant changes to our U.K. business that have impacted and will continue to negatively impact our operations and results, and this impact has been and will continue to be significant,” and “— Due to restructuring of the consumer credit regulatory framework in the United Kingdom, we are required to obtain full authorization from our U.K. regulators to continue providing consumer credit and perform related activities in the United Kingdom, and there is no guarantee that we will receive full authorization to continue offering consumer loans in the United Kingdom.” We cannot give any assurances that the result of the FCA’s review of the high-cost credit market and the payday loan rate cap and any potential new rules will not have a material impact on our U.K. products and services.

Our primary regulators in the United Kingdom have previously expressed serious concerns about our compliance with applicable U.K. regulations, which caused us to make significant changes to our U.K. business that have impacted and will continue to negatively impact our operations and results, and this impact has been and will continue to be significant.

In February 2012, the OFT launched a review of the payday lending sector and conducted examinations of a number of payday lenders in the United Kingdom, including us. In May 2013, the OFT sent us a letter of findings related to its examination of our U.K. short term consumer loan (or payday) business, which indicated that we may not have been in full compliance with all relevant laws and guidance. In July 2013, we provided the OFT with an independent audit report setting out the steps taken to address each concern the OFT had identified.

On April 1, 2014, the FCA assumed the supervision and regulation of us, and we are subject to ongoing examination and review by the FCA. In 2014, the FCA informed us that it had serious concerns regarding our compliance with the FCA’s rules and principles, including those with respect to our affordability assessment process and our debt forbearance practices (or our practices regarding customers who have indicated they are experiencing financial difficulty). The FCA also noted concerns regarding certain of our advertising practices. The FCA appointed an independent auditor to undertake a review of certain of our practices as well as our ability to be effectively supervised. That review identified activities that were deemed to have potentially caused consumer detriment or were not in full compliance with the FCA’s rules and guidance. On November 4, 2015, the FCA announced the final redress program, in which we provided 3,940 customers total redress of approximately $2.6 million through a combination of loan balance waivers and cash refunds of interest and fees paid. The skilled person oversaw the execution of the redress program, which was concluded in the fourth quarter of 2015.

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

Competition regulators in the United Kingdom have reviewed and may in the future again review our industry and, together with the FCA, could require lenders to implement changes to their operations, which could have a negative effect on our operations in the United Kingdom.

In June 2013, the OFT referred the payday lending industry in the United Kingdom to the Competition Commission, which is now the Competition & Markets Authority (“CMA”), for a market investigation. The CMA gathered data from industry participants, including us, in connection with its review of the U.K. payday lending industry to determine whether certain features of the payday lending industry prevent, restrict or distort competition (which is also referred to as having an adverse effect on competition) and, if so, what remedial action should be taken.

On June 11, 2014, the CMA released a provisional findings report in which it indicated that it believes that many payday lenders fail to compete on price and indicated that it will look at potential ways to increase price competition. The CMA also announced the expansion of its review of the payday lending industry to include lead generators. The CMA announced its provisional decision on remedies on October 9, 2014, and published its final report on February 24, 2015. On August 13, 2015, the CMA published its final order which requires online lenders to provide details of their products on at least one price comparison website. The CMA also requires online and storefront lenders to provide existing customers with a summary of their cost of borrowing as of August 13, 2016.

The impact of the CMA’s August 13, 2015 order on our operations has not been significant. However, we do not know whether future actions by the CMA and the FCA could impact consumer acceptance of our products or the consumer experience in obtaining loans or if any future actions could otherwise significantly restrict the conduct of our business or otherwise have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Customer complaints to the Financial Ombudsman Service could increase, which could have a negative effect on our operations in the United Kingdom.

We have experienced an increased volume of complaints about loans issued prior to changes we implemented in 2014, and the FOS has taken a very consumer friendly approach to its complaint handling process and in dispute resolutions. If the FOS continues to issue findings in favor of consumers, such findings could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Our advertising and marketing materials and disclosures have been and continue to be subject to regulatory scrutiny, particularly in the United Kingdom.

In the jurisdictions where we operate, our advertising and marketing activities and disclosures are subject to regulation under various industry standards, consumer protection laws, and other applicable laws and regulations. Consistent with the consumer lending industry as a whole, our advertising and marketing materials have come under increased scrutiny. In the United Kingdom, for example, consumer credit firms are subject to the financial promotions regime set out in the FSMA (Financial Promotions) Order 2005 and specific rules in the CONC, such as the inclusion of a risk warning on certain advertising materials. The FCA has also decided to adopt certain elements of industry codes as FCA rules on a case by case basis. Our advertising and marketing materials in the United Kingdom are reviewed both by the FCA and the Advertising Standards Authority. We have in some cases been ordered to withdraw, amend or add disclosures to such materials, or have done so voluntarily in response to inquiries or complaints. In addition, the FCA now requires that providers of high-cost short-term credit include a risk warning in all financial promotions, including previously exempted size-limited ads like SMS text messages and pay-per-click ads.

Going forward, there can be no guarantee that we will be able to advertise and market our business in the United Kingdom or elsewhere in a manner we consider effective. Any inability to do so could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Significant changes in international laws or regulations or a deterioration of the political, regulatory or economic environment of the United Kingdom or Brazil, or any other country in which we begin operations, could affect our operations in these countries.

We offer, arrange and/or service online consumer loans to customers in Brazil and the United Kingdom. The United Kingdom has recently increased regulation of our industry as well as demonstrated an increasing interest in legislation or regulations that could further regulate or restrict the consumer loan products we offer.

Significant changes in international laws or regulations or a deterioration of the political, regulatory or economic environment of Brazil or the United Kingdom could restrict our ability to sustain or expand our operations in these countries. Similarly, a significant change in laws, regulations or overall treatment (including an interpretation or application of such laws and regulations not anticipated when exploring or initiating business) or a deterioration of the political, regulatory or economic environment of any other country in which we may decide to do business, could also materially adversely affect our prospects and could restrict our ability to initiate a pilot program or develop a pilot program into full business operations.

We have previously ceased business in certain jurisdictions due to regulatory restrictions and, if we are forced to exit many key jurisdictions due to regulatory restrictions, it could adversely affect our business as a whole.

In the past we have ceased business in, restricted our operations in, or chosen not to begin business in, certain jurisdictions due to regulatory restrictions which render our operations impermissible, unprofitable or impractical. In addition, because we are in some cases subject to state/provincial and local regulation in addition to federal/national regulation, we may restrict or discontinue business in certain jurisdictions within countries where we are otherwise active. For example, as of December 31, 2016, we did not offer or arrange consumer loans in 17 U.S. states or in the District of Columbia because we do not believe it is economically feasible to operate in those jurisdictions due to specific statutory or regulatory restrictions, such as interest rate ceilings or caps on the fees that may be charged.

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

It has been reported that actions by the U.S. Department of Justice (the “Justice Department”), the Federal Deposit Insurance Corporation (“FDIC”) and certain state regulators, referred to as Operation Choke Point, appear to be intended to discourage banks and ACH payment processors from providing access to the ACH system for certain short-term consumer loan providers that they believe are operating illegally, cutting off their access to the ACH system to either debit or credit customer accounts (or both). This heightened regulatory scrutiny by the Justice Department, the FDIC and other regulators has caused banks and ACH payment processors to cease doing business with consumer lenders who are operating legally, without regard to whether those lenders are complying with applicable laws, simply to avoid the risk of heightened scrutiny or even litigation.

In addition, the National Automated Clearinghouse Association (“NACHA”) (which oversees the ACH network) has certain operating rules that govern the use of the ACH system. Amendments to the rules were adopted by NACHA’s members in August 2014 and became effective in 2015 and 2016. These amendments, among other things (1) established certain ACH return rate levels, including an overall ACH return rate level of 15% of the originator’s debit entries (and if any of the specified return rate levels are exceeded, the origination practices and activities of the originator would be subject to a new preliminary inquiry process by NACHA), (2) enhanced limitations on certain ACH reinitiation activities, (3) imposed fees on certain unauthorized ACH returns and (4) allowed for increased flexibility in how NACHA rules violation investigations can be initiated, which does not change the rules enforcement process, but defines additional circumstances under which NACHA may initiate a risk investigation or rules enforcement proceeding based on the origination of unauthorized entries. The revised rules provide clarification that certain industries deal with customers who are more likely to experience an insufficient funds scenario and that the review of an originator with returns in excess of certain of the specified thresholds would take into account the originator’s business model in conjunction with its ACH origination practices. We have implemented processes and procedures to address the amendments to the ACH operating rules and that has had an adverse effect on our ability to collect on our loans. As a result of these amendments, our access to the ACH system could be restricted, our ACH costs could increase and we may need to make changes to our business practices.

Our access to payment processing systems could be impaired as a result of actions by regulators to cut off the access to payment processing systems to payday lenders or the NACHA rule amendments. The limited number of financial institutions we depend on may choose to discontinue providing ACH processing, remotely created check processing and similar services to us. If our access to any of these means of payment processing is impaired, we may find it difficult or impossible to continue some or all of our business, which could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows. If we are unable to maintain access to needed services on favorable terms, we would have to materially alter, or possibly discontinue, some or all of our business if alternative processors are not available.

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

In addition, on July 28, 2016, the CFPB issued an outline of proposals intended to increase consumer protection pertaining to third-party debt collectors and others covered by the FDCPA, which would apply to our attempts to collect debt originated by other lenders, including under our CSO programs and our Bank Program. The proposals would not apply to our attempts to collect debt that we originate; however, the CFPB has announced that it plans to address consumer protection issues involving first-party debt collectors and creditors separately. The CFPB outline does not include proposed or final rules, and any future rules could be significantly different from those in the outline. The CFPB has not yet defined a date for any proposed rules related to debt collection nor has it defined the effective date for the implementation of final rules. We cannot give any assurances that the effect of such rules will not have a material impact on our U.S. products and services.

Non-U.S. jurisdictions also regulate debt collection. For example, in the United Kingdom, due to new rules under the CONC we have made adjustments to some of our business practices, including our collections processes, which could possibly result in lower collections on loans made by us and has resulted in a decrease in the number of new customers that we are able to approve. In addition, the concerns previously expressed to us by the OFT and the FCA related in part to debt collection. We could be subject to fines, written orders or other penalties if we, or parties working on our behalf, are determined to have violated the FDCPA, the CONC or analogous state or international laws, which could have a material adverse effect on our reputation, business, prospects, results of operations, financial condition and cash flows.

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

If regulatory oversight of lead providers or marketing affiliates is increased, through the implementation of new laws or regulations or the interpretation of existing laws or regulations, our ability to use lead providers or marketing affiliates could be restricted or eliminated. For example, the CFPB has indicated its intention to examine compliance with federal laws and regulations by lead providers and to scrutinize the flow of non-public, private consumer information between lead providers and lead buyers, such as us. In December 2015, in a complaint filed in federal court, the CFPB alleged that T3Leads bought and sold personal information from payday and installment loan applications without properly vetting buyers and sellers. In addition, during 2013, the State of California began enforcing its short-term lending statute to require lead providers to be licensed in order to provide leads to licensed lenders. As a result, we discontinued using lead providers to generate leads for short-term consumer loans in California. In April 2014, the Attorney General of the State of Illinois filed a lawsuit against a lead provider, alleging that the lead provider offered and arranged payday loans without a license. As a result, we discontinued the use of lead providers in Illinois. While these discontinuations did not have a material adverse effect on us, we expect that other states may propose or enact similar restrictions on lead providers and potentially on marketing affiliates in the future, and if other states adopt similar restrictions, our ability to use lead providers or marketing affiliates in those states would also be interrupted. Although we cannot predict what measures will be taken, we expect that other states may propose or enact similar restrictions on lead providers in the future.

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

The use of personal data for credit underwriting is highly regulated.

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

On May 5, 2016, the CFPB issued proposed rules prohibiting the use of mandatory arbitration clauses and class action waiver provisions in consumer financial services contracts. We do not currently know the nature and extent of the final rule that the CFPB will adopt. As a result, it is not currently possible to predict the ultimate scope, extent, nature, timing or effect of any rule eventually adopted and made effective by the CFPB. Any final rule would apply to consumer financial services contracts entered into only after the compliance date (and will not apply to prior contracts that contain arbitration agreements). We cannot give any assurances that the effect of such rules will not have a material impact on our U.S. products and services.

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

As more fully described under Note 1 to our consolidated financial statements for the year ended December 31, 2016 included in Part II, Item 8, Financial Statements and Supplementary Data in this report, we utilize a variety of underwriting criteria, monitor the performance of our loan portfolios and maintain either an allowance or liability for estimated losses on loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the receivables portfolio and expected losses from loans guaranteed under the CSO programs. The allowance deducted from the carrying value of consumer loans was $98.9 million at December 31, 2016, and the liability for estimated losses on third-party lender-owned consumer loans was $2.0 million at December 31, 2016. These reserves are estimates, and if actual loan losses or losses on our receivables purchase agreements are materially greater than our reserves, our results of operations and financial condition could be adversely affected. In addition, if we do not successfully manage credit risk for our unsecured loans and receivables purchase agreements through our underwriting, we could incur substantial credit losses due to customers being unable to repay their loans or financings. Any failure to manage credit risk could materially adversely affect our business, prospects, results of operations, financial condition and cash flows.

We are subject to impairment risk.

At December 31, 2016, we had goodwill totaling $267.0 million on our consolidated balance sheets, all of which represents assets capitalized in connection with acquisitions and business combinations. Accounting for goodwill requires significant management estimates and judgment. Events may occur in the future, and we may not realize the value of our goodwill. Management performs periodic reviews of the carrying values of our goodwill to determine whether events and circumstances indicate that impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill or an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the goodwill or intangible asset would occur, resulting in a non-cash charge, which could adversely affect our results of operations and could also lead to our inability to comply with certain covenants in our financing documents, which could cause a default under those agreements.

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

Other countries in which we operate or have operated, including Brazil and other countries where we intend to operate also have anticorruption laws, which we are, have been or will be subject to.

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

Anti–Money Laundering Laws. We are also subject to anti-money laundering laws and related compliance obligations in the United States and other jurisdictions in which we do business. In the United States, the USA PATRIOT Act and the Bank Secrecy Act require us to maintain an anti-money laundering compliance program covering certain of our business activities. The program must include: (1) the development of internal policies, procedures and controls; (2) designation of a compliance officer; (3) an ongoing employee training program; and (4) an independent audit function to test the program. Furthermore, certain of our subsidiaries are registered as money services businesses with the U.S. Treasury Department and must re-register with the Financial Crimes Enforcement Network (“FinCEN”) at least every two years. If we are not in compliance with U.S. or other anti-money laundering laws, we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse effect on our business, results of operations, financial condition and cash flows. Any investigation of any potential violations of anti-money laundering laws by U.S. or international authorities could harm our reputation and could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows. In the United Kingdom, we are also subject to specific anti-money laundering and counter terrorist financing requirements that require us to develop and maintain anti-money laundering and counter terrorist financing policies and procedures, including reporting suspicious activity to the Serious Organised Crime Agency pursuant to the Proceeds of Crime Act 2002 and the Terrorism Act 2000.

Economic Sanctions Laws. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. In particular, the United States prohibits U.S. persons from engaging with individuals and entities identified as “Specially Designated Nationals,” such as terrorists and narcotics traffickers. These prohibitions are administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). OFAC rules prohibit U.S. persons from engaging in financial transactions with or relating to the prohibited individual, entity or country, require the blocking of assets in which the individual, entity or country has an interest. Blocked assets (e.g., property or bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Other countries in which we operate also maintain economic and financial sanctions regimes. In the event that we believe, or have reason to believe, that our employees, agents or intermediaries have or may have violated applicable laws or regulations, we may be required to investigate or have a third party investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. If we are not in compliance with OFAC regulations and other economic and financial sanctions regulations, we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse effect on our business, prospects, results of operations, financial condition and cash flows. Any investigation of any potential violations of OFAC regulations or other economic sanctions by U.S. or foreign authorities could harm our reputation and could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

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

We are subject to the risk of unexpected changes in foreign currency exchange rates by virtue of our loans to residents of Brazil and the United Kingdom. In 2016, 16.4% of our total revenue was derived from our international operations (including loans to residents of Australia and Canada before our wind-down of those businesses). Our results of operations and certain of our intercompany balances associated with our Brazil and United Kingdom businesses are denominated in their respective currencies and are, as a result, exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, gross profit and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances.

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

In addition, we prepare our financial statements in accordance with generally accepted accounting principles (“GAAP”) and its interpretations are subject to change over time. If new rules or interpretations of existing rules require us to change our financial reporting, our results of operations and financial condition could be materially adversely affected, and we could be required to restate historical financial reporting.

Our U.S. consumer loan businesses are seasonal in nature, which causes our revenue and earnings to fluctuate.

Our U.S. consumer loan businesses are affected by fluctuating demand for our products and services and fluctuating collection rates throughout the year. Demand for our consumer loan products in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Typically, our cost of revenue for our consumer loan products in the United States, which represents our loan loss provision, is lowest as a percentage of revenue in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds, and increases as a percentage of revenue for the remainder of each year. This seasonality requires us to manage our cash flows over the course of the year. If our revenue or collections were to fall substantially below what we would normally expect during certain periods, our ability to service debt and meet our other liquidity requirements may be adversely affected, which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Risks Related to the Spin-Off

We may be responsible for U.S. federal and state income tax liabilities that relate to the distribution.

The Tax Matters Agreement that we entered into with Cash America in connection with the Spin-off allocates the responsibility for taxes for periods prior to the distribution among Cash America and us. For periods prior to the distribution, generally we are required to reimburse Cash America (and its successor) with respect to any U.S. federal, state or local or international income taxes reportable on returns that include us that are attributable to us. We are responsible for filing and paying all U.S. federal, state or local or international income taxes that are reportable on returns that only include us. We and Cash America (and its successor) are responsible for certain non-income taxes, such as property, excise, sales and use taxes, attributable to each company and its respective subsidiaries.

Under the Tax Matters Agreement, we are generally required to indemnify Cash America (and its successor) against any tax resulting from the distribution to the extent that such tax resulted from (i) an acquisition of all or a portion of our stock or assets, whether by merger or otherwise, (ii) other actions or failures to act by us or (iii) any of our representations or undertakings being incorrect. Our indemnification obligations to Cash America (and its successor) and its officers and directors are not limited by any maximum amount. If we are required to indemnify Cash America or such other persons under the circumstances set forth in the Tax Matters Agreement, we may be subject to substantial liabilities.

As a result of our Spin-off from Cash America, our historical consolidated financial information is not necessarily indicative of our future prospects. We may be unable to achieve some or all of the benefits that we expected to achieve as an independent, publicly traded company.

We may not realize the potential benefits we expected from our Spin-off from Cash America. In addition, we have incurred and will continue to incur significant costs, including those described below, which may exceed our estimates, and we have incurred and will incur some negative effects from our Spin-off from Cash America, including loss of access to some of the financial, managerial and professional resources from which we benefited in the past.

The historical consolidated financial information included in this report for periods prior to consummation of the Spin-off may not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during the periods presented or those that we will achieve in the future. The costs and expenses reflected in such historical consolidated financial information for periods prior to the separation and distribution include an allocation for certain corporate functions historically provided by Cash America, including executive oversight, insurance and risk management, government relations, internal audit, treasury, licensing, and to a limited extent finance, accounting, tax, legal, human resources, compensation and benefits, compliance and support for certain information systems related to financial reporting that may be different from the comparable expenses that we would have incurred had we operated as a stand-alone company. We have not adjusted our historical consolidated financial information for periods prior to the Spin-off to reflect changes that have occurred in our cost structure and operations as a result of our transition to becoming a stand-alone public company, including changes in our employee base, any increased costs associated with reduced economies of scale and increased costs associated with SEC reporting and the requirements of the New York Stock Exchange (“NYSE”). Therefore, our historical consolidated financial information for periods prior to the Spin-off may not necessarily be indicative of what our financial position, results of operations or cash flows will be in the future. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes to those statements included elsewhere in this report.

The one-time and ongoing costs of the distribution and operating as a stand-alone public company have been and may continue to be significant.

We have incurred and are incurring costs in connection with our transition to being a stand-alone public company that relate primarily to accounting, tax, legal and other professional costs; compensation, such as modifications to certain incentive awards upon completion of the distribution; recruiting and relocation costs associated with hiring additional senior management personnel; and costs to separate assets and information systems. In addition, in 2014 we incurred costs of approximately $16.3 million in connection with obtaining independent financing that we needed in order to operate as a separate stand-alone company. These costs may continue to be significant and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Prior to our Spin-off from Cash America, we used Cash America’s corporate infrastructure to support some of our business functions, including services related to executive oversight, insurance and risk management, government relations, internal audit, treasury, licensing, and to a limited extent finance, accounting, tax, legal, human resources, compensation and benefits, compliance and support for certain information systems related to financial reporting. The expenses related to establishing and maintaining this infrastructure were spread among all of Cash America’s businesses. Following the Spin-off and after the expiration of the transition arrangements described below, we no longer had access to Cash America’s infrastructure and have had to establish our own. We are incurring costs to establish the necessary infrastructure and expect to continue to incur such costs.

Cash America was contractually obligated to provide to us certain transition services specified in the Transition Services Agreement and the other agreements we entered into with Cash America in connection with the Spin-off, generally for a period not longer than 12 months from the distribution date. We may be unable to continue to replace in a timely manner or on comparable terms the services or other benefits that Cash America previously provided to us. Since the expiration of our agreements with Cash America, many of the services that were covered in such agreements are now provided internally or by unaffiliated third parties. We have and expect to continue to incur higher costs for such services than we incurred prior to the Spin-off or under the terms of such agreements.

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

In connection with our Spin-off from Cash America, we and Cash America (and our successors) agreed to indemnify each other for certain liabilities. If we are required to act on our indemnities, we may need to divert cash to meet those obligations, and Cash America’s (or its successors) indemnity could be insufficient or Cash America (or its successors) could be unable to satisfy its indemnification obligations.

Pursuant to the Separation and Distribution Agreement and other agreements with Cash America, Cash America (and any successor) agreed to indemnify us for certain liabilities related to tax, regulatory, litigation or other liabilities, and we agreed to indemnify Cash

America (and any successor) for certain similar liabilities, in each case for uncapped amounts. Indemnities that we may be required to provide Cash America (and any successor) are not subject to any cap, may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature of the distribution. Third parties could also seek to hold us responsible for any of the liabilities that Cash America (and any successor) agreed to retain. Further, the indemnity from Cash America (and any successor) could be insufficient to protect us against the full amount of such liabilities, or Cash America (and any successor) may be unable to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Cash America (and any successor) any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves and could suffer reputational risks if the losses are related to regulatory, litigation or other matters. Each of these risks could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

We are subject to certain contingent liabilities of Cash America.

There are several significant areas where the liabilities of Cash America may become our obligations. For example, under the Code and the related rules and regulations, each corporation that was a member of the Cash America consolidated U.S. federal income tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the distribution is jointly and severally liable for the U.S. federal income tax liability of the entire Cash America consolidated tax reporting group for that taxable period. In connection with the Spin-off, we entered into a Tax Matters Agreement with Cash America that allocates the responsibility for prior period taxes of the Cash America consolidated tax reporting group between us and Cash America (and any successor). However, if Cash America (or its successor) is unable to pay any prior period taxes for which it is responsible, we could be required to pay the entire amount of such taxes.

The Spin-off may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.

The Spin-off could be challenged under various state and federal fraudulent conveyance laws. An unpaid creditor or an entity vested with the power of such creditor (such as a trustee or debtor-in-possession in a bankruptcy) could claim that the distribution left Cash America insolvent or with unreasonably small capital or that Cash America intended or believed it would incur debts beyond its ability to pay such debts as they mature and that Cash America did not receive fair consideration or reasonably equivalent value in the Spin-off. If a court were to agree with such a claim, then such court could void the distribution as a fraudulent transfer and could impose a number of different remedies, including without limitation, returning our assets or the distributed shares of our stock to Cash America, voiding our liens and claims against Cash America, or providing Cash America with a claim for money damages against us in an amount equal to the difference between the consideration received by Cash America and the fair market value of our Company at the time of the distribution.

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

Under the Separation and Distribution Agreement, we are responsible for the debts, liabilities and other obligations related to the business or businesses which we own and operate. Although we do not expect to be liable for any obligations not expressly assumed by us pursuant to the Separation and Distribution Agreement, it is possible that we could be required to assume responsibility for certain obligations retained by Cash America should Cash America (or its successor) fail to pay or perform its retained obligations.

Risks Related to our Indebtedness

We have incurred significant indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations under anticipated agreements governing our indebtedness.

On January 15, 2016, we entered into a receivables securitization (the “2016-1 Securitization Facility”) with certain purchasers, Jefferies Funding LLC, as administrative agent and Bankers Trust Company, as indenture trustee and securities intermediary. The 2016-1 Securitization Facility securitizes unsecured consumer installment loans that have been, or will be, originated or acquired under our NetCredit brand and that meet specified eligibility criteria. Under the 2016-1 Securitization Facility, Receivables are sold to a wholly-owned special purpose subsidiary and serviced by another subsidiary. The maximum principal amount of notes of the special purpose subsidiary that may be outstanding at any time under the 2016-1 Securitization Facility is $275 million. On December 1, 2016, we and certain of our subsidiaries entered into another receivables securitization (the “2016-2 Securitization Facility”) with Redpoint Capital Asset Funding, LLC, as lender. The 2016-2 Facility securitizes unsecured consumer installment loans that have been, or will be, originated or acquired under our NetCredit brand and that meet certain eligibility criteria. Under the 2016-2 Facility, the receivables are sold to a wholly-owned special purpose subsidiary and serviced by another subsidiary of ours. The special purpose subsidiary has issued a revolving note with an initial maximum principal balance of $20.0 million. The facility size may be increased to $40.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Consumer Loan Securitization.”

On May 30, 2014 we issued and sold $500 million in aggregate principal amount of 9.75% Senior Notes, due 2021 (the “Notes”), in a private offering. The Notes bear interest at a rate of 9.75% and were sold at a discount of the principal amount thereof to yield 10.0% to maturity. All of the net proceeds from the Notes offering were paid to Cash America to repay all of our intercompany indebtedness and to pay a significant portion of a cash dividend to Cash America.

In addition, on May 14, 2014 we entered into the Credit Agreement (as amended on March 25, 2015, November 5, 2015, December 29, 2015, June 30, 2016 and September 30, 2016) that provides for our unsecured revolving line of credit in an aggregate principal amount of up to $35 million as of December 31, 2016. Interest on the loans taken under the Credit Agreement will be charged, at our option, at either the London Interbank Offered Rate for one week or one-, two-, three- or six-month periods, as selected by us, plus a margin varying from 2.50% to 3.75% or at the agent’s base rate plus a margin varying from 1.50% to 2.75%. The margin for the Credit Agreement borrowings is dependent on our cash flow leverage ratios. We will also be required to pay a fee on the unused portion of our revolving line of credit ranging from 0.25% to 0.50% based on our cash flow leverage ratios. The revolving line of credit had no outstanding balance at December 31, 2016 and had outstanding standby letters of credit of $6.6 million as of such date. For additional information regarding the Notes and our Credit Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Consumer Loan Securitization,” “—Senior Notes” and “—Credit Agreement” in Part II, Item 7 of this report.

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

The agreements governing our indebtedness (including the indenture governing the Notes and the Credit Agreement) contain various restrictive covenants and, in the case of the Credit Agreement, require that we maintain certain financial ratios that impose operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interests. These restrictive covenants, among other things, restrict our ability to:

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

Risks Related to our Common Stock and the Securities Market

Certain provisions of our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law may discourage takeovers.

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

The market price of our shares may fluctuate widely.

The market price of our common stock may be influenced by many factors, some of which are beyond our control, including, among other things:

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

We do not anticipate paying any dividends on our common stock in the foreseeable future. Any declaration and payment of future dividends to holders of our common stock may be limited by the provisions of the Delaware General Corporation Law (“DGCL”) and are limited by the terms of the Credit Agreement and Notes. The future payment of dividends, if permitted by our Credit Agreement and the indenture governing the Notes, will be at the sole discretion of our Board of Directors and will depend on many factors, including our earnings, capital requirements, financial condition, and other considerations that our Board of Directors deem relevant. As a result, to receive any income or realize a return on their investment, our stockholders will need to sell their shares of common stock.

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

We lease our corporate headquarters, which is located in Chicago, Illinois. We also maintain a leased office in Gurnee, Illinois for one of our call center operations, a leased office in Blue Ash, Ohio for The Business Backer operations, and leased office space in London, United Kingdom for our U.K. operations. We believe that our leased facilities are adequate to support our operations and that, as needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

On March 8, 2013, Flemming Kristensen, on behalf of himself and others similarly situated, filed a purported class action lawsuit in the U.S. District Court of Nevada against us and other unaffiliated lenders and lead providers. The lawsuit alleges that the lead provider defendants sent unauthorized text messages to consumers on behalf of us and the other lender defendants in violation of the Telephone Consumer Protection Act. The complaint seeks class certification. On March 26, 2014, the Court granted class certification. On July 20, 2015, the court granted our motion for summary judgment, denied Plaintiff’s motion for summary judgment and, on July 21, 2015, entered judgment in favor of us. Plaintiff filed a motion for reconsideration, which was denied. On May 3, 2016, Plaintiff filed a notice of appeal of the order granting summary judgment for us, the judgment in favor of us, and the order denying Plaintiff’s motion to reconsider, and appellate briefing is now complete. Neither the likelihood of an unfavorable appellate decision nor the ultimate liability, if any, with respect to this matter can be determined at this time, and we are currently unable to estimate a range of reasonably possible losses, as defined by Accounting Standards Codification 450-20-20, Contingencies–Loss Contingencies–Glossary, for this litigation. We believe that the plaintiff’s claims in the complaint are without merit and intend to vigorously defend this lawsuit.

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

	2016		2015
	High	Low	High	Low
First Quarter	$7.13	$4.64	$24.65	$18.37
Second Quarter	9.54	5.43	20.92	18.45
Third Quarter	10.44	6.47	19.91	9.75
Fourth Quarter	$13.90	$8.68	$13.66	$5.99

Stockholders

There were 362 registered stockholders of record of Enova common stock as of February 22, 2017.

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

Performance Graph

The following graph shows a comparison of the cumulative total shareholder return for our common stock to the total shareholder return for the S&P SmallCap 600® Index and with our peer group from November 13, 2014 (the date our common stock began trading on the NYSE) through December 31, 2016. This data assumes an investment of $100 in each of our common stock and the two indices on November 13, 2014 and that all dividends were reinvested. Our peer group index is comprised of Bankrate, Inc., CBOE Holdings, Inc., CoreLogic, Inc., CoStar Group Inc., EZCORP, Inc., Fair Isaac Corporation, Green Dot Corporation, Investment Technology Group Inc., Liquidity Services, Inc., Nelnet, Inc., OneMain Holdings, Inc., Regional Management Corp., Shutterfly, Inc., SS&C Technologies Holdings, Inc., TripAdvisor Inc. and World Acceptance Corp.

Unregistered Sales of Equity Securities

We did not sell any unregistered securities during the three years ended December 31, 2016.

Issuer Purchases of Equity Securities

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 – January 31, 2016	6,308	$6.61	—	—
February 1 – February 29, 2016	—	—	—	—
March 1 – March 31, 2016	2,675	6.16	—	—
April 1 – April 30, 2016	—	—	—	—
May 1 – May 31, 2016	—	—	—	—
June 1 – June 30, 2016	504	7.36	—	—
July 1 – July 31, 2016	6,442	8.22	—	—
August 1 – August 31, 2016	—	—	—	—
September 1 – September 30, 2016	—	—	—	—
October 1 – October 31, 2016	—	—	—	—
November 1 – November 30, 2016	5,803	11.50	—	—
December 1 – December 31, 2016	20,199	12.65	—	—
Total	41,931	$10.42	—	—

(a)	Shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share)	Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of Income Data:
Revenue	$745,569	$652,600	$809,837	$765,323	$660,928
Cost of Revenue	327,966	216,858	266,787	315,052	288,474
Gross Profit	417,603	435,742	543,050	450,271	372,454
Expenses
Marketing	97,404	116,882	127,862	135,336	108,810
Operations and technology	85,202	74,012	73,573	70,776	63,505
General and administrative	97,956	102,073	107,875	84,420	72,690
Depreciation and amortization	15,564	18,388	18,732	17,143	13,272
Total Expenses	296,126	311,355	328,042	307,675	258,277
Income from Operations	121,477	124,387	215,008	142,596	114,177
Interest expense, net	(65,603)	(52,883)	(38,474)	(19,788)	(20,996)
Foreign currency transaction income (loss), net	1,562	(985)	(35)	(1,176)	(342)
Income before Income Taxes	57,436	70,519	176,499	121,632	92,839
Provision for income taxes	22,834	26,527	64,828	43,594	33,967
Net Income	$34,602	$43,992	$111,671	$78,038	$58,872
Earnings Per Share:
Earnings per common share:
Basic	$1.04	$1.33	$3.38	$2.36	$1.78
Diluted	$1.03	$1.33	$3.38	$2.36	$1.78
Dividends declared per common share	$—	$—	$3.71	$—	$—
Weighted average common shares outstanding:
Basic	33,192	33,006	33,000	33,000	33,000
Diluted	33,462	33,026	33,008	33,000	33,000
Other Financial Data:
Adjusted EBITDA (a)	$142,263	$155,675	$235,819	$162,489	$131,474
Capital expenditures	$14,396	$32,241	$13,284	$14,872	$17,872
Gross profit margin	56.0%	66.8%	67.1%	58.8%	56.4%
Adjusted EBITDA margin (a)	19.1%	23.9%	29.1%	21.2%	19.9%
Domestic revenue	$622,991	$510,242	$474,715	$395,549	$334,066
International revenue	$122,578	$142,358	$335,122	$369,774	$326,862
Number of employees (at period end)	1,099	1,132	1,151	1,027	993
Balance Sheet Data (at period end):
Cash and cash equivalents	$39,934	$42,066	$75,106	$47,480	$37,548
Loans and finance receivables, net	561,550	434,633	323,611	303,467	228,390
Total assets	977,879	840,537	721,315	661,238	580,878
Long-term debt	649,911	541,909	480,726	424,133	427,889
Total stockholders' equity	241,699	205,968	153,984	173,048	97,416
Other Operating Data:
Combined loans and finance receivables, gross
Short-term loans (b)	$89,097	$83,944	$92,561	$122,165	$194,679
Line of credit accounts	144,183	100,855	118,680	125,802	42,700
Installment loans and RPAs (b)	459,414	351,279	213,588	179,230	121,570
Total combined loans and finance receivables, gross (b)	$692,694	$536,078	$424,829	$427,197	$358,949
Combined loan and finance receivable originations
Short-term loans	$1,115,891	$1,178,359	$1,303,231	$1,846,024	$2,160,532
Line of credit accounts	318,385	237,325	439,562	311,649	116,360
Installment loans and RPAs	622,877	516,953	461,432	438,405	222,435
Total combined originations	$2,057,153	$1,932,637	$2,204,225	$2,596,078	$2,499,327

(a)

The table below shows a reconciliation of Adjusted EBITDA, a non-GAAP measure, to Net Income and Adjusted EBITDA as a percentage of total revenue, which is Adjusted EBITDA margin (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Net Income	$34,602	$43,992	$111,671	$78,038	$58,872
Depreciation and amortization expenses	15,564	18,388	18,732	17,143	13,272
Interest expense, net	65,603	52,883	38,474	19,788	20,996
Foreign currency transaction (gain) loss, net	(1,562)	985	35	1,176	342
Provision for income taxes	22,834	26,527	64,828	43,594	33,967
Stock-based compensation expense	8,522	9,630	664	250	146
Adjustments:
Acquisition-related costs(1)	(3,300)	—	—	—	—
Lease termination and relocation costs(2)	—	3,270	1,415	—	—
Regulatory Penalty (3)	—	—	—	2,500	—
Withdrawn IPO (4)	—	—	—	—	3,879
Adjusted EBITDA	$142,263	$155,675	$235,819	$162,489	$131,474
Adjusted EBITDA margin calculated as follows:
Total Revenue	745,569	652,600	809,837	765,323	660,928
Adjusted EBITDA	142,263	155,675	235,819	162,489	131,474
Adjusted EBITDA as a percentage of total revenue	19.1%	23.9%	29.1%	21.2%	19.9%

(1)	For the year ended December 31, 2016, the Company recorded a $3.3 million fair value adjustment ($2.0 million net of tax) to contingent consideration related to a prior year acquisition.
(2)

In May 2015, the Company relocated its headquarters and as a result incurred $3.3 million of facility cease-use charges ($2.1 million net of tax) consisting of remaining lease obligations and disposal costs on its prior headquarters. In June 2014 the Company incurred $1.4 million ($0.9 million net of tax) of early lease termination charges on our prior headquarters.

(3)	For the year ended December 31, 2013, represents the amount paid in connection with the Regulatory Penalty, which is nondeductible for tax purposes.
(4)

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
Short-term loan balances, gross:
Company owned	$63,005	$58,793	$56,298	$80,753	$146,472
Guaranteed by the Company	26,092	25,151	36,263	41,412	48,207
Combined	$89,097	$83,944	$92,561	$122,165	$194,679
Installment loan and finance receivable balances, gross:
Company owned	$453,307	$342,307	$213,581	$179,230	$121,570
Guaranteed by the Company	6,107	8,972	7	—	—
Combined	$459,414	$351,279	$213,588	$179,230	$121,570
Total loan and finance receivable balances, gross:
Company owned	$660,495	$501,955	$388,559	$385,785	$310,742
Guaranteed by the Company	32,199	34,123	36,270	41,412	48,207
Combined	$692,694	$536,078	$424,829	$427,197	$358,949

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT REGULATORY DEVELOPMENTS

Consumer Financial Protection Bureau

On June 2, 2016, the CFPB issued its Proposed Rule on Payday, Vehicle Title, and Certain High-Cost Installment Loans. The Proposed Rule would impose significant limitations on all short-term and installment loans with APRs above 36%, including all of our short-term loan products and certain of our installment loan products. Among other provisions, the Proposed Rule requires lenders to conduct a specific assessment regarding a borrower’s ability to repay, including a requirement to verify borrowers’ income and major financial obligations. The Proposed Rule also includes limitations on the number of loans that certain borrowers can have within a specified time frame and requires additional disclosures in loan documents and notices regarding payments. The Proposed Rule was published in the Federal Register on July 22, 2016, and comments on the Proposed Rule were due to the CFPB by October 7, 2016. The CFPB will review all submitted comments before issuing a final rule. We do not currently know the nature and extent of the final rule that the CFPB will adopt. As a result, it is not currently possible to predict the ultimate scope, extent, nature, timing or effect of any rule eventually adopted and made effective by the CFPB. We cannot give any assurances that the effect of such rule will not have a material impact on our U.S. products and services.

On July 28, 2016, the CFPB, pursuant to the authority provided in the Dodd-Frank Act, issued an outline of proposals pertaining to third-party debt collectors and others covered by the FDCPA that is intended to increase consumer protection during debt collection (“Debt Collection Outline”). In the Debt Collection Outline, the CFPB is considering substantive rules under the FDCPA that would, among other proposals: (i) require collectors to substantiate the debt and confirm that they have sufficient consumer information before starting collection; (ii) limit communication attempts to six per week through any point of contact; (iii) make it easier for consumers to stop specific ways collectors are contacting them; (iv) prohibit collectors from communicating with certain parties for 30 days after a consumer’s death; (v) make it easier for consumers to dispute debts by, among other proposals, requiring collectors to include more specific information about the debt in the initial collection notices sent to consumers as well as a “tear-off” portion of the notice that consumers could send back to the collector; (vi) require collectors to verify a debt through a written report if the debt is disputed in writing by a consumer; (vii) prohibit collectors from continuing collection efforts or suing for debt until the necessary documentation is checked if a consumer disputes the debt; and (viii) require a subsequent holder of a debt to resolve any outstanding dispute about the debt before attempting to collect.

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

On May 5, 2016, the CFPB issued proposed rules prohibiting the use of mandatory arbitration clauses and class action waiver provisions in consumer financial services contracts. We do not currently know the nature and extent of the final rule that the CFPB will adopt. As a result, it is not currently possible to predict the ultimate scope, extent, nature, timing or effect of any rule eventually adopted and made effective by the CFPB. Any final rule would apply to consumer financial services agreements entered into after the final rule becomes effective (and will not apply to prior arbitration agreements). We cannot give any assurances that the effect of such rules will not have a material impact on our U.S. products and services.

Military Lending Act

On October 3, 2016, the final rule published by the Department of Defense amending the Military Lending Act’s (“MLA’s”) implementing regulation became effective. The new rule expands the scope of the credit products covered by the MLA. The rules under the MLA will restrict us from offering consumer loan products to covered borrowers above the military annual percentage rate, which is defined by the rules as 36%, and contain various disclosure requirements, limitations on renewals and refinancing, as well as restrictions on the use of prepayment penalties, arbitration provisions and certain waivers of rights. The rule provides that a lender is subject to fines and other penalties if it extends credit to a covered borrower on prohibited terms. The new rule provides a safe harbor for a lender if it verifies that an applicant is not a covered borrower before extending credit by checking the Department of Defense’s database or a database of a national credit reporting agency that provides military status information.

Financial Conduct Authority

During years ended December 31, 2016 and December 31, 2015, our U.K. operations generated 13.9% and 19.9%, respectively, of our consolidated total revenue. Regulatory changes in the United Kingdom during 2014 significantly affected our results from our U.K. operations as described below.

In the United Kingdom, supervision of consumer credit was transferred on April 1, 2014 to the FCA, and pursuant to new legislation, the FCA is authorized to adopt prescriptive rules and regulations. On February 28, 2014, the Consumer Credit Sourcebook was issued as part of the FCA Handbook and incorporates prescriptive regulations for lenders such as us, including mandatory affordability assessments on borrowers, limiting the number of rollovers to two, restricting how lenders can advertise, banning advertisements the FCA deems misleading, and introducing a limit of two unsuccessful attempts on the use of continuous payment authority (which provides a creditor the ability to directly debit a customer’s account for payment when authorized by the customer to do so) to pay off a loan. As required by the 2013 amendment to the Financial Services and Markets Act 2000, the FCA implemented a cap on the total cost of high-cost short-term credit effective January 2, 2015. The final rule reflects a maximum rate of 0.8% of principal per day, and limits the total fees, interest (including post-default interest) and charges (including late fees which are capped at £15) to an aggregate amount not to exceed 100% of the principal amount loaned. The rule required us to make changes to all of our high-cost short-term products in the United Kingdom. As a result of the final rule, we discontinued offering line of credit accounts to new customers in the United Kingdom in late 2014 and effective January 1, 2015, we discontinued draws on existing line of credit accounts in the United Kingdom. Once U.K. customers have paid off their outstanding line of credit balance, they may be eligible for either a short-term or installment loan.

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

In addition, on August 13, 2015, the CMA published its final order which requires online lenders to publish details of their products on at least one price comparison website which is authorized by the FCA. It is anticipated that the FCA will publish its price comparison website standards in mid-2016 with an effective date at the end of 2016 or 2017. The CMA also ordered online and storefront lenders to provide existing customers with a summary of their cost of borrowing effective August 13, 2016. The CMA also published guidance on the unfair contract provisions in the Consumer Rights Act of 2015, which sets out the CMA’s understanding of the provisions in the act which deal with unfair contract terms and notices. The guidance supersedes the general unfair contract terms guidance issued by the OFT

We are subject to ongoing examination and review by the FCA. During 2014 we were in frequent communication with the FCA in an effort to demonstrate that we satisfy the expectations of the FCA, and we made significant modifications to many of our business practices to address the FCA’s requirements. These modifications included adjustments to our affordability assessment practices and underwriting standards that govern who will qualify for a loan from us, reductions in certain maximum loan amounts, alterations to advertising practices and adjustments to collections processes (including our practices related to continuous payment authority) and debt forbearance processes (or our practices regarding customers who have indicated they are experiencing financial difficulty). In addition, we previously did not have a physical presence in the United Kingdom as business functions were performed remotely from our facilities in the United States. In order to alleviate concerns in relation to our ability to demonstrate to the FCA that we are capable of being effectively supervised, we established an office in London in 2014 for the management of our U.K. business.

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

In connection with implementing the changes described above to our U.K. business, we experienced a significant year-over-year decrease in our U.K. loan volume, U.K. loan balances and U.K. revenue during 2015. We discontinued offering line of credit accounts to new customers in the United Kingdom in late 2014 and effective January 1, 2015, we discontinued draws on existing line of credit accounts in the United Kingdom. The implementation of stricter affordability assessments and underwriting standards resulted in a year-over-year decrease in the number of consumer loans written, the average consumer loan amount and the total amount of consumer loans written to new and returning customers. Additionally, we experienced an increase in compliance- and administrative-related costs for the United Kingdom, but the overall expenses of our U.K. business (including our cost of revenue) decreased as our U.K. business contracted. The ultimate impact of the changes we have made to our U.K. operations will be dependent on a number of factors (some of which may be unforeseen), including the effectiveness of our execution of the operational changes, the impact the FCA’s requirements may have on our competitors that could result in a potential increase in our market share, and consumer reaction to the changes occurring to our services, among other things. The decline in revenue and loan balances in the United Kingdom has been offset to an extent by improved performance of our U.K. consumer loan portfolio as a result of stricter affordability assessments and underwriting standards being implemented, which has resulted in lower consumer loan loss rates, and by continued strong demand for the online loan products we offer and receivables purchased in the United States and other markets.

The results for the year ended December 31, 2014 do not include the full impact of the changes described above. The results for that period are not indicative of our future results of operations and cash flows from our operations in the United Kingdom.

Safe Harbor Provisions

On October 6, 2015, the European Court of Justice invalidated the so-called “Safe Harbor” framework, which previously evidenced compliance with the U.K. Data Protection Act and the European Union Data Protection Directive and allowed companies to pass European Union data to non-European Union countries if certain certification requirements were met by the company. Although many companies, including us, had Safe Harbor certification, the European Union and the United Kingdom provide other guidance regarding compliance with data protection laws and regulations for companies who pass data outside the European Union. In addition, there are circumstances under which a company is exempt from complying with those laws and regulations. Despite the invalidation of the Safe Harbor framework, we believe we are exempt from and/or in compliance with all E.U. and U.K. privacy laws and regulations.

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

BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Enova International, Inc. was formed on September 7, 2011 by Cash America to hold the assets of Cash America’s online lending business. On September 13, 2011, Cash America contributed to Enova International, Inc. all of the stock of its wholly-owned subsidiary, Enova Online Services, Inc., in exchange for 33 million shares of our common stock. As of December 31, 2016, Enova offered, arranged or purchased consumer and small business loans and receivables purchase agreements (collectively referred to as “loans and finance receivables” throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations) through a number of its subsidiaries to customers in all 50 states and Washington D.C. in the United States, United Kingdom, and Brazil.

Prior to the Spin-off from Cash America, we operated as a division of Cash America and not as a stand-alone company. Our historical consolidated financial statements include the assets, liabilities, revenue and expenses directly attributable to our operations carved out of Cash America’s consolidated financial statements. In addition, the historical financial statements for periods prior to the Spin-off include allocations of costs relating to certain functions historically provided by Cash America, including corporate services such as executive oversight, insurance and risk management, government relations, internal audit, treasury, licensing, and to a limited extent finance, accounting, tax, legal, human resources, compensation and benefits, compliance and support for certain information systems related to financial reporting. The expense allocations were determined on a basis that Cash America and we considered to be reasonable reflections of the utilization of services provided by Cash America.

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

Out-of-Period Adjustment

In a review of our revenue recognition policy during 2015, we determined that certain fees on our line of credit product should be deferred over the period the draw is outstanding rather than recognized as revenue when assessed. We recorded a $2.5 million reduction to revenue in the fourth quarter of 2015 as an out-of-period adjustment. This adjustment included a $2.8 million reduction of revenue associated with periods prior to 2015. We believe this adjustment was not material to any of the prior years’ consolidated financial statements.

Revenue Recognition

We recognize revenue based on the financing products and services we offer. “Revenue” in the consolidated statements of income includes: interest income, finance charges, fees for services provided through the CSO programs (“CSO fees”), revenue on RPAs, service charges, draw fees, minimum billing fees, late fees and nonsufficient funds fees as permitted by applicable laws and pursuant to the agreement with the borrower. For short-term loans that we offer, interest and finance charges are recognized on an effective yield basis over the term of the loan. For line of credit accounts, interest is recognized over the reporting period based upon the balance outstanding and the contractual interest rate, draw fees are recognized on an effective yield basis over the estimated outstanding period of the draw, and minimum billing fees are recognized when assessed to the customer. For installment loans, interest is recognized on an effective yield basis over the term of the loan. For RPAs, revenue is recognized on an effective yield basis over the projected delivery term of the agreements and fees are recognized when assessed. CSO fees are recognized on an effective yield basis over the term of the loan. Late and nonsufficient funds fees are recognized when assessed to the customer. Direct costs associated with originating loans and purchasing RPAs, such as third-party customer acquisition costs, are deferred and amortized against revenue on an effective yield basis over the term of the loan or the projected delivery term of the finance receivable. Unpaid and accrued interest and fees and unamortized deferred origination costs are included in “loans and finance receivables, net” in the consolidated balance sheets.

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

We generally do not accrue interest on delinquent loans and do not resume accrual of interest on a delinquent loan unless it is returned to current status. In addition, delinquent loans generally may not be renewed, and if, during an attempt to collect on a delinquent loan, we allow additional time for payment through a payment plan or a promise to pay, it is still considered delinquent. Generally, all payments received are first applied against accrued but unpaid interest and fees and then against the principal balance of the loan.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Accounting Standards Codification (“ASC”) 350, Goodwill, we test goodwill and intangible assets with an indefinite life for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount.

We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In assessing the qualitative factors, we consider relevant events and circumstances including but not limited to macroeconomic conditions, industry and market environment, our overall financial performance, cash flow from operating activities, market capitalization and stock price. If we determine that the two-step quantitative impairment test is required, we use the income approach to complete our annual goodwill assessment. The income approach uses future cash flows and our estimated terminal values that are discounted using a market participant perspective to determine the fair value, which is then compared to the carrying value to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. We completed our annual assessment of goodwill as of June 30, 2016 and determined that the fair value of our goodwill exceeded carrying value, and, as a result, no impairment existed at that date. Although no goodwill impairment was noted, there can be no assurances that future goodwill impairments will not occur.

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

Marketing Expenses

Marketing expenses consist of online marketing costs such as sponsored search and advertising on social networking sites, and offline marketing costs such as television, radio and direct mail advertising. In addition, marketing expenses include lead purchase costs and broker commissions paid to marketers in exchange for providing information or applications from potential customers interested in using our services. Marketing costs directly related to loan and RPA originations are deferred and amortized against revenue. Online marketing and lead purchase costs not directly resulting in loan and RPA originations are expensed as incurred. The production costs associated with offline marketing are expensed as incurred. Other marketing costs are expensed as incurred.

We also had an agreement with an independent third party pursuant to which we paid a portion of the net revenue received from the customers referred to us by such third party. Prior to the Spin-off, we had an arrangement with Cash America pursuant to which we paid either a lead purchase fee or a portion of the net revenue received from the customers referred to us by Cash America. These referral fees were included in “Marketing” in the consolidated statements of income.

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

Income Taxes

We account for income taxes under ASC 740, Income Taxes (“ASC 740”). Prior to the spin-off, our operations had been included as part of consolidated and unitary tax returns with Cash America and its affiliated companies. Prior to May 30, 2014, we settled our current tax balances with Cash America on a quarterly basis through an adjustment to our affiliate line of credit with Cash America. With the exception of certain entities outside of the United States, we settled our current tax balances with Cash America on a quarterly basis for the period from May 31, 2014 until the Spin-off.

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax expense together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities and are included within the consolidated balance sheets. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, it must establish a valuation allowance. An expense or benefit is included within the tax provision in the statement of operations for any increase or decrease in the valuation allowance for a given period.

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

We account for uncertainty in income taxes in accordance with ASC 740, which requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the consolidated financial statements and prescribes how such benefit should be measured. We must evaluate tax positions taken on our tax returns for all periods that are open to examination by taxing authorities and make a judgment as to whether and to what extent such positions are more likely than not to be sustained based on merit.

Our judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Our judgment is also required in evaluating whether tax benefits meet the more-likely-than-not threshold for recognition under ASC 740.

Recent Accounting Pronouncements

See Note 2 in the Notes to the Audited Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” in this report for a discussion of recent accounting pronouncements.

RESULTS OF OPERATIONS

HIGHLIGHTS

Our financial results for the year ended December 31, 2016, or 2016, are summarized below.

•

Consolidated total revenue increased $93.0 million, or 14.2%, to $745.6 million in 2016 compared to $652.6 million in the year ended December 31, 2015, or 2015. A $112.8 million, or 22.1%, increase in domestic revenue to $623.0 million in 2016 from $510.2 million for 2015 was offset by a $19.8, or 13.9% decline in international revenue to $122.6 million in 2016 from $142.4 million in 2015.

•	Consolidated gross profit decreased $18.1 million, or 4.2%, to $417.6 million in 2016 compared to $435.7 million in 2015.
•	Consolidated income from operations decreased $2.9 million, or 2.3%, to $121.5 million in 2016, compared to $124.4 million in 2015.
•	Consolidated net income was $34.6 million in 2016, compared to $44.0 million in 2015. Consolidated diluted earnings per share were $1.03 in 2016 compared to $1.33 in 2015.

OVERVIEW

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Revenue
Loans and finance receivables revenue	$744,092	$650,921	$808,987
Other	1,477	1,679	850
Total Revenue	745,569	652,600	809,837
Cost of Revenue	327,966	216,858	266,787
Gross Profit	417,603	435,742	543,050
Expenses
Marketing	97,404	116,882	127,862
Operations and technology	85,202	74,012	73,573
General and administrative	97,956	102,073	107,875
Depreciation and amortization	15,564	18,388	18,732
Total Expenses	296,126	311,355	328,042
Income from Operations	121,477	124,387	215,008
Interest expense, net	(65,603)	(52,883)	(38,474)
Foreign currency transaction gain (loss), net	1,562	(985)	(35)
Income before Income Taxes	57,436	70,519	176,499
Provision for income taxes	22,834	26,527	64,828
Net Income	$34,602	$43,992	$111,671
Diluted earnings per share	$1.03	$1.33	$3.38
Revenue
Loans and finance receivables revenue	99.8%	99.7%	99.9%
Other	0.2	0.3	0.1
Total Revenue	100.0	100.0	100.0
Cost of Revenue	44.0	33.2	32.9
Gross Profit	56.0	66.8	67.1
Expenses
Marketing	13.1	17.9	15.8
Operations and technology	11.4	11.4	9.1
General and administrative	13.1	15.6	13.4
Depreciation and amortization	2.1	2.8	2.3
Total Expenses	39.7	47.7	40.6
Income from Operations	16.3	19.1	26.5
Interest expense, net	(8.8)	(8.1)	(4.7)
Foreign currency transaction gain (loss), net	0.2	(0.2)	0.0
Income before Income Taxes	7.7	10.8	21.8
Provision for income taxes	3.1	4.1	8.0
Net Income	4.6%	6.7%	13.8%

NON-GAAP DISCLOSURE

In addition to the financial information prepared in conformity with generally accepted accounting principles (“GAAP”), we provide historical non-GAAP financial information. We believe that presentation of non-GAAP financial information is meaningful and useful in understanding the activities and business metrics of our operations. We believe that these non-GAAP financial measures reflect an additional way of viewing aspects of our business that, when viewed with its GAAP results, provide a more complete understanding of factors and trends affecting our business.

We provide non-GAAP financial information for informational purposes and to enhance understanding of our GAAP consolidated financial statements. Readers should consider the information in addition to, but not instead of or superior to, our financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.

Adjusted Earnings Measures

In addition to reporting financial results in accordance with GAAP, we have provided adjusted earnings and adjusted earnings per share, or, collectively, the Adjusted Earnings Measures, which are non-GAAP measures. We believe that the presentation of these measures provides investors with greater transparency and facilitates comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments and amortization methods, which provides a more complete understanding of our financial performance, competitive position and prospects for the future. We also believe that investors regularly rely on non-GAAP financial measures, such as the Adjusted Earnings Measures, to assess operating performance and that such measures may highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. In addition, we believe that the adjustments shown below are useful to investors in order to allow them to compare our financial results during the periods shown without the effect of each of these income or expense items.

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Net Income	$34,602	$43,992	$111,671
Adjustments:
Acquisition-related costs(a)	(3,300)	—	—
Lease termination and relocation costs(b)	—	3,270	1,415
Intangible asset amortization	1,137	494	45
Stock-based compensation expense	8,522	9,630	664
Foreign currency transaction (gain) loss, net	(1,562)	985	35
Cumulative tax effect of adjustments	(1,907)	(5,373)	(783)
Adjusted earnings	$37,492	$52,998	$113,047

Diluted earnings per share	$1.03	$1.33	$3.38
Adjustments:
Acquisition-related costs(a)	(0.10)	—	—
Lease termination and relocation costs(b)	—	0.10	0.04
Intangible asset amortization	0.04	0.01	—
Stock-based compensation expense	0.26	0.29	0.02
Foreign currency transaction (gain) loss, net	(0.05)	0.03	—
Cumulative tax effect of adjustments	(0.06)	(0.16)	(0.02)
Adjusted earnings per share	$1.12	$1.60	$3.42

(a)	For the year ended December 31, 2016, we recorded a $3.3 million fair value adjustment ($2.0 million net of tax) to contingent consideration related to a prior year acquisition.
(b)

In May 2015, we relocated our headquarters and as a result incurred $3.3 million of facility cease-use charges ($2.1 million net of tax) consisting of remaining lease obligations and disposal costs on its prior headquarters. In June 2014, we incurred $1.4 million ($0.9 million net of tax) of early lease termination charges on our prior headquarters.

Adjusted EBITDA

The table below shows Adjusted EBITDA, which is a non-GAAP measure that we define as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, taxes and stock-based compensation expense. We believe Adjusted EBITDA is used by investors to analyze operating performance and evaluate our ability to incur and service debt and our capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess our estimated enterprise value. In addition, we believe that the adjustments for acquisition-related costs and the lease termination and relocation costs shown below are useful to investors in order to allow them to compare our financial results during the periods shown without the effect of the income or expense items. The computation of Adjusted EBITDA as presented below may differ from the computation of similarly-titled measures provided by other companies (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Net Income	$34,602	$43,992	$111,671
Depreciation and amortization expenses	15,564	18,388	18,732
Interest expense, net	65,603	52,883	38,474
Foreign currency transaction (gain) loss, net	(1,562)	985	35
Provision for income taxes	22,834	26,527	64,828
Stock-based compensation expense	8,522	9,630	664
Adjustments:
Acquisition-related costs(a)	(3,300)	—	—
Lease termination and relocation costs(b)	—	3,270	1,415
Adjusted EBITDA	$142,263	$155,675	$235,819

Adjusted EBITDA margin calculated as follows:
Total Revenue	745,569	652,600	809,837
Adjusted EBITDA	142,263	155,675	235,819
Adjusted EBITDA as a percentage of total revenue	19.1%	23.9%	29.1%

(a)	For the year ended December 31, 2016, we recorded a $3.3 million fair value adjustment ($2.0 million net of tax) to contingent consideration related to a prior year acquisition.
(b)

In May 2015, we relocated our headquarters and as a result incurred $3.3 million of facility cease-use charges ($2.1 million net of tax) consisting of remaining lease obligations and disposal costs on its prior headquarters. In June 2014 we incurred $1.4 million ($0.9 million net of tax) of early lease termination charges on our prior headquarters.

Constant Currency Basis

In addition to reporting financial results in accordance with GAAP, we have provided certain other non-GAAP financial information on a constant currency basis. We currently operate in the United Kingdom and Brazil and have completed a wind-down of our businesses in Australia and Canada in 2016. During 2016, 2015 and 2014, 16.4%, 21.8% and 41.4% of our revenue, respectively, originated in currencies other than the U.S. Dollar, principally the British Pound Sterling. As a result, changes in our reported revenue and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide constant currency assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. All conversion rates below are based on the U.S. Dollar equivalent to one of the applicable foreign currency:

	Year Ended December 31,
	2016	2015	% Change
British Pound	1.3554	1.5289	(11.3)%
Australian dollar	0.7438	0.7529	(1.2)%
Canadian dollar	0.7551	0.7838	(3.7)%
Brazilian real	0.2884	0.3057	(5.7)%

	Year Ended December 31,
	2015	2014	% Change
British Pound	1.5289	1.6480	(7.2)%
Australian dollar	0.7529	0.9028	(16.6)%
Canadian dollar	0.7838	0.9060	(13.5)%
Brazilian real	0.3057	0.4263	(28.3)%

We believe that our non-GAAP constant currency assessments are a useful measure, indicating the actual growth and profitability of our operations.

Combined Loans and Finance Receivables

Combined loans and finance receivables is a non-GAAP measure that includes both loans and RPAs we own and loans we guarantee, which are either GAAP items or disclosures required by GAAP. See “—Basis of Presentation and Critical Accounting Policies—Allowance and Liability for Estimated Losses on Loans and Finance Receivables.”

We believe this non-GAAP measure provides investors with important information needed to evaluate the magnitude of potential receivable losses and the opportunity for revenue performance of the loans and finance receivables portfolio on an aggregate basis. We also believe that the comparison of the aggregate amounts from period to period is more meaningful than comparing only the amounts reflected on our balance sheet since both revenue and cost of revenue are impacted by the aggregate amount of receivables we own and those we guarantee as reflected in our financial statements.

YEAR ENDED 2016 COMPARED TO YEAR ENDED 2015

Revenue and Gross Profit

Revenue increased $93.0 million, or 14.2%, to $745.6 million for 2016 as compared to $652.6 million for 2015. On a constant currency basis, revenue increased by $107.5 million, or 16.5%, for 2016 compared to 2015. The change in revenue is driven by an increase in revenue of $112.8 million from our domestic operations, primarily resulting from a 32.2% increase in domestic installment loan and RPA revenue and a 40.2% increase in domestic line of credit accounts revenue in 2016 compared to 2015 driven by growth in these products. The increase in revenue from domestic operations was partially offset by a decrease in revenue of $19.8 million (or an increase of $5.3 million on a constant currency basis) from our international operations, primarily due to regulatory changes in the United Kingdom and weakness in the British pound sterling since the U.K. vote to leave the European Union.

Our gross profit decreased by $18.1 million to $417.6 million for 2016 from $435.7 million for 2015. On a constant currency basis, gross profit decreased by $9.4 million for 2016 compared to 2015. Our consolidated gross profit as a percentage of revenue, or our gross profit margin, decreased to 56.0% in 2016 from 66.8% in 2015. The decrease in gross profit margin was primarily driven by the growth of our domestic near-prime installment portfolio and a higher mix of new customers in all products, which require higher loss provisions as new customers default at a higher rate than returning customers with a successful history of loan performance. Although the growth in our domestic near-prime installment portfolio contributed to the lower gross profit margin, as the portfolio continues to scale and the underlying longer term loans continue to season we expect to achieve increased marginal profitability. In addition, our international gross profit margin decreased due to the continued wind down of the U.K. line of credit portfolio and lower margins from our other U.K. products due to regulatory changes.

The following tables set forth the components of revenue and gross profit, separated between domestic and international for 2016 and 2015 (dollars in thousands):

	Year Ended December 31,
	2016	2015	$ Change	% Change
Revenue by product:
Short-term loans	$196,255	$204,893	$(8,638)	(4.2)%
Line of credit accounts	220,462	185,521	34,941	18.8%
Installment loans and RPAs	327,375	260,507	66,868	25.7%
Total loan and finance receivable revenue	744,092	650,921	93,171	14.3%
Other	1,477	1,679	(202)	(12.0)%
Total revenue	$745,569	$652,600	$92,969	14.2%

Revenue by product (% to total):
Short-term loans	26.3%	31.4%
Line of credit accounts	29.6%	28.4%
Installment loans and RPAs	43.9%	39.9%
Total loan and finance receivable revenue	99.8%	99.7%
Other	0.2%	0.3%
Total revenue	100.0%	100.0%

	Year Ended December 31,
	2016	2015	$ Change	% Change
Domestic:
Revenue	$622,991	$510,242	$112,749	22.1%
Cost of revenue	291,264	196,963	94,301	47.9%
Gross profit	$331,727	$313,279	$18,448	5.9%
Gross profit margin	53.2%	61.4%	(8.2)%	(13.4)%
International:
Revenue	$122,578	$142,358	$(19,780)	(13.9)%
Cost of revenue	36,702	19,895	16,807	84.5%
Gross profit	$85,876	$122,463	$(36,587)	(29.9)%
Gross profit margin	70.1%	86.0%	(15.9)%	(18.5)%
Total:
Revenue	$745,569	$652,600	$92,969	14.2%
Cost of revenue	327,966	216,858	111,108	51.2%
Gross profit	$417,603	$435,742	$(18,139)	(4.2)%
Gross profit margin	56.0%	66.8%	(10.8)%	(16.2)%

Loan and Finance Receivable Balances

The outstanding combined portfolio balance of loans and finance receivables, net of allowance and liability for estimated losses, increased $124.8 million, or 26.7%, to $591.8 million as of December 31, 2016 from $467.0 million as of December 31, 2015, primarily due to increased demand for our domestic near-prime installment product and growth of our loan and finance receivable portfolios serving the needs of small businesses, and an increase in international loan balances (up 17.6% on a constant currency basis). The outstanding loan balance for our domestic near-prime product increased 43.1% as of December 31, 2016 compared to December 31, 2015, resulting in a domestic near-prime portfolio balance that comprises approximately 40% of our total loan and finance receivables portfolio balance while domestic short-term loans comprise approximately 9%. We expect this trend to continue as we expand our near-prime installment product offering in 2017 by establishing loan programs with one or more banks. We expect the loan balances for our domestic near-prime installment loan product will continue to comprise a larger percentage of the total loan and finance receivable portfolio, due to consumer demand for the product and its longer loan term. Additionally, our portfolio of loans and finance receivables serving the needs of small businesses has grown quickly over the last year and has exceeded 12% of our total loan and finance receivables portfolio. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

The combined loan and finance receivable balance includes $660.5 million and $502.0 million as of December 31, 2016 and 2015, respectively, of our owned receivables balances before the allowance for losses of $98.9 million and $67.3 million provided in the consolidated financial statements for December 31, 2016 and 2015, respectively. The combined loan and finance receivable balance also includes $32.2 million and $34.1 million as of December 31, 2016 and 2015, respectively, of loan and finance receivable balances that are guaranteed by us, which are not included in our financial statements, before the liability for estimated losses of $2.0 million and $1.7 million provided in “Accounts payable and accrued expenses” in the consolidated financial statements for December 31, 2016 and 2015, respectively.

The following tables summarize loan and finance receivable balances outstanding as of December 31, 2016 and 2015 (dollars in thousands):

	As of December 31,
	2016			2015
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables:
Short-term loans	$63,005	$26,092	$89,097	$58,793	$25,151	$83,944
Line of credit accounts	144,183	—	144,183	100,855	—	100,855
Installment loans and RPAs	453,307	6,107	459,414	342,307	8,972	351,279
Total ending loans and finance receivables, gross	660,495	32,199	692,694	501,955	34,123	536,078
Less: Allowance and liabilities for losses(a)	(98,945)	(1,996)	(100,941)	(67,322)	(1,756)	(69,078)
Total ending loans and finance receivables, net	$561,550	$30,203	$591,753	$434,633	$32,367	$467,000
Allowance and liability for losses as a % of loans and finance receivables, gross	15.0%	6.2%	14.6%	13.4%	5.1%	12.9%

	As of December 31,
	2016			2015
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables:
Total domestic, gross	$576,992	$32,199	$609,191	$422,399	$34,123	$456,522
Total international, gross	83,503	—	83,503	79,556	—	79,556
Total ending loans and finance receivables, gross	$660,495	$32,199	$692,694	$501,955	$34,123	$536,078

(a)	GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(b)	Except for allowance and liability for estimated losses, amounts represent non-GAAP measures.

Average Amount Outstanding per Loan

The average amount outstanding per loan is calculated as the total combined loans, gross balance at the end of the period divided by the total number of combined loans outstanding at the end of the period. The following table shows the average amount outstanding per loan by product at December 31, 2016 and 2015:

	As of December 31,
	2016	2015
Average amount outstanding per loan (in ones)(a)
Short-term loans(b)	$484	$485
Line of credit accounts	1,289	1,046
Installment loans(b)(c)	1,888	1,841
Total loans(b)(c)	$1,254	$1,132

(a)	The disclosure regarding the average amount per loan is statistical data that is not included in our financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(c)	Excludes RPAs.

The average amount outstanding per loan increased to $1,254 from $1,132 during 2016 compared to 2015, mainly due to a greater mix of installment loans, which have higher average amounts per loan relative to short-term loans, in 2016 compared to 2015.

Average Loan Origination

The average loan origination amount is calculated as the total amount of combined loans originated and renewed for the period divided by the total number of combined loans originated and renewed for the period. The following table shows the average loan origination amount by product for 2016 compared to 2015:

	Year Ended
	December 31,
	2016	2015
Average loan origination amount (in ones)(a)
Short-term loans(b)	$454	$467
Line of credit accounts(c)	306	300
Installment loans(b)(d)	1,734	1,630
Total loans(b)(d)	$517	$528

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount decreased to $517 from $528 during 2016 compared to 2015, mainly due to a greater mix of line of credit draws, which have lower average amounts per loan relative short-term and installment loans.

LOANS AND FINANCE RECEIVABLES LOSS EXPERIENCE

The allowance and liability for estimated losses as a percentage of combined loans and RPAs increased to 14.6% as of December 31, 2016 from 12.9% as of December 31, 2015, primarily due to a greater concentration of loans to new customers in the short-term and line of credit portfolios. New customers require a greater reserve as these loans default at a higher rate than returning customers with a successful history of loan performance.

The cost of revenue in 2016 was $328.0 million, which was composed of $327.7 million related to our owned loans and finance receivables and a $0.3 million increase in the liability for estimated losses related to loans we guaranteed through the CSO programs. The cost of revenue in 2015 was $216.9 million, which was composed of $216.7 million related to our owned loans and finance receivables, and a $0.2 million increase in the liability for estimated losses related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $295.5 million and $213.3 million in 2016 and 2015, respectively.

The following tables show loans and finance receivable balances and fees receivable and the relationship of the allowance and liability for losses to the combined balances of loans and finance receivables for each of the last eight quarters (dollars in thousands):

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Loans and finance receivables:
Gross - Company owned	$495,906	$563,810	$637,612	$660,495
Gross - Guaranteed by the Company(a)	27,114	31,227	29,700	32,199
Combined loans and finance receivables, gross(b)	523,020	595,037	667,312	692,694
Allowance and liability for losses on loans and finance receivables	68,886	75,653	96,474	100,941
Combined loans and finance receivables, net(b)	$454,134	$519,384	$570,838	$591,753
Allowance and liability for losses as a % of loans and finance receivables, gross(b)	13.2%	12.7%	14.5%	14.6%

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Loans and finance receivables:
Gross - Company owned	$330,275	$368,715	$445,547	$501,955
Gross - Guaranteed by the Company(a)	25,355	31,539	36,684	34,123
Combined loans and finance receivables, gross(b)	355,630	400,254	482,231	536,078
Allowance and liability for losses on loans and finance receivables	52,165	52,689	66,718	69,078
Combined loans and finance receivables, net(b)	$303,465	$347,565	$415,513	$467,000
Allowance and liability for losses as a % of loans and finance receivables, gross(b)	14.7%	13.2%	13.8%	12.9%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
(b)	Non-GAAP measure.

Loans and Finance Receivables Loss Experience by Product

We evaluate loss rates for all financing products in our portfolio to determine credit quality and evaluate trends. For our products, we evaluate loans and finance receivables losses as a percentage of the average loan and finance receivable balance outstanding or the average combined loan and finance receivable balance outstanding, whichever is applicable, for each portfolio.

Short-term Loans

Demand for our short-term loan product in the United States has historically been highest in the third and fourth quarters of each year, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Softer demand for short-term loans in the United States combined with tighter underwriting standards in the United Kingdom due to changes in the regulatory environment during 2014 resulted in lower year-over-year average balances during the second and third quarters of 2016. The higher allowance and liability for losses as a percentage of combined loan balance in the second half of the year was attributable to an increase in originations to new customers, which also led to year-over-year increases in the average and ending short-term loan balances for the fourth quarter of 2016.

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

The following table includes information related only to short-term loans and shows our loss experience trends for short-term loans for each of the last eight quarters (dollars in thousands):

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Short-term loans:
Cost of revenue	$13,276	$14,214	$20,531	$21,600
Charge-offs (net of recoveries)	16,540	11,720	15,956	21,021
Average short-term combined loan balance, gross:
Company owned(a)	55,839	54,324	60,761	59,728
Guaranteed by the Company(a)(b)	25,151	21,443	24,678	24,709
Average short-term combined loan balance, gross(a)(c)	$80,990	$75,767	$85,439	$84,437
Ending short-term combined loan balance, gross:
Company owned	$52,381	$58,798	$60,124	$63,005
Guaranteed by the Company(b)	20,534	24,451	23,379	26,092
Ending short-term combined loan balance, gross(c)	$72,915	$83,249	$83,503	$89,097
Ending allowance and liability for losses	$12,598	$14,746	$19,184	$19,486

Short-term loan ratios:
Cost of revenue as a % of average short-term combined loan balance, gross(a)(c)	16.4%	18.8%	24.0%	25.6%
Charge-offs (net of recoveries) as a % of average short-term combined loan balance, gross(a)(c)	20.4%	15.5%	18.7%	24.9%
Gross profit margin	72.1%	69.5%	60.5%	56.8%
Allowance and liability for losses as a % of combined loan balance, gross(c)(d)	17.3%	17.7%	23.0%	21.9%

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Short-term loans:
Cost of revenue	$11,843	$14,299	$18,315	$17,837
Charge-offs (net of recoveries)	13,908	12,683	17,226	18,125
Average short-term combined loan balance, gross:
Company owned(a)	52,307	52,677	60,399	59,298
Guaranteed by the Company(a)(b)	28,626	25,699	26,761	24,215
Average short-term combined loan balance, gross(a)(c)	$80,933	$78,376	$87,160	$83,513
Ending short-term combined loan balance, gross:
Company owned	$49,012	$58,315	$62,208	$58,793
Guaranteed by the Company(b)	24,394	27,717	25,966	25,151
Ending short-term combined loan balance, gross(c)	$73,406	$86,032	$88,174	$83,944
Ending allowance and liability for losses	$13,650	$15,472	$16,380	$15,950
Short-term loan ratios:
Cost of revenue as a % of average short-term combined loan balance, gross(a)(c)	14.6%	18.2%	21.0%	21.4%
Charge-offs (net of recoveries) as a % of average short-term combined loan balance, gross(a)(c)	17.2%	16.2%	19.8%	21.7%
Gross profit margin	76.7%	70.5%	66.4%	65.0%
Allowance and liability for losses as a % of combined loan balance, gross(c)(d)	18.6%	18.0%	18.6%	19.0%

(a)	The average short-term combined loan balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan balance, gross, is determined using period-end balances.

Line of Credit Accounts

The cost of revenue as a percentage of average loan balance for line of credit accounts exhibits a similar quarterly seasonal trend to short-term loan loss rates as the ratio is typically lower in the first quarter and increases throughout the remainder of the year, peaking in the second half of the year with higher loan demand.

The gross profit margin is generally lower for line of credit accounts as compared to short-term loans because the highest levels of default are exhibited in the early stages of the account, while the revenue is recognized over the term of the account. As a result, particularly in periods of higher growth for line of credit account portfolios, the gross profit margin will be lower for this product than for our short-term loan products. Conversely, in periods of declining originations and portfolio contraction, as was the case in the first half of 2015, the gross profit margin will be higher for this product. The year-over-year increase in the allowance for losses as a percentage of loan balance was primarily due to the decline during 2015 in the average line of credit balance as a result of changes in business practices in the United Kingdom, partially offset by very strong demand for domestic line of credit accounts in the second half of 2016. In the fourth quarter of 2014, we discontinued offering line of credit accounts to new customers in the United Kingdom, and effective January 1, 2015, we discontinued offering draws on existing line of credit accounts in the United Kingdom due to the FCA’s cap on the total cost of high-cost short-term credit that went into effect on January 2, 2015. See “—Recent Regulatory Developments—Financial Conduct Authority” for further discussion. The U.K. line of credit portfolio performed very well as it wound down during 2015 given its seasoned experience level.

The following table includes information related only to line of credit accounts and shows our loss experience trends for line of credit accounts for each of the last eight quarters (dollars in thousands):

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$16,471	$17,251	$29,739	$25,028
Charge-offs (net of recoveries)	16,914	14,506	20,973	25,229
Average loan balance(a)	100,648	105,553	126,371	138,259
Ending loan balance	98,351	118,030	132,388	144,183
Ending allowance for losses balance	$15,284	$18,029	$26,795	$26,594
Line of credit account ratios:
Cost of revenue as a % of average loan balance(a)	16.4%	16.3%	23.5%	18.1%
Charge-offs (net of recoveries) as a % of average loan balance(a)	16.8%	13.7%	16.6%	18.2%
Gross profit margin	66.4%	65.7%	49.7%	59.7%
Allowance for losses as a % of loan balance(b)	15.5%	15.3%	20.2%	18.4%

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$7,813	$4,870	$13,048	$17,816
Charge-offs (net of recoveries)	14,926	8,231	9,262	14,962
Average loan balance(a)	95,777	72,584	81,511	94,532
Ending loan balance	76,196	73,539	89,142	100,855
Ending allowance for losses balance	$12,340	$9,091	$12,873	$15,727
Line of credit account ratios:
Cost of revenue as a % of average loan balance(a)	8.2%	6.7%	16.0%	18.8%
Charge-offs (net of recoveries) as a % of average loan balance(a)	15.6%	11.3%	11.4%	15.8%
Gross profit margin	86.0%	88.1%	70.2%	60.5%
Allowance for losses as a % of loan balance(b)	16.2%	12.4%	14.4%	15.6%

(a)	The average loan balance for line of credit accounts is the average of the month-end balances during the period.
(b)	Allowance for losses as a % of loan balance is determined using period-end balances.

Installment Loans and RPAs

For installment loans and RPAs, the cost of revenue as a percentage of average loan and finance receivable balance is typically more consistent throughout the year as compared to short-term loans and line of credit accounts. Due to the scheduled regular payments that are inherent with installment loans and RPAs, we do not experience the higher level of repayments in the first quarter for these receivables as we experience with short-term loans and, to a lesser extent, line of credit accounts.

The gross profit margin is generally lower for the installment loan and RPA products than for other products, primarily because the highest levels of default are exhibited in the early stages of the loan or RPA, while revenue is recognized over the term of the loan or estimated delivery term. In addition, installment loans and RPAs typically have higher average amounts per receivable. Another factor contributing to the lower gross profit margin is that the yield for installment loans and RPAs is typically lower than the yield for the other products we offer. As a result, particularly in periods of higher growth for the installment loan and RPA portfolios, which has been the case in recent years, the gross profit margin is typically lower for this product than for our short-term loan products. Our installment loan and RPA portfolio balance outstanding at December 31, 2016 increased $108.1 million, or 30.8%, compared to December 31, 2015. During 2016, we experienced lower gross profit margin than we experienced in the prior year quarters as a result of the growth in our domestic near-prime installment portfolio and RPAs.

The following table includes information related only to our installment loans and shows our loss experience trends for installment loans for each of the last eight quarters (dollars in thousands):

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Installment loans and RPAs:
Cost of revenue	$39,830	$33,988	$45,121	$50,917
Charge-offs (net of recoveries)	36,541	32,332	37,383	46,411
Average installment and RPA combined loan and finance receivable balance, gross:
Company owned(a)	344,330	362,222	419,225	448,953
Guaranteed by the Company(a)(b)	7,476	6,094	6,600	6,093
Average installment and RPA combined loan and finance receivable balance, gross (a)(c)	$351,806	$368,316	$425,825	$455,046
Ending installment and RPA combined loan and finance receivable balance, gross:
Company owned	$345,174	$386,982	$445,100	$453,307
Guaranteed by the Company(b)	6,580	6,776	6,321	6,107
Ending installment and RPA combined loan and finance receivable balance, gross (c)	$351,754	$393,758	$451,421	$459,414
Ending allowance and liability for losses	$41,004	$42,878	$50,495	$54,861
Installment and RPA loan ratios:
Cost of revenue as a % of average installment and RPA combined loan and finance receivable balance, gross(a)(c)	11.3%	9.2%	10.6%	11.2%
Charge-offs (net of recoveries) as a % of average installment and RPA combined loan and finance receivable balance, gross (a)(c)	10.4%	8.8%	8.8%	10.2%
Gross profit margin	48.6%	54.7%	46.8%	43.5%
Allowance and liability for losses as a % of combined loan and finance receivable balance, gross(c)(d)	11.7%	10.9%	11.2%	11.9%

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Installment loans and RPAs:
Cost of revenue	$18,914	$22,367	$34,251	$35,485
Charge-offs (net of recoveries)	23,302	20,627	24,553	35,470
Average installment and RPA combined loan and finance receivable balance, gross:
Company owned(a)	208,668	217,121	265,253	318,400
Guaranteed by the Company(a)(b)	327	2,281	7,822	10,667
Average installment and RPA combined loan and finance receivable balance, gross (a)(c)	$208,995	$219,402	$273,075	$329,067
Ending installment and RPA combined loan and finance receivable balance, gross:
Company owned	$205,067	$236,861	$294,197	$342,307
Guaranteed by the Company(b)	961	3,822	10,718	8,972
Ending installment and RPA combined loan and finance receivable balance, gross (c)	$206,028	$240,683	$304,915	$351,279
Ending allowance and liability for losses	$26,175	$28,126	$37,465	$37,401
Installment and RPA loan ratios:
Cost of revenue as a % of average installment and RPA combined loan and finance receivable balance, gross(a)(c)	9.0%	10.2%	12.5%	10.8%
Charge-offs (net of recoveries) as a % of average installment and RPA combined loan and finance receivable balance, gross (a)(c)	11.1%	9.4%	9.0%	10.8%
Gross profit margin	67.8%	60.4%	48.4%	55.0%
Allowance and liability for losses as a % of combined loan and finance receivable balance, gross(c)(d)	12.7%	11.7%	12.3%	10.6%

(a)	The average loan and finance receivable balance for installment loans is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan and finance receivable balance, gross, is determined using period-end balances.

Total Expenses

Total expenses decreased $15.3 million, or 4.9%, to $296.1 million in 2016, compared to $311.4 million in 2015. On a constant currency basis, total expenses decreased $10.3 million, or 3.3%, for 2016 compared to 2015.

Marketing expense decreased $19.5 million, or 16.7%, to $97.4 million in 2016 compared to $116.9 million in 2015. Lower digital marketing costs, revenue-sharing costs and television advertising costs across both domestic and international brands were partially offset by higher direct mail costs and lead generation costs.

Operations and technology expense increased to $85.2 million in 2016 from $74.0 million in 2015, primarily due to higher underwriting and transaction costs for our installment and RPA products in our domestic operations and higher software costs.

General and administrative expense decreased $4.1 million, or 4.0%, to $98.0 million in 2016 compared to $102.1 million in 2015, primarily due to an adjustment to recognize the change in fair value of the acquisition-related contingent consideration and lower occupancy costs in 2016, partially offset by higher personnel and incentive expenses.

Depreciation and amortization expense decreased to $15.5 million in 2016 compared to $18.4 million in 2015 primarily due to the acceleration of depreciation in the prior year resulting from the early termination of our lease for the relocation of our headquarters that occurred in 2015.

Interest Expense, Net

Interest expense, net increased $12.7 million, or 24.1%, to $65.6 million in 2016 compared to $52.9 million in 2015. The increase was due to the securitization facilities we entered into during 2016 (See “—Liquidity and Capital Resources—Consumer Loan Securitization” below for further information), which increased the average amount of debt outstanding by $126.4 million to $615.2 million during 2016 from $488.8 million during 2015, and an increase in the weighted average interest rate on our outstanding debt to 10.71% in 2016 from 10.59% in 2015.

Provision for Income Taxes

Provision for income taxes decreased $3.7 million, or 13.9%, to $22.8 million in 2016 compared to $26.5 million in 2015. The decrease was primarily due to an 18.6% decrease in income before income taxes, partially offset by an increase in the effective tax rate to 39.8% in 2016 from 37.6% in 2015. The increase in the effective tax rate is mainly due to an adjustment related to share based compensation deferred tax which was partially offset by lower nondeductible executive compensation and lobbying expenses in the current year compared to the prior year.

The balance of unrecognized tax benefits as of December 31, 2016 was $351 thousand ($320 thousand net of the federal benefit of state matters), all of which, if recognized, would favorably affect the effective tax rate in any future periods. We had no unrecognized tax benefits as of December 31, 2015 and 2014. We do not believe it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits will change by a significant amount. We record interest and penalties related to tax matters as income tax expense in the consolidated statement of income.

Our U.S. tax returns are subject to examination by federal and state taxing authorities. The IRS audits for tax years 2011 through 2014 were concluded with no adjustments to the financial statements. The 2015 tax year is open to examination by the IRS. The years open to examination by state, local, and foreign government authorities vary by jurisdiction, but the statute of limitation is generally three to four years from the date the tax return is filed.

YEAR ENDED 2015 COMPARED TO YEAR ENDED 2014

Revenue and Gross Profit

Revenue decreased $157.2 million, or 19.4%, to $652.6 million for 2015 as compared to $809.8 million for 2014.On a constant currency basis, revenue decreased by $143.8 million, or 17.8%, for 2015 compared to 2014. The change in revenue is driven by a decrease in revenue of $192.7 million (or $179.3 million on a constant currency basis) from our international operations, primarily due to regulatory changes in the United Kingdom. The decrease in revenue from international operations was partially offset by an increase in revenue of $35.5 million from our domestic operations, primarily resulting from a 45.1% increase in domestic installment loan and RPA revenue in 2015 compared to 2014 driven by growth in our near-prime installment product.

Our gross profit decreased by $107.4 million to $435.7 million for 2015 from $543.1 million for 2014. On a constant currency basis, gross profit decreased by $96.6 million for 2015 compared to 2014. Our consolidated gross profit as a percentage of revenue, or our gross profit margin, decreased to 66.8% in 2015 from 67.1% in 2014. The decrease in gross profit margin was primarily driven by the growth of our domestic near-prime installment portfolio and a higher mix of new customers. The decrease in the domestic gross profit margin was partially offset by an increase in our international gross profit margin due to lower loss experience from the U.K. line of credit portfolio that was wound down during 2015. Approximately 61% of our gross profit decline is attributed to the U.K. line of credit account portfolio. Excluding that discontinued product, our consolidated gross profit margin decreased to 63.7% for 2015 from 66.7% for 2014. Our 2014 results from operations do not include the full impact of changes in our U.K. operations resulting from regulatory and legislative changes that occurred in 2014. See “—Recent Regulatory Developments—Financial Conduct Authority” above for further information.

The following tables set forth the components of revenue and gross profit, separated between domestic and international for 2015 and 2014 (dollars in thousands):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Revenue by product:
Short-term loans	$204,893	$257,169	$(52,276)	(20.3)%
Line of credit accounts	185,521	305,118	(119,597)	(39.2)%
Installment loans and RPAs	260,507	246,700	13,807	5.6%
Total loan and finance receivable revenue	650,921	808,987	(158,066)	(19.5)%
Other	1,679	850	829	97.5%
Total revenue	$652,600	$809,837	$(157,237)	(19.4)%

Revenue by product (% to total):
Short-term loans	31.4%	31.7%
Line of credit accounts	28.4%	37.7%
Installment loans and RPAs	39.9%	30.5%
Total loan and finance receivable revenue	99.7%	99.9%
Other	0.3%	0.1%
Total revenue	100.0%	100.0%

	Year Ended December 31,
	2015	2014	$ Change	% Change
Domestic:
Revenue	$510,242	$474,715	$35,527	7.5%
Cost of revenue	196,963	171,798	25,165	14.6%
Gross profit	$313,279	$302,917	$10,362	3.4%
Gross profit margin	61.4%	63.8%	(2.4)%	(3.8)%
International:
Revenue	$142,358	$335,122	$(192,764)	(57.5)%
Cost of revenue	19,895	94,989	(75,094)	(79.1)%
Gross profit	$122,463	$240,133	$(117,670)	(49.0)%
Gross profit margin	86.0%	71.7%	14.3%	19.9%
Total:
Revenue	$652,600	$809,837	$(157,237)	(19.4)%
Cost of revenue	216,858	266,787	(49,929)	(18.7)%
Gross profit	$435,742	$543,050	$(107,308)	(19.8)%
Gross profit margin	66.8%	67.1%	(0.3)%	(0.4)%

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

The following tables summarize loan and finance receivable balances outstanding as of December 31, 2015 and 2014 (dollars in thousands):

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

The average amount outstanding per loan increased to $1,132 from $880 during 2015 compared to 2014, mainly due to a greater mix of installment loans, which have higher average amounts per loan relative to short-term loans, in 2015 compared to 2014.

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

The following tables show loans and finance receivable balances and fees receivable and the relationship of the allowance and liability for losses to the combined balances of loans and finance receivables for each of the last eight quarters (dollars in thousands):

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

The following table includes information related only to short-term loans and shows our loss experience trends for short-term loans for each of the last eight quarters (dollars in thousands):

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

The following table includes information related only to line of credit accounts and shows our loss experience trends for line of credit accounts for each of the last eight quarters (dollars in thousands):

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

The following table includes information related only to our installment loans and shows our loss experience trends for installment loans for each of the last eight quarters (dollars in thousands):

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

Marketing expense decreased $10.9 million, or 8.6%, to $116.9 million in 2015 compared to $127.8 million in 2014. Lower domestic and international lead generation costs and lower online marketing costs in our international operations were partially offset by higher domestic direct mail costs.

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

Interest Expense, Net

Interest expense, net increased $14.4 million, or 37.5%, to $52.9 million in 2015 compared to $38.5 million in 2014. The increase was due to an increase in the average amount of debt outstanding, which increased $44.7 million to $488.8 million during 2015 from $444.1 million during 2014, and an increase in the weighted average interest rate on our outstanding debt to 10.59% in 2015 from 8.54% in 2014.

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

Net Income

Net income decreased $67.7 million, or 60.6%, to $44.0 million in 2015 compared to $111.7 million in 2014. The decrease was primarily due to changes in the United Kingdom regulatory environment during 2014 that reduced our loan portfolio and loan originations during 2015 in that market.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

Historically, we have generated significant cash flow through normal operating activities for funding both long-term and short-term needs. Our near-term liquidity is managed to ensure that adequate resources are available to fund our seasonal working capital growth, which is driven by demand for our loan and financing products and to meet the continued growth in the demand for our near-prime installment products. On May 30, 2014, we issued and sold the Notes, as further discussed below under “Senior Notes.” On May 14, 2014, we entered into our credit agreement, which was amended on March 25, 2015, November 5, 2015, December 29, 2015, June 30, 2016 and September 30, 2016 as further described below under “Credit Agreement.” As of February 22, 2017, our available borrowings under the Credit Agreement were $29.0 million. On January 15, 2016 and December 1, 2016, we entered into the 2016‑1 and 2016‑2 Securitization Facilities, respectively, as further described below under “Consumer Loan Securitization.” As of February 22, 2017, the outstanding balance under our securitization facilities was $149.9 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under our Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loan and finance receivables under our consumer loan securitization facilities.

As of December 31, 2016, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under our Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending which could be expected to generate additional liquidity.

Consumer Loan Securitization

2016-1 Facility

On January 15, 2016, we and certain of our subsidiaries entered into a receivables securitization (as amended, the “2016-1 Securitization Facility”) with certain purchasers, Jefferies Funding LLC, as administrative agent and Bankers Trust Company, as indenture trustee and securities intermediary. The 2016-1 Securitization Facility securitizes unsecured consumer installment loans (“Receivables”) that have been, or will be, originated or acquired under our NetCredit brand and that meet specified eligibility criteria. Under the 2016-1 Securitization Facility, Receivables are sold to a wholly-owned special purpose subsidiary (the “Issuer”) and serviced by another subsidiary.

The Issuer issued an initial term note of $107.4 million (the “Initial Term Note”), which was secured by $134 million in unsecured consumer loans, and variable funding notes (the “Variable Funding Notes”) with an aggregate availability of $20 million per month; the 2016-1 Securitization Facility has been amended to increase the availability to $40 million until December 31, 2016, and $30 million thereafter, as discussed below. As described below, the Issuer has issued and will subsequently issue term notes (the “Term Notes” and, together with the Initial Term Note and the Variable Funding Notes, the “Securitization Notes”). The maximum principal amount of the Securitization Notes that may be outstanding at any time under the 2016-1 Securitization Facility was limited to $175 million; the 2016-1 Securitization Facility has been amended to increase the maximum principal amount to $275 million, as discussed below.

At the end of each month during the nine-month revolving period, the Receivables funded by the Variable Funding Notes will be refinanced through the creation of two Term Notes, which Term Notes will be issued to the holders of the Variable Funding Notes. The non-recourse Securitization Notes mature at various dates, the latest of which will be October 15, 2020 (the “Final Maturity Date”).

The Securitization Notes are issued pursuant to an indenture, dated as of January 15, 2016 (the “Closing Date”). The Securitization Notes bear interest at an annual rate equal to the one month London Interbank Offered Rate (“LIBOR”) rate (subject to a floor of 1%) plus 7.75%, which rate is initially 8.75%. In addition, the Issuer paid certain customary upfront closing fees and will pay customary annual commitment and other fees to the purchasers under the 2016-1 Securitization Facility. The Issuer is permitted to voluntarily prepay any outstanding Securitization Notes, subject to an optional redemption premium. Interest and principal payments on outstanding Securitization Notes will be made monthly. Any remaining amounts outstanding will be payable no later than the Final Maturity Date. The Securitization Notes are supported by the expected cash flows from the underlying Receivables. The holders of the Securitization Notes have no recourse to us if the cash flows from the underlying Receivables are not sufficient to pay all of the principal and interest on the Securitization Notes. Additionally, the Receivables will be held by the Issuer at least until the obligations under the Securitization Notes are extinguished. For so long as they are held by the Issuer, the outstanding Receivables will not be available to satisfy the debts and other obligations of us.

All amounts due under the Securitization Notes are secured by all of the Issuer’s assets, which include the Receivables transferred to the Issuer, related rights under the Receivables, specified bank accounts, and certain other related collateral.

The 2016-1 Securitization Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay their loans; covenants regarding special purpose entity matters and other subjects; and default and termination provisions which provide for the acceleration of the Securitization Notes under the 2016-1 Securitization Facility in circumstances including, but not limited to, failure to make payments when due, servicer defaults, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the receivables, and defaults under other material indebtedness and certain regulatory matters.

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

On October 20, 2016, we and certain of our subsidiaries entered into a Third Amendment and Limited Waiver (the “Third Amendment) to amend the Indenture Agreement. The Third Amendment increased the maximum principal amount to $275 million, increased the Variable Funding Notes maximum principal amount to $40 million until December 31, 2016, and $30 million thereafter, and extended the term of the facility to October 2017. The Third Amendment also adjusted the Note Interest Rate on Term Notes issued after, and amounts outstanding under the Variable Funding Notes after, the date of the Third Amendment (as such terms are defined in the Indenture). The weighted average interest rate on such adjusted Notes will be 9.5%.

On November 14, 2016, we and certain of our subsidiaries entered into a Fourth Amendment (the “Fourth Amendment”) to amend the Indenture and Receivables Purchase Agreement. The Fourth Amendment adjusted the Investment Pool Cumulative Delinquency Trigger (as such term is defined in the Indenture), with an effective date of October 31, 2016.

On December 14, 2016, we and certain of our subsidiaries entered into a Fifth Amendment (the “Fifth Amendment”) to amend the Indenture and Receivables Purchase Agreement. The Fifth Amendment adjusted the Investment Pool Cumulative Delinquency Trigger for the Initial Term Notes (as such terms are defined in the Indenture), with an effective date of November 30, 2016, expanded the categories of receivables that could be financed through the securitization facility and made certain other minor changes. These changes will provide us with additional flexibility under the securitization facility.

2016-2 Facility

On December 1, 2016, we and certain of our subsidiaries entered into a receivables securitization (the “2016-2 Facility”) with Redpoint Capital Asset Funding, LLC, as lender (the “Lender”). The 2016-2 Facility securitizes unsecured consumer installment loans (“Redpoint Receivables”) that have been and will be originated or acquired under our NetCredit brand by several of our subsidiaries (the “Originators”) and that meet specified eligibility criteria, including that the annual percentage rate for each securitized consumer loan is greater than or equal to 90%. The average annual percentage rate for loans securitized under the 2016-2 Facility in 2016 was approximately 135%. Under the 2016-2 Facility, Redpoint Receivables are sold to a wholly-owned special purpose subsidiary of ours (the “Debtor”) and serviced by another subsidiary of ours.

The Debtor has issued a revolving note with an initial maximum principal balance of $20.0 million (the “Initial Facility Size”), which is required to be secured by $25.0 million in unsecured consumer loans. The Initial Facility Size may be increased under the 2016-2 Facility to $40 million. The 2016-2 Facility is non-recourse to us and matures on December 1, 2019.

The 2016-2 Facility is governed by a loan and security agreement, dated as of December 1, 2016, between the Lender and the Debtor. The 2016-2 Facility bears interest at a rate per annum equal to LIBOR (subject to a floor) plus an applicable margin, which rate per annum is initially 12.50%. In addition, the Debtor paid certain customary upfront closing fees to the Lender. Interest payments on the 2016-2 Facility will be made monthly. Subject to certain exceptions, the Debtor is not permitted to prepay the 2016-2 Facility prior to October 1, 2018. Following such date, the Debtor is permitted to voluntarily prepay the 2016-2 Facility without penalty. Any remaining amounts outstanding will be payable no later than December 1, 2019.

All amounts due under the 2016-2 Facility are secured by all of the Debtor’s assets, which include the Redpoint Receivables transferred to the Debtor, related rights under the Redpoint Receivables, a bank account and certain other related collateral.

The 2016-2 Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the Redpoint Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay their loans; covenants regarding special purpose entity matters; and default and termination provisions which provide for the acceleration of the 2016-2 Facility in circumstances including, but not limited to, failure to make payments when due, servicer defaults, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the receivables and defaults under other material indebtedness of the Debtor.

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

On September 30, 2016, we and certain of our domestic subsidiaries, as guarantors, entered into an amendment to the Credit Agreement, which increased the maximum allowable leverage ratio (as defined in the credit agreement) for the fiscal quarters ended September 30, 2016 and thereafter to 4.25 to 1.00 (from 3.50 to 1.00) and decreased the Company’s unsecured revolving line of credit to $35.0 million.

Our Credit Agreement will mature on June 30, 2017, and we are actively reviewing and intend to replace the existing facility on or before the maturity date. We had no borrowings and $6.6 million of standby letters of credit outstanding under the Credit Agreement as of December 31, 2016.

Senior Notes

On May 30, 2014, we issued and sold the Notes. The Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the United States pursuant to Regulation S under the Securities Act.

We used all of the net proceeds, or $479.0 million, of the Notes offering to repay all of our intercompany indebtedness due to Cash America, which was $361.4 million as of May 30, 2014, and the remaining net proceeds were used to pay a significant portion of the $122.4 million in cash dividends to Cash America, of which $120.7 million was paid on May 30, 2014 and $1.7 million was paid on June 30, 2014.

The Notes are governed by an indenture (“the Senior Notes Indenture”), dated May 30, 2014, between us, our domestic subsidiaries, as Guarantors, and the trustee. The Notes bear interest at a rate of 9.75% per year on the principal amount of the Notes, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2014. The Notes will mature on June 1, 2021. The Notes are senior unsecured debt obligations of Enova and are unconditionally guaranteed by our domestic subsidiaries.

The Senior Notes Indenture contains certain covenants that, among other things, limit our and certain of our subsidiaries’ ability to incur additional debt, acquire or create new subsidiaries, create liens, engage in certain transactions with affiliates and consolidate or merge with or into other companies.

The Senior Notes Indenture provides for customary events of default, including nonpayment of interest and principal when due and failure to comply with covenants or other agreements in the Senior Notes Indenture.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

Year Ended December 31,
2016	2015	2014
Cash flows provided by operating activities	$393,373	$283,921	$429,935
Cash flows used in investing activities
Loans and finance receivables	(450,149)	(322,811)	(291,246)
Change in restricted cash	(20,126)	—	(7,868)
Acquisitions	—	(17,735)	—
Purchases of property and equipment	(14,396)	(32,241)	(13,284)
Investment in unconsolidated investee	—	—	(703)
Other investing activities	95	618	4
Total cash flows used in investing activities	(484,576)	(372,169)	(313,097)
Cash flows provided by (used in) financing activities	99,880	56,617	(79,039)
Total debt to Adjusted EBITDA (a)	4.6	x	3.5	x	2.0	x

(a)	Total debt to Adjusted EBITDA, a non-GAAP measure, is calculated using Adjusted EBITDA for the twelve months ended for the respective period indicated. See “—Non-GAAP Disclosure—Adjusted EBITDA.”

Cash Flows from Operating Activities

2016 comparison to 2015

Net cash provided by operating activities increased $109.5 million, or 38.6%, to $393.4 million for 2016 from $283.9 million for 2015. The increase was primarily driven by a $111.1 million increase in cost of revenue, a non-cash expense, partially offset by a $9.4 million decrease in net income.

Other significant changes in net cash provided by operating activities for 2016 compared to 2015 included cash flows from the following activities:

•

Changes in current income taxes payable resulted in an $18.1 million increase in cash provided by operating activities, due primarily to 2015 tax overpayments being utilized to offset 2016 estimated tax liabilities, as well as 2016 estimated tax payments more closely matching expected tax liabilities for the period;

•	changes in finance and service charges on loans and finance receivables resulted in a decrease of $15.8 million due primarily to strong line of credit account and installment originations in 2016; and
•	changes in other receivables and prepaid expenses resulted in a $4.6 million increase in net cash provided by operating activities, due primarily to lower prepaid expenses in 2016 compared to 2015.

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

We believe cash flows from operations and available cash balances and borrowings under our Credit Agreement and 2016-1 Securitization Facility will be sufficient to fund our future operating liquidity needs.

Cash Flows from Investing Activities

2016 comparison to 2015

Net cash used in investing activities increased $112.4 million, or 30.2%, for 2016 compared to 2015, primarily due to a $127.3 million increase in net cash invested in loans and finance receivables, due to a 11.6% increase in loans and finance receivables originated or purchased as well as a $20.1 million increase in the restricted cash balance resulting from activity related to the 2016-1 Securitization Facility. These increases were partially offset by a $17.8 million decrease in property and equipment expenditures to $14.4 million in 2016 compared to $32.2 million in 2015, primarily related to the finish out and relocation of our headquarters in 2015, and $17.7 million in payments in 2015 related to the acquisition of certain assets of a company operating as The Business Backer. We anticipate that total expenditures for property and equipment will be between $12 million and $16 million for the twelve months ended December 31, 2017, primarily for continued development activities related to our technology platform and the purchase of computer hardware.

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

Expenditures for property and equipment increased $18.9 million to $32.2 million in 2015 compared to $13.3 million in 2014, primarily related to the relocation of our headquarters. We anticipate that total expenditures for property and equipment for the twelve months ended December 31, 2016 will be between $11 million and $16 million, primarily for continued development activities related to our technology platform and the purchase of computer hardware.

Cash Flows from Financing Activities

2016 comparison to 2015

Net cash provided by financing activities in 2016 was $99.9 million compared to net cash used in financing activities of $56.6 million in 2015.

Cash flows provided by financing activities for 2016 primarily reflects $165.4 million in net borrowings under our securitization facilities, partially offset by $58.4 million of net repayments under our unsecured revolving line of credit under the Credit Agreement and $6.7 million of debt issuance costs primarily paid in connection with the consumer loan securitization financing transactions.

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

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations at December 31, 2016, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (dollars in thousands):

	2017	2018	2019	2020	2021	Thereafter	Securitizations	Total
Senior notes (a)	$—	$—	$—	$—	$500,000	$—	$—	$500,000
Interest on senior notes (b)	48,750	48,750	48,750	48,750	24,375	—	—	219,375
Securitization facilities (c)	—	—	—	—	—	—	165,419	165,419
Non-cancelable leases (d)	6,432	5,986	6,865	6,611	6,621	32,498	—	65,013
Other liabilities (e)	—	3,000	—	—	—	—	—	3,000
Total	$55,182	$57,736	$55,615	$55,361	$530,996	$32,498	$165,419	$952,807

(a)	Represents obligations under the Credit Agreement and Notes. See “—Liquidity and Capital Resources—Senior Notes.”
(b)	Represents cash payments for interest on the Notes. See “—Liquidity and Capital Resources—Senior Notes.”
(c)	Securitizations are not included in maturities by period due to their variable monthly payments.
(d)

Represents obligations due under long-term operating leases. The total future minimum lease obligation excludes non-cancelable sublease rental income of $0.4 million. See Note 11 in the Notes to Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” in this report for further discussion of our operating lease obligations.

(e)

Represents obligations under a promissory note issued in conjunction with our acquisition of certain assets of a company operating as The Business Backer. See Note 3 in the Notes to Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” in this report for further discussion of our acquisition.

Off-Balance Sheet Arrangements

In certain markets, we arrange for consumers to obtain consumer loan products from independent third-party lenders through our CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loan. When a customer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan received by the customer from the third-party lender if the customer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default, which generally occurs after one payment is missed. As of December 31, 2016 and 2015, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $32.2 million and $34.1 million, respectively, which were guaranteed by us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in foreign currency exchange rates. Currently, we periodically use forward currency exchange contracts to minimize risk of foreign currency exchange rate fluctuations in the United Kingdom. Our forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction gain (loss), net” in our consolidated statements of income. As of December 31, 2016, we had no forward currency exchange contracts outstanding. The following table sets forth, by each foreign currency hedged, the notional amounts of forward currency exchange contracts as of December 31, 2015, the total gains or losses recorded in 2015, and sensitivity analysis of hypothetical 10% declines in the exchange rates of the currencies (U.S. dollars in thousands).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Enova International, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Enova International, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits (which were integrated audits in 2016 and 2015). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 24, 2017

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$39,934	$42,066
Restricted cash and cash equivalents (includes restricted cash of consolidated VIEs of $19,468 as of December 31, 2016)	26,306	7,379
Loans and finance receivables, net (includes loans and allowance for losses of consolidated VIEs of $234,497 and $17,731, respectively, as of December 31, 2016)	561,550	434,633
Income taxes receivable	—	5,503
Other receivables and prepaid expenses	19,524	20,049
Property and equipment, net	47,100	48,055
Goodwill	267,010	267,008
Intangible assets, net	5,404	6,540
Other assets	11,051	9,304
Total assets	$977,879	$840,537
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$71,671	$72,141
Income taxes currently payable	282	—
Deferred tax liabilities, net	14,316	20,519
Long-term debt (includes long-term debt and debt issuance costs of consolidated VIEs of $165,419 and $1,869, respectively, as of December 31, 2016)	649,911	541,909
Total liabilities	736,180	634,569
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 33,364,525 and 33,151,088 shares issued and 33,293,100 and 33,121,594 outstanding as of December 31, 2016 and 2015, respectively	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid in capital	18,446	9,924
Retained earnings	235,455	200,853
Accumulated other comprehensive loss	(11,578)	(4,622)
Treasury stock, at cost (71,425 and 29,494 shares as of December 31, 2016 and 2015, respectively)	(624)	(187)
Total stockholders' equity	241,699	205,968
Total liabilities and stockholders' equity	$977,879	$840,537

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue	$745,569	$652,600	$809,837
Cost of Revenue	327,966	216,858	266,787
Gross Profit	417,603	435,742	543,050
Expenses
Marketing	97,404	116,882	127,862
Operations and technology	85,202	74,012	73,573
General and administrative	97,956	102,073	107,875
Depreciation and amortization	15,564	18,388	18,732
Total Expenses	296,126	311,355	328,042
Income from Operations	121,477	124,387	215,008
Interest expense, net	(65,603)	(52,883)	(38,474)
Foreign currency transaction gain (loss), net	1,562	(985)	(35)
Income before Income Taxes	57,436	70,519	176,499
Provision for income taxes	22,834	26,527	64,828
Net Income	$34,602	$43,992	$111,671
Earnings Per Share:
Earnings per common share:
Basic	$1.04	$1.33	$3.38
Diluted	$1.03	$1.33	$3.38
Weighted average common shares outstanding:
Basic	33,192	33,006	33,000
Diluted	33,462	33,026	33,008

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net Income	$34,602	$43,992	$111,671
Other comprehensive loss, net of tax:
Foreign currency translation loss(1)	(6,956)	(1,451)	(6,272)
Total other comprehensive loss, net of tax	(6,956)	(1,451)	(6,272)
Comprehensive Income	$27,646	$42,541	$105,399

(1)	Net of tax benefit of $3,939, $592 and $4,011 for the years ended December 31, 2016, 2015 and 2014, respectively.

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

					Accumulated
			Additional		Other	Treasury Stock,		Total
	Common Stock		Paid in	Retained	Comprehensive	at cost		Stockholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance at December 31, 2013	33,000	$—	$—	$169,947	$3,101	—	$—	$173,048
Stock-based compensation expense			294	—	—			294
Net equity transactions with Cash America			—	(2,373)	—			(2,373)
Net income			—	111,671	—			111,671
Dividend paid to Cash America ($3.71 per share)			—	(122,384)	—			(122,384)
Foreign currency translation loss, net of tax			—	—	(6,272)			(6,272)
Balance at December 31, 2014	33,000	$—	$294	$156,861	$(3,171)	—	$—	$153,984
Stock-based compensation expense			9,630	—	—			9,630
Shares issued under stock-based plans	151	—	—	—	—			—
Net income			—	43,992	—			43,992
Foreign currency translation loss, net of tax			—	—	(1,451)			(1,451)
Purchases of treasury shares, at cost						(29)	(187)	(187)
Balance at December 31, 2015	33,151	$—	$9,924	$200,853	$(4,622)	(29)	$(187)	$205,968
Stock-based compensation expense			8,522	—	—			8,522
Shares issued under stock-based plans	214	—	—	—	—			—
Net income			—	34,602	—			34,602
Foreign currency translation loss, net of tax			—	—	(6,956)			(6,956)
Purchases of treasury shares, at cost						(42)	(437)	(437)
Balance at December 31, 2016	33,365	$—	$18,446	$235,455	$(11,578)	(71)	$(624)	$241,699

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities
Net Income	$34,602	$43,992	$111,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,564	18,388	18,732
Amortization of deferred loan costs and debt discount	6,913	3,371	1,949
Cost of revenue	327,966	216,858	266,787
Non-cash affiliate interest expense	—	—	7,629
Stock-based compensation expense	8,522	9,630	664
Fair value changes in contingent purchase consideration	3,300	—	—
Deferred income taxes, net	(2,201)	(1,399)	12,145
Other	(151)	984	(199)
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(16,232)	(467)	3,695
Other receivables and prepaid expenses	843	(3,804)	(7,607)
Accounts payable and accrued expenses	8,462	8,673	7,705
Current income taxes payable	5,785	(12,305)	6,764
Net cash provided by operating activities	393,373	283,921	429,935
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(1,308,197)	(1,172,169)	(1,298,008)
Loans and finance receivables repaid	858,048	849,358	1,006,762
Change in restricted cash	(20,126)	—	(7,868)
Acquisitions, net of cash acquired	—	(17,735)	—
Purchases of property and equipment	(14,396)	(32,241)	(13,284)
Investment in unconsolidated investee	—	—	(703)
Other investing activities	95	618	4
Net cash used in investing activities	(484,576)	(372,169)	(313,097)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	58,400	63,400	—
Repayments under revolving line of credit	(116,800)	(5,000)	—
Borrowings under securitization facility	280,075	—	—
Repayments under securitization facility	(114,656)	—	—
Issuance of long-term debt	—	—	493,810
Dividend paid to Cash America	—	—	(122,384)
Debt issuance costs paid	(6,702)	(1,596)	(16,330)
Treasury shares purchased	(437)	(187)	—
Net equity transactions with Cash America	—	—	(2,373)
Payments on affiliate line of credit	—	—	(431,762)
Net cash provided by (used in) financing activities	99,880	56,617	(79,039)
Effect of exchange rates on cash	(10,809)	(1,409)	(10,173)
Net (decrease) increase in cash and cash equivalents	(2,132)	(33,040)	27,626
Cash and cash equivalents at beginning of year	42,066	75,106	47,480
Cash and cash equivalents at end of period	$39,934	$42,066	$75,106

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Company

The Company operates an internet-based lending platform to serve customers in need of cash to fulfill their financial responsibilities. Through a network of direct and indirect marketing channels, the Company offers funds to its customers through a variety of unsecured loan and finance receivable products. The business is operated primarily through the internet to provide convenient, fully-automated financial solutions to its customers. As of December 31, 2016, the Company offered or arranged loans to consumers under the names “CashNetUSA” and “NetCredit” in 33 states in the United States, under the names “QuickQuid,” “Pounds to Pocket” and “On Stride Financial” in the United Kingdom, and under the name “Simplic” in Brazil. The Company also offered financing to small businesses in all 50 states and Washington D.C. in the United States under the names “Headway Capital” and “The Business Backer.” During 2016 the Company also launched “Enova Decisions” its analytics as a service business that leverages existing tools and technologies in order to help companies make decisions about their own customers.

The Company originates, guarantees or purchases consumer loans. Consumer loans provide customers with cash in their bank account, typically in exchange for an obligation to repay the amount advanced plus fees and/or interest. Consumer loans include short-term loans, line of credit accounts and installment loans. The Company provides financing to small businesses through either a line of credit account or a receivables purchase agreement product (“RPAs”). RPAs represent a right to receive future receivables from a small business. Small businesses receive funds in exchange for a portion of the business’ future receivables at an agreed upon discount. In contrast, lending is a commitment to repay principal and interest. “Loans and finance receivables” include consumer loans, small business loans and RPAs.

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

2. Significant Accounting Policies

Basis of Presentation

On September 7, 2011, Cash America International, Inc. (“Cash America,” now known as FirstCash, Inc. due to its merger with First Cash Financial Services, Inc. on September 1, 2016) formed a new company, Enova International, Inc. On September 13, 2011, Cash America contributed to the Company all of the stock of its wholly-owned subsidiary, Enova Online Services, Inc., in exchange for 33 million shares of the Company’s common stock. On November 13, 2014, Cash America completed the tax-free spin-off of approximately 80% of the Company’s outstanding common stock (the “Spin-off). Following the Spin-off, the Company became an independent, publicly traded company, and the Company’s shares of common stock are listed on the New York Stock Exchange under the symbol “ENVA.”

The consolidated financial statements of the Company reflect the historical results of operations and cash flows of the Company during each respective period. The financial statements include goodwill and intangible assets arising from businesses previously acquired. Prior to the Spin-off, the financial statements also included the allocation of certain assets and liabilities that were historically held at the Cash America corporate level but which were specifically identifiable or allocable to the Company. Certain transactions with Cash America, such as stock-based compensation and foreign currency transactions were considered to be effectively settled as net equity transactions with parent in “Retained earnings” in the consolidated balance sheets at the time the transaction was recorded. Prior to May 30, 2014, all intercompany transactions between the Company and Cash America were considered to be effectively settled in the financial statements at the time the transaction was recorded. In addition, the historical financial statements include allocations of costs relating to certain functions historically provided by Cash America, including corporate services such as executive oversight, insurance and risk management, government relations, internal audit, treasury, licensing, and to a limited extent finance, accounting, tax, legal, human resources, compensation and benefits, compliance and support for certain information systems related to financial reporting. The expense allocations were determined on a basis that Cash America and the Company consider to be reasonable reflections of the utilization of services provided by Cash America. Also see Note 15 for

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

additional information on the Company’s relationship with Cash America. The financial information included herein may not be indicative of the consolidated financial position, operating results, changes in stockholders’ equity and cash flows of the Company in the future, or if the Company had been a separate company during the periods presented.

The Company consolidates any variable interest entity (“VIE”) where it has determined the Company is the primary beneficiary. The primary beneficiary is the entity which has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance as well as the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for losses on loans and finance receivables, goodwill, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, empirical data and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

Out-of-Period Adjustment

In a review of its revenue recognition policy during 2015, the Company determined that certain fees on its line of credit product should be deferred over the period the draw is outstanding rather than recognized as revenue when assessed. The Company recorded a $2.5 million reduction to revenue in the fourth quarter of 2015 as an out-of-period adjustment. This adjustment included a $2.8 million reduction of revenue associated with periods prior to 2015. The Company believes this adjustment was not material to any of the prior years’ financial statements.

Foreign Currency Translations

The functional currencies for the Company’s subsidiaries that serve or have served residents of the United Kingdom, Australia, Canada and Brazil are the British pound, the Australian dollar, the Canadian dollar and the Brazilian real, respectively. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, and the resulting adjustments are recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) as a separate component of stockholders’ equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each period.

Cash and Cash Equivalents

The Company considers deposits in banks and short-term investments with original maturities of 90 days or less as cash and cash equivalents.

Restricted Cash

The Company includes funds to be used for future debt payments relating to its securitization transactions and escrow deposits in restricted cash and cash equivalents.

Revenue Recognition

The Company recognizes revenue based on the financing products and services it offers. “Revenue” in the consolidated statements of income includes: interest income, finance charges, fees for services provided through the Company’s CSO programs (“CSO fees”), revenue on RPAs, service charges, draw fees, minimum fees, late fees and non-sufficient funds fees as permitted by applicable laws and pursuant to the agreement with the borrower. For short-term loans that the Company offers, interest and finance charges are recognized on an effective yield basis over the term of the loan. For line of credit accounts, interest is recognized over the reporting period based upon the balance outstanding and the contractual interest rate, draw fees are recognized on an effective yield basis over the estimated outstanding period of the draw, and minimum fees are recognized when assessed to the customer. For installment loans, interest is recognized on an effective yield basis over the term of the loan. For RPAs, revenue is recognized on an effective yield basis over the projected delivery term of the agreements and fees are recognized when assessed. CSO fees are recognized on an effective yield basis over the term of the loan. Late and nonsufficient funds fees are recognized when assessed to the customer. Direct costs

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

associated with originating loans and purchasing RPAs, such as third-party customer acquisition costs, are deferred and amortized against revenue on an effective yield basis over the term of the loan or the projected delivery term of the finance receivable. Short-term loans, line of credit accounts, installment loans, RPAs, unpaid and accrued interest and fees and deferred origination costs are included in “Loans and finance receivables, net” in the consolidated balance sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Computer hardware and software	1 to 5 years
Furniture, fixtures and equipment	3 to 7 years
Leasehold improvements (1)	3 to 10 years

(1)	Leasehold improvements are depreciated over the lesser of the estimated useful life, remaining lease term, or 10 years.

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

The Company first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In assessing the qualitative factors, the Company considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market environment, its overall financial performance, cash flow from operating activities, market capitalization and stock price. If the Company determines that the two-step quantitative impairment test is required, it uses the income approach to complete its annual goodwill assessment. The income approach uses future cash flows and estimated terminal values for the Company that are discounted using a market participant perspective to determine the fair value, which is then compared to the carrying value to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. The Company completed its annual assessment of goodwill as of June 30, 2016 and determined that the fair value of its goodwill exceeded carrying value, and, as a result, no impairment existed at that date. A 10% decrease in the estimated fair value for the June 2015 assessment would not have resulted in a goodwill impairment. Although no goodwill impairment was noted, there can be no assurances that future goodwill impairments will not occur.

As of December 31, 2016, the Company had $267.0 million of goodwill, all of which is expected to be deductible for tax purposes.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Hedging and Derivatives Activity

The Company periodically uses foreign currency forward contracts, which are considered derivative instruments, to minimize the effects of foreign currency risk in the United Kingdom related to the operations of the Company. The forward contracts are not designated as hedges as defined by ASC 815, Derivatives and Hedging; therefore, any changes in the fair value of the forward contracts are recognized in “Foreign currency transaction gain (loss), net” in the consolidated statements of income. See Note 14.

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

As of December 31, 2016, the Company owned a $6.7 million investment in the preferred stock of a privately-held developing financial services entity. The entity is not currently profitable and has historically funded its operations through a series of capital contributions from investors. The Company’s impairment evaluation of this investment as of December 31, 2016 determined that an impairment loss was not probable as of that date. The Company will continue to evaluate the impairment risk of this entity by monitoring and assessing the entity’s ability to raise capital or generate profits to fund its future operations.

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

The Company also had an agreement with an independent third party pursuant to which the Company paid a portion of the net revenue received from the customers referred to the Company by such third party. Prior to the Spin-off, the Company had an arrangement with Cash America pursuant to which the Company paid either a lead purchase fee or a portion of the net revenue received from the customers referred to the Company by Cash America. These referral fees were included in “Marketing” in the consolidated statements of income.

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

Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). In accordance with ASC 718, the Company recognizes compensation expense based on the grant date fair value over the remaining vesting periods for stock-based awards. During the periods prior to the Spin-off, certain employees

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

received stock-based compensation in the form of restricted stock units from Cash America. These awards are reflected in stock-based compensation or as a net equity transaction with Cash America in the Company’s statement of stockholders’ equity. See Note 13.

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

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income	$34,602	$43,992	$111,671
Denominator:
Total weighted average basic shares	33,192	33,006	33,000
Shares applicable to stock-based compensation	270	20	8
Total weighted average diluted shares	33,462	33,026	33,008
Earnings per share – basic	$1.04	$1.33	$3.38
Earnings per share – diluted	$1.03	$1.33	$3.38

For the years ended December 31, 2016, 2015 and 2014, 1,622,331, 1,700,296 and 1,425,196 shares of common stock underlying stock options, respectively, and 464,500, 368,111 and no shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

Adopted Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015‑17 requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. The Company adopted ASU 2015-17 on January 1, 2016. As of December 31, 2015, the Company reported $29.0 million of current deferred tax assets and $49.5 million of noncurrent deferred

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tax liabilities. As a result of adopting ASU 2015-17, these amounts are shown net as $20.5 million under “Deferred tax liabilities” in the consolidated balance sheets.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which amends existing guidance to require the presentation of debt issuance costs in the consolidated balance sheets as a deduction from the carrying amount of the related debt liability instead of a deferred charge (as an asset). ASU 2015-15, Presentation and subsequent measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, was issued subsequently to permit costs associated with a line of credit arrangement to be presented as an asset and amortized ratably over the term of the arrangement. The Company adopted ASU 2015-03 on January 1, 2016. As of December 31, 2015, the Company had $11.4 million of unamortized debt issuance costs that are required to be presented as a deduction from the carrying amount of the related debt liability instead of a deferred charge. These amounts were previously recorded in “Other assets” in the consolidated balance sheets.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to evaluate, in connection with financial statement preparation for each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and to provide related disclosures. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016 and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 did not materially affect the Company’s consolidated financial statements.

Accounting Standards to be Adopted in Future Periods

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) to simplify the accounting for goodwill impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact ASU 2017-04 will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805) – Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides a screen to determine when an asset or group of assets acquired is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. ASU 2017-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact ASU 2017-01 will have on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17 Consolidation (Topic 810): Interests Held through Related Parties that are Under Common Control (“ASU 2016-17”), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. ASU 2016-17 requires the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include its indirect variable interests in a VIE

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

held through related parties that are under common control on a proportionate basis as opposed to in their entirety. The amendments in ASU 2016-17 will be applied retrospectively and are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of ASU 2016-17 is not expected to have a material impact on the Company’s financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires entities to recognize the income tax impact of an intra-entity sale or transfer of an asset other than inventory when the sale or transfer occurs, rather than when the asset has been sold to an outside party. ASU 2016-16 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact ASU 2016-16 will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 provide guidance on eight specific cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity method investees and beneficial interests in securitization transactions. In addition, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"). ASU 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. ASU 2016-15 and ASU 2016-18 are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2016-15 and ASU 2016-18 will modify the Company's current disclosures and classifications within the consolidated statement of cash flows but they are not expected to have a material effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016‑13”). The amendments in ASU 2016‑13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016‑13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is assessing the impact of ASU 2016‑13, which at the date of adoption will increase the allowance for credit losses with a resulting negative adjustment to retained earnings.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments in ASU 2016-09 simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company does not expect that the adoption of ASU 2016-09 will have a material effect on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessee recognition on the balance sheet of a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statement of cash flows. ASU 2016-02 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted for all entities upon issuance. Upon adoption of ASU 2016-02, the Company expects to report higher assets and liabilities as a result of including additional leases on the consolidated balance sheet. The Company does not expect the adoption of ASU 2016-02 to have a material impact on the consolidated statements of income or the consolidated statements of stockholders' equity.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date, deferring the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to clarify revenue recognition accounting when a third party is involved in providing goods or services to a customer. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, to clarify the implementation guidance on identifying performance obligations and licensing. Early adoption of ASU 2016‑10 is permitted only as of an annual reporting period beginning after December 15, 2016. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, to reduce the risk of diversity in practice for certain aspects in ASU 2014-09, including collectibility, noncash consideration, presentation of sales tax and transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies the guidance in Topic 606 on assessing certain aspects of the new revenue standard. The Company does not expect that the adoption of ASU 2014-09 will have a material impact on its consolidated financial statements.

3. Acquisitions

On June 23, 2015, the Company completed the purchase of certain assets and assumed certain liabilities of a company operating as The Business Backer, LLC, which purchases discounted future accounts receivables from small businesses throughout the United States through RPAs, which provide working capital for small businesses. The total consideration of $26.4 million was comprised of $17.7 million in cash at closing, a $3.0 million promissory note (included in “Accounts payable and accrued expenses” in the consolidated balance sheets) and estimated contingent consideration of $5.7 million based on future earn-out opportunities. The contingent purchase consideration was recorded at its estimated fair value at the date of acquisition based upon the Company’s assessment of the probable earnings attributable to the business as defined in the purchase agreement. To the extent operating results exceed the Company’s estimate, additional contingent consideration would be due, however the total consideration paid may not exceed $71 million. The contingent purchase consideration is revalued each reporting period with changes in fair value of the contingent consideration obligations recognized as a gain or loss on fair value remeasurement in the Company’s consolidated statements of income. The fair value of the contingent purchase consideration was remeasured as of December 31, 2016 and a gain from the fair value remeasurement of $3.3 million was recognized.

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

4. Loans and Finance Receivables, Credit Quality Information and Allowances and Liabilities for Estimated Losses on Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the years ended December 31, 2016, 2015 and 2014 was as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Short-term loans	$196,255	$204,893	$257,169
Line of credit accounts	220,462	185,521	305,118
Installment loans and RPAs	327,375	260,507	246,700
Total loans and finance receivables revenue	744,092	650,921	808,987
Other	1,477	1,679	850
Total Revenue	$745,569	$652,600	$809,837

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of Company-owned loans and finance receivables at December 31, 2016 and 2015 were as follows (dollars in thousands):

	As of December 31, 2016
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$35,516	$130,576	$413,638	$579,730
Delinquent receivables:
Delinquent payment amounts(1)	—	4,560	2,110	6,670
Receivables on non-accrual status	27,489	9,047	37,559	74,095
Total delinquent receivables	27,489	13,607	39,669	80,765
Total loans and finance receivables, gross	63,005	144,183	453,307	660,495
Less: Allowance for losses	(17,770)	(26,594)	(54,581)	(98,945)
Loans and finance receivables, net	$45,235	$117,589	$398,726	$561,550

	As of December 31, 2015
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$37,951	$92,732	$317,231	$447,914
Delinquent receivables:
Delinquent payment amounts(1)	—	3,072	1,510	4,582
Receivables on non-accrual status	20,842	5,051	23,566	49,459
Total delinquent receivables	20,842	8,123	25,076	54,041
Total loans and finance receivables, gross	58,793	100,855	342,307	501,955
Less: Allowance for losses	(14,652)	(15,727)	(36,943)	(67,322)
Loans and finance receivables, net	$44,141	$85,128	$305,364	$434,633

(1)

Represents the delinquent portion of installment loans and line of credit account balances for customers that have only missed one payment. See Note 2 “Significant Accounting Policies-Current and Delinquent Loans and Finance Receivables” for additional information.

Changes in the allowance for losses for the Company-owned loans and finance receivables and the liability for estimated losses on the Company’s guarantees of third-party lender-owned loans through the CSO programs for the years ended December 31, 2016, 2015 and 2014 were as follows (dollars in thousands):

	Year Ended December 31, 2016
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$14,652	$15,727	$36,943	$67,322
Cost of revenue	69,202	88,489	170,035	327,726
Charge-offs	(85,599)	(92,044)	(182,471)	(360,114)
Recoveries	20,362	14,422	29,804	64,588
Effect of foreign currency translation	(847)	—	270	(577)
Balance at end of period	$17,770	$26,594	$54,581	$98,945
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,298	$—	$458	$1,756
Increase (decrease) in liability	418	—	(178)	240
Balance at end of period	$1,716	$—	$280	$1,996

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2015
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$14,324	$19,749	$30,875	$64,948
Cost of revenue	62,571	43,547	110,560	216,678
Charge-offs	(83,316)	(68,075)	(129,537)	(280,928)
Recoveries	21,374	20,694	25,585	67,653
Effect of foreign currency translation	(301)	(188)	(540)	(1,029)
Balance at end of period	$14,652	$15,727	$36,943	$67,322
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,575	$—	$1	$1,576
(Decrease) increase in liability	(277)	—	457	180
Balance at end of period	$1,298	$—	$458	$1,756

	Year Ended December 31, 2014
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$20,466	$29,244	$32,608	$82,318
Cost of revenue	70,382	92,461	104,415	267,258
Charge-offs	(105,129)	(119,428)	(129,466)	(354,023)
Recoveries	28,785	17,943	23,619	70,347
Effect of foreign currency translation	(180)	(471)	(301)	(952)
Balance at end of period	$14,324	$19,749	$30,875	$64,948
Liability for third-party lender-owned loans:
Balance at beginning of period	$2,047	$—	$—	$2,047
(Decrease) increase in liability	(472)	—	1	(471)
Balance at end of period	$1,575	$—	$1	$1,576

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of December 31, 2016 and 2015, the amount of consumer loans guaranteed by the Company was $32.2 million and $34.1 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $2.0 million and $1.7 million as of December 31, 2016 and 2015, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

5. Property and Equipment

As an online financial services provider, a significant amount of capital is invested in developing computer software and systems infrastructure.

Major classifications of property and equipment at December 31, 2016 and 2015 were as follows (dollars in thousands):

	As of December 31, 2016
	Cost	Accumulated Depreciation	Net
Computer software	$72,277	$(48,680)	$23,597
Furniture, fixtures and equipment	30,974	(22,159)	8,815
Leasehold improvements	24,267	(9,579)	14,688
Total	$127,518	$(80,418)	$47,100

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2015
	Cost	Accumulated Depreciation	Net
Computer software	$64,705	$(40,462)	$24,243
Furniture, fixtures and equipment	26,517	(17,918)	8,599
Leasehold improvements	23,277	(8,064)	15,213
Total	$114,499	$(66,444)	$48,055

The Company capitalized internal software development costs of $8.1 million, $9.8 million and $8.6 million during 2016, 2015 and 2014, respectively.

The Company recognized depreciation expense of $14.4 million, $17.9 million and $18.7 million during 2016, 2015 and 2014, respectively.

6. Goodwill and Other Intangible Assets

Goodwill is tested for impairment at least annually. See Note 2 for further discussion.

Goodwill

Changes in the carrying value of goodwill for the years ended December 31, 2016 and 2015 were as follows (dollars in thousands):

Balance as of January 1, 2015	$255,862
Acquisitions	11,158
Effect of foreign currency translation	(12)
Balance as of December 31, 2015	$267,008
Effect of foreign currency translation	2
Balance as of December 31, 2016	$267,010

Acquisitions represent the original goodwill allocation and final adjustments to purchase price allocations during the measurement period subsequent to the acquisition date. The impact of final purchase price allocation adjustments on the Company’s results of operations and financial position were immaterial.

Acquired Intangible Assets

Acquired intangible assets that are subject to amortization as of December 31, 2016 and 2015, were as follows (dollars in thousands):

	As of December 31, 2016
	Cost	Accumulated Amortization	Net
Customer relationships	$3,533	$(2,973)	$560
Lead provider and broker relationships	5,689	(3,449)	2,240
Trademarks	2,590	(546)	2,044
Non-competition agreements	800	(240)	560
Total	$12,612	$(7,208)	$5,404

	As of December 31, 2015
	Cost	Accumulated Amortization	Net
Customer relationships	$3,532	$(2,812)	$720
Lead provider and broker relationships	5,689	(2,809)	2,880
Trademarks	2,592	(372)	2,220
Non-competition agreements	800	(80)	720
Total	$12,613	$(6,073)	$6,540

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

Amortization

Amortization expense for acquired intangible assets was $1.1 million, $0.5 million and $45 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

Estimated future amortization expense for the years ended December 31, is as follows (dollars in thousands):

YEAR	AMOUNT
2017	$1,080
2018	1,070
2019	1,070
2020	590
2021	110

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2016, 2015 were as follows (dollars in thousands):

	As of December 31,
	2016	2015
Trade accounts payable	$25,420	$25,665
Accrued payroll and fringe benefits	14,165	8,401
Deferred finish out allowance	8,939	8,835
Deferred fees on third-party consumer loans	6,869	9,465
Accrued interest payable	5,043	4,266
Accrual for consumer loan payments rejected for non-sufficient funds	3,680	5,029
Promissory note	3,000	3,000
Contingent consideration	2,358	5,658
Liability for losses on third-party lender owned consumer loans	1,996	1,756
Other accrued liabilities	201	66
Total	$71,671	$72,141

8. Marketing Expenses

Marketing expenses for the years ended December 31, 2016, 2015 and 2014 were as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Advertising	$66,184	$80,526	$74,999
Customer procurement expense including lead purchase costs	30,551	29,327	42,843
Customer referral and revenue sharing expense	669	7,029	10,020
Total	$97,404	$116,882	$127,862

See Note 2 for further discussion.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term debt

The Company’s long-term debt instruments and balances outstanding as of December 31, 2016 and 2015 were as follows (dollars in thousands):

	December 31,
	2016	2015

Securitization notes	$165,419	$—
Revolving line of credit	—	58,400
Senior Notes	495,622	494,867
Subtotal	661,041	553,267
Less: Long-term debt issuance costs	(11,130)	(11,358)
Total long-term debt	$649,911	$541,909

Consumer Loan Securitization

2016-1 Facility

On January 15, 2016, the Company and certain of its subsidiaries entered into a receivables securitization (as amended, the “2016-1 Securitization Facility”) with certain purchasers, Jefferies Funding LLC, as administrative agent (the “Administrative Agent”) and Bankers Trust Company, as indenture trustee and securities intermediary (the “Indenture Trustee”). The 2016-1 Securitization Facility securitizes unsecured consumer installment loans (“Receivables”) that have been, or will be, originated or acquired under the Company’s NetCredit brand and that meet specified eligibility criteria. Under the 2016-1 Securitization Facility, Receivables are sold to EFR 2016-1, LLC, a wholly-owned special purpose subsidiary (the “Issuer”), and serviced by another subsidiary.

The Issuer issued an initial term note of $107.4 million (the “Initial Term Note”), which was secured by $134 million in unsecured consumer loans, and variable funding notes (the “Variable Funding Notes”) with an aggregate availability of $20 million per month; the 2016-1 Securitization Facility has been amended to increase the availability to $40 million until December 31, 2016, and $30 million thereafter, as discussed below. As described below, the Issuer has issued and will subsequently issue term notes (the “Term Notes” and, together with the Initial Term Note and the Variable Funding Notes, the “Securitization Notes”). The maximum principal amount of the Securitization Notes that may be outstanding at any time under the 2016-1 Securitization Facility was limited to $175 million; the 2016-1 Securitization Facility has been amended to increase the maximum principal amount to $275 million, as discussed below.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On October 20, 2016, the Company and certain of its subsidiaries entered into a Third Amendment and Limited Waiver (the “Third Amendment”) to amend the Indenture and Receivables Purchase Agreement. The Third Amendment increased the maximum principal amount to $275 million, increased the Variable Funding Notes maximum principal amount to $40 million until December 31, 2016, and $30 million thereafter, and extended the revolving period of the facility to October 2017. The Third Amendment also adjusted the Note Interest Rate on Term Notes issued after, and amounts outstanding under the Variable Funding Notes after, the date of the Third Amendment (as such terms are defined in the Indenture). The weighted average interest rate on such adjusted Notes is 9.5%.

On November 14, 2016, the Company and certain of its subsidiaries entered into a Fourth Amendment (the “Fourth Amendment”) to amend the Indenture and Receivables Purchase Agreement. The Fourth Amendment adjusted the Investment Pool Cumulative Delinquency Trigger (as such term is defined in the Indenture), with an effective date of October 31, 2016.

On December 14, 2016, the Company and certain of its subsidiaries entered into a Fifth Amendment (the “Fifth Amendment”) to amend the Indenture and Receivables Purchase Agreement. The Fifth Amendment adjusted the Investment Pool Cumulative Delinquency Trigger for the Initial Term Notes (as such terms are defined in the Indenture), with an effective date of November 30, 2016, expanded the categories of receivables that could be financed through the securitization facility and made certain other minor changes. These changes provide the Company with additional flexibility under the securitization facility.

As of December 31, 2016, the carrying amount of the 2016-1 Securitization Facility was $151.4 million, which included unamortized issuance costs of $1.9 million. The issuance costs are being amortized to interest expense over a period of four years. The total interest expense recognized was $13.5 million of which $3.2 million represented the non-cash amortization of the issuance costs for the year ended December 31, 2016.

2016-2 Facility

On December 1, 2016, the Company and certain of its subsidiaries entered into a receivables securitization (the “2016-2 Facility”) with Redpoint Capital Asset Funding, LLC, as lender (the “Lender”). The 2016-2 Facility securitizes unsecured consumer installment loans (“Redpoint Receivables”) that have been and will be originated or acquired under the Company’s NetCredit brand by several of the Company’s subsidiaries (the “Originators”) and that meet specified eligibility criteria, including that the annual percentage rate for each securitized consumer loan is greater than or equal to 90%. The average annual percentage rate for loans securitized under the 2016-2 Facility in 2016 was approximately 135%. Under the 2016-2 Facility, Redpoint Receivables are sold to a wholly-owned special purpose subsidiary of the Company (the “Debtor”) and serviced by another subsidiary of the Company.

The Debtor has issued a revolving note with an initial maximum principal balance of $20.0 million (the “Initial Facility Size”), which is required to be secured by $25.0 million in unsecured consumer loans. The Initial Facility Size may be increased under the 2016-2

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Facility to $40 million. The 2016-2 Facility is non-recourse to the Company and matures on December 1, 2019.

The 2016-2 Facility is governed by a loan and security agreement, dated as of December 1, 2016, between the Lender and the Debtor. The 2016-2 Facility bears interest at a rate per annum equal to LIBOR (subject to a floor) plus an applicable margin, which rate per annum is initially 12.50%. In addition, the Debtor paid certain customary upfront closing fees to the Lender. Interest payments on the 2016-2 Facility will be made monthly. Subject to certain exceptions, the Debtor is not permitted to prepay the 2016-2 Facility prior to October 1, 2018. Following such date, the Debtor is permitted to voluntarily prepay the 2016-2 Facility without penalty. Any remaining amounts outstanding will be payable no later than December 1, 2019.

All amounts due under the 2016-2 Facility are secured by all of the Debtor’s assets, which include the Redpoint Receivables transferred to the Debtor, related rights under the Redpoint Receivables, a bank account and certain other related collateral.

The 2016-2 Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the Redpoint Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay their loans; covenants regarding special purpose entity matters; and default and termination provisions which provide for the acceleration of the 2016-2 Facility in circumstances including, but not limited to, failure to make payments when due, servicer defaults, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the receivables and defaults under other material indebtedness of the Debtor.

As of December 31, 2016, the carrying amount of the 2016-2 Facility was $12.1 million. In connection with the issuance of the 2016-2 Facility, the Company incurred debt issuance costs of approximately $0.2 million. The unamortized balance of these costs as of December 31, 2016 is included in “Other assets” in the consolidated balance sheets. These costs are being amortized to interest expense over a period of 36 months, the term of the 2016-2 Facility. The total interest expense recognized was $0.1 million for the year ended December 31, 2016.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ended September 30, 2016 and thereafter to 4.25 to 1.00 (from 3.50 to 1.00) and decreased the Company’s unsecured revolving line of credit by $5.0 million from $40.0 million to $35.0 million.

Interest on the amounts borrowed will be charged, at the Company’s option, at either LIBOR for one week or one-, two-, three- or six-month periods, as selected by the Company, plus a margin varying from 2.50% to 3.75% or at the agent’s base rate plus a margin varying from 1.50% to 2.75%. The margin for the borrowings under the Credit Agreement is dependent on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the revolving line of credit was 4.18% at December 31, 2015. The Company is also required to pay a fee on the unused portion of the line of credit ranging from 0.25% to 0.50% (0.50% as of each of December 31, 2016 and 2015) based on the Company’s cash flow leverage ratios. The Credit Agreement will mature on June 30, 2017. The Company had no outstanding borrowings as of December 31, 2016 and $58.4 million of outstanding borrowings as of December 31, 2015.

The Credit Agreement also includes a sub-limit of up to $20.0 million for standby or commercial letters of credit that is guaranteed by the Company’s domestic subsidiaries. In the event that an amount is paid by the issuing bank under a letter of credit, it will be due and payable by the Company on demand. Pursuant to the terms of the Credit Agreement, the Company agrees to pay fees equal to the LIBOR margin per annum on the undrawn amount of each outstanding standby letter of credit plus a one-time commercial letter of credit fee of 0.20% of the face amount of each commercial letter of credit plus 0.25% per annum on the average daily amount of the total letter of credit exposure. The Company had outstanding letters of credit of $6.6 million under its Credit Agreement as of December 31, 2016 and 2015.

In connection with the issuance of the Credit Agreement, the Company incurred debt issuance costs of approximately $1.6 million, which primarily consisted of underwriting fees and legal expenses. The unamortized balance of these costs as of December 31, 2016 is included in “Other assets” in the consolidated balance sheets. These costs are being amortized to interest expense over a period of 37 months, the term of the Credit Agreement.

$500.0 Million 9.75% Senior Unsecured Notes

On May 30, 2014, the Company issued and sold $500.0 million in aggregate principal amount of 9.75% Senior Notes due 2021 (the “Senior Notes”). The Senior Notes bear interest at a rate of 9.75% annually on the principal amount payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2014. The Senior Notes were sold at a discount of the principal amount to yield 10.0% to maturity and will mature on June 1, 2021. The Senior Notes are unsecured debt obligations of the Company, and are unconditionally guaranteed by all of the Company’s domestic subsidiaries, except for designated securitization subsidiaries. The Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States pursuant to Regulation S under the Securities Act. As required by a registration rights agreement that the Company entered into with the initial purchaser when the Senior Notes were issued, the Company completed an exchange offer in April 2015. All of the unregistered Senior Notes have been exchanged for identical new notes registered under the Securities Act.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company used all of the net proceeds of the Senior Notes offering, or $479.0 million, to repay all of its intercompany indebtedness due to Cash America, which was $361.4 million as of May 30, 2014, and the remaining net proceeds were used to pay a significant portion of the $122.4 million in cash dividends to Cash America.

As of December 31, 2016 and 2015, the carrying amount of the Senior Notes was $486.4 million and $483.5 million, respectively, which included an unamortized discount of $4.4 million and $5.1 million, respectively and unamortized issuance costs of $9.3 million and $11.4 million, respectively. The discount and issuance costs are being amortized to interest expense over a period of seven years, through the maturity date of June 1, 2021. For each of the years ended December 31, 2016 and 2015 the total interest expense recognized was $51.6 million of which $0.7 million represented the non-cash amortization of the discount and $2.1 million represented the non-cash amortization of the issuance costs.

Weighted-average interest rates on long-term debt were 10.71% and 10.59% during 2016 and 2015, respectively.

As of December 31, 2016 and 2015, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreements.

As of December 31, 2016, required principal payments under the terms of the long-term debt for each of the five years after December 31, 2016 are as follows (dollars in thousands):

YEAR	Amount
2017	$—
2018	—
2019	—
2020	—
2021	500,000	(1)
Thereafter	—
Securitization	165,419	(2)
Total	$665,419

(1) The $500.0 Million 9.75% Senior Unsecured Notes mature June 1, 2021.

(2)	The 2016-1 Securitization Facility matures at various dates, the latest of which will be October 15, 2020, and the 2016-2 Facility matures on December 1, 2019.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes

The components of the Company’s deferred tax assets and liabilities as of December 31, 2016 and 2015 were as follows (dollars in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Loans and finance receivables, net	$38,275	$28,629
Compensation and benefits	7,397	4,210
Translation adjustments	6,726	3,898
Accrued rent and deferred finish out allowance	4,372	5,560
Foreign net operating loss carryforward	1,449	968
Other	1,960	1,785
Total deferred tax assets	$60,179	$45,050
Deferred tax liabilities:
Amortizable intangible assets	$60,762	$52,882
Property and equipment	11,443	11,359
Other	483	108
Total deferred tax liabilities	$72,688	$64,349
Net deferred tax liabilities before valuation allowance	$(12,509)	$(19,299)
Valuation allowance	(1,807)	(1,220)
Net deferred tax liabilities	$(14,316)	$(20,519)

The components of the provision for income taxes and the income to which it relates for the years ended December 31, 2016, 2015 and 2014 are shown below (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Income before income taxes:
Domestic	$57,422	$70,519	$176,494
International	14	—	5
Income before income taxes	$57,436	$70,519	$176,499
Current provision:
Federal	$22,656	$25,601	$51,144
International	94	114	46
State and local	2,347	2,211	1,753
Total current provision for income taxes	$25,097	$27,926	$52,943
Deferred provision (benefit):
Federal	$(2,152)	$(1,360)	$11,363
International	—	—	—
State and local	(111)	(39)	522
Total deferred provision (benefit) for income taxes	$(2,263)	$(1,399)	$11,885
Total provision for income taxes	$22,834	$26,527	$64,828

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effective tax rate on income differs from the federal statutory rate of 35% for the following reasons (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Tax provision computed at the federal statutory income tax rate	$20,103	$24,682	$61,781
State and local income taxes, net of federal tax benefits	1,401	1,408	1,329
Share based compensation	1,656	—	—
Other	(326)	437	1,718
Total provision	$22,834	$26,527	$64,828
Effective tax rate	39.8%	37.6%	36.7%

The Company has foreign net operating loss carryforwards from Brazilian operations of $1.4 million as of December 31, 2016, $2.8 million as of December 31, 2015, and $1.6 million as of December 31, 2014. These net operating loss carryforwards are subject to annual limitations and have an unlimited carryforward period. The Company has recorded a full valuation allowance related to the foreign net operating loss carryforwards, as well as other foreign deferred tax assets, as they are not more likely than not to be utilized.

The following table summarizes the valuation account activity for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of period	$1,220	$670	$171
Additions	587	550	499
Deductions	—	—	—
Balance at end of period	$1,807	$1,220	$670

The balance of unrecognized tax benefits as of December 31, 2016 was $351 thousand ($320 thousand net of the federal benefit of state matters), which if recognized would favorably affect the effective tax rate in any future periods. There were no unrecognized tax benefits as of December 31, 2015 and 2014. The Company does not believe it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits will change by a significant amount. The Company records interest and penalties related to tax matters as income tax expense in the consolidated statement of income. The Company recorded no expense for interest and penalties related to tax matters as of December 31, 2016.

A reconciliation of the activity related to unrecognized tax benefits follows for the fiscal years indicated (in thousands):

Year Ended December 31,
2016
Balance at beginning of period	$—
Additions based on tax positions related to the current year	118
Additions for tax positions of prior years	233
Balance at end of period	$351

The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. The IRS audits for tax years 2011 through 2014 were concluded with no adjustments to the financial statements. The 2015 tax year is open to examination by the IRS. The years open to examination by state, local, and foreign government authorities vary by jurisdiction, but the statute of limitation is generally three to four years from the date the tax return is filed.

11. Commitments and Contingencies

Leases

The Company leases its headquarters in Chicago, Illinois, a call center facility in Gurnee, Illinois, and office space in Blue Ash, Ohio and London, United Kingdom under operating leases with remaining terms ranging from three to ten years with certain rights to extend for additional periods. The operating expenses and real estate taxes are not included in the table below. Future minimum rentals

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

due under non-cancelable leases as of December 31, 2016 are as follows for each of the years ending December 31 (dollars in thousands):

YEAR	AMOUNT
2017	$6,432
2018	5,986
2019	6,865
2020	6,611
2021	6,621
Thereafter	32,498
Total	$65,013

The total future minimum lease obligation excludes non-cancelable sublease rental income of $0.4 million.

Rent expense was $5.8 million, $6.8 million and $3.7 million for the years ended December 31, 2016, 2015 or 2014, respectively.

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

The following table is a summary of the exit and disposal activity and liability balances as a result of the headquarters relocation (in thousands):

	Lease Termination Costs	Other Exit Costs	Total
Balance at January 1, 2015	$707	$—	$707
Additions	2,861	808	3,669
Payments	(2,143)	(604)	(2,747)

Balance at December 31, 2015	$1,425	$204	$1,629

Balance at January 1, 2016	$1,425	$204	$1,629
Payments	(1,132)	—	(1,132)
Adjustments	344	(69)	275

Balance at December 31, 2016	$637	$135	$772

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans and is required to purchase any defaulted loans it has guaranteed. As of December 31, 2016 and 2015, the amount of consumer loans guaranteed by the Company was $32.2 million and $34.1 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $2.0 million and $1.7 million, as of December 31, 2016 and 2015, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Litigation

On March 8, 2013, Flemming Kristensen, on behalf of himself and others similarly situated, filed a purported class action lawsuit in the U.S. District Court of Nevada against the Company and other unaffiliated lenders and lead providers. The lawsuit alleges that the lead provider defendants sent unauthorized text messages to consumers on behalf of the Company and the other lender defendants in violation of the Telephone Consumer Protection Act. The complaint seeks class certification, statutory damages, an injunction against “wireless spam activities,” and attorneys’ fees and costs. The Company filed an answer to the complaint denying all liability. On March 26, 2014, the Court granted class certification. On July 20, 2015, the court granted the Company’s motion for summary judgment, denied Plaintiff’s motion for summary judgment and, on July 21, 2015, entered judgment in favor of the Company. Plaintiff filed a motion for reconsideration, which was denied. On May 3, 2016, Plaintiff filed a notice of appeal of the order granting summary judgment for the Company, the judgment in favor of the company, and the order denying Plaintiff’s motion to reconsider, and appellate briefing is now complete. Neither the likelihood of an unfavorable appellate decision nor the ultimate liability, if any, with respect to this matter can be determined at this time, and the Company is currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, Contingencies–Loss Contingencies–Glossary, for this litigation. The Company believes that the Plaintiff’s claims in the complaint are without merit and intends to vigorously defend this lawsuit.

The Company is also a defendant in certain routine litigation matters encountered in the ordinary course of its business. Certain of these matters may be covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

12. Employee Benefit Plans

Effective on July 1, 2012, the Company established the Enova International, Inc. 401(k) Savings Plan (the “401(k) Plan”), which is open to substantially all employees of the Company and its subsidiaries. New employees are automatically enrolled in this plan unless they elect not to participate. Also effective July 1, 2012, the Company established the Enova International, Inc. Nonqualified Savings Plan (the “NQSP”) for certain members of Company management. Participants may contribute up to 75% of their earnings to the 401(k) Plan subject to regulatory and other plan restrictions. NQSP participants may contribute up to 80% of their annual bonus and up to 50% of their other eligible compensation to the NQSP. Prior to January 1, 2015, the Company made matching cash contributions of 50% of each participant’s contributions, based on participant contributions of up to 5% of compensation. Effective January 1, 2015, the Company makes matching contributions of 100% of the first 1% of pay and 50% of the next 5% of pay that each employee contributes to the 401(k) Plan. Company contributions made prior to January 1, 2015 vest at the rate of 20% each year after one year of service; thus a participant is 100% vested after five years of service. The Company’s matching contributions subsequent to January 1, 2015 will fully vest after a participant’s second year of service with the Company. The Company’s consolidated contributions to the 401(k) Plan and the NQSP were $2.2 million, $1.4 million and $1.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Effective on January 1, 2012, the Company established the Enova International, Inc. Supplemental Executive Retirement Plan (“SERP”) in which certain officers and certain other employees of the Company participate. Under this defined contribution plan, the Company makes an annual supplemental cash contribution to the SERP based on the objectives of the plan as approved by the Company’s Management Development and Compensation Committee of the Board of Directors. The Company recorded compensation expense of $0.2 million, $0.4 million and $0.2 million for SERP contributions for the years ended December 31, 2016, 2015 and 2014, respectively.

The NQSP and the SERP are non-qualified deferred compensation plans. Benefits under the NQSP and the SERP are unfunded. As of December 31, 2016, 2015 and 2014, the Company held securities in rabbi trusts to pay benefits under these plans. These securities are classified as trading securities, and the unrealized gains and losses on these securities are netted with the costs of the plans in “General and administrative expenses” in the consolidated statements of income.

Amounts included in the consolidated balance sheets relating to the NQSP and the SERP were as follows (dollars in thousands):

	As of December 31,
	2016	2015
Prepaid expenses and other assets	$1,590	$1,075
Accounts payable and accrued expenses	$1,860	$1,434

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation

Enova Awards

Under the Enova International, Inc. 2014 First Amended and Restated Long-Term Incentive Plan (the “Enova LTIP”), the Company is authorized to issue 8,000,000 shares of Common Stock pursuant to “Awards” granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options, restricted stock units (“RSUs”), restricted stock, performance shares, stock appreciation rights or other stock-based awards. Since 2014, nonqualified stock options and RSU awards are the only stock-based awards granted under the Plan. As of December 31, 2016, there were 3,171,604 shares available for future grants under the Enova LTIP.

During the year ended December 31, 2016, the Company received 41,931 shares of its common stock valued at approximately $437,000 as partial payment of taxes required to be withheld upon issuance of shares under RSUs.

Restricted Stock Units

During the years ended December 31, 2016, 2015 and 2014, the Company granted RSUs to Company officers, certain employees and to the non-management members of the Board of Directors under the Enova LTIP. Each vested RSU entitles the holder to receive a share of the common stock of the Company. For Company officers and certain employees, the shares are to be issued upon vesting of the RSUs generally over a period of three or four years. Shares for vested RSU awards granted to members of the Board of Directors are issued twelve months after the grant date.

In accordance with ASC 718, the grant date fair value of RSUs is generally based on the Company’s closing stock price on the day before the grant date and is amortized to expense over the vesting periods. The agreements relating to awards provide that the vesting and payment of awards would be accelerated if there is a change in control of the Company.

The following table summarizes the Company’s restricted stock unit activity during 2016, 2015 and 2014:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2016		2015		2014
	Units	Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	641,878	$20.55	549,707	$23.04	—	$—
Units granted	1,189,136	6.67	356,064	18.39	549,707	23.04
Shares issued	(213,437)	19.65	(151,088)	22.62	—	—
Units forfeited	(258,520)	15.65	(112,805)	23.04	—	—
Outstanding at end of year	1,359,057	9.49	641,878	20.55	549,707	23.04

Compensation expense related to these RSUs totaling $5.2 million ($3.1 million net of related taxes), $4.9 million ($3.1 million net of related taxes) and $0.1 million ($89 thousand net of related taxes) was recognized for the years ended December 31, 2016, 2015 and 2014, respectively. Total unrecognized compensation cost related to these RSUs at December 31, 2016 was $10.6 million, which will be recognized over a weighted average period of approximately 2.1 years. The outstanding RSUs had an aggregate intrinsic value of $17.1 million at December 31, 2016.

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

Stock Options

During the years ended December 31, 2016, 2015 and 2014, the Company granted stock options to purchase Company stock to Company officers and certain employees under the Enova LTIP. Stock options would allow the holder to purchase shares of the Company’s common stock at a price not less than the fair market value of the shares as of the grant date, or the exercise price.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock options granted under the Enova LTIP become exercisable in equal increments on the first, second and third anniversaries of their date of grant, and expire on the 7th anniversary of their date of grant. Exercise prices of these stock options are equal to the closing stock price on the day before the grant date. In accordance with ASC 718, compensation expense on stock options is based on the fair value of the stock options on the day before the grant date and is amortized to expense over the vesting periods. For the year ended December 31, 2016, the Company estimated the fair value of the stock option grants using the Black-Scholes option-pricing model based on the following assumptions: risk-free interest rate of 1.2%, expected term (life) of options of 4.5 years, expected volatility of 49.1% and no expected dividends.

Determining the fair value of stock-based awards at their respective grant dates requires considerable judgment, including estimating expected volatility and expected term (life). The Company based its expected volatility on a weighted average of the historical volatility of the Company and the historical volatility of comparable public companies over the option’s expected term. The Company calculated its expected term based on the simplified method, which is the mid-point between the weighted-average graded-vesting term and the contractual term. The simplified method was chosen as a means to determine expected term as the Company has limited historical option exercise experience as a public company. The Company derived the risk-free rate from a weighted-average yield for the three-and five-year zero-coupon U.S. Treasury Strips. The Company estimates forfeitures at the grant date based on its historical forfeiture rate, which is based on activity of cash-based long-term incentive units granted and outstanding prior to the Spin-off, and will revise the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes the Company’s stock option activity during 2016, 2015 and 2014:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2016		2015		2014
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at beginning of year	1,891,153	$21.44	1,425,196	$23.04	—	$—
Options granted	337,081	6.29	785,294	19.19	1,425,196	23.04
Options exercised	—	—	—	—	—	—
Options forfeited	(641,178)	22.01	(319,337)	23.04	—	—
Outstanding at end of year	1,587,056	$17.98	1,891,153	$21.44	1,425,196	$23.04
Options vested at end of year	734,896	21.67	475,127	23.05	—	—

The weighted average fair value of options granted in 2016 was $2.60. Compensation expense related to stock options totaling $3.3 ($2.0 million net of related taxes), $4.7 million ($2.9 million net of related taxes) and $0.2 million ($0.1 million net of related taxes) was recognized for the years ended December 31, 2016, 2015 and 2014, respectively. Total unrecognized compensation cost related to stock options at December 31, 2016 was $4.0 million, which will be recognized over a period of approximately 1.3 years. At December 31, 2016, the intrinsic value of stock options outstanding was $2.7 million and the intrinsic value of stock options exercisable was $0.3 million, respectively.

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

Cash America Awards

In 2013, Cash America’s Board of Directors approved a grant of RSUs that vested over a two-year period to the Company’s Chief Executive Officer under the Cash America LTIP. In conjunction with the Spin-off on November 13, 2014, the vesting of this grant was accelerated, and each vested RSU entitled the holder to receive a share of common stock of Cash America as well as 0.915 shares of the Company’s common stock.

In accordance with ASC 718, the grant date fair value of RSUs was based on Cash America’s closing stock price on the day before the grant date and was amortized to expense over the vesting periods.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Cash America RSU activity during 2014:

Year Ended December 31,
2014
	Units		Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	14,260		$48.19
Units granted	—		—
Shares issued	(14,260)	(1)	48.19
Units forfeited	—		—
Outstanding at end of year	—		$—
Units vested at end of year	—		—

(1)

Amount does not include 13,048 shares of common stock of the Company that were delivered by Cash America to the Company’s Chief Executive Officer in connection with his RSUs that vested on November 13, 2014. In connection with the Spin-off, such RSU awards were payable by Cash America in both shares of Cash America common stock and Enova common stock.

Compensation expense related to Cash America RSUs totaling $0.4 million ($0.2 million net of related taxes) was recognized for the year ended December 31, 2014.

14. Derivative Instruments

The Company periodically uses derivative instruments to manage risk from changes in market conditions that may affect the Company’s financial performance. The Company primarily uses derivative instruments to manage its primary market risks, which are interest rate risk and foreign currency exchange rate risk.

The Company periodically uses forward currency exchange contracts to minimize the effects of foreign currency risk in the United Kingdom. The forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction gain (loss), net” in the Company’s consolidated statements of income. As of December 31, 2016, the Company did not manage its exposure to risk from foreign currency exchange rate fluctuations through the use of forward currency exchange contracts in the United Kingdom or Brazil.

The Company’s derivative instruments are presented in its financial statements on a net basis. The Company had no outstanding derivative instruments as of December 31, 2016. The following table presents information related to the Company’s derivative instruments as of December 31, 2015 (dollars in thousands):

Non-designated derivatives:

As of December 31, 2015
		Gross Amounts	Gross Amounts	Net Amounts of Assets
		of Recognized	Offset in the	Presented in the
	Notional	Financial	Consolidated	Consolidated Balance
Forward currency exchange contracts	Amount	Instruments	Balance Sheets(1)	Sheets(2)
Assets	$58,723	$151	$—	$151
Liabilities	$—	$—	$—	$—

(1)

As of December 31, 2015, the Company had no gross amounts of recognized derivative instruments that the Company makes an accounting policy election not to offset. In addition, there was no financial collateral related to the Company’s derivatives. The Company has no assets or liabilities that are subject to an enforceable master netting agreement or similar arrangement.

(2)	Represents the fair value of forward currency contracts, which is recorded in “Accounts payable and accrued expenses” in the consolidated balance sheets.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information on the effect of derivative instruments on the consolidated results of operations and AOCI for years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

							Gains (Losses)
	Gains (Losses)			Gains (Losses)			Reclassified From
	Recognized in Income			Recognized in AOCI			AOCI into Income
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Non-designated derivatives:
Forward currency exchange contracts(1)	$3,020	$4,525	$287	$—	$—	$—	$—	$—	$—
Total	$3,020	$4,525	$287	$—	$—	$—	$—	$—	$—

(1)	The gains (losses) on these derivatives substantially offset the (losses) gains on the hedged portion of the foreign intercompany balances.

15. Related Party Transactions

A current officer of the Company has an ongoing ownership interest in the small business from which the Company acquired certain assets and assumed certain liabilities in June 2015 (see Note 3 for additional information). In the normal course of business, the Company attains certain customer relationships from the small business by entering into transactions with the customers to obtain additional RPA financing. In these transactions, the Company satisfies the customer’s existing RPA balance with the small business which terminates such customer’s responsibilities to the small business. During the years ended December 31, 2016 and 2015, the Company paid $0.4 million and $7.7 million, respectively, to the small business to satisfy customers’ existing RPA balances. Pursuant to the acquisition, a subsidiary of the Company issued a promissory note to the small business in the amount of $3.0 million (the “Promissory Note”) and granted the company an opportunity to earn certain contingent purchase consideration (see Note 3 for additional information), both of which are guaranteed by the Company. The Promissory Note accrues interest at a rate of 4.0% per annum and will mature on June 23, 2018. The Company incurred interest expense related to the Promissory Note of $0.1 million in each of the years ended December 31, 2016 and 2015. In addition, as a condition precedent to the acquisition, a subsidiary of the Company executed a Transition Services Agreement with the small business from which the Company acquired certain assets whereby it agreed to provide certain transition services to the business for three years following the acquisition. During the year ended December 31, 2016 and 2015, the Company was paid $34 thousand and $0.1 million, respectively, for such services. The subsidiary of the Company also entered into a short-term employee leasing agreement whereby it leased employees at cost from the small business until such employees could be formally hired, under which the Company paid a total of $0.2 million during the year ended December 31, 2015; no additional payments will be made under this agreement.

Prior to the Spin-off, Cash America provided certain corporate service functions, such as executive oversight, insurance and risk management, government relations, internal audit, treasury, licensing, and to a limited extent finance, accounting, tax, legal, human resources, compensation and benefits, compliance and support for certain information systems related to financial reporting. The costs of such services were allocated to the Company based on the Company’s share of Cash America’s corporate services expenses incurred for the consolidated entity. Actual corporate services costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. The Company believes that the expenses in these financial statements were reported on a basis that fairly represents the utilization of the services provided. These financial statements do not necessarily reflect the financial position or results of operations that would have existed if the Company had been operated as a stand-alone entity during the periods covered and may not be indicative of future results of operations and financial position. General and administrative expenses include allocations by Cash America of $9.1 million for the year ended December 31, 2014.

The Company also paid $46.0 million for the year ended December 31, 2014 to Cash America for its share of income taxes as though the Company had been taxed separately from Cash America and had prepared separate tax returns.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to the Spin-off, the Company paid Cash America compensation for loans made to or arranged for customers who were referred from Cash America. The Company paid $1.2 million for the year ended December 31, 2014, pursuant to this arrangement. In addition, the Company administered the consumer loan underwriting model utilized by Cash America’s Retail Services Division in exchange for the reimbursement of the Company’s direct third-party costs incurred in providing the service. The Company received $0.6 million for the year ended December 31, 2014 pursuant to this arrangement. The Company and Cash America entered into a new agreement in conjunction with the Spin-off for the Company to continue providing this service. The Company received $1.0 and $1.2 million for the years ended December 31, 2016 and 2015, respectively pursuant to this new agreement.

Prior to the issuance of the Senior Notes on May 30, 2014, all payments the Company owed Cash America, offset by any credits or fees Cash America owed the Company in connection with the transactions above, were made through the Affiliate Line of Credit agreement. Since May 30, 2014, amounts due to Cash America have been settled a month in arrears. The balance due from Cash America of $0.1 million as of each of December 31, 2016 and 2015 is included in “Other receivables and prepaid expenses” in the consolidated balance.

On December 8, 2016, Cash America completed the sale of its entire holding in the Company and no longer has any ownership interest in the Company.

16.	Variable Interest Entities

As part of the Company’s overall funding strategy and as part of its efforts to support its liquidity from sources other than its traditional capital market sources, the Company has established a securitization program through the 2016-1 and 2016-2 Securitization Facilities. The Company transferred certain consumer loan receivables to wholly owned, bankruptcy-remote special purpose subsidiaries (VIEs), which issue term notes backed by the underlying consumer loan receivables and are serviced by another wholly owned subsidiary.

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

	December 31,
	2016	2015
Assets
Restricted cash and cash equivalents	$19,468	$—
Loans and finance receivables, net	216,766	—
Other receivables and prepaid expenses	3	—
Other assets	2,459	—
Total assets	$238,696	$—
Liabilities
Accounts payable and accrued expenses	$1,350	$—
Long-term debt	163,550	—
Total liabilities	$164,900	$—

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Supplemental Disclosures of Cash Flow Information

The following table sets forth certain cash and non-cash activities for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash paid during the year for:
Interest	$59,609	$49,390	$24,807
Income taxes paid	19,213	40,759	46,353
Non-cash investing and financing activities:
Loans and finance receivables renewed	$310,425	$253,279	$290,956
Liabilities assumed in acquisitions	—	8,658	—
Affiliate interest expense	—	—	7,629

18. Operating Segment Information

The Company provides online financial services to non-prime credit consumers and small businesses in the United States, United Kingdom, and Brazil and has one reportable segment, which is composed of the Company’s domestic and international operations and corporate services. The Company has aggregated all components of its business into a single operating segment based on the similarities of the economic characteristics, the nature of the products and services, the nature of the production and distribution methods, the type of customer and the nature of the regulatory environment.

During 2016, the Company changed the presentation of its operational information to report shared corporate services separately from its domestic and international operations. Corporate services expenses, which were previously allocated between domestic and international based on revenue, are included under the “Corporate Services” heading in the following tables. For comparison purposes, income (loss) from operations and depreciation and amortization expenses for the prior period have been conformed to the current presentation. Corporate Services primarily includes personnel, occupancy and other operating expenses for shared functions, such as executive management, technology, analytics, business development, legal and licensing, compliance, risk management, internal audit, human resources, payroll, treasury, finance, accounting, and tax. Corporate Services assets primarily include: corporate property and equipment, nonqualified savings plan assets, marketable securities, restricted cash and prepaid expenses.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present information on the Company’s domestic and international operations as of and for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands).

	Year Ended December 31,
	2016	2015	2014
Revenue
Domestic	$622,991	$510,242	$474,715
International	122,578	142,358	335,122
Total revenue	$745,569	$652,600	$809,837

Income from operations
Domestic	$204,084	$183,582	$177,435
International	19,787	42,787	144,487
Corporate services	(102,394)	(101,982)	(106,914)
Total income from operations	$121,477	$124,387	$215,008

Depreciation and amortization
Domestic	$6,005	$7,920	$8,706
International	2,167	2,254	2,448
Corporate services	7,392	8,214	7,578
Total depreciation and amortization	$15,564	$18,388	$18,732

Expenditures for property and equipment
Domestic	$6,955	$6,268	$7,398
International	3,158	3,797	870
Corporate services	4,283	22,176	5,016
Total expenditures for property and equipment	$14,396	$32,241	$13,284

	December 31,
	2016	2015
Property and equipment, net
Domestic	$19,734	$15,410
International	5,410	6,193
Corporate services	21,956	26,452
Total property and equipment, net	$47,100	$48,055

Assets
Domestic	$823,390	$681,050
International	96,606	103,470
Corporate services	57,883	56,017
Total assets	$977,879	$840,537

Geographic Information

The following table presents the Company’s revenue by geographic region for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue
United States	$622,991	$510,242	$474,715
United Kingdom	103,478	129,703	325,014
Other international countries	19,100	12,655	10,108
Total revenue	$745,569	$652,600	$809,837

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $47.1 million and $48.1 million at December 31, 2016 and 2015, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

19. Fair Value Measurements

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

During the years ended December 31, 2016 and 2015, there were no transfers of assets or liabilities in or out of Level 1, Level 2 or Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period values.

The Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2016 and 2015 are as follows (dollars in thousands):

	December 31,	Fair Value Measurements Using
	2016	Level 1	Level 2	Level 3
Financial assets (liabilities)
Nonqualified savings plan assets(1)	1,590	1,590	—	—
Contingent consideration	(2,358)	—	—	(2,358)
Total	$(768)	$1,590	$—	$(2,358)

	December 31,	Fair Value Measurements Using
	2015	Level 1	Level 2	Level 3
Financial assets (liabilities)
Forward currency exchange contracts	$151	$—	$151	$—
Nonqualified savings plan assets(1)	1,075	1,075	—	—
Contingent consideration	(5,658)	—	—	(5,658)
Total	$(4,432)	$1,075	$151	$(5,658)

(1)	The non-qualified savings plan assets have an offsetting liability of a greater amount, which is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the fair value of the contingent consideration, which is a Level 3 liability measured at fair value on a recurring basis, are summarized in the table below for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Contingent consideration	Total
Balance at December 31, 2014	$—	$—
Issuance of contingent consideration (see Note 3)	5,658	5,658
Balance at December 31, 2015	$5,658	$5,658
Remeasurement of contingent consideration (see Note 3)	(3,300)	(3,300)
Balance at December 31, 2016	$2,358	$2,358

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a nonrecurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At December 31, 2016 and 2015, there were no assets or liabilities recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of December 31, 2016 and 2015 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	December 31,	Fair Value Measurements Using
	2016	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$39,934	$39,934	$—	$—
Short-term loans and line of credit accounts, net (1)	162,824	—	—	162,824
Installment loans and RPAs, net (1)	398,726	—	—	430,895
Restricted cash	26,306	26,306	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$634,493	$66,240	$—	$600,422
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,996	$—	$—	$1,996
Promissory note	3,000	—	—	3,111
Securitization Notes	165,419	—	168,216	—
Senior Notes	495,622	—	495,940	—
Total	$666,037	$—	$664,156	$5,107

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,	Fair Value Measurements Using
	2015	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$42,066	$42,066	$—	$—
Short-term loans and line of credit accounts, net (1)	129,269	—	—	129,269
Installment loans and RPAs, net (1)	305,364	—	—	283,700
Restricted cash	7,379	7,379	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$490,781	$49,445	$—	$419,672
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,756	$—	$—	$1,756
Promissory note	3,000	—	—	2,984
Credit agreement borrowings	58,400	—	—	58,400
Senior Notes	494,867	—	374,500	—
Total	$558,023	$—	$374,500	$63,140

(1)	Short-term loans, line of credit accounts and installment loans and RPAs are included in “Loans and finance receivables, net” in the consolidated balance sheets.
(2)	Investment in unconsolidated investee is included in “Other assets” in the consolidated balance sheets.
(3)	See Note 2 for additional information related to the investment in unconsolidated investee.

Cash and cash equivalents and restricted cash bear interest at market rates and have maturities of less than 90 days. The carrying amount of restricted cash and cash equivalents approximates fair value.

Short-term loans, line of credit accounts, installment loans and RPAs are carried in the consolidated balance sheet net of the allowance for estimated losses, which is calculated by applying historical loss rates combined with recent default trends to the gross receivable balance. Short-term loans and line of credit accounts have relatively short maturity periods that are generally 12 months or less. The unobservable inputs used to calculate the fair value of these receivables include historical loss rates, recent default trends and estimated remaining loan term; therefore, the carrying value approximates the fair value. The fair value of installment loans and RPAs is estimated using discounted cash flow analyses, which consider interest rates on loans and discounts offered for receivables with similar terms to customers with similar credit quality, the timing of expected payments, estimated customer default rates and/or valuations of comparable portfolios. As of December 31, 2016, the fair value of the Company’s installment loans and RPAs was greater than the carrying value of these loans and finance receivables, and as of December 31, 2015, the fair value of the Company’s installment loans and RPAs was lower than the carrying value of these loans and finance receivables. This variance is a result of a change in the valuation technique used for certain portions of the installment loan and RPA portfolio. Unsecured installment loans typically have terms between two and 60 months. RPAs typically have estimated delivery terms between six and 18 months.

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans the Company arranges for consumers on the third-party lenders’ behalf and is required to purchase any defaulted loans it has guaranteed. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company was $2.0 million and $1.7 million as of December 31, 2016 and 2015, respectively. The Company measures the fair value of its liability for third-party lender-owned consumer loans under Level 3 inputs. The fair value of these liabilities is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value of these liabilities approximates the fair value.

The Company measures the fair value of the Promissory Note using Level 3 inputs. The fair value of the Promissory Note is estimated using a discounted cash flow analysis. As of December 31, 2016, the Promissory Note had a higher fair value than the carrying value. As of December 31, 2015, the Promissory Note had a lower fair value than the carrying value.

The Company measures the fair value of its Securitization Notes using Level 2 inputs. The fair value of the Company’s Securitization Notes is estimated based on quoted prices in markets that are not active. As of December 31, 2016, the Company’s Securitization Notes had a higher fair value than the carrying value.

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

The Company measures the fair value of its Senior Notes using Level 2 inputs. The fair value of the Senior Notes is estimated based on quoted prices in markets that are not active. As of December 31, 2016, the Company’s Senior Notes had a higher fair value than the carrying value based on the price of the last trade of the Senior Notes. As of December 31, 2015, the Company’s Senior Notes had a lower fair value than the carrying value.

The Company measures the fair value of its investment in unconsolidated investee using Level 3 inputs. Because the unconsolidated investee is a private company and financial information is limited, the Company estimates the fair value based on the best available information at the measurement date. As of December 31, 2016 the Company estimated the fair value of its investment to be approximately equal to the book value.

20. Condensed Consolidating Financial Statements

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

The condensed consolidating financial statements reflect the investments in subsidiaries of the Company using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Condensed consolidating financial statements of Enova International, Inc. (the “Parent”), its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of December 31, 2016 and 2015 and for the year ended December 31, 2016 and 2015 are shown on the following pages.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2016

(dollars in thousand)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$36,057	$3,877	$—	$39,934
Restricted cash	—	6,838	19,468	—	26,306
Loans and finance receivables, net	—	335,161	226,390	—	561,550
Income taxes receivable	—	—	—	—	—
Other receivables and prepaid expenses	127	19,095	302	—	19,524
Property and equipment, net	—	46,507	593	—	47,100
Goodwill	—	267,010	—	—	267,010
Intangible assets, net	—	5,400	4	—	5,404
Investment in subsidiaries	294,647	25,131	—	(319,778)	—
Intercompany receivable	363,941	—	—	(363,941)	—
Other assets	597	7,995	2,459	—	11,051
Total assets	$659,312	$749,194	$253,093	$(683,719)	$977,879
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$4,310	$65,714	$1,647	$—	$71,671
Intercompany payables	—	295,764	68,179	(363,943)	—
Income taxes currently payable	(72,704)	73,006	(20)	—	282
Deferred tax liabilities, net	(354)	15,156	(486)	—	14,316
Long-term debt	486,361	—	163,550	—	649,911
Total liabilities	417,613	449,640	232,870	(363,943)	736,180
Commitments and contingencies
Stockholders' equity	241,699	299,554	20,223	(319,777)	241,699
Total liabilities and stockholders' equity	$659,312	$749,194	$253,093	$(683,720)	$977,879

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2016

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$653,517	$95,646	$(3,594)	$745,569
Cost of Revenue	—	260,996	66,970	—	327,966
Gross Profit	—	392,521	28,676	(3,594)	417,603
Expenses
Marketing	—	95,972	1,432	—	97,404
Operations and technology	—	80,999	4,203	—	85,202
General and administrative	315	95,840	5,395	(3,594)	97,956
Depreciation and amortization	—	15,464	100	—	15,564
Total Expenses	315	288,275	11,130	(3,594)	296,126
Income (Loss) from Operations	(315)	104,246	17,546	—	121,477
Interest expense, net	(53,512)	562	(12,653)	—	(65,603)
Foreign currency transaction gain	1,569	(7)	—	—	1,562
Income (Loss) before Income Taxes and Equity in Net Earnings of Subsidiaries	(52,258)	104,801	4,893	—	57,436
Provision for income taxes	(20,776)	41,665	1,945	—	22,834
Income (loss) before Equity in Net Earnings of Subsidiaries	(31,482)	63,136	2,948	—	34,602
Net earnings of subsidiaries	66,084	2,948	—	(69,032)	—
Net Income (Loss)	$34,602	$66,084	$2,948	$(69,032)	$34,602
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain	(6,956)	(8,269)	1,331	6,938	(6,956)
Total other comprehensive (loss) gain, net of tax	(6,956)	(8,269)	1,331	6,938	(6,956)
Comprehensive Income (Loss)	$27,646	$57,815	$4,279	$(62,094)	$27,646

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2016

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities	$59,337	$296,876	$37,859	$(699)	$393,373
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	—	(1,293,273)	(14,924)	—	(1,308,197)
Securitized loans transferred	—	359,000	(359,000)	—	—
Loans and finance receivables repaid	—	669,088	188,960	—	858,048
Change in restricted cash	—	(658)	(19,468)	—	(20,126)
Purchases of property and equipment	—	(14,007)	(389)	—	(14,396)
Capital contributions to subsidiaries	—	(10,255)	—	10,255	—
Other investing activities	—	95	—	—	95
Net cash used in investing activities	—	(290,010)	(204,821)	10,255	(484,576)
Cash Flows from Financing Activities
Payments for (proceeds from) member's equity	—	(699)	10,255	(9,556)	—
Debt issuance costs paid	(500)	—	(6,202)	—	(6,702)
Treasury shares purchased	(437)	—	—	—	(437)
Repayments under revolving line of credit, net	(58,400)	—	—	—	(58,400)
Borrowings under securitization facility	—	—	280,075	—	280,075
Repayments under securitization facility	—	—	(114,656)	—	(114,656)
Net cash provided by (used in) financing activities	(59,337)	(699)	169,472	(9,556)	99,880
Effect of exchange rates on cash	—	(11,037)	228	—	(10,809)
Net decrease in cash and cash equivalents	—	(4,870)	2,738	—	(2,132)
Cash and cash equivalents at beginning of year	—	40,927	1,139	—	42,066
Cash and cash equivalents at end of period	$—	$36,057	$3,877	$—	$39,934

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

21. Quarterly Financial Data (Unaudited)

The Company’s operations are subject to seasonal fluctuations. Demand has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to customers’ receipt of income tax refunds in the United States. Typically, the Company’s cost of revenue, which represents its loan loss provision, is lowest as a percentage of revenue in the first quarter of each year. The following is a summary of the quarterly results of operations for the years ended December 31, 2016 and 2015 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2016
Total Revenue	$174,653	$172,535	$195,943	$202,438
Cost of Revenue	69,577	65,453	95,391	97,545
Gross Profit	$105,076	$107,082	$100,552	$104,893
Net Income	$9,863	$8,188	$7,837	$8,714
Diluted earnings per share	$0.30	$0.25	$0.23	$0.26
Diluted weighted average common shares (1)	33,187	33,335	33,558	33,767
2015
Total Revenue	$165,676	$146,280	$165,227	$175,417
Cost of Revenue	38,570	41,536	65,614	71,138
Gross Profit	$127,106	$104,744	$99,613	$104,279
Net Income	$24,530	$10,864	$4,417	$4,181
Diluted earnings per share	$0.74	$0.33	$0.13	$0.13
Diluted weighted average common shares (1)	33,008	33,015	33,022	33,061

(1)	See Note 2 for Basis of Presentation.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Subsequent Events

Subsequent events have been reviewed through the date these financial statements were available to be issued.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework” (2013), management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company plans to file its Proxy Statement for the 2017 Annual Meeting of Stockholders, or the Proxy Statement, within 120 days after December 31, 2016. Information required by this Item 10 relating to our directors and nominees is included under the captions “Proposal 1: Proposal to Elect Directors—Directors to be Elected by our Stockholders” and “Stockholder Proposals and Communications with our Board—Director Nominations” of our Proxy Statement and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth information, as of December 31, 2016, with respect to shares of common stock of the Company that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,946,113	$9.69	3,171,604
Equity compensation plans not approved by security holders	—	—	—
Total	2,946,113	$9.69	3,171,604

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements are filed in Item 8 of Part II of this report:

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	2.1	11/19/2014

3.1	Enova International, Inc. Amended and Restated Certificate of Incorporation	8-K	001-35503	3.1	11/19/2014

3.2	Enova International, Inc. Amended and Restated Bylaws	8-K	001-35503	3.2	11/19/2014

4.1	Specimen common stock certificate	10-12B	001-35503	4.1	10/2/2014

4.2	Stockholder’s and Registration Rights Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.3	11/19/2014

4.3	Indenture, dated May 30, 2014, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., as guarantors, and U.S. Bank National Association, as trustee	10-12B	001-35503	4.3	7/31/2014

4.4	First Supplemental Indenture, dated as of October 1, 2014, between Enova International, Inc., NC Financial Solutions of Louisiana, LLC, NC Financial Solutions of Montana, LLC, and NC Financial Solutions of Rhode Island, LLC, each, as subsidiary guarantor, and U.S. Bank National Association, as trustee	10-12B	001-35503	4.4	10/2/2014

4.5	Second Supplemental Indenture, dated February 13, 2015, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., as guarantors, and U.S. Bank National Association, as trustee	10-Q	001-35503	10.1	5/8/2015

4.6	Third Supplemental Indenture, dated November 10, 2015, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., as guarantors, and U.S. Bank National Association, as trustee	10-K	001-35503	4.6	3/7/2016

4.7	Trustee Agreement, dated October 20, 2016, by and among Enova International, Inc., U.S. Bank National Association, Computershare Trust Company, N.A., and Computershare Trust Company of Canada					X

4.8	Indenture, dated January 15, 2016, by and between EFR 2016-1, LLC and Bankers Trust Company, as trustee(3)	10-Q/A	001-35503	10.1	6/13/2016

4.9	First Omnibus Amendment, dated July 26, 2016, by and among Enova International, Inc., Enova Finance 5, LLC, NetCredit Loan Services, LLC, EFR 2016-1, LLC, Bankers Trust Company, in its capacity as indenture trustee and securities intermediary, First Associates Loan Servicing LLC, Jefferies Funding LLC, WF 18, LLC and Drawbridge Special Opportunities Fund LP(3)	10-Q	001-35503	10.1	11/2/2016

4.10	Second Omnibus Amendment, dated September 12, 2016, by and among Enova International, Inc., Enova Finance 5, LLC, EFR 2016-1, LLC and Bankers Trust Company(3)	10-Q	001-35503	10.3	11/2/2016

4.11

Third Amendment and Limited Waiver to Indenture, dated October 20, 2016, by and among Enova International, Inc., certain purchasers, Jefferies Funding LLC, as administrative agent, and Bankers Trust Company, as indenture trustee and securities intermediary(4)

						X

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.12

Fourth Amendment to Indenture, dated November 14, 2016, by and among Enova International, Inc., certain purchasers, Jefferies Funding LLC, as administrative agent, and Bankers Trust Company, as indenture trustee and securities intermediary(4)

						X

4.13

Fifth Amendment to Indenture, dated December 14, 2016, by and among Enova International, Inc., certain purchasers, Jefferies Funding LLC, as administrative agent, and Bankers Trust Company, as indenture trustee and securities intermediary(4)

						X

10.1	Tax Matters Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.1	11/19/2014

10.2	Enova International, Inc. 2014 Long-Term Incentive Plan*	10-Q	001-35503	10.1	11/14/2014

10.3	Enova International, Inc. First Amended and Restated 2014 Long-Term Incentive Plan*	DEF 14A	001-35503	Appendix A	4/7/2016

10.4	Enova International, Inc. Senior Executive Bonus Plan*	DEF 14A	001-35503	Appendix B	4/7/2016

10.5	Enova International, Inc. Supplemental Executive Retirement Plan*	10-12B	001-35503	10.5	7/31/2014

10.6	Enova International, Inc. Nonqualified Savings Plan*	10-12B	001-35503	10.6	7/31/2014

10.7	Continued Employment and Separation Agreement between Enova Financial Holdings, LLC, a subsidiary of the Company, and Timothy S. Ho dated January 29, 2013*	10-12B	001-35503	10.7	7/31/2014

10.8	Form of Enova International, Inc. Severance Pay Plan for Executives*	10-12B	001-35503	10.12	10/2/2014

10.9	Form of Enova International, Inc. Senior Executive Bonus Plan*	10-12B	001-35503	10.13	10/2/2014

10.10	Summary of 2014 Terms and Conditions of the Enova International, Inc. Short-Term Incentive Plan*	10-12B	001-35503	10.14	10/2/2014

10.11	Enova International, Inc. Executive Change-in-Control Severance and Restrictive Covenant Agreement for Chief Executive Officer*	8-K	001-35503	10.2	11/19/2014

10.12	Form of Enova International, Inc. Executive Change-in-Control Severance and Restrictive Covenant Agreement for Executive Officers*	8-K	001-35503	10.1	11/19/2014

10.13	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Restricted Stock Units for Directors*	10-12B	001-35503	10.17	10/17/2014

10.14	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units (for Officers)*	10-12B	001-35503	10.18	10/17/2014

10.15	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right (for Officers) *	10-12B	001-35503	10.19	10/17/2014

10.16	Cash America International, Inc. 1994 Long-Term Incentive Plan*	10-K	001-09733	10.5	3/29/1995

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.17	Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended (the “CSH LTIP”)*	8-K	001-09733	10.1	4/28/2009

10.18	Amendment to the CSH LTIP dated May 18, 2011*	10-12B	001-09733	10.2	7/22/2011

10.19	Second Amendment to the CSH LTIP dated May 24, 2012*	10-12B	001-09733	10.2	7/27/2012

10.20	Cash America International, Inc. 2014 Long-Term Incentive Plan*	DEF 14A	001-09733	Appendix A	4/11/2014

10.21	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units*	10-Q	001-35503	10.2	8/11/2015

10.22	Form of Enova International, Inc. First Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units*	10-Q	001-35503	10.2	8/4/2016

10.23	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right*	10-Q	001-35503	10.3	8/11/2015

10.24	Offer letter dated September 29, 2015 between Enova Financial Holdings, LLC and Gregory Zeeman*	10-Q	001-35503	10.1	11/12/2015

10.25	Offer letter dated May 19, 2016 between Enova Financial Holdings, LLC and Steven Cunningham*	10-Q	001-35503	10.1	8/4/2016

10.26	Registration Rights Agreement, dated May 30, 2014, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., and Jefferies LLC	10-12B	001-35503	10.9	7/31/2014

10.27	Credit Agreement, dated as of May 14, 2014, by and among Enova International, Inc., as borrower, the U.S. subsidiaries of Enova International, Inc., as guarantors, Jefferies Finance LLC, as administrative agent, and Jefferies Group LLC, as lender	10-12B	001-35503	10.10	7/31/2014

10.28	Amendment to Credit Agreement, dated March 25, 2015, by and among Enova International, Inc., the Guarantors, the Required Lenders and Jefferies Finance LLC, as administrative agent for the Lenders	S-4	333-203005	10.9	3/25/2015

10.29	Second Amendment to Credit Agreement dated as of November 5, 2015 among the Company, the Guarantors, the Required Lenders and Jefferies Finance LLC	10-Q	001-35503	10.2	11/12/2015

10.30	Amendment No. 3 and Revolving Commitment Increase, dated December 29, 2015, by and among Enova International, Inc., the Guarantors, the Lender and Jefferies Finance LLC	10-K	001-35503	10.25	3/7/2016

10.31	Amendment to Credit Agreement, dated June 30, 2016, by and among Enova International, Inc., the Guarantors, the Required Lenders and Jefferies Finance LLC, as administrative agent for the Lenders	8-K	001-35503	10.1	7/7/2016

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.32	Amendment to Credit Agreement, dated September 30, 2016, by and among Enova International, Inc., the Guarantors, the Required Lenders and Jefferies Finance LLC, as administrative agent for the Lenders	10-Q	001-35503	10.4	11/2/2016

10.33	Note Purchase Agreement, dated January 15, 2016, by and among Enova Lending Services, LLC, EFR 2016-1, LLC, Jefferies Funding LLC, other noteholders party thereto and from time to time party thereto(3)	10-Q/A	001-35503	10.2	6/13/2016

10.34	Receivables Purchase Agreement, dated January 15, 2016, between Enova Finance 5, LLC and the Company(3)	10-Q	001-35503	10.3	5/6/2016

10.35	Amendment Number 1 to Receivables Purchase Agreement, dated August 17, 2016, by and between Enova International, Inc. and Enova Finance 5, LLC(3)	10-Q	001-35503	10.2	11/2/2016

10.36	Director Appointment Agreement, dated March 30, 2016, by and among the Company, SAF Capital Management LLC and certain of its affiliates	8-K	001-35503	10.1	3/31/2016

10.37	Loan and Security Agreement, dated December 1, 2016, by and between Redpoint Capital Asset Funding, LLC and EFR 2016-2, LLC					X

10.38	Sale Agreement, dated December 1, 2016, by and between Enova International, Inc. and EFR 2016-2, LLC					X

10.39	Lease Agreement, dated July 25, 2014, between 175 Jackson L.L.C. and Enova International, Inc.	10-12B	001-35503	10.11	10/22/2014

21.1	Subsidiaries of Enova International, Inc.					X

23.1	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document(1)					X(2)

101.SCH	XBRL Taxonomy Extension Schema Document(1)					X(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)					X(2)

101.LAB	XBRL Taxonomy Label Linkbase Document(1)					X(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)					X(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)					X(2)

*	Indicates management contract or compensatory plan, contract or arrangement.

(1)

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014; (iv) Consolidated Statements of Equity at December 31, 2016, December 31, 2015 and December 31, 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 31, 2015 and December 31, 2014; and (vi) Notes to Consolidated Financial Statements.

(2)	Submitted electronically herewith.
(3)	Portions of this document have been omitted pursuant to a confidential treatment request approved by the Securities and Exchange Commission.
(4)	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENOVA INTERNATIONAL, INC.

Date: February 24, 2017	By:	/s/ DAVID A. FISHER
David A Fisher
Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID A. FISHER	Chairman of the Board of Directors,	February 24, 2017
David A. Fisher	Chief Executive Officer, President and Director
(Principal Executive Officer)

/s/ STEVEN E. CUNNINGHAM	Executive Vice President,	February 24, 2017
Steven E. Cunningham	Chief Financial Officer (Principal Financial and
Accounting Officer)

/s/ ELLEN CARNAHAN	Director	February 24, 2017
Ellen Carnahan

/s/ DANIEL R. FEEHAN	Director	February 24, 2017
Daniel R. Feehan

/s/ WILLIAM M. GOODYEAR	Director	February 24, 2017
William M. Goodyear

/s/ JAMES A. GRAY	Director	February 24, 2017
James A. Gray

/s/ DAVID C. HABIGER	Director	February 24, 2017
David C. Habiger

/s/ GREGG A. KAPLAN	Director	February 24, 2017
Gregg A. Kaplan

/s/ MARK MCGOWAN	Director	February 24, 2017
Mark McGowan

/s/ MARK A. TEBBE	Director	February 24, 2017
Mark A. Tebbe

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	2.1	11/19/2014

3.1	Enova International, Inc. Amended and Restated Certificate of Incorporation	8-K	001-35503	3.1	11/19/2014

3.2	Enova International, Inc. Amended and Restated Bylaws	8-K	001-35503	3.2	11/19/2014

4.1	Specimen common stock certificate	10-12B	001-35503	4.1	10/2/2014

4.2	Stockholder’s and Registration Rights Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.3	11/19/2014

4.3	Indenture, dated May 30, 2014, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., as guarantors, and U.S. Bank National Association, as trustee	10-12B	001-35503	4.3	7/31/2014

4.4	First Supplemental Indenture, dated as of October 1, 2014, between Enova International, Inc., NC Financial Solutions of Louisiana, LLC, NC Financial Solutions of Montana, LLC, and NC Financial Solutions of Rhode Island, LLC, each, as subsidiary guarantor, and U.S. Bank National Association, as trustee	10-12B	001-35503	4.4	10/2/2014

4.5	Second Supplemental Indenture, dated February 13, 2015, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., as guarantors, and U.S. Bank National Association, as trustee	10-Q	001-35503	10.1	5/8/2015

4.6	Third Supplemental Indenture, dated November 10, 2015, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., as guarantors, and U.S. Bank National Association, as trustee	10-K	001-35503	4.6	3/7/2016

4.7	Trustee Agreement, dated October 20, 2016, by and among Enova International, Inc., U.S. Bank National Association, Computershare Trust Company, N.A., and Computershare Trust Company of Canada					X

4.8	Indenture, dated January 15, 2016, by and between EFR 2016-1, LLC and Bankers Trust Company, as trustee(3)	10-Q/A	001-35503	10.1	6/13/2016

4.9	First Omnibus Amendment, dated July 26, 2016, by and among Enova International, Inc., Enova Finance 5, LLC, NetCredit Loan Services, LLC, EFR 2016-1, LLC, Bankers Trust Company, in its capacity as indenture trustee and securities intermediary, First Associates Loan Servicing LLC, Jefferies Funding LLC, WF 18, LLC and Drawbridge Special Opportunities Fund LP(3)	10-Q	001-35503	10.1	11/2/2016

4.10	Second Omnibus Amendment, dated September 12, 2016, by and among Enova International, Inc., Enova Finance 5, LLC, EFR 2016-1, LLC and Bankers Trust Company(3)	10-Q	001-35503	10.3	11/2/2016

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.11

Third Amendment and Limited Waiver to Indenture, dated October 20, 2016, by and among Enova International, Inc., certain purchasers, Jefferies Funding LLC, as administrative agent, and Bankers Trust Company, as indenture trustee and securities intermediary(4)

						X

4.12

Fourth Amendment to Indenture, dated November 14, 2016, by and among Enova International, Inc., certain purchasers, Jefferies Funding LLC, as administrative agent, and Bankers Trust Company, as indenture trustee and securities intermediary(4)

						X

4.13

Fifth Amendment to Indenture, dated December 14, 2016, by and among Enova International, Inc., certain purchasers, Jefferies Funding LLC, as administrative agent, and Bankers Trust Company, as indenture trustee and securities intermediary(4)

						X

10.1	Tax Matters Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.1	11/19/2014

10.2	Enova International, Inc. 2014 Long-Term Incentive Plan*	10-Q	001-35503	10.1	11/14/2014

10.3	Enova International, Inc. First Amended and Restated 2014 Long-Term Incentive Plan*	DEF 14A	001-35503	Appendix A	4/7/2016

10.4	Enova International, Inc. Senior Executive Bonus Plan*	DEF 14A	001-35503	Appendix B	4/7/2016

10.5	Enova International, Inc. Supplemental Executive Retirement Plan*	10-12B	001-35503	10.5	7/31/2014

10.6	Enova International, Inc. Nonqualified Savings Plan*	10-12B	001-35503	10.6	7/31/2014

10.7	Continued Employment and Separation Agreement between Enova Financial Holdings, LLC, a subsidiary of the Company, and Timothy S. Ho dated January 29, 2013*	10-12B	001-35503	10.7	7/31/2014

10.8	Form of Enova International, Inc. Severance Pay Plan for Executives*	10-12B	001-35503	10.12	10/2/2014

10.9	Form of Enova International, Inc. Senior Executive Bonus Plan*	10-12B	001-35503	10.13	10/2/2014

10.10	Summary of 2014 Terms and Conditions of the Enova International, Inc. Short-Term Incentive Plan*	10-12B	001-35503	10.14	10/2/2014

10.11	Enova International, Inc. Executive Change-in-Control Severance and Restrictive Covenant Agreement for Chief Executive Officer*	8-K	001-35503	10.2	11/19/2014

10.12	Form of Enova International, Inc. Executive Change-in-Control Severance and Restrictive Covenant Agreement for Executive Officers*	8-K	001-35503	10.1	11/19/2014

10.13	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Restricted Stock Units for Directors*	10-12B	001-35503	10.17	10/17/2014

10.14	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units (for Officers)*	10-12B	001-35503	10.18	10/17/2014

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right (for Officers) *	10-12B	001-35503	10.19	10/17/2014

10.16	Cash America International, Inc. 1994 Long-Term Incentive Plan*	10-K	001-09733	10.5	3/29/1995

10.17	Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended (the “CSH LTIP”)*	8-K	001-09733	10.1	4/28/2009

10.18	Amendment to the CSH LTIP dated May 18, 2011*	10-12B	001-09733	10.2	7/22/2011

10.19	Second Amendment to the CSH LTIP dated May 24, 2012*	10-12B	001-09733	10.2	7/27/2012

10.20	Cash America International, Inc. 2014 Long-Term Incentive Plan*	DEF 14A	001-09733	Appendix A	4/11/2014

10.21	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units*	10-Q	001-35503	10.2	8/11/2015

10.22	Form of Enova International, Inc. First Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units*	10-Q	001-35503	10.2	8/4/2016

10.23	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right*	10-Q	001-35503	10.3	8/11/2015

10.24	Offer letter dated September 29, 2015 between Enova Financial Holdings, LLC and Gregory Zeeman*	10-Q	001-35503	10.1	11/12/2015

10.25	Offer letter dated May 19, 2016 between Enova Financial Holdings, LLC and Steven Cunningham*	10-Q	001-35503	10.1	8/4/2016

10.26	Registration Rights Agreement, dated May 30, 2014, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., and Jefferies LLC	10-12B	001-35503	10.9	7/31/2014

10.27	Credit Agreement, dated as of May 14, 2014, by and among Enova International, Inc., as borrower, the U.S. subsidiaries of Enova International, Inc., as guarantors, Jefferies Finance LLC, as administrative agent, and Jefferies Group LLC, as lender	10-12B	001-35503	10.10	7/31/2014

10.28	Amendment to Credit Agreement, dated March 25, 2015, by and among Enova International, Inc., the Guarantors, the Required Lenders and Jefferies Finance LLC, as administrative agent for the Lenders	S-4	333-203005	10.9	3/25/2015

10.29	Second Amendment to Credit Agreement dated as of November 5, 2015 among the Company, the Guarantors, the Required Lenders and Jefferies Finance LLC	10-Q	001-35503	10.2	11/12/2015

10.30	Amendment No. 3 and Revolving Commitment Increase, dated December 29, 2015, by and among Enova International, Inc., the Guarantors, the Lender and Jefferies Finance LLC	10-K	001-35503	10.25	3/7/2016

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.31	Amendment to Credit Agreement, dated June 30, 2016, by and among Enova International, Inc., the Guarantors, the Required Lenders and Jefferies Finance LLC, as administrative agent for the Lenders	8-K	001-35503	10.1	7/7/2016

10.32	Amendment to Credit Agreement, dated September 30, 2016, by and among Enova International, Inc., the Guarantors, the Required Lenders and Jefferies Finance LLC, as administrative agent for the Lenders	10-Q	001-35503	10.4	11/2/2016

10.33	Note Purchase Agreement, dated January 15, 2016, by and among Enova Lending Services, LLC, EFR 2016-1, LLC, Jefferies Funding LLC, other noteholders party thereto and from time to time party thereto(3)	10-Q/A	001-35503	10.2	6/13/2016

10.34	Receivables Purchase Agreement, dated January 15, 2016, between Enova Finance 5, LLC and the Company(3)	10-Q	001-35503	10.3	5/6/2016

10.35	Amendment Number 1 to Receivables Purchase Agreement, dated August 17, 2016, by and between Enova International, Inc. and Enova Finance 5, LLC(3)	10-Q	001-35503	10.2	11/2/2016

10.36	Director Appointment Agreement, dated March 30, 2016, by and among the Company, SAF Capital Management LLC and certain of its affiliates	8-K	001-35503	10.1	3/31/2016

10.37	Loan and Security Agreement, dated December 1, 2016, by and between Redpoint Capital Asset Funding, LLC and EFR 2016-2, LLC					X

10.38	Sale Agreement, dated December 1, 2016, by and between Enova International, Inc. and EFR 2016-2, LLC					X

10.39	Lease Agreement, dated July 25, 2014, between 175 Jackson L.L.C. and Enova International, Inc.	10-12B	001-35503	10.11	10/22/2014

21.1	Subsidiaries of Enova International, Inc.					X

23.1	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document(1)					X(2)

101.SCH	XBRL Taxonomy Extension Schema Document(1)					X(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)					X(2)

101.LAB	XBRL Taxonomy Label Linkbase Document(1)					X(2)

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)					X(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)					X(2)

*	Indicates management contract or compensatory plan, contract or arrangement.

(1)

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014; (iv) Consolidated Statements of Equity at December 31, 2016, December 31, 2015 and December 31, 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 31, 2015 and December 31, 2014; and (vi) Notes to Consolidated Financial Statements.

(2)	Submitted electronically herewith.
(3)	Portions of this document have been omitted pursuant to a confidential treatment request approved by the Securities and Exchange Commission.
(4)	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.