Form 10-Q
period 2017-03-31
Enova International, Inc.
filed 2017-05-03
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

33,490,981 of the Registrant’s common shares, $.00001 par value, were outstanding as of May 1, 2017.

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

•	changes in our United Kingdom (“U.K.”) business practices in response to the requirements of the Financial Conduct Authority;
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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	March 31,		December 31,
	2017	2016	2016
Assets
Cash and cash equivalents	$97,030	$112,211	$39,934
Restricted cash and cash equivalents (includes restricted cash of consolidated VIEs of $17,815, $13,717 and $19,468 as of March 31, 2017 and 2016 and December 31, 2016, respectively)	25,610	20,908	26,306
Loans and finance receivables, net (includes loans of consolidated VIEs of $225,473, $150,427 and $234,497 and allowance for losses of $17,879, $12,172 and $17,731 as of March 31, 2017 and 2016 and December 31, 2016, respectively)	515,463	428,202	561,550
Income taxes receivable	3,004	7,436	—
Other receivables and prepaid expenses	18,059	18,810	19,524
Property and equipment, net	44,279	45,740	47,100
Goodwill	267,011	267,012	267,010
Intangible assets, net	5,136	6,221	5,404
Other assets	9,821	8,636	11,051
Total assets	$985,413	$915,176	$977,879
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$70,485	$74,278	$71,671
Income taxes currently payable	—	—	282
Deferred tax liabilities, net	25,338	28,879	14,316
Long-term debt (includes long-term debt of consolidated VIEs of $145,449, $113,913 and $165,419 and debt issuance costs of $1,419, $3,714 and $1,869, as of March 31, 2017 and 2016 and December 31, 2016, respectively)	631,117	594,414	649,911
Total liabilities	726,940	697,571	736,180
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 33,596,007, 33,196,625 and 33,364,525 shares issued and 33,488,159, 33,158,148 and 33,293,100 outstanding as of March 31, 2017 and 2016 and December 31, 2016, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	20,766	11,892	18,446
Retained earnings	249,307	210,716	235,455
Accumulated other comprehensive loss	(10,440)	(4,758)	(11,578)
Treasury stock, at cost (107,848, 38,477 and 71,425 shares as of March 31, 2017 and 2016 and December 31, 2016, respectively)	(1,160)	(245)	(624)
Total stockholders' equity	258,473	217,605	241,699
Total liabilities and stockholders' equity	$985,413	$915,176	$977,879

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$192,263	$174,653
Cost of Revenue	81,884	69,577
Gross Profit	110,379	105,076
Expenses
Marketing	19,583	21,181
Operations and technology	23,531	20,134
General and administrative	25,696	27,925
Depreciation and amortization	3,497	3,987
Total Expenses	72,307	73,227
Income from Operations	38,072	31,849
Interest expense, net	(17,222)	(15,915)
Foreign currency transaction gain	227	1,568
Income before Income Taxes	21,077	17,502
Provision for income taxes	7,225	7,639
Net Income	$13,852	$9,863
Earnings Per Share:
Earnings per common share:
Basic	$0.42	$0.30
Diluted	$0.41	$0.30
Weighted average common shares outstanding:
Basic	33,372	33,142
Diluted	34,036	33,187

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net Income	$13,852	$9,863
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)(1)	1,138	(136)
Total other comprehensive gain (loss), net of tax	1,138	(136)
Comprehensive Income	$14,990	$9,727

(1)	Net of tax (provision) benefit of $(643) and $77 for the three months ended March 31, 2017 and 2016, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2015	33,151	$—	$9,924	$200,853	$(4,622)	(29)	$(187)	$205,968
Stock-based compensation expense		—	1,968	—	—		—	1,968
Shares issued under stock-based plans	46	—	—	—	—		—	—
Net income		—	—	9,863	—		—	9,863
Foreign currency translation loss, net of tax		—	—	—	(136)		—	(136)
Purchases of treasury shares, at cost		—	—	—	—	(9)	(58)	(58)
Balance at March 31, 2016	33,197	$—	$11,892	$210,716	$(4,758)	(38)	$(245)	$217,605

Balance at December 31, 2016	33,365	$—	$18,446	$235,455	$(11,578)	(71)	$(624)	$241,699
Stock-based compensation expense		—	2,320	—	—		—	2,320
Shares issued under stock-based plans	231	—	—	—	—		—	—
Net income		—	—	13,852	—		—	13,852
Foreign currency translation gain, net of tax		—	—	—	1,138		—	1,138
Purchases of treasury shares, at cost		—	—	—	—	(37)	(536)	(536)
Balance at March 31, 2017	33,596	$—	$20,766	$249,307	$(10,440)	(108)	$(1,160)	$258,473

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities
Net Income	$13,852	$9,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,497	3,987
Amortization of deferred loan costs and debt discount	1,609	1,779
Cost of revenue	81,884	69,577
Stock-based compensation expense	2,320	1,968
Deferred income taxes, net	10,400	8,459
Other	—	(1,567)
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	9,418	(3,065)
Other receivables and prepaid expenses	1,203	3,274
Accounts payable and accrued expenses	(1,032)	6,250
Current income taxes payable	(3,286)	(1,933)
Net cash provided by operating activities	119,865	98,592
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(273,990)	(276,847)
Loans and finance receivables repaid	228,188	211,177
Change in restricted cash	1,651	(13,717)
Purchases of property and equipment	(2,156)	(2,230)
Other investing activities	1,517	58
Net cash used in investing activities	(44,790)	(81,559)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	—	10,000
Repayments under revolving line of credit	—	(68,400)
Borrowings under securitization facility	22,700	135,061
Repayments under securitization facility	(42,670)	(21,148)
Debt issuance costs paid	—	(3,271)
Treasury shares purchased	(536)	(58)
Net cash (used in) provided by financing activities	(20,506)	52,184
Effect of exchange rates on cash	2,527	928
Net increase in cash and cash equivalents	57,096	70,145
Cash and cash equivalents at beginning of year	39,934	42,066
Cash and cash equivalents at end of period	$97,030	$112,211

Supplemental Disclosures
Loans and finance receivables renewed	$68,183	$73,456

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

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

The financial statements presented as of March 31, 2017 and 2016 and for the three-month periods ended March 31, 2017 and 2016 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. Operating results for three-month period are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company operates an internet-based lending platform to serve customers in need of cash to fulfill their financial responsibilities. Through a network of direct and indirect marketing channels, the Company offers funds to its customers through a variety of unsecured loan and finance receivable products. The business is operated primarily through the internet to provide convenient, fully-automated financial solutions to its customers. The Company originates, arranges, guarantees or purchases consumer loans and provides financing to small businesses through a line of credit account or receivables purchase agreement product (“RPAs”). Consumer loans include short-term loans, line of credit accounts and installment loans. RPAs represent a right to receive future receivables from a small business. “Loans and finance receivables” include consumer loans, small business lines of credit and RPAs.

These financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 and related notes, which are included on Form 10-K filed with the SEC on February 24, 2017.

Restricted Cash

The Company includes funds to be used for future debt payments relating to its securitization transactions and escrow deposits in restricted cash and cash equivalents.

Revenue Recognition

The Company recognizes revenue based on the financing products and services it offers. “Revenue” in the consolidated statements of income includes: interest income, finance charges, fees for services provided through the Company’s credit services organization and credit access business programs (“CSO programs”) (“CSO fees”), revenue on RPAs, service charges, draw fees, minimum billing fees, purchase fees, late fees and non-sufficient funds fees as permitted by applicable laws and pursuant to the agreement with the customer. For short-term loans that the Company offers, interest and finance charges are recognized on an effective yield basis over the term of the loan. For line of credit accounts, interest is recognized over the reporting period based upon the balance outstanding and the contractual interest rate, draw fees are recognized on an effective yield basis over the estimated outstanding period of the draw, and minimum billing fees are recognized when assessed to the customer. For installment loans, interest is recognized on an effective yield basis over the term of the loan. For RPAs, revenue and purchase fees are recognized on an effective yield basis over the projected delivery term of the agreements and fees are recognized when assessed. CSO fees are recognized on an effective yield basis over the term of the loan. Late and nonsufficient funds fees are recognized when assessed to the customer. Direct costs associated with originating loans and purchasing RPAs, such as third-party customer acquisition costs, are deferred and amortized against revenue on an effective yield basis over the term of the loan or the projected delivery term of the finance receivable. Short-term loans, line of credit accounts, installment loans, RPAs, unpaid and accrued interest, fees and revenue and deferred origination costs are included in “Loans and finance receivables, net” in the consolidated balance sheets.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments in ASU 2016-09 simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 on January 1, 2017. The adoption of ASU 2016-09 did not have a material impact on the Company’s financial statements.

Accounting Standards to be Adopted in Future Periods

In January 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”) to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. ASU 2017-05 is effective at the same time as the amendments in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Therefore, for public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the impact ASU 2017-05 will have on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides a screen to determine when an asset or group of assets acquired is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. ASU 2017-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact ASU 2017-01 will have on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 provide guidance on eight specific cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity method investees and beneficial interests in securitization transactions. In addition, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"). ASU 2016-18 clarifies certain existing principles in Accounting Standards Codification (“ASC”) 230, Statement of Cash Flows, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. ASU 2016-15 and ASU 2016-18 are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2016-15 and ASU 2016-18 will modify the Company's current disclosures and classifications within the consolidated statement of cash flows but they are not expected to have a material effect on the Company’s consolidated financial statements.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date, deferring the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to clarify revenue recognition accounting when a third party is involved in providing goods or services to a customer. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, to clarify the implementation guidance on identifying performance obligations and licensing. Early adoption of ASU 2016‑10 is permitted only as of an annual reporting period beginning after December 15, 2016. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, to reduce the risk of diversity in practice for certain aspects in ASU 2014-09, including collectibility, noncash consideration, presentation of sales tax and transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies the guidance in Topic 606 on assessing certain aspects of the new revenue standard. The Company does not expect that the adoption of ASU 2014-09 will have a material impact on its consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	Acquisitions

On June 23, 2015, the Company completed the purchase of certain assets of a company operating as The Business Backer, LLC, which purchases discounted future accounts receivables from small businesses in the United States through RPAs, which provide working capital for small businesses. The total consideration of $26.4 million was comprised of $17.7 million in cash at closing, a $3.0 million promissory note (included in “Accounts payable and accrued expenses” in the consolidated balance sheets) and estimated contingent consideration of $5.7 million based on future earn-out opportunities. The contingent purchase consideration was recorded at its estimated fair value at the date of acquisition based upon the Company’s assessment of the probable earnings attributable to the business as defined in the purchase agreement. To the extent operating results exceed the Company’s estimate, additional contingent consideration would be due, however the total consideration paid may not exceed $71 million. The contingent purchase consideration is revalued each reporting period with changes in fair value of the contingent consideration obligations recognized as a gain or loss on fair value remeasurement in our consolidated statements of income. The fair value of the contingent purchase consideration was remeasured as of December 31, 2016 and a gain from the fair value remeasurement of $3.3 million was recognized. There was no change in fair value measurement of contingent consideration for the three months ended March 31, 2017.

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

3.	Loans and Finance Receivables, Credit Quality Information and Allowances and Liabilities for Estimated Losses on Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three months ended March 31, 2017 and 2016 was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016
Short-term loans	$47,423	$47,598
Line of credit accounts	59,459	48,973
Installment loans and RPAs	85,083	77,506
Total loans and finance receivables revenue	191,965	174,077
Other	298	576
Total revenue	$192,263	$174,653

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

The allowance or liability for short-term loans classified as current is based on historical loss rates adjusted for recent default trends for current loans. For delinquent short-term loans, the allowance or liability is based on a six-month rolling average of loss rates by stage of collection. For line of credit account, installment loan and RPA portfolios, the Company generally uses either a migration analysis or roll-rate based methodology to estimate losses inherent in the portfolio. The allowance or liability calculation under the migration analysis and roll-rate methodology is based on historical charge-off experience and the loss emergence period, which represents the average amount of time between the first occurrence of a loss event and the charge-off of a loan or RPA. The factors the Company considers to assess the adequacy of the allowance or liability include past due performance, historical behavior of monthly vintages, underwriting changes and recent trends in delinquency in the migration analysis. The roll-rate methodology is based on delinquency status, payment history and recency factors to estimate future charge-offs.

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

The components of Company-owned loans and finance receivables at March 31, 2017 and 2016 and December 31, 2016 were as follows (dollars in thousands):

	As of March 31, 2017
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$33,272	$114,820	$391,117	$539,209
Delinquent receivables:
Delinquent payment amounts(1)	—	3,869	2,397	6,266
Receivables on non-accrual status	19,933	5,809	27,500	53,242
Total delinquent receivables	19,933	9,678	29,897	59,508
Total loans and finance receivables, gross	53,205	124,498	421,014	598,717
Less: Allowance for losses	(15,161)	(21,765)	(46,328)	(83,254)
Loans and finance receivables, net	$38,044	$102,733	$374,686	$515,463

	As of March 31, 2016
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$36,263	$91,482	$317,467	$445,212
Delinquent receivables:
Delinquent payment amounts(1)	—	3,105	1,469	4,574
Receivables on non-accrual status	16,118	3,764	26,238	46,120
Total delinquent receivables	16,118	6,869	27,707	50,694
Total loans and finance receivables, gross	52,381	98,351	345,174	495,906
Less: Allowance for losses	(11,693)	(15,284)	(40,727)	(67,704)
Loans and finance receivables, net	$40,688	$83,067	$304,447	$428,202

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2016
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$35,516	$130,576	$413,638	$579,730
Delinquent receivables:
Delinquent payment amounts(1)	—	4,560	2,110	6,670
Receivables on non-accrual status	27,489	9,047	37,559	74,095
Total delinquent receivables	27,489	13,607	39,669	80,765
Total loans and finance receivables, gross	63,005	144,183	453,307	660,495
Less: Allowance for losses	(17,770)	(26,594)	(54,581)	(98,945)
Loans and finance receivables, net	$45,235	$117,589	$398,726	$561,550

(1)

Represents the delinquent portion of installment loans and line of credit account balances for customers that have only missed one payment and RPA customers who have not delivered agreed upon receivables. See “Current and Delinquent Loans and Finance Receivables” above for additional information.

Changes in the allowance for losses for the Company-owned loans and finance receivables and the liability for losses on the Company’s guarantees of third-party lender-owned loans during the three months ended March 31, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended March 31, 2017
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$17,770	$26,594	$54,581	$98,945
Cost of revenue	16,274	19,831	46,588	82,693
Charge-offs	(24,379)	(28,464)	(65,322)	(118,165)
Recoveries	5,404	3,804	10,143	19,351
Effect of foreign currency translation	92	—	338	430
Balance at end of period	$15,161	$21,765	$46,328	$83,254
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,716	$—	$280	$1,996
Increase in liability	(672)	—	(137)	(809)
Balance at end of period	$1,044	$—	$143	$1,187

	Three Months Ended March 31, 2016
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$14,652	$15,727	$36,943	$67,322
Cost of revenue	13,669	16,471	40,011	70,151
Charge-offs	(21,576)	(20,599)	(42,799)	(84,974)
Recoveries	5,036	3,685	6,258	14,979
Effect of foreign currency translation	(88)	—	314	226
Balance at end of period	$11,693	$15,284	$40,727	$67,704
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,298	$—	$458	$1,756
Decrease in liability	(393)	—	(181)	(574)
Balance at end of period	$905	$—	$277	$1,182

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of March 31, 2017 and 2016 and December 31, 2016, the amount of consumer loans guaranteed by the Company was $22.5 million, $26.7 million and $32.2 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $1.2 million, $1.2 million and $2.0 million, as of March 31, 2017 and 2016 and December 31, 2016, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

Bank Program Loans

In order to leverage its online lending platform, the Company launched a program with a bank in 2016 to provide technology, marketing services, and loan servicing for near-prime unsecured consumer installment loans. Under the program, the Company receives marketing and servicing fees while the bank receives an origination fee. The bank has the ability to sell the loans it originates to the Company. The Company does not guarantee the performance of the loans originated by the bank.

4.	Investment in Unconsolidated Investee

The Company records an investment in the preferred stock of a privately-held developing financial services entity under the cost method. The carrying value of the Company’s investment in this unconsolidated investee was $6.7 million as of March 31, 2017 and 2016 and December 31, 2016, and was held in “Other assets” in the Company’s consolidated balance sheets. The Company evaluates this investment for impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of the investment below carrying value. Based on the Company’s evaluation of this investment at March 31, 2017, the Company determined that an impairment loss was not probable at that date.

5.	Long-term debt

The Company’s long-term debt instruments and balances outstanding as of March 31, 2017 and 2016 and December 31, 2016 were as follows (dollars in thousands):

	March 31,		December 31,
	2017	2016	2016

Securitization notes	$145,449	$113,913	$165,419
Senior Notes	495,824	495,049	495,622
Subtotal	641,273	608,962	661,041
Less: Long-term debt issuance costs	(10,156)	(14,548)	(11,130)
Total long-term debt	$631,117	$594,414	$649,911

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

The Issuer issued an initial term note of $107.4 million (the “Initial Term Note”), which was secured by $134 million in unsecured consumer loans, and variable funding notes (the “Variable Funding Notes”) with an aggregate availability of $20 million per month; the 2016-1 Securitization Facility was amended to increase the availability to $40 million until December 31, 2016, and $30 million thereafter, as discussed below. As described below, the Issuer has issued and will subsequently issue term notes (the “Term Notes” and, together with the Initial Term Note and the Variable Funding Notes, the “Securitization Notes”). The maximum principal amount

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

of the Securitization Notes that may be outstanding at any time under the 2016-1 Securitization Facility was limited to $175 million; the 2016-1 Securitization Facility was amended to increase the maximum principal amount to $275 million, as discussed below.

At the end of each month during the nine-month revolving period, the Receivables funded by the Variable Funding Notes have been and will be refinanced through the creation of two Term Notes, which Term Notes have been and will be issued to the holders of the Variable Funding Notes. The non-recourse Securitization Notes mature at various dates, the latest of which will be October 15, 2020 (the “Final Maturity Date”). The 2016-1 Securitization Facility has been amended to extend the revolving period to October 2017 and the latest maturity to October 2021, as discussed below.

The Securitization Notes are issued pursuant to an indenture, dated as of January 15, 2016 (the “Closing Date”). The Securitization Notes bear interest at an annual rate equal to the one month London Interbank Offered Rate (“LIBOR”) (subject to a floor of 1%) plus 7.75%, which rate is initially 8.75%. In addition, the Issuer paid certain customary upfront closing fees and will pay customary annual commitment and other fees to the purchasers under the 2016-1 Securitization Facility. The Issuer is permitted to voluntarily prepay any outstanding Securitization Notes, subject to an optional redemption premium. Interest and principal payments on outstanding Securitization Notes are made monthly. Any remaining amounts outstanding will be payable no later than the Final Maturity Date. The Securitization Notes are supported by the cash flows from the underlying Receivables. The holders of the Securitization Notes have no recourse to the Company if the cash flows from the underlying Receivables are not sufficient to pay all of the principal and interest on the Securitization Notes unless the underlying Receivables breach the representations and warranties made by us as of the related sale date as described below. Additionally, the Receivables will be held by the Issuer at least until the obligations under the Securitization Notes are satisfied. For so long as the Receivables are owned by the Issuer, the outstanding Receivables will not be available to satisfy the Company’s other debts and obligations.

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

The agreements evidencing the 2016-1 Facility, all dated as of the Closing Date, include (i) an Indenture between the Issuer and the Indenture Trustee, (ii) a Note Purchase Agreement among the Issuer, NetCredit Loan Services, LLC (f/k/a Enova Lending Services, LLC), as the Master Servicer, the Administrative Agent and certain purchasers, and (iii) a Receivables Purchase Agreement between the Company and Enova Finance 5, LLC. On July 26, 2016, the Company and certain of its subsidiaries entered into a First Omnibus Amendment (the “First Amendment”) of the 2016-1 Facility that was established on the Closing Date, pursuant to various agreements with certain purchasers, the Administrative Agent and the Indenture Trustee. The First Amendment effected a variety of minor technical changes to the Indenture, the Note Purchase Agreement, the Receivables Purchase Agreement and the servicing agreement for the 2016-1 Facility. These changes included revised procedures under the Note Purchase Agreement for the disbursement to the Issuer of proceeds from draws under the Variable Funding Notes and clarification of modifications that the servicer is permitted to effect to the terms of the Receivables that have been transferred into the EFR 2016-1 Facility.

On August 17, 2016, the Company and one of its subsidiaries entered into an Amendment to the Receivables Purchase Agreement. This amendment modified an eligibility criterion for Receivables that the Company sells under the Agreement.

On September 12, 2016, the Company and certain of its subsidiaries entered into a Second Omnibus Amendment (the “Second Amendment”) to amend the Indenture and the Receivables Purchase Agreement. The Second Amendment authorized the Company to include in the 2016-1 Facility Receivables originated by a state-chartered bank and acquired by a subsidiary of the Company from that bank, and it adjusted the Investment Pool Cumulative Net Loss Trigger for the Initial Term Note Investment Pool (as such terms are defined in the Indenture), which was the seasoned pool of receivables securitized under the 2016-1 Facility on the Closing Date.

On October 20, 2016, the Company and certain of its subsidiaries entered into a Third Amendment and Limited Waiver (the “Third Amendment”) to amend the Indenture and Receivables Purchase Agreement. The Third Amendment increased the maximum principal amount of the 2016-1 Facility to $275 million, increased the Variable Funding Notes maximum principal amount to $40 million until December 31, 2016, and $30 million thereafter, and extended the revolving period of the facility to October 2017. The Third

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Amendment also adjusted the Note Interest Rate on Term Notes issued after, and amounts outstanding under the Variable Funding Notes after, the date of the Third Amendment (as such terms are defined in the Indenture). The weighted average interest rate on such adjusted Notes is 9.5%.

On November 14, 2016, the Company and certain of its subsidiaries entered into a Fourth Amendment (the “Fourth Amendment”) to amend the Indenture and Receivables Purchase Agreement. The Fourth Amendment adjusted the Investment Pool Cumulative Delinquency Trigger (as such term is defined in the Indenture), with an effective date of October 31, 2016.

On December 14, 2016, the Company and certain of its subsidiaries entered into a Fifth Amendment (the “Fifth Amendment”) to amend the Indenture and Receivables Purchase Agreement. The Fifth Amendment adjusted the Investment Pool Cumulative Delinquency Trigger (as such term is defined in the Indenture) for the Initial Term Notes, with an effective date of November 30, 2016, expanded the categories of Receivables that could be financed through the 2016-1 Facility and made certain other minor changes. These changes provide the Company with additional flexibility under the 2016-1 Facility.

As of March 31, 2017 and 2016, the carrying amount of the 2016-1 Securitization Facility was $131.9 million and $110.2 million, respectively, which included unamortized issuance costs of $1.4 million and $3.7 million, respectively. The issuance costs are being amortized to interest expense over a period of four years. The total interest expense recognized was $3.9 million and $3.1 million of which $0.6 million and $1.0 million represented the non-cash amortization of the issuance costs for the three months ended March 31, 2017 and 2016, respectively.

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

The 2016-2 Facility is governed by a loan and security agreement, dated as of December 1, 2016, between the Lender and the Debtor. The 2016-2 Facility bears interest at a rate per annum equal to LIBOR (subject to a floor) plus an applicable margin, which rate per annum was initially 12.50%. In addition, the Debtor paid certain customary upfront closing fees to the Lender. Interest payments on the 2016-2 Facility will be made monthly. Subject to certain exceptions, the Debtor is not permitted to prepay the 2016-2 Facility prior to October 1, 2018. Following such date, the Debtor is permitted to voluntarily prepay the 2016-2 Facility without penalty. Any remaining amounts outstanding will be payable no later than December 1, 2019.

All amounts due under the 2016-2 Facility are secured by all of the Debtor’s assets, which include the Redpoint Receivables transferred to the Debtor, related rights under the Redpoint Receivables, a bank account and certain other related collateral.

The 2016-2 Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the Redpoint Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay the related Receivables; and default and termination provisions which provide for the acceleration of the 2016-2 Facility in circumstances including, but not limited to, failure to make payments when due, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the receivables and defaults under other material indebtedness of the Debtor.

As of March 31, 2017, the carrying amount of the 2016-2 Facility was $12.1 million. In connection with the issuance of the 2016-2 Facility, the Company incurred debt issuance costs of approximately $0.2 million. The unamortized balance of these costs as of March 31, 2017 is included in “Other assets” in the consolidated balance sheets. These costs are being amortized to interest expense over a period of 36 months, the term of the 2016-2 Facility. The total interest expense recognized was $0.5 million for the three months ended March 31, 2017.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

$35.0 Million Revolving Credit Facility

On May 14, 2014, the Company and certain of its subsidiaries as guarantors entered into a credit agreement among the Company, the guarantors, Jefferies Finance LLC as administrative agent and Jefferies Group LLC as lender (the “Credit Agreement”). The Credit Agreement was amended on March 25, 2015 and November 5, 2015. On December 29, 2015, the Company and certain of its subsidiaries, as guarantors, entered into a third amendment to the Credit Agreement, which temporarily increased the Company’s revolving line of credit to $75 million, an increase of $15.0 million ($5.0 million on December 29, 2015 and $10.0 million on January 4, 2016). Once the Company received the proceeds from the consumer loan securitization financing in January 2016, it repaid the outstanding balance on the revolving line of credit in full and, in accordance with the terms of the amendment, the revolving commitment amount was reduced to $40.0 million. On June 30, 2016, the Company and certain of its subsidiaries, as guarantors, entered into a fourth amendment to the Credit Agreement, which increased the maximum allowable leverage ratio (as defined in the credit agreement) for the fiscal quarter ended June 30, 2016 to 4.00 to 1.00 (from 3.00 to 1.00) and for the fiscal quarters ended September 30, 2016 and December 31, 2016 to 3.50 to 1.00 (in each case, from 3.00 to 1.00). On September 30, 2016, the Company and certain of its subsidiaries, as guarantors, entered into a fifth amendment to the Credit Agreement, which increased the maximum allowable leverage ratio (as defined in the credit agreement) for the fiscal quarters ended September 30, 2016 and thereafter to 4.25 to 1.00 (from 3.50 to 1.00) and decreased the Company’s unsecured revolving line of credit by $5.0 million from $40.0 million to $35.0 million. The Credit Agreement will mature on June 30, 2017, and the Company is actively reviewing and intends to replace the existing facility on or before the maturity date. The Company had no outstanding borrowings under the Credit Agreement as of March 31, 2017 and 2016 and December 31, 2016.

The Credit Agreement also includes a sub-limit of up to $20.0 million for standby or commercial letters of credit. In the event that an amount is paid by the issuing bank under a letter of credit, it will be due and payable by the Company on demand. The Company had outstanding letters of credit of $6.0 million under its Credit Agreement as of March 31, 2017 and $6.6 million as of each of March 31, 2016 and December 31, 2016.

In connection with the issuance of the Credit Agreement, as amended, the Company incurred debt issuance costs of approximately $1.6 million, which primarily consisted of underwriting fees and legal expenses. The unamortized balance of these costs as of March 31, 2017 is included in “Other assets” in the consolidated balance sheets. These costs are being amortized to interest expense over a period of 37 months, the term of the Credit Agreement.

$500.0 Million 9.75% Senior Unsecured Notes

On May 30, 2014, the Company issued and sold $500.0 million in aggregate principal amount of 9.75% Senior Notes due 2021 (the “Senior Notes”). The Senior Notes bear interest at a rate of 9.75% annually on the principal amount payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2014. The Senior Notes were sold at a discount of the principal amount to yield 10.0% to maturity and will mature on June 1, 2021. As of March 31, 2017 and 2016, the carrying amount of the Senior Notes was $487.1 million and $484.2 million, respectively, which included an unamortized discount of $4.2 million and $5.0 million, respectively, and unamortized issuance costs of $8.7 million and $10.8 million, respectively. The discount and issuance costs are being amortized to interest expense over a period of seven years, through the maturity date of June 1, 2021. The total interest expense recognized was $12.9 million for each of the three months ended March 31, 2017 and 2016, of which $0.2 million represented the non-cash amortization of the discount and $0.5 million represented the non-cash amortization of the issuance costs for each of the three months ended March 31, 2017 and 2016.

Weighted-average interest rates on long-term debt were 10.79% and 10.81% during the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017 and 2016 and December 31, 2016, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreement(s).

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three months ended March 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net income	$13,852	$9,863
Denominator:
Total weighted average basic shares	33,372	33,142
Shares applicable to stock-based compensation	664	45
Total weighted average diluted shares	34,036	33,187
Earnings per share:
Net income per share – basic	$0.42	$0.30
Net income per share – diluted	$0.41	$0.30

For the three months ended March 31, 2017 and 2016, 1,366,256 and 1,947,614 shares of common stock underlying stock options, respectively, and 469,496 and 821,756 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present information on the Company’s domestic, international operations and corporate services as of and for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016
Revenue
Domestic	$164,669	$143,428
International	27,594	31,225
Total revenue	$192,263	$174,653

Income (Loss) from operations
Domestic	$62,070	$55,582
International	2,194	3,151
Corporate services	(26,192)	(26,884)
Total income from operations	$38,072	$31,849

Depreciation and amortization
Domestic	$1,526	$1,582
International	379	605
Corporate services	1,592	1,800
Total depreciation and amortization	$3,497	$3,987

Expenditures for property and equipment
Domestic	$611	$769
International	1,085	804
Corporate services	460	657
Total expenditures for property and equipment	$2,156	$2,230

	March 31,
	2017	2016
Property and equipment, net
Domestic	$18,327	$15,696
International	6,006	5,562
Corporate services	19,946	24,482
Total property and equipment, net	$44,279	$45,740

Assets
Domestic	$826,348	$707,176
International	102,819	114,858
Corporate services	56,246	93,142
Total assets	$985,413	$915,176

Geographic Information

The following table presents the Company’s revenue by geographic region for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016
Revenue
United States	$164,669	$143,428
United Kingdom	24,443	25,909
Other international countries	3,151	5,316
Total revenue	$192,263	$174,653

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $44.3 million and $45.7 million at March 31, 2017 and 2016, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

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

The following table is a summary of the exit and disposal activity and liability balances as a result of the headquarters relocation for the three months ended March 31, 2017 and the twelve months ended December 31, 2016 (in thousands):

	Lease Termination Costs	Other Exit Costs	Total
Balance at January 1, 2016	$1,425	$204	$1,629
Payments	(1,132)	—	(1,132)
Adjustments	344	(69)	275
Balance at December 31, 2016	$637	$135	$772

Balance at January 1, 2017	$637	$135	$772
Payments	(446)	(9)	(455)
Adjustments	(83)	(126)	(209)
Balance at March 31, 2017	$108	$—	$108

9.	Derivative Instruments

The Company has periodically used derivative instruments to manage risk from changes in market conditions that may affect the Company’s financial performance. The Company has primarily used derivative instruments to manage its primary market risks, which are interest rate risk and foreign currency exchange rate risk.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company has periodically used forward currency exchange contracts to minimize the effects of foreign currency risk in the United Kingdom. The forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction gain” in the Company’s consolidated statements of income. As of March 31, 2017, the Company did not manage its exposure to risk from foreign currency exchange rate fluctuations through the use of forward currency exchange contracts in the United Kingdom or Brazil.

The Company had no outstanding derivative instruments as of March 31, 2017 and 2016 and December 31, 2016.

The following table presents information on the effect of derivative instruments on the consolidated results of operations and accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Gains (Losses)				Gains (Losses)
	Recognized in		Gains (Losses)		Reclassified From
	Income		Recognized in AOCI		AOCI into Income
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2017	2016	2017	2016	2017	2016
Non-designated derivatives:
Forward currency exchange contracts(1)	$—	$3,020	$—	$—	$—	$—
Total	$—	$3,020	$—	$—	$—	$—

(1)	The gains (losses) on these derivatives substantially offset the (losses) gains on the economically hedged portion of the foreign intercompany balances.

10.	Related Party Transactions

A current officer of the Company has an ongoing ownership interest in the small business from which the Company acquired certain assets and assumed certain liabilities in June 2015 (see Note 2 for additional information). In the normal course of business, the Company attains certain customer relationships from the small business by entering into transactions with the customers to provide additional RPA financing. In these transactions, the Company satisfies the customer’s existing RPA balance with the small business which terminates such customer’s responsibilities to the small business. During the three months ended March 31, 2017 the Company did not attain any relationships through these transactions with the small business. During the three months ended March 31, 2016, the Company paid $0.3 million to the small business to satisfy customers’ existing RPA balances. Pursuant to the acquisition, a subsidiary of the Company issued a promissory note to the small business in the amount of $3.0 million (the “Promissory Note”) and granted the company an opportunity to earn certain contingent purchase consideration (see Note 2 for additional information), both of which are guaranteed by the Company. The Promissory Note accrues interest at a rate of 4.0% per annum and will mature on June 23, 2018. During the three months ended March 31, 2017 and 2016, the Company incurred interest expense of $31 thousand and $30 thousand, respectively, related to the Promissory Note. In addition, as a condition precedent to the acquisition, a subsidiary of the Company executed a Transition Services Agreement with the small business from which the Company acquired certain assets whereby it agreed to provide certain transition services to the business for three years following the acquisition. During the three months ended March 31, 2017 and 2016, the Company was paid $7 thousand and $37 thousand, respectively, for such services.

The Company and Cash America entered into an agreement in conjunction with the Spin-off for the Company to administer the consumer loan underwriting model utilized by Cash America’s Retail Services Division in exchange for a fee per transaction paid to the Company as well as the reimbursement of the Company’s direct third-party costs incurred in providing the service. The Company received $0.2 million for each of the three months ended March 31, 2017 and 2016, respectively, pursuant to this agreement.

Since May 30, 2014, amounts due from or due to Cash America or FirstCash have been settled a month in arrears. The balance due from Cash America of $0.1 million as of March 31, 2016 and from FirstCash of $38 thousand as of March 31, 2017 and $0.1 million as of December 31, 2016 is included in “Other receivables and prepaid expenses” in the consolidated balance sheets.

11.	Variable Interest Entities

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

	March 31,		December 31,
	2017	2016	2016
Assets
Restricted cash and cash equivalents	$17,815	$13,717	$19,468
Loans and finance receivables, net	207,594	138,255	216,766
Other receivables and prepaid expenses	3	—	3
Other assets	2,325	—	2,459
Total assets	$227,737	$151,972	$238,696
Liabilities
Accounts payable and accrued expenses	$1,223	$591	$1,350
Long-term debt	144,030	110,199	163,550
Total liabilities	$145,253	$110,790	$164,900

12.	Fair Value Measurements

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

During the three months ended March 31, 2017 and 2016, there were no transfers of assets or liabilities in or out of Level 1, Level 2 or Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and 2016 and December 31, 2016 are as follows (dollars in thousands):

	March 31,	Fair Value Measurements Using
	2017	Level 1	Level 2	Level 3
Financial assets (liabilities):
Non-qualified savings plan assets(1)	1,352	1,352	—	—
Contingent consideration	(2,358)	—	—	(2,358)
Total	$(1,006)	$1,352	$—	$(2,358)

	March 31,	Fair Value Measurements Using
	2016	Level 1	Level 2	Level 3
Financial assets (liabilities):
Non-qualified savings plan assets(1)	1,545	1,545	—	—
Contingent consideration	(5,658)	—	—	(5,658)
Total	$(4,113)	$1,545	$—	$(5,658)

	December 31,	Fair Value Measurements Using
	2016	Level 1	Level 2	Level 3
Financial assets (liabilities):
Non-qualified savings plan assets(1)	1,590	1,590	—	—
Contingent consideration	(2,358)	—	—	(2,358)
Total	$(768)	$1,590	$—	$(2,358)

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

The changes in the fair value of the contingent consideration, which is a Level 3 liability measured at fair value on a recurring basis, are summarized in the tables below for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Contingent consideration	Total
Balance at December 31, 2015	$5,658	$5,658
Adjustments	—	—
Balance at March 31, 2016	$5,658	$5,658

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Contingent consideration	Total
Balance at December 31, 2016	$2,358	$2,358
Adjustments	—	—
Balance at March 31, 2017	$2,358	$2,358

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At March 31, 2017 and 2016 and December 31, 2016, there were no assets or liabilities recorded at fair value on a non-recurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of March 31, 2017 and 2016 and December 31, 2016 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	March 31,	Fair Value Measurements Using
	2017	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$97,030	$97,030	$—	$—
Short-term loans and line of credit accounts, net (1)	140,777	—	—	140,777
Installment loans and RPAs, net (1)(4)	374,686	—	—	409,169
Restricted cash (5)	25,610	25,610	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$644,806	$122,640	$—	$556,649
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,187	$—	$—	$1,187
Promissory note	3,000	—	—	3,149
Securitization Notes	145,449	—	147,855	—
Senior Notes	495,824	—	512,125	—
Total	$645,460	$—	$659,980	$4,336

	Balance at
	March 31,	Fair Value Measurements Using
	2016	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$112,211	$112,211	$—	$—
Short-term loans and line of credit accounts, net (1)	123,755	—	—	123,755
Installment loans and RPAs, net (1)(4)	304,447	—	—	283,871
Restricted cash (5)	20,908	20,908	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$568,024	$133,119	$—	$414,329
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,182	$—	$—	$1,182
Promissory note	3,000	—	—	3,019
Securitization Notes	113,913	—	113,913	—
Senior Notes	495,049	—	371,500	—
Total	$613,144	$—	$485,413	$4,201

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Balance at
	December 31,	Fair Value Measurements Using
	2016	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$39,934	$39,934	$—	$—
Short-term loans and line of credit accounts, net (1)	162,824	—	—	162,824
Installment loans and RPAs, net (1)(4)	398,726	—	—	430,895
Restricted cash (5)	26,306	26,306	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$634,493	$66,240	$—	$600,422
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,996	$—	$—	$1,996
Promissory note	3,000	—	—	3,111
Securitization Notes	165,419	—	168,216	—
Senior Notes	495,622	—	495,940	—
Total	$666,037	$—	$664,156	$5,107

(1)	Short-term loans, line of credit accounts, installment loans and RPAs are included in “Loans and finance receivables, net” in the consolidated balance sheets.
(2)	Investment in unconsolidated investee is included in “Other assets” in the consolidated balance sheets.
(3)	See Note 4 for additional information related to the investment in unconsolidated investee.
(4)	Installment loan and RPAs, net include $207.6 million, $138.3 million and $216.8 million in net assets of consolidated VIEs as of March 31, 2017 and 2016 and December 31, 2016, respectively.
(5)	Restricted cash includes $17.8 million, $13.7 million and $19.5 million in assets of consolidated VIEs as of March 31, 2017 and 2016 and December 31, 2016, respectively.

Cash and cash equivalents and restricted cash bear interest at market rates and have original maturities of less than 90 days. The carrying amount of restricted cash and cash equivalents approximates fair value.

Short-term loans, line of credit accounts, installment loans and RPAs are carried in the consolidated balance sheet net of the allowance for estimated losses, which is calculated by applying historical loss rates combined with recent default trends to the gross receivable balance. Short-term loans and line of credit accounts have relatively short maturity periods that are generally 12 months or less. The unobservable inputs used to calculate the fair value of these receivables include historical loss rates, recent default trends and estimated remaining loan term; therefore, the carrying value approximates the fair value. The fair value of installment loans and RPAs is estimated using discounted cash flow analyses, which consider interest rates on loans and discounts offered for receivables with similar terms to customers with similar credit quality, the timing of expected payments, estimated customer default rates and/or valuations of comparable portfolios. As of March 31, 2017 and December 31, 2016, the fair value of the Company’s installment loans and RPAs was greater than the carrying value of these loans and finance receivables, and as of March 31, 2016, the fair value of the Company’s installment loans and RPAs was lower than the carrying value of these loans and finance receivables. This variance is a result of a change in the valuation technique used for certain portions of the installment loan and RPA portfolio. Unsecured installment loans typically have terms between two and 60 months. RPAs typically have estimated delivery terms between six and 18 months.

The Company measures the fair value of its investment in unconsolidated investee using Level 3 inputs. Because the unconsolidated investee is a private company and financial information is limited, the Company estimates the fair value based on the best available information at the measurement date. As of March 31, 2017 and 2016 and December 31, 2016 the Company estimated the fair value of its investment to be approximately equal to the book value.

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans the Company arranges for consumers on the third-party lenders’ behalf and is required to purchase any defaulted loans it has guaranteed. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company was $1.2 million, $1.2 million and $2.0 million as of March 31, 2017 and 2016 and December 31, 2016, respectively. The Company measures the fair value of its liability for third-party lender-owned consumer loans under Level 3 inputs. The fair value of these liabilities is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value of these liabilities approximates the fair value.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company measures the fair value of the Promissory Note using Level 3 inputs. The fair value of the Promissory Note is estimated using a discounted cash flow analysis. As of March 31, 2017and 2016 and December 31, 2016, the Promissory Note had a higher fair value than the carrying value.

The Company measures the fair value of its Securitization Notes using Level 2 inputs. The fair value of the Company’s Securitization Notes is estimated based on quoted prices in markets that are not active. As of March 31, 2017 and December 31, 2016, the Company’s Securitization Notes had a higher fair value than the carrying value. As of March 31, 2016, the fair value of the Company’s Securitization Notes approximated the carrying value.

The Company measures the fair value of its Senior Notes using Level 2 inputs. The fair value of the Company’s Senior Notes is estimated based on quoted prices in markets that are not active. As of March 31, 2017 and December 31, 2016, the Company’s Senior Notes had a higher fair value than the carrying value. As of March 31, 2016, the fair value of the Company’s Senior Notes was lower than the carrying value.

13.	Condensed Consolidating Financial Statements

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

The condensed consolidating financial statements reflect the investments in subsidiaries of the Company using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Condensed consolidating financial statements of Enova International, Inc. (the “Parent”), its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of March 31, 2017 and 2016 and December 31, 2016 and for the periods ended March 31, 2017 and 2016 are shown on the following pages.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2017

(dollars in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$92,568	$4,462	$—	$97,030
Restricted cash	—	7,795	17,815	—	25,610
Loans and finance receivables, net	—	303,000	212,463	—	515,463
Income taxes receivable	77,477	(74,481)	8	—	3,004
Other receivables and prepaid expenses	115	17,550	394	—	18,059
Property and equipment, net	—	43,598	681	—	44,279
Goodwill	—	267,011	—	—	267,011
Intangible assets, net	—	5,133	3	—	5,136
Investment in subsidiaries	318,664	30,693	—	(349,357)	—
Intercompany receivable	364,990	—	—	(364,990)	—
Other assets	299	7,197	2,325	—	9,821
Total assets	$761,545	$700,064	$238,151	$(714,347)	$985,413
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$16,351	$52,457	$1,677	$—	$70,485
Intercompany payables	—	295,960	69,030	(364,990)	—
Income taxes currently payable	—	—	—	—	—
Deferred tax liabilities, net	(366)	26,210	(506)	—	25,338
Long-term debt	487,087	—	144,030	—	631,117
Total liabilities	503,072	374,627	214,231	(364,990)	726,940
Commitments and contingencies
Stockholders' equity	258,473	325,437	23,920	(349,357)	258,473
Total liabilities and stockholders' equity	$761,545	$700,064	$238,151	$(714,347)	$985,413

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2016

(dollars in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$36,057	$3,877	$—	$39,934
Restricted cash	—	6,838	19,468	—	26,306
Loans and finance receivables, net	—	335,160	226,390	—	561,550
Income taxes receivable	—	—	—	—	—
Other receivables and prepaid expenses	127	19,095	302	—	19,524
Property and equipment, net	—	46,507	593	—	47,100
Goodwill	—	267,010	—	—	267,010
Intangible assets, net	—	5,400	4	—	5,404
Investment in subsidiaries	294,646	25,131	—	(319,777)	—
Intercompany receivable	363,942	—	—	(363,942)	—
Other assets	597	7,995	2,459	—	11,051
Total assets	$659,312	$749,193	$253,093	$(683,719)	$977,879
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$4,310	$65,714	$1,647	$—	$71,671
Intercompany payables	—	295,763	68,179	(363,942)	—
Income taxes currently payable	(72,704)	73,006	(20)	—	282
Deferred tax liabilities, net	(354)	15,156	(486)	—	14,316
Long-term debt	486,361	—	163,550	—	649,911
Total liabilities	417,613	449,639	232,870	(363,942)	736,180
Commitments and contingencies
Stockholders' equity	241,699	299,554	20,223	(319,777)	241,699
Total liabilities and stockholders' equity	$659,312	$749,193	$253,093	$(683,719)	$977,879

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2017

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$160,767	$32,784	$(1,288)	$192,263
Cost of Revenue	—	59,415	22,469	—	81,884
Gross Profit	—	101,352	10,315	(1,288)	110,379
Expenses
Marketing	—	19,373	210	—	19,583
Operations and technology	—	21,942	1,589	—	23,531
General and administrative	48	24,859	2,077	(1,288)	25,696
Depreciation and amortization	—	3,455	42	—	3,497
Total Expenses	48	69,629	3,918	(1,288)	72,307
(Loss) Income from Operations	(48)	31,723	6,397	—	38,072
Interest expense, net	(13,177)	(35)	(4,010)	—	(17,222)
Foreign currency transaction gain	227	—	—	—	227
(Loss) Income before Income Taxes and Equity in Net Earnings of Subsidiaries	(12,998)	31,688	2,387	—	21,077
Provision for income taxes	(4,456)	10,863	818	—	7,225
(Loss) Income before Equity in Net Earnings of Subsidiaries	(8,542)	20,825	1,569	—	13,852
Net earnings of subsidiaries	22,394	1,569	—	(23,963)	—
Net Income (Loss)	$13,852	$22,394	$1,569	$(23,963)	$13,852
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)	1,138	510	628	(1,138)	1,138
Total other comprehensive gain (loss), net of tax	1,138	510	628	(1,138)	1,138
Comprehensive Income (Loss)	$14,990	$22,904	$2,197	$(25,101)	$14,990

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2016

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$173,136	$2,206	$(689)	$174,653
Cost of Revenue	—	66,445	3,132	—	69,577
Gross Profit	—	106,691	(926)	(689)	105,076
Expenses
Marketing	—	20,782	399	—	21,181
Operations and technology	—	19,183	951	—	20,134
General and administrative	43	27,442	1,129	(689)	27,925
Depreciation and amortization	—	3,968	19	—	3,987
Total Expenses	43	71,375	2,498	(689)	73,227
(Loss) Income from Operations	(43)	35,316	(3,424)	—	31,849
Interest expense, net	(13,272)	425	(3,068)	—	(15,915)
Foreign currency transaction gain	1,568	—	—	—	1,568
(Loss) Income before Income Taxes and Equity in Net Earnings of Subsidiaries	(11,747)	35,741	(6,492)	—	17,502
Provision for income taxes	(5,127)	15,600	(2,834)	—	7,639
(Loss) Income before Equity in Net Earnings of Subsidiaries	(6,620)	20,141	(3,658)	—	9,863
Net earnings of subsidiaries	16,483	(3,658)	—	(12,825)	—
Net Income (Loss)	$9,863	$16,483	$(3,658)	$(12,825)	$9,863
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain	(136)	(648)	511	137	(136)
Total other comprehensive (loss) gain, net of tax	(136)	(648)	511	137	(136)
Comprehensive Income (Loss)	$9,727	$15,835	$(3,147)	$(12,688)	$9,727

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2017

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities	$536	$130,885	$(7,494)	$(4,062)	$119,865
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	—	(268,245)	(5,745)	—	(273,990)
Securitized loans transferred	—	37,081	(37,081)	—	—
Loans and finance receivables repaid	—	160,523	67,665	—	228,188
Change in restricted cash	—	(2)	1,653	—	1,651
Purchases of property and equipment	—	(2,053)	(103)	—	(2,156)
Capital contributions to subsidiaries	—	(1,500)	—	1,500	—
Other investing activities	—	1,517	—	—	1,517
Net cash (used in) provided by investing activities	—	(72,679)	26,389	1,500	(44,790)
Cash Flows from Financing Activities
(Proceeds from) Payments for member's equity	—	(4,062)	1,500	2,562	—
Treasury shares purchased	(536)	—	—	—	(536)
Borrowings under securitization facility	—	—	22,700	—	22,700
Repayments under securitization facility	—	—	(42,670)	—	(42,670)
Net cash (used in) provided by financing activities	(536)	(4,062)	(18,470)	2,562	(20,506)
Effect of exchange rates on cash	—	2,367	160	—	2,527
Net increase in cash and cash equivalents	—	56,511	585	—	57,096
Cash and cash equivalents at beginning of year	—	36,057	3,877	—	39,934
Cash and cash equivalents at end of period	$—	$92,568	$4,462	$—	$97,030

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2016

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities	$75,286	$(3,466)	$39,942	$(13,170)	$98,592
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	—	(138,592)	(138,255)	—	(276,847)
Loans and finance receivables repaid	—	212,682	(1,505)	—	211,177
Change in restricted cash	—	—	(13,717)	—	(13,717)
Purchases of property and equipment	—	(2,140)	(90)	—	(2,230)
Capital contributions to subsidiaries	(16,828)	(3,250)	—	20,078	—
Other investing activities	—	58	—	—	58
Net cash (used in) provided by investing activities	(16,828)	68,758	(153,567)	20,078	(81,559)
Cash Flows from Financing Activities
Payments for (proceeds from) member's equity	—	3,658	3,250	(6,908)	—
Debt issuance costs paid	—	—	(3,271)	—	(3,271)
Treasury shares purchased	(58)	—	—	—	(58)
Borrowings under revolving line of credit	10,000	—	—	—	10,000
Repayments under revolving line of credit	(68,400)	—	—	—	(68,400)
Borrowings under securitization facility	—	—	135,061	—	135,061
Repayments under securitization facility	—	—	(21,148)	—	(21,148)
Net cash (used in) provided by financing activities	(58,458)	3,658	113,892	(6,908)	52,184
Effect of exchange rates on cash	—	844	84	—	928
Net increase in cash and cash equivalents	—	69,794	351	—	70,145
Cash and cash equivalents at beginning of year	—	40,927	1,139	—	42,066
Cash and cash equivalents at end of period	$—	$110,721	$1,490	$—	$112,211

14.	Subsequent Events

Subsequent events have been reviewed through the date these financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources and certain factors that may affect future results, including economic and industry-wide factors, of Enova International, Inc. and its subsidiaries should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services to consumers and small businesses. In 2016, we extended approximately $2.1 billion in credit to borrowers. As of March 31, 2017, we offered or arranged loans to consumers in 33 states in the United States and in the United Kingdom and Brazil. We also offered financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through March 31, 2017, we have completed over 40.2 million customer transactions and collected approximately 16 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include short-term loans, line of credit accounts, installment loans and receivables purchase agreements (“RPAs”).

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

We have developed proprietary underwriting systems based on data we have collected over our 13 years of experience. These systems employ advanced risk analytics to decide whether to approve financing transactions, to structure the amount and terms of the financings we offer pursuant to jurisdiction-specific regulations and to provide customers with their funds quickly and efficiently. Our systems closely monitor collection and portfolio performance data that we use to continually refine the analytical models and statistical measures used in making our credit, purchase, marketing and collection decisions.

Our flexible and scalable technology platform allows us to process and complete customers’ transactions quickly and efficiently. In 2016, we processed approximately 3.8 million transactions, and we continue to grow our loans and finance receivables portfolios and increase the number of customers we serve through desktop, tablet and mobile platforms. Our highly customizable technology platform allows us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In 2012, we launched a new product in the United States designed to serve near-prime customers, and in April 2014 we introduced a similar product in the United Kingdom. In June 2014, we launched our business in Brazil, where we arrange financing for borrowers through a third party lender. In addition, in July 2014, we introduced a new line of credit product in the United States to serve the needs of small businesses. In June 2015, we further expanded our product offering by acquiring certain assets of a company that provides financing to small businesses by offering RPAs (see Note 2 in the Notes to Consolidated Financial Statements included in this report). These new products are intended to allow us to further diversify our product offerings, customer base and geographic scope. In the three-month period ended March 31, 2017, we derived 85.6% of our total revenue from the United States and 14.4% of our total revenue internationally, with 88.6% of international revenue (representing 12.7% of our total revenue) generated in the United Kingdom.

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

•

Short-term consumer loans. Short-term consumer loans are unsecured loans written by us or by a third-party lender through our credit services organization and credit access business programs, which we refer to as our CSO programs, that we arrange and guarantee. As of March 31, 2017, we offered or arranged short-term consumer loans in 18 states in the United States and the United Kingdom. Short-term consumer loans generally have terms of seven to 90 days, with proceeds promptly deposited in the customer’s bank account in exchange for a pre-authorized debit from their account. Due to the credit risk and high transaction costs of serving our customer segment, the interest and/or fees we charge are generally considered to be higher than the interest or fees charged to consumers with superior credit histories by banks and similar lenders who are typically unwilling to make unsecured loans to alternative credit consumers. Our short-term consumer loans contributed approximately 24.7% of our total revenue for the three months ended March 31, 2017 and 27.3% for the three months ended March 31, 2016.

•

Line of credit accounts. We offer consumer line of credit accounts in seven states in the United States and business line of credit accounts in 24 states in the United States, which allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with the terms of their line of credit account. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit. As a result of regulatory changes in 2014, we discontinued offering line of credit accounts to customers in the United Kingdom effective January 1, 2015. Our line of credit accounts contributed approximately 30.9% of our total revenue for the three months ended March 31, 2017 and 28.0% for the three months ended March 31, 2016.

•

Installment loans. Installment loans are longer-term loans that require the outstanding principal balance to be paid down in multiple installments. We offer, or arrange through our CSO programs, multi-payment unsecured consumer installment loan products in 17 states in the United States and in the United Kingdom and Brazil. Terms for our installment loan products range between two and 60 months. These loans generally have higher principal amounts than short-term loans. The loan may be repaid early at any time with no prepayment charges. Our installment loans contributed approximately 42.3% of our total revenue for the three months ended March 31, 2017 and 41.7% for the three months ended March 31, 2016.

•

Receivables purchase agreements. Under RPAs, small businesses receive funds in exchange for a portion of the business’s future receivables at an agreed upon discount. In contrast, lending is a commitment to repay principal and interest. A small business customer who enters into a RPA commits to delivering a percentage of its receivables through ACH or wire debits or by splitting credit card receipts until all purchased receivables are delivered. We offer RPAs in all 50 states and in Washington D.C. in the United States. Revenue earned from RPAs contributed 1.9% of our total revenue for the three months ended March 31, 2017 and 2.7% for the three months ended March 31, 2016.

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

As of March 31, 2017 and 2016, the outstanding amount of active short-term consumer loans originated by third-party lenders under the CSO programs was $18.9 million and $20.5 million, respectively, which were guaranteed by us.

As of March 31, 2017 and 2016, the outstanding amount of active installment loans originated by third-party lenders under the CSO programs was $3.7 million and $6.2 million, respectively, which were guaranteed by us.

•

Bank program. In March 2016, we launched a program with a state-chartered bank where we provide technology, loan servicing and marketing services to the bank in 15 states and Washington D.C. in the United States as of March 31, 2017. Our bank partner offers unsecured consumer installment loans with an annual percentage rate (“APR”) at or below 36%. We also have the ability to purchase loans originated through this program. We plan to grow this program through expanding to more states and adding additional partners. Revenue generated from this program for the three months ended March 31, 2017 and 2016 was 1.7% and less than 0.1% of our total revenue, respectively.

OUR MARKETS

We currently provide our services in the following countries:

•

United States. We began our online business in the United States in May 2004. As of March 31, 2017, we provide services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, Headway Capital at www.headwaycapital.com and The Business Backer at www.businessbacker.com.

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

•

Brazil. On June 30, 2014, we launched our business in Brazil where we arrange installment loans for a third party lender under the name Simplic at www.simplic.com.br. We plan to continue to invest and expand our lending in Brazil.

Our internet websites and the information contained therein or connected thereto are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q.

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

RECENT REGULATORY DEVELOPMENTS

On August 13, 2015, the Competition and Markets Authority (the “CMA”) published a final order which will require online lenders to provide details of their products on at least one price comparison website which is authorized by the FCA once the FCA publishes rules concerning price comparison websites. On October 28, 2015, FCA issued a consultation paper that, among other things, proposed additional regulations regarding the price comparison website. On May 26, 2016, the FCA published its Policy Statement setting forth the final rules for price comparison websites. Price comparison websites were required to be in compliance with the FCA’s final rules by December 1, 2016. The obligations on lenders arising from the FCA’s final rules on price comparison websites come into effect on May 23, 2017, and we are confident in our ability to comply with those requirements in a timely manner. We do not currently know how the rules regarding price comparison websites will affect our business operations. If the implementation negatively impacts consumer acceptance of our products or the consumer experience in obtaining loans or if it otherwise significantly restricts the conduct of our business, such implementation could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

The Maryland General Assembly passed House Bill 1270 on March 31, 2017 and Senate Bill 527 on April 10, 2017. The legislation limits the total fees, charges and interest that can be assessed on unsecured open-end loans to Maryland consumers to an effective rate of 33% per year. The governor of Maryland has until May 30, 2017, to veto the legislation; otherwise, it becomes law with an effective date of July 1, 2017. We cannot currently assess the likelihood of any future unfavorable federal, state, local or international legislation or regulations being proposed or enacted that could affect our products and services. This legislation or any other legislative or regulatory actions that affect our lending and financing business at the national, state, international and local level could, if enacted, have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows and could prohibit or directly or indirectly impair our ability to continue current operations.

CRITICAL ACCOUNTING POLICIES

There have been no changes in critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

See Note 1 in the Notes to Consolidated Financial Statements included in this report for a discussion of recent accounting pronouncements.

RESULTS OF OPERATIONS

HIGHLIGHTS

Our financial results for the three-month period ended March 31, 2017, or the current quarter, are summarized below.

•

Consolidated total revenue increased $17.6 million, or 10.1%, to $192.3 million in the current quarter compared to $174.7 million for the three months ended March 31, 2016, or the prior year quarter. Domestic revenue increased $21.3 million, or 14.8%, to $164.7 million in the current quarter from $143.4 million for the prior year quarter while international revenue declined $3.6 million, or 11.6%, to $27.6 million from $31.2 million.

•	Consolidated gross profit increased $5.3 million, or 5.0%, to $110.4 million in the current quarter compared to $105.1 million in the prior year quarter.
•	Consolidated income from operations increased $6.3 million, or 19.5%, to $38.1 million in the current quarter, compared to $31.8 million in the prior year quarter.
•

Consolidated net income was $13.9 million in the current quarter compared to $9.9 million in the prior year quarter. Consolidated diluted earnings per share was $0.41 in the current quarter compared to $0.30 in the prior year quarter.

OVERVIEW

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Revenue
Loans and finance receivables revenue	$191,965	$174,077
Other	298	576
Total Revenue	192,263	174,653
Cost of Revenue	81,884	69,577
Gross Profit	110,379	105,076
Expenses
Marketing	19,583	21,181
Operations and technology	23,531	20,134
General and administrative	25,696	27,925
Depreciation and amortization	3,497	3,987
Total Expenses	72,307	73,227
Income from Operations	38,072	31,849
Interest expense, net	(17,222)	(15,915)
Foreign currency transaction gain	227	1,568
Income before Income Taxes	21,077	17,502
Provision for income taxes	7,225	7,639
Net Income	$13,852	$9,863
Diluted earnings per share	$0.41	$0.30

Revenue
Loans and finance receivables revenue	99.8%	99.7%
Other	0.2	0.3
Total Revenue	100.0	100.0
Cost of Revenue	42.6	39.8
Gross Profit	57.4	60.2
Expenses
Marketing	10.2	12.1
Operations and technology	12.2	11.5
General and administrative	13.4	16.0
Depreciation and amortization	1.8	2.4
Total Expenses	37.6	42.0
Income from Operations	19.8	18.2
Interest expense, net	(8.9)	(9.1)
Foreign currency transaction gain	0.1	0.9
Income before Income Taxes	11.0	10.0
Provision for income taxes	3.8	4.4
Net Income	7.2%	5.6%

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (in thousands, except per share data):

	Three Months Ended
	March 31,
	2017	2016
Net Income	$13,852	$9,863
Adjustments:
Intangible asset amortization	271	320
Stock-based compensation expense	2,320	1,968
Foreign currency transaction gain	(227)	(1,568)
Cumulative tax effect of adjustments	(810)	(315)
Adjusted earnings	$15,406	$10,268

Diluted earnings per share	$0.41	$0.30
Adjustments:
Intangible asset amortization	0.01	0.01
Stock-based compensation expense	0.07	0.06
Foreign currency transaction gain	(0.01)	(0.05)
Cumulative tax effect of adjustments	(0.03)	(0.01)
Adjusted earnings per share	$0.45	$0.31

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

	Three Months Ended
	March 31,
	2017	2016
Net Income	$13,852	$9,863
Depreciation and amortization expenses	3,497	3,987
Interest expense, net	17,222	15,915
Foreign currency transaction gain	(227)	(1,568)
Provision for income taxes	7,225	7,639
Stock-based compensation expense	2,320	1,968
Adjusted EBITDA	$43,889	$37,804

Adjusted EBITDA margin calculated as follows:
Total Revenue	$192,263	$174,653
Adjusted EBITDA	43,889	37,804
Adjusted EBITDA as a percentage of total revenue	22.8%	21.6%

Constant Currency Basis

In addition to reporting financial results in accordance with GAAP, we have provided certain other non-GAAP financial information on a constant currency basis. We operate in the United Kingdom and Brazil. During the current quarter 14.4% of our revenue originated in currencies other than the U.S. Dollar, principally the British Pound Sterling. As a result, changes in our reported revenue and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide constant currency assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. All conversion rates below are based on the U.S. Dollar equivalent to one of the applicable foreign currencies:

	Three Months Ended
	March 31,
	2017	2016	% Change
British Pound	1.2396	1.4318	(13.4)%
Brazilian real	0.3183	0.2564	24.1%

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

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THREE MONTHS ENDED MARCH 31, 2016

Revenue and Gross Profit

Revenue increased $17.6 million, or 10.1%, to $192.3 million for the current quarter as compared to $174.7 million for the prior year quarter. On a constant currency basis, revenue increased by $20.8 million, or 11.9%, for the current quarter compared to the prior year quarter. Our domestic operations contributed an increase of $21.3 million, primarily resulting from a 21.9% increase in domestic line of credit account revenue and a 14.4% increase in domestic installment loan and RPA revenue in the current quarter compared to the prior year quarter driven by strong customer demand for these products. The increase in revenue from domestic operations was partially offset by a decrease in revenue of $3.6 million (a decrease of $0.4 million on a constant currency basis) from our international operations, primarily due to the wind-down of our Canadian and Australian businesses and, to a lesser extent, the continued effects of the regulatory changes in the United Kingdom in 2014.

Our gross profit increased by $5.3 million to $110.4 million for the current quarter from $105.1 million for the prior year quarter. On a constant currency basis, gross profit increased by $8.2 million for the current quarter compared to the prior year quarter. Our consolidated gross profit as a percentage of revenue, or our gross profit margin, decreased to 57.4%, or 58.0% on a constant currency basis, for the current quarter, from 60.2% for the prior year quarter. The decrease in gross profit margin was primarily driven by the continued strong new customer growth of our domestic short-term and installment and RPA portfolios, which requires higher loss provisions as new customers default at a higher rate than returning customers with a successful history of loan performance.

The following tables set forth the components of revenue and gross profit, separated by product and between domestic and international for the current quarter and the prior year quarter (in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Revenue by product:
Short-term loans	$47,423	$47,598	$(175)	(0.4)%
Line of credit accounts	59,459	48,973	10,486	21.4
Installment loans and RPAs	85,083	77,506	7,577	9.8
Total loans and finance receivables revenue	191,965	174,077	17,888	10.3
Other	298	576	(278)	(48.3)
Total revenue	$192,263	$174,653	$17,610	10.1%

Revenue by product (% to total):
Short-term loans	24.7%	27.3%
Line of credit accounts	30.9	28.0
Installment loans and RPAs	44.2	44.4
Total loans and finance receivables revenue	99.8	99.7
Other	0.2	0.3
Total revenue	100.0%	100.0%

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Domestic:
Revenue	$164,669	$143,428	$21,241	14.8%
Cost of revenue	70,649	60,456	10,193	16.9
Gross profit	$94,020	$82,972	$11,048	13.3
Gross profit margin	57.1%	57.8%	(0.7)%	(1.2)%
International:
Revenue	$27,594	$31,225	$(3,631)	(11.6)%
Cost of revenue	11,235	9,121	2,114	23.2
Gross profit	$16,359	$22,104	$(5,745)	(26.0)
Gross profit margin	59.3%	70.8%	(11.5)%	(16.2)%
Total:
Revenue	$192,263	$174,653	$17,610	10.1%
Cost of revenue	81,884	69,577	12,307	17.7
Gross profit	$110,379	$105,076	$5,303	5.0
Gross profit margin	57.4%	60.2%	(2.8)%	(4.7)%

Loan and Finance Receivable Balances

Our loan and finance receivable balance in our consolidated financial statements for March 31, 2017 and 2016 was $598.7 million and $495.9 million, respectively, before the allowance for losses of $83.3 million and $67.7 million, respectively. The combined loan and finance receivable balance includes $22.5 million and $26.7 million as of March 31, 2017 and 2016, respectively, of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements for March 31, 2017 and 2016, respectively, before the liability for estimated losses of $1.2 million and $1.2 million provided in “Accounts payable and accrued expenses” in our consolidated financial statements for March 31, 2017 and 2016, respectively.

The ending portfolio balance of loans and finance receivables, net of allowance for losses, increased $87.3 million, or 20.4%, to $515.5 million as of March 31, 2017 from $428.2 million as of March 31, 2016, and the outstanding combined portfolio balance of loans and finance receivables, net of allowance and liability for estimated losses, increased $82.7 million, or 18.2%, to $536.8 million as of March 31, 2017 from $454.1 million as of March 31, 2016, primarily due to increased demand for our domestic near-prime installment and consumer and small business line of credit products. The outstanding loan balance for our domestic near-prime product increased 33.8% in the current quarter compared to the prior year quarter resulting in a domestic near-prime portfolio balance that comprises 43.0% of our total loan and finance receivable portfolio balance while short-term loans comprised approximately 11.6% of our total loan and finance receivable portfolio balance in the current quarter, compared to 13.9% in the prior year quarter. We expect this trend to continue as we increase the number of states offering a near-prime installment lending product under our bank program. Management expects the loan balances for our domestic near-prime installment loan product will continue to comprise a larger percentage of the total loan and finance receivable portfolio, due to customer demand for these products and their longer loan term. Additionally, our portfolio of loans and finance receivables serving the needs of small businesses continues to grow and now comprises more than 13% of our total loan and finance receivable portfolio. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

The following tables summarize loan and finance receivable balances outstanding as of March 31, 2017 and 2016 (in thousands):

	As of March 31,
	2017			2016
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables balances:
Short-term loans	$53,205	$18,854	$72,059	$52,381	$20,534	$72,915
Line of credit accounts	124,498	—	124,498	98,351	—	98,351
Installment loans and RPAs	421,014	3,692	424,706	345,174	6,580	351,754
Total ending loans and finance receivables, gross	598,717	22,546	621,263	495,906	27,114	523,020
Less: Allowance and liabilities for losses(a)	(83,254)	(1,187)	(84,441)	(67,704)	(1,182)	(68,886)
Total ending loans and finance receivables, net	$515,463	$21,359	$536,822	$428,202	$25,932	$454,134
Allowance and liability for losses as a % of loans and finance receivables, gross	13.9%	5.3%	13.6%	13.7%	4.4%	13.2%

	As of March 31,
	2017			2016
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables:
Total domestic, gross	$520,615	$22,546	$543,161	$415,950	$27,114	$443,064
Total international, gross	78,102	—	78,102	79,956	—	79,956
Total ending loans and finance receivables, gross	$598,717	$22,546	$621,263	$495,906	$27,114	$523,020

(a)	GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(b)	Except for allowance and liability for estimated losses, amounts shown represent non-GAAP measures.

Average Amount Outstanding per Loan

The average amount outstanding per loan is calculated as the total combined consumer loans, gross balance at the end of the period divided by the total number of combined consumer loans outstanding at the end of the period. The following table shows the average amount outstanding per loan by product at March 31, 2017 and 2016:

	As of March 31,
	2017	2016
Average amount outstanding per loan (in ones)(a)
Short-term loans(b)	$445	$461
Line of credit accounts	1,262	1,120
Installment loans(b)(c)	1,920	1,863
Total loans(b)(c)	$1,256	$1,164

(a)	The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Excludes RPAs.

The average amount outstanding per consumer loan increased to $1,256 from $1,164 during the current quarter compared to the prior year quarter, primarily due to a greater mix of installment loans and line of credit accounts, which have higher average amounts outstanding relative to short-term loans, in the current quarter compared to the prior year quarter.

Average Loan Origination

The average loan origination amount is calculated as the total amount of combined loans originated and renewed for the period divided by the total number of combined consumer loans originated and renewed for the period. The following table shows the average loan origination amount by product for the current quarter compared to the prior year quarter:

	Three Months Ended
	March 31,
	2017	2016
Average loan origination amount (in ones) (a)
Short-term loans (b)	$449	$458
Line of credit accounts (c)	283	289
Installment loans (b)(d)	1,497	1,634
Total loans (b)(d)	$481	$501

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount decreased to $481 from $501 during the current quarter compared to the prior year quarter, mainly due to lower near-prime installment loans as a result of controlling volumes and customer performance.

Loans and Finance Receivables Loss Experience

The allowance and liability for estimated losses as a percentage of combined consumer loans and RPAs increased to 13.6% as of March 31, 2017 from 13.2% as of March 31, 2016, primarily due to a greater concentration of new customers from growth in our short-term and domestic line of credit products.

The cost of revenue in the current quarter was $81.9 million, which was composed of $82.7 million related to Company-owned loans and finance receivables offset by a $0.8 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. The cost of revenue in the prior year quarter was $69.6 million, which was composed of $70.2 million related to Company-owned loans and finance receivables offset by a $0.6 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $98.8 million and $70.0 million in the current quarter and the prior year quarter, respectively.

The following tables show loan and finance receivable balances and fees receivable and the relationship of the allowance and liability for losses to the combined balances of loans and finance receivables for each of the last five quarters (in thousands):

	2016				2017
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Loans and finance receivables:
Gross - Company owned	$495,906	$563,810	$637,612	$660,495	$598,717
Gross - Guaranteed by the Company(a)	27,114	31,227	29,700	32,199	22,546
Combined loans and finance receivables, gross(b)	523,020	595,037	667,312	692,694	621,263
Allowance and liability for losses on loans and finance receivables	68,886	75,653	96,474	100,941	84,441
Combined loans and finance receivables, net(b)	$454,134	$519,384	$570,838	$591,753	$536,822
Allowance and liability for losses as a % of loans and finance receivables, gross(b)	13.2%	12.7%	14.5%	14.6%	13.6%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(b)	Non-GAAP measure.

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

Short-term Loans

Demand for our short-term loan product in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Following regulatory changes in the United Kingdom in 2014, demand for short-term loans in that market increased throughout 2015 and into 2016 though demand weakened in the fourth quarter of 2016, while demand in the United States was much stronger in comparison to 2015, which led to flat year-over-year short-term consumer loan balances.

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

The following table includes information related only to short-term loans and shows our loss experience trends for short-term loans for each of the last five quarters (in thousands):

	2016				2017
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Short-term loans:
Cost of revenue	$13,276	$14,214	$20,531	$21,600	$15,602
Charge-offs (net of recoveries)	16,540	11,720	15,956	21,021	18,975
Average short-term combined loan balance, gross:
Company owned(a)	55,839	54,324	60,761	59,728	58,729
Guaranteed by the Company(a)(b)	25,151	21,443	24,678	24,709	23,153
Average short-term combined loan balance, gross(a)(c)	$80,990	$75,767	$85,439	$84,437	$81,882
Ending short-term combined loan balance, gross:
Company owned	$52,381	$58,798	$60,124	$63,005	$53,205
Guaranteed by the Company(b)	20,534	24,451	23,379	26,092	18,854
Ending short-term combined loan balance, gross(c)	$72,915	$83,249	$83,503	$89,097	$72,059
Ending allowance and liability for losses	$12,598	$14,746	$19,184	$19,486	$16,205

Short-term loan ratios:
Cost of revenue as a % of average short-term combined loan balance, gross(a)(c)	16.4%	18.8%	24.0%	25.6%	19.1%
Charge-offs (net of recoveries) as a % of average short-term combined loan balance, gross(a)(c)	20.4%	15.5%	18.7%	24.9%	23.2%
Gross profit margin	72.1%	69.5%	60.5%	56.8%	67.1%
Allowance and liability for losses as a % of combined loan balance, gross(c)(d)	17.3%	17.7%	23.0%	21.9%	22.5%

(a)	The average short-term combined loan balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan balance, gross, is determined using period-end balances.

Line of Credit Accounts

The cost of revenue as a percentage of average loan balance for line of credit accounts exhibits a similar quarterly seasonal trend to short-term loan loss rates as the ratio is typically lower in the first quarter and increases throughout the remainder of the year, peaking in the second half of the year with higher loan demand. The gross profit margin is generally lower for line of credit accounts as compared to short-term loans because the highest levels of default are exhibited in the early stages of the account, while revenue is recognized over the term of the account. As a result, particularly in periods of higher growth, the gross profit margin will be lower for this product than for our short-term loan products. Conversely, in periods of declining originations and portfolio contraction, the gross profit margin will be higher for this product. The year over year increase in the allowance for losses as a percentage of loan balance was due to higher demand for the domestic line of credit product in the second half of 2016.

The following table includes information related only to line of credit accounts and shows our loss experience trends for line of credit accounts for each of the last five quarters (in thousands):

	2016				2017
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$16,471	$17,251	$29,739	$25,028	$19,831
Charge-offs (net of recoveries)	16,914	14,506	20,973	25,229	24,660
Average loan balance(a)	100,648	105,553	126,371	138,259	135,621
Ending loan balance	98,351	118,030	132,388	144,183	124,498
Ending allowance for losses balance	$15,284	$18,029	$26,795	$26,594	$21,765

Line of credit account ratios:
Cost of revenue as a % of average loan balance(a)	16.4%	16.3%	23.5%	18.1%	14.6%
Charge-offs (net of recoveries) as a % of average loan balance(a)	16.8%	13.7%	16.6%	18.2%	18.2%
Gross profit margin	66.4%	65.7%	49.7%	59.7%	66.6%
Allowance for losses as a % of loan balance(b)	15.5%	15.3%	20.2%	18.4%	17.5%

(a)	The average loan balance for line of credit accounts is the average of the month-end balances during the period.
(b)	Allowance for losses as a % of loan balance is determined using period-end balances.

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

The gross profit margin is generally lower for the installment loan product than for other loan products, primarily because the highest levels of default are exhibited in the early stages of the loan, while revenue is recognized over the term of the loan. In addition, installment loans and RPAs typically have higher average origination amounts. Another factor contributing to the lower gross profit margin is that the product yield for installment loans and RPAs is typically lower than the yield for the other financing products we offer. As a result, particularly in periods of higher growth for the installment loan and RPA portfolios, which has been the case in recent years, the gross profit margin is typically lower for this product than for our short-term loan and line of credit products. Our average installment combined loan and RPA portfolio balance outstanding at March 31, 2017 increased 26.7% in the current quarter compared to the prior year quarter. During the current quarter, we experienced a lower gross profit margin than we experienced in the prior year quarter as a result of the growth in our domestic near-prime installment portfolio and RPAs.

The following table includes information related only to our installment loans and RPAs and shows our loss experience trends for installment loans and RPAs for each of the last five quarters (in thousands):

	2016				2017
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Installment loans and RPAs:
Cost of revenue	$39,830	$33,988	$45,121	$50,917	$46,451
Charge-offs (net of recoveries)	36,541	32,332	37,383	46,411	55,179
Average installment and RPA combined loan and finance receivable balance, gross:
Company owned(a)	344,330	362,222	419,225	448,953	440,886
Guaranteed by the Company(a)(b)	7,476	6,094	6,600	6,093	4,874
Average installment and RPA combined loan and finance receivable balance, gross (a)(c)	$351,806	$368,316	$425,825	$455,046	$445,760
Ending installment and RPA combined loan and finance receivable balance, gross:
Company owned	$345,174	$386,982	$445,100	$453,307	$421,014
Guaranteed by the Company(b)	6,580	6,776	6,321	6,107	3,692
Ending installment and RPA combined loan and finance receivable balance, gross (c)	$351,754	$393,758	$451,421	$459,414	$424,706
Ending allowance and liability for losses	$41,004	$42,878	$50,495	$54,861	$46,471

Installment and RPA loan ratios:
Cost of revenue as a % of average installment and RPA combined loan and finance receivable balance, gross(a)(c)	11.3%	9.2%	10.6%	11.2%	10.4%
Charge-offs (net of recoveries) as a % of average installment and RPA combined loan and finance receivable balance, gross (a)(c)	10.4%	8.8%	8.8%	10.2%	12.4%
Gross profit margin	48.6%	54.7%	46.8%	43.5%	45.4%
Allowance and liability for losses as a % of combined loan and finance receivable balance, gross(c)(d)	11.7%	10.9%	11.2%	11.9%	10.9%

(a)	The average installment and RPA combined loan and finance receivable balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan and finance receivable balance, gross, is determined using period-end balances.

Total Expenses

Total expenses decreased $0.9 million, or 1.3%, to $72.3 million in the current quarter, compared to $73.2 million in the prior year quarter. On a constant currency basis, total expenses decreased $0.1 million, or 0.1%, for the current quarter compared to the prior year quarter.

Marketing expense decreased to $19.6 million in the current quarter compared to $21.2 million in the prior year quarter. Lower online marketing, television advertising and revenue sharing costs were partially offset by higher direct mail costs and lead expenses.

Operations and technology expense increased to $23.5 million in the current quarter compared to $20.1 million in the prior year quarter, primarily due to higher underwriting and selling expenses in both our domestic and international segments, higher headcount costs in our call center, higher domestic transaction costs and computer and software costs.

General and administrative expense decreased $2.2 million, or 8.0%, to $25.7 million in the current quarter compared to $27.9 million in the prior year quarter, primarily due to lower third-party legal and compliance costs associated with the regulatory changes in the United Kingdom and lower rent expense in the current quarter compared to the prior year quarter.

Depreciation and amortization expense decreased $0.5 million, or 12.3%, in the current quarter compared to the prior year quarter.

Interest Expense, Net

Interest expense, net increased $1.3 million, or 8.2%, to $17.2 million in the current quarter compared to $15.9 million in the prior year quarter. The increase was primarily due to an increase in the average amount of debt outstanding, which increased $43.7 million to $638.4 million during the current quarter from $594.7 million during the prior year quarter, partially offset by a slight decrease in the weighted average interest rate on our outstanding debt to 10.79% during the current quarter from 10.81% during the prior year quarter.

Provision for Income Taxes

Provision for income taxes decreased $0.4 million, or 5.4%, to $7.2 million in the current quarter compared to $7.6 million in the prior year quarter. The decrease was primarily due to a decrease in the effective tax rate to 34.3% in the current quarter from 43.6% in the prior year quarter partially offset by a 20.4% increase in income before income taxes. The decrease in the effective tax rate in the current quarter is mainly due to an adjustment related to the excess tax benefit for share-based compensation.

As of March 31, 2017, the balance of unrecognized tax benefits was $381 thousand ($350 thousand net of the federal benefit of state matters), all of which, if recognized, would favorably affect the effective tax rate in any future periods. We had no unrecognized tax benefits as of March 31, 2016. We do not believe it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits will change by a significant amount. We record interest and penalties related to tax matters as income tax expense in the consolidated statement of income.

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

Net Income

Net income increased $4.0 million, or 40.4%, to $13.9 million during the current quarter compared to $9.9 million during the prior year quarter. The increase was primarily due to higher gross profit driven primarily by a $8.4 million contribution from our domestic line of credit product in the current quarter compared to the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

Historically, we have generated significant cash flow through normal operating activities for funding both long-term and short-term needs. Our near-term liquidity is managed to ensure that adequate resources are available to fund our seasonal working capital growth, which is driven by demand for our loan and financing products, and to meet the continued growth in the demand for our near-prime installment products. On May 30, 2014, we issued and sold $500.0 million in senior unsecured notes (“Senior Notes”). On May 14, 2014, we entered into our credit agreement, which was amended on March 25, 2015, November 5, 2015, December 29, 2015, June 30, 2016 and September 30, 2016, as further described below under “Credit Agreement.” As of May 1, 2017, our available borrowings under the Credit Agreement were $29.0 million. On January 15, 2016 and December 1, 2016, we entered into the 2016-1 and 2016‑2 Securitization Facilities, respectively, as further described below. As of May 1, 2017, the outstanding balance under our securitization facilities was $151.0 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under our Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer loan securitization facilities.

As of March 31, 2017, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under our Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending which could be expected to generate additional liquidity.

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

At the end of each month during the nine-month revolving period, the Receivables funded by the Variable Funding Notes will be refinanced through the creation of two Term Notes, which Term Notes will be issued to the holders of the Variable Funding Notes. The non-recourse Securitization Notes mature at various dates, the latest of which will be October 15, 2020 (the “Final Maturity Date”). The 2016-1 Securitization Facility has been amended to extend the revolving period to October 2017 and the latest maturity to October 2021, as discussed below.

The Securitization Notes are issued pursuant to an indenture, dated as of January 15, 2016 (the “Closing Date”). The Securitization Notes bear interest at an annual rate equal to the one month London Interbank Offered Rate (“LIBOR”) rate (subject to a floor of 1%) plus 7.75%, which rate is initially 8.75%. In addition, the Issuer paid certain customary upfront closing fees and will pay customary annual commitment and other fees to the purchasers under the 2016-1 Securitization Facility. The Issuer is permitted to voluntarily prepay any outstanding Securitization Notes, subject to an optional redemption premium. Interest and principal payments on outstanding Securitization Notes are made monthly. Any remaining amounts outstanding will be payable no later than the Final Maturity Date. The Securitization Notes are supported by the cash flows from the underlying Receivables. The holders of the Securitization Notes have no recourse to us if the cash flows from the underlying Receivables are not sufficient to pay all of the principal and interest on the Securitization Notes unless the underlying Receivables breach the representations and warranties made by us as of the related sale date as described below. Additionally, the Receivables will be held by the Issuer at least until the obligations under the Securitization Notes are satisfied. For so long as the Receivables are owned by the Issuer, the outstanding Receivables will not be available to satisfy our other debts and obligations.

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

The agreements evidencing the 2016-1 Facility, all dated as of the Closing Date, include (i) an Indenture between the Issuer and the Indenture Trustee, (ii) a Note Purchase Agreement among the Issuer, NetCredit Loan Services, LLC (f/k/a Enova Lending Services, LLC), as the Master Servicer, the Administrative Agent and certain purchasers, and (iii) a Receivables Purchase Agreement between us and Enova Finance 5, LLC. On July 26, 2016, we and certain of our subsidiaries entered into a First Omnibus Amendment (the “First Amendment”) of the 2016-1 Facility that was established on the Closing Date, pursuant to various agreements with certain purchasers, the Administrative Agent and the Indenture Trustee. The First Amendment effected a variety of minor technical changes to the Indenture, the Note Purchase Agreement, the Receivables Purchase Agreement and the servicing agreement for the 2016-1 Facility. These changes included revised procedures under the Note Purchase Agreement for the disbursement to the Issuer of proceeds from draws under the Variable Funding Notes and clarification of modifications that the servicer is permitted to effect to the terms of the Receivables that have been transferred into the EFR 2016-1 Facility.

On August 17, 2016, we and one of our subsidiaries entered into an Amendment to the Receivables Purchase Agreement. This amendment modified an eligibility criterion for Receivables that we sell under the Agreement.

On September 12, 2016, we and certain of our subsidiaries entered into a Second Omnibus Amendment (the “Second Amendment”) to amend the Indenture and the Receivables Purchase Agreement. The Second Amendment authorized us to include in the 2016-1 Facility Receivables originated by a state-chartered bank and acquired by a subsidiary of us from that bank, and it adjusted the Investment Pool Cumulative Net Loss Trigger for the Initial Term Note Investment Pool (as such terms are defined in the Indenture), which was the seasoned pool of receivables securitized under the 2016-1 Facility on the Closing Date.

On October 20, 2016, we and certain of our subsidiaries entered into a Third Amendment and Limited Waiver (the “Third Amendment”) to amend the Indenture. The Third Amendment increased the maximum principal amount of the 2016-1 Facility to $275 million, increased the Variable Funding Notes maximum principal amount to $40 million until December 31, 2016, and $30 million thereafter, and extended the term of the facility to October 2017. The Third Amendment also adjusted the Note Interest Rate on Term Notes issued after, and amounts outstanding under the Variable Funding Notes after, the date of the Third Amendment (as such terms are defined in the Indenture). The weighted average interest rate on such adjusted Notes will be 9.5%.

On November 14, 2016, we and certain of our subsidiaries entered into a Fourth Amendment (the “Fourth Amendment”) to amend the Indenture and Receivables Purchase Agreement. The Fourth Amendment adjusted the Investment Pool Cumulative Delinquency Trigger (as such term is defined in the Indenture), with an effective date of October 31, 2016.

On December 14, 2016, we and certain of our subsidiaries entered into a Fifth Amendment (the “Fifth Amendment”) to amend the Indenture and Receivables Purchase Agreement. The Fifth Amendment adjusted the Investment Pool Cumulative Delinquency Trigger (as such term is defined in the Indenture) for the Initial Term Notes, with an effective date of November 30, 2016, expanded the categories of Receivables that could be financed through the 2016-1 Facility and made certain other minor changes. These changes will provide us with additional flexibility under the 2016-1 Facility.

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

The 2016-2 Facility is governed by a loan and security agreement, dated as of December 1, 2016, between the Lender and the Debtor. The 2016-2 Facility bears interest at a rate per annum equal to LIBOR (subject to a floor) plus an applicable margin, which rate per annum was initially 12.50%. In addition, the Debtor paid certain customary upfront closing fees to the Lender. Interest payments on the 2016-2 Facility will be made monthly. Subject to certain exceptions, the Debtor is not permitted to prepay the 2016-2 Facility prior to October 1, 2018. Following such date, the Debtor is permitted to voluntarily prepay the 2016-2 Facility without penalty. Any remaining amounts outstanding will be payable no later than December 1, 2019.

All amounts due under the 2016-2 Facility are secured by all of the Debtor’s assets, which include the Redpoint Receivables transferred to the Debtor, related rights under the Redpoint Receivables, a bank account and certain other related collateral.

The 2016-2 Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the Redpoint Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay the related Receivables; and default and termination provisions which provide for the acceleration of the 2016-2 Facility in circumstances including, but not limited to, failure to make payments when due certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the receivables and defaults under other material indebtedness of the Debtor.

Credit Agreement

On March 25, 2015, we and certain of our subsidiaries, as guarantors, entered into an amendment to our revolving credit facility with Jefferies Finance LLC, as administrative agent. The amendment reduced our unsecured revolving line of credit to $65.0 million (from $75.0 million) and increased an additional senior secured indebtedness basket to the greater of $20.0 million or 2.75% of consolidated total assets (as defined in the Credit Agreement) (from $15.0 million or 2% of consolidated total assets). In addition, the March 25, 2015 amendment revised certain definitions and provisions relating to limitations on indebtedness, investments, dispositions, fundamental changes and burdensome agreements to allow certain of our foreign subsidiaries, which opt to become guarantors of our obligations under the Credit Agreement, to be treated as domestic subsidiaries for purposes of those provisions.

On December 29, 2015, we and certain of our subsidiaries, as guarantors, entered into an amendment to the Credit Agreement, which temporarily increased our unsecured revolving line of credit to $75.0 million, an increase of $15.0 million ($5.0 million on December 29, 2015 and $10.0 million on January 4, 2016). Once we received the proceeds from the 2016-1 Securitization Facility, we repaid the outstanding balance on the revolving line of credit in full and, in accordance with the terms of the amendment, the revolving commitment amount was reduced to $40.0 million.

On June 30, 2016, we and certain of our subsidiaries, as guarantors, entered into an amendment to the Credit Agreement, which increased the maximum allowable leverage ratio (as defined in the credit agreement) for the fiscal quarter ended June 30, 2016 to 4.00 to 1.00 (from 3.00 to 1.00) and for the fiscal quarters ended September 30, 2016 and December 31, 2016 to 3.50 to 1.00 (in each case, from 3.00 to 1.00).

On September 30, 2016, we and certain of our subsidiaries, as guarantors, entered into an amendment to the Credit Agreement, which increased the maximum allowable leverage ratio (as defined in the credit agreement) for the fiscal quarters ended September 30, 2016 and thereafter to 4.25 to 1.00 (from 3.50 to 1.00) and decreased the Company’s unsecured revolving line of credit to $35.0 million.

Our Credit Agreement will mature on June 30, 2017, and we are actively reviewing and intend to replace the existing facility on or before the maturity date. We had no borrowings and $6.0 million of standby letters of credit under our Credit Agreement as of March 31, 2017.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Cash flows provided by operating activities	$119,865	$98,592
Cash flows used in investing activities
Loans and finance receivables	$(45,802)	$(65,670)
Change in restricted cash	1,651	(13,717)
Purchases of property and equipment	(2,156)	(2,230)
Other investing activities	1,517	58
Total cash flows used in investing activities	$(44,790)	$(81,559)
Cash flows provided by financing activities	$(20,506)	$52,184

Cash Flows from Operating Activities

Net cash provided by operating activities increased $21.3 million, or 21.6%, to $119.9 million for the current three-month period from $98.6 million for the prior year three-month period. The increase was primarily driven by a $12.3 million increase in cost of revenue, a non-cash expense, during the current three-month period, and a $4.0 million increase in net income.

Other significant changes in net cash provided by operating activities for the current three-month period compared to the prior year three-month period included cash flows from the following activities:

•

changes in finance and service charges on loans and finance receivables resulted in a $12.5 million increase in net cash provided by operating activities, primarily due to strong line of credit and installment loan originations in the second half of 2016; and

•

changes in accounts payable and accrued expenses resulted in a $7.3 million decrease in net cash provided by operating activities, primarily due to lower accrued expense liabilities and a lower fair value of the contingent consideration liability related to a prior acquisition.

Management believes cash flows from operations and available cash balances and borrowings under our consumer loan securitization facilities and Credit Agreement, which may include increased borrowings under our Credit Agreement, any refinancing or replacement thereof and additional securitization of consumer loans, will be sufficient to fund our future operating liquidity needs, including to fund our working capital growth.

Cash Flows from Investing Activities

Net cash used in investing activities decreased $36.8 million, or 45.1%, for the current three-month period compared to the prior year three-month period. This decrease was primarily due to a $19.9 million decrease in net cash invested loans and finance receivables, reflecting a $17.0 million increase in payments received from customers, as well as an increase in the change in restricted cash resulting in a $15.4 million decrease in cash used in investing activities.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the current three-month period reflects $20.0 million in net repayments under our securitization facilities. Cash flows provided by financing activities for the prior year three-month period primarily reflects $113.9 million in net borrowings under our 2016‑1 Securitization Facility, partially offset by $58.4 million of net repayments under our unsecured revolving line of credit under the Credit Agreement and $3.3 million of debt issuance costs paid in connection with the consumer loan securitization financing transactions.

OFF-BALANCE SHEET ARRANGEMENTS

In certain markets, we arrange for consumers to obtain consumer loan products from independent third-party lenders through our CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loan. When a customer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan received by the customer from the third-party lender if the customer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default, which generally occurs after one payment is missed. As of March 31, 2017 and 2016, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $22.5 million and $26.7 million, respectively, which were guaranteed by us. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by us of $1.2 million and $1.2 million, as of March 31, 2017 and 2016, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets. Our CSO programs are further described under the caption “Products and Services” above.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in foreign currency exchange rates. We do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes. There have been no material changes to our exposure to market risks since December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2017 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the Risk Factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except as follows:

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

Certain consumer advocacy groups and federal and state legislators and regulators have advocated that laws and regulations should be tightened so as to severely limit, if not eliminate, the type of loan products and services we offer to consumers, and this has resulted in both the executive and legislative branches of the U.S. federal government and state governmental bodies exhibiting an interest in debating legislation that could further regulate consumer loan products and services such as those that we offer. The U.S. Congress, as well as other similar federal, state and local bodies and similar international governmental authorities, have debated, and may in the future adopt, legislation or regulations that could, among other things, place a cap (or decrease a current cap) on the interest or fees that we can charge or a cap on the effective annual percentage rate that limits the amount of interest or fees that may be charged, ban or limit loan renewals or extensions of short-term loans (where the customer agrees to pay the current finance charge on a loan for the right to make payment of the outstanding principal balance of such loan at a later date plus an additional finance charge), including the rates to be charged for loan renewals or extensions, require us to offer an extended payment plan, limit origination fees for loans, require changes to our underwriting or collections practices, require lenders to be bonded or to report consumer loan activity to databases designed to monitor or restrict consumer borrowing activity, impose “cooling off” periods between the time a loan is paid off and another loan is obtained or prohibit us from providing any of our consumer loan products in the United States to active duty military personnel, active members of the National Guard or members on active reserve duty and their spouses and immediate dependents. The Maryland General Assembly passed House Bill 1270 on March 31, 2017 and Senate Bill 527 on April 10, 2017. The legislation limits the total fees, charges and interest that can be assessed on unsecured open-end loans to Maryland consumers to an effective rate of 33% per year. The governor of Maryland has until May 30, 2017, to veto the legislation; otherwise, it becomes law with an effective date of July 1, 2017. We cannot currently assess the likelihood of any future unfavorable federal, state, local or international legislation or regulations being proposed or enacted that could affect our products and services.

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

Significant new laws and regulations have also been adopted in the United Kingdom, and further new laws and regulations will continue to be imposed. See “— The United Kingdom has imposed, and continues to impose, increased regulation of the short-term high-cost credit industry with the stated expectation that some firms will exit the market” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for additional information. Furthermore, legislative or regulatory actions may be influenced by negative perceptions of us and our industry, even if such negative perceptions are inaccurate, attributable to conduct by third parties not affiliated with us (such as other industry members), or attributable to matters not specific to our industry.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 – January 31, 2017	—	$—	—	—
February 1 – February 28, 2017	34,301	14.80	—	—
March 1 – March 31, 2017	2,122	13.55	—	—
Total	36,423	$14.73	—	—

(a)	Shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2017	ENOVA INTERNATIONAL, INC.

	By:	/s/ Steven E. Cunningham
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