Form 10-Q
period 2017-06-30
Enova International, Inc.
filed 2017-08-02
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

33,683,298 of the Registrant’s common shares, $.00001 par value, were outstanding as of August 1, 2017.

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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	June 30,		December 31,
	2017	2016	2016
Assets
Cash and cash equivalents	$46,209	$39,167	$39,934
Restricted cash and cash equivalents (includes restricted cash of consolidated VIEs of $19,119, $13,930 and $19,468 as of June 30, 2017 and 2016 and December 31, 2016, respectively)	26,636	34,601	26,306
Loans and finance receivables, net (includes loans of consolidated VIEs of $240,444, $155,313 and $234,497 and allowance for losses of $17,072, $13,024 and $17,731 as of June 30, 2017 and 2016 and December 31, 2016, respectively)	563,996	489,990	561,550
Income taxes receivable	13,410	—	—
Other receivables and prepaid expenses	22,006	18,468	19,524
Property and equipment, net	44,329	47,206	47,100
Goodwill	267,012	267,013	267,010
Intangible assets, net	4,865	5,946	5,404
Other assets	13,406	8,478	11,051
Total assets	$1,001,869	$910,869	$977,879
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$62,799	$75,175	$71,671
Income taxes currently payable	—	2,912	282
Deferred tax liabilities, net	25,753	19,677	14,316
Long-term debt (includes long-term debt of consolidated VIEs of $151,987, $106,846 and $165,419 and debt issuance costs of $1,054, $2,948 and $1,869, as of June 30, 2017 and 2016 and December 31, 2016, respectively)	638,749	588,824	649,911
Total liabilities	727,301	686,588	736,180
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 33,752,662, 33,236,539 and 33,364,525 shares issued and 33,635,215, 33,197,558 and 33,293,100 outstanding as of June 30, 2017 and 2016 and December 31, 2016, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	23,753	14,073	18,446
Retained earnings	261,180	218,904	235,455
Accumulated other comprehensive loss	(9,069)	(8,447)	(11,578)
Treasury stock, at cost (117,447, 38,981 and 71,425 shares as of June 30, 2017 and 2016 and December 31, 2016, respectively)	(1,296)	(249)	(624)
Total stockholders' equity	274,568	224,281	241,699
Total liabilities and stockholders' equity	$1,001,869	$910,869	$977,879

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$189,904	$172,535	$382,167	$347,188
Cost of Revenue	79,862	65,453	161,746	135,030
Gross Profit	110,042	107,082	220,421	212,158
Expenses
Marketing	23,410	25,597	42,993	46,778
Operations and technology	21,818	20,935	45,349	41,069
General and administrative	26,245	27,515	51,941	55,440
Depreciation and amortization	3,366	4,228	6,863	8,215
Total Expenses	74,839	78,275	147,146	151,502
Income from Operations	35,203	28,807	73,275	60,656
Interest expense, net	(17,012)	(16,026)	(34,234)	(31,941)
Foreign currency transaction gain	62	471	289	2,039
Income before Income Taxes	18,253	13,252	39,330	30,754
Provision for income taxes	6,380	5,064	13,605	12,703
Net Income	$11,873	$8,188	$25,725	$18,051
Earnings Per Share:
Earnings per common share:
Basic	$0.35	$0.25	$0.77	$0.54
Diluted	$0.35	$0.25	$0.75	$0.54
Weighted average common shares outstanding:
Basic	33,553	33,175	33,463	33,159
Diluted	34,125	33,335	34,081	33,261

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Income	$11,873	$8,188	$25,725	$18,051
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)(1)	1,371	(3,689)	2,509	(3,825)
Total other comprehensive gain (loss), net of tax	1,371	(3,689)	2,509	(3,825)
Comprehensive Income	$13,244	$4,499	$28,234	$14,226

(1)

Net of tax (provision) benefit of $(775) and $2,076 for the three months ended June 30, 2017 and 2016, respectively, and $(1,418) and $2,153 for the six months ended June 30, 2017 and 2016, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2015	33,151	$—	$9,924	$200,853	$(4,622)	(29)	$(187)	$205,968
Stock-based compensation expense		—	4,149	—	—		—	4,149
Shares issued under stock-based plans	86	—	—	—	—		—	—
Net income		—	—	18,051	—		—	18,051
Foreign currency translation loss, net of tax		—	—	—	(3,825)		—	(3,825)
Purchases of treasury shares, at cost		—	—	—	—	(10)	(62)	(62)
Balance at June 30, 2016	33,237	$—	$14,073	$218,904	$(8,447)	(39)	$(249)	$224,281

Balance at December 31, 2016	33,365	$—	$18,446	$235,455	$(11,578)	(71)	$(624)	$241,699
Stock-based compensation expense		—	5,307	—	—		—	5,307
Shares issued under stock-based plans	388	—	—	—	—		—	—
Net income		—	—	25,725	—		—	25,725
Foreign currency translation gain, net of tax		—	—	—	2,509		—	2,509
Purchases of treasury shares, at cost		—	—	—	—	(46)	(672)	(672)
Balance at June 30, 2017	33,753	$—	$23,753	$261,180	$(9,069)	(117)	$(1,296)	$274,568

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash Flows from Operating Activities
Net Income	$25,725	$18,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,863	8,215
Amortization of deferred loan costs and debt discount	3,134	3,410
Cost of revenue	161,746	135,030
Stock-based compensation expense	5,307	4,149
Deferred income taxes, net	10,011	(696)
Other	—	(151)
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	3,463	(9,909)
Other receivables and prepaid expenses	(4,095)	2,034
Accounts payable and accrued expenses	(12,404)	11,959
Current income taxes	(13,692)	8,415
Net cash provided by operating activities	186,058	180,507
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(607,432)	(605,714)
Loans and finance receivables repaid	442,701	415,530
Change in restricted cash	13	(27,935)
Purchases of property and equipment	(5,301)	(7,649)
Other investing activities	1,482	95
Net cash used in investing activities	(168,537)	(225,673)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	—	20,000
Repayments under revolving line of credit	—	(78,400)
Borrowings under securitization facility	65,600	162,761
Repayments under securitization facility	(79,031)	(55,915)
Debt issuance costs paid	(1,797)	(3,271)
Treasury shares purchased	(672)	(62)
Net cash (used in) provided by financing activities	(15,900)	45,113
Effect of exchange rates on cash	4,654	(2,846)
Net increase (decrease) in cash and cash equivalents	6,275	(2,899)
Cash and cash equivalents at beginning of year	39,934	42,066
Cash and cash equivalents at end of period	$46,209	$39,167

Supplemental Disclosures
Loans and finance receivables renewed	$148,322	$151,844

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

Basis of Presentation

On September 7, 2011, Cash America International, Inc. (“Cash America,” now known as FirstCash, Inc. due to its merger with First Cash Financial Services, Inc. on September 1, 2016), formed a new company, Enova International, Inc. (the “Company”). On September 13, 2011, Cash America contributed to the Company all of the stock of its wholly-owned subsidiary, Enova Online Services, Inc., in exchange for 33 million shares of the Company’s common stock. The Company became an independent, publicly traded company on November 13, 2014 when Cash America completed the tax-free spin-off of approximately 80% of the outstanding shares of the Company to holders of Cash America’s common stock (the “Spin-off”). Cash America (and then First Cash) retained approximately 20% of the Company’s stock but completed the sale of its entire holding in the Company as of December 6, 2016. The consolidated financial statements of the Company reflect the historical results of operations and cash flows of the Company during each respective period. The financial statements include goodwill and intangible assets arising from businesses previously acquired.

The Company operates an internet-based lending platform to serve customers in need of cash to fulfill their financial responsibilities. Through a network of direct and indirect marketing channels, the Company offers funds to its customers through a variety of unsecured loan and finance receivable products. The business is operated primarily through the internet to provide convenient, fully-automated financial solutions to its customers. The Company originates, arranges, guarantees or purchases consumer loans and provides financing to small businesses through a line of credit account, installment loan or receivables purchase agreement product (“RPAs”). Consumer loans include short-term loans, line of credit accounts and installment loans. RPAs represent a right to receive future receivables from a small business. “Loans and finance receivables” include consumer loans, small business lines of credit, small business installment loans and RPAs.

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

The financial statements presented as of June 30, 2017 and 2016 and for the three and six-month periods ended June 30, 2017 and 2016 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. Operating results for three and six-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Revenue Recognition

The Company recognizes revenue based on the financing products and services it offers and on loans it acquires. “Revenue” in the consolidated statements of income includes: interest income, finance charges, fees for services provided through the Company’s credit services organization and credit access business programs (“CSO programs”) (“CSO fees”), revenue on RPAs, service charges, draw fees, minimum billing fees, purchase fees, late fees and non-sufficient funds fees as permitted by applicable laws and pursuant to the agreement with the customer. For short-term loans that the Company offers, interest and finance charges are recognized on an effective yield basis over the term of the loan. For line of credit accounts, interest is recognized over the reporting period based upon the balance outstanding and the contractual interest rate, draw fees are recognized on an effective yield basis over the estimated outstanding period of the draw, and minimum billing fees are recognized when assessed to the customer. For installment loans, interest is recognized on an effective yield basis over the term of the loan. For RPAs, revenue and purchase fees are recognized on an effective yield basis over the projected delivery term of the agreements and fees are recognized when assessed. CSO fees are recognized on an effective yield basis over the term of the loan. Late and nonsufficient funds fees are recognized when assessed to the customer. Direct costs associated with originating loans and purchasing RPAs, such as third-party customer acquisition costs, are deferred and amortized against revenue on an effective yield basis over the term of the loan or the projected delivery term of the finance receivable. Short-term loans, line of credit accounts, installment loans, RPAs, unpaid and accrued interest, fees and revenue and deferred origination costs are included in “Loans and finance receivables, net” in the consolidated balance sheets.

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

The Company first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In assessing the qualitative factors, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market environment, overall financial performance of the Company, cash flow from operating activities, market capitalization and stock price. If the Company determines that the two-step quantitative impairment test is required, management uses the income approach to complete its annual goodwill assessment. The income approach uses future cash flows and estimated terminal values for the Company that are discounted using a market participant perspective to determine the fair value, which is then compared to the carrying value to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. The Company completed its annual assessment of goodwill as of June 30, 2017 based on qualitative factors and determined that the fair value of its goodwill exceeded carrying value, and, as a result, no impairment existed at that date. Although no goodwill impairment was noted, there can be no assurances that future goodwill impairments will not occur.

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

Accounting Standards to be Adopted in Future Periods

In May 2017, the FASB issued ASU 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”) clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective on a prospective basis for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The adoption of ASU 2017-09 is not expected to have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”) to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. ASU 2017-05 is effective at the same time as the amendments in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Therefore, for public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company does not expect that the adoption of ASU 2017-05 will have a material effect on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) to simplify the accounting for goodwill impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect that the adoption of ASU 2017-04 will have a material effect on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides a screen to determine when an asset or group of assets acquired is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

need to be further evaluated. ASU 2017-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The Company does not expect that the adoption of ASU 2017-01 will have a material effect on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires entities to recognize the income tax impact of an intra-entity sale or transfer of an asset other than inventory when the sale or transfer occurs, rather than when the asset has been sold to an outside party. ASU 2016-16 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Company does not expect that the adoption of ASU 2016-16 will have a material effect on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date, deferring the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to clarify revenue recognition accounting when a third party is involved in providing goods or services to a customer. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, to clarify the implementation guidance on identifying performance obligations and licensing. Early adoption of ASU 2016‑10 is permitted only as of an annual reporting period beginning after December 15, 2016. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, to reduce the risk of diversity in practice for certain aspects in ASU 2014-09, including collectibility, noncash consideration, presentation of sales tax and transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies the guidance in Topic 606 on assessing certain aspects of the new revenue standard. The Company does not expect that the adoption of ASU 2014-09 will have a material impact on its consolidated financial statements.

2.	Acquisitions

On June 23, 2015, the Company completed the purchase of certain assets of a company operating as The Business Backer, LLC, which purchases discounted future accounts receivables from small businesses in the United States through RPAs, which provide working capital for small businesses. The total consideration of $26.4 million was comprised of $17.7 million in cash at closing, a $3.0 million promissory note (included in “Accounts payable and accrued expenses” in the consolidated balance sheets) and estimated contingent consideration of $5.7 million based on future earn-out opportunities. The contingent purchase consideration was recorded at its estimated fair value at the date of acquisition based upon the Company’s assessment of the probable earnings attributable to the business as defined in the purchase agreement. To the extent operating results exceed the Company’s estimate, additional contingent consideration would be due, however the total consideration paid may not exceed $71 million. The contingent purchase consideration is revalued each reporting period with changes in fair value of the contingent consideration obligations recognized as a gain or loss on fair value remeasurement in our consolidated statements of income. The fair value of the contingent purchase consideration was remeasured as of December 31, 2016 and a gain from the fair value remeasurement of $3.3 million was recognized. There was no change in fair value measurement of contingent consideration for the three and six months ended June 30, 2017.

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

3.	Loans and Finance Receivables, Credit Quality Information and Allowances and Liabilities for Estimated Losses on Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three and six months ended June 30, 2017 and 2016 was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Short-term loans	$46,776	$46,640	$94,199	$94,238
Line of credit accounts	58,824	50,275	118,283	99,248
Installment loans and RPAs	84,057	74,991	169,140	152,497
Total loans and finance receivables revenue	189,657	171,906	381,622	345,983
Other	247	629	545	1,205
Total revenue	$189,904	$172,535	$382,167	$347,188

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The components of Company-owned loans and finance receivables at June 30, 2017 and 2016 and December 31, 2016 were as follows (dollars in thousands):

	As of June 30, 2017
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$39,213	$125,953	$424,703	$589,869
Delinquent receivables:
Delinquent payment amounts(1)	—	2,983	2,470	5,453
Receivables on non-accrual status	22,352	5,218	24,943	52,513
Total delinquent receivables	22,352	8,201	27,413	57,966
Total loans and finance receivables, gross	61,565	134,154	452,116	647,835
Less: Allowance for losses	(15,688)	(22,847)	(45,304)	(83,839)
Loans and finance receivables, net	$45,877	$111,307	$406,812	$563,996

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of June 30, 2016
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$40,157	$109,800	$359,027	$508,984
Delinquent receivables:
Delinquent payment amounts(1)	—	3,543	1,197	4,740
Receivables on non-accrual status	18,641	4,687	26,758	50,086
Total delinquent receivables	18,641	8,230	27,955	54,826
Total loans and finance receivables, gross	58,798	118,030	386,982	563,810
Less: Allowance for losses	(13,354)	(18,029)	(42,437)	(73,820)
Loans and finance receivables, net	$45,444	$100,001	$344,545	$489,990

	As of December 31, 2016
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$35,516	$130,576	$413,638	$579,730
Delinquent receivables:
Delinquent payment amounts(1)	—	4,560	2,110	6,670
Receivables on non-accrual status	27,489	9,047	37,559	74,095
Total delinquent receivables	27,489	13,607	39,669	80,765
Total loans and finance receivables, gross	63,005	144,183	453,307	660,495
Less: Allowance for losses	(17,770)	(26,594)	(54,581)	(98,945)
Loans and finance receivables, net	$45,235	$117,589	$398,726	$561,550

(1)

Represents the delinquent portion of installment loans and line of credit account balances for customers that have only missed one payment and RPA customers who have not delivered agreed upon receivables. See “Current and Delinquent Loans and Finance Receivables” above for additional information.

Changes in the allowance for losses for the Company-owned loans and finance receivables and the liability for losses on the Company’s guarantees of third-party lender-owned loans during the three and six months ended June 30, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended June 30, 2017
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$15,161	$21,765	$46,328	$83,254
Cost of revenue	15,867	19,868	43,373	79,108
Charge-offs	(21,062)	(22,080)	(54,452)	(97,594)
Recoveries	5,523	3,294	10,009	18,826
Effect of foreign currency translation	199	—	46	245
Balance at end of period	$15,688	$22,847	$45,304	$83,839
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,044	$—	$143	$1,187
Increase in liability	717	—	37	754
Balance at end of period	$1,761	$—	$180	$1,941

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30, 2016
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$11,693	$15,284	$40,727	$67,704
Cost of revenue	13,727	17,251	33,824	64,802
Charge-offs	(16,787)	(17,998)	(39,870)	(74,655)
Recoveries	5,067	3,492	7,538	16,097
Effect of foreign currency translation	(346)	—	218	(128)
Balance at end of period	$13,354	$18,029	$42,437	$73,820
Liability for third-party lender-owned loans:
Balance at beginning of period	$905	$—	$277	$1,182
Increase in liability	487	—	164	651
Balance at end of period	$1,392	$—	$441	$1,833

	Six Months Ended June 30, 2017
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$17,770	$26,594	$54,581	$98,945
Cost of revenue	32,141	39,699	89,961	161,801
Charge-offs	(45,441)	(50,544)	(119,774)	(215,759)
Recoveries	10,927	7,098	20,152	38,177
Effect of foreign currency translation	291	—	384	675
Balance at end of period	$15,688	$22,847	$45,304	$83,839
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,716	$—	$280	$1,996
Increase (decrease) in liability	45	—	(100)	(55)
Balance at end of period	$1,761	$—	$180	$1,941

	Six Months Ended June 30, 2016
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$14,652	$15,727	$36,943	$67,322
Cost of revenue	27,396	33,722	73,835	134,953
Charge-offs	(38,363)	(38,597)	(82,669)	(159,629)
Recoveries	10,103	7,177	13,796	31,076
Effect of foreign currency translation	(434)	—	532	98
Balance at end of period	$13,354	$18,029	$42,437	$73,820
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,298	$—	$458	$1,756
Increase (decrease) in liability	94	—	(17)	77
Balance at end of period	$1,392	$—	$441	$1,833

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of June 30, 2017 and 2016 and December 31, 2016, the amount of

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

consumer loans guaranteed by the Company was $28.0 million, $31.2 million and $32.2 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $1.9 million, $1.8 million and $2.0 million, as of June 30, 2017 and 2016 and December 31, 2016, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

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

The Company records an investment in the preferred stock of a privately-held developing financial services entity under the cost method. The carrying value of the Company’s investment in this unconsolidated investee was $6.7 million as of June 30, 2017 and 2016 and December 31, 2016, and was held in “Other assets” in the Company’s consolidated balance sheets. The Company evaluates this investment for impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of the investment below carrying value. Based on the Company’s evaluation of this investment at June 30, 2017, the Company determined that an impairment loss was not probable at that date.

5.	Long-term debt

The Company’s long-term debt instruments and balances outstanding as of June 30, 2017 and 2016 and December 31, 2016 were as follows (dollars in thousands):

	June 30,		December 31,
	2017	2016	2016

Securitization notes	$151,987	$106,846	$165,419
Senior Notes	496,029	495,235	495,622
Subtotal	648,016	602,081	661,041
Less: Long-term debt issuance costs	(9,267)	(13,257)	(11,130)
Total long-term debt	$638,749	$588,824	$649,911

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Variable Funding Notes. The non-recourse Securitization Notes mature at various dates, the latest of which will be October 15, 2020 (the “Final Maturity Date”). The 2016-1 Securitization Facility has been amended to extend the revolving period to October 2017 and the latest maturity to October 2021, as discussed below.

The Securitization Notes are issued pursuant to an indenture, dated as of January 15, 2016 (the “Closing Date”). The Securitization Notes bear interest at an annual rate equal to the one month London Interbank Offered Rate (“LIBOR”) (subject to a floor of 1%) plus 7.75%, which rate was initially 8.75%. In addition, the Issuer paid certain customary upfront closing fees and will pay customary annual commitment and other fees to the purchasers under the 2016-1 Securitization Facility. The Issuer is permitted to voluntarily prepay any outstanding Securitization Notes, subject to an optional redemption premium. Interest and principal payments on outstanding Securitization Notes are made monthly. Any remaining amounts outstanding will be payable no later than the Final Maturity Date. The Securitization Notes are supported by the cash flows from the underlying Receivables. The holders of the Securitization Notes have no recourse to the Company if the cash flows from the underlying Receivables are not sufficient to pay all of the principal and interest on the Securitization Notes unless the underlying Receivables breach the representations and warranties made by us as of the related sale date as described below. Additionally, the Receivables will be held by the Issuer at least until the obligations under the Securitization Notes are satisfied. For so long as the Receivables are owned by the Issuer, the outstanding Receivables will not be available to satisfy the Company’s other debts and obligations.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

As of June 30, 2017 and 2016, the carrying amount of the 2016-1 Securitization Facility was $138.8 million and $103.9 million, respectively, which included unamortized issuance costs of $1.1 million and $2.9 million, respectively. The issuance costs are being amortized to interest expense over a period of four years. The total interest expense recognized was $7.5 million and $6.2 million of which $0.8 million and $1.8 million represented the non-cash amortization of the issuance costs for the six months ended June 30, 2017 and 2016, respectively.

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

As of June 30, 2017, the carrying amount of the 2016-2 Facility was $12.1 million. In connection with the issuance of the 2016-2 Facility, the Company incurred debt issuance costs of approximately $0.2 million. The unamortized balance of these costs as of June 30, 2017 is included in “Other assets” in the consolidated balance sheets. These costs are being amortized to interest expense over a period of 36 months, the term of the 2016-2 Facility. The total interest expense recognized was $0.9 million for the six months ended June 30, 2017.

Revolving Credit Facilities

On May 14, 2014, the Company and certain of its subsidiaries as guarantors entered into a credit agreement among the Company, the guarantors, Jefferies Finance LLC as administrative agent and Jefferies Group LLC as lender (the “2014 Credit Agreement”). The 2014 Credit Agreement was terminated on June 30, 2017. The Company had no outstanding borrowings under the 2014 Credit Agreement as of June 30, 2016 and December 31, 2016.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The 2014 Credit Agreement also included a sub-limit of up to $20.0 million for standby or commercial letters of credit. In the event that an amount was paid by the issuing bank under a letter of credit, it would have been due and payable by the Company on demand. The Company had outstanding letters of credit under the 2014 Credit Agreement of $6.6 million as of each of June 30, 2016 and December 31, 2016.

In connection with the issuance of the 2014 Credit Agreement, as amended, the Company incurred debt issuance costs of approximately $1.6 million, which primarily consisted of underwriting fees and legal expenses. The unamortized balance of these costs was included in “Other assets” in the consolidated balance sheets. These costs were amortized to interest expense over a period of 37 months, the term of the 2014 Credit Agreement.

On June 30, 2017, the Company and certain of its operating subsidiaries entered into an asset-backed secured revolving credit agreement with a syndicate of banks including TBK Bank, SSB (“TBK”), as Administrative Agent and Collateral Agent, Jefferies Finance LLC and TBK as Joint Lead Arrangers and Joint Lead Bookrunners, and Green Bank, N.A., as Lender (the “2017 Credit Agreement”).

The 2017 Credit Agreement is secured by domestic receivables and replaced the 2014 Credit Agreement. The borrowing limit in the 2017 Credit Agreement increased to $40 million from $35 million in the 2014 Credit Agreement, and its maturity date is May 1, 2020. The Company had no outstanding borrowings under the 2017 Credit Agreement as of June 30, 2017.

The 2017 Credit Agreement provides for a revolving credit line with interest on borrowings under the facility at prime rate plus 1.00%. In addition, the 2017 Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the line, and ranges from 0.30% per annum to 0.50% per annum depending on usage. A portion of the revolving credit facility, up to a maximum of $20 million, is available for the issuance of letters of credit. The Company had outstanding letters of credit under the 2017 Credit Agreement of $6.0 million as of June 30, 2017. The 2017 Credit Agreement provides for certain prepayment penalties if it is terminated on or before its first and second anniversary date, subject to certain exceptions.

The 2017 Credit Agreement contains certain limitations on the incurrence of additional indebtedness, investments, the attachment of liens to the Company’s property, the amount of dividends and other distributions, fundamental changes to the Company or its business and certain other activities of the Company. The 2017 Credit Agreement contains standard financial covenants for a facility of this type based on a leverage ratio and a fixed charge coverage ratio. The 2017 Credit Agreement also provides for customary affirmative covenants, including financial reporting requirements, and certain events of default, including payment defaults, covenant defaults and other customary defaults.

In connection with the issuance of the 2017 Credit Agreement, as amended, the Company incurred debt issuance costs of approximately $1.8 million, which primarily consisted of underwriting fees and legal expenses. The unamortized balance of these costs as of June 30, 2017 is included in “Other assets” in the consolidated balance sheets. These costs are being amortized to interest expense over a period of 34 months, the term of the 2017 Credit Agreement.

$500.0 Million 9.75% Senior Unsecured Notes

On May 30, 2014, the Company issued and sold $500.0 million in aggregate principal amount of 9.75% Senior Notes due 2021 (the “Senior Notes”). The Senior Notes bear interest at a rate of 9.75% annually on the principal amount payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2014. The Senior Notes were sold at a discount of the principal amount to yield 10.0% to maturity and will mature on June 1, 2021. As of June 30, 2017 and 2016, the carrying amount of the Senior Notes was $487.8 million and $484.9 million, respectively, which included an unamortized discount of $4.0 million and $4.8 million, respectively, and unamortized issuance costs of $8.2 million and $10.3 million, respectively. The discount and issuance costs are being amortized to interest expense over a period of seven years, through the maturity date of June 1, 2021. The total interest expense recognized was $25.8 million for each of the six months ended June 30, 2017 and 2016, of which $0.4 million represented the non-cash amortization of the discount and $1.0 million represented the non-cash amortization of the issuance costs for each of the six months ended June 30, 2017 and 2016.

Weighted-average interest rates on long-term debt were 10.72% and 10.92% during the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017 and 2016 and December 31, 2016, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreement(s).

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income	$11,873	$8,188	$25,725	$18,051
Denominator:
Total weighted average basic shares	33,553	33,175	33,463	33,159
Shares applicable to stock-based compensation	572	160	618	102
Total weighted average diluted shares	34,125	33,335	34,081	33,261
Earnings per share:
Net income per share – basic	$0.35	$0.25	$0.77	$0.54
Net income per share – diluted	$0.35	$0.25	$0.75	$0.54

For the three months ended June 30, 2017 and 2016, 1,640,484 and 1,934,404 shares of common stock underlying stock options, respectively, and 193,156 and 396,645 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. For the six months ended June 30, 2017 and 2016, 1,503,370 and 1,941,009 shares of common stock underlying stock options, respectively, and 331,326 and 609,200 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present information on the Company’s domestic, international operations and corporate services as of and for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
Domestic	$158,073	$140,342	$322,742	$283,770
International	31,831	32,193	59,425	63,418
Total revenue	$189,904	$172,535	$382,167	$347,188

Income (Loss) from operations
Domestic	$58,565	$49,120	$120,635	$104,702
International	3,728	7,326	5,922	10,477
Corporate services	(27,090)	(27,639)	(53,282)	(54,523)
Total income from operations	$35,203	$28,807	$73,275	$60,656

Depreciation and amortization
Domestic	$1,532	$1,585	$3,058	$3,167
International	361	799	740	1,404
Corporate services	1,473	1,844	3,065	3,644
Total depreciation and amortization	$3,366	$4,228	$6,863	$8,215

Expenditures for property and equipment
Domestic	$1,429	$2,261	$2,040	$3,030
International	1,035	642	2,120	1,446
Corporate services	681	2,516	1,141	3,173
Total expenditures for property and equipment	$3,145	$5,419	$5,301	$7,649

	June 30,
	2017	2016
Property and equipment, net
Domestic	$19,872	$17,524
International	6,364	4,495
Corporate services	18,093	25,187
Total property and equipment, net	$44,329	$47,206

Assets
Domestic	$820,156	$734,150
International	115,535	98,651
Corporate services	66,178	78,068
Total assets	$1,001,869	$910,869

Geographic Information

The following table presents the Company’s revenue by geographic region for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
United States	$158,073	$140,342	$322,742	$283,770
United Kingdom	27,406	26,180	51,849	52,089
Other international countries	4,425	6,013	7,576	11,329
Total revenue	$189,904	$172,535	$382,167	$347,188

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $44.3 million and $47.2 million at June 30, 2017 and 2016, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

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

The Company is also a defendant in certain routine litigation matters encountered in the ordinary course of its business. Certain of these matters may be covered to an extent by insurance or by indemnification agreements with third parties. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Headquarters Relocation

During 2014 the Company accelerated the lease expiration date for approximately 86,000 rentable square feet at its prior headquarters office space effective June 30, 2015. The Company relocated to its current headquarters in 2015 and recognized an expense of $3.7 million which was included as “General and administrative expense” and consisted of a lease exit liability of $2.9 million for the remaining lease payments, net of estimated sublease income of $1.7 million, and $0.8 million for the removal of property and restoration costs related to the prior headquarters lease. The Company did not incur further material costs related to the relocation.

The following table is a summary of the exit and disposal activity and liability balances as a result of the headquarters relocation for the six months ended June 30, 2017 and the twelve months ended December 31, 2016 (in thousands):

	Lease Termination Costs	Other Exit Costs	Total
Balance at January 1, 2016	$1,425	$204	$1,629
Payments	(1,132)	—	(1,132)
Adjustments	344	(69)	275
Balance at December 31, 2016	$637	$135	$772

Balance at January 1, 2017	$637	$135	$772
Payments	(554)	(9)	(563)
Adjustments	(83)	(126)	(209)
Balance at June 30, 2017	$—	$—	$—

9.	Derivative Instruments

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company has periodically used forward currency exchange contracts to minimize the effects of foreign currency risk in the United Kingdom. The forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction gain” in the Company’s consolidated statements of income. As of June 30, 2017, the Company did not manage its exposure to risk from foreign currency exchange rate fluctuations through the use of forward currency exchange contracts in the United Kingdom or Brazil.

The Company had no outstanding derivative instruments as of June 30, 2017 and 2016 and December 31, 2016.

There were no effects of derivative instruments on the consolidated results of operations and accumulated other comprehensive income (“AOCI”) for the three months ended June 30, 2017 and 2016.

The following table presents information on the effect of derivative instruments on the consolidated results of operations and accumulated other comprehensive income for the six months ended June 30, 2017 and 2016 (dollars in thousands):

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

A current officer of the Company has an ongoing ownership interest in the small business from which the Company acquired certain assets and assumed certain liabilities in June 2015 (see Note 2 for additional information). In the normal course of business, the Company attains certain customer relationships from the small business by entering into transactions with the customers to provide additional RPA financing. In these transactions, the Company satisfies the customer’s existing RPA balance with the small business which terminates such customer’s responsibilities to the small business. During the six months ended June 30, 2017 the Company did not attain any relationships through these transactions with the small business. During the six months ended June 30, 2016, the Company paid $0.3 million to the small business to satisfy customers’ existing RPA balances. Pursuant to the acquisition, a subsidiary of the Company issued a promissory note to the small business in the amount of $3.0 million (the “Promissory Note”) and granted the company an opportunity to earn certain contingent purchase consideration (see Note 2 for additional information), both of which are guaranteed by the Company. The Promissory Note accrues interest at a rate of 4.0% per annum and will mature on June 23, 2018. During the six months ended June 30, 2017 and 2016, the Company incurred interest expense of $63 thousand and $60 thousand, respectively, related to the Promissory Note. In addition, as a condition precedent to the acquisition, a subsidiary of the Company executed a Transition Services Agreement with the small business from which the Company acquired certain assets whereby it agreed to provide certain transition services to the business for three years following the acquisition. During the six months ended June 30, 2017 and 2016, the Company was paid $14 thousand and $20 thousand, respectively, for such services.

The Company and Cash America entered into an agreement in conjunction with the Spin-off for the Company to administer the consumer loan underwriting model utilized by Cash America’s Retail Services Division in exchange for a fee per transaction paid to the Company as well as the reimbursement of the Company’s direct third-party costs incurred in providing the service. The Company received $0.4 million for each of the six months ended June 30, 2017 and 2016, respectively, pursuant to this agreement.

Since May 30, 2014, amounts due from or due to Cash America or FirstCash have been settled a month in arrears. The balance due from Cash America of $0.1 million as of June 30, 2016 and from FirstCash of $46 thousand as of June 30, 2017 and $0.1 million as of December 31, 2016 is included in “Other receivables and prepaid expenses” in the consolidated balance sheets.

11.	Variable Interest Entities

As part of the Company’s overall funding strategy and as part of its efforts to support its liquidity from sources other than its traditional capital market sources, the Company has established a securitization program through the 2016-1 and 2016-2 Securitization

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

	June 30,		December 31,
	2017	2016	2016
Assets
Cash and cash equivalents	$—	$105	$—
Restricted cash and cash equivalents	19,119	13,930	19,468
Loans and finance receivables, net	223,372	142,289	216,766
Other receivables and prepaid expenses	3	2	3
Other assets	2,190	—	2,459
Total assets	$244,684	$156,326	$238,696
Liabilities
Accounts payable and accrued expenses	$1,433	$681	$1,350
Long-term debt	150,933	103,898	163,550
Total liabilities	$152,366	$104,579	$164,900

12.	Fair Value Measurements

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

During the six months ended June 30, 2017 and 2016, there were no transfers of assets or liabilities in or out of Level 1, Level 2 or Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and 2016 and December 31, 2016 are as follows (dollars in thousands):

	June 30,	Fair Value Measurements Using
	2017	Level 1	Level 2	Level 3
Financial assets (liabilities):
Non-qualified savings plan assets(1)	1,387	1,387	—	—
Contingent consideration	(2,358)	—	—	(2,358)
Total	$(971)	$1,387	$—	$(2,358)

	June 30,	Fair Value Measurements Using
	2016	Level 1	Level 2	Level 3
Financial assets (liabilities):
Non-qualified savings plan assets(1)	1,550	1,550	—	—
Contingent consideration	(5,658)	—	—	(5,658)
Total	$(4,108)	$1,550	$—	$(5,658)

	December 31,	Fair Value Measurements Using
	2016	Level 1	Level 2	Level 3
Financial assets (liabilities):
Non-qualified savings plan assets(1)	1,590	1,590	—	—
Contingent consideration	(2,358)	—	—	(2,358)
Total	$(768)	$1,590	$—	$(2,358)

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

The changes in the fair value of the contingent consideration, which is a Level 3 liability measured at fair value on a recurring basis, are summarized in the tables below for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Contingent consideration	Total
Balance at December 31, 2015	$5,658	$5,658
Adjustments	—	—
Balance at June 30, 2016	$5,658	$5,658

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Contingent consideration	Total
Balance at December 31, 2016	$2,358	$2,358
Adjustments	—	—
Balance at June 30, 2017	$2,358	$2,358

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At June 30, 2017 and 2016 and December 31, 2016, there were no assets or liabilities recorded at fair value on a non-recurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of June 30, 2017 and 2016 and December 31, 2016 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	June 30,	Fair Value Measurements Using
	2017	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$46,209	$46,209	$—	$—
Short-term loans and line of credit accounts, net (1)	157,184	—	—	157,184
Installment loans and RPAs, net (1)(4)	406,812	—	—	441,701
Restricted cash (5)	26,636	26,636	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$643,544	$72,845	$—	$605,588
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,941	$—	$—	$1,941
Promissory note	3,000	—	—	3,202
Securitization Notes	151,987	—	153,812	—
Senior Notes	496,029	—	518,855	—
Total	$652,957	$—	$672,667	$5,143

	Balance at
	June 30,	Fair Value Measurements Using
	2016	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$39,167	$39,167	$—	$—
Short-term loans and line of credit accounts, net (1)	145,445	—	—	145,445
Installment loans and RPAs, net (1)(4)	344,545	—	—	379,794
Restricted cash (5)	34,601	34,601	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$570,461	$73,768	$—	$531,942
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,833	$—	$—	$1,833
Promissory note	3,000	—	—	3,018
Securitization Notes	106,846	—	106,846	—
Senior Notes	495,235	—	396,250	—
Total	$606,914	$—	$503,096	$4,851

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Balance at
	December 31,	Fair Value Measurements Using
	2016	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$39,934	$39,934	$—	$—
Short-term loans and line of credit accounts, net (1)	162,824	—	—	162,824
Installment loans and RPAs, net (1)(4)	398,726	—	—	430,895
Restricted cash (5)	26,306	26,306	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$634,493	$66,240	$—	$600,422
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,996	$—	$—	$1,996
Promissory note	3,000	—	—	3,111
Securitization Notes	165,419	—	168,216	—
Senior Notes	495,622	—	495,940	—
Total	$666,037	$—	$664,156	$5,107

(1)	Short-term loans, line of credit accounts, installment loans and RPAs are included in “Loans and finance receivables, net” in the consolidated balance sheets.
(2)	Investment in unconsolidated investee is included in “Other assets” in the consolidated balance sheets.
(3)	See Note 4 for additional information related to the investment in unconsolidated investee.
(4)	Installment loan and RPAs, net include $223.4 million, $142.3 million and $216.8 million in net assets of consolidated VIEs as of June 30, 2017 and 2016 and December 31, 2016, respectively.
(5)	Restricted cash includes $19.1 million, $13.9 million and $19.5 million in assets of consolidated VIEs as of June 30, 2017 and 2016 and December 31, 2016, respectively.

Cash and cash equivalents and restricted cash bear interest at market rates and have original maturities of less than 90 days. The carrying amount of restricted cash and cash equivalents approximates fair value.

Short-term loans, line of credit accounts, installment loans and RPAs are carried in the consolidated balance sheet net of the allowance for estimated losses, which is calculated by applying historical loss rates combined with recent default trends to the gross receivable balance. Short-term loans and line of credit accounts have relatively short maturity periods that are generally 12 months or less. The unobservable inputs used to calculate the fair value of these receivables include historical loss rates, recent default trends and estimated remaining loan term; therefore, the carrying value approximates the fair value. The fair value of installment loans and RPAs is estimated using discounted cash flow analyses, which consider interest rates on loans and discounts offered for receivables with similar terms to customers with similar credit quality, the timing of expected payments, estimated customer default rates and/or valuations of comparable portfolios. As of June 30, 2017 and 2016 and December 31, 2016, the fair value of the Company’s installment loans and RPAs was greater than the carrying value of these loans and finance receivables. Unsecured installment loans typically have terms between two and 60 months. RPAs typically have estimated delivery terms between six and 18 months.

The Company measures the fair value of its investment in unconsolidated investee using Level 3 inputs. Because the unconsolidated investee is a private company and financial information is limited, the Company estimates the fair value based on the best available information at the measurement date. As of June 30, 2017 and 2016 and December 31, 2016 the Company estimated the fair value of its investment to be approximately equal to the book value.

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans the Company arranges for consumers on the third-party lenders’ behalf and is required to purchase any defaulted loans it has guaranteed. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company was $1.9 million, $1.8 million and $2.0 million as of June 30, 2017 and 2016 and December 31, 2016, respectively. The Company measures the fair value of its liability for third-party lender-owned consumer loans under Level 3 inputs. The fair value of these liabilities is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value of these liabilities approximates the fair value.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company measures the fair value of the Promissory Note using Level 3 inputs. The fair value of the Promissory Note is estimated using a discounted cash flow analysis. As of June 30, 2017 and 2016 and December 31, 2016, the Promissory Note had a higher fair value than the carrying value.

The Company measures the fair value of its Securitization Notes using Level 2 inputs. The fair value of the Company’s Securitization Notes is estimated based on quoted prices in markets that are not active. As of June 30, 2017 and December 31, 2016, the Company’s Securitization Notes had a higher fair value than the carrying value. As of June 30, 2016, the fair value of the Company’s Securitization Notes approximated the carrying value.

The Company measures the fair value of its Senior Notes using Level 2 inputs. The fair value of the Company’s Senior Notes is estimated based on quoted prices in markets that are not active. As of June 30, 2017 and December 31, 2016, the Company’s Senior Notes had a higher fair value than the carrying value. As of June 30, 2016, the fair value of the Company’s Senior Notes was lower than the carrying value.

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

The condensed consolidating financial statements reflect the investments in subsidiaries of the Company using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Condensed consolidating financial statements of Enova International, Inc. (the “Parent”), its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of June 30, 2017 and 2016 and December 31, 2016 and for the periods ended June 30, 2017 and 2016 are shown on the following pages.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 30, 2017

(dollars in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$41,612	$4,597	$—	$46,209
Restricted cash	—	7,517	19,119	—	26,636
Loans and finance receivables, net	—	331,618	232,378	—	563,996
Income taxes receivable	97,048	(83,659)	21	—	13,410
Other receivables and prepaid expenses	112	20,450	1,444	—	22,006
Property and equipment, net	—	43,681	648	—	44,329
Goodwill	—	267,012	—	—	267,012
Intangible assets, net	—	4,864	1	—	4,865
Investment in subsidiaries	342,490	39,760	—	(382,250)	—
Intercompany receivable	322,672	—	—	(322,672)	—
Other assets	3,847	7,369	2,190	—	13,406
Total assets	$766,169	$680,224	$260,398	$(704,922)	$1,001,869
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$4,162	$56,246	$2,391	$—	$62,799
Intercompany payables	—	247,094	75,578	(322,672)	—
Deferred tax liabilities, net	(377)	26,608	(478)	—	25,753
Long-term debt	487,816	—	150,933	—	638,749
Total liabilities	491,601	329,948	228,424	(322,672)	727,301
Commitments and contingencies
Stockholders' equity	274,568	350,276	31,974	(382,250)	274,568
Total liabilities and stockholders' equity	$766,169	$680,224	$260,398	$(704,922)	$1,001,869

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2017

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$157,406	$33,744	$(1,246)	$189,904
Cost of Revenue	—	58,517	21,345	—	79,862
Gross Profit	—	98,889	12,399	(1,246)	110,042
Expenses
Marketing	—	22,890	520	—	23,410
Operations and technology	—	20,237	1,581	—	21,818
General and administrative	86	25,455	1,950	(1,246)	26,245
Depreciation and amortization	—	3,320	46	—	3,366
Total Expenses	86	71,902	4,097	(1,246)	74,839
Income (Loss) from Operations	(86)	26,987	8,302	—	35,203
Interest expense, net	(13,365)	(29)	(3,618)	—	(17,012)
Foreign currency transaction gain	57	5	—	—	62
Income (Loss) before Income Taxes and Equity in Net Earnings of Subsidiaries	(13,394)	26,963	4,684	—	18,253
Provision for income taxes	(4,673)	9,425	1,628	—	6,380
Income (loss) before Equity in Net Earnings of Subsidiaries	(8,721)	17,538	3,056	—	11,873
Net earnings of subsidiaries	20,594	3,056	—	(23,650)	—
Net Income (Loss)	$11,873	$20,594	$3,056	$(23,650)	$11,873
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain	1,371	2,383	(1,012)	(1,371)	1,371
Total other comprehensive (loss) gain, net of tax	1,371	2,383	(1,012)	(1,371)	1,371
Comprehensive Income (Loss)	$13,244	$22,977	$2,044	$(25,021)	$13,244

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2016

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$135,010	$38,334	$(809)	$172,535
Cost of Revenue	—	38,001	27,452	—	65,453
Gross Profit	—	97,009	10,882	(809)	107,082
Expenses
Marketing	—	25,358	239	—	25,597
Operations and technology	—	19,954	981	—	20,935
General and administrative	105	26,886	1,333	(809)	27,515
Depreciation and amortization	—	4,207	21	—	4,228
Total Expenses	105	76,405	2,574	(809)	78,275
(Loss) Income from Operations	(105)	20,604	8,308	—	28,807
Interest (expense) income, net	(13,179)	311	(3,158)	—	(16,026)
Foreign currency transaction gain	471	—	—	—	471
(Loss) Income before Income Taxes and Equity in Net Earnings of Subsidiaries	(12,813)	20,915	5,150	—	13,252
Provision for income taxes	(5,018)	7,802	2,280	—	5,064
(Loss) Income before Equity in Net Earnings of Subsidiaries	(7,795)	13,113	2,870	—	8,188
Net earnings of subsidiaries	15,983	2,870	—	(18,853)	—
Net Income (Loss)	$8,188	$15,983	$2,870	$(18,853)	$8,188
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain	(3,689)	(4,610)	919	3,691	(3,689)
Total other comprehensive (loss) gain, net of tax	(3,689)	(4,610)	919	3,691	(3,689)
Comprehensive Income (Loss)	$4,499	$11,373	$3,789	$(15,162)	$4,499

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2017

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$318,173	$66,528	$(2,534)	$382,167
Cost of Revenue	—	117,932	43,814	—	161,746
Gross Profit	—	200,241	22,714	(2,534)	220,421
Expenses
Marketing	—	42,263	730	—	42,993
Operations and technology	—	42,179	3,170	—	45,349
General and administrative	134	50,314	4,027	(2,534)	51,941
Depreciation and amortization	—	6,775	88	—	6,863
Total Expenses	134	141,531	8,015	(2,534)	147,146
(Loss) Income from Operations	(134)	58,710	14,699	—	73,275
Interest expense, net	(26,542)	(64)	(7,628)	—	(34,234)
Foreign currency transaction gain	284	5	—	—	289
(Loss) Income before Income Taxes and Equity in Net Earnings of Subsidiaries	(26,392)	58,651	7,071	—	39,330
Provision for income taxes	(9,129)	20,288	2,446	—	13,605
(Loss) Income before Equity in Net Earnings of Subsidiaries	(17,263)	38,363	4,625	—	25,725
Net earnings of subsidiaries	42,988	4,625	—	(47,613)	—
Net Income (Loss)	$25,725	$42,988	$4,625	$(47,613)	$25,725
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)	2,509	2,893	(384)	(2,509)	2,509
Total other comprehensive gain (loss), net of tax	2,509	2,893	(384)	(2,509)	2,509
Comprehensive Income (Loss)	$28,234	$45,881	$4,241	$(50,122)	$28,234

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2016

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$308,146	$40,540	$(1,498)	$347,188
Cost of Revenue	—	104,446	30,584	—	135,030
Gross Profit	—	203,700	9,956	(1,498)	212,158
Expenses
Marketing	—	46,140	638	—	46,778
Operations and technology	—	39,137	1,932	—	41,069
General and administrative	148	54,328	2,462	(1,498)	55,440
Depreciation and amortization	—	8,175	40	—	8,215
Total Expenses	148	147,780	5,072	(1,498)	151,502
(Loss) Income from Operations	(148)	55,920	4,884	—	60,656
Interest (expense) income, net	(26,451)	736	(6,226)	—	(31,941)
Foreign currency transaction gain	2,039	—	—	—	2,039
(Loss) Income before Income Taxes and Equity in Net Earnings of Subsidiaries	(24,560)	56,656	(1,342)	—	30,754
Provision for income taxes	(10,145)	23,402	(554)	—	12,703
(Loss) Income before Equity in Net Earnings of Subsidiaries	(14,415)	33,254	(788)	—	18,051
Net earnings of subsidiaries	32,466	(788)	—	(31,678)	—
Net Income (Loss)	$18,051	$32,466	$(788)	$(31,678)	$18,051
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain	(3,825)	(5,258)	1,430	3,828	(3,825)
Total other comprehensive (loss) gain, net of tax	(3,825)	(5,258)	1,430	3,828	(3,825)
Comprehensive Income (Loss)	$14,226	$27,208	$642	$(27,850)	$14,226

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2017

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities	$672	$203,382	$(10,877)	$(7,119)	$186,058
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	—	(592,766)	(14,666)	—	(607,432)
Securitized loans transferred	—	98,610	(98,610)	—	—
Loans and finance receivables repaid	—	311,931	130,770	—	442,701
Change in restricted cash	—	(336)	349	—	13
Purchases of property and equipment	—	(5,148)	(153)	—	(5,301)
Capital contributions to subsidiaries	—	(7,510)	—	7,510	—
Other investing activities	—	1,482	—	—	1,482
Net cash (used in) provided by investing activities	—	(193,737)	17,690	7,510	(168,537)
Cash Flows from Financing Activities
(Payments for) proceeds from member's equity	—	(7,119)	7,510	(391)	—
Debt issuance costs paid	—	(1,797)	—	—	(1,797)
Treasury shares purchased	(672)	—	—	—	(672)
Borrowings under securitization facility	—	—	65,600	—	65,600
Repayments under securitization facility	—	—	(79,031)	—	(79,031)
Net cash used in financing activities	(672)	(8,916)	(5,921)	(391)	(15,900)
Effect of exchange rates on cash	—	4,826	(172)	—	4,654
Net increase in cash and cash equivalents	—	5,555	720	—	6,275
Cash and cash equivalents at beginning of year	—	36,057	3,877	—	39,934
Cash and cash equivalents at end of period	$—	$41,612	$4,597	$—	$46,209

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2016

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities	$87,625	$71,778	$49,481	$(28,377)	$180,507
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	—	(456,816)	(148,898)	—	(605,714)
Loans and finance receivables repaid	—	410,445	5,085	—	415,530
Change in restricted cash	—	(14,005)	(13,930)	—	(27,935)
Purchases of property and equipment	—	(7,559)	(90)	—	(7,649)
Capital contributions to subsidiaries	(29,163)	(5,250)	—	34,413	—
Other investing activities	—	95	—	—	95
Net cash (used in) provided by investing activities	(29,163)	(73,090)	(157,833)	34,413	(225,673)
Cash Flows from Financing Activities
Proceeds from (payments for) member's equity	—	786	5,250	(6,036)	—
Debt issuance costs paid	—	—	(3,271)	—	(3,271)
Treasury shares purchased	(62)	—	—	—	(62)
Borrowings under revolving line of credit	20,000	—	—	—	20,000
Repayments under revolving line of credit	(78,400)	—	—	—	(78,400)
Borrowings under securitization facility	—	—	162,761	—	162,761
Repayments under securitization facility	—	—	(55,915)	—	(55,915)
Net cash (used in) provided by financing activities	(58,462)	786	108,825	(6,036)	45,113
Effect of exchange rates on cash	—	(3,090)	244	—	(2,846)
Net (decrease) increase in cash and cash equivalents	—	(3,616)	717	—	(2,899)
Cash and cash equivalents at beginning of year	—	40,927	1,139	—	42,066
Cash and cash equivalents at end of period	$—	$37,311	$1,856	$—	$39,167

14.	Subsequent Events

Subsequent events have been reviewed through the date these financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services to consumers and small businesses. In 2016, we extended approximately $2.1 billion in credit to borrowers. As of June 30, 2017, we offered or arranged loans to consumers in 33 states in the United States and in the United Kingdom and Brazil. We also offered financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through June 30, 2017, we have completed over 41.2 million customer transactions and collected approximately 16 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include short-term loans, line of credit accounts, installment loans and receivables purchase agreements (“RPAs”).

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

Our flexible and scalable technology platform allows us to process and complete customers’ transactions quickly and efficiently. In 2016, we processed approximately 3.8 million transactions, and we continue to grow our loans and finance receivable portfolios and increase the number of customers we serve through desktop, tablet and mobile platforms. Our highly customizable technology platform allows us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In 2012, we launched a new product in the United States designed to serve near-prime customers, and in April 2014 we introduced a similar product in the United Kingdom. In June 2014, we launched our business in Brazil, where we arrange financing for borrowers through a third party lender. In addition, in July 2014, we introduced a new line of credit product in the United States to serve the needs of small businesses. In June 2015, we further expanded our product offering by acquiring certain assets of a company that provides financing to small businesses by offering RPAs (see Note 2 in the Notes to Consolidated Financial Statements included in this report). In May 2017, we expanded products available to small businesses by offering installment loans. These new products are intended to allow us to further diversify our product offerings, customer base and geographic scope. In the six-month period ended June 30, 2017, we derived 84.5% of our total revenue from the United States and 15.5% of our total revenue internationally, with 87.3% of international revenue (representing 13.6% of our total revenue) generated in the United Kingdom.

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

•

Short-term consumer loans. Short-term consumer loans are unsecured loans written by us or by a third-party lender through our credit services organization and credit access business programs, which we refer to as our CSO programs, that we arrange and guarantee. As of June 30, 2017, we offered or arranged short-term consumer loans in 18 states in the United States and the United Kingdom. Short-term consumer loans generally have terms of seven to 90 days, with proceeds promptly deposited in the customer’s bank account in exchange for a pre-authorized debit from their account. Due to the credit risk and high transaction costs of serving our customer segment, the interest and/or fees we charge are generally considered to be higher than the interest or fees charged to consumers with superior credit histories by banks and similar lenders who are typically unwilling to make unsecured loans to alternative credit consumers. Our short-term consumer loans contributed approximately 24.6% of our total revenue for the six months ended June 30, 2017 and 27.2% for the six months ended June 30, 2016.

•

Line of credit accounts. As of June 30, 2017 we offered new consumer line of credit accounts in seven states in the United States and business line of credit accounts in 28 states in the United States, which allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with the terms of their line of credit account. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit. As a result of regulatory changes in 2014, we discontinued offering line of credit accounts to customers in the United Kingdom effective January 1, 2015. Our line of credit accounts contributed approximately 31.0% of our total revenue for the six months ended June 30, 2017 and 28.6% for the six months ended June 30, 2016.

•

Installment loans. Installment loans are longer-term loans that require the outstanding principal balance to be paid down in multiple installments. We offer, or arrange through our CSO programs and market and purchase through our Bank program, multi-payment unsecured consumer installment loan products in 29 states in the United States and small business installment loans in 10 states. We also offer multi-payment unsecured consumer installment loan products in the United Kingdom and Brazil. Terms for our installment loan products range between two and 60 months. These loans generally have higher principal amounts than short-term loans. Loans may be repaid early at any time with no prepayment charges. Installment loans that we originated and purchased contributed approximately 42.3% of our total revenue for the six months ended June 30, 2017 and 41.1% for the six months ended June 30, 2016.

•

Receivables purchase agreements. Under RPAs, small businesses receive funds in exchange for a portion of the business’s future receivables at an agreed upon discount. In contrast, lending is a commitment to repay principal and interest. A small business customer who enters into a RPA commits to delivering a percentage of its receivables through ACH or wire debits or by splitting credit card receipts until all purchased receivables are delivered. We offer RPAs in all 50 states and in Washington D.C. in the United States. Revenue earned from RPAs contributed 2.0% of our total revenue for the six months ended June 30, 2017 and 2.8% for the six months ended June 30, 2016.

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

As of June 30, 2017 and 2016, the outstanding amount of active short-term consumer loans originated by third-party lenders under the CSO programs was $24.1 million and $24.5 million, respectively, which were guaranteed by us.

As of June 30, 2017 and 2016, the outstanding amount of active installment loans originated by third-party lenders under the CSO programs was $3.9 million and $6.8 million, respectively, which were guaranteed by us.

•

Bank program. In March 2016, we launched a program with a state-chartered bank where we provide technology, loan servicing and marketing services to the bank in 15 states and Washington D.C. in the United States as of June 30, 2017. Our bank partner offers unsecured consumer installment loans with an annual percentage rate (“APR”) at or below 36%. We also have the ability to purchase loans originated through this program. We plan to grow this program through expanding to more states and adding additional partners. Revenue generated from this program for the six months ended June 30, 2017 and 2016 was 1.9% and less than 0.1% of our total revenue, respectively.

OUR MARKETS

We currently provide our services in the following countries:

•

United States. We began our online business in the United States in May 2004. As of June 30, 2017, we provide services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, Headway Capital at www.headwaycapital.com and The Business Backer at www.businessbacker.com.

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

RECENT REGULATORY DEVELOPMENTS

On July 10, 2017, the CFPB issued its final rule on arbitration. The rule prohibits class action waivers in certain consumer financial services contracts and requires financial services providers covered by the rule to submit certain records to the CFPB if arbitration is used to resolve disputes with consumers. The rule will apply to contracts entered into beginning on March 19, 2018 (and will not apply to prior contracts with class action waivers or arbitration agreements unless such accounts or debts are sold after that date). However, under the Congressional Review Act, Congress has 60 legislative days after publication of the rule in the Federal Register (which occurred on July 19, 2017) to strike it down by a majority vote in both Houses of Congress. We cannot currently assess the likelihood of the rule becoming effective. Any judicial decisions, legislation or other rules or regulations that impair our ability to enter into and enforce consumer arbitration agreements and class action waivers will increase our exposure to class action litigation as well as litigation in plaintiff-friendly jurisdictions, which would be costly and could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

The Maryland General Assembly passed House Bill 1270 on March 31, 2017 and Senate Bill 527 on April 10, 2017. The governor of Maryland signed the legislation into law on May 25, 2017. The new law limits the total fees, charges and interest that can be assessed on unsecured revolving credit plans with Maryland consumers to an effective rate of 33% per year. The law went into effect on July 1, 2017 with regard to new revolving credit plans.

On November 29, 2016, the Financial Conduct Authority (“FCA”), our primary regulator in the United Kingdom, issued a Call for Input seeking evidence and feedback to further inform its previous reviews of the high-cost credit market, including a review of the payday loan price cap that was implemented on January 2, 2015. On July 31, 2017, the FCA published the outcome of its review and decided not to change the price cap but to review it again in three years. The FCA found that regulation of high-cost short-term credit, including the price cap, has led to substantial benefits to consumers. The FCA validated concerns about specific products and segments of the high-cost credit market, including unarranged overdrafts and long-term use of high-cost credit and the rent-to-own, home-collected credit and catalog credit markets. The FCA plans to investigate those products and segments further and issue a Consultation Paper on proposed solutions in the spring of 2018. We do not currently know what solutions the FCA may implement as a result or how any changes may affect our business operations. If any new rules or guidance significantly restrict the conduct of our business, such implementation could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Also on July 31, 2017, the FCA issued a Consultation Paper on proposed changes to its rules and guidance on assessing creditworthiness in consumer credit. The FCA has requested responses to the consultation by October 31, 2017 and expects to publish its findings in the second quarter of 2018. We do not currently know whether or how the FCA may amend its rules and guidance on assessing creditworthiness in consumer credit or how it will affect our business operations. If any new rules or guidance significantly restrict the conduct of our business, such implementation could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

CRITICAL ACCOUNTING POLICIES

There have been no changes in critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

See Note 1 in the Notes to Consolidated Financial Statements included in this report for a discussion of recent accounting pronouncements.

RESULTS OF OPERATIONS

HIGHLIGHTS

Our financial results for the three-month period ended June 30, 2017, or the current quarter, are summarized below.

•

Consolidated total revenue increased $17.4 million, or 10.1%, to $189.9 million in the current quarter compared to $172.5 million for the three months ended June 30, 2016, or the prior year quarter. Domestic revenue increased $17.8 million, or 12.6%, to $158.1 million in the current quarter from $140.3 million for the prior year quarter while international revenue declined $0.4 million, or 1.1%, to $31.8 million from $32.2 million.

•	Consolidated gross profit increased $2.9 million, or 2.8%, to $110.0 million in the current quarter compared to $107.1 million in the prior year quarter.
•	Consolidated income from operations increased $6.4 million, or 22.2%, to $35.2 million in the current quarter, compared to $28.8 million in the prior year quarter.
•

Consolidated net income was $11.9 million in the current quarter compared to $8.2 million in the prior year quarter. Consolidated diluted earnings per share was $0.35 in the current quarter compared to $0.25 in the prior year quarter.

OVERVIEW

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Loans and finance receivables revenue	$189,657	$171,906	$381,622	$345,983
Other	247	629	545	1,205
Total Revenue	189,904	172,535	382,167	347,188
Cost of Revenue	79,862	65,453	161,746	135,030
Gross Profit	110,042	107,082	220,421	212,158
Expenses
Marketing	23,410	25,597	42,993	46,778
Operations and technology	21,818	20,935	45,349	41,069
General and administrative	26,245	27,515	51,941	55,440
Depreciation and amortization	3,366	4,228	6,863	8,215
Total Expenses	74,839	78,275	147,146	151,502
Income from Operations	35,203	28,807	73,275	60,656
Interest expense, net	(17,012)	(16,026)	(34,234)	(31,941)
Foreign currency transaction gain	62	471	289	2,039
Income before Income Taxes	18,253	13,252	39,330	30,754
Provision for income taxes	6,380	5,064	13,605	12,703
Net Income	$11,873	$8,188	$25,725	$18,051
Diluted earnings per share	$0.35	$0.25	$0.75	$0.54

Revenue
Loans and finance receivables revenue	99.9%	99.6%	99.9%	99.7%
Other	0.1	0.4	0.1	0.3
Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue	42.1	37.9	42.3	38.9
Gross Profit	57.9	62.1	57.7	61.1
Expenses
Marketing	12.3	14.8	11.2	13.5
Operations and technology	11.5	12.1	11.9	11.7
General and administrative	13.8	16.0	13.6	16.0
Depreciation and amortization	1.8	2.5	1.8	2.4
Total Expenses	39.4	45.4	38.5	43.6
Income from Operations	18.5	16.7	19.2	17.5
Interest expense, net	(8.9)	(9.3)	(9.0)	(9.2)
Foreign currency transaction gain	—	0.3	0.1	0.6
Income before Income Taxes	9.6	7.7	10.3	8.9
Provision for income taxes	3.3	3.0	3.6	3.7
Net Income	6.3%	4.7%	6.7%	5.2%

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Income	$11,873	$8,188	$25,725	$18,051
Adjustments:
Intangible asset amortization	271	276	542	596
Stock-based compensation expense	2,987	2,181	5,307	4,149
Foreign currency transaction gain	(62)	(471)	(289)	(2,039)
Cumulative tax effect of adjustments	(1,113)	(803)	(1,923)	(1,118)
Adjusted earnings	$13,956	$9,371	$29,362	$19,639

Diluted earnings per share	$0.35	$0.25	$0.75	$0.54
Adjustments:
Intangible asset amortization	0.01	0.01	0.02	0.02
Stock-based compensation expense	0.08	0.06	0.16	0.12
Foreign currency transaction gain	—	(0.02)	(0.01)	(0.06)
Cumulative tax effect of adjustments	(0.03)	(0.02)	(0.06)	(0.03)
Adjusted earnings per share	$0.41	$0.28	$0.86	$0.59

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Income	$11,873	$8,188	$25,725	$18,051
Depreciation and amortization expenses	3,366	4,228	6,863	8,215
Interest expense, net	17,012	16,026	34,234	31,941
Foreign currency transaction gain	(62)	(471)	(289)	(2,039)
Provision for income taxes	6,380	5,064	13,605	12,703
Stock-based compensation expense	2,987	2,181	5,307	4,149
Adjusted EBITDA	$41,556	$35,216	$85,445	$73,020

Adjusted EBITDA margin calculated as follows:
Total Revenue	$189,904	$172,535	$382,167	$347,188
Adjusted EBITDA	41,556	35,216	85,445	73,020
Adjusted EBITDA as a percentage of total revenue	21.9%	20.4%	22.4%	21.0%

Constant Currency Basis

In addition to reporting financial results in accordance with GAAP, we have provided certain other non-GAAP financial information on a constant currency basis. We operate in the United Kingdom and Brazil. During the current quarter and six months ended June 30, 2017 16.8% and 15.5%, respectively, of our revenue originated in currencies other than the U.S. Dollar, principally the British Pound Sterling. As a result, changes in our reported revenue and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide constant currency assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. All conversion rates below are based on the U.S. Dollar equivalent to one of the applicable foreign currencies:

	Three Months Ended
	June 30,
	2017	2016	% Change
British Pound	1.2793	1.4350	(10.9)%
Brazilian real	0.3113	0.2856	9.0%

	Six Months Ended
	June 30,
	2017	2016	% Change
British Pound	1.2595	1.4334	(12.1)%
Brazilian real	0.3148	0.2710	16.2%

Management believes that our non-GAAP constant currency assessments are a useful measure, as they indicate the actual growth and profitability of our operations.

Combined Loans and Finance Receivables Measures

In addition to reporting loans and finance receivables balance information in accordance with GAAP (see Note 3 in the Notes to Consolidated Financial Statements included in this report), we have provided metrics on a combined basis. The Combined Loans and Finance Receivables Measures are non-GAAP measures that include both loans and RPAs we own or have purchased and loans we guarantee, which are either GAAP items or disclosures required by GAAP. See “—Loan and Finance Receivable Balances,” “—Loans

and Finance Receivables Loss Experience” and “—Loans and Finance Receivables Loss Experience by Product” below for reconciliations between Company owned and purchased loans and finance receivables, gross, allowance and liability for losses, cost of revenue and charge-offs (net of recoveries) calculated in accordance with GAAP to the Combined Loans and Finance Receivables Measures.

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

THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THREE MONTHS ENDED JUNE 30, 2016

Revenue and Gross Profit

Revenue increased $17.4 million, or 10.1%, to $189.9 million for the current quarter as compared to $172.5 million for the prior year quarter. On a constant currency basis, revenue increased by $20.4 million, or 11.8%, for the current quarter compared to the prior year quarter. Our domestic operations contributed an increase of $17.8 million, primarily resulting from a 17.3% increase in domestic line of credit account revenue and a 14.2% increase in domestic installment loan and RPA revenue in the current quarter compared to the prior year quarter driven by strong customer demand for these products. The increase in revenue from domestic operations was partially offset by a decrease in revenue of $0.4 million (an increase of $2.6 million on a constant currency basis) from our international operations.

Our gross profit increased by $2.9 million to $110.0 million for the current quarter from $107.1 million for the prior year quarter. On a constant currency basis, gross profit increased by $5.1 million for the current quarter compared to the prior year quarter. Our consolidated gross profit as a percentage of revenue, or our gross profit margin, decreased to 57.9%, or 58.1% on a constant currency basis, for the current quarter, from 62.1% for the prior year quarter. The decrease in gross profit margin was primarily driven by the continued strong new customer growth of our domestic short-term and sub-prime installment and small business line of credit portfolios, which requires higher loss provisions as new customers default at a higher rate than returning customers with a successful history of loan performance.

The following tables set forth the components of revenue and gross profit, separated by product and between domestic and international for the current quarter and the prior year quarter (in thousands):

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Revenue by product:
Short-term loans	$46,776	$46,640	$136	0.3%
Line of credit accounts	58,824	50,275	8,549	17.0
Installment loans and RPAs	84,057	74,991	9,066	12.1
Total loans and finance receivables revenue	189,657	171,906	17,751	10.3
Other	247	629	(382)	(60.7)
Total revenue	$189,904	$172,535	$17,369	10.1%

Revenue by product (% to total):
Short-term loans	24.6%	27.0%
Line of credit accounts	31.0	29.1
Installment loans and RPAs	44.3	43.5
Total loans and finance receivables revenue	99.9	99.6
Other	0.1	0.4
Total revenue	100.0%	100.0%

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Domestic:
Revenue	$158,073	$140,342	$17,731	12.6%
Cost of revenue	67,393	57,752	9,641	16.7
Gross profit	$90,680	$82,590	$8,090	9.8
Gross profit margin	57.4%	58.8%	(1.4)%	(2.4)%
International:
Revenue	$31,831	$32,193	$(362)	(1.1)%
Cost of revenue	12,469	7,701	4,768	61.9
Gross profit	$19,362	$24,492	$(5,130)	(20.9)
Gross profit margin	60.8%	76.1%	(15.3)%	(20.1)%
Total:
Revenue	$189,904	$172,535	$17,369	10.1%
Cost of revenue	79,862	65,453	14,409	22.0
Gross profit	$110,042	$107,082	$2,960	2.8
Gross profit margin	57.9%	62.1%	(4.2)%	(6.8)%

Loan and Finance Receivable Balances

Our loan and finance receivable balance in our consolidated financial statements for June 30, 2017 and 2016 was $647.8 million and $563.8 million, respectively, before the allowance for losses of $83.8 million and $73.8 million, respectively. The combined loan and finance receivable balance includes $28.0 million and $31.2 million as of June 30, 2017 and 2016, respectively, of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements for June 30, 2017 and 2016, respectively, before the liability for estimated losses of $1.9 million and $1.8 million provided in “Accounts payable and accrued expenses” in our consolidated financial statements for June 30, 2017 and 2016, respectively.

The ending portfolio balance of loans and finance receivables, net of allowance for losses, increased $74.0 million, or 15.1%, to $564.0 million as of June 30, 2017 from $490.0 million as of June 30, 2016, and the outstanding combined portfolio balance of loans and finance receivables, net of allowance and liability for estimated losses, increased $70.7 million, or 13.6%, to $590.1 million as of June 30, 2017 from $519.4 million as of June 30, 2016, primarily due to increased demand for our domestic near-prime installment and consumer and small business line of credit products. The outstanding loan balance for our domestic near-prime product increased 23.6% in the current quarter compared to the prior year quarter resulting in a domestic near-prime portfolio balance that comprises 42.4% of our total loan and finance receivable portfolio balance while short-term loans comprised approximately 12.7% of our total loan and finance receivable portfolio balance in the current quarter, compared to 14.0% in the prior year quarter. We expect this trend to continue as we increase the number of states offering a near-prime installment lending product under our bank program. Management expects the loan balances for our domestic near-prime installment loan product will continue to comprise a larger percentage of the total loan and finance receivable portfolio, due to customer demand for these products and their longer loan term. Our portfolio of loans and finance receivables serving the needs of small businesses remains stable and comprises more than 12% of our total loan and finance receivable portfolio. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

The following tables summarize loan and finance receivable balances outstanding as of June 30, 2017 and 2016 (in thousands):

	As of June 30,
	2017			2016
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables balances:
Short-term loans	$61,565	$24,123	$85,688	$58,798	$24,451	$83,249
Line of credit accounts	134,154	—	134,154	118,030	—	118,030
Installment loans and RPAs	452,116	3,890	456,006	386,982	6,776	393,758
Total ending loans and finance receivables, gross	647,835	28,013	675,848	563,810	31,227	595,037
Less: Allowance and liabilities for losses(a)	(83,839)	(1,941)	(85,780)	(73,820)	(1,833)	(75,653)
Total ending loans and finance receivables, net	$563,996	$26,072	$590,068	$489,990	$29,394	$519,384
Allowance and liability for losses as a % of loans and finance receivables, gross	12.9%	6.9%	12.7%	13.1%	5.9%	12.7%

	As of June 30,
	2017			2016
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables:
Total domestic, gross	$557,566	$28,013	$585,579	$482,801	$31,227	$514,028
Total international, gross	90,269	—	90,269	81,009	—	81,009
Total ending loans and finance receivables, gross	$647,835	$28,013	$675,848	$563,810	$31,227	$595,037

(a)	GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(b)	Except for allowance and liability for estimated losses, amounts shown represent non-GAAP measures.

Average Amount Outstanding per Loan

The average amount outstanding per loan is calculated as the total combined loans, gross balance at the end of the period divided by the total number of combined loans outstanding at the end of the period. The following table shows the average amount outstanding per loan by product at June 30, 2017 and 2016:

	As of June 30,
	2017	2016
Average amount outstanding per loan (in ones)(a)
Short-term loans(b)	$462	$446
Line of credit accounts	1,334	1,230
Installment loans(b)(c)	1,985	1,907
Total loans(b)(c)	$1,277	$1,173

(a)	The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Excludes RPAs.

The average amount outstanding per consumer loan increased to $1,277 from $1,173 during the current quarter compared to the prior year quarter, primarily due to a greater mix of installment loans and line of credit accounts, which have higher average amounts outstanding relative to short-term loans, in the current quarter compared to the prior year quarter.

Average Loan Origination

The average loan origination amount is calculated as the total amount of combined loans originated and renewed for the period divided by the total number of combined loans originated and renewed for the period. The following table shows the average loan origination amount by product for the current quarter compared to the prior year quarter:

	Three Months Ended
	June 30,
	2017	2016
Average loan origination amount (in ones) (a)
Short-term loans (b)	$451	$451
Line of credit accounts (c)	294	309
Installment loans (b)(d)	1,654	1,918
Total loans (b)(d)	$521	$525

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.

(d)	Excludes RPAs.

The average loan origination amount decreased to $521 from $525 during the current quarter compared to the prior year quarter, mainly due to lower near-prime installment loans as a result of controlling volumes and customer performance.

Loans and Finance Receivables Loss Experience

The allowance and liability for estimated losses as a percentage of combined loans and RPAs remained flat at 12.7% as of June 30, 2017 and 2016.

The cost of revenue in the current quarter was $79.9 million, which was composed of $79.1 million related to Company-owned loans and finance receivables and a $0.8 million increase in the liability for estimated losses related to loans we guaranteed through the CSO programs. The cost of revenue in the prior year quarter was $65.4 million, which was composed of $64.8 million related to Company-owned loans and finance receivables and a $0.6 million increase in the liability for estimated losses related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $78.8 million and $58.6 million in the current quarter and the prior year quarter, respectively.

The following tables show loan and finance receivable balances and fees receivable and the relationship of the allowance and liability for losses to the combined balances of loans and finance receivables for each of the last five quarters (in thousands):

	2016			2017
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Loans and finance receivables:
Gross - Company owned	$563,810	$637,612	$660,495	$598,717	$647,835
Gross - Guaranteed by the Company(a)	31,227	29,700	32,199	22,546	28,013
Combined loans and finance receivables, gross(b)	595,037	667,312	692,694	621,263	675,848
Allowance and liability for losses on loans and finance receivables	75,653	96,474	100,941	84,441	85,780
Combined loans and finance receivables, net(b)	$519,384	$570,838	$591,753	$536,822	$590,068
Allowance and liability for losses as a % of loans and finance receivables, gross(b)	12.7%	14.5%	14.6%	13.6%	12.7%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(b)	Non-GAAP measure.

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

Short-term Loans

Demand for our short-term loan product in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Customer demand for short-term loans in the United Kingdom was very strong in the first half of 2017 while demand in the United States remained stable. This led to higher short-term consumer loan balances.

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

The following table includes information related only to short-term loans and shows our loss experience trends for short-term loans for each of the last five quarters (in thousands):

	2016			2017
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Short-term loans:
Cost of revenue	$14,214	$20,531	$21,600	$15,602	$16,584
Charge-offs (net of recoveries)	11,720	15,956	21,021	18,975	15,539
Average short-term combined loan balance, gross:
Company owned(a)	54,324	60,761	59,728	58,729	57,653
Guaranteed by the Company(a)(b)	21,443	24,678	24,709	23,153	21,368
Average short-term combined loan balance, gross(a)(c)	$75,767	$85,439	$84,437	$81,882	$79,021
Ending short-term combined loan balance, gross:
Company owned	$58,798	$60,124	$63,005	$53,205	$61,565
Guaranteed by the Company(b)	24,451	23,379	26,092	18,854	24,123
Ending short-term combined loan balance, gross(c)	$83,249	$83,503	$89,097	$72,059	$85,688
Ending allowance and liability for losses	$14,746	$19,184	$19,486	$16,205	$17,449

Short-term loan ratios:
Cost of revenue as a % of average short-term combined loan balance, gross(a)(c)	18.8%	24.0%	25.6%	19.1%	21.0%
Charge-offs (net of recoveries) as a % of average short-term combined loan balance, gross(a)(c)	15.5%	18.7%	24.9%	23.2%	19.7%
Gross profit margin	69.5%	60.5%	56.8%	67.1%	64.5%
Allowance and liability for losses as a % of combined loan balance, gross(c)(d)	17.7%	23.0%	21.9%	22.5%	20.4%

(a)	The average short-term combined loan balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan balance, gross, is determined using period-end balances.

Line of Credit Accounts

The cost of revenue as a percentage of average loan balance for line of credit accounts exhibits a similar quarterly seasonal trend to short-term loan loss rates as the ratio is typically lower in the first quarter and increases throughout the remainder of the year, peaking in the second half of the year with higher loan demand. The gross profit margin is generally lower for line of credit accounts as compared to short-term loans because the highest levels of default are exhibited in the early stages of the account, while revenue is recognized over the term of the account. As a result, particularly in periods of higher growth, the gross profit margin will be lower for this product than for our short-term loan products. Conversely, in periods of declining originations and portfolio contraction, the gross profit margin will be higher for this product. The year over year increase in the allowance for losses as a percentage of loan balance was due to higher new and existing customer demand for the domestic line of credit product in the second quarter of 2017.

The following table includes information related only to line of credit accounts and shows our loss experience trends for line of credit accounts for each of the last five quarters (in thousands):

	2016			2017
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$17,251	$29,739	$25,028	$19,831	$19,868
Charge-offs (net of recoveries)	14,506	20,973	25,229	24,660	18,786
Average loan balance(a)	105,553	126,371	138,259	135,621	128,348
Ending loan balance	118,030	132,388	144,183	124,498	134,154
Ending allowance for losses balance	$18,029	$26,795	$26,594	$21,765	$22,847

Line of credit account ratios:
Cost of revenue as a % of average loan balance(a)	16.3%	23.5%	18.1%	14.6%	15.5%
Charge-offs (net of recoveries) as a % of average loan balance(a)	13.7%	16.6%	18.2%	18.2%	14.6%
Gross profit margin	65.7%	49.7%	59.7%	66.6%	66.2%
Allowance for losses as a % of loan balance(b)	15.3%	20.2%	18.4%	17.5%	17.0%

(a)	The average loan balance for line of credit accounts is the average of the month-end balances during the period.
(b)	Allowance for losses as a % of loan balance is determined using period-end balances.

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

The gross profit margin is generally lower for the installment loan product than for other loan products, primarily because the highest levels of default are exhibited in the early stages of the loan, while revenue is recognized over the term of the loan. In addition, installment loans and RPAs typically have higher average origination amounts. Another factor contributing to the lower gross profit margin is that the product yield for installment loans and RPAs is typically lower than the yield for the other financing products we offer. As a result, particularly in periods of higher growth for the installment loan and RPA portfolios, particularly our near-prime customer base, which has been the case in recent years, the gross profit margin is typically lower for this product than for our short-term loan and line of credit products. Our average installment combined loan and RPA portfolio balance outstanding at June 30, 2017 increased 18.7% in the current quarter compared to the prior year quarter. During the current quarter, we experienced a lower gross profit margin than we experienced in the prior year quarter as a result of the growth in our domestic near-prime installment portfolio and RPAs.

The following table includes information related only to our installment loans and RPAs and shows our loss experience trends for installment loans and RPAs for each of the last five quarters (in thousands):

	2016			2017
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Installment loans and RPAs:
Cost of revenue	$33,988	$45,121	$50,917	$46,451	$43,410
Charge-offs (net of recoveries)	32,332	37,383	46,411	55,179	44,443
Average installment and RPA combined loan and finance receivable balance, gross:
Company owned(a)	362,222	419,225	448,953	440,886	433,698
Guaranteed by the Company(a)(b)	6,094	6,600	6,093	4,874	3,631
Average installment and RPA combined loan and finance receivable balance, gross (a)(c)	$368,316	$425,825	$455,046	$445,760	$437,329
Ending installment and RPA combined loan and finance receivable balance, gross:
Company owned	$386,982	$445,100	$453,307	$421,014	$452,116
Guaranteed by the Company(b)	6,776	6,321	6,107	3,692	3,890
Ending installment and RPA combined loan and finance receivable balance, gross (c)	$393,758	$451,421	$459,414	$424,706	$456,006
Ending allowance and liability for losses	$42,878	$50,495	$54,861	$46,471	$45,484

Installment and RPA loan ratios:
Cost of revenue as a % of average installment and RPA combined loan and finance receivable balance, gross(a)(c)	9.2%	10.6%	11.2%	10.4%	9.9%
Charge-offs (net of recoveries) as a % of average installment and RPA combined loan and finance receivable balance, gross (a)(c)	8.8%	8.8%	10.2%	12.4%	10.2%
Gross profit margin	54.7%	46.8%	43.5%	45.4%	48.4%
Allowance and liability for losses as a % of combined loan and finance receivable balance, gross(c)(d)	10.9%	11.2%	11.9%	10.9%	10.0%

(a)	The average installment and RPA combined loan and finance receivable balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan and finance receivable balance, gross, is determined using period-end balances.

Total Expenses

Total expenses decreased $3.5 million, or 4.4%, to $74.8 million in the current quarter, compared to $78.3 million in the prior year quarter. On a constant currency basis, total expenses decreased $2.7 million, or 3.4%, for the current quarter compared to the prior year quarter.

Marketing expense decreased to $23.4 million in the current quarter compared to $25.6 million in the prior year quarter. Lower online marketing costs were partially offset by higher direct mail costs and lead expenses.

Operations and technology expense increased to $21.8 million in the current quarter compared to $21.0 million in the prior year quarter, primarily due to higher headcount costs in our call center and underwriting and transaction expenses were partially offset by lower selling expenses and computer and software costs.

General and administrative expense decreased $1.3 million, or 4.6%, to $26.2 million in the current quarter compared to $27.5 million in the prior year quarter, primarily due to lower third-party consulting expenses and higher capitalized wages on internally developed software in the current quarter compared to the prior year quarter.

Depreciation and amortization expense decreased $0.8 million, or 20.4%, in the current quarter compared to the prior year quarter, primarily due to the acceleration of depreciation in the prior year quarter resulting from our exit from the Australian and Canadian markets.

Interest Expense, Net

Interest expense, net increased $1.0 million, or 6.2%, to $17.0 million in the current quarter compared to $16.0 million in the prior year quarter. The increase was primarily due to an increase in the average amount of debt outstanding, which increased $46.1 million to $634.7 million during the current quarter from $588.6 million during the prior year quarter, partially offset by a decrease in the weighted average interest rate on our outstanding debt to 10.65% during the current quarter from 11.03% during the prior year quarter.

Provision for Income Taxes

Provision for income taxes increased $1.3 million, or 26.0%, to $6.4 million in the current quarter compared to $5.1 million in the prior year quarter. The increase was primarily due to a 37.7% increase in income before income taxes partially offset by a decrease in the effective tax rate to 35.0% in the current quarter from 38.2% in the prior year quarter. The decrease in the effective tax rate in the current quarter is mainly due to an adjustment related to the excess tax benefit for share-based compensation.

As of June 30, 2017, the balance of unrecognized tax benefits was $562 thousand ($529 thousand net of the federal benefit of state matters), all of which, if recognized, would favorably affect the effective tax rate in any future periods. We had no unrecognized tax benefits as of June 30, 2016. We do not believe it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits will change by a significant amount. We record interest and penalties related to tax matters as income tax expense in the consolidated statement of income.

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

Net Income

Net income increased $3.7 million, or 45.0%, to $11.9 million during the current quarter compared to $8.2 million during the prior year quarter. The increase was primarily due to higher gross profit driven primarily by an additional contribution of $6.9 million from our domestic line of credit product and lower expenses in the current quarter compared to the prior year quarter.

SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO SIX MONTHS ENDED JUNE 30, 2016

Revenue and Gross Profit

Revenue increased $35.0 million, or 10.1%, to $382.2 million for the six-month period ended June 30, 2017, or current six-month period, as compared to $347.2 million for the six-month period ended June 30, 2016, or prior year six-month period. On a constant currency basis, revenue increased by $41.2 million, or 11.9%, for the current six-month period compared to the prior year six-month period. Our domestic operations contributed an increase of $39.0 million, resulting from a 19.6% increase in line of credit revenue and a 14.3% increase in domestic installment loan and RPA revenue in the current six-month period compared to the prior year six-month period primarily driven by growth in our line of credit account and near-prime installment products. The increase in revenue from domestic operations was partially offset by a decrease in revenue from international operations of $4.0 million (an increase of $2.2 million on a constant currency basis).

Our gross profit increased by $8.2 million to $220.4 million for the current six-month period from $212.2 million for the prior year six-month period. On a constant currency basis, gross profit increased by $13.3 million for the current six-month period compared to the prior year six-month period. Our consolidated gross profit margin decreased to 57.7% for the current six-month period, from 61.1% for the prior year six-month period. The decrease in gross profit margin was primarily driven by the strong new customer growth of our domestic short-term consumer loan, installment loan and RPA portfolios resulting in a higher mix of those products in the total portfolio, higher mix of new customers overall which requires higher loss provisions as new customers default at a higher rate than returning customers with a successful history of loan performance, and the wind-down of the U.K. line of credit product. Gross profit from the discontinued U.K. line of credit product decreased $2.3 million for the current six-month period compared to the prior year six-month period. Excluding that discontinued product, our consolidated gross profit margin decreased to 57.4% for the current six-month period from 60.2% for the prior year six-month period. See “—Recent Regulatory Developments—Financial Conduct Authority” above for further information. Management expects the consolidated gross profit margin will continue to be influenced by the mix of loans to new and returning customers, the mix of lower yielding and higher yielding loan products, and loan originations for our U.K. operations and near-prime products.

The following tables set forth the components of revenue and gross profit, separated by product and between domestic and international for the current six-month period and the prior year six-month period (in thousands):

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Revenue by product:
Short-term loans	$94,199	$94,238	$(39)	—%
Line of credit accounts	118,283	99,248	19,035	19.2
Installment loans and RPAs	169,140	152,497	16,643	10.9
Total loans and finance receivables revenue	381,622	345,983	35,639	10.3
Other	545	1,205	(660)	(54.8)
Total revenue	$382,167	$347,188	$34,979	10.1%

Revenue by product (% to total):
Short-term loans	24.6%	27.2%
Line of credit accounts	31.0	28.6
Installment loans and RPAs	44.3	43.9
Total loans and finance receivables revenue	99.9	99.7
Other	0.1	0.3
Total revenue	100.0%	100.0%

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Domestic:
Revenue	$322,742	$283,770	$38,972	13.7%
Cost of revenue	138,042	118,208	19,834	16.8
Gross profit	$184,700	$165,562	$19,138	11.6
Gross profit margin	57.2%	58.3%	(1.1)%	(1.9)%
International:
Revenue	$59,425	$63,418	$(3,993)	(6.3)%
Cost of revenue	23,704	16,822	6,882	40.9
Gross profit	$35,721	$46,596	$(10,875)	(23.3)
Gross profit margin	60.1%	73.5%	(13.4)%	(18.2)%
Total:
Revenue	$382,167	$347,188	$34,979	10.1%
Cost of revenue	161,746	135,030	26,716	19.8
Gross profit	$220,421	$212,158	$8,263	3.9
Gross profit margin	57.7%	61.1%	(3.4)%	(5.6)%
Average Loan Origination

The average loan origination amount is calculated as the total amount of combined loans originated and renewed for the period divided by the total number of combined loans originated and renewed for the period. The following table shows the average loan origination amount by product for the current six-month period compared to the prior year six-month period:

	Six Months Ended
	June 30,
	2017	2016
Average loan origination amount (in ones) (a)
Short-term loans (b)	$450	$454
Line of credit accounts (c)	288	299
Installment loans (b)(d)	1,586	1,783
Total loans (b)(d)	$502	$513

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount decreased to $502 from $513 during the current six-month period compared to the prior year six-month period, mainly due to a decrease in the size of average installment loan originations.

Loans and Finance Receivables Loss Experience

The allowance and liability for estimated losses as a percentage of combined loans and RPAs remained flat at 12.7% as of June 30, 2017 and 2016.

The cost of revenue in the current six-month period was $161.8 million, which was composed of $161.8 million related to Company-owned loans and finance receivables. The cost of revenue in the prior year six-month period was $135.0 million, which was composed of $134.9 million related to Company-owned loans and finance receivables and $0.1 million related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $177.6 million and $128.6 million in the current six-month period and the prior year six-month period, respectively.

Total Expenses

Total expenses decreased $4.4 million, or 2.9%, to $147.1 million in the current six-month period, compared to $151.5 million in the prior year six-month period. On a constant currency basis, total expenses decreased $2.8 million, or 1.8%, for the current six-month period compared to the prior year six-month period.

Marketing expense decreased to $43.0 million in the current six-month period compared to $46.8 million in the prior year six-month period. Lower online and traditional marketing costs were partially offset by higher lead generation costs and direct mail costs.

Operations and technology expense increased to $45.3 million in the current six-month period compared to $41.1 million in the prior year six-month period, primarily due to higher personnel expenses, underwriting and transaction costs and software costs primarily related to our domestic operations.

General and administrative expense decreased $3.5 million, or 6.3%, to $51.9 million in the current six-month period compared to $55.4 million in the prior year six-month period, primarily due to lower consulting expenses related to various initiatives that were completed in the prior year and lower third-party legal and compliance costs associated with the regulatory changes in the United Kingdom.

Depreciation and amortization expense decreased $1.3 million, or 16.5%, in the current six-month period compared to the prior year six-month period, primarily due to the acceleration of depreciation in the prior year six-month period resulting from our exit from the Australian and Canadian markets.

Interest Expense, Net

Interest expense, net increased $2.3 million, or 7.2%, to $34.2 million in the current six-month period compared to $31.9 million in the prior year six-month period. The increase was primarily due to an increase in the average amount of debt outstanding, which increased $45.0 million to $636.6 million during the current six-month period from $591.6 million during the prior year six-month period, partially offset by a slight decrease in the weighted average interest rate on our outstanding debt to 10.72% during the current six-month period from 10.92% during the prior year six-month period.

Provision for Income Taxes

Provision for income taxes increased $0.9 million, or 7.1%, to $13.6 million in the current six-month period compared to $12.7 million in the prior year six-month period. The increase was primarily due to a 27.9% increase in income before income taxes and a decrease in the effective tax rate to 34.6% in the current six-month period from 41.3% in the prior year six-month period. The decrease in the effective tax rate in the current six-month period is mainly due to an adjustment related to share based compensation deferred tax that occurred in the prior year six-month period.

Net Income

Net income increased $7.7 million, or 42.5%, to $25.8 million during the current six-month period compared to $18.1 million during the prior year six-month period. The increase was primarily due to higher gross profit driven primarily by an additional contribution of $15.4 million from our domestic line of credit product and lower expenses in the current six-month period compared to the prior year six-month period.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

Historically, we have generated significant cash flow through normal operating activities for funding both long-term and short-term needs. Our near-term liquidity is managed to ensure that adequate resources are available to fund our seasonal working capital growth, which is driven by demand for our loan and financing products, and to meet the continued growth in the demand for our near-prime installment products. On May 30, 2014, we issued and sold $500.0 million in senior unsecured notes (“Senior Notes”). On June 30, 2017, we entered into an asset-backed secured revolving credit agreement (the “2017 Credit Agreement”) which replaced our previous credit agreement (the “2014 Credit Agreement”) that was terminated on June 30, 2017, as further described below under “Revolving Credit Facilities.” As of August 1, 2017, our available borrowings under the 2017 Credit Agreement were $24.0 million. On January 15, 2016 and December 1, 2016, we entered into the 2016-1 and 2016‑2 Securitization Facilities, respectively, as further described below. As of August 1, 2017, the outstanding balance under our securitization facilities was $139.5 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the 2017 Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer loan securitization facilities.

As of June 30, 2017, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the 2017 Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending which could be expected to generate additional liquidity.

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

Revolving Credit Facilities

2017 Credit Agreement

On June 30, 2017, we and certain of our operating subsidiaries entered into an asset-backed secured revolving credit agreement with a syndicate of banks including TBK Bank, SSB (“TBK”), as Administrative Agent and Collateral Agent, Jefferies Finance LLC and TBK as Joint Lead Arrangers and Joint Lead Bookrunners, and Green Bank, N.A., as Lender.

The 2017 Credit Agreement is secured by domestic receivables and replaced the 2014 Credit Agreement (as described below). The borrowing limit in the 2017 Credit Agreement increased to $40 million from $35 million in the 2014 Credit Agreement, and its maturity date is May 1, 2020. We had no outstanding borrowings under the 2017 Credit Agreement as of June 30, 2017.

The 2017 Credit Agreement provides for a revolving credit line with interest on borrowings under the facility at prime rate plus 1.00%. In addition, the 2017 Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the line, and ranges from 0.30% per annum to 0.50% per annum depending on usage. A portion of the revolving credit facility, up to a maximum of $20 million, is available for the issuance of letters of credit. The Company had outstanding letters of credit under the 2017 Credit Agreement of $6.0 million as of June 30, 2017. The 2017 Credit Agreement provides for certain prepayment penalties if it is terminated on or before its first and second anniversary date, subject to certain exceptions.

The 2017 Credit Agreement contains certain limitations on the incurrence of additional indebtedness, investments, the attachment of liens to our property, the amount of dividends and other distributions, fundamental changes to us or our business and certain other of our activities. The 2017 Credit Agreement contains standard financial covenants for a facility of this type based on a leverage ratio and a fixed charge coverage ratio. The 2017 Credit Agreement also provides for customary affirmative covenants, including financial reporting requirements, and certain events of default, including payment defaults, covenant defaults and other customary defaults.

2014 Credit Agreement

On March 25, 2015, we and certain of our subsidiaries, as guarantors, entered into an amendment to our revolving credit facility with Jefferies Finance LLC, as administrative agent. The amendment reduced our unsecured revolving line of credit to $65.0 million (from $75.0 million) and increased an additional senior secured indebtedness basket to the greater of $20.0 million or 2.75% of consolidated total assets (as defined in the 2014 Credit Agreement) (from $15.0 million or 2% of consolidated total assets). In addition, the March 25, 2015 amendment revised certain definitions and provisions relating to limitations on indebtedness, investments, dispositions, fundamental changes and burdensome agreements to allow certain of our foreign subsidiaries, which opt to become guarantors of our obligations under the 2014 Credit Agreement, to be treated as domestic subsidiaries for purposes of those provisions.

On December 29, 2015, we and certain of our subsidiaries, as guarantors, entered into an amendment to the 2014 Credit Agreement, which temporarily increased our unsecured revolving line of credit to $75.0 million, an increase of $15.0 million ($5.0 million on December 29, 2015 and $10.0 million on January 4, 2016). Once we received the proceeds from the 2016-1 Securitization Facility, we repaid the outstanding balance on the revolving line of credit in full and, in accordance with the terms of the amendment, the revolving commitment amount was reduced to $40.0 million.

On June 30, 2016, we and certain of our subsidiaries, as guarantors, entered into an amendment to the 2014 Credit Agreement, which increased the maximum allowable leverage ratio (as defined in the 2014 Credit Agreement) for the fiscal quarter ended June 30, 2016 to 4.00 to 1.00 (from 3.00 to 1.00) and for the fiscal quarters ended September 30, 2016 and December 31, 2016 to 3.50 to 1.00 (in each case, from 3.00 to 1.00).

On September 30, 2016, we and certain of our subsidiaries, as guarantors, entered into an amendment to the 2014 Credit Agreement, which increased the maximum allowable leverage ratio (as defined in the 2014 Credit Agreement) for the fiscal quarters ended September 30, 2016 and thereafter to 4.25 to 1.00 (from 3.50 to 1.00) and decreased the Company’s unsecured revolving line of credit to $35.0 million.

Our 2014 Credit Agreement was terminated on June 30, 2017.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Six Months Ended June 30,
	2017	2016
Cash flows provided by operating activities	$186,058	$180,507
Cash flows used in investing activities
Loans and finance receivables	$(164,731)	$(190,184)
Change in restricted cash	13	(27,935)
Purchases of property and equipment	(5,301)	(7,649)
Other investing activities	1,482	95
Total cash flows used in investing activities	$(168,537)	$(225,673)
Cash flows (used in) provided by financing activities	$(15,900)	$45,113

Cash Flows from Operating Activities

Net cash provided by operating activities increased $5.6 million, or 3.1%, to $186.1 million for the current six-month period from $180.5 million for the prior year six-month period. The increase was primarily driven by a $26.7 million increase in cost of revenue, a non-cash expense, during the current six-month period, and a $7.7 million increase in net income.

Other significant changes in net cash provided by operating activities for the current six-month period compared to the prior year six-month period included cash flows from the following activities:

•

changes in finance and service charges on loans and finance receivables resulted in a $13.4 million increase in net cash provided by operating activities, primarily due to strong line of credit and installment loan originations in the second half of 2016; and

•	changes in deferred income taxes, net resulted in a $10.7 million increase in net cash provided by operating activities, primarily due to the change in the loan loss reserve balances.
•

changes in accounts payable and accrued expenses resulted in a $24.4 million decrease in net cash provided by operating activities, primarily due to lower accrued expense liabilities and a lower fair value of the contingent consideration liability related to a prior acquisition.

•	changes in current income taxes resulted in a $22.1 million decrease in net cash provided by operating activities, primarily due to the prepayment of tax expenses.
•

changes in other receivables and prepaid expenses resulted in a $6.1 million decrease in net cash provided by operating activities, primarily due to prepayment of marketing, computer software and underwriting expenses.

Management believes cash flows from operations and available cash balances and borrowings under our consumer loan securitization facilities and 2017 Credit Agreement, which may include increased borrowings under our 2017 Credit Agreement, any refinancing or replacement thereof, and additional securitization of consumer loans, will be sufficient to fund our future operating liquidity needs, including to fund our working capital growth.

Cash Flows from Investing Activities

Net cash used in investing activities decreased $57.1 million, or 25.3%, for the current six-month period compared to the prior year six-month period. This decrease was primarily due to a $25.5 million decrease in net cash invested in loans and finance receivables, reflecting a $27.2 million increase in payments received from customers, as well as an increase in the change in restricted cash resulting in a $27.9 million decrease in cash used in investing activities.

Cash Flows from Financing Activities

Cash flows used in financing activities for the current six-month period primarily reflects $13.4 million in net repayments under our securitization facilities and $1.8 million of debt issuance costs paid in connection with the 2017 Credit Agreement. Cash flows provided by financing activities for the prior year six-month period primarily reflects $106.8 million in net borrowings under our 2016-1 Securitization Facility, partially offset by $58.4 million of net repayments under our unsecured revolving line of credit under the Credit Agreement and $3.3 million of debt issuance costs paid in connection with the consumer loan securitization financing transactions.

OFF-BALANCE SHEET ARRANGEMENTS

In certain markets, we arrange for consumers to obtain consumer loan products from independent third-party lenders through our CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loan. When a customer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan received by the customer from the third-party lender if the customer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default, which generally occurs after one payment is missed. As of June 30, 2017 and 2016, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $28.0 million and $31.2 million, respectively, which were guaranteed by us. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by us of $1.9 million and $1.8 million, as of June 30, 2017 and 2016, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets. Our CSO programs are further described under the caption “Products and Services” above.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2017 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See the “Litigation” section of Note 8 of the notes to our unaudited consolidated financial statements of Part I, “Item 1 Financial Statements.”

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

The Maryland General Assembly passed House Bill 1270 on March 31, 2017 and Senate Bill 527 on April 10, 2017. The governor of Maryland signed the legislation into law on May 25, 2017. The new law limits the total fees, charges and interest that can be assessed on unsecured revolving credit plans with Maryland consumers to an effective rate of 33% per year. The law went into effect on July 1, 2017 with regard to new revolving credit plans.

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

On July 10, 2017, the CFPB issued its final rule on arbitration. The rule prohibits class action waivers in certain consumer financial services contracts and requires financial services providers to submit certain records to the CFPB if arbitration is used to resolve disputes with consumers. The rule will apply to contracts entered into beginning on March 19, 2018 (and will not apply to prior contracts with class action waivers or arbitration agreements unless such accounts or debts are sold after that date). However, under the Congressional Review Act, Congress has 60 legislative days after publication of the rule in the Federal Register (which occurred on July 19, 2017) to strike it down by a majority vote in both Houses of Congress. We cannot currently assess the likelihood of the rule becoming effective. As a result, it is not currently possible to predict the ultimate scope, extent, nature, timing or effect of any rule eventually made effective. We cannot give any assurances that the effect of the final rule if made effective will not have a material impact on our U.S. products and services.

Any judicial decisions, legislation or other rules or regulations that impair our ability to enter into and enforce consumer arbitration agreements and class action waivers will increase our exposure to class action litigation as well as litigation in plaintiff-friendly jurisdictions, which would be costly and could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 – January 31, 2017	—	$—	—	—
February 1 – February 28, 2017	34,301	14.80	—	—
March 1 – March 31, 2017	2,122	13.55	—	—
April 1 – April 30, 2017	920	14.80	—	—
May 1 – May 31, 2017	—	—	—	—
June 1 – June 30, 2017	8,679	14.10	—	—
Total	46,022	$14.61	—	—

(a)	Shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

10.1

Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent Dated as of June 30, 2017*

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

Date: August 2, 2017	ENOVA INTERNATIONAL, INC.

	By:	/s/ Steven E. Cunningham
Steven E. Cunningham
Executive Vice President, Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1

Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent Dated as of June 30, 2017*

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