Form 10-Q
period 2017-09-30
Enova International, Inc.
filed 2017-11-01
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

33,464,780 of the Registrant’s common shares, $.00001 par value, were outstanding as of October 30, 2017.

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

The foregoing list of factors is not exhaustive and new factors may emerge or changes to these factors may occur that would impact the Company’s business and cause actual results to differ materially from those expressed in any of our forward-looking statements. Additional information regarding these and other factors may be contained in the Company’s filings with the Securities and Exchange Commission (the “SEC”). Readers of this report are encouraged to review all of the Risk Factors contained in the Company’s filings with the SEC to obtain more detail about the Company’s risks and uncertainties. All forward-looking statements involve risks, assumptions and uncertainties. The occurrence of the events described, and the achievement of the expected results, depends on many events, some or all of which are not predictable or within the Company’s control. If one or more events related to these or other risks or uncertainties materialize, or if management’s underlying assumptions prove to be incorrect, actual results may differ materially from what the Company anticipates. The forward-looking statements in this report are made as of the date of this report, and the Company disclaims any intention or obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of this report. All forward-looking statements in this report are expressly qualified in their entirety by the foregoing cautionary statements.

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	September 30,		December 31,
	2017	2016	2016
Assets
Cash and cash equivalents	$110,054	$45,681	$39,934
Restricted cash and cash equivalents (includes restricted cash of consolidated VIEs of $22,161, $18,119 and $19,468 as of September 30, 2017 and 2016 and December 31, 2016, respectively)	29,866	39,272	26,306
Loans and finance receivables, net (includes loans of consolidated VIEs of $296,478, $191,534 and $234,497 and allowance for losses of $22,115, $15,518 and $17,731 as of September 30, 2017 and 2016 and December 31, 2016, respectively)	637,736	542,865	561,550
Income taxes receivable	9,319	—	—
Other receivables and prepaid expenses	23,796	18,649	19,524
Property and equipment, net	46,557	47,486	47,100
Goodwill	267,015	267,012	267,010
Intangible assets, net	4,593	5,675	5,404
Other assets	10,842	8,439	11,051
Total assets	$1,139,778	$975,079	$977,879
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$78,897	$85,433	$71,671
Income taxes currently payable	—	5,149	282
Deferred tax liabilities, net	20,681	16,233	14,316
Long-term debt (includes long-term debt of consolidated VIEs of $186,533, $136,953 and $165,419 and debt issuance costs of $762, $2,416 and $1,869, as of September 30, 2017 and 2016 and December 31, 2016, respectively)	765,395	635,179	649,911
Total liabilities	864,973	741,994	736,180
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 33,828,668, 33,260,017 and 33,364,525 shares issued and 33,608,611, 33,214,594 and 33,293,100 outstanding as of September 30, 2017 and 2016 and December 31, 2016, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	26,749	16,338	18,446
Retained earnings	257,812	226,741	235,455
Accumulated other comprehensive loss	(7,017)	(9,692)	(11,578)
Treasury stock, at cost (220,057, 45,423 and 71,425 shares as of September 30, 2017 and 2016 and December 31, 2016, respectively)	(2,739)	(302)	(624)
Total stockholders' equity	274,805	233,085	241,699
Total liabilities and stockholders' equity	$1,139,778	$975,079	$977,879

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$217,878	$195,943	$600,045	$543,131
Cost of Revenue	107,341	95,391	269,087	230,421
Gross Profit	110,537	100,552	330,958	312,710
Expenses
Marketing	27,000	26,722	69,993	73,500
Operations and technology	27,163	20,637	72,512	61,706
General and administrative	25,164	21,307	77,105	76,747
Depreciation and amortization	3,533	3,789	10,396	12,004
Total Expenses	82,860	72,455	230,006	223,957
Income from Operations	27,677	28,097	100,952	88,753
Interest expense, net	(18,292)	(16,117)	(52,526)	(48,058)
Foreign currency transaction gain	65	145	354	2,184
Loss on early extinguishment of debt	(14,927)	—	(14,927)	—
(Loss) Income before Income Taxes	(5,477)	12,125	33,853	42,879
(Benefit from) provision for income taxes	(2,109)	4,288	11,496	16,991
Net (Loss) Income	$(3,368)	$7,837	$22,357	$25,888
Earnings Per Share:
Net (loss) income per common share:
Basic	$(0.10)	$0.24	$0.67	$0.78
Diluted	$(0.10)	$0.23	$0.66	$0.78
Weighted average common shares outstanding:
Basic	33,670	33,211	33,533	33,176
Diluted	33,670	33,558	34,119	33,360

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net (Loss) Income	$(3,368)	$7,837	$22,357	$25,888
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)(1)	2,052	(1,245)	4,561	(5,070)
Total other comprehensive gain (loss), net of tax	2,052	(1,245)	4,561	(5,070)
Comprehensive (Loss) Income	$(1,316)	$6,592	$26,918	$20,818

(1)

Net of tax (provision) benefit of $(1,161) and $707 for the three months ended September 30, 2017 and 2016, respectively, and $(2,578) and $2,860 for the nine months ended September 30, 2017 and 2016, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2015	33,151	$—	$9,924	$200,853	$(4,622)	(29)	$(187)	$205,968
Stock-based compensation expense		—	6,414	—	—		—	6,414
Shares issued under stock-based plans	109	—	—	—	—		—	—
Net income		—	—	25,888	—		—	25,888
Foreign currency translation loss, net of tax		—	—	—	(5,070)		—	(5,070)
Purchases of treasury shares, at cost		—	—	—	—	(16)	(115)	(115)
Balance at September 30, 2016	33,260	$—	$16,338	$226,741	$(9,692)	(45)	$(302)	$233,085

Balance at December 31, 2016	33,365	$—	$18,446	$235,455	$(11,578)	(71)	$(624)	$241,699
Stock-based compensation expense		—	8,303	—	—		—	8,303
Shares issued under stock-based plans	464	—	—	—	—		—	—
Net income		—	—	22,357	—		—	22,357
Foreign currency translation gain, net of tax		—	—	—	4,561		—	4,561
Purchases of treasury shares, at cost		—	—	—	—	(149)	(2,115)	(2,115)
Balance at September 30, 2017	33,829	$—	$26,749	$257,812	$(7,017)	(220)	$(2,739)	$274,805

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities
Net Income	$22,357	$25,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,396	12,004
Amortization of deferred loan costs and debt discount	4,515	5,056
Cost of revenue	269,087	230,421
Stock-based compensation expense	8,303	6,414
Loss on early extinguishment of debt	14,927	—
Deferred income taxes, net	3,802	(1,364)
Other	—	(151)
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(10,232)	(12,043)
Other receivables and prepaid expenses	(3,290)	1,700
Accounts payable and accrued expenses	1,033	22,130
Current income taxes	(9,601)	10,652
Net cash provided by operating activities	311,297	300,707
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(998,333)	(987,255)
Loans and finance receivables repaid	672,474	651,865
Change in restricted cash	(3,030)	(32,776)
Purchases of property and equipment	(10,804)	(11,466)
Other investing activities	1,798	72
Net cash used in investing activities	(337,895)	(379,560)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	30,000	45,000
Repayments under revolving line of credit	(30,000)	(88,400)
Borrowings under securitization facility	137,200	218,961
Repayments under securitization facility	(116,085)	(82,008)
Issuance of senior notes	250,000	—
Repayments of senior notes	(155,000)	—
Debt issuance costs paid	(9,564)	(3,516)
Debt prepayment penalty paid	(11,335)	—
Treasury shares purchased	(2,115)	(115)
Net cash provided by financing activities	93,101	89,922
Effect of exchange rates on cash	3,617	(7,454)
Net increase in cash and cash equivalents	70,120	3,615
Cash and cash equivalents at beginning of year	39,934	42,066
Cash and cash equivalents at end of period	$110,054	$45,681

Supplemental Disclosures
Loans and finance receivables renewed	$234,258	$238,696

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

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

The financial statements presented as of September 30, 2017 and 2016 and for the three and nine-month periods ended September 30, 2017 and 2016 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. Operating results for three and nine-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Accounting Standards Codification (“ASC”) 350, Goodwill, the Company tests goodwill and intangible assets with an indefinite life for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 provide guidance on eight specific cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity method investees and beneficial interests in securitization transactions. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2016-15 on July 1, 2017. The adoption of ASU 2016-15 did not have a material impact on the Company’s financial statements.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”). ASU 2016-18 clarifies certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2016-18 will modify the Company's current disclosures and classifications within the consolidated statement of cash flows but it is not expected to have a material effect on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date, deferring the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to clarify revenue recognition accounting when a third party is involved in providing goods or services to a customer. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, to clarify the implementation guidance on identifying performance obligations and licensing. Early adoption of ASU 2016‑10 is permitted only as of an annual reporting period beginning after December 15, 2016. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, to reduce the risk of diversity in practice for certain aspects in ASU 2014-09, including collectibility, noncash consideration, presentation of sales tax and transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies the guidance in Topic 606 on assessing certain aspects of the new revenue standard. The Company plans to adopt the revenue recognition guidance in the first quarter of 2018 using the modified retrospective method of adoption. The Company has completed its initial assessment of the guidance and determined its loan and finance receivables are excluded from the scope of ASU 2014-09. As a result of this scope exception, the Company has concluded the impact to the consolidated financial statements will not be material in the period of adoption and in future periods. The Company is finalizing its assessment of ASU 2014-09 and the impact on its financial statement disclosures.

Out-of-Period Adjustment

In a review of marketing expenses related to the origination of loans, the Company determined during the quarter that certain amounts should be deferred over the life the corresponding loans. The Company recorded a reduction to revenue and marketing expense of $0.7 million and $1.9 million, respectively, in the third quarter of 2017 as an out-of-period adjustment related to amounts from prior periods previously recognized as expense. The Company believes this adjustment was not material to the current period or any previously issued financial statements.

2.	Acquisitions

On June 23, 2015, the Company completed the purchase of certain assets of a company operating as The Business Backer, LLC, which purchases discounted future accounts receivables from small businesses in the United States through RPAs, which provide working capital for small businesses. The total consideration of $26.4 million was comprised of $17.7 million in cash at closing, a $3.0 million promissory note (included in “Accounts payable and accrued expenses” in the consolidated balance sheets) and estimated contingent consideration of $5.7 million based on future earn-out opportunities. The contingent purchase consideration was recorded at its estimated fair value at the date of acquisition based upon the Company’s assessment of the probable earnings attributable to the business as defined in the purchase agreement. To the extent operating results exceed the Company’s estimate, additional contingent consideration would be due, however the total consideration paid may not exceed $71 million. The contingent purchase consideration is revalued each reporting period with changes in fair value of the contingent consideration obligations recognized as a gain or loss on fair value remeasurement in our consolidated statements of income. The fair value of the contingent purchase consideration was remeasured as of December 31, 2016 and a gain from the fair value remeasurement of $3.3 million was recognized. There was no change in fair value measurement of contingent consideration for the three and nine months ended September 30, 2017.

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

3.	Loans and Finance Receivables, Credit Quality Information and Allowances and Liabilities for Estimated Losses on Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three and nine months ended September 30, 2017 and 2016 was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Short-term loans	$49,875	$51,999	$144,074	$146,237
Line of credit accounts	68,889	59,090	187,172	158,338
Installment loans and RPAs	98,929	84,823	268,069	237,320
Total loans and finance receivables revenue	217,693	195,912	599,315	541,895
Other	185	31	730	1,236
Total revenue	$217,878	$195,943	$600,045	$543,131

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The components of Company-owned loans and finance receivables at September 30, 2017 and 2016 and December 31, 2016 were as follows (dollars in thousands):

	As of September 30, 2017
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$40,588	$146,891	$480,522	$668,001
Delinquent receivables:
Delinquent payment amounts(1)	—	5,913	3,382	9,295
Receivables on non-accrual status	27,131	1,885	36,484	65,500
Total delinquent receivables	27,131	7,798	39,866	74,795
Total loans and finance receivables, gross	67,719	154,689	520,388	742,796
Less: Allowance for losses	(19,161)	(26,810)	(59,089)	(105,060)
Loans and finance receivables, net	$48,558	$127,879	$461,299	$637,736

	As of September 30, 2016
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$35,815	$120,951	$412,010	$568,776
Delinquent receivables:
Delinquent payment amounts(1)	—	4,975	1,721	6,696
Receivables on non-accrual status	24,310	6,462	31,368	62,140
Total delinquent receivables	24,310	11,437	33,089	68,836
Total loans and finance receivables, gross	60,125	132,388	445,099	637,612
Less: Allowance for losses	(17,726)	(26,795)	(50,226)	(94,747)
Loans and finance receivables, net	$42,399	$105,593	$394,873	$542,865

	As of December 31, 2016
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$35,516	$130,576	$413,638	$579,730
Delinquent receivables:
Delinquent payment amounts(1)	—	4,560	2,110	6,670
Receivables on non-accrual status	27,489	9,047	37,559	74,095
Total delinquent receivables	27,489	13,607	39,669	80,765
Total loans and finance receivables, gross	63,005	144,183	453,307	660,495
Less: Allowance for losses	(17,770)	(26,594)	(54,581)	(98,945)
Loans and finance receivables, net	$45,235	$117,589	$398,726	$561,550

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in the allowance for losses for the Company-owned loans and finance receivables and the liability for losses on the Company’s guarantees of third-party lender-owned loans during the three and nine months ended September 30, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended September 30, 2017
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$15,688	$22,847	$45,304	$83,839
Cost of revenue	23,724	23,439	60,102	107,265
Charge-offs	(25,521)	(22,708)	(57,228)	(105,457)
Recoveries	5,082	3,232	10,630	18,944
Effect of foreign currency translation	188	—	281	469
Balance at end of period	$19,161	$26,810	$59,089	$105,060
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,761	$—	$180	$1,941
Increase (decrease) in liability	125	—	(49)	76
Balance at end of period	$1,886	$—	$131	$2,017

	Three Months Ended September 30, 2016
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$13,354	$18,029	$42,437	$73,820
Cost of revenue	20,464	29,739	45,293	95,496
Charge-offs	(21,301)	(24,639)	(44,804)	(90,744)
Recoveries	5,345	3,666	7,421	16,432
Effect of foreign currency translation	(136)	—	(121)	(257)
Balance at end of period	$17,726	$26,795	$50,226	$94,747
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,392	$—	$441	$1,833
Increase (decrease) in liability	66	—	(172)	(106)
Balance at end of period	$1,458	$—	$269	$1,727

	Nine Months Ended September 30, 2017
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$17,770	$26,594	$54,581	$98,945
Cost of revenue	55,865	63,138	150,063	269,066
Charge-offs	(70,962)	(73,252)	(177,002)	(321,216)
Recoveries	16,009	10,330	30,782	57,121
Effect of foreign currency translation	479	—	665	1,144
Balance at end of period	$19,161	$26,810	$59,089	$105,060
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,716	$—	$280	$1,996
Increase (decrease) in liability	170	—	(149)	21
Balance at end of period	$1,886	$—	$131	$2,017

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2016
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$14,652	$15,727	$36,943	$67,322
Cost of revenue	47,860	63,461	119,128	230,449
Charge-offs	(59,664)	(63,236)	(127,473)	(250,373)
Recoveries	15,448	10,843	21,217	47,508
Effect of foreign currency translation	(570)	—	411	(159)
Balance at end of period	$17,726	$26,795	$50,226	$94,747
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,298	$—	$458	$1,756
Increase (decrease) in liability	160	—	(189)	(29)
Balance at end of period	$1,458	$—	$269	$1,727

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of September 30, 2017 and 2016 and December 31, 2016, the amount of consumer loans guaranteed by the Company was $28.9 million, $29.7 million and $32.2 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $2.0 million, $1.7 million and $2.0 million, as of September 30, 2017 and 2016 and December 31, 2016, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

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

The Company records an investment in the preferred stock of a privately-held developing financial services entity under the cost method. The carrying value of the Company’s investment in this unconsolidated investee was $6.7 million as of September 30, 2017 and 2016 and December 31, 2016, and was held in “Other assets” in the Company’s consolidated balance sheets. The Company evaluates this investment for impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of the investment below carrying value. Based on the Company’s evaluation of this investment at September 30, 2017, the Company determined that an impairment loss was not probable at that date.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	Long-term debt

The Company’s long-term debt instruments and balances outstanding as of September 30, 2017 and 2016 and December 31, 2016 were as follows (dollars in thousands):

	September 30,		December 31,
	2017	2016	2016

Securitization notes	$186,533	$136,953	$165,419
Revolving line of credit	—	15,000	—
9.75% senior notes due 2021	342,407	495,427	495,622
8.50% senior notes due 2024	250,000	—	—
Subtotal	778,940	647,380	661,041
Less: Long-term debt issuance costs	(13,545)	(12,201)	(11,130)
Total long-term debt	$765,395	$635,179	$649,911

8.50% Senior Unsecured Notes Due 2024

On September 1, 2017, the Company issued and sold $250.0 million in aggregate principal amount of 8.50% Senior Notes due 2024 (the “2024 Senior Notes”). The 2024 Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States pursuant to Regulation S under the Securities Act. The 2024 Senior Notes bear interest at a rate of 8.50% annually on the principal amount payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2018. The 2024 Senior Notes were sold at a price of 100%. The 2024 Senior Notes will mature on September 1, 2024. The 2024 Senior Notes are unsecured debt obligations of the Company, and are unconditionally guaranteed by certain of the Company’s domestic subsidiaries.

The 2024 Senior Notes are redeemable at the Company’s option, in whole or in part, (i) at any time prior to September 1, 2020 at 100% of the aggregate principal amount of 2024 Senior Notes redeemed plus the applicable “make whole” premium specified in the indenture that governs the Company’s 2024 Notes (the "2024 Senior Notes Indenture"), plus accrued and unpaid interest, if any, to the redemption date and (ii) at any time on or after September 1, 2020 at the premium, if any, specified in the 2024 Senior Notes Indenture that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to September 1, 2020, at its option, the Company may redeem up to 40% of the aggregate principal amount of the 2024 Senior Notes at a redemption price of 108.5% of the aggregate principal amount of 2024 Senior Notes redeemed, plus accrued and unpaid interest, if any, to the redemption date, with the proceeds of certain equity offerings as described in the 2024 Senior Notes Indenture.

The 2024 Senior Notes and the related guarantees have not been and will not be registered under the Securities Act, or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities or blue sky laws and foreign securities laws.

In connection with the issuance of the 2024 Senior Notes, the Company incurred approximately $7.6 million of issuance costs, which primarily consisted of underwriting fees, legal and other professional expenses.

The Company used the net proceeds of the 2024 Senior Notes offering to retire a portion of its outstanding 9.75% senior notes due 2021, to pay the related accrued interest, premiums, fees and expenses associated therewith and for general corporate purposes, which may include working capital and future repurchases of its outstanding debt securities.

As of September 30, 2017, the carrying amount of the 2024 Senior Notes was $242.5 million, which includes unamortized issuance costs of $7.5 million. The total interest expense recognized was $1.9 million for the nine months ended September 30, 2017.

Consumer Loan Securitization

2016-1 Facility

On January 15, 2016, the Company and certain of its subsidiaries entered into a receivables securitization (as amended, the “2016‑1 Securitization Facility”) with certain purchasers, Jefferies Funding LLC, as administrative agent (the “Administrative Agent”) and Bankers Trust Company, as indenture trustee and securities intermediary (the “Indenture Trustee”). The 2016‑1 Securitization Facility securitizes unsecured consumer installment loans (“Receivables”) that have been, or will be, originated or acquired under the Company’s

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NetCredit brand and that meet specified eligibility criteria. Under the 2016‑1 Securitization Facility, Receivables are sold to EFR 2016‑1, LLC, a wholly-owned special purpose subsidiary (the “Issuer”), and serviced by another subsidiary.

The Issuer issued an initial term note of $107.4 million (the “Initial Term Note”), which was secured by $134 million in unsecured consumer loans, and variable funding notes (the “Variable Funding Notes”) with an aggregate availability of $20 million per month; the 2016‑1 Securitization Facility was amended to increase the availability to $40 million until December 31, 2016, and $30 million thereafter, as discussed below. As described below, the Issuer has issued and will subsequently issue term notes (the “Term Notes” and, together with the Initial Term Note and the Variable Funding Notes, the “Securitization Notes”). The maximum principal amount of the Securitization Notes that may be outstanding at any time under the 2016‑1 Securitization Facility was limited to $175 million; the 2016‑1 Securitization Facility was amended to increase the maximum principal amount to $275 million, as discussed below.

At the end of each month during the nine-month revolving period, the Receivables funded by the Variable Funding Notes have been and will be refinanced through the creation of two Term Notes, which Term Notes have been and will be issued to the holders of the Variable Funding Notes. The non-recourse Securitization Notes mature at various dates, the latest of which will be October 15, 2020 (the “Final Maturity Date”). The 2016‑1 Securitization Facility has been amended to extend the revolving period to October 2017 and the latest maturity to October 2021, as discussed below.

The Securitization Notes are issued pursuant to an indenture, dated as of January 15, 2016 (the “Closing Date”). The Securitization Notes bear interest at an annual rate equal to the one month London Interbank Offered Rate (“LIBOR”) (subject to a floor of 1%) plus 7.75%, which rate was initially 8.75%. In addition, the Issuer paid certain customary upfront closing fees and will pay customary annual commitment and other fees to the purchasers under the 2016‑1 Securitization Facility. The Issuer is permitted to voluntarily prepay any outstanding Securitization Notes, subject to an optional redemption premium. Interest and principal payments on outstanding Securitization Notes are made monthly. Any remaining amounts outstanding will be payable no later than the Final Maturity Date. The Securitization Notes are supported by the cash flows from the underlying Receivables. The holders of the Securitization Notes have no recourse to the Company if the cash flows from the underlying Receivables are not sufficient to pay all of the principal and interest on the Securitization Notes unless the underlying Receivables breach the representations and warranties made by us as of the related sale date as described below. Additionally, the Receivables will be held by the Issuer at least until the obligations under the Securitization Notes are satisfied. For so long as the Receivables are owned by the Issuer, the outstanding Receivables will not be available to satisfy the Company’s other debts and obligations.

All amounts due under the Securitization Notes are secured by all of the Issuer’s assets, which include the Receivables transferred to the Issuer, related rights under the Receivables, specified bank accounts, and certain other related collateral.

The 2016‑1 Securitization Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay their loans; covenants regarding special purpose entity matters and other subjects; and default and termination provisions which provide for the acceleration of the Securitization Notes under the 2016‑1 Securitization Facility in circumstances including, but not limited to, failure to make payments when due, servicer defaults, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the receivables, defaults under other material indebtedness and certain regulatory matters.

The agreements evidencing the 2016‑1 Facility, all dated as of the Closing Date, include (i) an Indenture between the Issuer and the Indenture Trustee, (ii) a Note Purchase Agreement among the Issuer, NetCredit Loan Services, LLC (f/k/a Enova Lending Services, LLC), as the Master Servicer, the Administrative Agent and certain purchasers, and (iii) a Receivables Purchase Agreement between the Company and Enova Finance 5, LLC. On July 26, 2016, the Company and certain of its subsidiaries entered into a First Omnibus Amendment (the “First Amendment”) of the 2016‑1 Facility that was established on the Closing Date, pursuant to various agreements with certain purchasers, the Administrative Agent and the Indenture Trustee. The First Amendment effected a variety of minor technical changes to the Indenture, the Note Purchase Agreement, the Receivables Purchase Agreement and the servicing agreement for the 2016‑1 Facility. These changes included revised procedures under the Note Purchase Agreement for the disbursement to the Issuer of proceeds from draws under the Variable Funding Notes and clarification of modifications that the servicer is permitted to effect to the terms of the Receivables that have been transferred into the EFR 2016‑1 Facility.

On August 17, 2016, the Company and one of its subsidiaries entered into an Amendment to the Receivables Purchase Agreement. This amendment modified an eligibility criterion for Receivables that the Company sells under the Agreement.

On September 12, 2016, the Company and certain of its subsidiaries entered into a Second Omnibus Amendment (the “Second Amendment”) to amend the Indenture and the Receivables Purchase Agreement. The Second Amendment authorized the Company to

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

include in the 2016‑1 Facility Receivables originated by a state-chartered bank and acquired by a subsidiary of the Company from that bank, and it adjusted the Investment Pool Cumulative Net Loss Trigger for the Initial Term Note Investment Pool (as such terms are defined in the Indenture), which was the seasoned pool of receivables securitized under the 2016‑1 Facility on the Closing Date.

On October 20, 2016, the Company and certain of its subsidiaries entered into a Third Amendment and Limited Waiver (the “Third Amendment”) to amend the Indenture and Receivables Purchase Agreement. The Third Amendment increased the maximum principal amount of the 2016‑1 Facility to $275 million, increased the Variable Funding Notes maximum principal amount to $40 million until December 31, 2016, and $30 million thereafter, and extended the revolving period of the facility to October 2017. The Third Amendment also adjusted the Note Interest Rate on Term Notes issued after, and amounts outstanding under the Variable Funding Notes after, the date of the Third Amendment (as such terms are defined in the Indenture). The weighted average interest rate on such adjusted Notes is 9.5%.

On November 14, 2016, the Company and certain of its subsidiaries entered into a Fourth Amendment (the “Fourth Amendment”) to amend the Indenture and Receivables Purchase Agreement. The Fourth Amendment adjusted the Investment Pool Cumulative Delinquency Trigger (as such term is defined in the Indenture), with an effective date of October 31, 2016.

On December 14, 2016, the Company and certain of its subsidiaries entered into a Fifth Amendment (the “Fifth Amendment”) to amend the Indenture and Receivables Purchase Agreement. The Fifth Amendment adjusted the Investment Pool Cumulative Delinquency Trigger (as such term is defined in the Indenture) for the Initial Term Notes, with an effective date of November 30, 2016, expanded the categories of Receivables that could be financed through the 2016‑1 Facility and made certain other minor changes. These changes provide the Company with additional flexibility under the 2016‑1 Facility.

As of September 30, 2017 and 2016, the carrying amount of the 2016‑1 Securitization Facility was $173.7 million and $134.5 million, respectively, which included unamortized issuance costs of $0.8 million and $2.4 million, respectively. The issuance costs are being amortized to interest expense over a period of four years. The total interest expense recognized was $11.4 million and $9.5 million of which $1.1 million and $2.6 million represented the non-cash amortization of the issuance costs for the nine months ended September 30, 2017 and 2016, respectively.

2016‑2 Facility

On December 1, 2016, the Company and certain of its subsidiaries entered into a receivables securitization (the “2016‑2 Facility”) with Redpoint Capital Asset Funding, LLC, as lender (the “Lender”). The 2016‑2 Facility securitizes unsecured consumer installment loans (“Redpoint Receivables”) that have been and will be originated or acquired under the Company’s NetCredit brand by several of the Company’s subsidiaries (the “Originators”) and that meet specified eligibility criteria, including that the annual percentage rate for each securitized consumer loan is greater than or equal to 90%. Under the 2016‑2 Facility, Redpoint Receivables are sold to a wholly-owned special purpose subsidiary of the Company (the “Debtor”) and serviced by another subsidiary of the Company.

The Debtor has issued a revolving note with an initial maximum principal balance of $20.0 million (the “Initial Facility Size”), which is required to be secured by $25.0 million in unsecured consumer loans. The Initial Facility Size may be increased under the 2016‑2 Facility to $40 million. The 2016‑2 Facility is non-recourse to the Company and matures on December 1, 2019.

The 2016‑2 Facility is governed by a loan and security agreement, dated as of December 1, 2016, between the Lender and the Debtor. The 2016‑2 Facility bears interest at a rate per annum equal to LIBOR (subject to a floor) plus an applicable margin, which rate per annum was initially 12.50%. In addition, the Debtor paid certain customary upfront closing fees to the Lender. Interest payments on the 2016‑2 Facility will be made monthly. Subject to certain exceptions, the Debtor is not permitted to prepay the 2016‑2 Facility prior to October 1, 2018. Following such date, the Debtor is permitted to voluntarily prepay the 2016‑2 Facility without penalty. Any remaining amounts outstanding will be payable no later than December 1, 2019.

All amounts due under the 2016‑2 Facility are secured by all of the Debtor’s assets, which include the Redpoint Receivables transferred to the Debtor, related rights under the Redpoint Receivables, a bank account and certain other related collateral.

The 2016‑2 Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the Redpoint Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay the related Receivables; and default and termination provisions which provide for the acceleration of the 2016‑2 Facility in circumstances including, but not limited to, failure to make payments when due, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the receivables and defaults under other material indebtedness of the Debtor.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2017, the carrying amount of the 2016‑2 Facility was $12.1 million. In connection with the issuance of the 2016‑2 Facility, the Company incurred debt issuance costs of approximately $0.2 million. The unamortized balance of these costs as of September 30, 2017 is included in “Other assets” in the consolidated balance sheets. These costs are being amortized to interest expense over a period of 36 months, the term of the 2016‑2 Facility. The total interest expense recognized was $1.4 million for the nine months ended September 30, 2017.

Revolving Credit Facilities

On May 14, 2014, the Company and certain of its subsidiaries as guarantors entered into a credit agreement among the Company, the guarantors, Jefferies Finance LLC as administrative agent and Jefferies Group LLC as lender (the “2014 Credit Agreement”). The 2014 Credit Agreement was terminated on June 30, 2017. The Company had no outstanding borrowings under the 2014 Credit Agreement as of September 30, 2016 and December 31, 2016.

The 2014 Credit Agreement also included a sub-limit of up to $20.0 million for standby or commercial letters of credit. In the event that an amount was paid by the issuing bank under a letter of credit, it would have been due and payable by the Company on demand. The Company had outstanding letters of credit under the 2014 Credit Agreement of $6.6 million as of each of September 30, 2016 and December 31, 2016.

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

The 2017 Credit Agreement is secured by domestic receivables and replaced the 2014 Credit Agreement. The borrowing limit in the 2017 Credit Agreement increased to $40 million from $35 million in the 2014 Credit Agreement, and its maturity date is May 1, 2020. The Company had no outstanding borrowings under the 2017 Credit Agreement as of September 30, 2017.

The 2017 Credit Agreement provides for a revolving credit line with interest on borrowings under the facility at prime rate plus 1.00%. In addition, the 2017 Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the line, and ranges from 0.30% per annum to 0.50% per annum depending on usage. A portion of the revolving credit facility, up to a maximum of $20 million, is available for the issuance of letters of credit. The Company had outstanding letters of credit under the 2017 Credit Agreement of $8.0 million as of September 30, 2017. The 2017 Credit Agreement provides for certain prepayment penalties if it is terminated on or before its first and second anniversary date, subject to certain exceptions.

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

In connection with the issuance of the 2017 Credit Agreement, as amended, the Company incurred debt issuance costs of approximately $2.0 million, which primarily consisted of underwriting fees and legal expenses. The unamortized balance of these costs as of September 30, 2017 is included in “Other assets” in the consolidated balance sheets. These costs are being amortized to interest expense over a period of 34 months, the term of the 2017 Credit Agreement.

9.75% Senior Unsecured Notes Due 2021

On May 30, 2014, the Company issued and sold $500.0 million in aggregate principal amount of 9.75% Senior Notes due 2021 (the “2021 Senior Notes”). The 2021 Senior Notes bear interest at a rate of 9.75% annually on the principal amount payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2014. The 2021 Senior Notes were sold at a discount of the principal amount to yield 10.0% to maturity and will mature on June 1, 2021.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three months ended September 30, 2017, the Company repurchased $155.0 million principal amount of the 2021 Senior Notes for aggregate cash consideration of $166.3 million plus accrued interest. In connection with these purchases, the Company recorded a loss on extinguishment of debt of approximately $14.9 million ($9.2 million net of tax), which is included in “Loss on early extinguishment of debt” in the consolidated statements of income.

As of September 30, 2017 and 2016, the carrying amount of the 2021 Senior Notes was $337.1 million and $485.6 million, respectively, which included an unamortized discount of $2.6 million and $4.6 million, respectively, and unamortized issuance costs of $5.3 million and $9.8 million, respectively. The discount and issuance costs are being amortized to interest expense over a period of seven years, through the maturity date of June 1, 2021. The total interest expense recognized for the nine months ended September 30, 2017 and 2016 was $38.0 million and $38.7 million, respectively, of which $0.6 million for each period represented the non-cash amortization of the discount and $1.5 million and $1.6 million, respectively, represented the non-cash amortization of the issuance costs.

Weighted-average interest rates on long-term debt were 10.58% and 10.75% during the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017 and 2016 and December 31, 2016, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreement(s).

6.	Earnings Per Share

Basic earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the period. Restricted stock units issued under the Company’s stock-based employee compensation plans are included in diluted shares upon the granting of the awards even though the vesting of shares will occur over time.

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net (loss) income	$(3,368)	$7,837	$22,357	$25,888
Denominator:
Total weighted average basic shares	33,670	33,211	33,533	33,176
Shares applicable to stock-based compensation	—	347	586	184
Total weighted average diluted shares	33,670	33,558	34,119	33,360
Earnings per share:
Net (loss) income per share – basic	$(0.10)	$0.24	$0.67	$0.78
Net (loss) income per share – diluted	$(0.10)	$0.23	$0.66	$0.78

For the three months ended September 30, 2017 and 2016, 2,138,180 and 1,467,202 shares of common stock underlying stock options, respectively, and 1,592,937 and 343,663 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net (loss) income per share because their effect would have been antidilutive. For the nine months ended September 30, 2017 and 2016, 1,552,045 and 1,783,073 shares of common stock underlying stock options, respectively, and 242,677 and 520,688 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net (loss) income per share because their effect would have been antidilutive.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following tables present information on the Company’s domestic, international operations and corporate services as of and for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Domestic	$181,584	$165,330	$504,326	$449,100
International	36,294	30,613	95,719	94,031
Total revenue	$217,878	$195,943	$600,045	$543,131

Income (Loss) from operations
Domestic	$55,767	$44,015	$176,402	$148,717
International	(1,983)	5,659	3,939	16,136
Corporate services	(26,107)	(21,577)	(79,389)	(76,100)
Total income from operations	$27,677	$28,097	$100,952	$88,753

Depreciation and amortization
Domestic	$1,634	$1,385	$4,692	$4,552
International	396	409	1,136	1,813
Corporate services	1,503	1,995	4,568	5,639
Total depreciation and amortization	$3,533	$3,789	$10,396	$12,004

Expenditures for property and equipment
Domestic	$2,231	$2,395	$4,271	$5,425
International	1,281	1,043	3,401	2,489
Corporate services	1,991	379	3,132	3,552
Total expenditures for property and equipment	$5,503	$3,817	$10,804	$11,466

	September 30,
	2017	2016
Property and equipment, net
Domestic	$22,541	$19,259
International	7,106	5,094
Corporate services	16,910	23,133
Total property and equipment, net	$46,557	$47,486

Assets
Domestic	$899,495	$823,737
International	126,583	98,842
Corporate services	113,700	52,500
Total assets	$1,139,778	$975,079

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Geographic Information

The following table presents the Company’s revenue by geographic region for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
United States	$181,584	$165,330	$504,326	$449,100
United Kingdom	30,679	26,793	82,528	78,882
Other international countries	5,615	3,820	13,191	15,149
Total revenue	$217,878	$195,943	$600,045	$543,131

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $46.6 million and $47.5 million at September 30, 2017 and 2016, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

8.	Commitments and Contingencies

Litigation

On March 8, 2013, Flemming Kristensen, on behalf of himself and others similarly situated, filed a purported class action lawsuit in the U.S. District Court of Nevada against the Company and other unaffiliated lenders and lead providers. The lawsuit alleges that the lead provider defendants sent unauthorized text messages to consumers on behalf of the Company and the other lender defendants in violation of the Telephone Consumer Protection Act. The complaint seeks class certification, statutory damages, an injunction against “wireless spam activities,” and attorneys’ fees and costs. The Company filed an answer to the complaint denying all liability. On March 26, 2014, the Court granted class certification. On July 20, 2015, the court granted the Company’s motion for summary judgment, denied Plaintiff’s motion for summary judgment and, on July 21, 2015, entered judgment in favor of the Company. Plaintiff filed a motion for reconsideration, which was denied. On May 3, 2016, Plaintiff filed a notice of appeal of the order granting summary judgment for the Company, the judgment in favor of the company, and the order denying Plaintiff’s motion to reconsider. Appellate briefing is now complete, and the court has heard oral arguments. Neither the likelihood of an unfavorable appellate decision nor the ultimate liability, if any, with respect to this matter can be determined at this time, and the Company is currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, Contingencies–Loss Contingencies–Glossary, for this litigation. The Company believes that the Plaintiff’s claims in the complaint are without merit and intends to vigorously defend this lawsuit.

The Company is also involved in certain routine legal proceedings, claims and litigation matters encountered in the ordinary course of its business. Certain of these matters may be covered to an extent by insurance or by indemnification agreements with third parties. The Company has recorded accruals in its consolidated financial statements for those matters in which it is probable that it has incurred a loss and the amount of the loss, or range of loss, can be reasonably estimated. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

The following table is a summary of the exit and disposal activity and liability balances as a result of the headquarters relocation for the nine months ended September 30, 2017 and the twelve months ended December 31, 2016 (in thousands):

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Lease Termination Costs	Other Exit Costs	Total
Balance at January 1, 2016	$1,425	$204	$1,629
Payments	(1,132)	—	(1,132)
Adjustments	344	(69)	275
Balance at December 31, 2016	$637	$135	$772

Balance at January 1, 2017	$637	$135	$772
Payments	(554)	(9)	(563)
Adjustments	(83)	(126)	(209)
Balance at September 30, 2017	$—	$—	$—

9.	Derivative Instruments
The Company has periodically used derivative instruments to manage risk from changes in market conditions that may affect the Company’s financial performance. The Company has primarily used derivative instruments to manage its primary market risks, which are interest rate risk and foreign currency exchange rate risk.

The Company has periodically used forward currency exchange contracts to minimize the effects of foreign currency risk in the United Kingdom. The forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction gain” in the Company’s consolidated statements of income. As of September 30, 2017, the Company did not manage its exposure to risk from foreign currency exchange rate fluctuations through the use of forward currency exchange contracts in the United Kingdom or Brazil.

The Company had no outstanding derivative instruments as of September 30, 2017 and 2016 and December 31, 2016.

There were no effects of derivative instruments on the consolidated results of operations and accumulated other comprehensive income (“AOCI”) for the three months ended September 30, 2017 and 2016.

The following table presents information on the effect of derivative instruments on the consolidated results of operations and accumulated other comprehensive income for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

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

A current officer of the Company has an ongoing ownership interest in the small business from which the Company acquired certain assets and assumed certain liabilities in June 2015 (see Note 2 for additional information). In the normal course of business, the Company attains certain customer relationships from the small business by entering into transactions with the customers to provide additional RPA financing. In these transactions, the Company satisfies the customer’s existing RPA balance with the small business which terminates such customer’s responsibilities to the small business. During the nine months ended September 30, 2017 the Company did not attain any relationships through these transactions with the small business. During the nine months ended September 30, 2016, the Company paid $0.4 million to the small business to satisfy customers’ existing RPA balances. Pursuant to the acquisition, a subsidiary of the Company issued a promissory note to the small business in the amount of $3.0 million (the “Promissory Note”) and granted the company an opportunity to earn certain contingent purchase consideration (see Note 2 for additional information), both of which are

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

guaranteed by the Company. The Promissory Note accrues interest at a rate of 4.0% per annum and will mature on June 23, 2018. During the nine months ended September 30, 2017 and 2016, the Company incurred interest expense of $95 thousand and $91 thousand, respectively, related to the Promissory Note. In addition, as a condition precedent to the acquisition, a subsidiary of the Company executed a Transition Services Agreement with the small business from which the Company acquired certain assets whereby it agreed to provide certain transition services to the business for three years following the acquisition. During the nine months ended September 30, 2017 and 2016, the Company was paid $24 thousand and $27 thousand, respectively, for such services.

The Company and Cash America entered into an agreement in conjunction with the Spin-off for the Company to administer the consumer loan underwriting model utilized by Cash America’s Retail Services Division in exchange for a fee per transaction paid to the Company as well as the reimbursement of the Company’s direct third-party costs incurred in providing the service. The Company received $0.6 million and $0.7 million for the nine months ended September 30, 2017 and 2016, respectively, pursuant to this agreement.

Since May 30, 2014, amounts due from or due to Cash America or FirstCash have been settled a month in arrears. The balance due from FirstCash of $0.1 million as of September 30, 2017 and 2016 and December 31, 2016, respectively, is included in “Other receivables and prepaid expenses” in the consolidated balance sheets.

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

	September 30,		December 31,
	2017	2016	2016
Assets
Cash and cash equivalents	$—	$105	$—
Restricted cash and cash equivalents	22,161	18,119	19,468
Loans and finance receivables, net	274,363	176,016	216,766
Other receivables and prepaid expenses	—	3	3
Other assets	2,056	—	2,459
Total assets	$298,580	$194,243	$238,696
Liabilities
Accounts payable and accrued expenses	$1,793	$991	$1,350
Long-term debt	185,771	134,537	163,550
Total liabilities	$187,564	$135,528	$164,900

12.	Fair Value Measurements

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

During the nine months ended September 30, 2017 and 2016, there were no transfers of assets or liabilities in or out of Level 1, Level 2 or Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2017 and 2016 and December 31, 2016 are as follows (dollars in thousands):

	September 30,	Fair Value Measurements Using
	2017	Level 1	Level 2	Level 3
Financial assets (liabilities):
Non-qualified savings plan assets(1)	$1,443	$1,443	$—	$—
Contingent consideration	(2,358)	—	—	(2,358)
Total	$(915)	$1,443	$—	$(2,358)

	September 30,	Fair Value Measurements Using
	2016	Level 1	Level 2	Level 3
Financial assets (liabilities):
Non-qualified savings plan assets(1)	$1,528	$1,528	$—	$—
Contingent consideration	(5,658)	—	—	(5,658)
Total	$(4,130)	$1,528	$—	$(5,658)

	December 31,	Fair Value Measurements Using
	2016	Level 1	Level 2	Level 3
Financial assets (liabilities):
Non-qualified savings plan assets(1)	$1,590	$1,590	$—	$—
Contingent consideration	(2,358)	—	—	(2,358)
Total	$(768)	$1,590	$—	$(2,358)

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

The changes in the fair value of the contingent consideration, which is a Level 3 liability measured at fair value on a recurring basis, are summarized in the tables below for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Contingent consideration	Total
Balance at December 31, 2015	$5,658	$5,658
Adjustments	—	—
Balance at September 30, 2016	$5,658	$5,658

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Contingent consideration	Total
Balance at December 31, 2016	$2,358	$2,358
Adjustments	—	—
Balance at September 30, 2017	$2,358	$2,358

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At September 30, 2017 and 2016 and December 31, 2016, there were no assets or liabilities recorded at fair value on a non-recurring basis.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of September 30, 2017 and 2016 and December 31, 2016 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	September 30,	Fair Value Measurements Using
	2017	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$110,054	$110,054	$—	$—
Short-term loans and line of credit accounts, net (1)	176,437	—	—	176,437
Installment loans and RPAs, net (1)(4)	461,299	—	—	496,377
Restricted cash (5)	29,866	29,866	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$784,359	$139,920	$—	$679,517
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$2,017	$—	$—	$2,017
Promissory note	3,000	—	—	3,245
Securitization Notes	186,533	—	189,005	—
9.75% senior notes due 2021	342,407	—	363,796	—
8.50% senior notes due 2024	250,000	—	252,000	—
Total	$783,957	$—	$804,801	$5,262

	Balance at
	September 30,	Fair Value Measurements Using
	2016	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$45,681	$45,681	$—	$—
Short-term loans and line of credit accounts, net (1)	147,992	—	—	147,992
Installment loans and RPAs, net (1)(4)	394,873	—	—	448,111
Restricted cash (5)	39,272	39,272	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$634,521	$84,953	$—	$602,806
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,727	$—	$—	$1,727
Promissory note	3,000	—	—	3,076
Credit agreement borrowings	15,000	—	—	15,000
Securitization Notes	136,953	—	139,911	—
9.75% senior notes due 2021	495,427	—	455,875	—
Total	$652,107	$—	$595,786	$19,803

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Balance at
	December 31,	Fair Value Measurements Using
	2016	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$39,934	$39,934	$—	$—
Short-term loans and line of credit accounts, net (1)	162,824	—	—	162,824
Installment loans and RPAs, net (1)(4)	398,726	—	—	430,895
Restricted cash (5)	26,306	26,306	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$634,493	$66,240	$—	$600,422
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,996	$—	$—	$1,996
Promissory note	3,000	—	—	3,111
Securitization Notes	165,419	—	168,216	—
9.75% senior notes due 2021	495,622	—	495,940	—
Total	$666,037	$—	$664,156	$5,107

(1)	Short-term loans, line of credit accounts, installment loans and RPAs are included in “Loans and finance receivables, net” in the consolidated balance sheets.
(2)	Investment in unconsolidated investee is included in “Other assets” in the consolidated balance sheets.
(3)	See Note 4 for additional information related to the investment in unconsolidated investee.
(4)	Installment loan and RPAs, net include $274.4 million, $176.0 million and $216.8 million in net assets of consolidated VIEs as of September 30, 2017 and 2016 and December 31, 2016, respectively.
(5)	Restricted cash includes $22.2 million, $18.1 million and $19.5 million in assets of consolidated VIEs as of September 30, 2017 and 2016 and December 31, 2016, respectively.

Cash and cash equivalents and restricted cash bear interest at market rates and have original maturities of less than 90 days. The carrying amount of restricted cash and cash equivalents approximates fair value.

Short-term loans, line of credit accounts, installment loans and RPAs are carried in the consolidated balance sheet net of the allowance for estimated losses, which is calculated by applying historical loss rates combined with recent default trends to the gross receivable balance. Short-term loans and line of credit accounts have relatively short maturity periods that are generally 12 months or less. The unobservable inputs used to calculate the fair value of these receivables include historical loss rates, recent default trends and estimated remaining loan term; therefore, the carrying value approximates the fair value. The fair value of installment loans and RPAs is estimated using discounted cash flow analyses, which consider interest rates on loans and discounts offered for receivables with similar terms to customers with similar credit quality, the timing of expected payments, estimated customer default rates and/or valuations of comparable portfolios. As of September 30, 2017 and 2016 and December 31, 2016, the fair value of the Company’s installment loans and RPAs was greater than the carrying value of these loans and finance receivables. Unsecured installment loans typically have terms between two and 60 months. RPAs typically have estimated delivery terms between six and 18 months.

The Company measures the fair value of its investment in unconsolidated investee using Level 3 inputs. Because the unconsolidated investee is a private company and financial information is limited, the Company estimates the fair value based on the best available information at the measurement date. As of September 30, 2017 and 2016 and December 31, 2016 the Company estimated the fair value of its investment to be approximately equal to the book value.

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans the Company arranges for consumers on the third-party lenders’ behalf and is required to purchase any defaulted loans it has guaranteed. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company was $2.0 million, $1.7 million and $2.0 million as of September 30, 2017 and 2016 and December 31, 2016, respectively. The Company measures the fair value of its liability for third-party lender-owned consumer loans under Level 3 inputs. The fair value of these liabilities is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value of these liabilities approximates the fair value.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company measures the fair value of the Promissory Note using Level 3 inputs. The fair value of the Promissory Note is estimated using a discounted cash flow analysis. As of September 30, 2017 and 2016 and December 31, 2016, the Promissory Note had a higher fair value than the carrying value.

The Company measures the fair value of its Securitization Notes using Level 2 inputs. The fair value of the Company’s Securitization Notes is estimated based on quoted prices in markets that are not active. As of September 30, 2017 and 2016 and December 31, 2016, the Company’s Securitization Notes had a higher fair value than the carrying value.

The Company measures the fair value of its 9.75% senior notes due 2021 using Level 2 inputs. The fair value of the Company’s 9.75% senior notes due 2021 is estimated based on quoted prices in markets that are not active. As of September 30, 2017 and December 31, 2016, the Company’s 9.75% senior notes due 2021 had a higher fair value than the carrying value. As of September 30, 2016, the fair value of the Company’s 9.75% senior notes due 2021 was lower than the carrying value.

The Company measures the fair value of its 8.50% senior notes due 2024 using Level 2 inputs. The fair value of the Company’s 8.50% senior notes due 2024 is estimated based on quoted prices in markets that are not active. As of September 30, 2017 the Company’s 8.50% senior notes due 2024 had a higher fair value than the carrying value.

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

The condensed consolidating financial statements reflect the investments in subsidiaries of the Company using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Condensed consolidating financial statements of Enova International, Inc. (the “Parent”), its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of September 30, 2017 and 2016 and December 31, 2016 and for the periods ended September 30, 2017 and 2016 are shown on the following pages.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2017

(dollars in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$54,055	$50,996	$5,003	$—	$110,054
Restricted cash	—	7,705	22,161	—	29,866
Loans and finance receivables, net	—	351,627	286,109	—	637,736
Income taxes receivable	105,140	(95,852)	31	—	9,319
Other receivables and prepaid expenses	245	21,271	2,280	—	23,796
Property and equipment, net	—	45,925	632	—	46,557
Goodwill	—	267,015	—	—	267,015
Intangible assets, net	—	4,593	—	—	4,593
Investment in subsidiaries	362,991	45,924	—	(408,915)	—
Intercompany receivable	343,514	—	—	(343,514)	—
Other assets	1,826	6,960	2,056	—	10,842
Total assets	$867,771	$706,164	$318,272	$(752,429)	$1,139,778
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$13,795	$62,348	$2,754	$—	$78,897
Intercompany payables	—	252,154	91,360	(343,514)	—
Deferred tax liabilities, net	(453)	21,634	(500)	—	20,681
Long-term debt	579,624	—	185,771	—	765,395
Total liabilities	592,966	336,136	279,385	(343,514)	864,973
Commitments and contingencies
Stockholders' equity	274,805	370,028	38,887	(408,915)	274,805
Total liabilities and stockholders' equity	$867,771	$706,164	$318,272	$(752,429)	$1,139,778

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2017

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$178,908	$40,374	$(1,404)	$217,878
Cost of Revenue	—	79,349	27,992	—	107,341
Gross Profit	—	99,559	12,382	(1,404)	110,537
Expenses
Marketing	—	26,423	577	—	27,000
Operations and technology	—	22,911	4,252	—	27,163
General and administrative	131	25,746	691	(1,404)	25,164
Depreciation and amortization	—	3,486	47	—	3,533
Total Expenses	131	78,566	5,567	(1,404)	82,860
(Loss) Income from Operations	(131)	20,993	6,815	—	27,677
Interest expense, net	(14,238)	(33)	(4,021)	—	(18,292)
Foreign currency transaction gain	65	—	—	—	65
Loss on early extinguishment of debt	(14,927)	—	—	—	(14,927)
(Loss) Income before Income Taxes and Equity in Net Earnings of Subsidiaries	(29,231)	20,960	2,794	—	(5,477)
(Benefit from) provision for income taxes	(9,760)	6,746	905	—	(2,109)
(Loss) Income before Equity in Net Earnings of Subsidiaries	(19,471)	14,214	1,889	—	(3,368)
Net earnings of subsidiaries	16,103	1,889	—	(17,992)	—
Net (Loss) Income	$(3,368)	$16,103	$1,889	$(17,992)	$(3,368)
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)	2,052	1,304	749	(2,053)	2,052
Total other comprehensive gain (loss), net of tax	2,052	1,304	749	(2,053)	2,052
Comprehensive (Loss) Income	$(1,316)	$17,407	$2,638	$(20,045)	$(1,316)

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2016

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$170,288	$24,157	$1,498	$195,943
Cost of Revenue	—	78,283	17,108	—	95,391
Gross Profit	—	92,005	7,049	1,498	100,552
Expenses
Marketing	—	26,348	374	—	26,722
Operations and technology	—	19,505	1,132	—	20,637
General and administrative	37	18,539	1,233	1,498	21,307
Depreciation and amortization	—	3,761	28	—	3,789
Total Expenses	37	68,153	2,767	1,498	72,455
(Loss) Income from Operations	(37)	23,852	4,282	—	28,097
Interest expense, net	(13,342)	(123)	(2,652)	—	(16,117)
Foreign currency transaction gain	145	—	—	—	145
(Loss) Income before Income Taxes and Equity in Net Earnings of Subsidiaries	(13,234)	23,729	1,630	—	12,125
(Benefit from) provision for income taxes	(4,832)	8,451	669	—	4,288
(Loss) Income before Equity in Net Earnings of Subsidiaries	(8,402)	15,278	961	—	7,837
Net earnings of subsidiaries	16,239	961	—	(17,200)	—
Net Income (Loss)	$7,837	$16,239	$961	$(17,200)	$7,837
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain	(1,245)	(1,084)	(160)	1,244	(1,245)
Total other comprehensive (loss) gain, net of tax	(1,245)	(1,084)	(160)	1,244	(1,245)
Comprehensive Income (Loss)	$6,592	$15,155	$801	$(15,956)	$6,592

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2017

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$497,081	$106,902	$(3,938)	$600,045
Cost of Revenue	—	197,281	71,806	—	269,087
Gross Profit	—	299,800	35,096	(3,938)	330,958
Expenses
Marketing	—	68,686	1,307	—	69,993
Operations and technology	—	65,090	7,422	—	72,512
General and administrative	265	76,060	4,718	(3,938)	77,105
Depreciation and amortization	—	10,261	135	—	10,396
Total Expenses	265	220,097	13,582	(3,938)	230,006
(Loss) Income from Operations	(265)	79,703	21,514	—	100,952
Interest expense, net	(40,780)	(97)	(11,649)	—	(52,526)
Foreign currency transaction gain	349	5	—	—	354
Loss on early extinguishment of debt	(14,927)	—	—	—	(14,927)
(Loss) Income before Income Taxes and Equity in Net Earnings of Subsidiaries	(55,623)	79,611	9,865	—	33,853
(Benefit from) provision for income taxes	(18,889)	27,034	3,351	—	11,496
(Loss) Income before Equity in Net Earnings of Subsidiaries	(36,734)	52,577	6,514	—	22,357
Net earnings of subsidiaries	59,091	6,514	—	(65,605)	—
Net Income (Loss)	$22,357	$59,091	$6,514	$(65,605)	$22,357
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)	4,561	4,197	365	(4,562)	4,561
Total other comprehensive gain (loss), net of tax	4,561	4,197	365	(4,562)	4,561
Comprehensive Income (Loss)	$26,918	$63,288	$6,879	$(70,167)	$26,918

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2016

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$478,434	$64,697	$—	$543,131
Cost of Revenue	—	182,729	47,692	—	230,421
Gross Profit	—	295,705	17,005	—	312,710
Expenses
Marketing	—	72,488	1,012	—	73,500
Operations and technology	—	58,642	3,064	—	61,706
General and administrative	185	72,867	3,695	—	76,747
Depreciation and amortization	—	11,936	68	—	12,004
Total Expenses	185	215,933	7,839	—	223,957
(Loss) Income from Operations	(185)	79,772	9,166	—	88,753
Interest (expense) income, net	(39,793)	613	(8,878)	—	(48,058)
Foreign currency transaction gain	2,184	—	—	—	2,184
(Loss) Income before Income Taxes and Equity in Net Earnings of Subsidiaries	(37,794)	80,385	288	—	42,879
(Benefit from) provision for income taxes	(14,977)	31,853	115	—	16,991
(Loss) Income before Equity in Net Earnings of Subsidiaries	(22,817)	48,532	173	—	25,888
Net earnings of subsidiaries	48,705	173	—	(48,878)	—
Net Income (Loss)	$25,888	$48,705	$173	$(48,878)	$25,888
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain	(5,070)	(6,342)	1,270	5,072	(5,070)
Total other comprehensive (loss) gain, net of tax	(5,070)	(6,342)	1,270	5,072	(5,070)
Comprehensive Income (Loss)	$20,818	$42,363	$1,443	$(43,806)	$20,818

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2017

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities	$(17,931)	$346,948	$(8,712)	$(9,008)	$311,297
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	—	(974,211)	(24,122)	—	(998,333)
Securitized loans transferred	—	201,518	(201,518)	—	—
Loans and finance receivables repaid	—	467,011	205,463	—	672,474
Change in restricted cash	—	(337)	(2,693)	—	(3,030)
Purchases of property and equipment	—	(10,651)	(153)	—	(10,804)
Capital contributions to subsidiaries	—	(11,785)	—	11,785	—
Other investing activities	—	1,798	—	—	1,798
Net cash (used in) provided by investing activities	—	(326,657)	(23,023)	11,785	(337,895)
Cash Flows from Financing Activities
(Payments for) proceeds from member's equity	—	(9,008)	11,785	(2,777)	—
Debt issuance costs paid	(9,564)	—	—	—	(9,564)
Debt prepayment penalty	(11,335)	—	—	—	(11,335)
Treasury shares purchased	(2,115)	—	—	—	(2,115)
Issuance of Senior Notes	250,000	—	—	—	250,000
Repayments of Senior Notes	(155,000)	—	—	—	(155,000)
Borrowings under revolving line of credit	30,000	—	—	—	30,000
Repayments under revolving line of credit, net	(30,000)	—	—	—	(30,000)
Borrowings under securitization facility	—	—	137,200	—	137,200
Repayments under securitization facility	—	—	(116,085)	—	(116,085)
Net cash provided by (used in) financing activities	71,986	(9,008)	32,900	(2,777)	93,101
Effect of exchange rates on cash	—	3,656	(39)	—	3,617
Net increase in cash and cash equivalents	54,055	14,939	1,126	—	70,120
Cash and cash equivalents at beginning of year	—	36,057	3,877	—	39,934
Cash and cash equivalents at end of period	$54,055	$50,996	$5,003	$—	$110,054

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2016

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities	$87,477	$216,799	$40,569	$(44,138)	$300,707
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	—	(976,614)	(10,641)	—	(987,255)
Securitized loans transferred	—	278,076	(278,076)	—	—
Loans and finance receivables repaid	—	525,636	126,229	—	651,865
Change in restricted cash	—	(14,656)	(18,120)	—	(32,776)
Purchases of property and equipment	—	(11,262)	(204)	—	(11,466)
Capital contributions to subsidiaries	(43,962)	(8,005)	—	51,967	—
Other investing activities	—	72	—	—	72
Net cash (used in) provided by investing activities	(43,962)	(206,753)	(180,812)	51,967	(379,560)
Cash Flows from Financing Activities
(Payments for) proceeds from member's equity	—	(176)	8,005	(7,829)	—
Debt issuance costs paid	—	—	(3,516)	—	(3,516)
Treasury shares purchased	(115)	—	—	—	(115)
Borrowings under revolving line of credit	45,000	—	—	—	45,000
Repayments under revolving line of credit	(88,400)	—	—	—	(88,400)
Borrowings under securitization facility	—	—	218,961	—	218,961
Repayments under securitization facility	—	—	(82,008)	—	(82,008)
Net cash (used in) provided by financing activities	(43,515)	(176)	141,442	(7,829)	89,922
Effect of exchange rates on cash	—	(7,670)	216	—	(7,454)
Net increase in cash and cash equivalents	—	2,200	1,415	—	3,615
Cash and cash equivalents at beginning of year	—	40,927	1,139	—	42,066
Cash and cash equivalents at end of period	$—	$43,127	$2,554	$—	$45,681

14.	Subsequent Events

Subsequent events have been reviewed through the date these financial statements were available to be issued.

Amendment of 2016-1 Securitization Facility

On October 20, 2017, the Company and certain of its subsidiaries amended and restated the 2016‑1 Securitization Facility (the “Amended Facility”). The counterparties to the Amended Facility included certain purchasers, the Administrative Agent and the Indenture Trustee. The Amended Facility relates to Receivables that have been and will be originated or acquired under the Company’s NetCredit brand by the Originators and that meet specified eligibility criteria. Under the Amended Facility, additional Receivables may be sold to the Issuer and serviced by another subsidiary of the Company. As of the Closing Date, the Issuer owned eligible Receivables with an outstanding principal balance equal to $226.4 million.

In connection with the amendment and restatement, all of the outstanding notes issued by the Issuer prior to the Closing Date were redeemed and the Issuer issued an initial term note with an initial principal amount of $181.1 million (the “2017 Initial Term Note”) and variable funding notes (the “2017 Variable Funding Notes”) with an aggregate committed availability of $75 million per quarter with an option to increase the commitment to $90 million with the consent of the holders of the 2017 Variable Funding Notes. As described below, the Issuer will subsequently issue term notes (the “2017 Term Notes”) and, together with the 2017 Initial Term Note and the 2017 Variable Funding Notes, (the “2017 Securitization Notes”) at the end of each calendar quarter. The maximum principal amount of the 2017 Securitization Notes that may be outstanding at any time under the Amended Facility is $275 million.

On each of January 2, 2018, April 2, 2018, July 2, 2018, October 1, 2018, December 31, 2018 and April 1, 2019, the Receivables financed under the 2017 Variable Funding Notes will be allocated to a 2017 Term Note, which 2017 Term Note will be issued to the holders of the 2017 Variable Funding Notes and the 2017 Variable Funding Note on such date will be reduced to zero. The 2017

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Securitization Notes are non-recourse to the Company and mature at various dates, the latest of which will be April 15, 2021 (the “2017 Final Maturity Date”).

The 2017 Securitization Notes are issued pursuant to an amended and restated indenture, dated as of the Closing Date, between the Issuer and the Indenture Trustee. The 2017 Securitization Notes bear interest at a rate per annum equal to One-Month LIBOR (subject to a floor) plus 7.50%. In addition, the Issuer paid certain customary upfront closing fees to the Administrative Agent and will pay customary annual commitment and other fees to the purchasers under the Amended Facility. Subject to certain exceptions, the Issuer is not permitted to prepay or redeem any of the 2017 Securitization Notes prior to April 15, 2019 except for a one-time prepayment of the 2017 Securitization Notes related to a removal of Receivables in an amount no greater than $100 million. Following such date, the Issuer is permitted to voluntarily prepay any of the 2017 Securitization Notes, subject to an optional redemption premium. Interest and principal payments on the 2017 Securitization Notes will be made monthly. Any remaining amounts outstanding will be payable no later than the 2017 Final Maturity Date.

All amounts due under the 2017 Securitization Notes are secured by all of the Issuer’s assets, which include the Receivables transferred to the Issuer, related rights under the Receivables, specified bank accounts and certain other related collateral.

The Amended Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay their loans; covenants regarding special purpose entity matters and other subjects; and default and termination provisions which provide for the acceleration of the 2017 Securitization Notes under the Amended Facility in circumstances including, but not limited to, failure to make payments when due, servicer defaults, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the receivables, and defaults under other material indebtedness.

On October 26, 2017, the Issuer and the Indenture Trustee amended the Amended Facility to permit a holder of a 2017 Term Note or the 2017 Initial Term Note to exchange its notes for notes with an alternative structure with terms not materially different to the Issuer than the exchanged Term Notes or Initial Term Notes.

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

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services to consumers and small businesses. In 2016, we extended approximately $2.1 billion in credit to borrowers. As of September 30, 2017, we offered or arranged loans or draws on lines of credit to consumers in 33 states in the United States and in the United Kingdom and Brazil. We also offered financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through September 30, 2017, we have completed over 42.2 million customer transactions and collected approximately 16 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include short-term loans, line of credit accounts, installment loans and receivables purchase agreements (“RPAs”).

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

Our flexible and scalable technology platform allows us to process and complete customers’ transactions quickly and efficiently. In 2016, we processed approximately 3.8 million transactions, and we continue to grow our loans and finance receivable portfolios and increase the number of customers we serve through desktop, tablet and mobile platforms. Our highly customizable technology platform allows us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In 2012, we launched a new product in the United States designed to serve near-prime customers, and in April 2014 we introduced a similar product in the United Kingdom. In June 2014, we launched our business in Brazil, where we arrange financing for borrowers through a third party lender. In addition, in July 2014, we introduced a new line of credit product in the United States to serve the needs of small businesses. In June 2015, we further expanded our product offering by acquiring certain assets of a company that provides financing to small businesses by offering RPAs (see Note 2 in the Notes to Consolidated Financial Statements included in this report). In May 2017, we expanded products available to small businesses by offering installment loans. These new products are intended to allow us to further diversify our product offerings, customer base and geographic scope. In the nine-month period ended September 30, 2017, we derived 84.0% of our total revenue from the United States and 16.0% of our total revenue internationally, with 86.2% of international revenue (representing 13.8% of our total revenue) generated in the United Kingdom.

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

•

Short-term consumer loans. Short-term consumer loans are unsecured loans written by us or by a third-party lender through our credit services organization and credit access business programs, which we refer to as our CSO programs, that we arrange and guarantee. As of September 30, 2017, we offered or arranged short-term consumer loans in 18 states in the United States and in the United Kingdom. Short-term consumer loans generally have terms of seven to 90 days, with proceeds promptly deposited in the customer’s bank account in exchange for a pre-authorized debit from their account. Due to the credit risk and high transaction costs of serving our customer segment, the interest and/or fees we charge are generally considered to be higher than the interest or fees charged to consumers with superior credit histories by banks and similar lenders who are typically unwilling to make unsecured loans to alternative credit consumers. Our short-term consumer loans contributed approximately 24.0% of our total revenue for the nine months ended September 30, 2017 and 26.9% for the nine months ended September 30, 2016.

•

Line of credit accounts. As of September 30, 2017 we offered new consumer line of credit accounts in six states (and continue to service existing line of credit accounts in one additional state) in the United States and business line of credit accounts in 28 states in the United States, which allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with the terms of their line of credit account. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit. As a result of regulatory changes in 2014, we discontinued offering line of credit accounts to customers in the United Kingdom effective January 1, 2015. Our line of credit accounts contributed approximately 31.2% of our total revenue for the nine months ended September 30, 2017 and 29.2% for the nine months ended September 30, 2016.

•

Installment loans. Installment loans are longer-term loans that require the outstanding principal balance to be paid down in multiple installments. We offer, or arrange through our CSO programs or market and purchase through our Bank program, multi-payment unsecured consumer installment loan products in 29 states in the United States and small business installment loans in 10 states. We also offer multi-payment unsecured consumer installment loan products in the United Kingdom and Brazil. Terms for our installment loan products range between two and 60 months. These loans generally have higher principal amounts than short-term loans. Loans may be repaid early at any time with no additional prepayment charges. Installment loans that we originated and purchased contributed approximately 42.7% of our total revenue for the nine months ended September 30, 2017 and 41.0% for the nine months ended September 30, 2016.

•

Receivables purchase agreements. Under RPAs, small businesses receive funds in exchange for a portion of the business’s future receivables at an agreed upon discount. In contrast, lending is a commitment to repay principal and interest. A small business customer who enters into a RPA commits to delivering a percentage of its receivables through ACH or wire debits or by splitting credit card receipts until all purchased receivables are delivered. We offer RPAs in all 50 states and in Washington D.C. in the United States. Revenue earned from RPAs contributed 2.0% of our total revenue for the nine months ended September 30, 2017 and 2.7% for the nine months ended September 30, 2016.

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

As of September 30, 2017 and 2016, the outstanding amount of active short-term consumer loans originated by third-party lenders under the CSO programs was $24.2 million and $23.4 million, respectively, which were guaranteed by us.

As of September 30, 2017 and 2016, the outstanding amount of active installment loans originated by third-party lenders under the CSO programs was $4.7 million and $6.3 million, respectively, which were guaranteed by us.

•

Bank program. In March 2016, we launched a program with a state-chartered bank where we provide technology, loan servicing and marketing services to the bank in 15 states and Washington D.C. in the United States as of September 30, 2017. Our bank partner offers unsecured consumer installment loans with an annual percentage rate (“APR”) at or below 36%. We also have the ability to purchase loans originated through this program. We plan to grow this program through expanding to more states and adding additional partners. Revenue generated from this program for the nine months ended September 30, 2017 and 2016 was 2.1% and less than 0.4% of our total revenue, respectively.

OUR MARKETS

We currently provide our services in the following countries:

•

United States. We began our online business in the United States in May 2004. As of September 30, 2017, we provide services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, Headway Capital at www.headwaycapital.com and The Business Backer at www.businessbacker.com.

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

RECENT REGULATORY DEVELOPMENTS

On November 29, 2016, the Financial Conduct Authority (“FCA”), our primary regulator in the United Kingdom, issued a Call for Input seeking evidence and feedback to further inform its previous reviews of the high-cost credit market, including a review of the loan price cap that was implemented on January 2, 2015. On July 31, 2017, the FCA published the outcome of its review and decided not to change the price cap but to review it again in three years. The FCA found that regulation of high-cost short-term credit, including the price cap, has led to substantial benefits to consumers. The FCA validated concerns about specific products and segments of the high-cost credit market, including unarranged overdrafts and long-term use of high-cost credit and the rent-to-own, home-collected credit and catalog credit markets. The FCA plans to investigate those products and segments further and issue a Consultation Paper on proposed solutions in the spring of 2018.

On July 4, 2017, the FCA issued a Consultation Paper on proposed changes to its rules and guidance on staff incentives, remuneration and performance management in consumer credit. The FCA completed a thematic review of staff incentives, remuneration and performance management and found that some firms have inadequate systems and controls to manage the risks of staff incentives. The FCA is consulting on measures to address risks that can arise from the way consumer credit firms pay or incentivize their staff. The FCA requested responses to the consultation paper by October 4, 2017, and expects to publish its Policy Statement and finalized guidance in the first quarter of 2018.

On July 26, 2017, the FCA issued a Consultation Paper on proposed changes to its rules and guidance on individual accountability. The Senior Managers and Certification Regime currently applies to deposit taking institutions and, following the Bank of England and Financial Services Act 2016, is now being extended to FCA solo-regulated firms. The Senior Managers and Certification Regime would replace the Approved Persons Regime, changing how individuals working in financial services are regulated. The objective of the new Senior Managers and Certification Regime is to reduce harm to consumers and strengthen market integrity by making individuals more accountable for their conduct and competence. The FCA has requested responses to the consultation paper by November 3, 2017, and expects to publish its Policy Statement in the summer of 2018.

On July 31, 2017, the FCA issued a Consultation Paper on proposed changes to its rules and guidance on assessing creditworthiness in consumer credit. The FCA requested responses to the consultation by October 31, 2017, and expects to publish its findings in the second quarter of 2018.

On July 10, 2017, the CFPB issued a final rule on arbitration. The rule would have prohibited class action waivers in certain consumer financial services contracts beginning on March 19, 2018 and would have required financial services providers to submit certain records to the CFPB if arbitration were used to resolve disputes with consumers. However, on July 25, 2017, and October 24, 2017, respectively, the House and Senate each passed a resolution of disapproval of the rule, pursuant to their powers under the Congressional Review Act, and the President signed the bill on November 1, 2017. Because the rule was disapproved, it cannot be reissued in substantially the same form, and the CFPB cannot issue a substantially similar rule unless the new rule is specifically authorized by a law enacted after the date of the joint resolution disapproving the original rule.

On October 6, 2017, the CFPB issued its final rule on payday and certain high-cost installment loans, which would cover some of the loans we offer. The rule requires that lenders who make short-term loans and longer-term loans with balloon payments reasonably determine consumers’ ability to repay the loans according to their terms before issuing the loans. The rule also introduces new limitations on repayment processes for those lenders as well as lenders of other longer-term loans with an annual percentage rate greater than 36 percent that include an ACH authorization or similar payment provision. If a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. For loans covered by the rule, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed payment attempts. The rule will apply to loan contracts entered into beginning in mid-2019. However, under the Congressional Review Act, Congress has 60 legislative days after publication of the rule in the Federal Register (which has not yet occurred) to overturn it by a majority vote in both Houses of Congress. It is also likely that there will be legal challenges to the final rule.

CRITICAL ACCOUNTING POLICIES

There have been no changes in critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

See Note 1 in the Notes to Consolidated Financial Statements included in this report for a discussion of recent accounting pronouncements.

RESULTS OF OPERATIONS

HIGHLIGHTS

Our financial results for the three-month period ended September 30, 2017, or the current quarter, are summarized below.

•

Consolidated total revenue increased $22.0 million, or 11.2%, to $217.9 million in the current quarter compared to $195.9 million for the three months ended September 30, 2016, or the prior year quarter. Domestic revenue increased $16.3 million, or 9.8%, to $181.6 million in the current quarter from $165.3 million for the prior year quarter and international revenue increased $5.7 million, or 18.6%, to $36.3 million from $30.6 million.

•	Consolidated gross profit increased $10.0 million, or 9.9%, to $110.5 million in the current quarter compared to $100.5 million in the prior year quarter.
•	Consolidated income from operations decreased $0.4 million, or 1.5%, to $27.7 million in the current quarter, compared to $28.1 million in the prior year quarter.
•

Consolidated net loss was $3.4 million in the current quarter compared to net income of $7.8 million in the prior year quarter. Consolidated diluted loss per share was $0.10 in the current quarter compared to diluted earnings per share of $0.23 in the prior year quarter.

OVERVIEW

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Loans and finance receivables revenue	$217,693	$195,912	$599,315	$541,895
Other	185	31	730	1,236
Total Revenue	217,878	195,943	600,045	543,131
Cost of Revenue	107,341	95,391	269,087	230,421
Gross Profit	110,537	100,552	330,958	312,710
Expenses
Marketing	27,000	26,722	69,993	73,500
Operations and technology	27,163	20,637	72,512	61,706
General and administrative	25,164	21,307	77,105	76,747
Depreciation and amortization	3,533	3,789	10,396	12,004
Total Expenses	82,860	72,455	230,006	223,957
Income from Operations	27,677	28,097	100,952	88,753
Interest expense, net	(18,292)	(16,117)	(52,526)	(48,058)
Foreign currency transaction gain	65	145	354	2,184
Loss on early extinguishment of debt	(14,927)	—	(14,927)	—
(Loss) Income before Income Taxes	(5,477)	12,125	33,853	42,879
(Benefit from) provision for income taxes	(2,109)	4,288	11,496	16,991
Net (Loss) Income	$(3,368)	$7,837	$22,357	$25,888
Diluted net (loss) income per share	$(0.10)	$0.23	$0.66	$0.78

Revenue
Loans and finance receivables revenue	99.9%	100.0%	99.9%	99.8%
Other	0.1	—	0.1	0.2
Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue	49.3	48.7	44.8	42.4
Gross Profit	50.7	51.3	55.2	57.6
Expenses
Marketing	12.4	13.7	11.7	13.6
Operations and technology	12.5	10.5	12.1	11.4
General and administrative	11.5	10.9	12.9	14.1
Depreciation and amortization	1.6	1.9	1.7	2.2
Total Expenses	38.0	37.0	38.4	41.3
Income from Operations	12.7	14.3	16.8	16.3
Interest expense, net	(8.4)	(8.2)	(8.8)	(8.8)
Foreign currency transaction gain	—	0.1	0.1	0.4
Loss on early extinguishment of debt	(6.8)	—	(2.5)	—
(Loss) Income before Income Taxes	(2.5)	6.2	5.6	7.9
(Benefit from) provision for income taxes	(1.0)	2.2	1.9	3.1
Net (Loss) Income	(1.5%)	4.0%	3.7%	4.8%

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

The following table provides reconciliations between net (loss) income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net (Loss) Income	$(3,368)	$7,837	$22,357	$25,888
Adjustments:
Loss on early extinguishment of debt	14,927	—	14,927	—
Intangible asset amortization	269	271	811	867
Stock-based compensation expense	2,996	2,265	8,303	6,414
Foreign currency transaction gain	(65)	(145)	(354)	(2,184)
Cumulative tax effect of adjustments	(6,121)	(902)	(8,044)	(2,020)
Adjusted earnings	$8,638	$9,326	$38,000	$28,965

Diluted net (loss) income per share	$(0.10)	$0.23	$0.66	$0.78
Adjustments:
Loss on early extinguishment of debt	0.44	—	0.44	—
Intangible asset amortization	0.01	0.01	0.02	0.03
Stock-based compensation expense	0.08	0.07	0.24	0.19
Foreign currency transaction gain	—	—	(0.01)	(0.07)
Cumulative tax effect of adjustments	(0.18)	(0.03)	(0.24)	(0.06)
Adjusted earnings per share	$0.25	$0.28	$1.11	$0.87

Adjusted EBITDA

The table below shows Adjusted EBITDA, which is a non-GAAP measure that we define as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, taxes, and stock-based compensation expense. Management believes Adjusted EBITDA is used by investors to analyze operating performance and evaluate our ability to incur and service debt and our capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess our estimated enterprise value. In addition, management believes that the adjustment for loss on early extinguishment of debt shown below is useful to investors in order to allow them to compare our financial results during the periods shown without the effect of the expense item. The computation of Adjusted EBITDA, as presented below, may differ from the computation of similarly-titled measures provided by other companies (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net (Loss) Income	$(3,368)	$7,837	$22,357	$25,888
Depreciation and amortization expenses	3,533	3,789	10,396	12,004
Interest expense, net	18,292	16,117	52,526	48,058
Foreign currency transaction gain	(65)	(145)	(354)	(2,184)
(Benefit from) provision for income taxes	(2,109)	4,288	11,496	16,991
Stock-based compensation expense	2,996	2,265	8,303	6,414
Adjustment:
Loss on early extinguishment of debt	14,927	—	14,927	—
Adjusted EBITDA	$34,206	$34,151	$119,651	$107,171

Adjusted EBITDA margin calculated as follows:
Total Revenue	$217,878	$195,943	$600,045	$543,131
Adjusted EBITDA	34,206	34,151	119,651	107,171
Adjusted EBITDA as a percentage of total revenue	15.7%	17.4%	19.9%	19.7%

Constant Currency Basis

In addition to reporting financial results in accordance with GAAP, we have provided certain other non-GAAP financial information on a constant currency basis. We operate in the United Kingdom and Brazil. During the current quarter and nine months ended September 30, 2017 16.7% and 16.0%, respectively, of our revenue originated in currencies other than the U.S. Dollar, principally the British Pound Sterling. As a result, changes in our reported revenue and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide constant currency assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. All conversion rates below are based on the U.S. Dollar equivalent to one of the applicable foreign currencies:

	Three Months Ended
	September 30,
	2017	2016	% Change
British Pound	1.3091	1.3133	(0.3)%
Brazilian real	0.3162	0.3079	2.7%

	Nine Months Ended
	September 30,
	2017	2016	% Change
British Pound	1.2760	1.3934	(8.4)%
Brazilian real	0.3153	0.2833	11.3%

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

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2016

Revenue and Gross Profit

Revenue increased $22.0 million, or 11.2%, to $217.9 million for the current quarter as compared to $195.9 million for the prior year quarter. Foreign currency exchange rates did not have a significant impact on revenue in the current quarter as compared to the prior year quarter. Our domestic operations contributed an increase of $16.3 million, primarily resulting from a 16.8% increase in line of credit account revenue and a 13.4% increase in installment loan and RPA revenue in the current quarter compared to the prior year quarter driven by strong customer demand for these products. Our international operations contributed an increase of $5.7 million, primarily resulting from a 34.6% increase in installment loan and RPA revenue and a 6.3% increase in short-term loan revenue.

Our gross profit increased by $10.0 million to $110.5 million for the current quarter from $100.5 million for the prior year quarter. Foreign currency exchange rates did not have a significant impact on gross profit in the current quarter as compared to the prior year quarter. Our consolidated gross profit as a percentage of revenue, or our gross profit margin, decreased to 50.7% for the current quarter, from 51.3% for the prior year quarter. The decrease in gross profit margin was primarily driven by the continued strong new customer growth of our installment and short-term portfolios, which requires higher loss provisions as new customers default at a higher rate than returning customers with a successful history of loan performance.

The following tables set forth the components of revenue and gross profit, separated by product and between domestic and international for the current quarter and the prior year quarter (in thousands):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Revenue by product:
Short-term loans	$49,875	$51,999	$(2,124)	(4.1)%
Line of credit accounts	68,889	59,090	9,799	16.6
Installment loans and RPAs	98,929	84,823	14,106	16.6
Total loans and finance receivables revenue	217,693	195,912	21,781	11.1
Other	185	31	154	496.8
Total revenue	$217,878	$195,943	$21,935	11.2%

Revenue by product (% to total):
Short-term loans	22.9%	26.5%
Line of credit accounts	31.6	30.2
Installment loans and RPAs	45.4	43.3
Total loans and finance receivables revenue	99.9	100.0
Other	0.1	—
Total revenue	100.0%	100.0%

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Domestic:
Revenue	$181,584	$165,330	$16,254	9.8%
Cost of revenue	88,419	85,862	2,557	3.0
Gross profit	$93,165	$79,468	$13,697	17.2
Gross profit margin	51.3%	48.1%	3.2%	6.7%
International:
Revenue	$36,294	$30,613	$5,681	18.6%
Cost of revenue	18,922	9,529	9,393	98.6
Gross profit	$17,372	$21,084	$(3,712)	(17.6)
Gross profit margin	47.9%	68.9%	(21.0)%	(30.5)%
Total:
Revenue	$217,878	$195,943	$21,935	11.2%
Cost of revenue	107,341	95,391	11,950	12.5
Gross profit	$110,537	$100,552	$9,985	9.9
Gross profit margin	50.7%	51.3%	(0.6)%	(1.2)%

Loan and Finance Receivable Balances

Our loan and finance receivable balance in our consolidated financial statements for September 30, 2017 and 2016 was $742.8 million and $637.6 million, respectively, before the allowance for losses of $105.1 million and $94.7 million, respectively. The combined loan and finance receivable balance includes $28.9 million and $29.7 million as of September 30, 2017 and 2016, respectively, of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements for September 30, 2017 and 2016, respectively, before the liability for estimated losses of $2.0 million and $1.7 million provided in “Accounts payable and accrued expenses” in our consolidated financial statements for September 30, 2017 and 2016, respectively.

The ending portfolio balance of loans and finance receivables, net of allowance for losses, increased $94.9 million, or 17.5%, to $637.7 million as of September 30, 2017 from $542.9 million as of September 30, 2016, and the outstanding combined portfolio balance of loans and finance receivables, net of allowance and liability for estimated losses, increased $93.8 million, or 16.4%, to $664.7 million as of September 30, 2017 from $570.8 million as of September 30, 2016, primarily due to increased demand for all of our installment products and, to a lesser extent, our short-term and line of credit products. The outstanding loan balance for our domestic near-prime product increased 20.0% in the current quarter compared to the prior year quarter resulting in a domestic near-prime portfolio balance that comprises 42.8% of our total loan and finance receivable portfolio balance while short-term loans comprised approximately 11.9% of our total loan and finance receivable portfolio balance in the current quarter, compared to 12.5% in the prior year quarter. We expect this trend to continue as we increase the number of states offering a near-prime installment lending product under our bank program. Management expects the loan balances for our domestic near-prime installment loan product will continue to comprise a larger percentage of the total loan and finance receivable portfolio, due to customer demand for these products and their longer loan term. Our portfolio of loans and finance receivables serving the needs of small businesses decreased slightly to 10.9% in the current quarter from 13.3% in the prior year quarter as growth in the installment products has outpaced the growth of the small-business portfolio. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

The following tables summarize loan and finance receivable balances outstanding as of September 30, 2017 and 2016 (in thousands):

	As of September 30,
	2017			2016
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables balances:
Short-term loans	$67,719	$24,248	$91,967	$60,124	$23,379	$83,503
Line of credit accounts	154,689	—	154,689	132,388	—	132,388
Installment loans and RPAs	520,388	4,695	525,083	445,100	6,321	451,421
Total ending loans and finance receivables, gross	742,796	28,943	771,739	637,612	29,700	667,312
Less: Allowance and liabilities for losses(a)	(105,060)	(2,017)	(107,077)	(94,747)	(1,727)	(96,474)
Total ending loans and finance receivables, net	$637,736	$26,926	$664,662	$542,865	$27,973	$570,838
Allowance and liability for losses as a % of loans and finance receivables, gross	14.1%	7.0%	13.9%	14.9%	5.8%	14.5%

	As of September 30,
	2017			2016
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables:
Total domestic, gross	$640,793	$28,943	$669,736	$556,056	$29,700	$585,756
Total international, gross	102,003	—	102,003	81,556	—	81,556
Total ending loans and finance receivables, gross	$742,796	$28,943	$771,739	$637,612	$29,700	$667,312

(a)	GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(b)	Except for allowance and liability for estimated losses, amounts shown represent non-GAAP measures.

Average Amount Outstanding per Loan

The average amount outstanding per loan is calculated as the total combined loans, gross balance at the end of the period divided by the total number of combined loans outstanding at the end of the period. The following table shows the average amount outstanding per loan by product at September 30, 2017 and 2016:

	As of September 30,
	2017	2016
Average amount outstanding per loan (in ones)(a)
Short-term loans(b)	$480	$462
Line of credit accounts	1,378	1,247
Installment loans(b)(c)	1,989	1,962
Total loans(b)(c)	$1,333	$1,252

(a)	The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Excludes RPAs.

The average amount outstanding per loan increased to $1,333 from $1,252 during the current quarter compared to the prior year quarter, primarily due to a greater mix of installment loans and line of credit accounts, which have higher average amounts outstanding relative to short-term loans, in the current quarter compared to the prior year quarter.

Average Loan Origination

The average loan origination amount is calculated as the total amount of combined loans originated and renewed for the period divided by the total number of combined loans originated and renewed for the period. The following table shows the average loan origination amount by product for the current quarter compared to the prior year quarter:

	Three Months Ended
	September 30,
	2017	2016
Average loan origination amount (in ones) (a)
Short-term loans (b)	$459	$455
Line of credit accounts (c)	314	315
Installment loans (b)(d)	1,661	1,849
Total loans (b)(d)	$560	$539

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount increased to $560 from $539 during the current quarter compared to the prior year quarter, mainly due to a greater mix of installment loan originations which have higher principal amounts. The average installment loan origination decreased to $1,661 from $1,849 as sub-prime installment loan originations, which have lower origination amounts, outpaced the near-prime originations in the current quarter.

Loans and Finance Receivables Loss Experience

The allowance and liability for estimated losses as a percentage of combined loans and RPAs decreased to 13.9% as of September 30, 2017 from 14.5% as of September 30, 2016, primarily due to improved credit quality in the line of credit portfolio.

The cost of revenue in the current quarter was $107.4 million, which was composed of $107.3 million related to Company-owned loans and finance receivables and a $0.1 million increase in the liability for estimated losses related to loans we guaranteed through the CSO programs. The cost of revenue in the prior year quarter was $95.4 million, which was composed of $95.5 million related to Company-owned loans and finance receivables offset by a $0.1 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $86.5 million and $74.3 million in the current quarter and the prior year quarter, respectively.

The following tables show loan and finance receivable balances and fees receivable and the relationship of the allowance and liability for losses to the combined balances of loans and finance receivables for each of the last five quarters (in thousands):

	2016		2017
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Loans and finance receivables:
Gross - Company owned	$637,612	$660,495	$598,717	$647,835	$742,796
Gross - Guaranteed by the Company(a)	29,700	32,199	22,546	28,013	28,943
Combined loans and finance receivables, gross(b)	667,312	692,694	621,263	675,848	771,739
Allowance and liability for losses on loans and finance receivables	96,474	100,941	84,441	85,780	107,077
Combined loans and finance receivables, net(b)	$570,838	$591,753	$536,822	$590,068	$664,662
Allowance and liability for losses as a % of loans and finance receivables, gross(b)	14.5%	14.6%	13.6%	12.7%	13.9%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(b)	Non-GAAP measure.

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

Short-term Loans

Demand for our short-term loan product in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Customer demand for short-term loans in both the United States and the United Kingdom has been very strong in 2017. This led to higher short-term consumer loan balances.

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

The following table includes information related only to short-term loans and shows our loss experience trends for short-term loans for each of the last five quarters (in thousands):

	2016		2017
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Short-term loans:
Cost of revenue	$20,531	$21,600	$15,602	$16,584	$23,849
Charge-offs (net of recoveries)	15,956	21,021	18,975	15,539	20,439
Average short-term combined loan balance, gross:
Company owned(a)	60,761	59,728	58,729	57,653	65,949
Guaranteed by the Company(a)(b)	24,678	24,709	23,153	21,368	25,787
Average short-term combined loan balance, gross(a)(c)	$85,439	$84,437	$81,882	$79,021	$91,736
Ending short-term combined loan balance, gross:
Company owned	$60,124	$63,005	$53,205	$61,565	$67,719
Guaranteed by the Company(b)	23,379	26,092	18,854	24,123	24,248
Ending short-term combined loan balance, gross(c)	$83,503	$89,097	$72,059	$85,688	$91,967
Ending allowance and liability for losses	$19,184	$19,486	$16,205	$17,449	$21,047

Short-term loan ratios:
Cost of revenue as a % of average short-term combined loan balance, gross(a)(c)	24.0%	25.6%	19.1%	21.0%	26.0%
Charge-offs (net of recoveries) as a % of average short-term combined loan balance, gross(a)(c)	18.7%	24.9%	23.2%	19.7%	22.3%
Gross profit margin	60.5%	56.8%	67.1%	64.5%	52.2%
Allowance and liability for losses as a % of combined loan balance, gross(c)(d)	23.0%	21.9%	22.5%	20.4%	22.9%

(a)	The average short-term combined loan balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan balance, gross, is determined using period-end balances.

Line of Credit Accounts

The cost of revenue as a percentage of average loan balance for line of credit accounts exhibits a similar quarterly seasonal trend to short-term loan loss rates as the ratio is typically lower in the first quarter and increases throughout the remainder of the year, peaking in the second half of the year with higher loan demand. The gross profit margin is generally lower for line of credit accounts as compared to short-term loans because the highest levels of default are exhibited in the early stages of the account, while revenue is recognized over the term of the account. Underwriting changes made in the second quarter of 2017 have led to improved credit quality and higher year over year gross margin. The year over year decrease in the allowance for losses as a percentage of loan balance was also driven by the underwriting changes in the second quarter of 2017.

The following table includes information related only to line of credit accounts and shows our loss experience trends for line of credit accounts for each of the last five quarters (in thousands):

	2016		2017
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$29,739	$25,028	$19,831	$19,868	$23,439
Charge-offs (net of recoveries)	20,973	25,229	24,660	18,786	19,476
Average loan balance(a)	126,371	138,259	135,621	128,348	145,398
Ending loan balance	132,388	144,183	124,498	134,154	154,689
Ending allowance for losses balance	$26,795	$26,594	$21,765	$22,847	$26,810

Line of credit account ratios:
Cost of revenue as a % of average loan balance(a)	23.5%	18.1%	14.6%	15.5%	16.1%
Charge-offs (net of recoveries) as a % of average loan balance(a)	16.6%	18.2%	18.2%	14.6%	13.4%
Gross profit margin	49.7%	59.7%	66.6%	66.2%	66.0%
Allowance for losses as a % of loan balance(b)	20.2%	18.4%	17.5%	17.0%	17.3%

(a)	The average loan balance for line of credit accounts is the average of the month-end balances during the period.
(b)	Allowance for losses as a % of loan balance is determined using period-end balances.

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

The gross profit margin is generally lower for the installment loan product than for other loan products, primarily because the highest levels of default are exhibited in the early stages of the loan, while revenue is recognized over the term of the loan. In addition, installment loans and RPAs typically have higher average origination amounts. Another factor contributing to the lower gross profit margin is that the product yield for installment loans and RPAs is typically lower than the yield for the other financing products we offer. As a result, particularly in periods of higher growth for the installment loan and RPA portfolios, which has been the case in recent years, the gross profit margin is typically lower for this product than for our short-term loan and line of credit products. Our average installment combined loan and RPA portfolio balance outstanding at September 30, 2017 increased 15.6% in the current quarter compared to the prior year quarter. During the current quarter, we experienced a lower gross profit margin than we experienced in the prior year quarter as a result of strong growth in our domestic sub-prime installment portfolio.

The following table includes information related only to our installment loans and RPAs and shows our loss experience trends for installment loans and RPAs for each of the last five quarters (in thousands):

	2016		2017
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Installment loans and RPAs:
Cost of revenue	$45,121	$50,917	$46,451	$43,410	$60,053
Charge-offs (net of recoveries)	37,383	46,411	55,179	44,443	46,598
Average installment and RPA combined loan and finance receivable balance, gross:
Company owned(a)	419,225	448,953	440,886	433,698	487,436
Guaranteed by the Company(a)(b)	6,600	6,093	4,874	3,631	4,628
Average installment and RPA combined loan and finance receivable balance, gross (a)(c)	$425,825	$455,046	$445,760	$437,329	$492,064
Ending installment and RPA combined loan and finance receivable balance, gross:
Company owned	$445,100	$453,307	$421,014	$452,116	$520,388
Guaranteed by the Company(b)	6,321	6,107	3,692	3,890	4,695
Ending installment and RPA combined loan and finance receivable balance, gross (c)	$451,421	$459,414	$424,706	$456,006	$525,083
Ending allowance and liability for losses	$50,495	$54,861	$46,471	$45,484	$59,220

Installment and RPA loan ratios:
Cost of revenue as a % of average installment and RPA combined loan and finance receivable balance, gross(a)(c)	10.6%	11.2%	10.4%	9.9%	12.2%
Charge-offs (net of recoveries) as a % of average installment and RPA combined loan and finance receivable balance, gross (a)(c)	8.8%	10.2%	12.4%	10.2%	9.5%
Gross profit margin	46.8%	43.5%	45.4%	48.4%	39.3%
Allowance and liability for losses as a % of combined loan and finance receivable balance, gross(c)(d)	11.2%	11.9%	10.9%	10.0%	11.3%

(a)	The average installment and RPA combined loan and finance receivable balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan and finance receivable balance, gross, is determined using period-end balances.

Total Expenses

Total expenses increased $10.4 million, or 14.4%, to $82.9 million in the current quarter, compared to $72.5 million in the prior year quarter. Foreign currency exchange rates did not have a significant impact on total expenses in the current quarter as compared to the prior year quarter.

Marketing expense increased slightly to $27.0 million in the current quarter compared to $26.7 million in the prior year quarter. The slight increase was primarily due to higher direct mail costs related to our domestic products and volume from lead providers in both segments, partially offset by lower digital marketing costs.

Operations and technology expense increased to $27.2 million in the current quarter compared to $20.7 million in the prior year quarter, primarily due to higher volume-driven underwriting and transaction expenses and headcount costs in our call center.

General and administrative expense increased $3.9 million, or 18.1%, to $25.2 million in the current quarter compared to $21.3 million in the prior year quarter, primarily due to higher corporate services personnel costs primarily driven by an increase in headcount in the current quarter compared to the prior year quarter.

Depreciation and amortization expense decreased $0.3 million, or 6.8%, in the current quarter compared to the prior year quarter, primarily due to the acceleration of depreciation in the prior year quarter resulting from the relocation of a datacenter in 2016.

Interest Expense, Net

Interest expense, net increased $2.2 million, or 13.5%, to $18.3 million in the current quarter compared to $16.1 million in the prior year quarter. The increase was primarily due to an increase in the average amount of debt outstanding, which increased $90.1 million to $717.4 million during the current quarter from $627.3 million during the prior year quarter, partially offset by a decrease in the weighted average interest rate on our outstanding debt to 10.34% during the current quarter from 10.42% during the prior year quarter.

(Benefit from) Provision for Income Taxes

(Benefit from) provision for income taxes decreased $6.4 million, or 149.2%, to a tax benefit of $2.1 million in the current quarter compared to a provision of $4.3 million in the prior year quarter. The decrease was primarily due to a 145.2% decrease in income before income taxes primarily related to the early extinguishment of a portion of our long-term debt.

As of September 30, 2017, the balance of unrecognized tax benefits was $631 thousand ($561 thousand net of the federal benefit of state matters), all of which, if recognized, would favorably affect the effective tax rate in any future periods. We had no unrecognized tax benefits as of September 30, 2016. We do not believe it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits will change by a significant amount. We record interest and penalties related to tax matters as income tax expense in the consolidated statement of income.

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

Net (Loss) Income

Net (loss) income decreased $11.2 million, or 143.0%, to a net loss of $3.4 million during the current quarter compared to net income of $7.8 million during the prior year quarter. The decrease was primarily due to expenses related to the early extinguishment of a portion of our long-term debt.

NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2016

Revenue and Gross Profit

Revenue increased $56.9 million, or 10.5%, to $600.0 million for the nine-month period ended September 30, 2017, or current nine-month period, as compared to $543.1 million for the nine-month period ended September 30, 2016, or prior year nine-month period. On a constant currency basis, revenue increased by $63.1 million, or 11.6%, for the current nine-month period compared to the prior year nine-month period. Our domestic operations contributed an increase of $55.2 million, resulting from a 18.5% increase in line of credit revenue and a 14.0% increase in domestic installment loan and RPA revenue in the current nine-month period compared to the prior year nine-month period primarily driven by growth in our line of credit account and installment products. Additionally, international operations of revenue increased $1.7 million (an increase of $7.9 million on a constant currency basis).

Our gross profit increased by $18.3 million to $331.0 million for the current nine-month period from $312.7 million for the prior year nine-month period. On a constant currency basis, gross profit increased by $23.2 million for the current nine-month period compared to the prior year nine-month period. Our consolidated gross profit margin decreased to 55.2% for the current nine-month period, from 57.6% for the prior year nine-month period. The decrease in gross profit margin was primarily driven by the strong new customer growth of our domestic and international installment loan portfolios resulting in a higher mix of new customers overall which requires higher loss provisions as new customers default at a higher rate than returning customers with a successful history of loan performance. Management expects the consolidated gross profit margin will continue to be influenced by the mix of loans to new and returning customers, the mix of lower yielding and higher yielding loan products, and loan originations.

The following tables set forth the components of revenue and gross profit, separated by product and between domestic and international for the current nine-month period and the prior year nine-month period (in thousands):

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Revenue by product:
Short-term loans	$144,074	$146,237	$(2,163)	(1.5)%
Line of credit accounts	187,172	158,338	28,834	18.2
Installment loans and RPAs	268,069	237,320	30,749	13.0
Total loans and finance receivables revenue	599,315	541,895	57,420	10.6
Other	730	1,236	(506)	(40.9)
Total revenue	$600,045	$543,131	$56,914	10.5%

Revenue by product (% to total):
Short-term loans	24.0%	26.9%
Line of credit accounts	31.2	29.2
Installment loans and RPAs	44.7	43.7
Total loans and finance receivables revenue	99.9	99.8
Other	0.1	0.2
Total revenue	100.0%	100.0%

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Domestic:
Revenue	$504,326	$449,100	$55,226	12.3%
Cost of revenue	226,461	204,070	22,391	11.0
Gross profit	$277,865	$245,030	$32,835	13.4
Gross profit margin	55.1%	54.6%	0.5%	0.9%
International:
Revenue	$95,719	$94,031	$1,688	1.8%
Cost of revenue	42,626	26,351	16,275	61.8
Gross profit	$53,093	$67,680	$(14,587)	(21.6)
Gross profit margin	55.5%	72.0%	(16.5)%	(22.9)%
Total:
Revenue	$600,045	$543,131	$56,914	10.5%
Cost of revenue	269,087	230,421	38,666	16.8
Gross profit	$330,958	$312,710	$18,248	5.8
Gross profit margin	55.2%	57.6%	(2.4)%	(4.2)%
Average Loan Origination

The average loan origination amount is calculated as the total amount of combined loans originated and renewed for the period divided by the total number of combined loans originated and renewed for the period. The following table shows the average loan origination amount by product for the current nine-month period compared to the prior year nine-month period:

	Nine Months Ended
	September 30,
	2017	2016
Average loan origination amount (in ones) (a)
Short-term loans (b)	$453	$455
Line of credit accounts (c)	297	305
Installment loans (b)(d)	1,617	1,810
Total loans (b)(d)	$522	$523

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.

(d)	Excludes RPAs.

The average loan origination amount remained flat at $522 during the current nine-month period compared to $523 during the prior year nine-month period.

Loans and Finance Receivables Loss Experience

The cost of revenue in the current nine-month period was $269.0 million, which was composed of $269.0 million related to Company-owned loans and finance receivables. The cost of revenue in the prior year nine-month period was $230.4 million, which was composed of $230.4 million related to Company-owned loans and finance receivables. Total charge-offs, net of recoveries, were $264.1 million and $202.9 million in the current nine-month period and the prior year nine-month period, respectively.

Total Expenses

Total expenses increased $6.0 million, or 2.7%, to $230.0 million in the current nine-month period, compared to $224.0 million in the prior year nine-month period. On a constant currency basis, total expenses increased $7.6 million, or 3.4%, for the current nine-month period compared to the prior year nine-month period.

Marketing expense decreased to $70.0 million in the current nine-month period compared to $73.5 million in the prior year nine-month period. Lower online marketing costs were partially offset by higher direct mail costs.

Operations and technology expense increased to $72.5 million in the current nine-month period compared to $61.7 million in the prior year nine-month period, primarily due to higher personnel expenses, underwriting and transaction costs and software costs primarily related to our domestic operations.

General and administrative expense was flat increasing only $0.3 million, or 0.5%, to $77.1 million in the current nine-month period compared to $76.8 million in the prior year nine-month period.

Depreciation and amortization expense decreased $1.6 million, or 13.4%, in the current nine-month period compared to the prior year nine-month period, primarily due to the acceleration of depreciation in the prior year nine-month period resulting from our exit from the Australian and Canadian markets and the relocation of a datacenter in 2016.

Interest Expense, Net

Interest expense, net increased $4.4 million, or 9.3%, to $52.5 million in the current nine-month period compared to $48.1 million in the prior year nine-month period. The increase was primarily due to an increase in the average amount of debt outstanding, which increased $60.0 million to $663.5 million during the current nine-month period from $603.5 million during the prior year nine-month period, partially offset by a slight decrease in the weighted average interest rate on our outstanding debt to 10.58% during the current nine-month period from 10.75% during the prior year nine-month period.

(Benefit from) Provision for Income Taxes

(Benefit from) provision for income taxes decreased $5.5 million, or 32.3%, to $11.5 million in the current nine-month period compared to $17.0 million in the prior year nine-month period. The decrease was primarily due to the decrease in income before income taxes and share-based compensation excess tax benefits.

Net Income

Net income decreased $3.5 million, or 13.6%, to $22.4 million during the current nine-month period compared to $25.9 million during the prior year nine-month period. The decrease was primarily due to expenses related to the early extinguishment of a portion of our long-term debt and higher operating expenses partially offset by higher gross profit driven primarily by an additional contribution of $32.3 million from our domestic line of credit product in the current nine-month period compared to the prior year nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

Historically, we have generated significant cash flow through normal operating activities for funding both long-term and short-term needs. Our near-term liquidity is managed to ensure that adequate resources are available to fund our seasonal working capital growth, which is driven by demand for our loan and financing products, and to meet the continued growth in the demand for our near-prime installment products. On May 30, 2014, we issued and sold $500.0 million in 2021 Senior Notes. On September 1, 2017, we issued and sold $250.0 million in aggregate principal amount of 8.50% Senior Notes due 2024 (the “2024 Senior Notes”) and used the net proceeds, in part, to retire $155.0 million in 2021 Senior Notes. On June 30, 2017, we entered into an asset-backed secured revolving credit agreement (the “2017 Credit Agreement”) which replaced our previous credit agreement (the “2014 Credit Agreement”) that was terminated on June 30, 2017, as further described below under “Revolving Credit Facilities.” As of October 30, 2017, our available borrowings under the 2017 Credit Agreement were $32.0 million. On January 15, 2016 and December 1, 2016, we entered into the 2016‑1 and 2016‑2 Securitization Facilities, respectively, as further described below. On October 20, 2017, we amended and restated the 2016-1 Securitization Facility, as further described below. As of October 30, 2017, the outstanding balance under our securitization facilities was $196.3 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the 2017 Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer loan securitization facilities.

As of September 30, 2017, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the 2017 Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending which could be expected to generate additional liquidity.

8.50% Senior Unsecured Notes Due 2024

On September 1, 2017, we issued and sold the 2024 Senior Notes. The 2024 Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States pursuant to Regulation S under the Securities Act. The 2024 Senior Notes bear interest at a rate of 8.50% annually on the principal amount payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2018. The 2024 Senior Notes were sold at a price of 100%. The 2024 Senior Notes will mature on September 1, 2024. The 2024 Senior Notes are unsecured debt obligations of ours, and are unconditionally guaranteed by certain of our domestic subsidiaries.

The 2024 Senior Notes are redeemable at our option, in whole or in part, (i) at any time prior to September 1, 2020 at 100% of the aggregate principal amount of 2024 Senior Notes redeemed plus the applicable “make whole” premium specified in the 2024 Senior Notes Indenture, plus accrued and unpaid interest, if any, to the redemption date and (ii) at any time on or after September 1, 2020 at the premium, if any, specified in the 2024 Senior Notes Indenture that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to September 1, 2020, at our option, we may redeem up to 40% of the aggregate principal amount of the 2024 Senior Notes at a redemption price of 108.5% of the aggregate principal amount of 2024 Senior Notes redeemed, plus accrued and unpaid interest, if any, to the redemption date, with the proceeds of certain equity offerings as described in the 2024 Senior Notes Indenture.

The 2024 Senior Notes and the related guarantees have not been and will not be registered under the Securities Act, or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities or blue sky laws and foreign securities laws.

We used the net proceeds of the 2024 Senior Notes offering to retire a portion of our outstanding 9.75% senior notes due 2021, to pay the related accrued interest, premiums, fees and expenses associated therewith and for general corporate purposes, which may include working capital and future repurchases of our outstanding debt securities.

Consumer Loan Securitization

2016‑1 Facility

On January 15, 2016, we and certain of our subsidiaries entered into a receivables securitization (as amended, the “2016‑1 Securitization Facility”) with certain purchasers, Jefferies Funding LLC, as administrative agent (the “Administrative Agent”) and Bankers Trust Company, as indenture trustee and securities intermediary (the “Indenture Trustee”). The 2016‑1 Securitization Facility securitizes unsecured consumer installment loans (“Receivables”) that have been, or will be, originated or acquired under our NetCredit brand and that meet specified eligibility criteria. Under the 2016‑1 Securitization Facility, Receivables are sold to a wholly-owned special purpose subsidiary (the “Issuer”) and serviced by another subsidiary.

The Issuer issued an initial term note of $107.4 million (the “Initial Term Note”), which was secured by $134 million in unsecured consumer loans, and variable funding notes (the “Variable Funding Notes”) with an aggregate availability of $20 million per month. As described below, the Issuer has issued and will subsequently issue term notes (the “Term Notes” and, together with the Initial Term Note and the Variable Funding Notes, the “Securitization Notes”). The maximum principal amount of the Securitization Notes that may be outstanding at any time under the 2016‑1 Securitization Facility is limited to $175 million.

At the end of each month during the nine-month revolving period, the Receivables funded by the Variable Funding Notes will be refinanced through the creation of two Term Notes, which Term Notes will be issued to the holders of the Variable Funding Notes. The non-recourse Securitization Notes mature at various dates, the latest of which will be October 15, 2020 (the “Final Maturity Date”). The 2016‑1 Securitization Facility has been amended to extend the revolving period to October 2017 and the latest maturity to October 2021, as discussed below.

The Securitization Notes are issued pursuant to an indenture, dated as of January 15, 2016 (the “Closing Date”). The Securitization Notes bear interest at an annual rate equal to the one month London Interbank Offered Rate (“LIBOR”) rate (subject to a floor of 1%) plus 7.75%, which rate is initially 8.75%. In addition, the Issuer paid certain customary upfront closing fees and will pay customary annual commitment and other fees to the purchasers under the 2016‑1 Securitization Facility. The Issuer is permitted to voluntarily prepay any outstanding Securitization Notes, subject to an optional redemption premium. Interest and principal payments on outstanding Securitization Notes are made monthly. Any remaining amounts outstanding will be payable no later than the Final Maturity Date. The Securitization Notes are supported by the cash flows from the underlying Receivables. The holders of the Securitization Notes have no recourse to us if the cash flows from the underlying Receivables are not sufficient to pay all of the principal and interest on the Securitization Notes unless the underlying Receivables breach the representations and warranties made by us as of the related sale date as described below. Additionally, the Receivables will be held by the Issuer at least until the obligations under the Securitization Notes are satisfied. For so long as the Receivables are owned by the Issuer, the outstanding Receivables will not be available to satisfy our other debts and obligations.

All amounts due under the Securitization Notes are secured by all of the Issuer’s assets, which include the Receivables transferred to the Issuer, related rights under the Receivables, specified bank accounts, and certain other related collateral.

The 2016‑1 Securitization Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay their loans; covenants regarding special purpose entity matters and other subjects; and default and termination provisions which provide for the acceleration of the Securitization Notes under the 2016‑1 Securitization Facility in circumstances including, but not limited to, failure to make payments when due, servicer defaults, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the receivables, defaults under other material indebtedness and certain regulatory matters.

The agreements evidencing the 2016‑1 Facility, all dated as of the Closing Date, include (i) an Indenture between the Issuer and the Indenture Trustee, (ii) a Note Purchase Agreement among the Issuer, NetCredit Loan Services, LLC (f/k/a Enova Lending Services, LLC), as the Master Servicer, the Administrative Agent and certain purchasers, and (iii) a Receivables Purchase Agreement between us and Enova Finance 5, LLC. On July 26, 2016, we and certain of our subsidiaries entered into a First Omnibus Amendment (the “First Amendment”) of the 2016‑1 Facility that was established on the Closing Date, pursuant to various agreements with certain purchasers, the Administrative Agent and the Indenture Trustee. The First Amendment effected a variety of minor technical changes to the Indenture, the Note Purchase Agreement, the Receivables Purchase Agreement and the servicing agreement for the 2016‑1 Facility. These changes included revised procedures under the Note Purchase Agreement for the disbursement to the Issuer of proceeds from draws under the Variable Funding Notes and clarification of modifications that the servicer is permitted to effect to the terms of the Receivables that have been transferred into the EFR 2016‑1 Facility.

On August 17, 2016, we and one of our subsidiaries entered into an Amendment to the Receivables Purchase Agreement. This amendment modified an eligibility criterion for Receivables that we sell under the Agreement.

On September 12, 2016, we and certain of our subsidiaries entered into a Second Omnibus Amendment (the “Second Amendment”) to amend the Indenture and the Receivables Purchase Agreement. The Second Amendment authorized us to include in the 2016‑1 Facility Receivables originated by a state-chartered bank and acquired by a subsidiary of us from that bank, and it adjusted the Investment Pool Cumulative Net Loss Trigger for the Initial Term Note Investment Pool (as such terms are defined in the Indenture), which was the seasoned pool of receivables securitized under the 2016‑1 Facility on the Closing Date.

On October 20, 2016, we and certain of our subsidiaries entered into a Third Amendment and Limited Waiver (the “Third Amendment”) to amend the Indenture. The Third Amendment increased the maximum principal amount of the 2016‑1 Facility to $275 million, increased the Variable Funding Notes maximum principal amount to $40 million until December 31, 2016, and $30 million thereafter, and extended the term of the facility to October 2017. The Third Amendment also adjusted the Note Interest Rate on Term Notes issued after, and amounts outstanding under the Variable Funding Notes after, the date of the Third Amendment (as such terms are defined in the Indenture). The weighted average interest rate on such adjusted Notes will be 9.5%.

On November 14, 2016, we and certain of our subsidiaries entered into a Fourth Amendment (the “Fourth Amendment”) to amend the Indenture and Receivables Purchase Agreement. The Fourth Amendment adjusted the Investment Pool Cumulative Delinquency Trigger (as such term is defined in the Indenture), with an effective date of October 31, 2016.

On December 14, 2016, we and certain of our subsidiaries entered into a Fifth Amendment (the “Fifth Amendment”) to amend the Indenture and Receivables Purchase Agreement. The Fifth Amendment adjusted the Investment Pool Cumulative Delinquency Trigger (as such term is defined in the Indenture) for the Initial Term Notes, with an effective date of November 30, 2016, expanded the categories of Receivables that could be financed through the 2016‑1 Facility and made certain other minor changes. These changes will provide us with additional flexibility under the 2016‑1 Facility.

2016‑2 Facility

On December 1, 2016, we and certain of our subsidiaries entered into a receivables securitization (the “2016‑2 Facility”) with Redpoint Capital Asset Funding, LLC, as lender (the “Lender”). The 2016‑2 Facility securitizes unsecured consumer installment loans (“Redpoint Receivables”) that have been and will be originated or acquired under our NetCredit brand by several of our subsidiaries (the “Originators”) and that meet specified eligibility criteria, including that the annual percentage rate for each securitized consumer loan is greater than or equal to 90%. Under the 2016‑2 Facility, Redpoint Receivables are sold to a wholly-owned special purpose subsidiary of ours (the “Debtor”) and serviced by another subsidiary of ours.

The Debtor has issued a revolving note with an initial maximum principal balance of $20.0 million (the “Initial Facility Size”), which is required to be secured by $25.0 million in unsecured consumer loans. The Initial Facility Size may be increased under the 2016‑2 Facility to $40 million. The 2016‑2 Facility is non-recourse to us and matures on December 1, 2019.

The 2016‑2 Facility is governed by a loan and security agreement, dated as of December 1, 2016, between the Lender and the Debtor. The 2016‑2 Facility bears interest at a rate per annum equal to LIBOR (subject to a floor) plus an applicable margin, which rate per annum was initially 12.50%. In addition, the Debtor paid certain customary upfront closing fees to the Lender. Interest payments on the 2016‑2 Facility will be made monthly. Subject to certain exceptions, the Debtor is not permitted to prepay the 2016‑2 Facility prior to October 1, 2018. Following such date, the Debtor is permitted to voluntarily prepay the 2016‑2 Facility without penalty. Any remaining amounts outstanding will be payable no later than December 1, 2019.

All amounts due under the 2016‑2 Facility are secured by all of the Debtor’s assets, which include the Redpoint Receivables transferred to the Debtor, related rights under the Redpoint Receivables, a bank account and certain other related collateral.

The 2016‑2 Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the Redpoint Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay the related Receivables; and default and termination provisions which provide for the acceleration of the 2016‑2 Facility in circumstances including, but not limited to, failure to make payments when due certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the receivables and defaults under other material indebtedness of the Debtor.

Amended Facility

On October 20, 2017, we and certain of our subsidiaries amended and restated the 2016‑1 Securitization Facility (the “Amended Facility”). The counterparties to the Amended Facility included certain purchasers, the Administrative Agent and the Indenture Trustee. The Amended Facility relates to Receivables that have been and will be originated or acquired under our NetCredit brand by the Originators and that meet specified eligibility criteria. Under the Amended Facility, additional Receivables may be sold to the Issuer and serviced by another subsidiary of ours. As of the Closing Date, the Issuer owned eligible Receivables with an outstanding principal balance equal to $226.4 million.

In connection with the amendment and restatement, all of the outstanding notes issued by the Issuer prior to the Closing Date were redeemed and the Issuer issued an initial term note with an initial principal amount of $181.1 million (the “2017 Initial Term Note”) and variable funding notes (the “2017 Variable Funding Notes”) with an aggregate committed availability of $75 million per quarter with an option to increase the commitment to $90 million with the consent of the holders of the 2017 Variable Funding Notes. As described below, the Issuer will subsequently issue term notes (the “2017 Term Notes”) and, together with the 2017 Initial Term Note and the 2017 Variable Funding Notes, (the “2017 Securitization Notes”) at the end of each calendar quarter. The maximum principal amount of the 2017 Securitization Notes that may be outstanding at any time under the Amended Facility is $275 million.

On each of January 2, 2018, April 2, 2018, July 2, 2018, October 1, 2018, December 31, 2018 and April 1, 2019, the Receivables financed under the 2017 Variable Funding Notes will be allocated to a 2017 Term Note, which 2017 Term Note will be issued to the holders of the 2017 Variable Funding Notes and the 2017 Variable Funding Note on such date will be reduced to zero. The 2017

Securitization Notes are non-recourse to us and mature at various dates, the latest of which will be April 15, 2021 (the “2017 Final Maturity Date”).

The 2017 Securitization Notes are issued pursuant to an amended and restated indenture, dated as of the Closing Date, between the Issuer and the Indenture Trustee. The 2017 Securitization Notes bear interest at a rate per annum equal to One-Month LIBOR (subject to a floor) plus 7.50%. In addition, the Issuer paid certain customary upfront closing fees to the Administrative Agent and will pay customary annual commitment and other fees to the purchasers under the Amended Facility. Subject to certain exceptions, the Issuer is not permitted to prepay or redeem any of the 2017 Securitization Notes prior to April 15, 2019 except for a one-time prepayment of the 2017 Securitization Notes related to a removal of Receivables in an amount no greater than $100 million. Following such date, the Issuer is permitted to voluntarily prepay any of the 2017 Securitization Notes, subject to an optional redemption premium. Interest and principal payments on the 2017 Securitization Notes will be made monthly. Any remaining amounts outstanding will be payable no later than the 2017 Final Maturity Date.

All amounts due under the 2017 Securitization Notes are secured by all of the Issuer’s assets, which include the Receivables transferred to the Issuer, related rights under the Receivables, specified bank accounts and certain other related collateral.

The Amended Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay their loans; covenants regarding special purpose entity matters and other subjects; and default and termination provisions which provide for the acceleration of the 2017 Securitization Notes under the Amended Facility in circumstances including, but not limited to, failure to make payments when due, servicer defaults, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the receivables, and defaults under other material indebtedness.

On October 26, 2017, the Issuer and the Indenture Trustee amended the Amended Facility to permit a holder of a 2017 Term Note or the 2017 Initial Term Note to exchange its notes for notes with an alternative structure with terms not materially different to the Issuer than the exchanged Term Notes or Initial Term Notes.

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

The 2017 Credit Agreement is secured by domestic receivables and replaced the 2014 Credit Agreement (as described below). The borrowing limit in the 2017 Credit Agreement increased to $40 million from $35 million in the 2014 Credit Agreement, and its maturity date is May 1, 2020. We had no outstanding borrowings under the 2017 Credit Agreement as of September 30, 2017.

The 2017 Credit Agreement provides for a revolving credit line with interest on borrowings under the facility at prime rate plus 1.00%. In addition, the 2017 Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the line, and ranges from 0.30% per annum to 0.50% per annum depending on usage. A portion of the revolving credit facility, up to a maximum of $20 million, is available for the issuance of letters of credit. We had outstanding letters of credit under the 2017 Credit Agreement of $8.0 million as of September 30, 2017. The 2017 Credit Agreement provides for certain prepayment penalties if it is terminated on or before its first and second anniversary date, subject to certain exceptions.

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

On December 29, 2015, we and certain of our subsidiaries, as guarantors, entered into an amendment to the 2014 Credit Agreement, which temporarily increased our unsecured revolving line of credit to $75.0 million, an increase of $15.0 million ($5.0 million on December 29, 2015 and $10.0 million on January 4, 2016). Once we received the proceeds from the 2016‑1 Securitization Facility, we repaid the outstanding balance on the revolving line of credit in full and, in accordance with the terms of the amendment, the revolving commitment amount was reduced to $40.0 million.

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

On September 30, 2016, we and certain of our subsidiaries, as guarantors, entered into an amendment to the 2014 Credit Agreement, which increased the maximum allowable leverage ratio (as defined in the 2014 Credit Agreement) for the fiscal quarters ended September 30, 2016 and thereafter to 4.25 to 1.00 (from 3.50 to 1.00) and decreased our unsecured revolving line of credit to $35.0 million.

Our 2014 Credit Agreement was terminated on June 30, 2017.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash flows provided by operating activities	$311,297	$300,707
Cash flows used in investing activities
Loans and finance receivables	$(325,859)	$(335,390)
Change in restricted cash	(3,030)	(32,776)
Purchases of property and equipment	(10,804)	(11,466)
Other investing activities	1,798	72
Total cash flows used in investing activities	$(337,895)	$(379,560)
Cash flows provided by financing activities	$93,101	$89,922

Cash Flows from Operating Activities

Net cash provided by operating activities increased $10.6 million, or 3.5%, to $311.3 million for the current nine-month period from $300.7 million for the prior year nine-month period. The increase was primarily driven by a $38.7 million increase in cost of revenue, a non-cash expense, during the current nine-month period, offset by a $3.5 million decrease in net income.

Other significant changes in net cash provided by operating activities for the current nine-month period compared to the prior year nine-month period included cash flows from the following activities:

•	changes in the loss on early on extinguishment of debt resulted in a $14.9 million increase in net cash provided by operating activities;
•	changes in deferred income taxes, net resulted in a $5.2 million increase in net cash provided by operating activities, primarily due to the change in the loan loss reserve balances;
•

changes in accounts payable and accrued expenses resulted in a $21.1 million decrease in net cash provided by operating activities, primarily due to lower accrued expense liabilities and a lower fair value of the contingent consideration liability related to a prior acquisition; and

•	changes in current income taxes resulted in a $20.3 million decrease in net cash provided by operating activities, primarily due to the prepayment of tax expenses.

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

Cash Flows from Investing Activities

Net cash used in investing activities decreased $41.7 million, or 11.0%, for the current nine-month period compared to the prior year nine-month period. This decrease was primarily due to a $9.5 million decrease in net cash invested in loans and finance receivables, reflecting a $20.6 million increase in payments received from customers partially offset by an $11.1 million increase in the amount of loan originated or acquired, as well as an increase in the change in restricted cash resulting in a $29.7 million decrease in cash used in investing activities.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the current nine-month period primarily reflects $95.0 million in net borrowings under our senior notes facilities, $21.1 million in net borrowings under our securitization facilities, an $11.3 million penalty paid in connection with the early payment of our 2021 Senior Notes and $9.6 million of debt issuance costs paid in connection with the 2017 Credit Agreement and 2024 Senior Notes. Additionally, on September 15, 2017, we announced the Board of Directors had authorized a share repurchase program for the repurchase of up to $25.0 million of our common stock through December 31, 2019 (the “September 2017 Authorization”). During the current nine-month period, we paid $1.1 million to repurchase common stock under the September 2017 Authorization. Cash flows provided by financing activities for the prior year nine-month period primarily reflects $137.0 million in net borrowings under our 2016‑1 Securitization Facility, partially offset by $43.4 million of net repayments under our unsecured revolving line of credit under the Credit Agreement and $3.5 million of debt issuance costs paid in connection with the consumer loan securitization financing transactions.

OFF-BALANCE SHEET ARRANGEMENTS

In certain markets, we arrange for consumers to obtain consumer loan products from independent third-party lenders through our CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loan. When a customer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan received by the customer from the third-party lender if the customer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default, which generally occurs after one payment is missed. As of September 30, 2017 and 2016, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $28.9 million and $29.7 million, respectively, which were guaranteed by us. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by us of $2.0 million and $1.7 million, as of September 30, 2017 and 2016, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets. Our CSO programs are further described under the caption “Products and Services” above.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2017 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the Risk Factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except as follows:

The CFPB recently finalized a new rule that may affect the consumer lending industry, and this rule could have a material adverse effect on our U.S. consumer lending business.

On October 6, 2017, the CFPB issued its final rule on payday and certain high-cost installment loans, which would cover some of the loans we offer. The rule requires that lenders who make short-term loans and longer-term loans with balloon payments reasonably determine consumers’ ability to repay the loans according to their terms before issuing the loans. The rule also introduces new limitations on repayment processes for those lenders as well as lenders of other longer-term loans with an annual percentage rate greater than 36 percent that include an ACH authorization or similar payment provision. If a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. For loans covered by the rule, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed payment attempts. The rule will apply to loan contracts entered into beginning in mid-2019. However, under the Congressional Review Act, Congress has 60 legislative days after publication of the rule in the Federal Register (which has not yet occurred) to overturn it by a majority vote in both Houses of Congress. It is also likely that there will be legal challenges to the final rule. We cannot currently assess the likelihood of the rule becoming effective. If the rule does become effective, we will need to make certain changes to our underwriting, payment processes and customer notifications in our U.S. consumer lending business. If we are not able to execute these changes effectively because of unexpected complexities, costs or otherwise, we cannot guarantee that the final rule will not have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows.

The lending and financing industry continues to be targeted by new laws or regulations in many jurisdictions that could restrict the lending and financing products and services we offer, impose additional compliance costs on us, render our current operations unprofitable or even prohibit our current operations.

Governments at the national, state and local levels, as well as international governments, may seek to impose new laws, regulatory restrictions or licensing requirements that affect the products or services we offer, the terms on which we may offer them, and the disclosure, compliance and reporting obligations we must fulfill in connection with our lending and financing business. They may also interpret or enforce existing requirements in new ways that could restrict our ability to continue our current methods of operation or to expand operations, impose significant additional compliance costs, and may have a negative effect on our business, prospects, results of operations, financial condition and cash flows. In some cases, these measures could even directly prohibit some or all of our current business activities in certain jurisdictions, or render them unprofitable and/or impractical to continue.

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

On July 10, 2017, the CFPB issued a final rule on arbitration. The rule would have prohibited class action waivers in certain consumer financial services contracts beginning on March 19, 2018 and would have required financial services providers to submit certain records to the CFPB if arbitration were used to resolve disputes with consumers. However, on July 25, 2017, and October 24, 2017, respectively, the House and Senate each passed a resolution of disapproval of the rule, pursuant to their powers under the Congressional Review Act, and the President signed the bill on November 1, 2017. Because the rule was disapproved, it cannot be reissued in substantially the same form, and the CFPB cannot issue a substantially similar rule unless the new rule is specifically authorized by a law enacted after the date of the joint resolution disapproving the original rule.

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

The United Kingdom has imposed, and continues to impose, increased regulation of the short-term high-cost credit industry and previously stated its expectation that some firms will exit the market.

In the United Kingdom, the FCA regulates consumer credit and related activities pursuant to the FSMA and the FCA Handbook, which includes prescriptive rules and regulations and carries across many of the standards set out in the CCA and its secondary legislation as well as previous guidance initially set out by the OFT. The regulations under the FCA consumer credit regime are more prescriptive than the former U.K. consumer credit regime. The FSMA gives the FCA the power to authorize, supervise, examine and bring enforcement actions against providers of consumer credit, as well as to make rules for the regulation of consumer credit. On February 28, 2014, the FCA issued the CONC contained in the FCA Handbook. The CONC incorporates prescriptive regulations for consumer loans such as those that we offer, including mandatory affordability checks on borrowers, limiting the number of rollovers on short-term loans to two, restricting how lenders can advertise, banning advertisements that the FCA deems misleading, and introducing a limit of two unsuccessful attempts on the use of continuous payment authority (which provides a creditor the ability to directly debit a customer’s account for payment when authorized by the customer to do so) to pay off a loan. Certain provisions of the CONC took effect on April 1, 2014, and other provisions for high-cost short-term credit providers, such as the limits on rollovers, continuous payment authority and advertising, took effect on July 1, 2014. As a result of the FCA’s requirements, we made significant adjustments to many of our business practices in the United Kingdom, as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 “— Our primary regulators in the United Kingdom have previously expressed serious concerns about our compliance with applicable U.K. regulations, which caused us to make significant changes to our U.K. business that have impacted and will continue to negatively impact our operations and results, and this impact has been and will continue to be significant.”

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

On November 29, 2016, the FCA issued a Call for Input seeking evidence and feedback to further inform its previous reviews of the high-cost credit market, including a review of the loan price cap that was implemented on January 2, 2015. On July 31, 2017, the FCA published the outcome of its review and decided not to change the price cap but to review it again in three years. The FCA found that regulation of high-cost short-term credit, including the price cap, has led to substantial benefits to consumers. The FCA validated concerns about specific products and segments of the high-cost credit market, including unarranged overdrafts and long-term use of high-cost credit and the rent-to-own, home-collected credit and catalog credit markets. The FCA plans to investigate those products and segments further and issue a Consultation Paper on proposed solutions in the spring of 2018. We do not currently know what solutions the FCA may implement as a result or how any changes may affect our business operations. If any new rules or guidance significantly restrict the conduct of our business, such implementation could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

On July 31, 2017, the FCA issued a Consultation Paper on proposed changes to its rules and guidance on assessing creditworthiness in consumer credit. The FCA requested responses to the consultation by October 31, 2017 and expects to publish its findings in the second quarter of 2018. We do not currently know whether or how the FCA may amend its rules and guidance on assessing creditworthiness in consumer credit or how it will affect our business operations. If any new rules or guidance significantly restrict the conduct of our business, such implementation could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

During the years ended December 31, 2016 and 2015, our U.K. operations represented 13.9% and 19.9%, respectively, of our consolidated total revenue.

These changes that we have implemented or are required to implement in the future as a result of such legislative and regulatory activities could have a material adverse effect on our U.K. business, as discussed in our Annual Report on Form 10-K for the fiscal year ended

December 31, 2016 “— Our primary regulators in the United Kingdom have previously expressed serious concerns about our compliance with applicable U.K. regulations, which caused us to make significant changes to our U.K. business that have impacted and will continue to negatively impact our operations and results, and this impact has been and will continue to be significant ,” and “— Due to restructuring of the consumer credit regulatory framework in the United Kingdom, we are required to obtain full authorization from our U.K. regulators to continue providing consumer credit and perform related activities in the United Kingdom, and there is no guarantee that we will receive full authorization to continue offering consumer loans in the United Kingdom.” We cannot give any assurances that the result of the FCA’s review of the high-cost credit market and the loan price cap and any potential new rules will not have a material impact on our U.K. products and services.

The use of personal data for credit underwriting is highly regulated.

In the United States, the FCRA regulates the collection, dissemination and use of consumer information, including consumer credit information. Compliance with the FCRA and related laws and regulations concerning consumer reports has recently been under regulatory scrutiny. The FCRA requires us to provide a Notice of Adverse Action to a consumer loan applicant when we deny an application for credit, which, among other things, informs the applicant of the action taken regarding the credit application and the specific reasons for the denial of credit. The FCRA also requires us to promptly update any credit information reported to a consumer reporting agency about a consumer and to allow a process by which consumers may inquire about credit information furnished by us to a consumer reporting agency. Historically, the FTC has played a key role in the implementation, oversight, enforcement and interpretation of the FCRA. Pursuant to the Dodd-Frank Act, the CFPB has primary supervisory, regulatory and enforcement authority of FCRA issues, although the FTC also retains its enforcement role regarding the FCRA but shares that role in many respects with the CFPB. The CFPB has taken a more active approach than the FTC, including with respect to regulation, enforcement and supervision of the FCRA. Changes in the regulation, enforcement or supervision of the FCRA may materially affect our business if new regulations or interpretations by the CFPB or the FTC require us to materially alter the manner in which we use personal data in our credit underwriting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b) (in thousands)
January 1 – January 31, 2017	—	$—	—	$—
February 1 – February 28, 2017	34,301	14.80	—	—
March 1 – March 31, 2017	2,122	13.55	—	—
April 1 – April 30, 2017	920	14.80	—	—
May 1 – May 31, 2017	—	—	—	—
June 1 – June 30, 2017	8,679	14.10	—	—
July 1 – July 31, 2017	22,610	16.22	—	—
August 1 – August 31, 2017	—	—	—	—
September 1 – September 30, 2017	80,000	13.45	80,000	23,924
Total	148,632	$14.23	80,000	$23,924

(a)

Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 34,301, 2,122, 920, 8,679, and 22,610 shares for the months of February, March, April, June, and July, respectively.

(b)

On September 15, 2017, the Company announced the Board of Directors had authorized a share repurchase program for the repurchase of up to $25.0 million of the Company’s common stock through December 31, 2019 (the “September 2017 Authorization”). All share repurchases made under the September 2017 Authorization have been through open market transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

4.1

Indenture, dated as of September 1, 2017, by and among Enova International, Inc., each of the guarantors party thereto and Computershare Trust Company, N.A., as trustee and the Form of 8.500% Senior Note due 2024 (included as Exhibit A) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed September 8, 2017)

4.2

Fourth Supplemental Indenture, dated as of September 1, 2017, by and among Enova International, Inc., CNU of Iowa, LLC, Computershare Trust Company, N.A. and Computer Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K, filed September 8, 2017)

10.1	Enova International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective September 13, 2017

10.2	Second Amendment to Lease Agreement, dated September 13, 2017, between 175 Jackson L.L.C. and Enova International, Inc.

10.3

Form of Executive Change-in-Control Severance and Restrictive Covenant Agreement (Chief Executive Officer) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed September 15, 2017)

10.4

Form of Executive Change-in-Control Severance and Restrictive Covenant Agreement (Executive Officers other than the CEO) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed September 15, 2017)

10.5

Purchase Agreement by and among Enova International, Inc., the Guarantors party thereto and Jefferies LLC, as Representative of the Initial Purchasers listed therein, dated August 18, 2017 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed August 24, 2017)

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

Date: November 1, 2017	ENOVA INTERNATIONAL, INC.

	By:	/s/ Steven E. Cunningham
Steven E. Cunningham
Executive Vice President, Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)