Form 10-K
period 2017-12-31
Enova International, Inc.
filed 2018-02-26
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of 32,745,031 shares of the registrant’s common stock, par value $0.00001 per share, held by non-affiliates on June 30, 2017 was approximately $486,263,710.

At February 22, 2018 there were 33,648,496 shares of the registrant’s Common Stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

ENOVA INTERNATIONAL, INC.

YEAR ENDED DECEMBER 31, 2017

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
•

the effect of and compliance with domestic and international consumer credit, tax (including the newly enacted Tax Cuts and Jobs Act) and other laws and government rules and regulations applicable to our business, including changes in such laws, rules and regulations, or changes in the interpretation or enforcement thereof, and the regulatory and examination authority of the Consumer Financial Protection Bureau with respect to providers of consumer financial products and services in the United States and the Financial Conduct Authority in the United Kingdom;

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

Overview

We are a leading technology and analytics company focused on providing online financial services. In 2017, we extended approximately $2.1 billion in credit or financing to borrowers. As of December 31, 2017, we offered or arranged loans or draws on lines of credit to consumers in 33 states in the United States and in the United Kingdom and Brazil. We also offered financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through December 31, 2017, we have completed over 43.2 million customer transactions and collected approximately 22 terabytes of currently accessible consumer behavior data, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include short-term loans, line of credit accounts, installment loans and receivables purchase agreements (“RPAs”).

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

We have developed proprietary underwriting systems based on data we have collected over our more than 13 years of experience. These systems employ advanced risk analytics to decide whether to approve financing transactions, to structure the amount and terms of the financings we offer pursuant to jurisdiction-specific regulations and to provide customers with their funds quickly and efficiently. Our systems closely monitor collection and portfolio performance data that we use to continually refine the analytical models and statistical measures used in making our credit, purchase, marketing and collection decisions.

Our flexible and scalable technology platforms allow us to process and complete customers’ transactions quickly and efficiently. In 2017, we processed approximately 3.9 million transactions, and we continue to grow our loan and finance receivables portfolio and increase the number of customers we serve through desktop, tablet and mobile platforms. Our highly customizable technology platforms allow us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In 2012, we launched a new product in the United States designed to serve near-prime customers, and in April 2014 we introduced a similar product in the United Kingdom. In June 2014, we launched our business in Brazil, where we arrange financing for borrowers through a third-party lender. In addition, in July 2014, we introduced a new line of credit product in the United States to serve the needs of small businesses. In June 2015, we further expanded our product offering by acquiring certain assets of a company that provides financing to small businesses by offering RPAs (see Note 2 in the Notes to Consolidated Financial Statements). These new products have allowed us to further diversify our product offerings, customer base and geographic scope. In 2017, we derived 84.1% of our total revenue from the United States and 15.9% of our total revenue internationally, with 85.6% of international revenue (representing 13.6% of our total revenue) generated in the United Kingdom.

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

Once a potential customer submits an application, we quickly provide a credit or purchase decision. If a loan or financing is approved, we or our lending partner typically fund the loan or financing the next business day or, in some cases, the same day. During the entire process, from application through payment, we provide access to our well-trained customer service team. All of our operations, from customer acquisition through collections, are structured to build customer satisfaction and loyalty, in the event that a customer has a need for our products in the future. We have developed a series of sophisticated proprietary scoring models to support our various products. We believe that these models are an integral component of our operations and they allow us to complete a high volume of customer transactions while actively managing risk and the related credit quality of our loan and finance receivable portfolios. We believe our successful application of these technology innovations differentiates our capabilities relative to competitive platforms as evidenced by our history of strong growth and stable credit quality.

Products and Services

Our online financing products and services provide customers with a deposit of funds to their bank account in exchange for a commitment to repay the amount deposited plus fees, interest and/or revenue on the receivables purchased. We originate, arrange, guarantee or purchase short-term consumer loans, line of credit accounts, installment loans and RPAs. We also offer an analytics-as-a-service solution for businesses. We have one reportable segment that includes all of our online financial services.

Short-term consumer loans. Short-term consumer loans are unsecured loans written by us or by a third-party lender through our credit services organization and credit access business programs, which we refer to as our CSO programs, that we arrange and guarantee. As of December 31, 2017, we offered or arranged short-term consumer loans in 18 states in the United States and the United Kingdom. Short-term consumer loans generally have terms of seven to 90 days, with proceeds typically deposited promptly in the customer’s bank account in exchange for a pre-authorized debit from their account or debit card. Due to the credit risk and high transaction costs of serving our customer segment, the interest and/or fees we charge are generally considered to be higher than the interest or fees charged to consumers with superior credit histories by banks and similar lenders who are typically unwilling to make unsecured loans to non-prime credit consumers. Our short-term consumer loans contributed approximately 23.4% of our total revenue in 2017, 26.3% in 2016, and 31.4% in 2015.

Line of credit accounts. We offer new consumer line of credit accounts in six states (and continue to service existing line of credit accounts in one additional state) in the United States and business line of credit accounts in 30 states in the United States, which allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with their terms of the line of credit account. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit. Our line of credit accounts contributed approximately 31.1% of our total revenue in 2017, 29.6% in 2016, and 28.4% in 2015.

Installment loans. Installment loans are longer-term loans that generally require the outstanding principal balance to be paid down in multiple installments. We offer, or arrange through our CSO Programs or market and purchase through our Bank Program, multi-payment unsecured consumer installment loan products in 29 states in the United States and small business installment loans in 10 states. We also offer or arrange multi-payment unsecured consumer installment loan products in the United Kingdom and Brazil. Terms for our installment loan products range between two and 60 months. These loans generally have higher principal amounts than short-term loans. The loan may be repaid early at any time with no prepayment charges. Our installment loans contributed approximately 43.6% of our total revenue in 2017, 42.9% in 2016, and 44.3% in 2015.

We have been investing and will continue to invest in the growth of our near-prime installment lending portfolio, particularly loans with an annual percentage rate (“APR”), at or below 36%, and those through loan programs that we are establishing with a small number of banks.

Receivables purchase agreements. Under RPAs, small businesses receive funds in exchange for a portion of the business’s future receivables at an agreed upon discount. In contrast, lending is a commitment to repay principal and interest and/or fees. A small business customer who enters into a RPA commits to delivering a percentage of its receivables through ACH or wire debits or by splitting credit card receipts until all purchased receivables are delivered. We offer RPAs in all 50 states and in Washington D.C. in the United States. RPAs contributed approximately 1.8% of our total revenue in 2017, 2.5% in 2016, and 1.1% in 2015.

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

As of December 31, 2017, 2016 and 2015, the outstanding amount of active short-term consumer loans originated by third-party lenders under the CSO programs was $28.9 million, $26.1 million and $25.2 million, respectively, which were guaranteed by us. The outstanding amount of active installment loans originated by third-party lenders under the CSO programs was $5.2 million, $6.1 million and $9.0 million as of December 31, 2017, 2016 and 2015, respectively, which were guaranteed by us.

Bank program. In March 2016, we launched a program with a state-chartered bank where we provide technology, loan servicing and marketing services to the bank (the “Bank Program”). Our bank partner offers unsecured consumer installment loans with an APR at or below 36%. We also have the ability to purchase loans originated through this program. We plan to grow this program through expanding to more states and adding additional partners. Revenue generated from this program for the years ended December 31, 2017 and 2016 was 2.1% and 0.6% of our total revenue, respectively.

Analytics-as-a-Service. In 2016, we launched a product that uses our proprietary technology and analytics capabilities to offer businesses a solution for real-time decisioning at scale.

Our Markets

We currently provide our services in the following countries:

United States. We began our online business in the United States in May 2004. As of December 31, 2017, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, Headway Capital at www.headwaycapital.com and The Business Backer at www.businessbacker.com. The United States represented 84.1% of our total revenue in 2017 and 83.6% of our total revenue in 2016.

United Kingdom. We provide services in the United Kingdom under the names QuickQuid at www.quickquid.co.uk, Pounds to Pocket at www.poundstopocket.co.uk and On Stride Financial at www.onstride.co.uk. We began our QuickQuid short-term consumer loan business in July 2007, our Pounds to Pocket installment loan business in September 2010, and our On Stride near-prime installment loan business in April 2014. The United Kingdom represented 13.6% of our total revenue in 2017 and 13.9% of our total revenue in 2016.

Brazil. In June 2014, we launched our business in Brazil where we arrange installment loans for a third party lender under the name Simplic at www.simplic.com.br. We plan to continue to invest in and expand our lending in Brazil. Brazil represented 2.2% of total revenue in 2017 and 1.6% of total revenue in 2016.

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

This growth in product offerings and geographic markets has resulted in significant revenue diversification, as set forth below:

Additional financial information regarding our operating segment and each of the geographic areas in which we do business is provided in “Note 17. Operating Segment Information—Geographic Information” to our Audited Consolidated Financial Statements in Part II, Item 8 of this report.

Our Industry

The internet has transformed how consumers and small businesses shop for and acquire products and services. According to a study by the United Nations, 48% of the world’s population had access to the internet in 2017, a 4% increase from 2015. International Data Corporation reported that global internet usage is expected to increase at a pace of 2% annually through 2020. Accompanying the rise in internet usage is the continued disruption of storefront retail by e-commerce companies like Amazon, as consumers flock to purchase goods and interact with businesses online. According to the U.S. Census Bureau, U.S. e-commerce sales as a percent of total quarterly retail sales increased nearly threefold from the first quarter of 2007 to the third quarter of 2017, reaching 9.1%. In addition, a number of traditional financial services such as banking, bill payment and investing have become widely available online. A March 2016 report by the Consumer and Community Development Research Section of the Federal Reserve Board’s Division of Consumer and Community Affairs found that approximately 71% of bank customers in a U.S. sample have used online banking as a means of accessing banking services. This level of use highlights the extent to which consumers now accept the internet for conducting their financial transactions and are willing to entrust their financial information to online companies. We believe the increased acceptance of online financial services has led to an increased demand for online lending and financing, the benefits of which include customer privacy, easy access, security, 24/7 availability to apply for a loan or financing, speed of funding and transparency of fees and interest.

We use the internet to serve the large and growing number of underbanked consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. Demand from consumers has been fueled by several demographic and socioeconomic trends, including an overall increase in the population and stagnant to declining growth in the household income for working-class individuals. The necessity for alternative financial services was highlighted by a May 2017 report from the Federal Reserve, which found that 44% of respondents could not cover an emergency expense of $400, or would cover it by selling something or borrowing money. The report also found a sizeable portion of the population (26%) is unbanked or underbanked, with over half of unbanked consumers turning to alternative financial services options in the prior year. Approximately 55% of respondents had been denied credit, were offered less credit than they desired, or desired credit but did not apply for fear of denial.

Small businesses are also suffering from lack of access to credit from traditional lenders. Among a sample of small businesses surveyed for the National Small Business Association’s 2017 Mid-Year Economic Report, 20% reported that lack of available capital is one of the three most significant challenges to the future growth and survival of their business. Similarly, according to a 2017 study by the Federal Reserve Banks, only 47% of small employer firms that were approved for financing received the full amount requested. Online lending and funding options are emerging as a solution for small businesses which are seeking capital. According to data provided by small business credit tracker Paynet Inc. for a November 2015 Wall Street Journal article, banks issued only 43% of business loans up to $1 million through August of 2015, a decrease of 15% from 2009. Conversely, nonbank lenders increased their market share from 10% to 26%, and the Federal Reserve found that 21 percent of small businesses surveyed applied for credit from online lenders. Aside from the need for capital, businesses seek out online lenders for their often faster, easier application process. In the Federal Reserve study, approved applicants cited the long wait for a credit decision and the difficult application process as top reasons for their dissatisfaction with banks, whereas online lenders performed the best in these areas.

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

With increasing competition across industries, tightening regulations and higher expectations from consumers, businesses are seeking solutions for faster, more accurate decision making. In 2016, we launched a product that uses our proprietary technology and analytics capabilities to offer businesses a solution for real-time decisioning at scale. Based on our own analysis, the market size for analytics-as-a-service was approximately $4 billion in 2014. The market has since expanded to more than $7 billion, and, according to a report by Orbis Research, the market is expected to experience a CAGR of 30.39% between 2017 and 2022, reaching a value of $49.27 billion by the end of 2022.

Our Customers

Our U.S. sub-prime consumer customer base is comprised largely of individuals living in households that earn an average annual income of $41,000 in the United States and £25,000 in the United Kingdom, and our U.S. near-prime customers earn an average annual income of $61,000. Based on our analysis of industry data, we believe our addressable markets are approximately 68 million and 7 million individuals in the United States and the United Kingdom, respectively. The short-term lending market is sizable in the United States, the United Kingdom and Brazil. We estimate there is a $69 billion consumer lending opportunity market in the United States and a $9 billion lending market in the United Kingdom. In Brazil, we estimate there to be 74 million class C and D consumers and a $42 billion consumer loans market. Small business lending is also an attractive market opportunity, with a total U.S. small business loan market of $82 billion. Tighter banking regulations forced banks to vacate the market for loans under $1 million. Loans under $100 thousand are the fastest growing loan segment and 66% of all small business loan growth. Our small business customers who enter into RPAs average approximately $1.5 million in annual sales and 10 years of operating history while those who obtain a line of credit account average approximately $450 thousand in annual sales and 7 years of operating history. In 2016, we launched an analytics-as-a-service business that we believe has applications for multiple industries, including finance, insurance, education, and real estate.

Our Competitive Strengths

We believe that the following competitive strengths position us well for continued growth:

•

Significant operating history and first mover advantage. As an early entrant in the online lending sector, we have accumulated approximately 22 terabytes of currently accessible consumer behavior data from more than 43 million transactions in our more than thirteen years of experience. This database allows us to market to a customer base with an established borrowing history as well as to better evaluate and underwrite new customers, leading to better loan performance. In order to develop a comparable database, we believe that competitors would need to incur high marketing and customer acquisition costs, overcome customer brand loyalties and have sufficient capital to withstand higher early losses associated with unseasoned loan portfolios. Additionally, we are licensed in all jurisdictions which require licensing and believe that it would be difficult and time consuming for a new entrant to obtain such licenses. We have also created strong brand recognition over our more than thirteen years of operating history and we continue to invest in our brands, such as CashNetUSA, NetCredit, Pounds to Pocket, QuickQuid, On Stride Financial, Headway Capital, The Business Backer and Simplic, to further increase our visibility.

•

Proprietary analytics, data and underwriting. We have developed a fully integrated decision engine that evaluates and rapidly makes credit and other determinations throughout the customer relationship, including automated decisions regarding marketing, underwriting, customer contact and collections. Our decision engine currently handles more than 100 algorithms and over 1,000 variables. These algorithms are constantly monitored, validated, updated and optimized to continuously improve our operations. Our proprietary models are built on over thirteen years of lending history, using advanced statistical methods that take into account our experience with the millions of transactions we have processed during that time and the use of data from numerous third-party sources. Since we designed our system specifically for our specialized products, we believe our system provides more predictive assessments of future loan behavior than traditional credit assessments, such as the Fair Isaac Corporation score (“FICO score”), and therefore, results in better evaluation of our customer base.

•

Scalable and flexible technology platforms. Our proprietary technology platforms are designed to be powerful enough to handle the large volume of data required to evaluate customer applications and flexible enough to capitalize on changing customer preferences, market trends and regulatory requirements. These platforms have enabled us to achieve significant growth over more than thirteen years as we have expanded both our product offerings and the geographic markets we serve. We began offering installment loans in the United States and United Kingdom in 2008 and 2010, respectively, and added line of credit products in the United States in 2010. We have experienced significant growth in these products, with revenue contribution from installment and line of credit products increasing from 11.7% of total revenue in 2010 to 76.5% of total revenue in 2017. Similarly, total revenue contribution from our international operations, primarily in the United Kingdom, grew from $40.5 million, or 15.9% of total revenue in 2009, to $335.1 million, or 41.4% of total revenue in 2014, before declining to $142.4 million, or 21.8% of total revenue in 2015 and $122.6 million, or 16.4% of total revenue in 2016 due to regulatory changes in the United Kingdom. International revenue was $134.2 million, or 15.9% of total revenue in 2017. Due to the scalability of our platform, we were able to achieve this growth without significant investment in additional infrastructure, and over the past three years, capital expenditures have averaged only 2.9% of revenue per year. We expect our advanced technology and underwriting platform to help continue to drive significant growth in our business.

•

Focus on customer experience. We believe that non-prime credit consumers and small businesses are not adequately served by traditional lenders. To better serve these consumers and small businesses, we use customer-focused business practices, including extended-hours availability of our customer service team by phone, email, fax and web chat. We continuously work to improve customer satisfaction by evaluating information from website analytics, customer surveys, call center feedback and focus groups. Our call center teams receive training on a regular basis and are monitored by quality assurance managers. We believe customers who wish to access credit or financing again often return to us because of our dedication to customer service, the transparency of our fees and interest charges and our adherence to trade association “best practices.”

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

•

Proven history of growth and profitability. Over the last seven years, we grew our net loan and finance receivables, which are the gross outstanding balances for our loan and finance receivables carried on the consolidated balance sheets net of the allowance for estimated losses, at a compound annual growth rate of 27.6%, from $163.0 million as of December 31, 2011 to $704.7 million as of December 31, 2017. Over the same period, our revenue grew at a compound annual growth rate of 9.8%, from $480.3 million in 2011 to $843.7 million in 2017, while Adjusted EBITDA grew at a compound annual growth rate of 10.3%, from $87.7 million to $157.8 million. Adjusted EBITDA margin has likewise improved, increasing from 18.3% of revenue in 2011 to 18.7% of revenue in 2017. See note (a) in “Selected Financial Data—Part II, Item 6” of this report for a reconciliation of Adjusted EBITDA to net income and Adjusted EBITDA as a percentage of total revenue (which is Adjusted EBITDA margin).

•

Talented, highly educated employees. We believe we have one of the most skilled and talented teams of professionals in the industry. Our employees have exceptional educational backgrounds, with numerous post-graduate and undergraduate degrees in science, technology, engineering and mathematics fields. We hire and develop top talent from graduate and undergraduate programs at institutions such as Carnegie Mellon University, Northwestern University and the University of Chicago. The extensive education of our team is complemented by the experience our leadership team obtained at leading financial services companies and technology firms such as optionsXpress, HSBC, Discover Financial Services, First American Bank, JPMorgan Chase and Groupon.

Our Growth Strategy

•

Increase penetration in existing markets through direct marketing. We believe that we have reached only a small number of the potential customers for our products and services in the markets in which we currently operate. We continue to focus on our direct customer acquisition channels, with direct marketing (traditional and digital) generating approximately 50% of our new consumer transactions in 2017, as compared to 32% in 2009. We believe these channels will ultimately allow us to reach a larger customer base at a lower acquisition cost than the traditional online lead purchasing model. Additionally, as our smaller and less sophisticated competitors, both online and storefront, struggle to adapt to both regulatory developments and evolving customer preference, we believe we have the opportunity to gain significant market share.

•

Expand globally to reach new markets. We are building on our global reach by entering new markets. In June 2014, we launched our business in Brazil, where we arrange loans for borrowers through a third party lender. We also operated a pilot program in China in 2014 and 2015 where we arranged loans for borrowers through a third party lender but in 2016 decided to address the Chinese market as an analytics provider going forward. We believe that these countries have significant populations of underserved consumers. When pursuing geographic expansion, factors we consider include, among others, whether there is (i) widespread internet usage, (ii) an established and interconnected banking system and (iii) government policy that promotes the extension of credit. Our business in Brazil and our previous pilot in China, as well as our launches into the United Kingdom in 2007 and Australia and Canada in 2009, demonstrate that we can quickly and efficiently enter and explore new markets. Our revenue from international operations has increased from $1.6 million in 2007, or 0.9% of our total revenue, to $335.1 million, or 41.4% of total revenue in 2014, before declining to $142.4 million, or 21.8% of total revenue in 2015 and $122.6 million, or 16.4% of total revenue in 2016 due to regulatory changes in the United Kingdom. International revenue was $134.2 million, or 15.9% of our total revenue in 2017.

•

Introduce new products and services. We plan to attract new categories of consumers and small businesses not served by traditional lenders through the introduction of new products and services. We have introduced new products to expand our businesses from solely single-payment consumer loans to installment loans, line of credit accounts and small business loans and financing, using our analytics expertise and our flexible and scalable technology platform. In 2012, we launched NetCredit, a longer duration installment loan product for near-prime consumers in the United States, and we launched On Stride Financial, a similar near-prime product, in the United Kingdom in April 2014. In July 2014 we launched Headway Capital, a line of credit product in the United States that serves the needs of small businesses. In June 2015, we completed the purchase of certain assets of a company operating as The Business Backer, which allows us to provide short-term financing to small businesses throughout the United States through RPAs, and in 2017, The Business Backer began offering an installment loan product. In 2016, we launched a program with a state-chartered bank where we provide technology, loan servicing and marketing services to the bank on unsecured installment loans that it makes with consumers that have an APR at or below 36%. We plan to grow this program through expanding to more states and adding additional partners. Also in 2016, we launched our analytics-as-a-service product that uses our proprietary technology and analytics capabilities to offer businesses a solution for real-time decisioning at scale.

We intend to continue to evaluate and offer new products and services that complement our online specialty financial services in order to meet the growing needs of our consumers and small businesses.

Online Financing Process

Our consumer and small business financing transactions are conducted almost exclusively online. When a customer is approved for a new loan or RPA, nearly all customers choose to have funds promptly deposited in their bank account and choose to use a pre-authorized debit for repayment from their bank account or debit card. Where permitted by law and approved by us, a customer may choose to renew a short-term consumer loan before payment becomes due by agreeing to pay an additional finance charge. If a loan is renewed or refinanced, the renewal or refinanced loan is considered a new loan.

We have created a quick and simple process for customers to apply for an online loan or RPA, as shown below:

Technology Platform

Our proprietary technology platforms are built for scalability and flexibility and are based on proven open source software. The technology platforms were designed to be powerful enough to handle the large volumes of data required to evaluate consumer and small business applications and flexible enough to capitalize on changing customer preferences, market trends and regulatory changes. The scalability and flexibility of our technology platforms allow us to enter new markets and launch new products quickly, typically within three to six months from conception to launch.

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

The key elements of our technology platforms include:

•

Scalable Information Technology infrastructure. Our Information Technology infrastructure allows us to meet customer demand and accommodate business growth. Our services rely on accessing, evaluating and creating large volumes of data including, for example, information collected from approximately 70 million credit reports during 2017. This rich dataset has grown significantly over our more than thirteen-year history and will continue to grow as our business expands. We believe that our scalable IT infrastructure enables us to meet substantial growth demands.

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

Proprietary Data and Analytics

Decision Engine

We have developed a fully integrated decision engine that evaluates and rapidly makes credit and other determinations throughout the customer relationship, including automated decisions regarding marketing, underwriting, customer contact and collections. Our decision engine currently handles more than 100 algorithms and over 1,000 variables. The algorithms in use are constantly monitored, validated, updated and optimized to continuously improve our operations. In order to support the daily running and ongoing improvement of our decision engine, we have assembled a highly skilled team of over 60 data and analytics professionals as of December 31, 2017.

Proprietary Data, Models and Underwriting

Our proprietary models are built on more than thirteen years of history, using advanced statistical methods that take into account our experience with the millions of transactions we have processed during that time and the use of data from numerous third-party sources. We continually update our underwriting models to manage risk of defaults and to structure loan and financing terms. Our system completes these assessments within seconds of receiving the customer’s data.

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

Working together with multiple vendors, our systems first determine whether customer information submitted matches other indicia regarding the application and that the applicant can authorize transactions for the submitted bank account. To prevent more organized and systematic fraud, we have developed predictive models that incorporate signals from various sources that we have found to be useful in identifying fraud. These models utilize advanced data mining algorithms and recent technologies to effectively identify fraudulent applications with a very low false positive rate. In addition, we have built strong loan processing teams that handle suspicious activities efficiently while minimizing friction in customer experience. Our fraud prevention system incorporates algorithms to differentiate customers in an effort to identify suspected fraudulent activity and to reduce our risks of loss from fraud.

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

•

Partner Marketing. We purchase qualified leads for prospective new customers from a number of online lead providers and independent brokers and through marketing affiliate partnerships. We believe that our rapid decision making on lead purchases, strong customer conversion rate and significant scale in each of our markets make us a preferred partner for lead providers, brokers and affiliates while at the same time our technology and analytics help us determine the right price for the right leads.

•	User experience and conversion. We measure and monitor website visitor usage metrics and regularly test website design strategies to improve customer experience and conversion rates.

Our brand, technology and analytics-powered approach to marketing has enabled us to increase the percentage of consumer loans sourced through direct marketing (where we have more visibility and control than in the lead purchase or affiliate channels) from approximately 32% in 2009 to 50% in 2017, and we believe we have also improved customer brand loyalty during the same period.

Customer Service

We believe that our in-house call center and our emphasis on superior customer service are significant contributors to our growth. To best serve our consumers and small businesses, we use customer-oriented business practices, such as offering extended-hours customer service. We continuously work to improve our customers’ experience and satisfaction by evaluating information from website analytics, customer satisfaction surveys, call center feedback, call monitoring and focus groups. Our call center teams receive training on a regular basis, are monitored by quality assurance managers and adhere to rigorous internal service-level agreements. We do not outsource our call center operations, except in Brazil. We have two call center facilities to support our U.S. and U.K. operations, one in our corporate offices in Chicago and another in Gurnee, Illinois, a Chicago suburb. As of December 31, 2017, we had over 500 employees in our call centers supporting our customers.

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

Competition

We have many competitors. Our principal competitors are consumer loan and finance companies, CSOs, online lenders, credit card companies, auto title lenders, pawnshops and other financial institutions that offer similar financial products and services, including loans on an unsecured as well as a secured basis. We believe that there is also indirect competition to some of our products, including bank overdraft facilities and banks’ and retailers’ insufficient funds policies, many of which may be more expensive alternative approaches for consumers and small businesses to cover their bills and expenses than the consumer and small business loan and financing products we offer. Some of our U.S. competitors operate using other business models, including a “tribal model” where the lender follows the laws of a Native American tribe regardless of the state in which the customer resides.

We believe that the principal competitive factors in the consumer and small business loan and financing industry consist of the ability to provide sufficient loan or financing size to meet customers’ financing requests, speed of funding, customer privacy, ease of access, transparency of fees and interest and customer service. We believe we have a significant competitive advantage as an early mover in many of the markets that we serve. New entrants face obstacles typical to launching new lending operations, such as successfully implementing underwriting and fraud prevention processes, incurring high marketing and customer acquisition costs, overcoming customer brand loyalty and having or obtaining sufficient capital to withstand early losses associated with unseasoned loan portfolios. In addition, there are substantial regulatory and compliance costs, including the need for expertise to customize products and obtain licenses to lend in various states in the United States and in international jurisdictions. Our proprietary technology, analytics expertise, scale, international reach, brand recognition and regulatory compliance would be difficult for a new competitor to duplicate.

Because numerous competitors offer consumer and small business loan and financing products, and many of our competitors are privately held, it is difficult for us to determine our exact competitive position in the market. However, we believe our principal online competitors in the United States include Avant, Curo, Elevate, and LendUp. Storefront consumer loan lenders that offer loans online or in storefronts are also a source of competition in some of the markets where we offer consumer loans, including Advance America, Ace Cash Express, Check Into Cash, Check ‘n Go and One Main Financial. For online small business financing, we believe our main competitors are CAN Capital, OnDeck and Kabbage. In the United Kingdom, we believe that our principal online competitors include 118 118 Money, Amigo, Avant, Lending Stream, Mr. Lender, PaydayUK, Satsuma, Elevate and Wonga.

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

Operations

Management and Personnel

Executive Officers

Our executive officers, and information about each as of December 31, 2017, are listed below.

NAME	POSITION WITH ENOVA	AGE
David Fisher	Chief Executive Officer	48
Greg Zeeman	Chief Operating Officer	49
Kirk Chartier	Chief Marketing Officer	54
Steven Cunningham	Chief Financial Officer	48
Lisa M. Young	General Counsel & Secretary	51

There are no family relationships among any of the officers named above. Each officer of Enova holds office from the date of appointment until removal or termination of employment with Enova. Set forth below is additional information regarding the executive officers identified above.

David Fisher has served as our Chief Executive Officer since January 29, 2013 when he joined Enova. Mr. Fisher has also served as our Director since February 11, 2013. Prior to joining Enova, Mr. Fisher was Chief Executive Officer of optionsXpress Holdings, Inc., or optionsXpress, from October 2007 until The Charles Schwab Corporation (“Schwab”), acquired the business in September 2011. Following the acquisition, Mr. Fisher served as President of optionsXpress until March 2012. Mr. Fisher also served as the President of optionsXpress from March 2007 to October 2007 and as the Chief Financial Officer of optionsXpress from August 2004 to March 2007. Prior to joining optionsXpress, Mr. Fisher served as Chief Financial Officer of Potbelly Sandwich Works from February 2001 to July 2004, and before that in the roles of Chief Financial Officer and General Counsel for Prism Financial Corporation. In addition, Mr. Fisher has served on the Board of Directors of InnerWorkings, Inc. since November 2011 and has served on the Board of Directors of GrubHub, Inc. since May 2012. Mr. Fisher also served on the Boards of Directors of optionsXpress from October 2007 until September 2011 and CBOE Holdings, Inc. from January 2007 until October 2011. Mr. Fisher received a Bachelor of Science degree in Finance from the University of Illinois and a law degree from Northwestern University School of Law.

Greg Zeeman has served as our Chief Operating Officer since October 2015. From September 2014 to October 2015, Mr. Zeeman served as Chief Executive Officer of Main Street Renewal, a firm specializing in the acquisition and leasing of single-family properties. From March 2012 to July 2014, Mr. Zeeman served as Chief Operating Officer and Senior Executive Vice President of HSBC USA. From March 2011 to March 2012, Mr. Zeeman served as Executive Vice President and Head, Change Delivery, HSBC Americas, and from January 2009 to March 2011, Mr. Zeeman served as Deputy Chief Executive Officer, HSBC Singapore. From 1999 to 2010, Mr. Zeeman held various roles with Household Credit Card Services and HSBC Consumer & Mortgage Lending. From 1995 to 1999, Mr. Zeeman was a consultant with Boston Consulting Group. Mr. Zeeman holds a Master of Business Administration degree from Harvard University and a Bachelor of Arts degree in Economics and Political Science from the University of North Carolina – Chapel Hill.

Kirk Chartier has served as our Chief Marketing Officer since he joined Enova in April 2013. Prior to joining Enova, Mr. Chartier was the Executive Vice President & Chief Marketing Officer of optionsXpress Holdings from January 2010 until Schwab acquired the business in September 2011. Following the acquisition, Mr. Chartier served as Vice President of Schwab through May 2012. From 2004 to 2010, Mr. Chartier was the Senior Managing Principal and Business Strategy Practice Leader for the Zyman Group, a marketing and strategy consultancy owned by MDC Partners, where he also served in interim senior marketing executive roles for Fortune 500 companies, including Safeco Insurance. Mr. Chartier has held executive roles at technology companies including as Senior Vice President of Business Services & eCommerce for CommerceQuest, as Vice President of Online Marketing & Strategy for THINK New Ideas and as a Corporate Auditor for the General Electric Company. He started his career as a combat pilot with the U.S. Marine Corps and is a veteran of Desert Storm. Mr. Chartier received a Master of Business Administration from Syracuse University, a Bachelor of Arts in Economics from the College of the Holy Cross, and a Bachelor of Science in Engineering from Worcester Polytechnic Institute.

Steven Cunningham has served as our Chief Financial Officer since he joined Enova in June 2016. Mr. Cunningham joined Enova from Discover Financial Services, where he most recently served as Executive Vice President and Chief Risk Officer for Discover’s $8.7 billion direct banking and payment services business. He joined Discover as its Corporate Treasurer in 2010. Prior to Discover, Mr. Cunningham was the CFO of Harley-Davidson Financial Services, a $7 billion receivables business, and spent eight years at Capital One Financial in various corporate and line of business finance leadership positions, including CFO for the Auto Finance segment, a $20 billion receivables business, and CFO for the company’s banking segment. Mr. Cunningham also has experience as a bank regulator with the FDIC. Mr. Cunningham received a bachelor’s degree in Corporate Finance and Investment Management from the University of Alabama and a Master of Business Administration from George Washington University. He also holds the professional designation of Chartered Financial Analyst.

Lisa M. Young has served as our General Counsel and Secretary since September 2011. Ms. Young joined Enova (then known as CashNetUSA) in June 2009 as General Counsel and became Vice President—General Counsel in August 2011. Ms. Young previously served as Vice President—Assistant General Counsel of JPMorgan Chase following the merger of Bank One and JPMorgan Chase in July 2004, and she served in this position until she joined us in 2009. From May 2003 to June 2004, she served as Senior Counsel with Bank One. Prior to joining Bank One, Ms. Young served as an attorney in the Consumer Financial Services Litigation practice groups of McGuireWoods LLP and Lovells LLP (currently known as Hogan Lovells US LLP) and as a litigation attorney at Goldberg Kohn Ltd. She received a Bachelor of Science degree in Electrical Engineering from the University of Notre Dame and a Juris Doctor from Northwestern University.

Personnel

As of December 31, 2017, we had 1,109 employees.

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

Marketing Laws. Our advertising and marketing activities are subject to several federal laws and regulations including the Federal Trade Commission Act (the “FTC Act”), which prohibits unfair or deceptive acts or practices and false or misleading advertisements in all aspects of our business. As a financial services company, any advertisements related to our products must also comply with the advertising requirements set forth in TILA. Also, any of our telephone marketing activities must comply with the Telephone Consumer Protection Act (the “TCPA”) and the Telephone Sales Rule (the “TSR”). The TCPA prohibits the use of automatic telephone dialing systems for communications with wireless phone numbers without express consent of the consumer, and the TSR established the Do Not Call Registry and sets forth standards of conduct for all telemarketing. Our advertising and marketing activities are also subject to the CAN-SPAM Act of 2003 which establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to the source of content.

Protection of Military Members and Dependents. The Military Lending Act (“MLA”) is a federal law that limits the annual percentage rate to 36% on certain consumer loans made to active duty members of the U.S. military, reservists and members of the National Guard and their immediate families. The MLA’s implementing regulation also contains various disclosure requirements, limitations on renewals and refinancing, as well as restrictions on the use of prepayment penalties, arbitration provisions and certain waivers of rights. The 36% annual percentage rate cap applies to a variety of consumer loan products, including short-term consumer loans. Therefore, due to these rate restrictions, we are unable to offer certain short-term consumer loans to active duty military personnel, active reservists and members of the National Guard and their immediate dependents. Federal law also limits the annual percentage rate on existing loans when the borrower, or spouse of the borrower, becomes an active-duty member of the military during the life of a loan. Pursuant to federal law, the interest rate must be reduced to 6% per year on amounts outstanding during the time in which the servicemember is on active duty.

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

Anti-Money Laundering and Economic Sanctions. We are also subject to certain provisions of the USA PATRIOT Act and the Bank Secrecy Act under which we must maintain an anti-money laundering compliance program covering certain of our business activities. In addition, the Office of Foreign Assets Control (“OFAC”), prohibits us from engaging in financial transactions with specially designated nationals. Certain of our subsidiaries are also registered as money services businesses with the U.S. Department of the Treasury (“Treasury Department”) and must re-register with the Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) at least every two years if conducting money services business.

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

On November 20, 2013, Cash America International, Inc. (“Cash America”), our parent company at the time, consented to the issuance of a Consent Order by the CFPB pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2012 examination of Cash America and us, to pay a civil money penalty of $5 million. The Consent Order relates in part to issues self-disclosed to the CFPB by us, including the making of a limited number of loans to consumers who may have been active-duty members of the military at the time of the loan at rates in excess of the annual percentage rate permitted by the federal Military Lending Act, and for which made refunds of approximately $33,500, and for certain failures to timely provide and preserve records and information in connection with the CFPB’s examination of us. In addition, as a result of the CFPB’s review, we enhanced and continue to enhance our compliance management system and implemented additional policies and procedures to address the issues identified by the CFPB. These policies, procedures and other initiatives are in many cases subject to review and potential objection by the CFPB. We remain subject to the restrictions and obligations of the Consent Order, including the CFPB’s order that we ensure compliance with federal consumer financial laws and develop more robust compliance policies and procedures.

On May 5, 2016, the CFPB issued proposed rules prohibiting the use of mandatory arbitration clauses and class action waiver provisions in consumer financial services contracts. On July 10, 2017, the CFPB issued a final rule consistent with its proposed rule. On November 1, 2017, President Trump signed a joint resolution passed by the House and Senate pursuant to the Congressional Review Act disapproving the CFPB arbitration rule and blocking it from taking effect. The joint resolution also precludes an agency from reissuing a rule in substantially the same form unless the reissued rule is specifically authorized by a law enacted subsequent to the President signing the joint resolution of disapproval.

On October 6, 2017, the CFPB issued its Final Rule (the “Final Rule”) on Payday, Vehicle Title, and Certain High-Cost Installment Loans. The Final Rule would impose significant limitations on all short-term loans and longer-term loans with balloon payments. Among other provisions, the Final Rule requires lenders to conduct a specific assessment regarding a borrower’s ability to repay, including a requirement to verify borrowers’ income and major financial obligations. The Final Rule also includes limitations on the number of loans that certain borrowers can have within a specified time frame and requires additional disclosures in loan documents and notices and limitations regarding payments. The Final Rule was published in the Federal Register on November 17, 2017 and will apply to loan contracts entered into beginning August 19, 2019. However, under the Congressional Review Act, Congress has 60 legislative days after publication of the rule in the Federal Register to overturn it by a majority vote in both Houses of Congress. On January 16, 2018, the CFPB issued a statement that it intends to engage in a rulemaking process to reconsider the Final Rule. We do not currently know which portions of the Final Rule will be subject to reconsideration or the nature and extent of the final rule that the CFPB will adopt. It is also likely that there will be legal challenges to the final rule if it does not change before it goes into effect.

On July 28, 2016, the CFPB, pursuant to the authority provided in the Dodd-Frank Act, issued an outline of proposals pertaining to third-party debt collectors and others covered by the FDCPA that is intended to increase consumer protection during debt collection (“Debt Collection Outline”). In the Debt Collection Outline, the CFPB is considering substantive rules under the FDCPA that would, among other proposals: (i) require collectors to substantiate the debt and confirm that they have sufficient consumer information before starting collection; (ii) limit communication attempts to six per week through any point of contact; (iii) make it easier for consumers to stop specific ways collectors are contacting them; (iv) prohibit collectors from communicating with certain parties for 30 days after a consumer’s death; (v) make it easier for consumers to dispute debts by, among other proposals, requiring collectors to include more specific information about the debt in the initial collection notices sent to consumers as well as a “tear-off” portion of the notice that consumers could send back to the collector; (vi) require collectors to verify a debt through a written report if the debt is disputed in writing by a consumer; (vii) prohibit collectors from continuing collection efforts or suing for the debt until the necessary documentation is checked if a consumer disputes the debt; and (viii) require a subsequent holder of a debt to resolve any outstanding dispute about the debt before attempting to collect.

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

The scope of state regulation of consumer loans, including the fees and terms of our products and services, varies from state to state. The terms of our products and services vary from state to state in order to comply with the laws and regulations of the states in which we operate. In addition, our advertising and marketing activities and disclosures are subject to review under various state consumer protection laws and other applicable laws and regulations. The states with laws that specifically regulate our consumer products and services may limit the principal amount of a consumer loan and set maximum fees or interest rates customers may be charged. Some states also limit a customer’s ability to renew a short-term consumer loan and require various disclosures to consumers. State statutes often specify minimum and maximum maturity dates for short-term consumer loans such as ours and, in some cases, specify mandatory cooling-off periods between transactions. Our collection activities regarding past due amounts are subject to consumer protection laws and state regulations relating to debt collection practices. In addition, some states require certain disclosures or content to accompany our advertising or marketing materials. Also, some states require us to report short-term consumer loan activity to state-wide databases and restrict the number and/or principal amount of loans a consumer may have outstanding at any particular time or over the course of a particular period of time, typically twelve months.

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

We must also comply with state restrictions on the use of lead providers. Over the past few years, several states have taken actions that have caused us to discontinue the use of lead providers in those states. Other states may propose or enact similar restrictions on lead providers in the future.

Over the last few years, legislation that prohibits or severely restricts our consumer loan products and services has been introduced or adopted in a number of states. As a result, we have ceased making consumer loans in several states where we formerly made such loans, and we have also modified our business operations in other states where restrictive legislation has been enacted. For example, Maryland passed a law in 2017 that limits the total fees, charges and interest that can be assessed on unsecured revolving credit plans with Maryland consumers to an effective rate of 33% per year. The law went into effect on July 1, 2017 with regard to new revolving credit plans. Additional legislation or regulations targeting or otherwise directly affecting our products and services have also been recently passed in several states. We regularly monitor proposed legislation or regulations that could affect our business.

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

International Regulation

United Kingdom

In the United Kingdom, we are subject to regulation by the Financial Conduct Authority, (“FCA”), and must comply with the FCA’s rules and regulations set forth in the FCA Handbook, the Financial Services and Markets Act 2000 (“FSMA”), the Consumer Credit Act 1974, as amended (the “CCA”), and secondary legislation passed under the CCA, among other rules and regulations. We must also follow the Irresponsible Lending Guidance, or the Guidance, of the Office of Fair Trading (the “OFT”), which provides greater clarity for lenders as to business practices that the OFT (and the FCA) believes constitute irresponsible lending under the CCA. In January 2016, we received full authorization from the FCA to provide consumer credit and to perform related activities. We will be required to continue to satisfy certain minimum standards set out in the FSMA, which will result in additional costs to us.

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

Due to the concerns expressed about our business by the FCA and the implementation of the rate cap, we made significant modifications to many of our business practices to address the FCA’s expectations. These modifications included adjustments to our affordability assessment practices and underwriting standards that govern who will qualify for a loan from us, reductions in certain maximum loan amounts, alterations to our advertising practices and adjustments to our collections processes (including our practices relating to continuous payment authority) and debt forbearance processes (or our practices regarding customers who have indicated that they are experiencing financial difficulties), all of which resulted in a significant year-over-year decrease in our U.K. consumer loan volume, U.K. loan balances and U.K. revenue for the second half of 2014 and the first half of 2015 as a result of our adapting our U.K. business practices in response to the expectations of the FCA. The implementation of stricter affordability assessments and underwriting standards resulted in a decrease in the number of consumer loans written, the average consumer loan amount and the total amount of consumer loans written to new and returning customers. Additionally, the changes we made to our collections and debt forbearance practices in the United Kingdom resulted in lower collection rates on delinquent loans, and we have experienced and will continue to experience an increase in compliance- and administrative-related costs for our U.K. operations.

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

In June 2013, the OFT referred the payday lending industry in the United Kingdom to the Competition Commission, which is now the Competition & Markets Authority (“CMA”), for a market investigation. The CMA gathered data from industry participants, including us, in connection with its review of the U.K. payday lending industry to determine whether certain features of the payday lending industry prevent, restrict or distort competition (which is also referred to as having an adverse effect on competition) and, if so, what remedial action should be taken. On August 13, 2015, the CMA published its final order which required online lenders to provide details of their products on at least one price comparison website which is authorized by the FCA once the FCA published rules concerning price comparison websites. The CMA also required online and storefront lenders to provide existing customers with a summary of their cost of borrowing as of August 13, 2016.

On November 29, 2016, the FCA issued a Call for Input, seeking evidence and feedback to further inform its previous reviews of the high-cost credit market, including a review of the payday loan price cap. The Call for Input covered all high-cost products, including payday loans, rent-to-own, pawnbroking loans, guarantor loans, credit cards and installment loans, as well as overdrafts. The CMA previously identified a number of competition issues with overdrafts, including poor price transparency and the nature and level of charges, especially for unarranged overdrafts.  The FCA looked in more detail at overdrafts from a consumer protection and a competition perspective. The FCA also reviewed the price cap that was implemented on January 2, 2015 to assess whether there is evidence that suggests the price cap should be changed and to determine whether there is any evidence of consumers turning to illegal money lenders as a result of being excluded from the high-cost credit market because of the price cap.  The FCA will also continue to monitor the impact that repeat and multiple borrowing has on the market and consumers. The FCA issued its findings to the Call for Input on July 31, 2017 deciding to maintain the high cost short-term credit price cap at its current level and committing to review it within three years to ensure that it remains effective. The FCA found that regulation of high-cost short-term credit, including the price cap, has led to substantial benefits to consumers.  The FCA also highlighted its priorities for the next stage of the review, which will focus on overdrafts, rent-to-own, home-collected credit and catalog credit.

In 2014, the FCA published a policy statement which set out its concerns about the practices of some credit brokers which charge upfront fees to consumers.  It also introduced new rules targeted at ensuring that key features of brokers’ relationships with consumers are transparent, which came into effect in 2015. In addition, in its report regarding the payday industry, the CMA recommended that the FCA take steps to ensure that lead generators explain how they operate much more clearly to customers, including that lead generators be required to state that application details are referred to the lender that offers the lead generator the best commercial deal rather than to the lender that offers the most suitable loan for the customer’s needs. In September 2015, the FCA published its policy statement confirming its retention of the credit broking rules previously introduced as well as imposing minor changes to CONC rules on credit brokers, which became effective in 2016.

The FCA previously stated that measures taken by it with respect to the payday loan industry would likely force about a quarter of the firms out of the industry in the United Kingdom. For recent developments related to the FCA, including serious concerns that were previously expressed by the FCA regarding our compliance with U.K. legal and regulatory requirements, such as the requirement that our business be capable of being effectively supervised by the FCA and compliance with FCA rules and principles and our affordability assessment and debt forbearance practices, see “Risk Factors—Risks Related to Our Business and Industry— Our primary regulators in the United Kingdom previously expressed serious concerns about our compliance with applicable U.K. regulations, which caused us to make significant changes to our U.K. business that negatively impacted our operations and results, and future changes to our operations as a result of regulator concerns could have a material adverse effect on our U.K. business.,” “— The United Kingdom has imposed, and continues to impose, increased regulation of the short-term high-cost credit industry and previously stated its expectation that some firms will exit the market,” and “— Competition regulators in the United Kingdom have reviewed and may in the future again review our industry and, together with the FCA, could require lenders to implement changes to their operations, which could have a negative effect on our operations in the United Kingdom. in Part I, Item 1A of this report.

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

In the United Kingdom, we are also subject to the requirements of the Data Protection Act 1988 (“DPA”) and are required to be fully registered as a data-controller under the DPA. The DPA controls how organizations, businesses and/or the government use personal data and how they should process it. The current Data Protection regime will be strengthened by changes from the EU General Data Protection Regulation (“GDPR”), a regulation by which the European Parliament, the European Council and the European Commission intend to strengthen and unify data protection for individuals within the European Union (“EU”). It also addresses export of personal data outside the EU. The primary objectives of the GDPR are to give citizens back the control of their personal data and to simplify the regulatory environment for international business by unifying the regulation within the EU. When the GDPR takes effect, it will replace the previous data protection directive. The GDPR contains a number of new protections for EU data subjects and threatens significant fines and penalties for non-compliant data controllers and processors once it comes into effect. The regulation was adopted on April 27, 2016. It is effective May 25, 2018 after a two-year transition period and, unlike a directive, it does not require any enabling legislation to be passed by national governments.

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

On February 2, 2016, the European Commission and the United States agreed on a new framework for transatlantic data flows, the “EU-US Privacy Shield”, which will replace the invalidated Safe Harbor framework. The EU-US Privacy Shield is a framework designed by the U.S. Department of Commerce (the “Commerce Department”) and European Commission to provide companies on both sides of the Atlantic with a mechanism to comply with EU personal data from the European Union to the United States in support of transatlantic commerce. On July 12, 2016, the European Commission adopted the EU-US Privacy Shield, which consists of four components: (i) the privacy shield principles, which is a code of conduct outlining protections for the handling of personal data; (ii) oversight and enforcement; (iii) ombudsperson mechanism; and (iv) safeguards and limitations. The Commerce Department began accepting certifications to the EU-US Privacy Shield on August 1, 2016. We do not expect to apply for certification to the EU-US Privacy Shield, as we believe we are exempt from and/or are in compliance with all E.U. and U.K. privacy laws and regulations and will continue to be so under the GDPR.

In the United Kingdom, we are also subject to specific anti-money laundering and counter terrorist financing requirements that require us to develop and maintain anti-money laundering and counter terrorist financing policies and procedures including reporting suspicious activity, pursuant to the Proceeds of Crime Act 2002 and the Terrorism Act 2000. The National Crime Agency (“NCA”) is

a law enforcement agency created in 2013 to reduce the harm caused to people and communities in the UK by serious and organized crime. The NCA replaced the Serious Organised Crime Agency (“SOCA”) and is charged with strengthening the UK’s borders, fighting fraud and cyber-crime and protecting children and young people from sexual abuse and exploitation. The NCA has the mandate and powers to work in partnership with other law enforcement organizations and has an international role of liaising with overseas law enforcement agencies. It has a “four pillars” approach to fighting crime: pursue, prevent, protect and prepare. On June 26, 2017, the European Union’s Fourth Anti-Money Laundering Directive came into force, with an emphasis on employing a risk-based approach to money laundering.

Our U.K. operations are also overseen by the Financial Ombudsman Service (“FOS”), a public body established by the U.K. Parliament to carry out statutory functions on a non-commercial, not-for-profit basis. The FOS is the statutory dispute-resolution scheme set up under the FSMA. The FOS works closely with other U.K. regulators governing the financial services market.

On June 23, 2016, the United Kingdom voted to exit the European Union. On March 29, 2017, UK Prime Minister Theresa May invoked Article 50 of the Lisbon Treaty, thereby setting March 29, 2019 as the date the United Kingdom will leave the European Union. This date can be extended if all European Union members agree to such extension. No further details of the exit have been finalized. When the United Kingdom exits the European Union, it is expected that the United Kingdom will establish a new framework for data flow between the United Kingdom and the United States or will agree to continue the protections of the GDPR for the transfer of personal data into and out of the United Kingdom. We expect to comply with any framework established by the United Kingdom for the transfer of personal data into and out of the United Kingdom.

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

We are also subject to various international laws, licensing or authorization requirements in connection with the products or services we offer in Brazil and the United Kingdom, which are discussed below. Compliance with applicable laws, regulations, rules and guidance requires forms, processes, procedures, training, controls and the infrastructure to support these requirements. Compliance may also create operational constraints, be costly or adversely affect operating results. See “Business—Regulation” of Part I, Item 1 of this report for further discussion of the laws applicable to us.

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

In recent years, consumer loans, and in particular the category commonly referred to as “payday loans,” which includes certain of our short-term loan products, have come under increased regulatory scrutiny that has resulted in increasingly restrictive regulations and legislation that makes offering such loans in certain states in the United States or the international countries where we operate (as further described below) less profitable or unattractive. Laws or regulations in some states in the United States require that all borrowers of certain short-term loan products be reported to a centralized database and limit the number of loans a borrower may receive or have outstanding. Other laws prohibit us from providing some of our consumer loan products in the United States to active duty military personnel, active members of the National Guard or members on active reserve duty and their spouses and immediate dependents.

Certain consumer advocacy groups and federal and state legislators and regulators have advocated that laws and regulations should be tightened so as to severely limit, if not eliminate, the type of loan products and services we offer to consumers, and this has resulted in both the executive and legislative branches of the U.S. federal government and state governmental bodies exhibiting an interest in debating legislation that could further regulate consumer loan products and services such as those that we offer. The U.S. Congress, as well as other similar federal, state and local bodies and similar international governmental authorities, have debated, and may in the future adopt, legislation or regulations that could, among other things, place a cap (or decrease a current cap) on the interest or fees that we can charge or a cap on the effective annual percentage rate that limits the amount of interest or fees that may be charged, ban or limit loan renewals or extensions of short-term loans (where the customer agrees to pay the current finance charge on a loan for the right to make payment of the outstanding principal balance of such loan at a later date plus an additional finance charge), including the rates to be charged for loan renewals or extensions, require us to offer an extended payment plan, limit origination fees for loans, require changes to our underwriting or collections practices, require lenders to be bonded or to report consumer loan activity to databases designed to monitor or restrict consumer borrowing activity, impose “cooling off” periods between the time a loan is paid off and another loan is obtained or prohibit us from providing any of our consumer loan products in the United States to active duty members of the U.S. military, reservists and members of the National Guard and their immediate families.

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

Significant new laws and regulations have also been adopted in the United Kingdom, and further new laws and regulations will continue to be imposed. See “— The United Kingdom has imposed, and continues to impose, increased regulation of the short-term high-cost credit industry and previously stated its expectation that some firms will exit the market” for additional information. Furthermore, legislative or regulatory actions may be influenced by negative perceptions of us and our industry, even if such negative perceptions are inaccurate, attributable to conduct by third parties not affiliated with us (such as other industry members), or attributable to matters not specific to our industry.

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

The CFPB exercises supervisory review over and examines certain non-bank providers of consumer financial products and services, including providers of consumer loans such as us. The CFPB has examined our lending products, services and practices, and we expect to continue to be examined on a regular basis by the CFPB. The CFPB’s examination authority permits CFPB examiners to inspect the books and records of providers of short-term, small dollar lenders, and ask questions about their business practices, and the examination procedures include specific modules for examining marketing activities; loan application and origination activities; payment processing activities and sustained use by consumers; collections, accounts in default, and consumer reporting activities as well as third-party relationships. As a result of these examinations, we could be required to change our products, services or practices, whether as a result of another party being examined or as a result of an examination of us, or we could be subject to monetary penalties, which could materially adversely affect us.

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

On November 20, 2013, Cash America, our parent company at the time, consented to the issuance of a Consent Order by the CFPB pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2012 review of Cash America and us, to pay a civil money penalty of $5 million. The Consent Order also relates, in part, to issues self-disclosed to the CFPB during its 2012 examination of us, including the making of a limited number of loans to consumers who may have been active duty members of the military at the time of the loan at rates in excess of the interest rate permitted by the federal Military Lending Act, for which we made refunds of approximately $33,500, and for certain failures to timely provide and preserve records and information in connection with the CFPB’s examination of us. In addition, as a result of the CFPB’s review, we enhanced our compliance management system and implemented additional policies and procedures to address the issues identified by the CFPB. We remain subject to the restrictions and obligations of the Consent Order, including the CFPB’s order that we ensure compliance with federal consumer financial laws and develop more robust compliance policies and procedures. These new policies, procedures and other initiatives are in many cases subject to review and potential objection by the CFPB, and no guarantee can be made regarding the timing, substance or effect of any such measures the CFPB may decide to take. Furthermore, the compliance plan mandated by the Consent Order requires us to perform a formal consumer protection compliance risk review before introducing or implementing new or changed products or services. This requirement could result in additional delay or cost when introducing or implementing new or changed products or services, or a decision not to proceed with such initiatives. Any noncompliance with the Consent Order or similar orders or agreements from other regulators could lead to further regulatory penalties and could have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows and could prohibit or directly or indirectly impair our ability to continue current operations.

The CFPB recently finalized a new rule that may affect the consumer lending industry, and this rule could have a material adverse effect on our U.S. consumer lending business.

On October 6, 2017, the CFPB issued its final rule on payday and certain high-cost installment loans, which would cover some of the loans we offer. The rule requires that lenders who make short-term loans and longer-term loans with balloon payments reasonably determine consumers’ ability to repay the loans according to their terms before issuing the loans. The rule also introduces new limitations on repayment processes for those lenders as well as lenders of other longer-term loans with an annual percentage rate greater than 36 percent that include an ACH authorization or similar payment provision. If a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. For loans covered by the rule, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed payment attempts. The rule will apply to loan contracts entered into beginning August 19, 2019. However, under the Congressional Review Act, Congress has 60 legislative days after publication of the rule in the Federal Register (which occurred on November 17, 2017) to overturn it by a majority vote in both Houses of Congress. On January 16, 2018, the CFPB issued a statement that it intends to engage in a rulemaking process to reconsider the final rule. It is also likely that there will be legal challenges to the final rule if it does not change before it goes into effect. We cannot currently assess the likelihood that the CFPB will make changes to the rule, nor whether the rule will become effective. If the rule does become effective in its current form, we will need to make certain changes to our underwriting, payment processes and customer notifications in our U.S. consumer lending business. If we are not able to execute these changes effectively because of unexpected complexities, costs or otherwise, we cannot guarantee that the final rule will not have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows.

Election of a new U.S. president supported by a majority of the U.S. Congress from the same political party could significantly change regulatory, legal or other policies that could affect our business.

In January 2017, the Republican Party took control of a majority of both the U.S. House of Representatives and the U.S. Senate. In addition, a Republican was sworn in as the 45th President of the United States. The President and certain Republicans in the U.S. Congress have made statements regarding the desire to lessen the regulatory burden on businesses to create job growth and regarding the status of the Dodd-Frank Act and the many rules adopted thereunder. The Dodd-Frank Act created the CFPB, which regulates consumer financial products and services including consumer loans that we offer. Until specific laws are passed, executive actions are taken or federal regulatory action is taken, it is unclear what impact changes to regulatory, legal or other policies will have on our business.

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

In 2014, the FCA issued the CONC contained in the FCA Handbook. The CONC incorporates prescriptive regulations for consumer loans such as those that we offer, including mandatory affordability checks on borrowers, limiting the number of rollovers on short-term loans to two, restricting how lenders can advertise, banning advertisements that the FCA deems misleading, and introducing a limit of two unsuccessful attempts on the use of continuous payment authority (which provides a creditor the ability to directly debit a customer’s account for payment when authorized by the customer to do so) to pay off a loan. The provisions of the CONC took effect in 2014. As a result of the FCA’s requirements, we made significant adjustments to many of our business practices in the United Kingdom, as discussed below under “— Our primary regulators in the United Kingdom previously expressed serious concerns about our compliance with applicable U.K. regulations, which caused us to make significant changes to our U.K. business that negatively impacted our operations and results, and future changes to our operations as a result of regulator concerns could have a material adverse effect on our U.K. business.”

On January 2, 2015, the FCA implemented a cap on the total cost of high-cost short-term credit. In 2015, the FCA also conducted a consultation and implemented a provision that requires providers of high-cost short-term credit include a risk warning in all financial promotions. In 2016, the FCA reviewed the loan price cap that was implemented in 2015 and decided not to change the price cap but to review it again in three years. In July 2017, the FCA issued a Consultation Paper on proposed changes to its rules and guidance on assessing creditworthiness in consumer credit. The FCA requested responses to the consultation by October 31, 2017 and expects to publish its findings in the second quarter of 2018. We do not currently know whether or how the FCA may amend its rules and guidance on assessing creditworthiness in consumer credit or how it will affect our business operations. If any new rules or guidance significantly restrict the conduct of our business, such implementation could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

The FCA also plans to investigate unarranged overdrafts, the long-term use of high-cost credit, rent-to-own, home-collected credit and catalog credit markets and to issue a Consultation Paper on proposed solutions in the spring of 2018. We do not currently know what solutions the FCA may implement as a result or how any changes may affect our business operations. If any new rules or guidance significantly restrict the conduct of our business, such implementation could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

The changes that we have implemented or are required to implement in the future as a result of such legislative and regulatory activities could have a material adverse effect on our U.K. business, as further described below under “—Our primary regulators in the United Kingdom previously expressed serious concerns about our compliance with applicable U.K. regulations, which caused us to make significant changes to our U.K. business that negatively impacted our operations and results, and future changes to our operations as a result of regulator concerns could have a material adverse effect on our U.K. business.” and “— Due to restructuring of the consumer credit regulatory framework in the United Kingdom, we are required to obtain full authorization from our U.K. regulators to continue providing consumer credit and perform related activities in the United Kingdom, and there is no guarantee that we will receive full authorization to continue offering consumer loans in the United Kingdom.” We cannot give any assurances that the result of the FCA’s review of the high-cost credit market and the payday loan rate cap and any potential new rules will not have a material impact on our U.K. products and services.

Our primary regulators in the United Kingdom previously expressed serious concerns about our compliance with applicable U.K. regulations, which caused us to make significant changes to our U.K. business that negatively impacted our operations and results, and future changes to our operations as a result of regulator concerns could have a material adverse effect on our U.K. business.

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

On June 11, 2014, the CMA released a provisional findings report in which it indicated that it believed that many payday lenders fail to compete on price and that it would look at potential ways to increase price competition. On August 13, 2015, the CMA published its final order which required online lenders to provide details of their products on at least one price comparison website. The CMA also required online and storefront lenders to provide existing customers with a summary of their cost of borrowing as of August 13, 2016.

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

Customer complaints to the Financial Ombudsman Service (“FOS”) could increase, which could have a negative effect on our operations in the United Kingdom.

We have experienced an increased volume of complaints about loans issued prior to changes we implemented in 2014, and the FOS has taken a very consumer friendly approach to its complaint handling process and in dispute resolutions. We have been required to make significant payments to customers to resolve these complaints. If the FOS continues to issue findings in favor of consumers, and we are required to continue to make significant payments to resolve the complaints, such findings could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

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

We offer, arrange and/or service online consumer loans to customers in Brazil and the United Kingdom. The United Kingdom regularly evaluates the regulation of our industry and introduces new regulations and is likely to continue to do so. New legislation or regulations could further restrict the consumer loan products we offer.

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

In the past we have ceased business in, restricted our operations in, or chosen not to begin business in, certain jurisdictions due to regulatory restrictions which render our operations impermissible, unprofitable or impractical. In addition, because we are in some cases subject to state/provincial and local regulation in addition to federal/national regulation, we may restrict or discontinue business in certain jurisdictions within countries where we are otherwise active. For example, as of December 31, 2017, we did not offer or arrange consumer loans in 17 U.S. states because we do not believe it is economically feasible to operate in those jurisdictions due to specific statutory or regulatory restrictions, such as interest rate ceilings or caps on the fees that may be charged.

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

When making loans and providing financing in the United States, we use several means of depositing proceeds into and collecting repayments from our customers’ bank accounts, including the use of ACH and remotely-created check processing. Our business, including loans made through the CSO programs and the Bank Program, depends on payment processing systems to collect amounts due by repayments from our customers’ bank accounts when we have obtained authorization to do so from the customer. Our transactions are processed by banks, and if these banks cease to provide any of the available means of payment processing services, we would have to materially alter, or possibly discontinue, some or all of our business if alternative processing methods are not as effective or not available.

Previous heightened regulatory scrutiny by the U.S. Department of Justice, the Federal Deposit Insurance Corporation and other regulators, in an action referred to as Operation Choke Point, caused banks and ACH payment processors to cease doing business with certain short-term consumer lenders who were operating legally, without regard to whether those lenders were complying with applicable laws, simply to avoid the risk of heightened scrutiny or even litigation.

In addition, in 2014, the National Automated Clearinghouse Association (“NACHA”) (which oversees the ACH network) amended its operating rules that govern the use of the ACH system, which amendments became effective in 2015 and 2016. These amendments, among other things, established certain ACH return rate levels, enhanced limitations on certain ACH reinitiation activities, imposed fees on certain unauthorized ACH returns and allowed for increased flexibility in how NACHA rules violation investigations can be initiated. The revised rules provide clarification that certain industries deal with customers who are more likely to experience an insufficient funds scenario. We implemented processes and procedures to address the amendments to the ACH operating rules.

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

In addition, in 2016, the CFPB issued an outline of proposals intended to increase consumer protection pertaining to third-party debt collectors and others covered by the FDCPA, which would apply to our attempts to collect debt originated by other lenders, including under our CSO programs and our Bank Program. The proposals would not apply to our attempts to collect debt that we originate; however, the CFPB has announced that it plans to address consumer protection issues involving first-party debt collectors and creditors separately. The CFPB outline does not include proposed or final rules, and any future rules could be significantly different from those in the outline. The CFPB has not yet defined a date for any proposed rules related to debt collection nor has it defined the effective date for the implementation of final rules. We cannot give any assurances that the effect of such rules will not have a material impact on our U.S. products and services.

Non-U.S. jurisdictions also regulate debt collection. For example, in the United Kingdom, due to changes to rules under the CONC, we previously made adjustments to our collections processes, which resulted in lower collections on loans made by us. In addition, the concerns previously expressed to us by the OFT and the FCA related in part to debt collection. We could be subject to fines, written orders or other penalties if we, or parties working on our behalf, are determined to have violated the FDCPA, the CONC or analogous state or international laws, which could have a material adverse effect on our reputation, business, prospects, results of operations, financial condition and cash flows.

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

If regulatory oversight of lead providers or marketing affiliates is increased, through the implementation of new laws or regulations or the interpretation of existing laws or regulations, our ability to use lead providers or marketing affiliates could be restricted or eliminated. For example, the CFPB has indicated its intention to examine compliance with federal laws and regulations by lead providers and to scrutinize the flow of non-public, private consumer information between lead providers and lead buyers, such as us. Over the past few years, several states have taken actions that have caused us to discontinue the use of lead providers in those states. While these discontinuations did not have a material adverse effect on us, other states may propose or enact similar restrictions on lead providers and potentially on marketing affiliates in the future, and if other states adopt similar restrictions, our ability to use lead providers or marketing affiliates in those states would also be interrupted. We also expect that the ongoing regulatory review of consumer lending in the United Kingdom may lead to increased restrictions on the operations and/or use of lead providers.

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

In the United States, the FCRA regulates the collection, dissemination and use of consumer information, including consumer credit information. Compliance with the FCRA and related laws and regulations concerning consumer reports has recently been under regulatory scrutiny. The FCRA requires us to provide a Notice of Adverse Action to a consumer loan applicant when we deny an application for credit, which, among other things, informs the applicant of the action taken regarding the credit application and the specific reasons for the denial of credit. The FCRA also requires us to promptly update any credit information reported to a consumer reporting agency about a consumer and to allow a process by which consumers may inquire about credit information furnished by us to a consumer reporting agency. Historically, the FTC has played a key role in the implementation, oversight, enforcement and interpretation of the FCRA. Pursuant to the Dodd-Frank Act, the CFPB has primary supervisory, regulatory and enforcement authority of FCRA issues, although the FTC also retains its enforcement role regarding the FCRA. The CFPB has taken a more active approach than the FTC, including with respect to regulation, enforcement and supervision of the FCRA. Changes in the regulation, enforcement or supervision of the FCRA may materially affect our business if new regulations or interpretations by the CFPB or the FTC require us to materially alter the manner in which we use personal data in our credit underwriting.

In the United Kingdom, we are also subject to the requirements of the Data Protection Act 1988 (the “DPA”) and are required to be fully registered as a data-controller under the DPA. The DPA controls how organizations, businesses and/or the government use personal data and how they should process it. The current Data Protection regime will be strengthened by changes from the EU General Data Protection Regulation (“GDPR”), a regulation by which the European Parliament, the European Council and the European Commission intend to strengthen and unify data protection for individuals within the European Union (“EU”). It also addresses export of personal data outside the EU. The GDPR contains a number of new protections for EU data subjects and threatens significant fines and penalties for non-compliant data controllers and processors once it comes into effect on May 25, 2018. When the United Kingdom exits the European Union, it is expected that the United Kingdom will establish a new framework for data flow between the United Kingdom and the United States or will agree to continue the protections of the GDPR for the transfer of personal data into and out of the United Kingdom. We expect to comply with any framework established by the United Kingdom for the transfer of personal data into and out of the United Kingdom.

We previously had Safe Harbor certification, which evidenced compliance with the DPA and the European Union Data Protection Directive and allowed companies to pass European Union data to non-European Union countries if certain certification requirements were met by the company. Although the European Court of Justice invalidated the Safe Harbor framework in 2015, there are other circumstances under which a company is exempt from complying with those laws and regulations. In addition, in 2016, the European Commission and the United States agreed on a new framework for transatlantic data flows: the “EU-US Privacy Shield”, which will replace the invalided Safe Harbor framework. We do not expect to apply for certification to the EU-US Privacy Shield and, despite the invalidation of the Safe Harbor framework, we believe that we are exempt from and/or are in compliance with all E.U. and U.K. privacy laws and regulations and will continue to be so under the GDPR.

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

Judicial decisions, CFPB rulemaking or amendments to the Federal Arbitration Act could render the arbitration agreements we use illegal or unenforceable.

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

The CFPB did issue a final rule on arbitration, which would have prohibited class action waivers in certain consumer financial services contracts. However the House and Senate each passed a resolution of disapproval of the rule, pursuant to their powers under the Congressional Review Act, and the President signed the bill. Because the rule was disapproved, it cannot be reissued in substantially the same form, and the CFPB cannot issue a substantially similar rule unless the new rule is specifically authorized by a law enacted after the date of the joint resolution disapproving the original rule.

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

A portion of our short-term consumer loan and installment loan revenue depends in part on the willingness and ability of unaffiliated third-party lenders, through the CSO programs and the Bank Program, to make loans to customers. We also utilize many other third parties to provide services to facilitate our lending and financing, including in our underwriting and payment processing. In addition, we rely on a third party lender in connection with our lending business in Brazil. The loss of the relationship with any of these third parties, and an inability to replace them or the failure of these third parties to maintain quality and consistency in their programs or services or to have the ability to provide their products and services, could cause us to lose customers and substantially decrease the revenue and earnings of our business. Our revenue and earnings could also be adversely affected if any of those third-party providers make material changes to the products or services that we rely on. We also use third parties to support and maintain certain of our communication systems and information systems. If a third-party provider fails to provide its products or services, makes material changes to such products and services, does not maintain its quality and consistency or fails to have the ability to provide its products and services, our operations could be disrupted. Any of these events could result in a loss of revenue and could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

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

The demand for a particular product or service may decrease due to a variety of factors, such as regulatory restrictions that reduce customer access to particular products, the availability of competing or alternative products or changes in customers’ financial conditions. Should we fail to adapt to a significant change in our customers’ demand for, or access to, our products, our revenue could decrease significantly. For example, on December 22, 2017, a law commonly known as the U.S. Tax Cuts and Jobs Act (the "Tax Act") was enacted, lowering the tax rates applicable to many businesses and individuals. The perceived financial benefits of the Tax Act could adversely impact the demand for our products. Even if we make adaptations or introduce new products to fulfill customer demand, customers may resist or may reject products whose adaptations make them less attractive or less available. In any event, the effect of any product change on the results of our business may not be fully ascertainable until the change has been in effect for some time. In particular, we have changed, and will continue to change, some of our operations and the products we offer. Any of these events could result in a loss of revenue and could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Potential union activities could have an adverse effect on our relationship with our workforce.

None of our employees are currently covered by a collective bargaining agreement or represented by an employee union. Occasionally we experience union organizing activities. In addition, in 2015, the National Labor Relations Board enacted new representation election rules, which may make it easier for unions to organize. If our employees become represented by an employee union or become subject to a collective bargaining agreement, it may make it more difficult for us to manage our business and to attract and retain new employees and may increase our cost of doing business. Having our employees become represented by an employee union, having a collective bargaining agreement or having additional requirements related to our employees imposed on us could result in work stoppages and higher employee costs and could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows and could impair our ability to continue current operations.

If our allowance for losses and liability for estimated losses on third-party lender-owned consumer loans is not adequate to absorb losses or if we do not successfully manage our credit risk for our unsecured loans or financings, our business, prospects, results of operations, financial condition and cash flows may be adversely affected.

As more fully described under Note 1 to our consolidated financial statements for the year ended December 31, 2017 included in Part II, Item 8, Financial Statements and Supplementary Data in this report, we utilize a variety of underwriting criteria, monitor the performance of our loan portfolios and maintain either an allowance or liability for estimated losses on loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the receivables portfolio and expected losses from loans guaranteed under the CSO programs. The allowance deducted from the carrying value of consumer loans was $123.0 million at December 31, 2017, and the liability for estimated losses on third-party lender-owned consumer loans was $2.3 million at December 31, 2017. These reserves are estimates, and if actual loan losses or losses on our receivables purchase agreements are materially greater than our reserves, our results of operations and financial condition could be adversely affected. In addition, if we do not successfully manage credit risk for our unsecured loans and receivables purchase agreements through our underwriting, we could incur substantial credit losses due to customers being unable to repay their loans or financings. Any failure to manage credit risk could materially adversely affect our business, prospects, results of operations, financial condition and cash flows.

We are subject to impairment risk.

At December 31, 2017, we had goodwill totaling $267.0 million on our consolidated balance sheets, all of which represents assets capitalized in connection with acquisitions and business combinations. Accounting for goodwill requires significant management estimates and judgment. Events may occur in the future, and we may not realize the value of our goodwill. Management performs periodic reviews of the carrying values of our goodwill to determine whether events and circumstances indicate that impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill or an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the goodwill or intangible asset would occur, resulting in a non-cash charge, which could adversely affect our results of operations and could also lead to our inability to comply with certain covenants in our financing documents, which could cause a default under those agreements.

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

Anti–Money Laundering Laws. We are also subject to anti-money laundering laws and related compliance obligations in the United States and other jurisdictions in which we do business. In the United States, the USA PATRIOT Act and the Bank Secrecy Act require us to maintain an anti-money laundering compliance program covering certain of our business activities. The program must include: (1) the development of internal policies, procedures and controls; (2) designation of a compliance officer; (3) an ongoing employee training program; and (4) an independent audit function to test the program. Furthermore, certain of our subsidiaries are registered as money services businesses with the Treasury Department and must re-register with the Financial Crimes Enforcement Network (“FinCEN”) at least every two years. If we are not in compliance with U.S. or other anti-money laundering laws, we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse effect on our business, results of operations, financial condition and cash flows. Any investigation of any potential violations of anti-money laundering laws by U.S. or international authorities could harm our reputation and could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows. In the United Kingdom, we are also subject to specific anti-money laundering and counter terrorist financing requirements that require us to develop and maintain anti-money laundering and counter terrorist financing policies and procedures, including reporting suspicious activity to the National Crime Agency pursuant to the Proceeds of Crime Act

2002 and the Terrorism Act 2000. On June 26, 2017, the European Union’s Fourth Anti-Money Laundering Directive came into force, with an emphasis on employing a risk-based approach to money laundering.

Economic Sanctions Laws. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. In particular, the United States prohibits U.S. persons from engaging with individuals and entities identified as “Specially Designated Nationals,” such as terrorists and narcotics traffickers. These prohibitions are administered by the Treasury Department’s Office of Foreign Assets Control (“OFAC”). OFAC rules prohibit U.S. persons from engaging in financial transactions with or relating to the prohibited individual, entity or country, require the blocking of assets in which the individual, entity or country has an interest. Blocked assets (e.g., property or bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Other countries in which we operate also maintain economic and financial sanctions regimes. In the event that we believe, or have reason to believe, that our employees, agents or intermediaries have or may have violated applicable laws or regulations, we may be required to investigate or have a third party investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. If we are not in compliance with OFAC regulations and other economic and financial sanctions regulations, we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse effect on our business, prospects, results of operations, financial condition and cash flows. Any investigation of any potential violations of OFAC regulations or other economic sanctions by U.S. or foreign authorities could harm our reputation and could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

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

We have many competitors. Our principal competitors are consumer loan and finance companies, CSOs, online lenders, credit card companies, consumer finance companies, pawnshops and other financial institutions that offer similar financial services. Many other financial institutions or other businesses that do not now offer products or services directed toward our traditional customer base, many of whom may be much larger than us, could begin doing so. Significant increases in the number and size of competitors for our business could result in a decrease in the number of loans that we fund, resulting in lower levels of revenue and earnings in these categories.

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

We are subject to the risk of unexpected changes in foreign currency exchange rates by virtue of our loans to residents of Brazil and the United Kingdom. In 2017, 15.9% of our total revenue was derived from our international operations. Our results of operations and certain of our intercompany balances associated with our Brazil and United Kingdom businesses are denominated in their respective currencies and are, as a result, exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, gross profit and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances.

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

Our servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, including denial-of-service attacks. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach of our systems or by persons with whom we have commercial relationships that result in the unauthorized release of consumers’ personal information or businesses’ proprietary information, could damage our reputation and expose us to a risk of loss or litigation and possible liability. In addition, many of the third parties who provide products, services or support to us could also experience any of the above cyber risks or security breaches, which could impact our customers and our business and could result in a loss of customers, suppliers or revenue.

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

Our paid search activities may not produce (and in the past have not always produced) the desired results. Internet search engines often revise their methodologies, which could adversely affect our organic rankings or paid search results, resulting in a decline in our new customer growth or existing customer retention, difficulty for our customers in using our web and mobile sites, more successful organic rankings, paid search results or tactical execution efforts for our competitors than for us, a slowdown in overall growth in our customer base and the loss of existing customers, and higher costs for acquiring returning customers, which could adversely impact our business. In addition, search engines could implement policies that restrict the ability of consumer finance companies such as us to advertise their services and products, which could preclude companies in our industry from appearing in a favorable location or any location in the organic rankings or paid search results when certain search terms are used by the consumer. For example, in 2016, Google implemented a new policy that prohibits lenders, lead providers and affiliates from advertising certain financial products on Google AdWords. Advertisements for personal loans which require repayment within 60 days, or U.S. loans with an APR of 36 percent or more, are no longer allowed on Google paid search advertising. In addition, Google requires that advertisements for personal loans contain or link to information about the features, fees, risks and benefits of the advertised loan product.

Our online marketing efforts are also susceptible to actions by third parties that could negatively impact our search results. Our sites have experienced meaningful fluctuations in organic rankings and paid search results in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of consumers or small businesses directed to our web and mobile sites could harm our business and operating results.

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

We have invested heavily in promoting our brands, including our website addresses. The Internet Corporation for Assigned Names and Numbers, the entity responsible for administering internet protocol addresses, has introduced additional new domain name suffixes in different formats, many of which may be more attractive than the formats held by us and which may allow the entrance of new competitors at limited cost. It may also permit other operators to register websites with addresses similar to ours, causing customer confusion and dilution of our brands, which could materially adversely affect our business, prospects, results of operations, financial condition and cash flows. Any defensive domain registration strategy or attempts to protect our trademarks or brands could become a large and recurring expense and may not be successful.

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

On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act makes changes to the corporate tax rate, business-related deductions, among others, that will generally be effective for taxable years beginning after December 31, 2017. We are continuing to evaluate the Tax Act and its requirements, as well as its application to our business and its impact on our effective tax rate. At this stage, it is unclear how many U.S. states will incorporate these federal law changes, or portions thereof, into their tax codes. Overall, the impact of U.S. tax reform should reduce our effective tax rate; however, additional guidance or interpretations of the Tax Act could negatively impact our financial results.

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

Risks Related to the Spin-Off

Enova International, Inc. was formed on September 7, 2011. Prior to November 13, 2014, we were a wholly-owned subsidiary of Cash America. Since 2011, we have owned all of the assets and incurred all of the liabilities related to Cash America’s e-commerce business, with some limited exceptions, in which case such assets were transferred to us and such liabilities were assumed by us pursuant to a separation and distribution agreement upon completion of a tax-free spin-off (the “Spin-off”), which occurred on November 13, 2014. Following the Spin-off, we became an independent, publicly traded company, and our shares of common stock are listed on the New York Stock Exchange under the symbol “ENVA.” On September 1, 2016, Cash America merged with First Cash Financial Services, Inc. and is now known as FirstCash, Inc. (“First Cash”).

.In connection with our Spin-off from Cash America, we and Cash America (and our successors) agreed to indemnify each other for certain liabilities. If we are required to act on our indemnities, we may need to divert cash to meet those obligations, and Cash America’s (or its successors) indemnity could be insufficient or Cash America (or its successors) could be unable to satisfy its indemnification obligations.

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

As of December 31, 2017 we had approximately $788.5 million of total debt outstanding. Interest expense on our indebtedness totaled $75.8 million during the year ended December 31, 2017. Our level of debt could have important consequences to our stockholders, including:

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

The agreements governing our indebtedness (including the indenture governing the 2021 Senior Notes, 2024 Senior Notes and the 2017 Credit Agreement, as defined under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of this report) contain various restrictive covenants and, in the case of the 2017 Credit Agreement, require that we maintain certain financial ratios that impose operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interests. These restrictive covenants, among other things, restrict our ability to:

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

Any failure to comply with any of these financial and other affirmative and negative covenants could constitute an event of default under our debt agreements, entitling the lenders to, among other things, terminate future credit availability under our 2017 Credit Agreement, and/or increase the interest rate on outstanding debt, and/or accelerate the maturity of outstanding obligations under our debt agreements. Any such default could materially adversely affect our business, prospects, results of operations, financial condition and cash flows and could impair our ability to continue current operations. See “Management’s Discussion and Analysis of Financial

Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of this report for additional information concerning our indebtedness.

We may not be able to generate sufficient cash to service our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations will depend on our financial condition and operating performance and our ability to enter into other debt financings, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory, capital markets and other factors beyond our control. We might not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. For information regarding the risks to our business that could impair our ability to satisfy our obligations under our indebtedness, see “Risk Factors—Risks Related to Our Business and Industry.” If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. If we cannot make scheduled payments on our debt, we will be in default, and lenders could declare all outstanding principal and interest to be due and payable, the lenders under our 2017 Credit Agreement could terminate their commitments to loan money and we could be forced into bankruptcy or liquidation. The agreements governing our indebtedness restrict our ability to dispose of assets and use the proceeds from those dispositions and also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial condition, liquidity, results of operations and cash flows and our ability to satisfy our obligations under our indebtedness.

Changes in our financial condition or a potential disruption in the capital markets could reduce available capital.

If funds are not available from our operations and any excess cash or from our 2017 Credit Agreement, we will be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. We also expect to periodically access the debt capital markets to obtain capital to finance growth. Efficient access to the debt capital markets will be critical to our ongoing financial success; however, our future access to the debt capital markets could become restricted due to a variety of factors, including a deterioration of our earnings, cash flows, balance sheet quality, or overall business or industry prospects, adverse regulatory changes, a disruption to or deterioration in the state of the capital markets or a negative bias toward our industry by market participants. Disruptions and volatility in the capital markets may cause banks and other credit providers to restrict availability of new credit. Due to the negative bias toward our industry, commercial banks and other lenders have restricted access to available credit to participants in our industry, and we may have more limited access to commercial bank lending than other businesses. Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, and a potential disruption in the capital markets may adversely affect our efforts to arrange additional financing on terms that are satisfactory to us, if at all. If adequate funds are not available, or are not available on acceptable terms, we may not have sufficient liquidity to fund our operations, make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges and this, in turn, could adversely affect our ability to advance our strategic plans. Additionally, if the capital and credit markets experience volatility, and the availability of funds is limited, third parties with whom we do business may incur increased costs or business disruption and this could adversely affect our business relationships with such third parties.

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

We do not anticipate paying any dividends on our common stock in the foreseeable future. Any declaration and payment of future dividends to holders of our common stock may be limited by the provisions of the Delaware General Corporation Law (“DGCL”) and are limited by the terms of the 2017 Credit Agreement, 2021 Senior Notes and 2024 Senior Notes. The future payment of dividends, if permitted by our 2017 Credit Agreement and the indentures governing the 2021 Senior Notes and 2024 Senior Notes, will be at the sole discretion of our Board of Directors and will depend on many factors, including our earnings, capital requirements, financial condition, and other considerations that our Board of Directors deem relevant. As a result, to receive any income or realize a return on their investment, our stockholders will need to sell their shares of common stock.

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

We lease our corporate headquarters, which is located in Chicago, Illinois. We also maintain a leased office in Gurnee, Illinois for one of our call center operations, a leased office in Blue Ash, Ohio for The Business Backer operations, and leased office space in London, United Kingdom for our U.K. operations and São Paulo, Brazil for our Brazil operations. We believe that our leased facilities are adequate to support our operations and that, as needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

On March 8, 2013, Flemming Kristensen, on behalf of himself and others similarly situated, filed a purported class action lawsuit in the U.S. District Court of Nevada against us and other unaffiliated lenders and lead providers. The lawsuit alleges that the lead provider defendants sent unauthorized text messages to consumers on behalf of us and the other lender defendants in violation of the Telephone Consumer Protection Act. The complaint seeks class certification. On March 26, 2014, the Court granted class certification. On July 20, 2015, the court granted our motion for summary judgment, denied Plaintiff’s motion for summary judgment and, on July 21, 2015, entered judgment in favor of us. Plaintiff filed a motion for reconsideration, which was denied. On May 3, 2016, Plaintiff filed a notice of appeal of the order granting summary judgment for us, the judgment in favor of us, and the order denying Plaintiff’s motion to reconsider. On January 10, 2018, the Ninth Circuit filed an opinion affirming the district court's entry of summary judgment for us and the other defendants. The plaintiff has 90 days from the date of the opinion (until April 10, 2018) to petition the United States Supreme Court to review the matter. Neither the likelihood of an unfavorable appellate decision nor the ultimate liability, if any, with respect to this matter can be determined at this time, and we are currently unable to estimate a range of reasonably possible losses, as defined by Accounting Standards Codification 450-20-20, Contingencies–Loss Contingencies–Glossary, for this litigation. We believe that the plaintiff’s claims in the complaint are without merit and intend to vigorously defend this lawsuit.

We are also involved in certain routine legal proceedings, claims and litigation matters encountered in the ordinary course of our business. Certain of these matters may be covered to an extent by insurance or by indemnification agreements with third parties. We have recorded accruals in our financial statements for those matters in which it is probable that we have incurred a loss and the amount of the loss, or range of loss, can be reasonably estimated. In the opinion of management, the resolution of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

The principal market for our common stock is the New York Stock Exchange (“NYSE”). The following table sets forth the high and low intra-day sales prices per share for our common stock on the NYSE.

	2017		2016
	High	Low	High	Low
First Quarter	$15.40	$12.55	$7.13	$4.64
Second Quarter	15.50	13.00	9.54	5.43
Third Quarter	16.80	11.15	10.44	6.47
Fourth Quarter	16.25	12.70	13.90	8.68

Stockholders

There were 332 registered stockholders of record of Enova common stock as of February 22, 2018.

Dividends

We do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain our future earnings for use in the operation and expansion of our business. The declaration and amount of any future dividends, however, will be determined by our Board of Directors and will depend on our financial condition, earnings and capital requirements, covenants associated with our debt obligations and any other factors that our Board of Directors believes are relevant. There can be no assurance, however, that we will pay any cash dividends on our common stock in the future. In addition, the terms of the indentures governing the 2021 Senior Notes and 2024 Senior Notes and our 2017 Credit Agreement limit our ability to pay future dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of this report.

Performance Graph

The following graph shows a comparison of the cumulative total shareholder return for our common stock to the total shareholder return for the S&P SmallCap 600® Index and with our peer group from November 13, 2014 (the date our common stock began trading on the NYSE) through December 31, 2017. This data assumes an investment of $100 in each of our common stock and the two indices on November 13, 2014 and that all dividends were reinvested. Our peer group index is comprised of CBOE Holdings, Inc., CoreLogic, Inc., CoStar Group Inc., EZCORP, Inc., Fair Isaac Corporation, Green Dot Corporation, Investment Technology Group Inc., Liquidity Services, Inc., Nelnet, Inc., OneMain Holdings, Inc., Regional Management Corp., Shutterfly, Inc., SS&C Technologies Holdings, Inc., TripAdvisor Inc. and World Acceptance Corp.

Unregistered Sales of Equity Securities

We did not sell any unregistered securities during the three years ended December 31, 2017.

Issuer Purchases of Equity Securities

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b) (in thousands)
October 1 – October 31, 2017	150,915	$14.04	150,915	$21,804.00
November 1 – November 30, 2017	13,367	13.95	5,000	21,732
December 1 – December 31, 2017	43,779	15.02	18,525	21,454
Total	208,061	$14.24	174,440	$21,454

(a)

Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 8,367 and 25,254 shares for the months of November and December, respectively. See Note 12 in the Notes to Consolidated Financial Statements for additional details on the Company’s stock-based compensation plans.

(b)

On September 15, 2017, the Company announced the Board of Directors had authorized a share repurchase program for the repurchase of up to $25.0 million of the Company’s common stock through December 31, 2019 (the “September 2017

Authorization”). All share repurchases made under the September 2017 Authorization have been through open market transactions.

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share)	Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of Income Data:
Revenue	$843,741	$745,569	$652,600	$809,837	$765,323
Cost of Revenue	396,632	327,966	216,858	266,787	315,052
Gross Profit	447,109	417,603	435,742	543,050	450,271
Expenses
Marketing	101,429	97,404	116,882	127,862	135,336
Operations and technology	95,155	85,202	74,012	73,573	70,776
General and administrative	101,723	97,956	102,073	107,875	84,420
Depreciation and amortization	14,388	15,564	18,388	18,732	17,143
Total Expenses	312,695	296,126	311,355	328,042	307,675
Income from Operations	134,414	121,477	124,387	215,008	142,596
Interest expense, net	(74,003)	(65,603)	(52,883)	(38,474)	(19,788)
Foreign currency transaction income (loss), net	384	1,562	(985)	(35)	(1,176)
Loss on early extinguishment of debt	(22,895)	—	—	—	—
Income before Income Taxes	37,900	57,436	70,519	176,499	121,632
Provision for income taxes	8,660	22,834	26,527	64,828	43,594
Net Income	$29,240	$34,602	$43,992	$111,671	$78,038
Earnings Per Share:
Earnings per common share:
Basic	$0.87	$1.04	$1.33	$3.38	$2.36
Diluted	$0.86	$1.03	$1.33	$3.38	$2.36
Dividends declared per common share	$—	$—	$—	$3.71	$—
Weighted average common shares outstanding:
Basic	33,523	33,192	33,006	33,000	33,000
Diluted	34,132	33,462	33,026	33,008	33,000
Other Financial Data:
Adjusted EBITDA (a)	$157,751	$142,263	$155,675	$235,819	$162,489
Capital expenditures	$16,528	$14,396	$32,241	$13,284	$14,872
Gross profit margin	53.0%	56.0%	66.8%	67.1%	58.8%
Adjusted EBITDA margin (a)	18.7%	19.1%	23.9%	29.1%	21.2%
Domestic revenue	$709,537	$622,991	$510,242	$474,715	$395,549
International revenue	$134,204	$122,578	$142,358	$335,122	$369,774
Number of employees (at period end)	1,109	1,099	1,132	1,151	1,027
Balance Sheet Data (at period end):
Cash and cash equivalents	$68,684	$39,934	$42,066	$75,106	$47,480
Loans and finance receivables, net	704,705	561,550	434,633	323,611	303,467
Total assets	1,159,460	977,879	840,537	721,315	661,238
Long-term debt	788,542	649,911	541,909	480,726	424,133
Total stockholders' equity	281,687	241,699	205,968	153,984	173,048
Other Operating Data:
Combined loans and finance receivables, gross
Short-term loans (b)	$102,547	$89,097	$83,944	$92,561	$122,165
Line of credit accounts	170,068	144,183	100,855	118,680	125,802
Installment loans and RPAs (b)	589,268	459,414	351,279	213,588	179,230
Total combined loans and finance receivables, gross (b)	$861,883	$692,694	$536,078	$424,829	$427,197
Combined loan and finance receivable originations
Short-term loans	$1,127,790	$1,115,891	$1,178,359	$1,303,231	$1,846,024
Line of credit accounts	301,255	318,385	237,325	439,562	311,649
Installment loans and RPAs	712,002	622,877	516,953	461,432	438,405
Total combined originations	$2,141,047	$2,057,153	$1,932,637	$2,204,225	$2,596,078

(a)

The table below shows a reconciliation of Adjusted EBITDA, a non-GAAP measure, to Net Income and Adjusted EBITDA as a percentage of total revenue, which is Adjusted EBITDA margin (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Net Income	$29,240	$34,602	$43,992	$111,671	$78,038
Depreciation and amortization expenses	14,388	15,564	18,388	18,732	17,143
Interest expense, net	74,003	65,603	52,883	38,474	19,788
Foreign currency transaction (gain) loss, net	(384)	(1,562)	985	35	1,176
Provision for income taxes	8,660	22,834	26,527	64,828	43,594
Stock-based compensation expense	11,307	8,522	9,630	664	250
Adjustments:
Loss on early extinguishment of debt(1)	22,895	—	—	—	—
Acquisition related costs(2)	(2,358)	(3,300)	—	—	—
Lease termination and relocation costs(3)	—	—	3,270	1,415	—
Regulatory Penalty (4)	—	—	—	—	2,500
Adjusted EBITDA	$157,751	$142,263	$155,675	$235,819	$162,489
Adjusted EBITDA margin calculated as follows:
Total Revenue	843,741	745,569	652,600	809,837	765,323
Adjusted EBITDA	157,751	142,263	155,675	235,819	162,489
Adjusted EBITDA as a percentage of total revenue	18.7%	19.1%	23.9%	29.1%	21.2%

(1)

For the year ended December 31, 2017, the Company recorded $22.9 million ($17.7 million net of tax) losses on early extinguishment of debt related to the repurchase of $155.0 million principal amount of senior notes and the redemption of $160.9 million of securitization notes.

(2)

For the years ended December 31, 2017 and 2016, the Company recorded a $2.4 million ($1.8 million net of tax) and a $3.3 million ($2.0 million net of tax) fair value adjustment to contingent consideration, respectively, related to a prior year acquisition.

(3)

In May 2015, the Company relocated its headquarters and as a result incurred $3.3 million of facility cease-use charges ($2.1 million net of tax) consisting of remaining lease obligations and disposal costs on its prior headquarters. In June 2014 the Company incurred $1.4 million ($0.9 million net of tax) of early lease termination charges on our prior headquarters.

(4)	For the year ended December 31, 2013, represents the amount paid in connection with the Regulatory Penalty, which is nondeductible for tax purposes.
(b)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Disclosure—Combined Consumer Loans” in Part II, Item 7 of this report for additional information about combined consumer loans. The table below shows combined consumer loan balances, a non-GAAP measure, which is composed of Company-owned consumer loan balances as reported on our consolidated balance sheets and consumer loans originated by third party lenders through the CSO programs that are not included in our financial statements but are disclosures required by GAAP (in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Short-term loan balances, gross:
Company owned	$73,672	$63,005	$58,793	$56,298	$80,753
Guaranteed by the Company	28,875	26,092	25,151	36,263	41,412
Combined	$102,547	$89,097	$83,944	$92,561	$122,165
Installment loan and finance receivable balances, gross:
Company owned	$584,009	$453,307	$342,307	$213,581	$179,230
Guaranteed by the Company	5,259	6,107	8,972	7	—
Combined	$589,268	$459,414	$351,279	$213,588	$179,230
Total loan and finance receivable balances, gross:
Company owned	$827,749	$660,495	$501,955	$388,559	$385,785
Guaranteed by the Company	34,134	32,199	34,123	36,270	41,412
Combined	$861,883	$692,694	$536,078	$424,829	$427,197

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT REGULATORY DEVELOPMENTS

Consumer Financial Protection Bureau

On October 6, 2017, the CFPB issued its final rule on payday and certain high-cost installment loans, which would cover some of the loans we offer. The rule requires that lenders who make short-term loans and longer-term loans with balloon payments reasonably determine consumers’ ability to repay the loans according to their terms before issuing the loans. The rule also introduces new limitations on repayment processes for those lenders as well as lenders of other longer-term loans with an annual percentage rate greater than 36 percent that include an ACH authorization or similar payment provision. If a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. For loans covered by the rule, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed payment attempts. The rule will apply to loan contracts entered into beginning in mid-2019. However, under the Congressional Review Act, Congress has 60 legislative days after publication of the rule in the Federal Register (which occurred on November 17, 2017) to overturn it by a majority vote in both Houses of Congress. On January 16, 2018, the CFPB issued a statement that it intends to engage in a rulemaking process to reconsider the Final Rule. We do not currently know which portions of the Final Rule will be subject to reconsideration or the nature and extent of the final rule that the CFPB will adopt. It is also likely that there will be legal challenges to the final rule if it does not change before it goes into effect.

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Acts was enacted into law. The new tax legislation contains several key tax provisions including the reduction of the corporate income tax rate to 21% effective January 1, 2018 as well as a variety of other changes including the acceleration of expensing of certain business assets and reductions in the amount of executive pay that could qualify as a tax deduction. We have recorded an estimated net tax benefit of $7.5 million from the remeasurement of deferred tax assets and liabilities at lower enacted corporate tax rates. ASC 740, Income Taxes (“ASC 740”) requires us to recognize the effect of the tax law changes in the period of enactment. Adjustments to deferred tax expense could arise when deferred taxes are trued-up to the amounts reported on the tax returns through the return-to-provision process. In addition, the legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury Department and Internal Revenue Service (“IRS”), any of which could affect the estimates included in the provision.  In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. If any adjustment is required, it will be reflected as an additional expense or benefit in the 2018 financial statements, as allowed by SEC Staff Accounting Bulletin No. 118.

BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Enova International, Inc. was formed on September 7, 2011. Prior to November 13, 2014, we were a wholly-owned subsidiary of Cash America. Since 2011, we have owned all of the assets and incurred all of the liabilities related to Cash America’s e-commerce business, with some limited exceptions, in which case such assets were transferred to us and such liabilities were assumed by us pursuant to a separation and distribution agreement upon completion of a tax-free spin-off (the “Spin-off”), which occurred on November 13, 2014. Following the Spin-off, we became an independent, publicly traded company, and our shares of common stock are listed on the New York Stock Exchange under the symbol “ENVA.” On September 1, 2016, Cash America merged with First Cash Financial Services, Inc. and is now known as FirstCash, Inc. (“First Cash”).

As of December 31, 2017, Enova offered, arranged or purchased consumer and small business loans and receivables purchase agreements (collectively referred to as “loans and finance receivables” throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations) through a number of its subsidiaries to customers in all 50 states and Washington D.C. in the United States, United Kingdom and Brazil.

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

Revenue Recognition

We recognize revenue based on the financing products and services we offer and on loans we acquire. “Revenue” in the consolidated statements of income includes: interest income, finance charges, fees for services provided through the CSO programs (“CSO fees”), revenue on RPAs, draw fees, minimum billing fees, late fees and nonsufficient funds fees as permitted by applicable laws and pursuant to the agreement with the borrower. For short-term loans that we offer, interest and finance charges are recognized on an effective yield basis over the term of the loan. For line of credit accounts, interest is recognized over the reporting period based upon the balance outstanding and the contractual interest rate, draw fees are recognized on an effective yield basis over the estimated outstanding period of the draw, and minimum billing fees are recognized when assessed to the customer. For installment loans, interest is recognized on an effective yield basis over the term of the loan. For RPAs, revenue is recognized on an effective yield basis over the projected delivery term of the agreements and fees are recognized when assessed. CSO fees are recognized on an effective yield basis over the term of the loan. Late and nonsufficient funds fees are recognized when assessed to the customer. Direct costs associated with originating loans or RPAs and purchasing installment loans, such as third-party customer acquisition costs or purchase premiums, are deferred and amortized against revenue on an effective yield basis over the term of the loan or the projected delivery term of the finance receivable. Unpaid and accrued interest and fees and unamortized deferred origination costs are included in “loans and finance receivables, net” in the consolidated balance sheets.

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

Allowance and Liability for Estimated Losses on Loans and Finance Receivables

We monitor the performance of our loan and finance receivable portfolios and maintain either an allowance or liability for estimated losses on loans and finance receivables (including revenue, fees and/or interest) at a level estimated to be adequate to absorb losses inherent in the portfolio. The allowance for losses on our owned loans and finance receivables reduces the outstanding loans and finance receivables balance in the consolidated balance sheets. The liability for estimated losses related to loans guaranteed under the CSO programs is initially recorded at fair value and is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

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

The allowance or liability for short-term loans classified as current is based on historical loss rates adjusted for recent default trends for current loans. For delinquent short-term loans, the allowance or liability is based on a six month rolling average of loss rates by stage of collection. For line of credit account, installment loan and RPA portfolios, we generally use either a migration analysis or roll-rate based methodology to estimate losses inherent in the portfolio. The allowance or liability calculation under the migration analysis and roll-rate methodology is based on historical charge-off experience and the loss emergence period, which represents the average amount of time between the first occurrence of a loss event and the charge-off of a loan or RPA. The factors we consider to assess the adequacy of the allowance or liability include past due performance, historical behavior of monthly vintages, underwriting changes, delinquency status, payment history and recency factors.

We fully reserve for loans and finance receivables once the receivable or a portion of the receivable has been classified as delinquent for 60 consecutive days and generally charge-off loans and finance receivables between 60 – 65 days delinquent. If a loan or finance receivable is deemed uncollectible before it is fully reserved, it is charged off at that point. Loans and finance receivables classified as delinquent generally have an age of one to 64 days from the date any portion of the loan became delinquent, as defined above. Recoveries on loans and finance receivables previously charged to the allowance are credited to the allowance when collected.

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

We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In assessing the qualitative factors, we consider relevant events and circumstances including but not limited to macroeconomic conditions, industry and market environment, our overall financial performance, cash flow from operating activities, market capitalization and stock price. If we determine that the two-step quantitative impairment test is required, we use the income approach to complete our annual goodwill assessment. The income approach uses future cash flows and estimated terminal values that are discounted using a market participant perspective to determine the fair value, which is then compared to the carrying value to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. We completed our annual assessment of goodwill as of June 30, 2017 based on qualitative factors and determined that the fair value of our goodwill exceeded carrying value, and, as a result, no impairment existed at that date. A 10% decrease in the estimated fair value for the June 2017 assessment would not have resulted in a goodwill impairment. Although no goodwill impairment was noted, there can be no assurances that future goodwill impairments will not occur.

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

Marketing Expenses

Marketing expenses consist of digital costs, lead purchase costs and offline marketing costs such as television and direct mail advertising. Marketing costs directly related to loan and RPA originations are deferred and amortized against revenue. Marketing costs not directly resulting in loan and RPA originations are expensed as incurred. The production costs associated with offline marketing are expensed as incurred.

In 2015 and 2016, we also had an agreement with an independent third party pursuant to which we paid a portion of the net revenue received from the customers referred to us by such third party. These referral fees were included in “Marketing” in the consolidated statements of income.

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

Income Taxes

We account for income taxes under ASC 740. As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax expense together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities and are included within the consolidated balance sheets. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. An expense or benefit is included within the tax provision in the statement of operations for any increase or decrease in the valuation allowance for a given period.

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

Recent Accounting Pronouncements

See Note 1 in the Notes to the Audited Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” in this report for a discussion of recent accounting pronouncements.

RESULTS OF OPERATIONS

HIGHLIGHTS

Our financial results for the year ended December 31, 2017 (“2017”) are summarized below.

•

Consolidated total revenue increased $98.1 million, or 13.2%, to $843.7 million in 2017 compared to $745.6 million in the year ended December 31, 2016 (“2016”). An $86.5 million, or 13.9%, increase in domestic revenue to $709.5 million in 2017 from $623.0 million for 2016 and an $11.6 million, or 9.5%, increase in international revenue to $134.2 million in 2017 from $122.6 million in 2016 both contributed to the total increase.

•	Consolidated gross profit increased $29.5 million, or 7.1%, to $447.1 million in 2017 compared to $417.6 million in 2016.
•	Consolidated income from operations increased $12.9 million, or 10.6%, to $134.4 million in 2017, compared to $121.5 million in 2016.
•	Consolidated net income was $29.2 million in 2017, compared to $34.6 million in 2016. Consolidated diluted earnings per share were $0.86 in 2017 compared to $1.03 in 2016.

OVERVIEW

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Revenue
Loans and finance receivables revenue	$842,851	$744,092	$650,921
Other	890	1,477	1,679
Total Revenue	843,741	745,569	652,600
Cost of Revenue	396,632	327,966	216,858
Gross Profit	447,109	417,603	435,742
Expenses
Marketing	101,429	97,404	116,882
Operations and technology	95,155	85,202	74,012
General and administrative	101,723	97,956	102,073
Depreciation and amortization	14,388	15,564	18,388
Total Expenses	312,695	296,126	311,355
Income from Operations	134,414	121,477	124,387
Interest expense, net	(74,003)	(65,603)	(52,883)
Foreign currency transaction gain (loss), net	384	1,562	(985)
Loss on early extinguishment of debt	(22,895)	—	—
Income before Income Taxes	37,900	57,436	70,519
Provision for income taxes	8,660	22,834	26,527
Net Income	$29,240	$34,602	$43,992
Diluted earnings per share	$0.86	$1.03	$1.33
Revenue
Loans and finance receivables revenue	99.9%	99.8%	99.7%
Other	0.1	0.2	0.3
Total Revenue	100.0	100.0	100.0
Cost of Revenue	47.0	44.0	33.2
Gross Profit	53.0	56.0	66.8
Expenses
Marketing	12.0	13.1	17.9
Operations and technology	11.3	11.4	11.4
General and administrative	12.1	13.1	15.6
Depreciation and amortization	1.7	2.1	2.8
Total Expenses	37.1	39.7	47.7
Income from Operations	15.9	16.3	19.1
Interest expense, net	(8.7)	(8.8)	(8.1)
Foreign currency transaction gain (loss), net	0.0	0.2	(0.2)
Loss on early extinguishment of debt	(2.7)	0.0	0.0
Income before Income Taxes	4.5	7.7	10.8
Provision for income taxes	1.0	3.1	4.1
Net Income	3.5%	4.6%	6.7%

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

Adjusted Earnings Measures

In addition to reporting financial results in accordance with GAAP, we have provided adjusted earnings and adjusted earnings per share (collectively, the “Adjusted Earnings Measures”), which are non-GAAP measures. We believe that the presentation of these measures provides investors with greater transparency and facilitates comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments and amortization methods, which provides a more complete understanding of our financial performance, competitive position and prospects for the future. We also believe that investors regularly rely on non-GAAP financial measures, such as the Adjusted Earnings Measures, to assess operating performance and that such measures may highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. In addition, we believe that the adjustments shown below are useful to investors in order to allow them to compare our financial results during the periods shown without the effect of each of these income or expense items.

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Net Income	$29,240	$34,602	$43,992
Adjustments:
Loss on early extinguishment of debt(a)	22,895	—	—
Acquisition related costs(b)	(2,358)	(3,300)	—
Lease termination and relocation costs(c)	—	—	3,270
Intangible asset amortization	1,080	1,137	494
Stock-based compensation expense	11,307	8,522	9,630
Foreign currency transaction (gain) loss, net	(384)	(1,562)	985
Cumulative tax effect of adjustments	(7,435)	(1,907)	(5,373)
Impact of U.S. Tax Cuts and Jobs Act(d)	(7,452)	—	—
Adjusted earnings	$46,893	$37,492	$52,998

Diluted earnings per share	$0.86	$1.03	$1.33
Adjustments:
Loss on early extinguishment of debt(a)	0.67	—	—
Acquisition related costs(b)	(0.07)	(0.10)	—
Lease termination and relocation costs(c)	—	—	0.10
Intangible asset amortization	0.03	0.04	0.01
Stock-based compensation expense	0.33	0.26	0.29
Foreign currency transaction (gain) loss, net	(0.01)	(0.05)	0.03
Cumulative tax effect of adjustments	(0.22)	(0.06)	(0.16)
Impact of U.S. Tax Cuts and Jobs Act(d)	(0.22)	—	—
Adjusted earnings per share	$1.37	$1.12	$1.60

(a)

For the year ended December 31, 2017, we recorded $22.9 million ($17.7 million net of tax) losses on early extinguishment of debt related to the repurchase of $155.0 million principal amount of senior notes and the redemption of $160.9 million of securitization notes.

(b)

For the years ended December 31, 2017 and 2016, we recorded a $2.4 million ($1.8 million net of tax) and a $3.3 million ($2.0 million net of tax) fair value adjustment to contingent consideration, respectively, related to a prior year acquisition.

(c)

In May 2015, we relocated our headquarters and as a result incurred $3.3 million of facility cease-use charges ($2.1 million net of tax) consisting of remaining lease obligations and disposal costs on its prior headquarters.

(d)	In the fourth quarter of 2017, the Company recorded a one-time estimated $7.5 million income tax benefit from the U.S. Tax Cuts and Jobs Act

Adjusted EBITDA

The table below shows Adjusted EBITDA, which is a non-GAAP measure that we define as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, taxes and stock-based compensation expense. We believe Adjusted EBITDA is used by investors to analyze operating performance and evaluate our ability to incur and service debt and our capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess our estimated enterprise value. In addition, we believe that the adjustments for loss on early extinguishment of debt, acquisition-related costs and the lease termination and relocation costs shown below are useful to investors in order to allow them to compare our financial results during the periods shown without the effect of the income or expense items. The computation of Adjusted EBITDA as presented below may differ from the computation of similarly-titled measures provided by other companies (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Net Income	$29,240	$34,602	$43,992
Depreciation and amortization expenses	14,388	15,564	18,388
Interest expense, net	74,003	65,603	52,883
Foreign currency transaction (gain) loss, net	(384)	(1,562)	985
Provision for income taxes	8,660	22,834	26,527
Stock-based compensation expense	11,307	8,522	9,630
Adjustments:
Loss on early extinguishment of debt(a)	22,895	—	—
Acquisition related costs(b)	(2,358)	(3,300)	—
Lease termination and relocation costs(c)	—	—	3,270
Adjusted EBITDA	$157,751	$142,263	$155,675

Adjusted EBITDA margin calculated as follows:
Total Revenue	843,741	745,569	652,600
Adjusted EBITDA	157,751	142,263	155,675
Adjusted EBITDA as a percentage of total revenue	18.7%	19.1%	23.9%

(a)

For the year ended December 31, 2017, we recorded $22.9 million ($17.7 million net of tax) losses on early extinguishment of debt related to the repurchase of $155.0 million principal amount of senior notes and the redemption of $160.9 million of securitization notes.

(b)

For the years ended December 31, 2017 and 2016, we recorded a $2.4 million ($1.8 million net of tax) and a $3.3 million ($2.0 million net of tax) fair value adjustment to contingent consideration, respectively, related to a prior year acquisition.

(c)

In May 2015, we relocated our headquarters and as a result incurred $3.3 million of facility cease-use charges ($2.1 million net of tax) consisting of remaining lease obligations and disposal costs on its prior headquarters. In June 2014 we incurred $1.4 million ($0.9 million net of tax) of early lease termination charges on our prior headquarters.

Constant Currency Basis

In addition to reporting financial results in accordance with GAAP, we have provided certain other non-GAAP financial information on a constant currency basis. We currently operate in the United Kingdom and Brazil. During 2017, 2016 and 2015, 15.9%, 16.4% and 21.8% of our revenue, respectively, originated in currencies other than the U.S. Dollar, principally the British Pound Sterling. As a result, changes in our reported revenue and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide constant currency assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. All conversion rates below are based on the U.S. Dollar equivalent to one of the applicable foreign currency:

	Year Ended December 31,
	2017	2016	% Change
British Pound	1.2891	1.3554	(4.9)%
Brazilian Real	0.3134	0.2884	8.6%

	Year Ended December 31,
	2016	2015	% Change
British Pound	1.3554	1.5289	(11.3)%
Brazilian Real	0.2884	0.3057	(5.7)%

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

YEAR ENDED 2017 COMPARED TO YEAR ENDED 2016

Revenue and Gross Profit

Revenue increased $98.1 million, or 13.2%, to $843.7 million for 2017 as compared to $745.6 million for 2016. On a constant currency basis, revenue increased by $102.2 million, or 13.7%, for 2017 compared to 2016. The change in revenue was driven by an increase in revenue of $86.5 million from our domestic operations, primarily resulting from a 19.5% increase in domestic line of credit accounts revenue in 2017 and a 16.9% increase in domestic installment loan and RPA revenue compared to 2016 driven by growth in these products. Additionally, revenue from international operations increased $11.6 million (or an increase of $15.6 million on a constant currency basis), primarily due to a 17.1% increase in international installment loan revenue and a 4.9% increase in international short-term loan revenue in 2017 compared to 2016.

Our gross profit increased by $29.5 million or 7.1% to $447.1 million for 2017 from $417.6 million for 2016. On a constant currency basis, gross profit increased by $33.1 million for 2017 compared to 2016. Our consolidated gross profit as a percentage of revenue (“gross profit margin”) decreased to 53.0% in 2017 from 56.0% in 2016. The decrease in gross profit margin was primarily driven by the strong new customer growth of our domestic and international installment portfolios resulting in a higher mix of new customers overall, which require higher loss provisions as new customers default at a higher rate than returning customers with a successful history of loan performance. Although the growth in our domestic near-prime installment portfolio contributed to the lower gross profit margin, as the portfolio continues to scale and the underlying longer term loans continue to season we expect to achieve increased marginal profitability.

The following tables set forth the components of revenue and gross profit, separated between domestic and international for 2017 and 2016 (dollars in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Revenue by product:
Short-term loans	$197,408	$196,255	$1,153	0.6%
Line of credit accounts	262,760	220,462	42,298	19.2%
Installment loans and RPAs	382,683	327,375	55,308	16.9%
Total loan and finance receivable revenue	842,851	744,092	98,759	13.3%
Other	890	1,477	(587)	(39.7)%
Total revenue	$843,741	$745,569	$98,172	13.2%

Revenue by product (% to total):
Short-term loans	23.4%	26.3%
Line of credit accounts	31.1%	29.6%
Installment loans and RPAs	45.4%	43.9%
Total loan and finance receivable revenue	99.9%	99.8%
Other	0.1%	0.2%
Total revenue	100.0%	100.0%

	Year Ended December 31,
	2017	2016	$ Change	% Change
Domestic:
Revenue	$709,537	$622,991	$86,546	13.9%
Cost of revenue	335,454	291,264	44,190	15.2%
Gross profit	$374,083	$331,727	$42,356	12.8%
Gross profit margin	52.7%	53.2%	(0.5)%	(0.9)%
International:
Revenue	$134,204	$122,578	$11,626	9.5%
Cost of revenue	61,178	36,702	24,476	66.7%
Gross profit	$73,026	$85,876	$(12,850)	(15.0)%
Gross profit margin	54.4%	70.1%	(15.7)%	(22.4)%
Total:
Revenue	$843,741	$745,569	$98,172	13.2%
Cost of revenue	396,632	327,966	68,666	20.9%
Gross profit	$447,109	$417,603	$29,506	7.1%
Gross profit margin	53.0%	56.0%	(3.0)%	(5.4)%

Loan and Finance Receivable Balances

The outstanding combined portfolio balance of loans and finance receivables, net of allowance and liability for estimated losses, increased $144.8 million, or 24.5%, to $736.6 million as of December 31, 2017 from $591.8 million as of December 31, 2016, primarily due to increased demand for our domestic near-prime installment product and an increase in international loan balances (up 23.7% on a constant currency basis). The outstanding loan balance for our domestic near-prime product increased 32.9% as of December 31, 2017 compared to December 31, 2016, resulting in a domestic near-prime portfolio balance that comprises approximately 43% of our total loan and finance receivables portfolio balance while short-term loans comprise approximately 12%. We expect this trend to continue as we expand our near-prime installment product offering in 2018. We expect the loan balances for our domestic near-prime installment loan product will continue to comprise a larger percentage of the total loan and finance receivable portfolio, due to consumer demand for the product and its longer loan term. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

The combined loan and finance receivable balance includes $827.7 million and $660.5 million as of December 31, 2017 and 2016, respectively, of our owned receivables balances before the allowance for losses of $123.0 million and $98.9 million provided in the consolidated financial statements for December 31, 2017 and 2016, respectively. The combined loan and finance receivable balance also includes $34.1 million and $32.2 million as of December 31, 2017 and 2016, respectively, of loan and finance receivable balances that are guaranteed by us, which are not included in our financial statements, before the liability for estimated losses of $2.3 million and $2.0 million provided in “Accounts payable and accrued expenses” in the consolidated financial statements for December 31, 2017 and 2016, respectively.

The following tables summarize loan and finance receivable balances outstanding as of December 31, 2017 and 2016 (dollars in thousands):

	As of December 31,
	2017			2016
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables:
Short-term loans	$73,672	$28,875	$102,547	$63,005	$26,092	$89,097
Line of credit accounts	170,068	—	170,068	144,183	—	144,183
Installment loans and RPAs	584,009	5,259	589,268	453,307	6,107	459,414
Total ending loans and finance receivables, gross	827,749	34,134	861,883	660,495	32,199	692,694
Less: Allowance and liabilities for losses(a)	(123,044)	(2,258)	(125,302)	(98,945)	(1,996)	(100,941)
Total ending loans and finance receivables, net	$704,705	$31,876	$736,581	$561,550	$30,203	$591,753
Allowance and liability for losses as a % of loans and finance receivables, gross	14.9%	6.6%	14.5%	15.0%	6.2%	14.6%

	As of December 31,
	2017			2016
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables:
Total domestic, gross	$716,555	$34,134	$750,689	$576,992	$32,199	$609,191
Total international, gross	111,194	—	111,194	83,503	—	83,503
Total ending loans and finance receivables, gross	$827,749	$34,134	$861,883	$660,495	$32,199	$692,694

(a)	GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(b)	Except for allowance and liability for estimated losses, amounts represent non-GAAP measures.

Average Amount Outstanding per Loan

The average amount outstanding per loan is calculated as the total combined loans, gross balance at the end of the period divided by the total number of combined loans outstanding at the end of the period. The following table shows the average amount outstanding per loan by product at December 31, 2017 and 2016:

	As of December 31,
	2017	2016
Average amount outstanding per loan (in ones)(a)
Short-term loans(b)	$492	$484
Line of credit accounts	1,384	1,289
Installment loans(b)(c)	2,174	1,888
Total loans(b)(c)	$1,431	$1,254

(a)	The disclosure regarding the average amount per loan is statistical data that is not included in our financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(c)	Excludes RPAs.

The average amount outstanding per loan increased to $1,431 from $1,254 during 2017 compared to 2016, mainly due to a greater mix of installment loans, which have higher average amounts per loan relative to short-term loans, in 2017 compared to 2016.

Average Loan Origination

The average loan origination amount is calculated as the total amount of combined loans originated, renewed and purchased for the period divided by the total number of combined loans originated, renewed and purchased for the period. The following table shows the average loan origination amount by product for 2017 compared to 2016:

	Year Ended
	December 31,
	2017	2016
Average loan origination amount (in ones)(a)
Short-term loans(b)	$457	$454
Line of credit accounts(c)	303	306
Installment loans(b)(d)	1,651	1,734
Total loans(b)(d)	$537	$517

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount increased to $537 from $517 during 2017 compared to 2016, mainly due to a greater mix of installment loans, which have a higher origination amount than short-term loans and line of credit accounts.

LOANS AND FINANCE RECEIVABLES LOSS EXPERIENCE

The allowance and liability for estimated losses as a percentage of combined loans and RPAs remained relatively flat at 14.5% as of December 31, 2017 compared to 14.6% as of December 31, 2016.

The cost of revenue in 2017 was $396.6 million, which was composed of $396.4 million related to our owned loans and finance receivables and a $0.2 million increase in the liability for estimated losses related to loans we guaranteed through the CSO programs. The cost of revenue in 2016 was $328.0 million, which was composed of $327.7 million related to our owned loans and finance receivables, and a $0.3 million increase in the liability for estimated losses related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $373.4 million and $295.5 million in 2017 and 2016, respectively.

The following tables show loans and finance receivable balances and fees receivable and the relationship of the allowance and liability for losses to the combined balances of loans and finance receivables for each of the last eight quarters (dollars in thousands):

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Loans and finance receivables:
Gross - Company owned	$598,717	$647,835	$742,796	$827,749
Gross - Guaranteed by the Company(a)	22,546	28,013	28,943	34,134
Combined loans and finance receivables, gross(b)	621,263	675,848	771,739	861,883
Allowance and liability for losses on loans and finance receivables	84,441	85,780	107,077	125,302
Combined loans and finance receivables, net(b)	$536,822	$590,068	$664,662	$736,581
Allowance and liability for losses as a % of loans and finance receivables, gross(b)	13.6%	12.7%	13.9%	14.5%

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Loans and finance receivables:
Gross - Company owned	$495,906	$563,810	$637,612	$660,495
Gross - Guaranteed by the Company(a)	27,114	31,227	29,700	32,199
Combined loans and finance receivables, gross(b)	523,020	595,037	667,312	692,694
Allowance and liability for losses on loans and finance receivables	68,886	75,653	96,474	100,941
Combined loans and finance receivables, net(b)	$454,134	$519,384	$570,838	$591,753
Allowance and liability for losses as a % of loans and finance receivables, gross(b)	13.2%	12.7%	14.5%	14.6%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
(b)	Non-GAAP measure.

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

Short-term Loans

Demand for our short-term loan product in the United States has historically been highest in the third and fourth quarters of each year, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. The higher allowance and liability for losses as a percentage of combined loan balance in 2017 was attributable to strong customer demand for short-term loans in both the United States and the United Kingdom. This led to higher short-term consumer loan balances, which also led to year-over-year increases in the average and ending short-term loan balances for much of 2017.

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

The following table includes information related only to short-term loans and shows our loss experience trends for short-term loans for each of the last eight quarters (dollars in thousands):

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Short-term loans:
Cost of revenue	$15,602	$16,584	$23,849	$22,129
Charge-offs (net of recoveries)	18,975	15,539	20,439	21,201
Average short-term combined loan balance, gross:
Company owned(a)	58,729	57,653	65,949	70,040
Guaranteed by the Company(a)(b)	23,153	21,368	25,787	26,785
Average short-term combined loan balance, gross(a)(c)	$81,882	$79,021	$91,736	$96,825
Ending short-term combined loan balance, gross:
Company owned	$53,205	$61,565	$67,719	$73,672
Guaranteed by the Company(b)	18,854	24,123	24,248	28,875
Ending short-term combined loan balance, gross(c)	$72,059	$85,688	$91,967	$102,547
Ending allowance and liability for losses	$16,205	$17,449	$21,047	$22,022

Short-term loan ratios:
Cost of revenue as a % of average short-term combined loan balance, gross(a)(c)	19.1%	21.0%	26.0%	22.9%
Charge-offs (net of recoveries) as a % of average short-term combined loan balance, gross(a)(c)	23.2%	19.7%	22.3%	21.9%
Gross profit margin	67.1%	64.5%	52.2%	58.5%
Allowance and liability for losses as a % of combined loan balance, gross(c)(d)	22.5%	20.4%	22.9%	21.5%

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Short-term loans:
Cost of revenue	$13,276	$14,214	$20,531	$21,600
Charge-offs (net of recoveries)	16,540	11,720	15,956	21,021
Average short-term combined loan balance, gross:
Company owned(a)	55,839	54,324	60,761	59,728
Guaranteed by the Company(a)(b)	25,151	21,443	24,678	24,709
Average short-term combined loan balance, gross(a)(c)	$80,990	$75,767	$85,439	$84,437
Ending short-term combined loan balance, gross:
Company owned	$52,381	$58,798	$60,124	$63,005
Guaranteed by the Company(b)	20,534	24,451	23,379	26,092
Ending short-term combined loan balance, gross(c)	$72,915	$83,249	$83,503	$89,097
Ending allowance and liability for losses	$12,598	$14,746	$19,184	$19,486
Short-term loan ratios:
Cost of revenue as a % of average short-term combined loan balance, gross(a)(c)	16.4%	18.8%	24.0%	25.6%
Charge-offs (net of recoveries) as a % of average short-term combined loan balance, gross(a)(c)	20.4%	15.5%	18.7%	24.9%
Gross profit margin	72.1%	69.5%	60.5%	56.8%
Allowance and liability for losses as a % of combined loan balance, gross(c)(d)	17.3%	17.7%	23.0%	21.9%

(a)	The average short-term combined loan balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan balance, gross, is determined using period-end balances.

Line of Credit Accounts

The cost of revenue as a percentage of average loan balance for line of credit accounts exhibits a similar quarterly seasonal trend to short-term loan loss rates as the ratio is typically lower in the first quarter and increases throughout the remainder of the year, peaking in the second half of the year with higher loan demand.

The gross profit margin is generally lower for line of credit accounts as compared to short-term loans because the highest levels of default are exhibited in the early stages of the account, while the revenue is recognized over the term of the account. As a result, particularly in periods of higher growth for line of credit account portfolios, the gross profit margin will be lower for this product than for our short-term loan products. Our gross margin, as well as, our cost of revenue as a percentage of average loan balance have demonstrated consistent year-over-year improvement as the portfolio has shown stable credit quality through strong loan growth in 2017.

The following table includes information related only to line of credit accounts and shows our loss experience trends for line of credit accounts for each of the last eight quarters (dollars in thousands):

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$19,831	$19,868	$23,439	$30,278
Charge-offs (net of recoveries)	24,660	18,786	19,476	25,940
Average loan balance(a)	135,621	128,348	145,398	161,905
Ending loan balance	124,498	134,154	154,689	170,068
Ending allowance for losses balance	$21,765	$22,847	$26,810	$31,148
Line of credit account ratios:
Cost of revenue as a % of average loan balance(a)	14.6%	15.5%	16.1%	18.7%
Charge-offs (net of recoveries) as a % of average loan balance(a)	18.2%	14.6%	13.4%	16.0%
Gross profit margin	66.6%	66.2%	66.0%	59.9%
Allowance for losses as a % of loan balance(b)	17.5%	17.0%	17.3%	18.3%

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$16,471	$17,251	$29,739	$25,028
Charge-offs (net of recoveries)	16,914	14,506	20,973	25,229
Average loan balance(a)	100,648	105,553	126,371	138,259
Ending loan balance	98,351	118,030	132,388	144,183
Ending allowance for losses balance	$15,284	$18,029	$26,795	$26,594
Line of credit account ratios:
Cost of revenue as a % of average loan balance(a)	16.4%	16.3%	23.5%	18.1%
Charge-offs (net of recoveries) as a % of average loan balance(a)	16.8%	13.7%	16.6%	18.2%
Gross profit margin	66.4%	65.7%	49.7%	59.7%
Allowance for losses as a % of loan balance(b)	15.5%	15.3%	20.2%	18.4%

(a)	The average loan balance for line of credit accounts is the average of the month-end balances during the period.
(b)	Allowance for losses as a % of loan balance is determined using period-end balances.

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

The gross profit margin is generally lower for the installment loan and RPA products than for other products, primarily because the highest levels of default are exhibited in the early stages of the loan or RPA, while revenue is recognized over the term of the loan or estimated delivery term. In addition, installment loans and RPAs typically have higher average amounts per receivable. Another factor contributing to the lower gross profit margin is that the yield for installment loans and RPAs is typically lower than the yield for the other products we offer. As a result, particularly in periods of higher growth for the installment loan and RPA portfolios, which has been the case in recent years, the gross profit margin is typically lower for this product than for our short-term loan products. Our installment loan and RPA portfolio balance outstanding at December 31, 2017 increased $129.9 million, or 28.3%, compared to December 31, 2016. During 2017, we experienced lower gross profit margin than we experienced in the prior year quarters as a result of the continued growth in our domestic near-prime installment and RPA portfolios.

The following table includes information related only to our installment loans and shows our loss experience trends for installment loans for each of the last eight quarters (dollars in thousands):

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Installment loans and RPAs:
Cost of revenue	$46,451	$43,410	$60,053	$75,138
Charge-offs (net of recoveries)	55,179	44,443	46,598	62,116
Average installment and RPA combined loan and finance receivable balance, gross:
Company owned(a)	440,886	433,698	487,436	552,003
Guaranteed by the Company(a)(b)	4,874	3,631	4,628	5,025
Average installment and RPA combined loan and finance receivable balance, gross (a)(c)	$445,760	$437,329	$492,064	$557,028
Ending installment and RPA combined loan and finance receivable balance, gross:
Company owned	$421,014	$452,116	$520,388	$584,009
Guaranteed by the Company(b)	3,692	3,890	4,695	5,259
Ending installment and RPA combined loan and finance receivable balance, gross (c)	$424,706	$456,006	$525,083	$589,268
Ending allowance and liability for losses	$46,471	$45,484	$59,220	$72,132
Installment and RPA loan ratios:
Cost of revenue as a % of average installment and RPA combined loan and finance receivable balance, gross(a)(c)	10.4%	9.9%	12.2%	13.5%
Charge-offs (net of recoveries) as a % of average installment and RPA combined loan and finance receivable balance, gross (a)(c)	12.4%	10.2%	9.5%	11.2%
Gross profit margin	45.4%	48.4%	39.3%	34.4%
Allowance and liability for losses as a % of combined loan and finance receivable balance, gross(c)(d)	10.9%	10.0%	11.3%	12.2%

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Installment loans and RPAs:
Cost of revenue	$39,830	$33,988	$45,121	$50,917
Charge-offs (net of recoveries)	36,541	32,332	37,383	46,411
Average installment and RPA combined loan and finance receivable balance, gross:
Company owned(a)	344,330	362,222	419,225	448,953
Guaranteed by the Company(a)(b)	7,476	6,094	6,600	6,093
Average installment and RPA combined loan and finance receivable balance, gross (a)(c)	$351,806	$368,316	$425,825	$455,046
Ending installment and RPA combined loan and finance receivable balance, gross:
Company owned	$345,174	$386,982	$445,100	$453,307
Guaranteed by the Company(b)	6,580	6,776	6,321	6,107
Ending installment and RPA combined loan and finance receivable balance, gross (c)	$351,754	$393,758	$451,421	$459,414
Ending allowance and liability for losses	$41,004	$42,878	$50,495	$54,861
Installment and RPA loan ratios:
Cost of revenue as a % of average installment and RPA combined loan and finance receivable balance, gross(a)(c)	11.3%	9.2%	10.6%	11.2%
Charge-offs (net of recoveries) as a % of average installment and RPA combined loan and finance receivable balance, gross (a)(c)	10.4%	8.8%	8.8%	10.2%
Gross profit margin	48.6%	54.7%	46.8%	43.5%
Allowance and liability for losses as a % of combined loan and finance receivable balance, gross(c)(d)	11.7%	10.9%	11.2%	11.9%

(a)	The average loan and finance receivable balance for installment loans is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan and finance receivable balance, gross, is determined using period-end balances.

Total Expenses

Total expenses increased $16.6 million, or 5.6%, to $312.7 million in 2017, compared to $296.1 million in 2016. On a constant currency basis, total expenses increased $17.4 million, or 5.9%, to $313.5 million for 2017 compared to 2016.

Marketing expense increased $4.0 million, or 4.1%, to $101.4 million in 2017 compared to $97.4 million in 2016. Higher direct mail and lead purchase costs were partially offset by lower digital marketing and revenue-sharing costs.

Operations and technology expense increased to $95.2 million in 2017 from $85.2 million in 2016, primarily due to underwriting and transaction costs and software costs primarily related to growth in loan originations.

General and administrative expense increased $3.7 million, or 3.8%, to $101.7 million in 2017 compared to $98.0 million in 2016, primarily due to higher personnel and incentive expenses from an increase in corporate headcount.

Depreciation and amortization expense decreased to $14.4 million in 2017 compared to $15.5 million in 2016 primarily due to the acceleration of depreciation in the prior year resulting from our exit from the Australian and Canadian markets and the relocation of a datacenter in 2016.

Interest Expense, Net

Interest expense, net increased $8.4 million, or 12.8%, to $74.0 million in 2017 compared to $65.6 million in 2016. The increase was due to an increase in the average amount of debt outstanding, resulting from additional principal amounts outstanding under our securitization facilities (see “—Liquidity and Capital Resources—Consumer Loan Securitization” below for further information) and the issuance of the 8.50% Senior Unsecured Notes Due 2024 on September 1, 2017 (see “—Liquidity and Capital Resources—8.50% Senior Unsecured Notes Due 2024” below for further information), which increased the average amount of debt outstanding by $79.3 million to $694.5 million during 2017 from $615.2 million during 2016, partially offset by a decrease in the weighted average interest rate on our outstanding debt to 10.63% in 2017 from 10.71% in 2016.

Provision for Income Taxes

Provision for income taxes decreased $14.1 million, or 62.1%, to $8.7 million in 2017 compared to $22.8 million in 2016. The decrease was primarily due to a 34.0% decrease in income before income taxes, and a decrease in the effective tax rate to 22.9% in 2017 from 39.8% in 2016. The decrease in the effective tax rate is mainly due to the Tax Cuts and Jobs Act, See “—Recent Regulatory Developments—Tax Cuts and Jobs Act” above for additional information, and an adjustment related to share based compensation deferred tax.

The balance of unrecognized tax benefits as of December 31, 2017 and 2016 was $727 thousand ($679 thousand net of the federal benefit of state matters) and $351 thousand ($320 thousand net of the federal benefit of state matters), respectively, all of which, if recognized, would favorably affect the effective tax rate in any future periods. We had no unrecognized tax benefits as of December 31, 2015. We do not believe it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits will change by a significant amount. We record interest and penalties related to tax matters as income tax expense in the consolidated statement of income.

Our U.S. tax returns are subject to examination by federal and state taxing authorities. The IRS audits for tax years 2011 through 2014 were concluded with no adjustments to the financial statements. The 2016 and 2015 tax years are open to examination by the IRS. The years open to examination by state, local, and foreign government authorities vary by jurisdiction, but the statute of limitation is generally three years from the date the tax return is filed.

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

Our gross profit decreased by $18.1 million to $417.6 million for 2016 from $435.7 million for 2015. On a constant currency basis, gross profit decreased by $9.4 million for 2016 compared to 2015. Our gross profit margin decreased to 56.0% in 2016 from 66.8% in 2015. The decrease in gross profit margin was primarily driven by the growth of our domestic near-prime installment portfolio and a higher mix of new customers in all products, which require higher loss provisions as new customers default at a higher rate than returning customers with a successful history of loan performance. In addition, our international gross profit margin decreased due to the continued wind down of the U.K. line of credit portfolio and lower margins from our other U.K. products due to regulatory changes.

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

The gross profit margin is generally lower for line of credit accounts as compared to short-term loans because the highest levels of default are exhibited in the early stages of the account, while the revenue is recognized over the term of the account. As a result, particularly in periods of higher growth for line of credit account portfolios, the gross profit margin will be lower for this product than for our short-term loan products. Conversely, in periods of declining originations and portfolio contraction, as was the case in the first half of 2015, the gross profit margin will be higher for this product. The year-over-year increase in the allowance for losses as a percentage of loan balance was primarily due to the decline during 2015 in the average line of credit balance as a result of changes in business practices in the United Kingdom, partially offset by very strong demand for domestic line of credit accounts in the second half of 2016. In the fourth quarter of 2014, we discontinued offering line of credit accounts to new customers in the United Kingdom, and effective January 1, 2015, we discontinued offering draws on existing line of credit accounts in the United Kingdom due to a cap implemented by the Financial Conduct Authority, our primary regulator in the United Kingdom, on the total cost of high-cost short-term credit that went into effect on January 2, 2015. The U.K. line of credit portfolio performed very well as it wound down during 2015 given its seasoned experience level.

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

Our U.S. tax returns are subject to examination by federal and state taxing authorities. The IRS audits for tax years 2011 through 2014 were concluded with no adjustments to the financial statements. The 2015 and 2016 tax years are open to examination by the IRS. The years open to examination by state, local, and foreign government authorities vary by jurisdiction, but the statute of limitation is generally three to four years from the date the tax return is filed.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

Historically, we have generated significant cash flow through normal operating activities for funding both long-term and short-term needs. Our near-term liquidity is managed to ensure that adequate resources are available to fund our seasonal working capital growth, which is driven by demand for our loan and financing products, and to meet the continued growth in the demand for our near-prime installment products. On May 30, 2014, we issued and sold $500.0 million in aggregate principal amount of 9.75% Senior Notes due 2021 (the “2021 Senior Notes”), as further discussed below under “9.75% Senior Unsecured Notes Due 2021.” On September 1, 2017, we issued and sold $250.0 million in aggregate principal amount of 8.50% Senior Notes due 2024 (the “2024 Senior Notes”) and used the net proceeds, in part, to retire $155.0 million in 2021 Senior Notes. On June 30, 2017, we entered into a secured revolving credit agreement (the “2017 Credit Agreement”) which replaced our previous credit agreement (the “2014 Credit Agreement”) that was terminated on June 30, 2017, as further described below under “Revolving Credit Facilities.” As of February 22, 2018, our available borrowings under the 2017 Credit Agreement were $8.0 million. On January 15, 2016 and December 1, 2016, we entered into the 2016‑1 and 2016‑2 Securitization Facilities, respectively, as further described below under “Consumer Loan Securitization.” As of February 22, 2018, the outstanding balance under our securitization facilities was $218.3 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the 2017 Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer loan securitization facilities.

As of December 31, 2017, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the 2017 Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending which could be expected to generate additional liquidity.

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

The Issuer issued an initial term note of $107.4 million (the “Initial Term Note”), which was secured by $134 million in unsecured consumer loans, and variable funding notes (the “Variable Funding Notes”) with an aggregate availability of $20 million per month. As described below, the Issuer has issued and will subsequently issue term notes (the “Term Notes” and, together with the Initial Term Note and the Variable Funding Notes, the “Securitization Notes”). The maximum principal amount of the Securitization Notes that could be outstanding at any time under the 2016‑1 Securitization Facility was originally limited to $175 million.

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

On October 20, 2017 (the “Amendment Closing Date”), we and certain of our subsidiaries amended and restated the 2016‑1 Securitization Facility (the “Amended Facility”). The counterparties to the Amended Facility included certain purchasers, the Administrative Agent and the Indenture Trustee. The Amended Facility relates to Receivables that have been and will be originated or acquired under our NetCredit brand by the Originators and that meet specified eligibility criteria. The eligible Receivables that were owned by the Issuer remained in the Amended Facility and ineligible Receivables were removed. Under the Amended Facility, additional eligible Receivables may be sold to the Issuer and serviced by another subsidiary of ours. As of the Amendment Closing Date, the Issuer owned eligible Receivables with an outstanding principal balance equal to $226.4 million.

In connection with the amendment and restatement, all of the outstanding notes issued by the Issuer prior to the Amendment Closing Date were redeemed and the Issuer issued an initial term note with an initial principal amount of $181.1 million (the “2017 Initial Term Note”) and variable funding notes (the “2017 Variable Funding Notes”) with an aggregate committed availability of $75 million per quarter with an option to increase the commitment to $90 million with the consent of the holders of the 2017 Variable Funding Notes. As described below, the Issuer will subsequently issue term notes (the “2017 Term Notes” and, together with the 2017 Initial Term Note and the 2017 Variable Funding Notes the “2017 Securitization Notes”) at the end of each calendar quarter. The maximum principal amount of the 2017 Securitization Notes that may be outstanding at any time under the Amended Facility is $275 million.

On each of January 2, 2018, April 2, 2018, July 2, 2018, October 1, 2018, December 31, 2018 and April 1, 2019, the Receivables financed under the 2017 Variable Funding Notes will be allocated to a 2017 Term Note, which 2017 Term Note will be issued to the holders of the 2017 Variable Funding Notes and the 2017 Variable Funding Note on such date will be reduced to zero. The 2017 Securitization Notes are non-recourse to us and mature at various dates, the latest of which will be April 15, 2022 (the “2017 Final Maturity Date”).

The 2017 Securitization Notes are issued pursuant to an amended and restated indenture, dated as of the Amendment Closing Date, between the Issuer and the Indenture Trustee. The 2017 Securitization Notes bear interest at a rate per annum equal to One-Month LIBOR (subject to a floor) plus 7.50%. In addition, the Issuer paid certain customary upfront closing fees to the Administrative Agent and will pay customary annual commitment and other fees to the purchasers under the Amended Facility. Subject to certain exceptions, the Issuer is not permitted to prepay or redeem any of the 2017 Securitization Notes prior to April 15, 2019 except for a one-time prepayment of the 2017 Securitization Notes related to a removal of Receivables in an amount no greater than $100 million. Following such date, the Issuer is permitted to voluntarily prepay any of the 2017 Securitization Notes, subject to an optional redemption premium. Interest and principal payments on the 2017 Securitization Notes will be made monthly. Any remaining amounts outstanding will be payable no later than the 2017 Final Maturity Date.

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

On October 25, 2017, the Issuer and the Indenture Trustee amended the Amended Facility to permit a holder of a 2017 Term Note or the 2017 Initial Term Note to exchange such notes for notes with an alternative structure with terms not materially different to the Issuer than the exchanged Term Notes or Initial Term Notes.

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

Revolving Credit Facilities

2017 Credit Agreement

On June 30, 2017, we and certain of our operating subsidiaries entered into a secured revolving credit agreement with a syndicate of banks including TBK Bank, SSB (“TBK”), as Administrative Agent and Collateral Agent, Jefferies Finance LLC and TBK as Joint Lead Arrangers and Joint Lead Bookrunners, and Green Bank, N.A., as Lender.

The 2017 Credit Agreement is secured by domestic receivables and replaced the 2014 Credit Agreement (as described below). The borrowing limit in the 2017 Credit Agreement increased to $40 million from $35 million in the 2014 Credit Agreement, and its maturity date is May 1, 2020. We had no borrowings under the 2017 Credit Agreement as of December 31, 2017.

The 2017 Credit Agreement provides for a revolving credit line with interest on borrowings under the facility at prime rate plus 1.00%. In addition, the 2017 Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the line, and ranges from 0.30% per annum to 0.50% per annum depending on usage. A portion of the revolving credit facility, up to a maximum of $20 million, is available for the issuance of letters of credit. We had outstanding letters of credit under the 2017 Credit Agreement of $8.0 million as of December 31, 2017. The 2017 Credit Agreement provides for certain prepayment penalties if it is terminated on or before its first and second anniversary date, subject to certain exceptions.

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

2014 Credit Agreement

On May 14, 2014, the Company and its domestic subsidiaries as guarantors entered the 2014 Credit Agreement. The 2014 Credit Agreement provided for an unsecured revolving credit facility of up to $75.0 million, including a multi-currency sub-facility that gives the Company the ability to borrow up to $25.0 million that may be specified in foreign currencies subject to the terms and conditions of the 2014 Credit Agreement.

On March 25, 2015, we and certain of our subsidiaries, as guarantors, entered into an amendment to the 2014 Credit Agreement with Jefferies Finance LLC, as administrative agent. The amendment reduced our unsecured revolving line of credit to $65.0 million (from $75.0 million) and increased an additional senior secured indebtedness basket to the greater of $20.0 million or 2.75% of consolidated total assets (as defined in the 2014 Credit Agreement) (from $15.0 million or 2% of consolidated total assets). In addition, the March 25, 2015 amendment revised certain definitions and provisions relating to limitations on indebtedness, investments, dispositions, fundamental changes and burdensome agreements to allow certain of our foreign subsidiaries, which opt to become guarantors of our obligations under the 2014 Credit Agreement, to be treated as domestic subsidiaries for purposes of those provisions.

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

Our 2014 Credit Agreement was terminated on June 30, 2017.

9.75% Senior Unsecured Notes Due 2021

On May 30, 2014, we issued and sold the 2021 Senior Notes. The 2021 Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the United States pursuant to Regulation S under the Securities Act.

We used all of the net proceeds, or $479.0 million, of the 2021 Senior Notes offering to repay all of our intercompany indebtedness due to Cash America, which was $361.4 million as of May 30, 2014, and the remaining net proceeds were used to pay a significant portion of the $122.4 million in cash dividends to Cash America, of which $120.7 million was paid on May 30, 2014 and $1.7 million was paid on June 30, 2014.

The 2021 Senior Notes are governed by an indenture (“the 2021 Senior Notes Indenture”), dated May 30, 2014, between us, our domestic subsidiaries, as Guarantors, and the trustee. The 2021 Senior Notes bear interest at a rate of 9.75% per year on the principal amount of the 2021 Senior Notes, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2014. The 2021 Senior Notes will mature on June 1, 2021. The 2021 Senior Notes are senior unsecured debt obligations of Enova and are unconditionally guaranteed by our domestic subsidiaries.

The 2021 Senior Notes Indenture contains certain covenants that, among other things, limit our and certain of our subsidiaries’ ability to incur additional debt, acquire or create new subsidiaries, create liens, engage in certain transactions with affiliates and consolidate or merge with or into other companies.

The 2021 Senior Notes Indenture provides for customary events of default, including nonpayment of interest and principal when due and failure to comply with covenants or other agreements in the 2021 Senior Notes Indenture.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2017		2016		2015
Cash flows provided by operating activities	$447,173		$393,373		$283,921
Cash flows used in investing activities
Loans and finance receivables	(509,845)		(450,149)		(322,811)
Change in restricted cash	(2,565)		(20,126)		—
Acquisitions	—		—		(17,735)
Purchases of property and equipment	(16,528)		(14,396)		(32,241)
Investment in unconsolidated investee	—		—		—
Other investing activities	1,805		95		618
Total cash flows used in investing activities	(527,133)		(484,576)		(372,169)
Cash flows provided by financing activities	104,582		99,880		56,617
Total debt to Adjusted EBITDA (a)	5.0	x	4.6	x	3.5	x

(a)	Total debt to Adjusted EBITDA, a non-GAAP measure, is calculated using Adjusted EBITDA for the twelve months ended for the respective period indicated. See “—Non-GAAP Disclosure—Adjusted EBITDA.”

Cash Flows from Operating Activities

2017 comparison to 2016

Net cash provided by operating activities increased $53.8 million, or 13.7%, to $447.2 million for 2017 from $393.4 million for 2016. The increase was primarily driven by a $68.6 million increase in cost of revenue, a non-cash expense, partially offset by a $5.4 million decrease in net income, which reflects $22.9 million of losses on early extinguishment of debt in 2017.

Other significant changes in net cash provided by operating activities for 2017 compared to 2016 included cash flows from the following activities:

•	changes in accounts payable and accrued expenses resulted in a decrease of $13.8 million due primarily to changes in accrued rent and accrued interest and
•

changes in current income taxes payable resulted in a $10.2 million decrease in cash provided by operating activities, due primarily to less estimated tax paid at both a federal and state level, and utilization of 2016 tax return carryforwards.

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

We believe cash flows from operations and available cash balances and borrowings under our 2017 Credit Agreement and our Securitization Facilities will be sufficient to fund our future operating liquidity needs.

Cash Flows from Investing Activities

2017 comparison to 2016

Net cash used in investing activities increased $42.6 million, or 8.8%, for 2017 compared to 2016, primarily due to a $59.7 million increase in net cash invested in loans and finance receivables, due to a 8.5% increase in loans and finance receivables originated or purchased, a $17.5 million decrease in the amount invested in restricted cash resulting from activity related to the Securitization Facilities and a. $2.1 million increase in property and equipment expenditures.

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

Cash Flows from Financing Activities

2017 comparison to 2016

Net cash provided by financing activities in 2017 was $104.6 million compared to net cash used in financing activities of $99.9 million in 2016.

Cash flows provided by financing activities for 2017 primarily reflects $95.0 million in net borrowings under our senior notes facilities, $46.0 million in net borrowings under our securitization facilities, a $16.7 million penalty paid in connection with the early payment of our 2021 Senior Notes and the 2016-1 Securitization Facility and $14.7 million of debt issuance costs paid in connection with the 2017 Credit Agreement, 2024 Senior Notes and the 2017 Securitization Facility. Additionally, in 2017 we announced the Board of Directors had authorized a share repurchase program for the repurchase of up to $25.0 million of our common stock through December 31, 2019 (the “2017 Authorization”). During 2017, we paid $3.5 million to repurchase common stock under the 2017 Authorization.

2016 comparison to 2015

Net cash provided by financing activities in 2016 was $99.9 million compared to net cash used in financing activities of $56.6 million in 2015.

Cash flows provided by financing activities for 2016 primarily reflects $165.4 million in net borrowings under our securitization facilities, partially offset by $58.4 million of net repayments under our unsecured revolving line of credit under the 2014 Credit Agreement and $6.7 million of debt issuance costs primarily paid in connection with the consumer loan securitization financing transactions.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2017, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Securitizations	Total
Long-term debt (a)	$—	$—	$—	$345,000	$—	$250,000	$—	$595,000
Interest on long-term debt (b)	54,888	54,888	54,888	38,069	21,250	42,500	—	266,483
Securitization facilities (c)	—	—	—	—	—	—	211,406	211,406
Non-cancelable leases (d)	6,020	6,875	6,719	6,922	6,970	30,378	—	63,884
Other liabilities (e)	3,000	—	—	—	—	—	—	3,000
Total	$63,908	$61,763	$61,607	$389,991	$28,220	$322,878	$211,406	$1,139,773

(a)

Represents obligations under the 2021 Senior Notes and 2024 Senior Notes. See “—Liquidity and Capital Resources—8.50% Senior Unsecured Notes Due 2024” and “—Liquidity and Capital Resources—9.75% Senior Unsecured Notes Due 2021.”

(b)

Represents cash payments for interest on the 2021 Senior Notes and 2024 Senior Notes. See “—Liquidity and Capital Resources—8.50% Senior Unsecured Notes Due 2024” and “—Liquidity and Capital Resources—9.75% Senior Unsecured Notes Due 2021.

(d)

Represents obligations due under long-term operating leases. See Note 10 in the Notes to Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” in this report for further discussion of our operating lease obligations.

(e)

Represents obligations under a promissory note issued in conjunction with our acquisition of certain assets of a company operating as The Business Backer. See Note 2 in the Notes to Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” in this report for further discussion of our acquisition.

Off-Balance Sheet Arrangements

In certain markets, we arrange for consumers to obtain consumer loan products from independent third-party lenders through our CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loan. When a customer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan received by the customer from the third-party lender if the customer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default, which generally occurs after one payment is missed. As of December 31, 2017 and 2016, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $34.1 million and $32.2 million, respectively, which were guaranteed by us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in foreign currency exchange rates, specifically for our U.K. and Brazil operations. The net assets of our U.K. and Brazil operations are exposed to foreign currency translation gains and losses, which are generally included as a component of accumulated other comprehensive income or loss in shareholders’ equity. Currently, we periodically use forward currency exchange contracts to minimize risk of foreign currency exchange rate fluctuations for certain transactions in Brazil. Our forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction gain (loss), net” in our consolidated statements of income. The following table sets forth, by each foreign currency hedged, the notional amounts of forward currency exchange contracts as of December 31, 2017, the total gains or losses recorded in 2017, and sensitivity analysis of hypothetical 10% declines in the exchange rates of the currencies (U.S. dollars in thousands).

	Notional amount of outstanding contracts as of December 31, 2017	Gain/(loss) recorded in 2017(a)	Sensitivity Analysis(b)
Brazilian Real	$12,039	$(55)	$(954)
Total	$12,039	$(55)	$(954)

(a)	The gains (losses) on these derivatives substantially offset the (losses) gains on the hedged portion of international intercompany balances.
(b)	Represents the decrease to net income attributable to us due to a hypothetical 10% weakening of the foreign currency against the U.S. dollar.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Enova International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Enova International, Inc. and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting, appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Chicago, IL

February 26, 2018

We have served as the Company’s auditor since 2011.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$68,684	$39,934
Restricted cash and cash equivalents (includes restricted cash of consolidated VIEs of $21,696 and $19,468 as of December 31, 2017 and 2016, respectively)	29,460	26,306
Loans and finance receivables, net (includes loans of consolidated VIEs of $282,724 and $234,497 and allowance for losses of $22,728 and $17,731 as of December 31, 2017 and 2016, respectively)	704,705	561,550
Income taxes receivable	4,092	—
Other receivables and prepaid expenses	23,817	19,524
Property and equipment, net	48,525	47,100
Goodwill	267,015	267,010
Intangible assets, net	4,325	5,404
Other assets	8,837	11,051
Total assets	$1,159,460	$977,879
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$77,123	$71,671
Income taxes currently payable	—	282
Deferred tax liabilities, net	12,108	14,316
Long-term debt (includes long-term debt of consolidated VIEs of $211,406 and $165,419 and debt issuance costs of $3,271 and $1,869 as of December 31, 2017 and 2016, respectively)	788,542	649,911
Total liabilities	877,773	736,180
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 33,932,673 and 33,364,525 shares issued and 33,504,555 and 33,293,100 outstanding as of December 31, 2017 and 2016, respectively	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid in capital	29,781	18,446
Retained earnings	264,695	235,455
Accumulated other comprehensive loss	(7,086)	(11,578)
Treasury stock, at cost (428,118 and 71,425 shares as of December 31, 2017 and 2016, respectively)	(5,703)	(624)
Total stockholders' equity	281,687	241,699
Total liabilities and stockholders' equity	$1,159,460	$977,879

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue	$843,741	$745,569	$652,600
Cost of Revenue	396,632	327,966	216,858
Gross Profit	447,109	417,603	435,742
Expenses
Marketing	101,429	97,404	116,882
Operations and technology	95,155	85,202	74,012
General and administrative	101,723	97,956	102,073
Depreciation and amortization	14,388	15,564	18,388
Total Expenses	312,695	296,126	311,355
Income from Operations	134,414	121,477	124,387
Interest expense, net	(74,003)	(65,603)	(52,883)
Foreign currency transaction gain (loss), net	384	1,562	(985)
Loss on early extinguishment of debt	(22,895)	—	—
Income before Income Taxes	37,900	57,436	70,519
Provision for income taxes	8,660	22,834	26,527
Net Income	$29,240	$34,602	$43,992
Earnings Per Share:
Earnings per common share:
Basic	$0.87	$1.04	$1.33
Diluted	$0.86	$1.03	$1.33
Weighted average common shares outstanding:
Basic	33,523	33,192	33,006
Diluted	34,132	33,462	33,026

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net Income	$29,240	$34,602	$43,992
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)(1)	4,492	(6,956)	(1,451)
Total other comprehensive gain (loss), net of tax	4,492	(6,956)	(1,451)
Comprehensive Income	$33,732	$27,646	$42,541

(1)	Net of tax (provision) benefit of $(2,517), $3,939 and $592 for the years ended December 31, 2017, 2016 and 2015, respectively.

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other	Treasury Stock,		Total
	Common Stock		Paid in	Retained	Comprehensive	at cost		Stockholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance at December 31, 2014	33,000	$—	$294	$156,861	$(3,171)	—	$—	$153,984
Stock-based compensation expense	—	—	9,630	—	—	—	—	9,630
Shares issued under stock-based plans	151	—	—	—	—	—	—	—
Net income	—	—	—	43,992	—	—	—	43,992
Foreign currency translation loss, net of tax	—	—	—	—	(1,451)	—	—	(1,451)
Purchases of treasury shares, at cost	—	—	—	—	—	(29)	(187)	(187)
Balance at December 31, 2015	33,151	$—	$9,924	$200,853	$(4,622)	(29)	$(187)	$205,968
Stock-based compensation expense	—	$—	8,522	—	—	—	—	8,522
Shares issued under stock-based plans	214	—	—	—	—	—	—	—
Net income	—	—	—	34,602	—	—	—	34,602
Foreign currency translation loss, net of tax	—	—	—	—	(6,956)	—	—	(6,956)
Purchases of treasury shares, at cost	—	—	—	—	—	(42)	(437)	(437)
Balance at December 31, 2016	33,365	$—	$18,446	$235,455	$(11,578)	(71)	$(624)	$241,699
Stock-based compensation expense	—	—	11,307	—	—	—	—	11,307
Shares issued under stock-based plans	568	—	28	—	—	—	—	28
Net income	—	—	—	29,240	—	—	—	29,240
Foreign currency translation gain, net of tax	—	—	—	—	4,492	—	—	4,492
Purchases of treasury shares, at cost	—	—	—	—	—	(357)	(5,079)	(5,079)
Balance at December 31, 2017	33,933	$—	$29,781	$264,695	$(7,086)	(428)	$(5,703)	$281,687

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities
Net Income	$29,240	$34,602	$43,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,388	15,564	18,388
Amortization of deferred loan costs and debt discount	7,196	6,913	3,371
Cost of revenue	396,632	327,966	216,858
Stock-based compensation expense	11,307	8,522	9,630
Fair value changes in contingent purchase consideration	2,358	3,300	—
Loss on early extinguishment of debt	22,895	—	—
Deferred income taxes, net	(4,742)	(2,201)	(1,399)
Other	(55)	(151)	984
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(19,056)	(16,232)	(467)
Other receivables and prepaid expenses	(3,310)	843	(3,804)
Accounts payable and accrued expenses	(5,306)	8,462	8,673
Current income taxes payable	(4,374)	5,785	(12,305)
Net cash provided by operating activities	447,173	393,373	283,921
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(1,419,399)	(1,308,197)	(1,172,169)
Loans and finance receivables repaid	909,554	858,048	849,358
Change in restricted cash	(2,565)	(20,126)	—
Acquisitions, net of cash acquired	—	—	(17,735)
Purchases of property and equipment	(16,528)	(14,396)	(32,241)
Other investing activities	1,805	95	618
Net cash used in investing activities	(527,133)	(484,576)	(372,169)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	30,000	58,400	63,400
Repayments under revolving line of credit	(30,000)	(116,800)	(5,000)
Borrowings under securitization facility	359,842	280,075	—
Repayments under securitization facility	(313,853)	(114,656)	—
Issuance of senior notes	250,000	—	—
Repayments of senior notes	(155,000)	—	—
Debt issuance costs paid	(14,662)	(6,702)	(1,596)
Debt prepayment penalty paid	(16,694)	—	—
Proceeds from exercise of stock options	28	—	—
Treasury shares purchased	(5,079)	(437)	(187)
Net cash provided by financing activities	104,582	99,880	56,617
Effect of exchange rates on cash	4,128	(10,809)	(1,409)
Net increase (decrease) in cash and cash equivalents	28,750	(2,132)	(33,040)
Cash and cash equivalents at beginning of year	39,934	42,066	75,106
Cash and cash equivalents at end of period	$68,684	$39,934	$42,066

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Nature of the Company

Enova International, Inc., formed on September 7, 2011, is an independent, publicly traded company, and the Company’s shares of common stock are listed on the New York Stock Exchange under the symbol “ENVA.” The Company operates an internet-based lending platform to serve customers in need of cash to fulfill their financial responsibilities. Through a network of direct and indirect marketing channels, the Company offers funds to its customers through a variety of unsecured loan and finance receivable products. The business is operated primarily through the internet to provide convenient, fully-automated financial solutions to its customers. As of December 31, 2017, the Company offered or arranged loans to consumers under the names “CashNetUSA” and “NetCredit” in 33 states in the United States, under the names “QuickQuid,” “Pounds to Pocket” and “On Stride Financial” in the United Kingdom, and under the name “Simplic” in Brazil. The Company also offered financing to small businesses in all 50 states and Washington D.C. in the United States under the names “Headway Capital” and “The Business Backer.” During 2016, the Company also launched “Enova Decisions” its analytics as a service business that leverages existing tools and technologies in order to help companies make decisions about their own customers.

The Company originates, guarantees or purchases consumer loans. Consumer loans provide customers with cash in their bank account, typically in exchange for an obligation to repay the amount advanced plus fees and/or interest. Consumer loans include short-term loans, line of credit accounts and installment loans. The Company provides financing to small businesses through either a line of credit account, installment loan or a receivables purchase agreement product (“RPAs”). RPAs represent a right to receive future receivables from a small business. Small businesses receive funds in exchange for a portion of the business’ future receivables at an agreed upon discount. In contrast, lending is a commitment to repay principal and interest. “Loans and finance receivables” include consumer loans, small business loans and RPAs.

Short-term loans include unsecured short-term loans written by the Company or by a third-party lender through the Company’s credit services organization and credit access business programs (“CSO programs” as further described below) that the Company guarantees. Line of credit accounts include draws made through the Company’s line of credit product. Installment loans are longer-term multi-payment loans that generally require the outstanding principal balance to be paid down in multiple installments and are written by the Company, by a third-party lender through the CSO programs or by a bank partner.

Through the Company’s CSO programs, the Company provides services related to a third-party lender’s consumer loan products in some markets by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under the CSO programs include credit-related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents (“CSO loans”). Under the CSO programs, the Company guarantees consumer loan payment obligations to the third-party lender in the event that the customer defaults on the loan. CSO loans are not included in the Company’s financial statements, but the Company has established a liability for the estimated losses related to the guarantee on these loans in its consolidated balance sheets.

The Company operates a program with a bank to provide technology, marketing services, and loan servicing for near-prime unsecured consumer installment loans. Under the program, the Company receives marketing and servicing fees while the bank receives an origination fee. The bank has the ability to sell the loans it originates to the Company. The Company does not guarantee the performance of the loans originated by the bank.

Basis of Presentation

The consolidated financial statements of the Company reflect the historical results of operations and cash flows of the Company during each respective period. The financial statements include goodwill and intangible assets arising from businesses previously acquired. The financial information included herein may not be indicative of the consolidated financial position, operating results, changes in stockholders’ equity and cash flows of the Company in the future. Intercompany transactions are eliminated.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Revenue Recognition

The Company recognizes revenue based on the financing products and services it offers and on loans it acquires. “Revenue” in the consolidated statements of income includes: interest income, finance charges, fees for services provided through the Company’s credit services organization and credit access business programs (“CSO programs”) (“CSO fees”), revenue on RPAs, draw fees, minimum billing fees, purchase fees, late fees and non-sufficient funds fees as permitted by applicable laws and pursuant to the agreement with the customer. For short-term loans that the Company offers, interest and finance charges are recognized on an effective yield basis over the term of the loan. For line of credit accounts, interest is recognized over the reporting period based upon the balance outstanding and the contractual interest rate, draw fees are recognized on an effective yield basis over the estimated outstanding period of the draw, and minimum billing fees are recognized when assessed to the customer. For installment loans, interest is recognized on an effective yield basis over the term of the loan. For RPAs, revenue and purchase fees are recognized on an effective yield basis over the projected delivery term of the agreements and fees are recognized when assessed. CSO fees are recognized on an effective yield basis over the term of the loan. Late and nonsufficient funds fees are recognized when assessed to the customer. Direct costs associated with originating loans or RPAs and purchasing installment loans, such as third-party customer acquisition costs or purchase premiums, are deferred and amortized against revenue on an effective yield basis over the term of the loan or the projected delivery term of the finance receivable. Short-term loans, line of credit accounts, installment loans, RPAs, unpaid and accrued interest, fees and revenue and deferred origination costs are included in “Loans and finance receivables, net” in the consolidated balance sheets.

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

The allowance or liability for short-term loans classified as current is based on historical loss rates adjusted for recent default trends for current loans. For delinquent short-term loans, the allowance or liability is based on a six-month rolling average of loss rates by stage of collection. For line of credit account, installment loan and RPA portfolios, the Company generally uses either a migration analysis or roll-rate based methodology to estimate losses inherent in the portfolio. The allowance or liability calculation under the migration analysis and roll-rate methodology is based on historical charge-off experience and the loss emergence period, which represents the average amount of time between the first occurrence of a loss event and the charge-off of a loan or RPA. The factors the Company considers to assess the adequacy of the allowance or liability include past due performance, historical behavior of monthly vintages, underwriting changes, delinquency status, payment history and recency factors.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and maintenance activities are expensed as incurred. Depreciation expense is generally provided on a straight-line basis, using the following estimated useful lives:

Computer hardware and software	3 to 5 years
Furniture, fixtures and equipment	3 to 7 years
Leasehold improvements (1)	3 to 10 years

(1)	Leasehold improvements are depreciated over the lesser of the estimated useful life, remaining lease term, or 10 years.

Software Development Costs

The Company applies Accounting Standards Codification (“ASC”) 350-40, Internal Use Software (“ASC 350-40”), to its software purchase and development activities. Under ASC 350-40, eligible internal and external costs incurred for the development of computer software applications, as well as for upgrades and enhancements that result in additional functionality of the applications, are capitalized to “Property and equipment” on the consolidated balance sheets. Internal and external training and maintenance costs are charged to expense as incurred or over the related service period. When a software application is placed in service, the Company begins amortizing the related capitalized software costs using the straight-line method based on its estimated useful life, which currently ranges from one to five years.

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

As of December 31, 2017, the Company had $267.0 million of goodwill, all of which is expected to be deductible for tax purposes.

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

Hedging and Derivatives Activity

The Company periodically uses foreign currency forward contracts, which are considered derivative instruments, to minimize the effects of foreign currency risk in Brazil and the United Kingdom related to the operations of the Company. The forward contracts are not designated as hedges as defined by ASC 815, Derivatives and Hedging; therefore, any changes in the fair value of the forward contracts are recognized in “Foreign currency transaction gain (loss), net” in the consolidated statements of income. See Note 13.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2017, the Company owned a $6.7 million investment in the preferred stock of a privately-held developing financial services entity. The Company’s impairment evaluation of this investment as of December 31, 2017 determined that an impairment loss was not probable as of that date.

Marketing Expenses

Marketing expenses consist of digital costs, lead purchase costs and offline marketing costs such as television and direct mail advertising. Marketing costs directly related to loan and RPA originations are deferred and amortized against revenue. Marketing costs not directly resulting in loan and RPA originations are expensed as incurred. The production costs associated with offline marketing are expensed as incurred.

In 2015 and 2016, the Company also had an agreement with an independent third party pursuant to which the Company paid a portion of the net revenue received from the customers referred to the Company by such third party.

Operations and Technology Expenses

Operations and technology expenses include all expenses related to the direct operations and technology infrastructure related to loan underwriting and processing. This includes call center and operations personnel costs, software maintenance expense, underwriting data from third-party vendors, bank and transaction fees and telephony costs.

General and Administrative Expenses

General and Administrative expenses primarily include the Company’s corporate personnel costs, as well as legal, occupancy, and other related costs.

Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”) and recognizes compensation expense based on the grant date fair value over the remaining vesting periods for stock-based awards.

Under applicable accounting standards, the fair value of share-based compensation is determined at the grant date and the recognition of the related expense is recorded over the period in which the share-based compensation vests. However, with respect to income taxes, the related deduction from taxes payable is based on the award’s intrinsic value at the time of exercise (for an option) or on the fair value upon vesting of the award (for RSUs), which can be either greater (creating an excess tax benefit) or less (creating a tax deficiency) than the deferred tax benefit recognized as compensation cost is recognized in the financial statements. Pursuant to Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), these excess tax benefits/deficiencies are recognized as income tax benefit/expense in the statement of income and, within the statement of cash flows, are classified in operating activities in the same manner as other cash flows related to income taxes. The extent of excess tax benefits/deficiencies is subject to variation in the Company’s stock price and timing/extent of RSU vestings and employee stock option exercises.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company accounts for uncertainty in income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 requires that a more-likely-than-not threshold (greater than 50 percent) be met before the benefit of a tax position may be recognized in the consolidated financial statements and prescribes how such benefit should be measured. It also provides guidance on recognition adjustment, classification, accrual of interest and penalties, accounting in interim periods, disclosure and transition. The Company records interest and penalties related to tax matters as income tax expense in the consolidated statements of income.

The Company performs an evaluation of the recoverability of its deferred tax assets on a quarterly basis. The Company establishes a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. The Company analyzes several factors, including the nature and frequency of operating losses, the Company’s carryforward period for any losses, the reversal of future taxable temporary differences, the expected occurrence of future income or loss and the feasibility of available tax planning strategies to protect against the loss of deferred tax assets. See Note 9 for further discussion.

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

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income	$29,240	$34,602	$43,992
Denominator:
Total weighted average basic shares	33,523	33,192	33,006
Shares applicable to stock-based compensation	609	270	20
Total weighted average diluted shares	34,132	33,462	33,026
Earnings per share – basic	$0.87	$1.04	$1.33
Earnings per share – diluted	$0.86	$1.03	$1.33

For the years ended December 31, 2017, 2016 and 2015, 1,563,975, 1,622,331 and 1,700,296 shares of common stock underlying stock options, respectively, and 182,008, 464,500 and 368,111 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09. The amendments in ASU 2016-09 simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 on January 1, 2017. The adoption of ASU 2016-09 did not have a material impact on the Company’s financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 provide guidance on eight specific cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity method investees and beneficial interests in securitization transactions. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company early-adopted ASU 2016-15 on July 1, 2017. The adoption of ASU 2016-15 did not have a material impact on the Company’s financial statements.

Accounting Standards to be Adopted in Future Periods

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”) which allows a

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate under the Tax Cuts and Jobs Act. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate. ASU 2018-02 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018 with early adoption in any interim period permitted. The Company will adopt this ASU in the first quarter of 2018. The adoption of ASU 2018-02 is not expected to have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”) clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective on a prospective basis for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. The adoption of ASU 2017-09 is not expected to have a material impact on the Company’s financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”). ASU 2016-18 clarifies certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2016-18 will modify the Company's current disclosures and classifications within the consolidated statement of cash flows and the presentation of its restricted cash activity.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016‑13”). The amendments in ASU 2016‑13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016‑13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those fiscal

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

years. The Company is assessing the impact of ASU 2016‑13, which at the date of adoption is expected to increase the allowance for credit losses with a resulting negative adjustment to retained earnings.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company will adopt this ASU under the modified-prospective method effective January 1, 2018. The Company has completed its assessment of the guidance and determined its loan and finance receivables are excluded from the scope of ASU 2014-09. As a result of this scope exception, the Company has concluded the impact will not be material to its consolidated financial statements.

2. Acquisitions

On June 23, 2015, the Company completed the purchase of certain assets and assumed certain liabilities of a company operating as The Business Backer, LLC, which purchases discounted future accounts receivables from small businesses throughout the United States through RPAs, which provide working capital for small businesses. The total consideration of $26.4 million was comprised of $17.7 million in cash at closing, a $3.0 million promissory note (included in “Accounts payable and accrued expenses” in the consolidated balance sheets) and estimated contingent consideration of $5.7 million based on future earn-out opportunities. The contingent purchase consideration was recorded at its estimated fair value at the date of acquisition based upon the Company’s assessment of the probable earnings attributable to the business as defined in the purchase agreement. To the extent operating results exceed the Company’s estimate, additional contingent consideration would be due, however the total consideration paid may not exceed $71 million. The contingent purchase consideration is revalued each reporting period with changes in fair value of the contingent consideration obligations recognized as a gain or loss on fair value remeasurement in the Company’s consolidated statements of income. The fair value of the contingent purchase consideration was remeasured as of December 31, 2016 a gain from the fair value remeasurement of $3.3 million was recognized in “General and administrative expenses” in the consolidated statements of income. Based on future expected earnings, the Company did not expect to pay any additional contingent consideration and recorded an adjustment to write-off the remaining liability of $2.7 million in 2017.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans and Finance Receivables, Credit Quality Information and Allowances and Liabilities for Estimated Losses on Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Short-term loans	$197,408	$196,255	$204,893
Line of credit accounts	262,760	220,462	185,521
Installment loans and RPAs	382,683	327,375	260,507
Total loans and finance receivables revenue	842,851	744,092	650,921
Other	890	1,477	1,679
Total Revenue	$843,741	$745,569	$652,600

The components of Company-owned loans and finance receivables at December 31, 2017 and 2016 were as follows (in thousands):

	As of December 31, 2017
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$45,552	$161,070	$537,634	$744,256
Delinquent receivables:
Delinquent payment amounts(1)	—	7,696	3,635	11,331
Receivables on non-accrual status	28,120	1,302	42,740	72,162
Total delinquent receivables	28,120	8,998	46,375	83,493
Total loans and finance receivables, gross	73,672	170,068	584,009	827,749
Less: Allowance for losses	(19,917)	(31,148)	(71,979)	(123,044)
Loans and finance receivables, net	$53,755	$138,920	$512,030	$704,705

	As of December 31, 2016
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$35,516	$130,576	$413,638	$579,730
Delinquent receivables:
Delinquent payment amounts(1)	—	4,560	2,110	6,670
Receivables on non-accrual status	27,489	9,047	37,559	74,095
Total delinquent receivables	27,489	13,607	39,669	80,765
Total loans and finance receivables, gross	63,005	144,183	453,307	660,495
Less: Allowance for losses	(17,770)	(26,594)	(54,581)	(98,945)
Loans and finance receivables, net	$45,235	$117,589	$398,726	$561,550

(1)

Represents the delinquent portion of installment loans and line of credit account balances for customers that have only missed one payment. See Note 1 “Significant Accounting Policies-Current and Delinquent Loans and Finance Receivables” for additional information.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the allowance for losses for the Company-owned loans and finance receivables and the liability for estimated losses on the Company’s guarantees of third-party lender-owned loans through the CSO programs for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	Year Ended December 31, 2017
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$17,770	$26,594	$54,581	$98,945
Cost of revenue	77,775	93,416	225,179	396,370
Charge-offs	(98,243)	(102,725)	(254,109)	(455,077)
Recoveries	22,089	13,863	45,773	81,725
Effect of foreign currency translation	526	—	555	1,081
Balance at end of period	$19,917	$31,148	$71,979	$123,044
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,716	$—	$280	$1,996
Increase (decrease) in liability	389	—	(127)	262
Balance at end of period	$2,105	$—	$153	$2,258

	Year Ended December 31, 2016
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$14,652	$15,727	$36,943	$67,322
Cost of revenue	69,202	88,489	170,035	327,726
Charge-offs	(85,599)	(92,044)	(182,471)	(360,114)
Recoveries	20,362	14,422	29,804	64,588
Effect of foreign currency translation	(847)	—	270	(577)
Balance at end of period	$17,770	$26,594	$54,581	$98,945
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,298	$—	$458	$1,756
Increase (decrease) in liability	418	—	(178)	240
Balance at end of period	$1,716	$—	$280	$1,996

	Year Ended December 31, 2015
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$14,324	$19,749	$30,875	$64,948
Cost of revenue	62,571	43,547	110,560	216,678
Charge-offs	(83,316)	(68,075)	(129,537)	(280,928)
Recoveries	21,374	20,694	25,585	67,653
Effect of foreign currency translation	(301)	(188)	(540)	(1,029)
Balance at end of period	$14,652	$15,727	$36,943	$67,322
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,575	$—	$1	$1,576
(Decrease) increase in liability	(277)	—	457	180
Balance at end of period	$1,298	$—	$458	$1,756

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of December 31, 2017 and 2016, the amount of consumer loans guaranteed by the Company was $34.1 million and $32.2 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $2.3 million and $2.0 million as of December 31, 2017 and 2016, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

4. Property and Equipment

As a leading technology and analytics company, a significant amount of capital is invested in developing computer software and systems infrastructure.

Major classifications of property and equipment at December 31, 2017 and 2016 were as follows (in thousands):

	As of December 31, 2017
	Cost	Accumulated Depreciation	Net
Computer software	$82,757	$(56,282)	$26,475
Furniture, fixtures and equipment	33,834	(25,912)	7,922
Leasehold improvements	25,196	(11,068)	14,128
Total	$141,787	$(93,262)	$48,525

	As of December 31, 2016
	Cost	Accumulated Depreciation	Net
Computer software	$72,277	$(48,680)	$23,597
Furniture, fixtures and equipment	30,974	(22,159)	8,815
Leasehold improvements	24,267	(9,579)	14,688
Total	$127,518	$(80,418)	$47,100

The Company capitalized internal software development costs of $12.0 million, $8.1 million and $9.8 million during 2017, 2016 and 2015, respectively.

The Company recognized depreciation expense of $13.3 million, $14.4 million and $17.9 million during 2017, 2016 and 2015, respectively.

5. Goodwill and Other Intangible Assets

Goodwill is tested for impairment at least annually. See Note 1 for further discussion.

Goodwill

Changes in the carrying value of goodwill for the years ended December 31, 2017 and 2016 were as follows (in thousands):

Balance as of January 1, 2016	$267,008
Effect of foreign currency translation	2
Balance as of December 31, 2016	$267,010
Effect of foreign currency translation	5
Balance as of December 31, 2017	$267,015

Acquisitions represent the original goodwill allocation and final adjustments to purchase price allocations during the measurement period subsequent to the acquisition date. The impact of final purchase price allocation adjustments on the Company’s results of operations and financial position were immaterial.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquired Intangible Assets

Acquired intangible assets that are subject to amortization as of December 31, 2017 and 2016, were as follows (in thousands):

	As of December 31, 2017
	Cost	Accumulated Amortization	Net
Customer relationships	$3,536	$(3,136)	$400
Lead provider and broker relationships	5,689	(4,089)	1,600
Trademarks	2,595	(670)	1,925
Non-competition agreements	800	(400)	400
Total	$12,620	$(8,295)	$4,325

	As of December 31, 2016
	Cost	Accumulated Amortization	Net
Customer relationships	$3,533	$(2,973)	$560
Lead provider and broker relationships	5,689	(3,449)	2,240
Trademarks	2,590	(546)	2,044
Non-competition agreements	800	(240)	560
Total	$12,612	$(7,208)	$5,404

Non-competition agreements are amortized over the applicable terms of the contract. Customer, lead provider and broker relationships are generally amortized over three to five years based on the pattern of economic benefits provided. Trademarks are generally amortized over three to 20 years on a straight-line basis.

Amortization

Amortization expense for acquired intangible assets was $1.1 million, $1.1 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Estimated future amortization expense for the years ended December 31, is as follows (in thousands):

Year	Amount
2018	$1,070
2019	1,070
2020	590
2021	110
2022	110

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2017, 2016 were as follows (in thousands):

	As of December 31,
	2017	2016
Trade accounts payable	$25,579	$25,420
Accrued payroll and fringe benefits	14,877	14,165
Accrued interest payable	11,064	5,043
Deferred finish out allowance	7,979	8,939
Deferred fees on third-party consumer loans	7,074	6,869
Accrual for consumer loan payments rejected for non-sufficient funds	5,096	3,680
Promissory note	3,000	3,000
Liability for losses on third-party lender owned consumer loans	2,258	1,996
Contingent consideration	—	2,358
Other accrued liabilities	196	201
Total	$77,123	$71,671

7. Marketing Expenses

Marketing expenses for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Advertising	$64,186	$66,184	$80,526
Customer procurement expense including lead purchase costs	37,224	30,551	29,327
Customer referral and revenue sharing expense	19	669	7,029
Total	$101,429	$97,404	$116,882

See Note 1 for further discussion.

8. Long-term debt

The Company’s long-term debt instruments and balances outstanding as of December 31, 2017 and 2016 were as follows (in thousands):

	December 31,
	2017	2016

Securitization notes	$211,406	$165,419
9.75% senior notes due 2021	342,558	495,622
8.50% senior notes due 2024	250,000	—
Subtotal	803,964	661,041
Less: Long-term debt issuance costs	(15,422)	(11,130)
Total long-term debt	$788,542	$649,911

8.50% Senior Unsecured Notes Due 2024

On September 1, 2017, the Company issued and sold $250.0 million in aggregate principal amount of 8.50% Senior Notes due 2024 (the “2024 Senior Notes”). The 2024 Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States pursuant to Regulation S under the Securities Act. The 2024 Senior Notes bear interest at a rate of 8.50% annually on the principal amount payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2018. The 2024 Senior Notes were sold at a price of 100%. The 2024 Senior Notes will mature on September 1, 2024. The 2024 Senior Notes are unsecured debt obligations of the Company, and are unconditionally guaranteed by certain of its domestic subsidiaries.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2017, the carrying amount of the 2024 Senior Notes was $242.8 million, which included unamortized issuance costs of $7.2 million. The issuance costs are being amortized to interest expense over a period of seven years, through the maturity date of September 1, 2024. For the year ended December 31, 2017 the total interest expense recognized was $7.4 million of which $0.4 million represented the non-cash amortization of the issuance costs.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On October 20, 2017 (the “Amendment Closing Date”), the Company and certain of its subsidiaries amended and restated the 2016‑1 Securitization Facility (the “Amended Facility”). The counterparties to the Amended Facility included certain purchasers, the Administrative Agent and the Indenture Trustee. The Amended Facility relates to Receivables that have been and will be originated or acquired under the Company’s NetCredit brand by the Originators and that meet specified eligibility criteria. The eligible Receivables that were owned by the Issuer remained in the Amended Facility and the ineligible Receivables were removed. Under the Amended Facility, additional eligible Receivables may be sold to the Issuer and serviced by another subsidiary of the Company. As of the Amendment Closing Date, the Issuer owned eligible Receivables with an outstanding principal balance equal to $226.4 million.

In connection with the amendment and restatement, all of the outstanding notes issued by the Issuer prior to the Amendment Closing Date were redeemed and the Issuer issued an initial term note with an initial principal amount of $181.1 million (the “2017 Initial

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Term Note”) and variable funding notes (the “2017 Variable Funding Notes”) with an aggregate committed availability of $75 million per quarter with an option to increase the commitment to $90 million with the consent of the holders of the 2017 Variable Funding Notes. As described below, the Issuer will subsequently issue term notes (the “2017 Term Notes” and, together with the 2017 Initial Term Note and the 2017 Variable Funding Notes the “2017 Securitization Notes”) at the end of each calendar quarter. The maximum principal amount of the 2017 Securitization Notes that may be outstanding at any time under the Amended Facility is $275 million.

On each of January 2, 2018, April 2, 2018, July 2, 2018, October 1, 2018, December 31, 2018 and April 1, 2019, the Receivables financed under the 2017 Variable Funding Notes will be allocated to a 2017 Term Note, which 2017 Term Note will be issued to the holders of the 2017 Variable Funding Notes and the 2017 Variable Funding Note on such date will be reduced to zero. The 2017 Securitization Notes are non-recourse to the Company and mature at various dates, the latest of which will be April 15, 2022 (the “2017 Final Maturity Date”).

The 2017 Securitization Notes are issued pursuant to an amended and restated indenture, dated as of the Amendment Closing Date, between the Issuer and the Indenture Trustee. The 2017 Securitization Notes bear interest at a rate per annum equal to One-Month LIBOR (subject to a floor) plus 7.50%. In addition, the Issuer paid certain customary upfront closing fees to the Administrative Agent and will pay customary annual commitment and other fees to the purchasers under the Amended Facility. Subject to certain exceptions, the Issuer is not permitted to prepay or redeem any of the 2017 Securitization Notes prior to April 15, 2019 except for a one-time prepayment of the 2017 Securitization Notes related to a removal of Receivables in an amount no greater than $100 million. Following such date, the Issuer is permitted to voluntarily prepay any of the 2017 Securitization Notes, subject to an optional redemption premium. Interest and principal payments on the 2017 Securitization Notes will be made monthly. Any remaining amounts outstanding will be payable no later than the 2017 Final Maturity Date.

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

On October 25, 2017, the Issuer and the Indenture Trustee amended the Amended Facility to permit a holder of a 2017 Term Note or the 2017 Initial Term Note to exchange such notes for notes with an alternative structure with terms not materially different to the Issuer than the exchanged Term Notes or Initial Term Notes.

As of December 31, 2017, the carrying amount of the Amended Facility was $193.0  million, which included unamortized issuance costs of $3.3 million. The issuance costs are being amortized to interest expense over a period of three years. The total interest expense recognized related to the 2016-1 Securitization facility and the Amended Facility was $16.6 million, of which $2.1 million represented the non-cash amortization of the issuance costs, and $13.5 million, of which $3.2 million represented the non-cash amortization of the issuance costs for the years ended December 31, 2017 and 2016, respectively.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2017 and 2016, the carrying amount of the 2016-2 Facility was $15.1 million and $12.1 million, respectively. In connection with the issuance of the 2016-2 Facility, the Company incurred debt issuance costs of approximately $0.2 million. The unamortized balance of these costs as of December 31, 2017 is included in “Other assets” in the consolidated balance sheets. These costs are being amortized to interest expense over a period of 36 months, the term of the 2016-2 Facility. The total interest expense recognized was $1.9 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively.

Revolving Credit Facilities

2017 Credit Agreement

On June 30, 2017, the Company and certain of its operating subsidiaries entered into a secured revolving credit agreement with a syndicate of banks including TBK Bank, SSB (“TBK”), as Administrative Agent and Collateral Agent, Jefferies Finance LLC and TBK as Joint Lead Arrangers and Joint Lead Bookrunners, and Green Bank, N.A., as Lender (the “2017 Credit Agreement”).

The 2017 Credit Agreement is secured by domestic receivables and replaced the 2014 Credit Agreement (as described below). The borrowing limit in the 2017 Credit Agreement increased to $40 million from $35 million in the 2014 Credit Agreement, and its maturity date is May 1, 2020. The Company had no borrowings outstanding under the 2017 Credit Agreement as of December 31, 2017.

The 2017 Credit Agreement provides for a revolving credit line with interest on borrowings under the facility at prime rate plus 1.00%. In addition, the 2017 Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the line, and ranges from 0.30% per annum to 0.50% per annum depending on usage. A portion of the revolving credit facility, up to a maximum of $20 million, is available for the issuance of letters of credit. The Company had outstanding letters of credit under the 2017 Credit Agreement of $8.0 million as of December 31, 2017. The 2017 Credit Agreement provides for certain prepayment penalties if it is terminated on or before its first and second anniversary date, subject to certain exceptions.

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

In connection with the issuance of the 2017 Credit Agreement, as amended, the Company incurred debt issuance costs of approximately $2.2 million, which primarily consisted of underwriting fees and legal expenses. The unamortized balance of these costs as of December 31, 2017 is included in “Other assets” in the consolidated balance sheets. These costs are being amortized to interest expense over a period of 34 months, the term of the 2017 Credit Agreement.

2014 Credit Agreement

On May 14, 2014, the Company and its domestic subsidiaries as guarantors entered into a credit agreement among the Company, the guarantors, Jefferies Finance LLC as administrative agent and Jefferies Group LLC as lender (the “2014 Credit Agreement”). The 2014 Credit Agreement provided for an unsecured revolving credit facility of up to $75.0 million, including a multi-currency sub-

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

facility that gives the Company the ability to borrow up to $25.0 million that may be specified in foreign currencies subject to the terms and conditions of the 2014 Credit Agreement. On March 25, 2015, an amendment to the 2014 Credit Agreement reduced the Company’s unsecured revolving line of credit to $65.0 million (from $75.0 million) and increased an additional senior secured indebtedness basket to the greater of $20.0 million or 2.75% of consolidated total assets (as defined in the credit agreement) (from $15.0 million or 2% of consolidated total assets). In addition, the March 25, 2015 amendment revised certain definitions and provisions relating to limitations on indebtedness, investments, dispositions, fundamental changes and burdensome agreements to allow certain of the Company’s foreign subsidiaries, which opt to become guarantors of its obligations under the credit agreement, to be treated as domestic subsidiaries for purposes of those provisions. On November 5, 2015 the Company and certain of its domestic subsidiaries, as guarantors, entered into an amendment to the 2014 Credit Agreement, which further reduced the Company’s unsecured revolving line of credit to $60.0 million (from $65.0 million) and increased the maximum allowable leverage ratio as defined in the 2014 Credit Agreement to 3.75 to 1.00 (from 3.00 to 1.00) solely for the fiscal quarters ending December 31, 2015 and March 31, 2016. In addition, the November 5, 2015 amendment (i) revised certain definitions and provisions to clarify the treatment of securitization subsidiaries as defined in the credit, and (ii) clarified the treatment of operating leases under the credit agreement in light of contemplated changes to accounting treatment concerning such operating leases.

On December 29, 2015, the Company and certain of its domestic subsidiaries, as guarantors, entered into an amendment to the 2014 Credit Agreement, which temporarily increased the Company’s revolving line of credit to $75 million, an increase of $15.0 million ($5.0 million on December 29, 2015 and $10.0 million on January 4, 2016). Once the Company received the proceeds from the consumer loan securitization financing in January 2016, it repaid the outstanding balance on the revolving line of credit in full and, in accordance with the terms of the amendment, the revolving commitment amount was reduced to $40.0 million.

On June 30, 2016, the Company and certain of its domestic subsidiaries, as guarantors, entered into a fourth amendment to the 2014 Credit Agreement, which increased the maximum allowable leverage ratio (as defined in the credit agreement) for the fiscal quarter ended June 30, 2016 to 4.00 to 1.00 (from 3.00 to 1.00) and for the fiscal quarters ended September 30, 2016 and December 31, 2016 to 3.50 to 1.00 (in each case, from 3.00 to 1.00).

On September 30, 2016, the Company and certain of its domestic subsidiaries, as guarantors, entered into a fifth amendment to the 2014 Credit Agreement, which increased the maximum allowable leverage ratio (as defined in the credit agreement) for the fiscal quarters ended September 30, 2016 and thereafter to 4.25 to 1.00 (from 3.50 to 1.00) and decreased the Company’s unsecured revolving line of credit by $5.0 million from $40.0 million to $35.0 million.

Interest on the amounts borrowed was charged, at the Company’s option, at either LIBOR for one week or one-, two-, three- or six-month periods, as selected by the Company, plus a margin varying from 2.50% to 3.75% or at the agent’s base rate plus a margin varying from 1.50% to 2.75%. The margin for the borrowings under the 2014 Credit Agreement was dependent on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the revolving line of credit was 4.18% at December 31, 2016. The Company was also required to pay a fee on the unused portion of the line of credit ranging from 0.25% to 0.50% (0.50% as of December 31, 2016) based on the Company’s cash flow leverage ratios. The 2014 Credit Agreement matured on June 30, 2017. The Company had no outstanding borrowings under the 2014 Credit Agreement as of December 31, 2016.

The 2014 Credit Agreement also included a sub-limit of up to $20.0 million for standby or commercial letters of credit that was guaranteed by the Company’s domestic subsidiaries. In the event that an amount was paid by the issuing bank under a letter of credit, it was due and payable by the Company on demand. Pursuant to the terms of the 2014 Credit Agreement, the Company agreed to pay fees equal to the LIBOR margin per annum on the undrawn amount of each outstanding standby letter of credit plus a one-time commercial letter of credit fee of 0.20% of the face amount of each commercial letter of credit plus 0.25% per annum on the average daily amount of the total letter of credit exposure. The Company had outstanding letters of credit of $6.6 million under its 2014 Credit Agreement as of December 31, 2016.

In connection with the issuance of the 2014 Credit Agreement, the Company incurred debt issuance costs of approximately $1.6 million, which primarily consisted of underwriting fees and legal expenses. The unamortized balance of these costs were included in “Other assets” in the consolidated balance sheets. These costs were amortized to interest expense over a period of 37 months, the term of the 2014 Credit Agreement.

$500.0 Million 9.75% Senior Unsecured Notes

On May 30, 2014, the Company issued and sold $500.0 million in aggregate principal amount of 9.75% Senior Notes due 2021 (the “2021 Senior Notes”). The 2021 Senior Notes bear interest at a rate of 9.75% annually on the principal amount payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2014. The 2021 Senior Notes were sold at a discount of the principal amount to yield 10.0% to maturity and will mature on June 1, 2021. The 2021 Senior Notes are unsecured debt

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

obligations of the Company, and are unconditionally guaranteed by all of the Company’s domestic subsidiaries, except for designated securitization subsidiaries. The 2021 Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and outside the United States pursuant to Regulation S under the Securities Act. As required by a registration rights agreement that the Company entered into with the initial purchaser when the 2021 Senior Notes were issued, the Company completed an exchange offer in April 2015. All of the unregistered 2021 Senior Notes have been exchanged for identical new notes registered under the Securities Act.

The 2021 Senior Notes are governed by an indenture (the “2021 Senior Notes Indenture”), dated May 30, 2014, between the Company, the Company’s domestic subsidiaries, as guarantors, and the trustee. The 2021 Senior Notes Indenture contains certain covenants that, among other things, limit the Company’s, and certain of its subsidiaries’, ability to incur additional debt, acquire or create new subsidiaries, create liens, engage in certain transactions with affiliates and consolidate or merge with or into other companies. The 2021 Senior Notes Indenture provides for customary events of default, including non-payment and failure to comply with covenants or other agreements in the 2021 Senior Notes Indenture.

The 2021 Senior Notes are redeemable at the Company’s option, in whole or in part, (i) at any time prior to June 1, 2017 at 100% of the aggregate principal amount of 2021 Senior Notes redeemed plus the applicable “make whole” redemption price specified in the 2021 Senior Notes Indenture, plus accrued and unpaid interest, if any, to the redemption date and (ii) at any time on or after June 1, 2017 at a premium specified in the 2021 Senior Notes Indenture that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to June 1, 2017, at its option, the Company may redeem up to 35% of the aggregate principal amount of the 2021 Senior Notes at a redemption price equal to 109.75% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, with the proceeds of certain equity offerings as described in the 2021 Senior Notes Indenture. If a change of control occurs, as that term is defined in the 2021 Senior Notes Indenture, the holders of the 2021 Senior Notes will have the right, subject to certain conditions, to require the Company to repurchase their 2021 Senior Notes at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, as of the date of repurchase. The Spin-off did not constitute a change of control under the 2021 Senior Notes Indenture.

The Company used all of the net proceeds of the 2021 Senior Notes offering, or $479.0 million, to repay all of its intercompany indebtedness due to Cash America, which was $361.4 million as of May 30, 2014, and the remaining net proceeds were used to pay a significant portion of the $122.4 million in cash dividends to Cash America.

During the year ended December 31, 2017 the Company repurchased $155.0 million principal amount of the 2021 Senior Notes for aggregate cash consideration of $166.3 million plus accrued interest. In connection with these purchases, the Company recorded a loss on extinguishment of debt of approximately $14.9 million ($9.2 million net of tax), which is included in “Loss on early extinguishment of debt” in the consolidated statements of income.

As of December 31, 2017 and 2016, the carrying amount of the 2021 Senior Notes was $337.6 million and $486.4 million, respectively, which included an unamortized discount of $2.4 million and $4.4 million, respectively and unamortized issuance costs of $4.9 million and $9.3 million, respectively. The discount and issuance costs are being amortized to interest expense over a period of seven years, through the maturity date of June 1, 2021. For the years ended December 31, 2017 and 2016 the total interest expense recognized was $46.9 million, of which $0.8 million represented the non-cash amortization of the discount and $1.9 million represented the non-cash amortization of the issuance costs, and $51.6 million of which $0.7 million represented the non-cash amortization of the discount and $2.1 million represented the non-cash amortization of the issuance costs, respectively.

Weighted-average interest rates on long-term debt were 10.63% and 10.71% during 2017 and 2016, respectively.

As of December 31, 2017 and 2016, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2017, required principal payments under the terms of the long-term debt for each of the five years after December 31, 2017 are as follows (in thousands):

Year	Amount
2018	$—
2019	—
2020	—
2021	345,000	(1)
2022	—
Thereafter	250,000	(2)
Securitization	211,406	(3)
Total	$806,406

(1) The $345.0 million 9.75% Senior Unsecured Notes mature June 1, 2021.

(2) The $250.0 million 8.50% Senior Unsecured Notes mature September 1, 2024

(3)	The 2016-1 Securitization Facility matures at various dates, the latest of which will be April 15, 2021, and the 2016-2 Facility matures on December 1, 2019.

9. Income Taxes

The components of the Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016 were as follows (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Loans and finance receivables, net	$27,444	$38,275
Compensation and benefits	4,423	7,397
Translation adjustments	2,531	6,726
Accrued rent and deferred finish out allowance	2,786	4,372
Foreign net operating loss carryforward	2,164	1,449
Other	1,441	1,960
Total deferred tax assets	$40,789	$60,179
Deferred tax liabilities:
Amortizable intangible assets	$42,334	$60,762
Property and equipment	7,760	11,443
Other	153	483
Total deferred tax liabilities	$50,247	$72,688
Net deferred tax liabilities before valuation allowance	$(9,458)	$(12,509)
Valuation allowance	(2,650)	(1,807)
Net deferred tax liabilities	$(12,108)	$(14,316)

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the provision for income taxes and the income to which it relates for the years ended December 31, 2017, 2016 and 2015 are shown below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income before income taxes:
Domestic	$37,900	$57,422	$70,519
International	—	14	—
Income before income taxes	$37,900	$57,436	$70,519
Current provision (benefit):
Federal	$11,366	$22,656	$25,601
International	(3)	94	114
State and local	2,045	2,347	2,211
Total current provision for income taxes	$13,408	$25,097	$27,926
Deferred benefit:
Federal	$(4,461)	$(2,152)	$(1,360)
International	—	—	—
State and local	(287)	(111)	(39)
Total deferred benefit for income taxes	$(4,748)	$(2,263)	$(1,399)
Total provision for income taxes	$8,660	$22,834	$26,527

The effective tax rate on income differs from the federal statutory rate of 35% for the following reasons (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Tax provision computed at the federal statutory income tax rate	$13,265	$20,103	$24,682
Deferred tax impact of tax reform	(7,491)	—	—
State and local income taxes, net of federal tax benefits	1,440	1,401	1,408
Share based compensation	(1,005)	1,656	—
Foreign exchange gain	724	—	—
Other	1,727	(326)	437
Total provision	$8,660	$22,834	$26,527
Effective tax rate	22.9%	39.8%	37.6%

On December 22, 2017, the Tax Cuts and Jobs Acts was enacted into law. The new tax legislation contains several key tax provisions including the reduction of the corporate income tax rate to 21% effective January 1, 2018 as well as a variety of other changes including the acceleration of expensing of certain business assets and reductions in the amount of executive pay that could qualify as a tax deduction. The Company has recorded an estimated net tax benefit of $7.5 million from the remeasurement of deferred tax assets and liabilities at lower enacted corporate tax rates. ASC 740 requires the Company to recognize the effect of the tax law changes in the period of enactment. Adjustments to deferred tax expense could arise when deferred taxes are trued-up to the amounts reported on the tax returns through the return-to-provision process. In addition, the legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service (“IRS”), any of which could affect the estimates included in the provision. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. If any adjustment is required, it will be reflected as an additional expense or benefit in the 2018 financial statements, as allowed by SEC Staff Accounting Bulletin No. 118.

The Company has gross foreign net operating loss carryforwards from Brazilian operations of $10.7 million as of December 31, 2017, $4.3 million as of December 31, 2016, and $2.8 million as of December 31, 2015. These net operating loss carryforwards are subject to annual limitations and have an unlimited carryforward period. The Company has recorded a full valuation allowance related to the foreign net operating loss carryforwards, as well as other foreign deferred tax assets, as they are not more likely than not to be utilized.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the valuation account activity for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of period	$1,807	$1,220	$670
Additions	843	587	550
Deductions	—	—	—
Balance at end of period	$2,650	$1,807	$1,220

A reconciliation of the activity related to unrecognized tax benefits follows for the fiscal years indicated (in thousands):

	Year Ended December 31,
	2017	2016
Balance at beginning of period	$351	$—
Additions based on tax positions related to the current year	229	118
Additions for tax positions of prior years	147	233
Balance at end of period	$727	$351

The Company does not believe it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits will change by a significant amount. The Company recorded no expense for interest and penalties related to tax matters as of December 31, 2017.

The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. The IRS audits for tax years 2011 through 2014 were concluded with no adjustments to the financial statements. The 2015 and 2016 tax years are open to examination by the IRS. The years open to examination by state, local, and foreign government authorities vary by jurisdiction, but the statute of limitation is generally three years from the date the tax return is filed.

10. Commitments and Contingencies

Leases

The Company leases its headquarters in Chicago, Illinois, a call center facility in Gurnee, Illinois, and office space in Blue Ash, Ohio and London, United Kingdom under operating leases with remaining terms ranging from two to ten years with certain rights to extend for additional periods. The operating expenses and real estate taxes are not included in the table below. Future minimum rentals due under non-cancelable leases as of December 31, 2017 are as follows for each of the years ending December 31 (in thousands):

Year	Amount
2018	$6,020
2019	6,875
2020	6,719
2021	6,922
2022	6,970
Thereafter	30,378
Total	$63,884

Rent expense was $5.2 million, $5.8 million and $6.8 million for the years ended December 31, 2017, 2016 or 2015, respectively.

Headquarters Relocation

The Company provided notice in the second quarter of 2014 to the landlord at 200 W. Jackson Boulevard in Chicago, Illinois that it was accelerating the lease expiration date for approximately 86,000 rentable square feet effective June 30, 2015. In July 2014, the Company entered into a lease agreement for its current headquarters office space at 175 W. Jackson Boulevard in Chicago as part of its plans to relocate from its former headquarters. In the second quarter of 2015, the Company ceased using the 200 W. Jackson location and, as a result, recognized additional expense of $3.7 million for the year ended December 31, 2015, which was included as “General and administrative expense” and consisted of a lease exit liability of $2.9 million for the remaining lease payments, net of

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimated sublease income of $1.7 million, and $0.8 million for the removal of property and restoration costs related to the 200 W. Jackson lease. The Company did not incur further material costs related to the relocation.

The following table is a summary of the exit and disposal activity and liability balances as a result of the headquarters relocation (in thousands):

	Lease Termination Costs	Other Exit Costs	Total
Balance at January 1, 2016	$1,425	$204	$1,629
Payments	(1,132)	—	(1,132)
Adjustments	344	(69)	275

Balance at December 31, 2016	$637	$135	$772

Balance at January 1, 2017	$637	$135	$772
Payments	(554)	(9)	(563)
Adjustments	(83)	(126)	(209)

Balance at December 31, 2017	$—	$—	$—

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans and is required to purchase any defaulted loans it has guaranteed. As of December 31, 2017 and 2016, the amount of consumer loans guaranteed by the Company was $34.1 million and $32.2 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $2.3 million and $2.0 million, as of December 31, 2017 and 2016, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

Litigation

On March 8, 2013, Flemming Kristensen, on behalf of himself and others similarly situated, filed a purported class action lawsuit in the U.S. District Court of Nevada against the Company and other unaffiliated lenders and lead providers. The lawsuit alleges that the lead provider defendants sent unauthorized text messages to consumers on behalf of the Company and the other lender defendants in violation of the Telephone Consumer Protection Act. The complaint seeks class certification, statutory damages, an injunction against “wireless spam activities,” and attorneys’ fees and costs. The Company filed an answer to the complaint denying all liability. On March 26, 2014, the Court granted class certification. On July 20, 2015, the court granted the Company’s motion for summary judgment, denied Plaintiff’s motion for summary judgment and, on July 21, 2015, entered judgment in favor of the Company. Plaintiff filed a motion for reconsideration, which was denied. On May 3, 2016, Plaintiff filed a notice of appeal of the order granting summary judgment for the Company, the judgment in favor of the company, and the order denying Plaintiff’s motion to reconsider. On January 10, 2018, the Ninth Circuit filed an opinion affirming the district court's entry of summary judgment for us and the other defendants. The plaintiff has 90 days from the date of the opinion (until April 10, 2018) to petition the United States Supreme Court to review the matter. Neither the likelihood of an unfavorable appellate decision nor the ultimate liability, if any, with respect to this matter can be determined at this time, and the Company is currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, Contingencies–Loss Contingencies–Glossary, for this litigation. The Company believes that the Plaintiff’s claims in the complaint are without merit and intends to vigorously defend this lawsuit.

The Company is also a defendant in certain routine litigation matters encountered in the ordinary course of its business. Certain of these matters may be covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

11. Employee Benefit Plans

The Company sponsors the Enova International, Inc. 401(k) Savings Plan (the “401(k) Plan”), which is open to all U.S. employees of the Company and its subsidiaries. New employees are automatically enrolled in this plan unless they elect not to participate. Prior to January 1, 2015, the Company made matching cash contributions of 50% of each participant’s contributions, based on participant

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contributions of up to 5% of compensation. Effective January 1, 2015, the Company makes matching contributions of 100% of the first 1% of pay and 50% of the next 5% of pay that each employee contributes to the 401(k) Plan. Company contributions made prior to January 1, 2015 vest at the rate of 20% each year after one year of service; thus a participant is 100% vested after five years of service. The Company’s matching contributions subsequent to January 1, 2015 fully vest after a participant’s second year of service with the Company. The Company also offers the Enova International, Inc. Nonqualified Savings Plan (the “NQSP”) for certain members of Company management. The Company’s consolidated contributions to the 401(k) Plan and the NQSP were $1.9 million, $2.2 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company sponsors the Enova International, Inc. Supplemental Executive Retirement Plan (“SERP”) in which certain officers and certain other employees of the Company participate. Under this defined contribution plan, the Company makes an annual supplemental cash contribution to the SERP based on the objectives of the plan as approved by the Company’s Management Development and Compensation Committee of the Board of Directors. The Company recorded compensation expense of $0.5 million, $0.2 million and $0.4 million for SERP contributions for the years ended December 31, 2017, 2016 and 2015, respectively.

The NQSP and the SERP are non-qualified deferred compensation plans. Benefits under the NQSP and the SERP are unfunded. As of December 31, 2017, 2016 and 2015, the Company held securities in rabbi trusts to pay benefits under these plans. These securities are classified as trading securities, and the unrealized gains and losses on these securities are netted with the costs of the plans in “General and administrative expenses” in the consolidated statements of income.

Amounts included in the consolidated balance sheets relating to the NQSP and the SERP were as follows (in thousands):

	As of December 31,
	2017	2016
Prepaid expenses and other assets	$1,460	$1,590
Accounts payable and accrued expenses	$1,993	$1,860

12. Stock-Based Compensation

Enova Awards

Under the Enova International, Inc. 2014 First Amended and Restated Long-Term Incentive Plan (the “Enova LTIP”), the Company is authorized to issue 8,000,000 shares of Common Stock pursuant to “Awards” granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options, restricted stock units (“RSUs”), restricted stock, performance shares, stock appreciation rights or other stock-based awards. Since 2014, nonqualified stock options and RSU awards are the only stock-based awards granted under the Plan. As of December 31, 2017, there were 2,924,099 shares available for future grants under the Enova LTIP.

During the year ended December 31, 2017, the Company received 102,253 shares of its common stock valued at approximately $1.5 million as partial payment of taxes required to be withheld upon issuance of shares under RSUs.

Restricted Stock Units

During the years ended December 31, 2017, 2016 and 2015, the Company granted RSUs to Company officers, certain employees and to the non-management members of the Board of Directors under the Enova LTIP. Each vested RSU entitles the holder to receive a share of the common stock of the Company. For Company officers and certain employees, the shares are to be issued upon vesting of the RSUs generally over a period of three or four years. Shares for vested RSU awards granted to members of the Board of Directors are issued twelve months after the grant date.

In accordance with ASC 718, the grant date fair value of RSUs is generally based on the Company’s closing stock price on the day before the grant date and is amortized to expense over the vesting periods. The agreements relating to awards provide that the vesting and payment of awards would be accelerated if there is a change in control of the Company.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s restricted stock unit activity during 2017, 2016 and 2015:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2017		2016		2015
	Units	Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	1,359,057	$9.49	641,878	$20.55	549,707	$23.04
Units granted	763,727	14.70	1,189,136	6.67	356,064	18.39
Shares issued	(563,689)	9.68	(213,437)	19.65	(151,088)	22.62
Units forfeited	(133,212)	11.62	(258,520)	15.65	(112,805)	23.04
Outstanding at end of year	1,425,883	$12.00	1,359,057	$9.49	641,878	$20.55

Compensation expense related to these RSUs totaling $7.3 million ($5.6 million net of related taxes), $5.2 million ($3.1 million net of related taxes) and $4.9 million ($3.1 million net of related taxes) was recognized for the years ended December 31, 2017, 2016 and 2015, respectively. Total unrecognized compensation cost related to these RSUs at December 31, 2017 was $12.7 million, which will be recognized over a weighted average period of approximately 2.4 years. The outstanding RSUs had an aggregate intrinsic value of $21.7 million at December 31, 2017.

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

Stock Options

During the years ended December 31, 2017, 2016 and 2015, the Company granted stock options to purchase Company stock to Company officers and certain employees under the Enova LTIP. Stock options would allow the holder to purchase shares of the Company’s common stock at a price not less than the fair market value of the shares as of the grant date, or the exercise price.

Stock options granted under the Enova LTIP become exercisable in equal increments on the first, second and third anniversaries of their date of grant, and expire on the 7th anniversary of their date of grant. Exercise prices of these stock options are equal to the closing stock price on the day before the grant date. In accordance with ASC 718, compensation expense on stock options is based on the fair value of the stock options on the day before the grant date and is amortized to expense over the vesting periods. For the year ended December 31, 2017, the Company estimated the fair value of the stock option grants using the Black-Scholes option-pricing model based on the following assumptions: risk-free interest rate of 1.9%, expected term (life) of options of 4.5 years, expected volatility of 52.3% and no expected dividends.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s stock option activity during 2017, 2016 and 2015:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2017		2016		2015
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at beginning of year	1,587,056	$17.98	1,891,153	$21.44	1,425,196	$23.04
Options granted	590,988	14.80	337,081	6.29	785,294	19.19
Options exercised	(4,459)	6.29	—	—	—	—
Options forfeited	(119,493)	21.02	(641,178)	22.01	(319,337)	23.04
Outstanding at end of year	2,054,092	$16.92	1,587,056	$17.98	1,891,153	$21.44
Options vested at end of year	1,165,837	19.94	734,896	21.67	475,127	23.05

The weighted average fair value of options granted in 2017 was $6.60. Compensation expense related to stock options totaling $4.0 million ($3.1 million net of related taxes), $3.3 million ($2.0 million net of related taxes) and $4.7 million ($2.9 million net of related taxes) was recognized for the years ended December 31, 2017, 2016 and 2015, respectively. Total unrecognized compensation cost related to stock options at December 31, 2017 was $3.2 million, which will be recognized over a period of approximately 1.9 years. At December 31, 2017, the intrinsic value of stock options outstanding was $4.2 million and the intrinsic value of stock options exercisable was $1.8 million, respectively.

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

13. Derivative Instruments

The Company periodically uses derivative instruments to manage risk from changes in market conditions that may affect the Company’s financial performance. The Company primarily uses derivative instruments to manage its primary market risks, which are interest rate risk and foreign currency exchange rate risk.

The Company periodically uses forward currency exchange contracts to minimize the effects of foreign currency risk in Brazil and the United Kingdom. The forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction gain (loss), net” in the Company’s consolidated statements of income.

The Company’s derivative instruments are presented in its financial statements on a net basis. The Company had no outstanding derivative instruments as of December 31, 2016. The following table presents information related to the Company’s derivative instruments as of December 31, 2017 (in thousands):

Non-designated derivatives:

As of December 31, 2017
		Gross Amounts	Gross Amounts	Net Amounts of Assets
		of Recognized	Offset in the	Presented in the
	Notional	Financial	Consolidated	Consolidated Balance
Forward currency exchange contracts	Amount	Instruments	Balance Sheets(1)	Sheets(2)
Assets	$—	$—	$—	$—
Liabilities	$12,039	$55	$—	$55

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)

As of December 31, 2017, the Company had no gross amounts of recognized derivative instruments that the Company makes an accounting policy election not to offset. In addition, there was no financial collateral related to the Company’s derivatives. The Company has no assets or liabilities that are subject to an enforceable master netting agreement or similar arrangement.

(2)	Represents the fair value of forward currency contracts, which is recorded in “Accounts payable and accrued expenses” in the consolidated balance sheets.

The following table presents information on the effect of derivative instruments on the consolidated results of operations and AOCI for years ended December 31, 2017, 2016 and 2015 (in thousands):

							Gains (Losses)
	Gains (Losses)			Gains (Losses)			Reclassified From
	Recognized in Income			Recognized in AOCI			AOCI into Income
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Non-designated derivatives:
Forward currency exchange contracts(1)	$(55)	$3,020	$4,525	$—	$—	$—	$—	$—	$—
Total	$(55)	$3,020	$4,525	$—	$—	$—	$—	$—	$—

(1)	The gains (losses) on these derivatives substantially offset the (losses) gains on the hedged portion of the foreign intercompany balances.

14. Related Party Transactions

A current officer of the Company has an ongoing ownership interest in the small business from which the Company acquired certain assets and assumed certain liabilities in June 2015 (see Note 2 for additional information). In the normal course of business, the Company has attained certain customer relationships from the small business by entering into transactions with the customers to obtain additional RPA financing. In these transactions, the Company satisfies the customer’s existing RPA balance with the small business which terminates such customer’s responsibilities to the small business. During the year ended December 31, 2017, the Company did not attain any additional relationships through these transactions with the small business. During the years ended December 31, 2016 and 2015, the Company paid $0.4 million and $7.7 million, respectively, to the small business to satisfy customers’ existing RPA balances. Pursuant to the acquisition, a subsidiary of the Company issued a promissory note to the small business in the amount of $3.0 million (the “Promissory Note”) and granted the company an opportunity to earn certain contingent purchase consideration (see Note 2 for additional information), both of which are guaranteed by the Company. The Promissory Note accrues interest at a rate of 4.0% per annum and will mature on June 23, 2018. The Company incurred interest expense related to the Promissory Note of $0.1 million in each of the years ended December 31, 2017, 2016 and 2015. In addition, as a condition precedent to the acquisition, a subsidiary of the Company executed a Transition Services Agreement with the small business from which the Company acquired certain assets whereby it agreed to provide certain transition services to the business for three years following the acquisition. During the years ended December 31, 2017, 2016 and 2015, the Company was paid $33 thousand, $34 thousand and $0.1 million, respectively, for such services. The subsidiary of the Company also entered into a short-term employee leasing agreement whereby it leased employees at cost from the small business until such employees could be formally hired, under which the Company paid a total of $0.2 million during the year ended December 31, 2015; no additional payments will be made under this agreement.

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

The Company and Cash America entered into an agreement for the Company to administer the consumer loan underwriting model utilized by Cash America’s Retail Services Division in exchange for fee per transaction paid to the Company as well as the reimbursement of the Company’s direct third-party costs incurred in providing the service. The Company received $0.8 million, $1.0 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively pursuant to this agreement.

Since May 30, 2014, amounts due to Cash America or First Cash have been settled a month in arrears. The balance due from First Cash of $0.1 million as of each of December 31, 2017 and 2016 is included in “Other receivables and prepaid expenses” in the consolidated balance.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 8, 2016, Cash America completed the sale of its entire holding in the Company and no longer has any ownership interest in the Company.

In October 2017, the Company entered into an agreement for direct mail services with a marketing agency where David Fisher, the Company’s Chief Executive Officer and Chairman of the Board, also serves as a member of the marketing agency’s Board of Directors. As of December 31, 2017, there were no amounts due or paid to the agency.

15.	Variable Interest Entities

As part of the Company’s overall funding strategy and as part of its efforts to support its liquidity from sources other than its traditional capital market sources, the Company has established a securitization program through the 2016-1 and 2016-2 Securitization Facilities. The Company transfers certain consumer loan receivables to wholly owned, bankruptcy-remote special purpose subsidiaries (VIEs), which issue term notes backed by the underlying consumer loan receivables and are serviced by another wholly owned subsidiary. The cash flows from the loans held by the VIEs are used to repay obligations under the notes.

The Company is required to evaluate the VIEs for consolidation. The Company has the ability to direct the activities of the VIEs that most significantly impact the economic performance of the entities as the servicer of the securitized loan receivables. Additionally, the Company has the right to returns related to servicing fee revenue from the VIEs and to receive residual payments, which expose it to potentially significant losses and returns. Accordingly, the Company determined it is the primary beneficiary of the VIEs and is required to consolidate them.

The assets and liabilities related to the VIEs are included in the Company’s consolidated financial statements and are accounted for as secured borrowings.

The Company parenthetically discloses on its consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and the VIE liabilities if the VIE’s creditors have no recourse against the Company’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with the Company’s securitization entities were as follows (in thousands):

	December 31,
	2017	2016
Assets
Restricted cash and cash equivalents	$21,696	$19,468
Loans and finance receivables, net	259,996	216,766
Other receivables and prepaid expenses	—	3
Other assets	178	2,459
Total assets	$281,870	$238,696
Liabilities
Accounts payable and accrued expenses	$1,671	$1,350
Long-term debt	208,135	163,550
Total liabilities	$209,806	$164,900

16. Supplemental Disclosures of Cash Flow Information

The following table sets forth certain cash and non-cash activities for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash paid during the year for:
Interest	$63,529	$59,609	$49,390
Income taxes paid	17,263	19,213	40,759
Non-cash investing and financing activities:
Loans and finance receivables renewed	$322,648	$310,425	$253,279
Liabilities assumed in acquisitions	—	—	8,658

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Operating Segment Information

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

The following tables present information on the Company’s domestic and international operations as of and for the years ended December 31, 2017, 2016 and 2015 (in thousands).

	Year Ended December 31,
	2017	2016	2015
Revenue
Domestic	$709,537	$622,991	$510,242
International	134,204	122,578	142,358
Total revenue	$843,741	$745,569	$652,600

Income from operations
Domestic	$233,065	$204,084	$183,582
International	6,147	19,787	42,787
Corporate services	(104,798)	(102,394)	(101,982)
Total income from operations	$134,414	$121,477	$124,387

Depreciation and amortization
Domestic	$6,769	$6,005	$7,920
International	1,539	2,167	2,254
Corporate services	6,080	7,392	8,214
Total depreciation and amortization	$14,388	$15,564	$18,388

Expenditures for property and equipment
Domestic	$6,449	$6,955	$6,268
International	4,589	3,158	3,797
Corporate services	5,490	4,283	22,176
Total expenditures for property and equipment	$16,528	$14,396	$32,241

	December 31,
	2017	2016
Property and equipment, net
Domestic	$25,732	$19,734
International	7,670	5,410
Corporate services	15,123	21,956
Total property and equipment, net	$48,525	$47,100

Assets
Domestic	$964,697	$823,390
International	133,449	96,606
Corporate services	61,314	57,883
Total assets	$1,159,460	$977,879

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Information

The following table presents the Company’s revenue by geographic region for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue
United States	$709,537	$622,991	$510,242
United Kingdom	114,838	103,478	129,703
Other international countries	19,366	19,100	12,655
Total revenue	$843,741	$745,569	$652,600

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $48.5 million and $47.1 million at December 31, 2017 and 2016, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

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

During the years ended December 31, 2017 and 2016, there were no transfers of assets or liabilities in or out of Level 1, Level 2 or Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period values.

The Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2017 and 2016 are as follows (in thousands):

	December 31,	Fair Value Measurements Using
	2017	Level 1	Level 2	Level 3
Financial assets (liabilities)
Forward currency exchange contracts	$(55)	$—	$(55)	$—
Nonqualified savings plan assets(1)	1,460	1,460	—	—
Total	$1,405	$1,460	$(55)	$—

	December 31,	Fair Value Measurements Using
	2016	Level 1	Level 2	Level 3
Financial assets (liabilities)
Nonqualified savings plan assets(1)	$1,590	$1,590	$—	$—
Contingent consideration	(2,358)	—	—	(2,358)
Total	$(768)	$1,590	$—	$(2,358)

(1)	The non-qualified savings plan assets have an offsetting liability of a greater amount, which is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.

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

The changes in the fair value of the contingent consideration, which is a Level 3 liability measured at fair value on a recurring basis, are summarized in the table below for the years ended December 31, 2017 and 2016 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Contingent consideration	Total
Balance at December 31, 2015	$5,658	$5,658
Remeasurement of contingent consideration (see Note 2)	(3,300)	(3,300)
Balance at December 31, 2016	$2,358	$2,358
Remeasurement of contingent consideration (see Note 2)	(2,358)	(2,358)
Balance at December 31, 2017	$—	$—

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a nonrecurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At December 31, 2017 and 2016, there were no assets or liabilities recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of December 31, 2017 and 2016 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	December 31,	Fair Value Measurements Using
	2017	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$68,684	$68,684	$—	$—
Short-term loans and line of credit accounts, net (1)	192,675	—	—	192,675
Installment loans and RPAs, net (1)	512,030	—	—	544,799
Restricted cash	29,460	29,460	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$809,552	$98,144	$—	$744,177
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$2,258	$—	$—	$2,258
Promissory note	3,000	—	—	3,287
Securitization Notes	211,406	—	215,063	—
9.75% senior notes due 2021	342,558	—	365,700	—
8.50% senior notes due 2024	250,000	—	255,000	—
Total	$809,222	$—	$835,763	$5,545

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,	Fair Value Measurements Using
	2016	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$39,934	$39,934	$—	$—
Short-term loans and line of credit accounts, net (1)	162,824	—	—	162,824
Installment loans and RPAs, net (1)	398,726	—	—	430,895
Restricted cash	26,306	26,306	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$634,493	$66,240	$—	$600,422
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,996	$—	$—	$1,996
Promissory note	3,000	—	—	3,111
Securitization Notes	165,419	—	168,216	—
9.75% senior notes due 2021	495,622	—	495,940	—
Total	$666,037	$—	$664,156	$5,107

(1)	Short-term loans, line of credit accounts and installment loans and RPAs are included in “Loans and finance receivables, net” in the consolidated balance sheets.
(2)	Investment in unconsolidated investee is included in “Other assets” in the consolidated balance sheets.
(3)	See Note 1 for additional information related to the investment in unconsolidated investee.

Cash and cash equivalents and restricted cash bear interest at market rates and have maturities of less than 90 days. The carrying amount of restricted cash and cash equivalents approximates fair value.

Short-term loans, line of credit accounts, installment loans and RPAs are carried in the consolidated balance sheet net of the allowance for estimated losses, which is calculated by applying historical loss rates combined with recent default trends to the gross receivable balance. Short-term loans and line of credit accounts have relatively short maturity periods that are generally 12 months or less. The unobservable inputs used to calculate the fair value of these receivables include historical loss rates, recent default trends and estimated remaining loan term; therefore, the carrying value approximates the fair value. The fair value of installment loans and RPAs is estimated using discounted cash flow analyses, which consider interest rates on loans and discounts offered for receivables with similar terms to customers with similar credit quality, the timing of expected payments, estimated customer default rates and/or valuations of comparable portfolios. As of December 31, 2017 and 2016, the fair value of the Company’s installment loans and RPAs was greater than the carrying value of these loans and finance receivables. Unsecured installment loans typically have terms between two and 60 months. RPAs typically have estimated delivery terms between six and 18 months.

The Company measures the fair value of its investment in unconsolidated investee using Level 3 inputs. Because the unconsolidated investee is a private company and financial information is limited, the Company estimates the fair value based on the best available information at the measurement date. As of December 31, 2017, the Company estimated the fair value of its investment to be approximately equal to the book value.

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans the Company arranges for consumers on the third-party lenders’ behalf and is required to purchase any defaulted loans it has guaranteed. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company was $2.3 million and $2.0 million as of December 31, 2017 and 2016, respectively. The Company measures the fair value of its liability for third-party lender-owned consumer loans under Level 3 inputs. The fair value of these liabilities is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value of these liabilities approximates the fair value.

The Company measures the fair value of the Promissory Note using Level 3 inputs. The fair value of the Promissory Note is estimated using a discounted cash flow analysis. As of December 31, 2017 and 2016, the Promissory Note had a higher fair value than the carrying value.

The Company measures the fair value of its Securitization Notes using Level 2 inputs. The fair value of the Company’s Securitization Notes is estimated based on quoted prices in markets that are not active. As of December 31, 2017 and 2016, the Company’s Securitization Notes had a higher fair value than the carrying value.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company measures the fair value of its 9.75% senior notes due 2021 using Level 2 inputs. The fair value of the Company’s 9.75% senior notes due 2021 is estimated based on quoted prices in markets that are not active. As of December 31, 2017 and 2016, the Company’s 9.75% senior notes due 2021 had a higher fair value than the carrying value.

The Company measures the fair value of its 8.50 % senior notes due 2024 using Level 2 inputs. The fair value of the 8.50 % senior notes due 2024 is estimated based on quoted prices in markets that are not active. As of December 31, 2017, the Company’s 8.50 % senior notes due 2024 had a higher fair value than the carrying value.

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

The condensed consolidating financial statements reflect the investments in subsidiaries of the Company using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Condensed consolidating financial statements of Enova International, Inc. (the “Parent”), its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 are shown on the following pages.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2017

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$12,183	$54,659	$1,842	$—	$68,684
Restricted cash	—	7,764	21,696	—	29,460
Loans and finance receivables, net	—	442,516	262,189	—	704,705
Income taxes receivable	114,494	(110,852)	450	—	4,092
Other receivables and prepaid expenses	833	20,731	2,253	—	23,817
Property and equipment, net	—	47,965	560	—	48,525
Goodwill	—	267,015	—	—	267,015
Intangible assets, net	—	4,325	—	—	4,325
Investment in subsidiaries	388,538	63,956	—	(452,494)	—
Intercompany receivable	354,457	—	—	(354,457)	—
Other assets	1,785	6,874	178	—	8,837
Total assets	$872,290	$804,953	$289,168	$(806,951)	$1,159,460
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$10,336	$64,541	$2,246	$—	$77,123
Intercompany payables	—	331,425	23,032	(354,457)	—
Deferred tax liabilities, net	(140)	12,726	(478)	—	12,108
Long-term debt	580,407	—	208,135	—	788,542
Total liabilities	590,603	408,692	232,935	(354,457)	877,773
Commitments and contingencies
Stockholders' equity	281,687	396,261	56,233	(452,494)	281,687
Total liabilities and stockholders' equity	$872,290	$804,953	$289,168	$(806,951)	$1,159,460

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2016

(in thousands)

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2017

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$696,446	$151,233	$(3,938)	$843,741
Cost of Revenue	—	313,815	82,817	—	396,632
Gross Profit	—	382,631	68,416	(3,938)	447,109
Expenses
Marketing	—	99,522	1,907	—	101,429
Operations and technology	—	85,899	10,660	(1,404)	95,155
General and administrative	360	97,762	6,135	(2,534)	101,723
Depreciation and amortization	—	14,209	179	—	14,388
Total Expenses	360	297,392	18,881	(3,938)	312,695
(Loss) Income from Operations	(360)	85,239	49,535	—	134,414
Interest expense, net	(55,506)	(152)	(18,345)	—	(74,003)
Foreign currency transaction gain	381	3	—	—	384
(Loss) gain on early extinguishment of debt	(14,927)	(8,594)	626	—	(22,895)
(Loss) Income before Income Taxes and Equity in Net Earnings of Subsidiaries	(70,412)	76,496	31,816	—	37,900
(Benefit from) provision for income taxes	(16,089)	17,479	7,270	—	8,660
(Loss) Income before Equity in Net Earnings of Subsidiaries	(54,323)	59,017	24,546	—	29,240
Net earnings of subsidiaries	83,563	24,546	—	(108,109)	—
Net Income (Loss)	$29,240	$83,563	$24,546	$(108,109)	$29,240
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)	4,492	4,963	(471)	(4,492)	4,492
Total other comprehensive gain (loss), net of tax	4,492	4,963	(471)	(4,492)	4,492
Comprehensive Income (Loss)	$33,732	$88,526	$24,075	$(112,601)	$33,732

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2016

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$653,517	$95,646	$(3,594)	$745,569
Cost of Revenue	—	260,996	66,970	—	327,966
Gross Profit	—	392,521	28,676	(3,594)	417,603
Expenses
Marketing	—	95,972	1,432	—	97,404
Operations and technology	—	80,999	4,203	—	85,202
General and administrative	315	95,840	5,395	(3,594)	97,956
Depreciation and amortization	—	15,464	100	—	15,564
Total Expenses	315	288,275	11,130	(3,594)	296,126
(Loss) Income from Operations	(315)	104,246	17,546	—	121,477
Interest expense, net	(53,512)	562	(12,653)	—	(65,603)
Foreign currency transaction gain (loss)	1,569	(7)	—	—	1,562
(Loss) Income before Income Taxes and Equity in Net Earnings of Subsidiaries	(52,258)	104,801	4,893	—	57,436
Provision for income taxes	(20,776)	41,665	1,945	—	22,834
(Loss) Income before Equity in Net Earnings of Subsidiaries	(31,482)	63,136	2,948	—	34,602
Net earnings of subsidiaries	66,084	2,948	—	(69,032)	—
Net Income (Loss)	$34,602	$66,084	$2,948	$(69,032)	$34,602
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain	(6,956)	(8,269)	1,331	6,938	(6,956)
Total other comprehensive (loss) gain, net of tax	(6,956)	(8,269)	1,331	6,938	(6,956)
Comprehensive Income (Loss)	$27,646	$57,815	$4,279	$(62,094)	$27,646

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2015

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$650,295	$2,305	$—	$652,600
Cost of Revenue	—	215,637	1,221	—	216,858
Gross Profit	—	434,658	1,084	—	435,742
Expenses
Marketing	—	116,330	552	—	116,882
Operations and technology	—	71,993	2,019	—	74,012
General and administrative	673	100,642	758	—	102,073
Depreciation and amortization	—	18,350	38	—	18,388
Total Expenses	673	307,315	3,367	—	311,355
(Loss) Income from Operations	(673)	127,343	(2,283)	—	124,387
Interest expense, net	(52,816)	(71)	4	—	(52,883)
Foreign currency transaction gain (loss)	532	(1,516)	(1)	—	(985)
(Loss) Income before Income Taxes and Equity in Net Earnings of Subsidiaries	(52,957)	125,756	(2,280)	—	70,519
(Benefit from) provision for income taxes	(19,921)	47,306	(858)	—	26,527
(Loss) Income before Equity in Net Earnings of Subsidiaries	(33,036)	78,450	(1,422)	—	43,992
Net earnings of subsidiaries	77,028	(1,422)	—	(75,606)	—
Net Income (Loss)	$43,992	$77,028	$(1,422)	$(75,606)	$43,992
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain	(1,451)	(245)	(866)	1,111	(1,451)
Total other comprehensive (loss) gain, net of tax	(1,451)	(245)	(866)	1,111	(1,451)
Comprehensive Income (Loss)	$42,541	$76,783	$(2,288)	$(74,495)	$42,541

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2017

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities	$(50,319)	$616,042	$(91,660)	$(26,890)	$447,173
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	—	(1,401,302)	(29,720)	11,623	(1,419,399)
Securitized loans transferred	—	231,863	(231,863)	—	—
Loans and finance receivables repaid	—	621,495	299,682	(11,623)	909,554
Change in restricted cash	—	(337)	(2,228)	—	(2,565)
Purchases of property and equipment	—	(16,375)	(153)	—	(16,528)
Capital contributions to subsidiaries	—	(11,935)	—	11,935	—
Other investing activities	—	1,805	—	—	1,805
Net cash (used in) provided by investing activities	—	(574,786)	35,718	11,935	(527,133)
Cash Flows from Financing Activities
(Payments for) proceeds from member's equity	—	(26,890)	11,935	14,955	—
Debt issuance costs paid	(10,753)	—	(3,909)	—	(14,662)
Debt prepayment penalty	(16,694)	—	—	—	(16,694)
Treasury shares purchased	(5,079)	—	—	—	(5,079)
Issuance of Senior Notes	250,000	—	—	—	250,000
Repayments of Senior Notes	(155,000)	—	—	—	(155,000)
Borrowings under revolving line of credit	30,000	—	—	—	30,000
Repayments under revolving line of credit	(30,000)	—	—	—	(30,000)
Borrowings under securitization facility	—	—	359,842	—	359,842
Repayments under securitization facility	—	—	(313,853)	—	(313,853)
Proceeds from exercise of stock options	28	—	—	—	28
Net cash provided by (used in) financing activities	62,502	(26,890)	54,015	14,955	104,582
Effect of exchange rates on cash	—	4,236	(108)	—	4,128
Net increase (decrease) in cash and cash equivalents	12,183	18,602	(2,035)	—	28,750
Cash and cash equivalents at beginning of year	—	36,057	3,877	—	39,934
Cash and cash equivalents at end of period	$12,183	$54,659	$1,842	$—	$68,684

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2016

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities	$59,337	$296,876	$37,859	$(699)	$393,373
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	—	(1,293,273)	(14,924)	—	(1,308,197)
Securitized loans transferred	—	359,000	(359,000)	—	—
Loans and finance receivables repaid	—	669,088	188,960	—	858,048
Change in restricted cash	—	(658)	(19,468)	—	(20,126)
Purchases of property and equipment	—	(14,007)	(389)	—	(14,396)
Capital contributions to subsidiaries	—	(10,255)	—	10,255	—
Other investing activities	—	95	—	—	95
Net cash used in investing activities	—	(290,010)	(204,821)	10,255	(484,576)
Cash Flows from Financing Activities
(Payments for) proceeds from member's equity	—	(699)	10,255	(9,556)	—
Debt issuance costs paid	(500)	—	(6,202)	—	(6,702)
Treasury shares purchased	(437)	—	—	—	(437)
Borrowings under revolving line of credit	58,400	—	—	—	58,400
Repayments under revolving line of credit, net	(116,800)	—	—	—	(116,800)
Borrowings under securitization facility	—	—	280,075	—	280,075
Repayments under securitization facility	—	—	(114,656)	—	(114,656)
Net cash provided by (used in) provided by financing activities	(59,337)	(699)	169,472	(9,556)	99,880
Effect of exchange rates on cash	—	(11,037)	228	—	(10,809)
Net (decrease) increase in cash and cash equivalents	—	(4,870)	2,738	—	(2,132)
Cash and cash equivalents at beginning of year	—	40,927	1,139	—	42,066
Cash and cash equivalents at end of period	$—	$36,057	$3,877	$—	$39,934

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2015

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities	$31,259	$331,954	$(2,695)	$(76,597)	$283,921
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	—	(1,167,107)	(5,062)	—	(1,172,169)
Loans and finance receivables repaid	—	849,638	(280)	—	849,358
Acquisitions	—	(17,735)	—	—	(17,735)
Purchases of property and equipment	—	(31,977)	(264)	—	(32,241)
Capital contributions to subsidiaries	(87,876)	(7,255)	—	95,131	—
Other investing activities	—	618	—	—	618
Net cash used in investing activities	(87,876)	(373,818)	(5,606)	95,131	(372,169)
Cash Flows from Financing Activities
(Payments for) proceeds from member's equity	—	11,279	7,255	(18,534)	—
Debt issuance costs paid	(1,596)	—	—	—	(1,596)
Treasury shares purchased	(187)	—	—	—	(187)
Borrowings under revolving line of credit	63,400	—	—	—	63,400
Repayments under revolving line of credit	(5,000)	—	—	—	(5,000)
Net cash provided by (used in) financing activities	56,617	11,279	7,255	(18,534)	56,617
Effect of exchange rates on cash	—	(855)	(554)	—	(1,409)
Net decrease in cash and cash equivalents	—	(31,440)	(1,600)	—	(33,040)
Cash and cash equivalents at beginning of year	—	72,367	2,739	—	75,106
Cash and cash equivalents at end of period	$—	$40,927	$1,139	$—	$42,066

20. Quarterly Financial Data (Unaudited)

The Company’s operations are subject to seasonal fluctuations. Demand has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to customers’ receipt of income tax refunds in the United States. Typically, the Company’s cost of revenue, which represents its loan loss provision, is lowest as a percentage of revenue in the first quarter of each year. The following is a summary of the quarterly results of operations for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2017
Total Revenue	$192,263	$189,904	$217,878	$243,696
Cost of Revenue	81,884	79,862	107,341	127,545
Gross Profit	$110,379	$110,042	$110,537	$116,151
Net Income (Loss)	$13,852	$11,873	$(3,368)	$6,883
Diluted earnings per share	$0.41	$0.35	$(0.10)	$0.20
Diluted weighted average common shares (1)	34,036	34,125	33,670	34,172
2016
Total Revenue	$174,653	$172,535	$195,943	$202,438
Cost of Revenue	69,577	65,453	95,391	97,545
Gross Profit	$105,076	$107,082	$100,552	$104,893
Net Income	$9,863	$8,188	$7,837	$8,714
Diluted earnings per share	$0.30	$0.25	$0.23	$0.26
Diluted weighted average common shares (1)	33,187	33,335	33,558	33,767

(1)	See Note 1 for Basis of Presentation.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Subsequent Events

Subsequent events have been reviewed through the date these financial statements were available to be issued.

On January 22, 2018, the Company redeemed $50,000,000 in principal amount of the outstanding 2021 Senior Notes. The redemption price of the 2021 Senior Notes, as set forth in the 2021 Senior Notes Indenture, was equal to 107.313% of the principal amount of such 2021 Senior Notes redeemed, plus accrued and unpaid interest thereon. In connection with these purchases, the Company recorded a loss on extinguishment of debt of approximately $4.7 million, which will be included in “Loss on early extinguishment of debt” in the consolidated statements of income.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2017 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework” (2013), management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

    None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company plans to file its Proxy Statement for the 2018 Annual Meeting of Stockholders, or the Proxy Statement, within 120 days after December 31, 2017. Information required by this Item 10 relating to our directors and nominees is included under the captions “Proposal 1: Proposal to Elect Directors—Directors to be Elected by our Stockholders” and “Stockholder Proposals and Communications with our Board—Director Nominations” of our Proxy Statement and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth information, as of December 31, 2017, with respect to shares of common stock of the Company that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,479,992	$9.98	2,924,099
Equity compensation plans not approved by security holders	—	—	—
Total	3,479,992	$9.98	2,924,099

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements are filed in Item 8 of Part II of this report:

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	2.1	11/19/2014

3.1	Enova International, Inc. Amended and Restated Certificate of Incorporation	8-K	001-35503	3.2	11/17/2017

3.2	Enova International, Inc. Amended and Restated Bylaws	8-K	001-35503	3.1	11/17/2017

4.1	Specimen common stock certificate	10-12B	001-35503	4.1	10/2/2014

4.2	Indenture, dated May 30, 2014, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., as guarantors, and U.S. Bank National Association, as trustee	10-12B	001-35503	4.3	7/31/2014

4.3	First Supplemental Indenture, dated as of October 1, 2014, between Enova International, Inc., NC Financial Solutions of Louisiana, LLC, NC Financial Solutions of Montana, LLC, and NC Financial Solutions of Rhode Island, LLC, each, as subsidiary guarantor, and U.S. Bank National Association, as trustee	10-12B	001-35503	4.4	10/2/2014

4.4	Second Supplemental Indenture, dated February 13, 2015, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., as guarantors, and U.S. Bank National Association, as trustee	10-Q	001-35503	10.1	5/8/2015

4.5	Third Supplemental Indenture, dated November 10, 2015, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., as guarantors, and U.S. Bank National Association, as trustee	10-K	001-35503	4.6	3/7/2016

4.6	Fourth Supplemental Indenture, dated as of September 1, 2017, by and among Enova International, Inc., CNU of Iowa, LLC, Computershare Trust Company, N.A. and Computer Trust Company of Canada, as trustee	8-K	001-35503	4.2	9/8/2017

4.7	Trustee Agreement, dated October 20, 2016, by and among Enova International, Inc., U.S. Bank National Association, Computershare Trust Company, N.A., and Computershare Trust Company of Canada	10-K	001-35503	4.7	2/24/2017

4.8	Indenture, dated as of September 1, 2017, by and among Enova International, Inc., each of the guarantors party thereto and Computershare Trust Company, N.A., as trustee and the Form of 8.500% Senior Note due 2024 (included as Exhibit A).	8-K	001-35503	4.1	9/8/2017

4.9	Amended and Restated Indenture, dated October 20, 2017, between EFR 2016-1, LLC and Bankers Trust Company, as indenture trustee and securities intermediary(4)					X

4.10	First Amendment, dated October 20, 2017, between EFR 2016-1, LLC and Bankers Trust Company, as indenture trustee and securities intermediary(4)					X

10.1	Tax Matters Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.1	11/19/2014

10.2	Enova International, Inc. 2014 Long-Term Incentive Plan*	10-Q	001-35503	10.1	11/14/2014

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.3	Enova International, Inc. First Amended and Restated 2014 Long-Term Incentive Plan*	DEF 14A	001-35503	Appendix A	4/7/2016

10.4	Enova International, Inc. Senior Executive Bonus Plan*	DEF 14A	001-35503	Appendix B	4/7/2016

10.5	Enova International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective September 13, 2017*	10-Q	001-35503	10.1	11/1/2017

10.6	Enova International, Inc. Nonqualified Savings Plan*	10-12B	001-35503	10.6	7/31/2014

10.7	Form of Enova International, Inc. Severance Pay Plan for Executives*	10-12B	001-35503	10.12	10/2/2014

10.8	Form of Enova International, Inc. Senior Executive Bonus Plan*	10-12B	001-35503	10.13	10/2/2014

10.9	Summary of 2014 Terms and Conditions of the Enova International, Inc. Short-Term Incentive Plan*	10-12B	001-35503	10.14	10/2/2014

10.10	Form of Executive Change-in-Control Severance and Restrictive Covenant Agreement (Chief Executive Officer)*	8-K	001-35503	10.1	9/15/2017

10.11	Form of Executive Change-in-Control Severance and Restrictive Covenant Agreement (Executive Officers other than the CEO)*	8-K	001-35503	10.2	9/15/2017

10.12	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Restricted Stock Units for Directors*	10-12B	001-35503	10.17	10/17/2014

10.13	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units (for Officers)*	10-12B	001-35503	10.18	10/17/2014

10.14	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right (for Officers)*	10-12B	001-35503	10.19	10/17/2014

10.15	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units*	10-Q	001-35503	10.2	8/11/2015

10.16	Form of Enova International, Inc. First Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units*	10-Q	001-35503	10.2	8/4/2016

10.17	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right*	10-Q	001-35503	10.3	8/11/2015

10.18	Offer letter dated May 19, 2016 between Enova Financial Holdings, LLC and Steven Cunningham*	10-Q	001-35503	10.1	8/4/2016

10.19	Director Appointment Agreement, dated March 30, 2016, by and among the Company, SAF Capital Management LLC and certain of its affiliates	8-K	001-35503	10.1	3/31/2016

10.20	Loan and Security Agreement, dated December 1, 2016, by and between Redpoint Capital Asset Funding, LLC and EFR 2016-2, LLC	10-K	001-35503	10.37	2/24/2017

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.21	Sale Agreement, dated December 1, 2016, by and between Enova International, Inc. and EFR 2016-2, LLC	10-K	001-35503	10.38	2/24/2017

10.22	Lease Agreement, dated July 25, 2014, between 175 Jackson L.L.C. and Enova International, Inc.	10-12B	001-35503	10.11	10/22/2014

10.23	Second Amendment to Lease Agreement, dated September 13, 2017, between 175 Jackson L.L.C. and Enova International, Inc.	10-Q	001-35503	10.2	11/1/2017

10.24	Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent Dated as of June 30, 2017(3)	10-Q	001-35503	10.1	8/2/2017

10.25	Purchase Agreement by and among Enova International, Inc., the Guarantors party thereto and Jefferies LLC, as Representative of the Initial Purchasers listed therein, dated August 18, 2017	8-K	001-35503	10.1	8/24/2017

10.26

Amended and Restated Note Purchase Agreement, dated October 20 2017, by and among NetCredit Loan Services, LLC, EFR 2016-1, LLC, Jefferies Funding LLC, WN 2016‑1, LLC, Fortress Credit CO LLC, FSLF ENV LLC and other noteholders from time to time party thereto(4)

X

10.27	Amended and Restated Receivables Purchase Agreement, dated October 20, 2017, between Enova Finance 5, LLC and the Company(4)					X

21.1	Subsidiaries of Enova International, Inc.					X

23.1	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document(1)					X(2)

101.SCH	XBRL Taxonomy Extension Schema Document(1)					X(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)					X(2)

101.LAB	XBRL Taxonomy Label Linkbase Document(1)					X(2)

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)					X(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)					X(2)

*	Indicates management contract or compensatory plan, contract or arrangement.

(1)

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015; (iv) Consolidated Statements of Equity at December 31, 2017, December 31, 2016 and December 31, 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, December 31, 2016 and December 31, 2015; and (vi) Notes to Consolidated Financial Statements.

(2)	Submitted electronically herewith.
(3)	Portions of this document have been omitted pursuant to a confidential treatment request approved by the Securities and Exchange Commission.
(4)	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENOVA INTERNATIONAL, INC.

Date: February 26, 2018	By:	/s/ DAVID FISHER
David Fisher
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID FISHER	Chairman of the Board of Directors,	February 26, 2018
David Fisher	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ STEVEN CUNNINGHAM	Chief Financial Officer,	February 26, 2018
Steven Cunningham	(Principal Financial and Accounting Officer)

/s/ ELLEN CARNAHAN	Director	February 26, 2018
Ellen Carnahan

/s/ DANIEL R. FEEHAN	Director	February 26, 2018
Daniel R. Feehan

/s/ WILLIAM M. GOODYEAR	Director	February 26, 2018
William M. Goodyear

/s/ JAMES A. GRAY	Director	February 26, 2018
James A. Gray

/s/ GREGG A. KAPLAN	Director	February 26, 2018
Gregg A. Kaplan

/s/ MARK MCGOWAN	Director	February 26, 2018
Mark McGowan

/s/ MARK A. TEBBE	Director	February 26, 2018
Mark A. Tebbe