Form 10-Q
period 2018-03-31
Enova International, Inc.
filed 2018-05-02
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

33,876,781 of the Registrant’s common shares, $.00001 par value, were outstanding as of April 30, 2018.

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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	March 31,		December 31,
	2018	2017	2017
Assets
Cash and cash equivalents	$69,900	$97,030	$68,684
Restricted cash (includes restricted cash of consolidated VIEs of $26,746, $17,815 and $21,696 as of March 31, 2018 and 2017 and December 31, 2017, respectively)	34,765	25,610	29,460
Loans and finance receivables, net (includes loans of consolidated VIEs of $302,743, $225,473 and $282,724 and allowance for losses of $24,471, $17,879 and $22,728 as of March 31, 2018 and 2017 and December 31, 2017, respectively)	703,076	515,463	704,705
Income taxes receivable	—	3,004	4,092
Other receivables and prepaid expenses	22,164	18,059	23,817
Property and equipment, net	47,698	44,279	48,525
Goodwill	267,013	267,011	267,015
Intangible assets, net	4,058	5,136	4,325
Other assets	9,526	9,821	8,837
Total assets	$1,158,200	$985,413	$1,159,460
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$70,473	$70,485	$77,123
Income taxes currently payable	257	—	—
Deferred tax liabilities, net	17,087	25,338	12,108
Long-term debt (includes long-term debt of consolidated VIEs of $217,125, $145,449 and $211,406 and debt issuance costs of $2,666, $1,419 and $3,271, as of March 31, 2018 and 2017 and December 31, 2017, respectively)	754,650	631,117	788,542
Total liabilities	842,467	726,940	877,773
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 34,340,242, 33,596,007 and 33,932,673 shares issued and 33,862,388, 33,488,159 and 33,504,555 outstanding as of March 31, 2018 and 2017 and December 31, 2017, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	32,671	20,766	29,781
Retained earnings	294,215	249,307	264,695
Accumulated other comprehensive loss	(4,322)	(10,440)	(7,086)
Treasury stock, at cost (477,854, 107,848 and 428,118 shares as of March 31, 2018 and 2017 and December 31, 2017, respectively)	(6,831)	(1,160)	(5,703)
Total stockholders' equity	315,733	258,473	281,687
Total liabilities and stockholders' equity	$1,158,200	$985,413	$1,159,460

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenue	$254,298	$192,263
Cost of Revenue	108,553	81,884
Gross Profit	145,745	110,379
Expenses
Marketing	27,736	19,583
Operations and technology	25,538	23,531
General and administrative	26,921	25,696
Depreciation and amortization	3,838	3,497
Total Expenses	84,033	72,307
Income from Operations	61,712	38,072
Interest expense, net	(19,673)	(17,222)
Foreign currency transaction (loss) gain	(2,088)	227
Loss on early extinguishment of debt	(4,710)	—
Income before Income Taxes	35,241	21,077
Provision for income taxes	7,343	7,225
Net Income	$27,898	$13,852
Earnings Per Share:
Net income per common share:
Basic	$0.83	$0.42
Diluted	$0.81	$0.41
Weighted average common shares outstanding:
Basic	33,669	33,372
Diluted	34,572	34,036

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net Income	$27,898	$13,852
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain(1)	4,386	1,138
Reclassification of certain deferred tax effects	(1,622)	—
Total other comprehensive gain, net of tax	2,764	1,138
Comprehensive Income	$30,662	$14,990

(1)	Net of tax provision of $(1,601) and $(643) for the three months ended March 31, 2018 and 2017, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2016	33,365	$—	$18,446	$235,455	$(11,578)	(71)	$(624)	$241,699
Stock-based compensation expense	—	—	2,320	—	—	—	—	2,320
Shares issued under stock-based plans	231	—	—	—	—	—	—	—
Net income	—	—	—	13,852	—	—	—	13,852
Foreign currency translation loss, net of tax	—	—	—	—	1,138	—	—	1,138
Purchases of treasury shares, at cost	—	—	—	—	—	(37)	(536)	(536)
Balance at March 31, 2017	33,596	$—	$20,766	$249,307	$(10,440)	(108)	$(1,160)	$258,473

Balance at December 31, 2017	33,933	$—	$29,781	$264,695	$(7,086)	(428)	$(5,703)	$281,687
Stock-based compensation expense	—	—	2,433	—	—	—	—	2,433
Shares issued under stock-based plans	407	—	457	—	—	—	—	457
Net income	—	—	—	27,898	—	—	—	27,898
Foreign currency translation gain, net of tax	—	—	—	—	4,386	—	—	4,386
Purchases of treasury shares, at cost	—	—	—	—	—	(50)	(1,128)	(1,128)
Reclassification of certain deferred tax effects	—	—	—	1,622	(1,622)	—	—	—
Balance at March 31, 2018	34,340	$—	$32,671	$294,215	$(4,322)	(478)	$(6,831)	$315,733

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash Flows from Operating Activities
Net Income	$27,898	$13,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,838	3,497
Amortization of deferred loan costs and debt discount	1,541	1,609
Cost of revenue	108,553	81,884
Stock-based compensation expense	2,433	2,320
Loss on early extinguishment of debt	4,710	—
Deferred income taxes, net	3,388	10,400
Other	55	—
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	2,346	9,418
Other receivables and prepaid expenses	2,015	1,203
Accounts payable and accrued expenses	(8,124)	(1,032)
Current income taxes	4,349	(3,286)
Net cash provided by operating activities	153,002	119,865
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(378,099)	(273,990)
Loans and finance receivables repaid	270,018	228,188
Purchases of property and equipment	(3,349)	(2,156)
Other investing activities	24	2,367
Net cash used in investing activities	(111,406)	(45,591)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	32,000	—
Repayments under revolving line of credit	(24,000)	—
Borrowings under securitization facility	55,300	22,700
Repayments under securitization facility	(49,581)	(42,670)
Repayments of senior notes	(50,000)	—
Debt prepayment penalty paid	(3,656)	—
Proceeds from exercise of stock options	457	—
Treasury shares purchased	(1,128)	(536)
Net cash used in financing activities	(40,608)	(20,506)
Effect of exchange rates on cash, cash equivalents and restricted cash	5,533	2,632
Net increase in cash, cash equivalents and restricted cash	6,521	56,400
Cash, cash equivalents and restricted cash at beginning of year	98,144	66,240
Cash, cash equivalents and restricted cash at end of period	$104,665	$122,640

Supplemental Disclosures
Loans and finance receivables renewed	$84,544	$68,183

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company reflect the historical results of operations and cash flows of the Company during each respective period. The consolidated financial statements include goodwill and intangible assets arising from businesses previously acquired. The financial information included herein may not be indicative of the consolidated financial position, operating results, changes in stockholders’ equity and cash flows of the Company in the future. Intercompany transactions are eliminated. Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the current consolidated financial statement presentation.

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

The consolidated financial statements presented as of March 31, 2018 and 2017 and for the three-month periods ended March 31, 2018 and 2017 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. Operating results for the three-month period are not necessarily indicative of the results that may be expected for the full fiscal year.

These consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 and related notes, which are included on Form 10-K filed with the SEC on February 26, 2018.

Restricted Cash

The Company includes funds to be used for future debt payments relating to its securitization transactions and escrow deposits in restricted cash.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet (in thousands):

	March 31,
	2018	2017
Cash and cash equivalents	$69,900	$97,030
Restricted cash	34,765	25,610
Total cash, cash equivalents and restricted cash	$104,665	$122,640

Revenue Recognition

The Company recognizes revenue based on the financing products and services it offers and on loans it acquires. “Revenue” in the consolidated statements of income includes: interest income, finance charges, fees for services provided through the Company’s credit services organization and credit access business programs (“CSO programs”) (“CSO fees”), revenue on RPAs, service charges, draw fees, minimum billing fees, purchase fees, origination fees, late fees and non-sufficient funds fees as permitted by applicable laws and pursuant to the agreement with the customer. For short-term loans that the Company offers, interest and finance charges are recognized on an effective yield basis over the term of the loan. For line of credit accounts, interest is recognized over the reporting

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

period based upon the balance outstanding and the contractual interest rate, draw fees are recognized on an effective yield basis over the estimated outstanding period of the draw, and minimum billing fees are recognized when assessed to the customer. For installment loans, interest and origination fees are recognized on an effective yield basis over the term of the loan. For RPAs, revenue and purchase fees are recognized on an effective yield basis over the projected delivery term of the agreements and fees are recognized when assessed. CSO fees are recognized on an effective yield basis over the term of the loan. Late and nonsufficient funds fees are recognized when assessed to the customer. Direct costs associated with originating loans and purchasing RPAs, such as third-party customer acquisition costs, are deferred and amortized against revenue on an effective yield basis over the term of the loan or the projected delivery term of the finance receivable. Short-term loans, line of credit accounts, installment loans, RPAs, unpaid and accrued interest, fees and revenue and deferred origination costs are included in “Loans and finance receivables, net” in the consolidated balance sheets.

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

Reclassification of Accumulated Other Comprehensive Income to Net Income

In May 2009 and October 2009, the Company began providing services in Australia and Canada under the brand name DollarsDirect. Due to the small size of the Australian and Canadian markets and our limited operations there, we decided to exit those markets in 2016 and reallocate our resources to our other existing businesses. As a result, we stopped originating loans in those countries and have wound down our loan portfolios. During the quarter ended March 31, 2018, the Company continued the liquidation process of the legal entities related to Australia and Canada and recorded a $2.3 million loss to “Foreign currency transaction (loss) gain” in the consolidated statements of income to recognize the cumulative translation adjustment balance that had been previously recorded to “Accumulated other comprehensive loss” on the consolidated balance sheets.

Adopted Accounting Standards

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement - Reporting Comprehensive Income, (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”) which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate under the Tax Cuts and Jobs Act. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate. ASU 2018-02 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018 with early adoption in any interim period permitted. The Company adopted this ASU in the first quarter of 2018 and, as a result, reclassified $1.6 million of accumulated other comprehensive income to retained earnings. The amount of the reclassification is reported as “Reclassification of certain deferred tax effects” on the consolidated statements of comprehensive income and the consolidated statements of stockholders’ equity.

In May 2017, the FASB issued ASU 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”) clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective on a prospective basis for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. The Company adopted ASU 2017-09 as of January 1, 2018. The adoption of ASU 2017-09 did not have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”) to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. ASU 2017-05 is effective at the same time as the amendments in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Therefore, for public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company adopted ASU 2017-05 as of January 1, 2018. The adoption of ASU 2017-05 did not have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides a screen to determine when an asset or group of assets acquired is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. ASU 2017-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The Company adopted ASU 2017-01 as of January 1, 2018. The adoption of ASU 2017-01 did not have a material effect on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”). ASU 2016-18 clarifies certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2016-18 as of January 1, 2018. The adoption of ASU 2016-18 resulted in a $0.8 million increase in net cash used in investing activities and a $0.1 million increase in the effect of exchange rates on cash for the three months ended March 31, 2017.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires entities to recognize the income tax impact of an intra-entity sale or transfer of an asset other than inventory when the sale or transfer occurs, rather than when the asset has been sold to an outside party. ASU 2016-16 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company adopted ASU 2016-16 as of January 1, 2018. The adoption of ASU 2016-16 did not have a material effect on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016‑01”), which requires that equity investments, except for those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value, with subsequent changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 also impacts the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted ASU 2016-01 as of January 1, 2018. The adoption of ASU 2016-01 did not have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company adopted this ASU under the modified-retrospective method effective January 1, 2018. The Company completed its assessment of the

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

guidance and determined its loan and finance receivables are excluded from the scope of ASU 2014-09. As a result of this scope exception, the adoption of this ASU was not material to the Company’s consolidated financial statements.

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

On June 23, 2015, the Company completed the purchase of certain assets of a company operating as The Business Backer, LLC, which purchases discounted future accounts receivables from small businesses in the United States through RPAs, which provide working capital for small businesses. The total consideration of $26.4 million was comprised of $17.7 million in cash at closing, a $3.0 million promissory note (included in “Accounts payable and accrued expenses” in the consolidated balance sheets) and estimated contingent consideration of $5.7 million based on future earn-out opportunities. The contingent purchase consideration was recorded at its estimated fair value at the date of acquisition based upon the Company’s assessment of the probable earnings attributable to the business as defined in the purchase agreement. To the extent operating results exceed the Company’s estimate, additional contingent consideration would be due, however the total consideration paid may not exceed $71 million. The contingent purchase consideration is revalued each reporting period with changes in fair value of the contingent consideration obligations recognized as a gain or loss on fair value remeasurement in our consolidated statements of income. The fair value of the contingent purchase consideration was remeasured as of December 31, 2016 and a gain from the fair value remeasurement of $3.3 million was recognized. Based on future expected earnings, the Company did not expect to pay any additional contingent consideration and recorded an adjustment to write-off the remaining liability in 2017. There was no change in fair value measurement of contingent consideration for the three months ended March 31, 2018.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	Loans and Finance Receivables, Credit Quality Information and Allowances and Liabilities for Estimated Losses on Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three months ended March 31, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2018	2017
Short-term loans	$53,375	$47,423
Line of credit accounts	78,309	59,459
Installment loans and RPAs	122,108	85,083
Total loans and finance receivables revenue	253,792	191,965
Other	506	298
Total revenue	$254,298	$192,263

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

classified as delinquent generally have an age of one to 64 days from the date any portion of the receivable became delinquent, as defined above. Recoveries on loans and finance receivables previously charged to the allowance are credited to the allowance when collected.

The components of Company-owned loans and finance receivables at March 31, 2018 and 2017 and December 31, 2017 were as follows (dollars in thousands):

	As of March 31, 2018
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$39,339	$152,114	$543,435	$734,888
Delinquent receivables:
Delinquent payment amounts(1)	—	6,624	2,143	8,767
Receivables on non-accrual status	26,519	2,185	45,000	73,704
Total delinquent receivables	26,519	8,809	47,143	82,471
Total loans and finance receivables, gross	65,858	160,923	590,578	817,359
Less: Allowance for losses	(19,136)	(27,120)	(68,027)	(114,283)
Loans and finance receivables, net	$46,722	$133,803	$522,551	$703,076

	As of March 31, 2017
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$33,272	$114,820	$391,117	$539,209
Delinquent receivables:
Delinquent payment amounts(1)	—	3,869	2,397	6,266
Receivables on non-accrual status	19,933	5,809	27,500	53,242
Total delinquent receivables	19,933	9,678	29,897	59,508
Total loans and finance receivables, gross	53,205	124,498	421,014	598,717
Less: Allowance for losses	(15,161)	(21,765)	(46,328)	(83,254)
Loans and finance receivables, net	$38,044	$102,733	$374,686	$515,463

	As of December 31, 2017
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$45,552	$161,070	$537,634	$744,256
Delinquent receivables:
Delinquent payment amounts(1)	—	7,696	3,635	11,331
Receivables on non-accrual status	28,120	1,302	42,740	72,162
Total delinquent receivables	28,120	8,998	46,375	83,493
Total loans and finance receivables, gross	73,672	170,068	584,009	827,749
Less: Allowance for losses	(19,917)	(31,148)	(71,979)	(123,044)
Loans and finance receivables, net	$53,755	$138,920	$512,030	$704,705

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in the allowance for losses for the Company-owned loans and finance receivables and the liability for losses on the Company’s guarantees of third-party lender-owned loans during the three months ended March 31, 2018 and 2017 were as follows (dollars in thousands):

	Three Months Ended March 31, 2018
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$19,917	$31,148	$71,979	$123,044
Cost of revenue	21,167	25,383	62,851	109,401
Charge-offs	(28,485)	(32,807)	(81,206)	(142,498)
Recoveries	6,272	3,396	14,125	23,793
Effect of foreign currency translation	265	—	278	543
Balance at end of period	$19,136	$27,120	$68,027	$114,283
Liability for third-party lender-owned loans:
Balance at beginning of period	$2,105	$—	$153	$2,258
Increase (decrease) in liability	(844)	—	(4)	(848)
Balance at end of period	$1,261	$—	$149	$1,410

	Three Months Ended March 31, 2017
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$17,770	$26,594	$54,581	$98,945
Cost of revenue	16,274	19,831	46,588	82,693
Charge-offs	(24,379)	(28,464)	(65,322)	(118,165)
Recoveries	5,404	3,804	10,143	19,351
Effect of foreign currency translation	92	—	338	430
Balance at end of period	$15,161	$21,765	$46,328	$83,254
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,716	$—	$280	$1,996
Increase (decrease) in liability	(672)	—	(137)	(809)
Balance at end of period	$1,044	$—	$143	$1,187

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of March 31, 2018 and 2017 and December 31, 2017, the amount of consumer loans guaranteed by the Company was $26.6 million, $22.5 million and $34.1 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $1.4 million, $1.2 million and $2.3 million, as of March 31, 2018 and 2017 and December 31, 2017, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	Investment in Unconsolidated Investee

The Company records an investment in the preferred stock of a privately-held developing financial services entity under the cost method. The carrying value of the Company’s investment in this unconsolidated investee was $6.7 million as of March 31, 2018 and 2017 and December 31, 2017, and was held in “Other assets” in the Company’s consolidated balance sheets. The Company evaluates this investment for impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of the investment below carrying value. Based on the Company’s evaluation of this investment at March 31, 2018, the Company determined that an impairment loss was not probable at that date.

5.	Long-term debt

The Company’s long-term debt instruments and balances outstanding as of March 31, 2018 and 2017 and December 31, 2017 were as follows (dollars in thousands):

	March 31,		December 31,
	2018	2017	2017

Securitization notes	$217,125	$145,449	$211,406
Revolving line of credit	8,000	—	—
9.75% senior notes due 2021	293,044	495,824	342,558
8.50% senior notes due 2024	250,000	—	250,000
Subtotal	768,169	641,273	803,964
Less: Long-term debt issuance costs	(13,519)	(10,156)	(15,422)
Total long-term debt	$754,650	$631,117	$788,542

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

As of March 31, 2018 and December 31, 2017, the carrying amount of the 2024 Senior Notes was $243.1 million and $242.8 million, respectively, which includes unamortized issuance costs of $6.9 million and $7.2 million, respectively. The issuance costs are being amortized to interest expense over a period of seven years, through the maturity date of September 1, 2024. The total interest expense

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

recognized was $5.6 million of which $0.3 million represented the non-cash amortization of the issuance costs for the three months ended March 31, 2018.

Consumer Loan Securitization

2016-1 Facility

On January 15, 2016, the Company and certain of its subsidiaries entered into a receivables securitization (as amended, the “2016-1 Securitization Facility”) with certain purchasers, Jefferies Funding LLC, as administrative agent (the “Administrative Agent”) and Bankers Trust Company, as indenture trustee and securities intermediary (the “Indenture Trustee”). The 2016-1 Securitization Facility securitizes unsecured consumer installment loans (“Receivables”) that have been, or will be, originated or acquired under the Company’s NetCredit brand by several of the Company’s subsidiaries and that meet specified eligibility criteria. Under the 2016-1 Securitization Facility, Receivables are sold to EFR 2016-1, LLC, a wholly-owned special purpose subsidiary (the “Issuer”), and serviced by another subsidiary. The 2016-1 Securitization Facility was amended on July 26, 2016, August 17, 2016, September 12, 2016, October 20, 2016, November 14, 2016 and December 14, 2016. The 2016-1 Securitization Facility, as amended, provided for a maximum principal amount of $275 million, variable funding notes maximum principal amount of $30 million per month and a revolving period of the facility ending in October 2017.

On October 20, 2017 (the “Amendment Closing Date”), the Company and certain of its subsidiaries amended and restated the 2016‑1 Securitization Facility (the “Amended Facility”). The counterparties to the Amended Facility included certain purchasers, the Administrative Agent and the Indenture Trustee. The Amended Facility relates to Receivables that have been and will be originated or acquired under the Company’s NetCredit brand and that meet specified eligibility criteria. The eligible Receivables that were owned by the Issuer remained in the Amended Facility and the ineligible Receivables were removed. Under the Amended Facility, additional eligible Receivables may be sold to the Issuer and serviced by another subsidiary of the Company.

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

On each of January 2, 2018, April 2, 2018, July 2, 2018, October 1, 2018, December 31, 2018 and April 1, 2019, the Receivables financed under the 2017 Variable Funding Notes were or will be allocated to a 2017 Term Note, which 2017 Term Note will be issued to the holders of the 2017 Variable Funding Notes and the 2017 Variable Funding Note on such date will be reduced to zero. The 2017 Securitization Notes are non-recourse to the Company and mature at various dates, the latest of which will be April 15, 2022 (the “2017 Final Maturity Date”).

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On October 25, 2017, the Issuer and the Indenture Trustee amended the Amended Facility to permit a holder of a 2017 Term Note or the 2017 Initial Term Note to exchange such notes for notes with an alternative structure with terms not materially different to the Issuer than the exchanged Term Notes or Initial Term Notes.

As of March 31, 2018 and 2017 and December 31, 2017, the carrying amount of the Amended Facility or 2016-1 Securitization Facility was $199.3 million, $131.9 million and $193.0 million, respectively, which included unamortized issuance costs of $2.6 million, $1.4 million and $3.3 million, respectively. The issuance costs related to the Amended Facility are being amortized to interest expense over a period of three years. The total interest expense recognized related to the 2016-1 Securitization facility and the Amended Facility was $5.1 million, of which $0.6 million represented the non-cash amortization of the issuance costs, and $3.9 million, of which $0.6 million represented the non-cash amortization of the issuance costs for the three months ended March 31, 2018 and 2017, respectively.

2016-2 Facility

On December 1, 2016, the Company and certain of its subsidiaries entered into a receivables securitization (the “2016‑2 Facility”) with Redpoint Capital Asset Funding, LLC, as lender (the “Lender”). The 2016‑2 Facility securitizes unsecured consumer installment loans (“Redpoint Receivables”) that have been and will be originated or acquired under the Company’s NetCredit brand by several of the Company’s subsidiaries and that meet specified eligibility criteria, including that the annual percentage rate for each securitized consumer loan is greater than or equal to 90%. Under the 2016‑2 Facility, Redpoint Receivables are sold to a wholly-owned special purpose subsidiary of the Company (the “Debtor”) and serviced by another subsidiary of the Company.

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

As of March 31, 2018 and 2017 and December 31, 2017, the carrying amount of the 2016‑2 Facility was $15.1 million, $12.1 million and $15.1 million, respectively. In connection with the issuance of the 2016‑2 Facility, the Company incurred debt issuance costs of approximately $0.2 million. The unamortized balance of these costs as of March 31, 2018 is included in “Other assets” in the consolidated balance sheets. These costs are being amortized to interest expense over a period of 36 months, the term of the 2016‑2 Facility. The total interest expense recognized was $0.6 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The 2017 Credit Agreement is secured by domestic receivables and replaced the 2014 Credit Agreement. The borrowing limit in the 2017 Credit Agreement is $40 million and its maturity date is May 1, 2020. The Company had outstanding borrowings of $8.0 million under the 2017 Credit Agreement as of March 31, 2018. There were no outstanding borrowings under the 2017 Credit Agreement as of December 31, 2017.

The 2017 Credit Agreement provides for a revolving credit line with interest on borrowings under the facility at prime rate plus 1.00%. As of March 31, 2018 the interest rate on the outstanding balance was 5.75%. In addition, the 2017 Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the line, and ranges from 0.30% per annum to 0.50% per annum depending on usage. A portion of the revolving credit facility, up to a maximum of $20 million, is available for the issuance of letters of credit. The Company had outstanding letters of credit under the 2017 Credit Agreement of $8.0 million as of each of March 31, 2018 and December 31, 2017. The 2017 Credit Agreement provides for certain prepayment penalties if it is terminated on or before its first and second anniversary date, subject to certain exceptions.

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

In connection with the issuance of the 2017 Credit Agreement, as amended, the Company incurred debt issuance costs of approximately $2.2 million, which primarily consisted of underwriting fees and legal expenses. The unamortized balance of these costs as of March 31, 2018 is included in “Other assets” in the consolidated balance sheets. These costs are being amortized to interest expense over a period of 34 months, the term of the 2017 Credit Agreement.

2014 Credit Agreement

On May 14, 2014, the Company and certain of its subsidiaries as guarantors entered into a credit agreement among the Company, the guarantors, Jefferies Finance LLC as administrative agent and Jefferies Group LLC as lender (the “2014 Credit Agreement”). The 2014 Credit Agreement was terminated on June 30, 2017. The Company had no outstanding borrowings under the 2014 Credit Agreement as of March 31, 2017.

The 2014 Credit Agreement also included a sub-limit of up to $20.0 million for standby or commercial letters of credit. In the event that an amount was paid by the issuing bank under a letter of credit, it would have been due and payable by the Company on demand. The Company had outstanding letters of credit under the 2014 Credit Agreement of $6.0 million as of March 31, 2017

In connection with the issuance of the 2014 Credit Agreement, as amended, the Company incurred debt issuance costs of approximately $1.6 million, which primarily consisted of underwriting fees and legal expenses. The unamortized balance of these costs was included in “Other assets” in the consolidated balance sheets. These costs were amortized to interest expense over a period of 37 months, the term of the 2014 Credit Agreement.

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

During the three months ended March 31, 2018, the Company repurchased $50.0 million principal amount of the 2021 Senior Notes for aggregate cash consideration of $53.7 million plus accrued interest. In connection with these purchases, the Company recorded a loss on extinguishment of debt of approximately $4.7 million ($3.7 million net of tax), which is included in “Loss on early extinguishment of debt” in the consolidated statements of income.

As of March 31, 2018 and 2017 and December 31, 2017, the carrying amount of the 2021 Senior Notes was $289.1 million, $487.1 million and $337.6 million, respectively, which included an unamortized discount of $2.0 million, $4.2 million and $2.4 million, respectively, and unamortized issuance costs of $3.9 million, $8.7 million and $4.9 million, respectively. The discount and issuance costs are being amortized to interest expense over a period of seven years, through the maturity date of June 1, 2021. The total interest expense recognized for the three months ended March 31, 2018 and 2017 was $7.9 million and $12.9 million, respectively, of which

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

$0.1 million and $0.2 million, respectively represented the non-cash amortization of the discount and $0.3 million and $0.5 million, respectively, represented the non-cash amortization of the issuance costs.

Weighted-average interest rates on long-term debt were 9.79% and 10.79% during the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018 and 2017 and December 31, 2017, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreement(s).

6.	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2018, decreased to 20.8% from 34.3% for the three months ended March 31, 2017. The decrease was primarily attributable to the reduction of the U.S. federal statutory income tax rate to 21% from 35% resulting from the Tax Cuts and Jobs Act, which was enacted into law on December 22, 2017.

7.	Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax for the three months ended March 31, 2018 and 2017 (in thousands):

	Foreign
	currency
	translation
	gain (loss)	Total
Balance at December 31, 2016	$(11,578)	$(11,578)
Other comprehensive loss, before reclassifications and tax	1,781	1,781
Tax impact	(643)	(643)
Balance at March 31, 2017	$(10,440)	$(10,440)

Balance at December 31, 2017	$(7,086)	$(7,086)
Other comprehensive loss, before reclassifications and tax	3,644	3,644
Tax impact	(820)	(820)
Australia and Canada liquidation (1)	2,343	2,343
Tax impact	(781)	(781)
Reclassification of certain deferred tax effects (2)	(1,622)	(1,622)
Balance at March 31, 2018	$(4,322)	$(4,322)

(1)

Amount reclassified from accumulated other comprehensive loss represents the realization of foreign currency translation losses on the Company’s Australia and Canada businesses for the three months ended March 31, 2018. These amounts were recorded in “Foreign currency transaction (loss) gain” on the consolidated statements of income. See Note 1 for additional information.

(2)

Amount reclassified from accumulated other comprehensive loss represents stranded tax effects resulting from the newly enacted federal corporate income tax rate under the Tax Cuts and Jobs Act. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate. These amounts were recorded to retained earnings on the consolidated balance sheets. See Note 1 for additional information.

8.	Earnings Per Share

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three months ended March 31, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net income	$27,898	$13,852
Denominator:
Total weighted average basic shares	33,669	33,372
Shares applicable to stock-based compensation	903	664
Total weighted average diluted shares	34,572	34,036
Earnings per share:
Net income per share – basic	$0.83	$0.42
Net income per share – diluted	$0.81	$0.41

For the three months ended March 31, 2018 and 2017, 1,191,744 and 1,366,256 shares of common stock underlying stock options, respectively, and 296,058 and 821,756 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

9.	Operating Segment Information

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present information on the Company’s domestic, international operations and corporate services as of and for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended
	March 31,
	2018	2017
Revenue
Domestic	$212,966	$164,669
International	41,332	27,594
Total revenue	$254,298	$192,263

Income from operations
Domestic	$87,759	$62,070
International	1,718	2,194
Corporate services	(27,765)	(26,192)
Total income from operations	$61,712	$38,072

Depreciation and amortization
Domestic	$1,858	$1,526
International	372	379
Corporate services	1,608	1,592
Total depreciation and amortization	$3,838	$3,497

Expenditures for property and equipment
Domestic	$1,990	$611
International	1,068	1,085
Corporate services	291	460
Total expenditures for property and equipment	$3,349	$2,156

	March 31,
	2018	2017
Property and equipment, net
Domestic	$27,787	$18,327
International	8,093	6,006
Corporate services	11,818	19,946
Total property and equipment, net	$47,698	$44,279

Assets
Domestic	$960,386	$826,348
International	137,422	102,819
Corporate services	60,392	56,246
Total assets	$1,158,200	$985,413

Geographic Information

The following table presents the Company’s revenue by geographic region for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended
	March 31,
	2018	2017
Revenue
United States	$212,966	$164,669
United Kingdom	34,989	24,443
Other international countries	6,343	3,151
Total revenue	$254,298	$192,263

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $47.7 million and $44.3 million at March 31, 2018 and 2017, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

10.	Commitments and Contingencies

Litigation

On March 8, 2013, Flemming Kristensen, on behalf of himself and others similarly situated, filed a purported class action lawsuit in the U.S. District Court of Nevada against the Company and other unaffiliated lenders and lead providers. The lawsuit alleges that the lead provider defendants sent unauthorized text messages to consumers on behalf of the Company and the other lender defendants in violation of the Telephone Consumer Protection Act. The complaint seeks class certification, statutory damages, an injunction against “wireless spam activities,” and attorneys’ fees and costs. The Company filed an answer to the complaint denying all liability. On March 26, 2014, the Court granted class certification. On July 20, 2015, the court granted the Company’s motion for summary judgment, denied Plaintiff’s motion for summary judgment and, on July 21, 2015, entered judgment in favor of the Company. Plaintiff filed a motion for reconsideration, which was denied. On May 3, 2016, Plaintiff filed a notice of appeal of the order granting summary judgment for the Company, the judgment in favor of the company, and the order denying Plaintiff’s motion to reconsider. On January 10, 2018, the Ninth Circuit filed an opinion affirming the district court's entry of summary judgment for us and the other defendants. The plaintiff had 90 days from the date of the opinion to petition the United States Supreme Court to review the matter and did not do so; the judgment in favor of the Company is now final.

On April 23, 2018, the Commonwealth of Virginia, through Attorney General Mark R. Herring, filed a lawsuit in the Circuit Court for the County of Fairfax, Virginia against NC Financial Solutions of Utah, LLC (“NC Utah”), a subsidiary of the Company. The lawsuit alleges violations of the Virginia Consumer Protection Act (“VCPA”) relating to NC Utah’s communications with customers, collections of certain payments, its loan agreements, and the rates it charged to Virginia borrowers. The plaintiff is seeking to enjoin NC Utah from continuing its current lending practices in Virginia, restitution, civil penalties, and costs and expenses in connection with the same. Neither the likelihood of an unfavorable decision nor the ultimate liability, if any, with respect to this matter can be determined at this time, and the Company is currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, Contingencies–Loss Contingencies–Glossary, for this litigation. The Company carefully considered applicable Virginia law before NC Utah began lending in Virginia and, as a result, believes that the Plaintiff’s claims in the complaint are without merit and intends to vigorously defend this lawsuit.

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

The following table is a summary of the exit and disposal activity and liability balances as a result of the headquarters relocation for the twelve months ended December 31, 2017 (in thousands):

	Lease Termination Costs	Other Exit Costs	Total
Balance at January 1, 2017	$637	$135	$772
Payments	(554)	(9)	(563)
Adjustments	(83)	(126)	(209)
Balance at December 31, 2017	$—	$—	$—

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

11.	Derivative Instruments

The Company periodically uses derivative instruments to manage risk from changes in market conditions that may affect the Company’s financial performance. The Company has primarily used derivative instruments to manage its primary market risks, which are interest rate risk and foreign currency exchange rate risk.

The Company has periodically used forward currency exchange contracts to minimize the effects of foreign currency risk in the United Kingdom and Brazil. The forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction gain” in the Company’s consolidated statements of income. As of March 31, 2018, the Company did not manage its exposure to risk from foreign currency exchange rate fluctuations through the use of forward currency exchange contracts in the United Kingdom or Brazil.

The Company had no outstanding derivative instruments as of March 31, 2018 and 2017.

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

The following table presents information on the effect of derivative instruments on the consolidated results of operations and accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Gains (Losses)				Gains (Losses)
	Recognized in		Gains (Losses)		Reclassified From
	Income		Recognized in AOCI		AOCI into Income
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2018	2017	2018	2017	2018	2017
Non-designated derivatives:
Forward currency exchange contracts(1)	$243	$—	$—	$—	$—	$—
Total	$243	$—	$—	$—	$—	$—

(1)	The gains (losses) on these derivatives substantially offset the (losses) gains on the economically hedged portion of the foreign intercompany balances.

12.	Related Party Transactions

A current officer of the Company has an ongoing ownership interest in the small business from which the Company acquired certain assets and assumed certain liabilities in June 2015 (see Note 2 for additional information). Pursuant to the acquisition, a subsidiary of the Company issued a promissory note to the small business in the amount of $3.0 million (the “Promissory Note”) and granted the company an opportunity to earn certain contingent purchase consideration (see Note 2 for additional information), both of which are guaranteed by the Company. The Promissory Note accrues interest at a rate of 4.0% per annum and will mature on June 23, 2018. During the three months ended March 31, 2018 and 2017, the Company incurred interest expense of $32 thousand and $31 thousand, respectively, related to the Promissory Note. In addition, as a condition precedent to the acquisition, a subsidiary of the Company executed a Transition Services Agreement with the small business from which the Company acquired certain assets whereby it agreed

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

to provide certain transition services to the business for three years following the acquisition. During the three months ended March 31, 2018 and 2017, the Company was paid $10 thousand and $7 thousand, respectively, for such services.

In October 2017, the Company entered into an agreement for direct mail production and fulfillment services with a marketing services company where David Fisher, the Company’s Chief Executive Officer and Chairman of the Board, also serves as a member of the marketing services company’s Board of Directors. During the three months ended March 31, 2018, the Company paid $2.1 million to the agency. As of March 31, 2018, the Company owed the agency $0.7 million related to services provided.

13.	Variable Interest Entities

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

	March 31,		December 31,
	2018	2017	2017
Assets
Restricted cash	$26,746	$17,815	$21,696
Loans and finance receivables, net	278,272	207,594	259,996
Other receivables and prepaid expenses	1	3	—
Other assets	155	2,325	178
Total assets	$305,174	$227,737	$281,870
Liabilities
Accounts payable and accrued expenses	$1,677	$1,223	$1,671
Long-term debt	214,459	144,030	208,135
Total liabilities	$216,136	$145,253	$209,806

14.	Fair Value Measurements

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

During the three months ended March 31, 2018 and 2017, there were no transfers of assets or liabilities in or out of Level 1, Level 2 or Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018 and 2017 and December 31, 2017 are as follows (dollars in thousands):

	March 31,	Fair Value Measurements Using
	2018	Level 1	Level 2	Level 3
Financial assets (liabilities):
Non-qualified savings plan assets(1)	$2,079	$2,079	$—	$—
Total	$2,079	$2,079	$—	$—

	March 31,	Fair Value Measurements Using
	2017	Level 1	Level 2	Level 3
Financial assets (liabilities):
Non-qualified savings plan assets(1)	$1,352	$1,352	$—	$—
Contingent consideration	(2,358)	—	—	(2,358)
Total	$(1,006)	$1,352	$—	$(2,358)

	December 31,	Fair Value Measurements Using
	2017	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$(55)	$—	$(55)	$—
Non-qualified savings plan assets(1)	1,460	1,460	—	—
Total	$1,405	$1,460	$(55)	$—

(1)

The non-qualified savings plan assets are included in “Other receivables and prepaid expenses” in the Company’s consolidated balance sheets and have an offsetting liability of equal amount, which is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.

The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This analysis reflects the contractual terms of the purchase agreement and utilizes assumptions with regard to future earnings, probabilities of achieving such future earnings, the timing of expected payments and a discount rate. Significant increases with respect to assumptions as to future earnings and probabilities of achieving such future earnings would result in a higher fair value measurement while an increase in the discount rate would result in a lower fair value measurement. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. Based on future expected earnings, the Company did not expect to pay any additional contingent consideration and recorded an adjustment to write-off the remaining liability in 2017. There was no change in fair value measurement of contingent consideration for the three months ended March 31, 2018.

The changes in the fair value of the contingent consideration, which is a Level 3 liability measured at fair value on a recurring basis, are summarized in the table below for the three months ended March 31, 2017 (dollars in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Contingent consideration	Total
Balance at December 31, 2016	$2,358	$2,358
Adjustments	—	—
Balance at March 31, 2017	$2,358	$2,358

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At March 31, 2018 and 2017 and December 31, 2017, there were no assets or liabilities recorded at fair value on a non-recurring basis.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of March 31, 2018 and 2017 and December 31, 2017 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	March 31,	Fair Value Measurements Using
	2018	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$69,900	$69,900	$—	$—
Short-term loans and line of credit accounts, net (1)	180,525	—	—	180,525
Installment loans and RPAs, net (1)(4)	522,551	—	—	551,001
Restricted cash (5)	34,765	34,765	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$814,444	$104,665	$—	$738,229
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,410	$—	$—	$1,410
Promissory note	3,000	—	—	3,327
Revolving line of credit	8,000	—	—	8,000
Securitization Notes	217,125	—	220,066	—
9.75% senior notes due 2021	293,044	—	306,260	—
8.50% senior notes due 2024	250,000	—	261,250	—
Total	$772,579	$—	$787,576	$12,737

	Balance at
	March 31,	Fair Value Measurements Using
	2017	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$97,030	$97,030	$—	$—
Short-term loans and line of credit accounts, net (1)	140,777	—	—	140,777
Installment loans and RPAs, net (1)(4)	374,686	—	—	409,169
Restricted cash (5)	25,610	25,610	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$644,806	$122,640	$—	$556,649
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,187	$—	$—	$1,187
Promissory note	3,000	—	—	3,149
Securitization Notes	145,449	—	147,855	—
9.75% senior notes due 2021	495,824	—	512,125	—
Total	$645,460	$—	$659,980	$4,336

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Balance at
	December 31,	Fair Value Measurements Using
	2017	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$68,684	$68,684	$—	$—
Short-term loans and line of credit accounts, net (1)	192,675	—	—	192,675
Installment loans and RPAs, net (1)(4)	512,030	—	—	544,799
Restricted cash (5)	29,460	29,460	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$809,552	$98,144	$—	$744,177
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$2,258	$—	$—	$2,258
Promissory note	3,000	—	—	3,287
Securitization Notes	211,406	—	215,063	—
9.75% senior notes due 2021	342,558	—	365,700	—
8.50% senior notes due 2024	250,000	—	255,000	—
Total	$809,222	$—	$835,763	$5,545

(1)	Short-term loans, line of credit accounts, installment loans and RPAs are included in “Loans and finance receivables, net” in the consolidated balance sheets.
(2)	Investment in unconsolidated investee is included in “Other assets” in the consolidated balance sheets.
(3)	See Note 4 for additional information related to the investment in unconsolidated investee.
(4)	Installment loan and RPAs, net include $278.3 million, $207.6 million and $260.0 million in net assets of consolidated VIEs as of March 31, 2018 and 2017 and December 31, 2017, respectively.
(5)	Restricted cash includes $26.7 million, $17.8 million and $21.7 million in assets of consolidated VIEs as of March 31, 2018 and 2017 and December 31, 2017, respectively.

Cash and cash equivalents and restricted cash bear interest at market rates and have original maturities of less than 90 days. The carrying amount of cash and cash equivalents and restricted cash approximates fair value.

Short-term loans, line of credit accounts, installment loans and RPAs are carried in the consolidated balance sheet net of the allowance for estimated losses, which is calculated by applying historical loss rates combined with recent default trends to the gross receivable balance. Short-term loans and line of credit accounts have relatively short maturity periods that are generally 12 months or less. The unobservable inputs used to calculate the fair value of these receivables include historical loss rates, recent default trends and estimated remaining loan term; therefore, the carrying value approximates the fair value. The fair value of installment loans and RPAs is estimated using discounted cash flow analyses, which consider interest rates on loans and discounts offered for receivables with similar terms to customers with similar credit quality, the timing of expected payments, estimated customer default rates and/or valuations of comparable portfolios. As of March 31, 2018 and 2017 and December 31, 2017, the fair value of the Company’s installment loans and RPAs was greater than the carrying value of these loans and finance receivables. Unsecured installment loans typically have terms between two and 60 months. RPAs typically have estimated delivery terms between six and 18 months.

The Company measures the fair value of its investment in unconsolidated investee using Level 3 inputs. Because the unconsolidated investee is a private company and financial information is limited, the Company estimates the fair value based on the best available information at the measurement date. As of March 31, 2018 and 2017 and December 31, 2017 the Company estimated the fair value of its investment to be approximately equal to the book value.

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans the Company arranges for consumers on the third-party lenders’ behalf and is required to purchase any defaulted loans it has guaranteed. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company was $1.4 million, $1.2 million and $2.3 million as of March 31, 2018 and 2017 and December 31, 2017, respectively. The Company measures the fair value of its liability for third-party lender-owned consumer loans under Level 3 inputs. The fair value of these liabilities is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value of these liabilities approximates the fair value.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company measures the fair value of the Promissory Note using Level 3 inputs. The fair value of the Promissory Note is estimated using a discounted cash flow analysis. As of March 31, 2018 and 2017 and December 31, 2017, the Promissory Note had a higher fair value than the carrying value.

The Company measures the fair value of its Revolving line of credit borrowings using Level 3 inputs. The Company considered the fair value of its other long-term debt and the timing of expected payment(s). As of March 31, 2018, the fair value of the Company’s Revolving line of credit borrowings approximated the carrying value.

The Company measures the fair value of its Securitization Notes using Level 2 inputs. The fair value of the Company’s Securitization Notes is estimated based on quoted prices in markets that are not active. As of March 31, 2018 and 2017 and December 31, 2017, the Company’s Securitization Notes had a higher fair value than the carrying value.

The Company measures the fair value of its 9.75% senior notes due 2021 using Level 2 inputs. The fair value of the Company’s 9.75% senior notes due 2021 is estimated based on quoted prices in markets that are not active. As of March 31, 2018 and 2017 and December 31, 2017, the Company’s 9.75% senior notes due 2021 had a higher fair value than the carrying value.

The Company measures the fair value of its 8.50% senior notes due 2024 using Level 2 inputs. The fair value of the Company’s 8.50% senior notes due 2024 is estimated based on quoted prices in markets that are not active. As of March 31, 2018 the Company’s 8.50% senior notes due 2024 had a higher fair value than the carrying value.

15.	Condensed Consolidating Financial Statements

The Company’s 2021 Senior Notes are unconditionally guaranteed by certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) and are not secured by its other subsidiaries (the “Non-Guarantor Subsidiaries”). The Guarantor Subsidiaries are 100% owned, all guarantees are full and unconditional, and all guarantees are joint and several. As a result of the guarantee arrangements, the Company is required, in accordance with Rule 3-10 of Regulation S-X, to present the following condensed consolidating financial statements.

The condensed consolidating financial statements reflect the investments in subsidiaries of the Company using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Condensed consolidating financial statements of Enova International, Inc. (the “Parent”), its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of March 31, 2018 and 2017 and December 31, 2017 and for the periods ended March 31, 2018 and 2017 are shown on the following pages.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2018

(dollars in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$11,016	$58,086	$798	$—	$69,900
Restricted cash	—	8,019	26,746	—	34,765
Loans and finance receivables, net	—	424,776	278,300	—	703,076
Other receivables and prepaid expenses	110	20,631	1,423	—	22,164
Property and equipment, net	—	47,175	523	—	47,698
Goodwill	—	267,013	—	—	267,013
Intangible assets, net	—	4,058	—	—	4,058
Investment in subsidiaries	432,019	51,911	—	(483,930)	—
Intercompany receivable	303,868	—	—	(303,868)	—
Other assets	1,600	7,771	155	—	9,526
Total assets	$748,613	$889,440	$307,945	$(787,798)	$1,158,200
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$11,569	$56,472	$2,432	$—	$70,473
Intercompany payables	—	256,757	47,111	(303,868)	—
Income taxes currently payable	(118,763)	119,055	(35)	—	257
Deferred tax liabilities, net	(116)	17,681	(478)	—	17,087
Long-term debt	540,190	—	214,460	—	754,650
Total liabilities	432,880	449,965	263,490	(303,868)	842,467
Commitments and contingencies
Stockholders' equity	315,733	439,475	44,455	(483,930)	315,733
Total liabilities and stockholders' equity	$748,613	$889,440	$307,945	$(787,798)	$1,158,200

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

As of December 31, 2017

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2018

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$214,734	$41,276	$(1,712)	$254,298
Cost of Revenue	—	83,229	25,324	—	108,553
Gross Profit	—	131,505	15,952	(1,712)	145,745
Expenses
Marketing	—	26,977	759	—	27,736
Operations and technology	3	24,350	2,897	(1,712)	25,538
General and administrative	76	25,480	1,365	—	26,921
Depreciation and amortization	—	3,794	44	—	3,838
Total Expenses	79	80,601	5,065	(1,712)	84,033
(Loss) Income from Operations	(79)	50,904	10,887	—	61,712
Interest expense, net	(13,944)	(448)	(5,281)	—	(19,673)
Foreign currency transaction gain	255	(2,343)	—	—	(2,088)
Loss on early extinguishment of debt	(4,710)	—	—	—	(4,710)
(Loss) Income before Income Taxes and Equity in Net Earnings of Subsidiaries	(18,478)	48,113	5,606	—	35,241
(Benefit from) provision for income taxes	(3,850)	10,025	1,168	—	7,343
(Loss) Income before Equity in Net Earnings of Subsidiaries	(14,628)	38,088	4,438	—	27,898
Net earnings of subsidiaries	42,526	4,438	—	(46,964)	—
Net Income (Loss)	$27,898	$42,526	$4,438	$(46,964)	$27,898
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)	4,386	2,497	267	(2,764)	4,386
Reclassification of certain deferred tax effects	(1,622)	—	—	—	(1,622)
Total other comprehensive gain (loss), net of tax	2,764	2,497	267	(2,764)	2,764
Comprehensive Income (Loss)	$30,662	$45,023	$4,705	$(49,728)	$30,662

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2018

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities	$45,160	$97,070	$15,210	$(4,438)	$153,002
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	—	(378,099)	—	—	(378,099)
Securitized loans transferred	—	82,156	(82,156)	—	—
Loans and finance receivables repaid	—	188,235	81,783	—	270,018
Purchases of property and equipment	—	(3,344)	(5)	—	(3,349)
Capital contributions to subsidiaries	—	16,483	—	(16,483)	—
Other investing activities	—	24	—	—	24
Net cash used in investing activities	—	(94,545)	(378)	(16,483)	(111,406)
Cash Flows from Financing Activities
(Payments for) proceeds from member's equity	—	(4,438)	(16,483)	20,921	—
Debt prepayment penalty	(3,656)	—	—	—	(3,656)
Treasury shares purchased	(1,128)	—	—	—	(1,128)
Repayments of Senior Notes	(50,000)	—	—	—	(50,000)
Borrowings under revolving line of credit	32,000	—	—	—	32,000
Repayments under revolving line of credit	(24,000)	—	—	—	(24,000)
Borrowings under securitization facility	—	—	55,300	—	55,300
Repayments under securitization facility	—	—	(49,581)	—	(49,581)
Proceeds from exercise of stock options	457	—	—	—	457
Net cash (used in) provided by financing activities	(46,327)	(4,438)	(10,764)	20,921	(40,608)
Effect of exchange rates on cash, cash equivalents and restricted cash	—	5,595	(62)	—	5,533
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,167)	3,682	4,006	—	6,521
Cash, cash equivalents and restricted cash at beginning of year	12,183	62,423	23,538	—	98,144
Cash, cash equivalents and restricted cash at end of period	$11,016	$66,105	$27,544	$—	$104,665

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2017

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities	$536	$130,885	$(7,494)	$(4,062)	$119,865
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	—	(268,245)	(5,745)	—	(273,990)
Securitized loans transferred	—	37,081	(37,081)	—	—
Loans and finance receivables repaid	—	160,523	67,665	—	228,188
Purchases of property and equipment	—	(2,053)	(103)	—	(2,156)
Capital contributions to subsidiaries	—	(1,500)	—	1,500	—
Other investing activities	—	2,367	—	—	2,367
Net cash (used in) provided by investing activities	—	(71,827)	24,736	1,500	(45,591)
Cash Flows from Financing Activities
(Payments for) proceeds from member's equity	—	(4,062)	1,500	2,562	—
Treasury shares purchased	(536)	—	—	—	(536)
Borrowings under securitization facility	—	—	22,700	—	22,700
Repayments under securitization facility	—	—	(42,670)	—	(42,670)
Net cash (used in) provided by financing activities	(536)	(4,062)	(18,470)	2,562	(20,506)
Effect of exchange rates on cash, cash equivalents and restricted cash	—	2,632	—	—	2,632
Net increase in cash, cash equivalents and restricted cash	—	57,628	(1,228)	—	56,400
Cash, cash equivalents and restricted cash at beginning of year	—	42,895	23,345	—	66,240
Cash, cash equivalents and restricted cash at end of period	$—	$100,523	$22,117	$—	$122,640

16.	Subsequent Events

Subsequent events have been reviewed through the date these financial statements were available to be issued.

Amendment of 2017 Credit Agreement

On April 13, 2018, the Company and certain of its operating subsidiaries entered into an amendment of its 2017 Credit Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement, amongst other changes, increases the borrowing limit to $75 million from $40 million in the 2017 Credit Agreement. In addition, Pacific Western Bank, as Lender in the Amended Credit Agreement, joins the syndicate of lenders from the 2017 Credit Agreement. The maturity date of May 1, 2020, and the interest rate on borrowings of prime rate plus 1.00% remain the same as the 2017 Credit Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources and certain factors that may affect future results, including economic and industry-wide factors, of Enova International, Inc. and its subsidiaries should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services to consumers and small businesses. In 2017, we extended approximately $2.1 billion in credit to borrowers. As of March 31, 2018, we offered or arranged loans or draws on lines of credit to consumers in 32 states in the United States and in the United Kingdom and Brazil. We also offered financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through March 31, 2018, we have completed over 44.1 million customer transactions and collected more than 22 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include short-term loans, line of credit accounts, installment loans and receivables purchase agreements (“RPAs”).

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

Our flexible and scalable technology platform allows us to process and complete customers’ transactions quickly and efficiently. In 2017, we processed approximately 3.9 million transactions, and we continue to grow our loans and finance receivable portfolios and increase the number of customers we serve through desktop, tablet and mobile platforms. Our highly customizable technology platform allows us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In 2012, we launched a new product in the United States designed to serve near-prime customers, and in April 2014 we introduced a similar product in the United Kingdom. In June 2014, we launched our business in Brazil, where we lend to borrowers through a local Brazilian financing structure. In addition, in July 2014, we introduced a new line of credit product in the United States to serve the needs of small businesses. In June 2015, we further expanded our product offering by acquiring certain assets of a company that provides financing to small businesses by offering RPAs (see Note 2 in the Notes to Consolidated Financial Statements included in this report). In May 2017, we expanded products available to small businesses by offering installment loans. These new products are intended to allow us to further diversify our product offerings, customer base and geographic scope. In the three-month period ended March 31, 2018, we derived 83.7% of our total revenue from the United States and 16.3% of our total revenue internationally, with 84.7% of international revenue (representing 13.8% of our total revenue) generated in the United Kingdom.

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

•

Short-term consumer loans. Short-term consumer loans are unsecured loans written by us or by a third-party lender through our credit services organization and credit access business programs, which we refer to as our CSO programs, that we arrange and guarantee. As of March 31, 2018, we offered or arranged short-term consumer loans in 17 states in the United States and in the United Kingdom. Short-term consumer loans generally have terms of seven to 90 days, with proceeds promptly deposited in the customer’s bank account in exchange for a pre-authorized debit from their account. Due to the credit risk and high transaction costs of serving our customer segment, the interest and/or fees we charge are generally considered to be higher than the interest or fees charged to consumers with superior credit histories by banks and similar lenders who are typically unwilling to make unsecured loans to alternative credit consumers. Our short-term consumer loans contributed approximately 21.0% of our total revenue for the three months ended March 31, 2018 and 24.7% for the three months ended March 31, 2017.

•

Line of credit accounts. As of March 31, 2018 we offered new consumer line of credit accounts in six states (and continue to service existing line of credit accounts in one additional state) in the United States and business line of credit accounts in 35 states in the United States, which allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with the terms of their line of credit account. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit. Our line of credit accounts contributed approximately 30.8% of our total revenue for the three months ended March 31, 2018 and 30.9% for the three months ended March 31, 2017.

•

Installment loans. Installment loans are longer-term loans that require the outstanding principal balance to be paid down in multiple installments. We offer, or arrange through our CSO programs or market and purchase through our Bank program, multi-payment unsecured consumer installment loan products in 29 states in the United States and small business installment loans in 18 states. We also offer multi-payment unsecured consumer installment loan products in the United Kingdom and Brazil. Terms for our installment loan products range between two and 60 months. These loans generally have higher principal amounts than short-term loans. Loans may be repaid early at any time with no additional prepayment charges. Installment loans that we originated and purchased contributed approximately 46.8% of our total revenue for the three months ended March 31, 2018 and 42.3% for the three months ended March 31, 2017.

•

Receivables purchase agreements. Under RPAs, small businesses receive funds in exchange for a portion of the business’s future receivables at an agreed upon discount. In contrast, lending is a commitment to repay principal and interest. A small business customer who enters into a RPA commits to delivering a percentage of its receivables through ACH or wire debits or by splitting credit card receipts until all purchased receivables are delivered. We offer RPAs in all 50 states and in Washington D.C. in the United States. Revenue earned from RPAs contributed 1.2% of our total revenue for the three months ended March 31, 2018 and 1.9% for the three months ended March 31, 2017.

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

As of March 31, 2018 and 2017, the outstanding amount of active short-term consumer loans originated by third-party lenders under the CSO programs was $21.4 million and $18.9 million, respectively, which were guaranteed by us.

As of March 31, 2018 and 2017, the outstanding amount of active installment loans originated by third-party lenders under the CSO programs was $5.2 million and $3.7 million, respectively, which were guaranteed by us.

•

Bank program. In March 2016, we launched a program with a state-chartered bank where we provide technology, loan servicing and marketing services to the bank in 15 states and Washington D.C. in the United States as of March 31, 2018. Our bank partner offers unsecured consumer installment loans with an annual percentage rate (“APR”) at or below 36%. We also have the ability to purchase loans originated through this program. We plan to grow this program through expanding to more states and adding additional products. Revenue generated from this program for the three months ended March 31, 2018 and 2017 was 2.1% and 1.7% of our total revenue, respectively.

•	Analytics-as-a-Service. In 2016, we launched a product that uses our proprietary technology and analytics capabilities to offer businesses a solution for real-time decisioning at scale.

OUR MARKETS

We currently provide our services in the following countries:

•

United States. We began our online business in the United States in May 2004. As of March 31, 2018, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, Headway Capital at www.headwaycapital.com and The Business Backer at www.businessbacker.com.

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

•

Brazil. On June 30, 2014, we launched our business in Brazil where we provide installment loans to borrowers under the name Simplic at www.simplic.com.br. We plan to continue to invest and expand our lending in Brazil.

Our internet websites and the information contained therein or connected thereto are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES

There have been no changes in critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

See Note 1 in the Notes to Consolidated Financial Statements included in this report for a discussion of recent accounting pronouncements.

RESULTS OF OPERATIONS

HIGHLIGHTS

Our financial results for the three-month period ended March 31, 2018, or the current quarter, are summarized below.

•

Consolidated total revenue increased $62.0 million, or 32.3%, to $254.3 million in the current quarter compared to $192.3 million for the three months ended March 31, 2017, or the prior year quarter. Domestic revenue increased $48.3 million, or 29.3%, to $213.0 million in the current quarter from $164.7 million for the prior year quarter and international revenue increased $13.7 million, or 49.8%, to $41.3 million from $27.6 million.

•	Consolidated gross profit increased $35.3 million, or 32.0%, to $145.7 million in the current quarter compared to $110.4 million in the prior year quarter.

•	Consolidated income from operations increased $23.6 million, or 62.1%, to $61.7 million in the current quarter, compared to $38.1 million in the prior year quarter.
•

Consolidated net income was $27.9 million in the current quarter compared to $13.9 million in the prior year quarter. Consolidated diluted income per share was $0.81 in the current quarter compared to $0.41 in the prior year quarter.

OVERVIEW

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Revenue
Loans and finance receivables revenue	$253,792	$191,965
Other	506	298
Total Revenue	254,298	192,263
Cost of Revenue	108,553	81,884
Gross Profit	145,745	110,379
Expenses
Marketing	27,736	19,583
Operations and technology	25,538	23,531
General and administrative	26,921	25,696
Depreciation and amortization	3,838	3,497
Total Expenses	84,033	72,307
Income from Operations	61,712	38,072
Interest expense, net	(19,673)	(17,222)
Foreign currency transaction gain	(2,088)	227
Loss on early extinguishment of debt	(4,710)	—
Income before Income Taxes	35,241	21,077
Provision for income taxes	7,343	7,225
Net Income	$27,898	$13,852
Diluted net income per share	$0.81	$0.41

Revenue
Loans and finance receivables revenue	99.8%	99.8%
Other	0.2	0.2
Total Revenue	100.0	100.0
Cost of Revenue	42.7	42.6
Gross Profit	57.3	57.4
Expenses
Marketing	10.9	10.2
Operations and technology	10.0	12.2
General and administrative	10.6	13.4
Depreciation and amortization	1.5	1.8
Total Expenses	33.0	37.6
Income from Operations	24.3	19.8
Interest expense, net	(7.7)	(8.9)
Foreign currency transaction gain	(0.8)	0.1
Loss on early extinguishment of debt	(1.9)	—
Income before Income Taxes	13.9	11.0
Provision for income taxes	2.9	3.8
Net Income	11.0%	7.2%

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (in thousands, except per share data):

	Three Months Ended
	March 31,
	2018	2017
Net Income	$27,898	$13,852
Adjustments:
Loss on early extinguishment of debt	4,710	—
Intangible asset amortization	267	271
Stock-based compensation expense	2,433	2,320
Foreign currency transaction loss (gain)	2,088	(227)
Cumulative tax effect of adjustments	(1,979)	(810)
Adjusted earnings	$35,417	$15,406

Diluted net income per share	$0.81	$0.41
Adjustments:
Loss on early extinguishment of debt	0.13	—
Intangible asset amortization	0.01	0.01
Stock-based compensation expense	0.07	0.07
Foreign currency transaction loss (gain)	0.06	(0.01)
Cumulative tax effect of adjustments	(0.06)	(0.03)
Adjusted earnings per share	$1.02	$0.45

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

	Three Months Ended
	March 31,
	2018	2017
Net Income	$27,898	$13,852
Depreciation and amortization expenses	3,838	3,497
Interest expense, net	19,673	17,222
Foreign currency transaction loss (gain)	2,088	(227)
Provision for income taxes	7,343	7,225
Stock-based compensation expense	2,433	2,320
Adjustment:
Loss on early extinguishment of debt	4,710	—
Adjusted EBITDA	$67,983	$43,889

Adjusted EBITDA margin calculated as follows:
Total Revenue	$254,298	$192,263
Adjusted EBITDA	67,983	43,889
Adjusted EBITDA as a percentage of total revenue	26.7%	22.8%

Constant Currency Basis

In addition to reporting financial results in accordance with GAAP, we have provided certain other non-GAAP financial information on a constant currency basis. We operate in the United Kingdom and Brazil. During the current quarter 16.3% of our revenue originated in currencies other than the U.S. Dollar, principally the British Pound Sterling. As a result, changes in our reported revenue and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide constant currency assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. All conversion rates below are based on the U.S. Dollar equivalent to one of the applicable foreign currencies:

	Three Months Ended
	March 31,
	2018	2017	% Change
British Pound	1.3917	1.2396	12.3%
Brazilian real	0.3084	0.3183	(3.1)%

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

THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THREE MONTHS ENDED MARCH 31, 2017

Revenue and Gross Profit

Revenue increased $62.0 million, or 32.3%, to $254.3 million for the current quarter as compared to $192.3 million for the prior year quarter. On a constant currency basis, revenue increased by $58.4 million, or 30.4%, for the current quarter compared to the prior year quarter. Our domestic operations contributed an increase of $48.3 million, primarily resulting from a 39.7% increase in installment loan and RPA revenue and a 31.9% increase in line of credit account revenue in the current quarter compared to the prior year quarter driven by strong customer demand for these products. Our international operations contributed an increase of $13.7 million (an increase of $10.1 million on a constant currency basis), primarily resulting from a 65.7% increase in installment loan and RPA revenue and a 35.9% increase in short-term loan revenue.

Our gross profit increased by $35.3 million to $145.7 million for the current quarter from $110.4 million for the prior year quarter. On a constant currency basis, gross profit increased by $33.4 million for the current quarter compared to the prior year quarter. Our consolidated gross profit as a percentage of revenue, or our gross profit margin, decreased only slightly to 57.3% for the current quarter, from 57.4% for the prior year quarter.

The following tables set forth the components of revenue and gross profit, separated by product and between domestic and international for the current quarter and the prior year quarter (in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Revenue by product:
Short-term loans	$53,375	$47,423	$5,952	12.6%
Line of credit accounts	78,309	59,459	18,850	31.7
Installment loans and RPAs	122,108	85,083	37,025	43.5
Total loans and finance receivables revenue	253,792	191,965	61,827	32.2
Other	506	298	208	69.8
Total revenue	$254,298	$192,263	$62,035	32.3%

Revenue by product (% to total):
Short-term loans	21.0%	24.7%
Line of credit accounts	30.8	30.9
Installment loans and RPAs	48.0	44.2
Total loans and finance receivables revenue	99.8	99.8
Other	0.2	0.2
Total revenue	100.0%	100.0%

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Domestic:
Revenue	$212,966	$164,669	$48,297	29.3%
Cost of revenue	88,113	70,649	17,464	24.7
Gross profit	$124,853	$94,020	$30,833	32.8
Gross profit margin	58.6%	57.1%	1.5%	2.6%
International:
Revenue	$41,332	$27,594	$13,738	49.8%
Cost of revenue	20,440	11,235	9,205	81.9
Gross profit	$20,892	$16,359	$4,533	27.7
Gross profit margin	50.5%	59.3%	(8.8)%	(14.8)%
Total:
Revenue	$254,298	$192,263	$62,035	32.3%
Cost of revenue	108,553	81,884	26,669	32.6
Gross profit	$145,745	$110,379	$35,366	32.0
Gross profit margin	57.3%	57.4%	(0.1)%	(0.2)%

Loan and Finance Receivable Balances

Our loan and finance receivable balance in our consolidated financial statements for March 31, 2018 and 2017 was $817.4 million and $598.7 million, respectively, before the allowance for losses of $114.3 million and $83.3 million, respectively. The combined loan and finance receivable balance includes $26.6 million and $22.5 million as of March 31, 2018 and 2017, respectively, of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements for March 31, 2018 and 2017, respectively, before the liability for estimated losses of $1.4 million and $1.2 million provided in “Accounts payable and accrued expenses” in our consolidated financial statements for March 31, 2018 and 2017, respectively.

The ending portfolio balance of loans and finance receivables, net of allowance for losses, increased $187.6 million, or 36.4%, to $703.1 million as of March 31, 2018 from $515.5 million as of March 31, 2017, and the outstanding combined portfolio balance of loans and finance receivables, net of allowance and liability for estimated losses, increased $191.4 million, or 35.7%, to $728.3 million as of March 31, 2018 from $536.8 million as of March 31, 2017, primarily due to increased demand for all of our installment products and, to a lesser extent, our short-term and line of credit products. The outstanding loan balance for our domestic near-prime product increased 41.1% in the current quarter compared to the prior year quarter resulting in a domestic near-prime portfolio balance that comprises 44.6% of our total loan and finance receivable portfolio balance while short-term loans comprised approximately 10.3% of our total loan and finance receivable portfolio balance in the current quarter, compared to 11.6% in the prior year quarter. We expect this trend to continue as we increase the number of states offering a near-prime installment lending product under our bank program. Management expects the loan balances for our domestic near-prime installment loan product will continue to comprise a larger percentage of the total loan and finance receivable portfolio, due to customer demand for these products and their longer loan term. Our portfolio of loans and finance receivables serving the needs of small businesses decreased to 9.3% in the current quarter from 13.3% in the prior year quarter due to a 5.2% decrease in the small business loan and finance receivables balance and strong growth in our consumer products. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

The following tables summarize loan and finance receivable balances outstanding as of March 31, 2018 and 2017 (in thousands):

	As of March 31,
	2018			2017
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables balances:
Short-term loans	$65,858	$21,409	$87,267	$53,205	$18,854	$72,059
Line of credit accounts	160,923	—	160,923	124,498	—	124,498
Installment loans and RPAs	590,578	5,185	595,763	421,014	3,692	424,706
Total ending loans and finance receivables, gross	817,359	26,594	843,953	598,717	22,546	621,263
Less: Allowance and liabilities for losses(a)	(114,283)	(1,410)	(115,693)	(83,254)	(1,187)	(84,441)
Total ending loans and finance receivables, net	$703,076	$25,184	$728,260	$515,463	$21,359	$536,822
Allowance and liability for losses as a % of loans and finance receivables, gross	14.0%	5.3%	13.7%	13.9%	5.3%	13.6%

	As of March 31,
	2018			2017
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables:
Total domestic, gross	$702,818	$26,594	$729,412	$520,615	$22,546	$543,161
Total international, gross	114,541	—	114,541	78,102	—	78,102
Total ending loans and finance receivables, gross	$817,359	$26,594	$843,953	$598,717	$22,546	$621,263

(a)	GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs and are not included in our financial statements.
(b)	Except for allowance and liability for estimated losses, amounts shown represent non-GAAP measures.

Average Amount Outstanding per Loan

The average amount outstanding per loan is calculated as the total combined loans, gross balance at the end of the period divided by the total number of combined loans outstanding at the end of the period. The following table shows the average amount outstanding per loan by product at March 31, 2018 and 2017:

	As of March 31,
	2018	2017
Average amount outstanding per loan (in ones)(a)
Short-term loans(b)	$487	$445
Line of credit accounts	1,366	1,262
Installment loans(b)(c)	2,037	1,920
Total loans(b)(c)	$1,412	$1,256

(a)	The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Excludes RPAs.

The average amount outstanding per loan increased to $1,412 from $1,256 during the current quarter compared to the prior year quarter, primarily due to a greater mix of installment loans and line of credit accounts, which have higher average amounts outstanding relative to short-term loans, in the current quarter compared to the prior year quarter.

Average Loan Origination

The average loan origination amount is calculated as the total amount of combined loans originated and renewed for the period divided by the total number of combined loans originated and renewed for the period. The following table shows the average loan origination amount by product for the current quarter compared to the prior year quarter:

	Three Months Ended
	March 31,
	2018	2017
Average loan origination amount (in ones) (a)
Short-term loans (b)	$475	$449
Line of credit accounts (c)	317	283
Installment loans (b)(d)	1,648	1,497
Total loans (b)(d)	$569	$481

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount increased to $569 from $481 during the current quarter compared to the prior year quarter, mainly due to a greater mix of installment loan originations which have higher principal amounts. Additionally, each of our products saw an increase in the average origination amount resulting from higher origination amounts to new customers.

Loans and Finance Receivables Loss Experience

The allowance and liability for estimated losses as a percentage of combined loans and RPAs increased only slightly to 13.7% as of March 31, 2018 from 13.6% as of March 31, 2017.

The cost of revenue in the current quarter was $108.6 million, which was composed of $109.4 million related to Company-owned loans and finance receivables offset by a $0.8 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. The cost of revenue in the prior year quarter was $81.9 million, which was composed of $82.7 million related to Company-owned loans and finance receivables offset by a $0.8 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $118.7 million and $98.8 million in the current quarter and the prior year quarter, respectively.

The following tables show loan and finance receivable balances and fees receivable and the relationship of the allowance and liability for losses to the combined balances of loans and finance receivables for each of the last five quarters (in thousands):

	2017				2018
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Loans and finance receivables:
Gross - Company owned	$598,717	$647,835	$742,796	$827,749	$817,359
Gross - Guaranteed by the Company(a)	22,546	28,013	28,943	34,134	26,594
Combined loans and finance receivables, gross(b)	621,263	675,848	771,739	861,883	843,953
Allowance and liability for losses on loans and finance receivables	84,441	85,780	107,077	125,302	115,693
Combined loans and finance receivables, net(b)	$536,822	$590,068	$664,662	$736,581	$728,260
Allowance and liability for losses as a % of loans and finance receivables, gross(b)	13.6%	12.7%	13.9%	14.5%	13.7%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(b)	Non-GAAP measure.

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

Short-term Loans

Demand for our short-term loan product in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Customer demand for short-term loans in both the United States and the United Kingdom was very strong in 2017. This led to higher short-term consumer loan balances.

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

The following table includes information related only to short-term loans and shows our loss experience trends for short-term loans for each of the last five quarters (in thousands):

	2017				2018
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Short-term loans:
Cost of revenue	$15,602	$16,584	$23,849	$22,129	$20,323
Charge-offs (net of recoveries)	18,975	15,539	20,439	21,201	22,213
Average short-term combined loan balance, gross:
Company owned(a)	58,729	57,653	65,949	70,040	71,442
Guaranteed by the Company(a)(b)	23,153	21,368	25,787	26,785	26,383
Average short-term combined loan balance, gross(a)(c)	$81,882	$79,021	$91,736	$96,825	$97,825
Ending short-term combined loan balance, gross:
Company owned	$53,205	$61,565	$67,719	$73,672	$65,858
Guaranteed by the Company(b)	18,854	24,123	24,248	28,875	21,409
Ending short-term combined loan balance, gross(c)	$72,059	$85,688	$91,967	$102,547	$87,267
Ending allowance and liability for losses	$16,205	$17,449	$21,047	$22,022	$20,397

Short-term loan ratios:
Cost of revenue as a % of average short-term combined loan balance, gross(a)(c)	19.1%	21.0%	26.0%	22.9%	20.8%
Charge-offs (net of recoveries) as a % of average short-term combined loan balance, gross(a)(c)	23.2%	19.7%	22.3%	21.9%	22.7%
Gross profit margin	67.1%	64.5%	52.2%	58.5%	61.9%
Allowance and liability for losses as a % of combined loan balance, gross(c)(d)	22.5%	20.4%	22.9%	21.5%	23.4%

(a)	The average short-term combined loan balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan balance, gross, is determined using period-end balances.

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

The following table includes information related only to line of credit accounts and shows our loss experience trends for line of credit accounts for each of the last five quarters (in thousands):

	2017				2018
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$19,831	$19,868	$23,439	$30,278	$25,383
Charge-offs (net of recoveries)	24,660	18,786	19,476	25,940	29,411
Average loan balance(a)	135,621	128,348	145,398	161,905	168,118
Ending loan balance	124,498	134,154	154,689	170,068	160,923
Ending allowance for losses balance	$21,765	$22,847	$26,810	$31,148	$27,120

Line of credit account ratios:
Cost of revenue as a % of average loan balance(a)	14.6%	15.5%	16.1%	18.7%	15.1%
Charge-offs (net of recoveries) as a % of average loan balance(a)	18.2%	14.6%	13.4%	16.0%	17.5%
Gross profit margin	66.6%	66.2%	66.0%	59.9%	67.6%
Allowance for losses as a % of loan balance(b)	17.5%	17.0%	17.3%	18.3%	16.9%

(a)	The average loan balance for line of credit accounts is the average of the month-end balances during the period.
(b)	Allowance for losses as a % of loan balance is determined using period-end balances.

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

The gross profit margin is generally lower for the installment loan product than for other loan products, primarily because the highest levels of default are exhibited in the early stages of the loan, while revenue is recognized over the term of the loan. In addition, installment loans and RPAs typically have higher average origination amounts. Another factor contributing to the lower gross profit margin is that the product yield for installment loans and RPAs is typically lower than the yield for the other financing products we offer. As a result, particularly in periods of higher growth for the installment loan and RPA portfolios, which has been the case in recent years, the gross profit margin is typically lower for this product than for our short-term loan and line of credit products. Our average installment combined loan and RPA portfolio balance outstanding at March 31, 2018 increased 34.0% in the current quarter compared to the prior year quarter.

The following table includes information related only to our installment loans and RPAs and shows our loss experience trends for installment loans and RPAs for each of the last five quarters (in thousands):

	2017				2018
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Installment loans and RPAs:
Cost of revenue	$46,451	$43,410	$60,053	$75,138	$62,847
Charge-offs (net of recoveries)	55,179	44,443	46,598	62,116	67,081
Average installment and RPA combined loan and finance receivable balance, gross:
Company owned(a)	440,886	433,698	487,436	552,003	591,739
Guaranteed by the Company(a)(b)	4,874	3,631	4,628	5,025	5,760
Average installment and RPA combined loan and finance receivable balance, gross (a)(c)	$445,760	$437,329	$492,064	$557,028	$597,499
Ending installment and RPA combined loan and finance receivable balance, gross:
Company owned	$421,014	$452,116	$520,388	$584,009	$590,578
Guaranteed by the Company(b)	3,692	3,890	4,695	5,259	5,185
Ending installment and RPA combined loan and finance receivable balance, gross (c)	$424,706	$456,006	$525,083	$589,268	$595,763
Ending allowance and liability for losses	$46,471	$45,484	$59,220	$72,132	$68,176

Installment and RPA loan ratios:
Cost of revenue as a % of average installment and RPA combined loan and finance receivable balance, gross(a)(c)	10.4%	9.9%	12.2%	13.5%	10.5%
Charge-offs (net of recoveries) as a % of average installment and RPA combined loan and finance receivable balance, gross (a)(c)	12.4%	10.2%	9.5%	11.2%	11.2%
Gross profit margin	45.4%	48.4%	39.3%	34.4%	48.5%
Allowance and liability for losses as a % of combined loan and finance receivable balance, gross(c)(d)	10.9%	10.0%	11.3%	12.2%	11.4%

(a)	The average installment and RPA combined loan and finance receivable balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan and finance receivable balance, gross, is determined using period-end balances.

Total Expenses

Total expenses increased $11.7 million, or 16.2%, to $84.0 million in the current quarter, compared to $72.3 million in the prior year quarter. On a constant currency basis, total expenses increased $10.6 million, or 14.6%, to $82.9 million for the current quarter compared to the prior year quarter.

Marketing expense increased to $27.8 million in the current quarter compared to $19.6 million in the prior year quarter. The increase was primarily due to higher direct mail costs related to our domestic products, volume from lead providers in both our domestic and international businesses and domestic television advertising.

Operations and technology expense increased to $25.5 million in the current quarter compared to $23.5 million in the prior year quarter, primarily due to higher volume-driven underwriting and transaction expenses and headcount costs in our call center.

General and administrative expense increased $1.2 million, or 4.8%, to $26.9 million in the current quarter compared to $25.7 million in the prior year quarter, primarily due to higher corporate services personnel costs primarily driven by an increase in headcount in the current quarter compared to the prior year quarter.

Depreciation and amortization expense increased $0.3 million, or 9.8%, in the current quarter compared to the prior year quarter, primarily due to increased capitalized development software costs to support our growth.

Interest Expense, Net

Interest expense, net increased $2.5 million, or 14.2%, to $19.7 million in the current quarter compared to $17.2 million in the prior year quarter. The increase was primarily due to an increase in the average amount of debt outstanding, which increased $130.2 million to $768.6 million during the current quarter from $638.4 million during the prior year quarter, partially offset by a decrease in the weighted average interest rate on our outstanding debt to 9.79% during the current quarter from 10.79% during the prior year quarter.

Provision for Income Taxes

Provision for income taxes increased $0.1 million, or 1.6%, to $7.3 million in the current quarter compared to $7.2 million in the prior year quarter. The decrease was primarily due to a 67.2% increase in income before income taxes offset by a decrease in effective tax rate to 20.8% in the current quarter from 34.3% in the prior year quarter. The decrease in the effective tax rate is mainly due to the Tax Cuts and Jobs Act, and an adjustment related to share based compensation deferred tax benefits.

As of March 31, 2018, the balance of unrecognized tax benefits was $812 thousand ($758 thousand net of the federal benefit of state matters), all of which, if recognized, would favorably affect the effective tax rate in any future periods. We had $384 thousand ($352 thousand net of the federal benefit of state matters) of unrecognized tax benefits as of March 31, 2017. We do not believe it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits will change by a significant amount. We record interest and penalties related to tax matters as income tax expense in the consolidated statement of income.

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

Net Income

Net income increased $14.0 million, or 101.4%, to $27.9 million during the current quarter compared to $13.9 million during the prior year quarter. The increase was primarily due to higher gross profit, driven by higher revenue, and lower operating expenses as a percentage of revenue in the current quarter compared to the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

Historically, we have generated significant cash flow through normal operating activities for funding both long-term and short-term needs. Our near-term liquidity is managed to ensure that adequate resources are available to fund our seasonal working capital growth, which is driven by demand for our loan and financing products, and to meet the continued growth in the demand for our near-prime installment products. On May 30, 2014, we issued and sold $500.0 million in 2021 Senior Notes. On September 1, 2017, we issued and sold $250.0 million in aggregate principal amount of 8.50% Senior Notes due 2024 (the “2024 Senior Notes”) and used the net proceeds, in part, to retire $155.0 million in 2021 Senior Notes. On January 21, 2018 we redeemed an additional $50.0 million in principal amount of the outstanding 2021 Senior Notes. On June 30, 2017, we entered into a secured revolving credit agreement (the “2017 Credit Agreement”) which replaced our previous credit agreement (the “2014 Credit Agreement”) that was terminated on June 30, 2017. On April 13, 2018, we and certain of our operating subsidiaries entered into an amendment of our 2017 Credit Agreement (the "Amended Credit Agreement"). As of April 30, 2018, our available borrowings under the Amended Credit Agreement were $17.0 million. On January 15, 2016 and December 1, 2016, we entered into the 2016‑1 and 2016‑2 Securitization Facilities, respectively, as further described below. On October 20, 2017, we amended and restated the 2016-1 Securitization Facility, as further described below. As of April 30, 2018, the outstanding balance under our securitization facilities was $201.3 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the 2017 Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer loan securitization facilities.

As of March 31, 2018, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the 2017 Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending which could be expected to generate additional liquidity.

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

Consumer Loan Securitization

2016‑1 Facility

On January 15, 2016, we and certain of our subsidiaries entered into a receivables securitization (as amended, the “2016‑1 Securitization Facility”) with certain purchasers, Jefferies Funding LLC, as administrative agent (the “Administrative Agent”) and Bankers Trust Company, as indenture trustee and securities intermediary (the “Indenture Trustee”). The 2016‑1 Securitization Facility securitizes unsecured consumer installment loans (“Receivables”) that have been, or will be, originated or acquired under our NetCredit brand and that meet specified eligibility criteria. Under the 2016‑1 Securitization Facility, Receivables are sold to a wholly-owned special purpose subsidiary (the “Issuer”) and serviced by another subsidiary. The 2016-1 Securitization Facility was amended on July 26, 2016, August 17, 2016, September 12, 2016, October 20, 2016, November 14, 2016 and December 14, 2016. The 2016-1 Securitization Facility, as amended, provided for a maximum principal amount of $275 million, variable funding notes maximum principal amount of $30 million per month and a revolving period of the facility ending in October 2017.

On October 20, 2017 (the “Amendment Closing Date”), we and certain of our subsidiaries amended and restated the 2016-1 Securitization Facility (the “Amended Facility”). The counterparties to the Amended Facility included certain purchasers, the Administrative Agent and the Indenture Trustee. The Amended Facility relates to Receivables that have been and will be originated or acquired under our NetCredit brand by several of our subsidiaries and that meet specified eligibility criteria. The eligible Receivables that were owned by the Issuer remained in the Amended Facility and the ineligible Receivables were removed. Under the Amended Facility, additional eligible Receivables may be sold to the Issuer and serviced by another subsidiary of ours.

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

On each of January 2, 2018, April 2, 2018, July 2, 2018, October 1, 2018, December 31, 2018 and April 1, 2019, the Receivables financed under the 2017 Variable Funding Notes were or will be allocated to a 2017 Term Note, which 2017 Term Note will be issued to the holders of the 2017 Variable Funding Notes and the 2017 Variable Funding Note on such date will be reduced to zero. The 2017 Securitization Notes are non-recourse to us and mature at various dates, the latest of which will be April 15, 2022 (the “2017 Final Maturity Date”).

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

2016‑2 Facility

On December 1, 2016, we and certain of our subsidiaries entered into a receivables securitization (the “2016‑2 Facility”) with Redpoint Capital Asset Funding, LLC, as lender (the “Lender”). The 2016‑2 Facility securitizes unsecured consumer installment loans (“Redpoint Receivables”) that have been and will be originated or acquired under our NetCredit brand by several of our subsidiaries and that meet specified eligibility criteria, including that the annual percentage rate for each securitized consumer loan is greater than or equal to 90%. Under the 2016‑2 Facility, Redpoint Receivables are sold to a wholly-owned special purpose subsidiary of ours (the “Debtor”) and serviced by another subsidiary of ours.

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

The 2017 Credit Agreement is secured by domestic receivables and replaced the 2014 Credit Agreement. The borrowing limit in the 2017 Credit Agreement increased to $40 million from $35 million in the 2014 Credit Agreement, and its maturity date is May 1, 2020. We had $8.0 million of outstanding borrowings under the 2017 Credit Agreement as of March 31, 2018.

The 2017 Credit Agreement provides for a revolving credit line with interest on borrowings under the facility at prime rate plus 1.00%. In addition, the 2017 Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the line, and ranges from 0.30% per annum to 0.50% per annum depending on usage. A portion of the revolving credit facility, up to a maximum of $20 million, is available for the issuance of letters of credit. We had outstanding letters of credit under the 2017 Credit Agreement of $8.0 million as of March 31, 2018. The 2017 Credit Agreement provides for certain prepayment penalties if it is terminated on or before its first and second anniversary date, subject to certain exceptions.

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

On April 13, 2018, we and certain of our operating subsidiaries entered into an amendment of our 2017 Credit Agreement. The Amended Credit Agreement, amongst other changes, increases the borrowing limit to $75 million from $40 million in the 2017 Credit Agreement. The maturity date of May 1, 2020, and the interest rate on borrowings of prime rate plus 1.00% remain the same as the 2017 Credit Agreement. In addition, Pacific Western Bank, as Lender in the Amended Credit Agreement, joins the syndicate of lenders from the 2017 Credit Agreement.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Cash flows provided by operating activities	$153,002	$119,865
Cash flows used in investing activities
Loans and finance receivables	$(108,081)	$(45,802)
Purchases of property and equipment	(3,349)	(2,156)
Other investing activities	24	2,367
Total cash flows used in investing activities	$(111,406)	$(45,591)
Cash flows used in financing activities	$(40,608)	$(20,506)

Cash Flows from Operating Activities

Net cash provided by operating activities increased $33.1 million, or 27.6%, to $153.0 million for the current three-month period from $119.9 million for the prior year three-month period. The increase was primarily driven by a $26.7 million increase in cost of revenue, a non-cash expense, during the current three-month period, and a $14.0 million increase in net income.

Other significant changes in net cash provided by operating activities for the current three-month period compared to the prior year three-month period included cash flows from the following activities:

•	changes in current income taxes resulted in a $7.6 million increase in net cash provided by operating activities, primarily due to the federal tax rate reduction under the Tax Cut and Jobs Act;
•	changes in the loss on early extinguishment of debt resulted in a $4.7 million increase in net cash provided by operating activities;
•	changes in deferred income taxes, net resulted in an $7.0 million decrease in net cash provided by operating activities, primarily due to changes in loan loss reserves;
•	changes in accounts payable and accrued expenses resulted in a $7.1 million decrease in net cash provided by operating activities, primarily due to lower accrued expense liabilities; and

•

changes in finance and service charges on loans and finance receivables resulted in a $7.1 million decrease in net cash provided by operating activities as a result of higher rate of loans and finance receivables originated or purchased compared to loans and finance receivables repaid.

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

Cash Flows from Investing Activities

Net cash used in investing activities increased $65.8 million, or 144.4%, for the current three-month period compared to the prior year three-month period. This increase was primarily due to a $62.3 million increase in net cash invested in loans and finance receivables, reflecting a $104.1 million increase in the amount of loans and finance receivables originated or acquired partially offset by an $41.8 million increase payments received from customers. Additionally, purchases of property and equipment increased $1.2 million for the current three-month period compared to the prior year three-month period.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the current three-month period primarily reflects $50.0 million in payments under our senior notes facilities, $8.0 million in net borrowings under our 2017 Credit Agreement, $5.7 million in net borrowings under our securitization facilities, a $3.7 million penalty paid in connection with the early payment of our 2021 Senior Notes. Cash flows provided by financing activities for the prior year three-month period primarily reflects $20.0 million in net borrowings under our securitization facilities.

OFF-BALANCE SHEET ARRANGEMENTS

In certain markets, we arrange for consumers to obtain consumer loan products from independent third-party lenders through our CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loan. When a customer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan received by the customer from the third-party lender if the customer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default, which generally occurs after one payment is missed. As of March 31, 2018 and 2017, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $26.6 million and $22.5 million, respectively, which were guaranteed by us. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by us of $1.4 million and $1.2 million, as of March 31, 2018 and 2017, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets. Our CSO programs are further described under the caption “Products and Services” above.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in foreign currency exchange rates. We do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes. There have been no material changes to our exposure to market risks since December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2018 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See the “Litigation” section of Note 10 of the notes to our unaudited consolidated financial statements of Part I, “Item 1 Financial Statements.”

ITEM 1A.	RISK FACTORS

There have been no material changes from the Risk Factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as follows:

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

A successful penetration or circumvention of the security of our systems could cause serious negative consequences, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or systems or those of our customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us. In addition, our applicants provide sensitive information, including bank account information when applying for loans or financing. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer bank account and other personal information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Data breaches can also occur as a result of non-technical issues.  In addition, federal and some state regulators are considering rules and standards to address cybersecurity risks and many US states and the UK have already enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and may lead to widespread negative publicity, which may cause customers to lose confidence in the effectiveness of our data security measures.

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

Our ability to collect payment on loans and maintain the accuracy of accounts may be adversely affected by computer viruses, electronic break-ins, technical errors and similar disruptions.

The accessibility and automated nature of our platform may make for an attractive target for hacking, computer viruses, physical or electronic break-ins and similar disruptions. Despite efforts to ensure the integrity of our platform, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, in which case there would be an increased risk of fraud or identity theft, and we may experience losses on, or delays in the collection of amounts owed on, a fraudulently induced loan. In addition, the software that we have developed is highly complex and may contain undetected technical errors that could cause our computer systems to fail. Because each loan and financing provided involves our proprietary underwriting and fraud scoring models, and the applications are highly automated, any failure of our computer systems involving our proprietary credit and fraud scoring models and any technical or other errors contained in the software pertaining to our proprietary underwriting and fraud scoring models could compromise the ability to accurately evaluate potential customers, which would negatively impact our results of operations. Furthermore, any failure of our computer systems could cause an interruption in operations that may result in disruptions or reductions in the amount of collections from the loans and financings we provide to customers. If any of these risks were to materialize, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b) (in thousands)
January 1 – January 31, 2018	—	$—	—	$21,454
February 1 – February 28, 2018	49,736	22.68	—	21,454
March 1 – March 31, 2018	—	—	—	21,454
Total	49,736	$22.68	—	$21,454

(a)	Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 49,736 shares for the month of February.
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

Date: May 2, 2018	ENOVA INTERNATIONAL, INC.

	By:	/s/ Steven E. Cunningham
Steven E. Cunningham
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)