Form 10-Q
period 2018-06-30
Enova International, Inc.
filed 2018-08-01
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

34,153,648 of the Registrant’s common shares, $.00001 par value, were outstanding as of July 30, 2018.

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
•

the effect of and compliance with domestic and international consumer credit, tax (including the enacted Tax Cuts and Jobs Act) and other laws and government rules and regulations applicable to our business, including changes in such laws, rules and regulations, or changes in the interpretation or enforcement thereof, and the regulatory and examination authority of the Consumer Financial Protection Bureau with respect to providers of consumer financial products and services in the United States and the Financial Conduct Authority in the United Kingdom;

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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	June 30,		December 31,
	2018	2017	2017
Assets
Cash and cash equivalents	$47,414	$46,209	$68,684
Restricted cash (includes restricted cash of consolidated VIEs of $21,744, $19,119 and $21,696 as of June 30, 2018 and 2017 and December 31, 2017, respectively)	28,863	26,636	29,460
Loans and finance receivables, net (includes loans of consolidated VIEs of $257,972, $240,444 and $282,724 and allowance for losses of $21,019, $17,072 and $22,728 as of June 30, 2018 and 2017 and December 31, 2017, respectively)	750,131	563,996	704,705
Income taxes receivable	3,006	13,410	4,092
Other receivables and prepaid expenses	25,373	22,006	23,817
Property and equipment, net	47,752	44,329	48,525
Goodwill	267,013	267,012	267,015
Intangible assets, net	3,790	4,865	4,325
Other assets	9,862	13,406	8,837
Total assets	$1,183,204	$1,001,869	$1,159,460
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$72,406	$62,799	$77,123
Deferred tax liabilities, net	14,322	25,753	12,108
Long-term debt (includes long-term debt of consolidated VIEs of $179,059, $151,987 and $211,406 and debt issuance costs of $2,131, $1,054 and $3,271, as of June 30, 2018 and 2017 and December 31, 2017, respectively)	762,831	638,749	788,542
Total liabilities	849,559	727,301	877,773
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 34,633,819, 33,752,662 and 33,932,673 shares issued and 34,145,146, 33,635,215 and 33,504,555 outstanding as of June 30, 2018 and 2017 and December 31, 2017, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	39,335	23,753	29,781
Retained earnings	312,440	261,180	264,695
Accumulated other comprehensive loss	(10,905)	(9,069)	(7,086)
Treasury stock, at cost (488,673, 117,447 and 428,118 shares as of June 30, 2018 and 2017 and December 31, 2017, respectively)	(7,225)	(1,296)	(5,703)
Total stockholders' equity	333,645	274,568	281,687
Total liabilities and stockholders' equity	$1,183,204	$1,001,869	$1,159,460

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$253,301	$189,904	$507,599	$382,167
Cost of Revenue	121,494	79,862	230,047	161,746
Gross Profit	131,807	110,042	277,552	220,421
Expenses
Marketing	29,386	23,410	57,122	42,993
Operations and technology	27,195	21,818	52,733	45,349
General and administrative	28,295	26,245	55,216	51,941
Depreciation and amortization	3,837	3,366	7,675	6,863
Total Expenses	88,713	74,839	172,746	147,146
Income from Operations	43,094	35,203	104,806	73,275
Interest expense, net	(19,355)	(17,012)	(39,028)	(34,234)
Foreign currency transaction (loss) gain	(204)	62	(2,292)	289
Loss on early extinguishment of debt	—	—	(4,710)	—
Income before Income Taxes	23,535	18,253	58,776	39,330
Provision for income taxes	5,310	6,380	12,653	13,605
Net Income	$18,225	$11,873	$46,123	$25,725
Earnings Per Share:
Net income per common share:
Basic	$0.54	$0.35	$1.36	$0.77
Diluted	$0.52	$0.35	$1.32	$0.75
Weighted average common shares outstanding:
Basic	33,984	33,553	33,821	33,463
Diluted	35,371	34,125	34,966	34,081

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Income	$18,225	$11,873	$46,123	$25,725
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain(1)	(6,583)	1,371	(2,197)	2,509
Reclassification of certain deferred tax effects	—	—	(1,622)	—
Total other comprehensive (loss) gain, net of tax	(6,583)	1,371	(3,819)	2,509
Comprehensive Income	$11,642	$13,244	$42,304	$28,234

(1)	Net of tax benefit (provision) of $1,911 and $(775) for the three months ended June 30, 2018 and 2017, respectively and $310 and $(1,418) for the six months ended June 30, 2018 and 2017, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2016	33,365	$—	$18,446	$235,455	$(11,578)	(71)	$(624)	$241,699
Stock-based compensation expense	—	—	5,307	—	—	—	—	5,307
Shares issued under stock-based plans	388	—	—	—	—	—	—	—
Net income	—	—	—	25,725	—	—	—	25,725
Foreign currency translation loss, net of tax	—	—	—	—	2,509	—	—	2,509
Purchases of treasury shares, at cost	—	—	—	—	—	(46)	(672)	(672)
Balance at June 30, 2017	33,753	$—	$23,753	$261,180	$(9,069)	(117)	$(1,296)	$274,568

Balance at December 31, 2017	33,933	$—	$29,781	$264,695	$(7,086)	(428)	$(5,703)	$281,687
Stock-based compensation expense	—	—	5,267	—	—	—	—	5,267
Shares issued under stock-based plans	701	—	4,287	—	—	—	—	4,287
Net income	—	—	—	46,123	—	—	—	46,123
Foreign currency translation gain, net of tax	—	—	—	—	(2,197)	—	—	(2,197)
Purchases of treasury shares, at cost	—	—	—	—	—	(61)	(1,522)	(1,522)
Reclassification of certain deferred tax effects	—	—	—	1,622	(1,622)	—	—	—
Balance at June 30, 2018	34,634	$—	$39,335	$312,440	$(10,905)	(489)	$(7,225)	$333,645

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash Flows from Operating Activities
Net Income	$46,123	$25,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,675	6,863
Amortization of deferred loan costs and debt discount	3,038	3,134
Cost of revenue	230,047	161,746
Stock-based compensation expense	5,267	5,307
Loss on early extinguishment of debt	4,710	—
Deferred income taxes, net	2,458	10,011
Other	55	—
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(2,911)	3,463
Other receivables and prepaid expenses	(1,681)	(4,095)
Accounts payable and accrued expenses	(151)	(12,404)
Current income taxes	1,086	(13,692)
Net cash provided by operating activities	295,716	186,058
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(786,788)	(607,432)
Loans and finance receivables repaid	510,238	442,701
Purchases of property and equipment	(7,065)	(5,301)
Other investing activities	42	1,482
Net cash used in investing activities	(283,573)	(168,550)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	77,000	—
Repayments under revolving line of credit	(24,001)	—
Borrowings under securitization facility	80,300	65,600
Repayments under securitization facility	(112,647)	(79,031)
Repayments of senior notes	(50,000)	—
Debt issuance costs paid	(360)	(1,797)
Debt prepayment penalty paid	(3,656)	—
Payment of promissory note	(3,000)	—
Proceeds from exercise of stock options	4,287	—
Treasury shares purchased	(1,522)	(672)
Net cash used in financing activities	(33,599)	(15,900)
Effect of exchange rates on cash, cash equivalents and restricted cash	(411)	4,997
Net (decrease) increase in cash, cash equivalents and restricted cash	(21,867)	6,605
Cash, cash equivalents and restricted cash at beginning of year	98,144	66,240
Cash, cash equivalents and restricted cash at end of period	$76,277	$72,845

Supplemental Disclosures
Loans and finance receivables renewed	$184,383	$148,322

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

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

The consolidated financial statements presented as of June 30, 2018 and 2017 and for the three and six-month periods ended June 30, 2018 and 2017 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. Operating results for the three and six-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet (in thousands):

	June 30,
	2018	2017
Cash and cash equivalents	$47,414	$46,209
Restricted cash	28,863	26,636
Total cash, cash equivalents and restricted cash	$76,277	$72,845

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Company first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In assessing the qualitative factors, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market environment, overall financial performance of the Company, cash flow from operating activities, market capitalization and stock price. If the Company determines that the two-step quantitative impairment test is required, management uses the income approach to complete its annual goodwill assessment. The income approach uses future cash flows and estimated terminal values for the Company that are discounted using a market participant perspective to determine the fair value, which is then compared to the carrying value to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. The Company completed its annual assessment of goodwill as of June 30, 2018 based on qualitative factors and determined that the fair value of its goodwill exceeded carrying value, and, as a result, no impairment existed at that date. Although no goodwill impairment was noted, there can be no assurances that future goodwill impairments will not occur.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In May 2017, the FASB issued ASU 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”) clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective on a prospective basis for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. The Company adopted ASU 2017-09 as of January 1, 2018. The adoption of ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”). ASU 2016-18 clarifies certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2016-18 as of January 1, 2018. The adoption of ASU 2016-18 resulted in a $13 thousand increase in net cash used in investing activities and a $0.3 million increase in the effect of exchange rates on cash for the six months ended June 30, 2017.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company adopted this ASU under the modified-retrospective method effective January 1, 2018. The Company completed its assessment of the guidance and determined its loan and finance receivables are excluded from the scope of ASU 2014-09. As a result of this scope exception, the adoption of this ASU was not material to the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016‑13”). The amendments in ASU 2016‑13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016‑13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is assessing the impact of ASU 2016‑13, which at the date of adoption will increase the allowance for credit losses with a resulting negative adjustment to retained earnings.

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

On June 23, 2015, the Company completed the purchase of certain assets of a company operating as The Business Backer, LLC, which purchases discounted future accounts receivables from small businesses in the United States through RPAs, which provide working capital for small businesses. The total consideration of $26.4 million was comprised of $17.7 million in cash at closing, a $3.0 million promissory note (included in “Accounts payable and accrued expenses” in the consolidated balance sheets) and estimated contingent consideration of $5.7 million based on future earn-out opportunities. The promissory note and all accrued but unpaid interest was paid on June 22, 2018. The contingent purchase consideration was recorded at its estimated fair value at the date of acquisition based upon the Company’s assessment of the probable earnings attributable to the business as defined in the purchase agreement. To the extent operating results exceed the Company’s estimate, additional contingent consideration would be due, however the total consideration paid may not exceed $71 million. The contingent purchase consideration was revalued each reporting period with changes in fair value of the contingent consideration obligations recognized as a gain or loss on fair value remeasurement in our consolidated statements of income. The fair value of the contingent purchase consideration was remeasured as of December 31, 2016 and a gain from the fair value remeasurement of $3.3 million was recognized. Based on future expected earnings, the Company did not expect to pay any additional contingent consideration and recorded an adjustment to write-off the remaining liability in 2017. As of June 30, 2018 the Company had not made and was no longer potentially liable for any contingent payments related to this acquisition.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	Loans and Finance Receivables, Credit Quality Information and Allowances and Liabilities for Estimated Losses on Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three and six months ended June 30, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Short-term loans	$50,312	$46,776	$103,687	$94,199
Line of credit accounts	79,658	58,824	157,967	118,283
Installment loans and RPAs	123,049	84,057	245,157	169,140
Total loans and finance receivables revenue	253,019	189,657	506,811	381,622
Other	282	247	788	545
Total revenue	$253,301	$189,904	$507,599	$382,167

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

The components of Company-owned loans and finance receivables at June 30, 2018 and 2017 and December 31, 2017 were as follows (dollars in thousands):

	As of June 30, 2018
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$40,443	$172,755	$575,750	$788,948
Delinquent receivables:
Delinquent payment amounts(1)	—	6,917	2,108	9,025
Receivables on non-accrual status	26,812	1,462	45,668	73,942
Total delinquent receivables	26,812	8,379	47,776	82,967
Total loans and finance receivables, gross	67,255	181,134	623,526	871,915
Less: Allowance for losses	(18,861)	(31,050)	(71,873)	(121,784)
Loans and finance receivables, net	$48,394	$150,084	$551,653	$750,131

	As of June 30, 2017
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$39,213	$125,953	$424,703	$589,869
Delinquent receivables:
Delinquent payment amounts(1)	—	2,983	2,470	5,453
Receivables on non-accrual status	22,352	5,218	24,943	52,513
Total delinquent receivables	22,352	8,201	27,413	57,966
Total loans and finance receivables, gross	61,565	134,154	452,116	647,835
Less: Allowance for losses	(15,688)	(22,847)	(45,304)	(83,839)
Loans and finance receivables, net	$45,877	$111,307	$406,812	$563,996

	As of December 31, 2017
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$45,552	$161,070	$537,634	$744,256
Delinquent receivables:
Delinquent payment amounts(1)	—	7,696	3,635	11,331
Receivables on non-accrual status	28,120	1,302	42,740	72,162
Total delinquent receivables	28,120	8,998	46,375	83,493
Total loans and finance receivables, gross	73,672	170,068	584,009	827,749
Less: Allowance for losses	(19,917)	(31,148)	(71,979)	(123,044)
Loans and finance receivables, net	$53,755	$138,920	$512,030	$704,705

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in the allowance for losses for the Company-owned loans and finance receivables and the liability for losses on the Company’s guarantees of third-party lender-owned loans during the three and six months ended June 30, 2018 and 2017 were as follows (dollars in thousands):

	Three Months Ended June 30, 2018
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$19,136	$27,120	$68,027	$114,283
Cost of revenue	19,764	31,211	69,837	120,812
Charge-offs	(25,615)	(30,554)	(79,744)	(135,913)
Recoveries	5,989	3,273	14,866	24,128
Effect of foreign currency translation	(413)	—	(1,113)	(1,526)
Balance at end of period	$18,861	$31,050	$71,873	$121,784
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,261	$—	$149	$1,410
Increase in liability	622	—	60	682
Balance at end of period	$1,883	$—	$209	$2,092

	Three Months Ended June 30, 2017
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$15,161	$21,765	$46,328	$83,254
Cost of revenue	15,867	19,868	43,373	79,108
Charge-offs	(21,062)	(22,080)	(54,452)	(97,594)
Recoveries	5,523	3,294	10,009	18,826
Effect of foreign currency translation	199	—	46	245
Balance at end of period	$15,688	$22,847	$45,304	$83,839
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,044	$—	$143	$1,187
Increase in liability	717	—	37	754
Balance at end of period	$1,761	$—	$180	$1,941

	Six Months Ended June 30, 2018
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$19,917	$31,148	$71,979	$123,044
Cost of revenue	40,931	56,594	132,688	230,213
Charge-offs	(54,100)	(63,361)	(160,950)	(278,411)
Recoveries	12,261	6,669	28,991	47,921
Effect of foreign currency translation	(148)	—	(835)	(983)
Balance at end of period	$18,861	$31,050	$71,873	$121,784
Liability for third-party lender-owned loans:
Balance at beginning of period	$2,105	$—	$153	$2,258
(Decrease) increase in liability	(222)	—	56	(166)
Balance at end of period	$1,883	$—	$209	$2,092

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2017
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$17,770	$26,594	$54,581	$98,945
Cost of revenue	32,141	39,699	89,961	161,801
Charge-offs	(45,441)	(50,544)	(119,774)	(215,759)
Recoveries	10,927	7,098	20,152	38,177
Effect of foreign currency translation	291	—	384	675
Balance at end of period	$15,688	$22,847	$45,304	$83,839
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,716	$—	$280	$1,996
Increase (decrease) in liability	45	—	(100)	(55)
Balance at end of period	$1,761	$—	$180	$1,941

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of June 30, 2018 and 2017 and December 31, 2017, the amount of consumer loans guaranteed by the Company was $28.7 million, $28.0 million and $34.1 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $2.1 million, $1.9 million and $2.3 million, as of June 30, 2018 and 2017 and December 31, 2017, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

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

The Company records an investment in the preferred stock of a privately-held developing financial services entity under the cost method. The carrying value of the Company’s investment in this unconsolidated investee was $6.7 million as of June 30, 2018 and 2017 and December 31, 2017, and was held in “Other assets” in the Company’s consolidated balance sheets. The Company evaluates this investment for impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of the investment below carrying value. Based on the Company’s evaluation of this investment at June 30, 2018, the Company determined that an impairment loss was not probable at that date.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	Long-term debt

The Company’s long-term debt instruments and balances outstanding as of June 30, 2018 and 2017 and December 31, 2017 were as follows (dollars in thousands):

	June 30,		December 31,
	2018	2017	2017

Securitization notes	$179,059	$151,987	$211,406
Revolving line of credit	52,999	—	—
9.75% senior notes due 2021	293,178	496,029	342,558
8.50% senior notes due 2024	250,000	—	250,000
Subtotal	775,236	648,016	803,964
Less: Long-term debt issuance costs	(12,405)	(9,267)	(15,422)
Total long-term debt	$762,831	$638,749	$788,542

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

As of June 30, 2018 and December 31, 2017, the carrying amount of the 2024 Senior Notes was $243.3 million and $242.8 million, respectively, which includes unamortized issuance costs of $6.7 million and $7.2 million, respectively. The issuance costs are being amortized to interest expense over a period of seven years, through the maturity date of September 1, 2024. The total interest expense recognized was $11.2 million of which $0.5 million represented the non-cash amortization of the issuance costs for the six months ended June 30, 2018.

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

The Amended Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay their loans; covenants regarding special purpose entity matters and other subjects; and default and termination provisions which provide for the acceleration of the 2017 Securitization Notes under the Amended Facility in circumstances including, but not limited to, failure to make payments when due, servicer defaults, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the receivables, and defaults under other material indebtedness. From time to time, the Company repurchases Receivables at its discretion or under the terms of the Amended Facility.

On October 25, 2017, the Issuer and the Indenture Trustee amended the Amended Facility to permit a holder of a 2017 Term Note or the 2017 Initial Term Note to exchange such notes for notes with an alternative structure with terms not materially different to the Issuer than the exchanged Term Notes or Initial Term Notes.

As of June 30, 2018 and 2017 and December 31, 2017, the carrying amount of the Amended Facility or 2016-1 Securitization Facility was $161.8 million, $138.8 million and $193.0 million, respectively, which included unamortized issuance costs of $2.1 million, $1.1 million and $3.3 million, respectively. The issuance costs related to the Amended Facility are being amortized to interest expense over a period of three years. The total interest expense recognized related to the 2016-1 Securitization facility and the Amended Facility

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

was $10.0 million, of which $1.1 million represented the non-cash amortization of the issuance costs, and $7.5 million, of which $0.8 million represented the non-cash amortization of the issuance costs for the six months ended June 30, 2018 and 2017, respectively.

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

As of June 30, 2018 and 2017 and December 31, 2017, the carrying amount of the 2016‑2 Facility was $15.1 million, $12.1 million and $15.1 million, respectively. In connection with the issuance of the 2016‑2 Facility, the Company incurred debt issuance costs of approximately $0.2 million. The unamortized balance of these costs as of June 30, 2018 is included in “Other assets” in the consolidated balance sheets. These costs are being amortized to interest expense over a period of 36 months, the term of the 2016‑2 Facility. The total interest expense recognized was $1.1 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively.

Revolving Credit Facility

On June 30, 2017, the Company and certain of its operating subsidiaries entered into a secured revolving credit agreement with a syndicate of banks including TBK Bank, SSB (“TBK”), as Administrative Agent and Collateral Agent, Jefferies Finance LLC and TBK as Joint Lead Arrangers and Joint Lead Bookrunners, and Green Bank, N.A., as Lender (the “2017 Credit Agreement”). On April 13, 2018, the 2017 Credit Agreement was amended to include Pacific Western Bank, as Lender in the syndicate of lenders from the 2017 Credit Agreement.

The 2017 Credit Agreement is secured by domestic receivables. The borrowing limit in the 2017 Credit Agreement, as amended, is $75 million (an increase from $40 million) and its maturity date is May 1, 2020. The Company had outstanding borrowings of $53.0 million as of June 30, 2018 and no outstanding borrowings under the 2017 Credit Agreement, as amended, as of June 30, 2017 and December 31, 2017.

The 2017 Credit Agreement provides for a revolving credit line with interest on borrowings under the facility at prime rate plus 1.00%. As of June 30, 2018 the interest rate on the outstanding balance was 6.00%. In addition, the 2017 Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the line, and ranges from 0.30% per annum to 0.50% per annum depending on usage. A portion of the revolving credit facility, up to a maximum of $20 million, is available for the issuance of letters of credit. The Company had outstanding letters of credit under the 2017 Credit Agreement of $7.6 million and $6.0

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

million as of June 30, 2018 and 2017 and $8.0 million as of December 31, 2017. The 2017 Credit Agreement provides for certain prepayment penalties if it is terminated on or before its first and second anniversary date, subject to certain exceptions.

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

In connection with the issuance and amendment of the 2017 Credit Agreement the Company incurred debt issuance costs of approximately $2.5 million, which primarily consisted of underwriting fees and legal expenses. The unamortized balance of these costs as of June 30, 2018 is included in “Other assets” in the consolidated balance sheets. These costs are being amortized to interest expense over a period of 34 months, the term of the 2017 Credit Agreement.

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

During the six months ended June 30, 2018, the Company repurchased $50.0 million principal amount of the 2021 Senior Notes for aggregate cash consideration of $53.7 million plus accrued interest. In connection with these purchases, the Company recorded a loss on extinguishment of debt of approximately $4.7 million ($3.7 million net of tax), which is included in “Loss on early extinguishment of debt” in the consolidated statements of income.

As of June 30, 2018 and 2017 and December 31, 2017, the carrying amount of the 2021 Senior Notes was $289.6 million, $487.8 million and $337.6 million, respectively, which included an unamortized discount of $1.8 million, $4.0 million and $2.4 million, respectively, and unamortized issuance costs of $3.6 million, $8.2 million and $4.9 million, respectively. The discount and issuance costs are being amortized to interest expense over a period of seven years, through the maturity date of June 1, 2021. The total interest expense recognized for the six months ended June 30, 2018 and 2017 was $15.6 million and $25.8 million, respectively, of which $0.3 million and $0.4 million, respectively represented the non-cash amortization of the discount and $0.6 million and $1.0 million, respectively, represented the non-cash amortization of the issuance costs.

Weighted-average interest rates on long-term debt were 10.06% and 10.72% during the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018 and 2017 and December 31, 2017, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreement(s).

6.	Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2018, decreased to 21.5% from 34.6% for the six months ended June 30, 2017. The decrease was primarily attributable to the reduction of the U.S. federal statutory income tax rate to 21% from 35% resulting from the Tax Cuts and Jobs Act, which was enacted into law on December 22, 2017.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax for the six months ended June 30, 2018 and 2017 (in thousands):

	Foreign
	currency
	translation
	gain (loss)	Total
Balance at December 31, 2016	$(11,578)	$(11,578)
Other comprehensive income, before reclassifications and tax	3,927	3,927
Tax impact	(1,418)	(1,418)
Balance at June 30, 2017	$(9,069)	$(9,069)

Balance at December 31, 2017	$(7,086)	$(7,086)
Other comprehensive loss, before reclassifications and tax	(4,850)	(4,850)
Tax impact	1,091	1,091
Australia and Canada liquidation (1)	2,343	2,343
Tax impact	(781)	(781)
Reclassification of certain deferred tax effects (2)	(1,622)	(1,622)
Balance at June 30, 2018	$(10,905)	$(10,905)

(1)

Amount reclassified from accumulated other comprehensive loss represents the realization of foreign currency translation losses on the Company’s Australia and Canada businesses for the six months ended June 30, 2018. These amounts were recorded in “Foreign currency transaction (loss) gain” on the consolidated statements of income. See Note 1 for additional information.

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

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income	$18,225	$11,873	$46,123	$25,725
Denominator:
Total weighted average basic shares	33,984	33,553	33,821	33,463
Shares applicable to stock-based compensation	1,387	572	1,145	618
Total weighted average diluted shares	35,371	34,125	34,966	34,081
Earnings per share:
Net income per share – basic	$0.54	$0.35	$1.36	$0.77
Net income per share – diluted	$0.52	$0.35	$1.32	$0.75

For the three months ended June 30, 2018, no shares of common stock underlying stock options and 2,479 shares of common stock underlying restricted stock units were excluded from the calculation of diluted net income per share because their effect would have

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

been antidilutive. For the three months ended June 30, 2017, 1,640,484 shares of common stock underlying stock options and 193,156 shares of common stock underlying restricted stock units were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. For the six months ended June 30, 2018 and 2017, 595,872 and 1,503,370 shares of common stock underlying stock options, respectively, and 149,268 and 331,326 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

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

The following tables present information on the Company’s domestic, international operations and corporate services as of and for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
Domestic	$213,638	$158,073	$426,604	$322,742
International	39,663	31,831	80,995	59,425
Total revenue	$253,301	$189,904	$507,599	$382,167

Income from operations
Domestic	$72,183	$58,565	$159,942	$120,635
International	1,070	3,728	2,788	5,922
Corporate services	(30,159)	(27,090)	(57,924)	(53,282)
Total income from operations	$43,094	$35,203	$104,806	$73,275

Depreciation and amortization
Domestic	$1,897	$1,532	$3,755	$3,058
International	371	361	743	740
Corporate services	1,569	1,473	3,177	3,065
Total depreciation and amortization	$3,837	$3,366	$7,675	$6,863

Expenditures for property and equipment
Domestic	$2,214	$1,429	$4,204	$2,040
International	886	1,035	1,954	2,120
Corporate services	616	681	907	1,141
Total expenditures for property and equipment	$3,716	$3,145	$7,065	$5,301

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30,
	2018	2017
Property and equipment, net
Domestic	$17,783	$19,872
International	8,357	6,364
Corporate services	21,612	18,093
Total property and equipment, net	$47,752	$44,329

Assets
Domestic	$996,105	$820,156
International	127,613	115,535
Corporate services	59,486	66,178
Total assets	$1,183,204	$1,001,869

Geographic Information

The following table presents the Company’s revenue by geographic region for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
United States	$213,638	$158,073	$426,604	$322,742
United Kingdom	34,010	27,406	68,999	51,849
Other international countries	5,653	4,425	11,996	7,576
Total revenue	$253,301	$189,904	$507,599	$382,167
The Company’s long-lived assets, which consist of the Company’s property and equipment, were $47.8 million and $44.3 million at June 30, 2018 and 2017, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Company has periodically used forward currency exchange contracts to minimize the effects of foreign currency risk in the United Kingdom and Brazil. The forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction gain” in the Company’s consolidated statements of income. As of June 30, 2018, the Company did not manage its exposure to risk from foreign currency exchange rate fluctuations through the use of forward currency exchange contracts in the United Kingdom or Brazil.

The Company had no outstanding derivative instruments as of June 30, 2018 and 2017.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(2)	Represents the fair value of forward currency contracts, which is recorded in “Accounts payable and accrued expenses” in the consolidated balance sheets.

The following table presents information on the effect of derivative instruments on the consolidated results of operations and accumulated other comprehensive income (“AOCI”) for the six months ended June 30, 2018 and 2017 (dollars in thousands):

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

An officer of the Company, who resigned effective July 1, 2018, had an ongoing ownership interest in the small business from which the Company acquired certain assets and assumed certain liabilities in June 2015 (see Note 2 for additional information). Pursuant to the acquisition, a subsidiary of the Company issued a promissory note to the small business in the amount of $3.0 million (the “Promissory Note”) and granted the company an opportunity to earn certain contingent purchase consideration (see Note 2 for additional information), both of which were guaranteed by the Company. The Promissory Note accrued interest at a rate of 4.0% per annum and the total outstanding principal and accrued interest of $3.4 million was paid on June 22, 2018. During the six months ended June 30, 2018 and 2017, the Company incurred interest expense of $62 thousand and $63 thousand, respectively, related to the Promissory Note. In addition, as a condition precedent to the acquisition, a subsidiary of the Company executed a Transition Services Agreement with the small business from which the Company acquired certain assets whereby it agreed to provide certain transition services to the business for three years following the acquisition. During the six months ended June 30, 2018 and 2017, the Company was paid $20 thousand and $14 thousand, respectively, for such services.

In October 2017, the Company entered into an agreement for direct mail production and fulfillment services with a marketing services company where David Fisher, the Company’s Chief Executive Officer and Chairman of the Board, also serves as a member of the marketing services company’s Board of Directors. During the six months ended June 30, 2018, the Company paid $4.0 million to the agency. As of June 30, 2018, the Company owed the agency $1.1 million related to services provided.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30,		December 31,
	2018	2017	2017
Assets
Restricted cash	$21,744	$19,119	$21,696
Loans and finance receivables, net	236,953	223,372	259,996
Other receivables and prepaid expenses	8	3	—
Other assets	132	2,190	178
Total assets	$258,837	$244,684	$281,870
Liabilities
Accounts payable and accrued expenses	$1,489	$1,433	$1,671
Long-term debt	176,928	150,933	208,135
Total liabilities	$178,417	$152,366	$209,806

14.	Fair Value Measurements

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

During the six months ended June 30, 2018 and 2017, there were no transfers of assets or liabilities in or out of Level 1, Level 2 or Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2018 and 2017 and December 31, 2017 are as follows (dollars in thousands):

	June 30,	Fair Value Measurements Using
	2018	Level 1	Level 2	Level 3
Financial assets (liabilities):
Non-qualified savings plan assets(1)	$2,093	$2,093	$—	$—
Total	$2,093	$2,093	$—	$—

	June 30,	Fair Value Measurements Using
	2017	Level 1	Level 2	Level 3
Financial assets (liabilities):
Non-qualified savings plan assets(1)	$1,387	$1,387	$—	$—
Contingent consideration	(2,358)	—	—	(2,358)
Total	$(971)	$1,387	$—	$(2,358)

	December 31,	Fair Value Measurements Using
	2017	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$(55)	$—	$(55)	$—
Non-qualified savings plan assets(1)	1,460	1,460	—	—
Total	$1,405	$1,460	$(55)	$—

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This analysis reflects the contractual terms of the purchase agreement and utilizes assumptions with regard to future earnings, probabilities of achieving such future earnings, the timing of expected payments and a discount rate. Significant increases with respect to assumptions as to future earnings and probabilities of achieving such future earnings would result in a higher fair value measurement while an increase in the discount rate would result in a lower fair value measurement. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. Based on future expected earnings, the Company did not expect to pay any additional contingent consideration and recorded an adjustment to write-off the remaining liability in 2017. As of June 30, 2018 the Company had not made and was no longer potentially liable for any contingent payments related to this acquisition.

The changes in the fair value of the contingent consideration, which is a Level 3 liability measured at fair value on a recurring basis, are summarized in the table below for the six months ended June 30, 2017 (dollars in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Contingent consideration	Total
Balance at December 31, 2016	$2,358	$2,358
Adjustments	—	—
Balance at June 30, 2017	$2,358	$2,358

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At June 30, 2018 and 2017 and December 31, 2017, there were no assets or liabilities recorded at fair value on a non-recurring basis.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of June 30, 2018 and 2017 and December 31, 2017 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	June 30,	Fair Value Measurements Using
	2018	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$47,414	$47,414	$—	$—
Short-term loans and line of credit accounts, net (1)	198,478	—	—	198,478
Installment loans and RPAs, net (1)(4)	551,653	—	—	578,489
Restricted cash (5)	28,863	28,863	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$833,111	$76,277	$—	$783,670
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$2,092	$—	$—	$2,092
Revolving line of credit	52,999	—	—	52,999
Securitization Notes	179,059	—	181,853	—
9.75% senior notes due 2021	293,178	—	310,488	—
8.50% senior notes due 2024	250,000	—	259,178	—
Total	$777,328	$—	$751,519	$55,091

	Balance at
	June 30,	Fair Value Measurements Using
	2017	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$46,209	$46,209	$—	$—
Short-term loans and line of credit accounts, net (1)	157,184	—	—	157,184
Installment loans and RPAs, net (1)(4)	406,812	—	—	441,701
Restricted cash (5)	26,636	26,636	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$643,544	$72,845	$—	$605,588
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,941	$—	$—	$1,941
Promissory note	3,000	—	—	3,202
Securitization Notes	151,987	—	153,812	—
9.75% senior notes due 2021	496,029	—	518,855	—
Total	$652,957	$—	$672,667	$5,143

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Balance at
	December 31,	Fair Value Measurements Using
	2017	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$68,684	$68,684	$—	$—
Short-term loans and line of credit accounts, net (1)	192,675	—	—	192,675
Installment loans and RPAs, net (1)(4)	512,030	—	—	544,799
Restricted cash (5)	29,460	29,460	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$809,552	$98,144	$—	$744,177
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$2,258	$—	$—	$2,258
Promissory note	3,000	—	—	3,287
Securitization Notes	211,406	—	215,063	—
9.75% senior notes due 2021	342,558	—	365,700	—
8.50% senior notes due 2024	250,000	—	255,000	—
Total	$809,222	$—	$835,763	$5,545

(1)	Short-term loans, line of credit accounts, installment loans and RPAs are included in “Loans and finance receivables, net” in the consolidated balance sheets.
(2)	Investment in unconsolidated investee is included in “Other assets” in the consolidated balance sheets.
(3)	See Note 4 for additional information related to the investment in unconsolidated investee.
(4)	Installment loan and RPAs, net include $237.0 million, $223.4 million and $260.0 million in net assets of consolidated VIEs as of June 30, 2018 and 2017 and December 31, 2017, respectively.
(5)	Restricted cash includes $21.7 million, $19.1 million and $21.7 million in assets of consolidated VIEs as of June 30, 2018 and 2017 and December 31, 2017, respectively.

Cash and cash equivalents and restricted cash bear interest at market rates and have original maturities of less than 90 days. The carrying amount of cash and cash equivalents and restricted cash approximates fair value.

Short-term loans, line of credit accounts, installment loans and RPAs are carried in the consolidated balance sheet net of the allowance for estimated losses, which is calculated by applying historical loss rates combined with recent default trends to the gross receivable balance. Short-term loans and line of credit accounts have relatively short maturity periods that are generally 12 months or less. The unobservable inputs used to calculate the fair value of these receivables include historical loss rates, recent default trends and estimated remaining loan term; therefore, the carrying value approximates the fair value. The fair value of installment loans and RPAs is estimated using discounted cash flow analyses, which consider interest rates on loans and discounts offered for receivables with similar terms to customers with similar credit quality, the timing of expected payments, estimated customer default rates and/or valuations of comparable portfolios. As of June 30, 2018 and 2017 and December 31, 2017, the fair value of the Company’s installment loans and RPAs was greater than the carrying value of these loans and finance receivables. Unsecured installment loans typically have terms between two and 60 months. RPAs typically have estimated delivery terms between six and 18 months.

The Company measures the fair value of its investment in unconsolidated investee using Level 3 inputs. Because the unconsolidated investee is a private company and financial information is limited, the Company estimates the fair value based on the best available information at the measurement date. As of June 30, 2018 and 2017 and December 31, 2017 the Company estimated the fair value of its investment to be approximately equal to the book value.

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans the Company arranges for consumers on the third-party lenders’ behalf and is required to purchase any defaulted loans it has guaranteed. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company was $2.1 million, $1.9 million and $2.3 million as of June 30, 2018 and 2017 and December 31, 2017, respectively. The Company measures the fair value of its liability for third-party lender-owned consumer loans under Level 3 inputs. The fair value of these liabilities is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value of these liabilities approximates the fair value.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company measured the fair value of the Promissory Note using Level 3 inputs. The fair value of the Promissory Note was estimated using a discounted cash flow analysis. There was no outstanding balance for the Promissory Note as of June 30, 2018. As of June 30, 2017 and December 31, 2017, the Promissory Note had a higher fair value than the carrying value.

The Company measures the fair value of its Revolving line of credit borrowings using Level 3 inputs. The Company considered the fair value of its other long-term debt and the timing of expected payment(s). As of June 30, 2018, the fair value of the Company’s Revolving line of credit borrowings approximated the carrying value.

The Company measures the fair value of its Securitization Notes using Level 2 inputs. The fair value of the Company’s Securitization Notes is estimated based on quoted prices in markets that are not active. As of June 30, 2018 and 2017 and December 31, 2017, the Company’s Securitization Notes had a higher fair value than the carrying value.

The Company measures the fair value of its 9.75% senior notes due 2021 using Level 2 inputs. The fair value of the Company’s 9.75% senior notes due 2021 is estimated based on quoted prices in markets that are not active. As of June 30, 2018 and 2017 and December 31, 2017, the Company’s 9.75% senior notes due 2021 had a higher fair value than the carrying value.

The Company measures the fair value of its 8.50% senior notes due 2024 using Level 2 inputs. The fair value of the Company’s 8.50% senior notes due 2024 is estimated based on quoted prices in markets that are not active. As of June 30, 2018 and December 31, 2017, the Company’s 8.50% senior notes due 2024 had a higher fair value than the carrying value.

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

The condensed consolidating financial statements reflect the investments in subsidiaries of the Company using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Condensed consolidating financial statements of Enova International, Inc. (the “Parent”), its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of June 30, 2018 and 2017 and December 31, 2017 and for the periods ended June 30, 2018 and 2017 are shown on the following pages.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 30, 2018

(dollars in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$840	$45,950	$624	$—	$47,414
Restricted cash	—	7,119	21,744	—	28,863
Loans and finance receivables, net	—	513,178	236,953	—	750,131
Income taxes receivable	128,843	(125,867)	30	—	3,006
Other receivables and prepaid expenses	111	24,387	875	—	25,373
Property and equipment, net	—	47,286	466	—	47,752
Goodwill	—	267,013	—	—	267,013
Intangible assets, net	—	3,790	—	—	3,790
Investment in subsidiaries	454,886	60,505	—	(515,391)	—
Intercompany receivable	342,821	—	—	(342,821)	—
Other assets	1,810	7,921	131	—	9,862
Total assets	$929,311	$851,282	$260,823	$(858,212)	$1,183,204
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$9,867	$60,086	$2,453	$—	$72,406
Intercompany payables	—	313,707	29,114	(342,821)	—
Income taxes currently payable	—	—	—	—	—
Deferred tax liabilities, net	(104)	14,833	(407)	—	14,322
Long-term debt	585,903	—	176,928	—	762,831
Total liabilities	595,666	388,626	208,088	(342,821)	849,559
Commitments and contingencies
Stockholders' equity	333,645	462,656	52,735	(515,391)	333,645
Total liabilities and stockholders' equity	$929,311	$851,282	$260,823	$(858,212)	$1,183,204

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2018

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$214,799	$36,790	$1,712	$253,301
Cost of Revenue	—	100,528	20,966	—	121,494
Gross Profit	—	114,271	15,824	1,712	131,807
Expenses
Marketing	—	28,553	833	—	29,386
Operations and technology	—	26,730	(1,247)	1,712	27,195
General and administrative	56	27,581	658	—	28,295
Depreciation and amortization	—	3,796	41	—	3,837
Total Expenses	56	86,660	285	1,712	88,713
(Loss) Income from Operations	(56)	27,611	15,539	—	43,094
Interest expense, net	(14,061)	3	(5,297)	—	(19,355)
Foreign currency transaction loss	(200)	(4)	—	—	(204)
(Loss) Income before Income Taxes and Equity in Net Earnings of Subsidiaries	(14,317)	27,610	10,242	—	23,535
(Benefit from) provision for income taxes	(3,210)	6,277	2,243	—	5,310
(Loss) Income before Equity in Net Earnings of Subsidiaries	(11,107)	21,333	7,999	—	18,225
Net earnings of subsidiaries	29,332	7,999	—	(37,331)	—
Net Income (Loss)	$18,225	$29,332	$7,999	$(37,331)	$18,225
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain	(6,583)	(6,270)	(314)	6,584	(6,583)
Total other comprehensive (loss) gain, net of tax	(6,583)	(6,270)	(314)	6,584	(6,583)
Comprehensive Income (Loss)	$11,642	$23,062	$7,685	$(30,747)	$11,642

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2017

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$157,406	$33,744	$(1,246)	$189,904
Cost of Revenue	—	58,517	21,345	—	79,862
Gross Profit	—	98,889	12,399	(1,246)	110,042
Expenses
Marketing	—	22,890	520	—	23,410
Operations and technology	—	20,237	1,581	—	21,818
General and administrative	86	25,455	1,950	(1,246)	26,245
Depreciation and amortization	—	3,320	46	—	3,366
Total Expenses	86	71,902	4,097	(1,246)	74,839
(Loss) Income from Operations	(86)	26,987	8,302	—	35,203
Interest expense, net	(13,365)	(29)	(3,618)	—	(17,012)
Foreign currency transaction gain	57	5	—	—	62
(Loss) Income before Income Taxes and Equity in Net Earnings of Subsidiaries	(13,394)	26,963	4,684	—	18,253
Provision for income taxes	(4,673)	9,425	1,628	—	6,380
(Loss) Income before Equity in Net Earnings of Subsidiaries	(8,721)	17,538	3,056	—	11,873
Net earnings of subsidiaries	20,594	3,056	—	(23,650)	—
Net Income (Loss)	$11,873	$20,594	$3,056	$(23,650)	$11,873
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)	1,371	2,383	(1,012)	(1,371)	1,371
Total other comprehensive gain (loss), net of tax	1,371	2,383	(1,012)	(1,371)	1,371
Comprehensive Income (Loss)	$13,244	$22,977	$2,044	$(25,021)	$13,244

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2018

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$429,533	$78,066	$—	$507,599
Cost of Revenue	—	183,757	46,290	—	230,047
Gross Profit	—	245,776	31,776	—	277,552
Expenses
Marketing	—	55,530	1,592	—	57,122
Operations and technology	3	51,080	1,650	—	52,733
General and administrative	132	53,061	2,023	—	55,216
Depreciation and amortization	—	7,590	85	—	7,675
Total Expenses	135	167,261	5,350	—	172,746
(Loss) Income from Operations	(135)	78,515	26,426	—	104,806
Interest expense, net	(28,005)	(445)	(10,578)	—	(39,028)
Foreign currency transaction gain (loss)	55	(2,347)	—	—	(2,292)
Loss on early extinguishment of debt	(4,710)	—	—	—	(4,710)
(Loss) Income before Income Taxes and Equity in Net Earnings of Subsidiaries	(32,795)	75,723	15,848	—	58,776
(Benefit from) provision for income taxes	(7,060)	16,302	3,411	—	12,653
(Loss) Income before Equity in Net Earnings of Subsidiaries	(25,735)	59,421	12,437	—	46,123
Net earnings of subsidiaries	71,858	12,437	—	(84,295)	—
Net Income (Loss)	$46,123	$71,858	$12,437	$(84,295)	$46,123
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain	(2,197)	(3,773)	(47)	3,820	(2,197)
Reclassification of certain deferred tax effects	(1,622)	—	—	—	(1,622)
Total other comprehensive (loss) gain, net of tax	(3,819)	(3,773)	(47)	3,820	(3,819)
Comprehensive Income (Loss)	$42,304	$68,085	$12,390	$(80,475)	$42,304

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2017

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$318,173	$66,528	$(2,534)	$382,167
Cost of Revenue	—	117,932	43,814	—	161,746
Gross Profit	—	200,241	22,714	(2,534)	220,421
Expenses
Marketing	—	42,263	730	—	42,993
Operations and technology	—	42,179	3,170	—	45,349
General and administrative	134	50,314	4,027	(2,534)	51,941
Depreciation and amortization	—	6,775	88	—	6,863
Total Expenses	134	141,531	8,015	(2,534)	147,146
(Loss) Income from Operations	(134)	58,710	14,699	—	73,275
Interest expense, net	(26,542)	(64)	(7,628)	—	(34,234)
Foreign currency transaction gain	284	5	—	—	289
(Loss) Income before Income Taxes and Equity in Net Earnings of Subsidiaries	(26,392)	58,651	7,071	—	39,330
(Benefit from) provision for income taxes	(9,129)	20,288	2,446	—	13,605
(Loss) Income before Equity in Net Earnings of Subsidiaries	(17,263)	38,363	4,625	—	25,725
Net earnings of subsidiaries	42,988	4,625	—	(47,613)	—
Net Income (Loss)	$25,725	$42,988	$4,625	$(47,613)	$25,725
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)	2,509	2,893	(384)	(2,509)	2,509
Total other comprehensive gain (loss), net of tax	2,509	2,893	(384)	(2,509)	2,509
Comprehensive Income (Loss)	$28,234	$45,881	$4,241	$(50,122)	$28,234

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2018

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities	$(13,091)	$333,840	$(12,596)	$(12,437)	$295,716
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	—	(786,788)	—	—	(786,788)
Securitized loans transferred	—	120,727	(120,727)	—	—
Loans and finance receivables repaid	—	329,932	180,306	—	510,238
Purchases of property and equipment	—	(6,997)	(68)	—	(7,065)
Capital contributions to subsidiaries	—	15,888	—	(15,888)	—
Other investing activities	—	42	—	—	42
Net cash (used in) provided by investing activities	—	(327,196)	59,511	(15,888)	(283,573)
Cash Flows from Financing Activities
(Payments for) proceeds from member's equity	—	(12,437)	(15,888)	28,325	—
Debt issuance costs paid	(360)	—	—	—	(360)
Debt prepayment penalty	(3,656)	—	—	—	(3,656)
Payment of promissory note	—	(3,000)	—	—	(3,000)
Treasury shares purchased	(1,522)	—	—	—	(1,522)
Repayments of Senior Notes	(50,000)	—	—	—	(50,000)
Borrowings under revolving line of credit	77,000	—	—	—	77,000
Repayments under revolving line of credit	(24,001)	—	—	—	(24,001)
Borrowings under securitization facility	—	—	80,300	—	80,300
Repayments under securitization facility	—	—	(112,647)	—	(112,647)
Proceeds from exercise of stock options	4,287	—	—	—	4,287
Net cash provided (used in) by financing activities	1,748	(15,437)	(48,235)	28,325	(33,599)
Effect of exchange rates on cash, cash equivalents and restricted cash	—	(561)	150	—	(411)
Net decrease in cash, cash equivalents and restricted cash	(11,343)	(9,354)	(1,170)	—	(21,867)
Cash, cash equivalents and restricted cash at beginning of year	12,183	62,423	23,538	—	98,144
Cash, cash equivalents and restricted cash at end of period	$840	$53,069	$22,368	$—	$76,277

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2017

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities	$672	$203,382	$(10,877)	$(7,119)	$186,058
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	—	(592,766)	(14,666)	—	(607,432)
Securitized loans transferred	—	98,610	(98,610)	—	—
Loans and finance receivables repaid	—	311,931	130,770	—	442,701
Purchases of property and equipment	—	(5,148)	(153)	—	(5,301)
Capital contributions to subsidiaries	—	(7,510)	—	7,510	—
Other investing activities	—	1,482	—	—	1,482
Net cash (used in) provided by investing activities	—	(193,401)	17,341	7,510	(168,550)
Cash Flows from Financing Activities
(Payments for) proceeds from member's equity	—	(7,119)	7,510	(391)	—
Debt issuance costs paid	—	(1,797)	—	—	(1,797)
Treasury shares purchased	(672)	—	—	—	(672)
Borrowings under securitization facility	—	—	65,600	—	65,600
Repayments under securitization facility	—	—	(79,031)	—	(79,031)
Net cash used in financing activities	(672)	(8,916)	(5,921)	(391)	(15,900)
Effect of exchange rates on cash	—	5,169	(172)	—	4,997
Net increase in cash, cash equivalents and restricted cash	—	6,234	371	—	6,605
Cash, cash equivalents and restricted cash at beginning of year	—	42,895	23,345	—	66,240
Cash, cash equivalents and restricted cash at end of period	$—	$49,129	$23,716	$—	$72,845

16.	Subsequent Events

Subsequent events have been reviewed through the date these financial statements were available to be issued.

2018-1 Facility

On July 23, 2018, the Company and several of its subsidiaries entered into a receivables funding (the “2018‑1 Facility”) with Pacific Western Bank, as lender (the “2018‑1 Lender”). The 2018‑1 Facility collateralizes Receivables that have been and will be originated or acquired under the Company’s NetCredit brand by several of the Company’s subsidiaries and that meet specified eligibility criteria in exchange for a revolving note. Under the 2018‑1 Facility, Receivables are sold to a wholly-owned special purpose subsidiary of the Company (the “2018‑1 Debtor”) and serviced by another subsidiary of the Company.

The 2018‑1 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which is required to be secured by 1.25 times the drawn amount in eligible Receivables. The 2018‑1 Facility is non-recourse to the Company and matures on July 22, 2023.

The 2018‑1 Facility is governed by a loan and security agreement, dated as of July 23, 2018, between the 2018‑1 Lender and the 2018‑1 Debtor. The 2018-1 Facility bears interest at a rate per annum equal to LIBOR (subject to a floor) plus an applicable margin, which rate per annum is initially 4.00%. In addition, the 2018‑1 Debtor paid certain customary upfront closing fees to the 2018‑1 Lender. Interest payments on the 2018‑1 Facility will be made monthly. The 2018‑1 Debtor shall be permitted to prepay the 2018‑1 Facility, subject to certain fees and conditions. In the event of prepayment for the purposes of securitizations, no fees shall apply. Any remaining amounts outstanding will be payable no later than July 22, 2023, the final maturity date.

All amounts due under the 2018‑1 Facility are secured by all of the 2018‑1 Debtor’s assets, which include the Receivables transferred to the 2018‑1 Debtor, related rights under the Receivables, a bank account and certain other related collateral.

The 2018‑1 Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the Receivables and other matters; indemnification for specified losses not including losses due to the inability of

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

consumers to repay their loans; covenants regarding special purpose entity matters; and default and termination provisions which provide for the acceleration of the 2018‑1 Facility in circumstances including, but not limited to, failure to make payments when due, servicer defaults, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the receivables and defaults under other material indebtedness of the 2018‑1 Debtor.

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

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services to consumers and small businesses. In 2017, we extended approximately $2.1 billion in credit to borrowers. As of June 30, 2018, we offered or arranged loans or draws on lines of credit to consumers in 32 states in the United States and in the United Kingdom and Brazil. We also offered financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through June 30, 2018, we have completed over 45.2 million customer transactions and collected more than 22 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include short-term loans, line of credit accounts, installment loans and receivables purchase agreements (“RPAs”).

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

We have developed proprietary underwriting systems based on data we have collected over our 14 years of experience. These systems employ advanced risk analytics to decide whether to approve financing transactions, to structure the amount and terms of the financings we offer pursuant to jurisdiction-specific regulations and to provide customers with their funds quickly and efficiently. Our systems closely monitor collection and portfolio performance data that we use to continually refine the analytical models and statistical measures used in making our credit, purchase, marketing and collection decisions.

Our flexible and scalable technology platform allows us to process and complete customers’ transactions quickly and efficiently. In 2017, we processed approximately 3.9 million transactions, and we continue to grow our loans and finance receivable portfolios and increase the number of customers we serve through desktop, tablet and mobile platforms. Our highly customizable technology platform allows us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In 2012, we launched a new product in the United States designed to serve near-prime customers, and in April 2014 we introduced a similar product in the United Kingdom. In June 2014, we launched our business in Brazil, where we lend to borrowers through a local Brazilian financing structure. In addition, in July 2014, we introduced a new line of credit product in the United States to serve the needs of small businesses. In June 2015, we further expanded our product offering by acquiring certain assets of a company that provides financing to small businesses by offering RPAs (see Note 2 in the Notes to Consolidated Financial Statements included in this report). In May 2017, we expanded products available to small businesses by offering installment loans. These new products are intended to allow us to further diversify our product offerings, customer base and geographic scope. In the six-month period ended June 30, 2018, we derived 84.0% of our total revenue from the United States and 16.0% of our total revenue internationally, with 85.2% of international revenue (representing 13.6% of our total revenue) generated in the United Kingdom.

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

•

Short-term consumer loans. Short-term consumer loans are unsecured loans written by us or by a third-party lender through our credit services organization and credit access business programs, which we refer to as our CSO programs, that we arrange and guarantee. As of June 30, 2018, we offered or arranged short-term consumer loans in 17 states in the United States and in the United Kingdom. Short-term consumer loans generally have terms of seven to 90 days, with proceeds promptly deposited in the customer’s bank account in exchange for a pre-authorized debit from their account. Due to the credit risk and high transaction costs of serving our customer segment, the interest and/or fees we charge are generally considered to be higher than the interest or fees charged to consumers with superior credit histories by banks and similar lenders who are typically unwilling to make unsecured loans to alternative credit consumers. Our short-term consumer loans contributed approximately 20.4% of our total revenue for the six months ended June 30, 2018 and 24.6% for the six months ended June 30, 2017.

•

Line of credit accounts. As of June 30, 2018 we offered new consumer line of credit accounts in six states (and continue to service existing line of credit accounts in one additional state) in the United States and business line of credit accounts in 36 states in the United States, which allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with the terms of their line of credit account. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit. Our line of credit accounts contributed approximately 31.1% of our total revenue for the six months ended June 30, 2018 and 31.0% for the six months ended June 30, 2017.

•

Installment loans. Installment loans are longer-term loans that require the outstanding principal balance to be paid down in multiple installments. We offer, or arrange through our CSO programs or market and purchase through our Bank program, multi-payment unsecured consumer installment loan products in 17 states in the United States and small business installment loans in 18 states. We also offer multi-payment unsecured consumer installment loan products in the United Kingdom and Brazil. Terms for our installment loan products range between two and 60 months. These loans generally have higher principal amounts than short-term loans. Loans may be repaid early at any time with no additional prepayment charges. Installment loans that we originated and purchased contributed approximately 47.1% of our total revenue for the six months ended June 30, 2018 and 42.3% for the six months ended June 30, 2017.

•

Receivables purchase agreements. Under RPAs, small businesses receive funds in exchange for a portion of the business’s future receivables at an agreed upon discount. In contrast, lending is a commitment to repay principal and interest. A small business customer who enters into a RPA commits to delivering a percentage of its receivables through ACH or wire debits or by splitting credit card receipts until all purchased receivables are delivered. We offer RPAs in all 50 states and in Washington D.C. in the United States. Revenue earned from RPAs contributed 1.2% of our total revenue for the six months ended June 30, 2018 and 2.0% for the six months ended June 30, 2017.

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

As of June 30, 2018 and 2017, the outstanding amount of active short-term consumer loans originated by third-party lenders under the CSO programs was $24.8 million and $24.1 million, respectively, which were guaranteed by us.

As of June 30, 2018 and 2017, the outstanding amount of active installment loans originated by third-party lenders under the CSO programs was $3.9 million and $3.9 million, respectively, which were guaranteed by us.

•

Bank program. In March 2016, we launched a program with a state-chartered bank where we provide technology, loan servicing and marketing services to the bank in 15 states and Washington D.C. in the United States as of June 30, 2018. Our bank partner offered unsecured consumer installment loans with an annual percentage rate (“APR”) at or below 36%. We also have the ability to purchase loans originated through this program. In May 2018, as a result of a change in the law in Ohio, our bank partner suspended lending and we suspended purchasing loans through this program. Revenue generated from this program for the six months ended June 30, 2018 and 2017 was 2.0% and 1.9% of our total revenue, respectively.

•	Analytics-as-a-Service. In 2016, we launched a product that uses our proprietary technology and analytics capabilities to offer businesses a solution for real-time decisioning at scale.

OUR MARKETS

We currently provide our services in the following countries:

•

United States. We began our online business in the United States in May 2004. As of June 30, 2018, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, Headway Capital at www.headwaycapital.com and The Business Backer at www.businessbacker.com.

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

RECENT REGULATORY DEVELOPMENTS

On July 24, 2018, the Ohio Legislature passed House Bill 123, a bill that places limits on short-term loans and extensions of credit. The legislation sets specific limits for fees, charges and interest that can be assessed on small loans with a maximum loan amount of $1,000 and an overall cap on fees, charges and interest of 60% of the loan amount. The governor of Ohio signed the legislation into law on July 30, 2018, and it will apply to credit extended 270 days thereafter. Management does not anticipate that the legislation will have a material adverse effect on the Company. We cannot currently assess the likelihood of any future unfavorable federal, state, local or international legislation or regulations being proposed or enacted that could affect our products and services.

CRITICAL ACCOUNTING POLICIES

There have been no changes in critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

See Note 1 in the Notes to Consolidated Financial Statements included in this report for a discussion of recent accounting pronouncements.

RESULTS OF OPERATIONS

HIGHLIGHTS

Our financial results for the three-month period ended June 30, 2018, or the current quarter, are summarized below.

•

Consolidated total revenue increased $63.4 million, or 33.4%, to $253.3 million in the current quarter compared to $189.9 million for the three months ended June 30, 2017, or the prior year quarter. Domestic revenue increased $55.6 million, or 35.2%, to $213.6 million in the current quarter from $158.1 million for the prior year quarter and international revenue increased $7.8 million, or 24.6%, to $39.7 million from $31.8 million.

•	Consolidated gross profit increased $21.8 million, or 19.8%, to $131.8 million in the current quarter compared to $110.0 million in the prior year quarter.
•	Consolidated income from operations increased $7.9 million, or 22.4%, to $43.1 million in the current quarter, compared to $35.2 million in the prior year quarter.
•

Consolidated net income was $18.2 million in the current quarter compared to $11.9 million in the prior year quarter. Consolidated diluted income per share was $0.52 in the current quarter compared to $0.35 in the prior year quarter.

OVERVIEW

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Loans and finance receivables revenue	$253,019	$189,657	$506,811	$381,622
Other	282	247	788	545
Total Revenue	253,301	189,904	507,599	382,167
Cost of Revenue	121,494	79,862	230,047	161,746
Gross Profit	131,807	110,042	277,552	220,421
Expenses
Marketing	29,386	23,410	57,122	42,993
Operations and technology	27,195	21,818	52,733	45,349
General and administrative	28,295	26,245	55,216	51,941
Depreciation and amortization	3,837	3,366	7,675	6,863
Total Expenses	88,713	74,839	172,746	147,146
Income from Operations	43,094	35,203	104,806	73,275
Interest expense, net	(19,355)	(17,012)	(39,028)	(34,234)
Foreign currency transaction (loss) gain	(204)	62	(2,292)	289
Loss on early extinguishment of debt	—	—	(4,710)	—
Income before Income Taxes	23,535	18,253	58,776	39,330
Provision for income taxes	5,310	6,380	12,653	13,605
Net Income	$18,225	$11,873	$46,123	$25,725
Diluted net income per share	$0.52	$0.35	$1.32	$0.75

Revenue
Loans and finance receivables revenue	99.9%	99.9%	99.8%	99.9%
Other	0.1	0.1	0.2	0.1
Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue	48.0	42.1	45.3	42.3
Gross Profit	52.0	57.9	54.7	57.7
Expenses
Marketing	11.6	12.3	11.3	11.2
Operations and technology	10.7	11.5	10.4	11.9
General and administrative	11.2	13.8	10.9	13.6
Depreciation and amortization	1.5	1.8	1.5	1.8
Total Expenses	35.0	39.4	34.1	38.5
Income from Operations	17.0	18.5	20.6	19.2
Interest expense, net	(7.6)	(8.9)	(7.7)	(9.0)
Foreign currency transaction gain	(0.1)	—	(0.4)	0.1
Loss on early extinguishment of debt	—	—	(0.9)	—
Income before Income Taxes	9.3	9.6	11.6	10.3
Provision for income taxes	2.1	3.3	2.5	3.6
Net Income	7.2%	6.3%	9.1%	6.7%

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

Management provides non-GAAP financial information for informational purposes and to enhance understanding of our GAAP consolidated financial statements. Readers should consider the information in addition to, but not instead of or superior to, our consolidated financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Income	$18,225	$11,873	$46,123	$25,725
Adjustments:
Loss on early extinguishment of debt	—	—	4,710	—
Intangible asset amortization	268	271	535	542
Stock-based compensation expense	2,834	2,987	5,267	5,307
Foreign currency transaction loss (gain)	204	(62)	2,292	(289)
Cumulative tax effect of adjustments	(777)	(1,113)	(2,756)	(1,923)
Adjusted earnings	$20,754	$13,956	$56,171	$29,362

Diluted net income per share	$0.52	$0.35	$1.32	$0.75
Adjustments:
Loss on early extinguishment of debt	—	—	0.13	—
Intangible asset amortization	0.01	0.01	0.02	0.02
Stock-based compensation expense	0.08	0.08	0.15	0.16
Foreign currency transaction loss (gain)	—	—	0.07	(0.01)
Cumulative tax effect of adjustments	(0.02)	(0.03)	(0.08)	(0.06)
Adjusted earnings per share	$0.59	$0.41	$1.61	$0.86

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Income	$18,225	$11,873	$46,123	$25,725
Depreciation and amortization expenses	3,837	3,366	7,675	6,863
Interest expense, net	19,355	17,012	39,028	34,234
Foreign currency transaction loss (gain)	204	(62)	2,292	(289)
Provision for income taxes	5,310	6,380	12,653	13,605
Stock-based compensation expense	2,834	2,987	5,267	5,307
Adjustment:
Loss on early extinguishment of debt	—	—	4,710	—
Adjusted EBITDA	$49,765	$41,556	$117,748	$85,445

Adjusted EBITDA margin calculated as follows:
Total Revenue	$253,301	$189,904	$507,599	$382,167
Adjusted EBITDA	49,765	41,556	117,748	85,445
Adjusted EBITDA as a percentage of total revenue	19.6%	21.9%	23.2%	22.4%

Constant Currency Basis

In addition to reporting financial results in accordance with GAAP, we have provided certain other non-GAAP financial information on a constant currency basis. We operate in the United Kingdom and Brazil. During the current quarter 15.7% of our revenue originated in currencies other than the U.S. Dollar, principally the British Pound Sterling. As a result, changes in our reported revenue and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide constant currency assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. All conversion rates below are based on the U.S. Dollar equivalent to one of the applicable foreign currencies:

	Three Months Ended
	June 30,
	2018	2017	% Change
British Pound	1.3604	1.2793	6.3%
Brazilian real	0.2776	0.3113	(10.8)%

	Six Months Ended
	June 30,
	2018	2017	% Change
British Pound	1.3761	1.2595	9.3%
Brazilian real	0.2930	0.3148	(6.9)%

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

Management believes these non-GAAP measures provide investors with important information needed to evaluate the magnitude of potential receivable losses and the opportunity for revenue performance of the loans and finance receivable portfolio on an aggregate basis. Management also believes that the comparison of the aggregate amounts from period to period is more meaningful than comparing only the amounts reflected on our consolidated balance sheet since both revenue and cost of revenue are impacted by the aggregate amount of receivables we own and those we guarantee as reflected in our consolidated financial statements.

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THREE MONTHS ENDED JUNE 30, 2017

Revenue and Gross Profit

Revenue increased $63.4 million, or 33.4%, to $253.3 million for the current quarter as compared to $189.9 million for the prior year quarter. On a constant currency basis, revenue increased by $62.1 million, or 32.7%, for the current quarter compared to the prior year quarter. Our domestic operations contributed an increase of $55.6 million, primarily resulting from a 47.8% increase in installment loan and RPA revenue and a 35.6% increase in line of credit account revenue in the current quarter compared to the prior year quarter driven by strong customer demand for these products. Our international operations contributed an increase of $7.8 million (an increase of $6.5 million on a constant currency basis), primarily resulting from a 39.6% increase in installment loan and RPA revenue and a 11.7% increase in short-term loan revenue.

Our gross profit increased by $21.8 million to $131.8 million for the current quarter from $110.0 million for the prior year quarter. On a constant currency basis, gross profit increased by $20.7 million for the current quarter compared to the prior year quarter. Our consolidated gross profit as a percentage of revenue, or our gross profit margin, decreased only slightly to 52.0% for the current quarter, from 57.9% for the prior year quarter.

The following tables set forth the components of revenue and gross profit, separated by product and between domestic and international for the current quarter and the prior year quarter (in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Revenue by product:
Short-term loans	$50,312	$46,776	$3,536	7.6%
Line of credit accounts	79,658	58,824	20,834	35.4
Installment loans and RPAs	123,049	84,057	38,992	46.4
Total loans and finance receivables revenue	253,019	189,657	63,362	33.4
Other	282	247	35	14.2
Total revenue	$253,301	$189,904	$63,397	33.4%

Revenue by product (% to total):
Short-term loans	19.9%	24.6%
Line of credit accounts	31.4	31.0
Installment loans and RPAs	48.6	44.3
Total loans and finance receivables revenue	99.9	99.9
Other	0.1	0.1
Total revenue	100.0%	100.0%

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Domestic:
Revenue	$213,638	$158,073	$55,565	35.2%
Cost of revenue	102,206	67,393	34,813	51.7
Gross profit	$111,432	$90,680	$20,752	22.9
Gross profit margin	52.2%	57.4%	(5.2)%	(9.1)%
International:
Revenue	$39,663	$31,831	$7,832	24.6%
Cost of revenue	19,288	12,469	6,819	54.7
Gross profit	$20,375	$19,362	$1,013	5.2
Gross profit margin	51.4%	60.8%	(9.4)%	(15.5)%
Total:
Revenue	$253,301	$189,904	$63,397	33.4%
Cost of revenue	121,494	79,862	41,632	52.1
Gross profit	$131,807	$110,042	$21,765	19.8
Gross profit margin	52.0%	57.9%	(5.9)%	(10.2)%

Loan and Finance Receivable Balances

Our loan and finance receivable balance in our consolidated financial statements for June 30, 2018 and 2017 was $871.9 million and $647.8 million, respectively, before the allowance for losses of $121.8 million and $83.8 million, respectively. The combined loan and finance receivable balance includes $28.7 million and $28.0 million as of June 30, 2018 and 2017, respectively, of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements for June 30, 2018 and 2017, respectively, before the liability for estimated losses of $2.1 million and $1.9 million provided in “Accounts payable and accrued expenses” in our consolidated financial statements for June 30, 2018 and 2017, respectively.

The ending portfolio balance of loans and finance receivables, net of allowance for losses, increased $186.1 million, or 33.0%, to $750.1 million as of June 30, 2018 from $564.0 million as of June 30, 2017, and the outstanding combined portfolio balance of loans and finance receivables, net of allowance and liability for estimated losses, increased $186.7 million, or 31.6%, to $776.7 million as of June 30, 2018 from $590.1 million as of June 30, 2017, primarily due to increased demand for all of our installment products and, to a lesser extent, our short-term and line of credit products. The outstanding loan balance for our domestic near-prime product increased 42.9% in the current quarter compared to the prior year quarter resulting in a domestic near-prime portfolio balance that comprises 45.4% of our total loan and finance receivable portfolio balance while short-term loans comprised approximately 10.2% of our total loan and finance receivable portfolio balance in the current quarter, compared to 12.7% in the prior year quarter. Management expects the loan balances for our domestic near-prime installment loan product will continue to comprise a larger percentage of the total loan and finance receivable portfolio, due to customer demand for these products and their longer loan term. Our portfolio of loans and finance receivables serving the needs of small businesses decreased to 8.5% in the current quarter from 12.6% in the prior year quarter due to a 10.2% decrease in the small business loan and finance receivables balance and strong growth in our consumer products. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

The following tables summarize loan and finance receivable balances outstanding as of June 30, 2018 and 2017 (in thousands):

	As of June 30,
	2018			2017
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables balances:
Short-term loans	$67,255	$24,764	$92,019	$61,565	$24,123	$85,688
Line of credit accounts	181,134	—	181,134	134,154	—	134,154
Installment loans and RPAs	623,526	3,917	627,443	452,116	3,890	456,006
Total ending loans and finance receivables, gross	871,915	28,681	900,596	647,835	28,013	675,848
Less: Allowance and liabilities for losses(a)	(121,784)	(2,092)	(123,876)	(83,839)	(1,941)	(85,780)
Total ending loans and finance receivables, net	$750,131	$26,589	$776,720	$563,996	$26,072	$590,068
Allowance and liability for losses as a % of loans and finance receivables, gross	14.0%	7.3%	13.8%	12.9%	6.9%	12.7%

	As of June 30,
	2018			2017
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables:
Total domestic, gross	$763,742	$28,681	$792,423	$557,566	$28,013	$585,579
Total international, gross	108,173	—	108,173	90,269	—	90,269
Total ending loans and finance receivables, gross	$871,915	$28,681	$900,596	$647,835	$28,013	$675,848

(a)

GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.

(b)	Except for allowance and liability for estimated losses, amounts shown represent non-GAAP measures.

Average Amount Outstanding per Loan

The average amount outstanding per loan is calculated as the total combined loans, gross balance at the end of the period divided by the total number of combined loans outstanding at the end of the period. The following table shows the average amount outstanding per loan by product at June 30, 2018 and 2017:

	As of June 30,
	2018	2017
Average amount outstanding per loan (in ones)(a)
Short-term loans(b)	$473	$462
Line of credit accounts	1,397	1,334
Installment loans(b)(c)	2,055	1,985
Total loans(b)(c)	$1,413	$1,277

(a)	The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Excludes RPAs.

The average amount outstanding per loan increased to $1,413 from $1,277 during the current quarter compared to the prior year quarter, primarily due to a greater mix of installment loans and line of credit accounts, which have higher average amounts outstanding relative to short-term loans, in the current quarter compared to the prior year quarter.

Average Loan Origination

The average loan origination amount is calculated as the total amount of combined loans originated and renewed for the period divided by the total number of combined loans originated and renewed for the period. The following table shows the average loan origination amount by product for the current quarter compared to the prior year quarter:

	Three Months Ended
	June 30,
	2018	2017
Average loan origination amount (in ones) (a)
Short-term loans (b)	$464	$451
Line of credit accounts (c)	339	294
Installment loans (b)(d)	1,710	1,654
Total loans (b)(d)	$579	$521

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount increased to $579 from $521 during the current quarter compared to the prior year quarter, mainly due to a greater mix of installment loan originations which have higher principal amounts. Additionally, each of our products saw an increase in the average origination amount resulting from higher origination amounts to new customers.

Loans and Finance Receivables Loss Experience

The allowance and liability for estimated losses as a percentage of combined loans and RPAs increased only slightly to 13.8% as of June 30, 2018 from 12.7% as of June 30, 2017.

The cost of revenue in the current quarter was $121.5 million, which was composed of $120.8 million related to Company-owned loans and finance receivables and a $0.7 million increase in the liability for estimated losses related to loans we guaranteed through the CSO programs. The cost of revenue in the prior year quarter was $79.9 million, which was composed of $79.1 million related to Company-owned loans and finance receivables and a $0.8 million increase in the liability for estimated losses related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $111.8 million and $78.8 million in the current quarter and the prior year quarter, respectively.

The following tables show loan and finance receivable balances and fees receivable and the relationship of the allowance and liability for losses to the combined balances of loans and finance receivables for each of the last five quarters (in thousands):

	2017			2018
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Loans and finance receivables:
Gross - Company owned	$647,835	$742,796	$827,749	$817,359	$871,915
Gross - Guaranteed by the Company(a)	28,013	28,943	34,134	26,594	28,681
Combined loans and finance receivables, gross(b)	675,848	771,739	861,883	843,953	900,596
Allowance and liability for losses on loans and finance receivables	85,780	107,077	125,302	115,693	123,876
Combined loans and finance receivables, net(b)	$590,068	$664,662	$736,581	$728,260	$776,720
Allowance and liability for losses as a % of loans and finance receivables, gross(b)	12.7%	13.9%	14.5%	13.7%	13.8%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(b)	Non-GAAP measure.

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

Short-term Loans

Demand for our short-term loan product in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Strong customer demand for short-term loans in both the United States and the United Kingdom has led to higher short-term consumer loan balances year over year.

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

The following table includes information related only to short-term loans and shows our loss experience trends for short-term loans for each of the last five quarters (in thousands):

	2017			2018
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Short-term loans:
Cost of revenue	$16,584	$23,849	$22,129	$20,323	$20,386
Charge-offs (net of recoveries)	15,539	20,439	21,201	22,213	19,626
Average short-term combined loan balance, gross:
Company owned(a)	57,653	65,949	70,040	71,442	66,171
Guaranteed by the Company(a)(b)	21,368	25,787	26,785	26,383	23,638
Average short-term combined loan balance, gross(a)(c)	$79,021	$91,736	$96,825	$97,825	$89,809
Ending short-term combined loan balance, gross:
Company owned	$61,565	$67,719	$73,672	$65,858	$67,255
Guaranteed by the Company(b)	24,123	24,248	28,875	21,409	24,764
Ending short-term combined loan balance, gross(c)	$85,688	$91,967	$102,547	$87,267	$92,019
Ending allowance and liability for losses	$17,449	$21,047	$22,022	$20,397	$20,744

Short-term loan ratios:
Cost of revenue as a % of average short-term combined loan balance, gross(a)(c)	21.0%	26.0%	22.9%	20.8%	22.7%
Charge-offs (net of recoveries) as a % of average short-term combined loan balance, gross(a)(c)	19.7%	22.3%	21.9%	22.7%	21.9%
Gross profit margin	64.5%	52.2%	58.5%	61.9%	59.5%
Allowance and liability for losses as a % of combined loan balance, gross(c)(d)	20.4%	22.9%	21.5%	23.4%	22.5%

(a)	The average short-term combined loan balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan balance, gross, is determined using period-end balances.

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

The following table includes information related only to line of credit accounts and shows our loss experience trends for line of credit accounts for each of the last five quarters (in thousands):

	2017			2018
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$19,868	$23,439	$30,278	$25,383	$31,211
Charge-offs (net of recoveries)	18,786	19,476	25,940	29,411	27,281
Average loan balance(a)	128,348	145,398	161,905	168,118	168,881
Ending loan balance	134,154	154,689	170,068	160,923	181,134
Ending allowance for losses balance	$22,847	$26,810	$31,148	$27,120	$31,050

Line of credit account ratios:
Cost of revenue as a % of average loan balance(a)	15.5%	16.1%	18.7%	15.1%	18.5%
Charge-offs (net of recoveries) as a % of average loan balance(a)	14.6%	13.4%	16.0%	17.5%	16.2%
Gross profit margin	66.2%	66.0%	59.9%	67.6%	60.8%
Allowance for losses as a % of loan balance(b)	17.0%	17.3%	18.3%	16.9%	17.1%

(a)	The average loan balance for line of credit accounts is the average of the month-end balances during the period.
(b)	Allowance for losses as a % of loan balance is determined using period-end balances.

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

The gross profit margin is generally lower for the installment loan product than for other loan products, primarily because the highest levels of default are exhibited in the early stages of the loan, while revenue is recognized over the term of the loan. In addition, installment loans and RPAs typically have higher average origination amounts. Another factor contributing to the lower gross profit margin is that the product yield for installment loans and RPAs is typically lower than the yield for the other financing products we offer. As a result, particularly in periods of higher growth for the installment loan and RPA portfolios, which has been the case in recent years, the gross profit margin is typically lower for this product than for our short-term loan and line of credit products. Our average installment combined loan and RPA portfolio balance outstanding at June 30, 2018 increased 39.4% in the current quarter compared to the prior year quarter.

The following table includes information related only to our installment loans and RPAs and shows our loss experience trends for installment loans and RPAs for each of the last five quarters (in thousands):

	2017			2018
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Installment loans and RPAs:
Cost of revenue	$43,410	$60,053	$75,138	$62,847	$69,897
Charge-offs (net of recoveries)	44,443	46,598	62,116	67,081	64,878
Average installment and RPA combined loan and finance receivable balance, gross:
Company owned(a)	433,698	487,436	552,003	591,739	605,025
Guaranteed by the Company(a)(b)	3,631	4,628	5,025	5,760	4,500
Average installment and RPA combined loan and finance receivable balance, gross (a)(c)	$437,329	$492,064	$557,028	$597,499	$609,525
Ending installment and RPA combined loan and finance receivable balance, gross:
Company owned	$452,116	$520,388	$584,009	$590,578	$623,526
Guaranteed by the Company(b)	3,890	4,695	5,259	5,185	3,917
Ending installment and RPA combined loan and finance receivable balance, gross (c)	$456,006	$525,083	$589,268	$595,763	$627,443
Ending allowance and liability for losses	$45,484	$59,220	$72,132	$68,176	$72,082

Installment and RPA loan ratios:
Cost of revenue as a % of average installment and RPA combined loan and finance receivable balance, gross(a)(c)	9.9%	12.2%	13.5%	10.5%	11.5%
Charge-offs (net of recoveries) as a % of average installment and RPA combined loan and finance receivable balance, gross (a)(c)	10.2%	9.5%	11.2%	11.2%	10.6%
Gross profit margin	48.4%	39.3%	34.4%	48.5%	43.2%
Allowance and liability for losses as a % of combined loan and finance receivable balance, gross(c)(d)	10.0%	11.3%	12.2%	11.4%	11.5%

(a)	The average installment and RPA combined loan and finance receivable balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan and finance receivable balance, gross, is determined using period-end balances.

Total Expenses

Total expenses increased $13.9 million, or 18.5%, to $88.7 million in the current quarter, compared to $74.8 million in the prior year quarter. On a constant currency basis, total expenses increased $13.5 million, or 18.0%, to $88.3 million for the current quarter compared to the prior year quarter.

Marketing expense increased to $29.4 million in the current quarter compared to $23.4 million in the prior year quarter. The increase was primarily due to higher direct mail costs related to our domestic products, volume from lead providers in both our domestic and international businesses and domestic television advertising.

Operations and technology expense increased to $27.2 million in the current quarter compared to $21.8 million in the prior year quarter, primarily due to higher volume-driven underwriting and transaction expenses and headcount costs in our call center.

General and administrative expense increased $2.1 million, or 7.8%, to $28.3 million in the current quarter compared to $26.2 million in the prior year quarter, primarily due to higher corporate services personnel costs primarily driven by an increase in headcount in the current quarter compared to the prior year quarter.

Depreciation and amortization expense increased $0.4 million, or 14.0%, in the current quarter compared to the prior year quarter, primarily due to increased capitalized development software costs to support our growth.

Interest Expense, Net

Interest expense, net increased $2.4 million, or 13.8%, to $19.4 million in the current quarter compared to $17.0 million in the prior year quarter. The increase was primarily due to an increase in the average amount of debt outstanding, which increased $132.0 million to $766.7 million during the current quarter from $634.7 million during the prior year quarter, partially offset by a decrease in the weighted average interest rate on our outstanding debt to 10.02% during the current quarter from 10.65% during the prior year quarter.

Provision for Income Taxes

Provision for income taxes decreased $1.1 million, or 16.8%, to $5.3 million in the current quarter compared to $6.4 million in the prior year quarter. The decrease was primarily due to a decrease in effective tax rate to 22.6% in the current quarter from 35.0% in the prior year quarter partially offset by a 28.9% increase in income before income taxes. The decrease in the effective tax rate is mainly due to the Tax Cuts and Jobs Act, and an adjustment related to share based compensation deferred tax benefits.

As of June 30, 2018, the balance of unrecognized tax benefits was $863 thousand ($807 thousand net of the federal benefit of state matters), all of which, if recognized, would favorably affect the effective tax rate in any future periods. We had $562 thousand ($529 thousand net of the federal benefit of state matters) of unrecognized tax benefits as of June 30, 2017. We do not believe it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits will change by a significant amount. We record interest and penalties related to tax matters as income tax expense in the consolidated statement of income.

Our U.S. tax returns are subject to examination by federal and state taxing authorities. The IRS audits for tax years 2011 through 2014 were concluded with no adjustments to our consolidated financial statements. The 2016 and 2015 tax years are open to examination by the IRS. The years open to examination by state, local, and foreign government authorities vary by jurisdiction, but the statute of limitation is generally three years from the date the tax return is filed.

Net Income

Net income increased $6.3 million, or 53.5%, to $18.2 million during the current quarter compared to $11.9 million during the prior year quarter. The increase was primarily due to higher revenue from all products partially offset by higher loan loss provision and higher operating expenses incurred to support the loan growth in the current quarter.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO SIX MONTHS ENDED JUNE 30, 2017

Revenue and Gross Profit

Revenue increased $125.4 million, or 32.8%, to $507.6 million for the six-month period ended June 30, 2018, or current six-month period, as compared to $382.2 million for the six-month period ended June 30, 2017, or prior year six-month period. On a constant currency basis, revenue increased by $120.5 million, or 31.5%, for the current six-month period compared to the prior year six-month period. Our domestic operations contributed an increase of $103.9 million, resulting from a 45.8% increase in domestic installment loan and RPA revenue and a 33.7% increase in line of credit revenue in the current six-month period compared to the prior year six-month period primarily driven by growth in our installment and line of credit account products. Additionally, international operations of revenue increased $21.6 million (an increase of $16.6 million on a constant currency basis).

Our gross profit increased by $57.2 million to $277.6 million for the current six-month period from $220.4 million for the prior year six-month period. On a constant currency basis, gross profit increased by $51.6 million for the current six-month period compared to the prior year six-month period. Our consolidated gross profit margin decreased to 54.7% for the current six-month period, from 57.7% for the prior year six-month period. The decrease in gross profit margin was primarily driven by the strong new customer growth of our domestic and international installment loan portfolios resulting in a higher mix of new customers overall which requires higher loss provisions as new customers default at a higher rate than returning customers with a successful history of loan performance. Management expects the consolidated gross profit margin will continue to be influenced by the mix of loans to new and returning customers, the mix of lower yielding and higher yielding loan products, and loan originations.

The following tables set forth the components of revenue and gross profit, separated by product and between domestic and international for the current six-month period and the prior year six-month period (in thousands):

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Revenue by product:
Short-term loans	$103,687	$94,199	$9,488	10.1%
Line of credit accounts	157,967	118,283	39,684	33.6
Installment loans and RPAs	245,157	169,140	76,017	44.9
Total loans and finance receivables revenue	506,811	381,622	125,189	32.8
Other	788	545	243	44.6
Total revenue	$507,599	$382,167	$125,432	32.8%

Revenue by product (% to total):
Short-term loans	20.4%	24.6%
Line of credit accounts	31.1	31.0
Installment loans and RPAs	48.3	44.3
Total loans and finance receivables revenue	99.8	99.9
Other	0.2	0.1
Total revenue	100.0%	100.0%

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Domestic:
Revenue	$426,604	$322,742	$103,862	32.2%
Cost of revenue	190,319	138,042	52,277	37.9
Gross profit	$236,285	$184,700	$51,585	27.9
Gross profit margin	55.4%	57.2%	(1.8)%	(3.1)%
International:
Revenue	$80,995	$59,425	$21,570	36.3%
Cost of revenue	39,728	23,704	16,024	67.6
Gross profit	$41,267	$35,721	$5,546	15.5
Gross profit margin	51.0%	60.1%	(9.1)%	(15.1)%
Total:
Revenue	$507,599	$382,167	$125,432	32.8%
Cost of revenue	230,047	161,746	68,301	42.2
Gross profit	$277,552	$220,421	$57,131	25.9
Gross profit margin	54.7%	57.7%	(3.0)%	(5.2)%

Average Loan Origination

The average loan origination amount is calculated as the total amount of combined loans originated and renewed for the period divided by the total number of combined loans originated and renewed for the period. The following table shows the average loan origination amount by product for the current six-month period compared to the prior year six-month period:

	Six Months Ended
	June 30,
	2018	2017
Average loan origination amount (in ones) (a)
Short-term loans (b)	$469	$450
Line of credit accounts (c)	329	288
Installment loans (b)(d)	1,680	1,586
Total loans (b)(d)	$574	$502

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount increased to $574 during the current six-month period compared to $502 during the prior year six-month period.

Loans and Finance Receivables Loss Experience

The cost of revenue in the current six-month period was $230.0 million, which was composed of $230.2 million related to Company-owned loans and finance receivables offset by a $0.2 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. The cost of revenue in the prior year six-month period was $161.8 million, which was composed of $161.8 million related to Company-owned loans and finance receivables. Total charge-offs, net of recoveries, were $230.5 million and $177.6 million in the current six-month period and the prior year six-month period, respectively.

Total Expenses

Total expenses increased $25.6 million, or 17.4%, to $172.7 million in the current six-month period, compared to $147.1 million in the prior year six-month period. On a constant currency basis, total expenses increased $24.1 million, or 16.4%, for the current six-month period compared to the prior year six-month period.

Marketing expense increased to $57.1 million in the current six-month period compared to $43.0 million in the prior year six-month period. The increase was primarily due to higher direct mail costs related to our domestic products, volume from lead providers in both our domestic and international businesses and domestic television advertising.

Operations and technology expense increased to $52.7 million in the current six-month period compared to $45.3 million in the prior year six-month period, primarily due to higher personnel expenses, underwriting and transaction costs.

General and administrative expense increased $3.3 million, or 6.3%, to $55.2 million in the current six-month period compared to $51.9 million in the prior year six-month period , primarily due to higher corporate services personnel costs primarily driven by higher incentive accruals reflecting strong financial performance in the current six-month period.

Depreciation and amortization expense increased $0.8 million, or 11.8%, in the current six-month period compared to the prior year six-month period, primarily due to an increase in fixed assets driven by higher capitalized software development costs.

Interest Expense, Net

Interest expense, net increased $4.8 million, or 14.0%, to $39.0 million in the current six-month period compared to $34.2 million in the prior year six-month period. The increase was primarily due to an increase in the average amount of debt outstanding, which increased $131.1 million to $767.7 million during the current six-month period from $636.6 million during the prior year six-month period, partially offset by a slight decrease in the weighted average interest rate on our outstanding debt to 10.06% during the current six-month period from 10.72% during the prior year six-month period.

Provision for Income Taxes

Provision for income taxes decreased $0.9 million, or 7.0%, to $12.7 million in the current six-month period compared to $13.6 million in the prior year six-month period. The decrease was primarily due to a decrease in effective tax rate to 21.5% in the current six-month period from 34.6% in the prior year six-month period partially offset by a 49.4% increase in income before income taxes. The decrease in the effective tax rate is mainly due to the Tax Cuts and Jobs Act, and an adjustment related to share based compensation deferred tax benefits.

Net Income

Net income increased $20.3 million, or 79.3%, to $46.1 million during the current six-month period compared to $25.8 million during the prior year six-month period. The increase was primarily due to higher revenue from all products partially offset by higher loan loss provision and higher operating expenses incurred to support the loan growth in the current six-month period.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

Historically, we have generated significant cash flow through normal operating activities for funding both long-term and short-term needs. Our near-term liquidity is managed to ensure that adequate resources are available to fund our seasonal working capital growth, which is driven by demand for our loan and financing products, and to meet the continued growth in the demand for our near-prime installment products. On May 30, 2014, we issued and sold $500.0 million in 2021 Senior Notes. On September 1, 2017, we issued and sold $250.0 million in aggregate principal amount of 8.50% Senior Notes due 2024 (the “2024 Senior Notes”) and used the net proceeds, in part, to retire $155.0 million in 2021 Senior Notes. On January 21, 2018 we redeemed an additional $50.0 million in principal amount of the outstanding 2021 Senior Notes. On June 30, 2017, we entered into a secured revolving credit agreement (the “2017 Credit Agreement”) which replaced our previous credit agreement (the “2014 Credit Agreement”) that was terminated on June 30, 2017. On April 13, 2018, we and certain of our operating subsidiaries entered into an amendment of our 2017 Credit Agreement (the "Amended Credit Agreement"). As of July 30, 2018, our available borrowings under the Amended Credit Agreement were $11.4 million. On January 15, 2016 and December 1, 2016, we entered into the 2016‑1 and 2016‑2 Securitization Facilities, respectively, as further described below. On October 20, 2017, we amended and restated the 2016-1 Securitization Facility, as further described below. On July 23, 2018, we and several of our subsidiaries entered into a receivables funding (the “2018‑1 Facility”) with Pacific Western Bank, as lender (the “2018‑1 Lender”) as further described below. As of July 30, 2018, the outstanding balance under our securitization facilities was $195.4 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the 2017 Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer loan securitization facilities.

As of June 30, 2018, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the 2017 Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending which could be expected to generate additional liquidity.

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

The Amended Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay their loans; covenants regarding special purpose entity matters and other subjects; and default and termination provisions which provide for the acceleration of the 2017 Securitization Notes under the Amended Facility in circumstances including, but not limited to, failure to make payments when due, servicer defaults, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the receivables, and defaults under other material indebtedness. From time to time, we repurchase Receivables at our discretion or under the terms of the Amended Facility.

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

2018‑1 Facility

On July 23, 2018, we and several of our subsidiaries entered into a receivables funding (the “2018‑1 Facility”) with Pacific Western Bank, as lender (the “2018‑1 Lender”). The 2018‑1 Facility collateralizes Receivables that have been and will be originated or acquired under our NetCredit brand by several of our subsidiaries and that meet specified eligibility criteria in exchange for a revolving note. Under the 2018‑1 Facility, Receivables are sold to a wholly-owned special purpose subsidiary of ours (the “2018‑1 Debtor”) and serviced by another subsidiary of ours.

The 2018‑1 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which is required to be secured by 1.25 times the drawn amount in eligible Receivables. The 2018‑1 Facility is non-recourse to us and matures on July 22, 2023.

The 2018‑1 Facility is governed by a loan and security agreement, dated as of July 23, 2018, between the 2018‑1 Lender and the 2018‑1 Debtor. The 2018-1 Facility bears interest at a rate per annum equal to LIBOR (subject to a floor) plus an applicable margin, which rate per annum is initially 4.00%. In addition, the 2018‑1 Debtor paid certain customary upfront closing fees to the 2018‑1 Lender. Interest payments on the 2018‑1 Facility will be made monthly. The 2018‑1 Debtor shall be permitted to prepay the 2018‑1 Facility, subject to certain fees and conditions. In the event of prepayment for the purposes of securitizations, no fees shall apply. Any remaining amounts outstanding will be payable no later than July 22, 2023, the final maturity date.

All amounts due under the 2018‑1 Facility are secured by all of the 2018‑1 Debtor’s assets, which include the Receivables transferred to the 2018‑1 Debtor, related rights under the Receivables, a bank account and certain other related collateral.

The 2018‑1 Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay their loans; covenants regarding special purpose entity matters; and default and termination provisions which provide for the acceleration of the 2018‑1 Facility in circumstances including, but not limited to, failure to make payments when due, servicer defaults, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the receivables and defaults under other material indebtedness of the 2018‑1 Debtor.

2017 Credit Agreement

On June 30, 2017, we and certain of our operating subsidiaries entered into a secured revolving credit agreement with a syndicate of banks including TBK Bank, SSB (“TBK”), as Administrative Agent and Collateral Agent, Jefferies Finance LLC and TBK as Joint Lead Arrangers and Joint Lead Bookrunners, and Green Bank, N.A., as Lender. On April 13, 2018, the 2017 Credit Agreement was amended to include Pacific Western Bank, as Lender in the syndicate of lenders from the 2017 Credit Agreement.

The 2017 Credit Agreement is secured by domestic receivables. The borrowing limit in the 2017 Credit Agreement, as amended, is $75 million (an increase from $40 million) and its maturity date is May 1, 2020. We had $53.0 million of outstanding borrowings under the 2017 Credit Agreement as of June 30, 2018.

The 2017 Credit Agreement provides for a revolving credit line with interest on borrowings under the facility at prime rate plus 1.00%. In addition, the 2017 Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the line, and ranges from 0.30% per annum to 0.50% per annum depending on usage. A portion of the revolving credit facility, up to a maximum of $20 million, is available for the issuance of letters of credit. We had outstanding letters of credit under the 2017 Credit Agreement of $7.6 million as of June 30, 2018. The 2017 Credit Agreement provides for certain prepayment penalties if it is terminated on or before its first and second anniversary date, subject to certain exceptions.

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

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Six Months Ended June 30,
	2018	2017
Cash flows provided by operating activities	$295,716	$186,058
Cash flows used in investing activities
Loans and finance receivables	$(276,550)	$(164,731)
Purchases of property and equipment	(7,065)	(5,301)
Other investing activities	42	1,482
Total cash flows used in investing activities	$(283,573)	$(168,550)
Cash flows used in financing activities	$(33,599)	$(15,900)

Cash Flows from Operating Activities

Net cash provided by operating activities increased $109.7 million, or 58.9%, to $295.7 million for the current six-month period from $186.1 million for the prior year six-month period. The increase was primarily driven by a $68.3 million increase in cost of revenue, a non-cash expense, during the current six-month period, and a $20.3 million increase in net income.

Other significant changes in net cash provided by operating activities for the current six-month period compared to the prior year six-month period included cash flows from the following activities:

•	changes in current income taxes resulted in a $14.8 million increase in net cash provided by operating activities, primarily due to the federal tax rate reduction under the Tax Cut and Jobs Act;
•

changes in accounts payable and accrued expenses resulted in a $12.3 million increase in net cash provided by operating activities, primarily due to a decrease in accrued expense liabilities in the prior year six-month period;

•	changes in the loss on early extinguishment of debt resulted in a $4.7 million increase in net cash provided by operating activities;
•	changes in deferred income taxes, net resulted in an $7.6 million decrease in net cash provided by operating activities, primarily due to changes in loan loss reserves; and
•

changes in finance and service charges on loans and finance receivables resulted in a $6.4 million decrease in net cash provided by operating activities as a result of higher rate of loans and finance receivables originated or purchased compared to loans and finance receivables repaid.

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

Cash Flows from Investing Activities

Net cash used in investing activities increased $115.0 million, or 68.2%, for the current six-month period compared to the prior year six-month period. This increase was primarily due to a $111.8 million increase in net cash invested in loans and finance receivables, reflecting a $179.3 million increase in the amount of loans and finance receivables originated or acquired partially offset by an $67.5 million increase payments received from customers. Additionally, purchases of property and equipment increased $1.8 million for the current six-month period compared to the prior year six-month period.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the current six-month period primarily reflects $53.0 million in net borrowings under our 2017 Credit Agreement, $50.0 million in payments under our 2021 Senior Notes and our 2024 Senior Notes, $32.3 million in net payments under our securitization facilities, $4.3 million of proceeds from the exercise of stock options, a $3.7 million penalty paid in connection with the early payment of our 2021 Senior Notes and the $3.0 million payment of our promissory note related to a previous acquisition. Cash flows provided by financing activities for the prior year six-month period primarily reflects $13.4 million in net borrowings under our securitization facilities and $1.8 million of debt issuance costs paid in connection with the 2017 Credit Agreement.

OFF-BALANCE SHEET ARRANGEMENTS

In certain markets, we arrange for consumers to obtain consumer loan products from independent third-party lenders through our CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loan. When a customer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan received by the customer from the third-party lender if the customer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default, which generally occurs after one payment is missed. As of June 30, 2018 and 2017, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $28.7 million and $28.0 million, respectively, which were guaranteed by us. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by us of $2.1 million and $1.9 million, as of June 30, 2018 and 2017, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets. Our CSO programs are further described under the caption “Products and Services” above.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2018 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We continue to experience an increased volume of complaints about loans issued prior to changes we implemented in 2014, and the FOS has taken a very consumer friendly approach to its complaint handling process and dispute resolutions. We have been required to make significant payments to customers to resolve these complaints. We have also incurred significant costs in the form of FOS administrative fees associated with each individual complaint submitted to FOS, as well as operational costs necessary to manage the large volume of complaints. The FOS has evidenced signs of expanding its consumer focused approach through changes in the FOS’s interpretation of its complaint handling rights and obligations. We also observed the FOS interpreting FCA rules and guidance in a manner that is stricter than, and sometimes in direct conflict with, the FCA’s own interpretation of its rules and guidance. If the FOS continues to issue findings in this manner, and we are required to continue making significant payments to resolve complaints, such findings could again have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b) (in thousands)
April 1 – April 30, 2018	—	$—	—	$21,454
May 1 – May 31, 2018	562	33.90	—	21,454
June 1 – June 30, 2018	10,257	36.50	—	21,454
Total	10,819	$36.36	—	$21,454

(a)	Shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans.
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

10.1

First Amendment to Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent dated as of April 13, 2018

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

Date: August 1, 2018	ENOVA INTERNATIONAL, INC.

	By:	/s/ Steven E. Cunningham
Steven E. Cunningham
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)