Form 10-Q
period 2018-09-30
Enova International, Inc.
filed 2018-10-31
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

34,274,785 of the Registrant’s common shares, $.00001 par value, were outstanding as of October 30, 2018.

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
•

the effect of and compliance with domestic and international consumer credit, tax (including the enacted Tax Cuts and Jobs Act) and other laws and government rules and regulations applicable to our business, including changes in such laws, rules and regulations, or changes in the interpretation or enforcement thereof, and the regulatory and examination authority of the Consumer Financial Protection Bureau with respect to providers of consumer financial products and services in the United States and the Financial Conduct Authority in the United Kingdom (“U.K.”);

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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	September 30,		December 31,
	2018	2017	2017
Assets
Cash and cash equivalents	$164,122	$110,054	$68,684
Restricted cash (includes restricted cash of consolidated VIEs of $18,678, $22,161 and $21,696 as of September 30, 2018 and 2017 and December 31, 2017, respectively)	20,897	29,866	29,460
Loans and finance receivables, net (includes loans of consolidated VIEs of $319,769, $296,478 and $282,724 and allowance for losses of $28,096, $22,115 and $22,728 as of September 30, 2018 and 2017 and December 31, 2017, respectively)	838,783	637,736	704,705
Income taxes receivable	45,639	9,319	4,092
Other receivables and prepaid expenses	25,699	23,796	23,817
Property and equipment, net	48,514	46,557	48,525
Goodwill	267,013	267,015	267,015
Intangible assets, net	3,523	4,593	4,325
Other assets	12,078	10,842	8,837
Total assets	$1,426,268	$1,139,778	$1,159,460
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$76,188	$78,897	$77,123
Deferred tax liabilities, net	46,321	20,681	12,108
Long-term debt (includes long-term debt of consolidated VIEs of $226,218, $186,533 and $211,406 and debt issuance costs of $1,659, $762 and $3,271, as of September 30, 2018 and 2017 and December 31, 2017, respectively)	951,091	765,395	788,542
Total liabilities	1,073,600	864,973	877,773
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 34,764,648, 33,828,668 and 33,932,673 shares issued and 34,274,785, 33,608,611 and 33,504,555 outstanding as of September 30, 2018 and 2017 and December 31, 2017, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	44,657	26,749	29,781
Retained earnings	327,744	257,812	264,695
Accumulated other comprehensive loss	(12,468)	(7,017)	(7,086)
Treasury stock, at cost (489,863, 220,057 and 428,118 shares as of September 30, 2018 and 2017 and December 31, 2017, respectively)	(7,265)	(2,739)	(5,703)
Total stockholders' equity	352,668	274,805	281,687
Total liabilities and stockholders' equity	$1,426,268	$1,139,778	$1,159,460

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$293,879	$217,878	$801,478	$600,045
Cost of Revenue	163,763	107,341	393,810	269,087
Gross Profit	130,116	110,537	407,668	330,958
Expenses
Marketing	36,011	27,000	93,133	69,993
Operations and technology	28,260	27,163	80,993	72,512
General and administrative	24,360	25,164	79,576	77,105
Depreciation and amortization	3,688	3,533	11,363	10,396
Total Expenses	92,319	82,860	265,065	230,006
Income from Operations	37,797	27,677	142,603	100,952
Interest expense, net	(20,244)	(18,292)	(59,272)	(52,526)
Foreign currency transaction gain (loss)	27	65	(2,265)	354
Loss on early extinguishment of debt	(12,469)	(14,927)	(17,179)	(14,927)
Income (Loss) before Income Taxes	5,111	(5,477)	63,887	33,853
(Benefit from) provision for income taxes	(10,193)	(2,109)	2,460	11,496
Net Income (Loss)	$15,304	$(3,368)	$61,427	$22,357
Earnings Per Share:
Net income (loss) per common share:
Basic	$0.45	$(0.10)	$1.81	$0.67
Diluted	$0.43	$(0.10)	$1.75	$0.66
Weighted average common shares outstanding:
Basic	34,168	33,670	33,938	33,533
Diluted	35,665	33,670	35,200	34,119

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Income (Loss)	$15,304	$(3,368)	$61,427	$22,357
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain(1)	(1,563)	2,052	(3,760)	4,561
Reclassification of certain deferred tax effects	—	—	(1,622)	—
Total other comprehensive (loss) gain, net of tax	(1,563)	2,052	(5,382)	4,561
Comprehensive Income (Loss)	$13,741	$(1,316)	$56,045	$26,918

(1)

Net of tax benefit (provision) of $456 and $(1,161) for the three months ended September 30, 2018 and 2017, respectively and $766 and $(2,578) for the nine months ended September 30, 2018 and 2017, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2016	33,365	$—	$18,446	$235,455	$(11,578)	(71)	$(624)	$241,699
Stock-based compensation expense	—	—	8,303	—	—	—	—	8,303
Shares issued under stock-based plans	464	—	—	—	—	—	—	—
Net income	—	—	—	22,357	—	—	—	22,357
Foreign currency translation gain, net of tax	—	—	—	—	4,561	—	—	4,561
Purchases of treasury shares, at cost	—	—	—	—	—	(149)	(2,115)	(2,115)
Balance at September 30, 2017	33,829	$—	$26,749	$257,812	$(7,017)	(220)	$(2,739)	$274,805

Balance at December 31, 2017	33,933	$—	$29,781	$264,695	$(7,086)	(428)	$(5,703)	$281,687
Stock-based compensation expense	—	—	8,149	—	—	—	—	8,149
Shares issued under stock-based plans	832	—	6,727	—	—	—	—	6,727
Net income	—	—	—	61,427	—	—	—	61,427
Foreign currency translation loss, net of tax	—	—	—	—	(3,760)	—	—	(3,760)
Purchases of treasury shares, at cost	—	—	—	—	—	(62)	(1,562)	(1,562)
Reclassification of certain deferred tax effects	—	—	—	1,622	(1,622)	—	—	—
Balance at September 30, 2018	34,765	$—	$44,657	$327,744	$(12,468)	(490)	$(7,265)	$352,668

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities
Net Income	$61,427	$22,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,363	10,396
Amortization of deferred loan costs and debt discount	4,526	4,515
Cost of revenue	393,810	269,087
Stock-based compensation expense	8,149	8,303
Loss on early extinguishment of debt	17,179	14,927
Deferred income taxes, net	34,894	3,802
Other	55	—
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(24,465)	(10,232)
Other receivables and prepaid expenses	(2,285)	(3,290)
Accounts payable and accrued expenses	5,054	1,033
Current income taxes	(41,547)	(9,601)
Net cash provided by operating activities	468,160	311,297
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(1,277,958)	(998,333)
Loans and finance receivables repaid	772,020	672,474
Purchases of property and equipment	(11,303)	(10,804)
Other investing activities	93	1,798
Net cash used in investing activities	(517,148)	(334,865)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	109,000	30,000
Repayments under revolving line of credit	(109,000)	(30,000)
Borrowings under securitization facilities	162,413	137,200
Repayments under securitization facilities	(147,601)	(116,085)
Issuance of senior notes	375,000	250,000
Repayments of senior notes	(228,514)	(155,000)
Debt issuance costs paid	(9,156)	(9,564)
Debt prepayment penalty paid	(13,073)	(11,335)
Payment of promissory note	(3,000)	—
Proceeds from exercise of stock options	6,727	—
Treasury shares purchased	(1,562)	(2,115)
Net cash provided by financing activities	141,234	93,101
Effect of exchange rates on cash, cash equivalents and restricted cash	(5,371)	4,147
Net increase in cash, cash equivalents and restricted cash	86,875	73,680
Cash, cash equivalents and restricted cash at beginning of year	98,144	66,240
Cash, cash equivalents and restricted cash at end of period	$185,019	$139,920

Supplemental Disclosures
Loans and finance receivables renewed	$282,486	$234,258

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

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

The consolidated financial statements presented as of September 30, 2018 and 2017 and for the three and nine-month periods ended September 30, 2018 and 2017 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. Operating results for the three and nine-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet (in thousands):

	September 30,
	2018	2017
Cash and cash equivalents	$164,122	$110,054
Restricted cash	20,897	29,866
Total cash, cash equivalents and restricted cash	$185,019	$139,920

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

Reclassification of Accumulated Other Comprehensive Income to Net Income

In May 2009 and October 2009, the Company began providing services in Australia and Canada under the brand name DollarsDirect. Due to the small size of the Australian and Canadian markets and our limited operations there, we decided to exit those markets in 2016 and reallocate our resources to our other existing businesses. As a result, we stopped originating loans in those countries and have wound down our loan portfolios. During the quarter ended March 31, 2018, the Company continued the liquidation process of the legal entities related to Australia and Canada and recorded a $2.3 million loss to “Foreign currency transaction gain (loss)” in the consolidated statements of income to recognize the cumulative translation adjustment balance that had been previously recorded to “Accumulated other comprehensive loss” on the consolidated balance sheets.

Adopted Accounting Standards

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”) which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate under the Tax Cuts and Jobs Act. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate. ASU 2018-02 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018 with early adoption in any interim period permitted. The Company adopted this ASU in the first quarter of 2018 and, as a result, reclassified $1.6 million of accumulated other comprehensive income to retained earnings. The amount of the reclassification is reported as “Reclassification of certain deferred tax effects” on the consolidated statements of comprehensive income and the consolidated statements of stockholders’ equity.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”). ASU 2016-18 clarifies certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2016-18 as of January 1, 2018. The adoption of ASU 2016-18 resulted in a $3.0 million decrease in net cash used in investing activities and a $0.5 million increase in the effect of exchange rates on cash for the nine months ended September 30, 2017.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016‑01”), which requires that equity investments, except for those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value, with subsequent changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 also impacts the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted ASU 2016-01 as of January 1, 2018. The adoption of ASU 2016‑01 did not have a material effect on the Company’s consolidated financial statements.

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

Accounting Standards to be Adopted in Future Periods

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancellable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The effective date of this pronouncement is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The standard can be adopted either using the prospective or retrospective transition approach. The Company does not expect that the adoption of ASU 2018-15 will have a material effect on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessee recognition on the balance sheet of a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statement of cash flows. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides targeted improvements to ASU 2016-02 by providing an additional optional transition method and a lessor practical expedient for lease and nonlease components. ASU 2016-02 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. Upon adoption of ASU 2016-02 in the quarter ending March 31, 2019, the Company will use the optional transition method permitted by ASU 2018-11. The Company expects to report higher assets and liabilities as a result of including additional leases on the consolidated balance sheet. The Company does not expect the adoption of ASU 2016-02 to have a material impact on the consolidated statements of income or the consolidated statements of stockholders' equity.

2.	Acquisitions

On June 23, 2015, the Company completed the purchase of certain assets of a company operating as The Business Backer, LLC, which purchases discounted future accounts receivables from small businesses in the United States through RPAs, which provide working capital for small businesses. The total consideration of $26.4 million was comprised of $17.7 million in cash at closing, a $3.0 million promissory note (included in “Accounts payable and accrued expenses” in the consolidated balance sheets) and estimated contingent consideration of $5.7 million based on future earn-out opportunities. The promissory note and all accrued but unpaid interest was paid on June 22, 2018. The contingent purchase consideration was recorded at its estimated fair value at the date of acquisition based upon the Company’s assessment of the probable earnings attributable to the business as defined in the purchase agreement. To the extent operating results exceeded the Company’s estimate, additional contingent consideration would have been due, however the total consideration paid could not exceed $71 million. The contingent purchase consideration was revalued each reporting period with changes in fair value of the contingent consideration obligations recognized as a gain or loss on fair value remeasurement in our consolidated statements of income. The fair value of the contingent purchase consideration was remeasured as of December 31, 2016 and a gain from the fair value remeasurement of $3.3 million was recognized. Based on future expected

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

earnings, the Company did not expect to pay any additional contingent consideration and recorded an adjustment to write-off the remaining liability in 2017. As of September 30, 2018 the Company had not made and was no longer potentially liable for any contingent payments related to this acquisition.

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

3.	Loans and Finance Receivables, Credit Quality Information and Allowances and Liabilities for Estimated Losses on Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three and nine months ended September 30, 2018 and 2017 was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Short-term loans	$57,851	$49,875	$161,538	$144,074
Line of credit accounts	98,666	68,889	256,633	187,172
Installment loans and RPAs	137,107	98,929	382,264	268,069
Total loans and finance receivables revenue	293,624	217,693	800,435	599,315
Other	255	185	1,043	730
Total revenue	$293,879	$217,878	$801,478	$600,045

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The components of Company-owned loans and finance receivables at September 30, 2018 and 2017 and December 31, 2017 were as follows (dollars in thousands):

	As of September 30, 2018
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$46,679	$203,960	$638,910	$889,549
Delinquent receivables:
Delinquent payment amounts(1)	—	10,270	2,531	12,801
Receivables on non-accrual status	31,829	2,394	53,795	88,018
Total delinquent receivables	31,829	12,664	56,326	100,819
Total loans and finance receivables, gross	78,508	216,624	695,236	990,368
Less: Allowance for losses	(23,004)	(41,478)	(87,103)	(151,585)
Loans and finance receivables, net	$55,504	$175,146	$608,133	$838,783

	As of September 30, 2017
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$40,588	$146,891	$480,522	$668,001
Delinquent receivables:
Delinquent payment amounts(1)	—	5,913	3,382	9,295
Receivables on non-accrual status	27,131	1,885	36,484	65,500
Total delinquent receivables	27,131	7,798	39,866	74,795
Total loans and finance receivables, gross	67,719	154,689	520,388	742,796
Less: Allowance for losses	(19,161)	(26,810)	(59,089)	(105,060)
Loans and finance receivables, net	$48,558	$127,879	$461,299	$637,736

	As of December 31, 2017
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$45,552	$161,070	$537,634	$744,256
Delinquent receivables:
Delinquent payment amounts(1)	—	7,696	3,635	11,331
Receivables on non-accrual status	28,120	1,302	42,740	72,162
Total delinquent receivables	28,120	8,998	46,375	83,493
Total loans and finance receivables, gross	73,672	170,068	584,009	827,749
Less: Allowance for losses	(19,917)	(31,148)	(71,979)	(123,044)
Loans and finance receivables, net	$53,755	$138,920	$512,030	$704,705

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in the allowance for losses for the Company-owned loans and finance receivables and the liability for losses on the Company’s guarantees of third-party lender-owned loans during the three and nine months ended September 30, 2018 and 2017 were as follows (dollars in thousands):

	Three Months Ended September 30, 2018
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$18,861	$31,050	$71,873	$121,784
Cost of revenue	26,080	46,749	90,782	163,611
Charge-offs	(27,906)	(40,010)	(90,090)	(158,006)
Recoveries	6,071	3,689	14,829	24,589
Effect of foreign currency translation	(102)	—	(291)	(393)
Balance at end of period	$23,004	$41,478	$87,103	$151,585
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,883	$—	$209	$2,092
Increase in liability	94	—	58	152
Balance at end of period	$1,977	$—	$267	$2,244

	Three Months Ended September 30, 2017
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$15,688	$22,847	$45,304	$83,839
Cost of revenue	23,724	23,439	60,102	107,265
Charge-offs	(25,521)	(22,708)	(57,228)	(105,457)
Recoveries	5,082	3,232	10,630	18,944
Effect of foreign currency translation	188	—	281	469
Balance at end of period	$19,161	$26,810	$59,089	$105,060
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,761	$—	$180	$1,941
Increase (decrease) in liability	125	—	(49)	76
Balance at end of period	$1,886	$—	$131	$2,017

	Nine Months Ended September 30, 2018
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$19,917	$31,148	$71,979	$123,044
Cost of revenue	67,011	103,343	223,470	393,824
Charge-offs	(82,006)	(103,371)	(251,040)	(436,417)
Recoveries	18,332	10,358	43,820	72,510
Effect of foreign currency translation	(250)	—	(1,126)	(1,376)
Balance at end of period	$23,004	$41,478	$87,103	$151,585
Liability for third-party lender-owned loans:
Balance at beginning of period	$2,105	$—	$153	$2,258
(Decrease) increase in liability	(128)	—	114	(14)
Balance at end of period	$1,977	$—	$267	$2,244

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2017
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$17,770	$26,594	$54,581	$98,945
Cost of revenue	55,865	63,138	150,063	269,066
Charge-offs	(70,962)	(73,252)	(177,002)	(321,216)
Recoveries	16,009	10,330	30,782	57,121
Effect of foreign currency translation	479	—	665	1,144
Balance at end of period	$19,161	$26,810	$59,089	$105,060
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,716	$—	$280	$1,996
Increase (decrease) in liability	170	—	(149)	21
Balance at end of period	$1,886	$—	$131	$2,017

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of September 30, 2018 and 2017 and December 31, 2017, the amount of consumer loans guaranteed by the Company was $30.1 million, $28.9 million and $34.1 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $2.2 million, $2.0 million and $2.3 million, as of September 30, 2018 and 2017 and December 31, 2017, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

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

The Company records an investment in the preferred stock of a privately-held developing financial services entity under the cost method. The carrying value of the Company’s investment in this unconsolidated investee was $6.7 million as of September 30, 2018 and 2017 and December 31, 2017, and was held in “Other assets” in the Company’s consolidated balance sheets. The Company evaluates this investment for impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of the investment below carrying value. Based on the Company’s evaluation of this investment at September 30, 2018, the Company determined that an impairment loss was not probable at that date.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	Long-term debt

The Company’s long-term debt instruments and balances outstanding as of September 30, 2018 and 2017 and December 31, 2017 were as follows (dollars in thousands):

	September 30,		December 31,
	2018	2017	2017

Securitization notes	$226,218	$186,533	$211,406
9.75% senior notes due 2021	115,821	342,407	342,558
8.50% senior notes due 2024	250,000	250,000	250,000
8.50% senior notes due 2025	375,000	—	—
Subtotal	967,039	778,940	803,964
Less: Long-term debt issuance costs	(15,948)	(13,545)	(15,422)
Total long-term debt	$951,091	$765,395	$788,542

8.50% Senior Unsecured Notes Due 2025

On September 19, 2018, the Company issued and sold $375.0 million in aggregate principal amount of 8.50% Senior Notes due 2025 (the “2025 Senior Notes”). The 2025 Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States pursuant to Regulation S under the Securities Act. The 2025 Senior Notes bear interest at a rate of 8.50% annually on the principal amount payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019. The 2025 Senior Notes were sold at a price of 100%. The 2025 Senior Notes will mature on September 15, 2025. The 2025 Senior Notes are unsecured debt obligations of the Company, and are unconditionally guaranteed by certain of the Company’s domestic subsidiaries.

The 2025 Senior Notes are redeemable at the Company’s option, in whole or in part, (i) at any time prior to September 15, 2021 at 100% of the aggregate principal amount of 2025 Senior Notes redeemed plus the applicable “make whole” premium specified in the indenture that governs the Company’s 2025 Notes (the “2025 Senior Notes Indenture”), plus accrued and unpaid interest, if any, to the redemption date and (ii) at any time on or after September 15, 2021 at the premium, if any, specified in the 2025 Senior Notes Indenture that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to September 15, 2021, at its option, the Company may redeem up to 40% of the aggregate principal amount of the 2025 Senior Notes at a redemption price of 108.5% of the aggregate principal amount of 2025 Senior Notes redeemed, plus accrued and unpaid interest, if any, to the redemption date, with the proceeds of certain equity offerings as described in the 2025 Senior Notes Indenture.

The 2025 Senior Notes and the related guarantees have not been and will not be registered under the Securities Act, or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities or blue sky laws and foreign securities laws.

The Company used a portion of the net proceeds of the 2025 Senior Notes offering to retire $178.5 million of the remaining outstanding 9.75% senior notes due 2021 (the “2021 Senior Notes) through a cash tender offer, to pay the related accrued interest, premiums, fees and expenses associated therewith and for general corporate purposes, which may include working capital and future repurchases of its outstanding debt securities. In October 2018, the Company used a portion of the remaining net proceeds of the 2025 Senior Notes to redeem the remaining $116.5 million principal balance of the 2021 Senior Notes.

As of September 30, 2018, the carrying amount of the 2025 Senior Notes was $368.4 million, which includes unamortized issuance costs of $6.6 million. The issuance costs are being amortized to interest expense over a period of seven years, through the maturity date of September 15, 2025. The total interest expense recognized for the nine months ended September 30, 2018 was $1.1 million, of which less than $0.1 million represented the non-cash amortization of the issuance costs.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 1, 2024. The 2024 Senior Notes are unsecured debt obligations of the Company, and are unconditionally guaranteed by certain of the Company’s domestic subsidiaries.

The 2024 Senior Notes are redeemable at the Company’s option, in whole or in part, (i) at any time prior to September 1, 2020 at 100% of the aggregate principal amount of 2024 Senior Notes redeemed plus the applicable “make whole” premium specified in the indenture that governs the Company’s 2024 Notes (the “2024 Senior Notes Indenture”), plus accrued and unpaid interest, if any, to the redemption date and (ii) at any time on or after September 1, 2020 at the premium, if any, specified in the 2024 Senior Notes Indenture that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to September 1, 2020, at its option, the Company may redeem up to 40% of the aggregate principal amount of the 2024 Senior Notes at a redemption price of 108.5% of the aggregate principal amount of 2024 Senior Notes redeemed, plus accrued and unpaid interest, if any, to the redemption date, with the proceeds of certain equity offerings as described in the 2024 Senior Notes Indenture.

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

As of September 30, 2018 and 2017 and December 31, 2017, the carrying amount of the 2024 Senior Notes was $243.6 million, $242.5 million and $242.8 million, respectively, which includes unamortized issuance costs of $6.4 million, $7.5 million and $7.2 million, respectively. The issuance costs are being amortized to interest expense over a period of seven years, through the maturity date of September 1, 2024. The total interest expense recognized for the nine months ended September 30, 2018 and 2017 was $16.7 million and $1.9 million, respectively, of which $0.8 million and $0.1 million, respectively, represented the non-cash amortization of the issuance costs.

Consumer Loan Securitization

2018-1 Facility

On July 23, 2018, the Company and several of its subsidiaries entered into a receivables funding (the “2018‑1 Facility”) with Pacific Western Bank, as lender (the “2018‑1 Lender”). The 2018‑1 Facility collateralizes unsecured consumer installment loans (“Receivables”) that have been and will be originated or acquired under the Company’s NetCredit brand by several of the Company’s subsidiaries and that meet specified eligibility criteria in exchange for a revolving note. Under the 2018‑1 Facility, Receivables are sold to a wholly-owned special purpose subsidiary of the Company (the “2018‑1 Debtor”) and serviced by another subsidiary of the Company.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2018, the carrying amount of the 2018‑1 Facility was $46.6 million. In connection with the issuance of the 2018‑1 Facility, the Company incurred debt issuance costs of approximately $1.4 million. The unamortized balance of these costs as of September 30, 2018 is included in “Other assets” in the consolidated balance sheets. These costs are being amortized to interest expense over a period of 60 months, the term of the 2018‑1 Facility. The total interest expense recognized was $0.5 million for the nine months ended September 30, 2018, of which $0.1 million represented the non-cash amortization of the issuance costs.

2016-1 Facility

On January 15, 2016, the Company and certain of its subsidiaries entered into a receivables securitization (as amended, the “2016-1 Securitization Facility”) with certain purchasers, Jefferies Funding LLC, as administrative agent (the “Administrative Agent”), and Bankers Trust Company, as indenture trustee and securities intermediary (the “Indenture Trustee”). The 2016-1 Securitization Facility securitizes Receivables that have been, or will be, originated or acquired under the Company’s NetCredit brand by several of the Company’s subsidiaries and that meet specified eligibility criteria. Under the 2016-1 Securitization Facility, Receivables are sold to EFR 2016-1, LLC, a wholly-owned special purpose subsidiary (the “Issuer”), and serviced by another subsidiary. The 2016-1 Securitization Facility was amended on July 26, 2016, August 17, 2016, September 12, 2016, October 20, 2016, November 14, 2016 and December 14, 2016. The 2016-1 Securitization Facility, as amended, provided for a maximum principal amount of $275 million, variable funding notes maximum principal amount of $30 million per month and a revolving period of the facility ending in October 2017.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

As of September 30, 2018 and 2017 and December 31, 2017, the carrying amount of the Amended Facility or 2016-1 Securitization Facility was $162.9 million, $173.7 million and $193.0 million, respectively, which included unamortized issuance costs of $1.7 million, $0.8 million and $3.3 million, respectively. The issuance costs related to the Amended Facility are being amortized to interest expense over a period of three years. The total interest expense recognized related to the Amended Facility and the 2016-1 Securitization facility was $14.5 million, of which $1.6 million represented the non-cash amortization of the issuance costs, and $11.4 million, of which $1.1 million represented the non-cash amortization of the issuance costs for the nine months ended September 30, 2018 and 2017, respectively.

2016-2 Facility

On December 1, 2016, the Company and certain of its subsidiaries entered into a receivables securitization (the “2016‑2 Facility”) with Redpoint Capital Asset Funding, LLC, as lender (the “Lender”). The 2016‑2 Facility securitizes Receivables that have been and will be originated or acquired under the Company’s NetCredit brand by several of the Company’s subsidiaries and that meet specified eligibility criteria, including that the annual percentage rate for each securitized consumer loan is greater than or equal to 90%. Under the 2016‑2 Facility, Receivables are sold to a wholly-owned special purpose subsidiary of the Company (the “Debtor”) and serviced by another subsidiary of the Company.

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

All amounts due under the 2016‑2 Facility are secured by all of the Debtor’s assets, which include the Receivables transferred to the Debtor, related rights under the Receivables, a bank account and certain other related collateral.

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

As of September 30, 2018 and 2017 and December 31, 2017, the carrying amount of the 2016‑2 Facility was $15.1 million, $12.1 million and $15.1 million, respectively. In connection with the issuance of the 2016‑2 Facility, the Company incurred debt issuance costs of approximately $0.2 million. The unamortized balance of these costs as of September 30, 2018 is included in “Other assets” in the consolidated balance sheets. These costs are being amortized to interest expense over a period of 36 months, the term of the 2016‑2 Facility. The total interest expense recognized was $1.7 million and $1.4 million for the nine months ended September 30, 2018 and 2017, respectively, of which $0.1 million represented the non-cash amortization of the issuance costs for each of the nine months ended September 30, 2018 and 2017.

Revolving Credit Facility

On June 30, 2017, the Company and certain of its operating subsidiaries entered into a secured revolving credit agreement with a syndicate of banks including TBK Bank, SSB (“TBK”), as administrative agent and collateral agent, Jefferies Finance LLC and TBK as Joint Lead Arrangers and joint lead bookrunners, and Green Bank, N.A., as lender (as amended the “2017 Credit Agreement”). On

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

April 13, 2018, the 2017 Credit Agreement was amended to include Pacific Western Bank, as lender in the syndicate of lenders from the 2017 Credit Agreement.

The 2017 Credit Agreement is secured by domestic receivables. The borrowing limit in the 2017 Credit Agreement is $75 million (an increase from $40 million) and its maturity date is May 1, 2020. The Company had no outstanding borrowings under the 2017 Credit Agreement as of September 30, 2018 and 2017 and December 31, 2017.

The 2017 Credit Agreement provides for a revolving credit line with interest on borrowings under the facility at prime rate plus 1.00%. In addition, the 2017 Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the line, and ranges from 0.30% per annum to 0.50% per annum depending on usage. A portion of the revolving credit facility, up to a maximum of $20 million, is available for the issuance of letters of credit. The Company had outstanding letters of credit under the 2017 Credit Agreement of $3.6 million, $8.0 million and $8.0 million as of September 30, 2018 and 2017 and December 31, 2017, respectively. The 2017 Credit Agreement provides for certain prepayment penalties if it is terminated on or before its first and second anniversary date, subject to certain exceptions.

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

In connection with the issuance and amendment of the 2017 Credit Agreement the Company incurred debt issuance costs of approximately $2.5 million, which primarily consisted of underwriting fees and legal expenses. The unamortized balance of these costs as of September 30, 2018 is included in “Other assets” in the consolidated balance sheets. These costs are being amortized to interest expense over a period of 34 months, the term of the 2017 Credit Agreement.

9.75% Senior Unsecured Notes Due 2021

On May 30, 2014, the Company issued and sold $500.0 million in aggregate principal amount of 9.75% Senior Notes due 2021. The 2021 Senior Notes bear interest at a rate of 9.75% annually on the principal amount payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2014. The 2021 Senior Notes were sold at a discount of the principal amount to yield 10.0% to maturity and will mature on June 1, 2021.

During the nine months ended September 30, 2018, the Company repurchased $228.5 million principal amount of the 2021 Senior Notes for aggregate cash consideration of $241.6 million plus accrued interest. In connection with these purchases, the Company recorded a loss on extinguishment of debt of approximately $17.2 million ($13.6 million net of tax), which is included in “Loss on early extinguishment of debt” in the consolidated statements of income. In September 2018, the Company issued a conditional full notice of redemption (the “Redemption Notice”) to redeem the remaining $116.5 million of 2021 Senior Notes principal outstanding. The Company paid the remaining balance in October 2018 (see Note 16 for additional information).

As of September 30, 2018 and 2017 and December 31, 2017, the carrying amount of the 2021 Senior Notes was $114.5 million, $337.1 million and $337.6 million, respectively, which included an unamortized discount of $0.7 million, $2.6 million and $2.4 million, respectively, and unamortized issuance costs of $1.3 million, $5.3 million and $4.9 million, respectively. The discount and issuance costs are being amortized to interest expense over a period of seven years, through the maturity date of June 1, 2021. The total interest expense recognized for the nine months ended September 30, 2018 and 2017 was $22.6 million and $38.0 million, respectively, of which $0.4 million and $0.6 million, respectively represented the non-cash amortization of the discount and $0.9 million and $1.5 million, respectively, represented the non-cash amortization of the issuance costs.

Weighted-average interest rates on long-term debt were 9.80% and 10.58% during the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018 and 2017 and December 31, 2017, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreement(s).

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.	Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2018, decreased to 3.9% from 34.0% for the nine months ended September 30, 2017. The decrease was attributable to the estimated tax effects of optimizing the timing of certain income tax deductions for prior year loan and fixed asset related deferred tax items, coupled with the overall decrease in the federal tax rate from 35% to 21% resulting from the Tax Cuts and Jobs Act, which was enacted into law on December 22, 2017.

With respect to the estimated tax effects related to the timing of certain prior year tax deductions mentioned above, an increase in unrecognized tax benefits was recorded in the current quarter. As of September 30, 2018, the balance of unrecognized tax benefits was $13.9 million ($13.8 million net of the federal benefit of state matters), all of which, if recognized, would favorably affect the effective tax rate in any future periods. The Company had $0.6 million ($0.6 million net of the federal benefit of state matters) of unrecognized tax benefits as of September 30, 2017. The Company believes it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits will change by a significant amount. The Company records interest and penalties related to tax matters as income tax expense in the consolidated statement of income.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

	2017		2018
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Balance, beginning of period	$562	$631	$727	$812	$863
Increases related to prior year tax positions	67	—	—	—	12,956
Decreases related to prior year tax positions	(11)	—	—	—	(2)
Increases related to current year tax positions	13	96	85	51	38
Balance, end of period	$631	$727	$812	$863	$13,855

The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. The Internal Revenue Service (the ”IRS”) audits for tax years 2011 through 2014 were concluded with no adjustments to the Company’s consolidated financial statements. The 2017, 2016 and 2015 tax years are open to examination by the IRS. The years open to examination by state, local, and foreign government authorities vary by jurisdiction, but the statute of limitation is generally three years from the date the tax return is filed.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	Accumulated Other Comprehensive Loss

There were no amounts reclassified out of accumulated other comprehensive loss, net of tax for the three months ended September 30, 2018 and 2017.

The following table sets forth the components of accumulated other comprehensive loss, net of tax for the nine months ended September 30, 2018 and 2017 (in thousands):

	Foreign
	currency
	translation
	gain (loss)	Total
Balance at December 31, 2016	$(11,578)	$(11,578)
Other comprehensive income, before reclassifications and tax	7,139	7,139
Tax impact	(2,578)	(2,578)
Balance at September 30, 2017	$(7,017)	$(7,017)

Balance at December 31, 2017	$(7,086)	$(7,086)
Other comprehensive loss, before reclassifications and tax	(6,869)	(6,869)
Tax impact	1,547	1,547
Australia and Canada liquidation (1)	2,343	2,343
Tax impact	(781)	(781)
Reclassification of certain deferred tax effects (2)	(1,622)	(1,622)
Balance at September 30, 2018	$(12,468)	$(12,468)

(1)

Amount reclassified from accumulated other comprehensive loss represents the realization of foreign currency translation losses on the Company’s Australia and Canada businesses for the nine months ended September 30, 2018. These amounts were recorded in “Foreign currency transaction gain (loss)” on the consolidated statements of income. See Note 1 for additional information.

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

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$15,304	$(3,368)	$61,427	$22,357
Denominator:
Total weighted average basic shares	34,168	33,670	33,938	33,533
Shares applicable to stock-based compensation	1,497	—	1,262	586
Total weighted average diluted shares	35,665	33,670	35,200	34,119
Earnings per share:
Net income (loss) per share – basic	$0.45	$(0.10)	$1.81	$0.67
Net income (loss) per share – diluted	$0.43	$(0.10)	$1.75	$0.66

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended September 30, 2018, 18,213 shares of common stock underlying stock options and 3,558 shares of common stock underlying restricted stock units were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. For the three months ended September 30, 2017, 2,138,180 shares of common stock underlying stock options and 1,592,937 shares of common stock underlying restricted stock units were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. For the nine months ended September 30, 2018 and 2017, 403,319 and 1,552,045 shares of common stock underlying stock options, respectively, and 100,698 and 242,677 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

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

The following tables present information on the Company’s domestic, international operations and corporate services as of and for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue
Domestic	$251,054	$181,584	$677,658	$504,326
International	42,825	36,294	123,820	95,719
Total revenue	$293,879	$217,878	$801,478	$600,045

Income from operations
Domestic	$63,409	$55,767	$223,351	$176,402
International	513	(1,983)	3,301	3,939
Corporate services	(26,125)	(26,107)	(84,049)	(79,389)
Total income from operations	$37,797	$27,677	$142,603	$100,952

Depreciation and amortization
Domestic	$1,800	$1,634	$5,555	$4,692
International	358	396	1,101	1,136
Corporate services	1,530	1,503	4,707	4,568
Total depreciation and amortization	$3,688	$3,533	$11,363	$10,396

Expenditures for property and equipment
Domestic	$1,927	$2,231	$6,131	$4,271
International	1,186	1,281	3,140	3,401
Corporate services	1,125	1,991	2,032	3,132
Total expenditures for property and equipment	$4,238	$5,503	$11,303	$10,804

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30,
	2018	2017
Property and equipment, net
Domestic	$19,360	$22,541
International	9,056	7,106
Corporate services	20,098	16,910
Total property and equipment, net	$48,514	$46,557

Assets
Domestic	$1,079,652	$899,495
International	138,217	126,583
Corporate services	208,399	113,700
Total assets	$1,426,268	$1,139,778

Geographic Information

The following table presents the Company’s revenue by geographic region for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue
United States	$251,054	$181,584	$677,658	$504,326
United Kingdom	36,564	30,679	105,563	82,528
Other international countries	6,261	5,615	18,257	13,191
Total revenue	$293,879	$217,878	$801,478	$600,045

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $48.5 million and $46.6 million at September 30, 2018 and 2017, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Company has periodically used forward currency exchange contracts to minimize the effects of foreign currency risk in the United Kingdom and Brazil. The forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction gain (loss)” in the Company’s consolidated statements of income. As of September 30, 2018, the Company did not manage its exposure to risk from foreign currency exchange rate fluctuations through the use of forward currency exchange contracts in the United Kingdom or Brazil.

The Company had no outstanding derivative instruments as of September 30, 2018 and 2017.

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

The following table presents information on the effect of derivative instruments on the consolidated results of operations and accumulated other comprehensive income (“AOCI”) for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

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

An officer of the Company, who resigned effective July 1, 2018, had an ongoing ownership interest in the small business from which the Company acquired certain assets and assumed certain liabilities in June 2015 (see Note 2 for additional information). Pursuant to the acquisition, a subsidiary of the Company issued a promissory note to the small business in the amount of $3.0 million (the “Promissory Note”) and granted the company an opportunity to earn certain contingent purchase consideration (see Note 2 for additional information), both of which were guaranteed by the Company. The Promissory Note accrued interest at a rate of 4.0% per annum and the total outstanding principal and accrued interest of $3.4 million was paid on June 22, 2018. During the nine months ended September 30, 2018 and 2017, the Company incurred interest expense of $62 thousand and $95 thousand, respectively, related to the Promissory Note. In addition, as a condition precedent to the acquisition, a subsidiary of the Company executed a Transition Services Agreement with the small business from which the Company acquired certain assets whereby it agreed to provide certain transition services to the business for three years following the acquisition. During the nine months ended September 30, 2018 and 2017, the Company was paid $20 thousand and $24 thousand, respectively, for such services.

In October 2017, the Company entered into an agreement for direct mail production and fulfillment services with a marketing services company where David Fisher, the Company’s Chief Executive Officer and Chairman of the Board, also serves as a member of the marketing services company’s board of directors. During the nine months ended September 30, 2018, the Company paid $6.8 million to the agency. As of September 30, 2018, the Company owed the agency $1.4 million related to services provided.

13.	Variable Interest Entities

As part of the Company’s overall funding strategy and as part of its efforts to support its liquidity from sources other than its traditional capital market sources, the Company has established a securitization program through the 2016-1, 2016-2 and 2018-1 Securitization Facilities. The Company transferred certain consumer loan receivables to wholly owned, bankruptcy-remote special purpose subsidiaries (VIEs), which issue term notes backed by the underlying consumer loan receivables and are serviced by another wholly owned subsidiary.

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

The Company parenthetically discloses on its consolidated balance sheets the VIEs’ assets that can only be used to settle the VIEs’ obligations and the VIE liabilities if the VIEs’ creditors have no recourse against the Company’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with the Company’s securitization entities were as follows (dollars in thousands):

	September 30,		December 31,
	2018	2017	2017
Assets
Cash and cash equivalents	$120	$—	$—
Restricted cash	18,678	22,161	21,696
Loans and finance receivables, net	291,673	274,363	259,996
Other receivables and prepaid expenses	2,381	—	—
Other assets	2,228	2,056	178
Total assets	$315,080	$298,580	$281,870
Liabilities
Accounts payable and accrued expenses	$2,514	$1,793	$1,671
Long-term debt	224,559	185,771	208,135
Total liabilities	$227,073	$187,564	$209,806

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

14.	Fair Value Measurements

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

During the nine months ended September 30, 2018 and 2017, there were no transfers of assets or liabilities in or out of Level 1, Level 2 or Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2018 and 2017 and December 31, 2017 are as follows (dollars in thousands):

	September 30,	Fair Value Measurements Using
	2018	Level 1	Level 2	Level 3
Financial assets (liabilities):
Non-qualified savings plan assets(1)	$2,214	$2,214	$—	$—
Total	$2,214	$2,214	$—	$—

	September 30,	Fair Value Measurements Using
	2017	Level 1	Level 2	Level 3
Financial assets (liabilities):
Non-qualified savings plan assets(1)	$1,443	$1,443	$—	$—
Contingent consideration	(2,358)	—	—	(2,358)
Total	$(915)	$1,443	$—	$(2,358)

	December 31,	Fair Value Measurements Using
	2017	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$(55)	$—	$(55)	$—
Non-qualified savings plan assets(1)	1,460	1,460	—	—
Total	$1,405	$1,460	$(55)	$—

(1)

The non-qualified savings plan assets are included in “Other receivables and prepaid expenses” in the Company’s consolidated balance sheets and have an offsetting liability of equal amount, which is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.

The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This analysis reflects the contractual terms of the purchase agreement and utilizes assumptions with regard to future earnings, probabilities of achieving such future earnings, the timing of expected payments and a discount rate. Significant increases with respect to assumptions as to future earnings and probabilities of achieving such future earnings would result in a higher fair value measurement while an increase in the discount rate would result in a lower fair value measurement. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. Based on future expected earnings, the Company did not expect to pay any additional contingent consideration and recorded an adjustment to write-off the remaining liability in 2017. As of September 30, 2018 the Company had not made and was no longer potentially liable for any contingent payments related to this acquisition.

The changes in the fair value of the contingent consideration, which is a Level 3 liability measured at fair value on a recurring basis, are summarized in the table below for the nine months ended September 30, 2017 (dollars in thousands):

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Contingent consideration	Total
Balance at December 31, 2016	$2,358	$2,358
Adjustments	—	—
Balance at September 30, 2017	$2,358	$2,358

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At September 30, 2018 and 2017 and December 31, 2017, there were no assets or liabilities recorded at fair value on a non-recurring basis.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of September 30, 2018 and 2017 and December 31, 2017 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	September 30,	Fair Value Measurements Using
	2018	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$164,122	$164,122	$—	$—
Short-term loans and line of credit accounts, net (1)	230,650	—	—	230,650
Installment loans and RPAs, net (1)(4)	608,133	—	—	637,880
Restricted cash (5)	20,897	20,897	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$1,030,505	$185,019	$—	$875,233
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$2,244	$—	$—	$2,244
Securitization Notes	226,218	—	228,819	—
9.75% senior notes due 2021	115,821	—	121,657	—
8.50% senior notes due 2024	250,000	—	253,125	—
8.50% senior notes due 2025	375,000	—	371,250	—
Total	$969,283	$—	$974,851	$2,244

	Balance at
	September 30,	Fair Value Measurements Using
	2017	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$110,054	$110,054	$—	$—
Short-term loans and line of credit accounts, net (1)	176,437	—	—	176,437
Installment loans and RPAs, net (1)(4)	461,299	—	—	496,377
Restricted cash (5)	29,866	29,866	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$784,359	$139,920	$—	$679,517
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$2,017	$—	$—	$2,017
Promissory note	3,000	—	—	3,245
Securitization Notes	186,533	—	189,005	—
9.75% senior notes due 2021	342,407	—	363,796	—
8.50% senior notes due 2024	250,000	—	252,000	—
Total	$783,957	$—	$804,801	$5,262

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Balance at
	December 31,	Fair Value Measurements Using
	2017	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$68,684	$68,684	$—	$—
Short-term loans and line of credit accounts, net (1)	192,675	—	—	192,675
Installment loans and RPAs, net (1)(4)	512,030	—	—	544,799
Restricted cash (5)	29,460	29,460	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$809,552	$98,144	$—	$744,177
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$2,258	$—	$—	$2,258
Promissory note	3,000	—	—	3,287
Securitization Notes	211,406	—	215,063	—
9.75% senior notes due 2021	342,558	—	365,700	—
8.50% senior notes due 2024	250,000	—	255,000	—
Total	$809,222	$—	$835,763	$5,545

(1)	Short-term loans, line of credit accounts, installment loans and RPAs are included in “Loans and finance receivables, net” in the consolidated balance sheets.
(2)	Investment in unconsolidated investee is included in “Other assets” in the consolidated balance sheets.
(3)	See Note 4 for additional information related to the investment in unconsolidated investee.
(4)	Installment loan and RPAs, net include $291.7 million, $274.4 million and $260.0 million in net assets of consolidated VIEs as of September 30, 2018 and 2017 and December 31, 2017, respectively.
(5)	Restricted cash includes $18.7 million, $22.2 million and $21.7 million in assets of consolidated VIEs as of September 30, 2018 and 2017 and December 31, 2017, respectively.

Cash and cash equivalents and restricted cash bear interest at market rates and have original maturities of less than 90 days. The carrying amount of cash and cash equivalents and restricted cash approximates fair value.

Short-term loans, line of credit accounts, installment loans and RPAs are carried in the consolidated balance sheet net of the allowance for estimated losses, which is calculated by applying historical loss rates combined with recent default trends to the gross receivable balance. Short-term loans and line of credit accounts have relatively short maturity periods that are generally 12 months or less. The unobservable inputs used to calculate the fair value of these receivables include historical loss rates, recent default trends and estimated remaining loan term; therefore, the carrying value approximates the fair value. The fair value of installment loans and RPAs is estimated using discounted cash flow analyses, which consider interest rates on loans and discounts offered for receivables with similar terms to customers with similar credit quality, the timing of expected payments, estimated customer default rates and/or valuations of comparable portfolios. As of September 30, 2018 and 2017 and December 31, 2017, the fair value of the Company’s installment loans and RPAs was greater than the carrying value of these loans and finance receivables. Unsecured installment loans typically have terms between two and 60 months. RPAs typically have estimated delivery terms between six and 18 months.

The Company measures the fair value of its investment in unconsolidated investee using Level 3 inputs. Because the unconsolidated investee is a private company and financial information is limited, the Company estimates the fair value based on the best available information at the measurement date. As of September 30, 2018 and 2017 and December 31, 2017, the Company estimated the fair value of its investment to be approximately equal to the book value.

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans the Company arranges for consumers on the third-party lenders’ behalf and is required to purchase any defaulted loans it has guaranteed. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company was $2.2 million, $2.0 million and $2.3 million as of September 30, 2018 and 2017 and December 31, 2017, respectively. The Company measures the fair value of its liability for third-party lender-owned consumer loans under Level 3 inputs. The fair value of these liabilities is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value of these liabilities approximates the fair value.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company measured the fair value of the Promissory Note using Level 3 inputs. The fair value of the Promissory Note was estimated using a discounted cash flow analysis. There was no outstanding balance for the Promissory Note as of September 30, 2018. As of September 30, 2017 and December 31, 2017, the Promissory Note had a higher fair value than the carrying value.

The Company measures the fair value of its Securitization Notes using Level 2 inputs. The fair value of the Company’s Securitization Notes is estimated based on quoted prices in markets that are not active. As of September 30, 2018 and 2017 and December 31, 2017, the Company’s Securitization Notes had a higher fair value than the carrying value.

The Company measures the fair value of its 9.75% senior notes due 2021 using Level 2 inputs. The fair value of the Company’s 9.75% senior notes due 2021 is estimated based on quoted prices in markets that are not active. As of September 30, 2018 and 2017 and December 31, 2017, the Company’s 9.75% senior notes due 2021 had a higher fair value than the carrying value.

The Company measures the fair value of its 8.50% senior notes due 2024 using Level 2 inputs. The fair value of the Company’s 8.50% senior notes due 2024 is estimated based on quoted prices in markets that are not active. As of September 30, 2018 and 2017 and December 31, 2017, the Company’s 8.50% senior notes due 2024 had a higher fair value than the carrying value.

The Company measures the fair value of its 8.50% senior notes due 2025 using Level 2 inputs. The fair value of the Company’s 8.50% senior notes due 2025 is estimated based on quoted prices in markets that are not active. As of September 30, 2018, the Company’s 8.50% senior notes due 2025 had a lower fair value than the carrying value.

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

The condensed consolidating financial statements reflect the investments in subsidiaries of the Company using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Condensed consolidating financial statements of Enova International, Inc. (the “Parent”), its Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of September 30, 2018 and 2017 and December 31, 2017 and for the periods ended September 30, 2018 and 2017 are shown on the following pages.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2018

(dollars in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$99,862	$63,530	$730	$—	$164,122
Restricted cash	—	2,219	18,678	—	20,897
Loans and finance receivables, net	—	547,110	291,673	—	838,783
Income taxes receivable	135,283	(89,676)	32	—	45,639
Other receivables and prepaid expenses	110	22,373	3,216	—	25,699
Property and equipment, net	—	48,103	411	—	48,514
Goodwill	—	267,013	—	—	267,013
Intangible assets, net	—	3,523	—	—	3,523
Investment in subsidiaries	502,430	64,237	—	(566,667)	—
Intercompany receivable	347,844	—	—	(347,844)	—
Other assets	1,658	8,192	2,228	—	12,078
Total assets	$1,087,187	$936,624	$316,968	$(914,511)	$1,426,268
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$8,079	$64,250	$3,859	$—	$76,188
Intercompany payables	—	315,308	32,536	(347,844)	—
Income taxes currently payable	—	—	—	—	—
Deferred tax liabilities, net	(92)	46,803	(390)	—	46,321
Long-term debt	726,532	—	224,559	—	951,091
Total liabilities	734,519	426,361	260,564	(347,844)	1,073,600
Commitments and contingencies
Stockholders' equity	352,668	510,263	56,404	(566,667)	352,668
Total liabilities and stockholders' equity	$1,087,187	$936,624	$316,968	$(914,511)	$1,426,268

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2018

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$251,593	$42,286	$—	$293,879
Cost of Revenue	—	130,719	33,044	—	163,763
Gross Profit	—	120,874	9,242	—	130,116
Expenses
Marketing	—	34,725	1,286	—	36,011
Operations and technology	2	26,567	1,691	—	28,260
General and administrative	75	23,450	835	—	24,360
Depreciation and amortization	—	3,648	40	—	3,688
Total Expenses	77	88,390	3,852	—	92,319
(Loss) Income from Operations	(77)	32,484	5,390	—	37,797
Interest expense, net	(14,680)	14	(5,578)	—	(20,244)
Foreign currency transaction gain (loss)	29	(2)	—	—	27
Loss on early extinguishment of debt	(12,469)	—	—	—	(12,469)
(Loss) Income before Income Taxes and Equity in Net Earnings of Subsidiaries	(27,197)	32,496	(188)	—	5,111
Provision for (benefit from) income taxes	4,750	(12,135)	(2,808)	—	(10,193)
(Loss) Income before Equity in Net Earnings of Subsidiaries	(31,947)	44,631	2,620	—	15,304
Net earnings of subsidiaries	47,251	2,620	—	(49,871)	—
Net Income (Loss)	$15,304	$47,251	$2,620	$(49,871)	$15,304
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain	(1,563)	(1,499)	(63)	1,562	(1,563)
Total other comprehensive (loss) gain, net of tax	(1,563)	(1,499)	(63)	1,562	(1,563)
Comprehensive Income (Loss)	$13,741	$45,752	$2,557	$(48,309)	$13,741

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2018

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$681,126	$120,352	$—	$801,478
Cost of Revenue	—	314,476	79,334	—	393,810
Gross Profit	—	366,650	41,018	—	407,668
Expenses
Marketing	—	90,255	2,878	—	93,133
Operations and technology	5	77,647	3,341	—	80,993
General and administrative	207	76,511	2,858	—	79,576
Depreciation and amortization	—	11,238	125	—	11,363
Total Expenses	212	255,651	9,202	—	265,065
(Loss) Income from Operations	(212)	110,999	31,816	—	142,603
Interest expense, net	(42,685)	(431)	(16,156)	—	(59,272)
Foreign currency transaction gain (loss)	84	(2,349)	—	—	(2,265)
Loss on early extinguishment of debt	(17,179)	—	—	—	(17,179)
(Loss) Income before Income Taxes and Equity in Net Earnings of Subsidiaries	(59,992)	108,219	15,660	—	63,887
(Benefit from) provision for income taxes	(2,310)	4,167	603	—	2,460
(Loss) Income before Equity in Net Earnings of Subsidiaries	(57,682)	104,052	15,057	—	61,427
Net earnings of subsidiaries	119,109	15,057	—	(134,166)	—
Net Income (Loss)	$61,427	$119,109	$15,057	$(134,166)	$61,427
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain	(3,760)	(5,272)	(110)	5,382	(3,760)
Reclassification of certain deferred tax effects	(1,622)	—	—	—	(1,622)
Total other comprehensive (loss) gain, net of tax	(5,382)	(5,272)	(110)	5,382	(5,382)
Comprehensive Income (Loss)	$56,045	$113,837	$14,947	$(128,784)	$56,045

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2018

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities	$(50,389)	$547,588	$(13,982)	$(15,057)	$468,160
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	—	(1,277,958)	—	—	(1,277,958)
Securitized loans transferred	—	242,087	(242,087)	—	—
Loans and finance receivables repaid	—	517,805	254,215	—	772,020
Purchases of property and equipment	—	(11,232)	(71)	—	(11,303)
Capital contributions to subsidiaries	—	14,776	—	(14,776)	—
Other investing activities	—	93	—	—	93
Net cash (used in) provided by investing activities	—	(514,429)	12,057	(14,776)	(517,148)
Cash Flows from Financing Activities
(Payments for) proceeds from member's equity	—	(15,057)	(14,776)	29,833	—
Debt issuance costs paid	(510)	(6,624)	(2,022)	—	(9,156)
Debt prepayment penalty	(13,073)	—	—	—	(13,073)
Payment of promissory note	—	(3,000)	—	—	(3,000)
Treasury shares purchased	(1,562)	—	—	—	(1,562)
Issuance of Senior Notes	375,000	—	—	—	375,000
Repayments of Senior Notes	(228,514)	—	—	—	(228,514)
Borrowings under revolving line of credit	109,000	—	—	—	109,000
Repayments under revolving line of credit	(109,000)	—	—	—	(109,000)
Borrowings under securitization facility	—	—	162,413	—	162,413
Repayments under securitization facility	—	—	(147,601)	—	(147,601)
Proceeds from exercise of stock options	6,727	—	—	—	6,727
Net cash provided by (used in) financing activities	138,068	(24,681)	(1,986)	29,833	141,234
Effect of exchange rates on cash, cash equivalents and restricted cash	—	(5,152)	(219)	—	(5,371)
Net increase (decrease) in cash, cash equivalents and restricted cash	87,679	3,326	(4,130)	—	86,875
Cash, cash equivalents and restricted cash at beginning of year	12,183	62,423	23,538	—	98,144
Cash, cash equivalents and restricted cash at end of period	$99,862	$65,749	$19,408	$—	$185,019

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2017

(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities	$(17,931)	$346,948	$(8,712)	$(9,008)	$311,297
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	—	(974,211)	(24,122)	—	(998,333)
Securitized loans transferred	—	201,518	(201,518)	—	—
Loans and finance receivables repaid	—	467,011	205,463	—	672,474
Purchases of property and equipment	—	(10,651)	(153)	—	(10,804)
Capital contributions to subsidiaries	—	(11,785)	—	11,785	—
Other investing activities	—	1,798	—	—	1,798
Net cash (used in) provided by investing activities	—	(326,320)	(20,330)	11,785	(334,865)
Cash Flows from Financing Activities
(Payments for) proceeds from member's equity	—	(9,008)	11,785	(2,777)	—
Debt issuance costs paid	(9,564)	—	—	—	(9,564)
Debt prepayment penalty	(11,335)	—	—	—	(11,335)
Treasury shares purchased	(2,115)	—	—	—	(2,115)
Issuance of Senior Notes	250,000	—	—	—	250,000
Repayments of Senior Notes	(155,000)	—	—	—	(155,000)
Borrowings under revolving line of credit	30,000	—	—	—	30,000
Repayments under revolving line of credit, net	(30,000)	—	—	—	(30,000)
Borrowings under securitization facility	—	—	137,200	—	137,200
Repayments under securitization facility	—	—	(116,085)	—	(116,085)
Net cash provided by (used in) financing activities	71,986	(9,008)	32,900	(2,777)	93,101
Effect of exchange rates on cash	—	4,186	(39)	—	4,147
Net increase in cash and cash equivalents	54,055	15,806	3,819	—	73,680
Cash and cash equivalents at beginning of year	—	42,895	23,345	—	66,240
Cash and cash equivalents at end of period	$54,055	$58,701	$27,164	$—	$139,920

16.	Subsequent Events

Subsequent events have been reviewed through the date these financial statements were available to be issued.

2018-A Notes

On October 25, 2018, the Company announced that an indirect subsidiary intends to offer, subject to market and other customary conditions, $95,000,000 Class A Asset Backed Notes (the “Class A Notes”) and $30,400,000 Class B Asset Backed Notes (the “Class B Notes” and, collectively with the Class A Notes, the “2018-A Notes”), with an anticipated closing date of on or about October 31, 2018 (the “2018-A Closing Date”). The Class A Notes will bear interest at 4.20% and the Class B Notes will bear interest at 7.37%. The 2018-A Notes will be backed by a pool of Receivables and will represent obligations of the issuer only. The 2018-A Notes will not be guaranteed by the Company.

The net proceeds of the offering of the 2018-A Notes on the 2018-A Closing Date will be used to acquire the Receivables from the Company, fund a reserve account and pay fees and expenses incurred in connection with the transaction.

The 2018-A Notes will be offered only to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act. The 2018-A Notes have not been registered under the Securities Act, or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States without registration or an applicable exemption from the Securities Act and applicable state securities or blue sky laws and foreign securities laws.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2018-2 Facility

On October 23, 2018, the Company and several of its subsidiaries entered into a receivables funding agreement (the “2018-2 Facility”) with Credit Suisse AG, New York Branch, as agent (the “Agent”). The 2018-2 Facility collateralizes Receivables that have been and will be originated or acquired under the Company’s NetCredit brand by several of the Company’s subsidiaries and that meet specified eligibility criteria in exchange for a revolving note. Under the 2018-2 Facility, Receivables are sold to a wholly-owned special purpose subsidiary of the Company (the “2018-2 Debtor”) and serviced by another subsidiary of the Company.

The 2018-2 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which is required to be secured by 1.25 times the drawn amount in eligible Receivables. The 2018-2 Facility is non-recourse to the Company and matures on October 23, 2022.

The 2018-2 Facility is governed by a loan and security agreement, dated as of October 23, 2018, between the Agent, the 2018-2 Debtor and certain other lenders and agent parties thereto. The 2018-2 Facility bears interest at a rate per annum equal to one-month LIBOR (subject to a floor) plus an applicable margin, which rate per annum is 3.75%. In addition, the 2018-2 Debtor paid certain customary upfront closing fees to the Agent. Interest payments on the 2018-2 Facility will be made monthly. The 2018-2 Debtor shall be permitted to prepay the 2018-2 Facility, subject to certain fees and conditions. Any remaining amounts outstanding will be payable no later than October 23, 2022, the final maturity date.

All amounts due under the 2018-2 Facility are secured by all of the 2018-2 Debtor’s assets, which include the Receivables transferred to the 2018-2 Debtor, related rights under the Receivables, a bank account and certain other related collateral.

The 2018-2 Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay their loans; covenants regarding special purpose entity matters; and default and termination provisions that provide for the acceleration of the 2018-2 Facility in circumstances including, but not limited to, failure to make payments when due, servicer defaults, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the Receivables and defaults under other material indebtedness of the 2018-2 Debtor.

Redemption of 2021 Senior Notes

On October 11, 2018, the Company redeemed the remaining $116.5 million in principal amount of the outstanding 2021 Senior Notes. The redemption price of the 2021 Senior Notes, as set forth in the 2021 Senior Notes Indenture, was equal to 104.875% of the principal amount of such 2021 Senior Notes redeemed, plus accrued and unpaid interest thereon. In connection with these purchases, the Company recorded a loss on extinguishment of debt of approximately $7.6 million, which will be included in “Loss on early extinguishment of debt” in the consolidated statements of income.

Amendment of 2017 Credit Agreement

On October 5, 2018, the Company and certain of its operating subsidiaries entered into an amendment of the 2017 Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement is secured by domestic receivables and amends the Company’s existing credit facility that was entered into on June 30, 2017 (as previously amended, the “Original Credit Facility”).

The Amended Credit Agreement, amongst other changes, increases the borrowing limit to $125 million from $75 million in the Original Credit Facility and expands the definition of eligible accounts. The maturity date of May 1, 2020, and the interest rate on borrowings of prime rate plus 1.00%, however, remain the same as the Original Credit Facility. In addition, Axos Bank, as lender, in the Amended Credit Agreement joins the syndicate of lenders from the Original Credit Facility that includes TBK Bank, SSB (“TBK”), as administrative agent and collateral agent, Jefferies Finance LLC and TBK as joint lead arrangers and joint lead bookrunners, and Green Bank, N.A. and Pacific Western Bank, as lenders.

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

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services to consumers and small businesses. In 2017, we extended approximately $2.1 billion in credit to borrowers. As of September 30, 2018, we offered or arranged loans or draws on lines of credit to consumers in 32 states in the United States and in the United Kingdom and Brazil. We also offered financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through September 30, 2018, we have completed over 46.3 million customer transactions and collected more than 24 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include short-term loans, line of credit accounts, installment loans and receivables purchase agreements (“RPAs”).

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

Our flexible and scalable technology platform allows us to process and complete customers’ transactions quickly and efficiently. In 2017, we processed approximately 3.9 million transactions, and we continue to grow our loans and finance receivable portfolios and increase the number of customers we serve through desktop, tablet and mobile platforms. Our highly customizable technology platform allows us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In 2012, we launched a new product in the United States designed to serve near-prime customers, and in April 2014 we introduced a similar product in the United Kingdom. In June 2014, we launched our business in Brazil, where we lend to borrowers through a local Brazilian financing structure. In addition, in July 2014, we introduced a new line of credit product in the United States to serve the needs of small businesses. In June 2015, we further expanded our product offering by acquiring certain assets of a company that provides financing to small businesses by offering RPAs (see Note 2 in the Notes to Consolidated Financial Statements included in this report). In May 2017, we expanded products available to small businesses by offering installment loans. These new products are intended to allow us to further diversify our product offerings, customer base and geographic scope. In the nine-month period ended September 30, 2018, we derived 84.6% of our total revenue from the United States and 15.4% of our total revenue internationally, with 85.3% of international revenue (representing 13.2% of our total revenue) generated in the United Kingdom.

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

•

Short-term consumer loans. Short-term consumer loans are unsecured loans written by us or by a third-party lender through our credit services organization and credit access business programs, which we refer to as our CSO programs, that we arrange and guarantee. As of September 30, 2018, we offered or arranged short-term consumer loans in 17 states in the United States and in the United Kingdom. Short-term consumer loans generally have terms of seven to 90 days, with proceeds promptly deposited in the customer’s bank account in exchange for a pre-authorized debit from their account. Due to the credit risk and high transaction costs of serving our customer segment, the interest and/or fees we charge are generally considered to be higher than the interest or fees charged to consumers with superior credit histories by banks and similar lenders who are typically unwilling to make unsecured loans to alternative credit consumers. Our short-term consumer loans contributed approximately 20.2% of our total revenue for the nine months ended September 30, 2018 and 24.0% for the nine months ended September 30, 2017.

•

Line of credit accounts. As of September 30, 2018, we offered new consumer line of credit accounts in seven states (and continue to service existing line of credit accounts in one additional state) in the United States and business line of credit accounts in 36 states in the United States, which allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with the terms of their line of credit account. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit. Our line of credit accounts contributed approximately 32.0% of our total revenue for the nine months ended September 30, 2018 and 31.2% for the nine months ended September 30, 2017.

•

Installment loans. Installment loans are longer-term loans that require the outstanding principal balance to be paid down in multiple installments. We offer, or arrange through our CSO programs or market and purchase through our Bank program, multi-payment unsecured consumer installment loan products in 17 states in the United States and small business installment loans in 18 states. We also offer multi-payment unsecured consumer installment loan products in the United Kingdom and Brazil. Terms for our installment loan products range between two and 60 months. These loans generally have higher principal amounts than short-term loans. Loans may be repaid early at any time with no additional prepayment charges. Installment loans that we originated and purchased contributed approximately 46.5% of our total revenue for the nine months ended September 30, 2018 and 42.7% for the nine months ended September 30, 2017.

•

Receivables purchase agreements. Under RPAs, small businesses receive funds in exchange for a portion of the business’s future receivables at an agreed upon discount. In contrast, lending is a commitment to repay principal and interest. A small business customer who enters into a RPA commits to delivering a percentage of its receivables through ACH or wire debits or by splitting credit card receipts until all purchased receivables are delivered. We offer RPAs in all 50 states and in Washington D.C. in the United States. Revenue earned from RPAs contributed 1.2% of our total revenue for the nine months ended September 30, 2018 and 2.0% for the nine months ended September 30, 2017.

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

As of September 30, 2018 and 2017, the outstanding amount of active short-term consumer loans originated by third-party lenders under the CSO programs was $25.5 million and $24.2 million, respectively, which were guaranteed by us.

As of September 30, 2018 and 2017, the outstanding amount of active installment loans originated by third-party lenders under the CSO programs was $4.6 million and $4.7 million, respectively, which were guaranteed by us.

•

Bank program. In March 2016, we launched a program with a state-chartered bank where we provide technology, loan servicing and marketing services to the bank. Our bank partner offered unsecured consumer installment loans with an annual percentage rate (“APR”) at or below 36%. We also had the ability to purchase loans originated through this program. In May 2018, as a result of a change in the law in Ohio, our bank partner suspended lending and we suspended purchasing loans through this program. Revenue generated from this program for the nine months ended September 30, 2018 and 2017 was 1.9% and 2.1% of our total revenue, respectively.

•	Analytics-as-a-Service. In 2016, we launched a product that uses our proprietary technology and analytics capabilities to offer businesses a solution for real-time decisioning at scale.

OUR MARKETS

We currently provide our services in the following countries:

•

United States. We began our online business in the United States in May 2004. As of September 30, 2018, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, Headway Capital at www.headwaycapital.com and The Business Backer at www.businessbacker.com.

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

RECENT REGULATORY DEVELOPMENTS

On July 24, 2018, the Ohio Legislature passed House Bill 123, a bill that places limits on short-term loans and extensions of credit. The legislation sets specific limits for fees, charges and interest that can be assessed on small loans with a maximum loan amount of $1,000 and an overall cap on fees, charges and interest of 60% of the loan amount. The governor of Ohio signed the legislation into law on July 30, 2018, and it will apply to credit extended beginning on April 27, 2019. Management does not anticipate that the legislation will have a material adverse effect on the Company. We cannot currently assess the likelihood of any future unfavorable federal, state, local or international legislation or regulations being proposed or enacted that could affect our products and services.

CRITICAL ACCOUNTING POLICIES

There have been no changes in critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

See Note 1 in the Notes to Consolidated Financial Statements included in this report for a discussion of recent accounting pronouncements.

RESULTS OF OPERATIONS

HIGHLIGHTS

Our financial results for the three-month period ended September 30, 2018, or the current quarter, are summarized below.

•

Consolidated total revenue increased $76.0 million, or 34.9%, to $293.9 million in the current quarter compared to $217.9 million for the three months ended September 30, 2017, or the prior year quarter. Domestic revenue increased $69.5 million, or 38.3%, to $251.1 million in the current quarter from $181.6 million for the prior year quarter and international revenue increased $6.5 million, or 18.0%, to $42.8 million from $36.3 million.

•	Consolidated gross profit increased $19.6 million, or 17.7%, to $130.1 million in the current quarter compared to $110.5 million in the prior year quarter.
•	Consolidated income from operations increased $10.1 million, or 36.6%, to $37.8 million in the current quarter, compared to $27.7 million in the prior year quarter.
•

Consolidated net income was $15.3 million in the current quarter compared to a net loss of $3.4 million in the prior year quarter. Consolidated diluted income per share was $0.43 in the current quarter compared to diluted loss per share of $0.10 in the prior year quarter.

OVERVIEW

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Loans and finance receivables revenue	$293,624	$217,693	$800,435	$599,315
Other	255	185	1,043	730
Total Revenue	293,879	217,878	801,478	600,045
Cost of Revenue	163,763	107,341	393,810	269,087
Gross Profit	130,116	110,537	407,668	330,958
Expenses
Marketing	36,011	27,000	93,133	69,993
Operations and technology	28,260	27,163	80,993	72,512
General and administrative	24,360	25,164	79,576	77,105
Depreciation and amortization	3,688	3,533	11,363	10,396
Total Expenses	92,319	82,860	265,065	230,006
Income from Operations	37,797	27,677	142,603	100,952
Interest expense, net	(20,244)	(18,292)	(59,272)	(52,526)
Foreign currency transaction gain (loss)	27	65	(2,265)	354
Loss on early extinguishment of debt	(12,469)	(14,927)	(17,179)	(14,927)
Income (Loss) before Income Taxes	5,111	(5,477)	63,887	33,853
(Benefit from) provision for income taxes	(10,193)	(2,109)	2,460	11,496
Net Income (Loss)	$15,304	$(3,368)	$61,427	$22,357
Diluted net income (loss) per share	$0.43	$(0.10)	$1.75	$0.66

Revenue
Loans and finance receivables revenue	99.9%	99.9%	99.9%	99.9%
Other	0.1	0.1	0.1	0.1
Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue	55.7	49.3	49.1	44.8
Gross Profit	44.3	50.7	50.9	55.2
Expenses
Marketing	12.2	12.4	11.6	11.7
Operations and technology	9.6	12.5	10.1	12.1
General and administrative	8.3	11.5	10.0	12.9
Depreciation and amortization	1.3	1.6	1.4	1.7
Total Expenses	31.4	38.0	33.1	38.4
Income from Operations	12.9	12.7	17.8	16.8
Interest expense, net	(6.9)	(8.4)	(7.4)	(8.8)
Foreign currency transaction gain (loss)	—	—	(0.3)	0.1
Loss on early extinguishment of debt	(4.3)	(6.8)	(2.1)	(2.5)
Income (Loss) before Income Taxes	1.7	(2.5)	8.0	5.6
Provision for (benefit from) income taxes	(3.5)	(1.0)	0.3	1.9
Net Income (Loss)	5.2%	(1.5%)	7.7%	3.7%

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Income (Loss)	$15,304	$(3,368)	$61,427	$22,357
Adjustments:
Loss on early extinguishment of debt	12,469	14,927	17,179	14,927
Intangible asset amortization	268	269	803	811
Stock-based compensation expense	2,882	2,996	8,149	8,303
Foreign currency transaction (gain) loss	(27)	(65)	2,265	(354)
Cumulative tax effect of adjustments	(3,332)	(6,121)	(6,088)	(8,044)
Discrete tax adjustments	(11,237)	—	(11,237)	—
Adjusted earnings	$16,327	$8,638	$72,498	$38,000

Diluted net income (loss) per share	$0.43	$(0.10)	$1.75	$0.66
Adjustments:
Loss on early extinguishment of debt	0.35	0.44	0.49	0.44
Intangible asset amortization	0.01	0.01	0.02	0.02
Stock-based compensation expense	0.08	0.08	0.23	0.24
Foreign currency transaction (gain) loss	—	—	0.06	(0.01)
Cumulative tax effect of adjustments	(0.09)	(0.18)	(0.17)	(0.24)
Discrete tax adjustments	(0.32)	—	(0.32)	—
Adjusted earnings per share	$0.46	$0.25	$2.06	$1.11

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Income (Loss)	$15,304	$(3,368)	$61,427	$22,357
Depreciation and amortization expenses	3,688	3,533	11,363	10,396
Interest expense, net	20,244	18,292	59,272	52,526
Foreign currency transaction (gain) loss	(27)	(65)	2,265	(354)
(Benefit from) provision for income taxes	(10,193)	(2,109)	2,460	11,496
Stock-based compensation expense	2,882	2,996	8,149	8,303
Adjustment:
Loss on early extinguishment of debt	12,469	14,927	17,179	14,927
Adjusted EBITDA	$44,367	$34,206	$162,115	$119,651

Adjusted EBITDA margin calculated as follows:
Total Revenue	$293,879	$217,878	$801,478	$600,045
Adjusted EBITDA	44,367	34,206	162,115	119,651
Adjusted EBITDA as a percentage of total revenue	15.1%	15.7%	20.2%	19.9%

Constant Currency Basis

In addition to reporting financial results in accordance with GAAP, we have provided certain other non-GAAP financial information on a constant currency basis. We operate in the United Kingdom and Brazil. During the current quarter 14.6% of our revenue originated in currencies other than the U.S. Dollar, principally the British Pound Sterling. As a result, changes in our reported revenue and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide constant currency assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. All conversion rates below are based on the U.S. Dollar equivalent to one of the applicable foreign currencies:

	Three Months Ended
	September 30,
	2018	2017	% Change
British Pound	1.3034	1.3091	(0.4)%
Brazilian real	0.2530	0.3162	(20.0)%

	Nine Months Ended
	September 30,
	2018	2017	% Change
British Pound	1.3519	1.2760	5.9%
Brazilian real	0.2797	0.3153	(11.3)%

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

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2017

Revenue and Gross Profit

Revenue increased $76.0 million, or 34.9%, to $293.9 million for the current quarter as compared to $217.9 million for the prior year quarter. On a constant currency basis, revenue increased by $77.8 million, or 35.7%, for the current quarter compared to the prior year quarter. Our domestic operations contributed an increase of $69.5 million, primarily resulting from a 40.6% increase in installment loan and RPA revenue and a 43.3% increase in line of credit account revenue in the current quarter compared to the prior year quarter driven by strong customer demand for these products. Our international operations contributed an increase of $6.5 million (an increase of $8.3 million on a constant currency basis), primarily resulting from a 29.0% increase in installment loan and RPA revenue and a 7.0% increase in short-term loan revenue.

Our gross profit increased by $19.6 million to $130.1 million for the current quarter from $110.5 million for the prior year quarter. On a constant currency basis, gross profit increased by $20.2 million for the current quarter compared to the prior year quarter. Our consolidated gross profit as a percentage of revenue, or our gross profit margin, decreased to 44.3% for the current quarter, from 50.7% for the prior year quarter.

The following tables set forth the components of revenue and gross profit, separated by product and between domestic and international for the current quarter and the prior year quarter (in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Revenue by product:
Short-term loans	$57,851	$49,875	$7,976	16.0%
Line of credit accounts	98,666	68,889	29,777	43.2
Installment loans and RPAs	137,107	98,929	38,178	38.6
Total loans and finance receivables revenue	293,624	217,693	75,931	34.9
Other	255	185	70	37.8
Total revenue	$293,879	$217,878	$76,001	34.9%

Revenue by product (% to total):
Short-term loans	19.7%	22.9%
Line of credit accounts	33.6	31.6
Installment loans and RPAs	46.7	45.4
Total loans and finance receivables revenue	99.9	99.9
Other	0.1	0.1
Total revenue	100.0%	100.0%

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Domestic:
Revenue	$251,054	$181,584	$69,470	38.3%
Cost of revenue	142,702	88,419	54,283	61.4
Gross profit	$108,352	$93,165	$15,187	16.3
Gross profit margin	43.2%	51.3%	(8.1)%	(15.8)%
International:
Revenue	$42,825	$36,294	$6,531	18.0%
Cost of revenue	21,061	18,922	2,139	11.3
Gross profit	$21,764	$17,372	$4,392	25.3
Gross profit margin	50.8%	47.9%	2.9%	6.1%
Total:
Revenue	$293,879	$217,878	$76,001	34.9%
Cost of revenue	163,763	107,341	56,422	52.6
Gross profit	$130,116	$110,537	$19,579	17.7
Gross profit margin	44.3%	50.7%	(6.4)%	(12.6)%

Loan and Finance Receivable Balances

Our loan and finance receivable balance in our consolidated financial statements for September 30, 2018 and 2017 was $990.4 million and $742.8 million, respectively, before the allowance for losses of $151.6 million and $105.1 million, respectively. The combined loan and finance receivable balance includes $30.1 million and $28.9 million as of September 30, 2018 and 2017, respectively, of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements for September 30, 2018 and 2017, respectively, before the liability for estimated losses of $2.2 million and $2.0 million provided in “Accounts payable and accrued expenses” in our consolidated financial statements for September 30, 2018 and 2017, respectively.

The ending portfolio balance of company owned loans and finance receivables, net of allowance for losses, increased $201.0 million, or 31.5%, to $838.8 million as of September 30, 2018 from $637.7 million as of September 30, 2017, and the outstanding combined portfolio balance of loans and finance receivables, net of allowance and liability for estimated losses, increased $202.0 million, or 30.4%, to $866.6 million as of September 30, 2018 from $664.7 million as of September 30, 2017, primarily due to increased demand for all of our installment products and, to a lesser extent, our short-term and line of credit products. The outstanding loan balance for our domestic near-prime product increased 37.3% in the current quarter compared to the prior year quarter resulting in a domestic near-prime portfolio balance that comprises 44.4% of our total loan and finance receivable portfolio balance while short-term loans comprised approximately 10.2% of our total loan and finance receivable portfolio balance in the current quarter, compared to 11.9% in the prior year quarter. Management expects the loan balances for our domestic near-prime installment loan product will continue to comprise a larger percentage of the total loan and finance receivable portfolio, due to customer demand for these products and their longer loan term. Our portfolio of loans and finance receivables serving the needs of small businesses decreased to 7.8% in the current quarter from 10.9% in the prior year quarter due to a 5.3% decrease in the small business loan and finance receivables balance and strong growth in our consumer products. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

The following tables summarize loan and finance receivable balances outstanding as of September 30, 2018 and 2017 (in thousands):

	As of September 30,
	2018			2017
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables balances:
Short-term loans	$78,508	$25,533	$104,041	$67,719	$24,248	$91,967
Line of credit accounts	216,624	—	216,624	154,689	—	154,689
Installment loans and RPAs	695,236	4,573	699,809	520,388	4,695	525,083
Total ending loans and finance receivables, gross	990,368	30,106	1,020,474	742,796	28,943	771,739
Less: Allowance and liabilities for losses(a)	(151,585)	(2,244)	(153,829)	(105,060)	(2,017)	(107,077)
Total ending loans and finance receivables, net	$838,783	$27,862	$866,645	$637,736	$26,926	$664,662
Allowance and liability for losses as a % of loans and finance receivables, gross	15.3%	7.5%	15.1%	14.1%	7.0%	13.9%

	As of September 30,
	2018			2017
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables:
Total domestic, gross	$867,916	$30,106	$898,022	$640,793	$28,943	$669,736
Total international, gross	122,452	—	122,452	102,003	—	102,003
Total ending loans and finance receivables, gross	$990,368	$30,106	$1,020,474	$742,796	$28,943	$771,739

(a)

GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.

(b)	Except for allowance and liability for estimated losses, amounts shown represent non-GAAP measures.

Average Amount Outstanding per Loan

The average amount outstanding per loan is calculated as the total combined loans, gross balance at the end of the period divided by the total number of combined loans outstanding at the end of the period. The following table shows the average amount outstanding per loan by product at September 30, 2018 and 2017:

	As of September 30,
	2018	2017
Average amount outstanding per loan (in ones)(a)
Short-term loans(b)	$460	$480
Line of credit accounts	1,491	1,378
Installment loans(b)(c)	2,014	1,989
Total loans(b)(c)	$1,404	$1,333

(a)	The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Excludes RPAs.

The average amount outstanding per loan increased to $1,404 from $1,333 during the current quarter compared to the prior year quarter, primarily due to a greater mix of installment loans and line of credit accounts, which have higher average amounts outstanding relative to short-term loans, in the current quarter compared to the prior year quarter.

Average Loan Origination

The average loan origination amount is calculated as the total amount of combined loans originated and renewed for the period divided by the total number of combined loans originated and renewed for the period. The following table shows the average loan origination amount by product for the current quarter compared to the prior year quarter:

	Three Months Ended
	September 30,
	2018	2017
Average loan origination amount (in ones) (a)
Short-term loans (b)	$452	$459
Line of credit accounts (c)	351	314
Installment loans (b)(d)	1,631	1,661
Total loans (b)(d)	$572	$560

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount increased to $572 from $560 during the current quarter compared to the prior year quarter, mainly due to a greater mix of installment loan originations which have higher principal amounts.

Loans and Finance Receivables Loss Experience

The allowance and liability for estimated losses as a percentage of combined loans and RPAs increased to 15.1% as of September 30, 2018 from 13.9% as of September 30, 2017.

The cost of revenue in the current quarter was $163.8 million, which was composed of $163.6 million related to Company-owned loans and finance receivables and a $0.2 million increase in the liability for estimated losses related to loans we guaranteed through the CSO programs. The cost of revenue in the prior year quarter was $107.4 million, which was composed of $107.3 million related to Company-owned loans and finance receivables and a $0.1 million increase in the liability for estimated losses related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $133.4 million and $86.5 million in the current quarter and the prior year quarter, respectively.

The following tables show loan and finance receivable balances and fees receivable and the relationship of the allowance and liability for losses to the combined balances of loans and finance receivables for each of the last five quarters (in thousands):

	2017		2018
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Loans and finance receivables:
Gross - Company owned	$742,796	$827,749	$817,359	$871,915	$990,368
Gross - Guaranteed by the Company(a)	28,943	34,134	26,594	28,681	30,106
Combined loans and finance receivables, gross(b)	771,739	861,883	843,953	900,596	1,020,474
Allowance and liability for losses on loans and finance receivables	107,077	125,302	115,693	123,876	153,829
Combined loans and finance receivables, net(b)	$664,662	$736,581	$728,260	$776,720	$866,645
Allowance and liability for losses as a % of loans and finance receivables, gross(b)	13.9%	14.5%	13.7%	13.8%	15.1%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(b)	Non-GAAP measure.

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

The following table includes information related only to short-term loans and shows our loss experience trends for short-term loans for each of the last five quarters (in thousands):

	2017		2018
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Short-term loans:
Cost of revenue	$23,849	$22,129	$20,323	$20,386	$26,174
Charge-offs (net of recoveries)	20,439	21,201	22,213	19,626	21,835
Average short-term combined loan balance, gross:
Company owned(a)	65,949	70,040	71,442	66,171	73,476
Guaranteed by the Company(a)(b)	25,787	26,785	26,383	23,638	25,913
Average short-term combined loan balance, gross(a)(c)	$91,736	$96,825	$97,825	$89,809	$99,389
Ending short-term combined loan balance, gross:
Company owned	$67,719	$73,672	$65,858	$67,255	$78,508
Guaranteed by the Company(b)	24,248	28,875	21,409	24,764	25,533
Ending short-term combined loan balance, gross(c)	$91,967	$102,547	$87,267	$92,019	$104,041
Ending allowance and liability for losses	$21,047	$22,022	$20,397	$20,744	$24,981

Short-term loan ratios:
Cost of revenue as a % of average short-term combined loan balance, gross(a)(c)	26.0%	22.9%	20.8%	22.7%	26.3%
Charge-offs (net of recoveries) as a % of average short-term combined loan balance, gross(a)(c)	22.3%	21.9%	22.7%	21.9%	22.0%
Gross profit margin	52.2%	58.5%	61.9%	59.5%	54.8%
Allowance and liability for losses as a % of combined loan balance, gross(c)(d)	22.9%	21.5%	23.4%	22.5%	24.0%

(a)	The average short-term combined loan balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan balance, gross, is determined using period-end balances.

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

The following table includes information related only to line of credit accounts and shows our loss experience trends for line of credit accounts for each of the last five quarters (in thousands):

	2017		2018
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$23,439	$30,278	$25,383	$31,211	$46,749
Charge-offs (net of recoveries)	19,476	25,940	29,411	27,281	36,321
Average loan balance(a)	145,398	161,905	168,118	168,881	200,710
Ending loan balance	154,689	170,068	160,923	181,134	216,624
Ending allowance for losses balance	$26,810	$31,148	$27,120	$31,050	$41,478

Line of credit account ratios:
Cost of revenue as a % of average loan balance(a)	16.1%	18.7%	15.1%	18.5%	23.3%
Charge-offs (net of recoveries) as a % of average loan balance(a)	13.4%	16.0%	17.5%	16.2%	18.1%
Gross profit margin	66.0%	59.9%	67.6%	60.8%	52.6%
Allowance for losses as a % of loan balance(b)	17.3%	18.3%	16.9%	17.1%	19.1%

(a)	The average loan balance for line of credit accounts is the average of the month-end balances during the period.
(b)	Allowance for losses as a % of loan balance is determined using period-end balances.

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

The gross profit margin is generally lower for the installment loan product than for other loan products, primarily because the highest levels of default are exhibited in the early stages of the loan, while revenue is recognized over the term of the loan. In addition, installment loans and RPAs typically have higher average origination amounts. Another factor contributing to the lower gross profit margin is that the product yield for installment loans and RPAs is typically lower than the yield for the other financing products we offer. As a result, particularly in periods of higher growth for the installment loan and RPA portfolios, which has been the case in recent years, the gross profit margin is typically lower for this product than for our short-term loan and line of credit products. Our average installment combined loan and RPA portfolio balance outstanding at September 30, 2018 increased 35.7% in the current quarter compared to the prior year quarter.

The following table includes information related only to our installment loans and RPAs and shows our loss experience trends for installment loans and RPAs for each of the last five quarters (in thousands):

	2017		2018
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Installment loans and RPAs:
Cost of revenue	$60,053	$75,138	$62,847	$69,897	$90,840
Charge-offs (net of recoveries)	46,598	62,116	67,081	64,878	75,261
Average installment and RPA combined loan and finance receivable balance, gross:
Company owned(a)	487,436	552,003	591,739	605,025	663,387
Guaranteed by the Company(a)(b)	4,628	5,025	5,760	4,500	4,325
Average installment and RPA combined loan and finance receivable balance, gross (a)(c)	$492,064	$557,028	$597,499	$609,525	$667,712
Ending installment and RPA combined loan and finance receivable balance, gross:
Company owned	$520,388	$584,009	$590,578	$623,526	$695,236
Guaranteed by the Company(b)	4,695	5,259	5,185	3,917	4,573
Ending installment and RPA combined loan and finance receivable balance, gross (c)	$525,083	$589,268	$595,763	$627,443	$699,809
Ending allowance and liability for losses	$59,220	$72,132	$68,176	$72,082	$87,370

Installment and RPA loan ratios:
Cost of revenue as a % of average installment and RPA combined loan and finance receivable balance, gross(a)(c)	12.2%	13.5%	10.5%	11.5%	13.6%
Charge-offs (net of recoveries) as a % of average installment and RPA combined loan and finance receivable balance, gross (a)(c)	9.5%	11.2%	11.2%	10.6%	11.3%
Gross profit margin	39.3%	34.4%	48.5%	43.2%	33.7%
Allowance and liability for losses as a % of combined loan and finance receivable balance, gross(c)(d)	11.3%	12.2%	11.4%	11.5%	12.5%

(a)	The average installment and RPA combined loan and finance receivable balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan and finance receivable balance, gross, is determined using period-end balances.

Total Expenses

Total expenses increased $9.4 million, or 11.4%, to $92.3 million in the current quarter, compared to $82.9 million in the prior year quarter. On a constant currency basis, total expenses increased $10.3 million, or 12.5%, in the current quarter as compared to the prior year quarter.

Marketing expense increased to $36.0 million in the current quarter compared to $27.0 million in the prior year quarter. The increase was primarily due to higher direct mail costs related to our domestic products, volume from lead providers in both our domestic and international businesses and domestic television advertising.

Operations and technology expense increased to $28.3 million in the current quarter compared to $27.2 million in the prior year quarter, primarily due to higher volume-driven underwriting and transaction expenses and headcount costs in our call center.

General and administrative expense increased $0.8 million, or 3.2%, to $24.4 million in the current quarter compared to $25.2 million in the prior year quarter, primarily due to higher corporate services personnel costs primarily driven by an increase in headcount in the current quarter compared to the prior year quarter.

Depreciation and amortization expense remained flat compared to the prior year quarter.

Interest Expense, Net

Interest expense, net increased $1.9 million, or 10.7%, to $20.2 million in the current quarter compared to $18.3 million in the prior year quarter. The increase was primarily due to an increase in the average amount of debt outstanding, which increased $106.0 million to $823.4 million during the current quarter from $717.4 million during the prior year quarter, partially offset by a decrease in the weighted average interest rate on our outstanding debt to 9.55% during the current quarter from 10.42% during the prior year quarter.

Benefit from Income Taxes

Benefit from income taxes increased $8.1 million, or 383.3%, to $10.2 million in the current quarter compared to $2.1 million in the prior year quarter. The tax benefit in the current quarter was primarily related to the estimated tax effects of optimizing the timing of certain income tax deductions for prior year loan and fixed asset related deferred tax items, coupled with the overall decrease in the federal tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act.

We account for uncertainty in income taxes in accordance with ASC 740, which requires that a more-likely-than-not threshold (greater than 50 percent) be met before the benefit of a tax position be recognized in the consolidated financial statements and prescribes how such benefit should be measured. Tax positions taken on our tax returns are evaluated for all periods that are open to examination by taxing authorities. Our judgement is required to estimate as to whether and to what extent such positions are more-likely-than-not to be sustained based on merit. While we believe our tax return positions are appropriate and supportable under tax law, reserves are established when we believe that certain positions may not be fully sustained upon review by tax authorities.

As of September 30, 2018, the balance of unrecognized tax benefits was $13.9 million ($13.8 million net of the federal benefit of state matters), all of which, if recognized, would favorably affect the effective tax rate in any future periods. We had $0.6 million ($0.6 million net of the federal benefit of state matters) of unrecognized tax benefits as of September 30, 2017. We do not believe it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits will change by a significant amount. We record interest and penalties related to tax matters as income tax expense in the consolidated statement of income.

Our U.S. tax returns are subject to examination by federal and state taxing authorities. The Internal Revenue Service (the “IRS”) audits for tax years 2011 through 2014 were concluded with no adjustments to our consolidated financial statements. The 2017, 2016 and 2015 tax years are open to examination by the IRS. The years open to examination by state, local, and foreign government authorities vary by jurisdiction, but the statute of limitation is generally three years from the date the tax return is filed.

Net Income (Loss)

Net income (loss) increased $18.7 million, or 554.4%, to $15.3 million during the current quarter compared to a net loss of $3.4 million during the prior year quarter. The increase was primarily due to higher revenue from all products partially offset by higher loan loss provision and higher operating expenses incurred to support the loan growth in the current quarter and an estimated income tax benefit related to optimizing the timing of certain income tax deductions for prior year loan and fixed asset related deferred tax items, coupled with the overall decrease in the federal tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2017

Revenue and Gross Profit

Revenue increased $201.5 million, or 33.6%, to $801.5 million for the nine-month period ended September 30, 2018, or current nine-month period, as compared to $600.0 million for the nine-month period ended September 30, 2017, or prior year nine-month period. On a constant currency basis, revenue increased by $198.2 million, or 33.0%, for the current nine-month period compared to the prior year nine-month period. Our domestic operations contributed an increase of $173.3 million, resulting from a 42.6% increase in domestic installment loan and RPA revenue and a 37.2% increase in line of credit revenue in the current nine-month period compared to the prior year nine-month period primarily driven by growth in our installment and line of credit account products. Additionally, international operations of revenue increased $28.1 million (an increase of $24.9 million on a constant currency basis).

Our gross profit increased by $76.7 million to $407.7 million for the current nine-month period from $331.0 million for the prior year nine-month period. On a constant currency basis, gross profit increased by $74.3 million for the current nine-month period compared to the prior year nine-month period. Our consolidated gross profit margin decreased to 50.9% for the current nine-month period, from 55.2% for the prior year nine-month period. The decrease in gross profit margin was primarily driven by the strong new customer growth of our domestic and international installment loan portfolios resulting in a higher mix of new customers overall which requires higher loss provisions as new customers default at a higher rate than returning customers with a successful history of loan performance. Management expects the consolidated gross profit margin will continue to be influenced by the mix of loans to new and returning customers, the mix of lower yielding and higher yielding loan products, and loan originations.

The following tables set forth the components of revenue and gross profit, separated by product and between domestic and international for the current nine-month period and the prior year nine-month period (in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Revenue by product:
Short-term loans	$161,538	$144,074	$17,464	12.1%
Line of credit accounts	256,633	187,172	69,461	37.1
Installment loans and RPAs	382,264	268,069	114,195	42.6
Total loans and finance receivables revenue	800,435	599,315	201,120	33.6
Other	1,043	730	313	42.9
Total revenue	$801,478	$600,045	$201,433	33.6%

Revenue by product (% to total):
Short-term loans	20.2%	24.0%
Line of credit accounts	32.0	31.2
Installment loans and RPAs	47.7	44.7
Total loans and finance receivables revenue	99.9	99.9
Other	0.1	0.1
Total revenue	100.0%	100.0%

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Domestic:
Revenue	$677,658	$504,326	$173,332	34.4%
Cost of revenue	333,021	226,461	106,560	47.1
Gross profit	$344,637	$277,865	$66,772	24.0
Gross profit margin	50.9%	55.1%	(4.2)%	(7.6)%
International:
Revenue	$123,820	$95,719	$28,101	29.4%
Cost of revenue	60,789	42,626	18,163	42.6
Gross profit	$63,031	$53,093	$9,938	18.7
Gross profit margin	50.9%	55.5%	(4.6)%	(8.3)%
Total:
Revenue	$801,478	$600,045	$201,433	33.6%
Cost of revenue	393,810	269,087	124,723	46.4
Gross profit	$407,668	$330,958	$76,710	23.2
Gross profit margin	50.9%	55.2%	(4.3)%	(7.8)%

Average Loan Origination

The average loan origination amount is calculated as the total amount of combined loans originated and renewed for the period divided by the total number of combined loans originated and renewed for the period. The following table shows the average loan origination amount by product for the current nine-month period compared to the prior year nine-month period:

	Nine Months Ended
	September 30,
	2018	2017
Average loan origination amount (in ones) (a)
Short-term loans (b)	$463	$453
Line of credit accounts (c)	338	297
Installment loans (b)(d)	1,661	1,617
Total loans (b)(d)	$573	$522

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount increased to $573 during the current nine-month period compared to $522 during the prior year nine-month period.

Loans and Finance Receivables Loss Experience

The cost of revenue in the current nine-month period was $393.8 million, which was composed of $393.8 million related to Company-owned loans and finance receivables. The cost of revenue in the prior year nine-month period was $269.0 million, which was composed of $269.0 million related to Company-owned loans and finance receivables. Total charge-offs, net of recoveries, were $363.9 million and $264.1 million in the current nine-month period and the prior year nine-month period, respectively.

Total Expenses

Total expenses increased $35.1 million, or 15.2%, to $265.1 million in the current nine-month period, compared to $230.0 million in the prior year nine-month period. On a constant currency basis, total expenses increased $34.4 million, or 15.0%, for the current nine-month period compared to the prior year nine-month period.

Marketing expense increased to $93.1 million in the current nine-month period compared to $70.0 million in the prior year nine-month period. The increase was primarily due to higher direct mail costs related to our domestic products, volume from lead providers in both our domestic and international businesses and domestic television advertising.

Operations and technology expense increased to $81.0 million in the current nine-month period compared to $72.5 million in the prior year nine-month period, primarily due to higher personnel expenses, underwriting and transaction costs.

General and administrative expense increased $2.5 million, or 3.2%, to $79.6 million in the current nine-month period compared to $77.1 million in the prior year nine-month period, primarily due to higher corporate services personnel costs primarily driven by higher incentive accruals reflecting strong financial performance in the current nine-month period.

Depreciation and amortization expense increased $1.0 million, or 9.3%, in the current nine-month period compared to the prior year nine-month period, primarily due to an increase in fixed assets driven by higher capitalized software development costs.

Interest Expense, Net

Interest expense, net increased $6.8 million, or 12.8%, to $59.3 million in the current nine-month period compared to $52.5 million in the prior year nine-month period. The increase was primarily due to an increase in the average amount of debt outstanding, which increased $126.5 million to $790.0 million during the current nine-month period from $663.5 million during the prior year nine-month period, partially offset by a decrease in the weighted average interest rate on our outstanding debt to 9.80% during the current nine-month period from 10.58% during the prior year nine-month period.

Provision for Income Taxes

Provision for income taxes decreased $9.0 million, or 78.6%, to $2.5 million in the current nine-month period compared to $11.5 million in the prior year nine-month period. The decrease was primarily due to a decrease in effective tax rate to 3.9% in the current nine-month period from 34.0% in the prior year nine-month period partially offset by an 88.7% increase in income before income taxes. The decrease in the effective tax rate is primarily related to the estimated tax effects of optimizing the timing of certain income tax deductions for prior year loan and fixed asset related deferred tax items, coupled with the overall decrease in the federal tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act.

Net Income

Net income increased $39.0 million, or 174.8%, to $61.4 million during the current nine-month period compared to $22.4 million during the prior year nine-month period. The increase was primarily due to higher revenue from all products partially offset by higher loan loss provision and higher operating expenses incurred to support the loan growth in the current nine-month period and a decrease in the provision for income taxes related to the estimated tax effects of optimizing the timing of certain income tax deductions for prior year loan and fixed asset related deferred tax items, coupled with the overall decrease in the federal tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

Historically, we have generated significant cash flow through normal operating activities for funding both long-term and short-term needs. Our near-term liquidity is managed to ensure that adequate resources are available to fund our seasonal working capital growth, which is driven by demand for our loan and financing products, and to meet the continued growth in the demand for our near-prime installment products. On May 30, 2014, we issued and sold $500.0 million of 9.75% senior notes due 2021 (the “2021 Senior Notes”). On September 1, 2017, we issued and sold $250.0 million in aggregate principal amount of 8.50% Senior Notes due 2024 (the “2024 Senior Notes”) and used the net proceeds, in part, to retire $155.0 million in 2021 Senior Notes. On January 21, 2018 we redeemed an additional $50.0 million in principal amount of the outstanding 2021 Senior Notes. On September 19, 2018 we issued and sold $375.0 million in aggregate principal amount of 8.50% Senior Notes due 2025 (the “2025 Senior Notes”) and used the net proceeds, in part, to retire $178.5 million in 2021 Senior Notes. On October 11, 2018, we redeemed the remaining $116.5 million in principal amount of the outstanding 2021 Senior Notes at a redemption price equal to 104.875% of the principal amount, as set forth in the 2021 Senior Notes Indenture, plus accrued and unpaid interest thereon. In connection with the October 11, 2018 purchase, we recorded a loss on extinguishment of debt of approximately $7.6 million, which will be included in “Loss on early extinguishment of debt” in the consolidated statements of income. On June 30, 2017, we entered into a secured revolving credit agreement (as amended the “2017 Credit Agreement”) which replaced our previous credit agreement (the “2014 Credit Agreement”) that was terminated on June 30, 2017. On April 13, 2018, we and certain of our operating subsidiaries entered into an amendment of our 2017 Credit Agreement, and on October 5, 2018 we and certain of our operating subsidiaries entered into a second amendment of our 2017 Credit Agreement, as further described below. As of October 30, 2018, our available borrowings under the 2017 Credit Agreement were $51.4 million. On January 15, 2016 and December 1, 2016, we entered into the 2016‑1 and 2016‑2 Securitization Facilities, respectively, as further described below. On October 20, 2017, we amended and restated the 2016-1 Securitization Facility, as further described below. On July 23, 2018 and October 23, 2018, we and several of our subsidiaries entered into the 2018-1 and 2018-2 Securitization Facilities, respectively, as further described below. On October 25, 2018, we announced that an indirect subsidiary intends to offer Asset Backed Notes, as further described below. As of October 30, 2018, the outstanding balance under our securitization facilities was $202.1 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the 2017 Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer loan securitization facilities.

As of September 30, 2018, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the 2017 Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending which could be expected to generate additional liquidity.

8.50% Senior Unsecured Notes Due 2025

On September 19, 2018, we issued and sold the 2025 Senior Notes. The 2025 Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States pursuant to Regulation S under the Securities Act. The 2025 Senior Notes bear interest at a rate of 8.50% annually on the principal amount payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019. The 2025 Senior Notes were sold at a price of 100%. The 2025 Senior Notes will mature on September 15, 2025. The 2025 Senior Notes are unsecured debt obligations of ours, and are unconditionally guaranteed by certain of our domestic subsidiaries.

The 2025 Senior Notes are redeemable at our option, in whole or in part, (i) at any time prior to September 15, 2021 at 100% of the aggregate principal amount of 2025 Senior Notes redeemed plus the applicable “make whole” premium specified in the indenture that governs our 2025 Notes (the “2025 Senior Notes Indenture”), plus accrued and unpaid interest, if any, to the redemption date and (ii) at any time on or after September 15, 2021 at the premium, if any, specified in the 2025 Senior Notes Indenture that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to September 15, 2021, at our option, we may redeem up to 40% of the aggregate principal amount of the 2025 Senior Notes at a redemption price of 108.5% of the aggregate principal amount of 2025 Senior Notes redeemed, plus accrued and unpaid interest, if any, to the redemption date, with the proceeds of certain equity offerings as described in the 2025 Senior Notes Indenture.

The 2025 Senior Notes and the related guarantees have not been and will not be registered under the Securities Act, or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities or blue sky laws and foreign securities laws.

We used a portion of the net proceeds of the 2025 Senior Notes offering to retire $178.5 million of the remaining outstanding 2021 Senior Notes through a cash tender offer, to pay the related accrued interest, premiums, fees and expenses associated therewith and for general corporate purposes, which may include working capital and future repurchases of our outstanding debt securities. In October 2018 we used a portion of the remaining net proceeds of the 2025 Senior Notes to redeem the remaining $116.5 million principal balance of the 2021 Senior Notes.

8.50% Senior Unsecured Notes Due 2024

On September 1, 2017, we issued and sold the 2024 Senior Notes. The 2024 Senior Notes were sold to qualified institutional buyers in accordance with the Securities Act and outside the United States pursuant to Regulation S under the Securities Act. The 2024 Senior Notes bear interest at a rate of 8.50% annually on the principal amount payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2018. The 2024 Senior Notes were sold at a price of 100%. The 2024 Senior Notes will mature on September 1, 2024. The 2024 Senior Notes are unsecured debt obligations of ours, and are unconditionally guaranteed by certain of our domestic subsidiaries.

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

We used the net proceeds of the 2024 Senior Notes offering to retire a portion of our outstanding 2021 Senior Notes, to pay the related accrued interest, premiums, fees and expenses associated therewith and for general corporate purposes, which may include working capital and future repurchases of our outstanding debt securities.

Consumer Loan Securitization

2018-A Notes

On October 25, 2018, we announced that an indirect subsidiary intends to offer, subject to market and other customary conditions, $95,000,000 Class A Asset Backed Notes (the “Class A Notes”) and $30,400,000 Class B Asset Backed Notes (the “Class B Notes” and, collectively with the Class A Notes, the “2018-A Notes”), with an anticipated closing date of on or about October 31, 2018 (the “2018-A Closing Date”). The Class A Notes will bear interest at 4.20% and the Class B Notes will bear interest at 7.37%. The 2018-A Notes will be backed by a pool of Receivables and will represent obligations of the issuer only. The 2018-A Notes will not be guaranteed by us.

The net proceeds of the offering of the 2018-A Notes on the 2018-A Closing Date will be used to acquire the Receivables from us, fund a reserve account and pay fees and expenses incurred in connection with the transaction.

The 2018-A Notes will be offered only to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act. The 2018-A Notes have not been registered under the Securities Act, or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States without registration or an applicable exemption from the Securities Act and applicable state securities or blue sky laws and foreign securities laws.

2018-2 Facility

On October 23, 2018, we and several of our subsidiaries entered into a receivables funding agreement (the “2018-2 Facility”) with Credit Suisse AG, New York Branch, as agent (the “Agent”). The 2018-2 Facility collateralizes Receivables that have been and will be originated or acquired under our NetCredit brand by several of our subsidiaries and that meet specified eligibility criteria in exchange for a revolving note. Under the 2018-2 Facility, Receivables are sold to a wholly-owned special purpose subsidiary of ours (the “2018-2 Debtor”) and serviced by another subsidiary of ours.

The 2018-2 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which is required to be secured by 1.25 times the drawn amount in eligible Receivables. The 2018-2 Facility is non-recourse to us and matures on October 23, 2022.

The 2018-2 Facility is governed by a loan and security agreement, dated as of October 23, 2018, between the Agent, the 2018-2 Debtor and certain other lenders and agent parties thereto. The 2018-2 Facility bears interest at a rate per annum equal to one-month LIBOR (subject to a floor) plus an applicable margin, which rate per annum is 3.75%. In addition, the 2018-2 Debtor paid certain customary upfront closing fees to the Agent. Interest payments on the 2018-2 Facility will be made monthly. The 2018-2 Debtor shall be permitted to prepay the 2018-2 Facility, subject to certain fees and conditions. Any remaining amounts outstanding will be payable no later than October 23, 2022, the final maturity date.

All amounts due under the 2018-2 Facility are secured by all of the 2018-2 Debtor’s assets, which include the Receivables transferred to the 2018-2 Debtor, related rights under the Receivables, a bank account and certain other related collateral.

The 2018-2 Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay their loans; covenants regarding special purpose entity matters; and default and termination provisions that provide for the acceleration of the 2018-2 Facility in circumstances including, but not limited to, failure to make payments when due, servicer defaults, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the Receivables and defaults under other material indebtedness of the 2018-2 Debtor.

2018‑1 Facility

On July 23, 2018, we and several of our subsidiaries entered into a receivables funding agreement (the “2018‑1 Facility”) with Pacific Western Bank, as lender (the “2018‑1 Lender”). The 2018‑1 Facility collateralizes unsecured consumer installment loans (“Receivables”) that have been and will be originated or acquired under our NetCredit brand by several of our subsidiaries and that meet specified eligibility criteria in exchange for a revolving note. Under the 2018‑1 Facility, Receivables are sold to a wholly-owned special purpose subsidiary of ours (the “2018‑1 Debtor”) and serviced by another subsidiary of ours.

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

2016‑1 Facility

On January 15, 2016, we and certain of our subsidiaries entered into a receivables securitization (as amended, the “2016‑1 Securitization Facility”) with certain purchasers, Jefferies Funding LLC, as administrative agent (the “Administrative Agent”) and Bankers Trust Company, as indenture trustee and securities intermediary (the “Indenture Trustee”). The 2016‑1 Securitization Facility securitizes Receivables that have been, or will be, originated or acquired under our NetCredit brand and that meet specified eligibility criteria. Under the 2016‑1 Securitization Facility, Receivables are sold to a wholly-owned special purpose subsidiary (the “Issuer”) and serviced by another subsidiary. The 2016-1 Securitization Facility was amended on July 26, 2016, August 17, 2016, September 12, 2016, October 20, 2016, November 14, 2016 and December 14, 2016. The 2016-1 Securitization Facility, as amended, provided for a maximum principal amount of $275 million, variable funding notes maximum principal amount of $30 million per month and a revolving period of the facility ending in October 2017.

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

In connection with the amendment and restatement, all of the outstanding notes issued by the Issuer prior to the Amendment Closing Date were redeemed and the Issuer issued an initial term note with an initial principal amount of $181.1 million (the “2017 Initial Term Note”) and variable funding notes (the “2017 Variable Funding Notes”) with an aggregate committed availability of $75 million per quarter with an option to increase the commitment to $90 million with the consent of the holders of the 2017 Variable Funding Notes. As described below, the Issuer will subsequently issue term notes (the “2017 Term Notes” and, together with the 2017 Initial Term Note and the 2017 Variable Funding Notes, the “2017 Securitization Notes”) at the end of each calendar quarter. The maximum principal amount of the 2017 Securitization Notes that may be outstanding at any time under the Amended Facility is $275 million.

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

2016‑2 Facility

On December 1, 2016, we and certain of our subsidiaries entered into a receivables securitization (the “2016‑2 Facility”) with Redpoint Capital Asset Funding, LLC, as lender (the “Lender”). The 2016‑2 Facility securitizes Receivables that have been and will be originated or acquired under our NetCredit brand by several of our subsidiaries and that meet specified eligibility criteria, including that the annual percentage rate for each securitized consumer loan is greater than or equal to 90%. Under the 2016‑2 Facility, Receivables are sold to a wholly-owned special purpose subsidiary of ours (the “Debtor”) and serviced by another subsidiary of ours.

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

All amounts due under the 2016‑2 Facility are secured by all of the Debtor’s assets, which include the Receivables transferred to the Debtor, related rights under the Receivables, a bank account and certain other related collateral.

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

2017 Credit Agreement

On June 30, 2017, we and certain of our operating subsidiaries entered into a secured revolving credit agreement with a syndicate of banks including TBK Bank, SSB (“TBK”), as administrative agent and collateral agent, Jefferies Finance LLC and TBK as joint lead arrangers and joint lead bookrunners, and Green Bank, N.A., as lender. On April 13, 2018, the 2017 Credit Agreement was amended to include Pacific Western Bank, as lender, in the syndicate of lenders from the 2017 Credit Agreement. On October 5, 2018 the 2017 Credit Agreement was amended to include Axos Bank, as lender, in the syndicate of lenders from the 2017 Credit Agreement.

The 2017 Credit Agreement is secured by domestic receivables. The borrowing limit in the 2017 Credit Agreement, as amended on October 5, 2018, is $125 million (an increase from $75 million as provided by the first amendment) and its maturity date is May 1, 2020. We had no outstanding borrowings under the 2017 Credit Agreement as of September 30, 2018.

The 2017 Credit Agreement provides for a revolving credit line with interest on borrowings under the facility at prime rate plus 1.00%. In addition, the 2017 Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the line, and ranges from 0.30% per annum to 0.50% per annum depending on usage. A portion of the revolving credit facility, up to a maximum of $20 million, is available for the issuance of letters of credit. We had outstanding letters of credit under the 2017 Credit Agreement of $3.6 million as of September 30, 2018. The 2017 Credit Agreement provides for certain prepayment penalties if it is terminated on or before its first and second anniversary date, subject to certain exceptions.

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

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash flows provided by operating activities	$468,160	$311,297
Cash flows used in investing activities
Loans and finance receivables	$(505,938)	$(325,859)
Purchases of property and equipment	(11,303)	(10,804)
Other investing activities	93	1,798
Total cash flows used in investing activities	$(517,148)	$(334,865)
Cash flows provided by financing activities	$141,234	$93,101

Cash Flows from Operating Activities

Net cash provided by operating activities increased $156.9 million, or 50.4%, to $468.2 million for the current nine-month period from $311.3 million for the prior year nine-month period. The increase was primarily driven by a $124.7 million increase in cost of revenue, a non-cash expense, during the current nine-month period, and a $39.0 million increase in net income.

Other significant changes in net cash provided by operating activities for the current nine-month period compared to the prior year nine-month period included cash flows from the following activities:

•

changes in current income taxes resulted in a $31.9 million decrease in net cash provided by operating activities, primarily due to the ability to recover prior year taxes through net operating loss carrybacks;

•

changes in deferred income taxes, net resulted in a $31.1 million increase in net cash provided by operating activities, primarily due to the estimated tax effects of optimizing the timing of certain income tax deductions for prior year loan and fixed asset related deferred tax items;

•

changes in finance and service charges on loans and finance receivables resulted in a $14.2 million decrease in net cash provided by operating activities as a result of higher rate of loans and finance receivables originated or purchased compared to loans and finance receivables repaid.

•

changes in accounts payable and accrued expenses resulted in a $4.0 million increase in net cash provided by operating activities, primarily due to a decrease in accrued expense liabilities in the prior year nine-month period; and

•	changes in the loss on early extinguishment of debt resulted in a $2.3 million increase in net cash provided by operating activities.

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

Cash Flows from Investing Activities

Net cash used in investing activities increased $182.3 million, or 54.4%, for the current nine-month period compared to the prior year nine-month period. This increase was primarily due to a $180.1 million increase in net cash invested in loans and finance receivables, reflecting a $279.6 million increase in the amount of loans and finance receivables originated or acquired partially offset by a $99.5 million increase payments received from customers. Additionally, purchases of property and equipment increased $0.5 million for the current nine-month period compared to the prior year nine-month period.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the current nine-month period primarily reflects borrowings of $375.0 million related to the issuance of our 2025 Senior Notes, $228.5 million in payments under our 2021 Senior Notes, $14.8 million in net borrowings under our securitization facilities, $13.1 million in penalties paid in connection with the early payments of our 2021 Senior Notes, $9.2 million in debt issuance costs primarily related to the issuance our 2025 Senior Notes, $6.7 million of proceeds from the exercise of stock options, and the $3.0 million payment of our promissory note related to a previous acquisition. Cash flows provided by financing activities for the prior year nine-month period primarily reflects borrowings of $250.0 million related to the issuance of our 2024 Senior Notes, $155.0 million in payments under our 2021 Senior Notes, $21.1 million in net borrowings under our securitization facilities, an $11.3 million penalty paid in connection with the early payment of our 2021 Senior Notes and $9.6 million of debt issuance costs paid in connection with the 2024 Senior Notes and 2017 Credit Agreement. Additionally, on September 15, 2017, we announced the Board of Directors had authorized a share repurchase program for the repurchase of up to $25.0 million of our common stock through December 31, 2019 (the “September 2017 Authorization”). During the prior year nine-month period, we paid $1.1 million to repurchase common stock under the September 2017 Authorization.

OFF-BALANCE SHEET ARRANGEMENTS

In certain markets, we arrange for consumers to obtain consumer loan products from independent third-party lenders through our CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loan. When a customer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan received by the customer from the third-party lender if the customer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default, which generally occurs after one payment is missed. As of September 30, 2018 and 2017, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $30.1 million and $28.9 million, respectively, which were guaranteed by us. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by us of $2.2 million and $2.0 million, as of September 30, 2018 and 2017, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets. Our CSO programs are further described under the caption “Products and Services” above.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2018 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b) (in thousands)
July 1 – July 31, 2018	644	36.55	—	21,454
August 1 – August 31, 2018	—	—	—	21,454
September 1 – September 30, 2018	546	30.95	—	21,454
Total	1,190	$33.98	—	$21,454

(a)	Shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans.
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

4.1

Indenture, dated as of September 19, 2018, by and among Enova International, Inc., each of the guarantors party thereto and Computershare Trust Company, N.A., as trustee and the Form of 8.500% Senior Note due 2025

10.1	Loan and Security Agreement, dated July 23, 2018, by and between Pacific Western Bank and EFR 2018-1, LLC

10.2	Receivables Purchase Agreement, dated July 23, 2018 by and between EFR 2018-1, LLC, as purchaser, and NetCredit Funding, LLC, as seller

10.3

Purchase Agreement by and among Enova International, Inc., the Guarantors party thereto and Credit Suisse Securities (USA) LLC, as Representative of the Initial Purchasers listed therein, dated September 14, 2018

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

Date: October 31, 2018	ENOVA INTERNATIONAL, INC.

	By:	/s/ Steven E. Cunningham
Steven E. Cunningham
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)