Form 10-K
period 2018-12-31
Enova International, Inc.
filed 2019-02-27
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter time that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of 32,270,404 shares of the registrant’s common stock, par value $0.00001 per share, held by non-affiliates on June 30, 2018 was approximately $1,216,033,266.

At February 22, 2019 there were 33,490,724 shares of the registrant’s Common Stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

ENOVA INTERNATIONAL, INC.

YEAR ENDED DECEMBER 31, 2018

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

•	changes in our U.K. business practices in response to the requirements of the Financial Conduct Authority;
•	the effect of and compliance with enforcement actions, orders and agreements issued by applicable regulators, such as the January 2019 Consent Order issued by the Consumer Financial Protection Bureau;
•	our ability to process or collect loans and finance receivables through the Automated Clearing House system;
•	the deterioration of the political, regulatory or economic environment in countries where we operate or in the future may operate;
•	the actions of third parties who provide, acquire or offer products and services to, from or for us;
•	public and regulatory perception of the consumer loan business, small business financing and our business practices;
•	the effect of any current or future litigation proceedings and any judicial decisions or rulemaking that affects us, our products or the legality or enforceability of our arbitration agreements;
•	changes in demand for our services, changes in competition and the continued acceptance of the online channel by our customers;
•	changes in our ability to satisfy our debt obligations or to refinance existing debt obligations or obtain new capital to finance growth;
•	a prolonged interruption in the operations of our facilities, systems and business functions, including our information technology and other business systems;
•	our ability to maintain an allowance or liability for estimated losses that is adequate to absorb credit losses;
•

compliance with laws and regulations applicable to our international operations, including anti-corruption laws such as the Foreign Corrupt Practices Act and the U.K. Bribery Act 2010 and international anti-money laundering, trade and economic sanctions laws;

•	our ability to attract and retain qualified officers;
•	cyber-attacks or security breaches;
•	acts of God, war or terrorism, pandemics and other events;
•	the ability to successfully integrate newly acquired businesses into our operations;
•	interest rate and foreign currency exchange rate fluctuations;
•	changes in the capital markets, including the debt and equity markets;

•	the effect of any of the above changes on our business or the markets in which we operate; and
•	other risks and uncertainties described herein

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

Overview

We are a leading technology and analytics company focused on providing online financial services. In 2018, we extended approximately $2.5 billion in credit or financing to borrowers. As of December 31, 2018, we offered or arranged loans or draws on lines of credit to consumers in 32 states in the United States and in the United Kingdom and Brazil. We also offered financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through December 31, 2018, we have completed over 47.5 million customer transactions and collected approximately 26 terabytes of currently accessible consumer behavior data, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include short-term loans, line of credit accounts, installment loans and receivables purchase agreements (“RPAs”).

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

We have developed proprietary underwriting systems based on data we have collected over our more than 14 years of experience. These systems employ advanced risk analytics to decide whether to approve financing transactions, to structure the amount and terms of the financings we offer pursuant to jurisdiction-specific regulations and to provide customers with their funds quickly and efficiently. Our systems closely monitor collection and portfolio performance data that we use to continually refine the analytical models and statistical measures used in making our credit, purchase, marketing and collection decisions.

Our flexible and scalable technology platforms allow us to process and complete customers’ transactions quickly and efficiently. In 2018, we processed approximately 4.3 million transactions, and we continue to grow our loan and finance receivables portfolio and increase the number of customers we serve through desktop, tablet and mobile platforms. Our highly customizable technology platforms allow us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In 2012, we launched a new product in the United States designed to serve near-prime customers. In April 2014, we launched On Stride Financial, an installment loan product, in the United Kingdom. In June 2014, we launched our business in Brazil, where we arrange financing for borrowers through a third-party lender. In addition, in July 2014, we introduced a new line of credit product in the United States to serve the needs of small businesses. In June 2015, we further expanded our product offering by acquiring certain assets of a company that provides financing and installment loans to small businesses by offering RPAs (see Note 2 in the Notes to Consolidated Financial Statements). These new products have allowed us to further diversify our product offerings, customer base and geographic scope. In 2018, we derived 85.0% of our total revenue from the United States and 15.0% of our total revenue internationally, with 84.4% of international revenue (representing 12.7% of our total revenue) generated in the United Kingdom.

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

Once a potential customer submits an application, we quickly provide a credit or purchase decision. If a loan or financing is approved, we or our lending partner typically fund the loan or financing the next business day or, in some cases, the same day. During the entire process, from application through payment, we provide access to our well-trained customer service team. All of our operations, from customer acquisition through collections, are structured to build customer satisfaction and loyalty, in the event that a customer has a need for our products in the future. We have developed a series of sophisticated proprietary scoring models to support our various products. We believe that these models are an integral component of our operations and allow us to complete a high volume of customer transactions while actively managing risk and the related credit quality of our loan and finance receivable portfolios. We believe our successful application of these technology innovations differentiates our capabilities relative to competitive platforms as evidenced by our history of strong growth and stable credit quality.

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

Short-term consumer loans. Short-term consumer loans are unsecured loans written by us or by a third-party lender through our credit services organization and credit access business programs, which we refer to as our CSO programs, that we arrange and guarantee. As of December 31, 2018, we offered or arranged short-term consumer loans in 17 states in the United States and the United Kingdom. Short-term consumer loans generally have terms of seven to 90 days, with proceeds typically deposited promptly in the customer’s bank account in exchange for a pre-authorized debit from their account or debit card. Due to the credit risk and high transaction costs of serving our customer segment, the interest and/or fees we charge are generally considered to be higher than the interest or fees charged to consumers with superior credit histories by banks and similar lenders who are typically unwilling to make unsecured loans to non-prime credit consumers. Our short-term consumer loans contributed approximately 19.7% of our total revenue in 2018, 23.4% in 2017, and 26.3% in 2016.

Line of credit accounts. We offer new consumer line of credit accounts in seven states (and continue to service existing line of credit accounts in one additional state) in the United States and business line of credit accounts in 36 states in the United States, which allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with their terms of the line of credit account. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit. Our line of credit accounts contributed approximately 32.6% of our total revenue in 2018, 31.1% in 2017, and 29.6% in 2016.

Installment loans. Installment loans are longer-term loans that generally require the outstanding principal balance to be paid down in multiple installments. We offer, or arrange through our CSO programs, as defined below, multi-payment unsecured consumer installment loan products in 17 states in the United States and small business installment loans in 18 states. We also offer or arrange multi-payment unsecured consumer installment loan products in the United Kingdom and Brazil. Terms for our installment loan products range between two and 60 months. These loans generally have higher principal amounts than short-term loans. The loan may be repaid early at any time with no prepayment charges. Our installment loans contributed approximately 46.4% of our total revenue in 2018, 43.6% in 2017, and 41.4% in 2016.

We have been investing and will continue to invest in the growth of our near-prime installment lending portfolio.

Receivables purchase agreements. Under RPAs, small businesses receive funds in exchange for a portion of the business’s future receivables at an agreed upon discount. In contrast, lending is a commitment to repay principal and interest and/or fees. A small business customer who enters into an RPA commits to delivering a percentage of its receivables through ACH or wire debits or by splitting credit card receipts until all purchased receivables are delivered. We offer RPAs in all 50 states and in Washington D.C. in the United States. RPAs contributed approximately 1.2% of our total revenue in 2018, 1.8% in 2017, and 2.5% in 2016.

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

As of December 31, 2018, 2017 and 2016, the outstanding amount of active short-term consumer loans originated by third-party lenders under the CSO programs was $25.4 million, $28.9 million and $26.1 million, respectively, which were guaranteed by us. The outstanding amount of active installment loans originated by third-party lenders under the CSO programs was $4.3 million, $5.2 million and $6.1 million as of December 31, 2018, 2017 and 2016, respectively, which were guaranteed by us.

Bank program. In March 2016, we launched a program with a state-chartered bank where we provide technology, loan servicing and marketing services to the bank (the “Bank Program”). Our bank partner offered unsecured consumer installment loans with an APR at or below 36%. We also had the ability to purchase loans originated through this program. In May 2018, as a result of a change in the law in Ohio, our bank partner suspended lending and we suspended purchasing loans through this program. We plan to continue and grow this program in the future by adding new partners and expanding into additional states. Revenue generated from this program for the years ended December 31, 2018, 2017 and 2016 was 1.7%, 2.1% and 0.6% of our total revenue, respectively.

Decision Management Platform-as-a-Service (“dmPaaS”) and Analytics-as-a-Service (“AaaS”). Launched under our Enova Decisions brand in 2016, we help businesses make better decisions faster by providing our decision management platform and analytics expertise as a service. Our solutions are designed to automate or augment customer decisions including, but not limited to, credit risk, fraud risk, identity verification, customer profitability, payments, and collection. Services offered under our dmPaaS include machine learning model deployment, business rules management, data source connectivity, decision flow authoring, decision simulation, experiments, and real-time decision flow execution via API. Through our AaaS offerings, we provide tailored predictive/prescriptive analytic model development, explainable machine learning, and mathematical optimization. Industries served include financial services, communications, telecommunications, healthcare, and higher education in North America and Asia. Although still less than 1% of total revenue, we plan to continue to grow this program through increasing the size of our sales team, adding new partners, and continued enhancement of our technology.

Our Markets

We currently provide our services in the following countries:

United States. We began our online business in the United States in May 2004. As of December 31, 2018, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, Headway Capital at www.headwaycapital.com and The Business Backer at www.businessbacker.com. The United States represented 85.0% of our total revenue in 2018 and 84.1% of our total revenue in 2017.

United Kingdom. We provide services in the United Kingdom under the names QuickQuid at www.quickquid.co.uk, Pounds to Pocket at www.poundstopocket.co.uk and On Stride Financial at www.onstride.co.uk. We began our QuickQuid short-term consumer loan business in July 2007, our Pounds to Pocket installment loan business in September 2010, and our On Stride installment loan business in April 2014. The United Kingdom represented 12.7% of our total revenue in 2018 and 13.6% of our total revenue in 2017.

Brazil. In June 2014, we launched our business in Brazil under the name Simplic at www.simplic.com.br, where we arrange installment loans for a third party lender. We plan to continue to invest in and expand our financial services program in Brazil. Brazil represented 2.3% of total revenue in 2018 and 2.2% of total revenue in 2017.

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

This growth in product offerings and geographic markets has resulted in significant revenue diversification, as set forth below:

Additional financial information regarding our operating segment and each of the geographic areas in which we do business is provided in Note 17 in the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report.

Our Industry

The internet has transformed how consumers and small businesses shop for and acquire products and services. According to a study by the United Nations, 51.2% of the world’s population had access to the internet in 2018, a 7% increase from 2015. International Data Corporation reported that global internet usage is expected to increase at a pace of 2% annually through 2020. Accompanying the rise in internet usage is the continued disruption of storefront retail by e-commerce companies like Amazon, as consumers flock to purchase goods and interact with businesses online. According to the U.S. Census Bureau, e-commerce sales as a percent of total quarterly retail sales in the United States more than doubled from the first quarter of 2009 to the third quarter of 2018, reaching 9.1%. In addition, a number of traditional financial services, such as banking, bill payment and investing, have become widely available online. A March 2018 report by the Consumer and Community Development Research Section of the Federal Reserve Board’s Division of Consumer and Community Affairs found that approximately 50% of bank customers in a U.S. sample have used mobile banking as a means of accessing banking services. This level of use highlights the extent to which consumers now accept the internet for conducting their financial transactions and are willing to entrust their financial information to online companies. We believe the increased acceptance of online financial services has led to an increased demand for online lending and financing, the benefits of which include customer privacy, easy access, security, 24/7 availability to apply for a loan or financing, speed of funding and transparency of fees and interest.

We use the internet to serve the large and growing number of underbanked consumers and small businesses that have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. Demand from consumers has been fueled by several demographic and socioeconomic trends, including an overall increase in the population and stagnant to declining growth in the household income for working-class individuals. The necessity for alternative financial services was highlighted by a May 2018 report from the Federal Reserve, which found that 41% of respondents could not cover an emergency expense of $400, or would cover it by selling something or borrowing money. The report also found a sizeable portion of the population (23%) is unbanked or underbanked, with half of unbanked consumers turning to alternative financial services options in the prior year. Approximately 32% of respondents who applied for credit were denied credit or were offered less credit than they desired, and 4% of respondents desired credit but did not apply for fear of denial.

Small businesses are also suffering from lack of access to credit from traditional lenders. Among a sample of small businesses surveyed for the National Small Business Association’s 2017 Year-End Economic Report, 20% reported that lack of available capital is one of the three most significant challenges to the future growth and survival of their business. Similarly, according to a 2017 study by the Federal Reserve Banks, only 34% of nonemployer firms that were approved for financing received the full amount requested. Online lending and funding options are emerging as a solution for small businesses that are seeking capital. According to a 2017 report from the Cambridge Centre for Alternative Finance, online alternative finance platforms in the United States facilitated more than $6.9 billion of loans to small and medium enterprises in 2015, up 145% from the previous year. The Federal Reserve found that 24% of small businesses surveyed applied for credit from online lenders. Aside from the need for capital, businesses seek out online lenders for their often faster, easier application process. In the Federal Reserve study, approved applicants cited the long wait for a credit decision and the difficult application process as top reasons for their dissatisfaction with banks, whereas online lenders performed the best in these areas.

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

With increasing competition across industries, tightening regulations and higher expectations from consumers, businesses are seeking solutions for faster, more accurate decision making. In 2016, we launched a product that uses our proprietary technology and analytics capabilities to offer businesses a solution for real-time decisioning at scale. The analytics-as-a-service market was valued at more than $7 billion, and, according to a report by Orbis Research, the market is expected to experience a CAGR of 30% between 2017 and 2022, reaching a value of $49 billion by the end of 2022.

Our Customers

Our subprime consumer customer base is comprised largely of individuals living in households that earn an average annual income of $41,000 in the United States and £25,000 in the United Kingdom, and our U.S. near-prime customers earn an average annual income of $58,000. Based on our analysis of industry data, we believe our addressable markets are approximately 68 million and 7 million individuals in the United States and the United Kingdom, respectively. The short-term lending market is sizable in the United States, the United Kingdom and Brazil. We estimate there is a $69 billion consumer lending opportunity market in the United States and a $9 billion lending market in the United Kingdom. In Brazil, we estimate there to be an $80 billion consumer loans market. Small business lending is also an attractive market opportunity, with a total U.S. small business loan market of $82 billion. Tighter banking regulations forced banks to vacate the market for loans under $1 million. Loans under $100 thousand are the fastest growing loan segment and over 50% of all small business loan growth. Our small business customers who enter into RPAs average approximately $1.3 million in annual sales and 12 years of operating history, while those who obtain a line of credit account average approximately $495 thousand in annual sales and 6 years of operating history.

Our Competitive Strengths

We believe that the following competitive strengths position us well for continued growth:

•

Significant operating history and first mover advantage. As an early entrant in the online lending sector, we have accumulated approximately 26 terabytes of currently accessible consumer behavior data from more than 47 million transactions in our more than 14 years of experience. This database allows us to market to a customer base with an established borrowing history as well as to better evaluate and underwrite new customers, leading to better loan performance. In order to develop a comparable database, we believe that competitors would need to incur high marketing and customer acquisition costs, overcome customer brand loyalties and have sufficient capital to withstand higher early losses associated with unseasoned loan portfolios. Additionally, we are licensed in all jurisdictions that require licensing and believe that it would be difficult and time-consuming for a new entrant to obtain such licenses. We have also created strong brand recognition over our more than 14 years of operating history and we continue to invest in our brands, such as CashNetUSA, NetCredit, QuickQuid, On Stride Financial, Headway Capital, The Business Backer, Simplic and Enova Decisions, to further increase our visibility.

•

Proprietary analytics, data and underwriting. We have developed a fully integrated decision engine that evaluates and rapidly makes credit and other determinations throughout the customer relationship, including automated decisions regarding marketing, underwriting, customer contact and collections. Our decision engine currently handles more than 100 algorithms and over 1,000 variables. These algorithms are constantly monitored, validated, updated and optimized to continuously improve our operations. Our proprietary models are built on over 14 years of lending history, using advanced statistical methods that take into account our experience with the millions of transactions we have processed during that time and the use of data from numerous third-party sources. Since we designed our system specifically for our specialized products, we believe our system provides more predictive assessments of future loan behavior than traditional credit assessments, such as the Fair Isaac Corporation score (“FICO score”), and therefore, results in better evaluation of our customer base.

•

Scalable and flexible technology platforms. Our proprietary technology platforms are designed to be powerful enough to handle the large volume of data required to evaluate customer applications and flexible enough to capitalize on changing customer preferences, market trends and regulatory requirements. These platforms have enabled us to achieve significant growth over more than 14 years as we have expanded both our product offerings and the geographic markets we serve. We began offering installment loans in the United States and United Kingdom in 2008 and 2010, respectively, and added line of credit products in the United States in 2010. We have experienced significant growth in these products, with revenue contribution from installment and line of credit products increasing from 11.7% of total revenue in 2010 to 80.2% of total revenue in 2018. Similarly, total revenue contribution from our international operations, primarily in the United Kingdom, grew from $40.5 million, or 15.9% of total revenue in 2009, to $335.1 million, or 41.4% of total revenue in 2014. Due to regulatory changes in the United Kingdom, international revenue decreased during 2015 and 2016 to $142.4 million and $122.6 million, respectively. However, international revenue increased to $134.2 million in 2017 and to $167.6 million, or 15.0% of total revenue, in 2018. Due to the scalability of our platform, we were able to achieve this growth without significant investment in additional infrastructure, and over the past three years, capital expenditures have averaged only 1.8% of revenue per year. We expect our advanced technology and underwriting platform to help continue to drive significant growth in our business.

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

•

Diligent regulatory compliance. We conduct our business in a highly regulated industry. We are focused on regulatory compliance and have devoted significant resources to comply with laws that apply to us, while we believe many of our online competitors have traditionally not done so. We tailor our lending products and services to comply with the specific requirements of each of the jurisdictions in which we operate, including laws and regulations relating to interest, fees, loan durations and renewals or extensions, loan amounts, disclosures and underwriting requirements. Our compliance experience and proprietary technology platform allow us to launch new products and to enter new geographic regions with a focus on compliance with applicable laws and customer protection. We are members of industry trade groups, including the Online Lenders Alliance in the United States and the Consumer Finance Association in the United Kingdom, which have promulgated “best practices” for our industry that we have adopted. The flexibility of our online platform enables us to rapidly adapt our products as necessary to comply with changes in regulation, without the need for costly and time-consuming retraining of store-based employees and other expenses faced by our storefront competitors.

•

Proven history of growth and profitability. Over the last eight years, we grew our net loan and finance receivables, which are the gross outstanding balances for our loan and finance receivables carried on the consolidated balance sheets net of the allowance for estimated losses, at a compound annual growth rate of 26.8%, from $163.0 million as of December 31, 2011 to $859.9 million as of December 31, 2018. Over the same period, our revenue grew at a compound annual growth rate of 12.8%, from $480.3 million in 2011 to $1,114.1 million in 2018, while Adjusted EBITDA grew at a compound annual growth rate of 13.3%, from $87.7 million to $210.6 million. Adjusted EBITDA margin has remained steady, increasing slightly from 18.3% of revenue in 2011 to 18.9% of revenue in 2018. See note (a) in “Selected Financial Data—Part II, Item 6” of this report for a reconciliation of Adjusted EBITDA to net income and Adjusted EBITDA as a percentage of total revenue (which is Adjusted EBITDA margin).

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

Our Growth Strategy

•

Increase penetration in existing markets through direct marketing. We believe that we have reached only a small number of the potential customers for our products and services in the markets in which we currently operate. We continue to focus on our direct customer acquisition channels, with direct marketing (traditional and digital) generating approximately 54% of our new consumer transactions in 2018, as compared to 32% in 2009. We believe these channels allow us to reach a larger customer base at a lower acquisition cost than the traditional online lead purchasing model. Additionally, as our smaller and less sophisticated competitors, both online and storefront, struggle to adapt to both regulatory developments and evolving customer preference, we believe we have the opportunity to gain significant market share.

•

Expand globally to reach new markets. We are building on our global reach by entering new markets. In June 2014, we launched our business in Brazil, where we arrange loans for borrowers through a third party lender. We also operated a pilot program in China in 2014 and 2015 where we arranged loans for borrowers through a third party lender but in 2016 decided to address the Chinese market as an analytics provider going forward. We believe that these countries have significant populations of underserved consumers. When pursuing geographic expansion, factors we consider include, among others, whether there is (i) widespread internet usage, (ii) an established and interconnected banking system and (iii) government policy that promotes the extension of credit. Our business in Brazil and our previous pilot in China, as well as our launches into the United Kingdom in 2007 and Australia and Canada in 2009, demonstrate that we can quickly and efficiently enter and explore new markets. Our revenue from international operations has increased from $1.6 million in 2007, or 0.9% of our total revenue, to $167.6 million, or 15.0% of our total revenue in 2018.

•

Introduce new products and services. We plan to attract new categories of consumers and small businesses not served by traditional lenders through the introduction of new products and services. We have introduced new products to expand our businesses from solely single-payment consumer loans to installment loans, line of credit accounts and small business loans and financing, using our analytics expertise and our flexible and scalable technology platform. In 2012, we launched NetCredit, a longer duration installment loan product for near-prime consumers in the United States. In April 2014, we launched On Stride Financial, an installment loan product, in the United Kingdom. In July 2014, we launched Headway Capital, a line of credit product in the United States that serves the needs of small businesses. In June 2015, we completed the purchase of certain assets of a company operating as The Business Backer, which allows us to provide short-term financing to small businesses throughout the United States through RPAs, and in 2017, The Business Backer began offering an installment loan product. In 2016, we launched a program with a state-chartered bank where we provide technology, loan servicing and marketing services to the bank on unsecured installment loans that it makes with consumers that have an APR at or below 36%. In May 2018, as a result of a change in the law in Ohio, our bank partner suspended lending and we suspended purchasing loans through this program. We plan to continue and grow this program in the future by adding new partners and expanding into additional states. Also in 2016, we launched Enova Decisions, our analytics-as-a-service product that uses our proprietary technology and analytics capabilities to offer businesses a solution for real-time decisioning at scale. We intend to continue to evaluate and offer new products and services that complement our online specialty financial services in order to meet the growing needs of our consumers and small businesses.

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
•

Back-end and customer relationship management (“CRM”) systems, which maintain customer-level data and are used by our call center employees to provide real-time information for all inquiries. Our back-end system and CRM systems include, among other things, our contact management system, operational and marketing management system, automated phone system, Interactive Voice Response and call center performance management system;

•	Decision engine, which rapidly evaluates and makes credit and financing decisions throughout the customer relationship; and
•	Financial system, which manages the external interface for funds transfers and provides daily accounting, reconciliation and reporting functions.

The key elements of our technology platforms include:

•

Scalable Information Technology infrastructure. Our Information Technology infrastructure allows us to meet customer demand and accommodate business growth. Our services rely on accessing, evaluating and creating large volumes of data including, for example, information collected from approximately 89 million credit reports during 2018. This rich dataset has grown significantly over our more than 14-year history and will continue to grow as our business expands. We believe that our scalable IT infrastructure enables us to meet substantial growth demands.

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

Proprietary Data and Analytics

Decision Engine

We have developed a fully integrated decision engine that evaluates and rapidly makes credit and other determinations throughout the customer relationship, including automated decisions regarding marketing, underwriting, customer contact and collections. Our decision engine currently handles more than 100 algorithms and over 1,000 variables. The algorithms in use are constantly monitored, validated, updated and optimized to continuously improve our operations. In order to support the daily running and ongoing improvement of our decision engine, we have assembled a highly skilled team of over 60 data and analytics professionals as of December 31, 2018.

Proprietary Data, Models and Underwriting

Our proprietary models are built on more than 14 years of history, using advanced statistical methods that take into account our experience with the millions of transactions we have processed during that time and the use of data from numerous third-party sources. We continually update our underwriting models to manage risk of defaults and to structure loan and financing terms. Our system completes these assessments within seconds of receiving the customer’s data.

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

Working together with multiple vendors, our systems first determine whether customer information submitted matches other indicators regarding the application and that the applicant can authorize transactions for the submitted bank account. To prevent more organized and systematic fraud, we have developed predictive models that incorporate signals from various sources that we have found to be useful in identifying fraud. These models utilize advanced data mining algorithms and recent technologies to effectively identify fraudulent applications with a very low false positive rate. In addition, we have built strong loan processing teams that handle suspicious activities efficiently while minimizing friction in customer experience. Our fraud prevention system incorporates algorithms to differentiate customers in an effort to identify suspected fraudulent activity and to reduce our risks of loss from fraud.

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

Our brand, technology and analytics-powered approach to marketing has enabled us to increase the percentage of consumer loans sourced through direct marketing (where we have more visibility and control than in the lead purchase or affiliate channels) from approximately 32% in 2009 to 54% in 2018, and we believe we have also improved customer brand loyalty during the same period.

Customer Service

We believe that our in-house call center and our emphasis on superior customer service are significant contributors to our growth. To best serve our consumers and small businesses, we use customer-oriented business practices, such as offering extended-hours customer service. We continuously work to improve our customers’ experience and satisfaction by evaluating information from website analytics, customer satisfaction surveys, call center feedback, call monitoring and focus groups. Our call center teams receive training on a regular basis, are monitored by quality assurance managers and adhere to rigorous internal service-level agreements. We do not outsource our call center operations, except in Brazil. We have two call center facilities to support our U.S. and U.K. operations, one in our corporate offices in Chicago and another in Gurnee, Illinois, a Chicago suburb. As of December 31, 2018, we had approximately 600 employees in our call centers supporting our customers.

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

Because numerous competitors offer consumer and small business loan and financing products, and many of our competitors are privately held, it is difficult for us to determine our exact competitive position in the market. However, we believe our principal online competitors in the United States include Avant, Curo, Elevate, and LendUp. Storefront consumer loan lenders that offer loans online or in storefronts are also a source of competition in some of the markets where we offer consumer loans, including Ace Cash Express, Check Into Cash, Check ‘n Go and One Main Financial. For online small business financing, we believe our main competitors are CAN Capital, OnDeck and Kabbage. In the United Kingdom, we believe that our principal online competitors include 118 118 Money, Amigo, Avant, Elevate, Lending Stream, Mr. Lender, PaydayUK, and Satsuma.

Intellectual Property

Protecting our rights to our intellectual property is critical, as it enhances our ability to offer distinctive services and products to our customers, which differentiates us from our competitors. We rely on a combination of trademark laws and trade secret protections in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect the intellectual property rights related to our proprietary analytics, predictive underwriting models, tradenames and marks and software systems. We have several registered trademarks, including CashNetUSA, QuickQuid and our “e” logo. These trademarks have varying expiration dates, and we believe they are materially important to us and we anticipate maintaining them and renewing them.

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

Operations

Management and Personnel

Executive Officers

Our executive officers, and information about each as of December 31, 2018, are listed below.

NAME	POSITION WITH ENOVA	AGE
David Fisher	Chief Executive Officer	49
Greg Zeeman	Chief Operating Officer	50
Kirk Chartier	Chief Marketing Officer	55
Steven Cunningham	Chief Financial Officer	49
Sean Rahilly	General Counsel, Secretary & Chief Compliance Officer	45

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

Sean Rahilly has served as our General Counsel, Secretary and Chief Compliance Officer since June 2018. Mr. Rahilly joined Enova in October 2013 as Chief Compliance Officer. Mr. Rahilly previously served as Assistant General Counsel and Compliance Officer of First American Bank from September 2006 to September 2013. He also served as First American Bank’s Vice President—Community Reinvestment Act and Compliance Officer from January 2006 to September 2006, Vice President—Compliance Manager from November 2003 to January 2006 and Assistant Vice President—Compliance and Community Reinvestment Act from July 2002 to November 2003. Prior to joining First American Bank, Mr. Rahilly served as an attorney with the Law Offices of Victor J. Cacciatore, a project assistant with Schiff Hardin & Waite and in various roles with Pullman Bank and Trust Company. He received a Bachelor of Science in Accountancy from DePaul University College of Commerce and a Juris Doctor from DePaul University College of Law.

Personnel

As of December 31, 2018, we had 1,218 employees.

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

Marketing Laws. Our advertising and marketing activities are subject to several federal laws and regulations including the Federal Trade Commission Act (the “FTC Act”), which prohibits unfair or deceptive acts or practices and false or misleading advertisements in all aspects of our business. As a financial services company, any advertisements related to our products must also comply with the advertising requirements set forth in TILA. Also, any of our telephone marketing activities must comply with the Telephone Consumer Protection Act (the “TCPA”) and the Telemarketing Sales Rule (the “TSR”). The TCPA prohibits the use of automatic telephone dialing systems for communications with wireless phone numbers without express consent of the consumer, and the TSR established the Do Not Call Registry and sets forth standards of conduct for all telemarketing. Our advertising and marketing activities are also subject to the CAN-SPAM Act of 2003, which establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to the source of content.

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

Debt Collection Practices. We use the Fair Debt Collection Practices Act (“FDCPA”) as a guide in connection with operating our other collection activities. We are also required to comply with all applicable state collection practices laws.

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

Anti-Money Laundering and Economic Sanctions. We are also subject to certain provisions of the USA PATRIOT Act and the Bank Secrecy Act under which we must maintain an anti-money laundering compliance program covering certain of our business activities. In addition, the Office of Foreign Assets Control (“OFAC”) prohibits us from engaging in financial transactions with specially designated nationals. Certain of our subsidiaries are also registered as money services businesses with the U.S. Department of the Treasury (“Treasury Department”) and must re-register with the Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) at least every two years if conducting money services business.

Anticorruption. We are also subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), which generally prohibits companies and their agents or intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits.

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

On November 20, 2013, Cash America International, Inc. (“Cash America”), our parent company at the time, consented to the issuance of a Consent Order by the CFPB pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2012 examination of Cash America and us, to pay a civil money penalty of $5 million. The Consent Order relates in part to issues self-disclosed to the CFPB by us, including the making of a limited number of loans to consumers who may have been active-duty members of the military at the time of the loan at rates in excess of the annual percentage rate permitted by the federal Military Lending Act, and for which we made refunds of approximately $33,500, and for certain failures to timely provide and preserve records and information in connection with the CFPB’s examination of us. In addition, as a result of the CFPB’s review, we enhanced and continue to enhance our compliance management system and implemented additional policies and procedures to address the issues identified by the CFPB. These policies, procedures and other initiatives are in many cases subject to review and potential objection by the CFPB. We remain subject to the restrictions and obligations of the Consent Order, including the CFPB’s order that we ensure compliance with federal consumer financial laws and develop more robust compliance policies and procedures.

On July 10, 2017, the CFPB issued a final rule prohibiting the use of mandatory arbitration clauses and class action waiver provisions in consumer financial services contracts. On November 1, 2017, President Trump signed a joint resolution passed by the House and Senate pursuant to the Congressional Review Act disapproving the CFPB arbitration rule and blocking it from taking effect. The joint resolution also precludes an agency from reissuing a rule in substantially the same form unless the reissued rule is specifically authorized by a law enacted subsequent to the President signing the joint resolution of disapproval.

On October 6, 2017, the CFPB issued its Final Rule (the “Final Rule”) on Payday, Vehicle Title, and Certain High-Cost Installment Loans. The Final Rule would impose significant limitations on all short-term loans and longer-term loans with balloon payments. Among other provisions, the Final Rule requires lenders to conduct a specific assessment regarding a borrower’s ability to repay, including a requirement to verify borrowers’ income and major financial obligations. The Final Rule also includes limitations on the number of loans that certain borrowers can have within a specified time frame and requires additional disclosures in loan documents and notices and limitations regarding payments. The Final Rule was published in the Federal Register on November 17, 2017 and would apply to loan contracts entered into beginning August 19, 2019. On January 16, 2018, the CFPB issued a statement that it intends to engage in a rulemaking process to reconsider the Final Rule. On February 6, 2019, the CFPB issued two notices of proposed rulemaking: (1) to rescind the Final Rule’s mandatory underwriting provisions, including the ability to repay requirements and (2) to delay the August 19, 2019 compliance date for those provisions until November 19, 2020. The proposed rescission of the underwriting provisions is open to public comment for 90 days after the date of publication in the Federal Register. The delay is open to public comment for 30 days. The provisions relating to payments are still scheduled to take effect on August 19, 2019. It is likely that there will be legal challenges to the Final Rule before it goes into effect.

For further discussion of the CFPB and its regulatory, supervisory and enforcement powers, see “Risk Factors—Risks Related to Our Business and Industry— The Consumer Financial Protection Bureau has examination authority over our U.S. consumer lending business that could have a significant impact on our U.S. business” in Part I, Item 1A of this report.

U.S. State Regulation

Our consumer lending business is regulated under a variety of enabling state statutes, all of which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of the date of this report, we offer or arrange consumer loans in 32 states that have specific statutes and regulations that enable us to offer economically viable products. We currently do not offer consumer loans in the remaining states or in the District of Columbia because we do not believe it is economically feasible to operate in those jurisdictions due to specific statutory or regulatory restrictions, such as interest rate ceilings, caps on the fees that may be charged, or costly operational requirements. However, we may later offer our consumer products or services in any of these states or the District of Columbia if we believe doing so may become economically viable because of changes in applicable statutes or regulations or if we determine we can broaden our product offerings to operate under existing laws and regulations.

The scope of state regulation of consumer loans, including the fees and terms of our products and services, varies from state to state. The terms of our products and services vary from state to state in order to comply with the laws and regulations of the states in which we operate. In addition, our advertising and marketing activities and disclosures are subject to review under various state consumer protection laws and other applicable laws and regulations. The states with laws that specifically regulate our consumer products and services may limit the principal amount of a consumer loan and set maximum fees or interest rates customers may be charged. Some states also limit a customer’s ability to renew a short-term consumer loan and require various disclosures to consumers. State statutes often specify minimum and maximum maturity dates for short-term consumer loans such as ours and, in some cases, specify mandatory cooling-off periods between transactions. Our collection activities regarding past due amounts may be subject to consumer protection laws and state regulations relating to debt collection practices. In addition, some states require certain disclosures or content to accompany our advertising or marketing materials. Also, some states require us to report short-term consumer loan activity to state-wide databases and restrict the number and/or principal amount of loans a consumer may have outstanding at any particular time or over the course of a particular period of time, typically twelve months.

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

We must also comply with state restrictions on the use of lead providers. Over the past few years, several states have taken actions that have caused us to discontinue the use of lead providers in those states. Other states may propose or enact similar restrictions on lead providers in the future. In October 2018, Ohio enacted House Bill 123. The law has an implementation date of April 27, 2019, and places new restrictions on companies operating under the Ohio Credit Services Organization Act, the Ohio Small Loan Act, and the Ohio General Loan Law. We are considering our options after the implementation date of the law because we are currently offering services under the Credit Services Organization Act.

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

International Regulation

United Kingdom

In the United Kingdom, we are subject to regulation by the Financial Conduct Authority (“FCA”), and must comply with the FCA’s rules and regulations set forth in the FCA Handbook, the Financial Services and Markets Act 2000 (“FSMA”), the Consumer Credit Act 1974, as amended (the “CCA”), and secondary legislation passed under the CCA, among other rules and regulations. We must also follow the Irresponsible Lending Guidance, or the Guidance, of the Office of Fair Trading (the “OFT”), which provides greater clarity for lenders as to business practices that the OFT (and the FCA) believes constitute irresponsible lending under the CCA. In January 2016, we received full authorization from the FCA to provide consumer credit and to perform related activities. We will be required to continue to satisfy certain minimum standards set out in the FSMA, which will result in additional costs to us.

The FCA regulates consumer credit and related activities in accordance with the guidance of the FSMA and the FCA Handbook, which includes prescriptive regulations and carries across many of the standards set out in the CCA and its secondary legislation as well as the Guidance. The FSMA gives the FCA the power to authorize, supervise, examine and bring enforcement actions against providers of consumer credit such as us, as well as to make rules for the regulation of consumer credit. On February 28, 2014, the FCA issued the Consumer Credit Sourcebook (“CONC”), which incorporates prescriptive regulations for lenders such as us, including mandatory affordability checks on borrowers, limiting the number of rollovers on short-term loans to two, restricting how lenders can advertise, banning advertisements that the FCA deems misleading, and introducing a limit of two unsuccessful attempts on the use of continuous payment authority (which provides a creditor the ability to directly debit a customer’s account for payment when authorized by the customer to do so) to pay off a loan. Certain provisions of the CONC took effect on April 1, 2014, and other provisions for high-cost short-term credit providers such as us, such as the limits on rollovers, continuous payment authority and advertising, took effect on July 1, 2014.

After issuing a Call for Input on November 29, 2016, the FCA issued findings on July 31, 2017 deciding to maintain the high-cost short-term credit price cap at its current level and committing to review it within three years to ensure that it remains effective. The FCA found that regulation of high-cost short-term credit, including the price cap, has led to substantial benefits to consumers. The FCA also highlighted its priorities for the next stage of the review, which will focus on overdrafts, rent-to-own, home-collected credit and catalog credit. In November 2018, the FCA issued a consultation on its proposed price cap on rent-to-own (“RTO”) products. In December 2018, the FCA issued final rules and guidance concerning rent-to-own good, home-collected credit, catalogue credit and store cards, and Buy Now Pay Later (“BNPL”) products. Also in December, the FCA issued a consultation paper proposing new rules on overdrafts. None of the new or proposed rules applies to high-cost short-term credit (payday loans).

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

On July 30, 2018, the FCA published Policy Statement 18/19: assessing creditworthiness in consumer credit: feedback on CP 17/27 and final rules and guidance ("PS 18/19”) and went into effect on November 1, 2018. PS 18/19 introduced new rules and guidance the purpose of which was to clarify existing rules and guidance in CONC regarding responsible lending, post-contractual requirements, and the application of the general requirements on firms in the Senior Management Arrangements, Systems and Controls sourcebook (“SYSC”). The new rules set forth in PS 18/19 went into effect on November 1, 2018. There are also some minor consequential changes to other parts of CONC, and the Handbook Glossary. In following the new rules and guidance, the FCA states that firms should use their judgement to decide what is appropriate in the circumstances. There may be multiple ways in which firms can comply with the new rules, and it wants firms to have a reasonable degree of flexibility according to the nature of the product and customer base. Given the broad nature of PS 18/19, if in the future, the FCA interprets PS 18/19’s guidance in a manner inconsistent with how we interpreted the guidance, there may be a potential risk for redress.

HM Treasury issued a consultation on proposals for “breathing space” for borrowers struggling with repayment. The consultation sets out proposals for a statutory debt repayment plan. The deadline for responses to the consultation is January 29, 2019. We think any statutory breathing space for debt repayment may limit or alter our collection procedures.

On July 26, 2017, the FCA issued a Consultation Paper on proposed changes to its rules and guidance on individual accountability. The Senior Managers and Certification Regime currently applies to deposit taking institutions and, following the Bank of England and Financial Services Act 2016, is now being extended to FCA solo-regulated firms. The Senior Managers and Certification Regime would replace the Approved Persons Regime, changing how individuals working in financial services are regulated. The objective of the new Senior Managers and Certification Regime is to reduce harm to consumers and strengthen market integrity by making individuals more accountable for their conduct and competence. In July 2018, the FCA issued Policy Statement PS 18/14 titled “Extending the Senior Managers & Certification Regime to FCA Firms – Feedback to CP 17/25 and CP 17/40, and near final rules.” The vast majority of responses supported the FCA’s proposals or asked for clarification of the proposals. Therefore, the FCA intends to implement the proposals set out in CP 17/40 largely as proposed. PS 18/14 is effective December 9, 2019.

The Criminal Finance Act 2017, which became effective in January 2018, amends the Proceeds of Crime Act 2002, to expand provisions for confiscating funds associated with Terrorist Property and proceeds of tax evasion. This act creates the corporate offenses of failure of a company to prevent facilitation of U.K. and foreign tax evasion. This has required us to enhance our systems and controls to prevent such facilitation.

We are also subject to anti-money laundering and counter terrorist financing requirements that require us to develop and maintain associated policies and procedures, including, but not limited to, customer due diligence, politically exposed person (“PEP”) and sanction screening and training and awareness of staff, as well as reporting suspicious activity, pursuant to the Proceeds of Crime Act 2002 and the Terrorism Act 2000. The National Crime Agency (“NCA”) is a law enforcement agency created in 2013 to reduce the harm caused to people and communities in the United Kingdom by serious and organized crime. The NCA replaced the Serious Organised Crime Agency (“SOCA”) and is charged with strengthening the U.K.’s borders, fighting fraud and cyber-crime and protecting children and young people from sexual abuse and exploitation. The NCA has the mandate and powers to work in partnership with other law enforcement organizations and has an international role of liaising with overseas law enforcement agencies. It has a “four pillars” approach to fighting crime: pursue, prevent, protect and prepare. On June 26, 2017, the European Union’s Fourth Anti-Money Laundering Directive came into force, with an emphasis on employing a risk-based approach to money laundering. While the European Union’s Fifth Anti Money Laundering Directive was published in June 2018, it does not become effective until January 2020 and is considered to have little impact on us. In the United Kingdom, we are also subject to the requirements of the Data Protection Act 2018 (“DPA”) and are required to be fully registered as a data-controller under the DPA. The DPA controls how organizations, businesses and/or the government use personal data and how they should process it. The current Data Protection regime aligns with the E.U. General Data Protection Regulation (“GDPR”), a regulation by which the European Parliament, the European Council and the European Commission intend to strengthen and unify data protection for individuals within the European Union. It also addresses export of personal data outside the European Union. The primary objectives of the GDPR are to give citizens back the control of their personal data and to simplify the regulatory environment for international business by unifying the regulation within the European Union. When the GDPR takes effect, it will replace the previous data protection directive. The GDPR contains a number of new protections for E.U. data subjects and threatens significant fines and penalties for non-compliant data controllers and processors once it comes into effect. The regulation was adopted on April 27, 2016. It is effective May 25, 2018 after a two-year transition period and, unlike a directive, it does not require any enabling legislation to be passed by national governments.

On February 2, 2016, the European Commission and the United States agreed on a new framework for transatlantic data flows, the “E.U.-U.S. Privacy Shield”, which will replace the invalidated Safe Harbor framework. The E.U.-U.S. Privacy Shield is a framework designed by the U.S. Department of Commerce (the “Commerce Department”) and European Commission to provide companies on both sides of the Atlantic with a mechanism to comply with E.U. personal data from the European Union to the United States in support of transatlantic commerce. On July 12, 2016, the European Commission adopted the E.U.-U.S. Privacy Shield, which consists of four components: (i) the privacy shield principles, which is a code of conduct outlining protections for the handling of personal data; (ii) oversight and enforcement; (iii) ombudsperson mechanism; and (iv) safeguards and limitations. The Commerce Department began accepting certifications to the E.U.-U.S. Privacy Shield on August 1, 2016. Although we are exploring the possibility of applying for certification to the E.U.-U.S. Privacy Shield, we continue to believe we are exempt from and/or are in compliance with all E.U. and U.K. privacy laws and regulations and will continue to be so under the GDPR.

In the United Kingdom, we are also subject to specific anti-money laundering and counter terrorist financing requirements that require us to develop and maintain anti-money laundering and counter terrorist financing policies and procedures including reporting suspicious activity, pursuant to the Proceeds of Crime Act 2002 and the Terrorism Act 2000. The National Crime Agency (“NCA”) is a law enforcement agency created in 2013 to reduce the harm caused to people and communities in the United Kingdom by serious and organized crime. The NCA replaced the Serious Organised Crime Agency and is charged with strengthening the U.K.’s borders, fighting fraud and cyber-crime and protecting children and young people from sexual abuse and exploitation. The NCA has the mandate and powers to work in partnership with other law enforcement organizations and has an international role of liaising with overseas law enforcement agencies. It has a “four pillars” approach to fighting crime: pursue, prevent, protect and prepare. On June 26, 2017, the European Union’s Fourth Anti-Money Laundering Directive came into force, with an emphasis on employing a risk-based approach to money laundering.

Our U.K. operations are also overseen by the Financial Ombudsman Service (“FOS”), a public body established by the U.K. Parliament to carry out statutory functions on a non-commercial, not-for-profit basis. The FOS is the statutory dispute-resolution scheme set up under the FSMA. The FOS works closely with other U.K. regulators governing the financial services market.

On June 23, 2016, the United Kingdom voted to exit the European Union. On March 29, 2017, U.K. Prime Minister Theresa May invoked Article 50 of the Lisbon Treaty, thereby setting March 29, 2019 as the date the United Kingdom will leave the European Union. This date can be extended if all E.U. members agree to such extension. No further details of the exit have been finalized. When the United Kingdom exits the European Union, it is expected that the United Kingdom will establish a new framework for data flow between the United Kingdom and the United States or will agree to continue the protections of the GDPR for the transfer of personal data into and out of the United Kingdom. We expect to comply with any framework established by the United Kingdom for the transfer of personal data into and out of the United Kingdom.

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

Our products and services are subject to extensive regulation, supervision and licensing under various federal, state, local and international statutes, ordinances, regulations, rules and guidance. For example, our loan products may be subject to requirements that generally mandate licensing or authorization as a lender or as a credit services organization or credit access business (“CSO”), establish limits on the amount, duration, renewals or extensions of and charges for (including interest rates and fees) various categories of loans, direct the form and content of our loan contracts and other documentation, restrict collection practices, outline underwriting requirements and subject us to periodic examination and ongoing supervision by regulatory authorities, among other things. We must comply with federal laws, such as TILA, ECOA, FCRA, EFTA, GLBA and Title X of the Dodd-Frank Act, among other laws, as well as regulations adopted to implement those laws. In addition, our marketing and disclosure efforts and the representations made about our products and services are subject to unfair and deceptive practice statutes, including the FTC Act, the TCPA and the CAN-SPAM Act of 2003 in the United States and analogous state statutes under which the Federal Trade Commission (the “FTC”), the CFPB, state attorneys general or private plaintiffs may bring legal actions.

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

On January 25, 2019, we consented to the issuance of a Consent Order by the CFPB pursuant to which we agreed, without admitting or denying any of the facts or conclusions, to pay a civil money penalty of $3.2 million. The Consent Order relates to issues self-disclosed to the CFPB in 2014, including failure to provide loan extensions to 308 consumers and debiting approximately 5,500 consumers from the wrong bank account. We remain subject to the restrictions and obligations of the Consent Order, including a prohibition from engaging in certain conduct. Any noncompliance with the Consent Order or similar orders or agreements from other regulators could lead to further regulatory penalties and could have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows and could prohibit or directly or indirectly impair our ability to continue current operations.

The CFPB recently finalized a new rule that may affect the consumer lending industry, and this rule could have a material adverse effect on our U.S. consumer lending business.

On October 6, 2017, the CFPB issued its final rule on payday and certain high-cost installment loans, also known as the “Small Dollar Rule,” which would cover some of the loans we offer. The Small Dollar Rule requires that lenders who make short-term loans and longer-term loans with balloon payments reasonably determine consumers’ ability to repay the loans according to their terms before issuing the loans. The Small Dollar Rule also introduces new limitations on repayment processes for those lenders as well as lenders of other longer-term loans with an annual percentage rate greater than 36 percent that include an ACH authorization or similar payment provision. If a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. For loans covered by the Small Dollar Rule, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed payment attempts. The Small Dollar Rule has a compliance date of August 19, 2019, but was stayed indefinitely by a Texas federal district court. On October 26, 2018, the CFPB under then-acting Director Mick Mulvaney announced that the CFPB would reconsider the Small Dollar Rule. In December 2018, Kathy Kraninger was confirmed by the Senate as the CFPB’s new director. Following her confirmation, the CFPB announced that it would revisit the Small Dollar Rule. On February 6, 2019, the CFPB issued two notices of proposed rulemaking: (1) to rescind the Small Dollar Rule’s mandatory underwriting provisions, including the ability to repay requirements and (2) to delay the August 19, 2019 compliance date for those provisions until November 19, 2020. The proposed rescission of the underwriting provisions is open to public comment for 90 days after the date of publication in the Federal Register. The delay is open to public comment for 30 days. It is also likely that there will be legal challenges to the Small Dollar Rule before it goes into effect. We cannot currently assess the likelihood that the CFPB will make additional changes to the Small Dollar Rule, nor whether the Small Dollar Rule will become effective. If the Small Dollar Rule does become effective in its current proposed form, we will need to make certain changes to our payment processes and customer notifications in our U.S. consumer lending business. If we are not able to execute these changes effectively because of unexpected complexities, costs or otherwise, we cannot guarantee that the Small Dollar Rule will not have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows.

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

The FCA may review and implement regulatory activities in the future that may impact our U.K. business, and we cannot give any assurances that the result will not have a material impact on our U.K. products and services.

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

On June 11, 2014, the CMA released a provisional findings report in which it indicated that it believed that many payday lenders fail to compete on price and that it would look at potential ways to increase price competition. On August 13, 2015, the CMA published its final order that required online lenders to provide details of their products on at least one price comparison website. The CMA also required online and storefront lenders to provide existing customers with a summary of their cost of borrowing as of August 13, 2016.

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

The Financial Ombudsman Service (“FOS”) was created by Parliament in 2000 to act as an independent arbitral body to resolve complaints between businesses and consumers. Customer complaints to the FOS could increase, which could have a negative effect on our operations in the United Kingdom.

We continue to experience an increased volume of complaints about loans issued both before and after the changes we implemented in 2014, and the FOS has taken a very consumer-friendly approach to its complaint handling process and dispute resolutions. We have been required to make significant payments to customers to resolve these complaints. We have also incurred significant costs in the form of FOS administrative fees associated with each individual complaint submitted to FOS, as well as operational costs necessary to manage the large volume of complaints. The FOS has evidenced signs of expanding its consumer-focused approach through changes in the FOS’s interpretation of its complaint handling rights and obligations. We also observed the FOS interpreting FCA rules and guidance in a manner that is stricter than, and sometimes in direct conflict with, the FCA’s own interpretation of its rules and guidance. If the FOS continues to issue findings in this manner, and we are required to continue making significant payments to resolve complaints, such findings could again have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

We further expect an increase in complaints-related costs due to recent FOS findings effectively eliminating a time bar for claimants to raise complaints.

Much of the increased overall volume of complaints can be attributed to submissions by third party Claims Management Companies (“CMCs”) on behalf of borrowers. We have been forced to expend significant resources handling this volume of complaints and determining defense strategies where appropriate. CMC activity is regulated by the Claims Management Regulator; however, effective April 1, 2019, CMC regulation will be transferred to the FCA. CMCs must register with the FCA for authorization by March 31, 2019 and are now eligible to apply for temporary authorization. We believe that this shift in regulator will be beneficial to us as CMCs will be required to meet stricter authorization requirements under the FCA.  FCA regulation of CMCs may lower complaints volume but we are not able to know that at this time.

Our advertising and marketing materials and disclosures have been and continue to be subject to regulatory scrutiny, particularly in the United Kingdom.

In the jurisdictions where we operate, our advertising and marketing activities and disclosures are subject to regulation under various industry standards, consumer protection laws, and other applicable laws and regulations. Consistent with the consumer lending industry as a whole, our advertising and marketing materials have come under increased scrutiny. In the United Kingdom, for example, consumer credit firms are subject to the financial promotions regime set out in the FSMA (Financial Promotions) Order 2005 and specific rules in the CONC, such as the inclusion of a risk warning on certain advertising materials. The FCA has also decided to adopt certain elements of industry codes as FCA rules on a case-by-case basis. Our advertising and marketing materials in the United Kingdom are reviewed both by the FCA and the Advertising Standards Authority. We have in some cases been ordered to withdraw, amend or add disclosures to such materials, or have done so voluntarily in response to inquiries or complaints. In addition, the FCA now requires that providers of high-cost short-term credit include a risk warning in all financial promotions, including previously exempted size-limited ads like SMS text messages and pay-per-click ads.

Going forward, there can be no guarantee that we will be able to advertise and market our business in the United Kingdom or elsewhere in a manner we consider effective. Any inability to do so could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

The consequences of the United Kingdom leaving the European Union are yet unknown, but could indirectly affect our operations.

The United Kingdom is scheduled to withdraw from the European Union on March 29, 2019 (“Brexit”). On January 15, 2019, Prime Minister Theresa May’s proposal for how the United Kingdom is to withdraw from the European Union was defeated in the House of Commons. We do not believe Brexit, or the uncertainty surrounding Brexit, poses a direct risk to our U.K. business. Brexit may indirectly affect our business through the impact that it has on the value of the British Pound and the U.K. economy as a whole, but, at this time, we are not able to reasonably quantify that risk or the likelihood of Brexit indirectly impacting our U.K. business.

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

The election of a new president in Brazil could significantly change regulatory, legal or other policies that could affect our business.

In October 2018, President Jair Bolsonaro was elected in Brazil. As a result of this election and certain political and regulatory reforms involving the Social Security System and fintech companies expected in 2019, Brazil faces instability that may affect our business.

We have previously ceased business in certain jurisdictions due to regulatory restrictions and, if we are forced to exit many key jurisdictions due to regulatory restrictions, it could adversely affect our business as a whole.

In the past we have ceased business in, restricted our operations in, or chosen not to begin business in, certain jurisdictions due to regulatory restrictions which render our operations impermissible, unprofitable or impractical. In addition, because we are in some cases subject to state/provincial and local regulation in addition to federal/national regulation, we may restrict or discontinue business in certain jurisdictions within countries where we are otherwise active. For example, as of December 31, 2018, we did not offer or arrange consumer loans in 18 U.S. states because we do not believe it is economically feasible to operate in those jurisdictions due to specific statutory or regulatory restrictions, such as interest rate ceilings or caps on the fees that may be charged.

The adoption of state regulatory measures cannot be predicted, but we expect that other states may propose or enact similar restrictions impacting our consumer or small business loan or financing products in the future, which could affect our operations in such states. Legislation or regulations targeting or otherwise directly affecting our products and services have been introduced or adopted in a number of states over the last few years, and we regularly monitor proposed legislation or regulations that could affect our business. For more information, see “Regulation and Legal Proceedings—U.S. State Regulation.”

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

When making loans and providing financing in the United States, we use several means of depositing proceeds into and collecting repayments from our customers’ bank accounts, including the use of ACH. Our business, including loans made through the CSO programs, depends on payment processing systems to collect amounts due by repayments from our customers’ bank accounts when we have obtained authorization to do so from the customer. Our transactions are processed by banks, and if these banks cease to provide any of the available means of payment processing services, we would have to materially alter, or possibly discontinue, some or all of our business if alternative processing methods are not as effective or not available.

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

Our access to payment processing systems could be impaired as a result of actions by regulators to cut off the access to payment processing systems to payday lenders or by rule changes by the National Automated Clearinghouse Association (“NACHA”), which oversees the ACH network. The limited number of financial institutions we depend on may choose to discontinue providing ACH processing, remotely created check processing and similar services to us. If our access to any of these means of payment processing is impaired, we may find it difficult or impossible to continue some or all of our business, which could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows. If we are unable to maintain access to needed services on favorable terms, we would have to materially alter, or possibly discontinue, some or all of our business if alternative processors are not available.

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

In addition, in 2016, the CFPB issued an outline of proposals intended to increase consumer protection pertaining to third-party debt collectors and others covered by the FDCPA, which would apply to our attempts to collect debt originated by other lenders, including under our CSO programs. The proposals would not apply to our attempts to collect debt that we originate; however, the CFPB has announced that it plans to address consumer protection issues involving first-party debt collectors and creditors separately. The CFPB outline does not include proposed or final rules, and any future rules could be significantly different from those in the outline. The CFPB has not yet defined a date for any proposed rules related to debt collection nor has it defined the effective date for the implementation of final rules. We cannot give any assurances that the effect of such rules will not have a material impact on our U.S. products and services.

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

In the United States, the FCRA regulates the collection, dissemination and use of consumer information, including consumer credit information. Compliance with the FCRA and related laws and regulations concerning consumer reports has recently been under regulatory scrutiny. The FCRA requires us to provide a Notice of Adverse Action to a consumer loan applicant when we deny an application for credit, which, among other things, informs the applicant of the action taken regarding the credit application and the specific reasons for the denial of credit. The FCRA also requires us to promptly update any credit information reported to a consumer reporting agency about a consumer and to allow a process by which consumers may inquire about credit information furnished by us to a consumer reporting agency. Historically, the FTC has played a key role in the implementation, oversight, enforcement and interpretation of the FCRA. Pursuant to the Dodd-Frank Act, the CFPB has primary supervisory, regulatory and enforcement authority of FCRA issues, although the FTC also retains its enforcement role regarding the FCRA. The CFPB has taken a more active approach than the FTC, including with respect to regulation, enforcement and supervision of the FCRA. Changes in the regulation, enforcement or supervision of the FCRA may materially affect our business if new regulations or interpretations by the CFPB or the FTC require us to materially alter the manner in which we use personal data in our credit underwriting. In 2018, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which will come into effect on January 1, 2020 and expands the privacy rights of California residents and regulates the sale of the consumer information of California residents. California legislators have stated that they intend to propose amendments to the CCPA and it remains unclear what, if any, modifications will be made to the CCPA or how it will be interpreted. Compliance with the CCPA may increase the cost of conducting business in California and we could see increased litigation costs once the law goes into effect. Several other states have proposed legislation regarding data privacy and use, which, if passed, could create more risks and potential costs.

In the United Kingdom, we are also subject to the requirements of the Data Protection Act 2018 (the “DPA”) and are required to be fully registered as a data-controller under the DPA. The DPA controls how organizations, businesses and/or the government use personal data and how they should process it. The current Data Protection regime aligns with the E.U. General Data Protection Regulation (“GDPR”), a regulation by which the European Parliament, the European Council and the European Commission intend to strengthen and unify data protection for individuals within the European Union. It also addresses export of personal data outside the European Union. The GDPR contains a number of new protections for E.U. data subjects and threatens significant fines and penalties for non-compliant data controllers and processors. Should the United Kingdom exit the European Union, it is expected that the United Kingdom would establish a new framework for data flow between the United Kingdom and the United States or will agree to continue the protections of the GDPR for the transfer of personal data into and out of the United Kingdom. We expect to comply with any framework established by the United Kingdom for the transfer of personal data into and out of the United Kingdom.

We previously had Safe Harbor certification, which evidenced compliance with the DPA and the European Union Data Protection Directive and allowed companies to pass E.U. data to non-E.U. countries if certain certification requirements were met by the company. Although the European Court of Justice invalidated the Safe Harbor framework in 2015, there are other circumstances under which a company is exempt from complying with those laws and regulations. In addition, in 2016, the European Commission and the United States agreed on a new framework for transatlantic data flows called the E.U.-U.S. Privacy Shield, which will replace the invalidated Safe Harbor framework. Although we are exploring the possibility of applying for certification to the E.U.-U.S. Privacy Shield and, despite the invalidation of the Safe Harbor framework, we believe that we are exempt from and/or are in compliance with all E.U. and U.K. privacy laws and regulations and will continue to be so under the GDPR.

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

Democratic control of the U.S. House of Representatives could reduce the likelihood that significant financial services legislation will be passed in the new Congress.

In January 2019, the Democratic party took control of the House of Representatives. Both members of the Democratic party, Nancy Pelosi was elected as the Speaker of the House of Representatives and Maxine Waters was appointed the Chairwoman of the U.S. House Committee on Financial Services. We expect this may lead to a heightened degree of oversight from the House of Representatives, particularly with respect to the CFPB, and additional legislation relating to consumer financial services generated by the House of Representatives. Continued Republican control of the U.S. Senate and Presidency makes it unlikely that any material legislation will be enacted.

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

The CFPB did issue a final rule on arbitration, which would have prohibited class action waivers in certain consumer financial services contracts. However, the House and Senate each passed a resolution of disapproval of the rule, pursuant to their powers under the Congressional Review Act, and the President signed the bill. Because the rule was disapproved, it cannot be reissued in substantially the same form, and the CFPB cannot issue a substantially similar rule unless the new rule is specifically authorized by a law enacted after the date of the joint resolution disapproving the original rule.

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

If our allowance for losses on loans and finance receivables and liability for estimated losses on third-party lender-owned consumer loans is not adequate or if we do not successfully manage our credit risk, our business, prospects, results of operations, financial condition and cash flows may be adversely affected.

As more fully described under Note 1 to our consolidated financial statements for the year ended December 31, 2018 included in Part II, Item 8, Financial Statements and Supplementary Data in this report, we utilize a variety of underwriting criteria, monitor the performance of our loan portfolios and maintain either an allowance or liability for estimated losses on loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the receivables portfolio and expected losses from loans guaranteed under the CSO programs. The allowance deducted from the carrying value of loans and finance receivables was $163.3 million at December 31, 2018, and the liability for estimated losses on third-party lender-owned consumer loans was $2.2 million at December 31, 2018. These reserves are estimates, and if actual loan losses or losses on our receivables purchase agreements are materially greater than our reserves, our results of operations and financial condition could be adversely affected. In addition, if we do not successfully manage credit risk for our unsecured loans and receivables purchase agreements through our underwriting, we could incur substantial credit losses due to customers being unable to repay their loans or financings. Any failure to manage credit risk could materially adversely affect our business, prospects, results of operations, financial condition and cash flows.

We are subject to impairment risk.

At December 31, 2018, we had goodwill totaling $267.0 million on our consolidated balance sheets, all of which represents assets capitalized in connection with acquisitions and business combinations. Accounting for goodwill requires significant management estimates and judgment. Events may occur in the future, and we may not realize the value of our goodwill. Management performs periodic reviews of the carrying values of our goodwill to determine whether events and circumstances indicate that impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill or an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the goodwill or intangible asset would occur, resulting in a non-cash charge, which could adversely affect our results of operations and could also lead to our inability to comply with certain covenants in our financing documents, which could cause a default under those agreements.

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

Anti–Money Laundering Laws. We are also subject to anti-money laundering laws and related compliance obligations in the United States and other jurisdictions in which we do business. In the United States, the USA PATRIOT Act and the Bank Secrecy Act require us to maintain an anti-money laundering compliance program covering certain of our business activities. The program must include: (1) the development of internal policies, procedures and controls; (2) designation of a compliance officer; (3) an ongoing employee training program; and (4) an independent audit function to test the program. If we are not in compliance with U.S. or other anti-money laundering laws, we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse effect on our business, results of operations, financial condition and cash flows. Any investigation of any potential violations of anti-money laundering laws by U.S. or international authorities could harm our reputation and could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows. In the United Kingdom, we are also subject to specific anti-money laundering and counter terrorist financing requirements that require us to develop and maintain anti-money laundering and counter terrorist financing policies and procedures, including reporting suspicious activity to the National Crime Agency pursuant to the Proceeds of Crime Act 2002 and the Terrorism Act 2000. On July 9, 2018, the European Union’s Fifth Anti-Money Laundering Directive came into force, which introduced four key changes to the anti-money laundering regime but are not applicable to us.

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

We are subject to the risk of unexpected changes in foreign currency exchange rates by virtue of our loans to residents of Brazil and the United Kingdom. In 2018, 15.0% of our total revenue was derived from our international operations. Our results of operations and certain of our intercompany balances associated with our Brazil and United Kingdom businesses are denominated in their respective currencies and are, as a result, exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, gross profit and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances.

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

A successful penetration or circumvention of the security of our systems could cause serious negative consequences, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or systems or those of our customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us. In addition, our applicants provide sensitive information, including bank account information when applying for loans or financing. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer bank account and other personal information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Data breaches can also occur as a result of non-technical issues. In addition, federal and some state regulators are considering rules and standards to address cybersecurity risks and many U.S. states and the United Kingdom have already enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and may lead to widespread negative publicity, which may cause customers to lose confidence in the effectiveness of our data security measures.

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

Our paid search activities may not produce (and in the past have not always produced) the desired results. Internet search engines often revise their methodologies, which could adversely affect our organic rankings or paid search results, resulting in a decline in our new customer growth or existing customer retention, difficulty for our customers in using our web and mobile sites, more successful organic rankings, paid search results or tactical execution efforts for our competitors than for us, a slowdown in overall growth in our customer base and the loss of existing customers, and higher costs for acquiring returning customers, which could adversely impact our business. In addition, search engines could implement policies that restrict the ability of consumer finance companies such as us to advertise their services and products, which could preclude companies in our industry from appearing in a favorable location or any location in the organic rankings or paid search results when certain search terms are used by the consumer. For example, in 2016, Google implemented a new policy that prohibits lenders, lead providers and affiliates from advertising certain financial products on Google AdWords. Advertisements for personal loans that require repayment within 60 days, or U.S. loans with an APR of 36 percent or more, are no longer allowed on Google paid search advertising. In addition, Google requires that advertisements for personal loans contain or link to information about the features, fees, risks and benefits of the advertised loan product.

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

Our business is subject to a variety of laws and regulations in the United States and internationally that involve user privacy issues, data protection, advertising, marketing, disclosures, distribution, electronic contracts and other communications, consumer protection and online payment services. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. In addition, international data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. U.S. federal and state and international laws and regulations, which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and the U.S. government, including the FTC and the Commerce Department, has announced that it is reviewing the need for greater regulation of the collection of information concerning consumer behavior on the internet, including regulation aimed at restricting certain targeted advertising practices. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving e-commerce industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current or past policies and practices. A number of proposals are pending before federal, state, and international legislative and regulatory bodies that could significantly affect our business. There have been a number of recent legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas such as privacy. In addition, some countries are considering legislation requiring local storage and processing of data that, if enacted, would increase the cost and complexity of delivering our services. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, the expansion into new markets, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including demands that we modify or cease existing business practices or pay fines, penalties or other damages.

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

New top-level domain names may allow the entrance of new competitors or dilution of our brands, which may reduce the value of our domain name assets.

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

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. In addition, management’s judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Management’s judgment is also required in evaluating whether tax benefits meet the more-likely-than-not threshold for recognition under Accounting Standards Codification 740-10-25, Income Taxes. Upon audit, if the ultimate determination of the taxes owed by us is for an amount in excess of amounts previously accrued, we could be required to make certain additional tax payments, which could materially adversely affect our financial condition, results of operations and cash flows.

On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act made changes to the corporate tax rate, business-related deductions, among other items, effective for taxable years beginning after December 31, 2017. In accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”), the Company included certain adjustments, related to the finalization of computations related to the Tax Act, in income tax expense as of December 31, 2018. As of December 22, 2018, the Company considers the one-year period provided for under SAB 118 to be closed. Although our accounting for the effects of the Tax Act is finalized under SAB 118, there may be future adjustments based on potential changes in the interpretation of the Tax Act, related regulations, or any subsequent guidance that may be issued. While U.S. tax reform has reduced our effective tax rate, additional guidance or interpretations of the Tax Act could negatively impact our financial results.

In addition, we prepare our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and its interpretations are subject to change over time. If new rules or interpretations of existing rules require us to change our financial reporting, our results of operations and financial condition could be materially adversely affected, and we could be required to restate historical financial reporting.

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

Risks Related to the Spin-Off

Enova International, Inc. was formed on September 7, 2011. Prior to November 13, 2014, we were a wholly-owned subsidiary of Cash America. Since 2011, we have owned all of the assets and incurred all of the liabilities related to Cash America’s e-commerce business, with some limited exceptions, in which case such assets were transferred to us and such liabilities were assumed by us pursuant to a separation and distribution agreement (the “Separation and Distribution Agreement”) upon completion of a tax-free spin-off (the “Spin-off”), which occurred on November 13, 2014. Following the Spin-off, we became an independent, publicly traded company, and our shares of common stock are listed on the New York Stock Exchange under the symbol “ENVA.” On September 1, 2016, Cash America merged with First Cash Financial Services, Inc. and is now known as FirstCash, Inc. (“First Cash”).

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

As of December 31, 2018 we had approximately $857.9 million of total debt outstanding. Interest expense on our indebtedness totaled $80.5 million during the year ended December 31, 2018. Our level of debt could have important consequences to our stockholders, including:

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

The agreements governing our indebtedness (including the indenture governing the 2024 Senior Notes, the 2025 Senior Notes and the 2017 Credit Agreement, as defined under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of this report) contain various restrictive covenants and, in the case of the 2017 Credit Agreement, require that we maintain certain financial ratios that impose operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interests. These restrictive covenants, among other things, restrict our ability to:

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

If funds are not available from our operations and any excess cash or from our 2017 Credit Agreement, we may be required to access the banking and credit markets to meet our financial commitments and short-term liquidity needs. We also expect to periodically access the debt capital markets to obtain capital to finance growth. Efficient access to the debt capital markets will be critical to our ongoing financial success; however, our future access to the debt capital markets could become restricted due to a variety of factors, including a deterioration of our earnings, cash flows, balance sheet quality, or overall business or industry prospects, adverse regulatory changes, a disruption to or deterioration in the state of the capital markets or a negative bias toward our industry by market participants. Disruptions and volatility in the capital markets may cause banks and other credit providers to restrict availability of new credit. Due to the negative bias toward our industry, commercial banks and other lenders have restricted access to available credit to participants in our industry, and we may have more limited access to commercial bank lending than other businesses. Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, and a potential disruption in the capital markets may adversely affect our efforts to arrange additional financing on terms that are satisfactory to us, if at all. If adequate funds are not available, or are not available on acceptable terms, we may not have sufficient liquidity to fund our operations, make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges and this, in turn, could adversely affect our ability to advance our strategic plans. Additionally, if the capital and credit markets experience volatility, and the availability of funds is limited, third parties with whom we do business may incur increased costs or business disruption and this could adversely affect our business relationships with such third parties.

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

The stock markets have experienced price and volume fluctuations that have affected and continue to affect the market price of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations, as well as general economic, systemic, political, and market conditions, such as recessions, loss of investor confidence or interest rate changes, may negatively affect the market price of our common stock.

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

We do not anticipate paying any dividends on our common stock in the foreseeable future. Any declaration and payment of future dividends to holders of our common stock may be limited by the provisions of the Delaware General Corporation Law (“DGCL”) and are limited by the terms of the 2017 Credit Agreement, 2024 Senior Notes, 2025 Senior Notes and our consumer loan securitizations. The future payment of dividends, if permitted, will be at the sole discretion of our Board of Directors and will depend on many factors, including our earnings, capital requirements, financial condition, and other considerations that our Board of Directors deem relevant. As a result, to receive any income or realize a return on their investment, our stockholders will need to sell their shares of common stock.

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

We lease our corporate headquarters, which is located in Chicago, Illinois. We also maintain a leased office in Gurnee, Illinois for one of our call center operations, Blue Ash, Ohio for The Business Backer operations,  London, for our U.K. operations and São Paulo, for our Brazilian operations. We believe that our leased facilities are adequate to support our operations and that, as needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

Information concerning legal proceedings is incorporated herein by reference to Note 10, “Commitments and Contingencies,” to the Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

The principal market for our common stock is the New York Stock Exchange (“NYSE”), and our shares of common stock are listed under the symbol “ENVA.”

Stockholders

There were 312 registered stockholders of record of Enova common stock as of February 22, 2019.

Dividends

We do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain our future earnings for use in the operation and expansion of our business. The declaration and amount of any future dividends, however, will be determined by our Board of Directors and will depend on our financial condition, earnings and capital requirements, covenants associated with our debt obligations and any other factors that our Board of Directors believes are relevant. There can be no assurance, however, that we will pay any cash dividends on our common stock in the future. In addition, the terms of our 2017 Credit Agreement, 2024 Senior Notes, 2025 Senior Notes and our consumer loan securitizations. limit our ability to pay future dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of this report.

Performance Graph

The following graph shows a comparison of the cumulative total shareholder return for our common stock to the total shareholder return for the S&P SmallCap 600® Index and with our peer group from November 13, 2014 (the date our common stock began trading on the NYSE) through December 31, 2018. This data assumes an investment of $100 in each of our common stock and the two indices on November 13, 2014 and that all dividends were reinvested. Our peer group index is comprised of CBOE Holdings, Inc., CoreLogic, Inc., CoStar Group Inc., EZCORP, Inc., Fair Isaac Corporation, Green Dot Corporation, Investment Technology Group Inc., Liquidity Services, Inc., Nelnet, Inc., OneMain Holdings, Inc., Regional Management Corp., Shutterfly, Inc., SS&C Technologies Holdings, Inc., TripAdvisor Inc. and World Acceptance Corp.

Unregistered Sales of Equity Securities

We did not sell any unregistered securities during the three years ended December 31, 2018.

Issuer Purchases of Equity Securities

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b) (in thousands)
October 1 – October 31, 2018	—	$—	—	$21,454
November 1 – November 30, 2018	136,764	22.55	128,499	18,563
December 1 – December 31, 2018	645,320	19.63	622,738	6,360
Total	782,084	$20.14	751,237	$6,360

(a)

Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 8,265 and 22,582 shares for the months of November and December, respectively. See Note 12 in the Notes to Consolidated Financial Statements for additional details on the Company’s stock-based compensation plans.

(b)

On September 15, 2017, the Company announced the Board of Directors had authorized a share repurchase program for the repurchase of up to $25.0 million of the Company’s common stock through December 31, 2019. The $25.0 million limit was reached in January 2019, with all share repurchases having been through open market transactions. On January 31, 2019, the Company announced the Board of Directors had authorized a share repurchase program for the repurchase of up to $50.0 million of the Company’s common stock through December 31, 2020.

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share)	Year Ended December 31,
	2018	2017	2016	2015	2014
Statement of Income Data:
Revenue	$1,114,074	$843,741	$745,569	$652,600	$809,837
Cost of revenue	571,000	396,632	327,966	216,858	266,787
Gross Profit	543,074	447,109	417,603	435,742	543,050
Expenses
Marketing	125,269	101,429	97,404	116,882	127,862
Operations and technology	112,483	95,155	85,202	74,012	73,573
General and administrative	107,060	101,723	97,956	102,073	107,875
Depreciation and amortization	15,190	14,388	15,564	18,388	18,732
Total Expenses	360,002	312,695	296,126	311,355	328,042
Income from Operations	183,072	134,414	121,477	124,387	215,008
Interest expense, net	(79,348)	(74,003)	(65,603)	(52,883)	(38,474)
Foreign currency transaction (loss) gain, net	(2,320)	384	1,562	(985)	(35)
Loss on early extinguishment of debt	(24,991)	(22,895)	—	—	—
Income before Income Taxes	76,413	37,900	57,436	70,519	176,499
Provision for income taxes	6,315	8,660	22,834	26,527	64,828
Net Income	$70,098	$29,240	$34,602	$43,992	$111,671
Earnings Per Share:
Earnings per common share:
Basic	$2.06	$0.87	$1.04	$1.33	$3.38
Diluted	$1.99	$0.86	$1.03	$1.33	$3.38
Dividends declared per common share	$—	$—	$—	$—	$3.71
Weighted average common shares outstanding:
Basic	33,993	33,523	33,192	33,006	33,000
Diluted	35,176	34,132	33,462	33,026	33,008
Other Financial Data:
Adjusted EBITDA (a)	$210,555	$157,751	$142,263	$155,675	$235,819
Capital expenditures	$16,079	$16,528	$14,396	$32,241	$13,284
Gross profit margin	48.7%	53.0%	56.0%	66.8%	67.1%
Adjusted EBITDA margin (a)	18.9%	18.7%	19.1%	23.9%	29.1%
Domestic revenue	$946,515	$709,537	$622,991	$510,242	$474,715
International revenue	$167,559	$134,204	$122,578	$142,358	$335,122
Number of employees (at period end)	1,218	1,109	1,099	1,132	1,151
Balance Sheet Data (at period end):
Cash and cash equivalents	$52,917	$68,684	$39,934	$42,066	$75,106
Loans and finance receivables, net	859,946	704,705	561,550	434,633	323,611
Total assets	1,328,185	1,159,460	977,879	840,537	721,315
Long-term debt	857,929	788,542	649,911	541,909	480,726
Total stockholders' equity	347,768	281,687	241,699	205,968	153,984
Other Operating Data:
Combined loans and finance receivables, gross
Short-term loans (b)	$93,113	$102,547	$89,097	$83,944	$92,561
Line of credit accounts	227,563	170,068	144,183	100,855	118,680
Installment loans and RPAs (b)	732,282	589,268	459,414	351,279	213,588
Total combined loans and finance receivables, gross (b)	$1,052,958	$861,883	$692,694	$536,078	$424,829
Combined loan and finance receivable originations
Short-term loans	$1,223,700	$1,127,790	$1,115,891	$1,178,359	$1,303,231
Line of credit accounts	393,547	301,255	318,385	237,325	439,562
Installment loans and RPAs	925,786	712,002	622,877	516,953	461,432
Total combined originations	$2,543,033	$2,141,047	$2,057,153	$1,932,637	$2,204,225

(a)

The table below shows a reconciliation of Adjusted EBITDA, a non-GAAP measure, to Net Income and Adjusted EBITDA as a percentage of total revenue, which is Adjusted EBITDA margin (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Net Income	$70,098	$29,240	$34,602	$43,992	$111,671
Depreciation and amortization expenses	15,190	14,388	15,564	18,388	18,732
Interest expense, net	79,348	74,003	65,603	52,883	38,474
Foreign currency transaction loss (gain), net	2,320	(384)	(1,562)	985	35
Provision for income taxes	6,315	8,660	22,834	26,527	64,828
Stock-based compensation expense	11,660	11,307	8,522	9,630	664
Adjustments:
Loss on early extinguishment of debt(1)	24,991	22,895	—	—	—
Acquisition-related costs(2)	—	(2,358)	(3,300)	—	—
Lease termination and relocation costs(3)	—	—	—	3,270	1,415
Regulatory settlement(4)	633	—	—	—	—
Adjusted EBITDA	$210,555	$157,751	$142,263	$155,675	$235,819
Adjusted EBITDA margin calculated as follows:
Total revenue	$1,114,074	$843,741	$745,569	$652,600	$809,837
Adjusted EBITDA	$210,555	$157,751	$142,263	$155,675	$235,819
Adjusted EBITDA as a percentage of total revenue	18.9%	18.7%	19.1%	23.9%	29.1%

(1)

For the years ended December 31, 2018 and 2017, the Company recorded $25.0 million ($19.6 million net of tax) and $22.9 million ($17.7 million net of tax) losses on early extinguishment of debt, respectively, related to the repurchase of $345.0 million of principal amount of senior notes in 2018 and the repurchase of $155.0 million principal amount of senior notes and the redemption of $160.9 million of securitization notes in 2017.

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

(4)

For the year ended December 31, 2018, the Company consented to the issuance of a Consent Order by the CFPB, pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2014 review of the Company, to pay a civil money penalty of $3.2 million, which is nondeductible for tax purposes.

(b)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Combined Consumer Loans” in Part II, Item 7 of this report for additional information about combined consumer loans. The table below shows combined consumer loan balances, a non-GAAP measure, which is composed of Company-owned consumer loan balances as reported on our consolidated balance sheets and consumer loans originated by third party lenders through the CSO programs that are not included in our financial statements but are disclosures required by GAAP (in thousands):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Short-term loan balances, gross:
Company owned	$67,725	$73,672	$63,005	$58,793	$56,298
Guaranteed by the Company	25,388	28,875	26,092	25,151	36,263
Combined	$93,113	$102,547	$89,097	$83,944	$92,561
Line of credit account balances, gross:
Company owned	$227,563	$170,068	$144,183	$100,855	$118,680
Guaranteed by the Company	—	—	—	—	—
Combined	$227,563	$170,068	$100,855	$100,855	$118,680
Installment loan and finance receivable balances, gross:
Company owned	$727,966	$584,009	$453,307	$342,307	$213,581
Guaranteed by the Company	4,316	5,259	6,107	8,972	7
Combined	$732,282	$589,268	$459,414	$351,279	$213,588
Total loan and finance receivable balances, gross:
Company owned	$1,023,254	$827,749	$660,495	$501,955	$388,559
Guaranteed by the Company	29,704	34,134	32,199	34,123	36,270
Combined	$1,052,958	$861,883	$692,694	$536,078	$424,829

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT REGULATORY DEVELOPMENTS

Consumer Financial Protection Bureau

On October 6, 2017, the CFPB issued its final rule on payday and certain high-cost installment loans (“Final Rule”), which would cover some of the loans we offer. The rule requires that lenders who make short-term loans and longer-term loans with balloon payments reasonably determine consumers’ ability to repay the loans according to their terms before issuing the loans. The rule also introduces new limitations on repayment processes for those lenders as well as lenders of other longer-term loans with an annual percentage rate greater than 36 percent that include an ACH authorization or similar payment provision. If a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. For loans covered by the rule, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed payment attempts. The rule will apply to loan contracts entered into beginning in mid-2019. However, under the Congressional Review Act, Congress has 60 legislative days after publication of the rule in the Federal Register (which occurred on November 17, 2017) to overturn it by a majority vote in both Houses of Congress. On January 16, 2018, the CFPB issued a statement that it intends to engage in a rulemaking process to reconsider the Final Rule. On February 6, 2019, the CFPB issued two notices of proposed rulemaking: (1) to rescind the Final Rule’s mandatory underwriting provisions, including the ability to repay requirements and (2) to delay the August 19, 2019 compliance date for those provisions until November 19, 2020. The proposed rescission of the underwriting provisions is open to public comment for 90 days after the date of publication in the Federal Register. The delay is open to public comment for 30 days. It is also likely that there will be legal challenges to the Final Rule before it goes into effect.

RESULTS OF OPERATIONS

Our financial results for the year ended December 31, 2018 (“2018”) are summarized below.

•

Revenue increased $270.4 million, or 32.0%, to $1,114.1 million in 2018 compared to $843.7 million in the year ended December 31, 2017 (“2017”). A $237.0 million, or 33.4%, increase in domestic revenue to $946.5 million in 2018 from $709.5 million for 2017 and a $33.4 million, or 24.9%, increase in international revenue to $167.6 million in 2018 from $134.2 million in 2017 both contributed to the total increase.

•	Gross Profit increased $96.0 million, or 21.5%, to $543.1 million in 2018 compared to $447.1 million in 2017.
•	Income from Operations increased $48.7 million, or 36.2%, to $183.1 million in 2018, compared to $134.4 million in 2017.
•	Net Income was $70.1 million in 2018, compared to $29.2 million in 2017. Diluted earnings per share were $1.99 in 2018 compared to $0.86 in 2017.

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Revenue
Loans and finance receivables revenue	$1,112,701	$842,851	$744,092
Other	1,373	890	1,477
Total Revenue	1,114,074	843,741	745,569
Cost of Revenue	571,000	396,632	327,966
Gross Profit	543,074	447,109	417,603
Expenses
Marketing	125,269	101,429	97,404
Operations and technology	112,483	95,155	85,202
General and administrative	107,060	101,723	97,956
Depreciation and amortization	15,190	14,388	15,564
Total Expenses	360,002	312,695	296,126
Income from Operations	183,072	134,414	121,477
Interest expense, net	(79,348)	(74,003)	(65,603)
Foreign currency transaction (loss) gain, net	(2,320)	384	1,562
Loss on early extinguishment of debt	(24,991)	(22,895)	—
Income before Income Taxes	76,413	37,900	57,436
Provision for income taxes	6,315	8,660	22,834
Net Income	$70,098	$29,240	$34,602
Diluted earnings per share	$1.99	$0.86	$1.03
Revenue
Loans and finance receivables revenue	99.9%	99.9%	99.8%
Other	0.1	0.1	0.2
Total Revenue	100.0	100.0	100.0
Cost of Revenue	51.3	47.0	44.0
Gross Profit	48.7	53.0	56.0
Expenses
Marketing	11.2	12.0	13.1
Operations and technology	10.1	11.3	11.4
General and administrative	9.6	12.1	13.1
Depreciation and amortization	1.4	1.7	2.1
Total Expenses	32.3	37.1	39.7
Income from Operations	16.4	15.9	16.3
Interest expense, net	(7.1)	(8.7)	(8.8)
Foreign currency transaction (loss) gain, net	(0.2)	0.0	0.2
Loss on early extinguishment of debt	(2.2)	(2.7)	0.0
Income before Income Taxes	6.9	4.5	7.7
Provision for income taxes	0.6	1.0	3.1
Net Income	6.3%	3.5%	4.6%

NON-GAAP FINANACIAL MEASURES

In addition to the financial information prepared in conformity with generally accepted accounting principles (“GAAP”), we provide historical non-GAAP financial information. We believe that presentation of non-GAAP financial information is meaningful and useful in understanding the activities and business metrics of our operations. We believe that these non-GAAP financial measures reflect an additional way of viewing aspects of our business that, when viewed with our GAAP results, provide a more complete understanding of factors and trends affecting our business.

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Net Income	$70,098	$29,240	$34,602
Adjustments:
Loss on early extinguishment of debt(a)	24,991	22,895	—
Acquisition-related costs(b)	—	(2,358)	(3,300)
Intangible asset amortization	1,070	1,080	1,137
Stock-based compensation expense	11,660	11,307	8,522
Foreign currency transaction loss (gain), net	2,320	(384)	(1,562)
Cumulative tax effect of adjustments	(8,885)	(7,435)	(1,907)
Discrete tax adjustments(c)	(11,237)	(7,452)	—
Regulatory settlement(d)	633	—	—
Adjusted earnings	$90,650	$46,893	$37,492

Diluted earnings per share	$1.99	$0.86	$1.03
Adjustments:
Loss on early extinguishment of debt(a)	0.71	0.67	—
Acquisition related costs(b)	—	(0.07)	(0.10)
Intangible asset amortization	0.03	0.03	0.04
Stock-based compensation expense	0.33	0.33	0.26
Foreign currency transaction loss (gain), net	0.07	(0.01)	(0.05)
Cumulative tax effect of adjustments	(0.25)	(0.22)	(0.06)
Discrete tax adjustments(c)	(0.32)	(0.22)	—
Regulatory settlement(d)	0.02	—	—
Adjusted earnings per share	$2.58	$1.37	$1.12

(a)

For the years ended December 31, 2018 and 2017, we recorded $25.0 million ($19.6 million net of tax) and $22.9 million ($17.7 million net of tax) losses on early extinguishment of debt, respectively, related to the repurchase of $345 million of principal amount of senior notes in 2018 and the repurchase of $155.0 million principal amount of senior notes and the redemption of $160.9 million of securitization notes in 2017.

(b)

For the years ended December 31, 2017 and 2016, we recorded a $2.4 million ($1.8 million net of tax) and a $3.3 million ($2.0 million net of tax) fair value adjustment to contingent consideration, respectively, related to a prior year acquisition.

(c)	For the years ended December 31, 2018 and 2017, we recorded income tax benefits of $11.2 million and $7.5 million, respectively, from the U.S. Tax Cuts and Jobs Act.
(d)

For the year ended December 31, 2018, we consented to the issuance of a Consent Order by the CFPB, pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2014 review of us, to pay a civil money penalty of $3.2 million, which is nondeductible for tax purposes.

Adjusted EBITDA

The table below shows Adjusted EBITDA, which is a non-GAAP measure that we define as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, taxes and stock-based compensation expense. We believe Adjusted EBITDA is used by investors to analyze operating performance and evaluate our ability to incur and service debt and our capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess our estimated enterprise value. In addition, we believe that the adjustments for loss on early extinguishment of debt, acquisition-related costs and the regulatory settlement shown below are useful to investors in order to allow them to compare our financial results during the periods shown without the effect of the income or expense items. The computation of Adjusted EBITDA as presented below may differ from the computation of similarly-titled measures provided by other companies (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Net Income	$70,098	$29,240	$34,602
Depreciation and amortization expenses	15,190	14,388	15,564
Interest expense, net	79,348	74,003	65,603
Foreign currency transaction loss (gain), net	2,320	(384)	(1,562)
Provision for income taxes	6,315	8,660	22,834
Stock-based compensation expense	11,660	11,307	8,522
Adjustments:
Loss on early extinguishment of debt(a)	24,991	22,895	—
Acquisition-related costs(b)	—	(2,358)	(3,300)
Regulatory settlement(d)	633	—	—
Adjusted EBITDA	$210,555	$157,751	$142,263

Adjusted EBITDA margin calculated as follows:
Total Revenue	$1,114,074	$843,741	$745,569
Adjusted EBITDA	$210,555	$157,751	$142,263
Adjusted EBITDA as a percentage of total revenue	18.9%	18.7%	19.1%

Refer to footnotes in previous table for explanation of (a), (b), and (d)

Constant Currency Basis

In addition to reporting financial results in accordance with GAAP, we have provided certain other non-GAAP financial information on a constant currency basis. Outside of the United States, we currently operate in the United Kingdom and Brazil. During 2018, 2017 and 2016, 15.0%, 15.9% and 16.4% of our revenue, respectively, originated in currencies other than the U.S. Dollar, principally the British Pound Sterling and Brazilian Real. As a result, changes in our reported revenue and profits include the impacts of changes in foreign currency exchange rates. We provide constant currency assessments in the following discussion and analysis to isolate the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. All conversion rates below are based on the U.S. Dollar equivalent to one of the applicable foreign currencies:

	Year Ended December 31,
	2018	2017	% Change
British Pound	1.3353	1.2891	3.6%
Brazilian Real	0.2753	0.3134	(12.2)%

	Year Ended December 31,
	2017	2016	% Change
British Pound	1.2891	1.3554	(4.9)%
Brazilian Real	0.3134	0.2884	8.6%

We believe that our non-GAAP constant currency assessments are a useful measure, indicating the actual growth and profitability of our operations.

Combined Loans and Finance Receivables

Combined loans and finance receivables is a non-GAAP measure that includes both loans and RPAs we own and loans we guarantee, which are either GAAP items or disclosures required by GAAP. We believe this non-GAAP measure provides investors with important information needed to evaluate the magnitude of potential receivable losses and the opportunity for revenue performance of the loans and finance receivables portfolio on an aggregate basis. We also believe that the comparison of the aggregate amounts from period to period is more meaningful than comparing only the amounts reflected on our consolidated balance sheets since both revenue and cost of revenue are impacted by the aggregate amount of receivables we own and those we guarantee as reflected in our consolidated financial statements.

YEAR ENDED 2018 COMPARED TO YEAR ENDED 2017

Revenue and Gross Profit

Revenue increased $270.4 million, or 32.0%, to $1,114.1 million for 2018 as compared to $843.7 million for 2017. On a constant currency basis, revenue increased by $269.7 million, or 32.0%, for 2018 compared to 2017. The change in revenue was driven by an increase in revenue of $237.0 million from our domestic operations, primarily resulting from a 38.4% increase in domestic line of credit accounts revenue in 2018 and a 38.2% increase in domestic installment loan and RPA revenue compared to 2017 driven by growth in these products. Additionally, revenue from international operations increased $33.4 million (or an increase of $32.7 million on a constant currency basis), due primarily to a 39.7% increase in international installment loan revenue and a 10.6% increase in international short-term loan revenue in 2018 compared to 2017.

Our gross profit increased by $96.0 million or 21.5% to $543.1 million for 2018 from $447.1 million for 2017. On a constant currency basis, gross profit increased by $94.5 million for 2018 compared to 2017. Our gross profit as a percentage of revenue (“gross profit margin”) decreased to 48.7% in 2018 from 53.0% in 2017. The decrease in gross profit margin was primarily driven by the strong new customer growth of our domestic and international installment portfolios resulting in a higher mix of new customers overall, which require higher loss provisions as new customers default at a higher rate than returning customers with a successful history of loan performance. Growth in our domestic near-prime installment portfolio also contributed to the lower gross profit margin, as these products typically have a lower margin than our short-term products. However, as the portfolio continues to scale and the underlying longer-term loans continue to season, we expect to achieve increased marginal profitability.

The following tables set forth the components of revenue and gross profit, separated between domestic and international for 2018 and 2017 (dollars in thousands):

	Year Ended December 31,
	2018	2017	$ Change	% Change
Revenue by product:
Short-term loans	$219,210	$197,408	$21,802	11.0%
Line of credit accounts	363,495	262,760	100,735	38.3%
Installment loans and RPAs	529,996	382,683	147,313	38.5%
Total loan and finance receivable revenue	1,112,701	842,851	269,850	32.0%
Other	1,373	890	483	54.3%
Total revenue	$1,114,074	$843,741	$270,333	32.0%

Revenue by product (% to total):
Short-term loans	19.7%	23.4%
Line of credit accounts	32.6%	31.1%
Installment loans and RPAs	47.6%	45.4%
Total loan and finance receivable revenue	99.9%	99.9%
Other	0.1%	0.1%
Total revenue	100.0%	100.0%

	Year Ended December 31,
	2018	2017	$ Change	% Change
Domestic:
Revenue	$946,515	$709,537	$236,978	33.4%
Cost of revenue	485,382	335,454	149,928	44.7%
Gross profit	$461,133	$374,083	$87,050	23.3%
Gross profit margin	48.7%	52.7%	(4.0)%	(7.6)%
International:
Revenue	$167,559	$134,204	$33,355	24.9%
Cost of revenue	85,618	61,178	24,440	39.9%
Gross profit	$81,941	$73,026	$8,915	12.2%
Gross profit margin	48.9%	54.4%	(5.5)%	(10.1)%
Total:
Revenue	$1,114,074	$843,741	$270,333	32.0%
Cost of revenue	571,000	396,632	174,368	44.0%
Gross profit	$543,074	$447,109	$95,965	21.5%
Gross profit margin	48.7%	53.0%	(4.3)%	(8.1)%

Loan and Finance Receivable Balances

The outstanding combined portfolio balance of loans and finance receivables, net of allowance and liability for estimated losses, increased $150.9 million, or 20.5%, to $887.5 million as of December 31, 2018 from $736.6 million as of December 31, 2017, due primarily to increased demand for our domestic near-prime installment product and an increase in international loan balances (up 17.3% on a constant currency basis). The outstanding loan balance for our domestic near-prime product increased 26.7% as of December 31, 2018 compared to December 31, 2017, resulting in a domestic near-prime portfolio balance that comprises approximately 45% of our total loan and finance receivables portfolio balance while short-term loans comprise approximately 9%. We expect this trend to continue as we expand our near-prime installment product offering in 2019. We expect the loan balances for our domestic near-prime installment loan product will continue to comprise a larger percentage of the total loan and finance receivable portfolio, due to consumer demand for the product and its longer loan term. See “—Non-GAAP Financial Measures—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

The combined loan and finance receivable balance includes $1,023.3 million and $827.7 million as of December 31, 2018 and 2017, respectively, of our Company-owned receivables balances before the allowance for losses of $163.3 million and $123.0 million provided in the consolidated financial statements for December 31, 2018 and 2017, respectively. The combined loan and finance receivable balance also includes $29.7 million and $34.1 million as of December 31, 2018 and 2017, respectively, of loan and finance receivable balances that are guaranteed by us, which are not included in our consolidated balance sheets, with the exception of the liability for estimated losses of $2.2 million and $2.3 million, which is included in “Accounts payable and accrued expenses” as of December 31, 2018 and 2017, respectively.

The following tables summarize loan and finance receivable balances outstanding as of December 31, 2018 and 2017 (dollars in thousands):

	As of December 31,
	2018			2017
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables:
Short-term loans	$67,725	$25,388	$93,113	$73,672	$28,875	$102,547
Line of credit accounts	227,563	—	227,563	170,068	—	170,068
Installment loans and RPAs	727,966	4,316	732,282	584,009	5,259	589,268
Total ending loans and finance receivables, gross	1,023,254	29,704	1,052,958	827,749	34,134	861,883
Less: Allowance and liabilities for losses(a)	(163,308)	(2,166)	(165,474)	(123,044)	(2,258)	(125,302)
Total ending loans and finance receivables, net	$859,946	$27,538	$887,484	$704,705	$31,876	$736,581
Allowance and liability for losses as a % of loans and finance receivables, gross	16.0%	7.3%	15.7%	14.9%	6.6%	14.5%

	As of December 31,
	2018			2017
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables:
Total domestic, gross	$902,447	$29,704	$932,151	$716,555	$34,134	$750,689
Total international, gross	120,807	—	120,807	111,194	—	111,194
Total ending loans and finance receivables, gross	$1,023,254	$29,704	$1,052,958	$827,749	$34,134	$861,883

(a)

GAAP measure. The loan and finance receivable balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs and are not included in our consolidated balance sheets.

(b)	Except for allowance and liability for estimated losses, amounts represent non-GAAP measures.

Average Amount Outstanding per Loan

The average amount outstanding per loan is calculated as the total combined loans, gross balance at the end of the period divided by the total number of combined loans outstanding at the end of the period. The following table shows the average amount outstanding per loan by product at December 31, 2018 and 2017:

	As of December 31,
	2018	2017
Average amount outstanding per loan (in ones)(a)
Short-term loans(b)	$467	$492
Line of credit accounts	1,577	1,384
Installment loans(b)(c)	2,189	2,174
Total loans(b)(c)	$1,553	$1,431

(a)	The disclosure regarding the average amount per loan is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated balance sheets.
(c)	Excludes RPAs.

The average amount outstanding per loan increased to $1,553 from $1,431 during 2018 compared to 2017, mainly due to a greater mix of installment loans and line of credit accounts, which have higher average amounts outstanding per loan relative to short-term loans, in 2018 compared to 2017.

Average Loan Origination

The average loan origination amount is calculated as the total amount of combined loans originated, renewed and purchased for the period divided by the total number of combined loans originated, renewed and purchased for the period. The following table shows the average loan origination amount by product for 2018 compared to 2017:

	Year Ended
	December 31,
	2018	2017
Average loan origination amount (in ones)(a)
Short-term loans(b)	$461	$457
Line of credit accounts(c)	342	303
Installment loans(b)(d)	1,644	1,651
Total loans(b)(d)	$573	$537

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated balance sheets.
(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount increased to $573 from $537 during 2018 compared to 2017, mainly due to a greater mix of installment loans, which have a higher origination amount than short-term loans and line of credit accounts.

Loans and Finance Receivables Loss Experience

The allowance and liability for estimated losses as a percentage of combined loans and RPAs increased to 15.7% as of December 31, 2018 compared to 14.5% as of December 31, 2017, due primarily to a greater concentration of loans to new customers in the installment loan and line of credit account portfolios. New customers require a greater reserve as these loans default at a higher rate than returning customers with a successful history of loan performance.

The cost of revenue in 2018 was $571.0 million, which was composed of $571.1 million related to our Company-owned loans and finance receivables and partially offset by a $0.1 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. The cost of revenue in 2017 was $396.6 million, which was composed of $396.4 million related to our Company-owned loans and finance receivables, and a $0.2 million increase in the liability for estimated losses related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $529.3 million and $373.4 million in 2018 and 2017, respectively.

The following tables show loan and finance receivable balances and fees receivable and the relationship of the allowance and liability for losses to the combined balances of loans and finance receivables for each of the last eight quarters (dollars in thousands):

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Loans and finance receivables:
Gross - Company owned	$817,359	$871,915	$990,368	$1,023,254
Gross - Guaranteed by the Company(a)	26,594	28,681	30,106	29,704
Combined loans and finance receivables, gross(b)	843,953	900,596	1,020,474	1,052,958
Allowance and liability for losses on loans and finance receivables	115,693	123,876	153,829	165,474
Combined loans and finance receivables, net(b)	$728,260	$776,720	$866,645	$887,484
Allowance and liability for losses as a % of loans and finance receivables, gross(b)	13.7%	13.8%	15.1%	15.7%

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Loans and finance receivables:
Gross - Company owned	$598,717	$647,835	$742,796	$827,749
Gross - Guaranteed by the Company(a)	22,546	28,013	28,943	34,134
Combined loans and finance receivables, gross(b)	621,263	675,848	771,739	861,883
Allowance and liability for losses on loans and finance receivables	84,441	85,780	107,077	125,302
Combined loans and finance receivables, net(b)	$536,822	$590,068	$664,662	$736,581
Allowance and liability for losses as a % of loans and finance receivables, gross(b)	13.6%	12.7%	13.9%	14.5%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(b)	Non-GAAP measure.

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

Short-term Loans

Demand for our short-term loan product in the United States has historically been highest in the third and fourth quarters of each year, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. The higher allowance and liability for losses as a percentage of combined loan balance in 2018 was attributable to strong customer demand for short-term loans in both the United States and the United Kingdom. This led to higher short-term consumer loan balances, which also led to year-over-year increases in the average and ending short-term loan balances for much of 2018.

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

The following table includes information related only to short-term loans and shows our loss experience trends for short-term loans for each of the last eight quarters (dollars in thousands):

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Short-term loans:
Cost of revenue	$20,323	$20,386	$26,174	$25,386
Charge-offs (net of recoveries)	22,213	19,626	21,835	26,822
Average short-term combined loan balance, gross:
Company owned(a)	71,442	66,171	73,476	72,952
Guaranteed by the Company(a)(b)	26,383	23,638	25,913	25,286
Average short-term combined loan balance, gross(a)(c)	$97,825	$89,809	$99,389	$98,238
Ending short-term combined loan balance, gross:
Company owned	$65,858	$67,255	$78,508	$67,725
Guaranteed by the Company(b)	21,409	24,764	25,533	25,388
Ending short-term combined loan balance, gross(c)	$87,267	$92,019	$104,041	$93,113
Ending allowance and liability for losses	$20,397	$20,744	$24,981	$23,384

Short-term loan ratios:
Cost of revenue as a % of average short-term combined loan balance, gross(a)(c)	20.8%	22.7%	26.3%	25.8%
Charge-offs (net of recoveries) as a % of average short-term combined loan balance, gross(a)(c)	22.7%	21.9%	22.0%	27.3%
Gross profit margin	61.9%	59.5%	54.8%	56.0%
Allowance and liability for losses as a % of combined loan balance, gross(c)(d)	23.4%	22.5%	24.0%	25.1%

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Short-term loans:
Cost of revenue	$15,602	$16,584	$23,849	$22,129
Charge-offs (net of recoveries)	18,975	15,539	20,439	21,201
Average short-term combined loan balance, gross:
Company owned(a)	58,729	57,653	65,949	70,040
Guaranteed by the Company(a)(b)	23,153	21,368	25,787	26,785
Average short-term combined loan balance, gross(a)(c)	$81,882	$79,021	$91,736	$96,825
Ending short-term combined loan balance, gross:
Company owned	$53,205	$61,565	$67,719	$73,672
Guaranteed by the Company(b)	18,854	24,123	24,248	28,875
Ending short-term combined loan balance, gross(c)	$72,059	$85,688	$91,967	$102,547
Ending allowance and liability for losses	$16,205	$17,449	$21,047	$22,022
Short-term loan ratios:
Cost of revenue as a % of average short-term combined loan balance, gross(a)(c)	19.1%	21.0%	26.0%	22.9%
Charge-offs (net of recoveries) as a % of average short-term combined loan balance, gross(a)(c)	23.2%	19.7%	22.3%	21.9%
Gross profit margin	67.1%	64.5%	52.2%	58.5%
Allowance and liability for losses as a % of combined loan balance, gross(c)(d)	22.5%	20.4%	22.9%	21.5%

(a)	The average short-term combined loan balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated balance sheets.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan balance, gross, is determined using period-end balances.

Line of Credit Accounts

The cost of revenue as a percentage of average loan balance for line of credit accounts exhibits a similar quarterly seasonal trend to short-term loan loss rates as the ratio is typically lower in the first quarter and increases throughout the remainder of the year, peaking in the second half of the year with higher loan demand.

The gross profit margin is generally lower for line of credit accounts as compared to short-term loans because the highest levels of default are exhibited in the early stages of the account, while the revenue is recognized over the term of the account. As a result, particularly in periods of higher growth for line of credit account portfolios, the gross profit margin will be lower for this product than for our short-term loan products. During 2018, we experienced lower gross profit margin and/or higher cost of revenue as a percentage of the average combined loan balance for line of credit accounts outstanding than we experienced in the prior year quarters as a result of the strong growth in the line of credit account portfolios.

The following table includes information related only to line of credit accounts and shows our loss experience trends for line of credit accounts for each of the last eight quarters (dollars in thousands):

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$25,383	$31,211	$46,749	$59,632
Charge-offs (net of recoveries)	29,411	27,281	36,321	50,102
Average loan balance(a)	168,118	168,881	200,710	221,721
Ending loan balance	160,923	181,134	216,624	227,563
Ending allowance for losses balance	$27,120	$31,050	$41,478	$51,008
Line of credit account ratios:
Cost of revenue as a % of average loan balance(a)	15.1%	18.5%	23.3%	26.9%
Charge-offs (net of recoveries) as a % of average loan balance(a)	17.5%	16.2%	18.1%	22.6%
Gross profit margin	67.6%	60.8%	52.6%	44.2%
Allowance for losses as a % of loan balance(b)	16.9%	17.1%	19.1%	22.4%

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$19,831	$19,868	$23,439	$30,278
Charge-offs (net of recoveries)	24,660	18,786	19,476	25,940
Average loan balance(a)	135,621	128,348	145,398	161,905
Ending loan balance	124,498	134,154	154,689	170,068
Ending allowance for losses balance	$21,765	$22,847	$26,810	$31,148
Line of credit account ratios:
Cost of revenue as a % of average loan balance(a)	14.6%	15.5%	16.1%	18.7%
Charge-offs (net of recoveries) as a % of average loan balance(a)	18.2%	14.6%	13.4%	16.0%
Gross profit margin	66.6%	66.2%	66.0%	59.9%
Allowance for losses as a % of loan balance(b)	17.5%	17.0%	17.3%	18.3%

(a)	The average loan balance for line of credit accounts is the average of the month-end balances during the period.
(b)	Allowance for losses as a % of loan balance is determined using period-end balances.

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

The gross profit margin is generally lower for the installment loan and RPA products than for other products, primarily because the highest levels of default are exhibited in the early stages of the loan or RPA, while revenue is recognized over the term of the loan or estimated delivery term. In addition, installment loans and RPAs typically have higher average amounts per receivable. Another factor contributing to the lower gross profit margin is that the yield for installment loans and RPAs is typically lower than the yield for the other products we offer. As a result, particularly in periods of higher growth for the installment loan and RPA portfolios, which has been the case in recent years, the gross profit margin is typically lower for this product than for our short-term loan products. Our installment loan and RPA portfolio balance outstanding at December 31, 2018 increased $143.0 million, or 24.3%, compared to December 31, 2017. During 2018, we generally experienced lower gross profit margin than we experienced in the prior year quarters as a result of the continued growth in our domestic near-prime installment and RPA portfolios.

The following table includes information related only to our installment loans and RPAs and shows our loss experience trends for installment loans for each of the last eight quarters (dollars in thousands):

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Installment loans and RPAs:
Cost of revenue	$62,847	$69,897	$90,840	$92,172
Charge-offs (net of recoveries)	67,081	64,878	75,261	88,429
Average installment and RPA combined loan and finance receivable balance, gross:
Company owned(a)	591,739	605,025	663,387	713,821
Guaranteed by the Company(a)(b)	5,760	4,500	4,325	4,279
Average installment and RPA combined loan and finance receivable balance, gross (a)(c)	$597,499	$609,525	$667,712	$718,100
Ending installment and RPA combined loan and finance receivable balance, gross:
Company owned	$590,578	$623,526	$695,236	$727,966
Guaranteed by the Company(b)	5,185	3,917	4,573	4,316
Ending installment and RPA combined loan and finance receivable balance, gross (c)	$595,763	$627,443	$699,809	$732,282
Ending allowance and liability for losses	$68,176	$72,082	$87,370	$91,082
Installment and RPA loan ratios:
Cost of revenue as a % of average installment and RPA combined loan and finance receivable balance, gross(a)(c)	10.5%	11.5%	13.6%	12.8%
Charge-offs (net of recoveries) as a % of average installment and RPA combined loan and finance receivable balance, gross (a)(c)	11.2%	10.6%	11.3%	12.3%
Gross profit margin	48.5%	43.2%	33.7%	37.6%
Allowance and liability for losses as a % of combined loan and finance receivable balance, gross(c)(d)	11.4%	11.5%	12.5%	12.4%

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Installment loans and RPAs:
Cost of revenue	$46,451	$43,410	$60,053	$75,138
Charge-offs (net of recoveries)	55,179	44,443	46,598	62,116
Average installment and RPA combined loan and finance receivable balance, gross:
Company owned(a)	440,886	433,698	487,436	552,003
Guaranteed by the Company(a)(b)	4,874	3,631	4,628	5,025
Average installment and RPA combined loan and finance receivable balance, gross (a)(c)	$445,760	$437,329	$492,064	$557,028
Ending installment and RPA combined loan and finance receivable balance, gross:
Company owned	$421,014	$452,116	$520,388	$584,009
Guaranteed by the Company(b)	3,692	3,890	4,695	5,259
Ending installment and RPA combined loan and finance receivable balance, gross (c)	$424,706	$456,006	$525,083	$589,268
Ending allowance and liability for losses	$46,471	$45,484	$59,220	$72,132
Installment and RPA loan ratios:
Cost of revenue as a % of average installment and RPA combined loan and finance receivable balance, gross(a)(c)	10.4%	9.9%	12.2%	13.5%
Charge-offs (net of recoveries) as a % of average installment and RPA combined loan and finance receivable balance, gross (a)(c)	12.4%	10.2%	9.5%	11.2%
Gross profit margin	45.4%	48.4%	39.3%	34.4%
Allowance and liability for losses as a % of combined loan and finance receivable balance, gross(c)(d)	10.9%	10.0%	11.3%	12.2%

(a)	The average loan and finance receivable balance for installment loans is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated balance sheets.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan and finance receivable balance, gross, is determined using period-end balances.

Total Expenses

Total expenses increased $47.3 million, or 15.1%, to $360.0 million in 2018, compared to $312.7 million in 2017. On a constant currency basis, total expenses increased $47.7 million, or 15.3%, to $360.4 million for 2018 compared to 2017.

Marketing expense increased $23.9 million, or 23.5%, to $125.3 million in 2018 compared to $101.4 million in 2017, primarily due to higher direct mail and television advertising for our domestic brands and higher lead purchase and digital marketing costs for both our domestic and international businesses.

Operations and technology expense increased to $112.5 million in 2018 from $95.2 million in 2017, due primarily to higher call center headcount to support our growth, higher underwriting costs primarily related to growth in loan originations and higher selling expense, which includes ongoing expenses associated with complaints in the United Kingdom.

General and administrative expense increased $5.3 million, or 5.2%, to $107.0 million in 2018 compared to $101.7 million in 2017, due primarily to higher incentive expenses resulting from our strong financial performance.

Depreciation and amortization expense increased to $15.2 million in 2018 compared to $14.4 million in 2017 primarily related to software development projects and amortization thereof.

Interest Expense, Net

Interest expense, net increased $5.4 million, or 7.2%, to $79.4 million in 2018 compared to $74.0 million in 2017. The increase was due to an increase in the average amount of debt outstanding of $116.2 million to $810.7 million during 2018 from $694.5 million during 2017, partially offset by a decrease in the weighted average interest rate on our outstanding debt to 9.78% in 2018 from 10.63% in 2017.The increase in average debt outstanding was due primarily to additional principal amounts outstanding under our securitization facilities and the issuance of $375.0 million in senior notes in September 2018, partially offset by the early paydown of our 9.75% senior notes due 2021. See “—Liquidity and Capital Resources—Consumer Loan Securitizations” below for further information.

Provision for Income Taxes

Provision for income taxes decreased $2.4 million, or 27.1%, to $6.3 million in 2018 compared to $8.7 million in 2017. The decrease was attributable to the estimated tax effects of optimizing the timing of certain income tax deductions for prior year loan and fixed asset related deferred tax items, coupled with the overall decrease in the federal tax rate from 35% to 21% resulting from the Tax Cuts and Jobs Act, which was enacted into law on December 22, 2017. Refer to Note 9 in the Notes to Consolidated Financial Statements for additional discussion.

The balance of unrecognized tax benefits recorded in our Consolidated Balance Sheet as of December 31, 2018 was $13.3 million, all of which, if recognized, would favorably affect the effective tax rate in the period of recognition. We believe it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits will change by a significant amount. The principal uncertainties are related to the timing of recognition of income and losses related to our loan portfolio. We anticipate a Joint Committee on Taxation review of certain tax returns that were filed during 2018 in conjunction with the refunds claimed on those returns. Depending upon the outcome of the review and any related agreements or settlements with the relevant taxing authorities, the amount of the uncertainty, including amounts that would be recognized as a component of the effective tax rate, could change significantly. While the total amount of uncertainty to be resolved is not clear, it is reasonably possible that the uncertainties pertaining to this matter will be resolved in the next twelve months.

YEAR ENDED 2017 COMPARED TO YEAR ENDED 2016

Revenue and Gross Profit

Revenue increased $98.1 million, or 13.2%, to $843.7 million for 2017 as compared to $745.6 million for 2016. On a constant currency basis, revenue increased by $102.2 million, or 13.7%, for 2017 compared to 2016. The change in revenue was driven by an increase in revenue of $86.5 million from our domestic operations, primarily resulting from a 19.5% increase in domestic line of credit accounts revenue in 2017 and a 16.9% increase in domestic installment loan and RPA revenue compared to 2016 driven by growth in these products. Additionally, revenue from international operations increased $11.6 million (or an increase of $15.6 million on a constant currency basis), due primarily to a 17.1% increase in international installment loan revenue and a 4.9% increase in international short-term loan revenue in 2017 compared to 2016.

Our gross profit increased by $29.5 million or 7.1% to $447.1 million for 2017 from $417.6 million for 2016. On a constant currency basis, gross profit increased by $33.1 million for 2017 compared to 2016. Our gross profit margin decreased to 53.0% in 2017 from 56.0% in 2016. The decrease in gross profit margin was driven primarily by the strong new customer growth of our domestic and international installment portfolios resulting in a higher mix of new customers overall, which require higher loss provisions as new customers default at a higher rate than returning customers with a successful history of loan performance. Although the growth in our domestic near-prime installment portfolio contributed to the lower gross profit margin, as the portfolio continues to scale and the underlying longer term loans continue to season, we expect to achieve increased marginal profitability.

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

Loan and Finance Receivable Balances

The outstanding combined portfolio balance of loans and finance receivables, net of allowance and liability for estimated losses, increased $144.8 million, or 24.5%, to $736.6 million as of December 31, 2017 from $591.8 million as of December 31, 2016, due primarily to increased demand for our domestic near-prime installment product and an increase in international loan balances (up 23.7% on a constant currency basis). The outstanding loan balance for our domestic near-prime product increased 32.9% as of December 31, 2017 compared to December 31, 2016, resulting in a domestic near-prime portfolio balance that comprises approximately 43% of our total loan and finance receivables portfolio balance while short-term loans comprise approximately 12%. We expect this trend to continue as we expand our near-prime installment product offering in 2018. We expect the loan balances for our domestic near-prime installment loan product will continue to comprise a larger percentage of the total loan and finance receivable portfolio, due to consumer demand for the product and its longer loan term. See “—Non-GAAP Financial Measures—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

The combined loan and finance receivables balance includes $827.7 million and $660.5 million as of December 31, 2017 and 2016, respectively, of Company-owned receivables balances before the allowance for losses of $123.0 million and $98.9 million provided in the consolidated financial statements for December 31, 2017 and 2016, respectively. The combined loan and finance receivables balance also includes $34.1 million and $32.2 million as of December 31, 2017 and 2016, respectively, of loan and finance receivable balances that are guaranteed by us, which are not included in our consolidated balance sheets, with the exception of the liability for estimated losses of $2.3 million and $2.0 million, which is included in “Accounts payable and accrued expenses” in the consolidated balance sheets for December 31, 2017 and 2016, respectively.

The following tables summarize combined loan and finance receivable balances outstanding as of December 31, 2017 and 2016 (dollars in thousands):

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

(a)

GAAP measure. The loan and finance receivable balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs and are not included in our consolidated balance sheets.

(b)	Except for allowance and liability for estimated losses, amounts represent non-GAAP measures.

Average Amount Outstanding per Loan

The average amount outstanding per loan is calculated as the total combined loans, gross balance at the end of the period divided by the total number of combined loans outstanding at the end of the period. The following table shows the average amount outstanding per loan by product at December 31, 2017 and 2016:

	As of December 31,
	2017	2016
Average amount outstanding per loan (in ones)(a)
Short-term loans(b)	$492	$484
Line of credit accounts	1,384	1,289
Installment loans(b)(c)	2,174	1,888
Total loans(b)(c)	$1,431	$1,254

(a)	The disclosure regarding the average amount per loan is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated balance sheets.
(c)	Excludes RPAs.

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

Average Loan Origination

The average loan origination amount is calculated as the total amount of combined loans originated, renewed and purchased for the period divided by the total number of combined loans originated, renewed and purchased for the period. The following table shows the average loan origination amount by product for 2017 compared to 2016:

	Year Ended
	December 31,
	2017	2016
Average loan origination amount (in ones)(a)
Short-term loans(b)	$457	$454
Line of credit accounts(c)	303	306
Installment loans(b)(d)	1,651	1,734
Total loans(b)(d)	$537	$517

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated balance sheets.
(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

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

The following table includes information related only to short-term loans and shows our loss experience trends for short-term loans for each of the last eight quarters (dollars in thousands):

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Short-term loans:
Cost of revenue	$15,602	$16,584	$23,849	$22,129
Charge-offs (net of recoveries)	18,975	15,539	20,439	21,201
Average short-term combined loan balance, gross:
Company owned(a)	58,729	57,653	65,949	70,040
Guaranteed by the Company(a)(b)	23,153	21,368	25,787	26,785
Average short-term combined loan balance, gross(a)(c)	$81,882	$79,021	$91,736	$96,825
Ending short-term combined loan balance, gross:
Company owned	$53,205	$61,565	$67,719	$73,672
Guaranteed by the Company(b)	18,854	24,123	24,248	28,875
Ending short-term combined loan balance, gross(c)	$72,059	$85,688	$91,967	$102,547
Ending allowance and liability for losses	$16,205	$17,449	$21,047	$22,022

Short-term loan ratios:
Cost of revenue as a % of average short-term combined loan balance, gross(a)(c)	19.1%	21.0%	26.0%	22.9%
Charge-offs (net of recoveries) as a % of average short-term combined loan balance, gross(a)(c)	23.2%	19.7%	22.3%	21.9%
Gross profit margin	67.1%	64.5%	52.2%	58.5%
Allowance and liability for losses as a % of combined loan balance, gross(c)(d)	22.5%	20.4%	22.9%	21.5%

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Short-term loans:
Cost of revenue	$13,276	$14,214	$20,531	$21,600
Charge-offs (net of recoveries)	16,540	11,720	15,956	21,021
Average short-term combined loan balance, gross:
Company owned(a)	55,839	54,324	60,761	59,728
Guaranteed by the Company(a)(b)	25,151	21,443	24,678	24,709
Average short-term combined loan balance, gross(a)(c)	$80,990	$75,767	$85,439	$84,437
Ending short-term combined loan balance, gross:
Company owned	$52,381	$58,798	$60,124	$63,005
Guaranteed by the Company(b)	20,534	24,451	23,379	26,092
Ending short-term combined loan balance, gross(c)	$72,915	$83,249	$83,503	$89,097
Ending allowance and liability for losses	$12,598	$14,746	$19,184	$19,486
Short-term loan ratios:
Cost of revenue as a % of average short-term combined loan balance, gross(a)(c)	16.4%	18.8%	24.0%	25.6%
Charge-offs (net of recoveries) as a % of average short-term combined loan balance, gross(a)(c)	20.4%	15.5%	18.7%	24.9%
Gross profit margin	72.1%	69.5%	60.5%	56.8%
Allowance and liability for losses as a % of combined loan balance, gross(c)(d)	17.3%	17.7%	23.0%	21.9%

(a)	The average short-term combined loan balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated balance sheets.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan balance, gross, is determined using period-end balances.

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

The following table includes information related only to our installment loans and RPAs and shows our loss experience trends for installment loans for each of the last eight quarters (dollars in thousands):

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Installment loans and RPAs:
Cost of revenue	$46,451	$43,410	$60,053	$75,138
Charge-offs (net of recoveries)	55,179	44,443	46,598	62,116
Average installment and RPA combined loan and finance receivable balance, gross:
Company owned(a)	440,886	433,698	487,436	552,003
Guaranteed by the Company(a)(b)	4,874	3,631	4,628	5,025
Average installment and RPA combined loan and finance receivable balance, gross (a)(c)	$445,760	$437,329	$492,064	$557,028
Ending installment and RPA combined loan and finance receivable balance, gross:
Company owned	$421,014	$452,116	$520,388	$584,009
Guaranteed by the Company(b)	3,692	3,890	4,695	5,259
Ending installment and RPA combined loan and finance receivable balance, gross (c)	$424,706	$456,006	$525,083	$589,268
Ending allowance and liability for losses	$46,471	$45,484	$59,220	$72,132
Installment and RPA loan ratios:
Cost of revenue as a % of average installment and RPA combined loan and finance receivable balance, gross(a)(c)	10.4%	9.9%	12.2%	13.5%
Charge-offs (net of recoveries) as a % of average installment and RPA combined loan and finance receivable balance, gross (a)(c)	12.4%	10.2%	9.5%	11.2%
Gross profit margin	45.4%	48.4%	39.3%	34.4%
Allowance and liability for losses as a % of combined loan and finance receivable balance, gross(c)(d)	10.9%	10.0%	11.3%	12.2%

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Installment loans and RPAs:
Cost of revenue	$39,830	$33,988	$45,121	$50,917
Charge-offs (net of recoveries)	36,541	32,332	37,383	46,411
Average installment and RPA combined loan and finance receivable balance, gross:
Company owned(a)	344,330	362,222	419,225	448,953
Guaranteed by the Company(a)(b)	7,476	6,094	6,600	6,093
Average installment and RPA combined loan and finance receivable balance, gross (a)(c)	$351,806	$368,316	$425,825	$455,046
Ending installment and RPA combined loan and finance receivable balance, gross:
Company owned	$345,174	$386,982	$445,100	$453,307
Guaranteed by the Company(b)	6,580	6,776	6,321	6,107
Ending installment and RPA combined loan and finance receivable balance, gross (c)	$351,754	$393,758	$451,421	$459,414
Ending allowance and liability for losses	$41,004	$42,878	$50,495	$54,861
Installment and RPA loan ratios:
Cost of revenue as a % of average installment and RPA combined loan and finance receivable balance, gross(a)(c)	11.3%	9.2%	10.6%	11.2%
Charge-offs (net of recoveries) as a % of average installment and RPA combined loan and finance receivable balance, gross (a)(c)	10.4%	8.8%	8.8%	10.2%
Gross profit margin	48.6%	54.7%	46.8%	43.5%
Allowance and liability for losses as a % of combined loan and finance receivable balance, gross(c)(d)	11.7%	10.9%	11.2%	11.9%

(a)	The average loan and finance receivable balance for installment loans is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated balance sheets.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan and finance receivable balance, gross, is determined using period-end balances.

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

Operations and technology expense increased to $95.2 million in 2017 from $85.2 million in 2016, due primarily to underwriting and transaction costs and software costs primarily related to growth in loan originations.

General and administrative expense increased $3.7 million, or 3.8%, to $101.7 million in 2017 compared to $98.0 million in 2016, due primarily to higher personnel and incentive expenses from an increase in corporate headcount.

Depreciation and amortization expense decreased to $14.4 million in 2017 compared to $15.5 million in 2016 due primarily to the acceleration of depreciation in the prior year resulting from our exit from the Australian and Canadian markets and the relocation of a datacenter in 2016.

Interest Expense, Net

Interest expense, net increased $8.4 million, or 12.8%, to $74.0 million in 2017 compared to $65.6 million in 2016. The increase was due to an increase in the average amount of debt outstanding, resulting from additional principal amounts outstanding under our securitization facilities (see “—Liquidity and Capital Resources—Consumer Loan Securitizations” below for further information) and the issuance of the 8.50% Senior Unsecured Notes Due 2024 on September 1, 2017 (see “—Liquidity and Capital Resources—8.50% Senior Unsecured Notes Due 2024” below for further information), which increased the average amount of debt outstanding by $79.3 million to $694.5 million during 2017 from $615.2 million during 2016, partially offset by a decrease in the weighted average interest rate on our outstanding debt to 10.63% in 2017 from 10.71% in 2016.

Provision for Income Taxes

Provision for income taxes decreased $14.1 million, or 62.1%, to $8.7 million in 2017 compared to $22.8 million in 2016. The decrease was due primarily to a 34.0% decrease in income before income taxes, and a decrease in the effective tax rate to 22.9% in 2017 from 39.8% in 2016. The decrease in the effective tax rate is mainly due to the Tax Cuts and Jobs Act, and an adjustment related to share based compensation deferred tax.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

Historically, we have generated significant cash flow through normal operating activities for funding both long-term and short-term needs. Our near-term liquidity is managed to ensure that adequate resources are available to fund our seasonal working capital growth, which is driven by demand for our loan and financing products, and to meet the continued growth in the demand for our near-prime installment products. On May 30, 2014, we issued and sold $500.0 million in aggregate principal amount of 9.75% senior notes due 2021 (the “2021 Senior Notes”). On September 1, 2017, we issued and sold $250.0 million in aggregate principal amount of 8.50% Senior Notes due 2024 (the “2024 Senior Notes”) and used the net proceeds, in part, to retire $155.0 million in 2021 Senior Notes. On January 21, 2018, we redeemed an additional $50.0 million in principal amount of the outstanding 2021 Senior Notes. On September 19, 2018, we issued and sold $375.0 million in aggregate principal amount of 8.50% Senior Notes due 2025 (the “2025 Senior Notes”) and used the net proceeds, in part, to retire the remaining $295.0 million in principal amount of the outstanding 2021 Senior Notes.

On June 30, 2017, we entered into a secured revolving credit agreement (as amended, the “Credit Agreement”) which replaced our previous credit agreement that was terminated on June 30, 2017. On April 13, 2018 and October 5, 2018, we and certain of our operating subsidiaries entered into amendments of our Credit Agreement, as further described below. As of February 22, 2019, our available borrowings under the Credit Agreement were $76.4 million. On January 15, 2016 and December 1, 2016, we entered into the 2016‑1 and 2016‑2 Securitization Facilities, respectively, as further described below under “Consumer Loan Securitizations.” On October 20, 2017, we amended and restated the 2016-1 Securitization Facility, as further described below. On July 23, 2018 and October 23, 2018, we and several of our subsidiaries entered into the 2018-1 and 2018-2 Securitization Facilities, respectively, as further described below. On October 31, 2018, we issued asset-backed notes through an indirect subsidiary, as further described below. As of February 22, 2019, the outstanding balance under our securitization facilities was $225.2 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer loan securitization facilities.

As of December 31, 2018, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending which could be expected to generate additional liquidity.

8.50% Senior Unsecured Notes Due 2025

On September 19, 2018, we issued and sold the 2025 Senior Notes. The 2025 Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States pursuant to Regulation S under the Securities Act. The 2025 Senior Notes bear interest at a rate of 8.50% annually on the principal amount payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019. The 2025 Senior Notes were sold at a price of 100%. The 2025 Senior Notes will mature on September 15, 2025. The 2025 Senior Notes are unsecured debt obligations of ours, and are unconditionally guaranteed by certain of our domestic subsidiaries. As of December 31, 2018, the total liabilities of our subsidiaries (other than the guarantors) were $321.3 million, including trade payables.

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

We used a portion of the net proceeds of the 2025 Senior Notes offering to retire the remaining outstanding 2021 Senior Notes balance of $295.0 million, to pay the related accrued interest, premiums, fees and expenses associated therewith. The remaining amount is intended to be used for general corporate purposes, which may include working capital and future repurchases of our outstanding debt securities.

8.50% Senior Unsecured Notes Due 2024

On September 1, 2017, we issued and sold the 2024 Senior Notes. The 2024 Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the United States pursuant to Regulation S under the Securities Act. The 2024 Senior Notes bear interest at a rate of 8.50% annually on the principal amount payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2018. The 2024 Senior Notes were sold at a price of 100%. The 2024 Senior Notes will mature on September 1, 2024. The 2024 Senior Notes are unsecured debt obligations of ours, and are unconditionally guaranteed by certain of our domestic subsidiaries. As of December 31, 2018, the total liabilities of our subsidiaries (other than the guarantors) were $321.3 million, including trade payables.

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

We used the net proceeds of the 2024 Senior Notes offering to retire a portion of our outstanding 2021 Senior Notes, to pay the related accrued interest, premiums, fees and expenses associated therewith and for general corporate purposes

Consumer Loan Securitizations

We securitize consumer loan receivables originated by certain of our subsidiaries, which are sold to bankruptcy remote special purpose subsidiaries. Each of these securitizations provides that (i) the lenders to a securitization subsidiaries have no recourse to seek repayment or recovery from our operating entities for credit losses on the receivables; (ii) except for certain limited indemnities, such lenders have recourse only to assets of the applicable securitization subsidiary to which they have lent; (iii) such lenders maintain a security interest in all assets of the applicable securitization subsidiary; (iv) cash flows from the assets transferred to such securitization subsidiaries represent the sole source of payment to such securitization subsidiaries. The collections on assets sold to securitization subsidiaries are not available to satisfy the debts or other obligations of the Company unless such amounts have been released from the lien of the lenders.

2018-A Notes

On October 31, 2018 (the “2018-A Closing Date”), we issued $95,000,000 Class A Asset Backed Notes (the “Class A Notes”) and $30,400,000 Class B Asset Backed Notes (the “Class B Notes” and, collectively with the Class A Notes, the “2018-A Notes”), through an indirect subsidiary. The Class A Notes bear interest at 4.20%, and the Class B Notes bear interest at 7.37%. The 2018-A Notes are backed by a pool of unsecured consumer installment loans (“Securitization Receivables”) and represent obligations of the issuer only. The 2018-A Notes are not guaranteed by us. Under the 2018-A Notes, Securitization Receivables are sold to a wholly-owned subsidiary of ours and serviced by another subsidiary of ours.

The net proceeds of the offering of the 2018-A Notes on the 2018-A Closing Date were used to acquire the Securitization Receivables from us, fund a reserve account and pay fees and expenses incurred in connection with the transaction.

The 2018-A Notes were offered only to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act. The 2018-A Notes have not been registered under the Securities Act, or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States without registration or an applicable exemption from the Securities Act and applicable state securities or blue sky laws and foreign securities laws.

2018-2 Facility

On October 23, 2018, we and several of our subsidiaries entered into a receivables funding agreement (the “2018-2 Facility”) with Credit Suisse AG, New York Branch, as agent (the “Agent”). The 2018-2 Facility collateralizes Securitization Receivables that have been and will be originated or acquired under our NetCredit brand by several of our subsidiaries and that meet specified eligibility criteria in exchange for a revolving note. Under the 2018-2 Facility, Securitization Receivables are sold to a wholly-owned subsidiary of ours (the “2018-2 Debtor”) and serviced by another subsidiary of ours.

The 2018-2 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which is required to be secured by 1.25 times the drawn amount in eligible Securitization Receivables. The 2018-2 Facility is non-recourse to us and matures on October 23, 2022.

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

All amounts due under the 2018-2 Facility are secured by all of the 2018-2 Debtor’s assets, which include the Securitization Receivables transferred to the 2018-2 Debtor, related rights under the Securitization Receivables, a bank account and certain other related collateral.

The 2018-2 Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the Securitization Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay their loans; covenants regarding special purpose entity matters; and default and termination provisions that provide for the acceleration of the 2018-2 Facility in circumstances including, but not limited to, failure to make payments when due, servicer defaults, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the Securitization Receivables and defaults under other material indebtedness of the 2018-2 Debtor.

2018‑1 Facility

On July 23, 2018, we and several of our subsidiaries entered into a receivables funding agreement (the “2018‑1 Facility”) with Pacific Western Bank, as lender (the “2018‑1 Lender”). The 2018‑1 Facility collateralizes Securitization Receivables that have been and will be originated or acquired under our NetCredit brand by several of our subsidiaries and that meet specified eligibility criteria in exchange for a revolving note. Under the 2018‑1 Facility, Securitization Receivables are sold to a wholly-owned subsidiary of ours (the “2018‑1 Debtor”) and serviced by another subsidiary of ours.

The 2018‑1 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which is required to be secured by 1.25 times the drawn amount in eligible Securitization Receivables. The 2018‑1 Facility is non-recourse to us and matures on July 22, 2023.

The 2018‑1 Facility is governed by a loan and security agreement, dated as of July 23, 2018, between the 2018‑1 Lender and the 2018‑1 Debtor. The 2018-1 Facility bears interest at a rate per annum equal to LIBOR (subject to a floor) plus an applicable margin, which rate per annum is initially 4.00%. In addition, the 2018‑1 Debtor paid certain customary upfront closing fees to the 2018‑1 Lender. Interest payments on the 2018‑1 Facility are made monthly. The 2018‑1 Debtor is permitted to prepay the 2018‑1 Facility, subject to certain fees and conditions. In the event of prepayment for the purposes of securitizations, no fees shall apply. Any remaining amounts outstanding will be payable no later than July 22, 2023, the final maturity date.

All amounts due under the 2018‑1 Facility are secured by all of the 2018‑1 Debtor’s assets, which include the Securitization Receivables transferred to the 2018‑1 Debtor, related rights under the Securitization Receivables, a bank account and certain other related collateral.

The 2018‑1 Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the Securitization Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay their loans; covenants regarding special purpose entity matters; and default and termination provisions which provide for the acceleration of the 2018‑1 Facility in circumstances including, but not limited to, failure to make payments when due, servicer defaults, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the receivables and defaults under other material indebtedness of the 2018‑1 Debtor.

2016-1 Facility

On January 15, 2016, we and certain of our subsidiaries entered into a receivables securitization (as amended, the “2016‑1 Securitization Facility”) with certain purchasers, Jefferies Funding LLC, as administrative agent (the “Administrative Agent”) and Bankers Trust Company, as indenture trustee and securities intermediary (the “Indenture Trustee”). The 2016‑1 Securitization Facility securitizes Securitization Receivables that have been, or will be, originated or acquired under our NetCredit brand and that meet specified eligibility criteria. Under the 2016‑1 Securitization Facility, Securitization Receivables are sold to a wholly-owned special purpose subsidiary of ours (the “2016-1 Issuer”) and serviced by another subsidiary of ours. The 2016-1 Securitization Facility, as amended, provided for a maximum principal amount of $275 million, a variable funding notes maximum principal amount of $30 million per month and a revolving period of the facility ending in October 2017.

On October 20, 2017 (the “Amendment Closing Date”), we and certain of our subsidiaries amended and restated the 2016‑1 Securitization Facility (the “Amended Facility”). The counterparties to the Amended Facility included certain purchasers, the Administrative Agent and the Indenture Trustee. The Amended Facility relates to Securitization Receivables that have been and will be originated or acquired under our NetCredit brand by several of our subsidiaries and that meet specified eligibility criteria. The eligible Securitization Receivables that were owned by the 2016-1 Issuer remained in the Amended Facility and the ineligible Securitization Receivables were removed. Under the Amended Facility, additional eligible Securitization Receivables may be sold to the 2016-1 Issuer and serviced by another subsidiary of ours.

In connection with the amendment and restatement, all of the outstanding notes issued by the 2016-1 Issuer prior to the Amendment Closing Date were redeemed and the 2016-1 Issuer issued an initial term note with an initial principal amount of $181.1 million (the “2017 Initial Term Note”) and variable funding notes (the “2017 Variable Funding Notes”) with an aggregate committed availability of $75 million per quarter with an option to increase the commitment to $90 million with the consent of the holders of the 2017 Variable Funding Notes. The Amended Facility also authorized the 2016-1 Issuer to issue term notes thereafter (the “2017 Quarterly Term Notes” and, together with the 2017 Initial Term Note and the 2017 Variable Funding Notes, the “2017 Securitization Notes”) at the end of each calendar quarter. The maximum principal amount of the 2017 Securitization Notes that may be outstanding at any time under the Amended Facility is $275 million. The 2017 Securitization Notes are non-recourse to us and mature at various dates, the latest of which will be April 15, 2022 (the “2017 Final Maturity Date”).

On October 31, 2018, the 2016-1 Issuer resold a substantial portion of the Securitization Receivables it owned to Enova International, Inc., and used the proceeds to redeem all of the outstanding 2017 Quarterly Term Notes and to repay all amounts owed on the 2017 Variable Funding Notes.

The 2017 Securitization Notes are issued pursuant to an amended and restated indenture, dated as of the Amendment Closing Date, between the 2016-1 Issuer and the Indenture Trustee. The 2017 Securitization Notes bear interest at a rate per annum equal to one-month LIBOR (subject to a floor) plus 7.50%. In addition, the 2016-1 Issuer paid certain customary upfront closing fees to the Administrative Agent and will pay customary annual commitment and other fees to the purchasers under the Amended Facility. Subject to certain exceptions, the 2016-1 Issuer is not permitted to prepay or redeem any of the 2017 Securitization Notes prior to April 15, 2019. Following such date, the 2016-1 Issuer is permitted to voluntarily prepay any of the 2017 Securitization Notes, subject to an optional redemption premium. Interest and principal payments on the 2017 Securitization Notes will be made monthly. Any remaining amounts outstanding will be payable no later than the 2017 Final Maturity Date.

All amounts due under the 2017 Securitization Notes are secured by all of the 2016-1 Issuer’s assets, which include the Securitization Receivables transferred to the 2016-1 Issuer, related rights under the Securitization Receivables, specified bank accounts and certain other related collateral.

The Amended Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the Securitization Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay their loans; covenants regarding special purpose entity matters and other subjects; and default and termination provisions which provide for the acceleration of the 2017 Securitization Notes under the Amended Facility in circumstances including, but not limited to, failure to make payments when due, servicer defaults, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the receivables, and defaults under other material indebtedness. From time to time, we repurchase Securitization Receivables at our discretion or under the terms of the Amended Facility.

On October 25, 2017, the 2016-1 Issuer and the Indenture Trustee amended the Amended Facility to permit a holder of a 2017 Term Note or the 2017 Initial Term Note to exchange such notes for notes with an alternative structure with terms not materially different to the 2016-1 Issuer than the exchanged Term Notes or Initial Term Notes.

2016-2 Facility

On December 1, 2016, we and certain of our subsidiaries entered into a receivables securitization (the “2016‑2 Facility”) with Redpoint Capital Asset Funding, LLC, as lender (the “Lender”). The 2016‑2 Facility securitized Securitization Receivables that were originated or acquired under our NetCredit brand by several of our subsidiaries and that meet specified eligibility criteria, including that the annual percentage rate for each securitized consumer loan was greater than or equal to 90%. Under the 2016‑2 Facility, Securitization Receivables were sold to a wholly-owned subsidiary of ours and serviced by another subsidiary of ours. As of December 31, 2018, there was no remaining outstanding balance under the 2016-2 Facility, the facility has been repaid in full and there is no remaining amount available to be borrowed.

Revolving Credit Facility

On June 30, 2017, we and certain of our operating subsidiaries entered into a secured revolving credit agreement with a syndicate of banks including TBK Bank, SSB (“TBK”), as administrative agent and collateral agent, Jefferies Finance LLC and TBK as joint lead arrangers and joint lead bookrunners, and Green Bank, N.A., as lender. On April 13, 2018 and October 5, 2018, the Credit Agreement was amended to include Pacific Western Bank and Axos Bank, respectively, as lenders, in the syndicate of lenders

The Credit Agreement is secured by domestic receivables and matures on May 1, 2020. The borrowing limit in the Credit Agreement, as amended on October 5, 2018, is $125 million, which is an increase from $75 million as provided by the first amendment to the Credit Agreement. We had $22.0 million of borrowings under the Credit Agreement as of December 31, 2018.

The Credit Agreement provides for a revolving credit line with interest on borrowings under the facility at prime rate plus 1.00%. In addition, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the line, and ranges from 0.30% to 0.50% per annum depending on usage. A portion of the revolving credit facility, up to a maximum of $20 million, is available for the issuance of letters of credit. We had outstanding letters of credit under the Credit Agreement of $1.6 million as of December 31, 2018. The Credit Agreement provides for certain prepayment penalties if it is terminated on or before its first and second anniversary date, subject to certain exceptions.

The Credit Agreement contains certain limitations on the incurrence of additional indebtedness, investments, the attachment of liens to our property, the amount of dividends and other distributions, fundamental changes to us or our business and certain other of our activities. The Credit Agreement contains standard financial covenants for a facility of this type based on a leverage ratio and a fixed charge coverage ratio. The Credit Agreement also provides for customary affirmative covenants, including financial reporting requirements, and certain events of default, including payment defaults, covenant defaults and other customary defaults.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2018		2017		2016
Cash flows provided by operating activities	$684,840		$447,173		$393,373
Cash flows used in investing activities
Loans and finance receivables	(705,138)		(509,845)		(450,149)
Purchases of property and equipment	(16,079)		(16,528)		(14,396)
Other investing activities	284		1,805		95
Total cash flows used in investing activities	$(720,933)		$(524,568)		$(464,450)
Cash flows provided by financing activities	$22,479		$104,582		$99,880
Total debt to Adjusted EBITDA (a)	4.1	x	5.0	x	4.6	x

(a)

Total debt to Adjusted EBITDA, a non-GAAP measure, is calculated using Adjusted EBITDA for the twelve months ended for the respective period indicated. See “—Non-GAAP Financial Measures—Adjusted EBITDA.”

Cash Flows from Operating Activities

2018 comparison to 2017

Net cash provided by operating activities increased $237.7 million, or 53.1%, to $684.8 million for 2018 from $447.2 million for 2017. The increase was driven primarily by overall growth in the business with interest and fees paid by customers outpacing operating cash outflows.

2017 comparison to 2016

Net cash provided by operating activities increased $53.8 million, or 13.7%, to $447.2 million for 2017 from $393.4 million for 2016. The increase was driven primarily by a $68.6 million increase in cost of revenue, a non-cash expense, partially offset by a $5.4 million decrease in net income, which reflects $22.9 million of losses on early extinguishment of debt in 2017.

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

Cash Flows from Investing Activities

2018 comparison to 2017

Net cash used in investing activities increased $196.4 million, or 37.4%, for 2018 compared to 2017, due primarily to a $195.3 million increase in net cash invested in loans and finance receivables, due to a 23.3% increase in loans and finance receivables originated or purchased.

2017 comparison to 2016

Net cash used in investing activities increased $42.6 million, or 8.8%, for 2017 compared to 2016, due primarily to a $59.7 million increase in net cash invested in loans and finance receivables, due to a 8.5% increase in loans and finance receivables originated or purchased, a $17.5 million decrease in the amount invested in restricted cash resulting from activity related to the securitization facilities and a. $2.1 million increase in property and equipment expenditures.

Cash Flows from Financing Activities

2018 comparison to 2017

Net cash provided by financing activities in 2018 was $22.5 million compared to $104.6 million in 2017. Cash flows provided by financing activities for 2018 primarily reflects a net increase of $30.0 million in our senior notes facilities, $22.0 million in net borrowings under the Credit Agreement and $15.9 million in net borrowings under our securitization facilities, partially offset by $18.8 million of early termination fees paid in connection with the early payment of our 2021 Senior Notes, $17.3 million in treasury shares purchased and $13.0 million of debt issuance costs paid in connection with the 2025 Senior Notes, the Credit Agreement and the 2018-1, 2018-2 and 2018-A Securitization Facilities. In regard to the treasury shares, in 2017, we announced that the Board of Directors had authorized a share repurchase program for the repurchase of up to $25.0 million of our common stock through December 31, 2019 (the “2017 Authorization”). As a result of exhausting this amount in January 2019, our Board of Directors authorized a new share repurchase program for the repurchase of up to $50.0 million of our common stock through December 31, 2020.

2017 comparison to 2016

Net cash provided by financing activities in 2017 was $104.6 million compared to $99.9 million in 2016. Cash flows provided by financing activities for 2017 primarily reflects $95.0 million in net borrowings under our senior notes facilities, $46.0 million in net borrowings under our securitization facilities, a $16.7 million penalty paid in connection with the early payment of our 2021 Senior Notes and the 2016-1 Securitization Facility and $14.7 million of debt issuance costs paid in connection with the Credit Agreement, 2024 Senior Notes and the 2017 Securitization Facility. Additionally, we paid $3.5 million to repurchase common stock under the 2017 Authorization.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations at December 31, 2018, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Securitizations	Total
Revolving credit agreement (a)	$—	$22,000	$—	$—	$—	$—	$—	$22,000
Senior notes (b)	—	—	—	—	—	625,000	—	625,000
Interest on senior notes (c)	53,125	53,125	53,125	53,125	53,125	85,000	—	350,625
Securitization facilities (d)	—	—	—	—	—	—	227,288	227,288
Non-cancelable leases (e)	6,932	6,751	6,957	7,010	7,113	23,465	—	58,228
Total	$60,057	$59,876	$60,082	$60,135	$60,238	$733,465	$227,288	$1,261,141

(a)	Revolving credit agreement may be repaid at any time prior to maturity in May 2020; as such, no interest payments have been included in the table.
(b)	Represents obligations under the 2024 Senior Notes and 2025 Senior Notes.
(c)	Represents cash payments for interest on the 2024 Senior Notes and 2025 Senior Notes.
(d)	Securitizations and related interest are not included in maturities by period due to their variable monthly payments.
(e)	Represents obligations due under long-term operating leases.

OFF-BALANCE SHEET ARRANGEMENTS

In certain markets, we arrange for consumers to obtain consumer loan products from independent third-party lenders through our CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loan. When a customer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan received by the customer from the third-party lender if the customer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default, which generally occurs after one payment is missed. As of December 31, 2018 and 2017, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $29.7 million and $34.1 million, respectively, which were guaranteed by us.

CRITICAL ACCOUNTING ESTIMATES

Allowance and Liability for Estimated Losses on Loans and Finance Receivables

We monitor the performance of our loan and finance receivable portfolios and maintain either an allowance or liability for estimated losses on loans and finance receivables (including revenue, fees and/or interest) at a level estimated to be adequate to absorb losses inherent in the portfolio. The allowance for losses on our Company-owned loans and finance receivables reduces the outstanding loans and finance receivables balance in the consolidated balance sheets. The liability for estimated losses related to loans guaranteed under the CSO programs is initially recorded at fair value and is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

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

We fully reserve for loans and finance receivables once the receivable or a portion of the receivable has been classified as delinquent for 60 consecutive days and generally charge-off loans and finance receivables between 60 to 65 days delinquent. If a loan or finance receivable is deemed uncollectible before it is fully reserved, it is charged off at that point. Loans and finance receivables classified as delinquent generally have an age of one to 64 days from the date any portion of the receivable became delinquent, as defined above. Recoveries on loans and finance receivables previously charged to the allowance are credited to the allowance when collected.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Accounting Standards Codification (“ASC”) 350, Goodwill, we test goodwill for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount.

We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In assessing the qualitative factors, we consider relevant events and circumstances including but not limited to macroeconomic conditions, industry and market environment, our overall financial performance, cash flow from operating activities, market capitalization and stock price. If we determine that the two-step quantitative impairment test is required, we use the income approach to complete our annual goodwill assessment. The income approach uses future cash flows and estimated terminal values that are discounted using a market participant perspective to determine the fair value, which is then compared to the carrying value to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar from an operational and economic standpoint. We completed our annual assessment of goodwill as of June 30, 2018 based on qualitative factors and determined that the fair value of our goodwill exceeded carrying value, and, as a result, no impairment existed at that date. A 10% decrease in the estimated fair value for the June 2018 assessment would not have resulted in a goodwill impairment.

Income Taxes

We account for income taxes under ASC 740, Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax expense together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities and are included within the consolidated balance sheets. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. An expense or benefit is included within the tax provision in the statement of operations for any increase or decrease in the valuation allowance for a given period.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 in the Notes to the Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” in this report for a discussion of recently issued accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in foreign currency exchange rates, specifically for our U.K. and Brazilian operations. The net assets of our U.K. and Brazilian operations are exposed to foreign currency translation gains and losses, which are generally included as a component of accumulated other comprehensive income or loss in stockholders’ equity. We have periodically used forward currency exchange contracts to minimize risk of foreign currency exchange rate fluctuations for certain transactions in Brazil. Our forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction (loss) gain, net” in our consolidated statements of income. The following table sets forth, by each foreign currency hedged, the notional amounts of forward currency exchange contracts as of December 31, 2018 and 2017, the total gains or losses recorded in 2018 and 2017, and sensitivity analysis of hypothetical 10% declines in the exchange rates of the currencies (U.S. dollars in thousands).

	Notional amount of outstanding contracts as of December 31, 2018	Gain/(loss) recorded in 2018(a)	Sensitivity Analysis(b)
Brazilian Real	$—	$243	$—
Total	$—	$243	$—

	Notional amount of outstanding contracts as of December 31, 2017	Gain/(loss) recorded in 2017(a)	Sensitivity Analysis(b)
Brazilian Real	$12,039	$(55)	$(954)
Total	$12,039	$(55)	$(954)

(a)	The gains (losses) on these derivatives substantially offset the (losses) gains on the hedged portion of international intercompany balances.
(b)	Represents the decrease to net income attributable to us due to a hypothetical 10% weakening of the foreign currency against the U.S. dollar.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Enova International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Enova International, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Report of Management on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 27, 2019

We have served as the Company’s auditor since 2011.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2018	2017
Assets
Cash and cash equivalents(1)	$52,917	$68,684
Restricted cash(1)	24,342	29,460
Loans and finance receivables, net(1)	859,946	704,705
Income taxes receivable	28,914	4,092
Other receivables and prepaid expenses(1)	29,983	23,817
Property and equipment, net	49,553	48,525
Goodwill	267,013	267,015
Intangible assets, net	3,255	4,325
Other assets(1)	12,262	8,837
Total assets	$1,328,185	$1,159,460
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses(1)	$89,317	$77,123
Deferred tax liabilities, net	33,171	12,108
Long-term debt(1)	857,929	788,542
Total liabilities	980,417	877,773
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 34,856,553 and 33,932,673 shares issued and 33,584,606 and 33,504,555 outstanding as of December 31, 2018 and 2017, respectively	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid in capital	48,175	29,781
Retained earnings	336,415	264,695
Accumulated other comprehensive loss	(13,805)	(7,086)
Treasury stock, at cost (1,271,947 and 428,118 shares as of December 31, 2018 and 2017, respectively)	(23,017)	(5,703)
Total stockholders' equity	347,768	281,687
Total liabilities and stockholders' equity	$1,328,185	$1,159,460

(1) Includes amounts in consolidated variable interest entities (“VIEs”) presented separately in the table below.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

The following table presents the aggregated assets and liabilities of consolidated VIEs, which are included in the Consolidated Balance Sheets above. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. See Note 15 for additional information.

	December 31,
	2018	2017
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$210	$—
Restricted cash	22,168	21,696
Loans and finance receivables, net (includes allowance for losses of $27,255 and $22,728 as of December 31, 2018 and 2017, respectively)	318,961	259,996
Other receivables and prepaid expenses	2,712	—
Other assets	2,544	178
Total assets of consolidated VIEs	$346,595	$281,870
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$3,087	$1,671
Long-term debt	223,368	208,135
Total liabilities of consolidated VIEs	$226,455	$209,806

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue	$1,114,074	$843,741	$745,569
Cost of Revenue	571,000	396,632	327,966
Gross Profit	543,074	447,109	417,603
Expenses
Marketing	125,269	101,429	97,404
Operations and technology	112,483	95,155	85,202
General and administrative	107,060	101,723	97,956
Depreciation and amortization	15,190	14,388	15,564
Total Expenses	360,002	312,695	296,126
Income from Operations	183,072	134,414	121,477
Interest expense, net	(79,348)	(74,003)	(65,603)
Foreign currency transaction (loss) gain, net	(2,320)	384	1,562
Loss on early extinguishment of debt	(24,991)	(22,895)	—
Income before Income Taxes	76,413	37,900	57,436
Provision for income taxes	6,315	8,660	22,834
Net Income	$70,098	$29,240	$34,602
Earnings Per Share:
Earnings per common share:
Basic	$2.06	$0.87	$1.04
Diluted	$1.99	$0.86	$1.03
Weighted average common shares outstanding:
Basic	33,993	33,523	33,192
Diluted	35,176	34,132	33,462

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net Income	$70,098	$29,240	$34,602
Other comprehensive gain (loss), net of tax:
Foreign currency translation (loss) gain(1)	(5,097)	4,492	(6,956)
Reclassification of certain deferred tax effects	(1,622)	—	—
Total other comprehensive (loss) gain, net of tax	(6,719)	4,492	(6,956)
Comprehensive Income	$63,379	$33,732	$27,646

(1)	Net of tax benefit (provision) of $974, $(2,517) and $3,939 for the years ended December 31, 2018, 2017 and 2016, respectively.

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other	Treasury Stock,		Total
	Common Stock		Paid in	Retained	Comprehensive	at cost		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2015	33,151	$—	$9,924	$200,853	$(4,622)	(29)	$(187)	$205,968
Stock-based compensation expense	—	—	8,522	—	—	—	—	8,522
Shares issued for vested RSUs	214	—	—	—	—	—	—	—
Net income	—	—	—	34,602	—	—	—	34,602
Foreign currency translation loss, net of tax	—	—	—	—	(6,956)	—	—	(6,956)
Purchases of treasury shares, at cost	—	—	—	—	—	(42)	(437)	(437)
Balance at December 31, 2016	33,365	$—	$18,446	$235,455	$(11,578)	(71)	$(624)	$241,699
Stock-based compensation expense	—	—	11,307	—	—	—	—	11,307
Shares issued for vested RSUs	564	—	—	—	—	—	—	—
Shares issued for stock option exercises	4	—	28	—	—	—	—	28
Net income	—	—	—	29,240	—	—	—	29,240
Foreign currency translation gain, net of tax	—	—	—	—	4,492	—	—	4,492
Purchases of treasury shares, at cost	—	—	—	—	—	(357)	(5,079)	(5,079)
Balance at December 31, 2017	33,933	$—	$29,781	$264,695	$(7,086)	(428)	$(5,703)	$281,687
Stock-based compensation expense	—	—	11,660	—	—	—	—	11,660
Shares issued for vested RSUs	604	—	—	—	—	—	—	—
Shares issued for stock option exercises	320	—	6,734	—	—	—	—	6,734
Net income	—	—	—	70,098	—	—	—	70,098
Foreign currency translation loss, net of tax	—	—	—	—	(5,097)	—	—	(5,097)
Purchases of treasury shares, at cost	—	—	—	—	—	(844)	(17,314)	(17,314)
Reclassification of certain deferred tax effects	—	—	—	1,622	(1,622)	—	—	—
Balance at December 31, 2018	34,857	$—	$48,175	$336,415	$(13,805)	(1,272)	$(23,017)	$347,768

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Net Income	$70,098	$29,240	$34,602
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	15,190	14,388	15,564
Amortization of deferred loan costs and debt discount	6,201	7,196	6,913
Cost of revenue	571,000	396,632	327,966
Stock-based compensation expense	11,660	11,307	8,522
Fair value changes in contingent purchase consideration	—	2,358	3,300
Loss on early extinguishment of debt	24,991	22,895	—
Deferred income taxes, net	21,971	(4,742)	(2,201)
Other	55	(55)	(151)
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(22,698)	(19,056)	(16,232)
Other receivables and prepaid expenses	(6,572)	(3,310)	843
Accounts payable and accrued expenses	17,766	(5,306)	8,462
Current income taxes	(24,822)	(4,374)	5,785
Net cash provided by operating activities	684,840	447,173	393,373
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(1,750,507)	(1,419,399)	(1,308,197)
Loans and finance receivables repaid	1,045,369	909,554	858,048
Purchases of property and equipment	(16,079)	(16,528)	(14,396)
Other investing activities	284	1,805	95
Net cash used in investing activities	(720,933)	(524,568)	(464,450)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	203,000	30,000	58,400
Repayments under revolving line of credit	(181,000)	(30,000)	(116,800)
Borrowings under securitization facilities	348,813	359,842	280,075
Repayments under securitization facilities	(332,916)	(313,853)	(114,656)
Issuance of senior notes	375,000	250,000	—
Repayments of senior notes	(345,000)	(155,000)	—
Debt issuance costs paid	(13,010)	(14,662)	(6,702)
Debt prepayment penalty paid	(18,828)	(16,694)	—
Payment of promissory note	(3,000)	—	—
Proceeds from exercise of stock options	6,734	28	—
Treasury shares purchased	(17,314)	(5,079)	(437)
Net cash provided by financing activities	22,479	104,582	99,880
Effect of exchange rates on cash	(7,271)	4,717	(12,008)
Net (decrease) increase in cash, cash equivalents and restricted cash	(20,885)	31,904	16,795
Cash, cash equivalents and restricted cash at beginning of year	98,144	66,240	49,445
Cash, cash equivalents and restricted cash at end of period	$77,259	$98,144	$66,240

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Nature of the Company

Enova International, Inc. (“Enova”), formed on September 7, 2011, is an independent, publicly traded company, and the Company’s shares of common stock are listed on the New York Stock Exchange under the symbol “ENVA.” Enova and its subsidiaries (individually and collectively referred to herein as the “Company”) operate an internet-based lending platform to serve customers in need of cash to fulfill their financial responsibilities. Through a network of direct and indirect marketing channels, the Company offers funds to its customers through a variety of unsecured loan and finance receivable products. The business is operated primarily through the internet to provide convenient, fully-automated financial solutions to its customers. As of December 31, 2018, the Company offered or arranged loans to consumers under the names “CashNetUSA” and “NetCredit” in 32 states in the United States, under the names “QuickQuid,” “Pounds to Pocket” and “On Stride Financial” in the United Kingdom, and under the name “Simplic” in Brazil. The Company also offered financing to small businesses in all 50 states and Washington D.C. in the United States under the names “Headway Capital” and “The Business Backer.” During 2016, the Company also launched “Enova Decisions,” its analytics-as-a-service business that leverages existing tools and technologies in order to help companies make decisions about their own customers.

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

Through the Company’s CSO programs, the Company provides services related to a third-party lender’s consumer loan products in some markets by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under the CSO programs include credit-related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents (“CSO loans”). Under the CSO programs, the Company guarantees consumer loan payment obligations to the third-party lender in the event that the customer defaults on the loan. CSO loans are not included in the Company’s consolidated balance sheets with the exception of a liability for the estimated losses related to the guarantee on these loans.

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

Basis of Presentation

The consolidated financial statements of the Company included herein have been prepared on the basis of accounting principles generally accepted in the United States (“GAAP”) and reflect the historical results of operations and cash flows of the Company during each respective period. The consolidated financial statements include goodwill and intangible assets arising from businesses previously acquired. The financial information included herein may not be indicative of the consolidated financial position, operating results, changes in stockholders’ equity and cash flows of the Company in the future. Intercompany transactions are eliminated. Certain prior period amounts have been reclassified to conform to the current year presentation.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for losses on loans and finance receivables, goodwill, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, empirical data and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	December 31,
	2018	2017	2016
Cash and cash equivalents	$52,917	$68,684	$39,934
Restricted cash	24,342	29,460	26,306
Total cash, cash equivalents and restricted cash	$77,259	$98,144	$66,240

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Current and Delinquent Loans and Finance Receivables

The Company classifies its loans and finance receivables as either current or delinquent. Short-term loans are considered delinquent when payment of an amount due is not made as of the due date. If a line of credit account or installment loan customer misses one payment, that payment is considered delinquent, and the balance of the loan is considered current. If a line of credit account or installment loan customer does not make two consecutive payments, the entire account or loan is classified as delinquent and placed on a non-accrual status. The Company allows for normal payment processing time before considering a loan delinquent but does not provide for any additional grace period.

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

The Company fully reserves for loans and finance receivables once the receivable or a portion of the receivable has been classified as delinquent for 60 consecutive days and generally charges off loans and finance receivables between 60 and 65 days delinquent. If a loan or finance receivable is deemed uncollectible before it is fully reserved, it is charged off at that point. Loans and finance receivables classified as delinquent generally have an age of one to 64 days from the date any portion of the receivable became delinquent, as defined above. Recoveries on loans and finance receivables previously charged to the allowance are credited to the allowance when collected.

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

Software Development Costs

The Company applies Accounting Standards Codification (“ASC”) 350-40, Internal Use Software (“ASC 350-40”), to its software purchase and development activities. Under ASC 350-40, eligible internal and external costs incurred for the development of computer software applications, as well as for upgrades and enhancements that result in additional functionality of the applications, are capitalized to “Property and equipment” on the consolidated balance sheets. Internal and external training and maintenance costs are charged to expense as incurred or over the related service period. When a software application is placed in service, the Company begins amortizing the related capitalized software costs using the straight-line method based on its estimated useful life, which generally ranges from one to five years.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”), the Company tests goodwill for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Hedging and Derivatives Activity

The Company periodically uses foreign currency forward contracts, which are considered derivative instruments, to minimize the effects of foreign currency risk in Brazil and the United Kingdom related to the operations of the Company. The forward contracts are not designated as hedges as defined by ASC 815, Derivatives and Hedging; therefore, any changes in the fair value of the forward contracts are recognized in “Foreign currency transaction (loss) gain, net” in the consolidated statements of income.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment in Unconsolidated Investee

The Company has an equity ownership position in an investment without a readily determinable value. In accordance with ASC 321, Investment – Equity Securities, the Company has elected to measure the investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At each reporting date, the Company reassesses whether the investment still qualifies for this measurement alternative. Further, at each reporting date, the Company performs a qualitative assessment to evaluate whether the investment is impaired. If the qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value, the carrying amount of the investment will be reduced and the resulting loss recognized in net income in the period the impairment is identified. As of December 31, 2018 and 2017, the carrying value of the investment was $6.7 million, which the Company has included in “Other assets” on the consolidated balance sheets. As of December 31, 2018, the Company concluded that the measurement alternative was still appropriate and, as a result of its qualitative assessment, that an impairment charge was not warranted.

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

Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). Under this guidance the fair value of share-based compensation is determined at the grant date and the recognition of the related expense is recorded over the period in which the share-based compensation vests. However, with respect to income taxes, the related deduction from taxes payable is based on the award’s intrinsic value at the time of exercise (for an option) or on the fair value upon vesting of the award (for restricted stock units), which can be either greater (creating an excess tax benefit) or less (creating a tax deficiency) than the deferred tax benefit that is recorded as compensation cost is recognized in the consolidated financial statements. Pursuant to Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), these excess tax benefits (deficiencies) are recognized in “Provision for income taxes” in the period that the tax deduction arises. In the statement of cash flows, they are classified in operating activities in the same manner as other cash flows related to income taxes.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassification of AOCI to Net Income

In 2009, the Company began providing services in Australia and Canada under the brand name DollarsDirect. Due to the small size of the Australian and Canadian markets and our limited operations there, the Company decided to exit those markets in 2016 and reallocate its resources to other existing businesses. As a result, the Company ceased loan originations in those countries and have wound down our loan portfolios. During 2018, the Company continued the liquidation process of the legal entities related to Australia and Canada and recorded a $2.3 million loss to “Foreign currency transaction (loss) gain” in the consolidated statements of income to recognize the cumulative translation adjustment balance that had been previously recorded to “Accumulated other comprehensive loss” on the consolidated balance sheets.

The following table sets forth the components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2018 and 2017 (in thousands):

	Foreign
	currency
	translation
	gain (loss)	Total
Balance at December 31, 2016	$(11,578)	$(11,578)
Other comprehensive income, before reclassifications and tax	7,009	7,009
Tax impact	(2,517)	(2,517)
Balance at December 31, 2017	$(7,086)	$(7,086)
Other comprehensive loss, before reclassifications and tax	(8,414)	(8,414)
Tax impact	1,501	1,501
Australia and Canada liquidation (1)	2,343	2,343
Tax impact	(527)	(527)
Reclassification of certain deferred tax effects (2)	(1,622)	(1,622)
Balance at December 31, 2018	$(13,805)	$(13,805)

(1)

Amount represents the reclassification of foreign currency translation losses from AOCI to the consolidated statements of income due to the liquidation of the Company’s Australian and Canadian businesses.

(2)	Amount represents the reclassification of stranded tax effects from AOCI to retained earnings resulting from the change in the federal corporate income tax rate under the Tax Cuts and Jobs Act.

Income Taxes

The provision for income taxes is based on income before income taxes as reported for financial statement purposes. Deferred income taxes are provided for in accordance with the asset and liability method of accounting for income taxes in order to recognize the tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.

The Company accounts for uncertainty in income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires that a more-likely-than-not threshold (greater than 50 percent) be met before the benefit of a tax position may be recognized in the consolidated financial statements and prescribes how such benefit should be measured. The Company records interest and penalties related to tax matters as income tax expense in the consolidated statements of income.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income	$70,098	$29,240	$34,602
Denominator:
Total weighted average basic shares	33,993	33,523	33,192
Shares applicable to stock-based compensation	1,183	609	270
Total weighted average diluted shares	35,176	34,132	33,462
Earnings per share – basic	$2.06	$0.87	$1.04
Earnings per share – diluted	$1.99	$0.86	$1.03

For the years ended December 31, 2018, 2017 and 2016, 587,045, 1,563,975 and 1,622,331 shares of common stock underlying stock options, respectively, and 82,929, 182,008 and 464,500 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

Adopted Accounting Standards

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”) which allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate under the Tax Cuts and Jobs Act. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate. ASU 2018-02 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018 with early adoption in any interim period permitted. The Company adopted this ASU in the first quarter of 2018 and, as a result, reclassified $1.6 million of accumulated other comprehensive income to retained earnings. The amount of the reclassification is reported as “Reclassification of certain deferred tax effects” on the consolidated statements of comprehensive income and the consolidated statements of stockholders’ equity.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”) , which clarifies how entities should present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash, cash equivalents and restricted cash in the statement of cash flows. In accordance with implementation guidance, the Company adopted ASU 2016-18 as of January 1, 2018, which included retrospective application to previous periods presented in the Consolidated Statements of Cash Flows. The adoption of ASU 2016-18 resulted in a $2.6 million decrease in net cash used in investing activities and a $0.6 million change in the effect of exchange rates on cash for the year ended December 31, 2017 and a $20.1 million decrease in net cash used in investing activities and a $1.2 million change in the effect of exchange rates on cash for the year ended December 31, 2016.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016‑01”), which requires that equity investments, except for those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value, with subsequent changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 also impacts the presentation and disclosure requirements for financial instruments. The Company adopted ASU 2016-01 as of January 1, 2018, which did not have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company adopted this ASU under the modified-retrospective method effective January 1, 2018. As the Company’s loan and finance receivable contracts are excluded from the scope of ASU 2014-09 adoption was not material to the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessee recognition on the balance sheet of a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis. It also requires classification of all cash payments within operating activities in the statement of cash flows. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides targeted improvements to ASU 2016-02 by providing an additional optional transition method and a lessor practical expedient for lease and nonlease components. ASU 2016-02 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. The Company adopted ASU 2016-02 on January 1, 2019 and elected the optional transition method permitted by ASU 2018-11. On the date of adoption, the Company recorded an increase in total assets of $22.3 million, an increase in total liabilities of $22.7 million and a decrease in retained earnings of $0.4 million.

2. Acquisitions

On June 23, 2015, the Company completed the purchase of certain assets and assumed certain liabilities of a company operating as The Business Backer, LLC, which purchases discounted future accounts receivables from small businesses throughout the United States through RPAs, which provide working capital for small businesses. The total consideration of $26.4 million was comprised of $17.7 million in cash at closing, a $3.0 million promissory note (included in “Accounts payable and accrued expenses” in the consolidated balance sheets) and estimated contingent consideration of $5.7 million based on future earn-out opportunities. The promissory note and all accrued interest was paid on June 22, 2018. The contingent purchase consideration was recorded at its estimated fair value at the date of acquisition based upon the Company’s assessment of the probable earnings attributable to the business as defined in the purchase agreement. The contingent purchase consideration was revalued each reporting period with changes in fair value of the contingent consideration obligations recognized as a gain or loss on fair value remeasurement in the Company’s consolidated statements of income. The fair value of the contingent purchase consideration was remeasured as of December 31, 2016 and a gain from the fair value remeasurement of $3.3 million was recognized in “General and administrative expenses” in the consolidated statements of income. Based on future expected earnings, the Company did not expect to pay any

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contingent consideration and recorded an adjustment to write-off the remaining liability of $2.7 million in 2017. As of December 31, 2018 the Company had not made and was no longer potentially liable for any contingent payments related to this acquisition.

3. Loans and Finance Receivables, Credit Quality Information and Allowances and Liabilities for Estimated Losses on Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Short-term loans	$219,210	$197,408	$196,255
Line of credit accounts	363,495	262,760	220,462
Installment loans and RPAs	529,996	382,683	327,375
Total loans and finance receivables revenue	1,112,701	842,851	744,092
Other	1,373	890	1,477
Total Revenue	$1,114,074	$843,741	$745,569

The components of Company-owned loans and finance receivables at December 31, 2018 and 2017 were as follows (in thousands):

	As of December 31, 2018
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$37,558	$213,896	$672,538	$923,992
Delinquent receivables:
Delinquent payment amounts(1)	—	10,783	2,696	13,479
Receivables on non-accrual status	30,167	2,884	52,732	85,783
Total delinquent receivables	30,167	13,667	55,428	99,262
Total loans and finance receivables, gross	67,725	227,563	727,966	1,023,254
Less: Allowance for losses	(21,420)	(51,008)	(90,880)	(163,308)
Loans and finance receivables, net	$46,305	$176,555	$637,086	$859,946

	As of December 31, 2017
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$45,552	$161,070	$537,634	$744,256
Delinquent receivables:
Delinquent payment amounts(1)	—	7,696	3,635	11,331
Receivables on non-accrual status	28,120	1,302	42,740	72,162
Total delinquent receivables	28,120	8,998	46,375	83,493
Total loans and finance receivables, gross	73,672	170,068	584,009	827,749
Less: Allowance for losses	(19,917)	(31,148)	(71,979)	(123,044)
Loans and finance receivables, net	$53,755	$138,920	$512,030	$704,705

(1)

Represents the delinquent portion of installment loans and line of credit account balances for customers that have only missed one payment. See Note 1 “Significant Accounting Policies-Current and Delinquent Loans and Finance Receivables” for additional information.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the allowance for losses for Company-owned loans and finance receivables and the liability for estimated losses on the Company’s guarantees of third-party lender-owned loans through the CSO programs for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	Year Ended December 31, 2018
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$19,917	$31,148	$71,979	$123,044
Cost of revenue	92,410	162,975	315,707	571,092
Charge-offs	(115,565)	(158,848)	(359,340)	(633,753)
Recoveries	25,069	15,733	63,691	104,493
Effect of foreign currency translation	(411)	—	(1,157)	(1,568)
Balance at end of period	$21,420	$51,008	$90,880	$163,308
Liability for third-party lender-owned loans:
Balance at beginning of period	$2,105	$—	$153	$2,258
(Decrease) increase in liability	(141)	—	49	(92)
Balance at end of period	$1,964	$—	$202	$2,166

	Year Ended December 31, 2017
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$17,770	$26,594	$54,581	$98,945
Cost of revenue	77,775	93,416	225,179	396,370
Charge-offs	(98,243)	(102,725)	(254,109)	(455,077)
Recoveries	22,089	13,863	45,773	81,725
Effect of foreign currency translation	526	—	555	1,081
Balance at end of period	$19,917	$31,148	$71,979	$123,044
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,716	$—	$280	$1,996
Increase (decrease) in liability	389	—	(127)	262
Balance at end of period	$2,105	$—	$153	$2,258

	Year Ended December 31, 2016
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$14,652	$15,727	$36,943	$67,322
Cost of revenue	69,202	88,489	170,035	327,726
Charge-offs	(85,599)	(92,044)	(182,471)	(360,114)
Recoveries	20,362	14,422	29,804	64,588
Effect of foreign currency translation	(847)	—	270	(577)
Balance at end of period	$17,770	$26,594	$54,581	$98,945
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,298	$—	$458	$1,756
Increase (decrease) in liability	418	—	(178)	240
Balance at end of period	$1,716	$—	$280	$1,996

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of December 31, 2018 and 2017, the amount of consumer loans guaranteed by the Company was $29.7 million and $34.1 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $2.2 million and $2.3 million as of December 31, 2018 and 2017, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

4. Property and Equipment

As a leading technology and analytics company, a significant amount of capital is invested in developing computer software and systems infrastructure.

Major classifications of property and equipment at December 31, 2018 and 2017 were as follows (in thousands):

	As of December 31, 2018
	Cost	Accumulated Depreciation	Net
Computer software	$95,364	$(64,565)	$30,799
Furniture, fixtures and equipment	34,730	(28,176)	6,554
Leasehold improvements	18,245	(6,045)	12,200
Total	$148,339	$(98,786)	$49,553

	As of December 31, 2017
	Cost	Accumulated Depreciation	Net
Computer software	$82,757	$(56,282)	$26,475
Furniture, fixtures and equipment	33,834	(25,912)	7,922
Leasehold improvements	25,196	(11,068)	14,128
Total	$141,787	$(93,262)	$48,525

The Company capitalized internal software development costs of $12.3 million, $12.0 million and $8.1 million during 2018, 2017 and 2016, respectively.

The Company recognized depreciation expense of $14.1 million, $13.3 million and $14.4 million during 2018, 2017 and 2016, respectively.

5. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill for the years ended December 31, 2018 and 2017 were as follows (in thousands):

Balance as of January 1, 2017	$267,010
Effect of foreign currency translation	5
Balance as of December 31, 2017	$267,015
Effect of foreign currency translation	(2)
Balance as of December 31, 2018	$267,013

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company completed its annual assessment of goodwill as of June 30, 2018 based on qualitative factors and determined that the fair value of its goodwill exceeded carrying value; as such, no impairment existed at that date. The Company expects that its entire goodwill balance will be deductible for tax purposes.

Acquired intangible assets that are subject to amortization as of December 31, 2018 and 2017, were as follows (in thousands):

	As of December 31, 2018
	Cost	Accumulated Amortization	Net
Customer relationships	$3,497	$(3,257)	$240
Lead provider and broker relationships	5,689	(4,729)	960
Trademarks	2,549	(734)	1,815
Non-competition agreements	800	(560)	240
Total	$12,535	$(9,280)	$3,255

	As of December 31, 2017
	Cost	Accumulated Amortization	Net
Customer relationships	$3,536	$(3,136)	$400
Lead provider and broker relationships	5,689	(4,089)	1,600
Trademarks	2,595	(670)	1,925
Non-competition agreements	800	(400)	400
Total	$12,620	$(8,295)	$4,325

Customer, lead provider and broker relationships are generally amortized over three to five years based on the pattern of economic benefits provided. Trademarks are generally amortized over three to 20 years on a straight-line basis. Non-competition agreements are amortized over the applicable terms of the contract.

Amortization expense for acquired intangible assets was $1.1 million, for each of the years ended December 31, 2018, 2017 and 2016, respectively.

Estimated future amortization expense for the years ended December 31, is as follows (in thousands):

Year	Amount
2019	$1,070
2020	590
2021	110
2022	110
2023	110

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2018, 2017 were as follows (in thousands):

	As of December 31,
	2018	2017
Trade accounts payable	$32,584	$25,579
Accrued payroll and fringe benefits	18,202	14,877
Accrued interest payable	16,976	11,064
Deferred finish out allowance	7,103	7,979
Accrual for consumer loan payments rejected for non-sufficient funds	6,555	5,096
Deferred fees on third-party consumer loans	5,608	7,074
Liability for losses on third-party lender owned consumer loans	2,166	2,258
Promissory note	—	3,000
Other accrued liabilities	123	196
Total	$89,317	$77,123

7. Marketing Expenses

Marketing expenses for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Advertising	$81,257	$64,186	$66,184
Customer procurement expense including lead purchase costs	44,012	37,224	30,551
Customer referral and revenue sharing expense	—	19	669
Total	$125,269	$101,429	$97,404

8. Long-term debt

The Company’s long-term debt instruments and balances outstanding as of December 31, 2018 and 2017 were as follows (in thousands):

	December 31,
	2018	2017

Securitization notes	$227,288	$211,406
Revolving line of credit	22,000	—
9.75% senior notes due 2021	—	342,558
8.50% senior notes due 2024	250,000	250,000
8.50% senior notes due 2025	375,000	—
Subtotal	874,288	803,964
Less: Long-term debt issuance costs	(16,359)	(15,422)
Total long-term debt	$857,929	$788,542

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company used a portion of the net proceeds of the 2025 Senior Notes offering to retire $295.0 million of the remaining outstanding 9.75% senior notes due 2021 (the “2021 Senior Notes”), to pay the related accrued interest, premiums, fees and expenses associated therewith. The remaining amount is intended to be used for general corporate purposes, which may include working capital and future repurchases of its outstanding debt securities.

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

The Company used the net proceeds of the 2024 Senior Notes offering to retire a portion of its outstanding 2021 Senior Notes, to pay the related accrued interest, premiums, fees and expenses associated therewith and for general corporate purposes.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consumer Loan Securitizations

2018-A Notes

On October 31, 2018 (the “2018-A Closing Date”), the Company issued $95,000,000 Class A Asset Backed Notes (the “Class A Notes”) and $30,400,000 Class B Asset Backed Notes (the “Class B Notes” and, collectively with the Class A Notes, the “2018-A Notes”), through an indirect subsidiary. The Class A Notes bear interest at 4.20% and the Class B Notes bear interest at 7.37%. The 2018-A Notes are backed by a pool of unsecured consumer installment loans (“Securitization Receivables”) and represent obligations of the issuer only. The 2018-A Notes are not guaranteed by the Company. Under the 2018-A Notes, Securitization Receivables are sold to a wholly-owned subsidiary of the Company and serviced by another subsidiary of the Company. As of December 31, 2018, the total outstanding amount of the 2018-A Notes was $111.4 million.

The net proceeds of the offering of the 2018-A Notes on the 2018-A Closing Date were used to acquire the Securitization Receivables from the Company, fund a reserve account and pay fees and expenses incurred in connection with the transaction.

The 2018-A Notes were offered only to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act. The 2018-A Notes have not been registered under the Securities Act, or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States without registration or an applicable exemption from the Securities Act and applicable state securities or blue sky laws and foreign securities laws.

2018-2 Facility

On October 23, 2018, the Company and several of its subsidiaries entered into a receivables funding agreement (the “2018-2 Facility”) with Credit Suisse AG, New York Branch, as agent (the “Agent”). The 2018-2 Facility collateralizes Securitization Receivables that have been and will be originated or acquired under the Company’s NetCredit brand by several of its subsidiaries and that meet specified eligibility criteria in exchange for a revolving note. Under the 2018-2 Facility, Securitization Receivables are sold to a wholly-owned subsidiary of the Company (the “2018-2 Debtor”) and serviced by another subsidiary of the Company.

The 2018-2 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which is required to be secured by 1.25 times the drawn amount in eligible Securitization Receivables. The 2018-2 Facility is non-recourse to the Company and matures on October 23, 2022. As of December 31, 2018, the outstanding amount of the 2018-2 Facility was $25.0 million.

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

All amounts due under the 2018-2 Facility are secured by all of the 2018-2 Debtor’s assets, which include the Securitization Receivables transferred to the 2018-2 Debtor, related rights under the Securitization Receivables, a bank account and certain other related collateral.

The 2018-2 Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the Securitization Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay their loans; covenants regarding special purpose entity matters; and default and termination provisions that provide for the acceleration of the 2018-2 Facility in circumstances including, but not limited to, failure to make payments when due, servicer defaults, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the Securitization Receivables and defaults under other material indebtedness of the 2018-2 Debtor.

2018‑1 Facility

On July 23, 2018, the Company and several of its subsidiaries entered into a receivables funding agreement (the “2018‑1 Facility”) with Pacific Western Bank, as lender (the “2018‑1 Lender”). The 2018‑1 Facility collateralizes Securitization Receivables that have been and will be originated or acquired under the Company’s NetCredit brand by several of its subsidiaries and that meet specified eligibility criteria in exchange for a revolving note. Under the 2018‑1 Facility, Securitization Receivables are sold to a wholly-owned subsidiary of the Company (the “2018‑1 Debtor”) and serviced by another subsidiary of the Company.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The 2018‑1 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which is required to be secured by 1.25 times the drawn amount in eligible Securitization Receivables. The 2018‑1 Facility is non-recourse to the Company and matures on July 22, 2023. As of December 31, 2018, the carrying amount of the 2018-1 Facility was $36.0 million.

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

All amounts due under the 2018‑1 Facility are secured by all of the 2018‑1 Debtor’s assets, which include the Securitization Receivables transferred to the 2018‑1 Debtor, related rights under the Securitization Receivables, a bank account and certain other related collateral.

The 2018‑1 Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the Securitization Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay their loans; covenants regarding special purpose entity matters; and default and termination provisions which provide for the acceleration of the 2018‑1 Facility in circumstances including, but not limited to, failure to make payments when due, servicer defaults, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the receivables and defaults under other material indebtedness of the 2018‑1 Debtor.

2016-1 Facility

On January 15, 2016, the Company and certain of its subsidiaries entered into a receivables securitization (as amended, the “2016-1 Securitization Facility”) with certain purchasers, Jefferies Funding LLC, as administrative agent (the “Administrative Agent”) and Bankers Trust Company, as indenture trustee and securities intermediary (the “Indenture Trustee”). The 2016-1 Securitization Facility securitizes Securitization Receivables that have been, or will be, originated or acquired under the Company’s NetCredit brand and that meet specified eligibility criteria. Under the 2016-1 Securitization Facility, Securitization Receivables are sold to a wholly-owned special purpose subsidiary (the “2016-1 Issuer”) and serviced by another subsidiary. The 2016-1 Securitization Facility, as amended, provided for a maximum principal amount of $275 million, a variable funding notes maximum principal amount of $30 million per month and a revolving period of the facility ending in October 2017.

On October 20, 2017 (the “Amendment Closing Date”), the Company and certain of its subsidiaries amended and restated the 2016‑1 Securitization Facility (the “Amended Facility”). The counterparties to the Amended Facility included certain purchasers, the Administrative Agent and the Indenture Trustee. The Amended Facility relates to Securitization Receivables that have been and will be originated or acquired under the Company’s NetCredit brand by several of its subsidiaries and that meet specified eligibility criteria. The eligible Securitization Receivables that were owned by the 2016-1 Issuer remained in the Amended Facility and the ineligible Securitization Receivables were removed. Under the Amended Facility, additional eligible Securitization Receivables may be sold to the 2016-1 Issuer and serviced by another subsidiary of the Company.

In connection with the amendment and restatement, all of the outstanding notes issued by the 2016-1 Issuer prior to the Amendment Closing Date were redeemed and the 2016-1 Issuer issued an initial term note with an initial principal amount of $181.1 million (the “2017 Initial Term Note”) and variable funding notes (the “2017 Variable Funding Notes”) with an aggregate committed availability of $75 million per quarter with an option to increase the commitment to $90 million with the consent of the holders of the 2017 Variable Funding Notes. The Amended Facility also authorized the 2016-1 Issuer to subsequently issue term notes thereafter and, together with the 2017 Initial Term Note and the 2017 Variable Funding Notes the “2017 Securitization Notes”) at the end of each calendar quarter. The maximum principal amount of the 2017 Securitization Notes that may be outstanding at any time under the Amended Facility is $275 million. The 2017 Securitization Notes are non-recourse to the Company and mature at various dates, the latest of which will be April 15, 2022 (the “2017 Final Maturity Date”). As of December 31, 2018 and 2017, the carrying amount of the Amended Facility was $54.9 million and $196.3 million, respectively.

The 2017 Securitization Notes are issued pursuant to an amended and restated indenture, dated as of the Amendment Closing Date, between the 2016-1 Issuer and the Indenture Trustee. The 2017 Securitization Notes bear interest at a rate per annum equal to One-Month LIBOR (subject to a floor) plus 7.50%. In addition, the 2016-1 Issuer paid certain customary upfront closing fees to the Administrative Agent and will pay customary annual commitment and other fees to the purchasers under the Amended Facility. Subject to certain exceptions, the 2016-1 Issuer is not permitted to prepay or redeem any of the 2017 Securitization Notes prior to April 15, 2019. Following such date, the 2016-1 Issuer is permitted to voluntarily prepay any of the 2017 Securitization Notes, subject to an optional redemption premium. Interest and principal payments on the 2017 Securitization Notes will be made monthly. Any remaining amounts outstanding will be payable no later than the 2017 Final Maturity Date.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts due under the 2017 Securitization Notes are secured by all of the 2016-1 Issuer’s assets, which include the Securitization Receivables transferred to the 2016-1 Issuer, related rights under the Securitization Receivables, specified bank accounts and certain other related collateral.

The Amended Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the Securitization Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay their loans; covenants regarding special purpose entity matters and other subjects; and default and termination provisions which provide for the acceleration of the 2017 Securitization Notes under the Amended Facility in circumstances including, but not limited to, failure to make payments when due, servicer defaults, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the receivables, and defaults under other material indebtedness. From time to time, the Company repurchases Securitization Receivables at its discretion or under the terms of the Amended Facility.

On October 25, 2017, the 2016-1 Issuer and the Indenture Trustee amended the Amended Facility to permit a holder of a 2017 Term Note or the 2017 Initial Term Note to exchange such notes for notes with an alternative structure with terms not materially different to the 2016-1 Issuer than the exchanged Term Notes or Initial Term Notes.

2016-2 Facility

On December 1, 2016, the Company and certain of its subsidiaries entered into a receivables securitization (the “2016-2 Facility”) with Redpoint Capital Asset Funding, LLC, as lender (the “Lender”). The 2016-2 Facility securitized Securitization Receivables that were originated or acquired under the Company’s NetCredit brand by several of the Company’s subsidiaries (the “Originators”) and that met specified eligibility criteria, including that the annual percentage rate for each securitized consumer loan was greater than or equal to 90%. The average annual percentage rate for loans securitized under the 2016-2 Facility in 2016 was approximately 135%. Under the 2016-2 Facility, Securitization Receivables are sold to a wholly-owned subsidiary of the Company (the “Debtor”) and serviced by another subsidiary of the Company. As of December 31, 2018, there was no remaining outstanding balance under the 2016-2 Facility, as the facility had been repaid in full. There was no remaining amount available to be borrowed, at that date. As of December 31, 2017, the carrying amount of the 2016-2 Facility was $15.1 million.

Revolving Credit Facility

On June 30, 2017, the Company and certain of its operating subsidiaries entered into a secured revolving credit agreement with a syndicate of banks including TBK Bank, SSB (“TBK”), as administrative agent and collateral agent, Jefferies Finance LLC and TBK as joint lead arrangers and joint lead bookrunners, and Green Bank, N.A., as lender (the “Credit Agreement”). On April 13, 2018 and October 5, 2018, the Credit Agreement was amended to include Pacific Western Bank and Axos Bank, respectively, as lenders, in the syndicate of lenders.

The Credit Agreement is secured by domestic receivables and matures on May 1, 2020. The borrowing limit in the Credit Agreement, as amended on October 5, 2018, is $125 million, which is an increase from $75 million as provided by the first amendment to the Credit Agreement. The Company had $22.0 million and no borrowings outstanding under the Credit Agreement as of December 31, 2018 and 2017, respectively.

The Credit Agreement provides for a revolving credit line with interest on borrowings under the facility at prime rate plus 1.00%. In addition, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the line, and ranges from 0.30% per annum to 0.50% per annum depending on usage. A portion of the revolving credit facility, up to a maximum of $20 million, is available for the issuance of letters of credit. The Company had outstanding letters of credit under the Credit Agreement of $1.6 million as of December 31, 2018. The Credit Agreement provides for certain prepayment penalties if it is terminated on or before its first and second anniversary date, subject to certain exceptions.

The Credit Agreement contains certain limitations on the incurrence of additional indebtedness, investments, the attachment of liens to the Company’s property, the amount of dividends and other distributions, fundamental changes to the Company or its business and certain other activities of the Company. The Credit Agreement contains standard financial covenants for a facility of this type based on a leverage ratio and a fixed charge coverage ratio. The Credit Agreement also provides for customary affirmative covenants, including financial reporting requirements, and certain events of default, including payment defaults, covenant defaults and other customary defaults.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.75% Senior Unsecured Notes Due 2021

On May 30, 2014, the Company issued and sold $500.0 million in aggregate principal amount of 9.75% Senior Notes due 2021 (the “2021 Senior Notes”). The 2021 Senior Notes bore interest at a rate of 9.75% annually on the principal amount payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2014. The 2021 Senior Notes were sold at a discount of the principal amount to yield 10.0% to maturity and would have matured on June 1, 2021.

During the years ended December 31, 2018 and 2017 the Company repurchased $345 million and $155.0 million, respectively, principal amount of the 2021 Senior Notes for aggregate cash consideration of $363.8 million and $166.3 million, respectively, plus accrued interest. For the years ended December 31, 2018 and 2017 the Company recorded a loss on extinguishment of debt of approximately $24.8 million ($19.1 million net of tax) and $14.9 million ($9.2 million net of tax), respectively, which is included in “Loss on early extinguishment of debt” in the consolidated statements of income.

Weighted-average interest rates on long-term debt were 9.78% and 10.63% during 2018 and 2017, respectively.

As of December 31, 2018 and 2017, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreements.

As of December 31, 2018, required principal payments under the terms of the long-term debt for each of the five years after December 31, 2018 are as follows (in thousands):

Year	Amount
2019	$—
2020	22,000
2021	—
2022	—
2023	—
Thereafter	625,000	(1)
Securitization	227,304	(2)
Total	$874,304

(1)	The $250.0 million 8.50% senior unsecured notes and the $375.0 million senior unsecured notes mature September 1, 2024 and September 15, 2025, respectively.
(2)

The 2016-1 Securitization Facility matures at various dates, the latest of which will be April 15, 2022, the 2018-2 Facility matures on October 23, 2022, the 2018-1 Facility matures on July 22, 2023 and the 2018-A Notes mature on May 20, 2026.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes

The components of the Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017 were as follows (in thousands):

	As of December 31,
	2018	2017
Deferred tax assets:
Loans and finance receivables, net	$8,209	$27,444
Compensation and benefits	4,272	4,423
Translation adjustments	4,645	2,531
Accrued rent and deferred finish out allowance	3,392	2,786
Foreign net operating loss carryforward	4,679	2,164
Contingency reserves	1,462	373
Other	2,375	1,068
Total deferred tax assets	29,034	40,789
Deferred tax liabilities:
Amortizable intangible assets	45,549	42,334
Property and equipment	8,824	7,760
Other	2,702	153
Total deferred tax liabilities	57,075	50,247
Net deferred tax liabilities before valuation allowance	(28,041)	(9,458)
Valuation allowance	(5,130)	(2,650)
Net deferred tax liabilities	$(33,171)	$(12,108)

The components of the provision for income taxes and the income to which it relates for the years ended December 31, 2018, 2017 and 2016 are shown below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Income before income taxes:
Domestic	$76,413	$37,900	$57,422
International	—	—	14
Income before income taxes	$76,413	$37,900	$57,436
Current (benefit) provision:
Federal	$(15,074)	$11,366	$22,656
International	42	(3)	94
State and local	(943)	2,045	2,347
Total current (benefit) provision	$(15,975)	$13,408	$25,097
Deferred provision (benefit):
Federal	$18,679	$(4,461)	$(2,152)
International	—	—	—
State and local	3,611	(287)	(111)
Total deferred provision (benefit)	$22,290	$(4,748)	$(2,263)
Total provision for income taxes	$6,315	$8,660	$22,834

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effective tax rate on income differs from the federal statutory rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016, for the following reasons (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Tax provision computed at the federal statutory income tax rate	$16,047	$13,265	$20,103
State and local income taxes, net of federal tax benefits	2,091	1,440	1,401
Share-based compensation	(1,790)	(1,005)	1,656
Foreign exchange gain	—	724	—
Deferred tax adjustment from TCJA	(10,284)	(7,491)	—
162(m) limit on deductibility of executive compensation	1,547	—	—
Other	(1,296)	1,727	(326)
Total provision	$6,315	$8,660	$22,834
Effective tax rate	8.3%	22.9%	39.8%

As required under ASC 740, the Company revalued the existing deferred tax balances as of December 31, 2017 due to a change in the Federal income tax rate in the period as result of the enactment of the Tax Cuts and Jobs Act (“TCJA”). In accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”), the Company obtained further necessary information and incorporated published guidance provided after year end. These items were utilized to prepare the Company’s federal and state income tax filings for the 2017 tax year. Included in the Company’s income tax expense as of December 31, 2018 are certain adjustments related to the finalization of computations related to the TCJA. As of December 22, 2018, the Company considers the one-year period provided for under SAB 118 to be closed.

The Company has state net operating loss carryforwards of $13.2 million at December 31, 2018 that, if unused, will expire between calendar years 2023 and 2038. The Company has not recorded a valuation allowance related to the state net operating loss carryforwards as they are more likely than not to be utilized. The Company has gross foreign net operating loss carryforwards from Brazilian operations of $20.6 million, $10.7 million and $4.3 million as of December 31, 2018, 2017 and 2016, respectively. These net operating loss carryforwards are subject to annual limitations and have an unlimited carryforward period. The Company has recorded a full valuation allowance related to the foreign net operating loss carryforwards, as well as other foreign deferred tax assets, as they are not more likely than not to be utilized.

The following table summarizes the valuation allowance activity for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of period	$2,650	$1,807	$1,220
Additions	2,480	843	587
Deductions	—	—	—
Balance at end of period	$5,130	$2,650	$1,807

A reconciliation of the activity related to unrecognized tax benefits follows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of period	$727	$351	$—
Additions based on tax positions related to the current year	8,248	229	118
Additions for tax positions of prior years	31,365	147	233
Balance at end of period	$40,340	$727	$351

Included in the balances of unrecognized tax benefits at December 31, 2018, 2017 and 2016 are potential benefits of $13.3 million, $0.7 million and $0.4 million, respectively, that, if recognized, would favorably affect the effective tax rate in the period of recognition. The balance of unrecognized tax benefits for temporary items as of December 31, 2018 was $27.1 million. There were no unrecognized tax benefits for temporary items as of December 31, 2017 and 2016. The Company recognizes interest and penalties, if

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

any, related to unrecognized tax benefits in income tax expense. There were no expenses for interest and penalties related to unrecognized tax benefits recorded in 2018, 2017, and 2016. The liability for unrecognized tax benefits included no amounts for accrued interest and penalties related to unrecognized tax benefits as of December 31, 2018 and 2017.

The Company believes it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits will change by a significant amount. The Company’s principal uncertainties are related to the timing of recognition of income and losses related to its loan portfolio. The Company anticipates a Joint Committee on Taxation review of certain tax returns that were filed during 2018 in conjunction with the refunds claimed on those returns. Depending upon the outcome of the review and any related agreements or settlements with the relevant taxing authorities, the amount of the uncertainty, including amounts that would be recognized as a component of the effective tax rate, could change significantly. While the total amount of uncertainty to be resolved is not clear, it is reasonably possible that the uncertainties pertaining to this matter will be resolved in the next twelve months.

The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. The statute of limitations related to the Company’s consolidated Federal income tax returns is closed for all tax years up to and including 2013. The years open to examination by state, local and foreign government authorities vary by jurisdiction, but the statute of limitation is generally three years from the date the tax return is filed. For jurisdictions that have generated net operating losses, carryovers may be subject to the statute of limitations applicable for the year those carryovers are utilized. In these cases, the period for which the losses may be adjusted will extend to conform with the statute of limitations for the year in which the losses are utilized. In most circumstances, this is expected to increase the length of time that the applicable taxing authority may examine the carryovers by one year or longer, in limited cases.

10. Commitments and Contingencies

Leases

The Company leases certain assets, primarily office space, all of which are accounted for as operating leases.  The remaining lease terms range from one to nine years with certain rights to extend for additional periods. Future minimum rentals due under non-cancelable leases, which excludes operating expenses and real estate taxes, as of December 31, 2018, are as follows for each of the years ending December 31 (in thousands):

Year	Amount
2019	$6,932
2020	6,751
2021	6,957
2022	7,010
2023	7,113
Thereafter	23,465
Total	$58,228

Rent expense was $5.7 million, $5.2 million and $5.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans and is required to purchase any defaulted loans it has guaranteed. As of December 31, 2018 and 2017, the amount of consumer loans guaranteed by the Company was $29.7 million and $34.1 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $2.2 million and $2.3 million, as of December 31, 2018 and 2017, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

11. Employee Benefit Plans

The Company sponsors the Enova International, Inc. 401(k) Savings Plan (the “401(k) Plan”), which is open to all U.S. employees of the Company and its subsidiaries. New employees are automatically enrolled in this plan unless they elect not to participate. Prior to January 1, 2015, the Company made matching cash contributions of 50% of each participant’s contributions, based on participant contributions of up to 5% of compensation. Effective January 1, 2015, the Company makes matching contributions of 100% of the first 1% of pay and 50% of the next 5% of pay that each employee contributes to the 401(k) Plan. Company contributions made prior to January 1, 2015 vest at the rate of 20% each year after one year of service; thus a participant is 100% vested after five years of service. The Company’s matching contributions subsequent to January 1, 2015 fully vest after a participant’s second year of service with the Company. The Company also offers the Enova International, Inc. Nonqualified Savings Plan (the “NQSP”) for certain members of Company management. The Company’s consolidated contributions to the 401(k) Plan and the NQSP were $2.7 million, $1.9 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company sponsors the Enova International, Inc. Supplemental Executive Retirement Plan (“SERP”) in which certain officers and certain other employees of the Company participate. Under this defined contribution plan, the Company makes an annual supplemental cash contribution to the SERP based on the terms of the plan as approved by the Company’s Management Development and Compensation Committee of the Board of Directors. The Company recorded compensation expense of $0.5 million, $0.5 million and $0.2 million for SERP contributions for the years ended December 31, 2018, 2017 and 2016, respectively.

The NQSP and the SERP are non-qualified deferred compensation plans. Benefits under the NQSP and the SERP are unfunded. As of December 31, 2018, 2017 and 2016, the Company held securities in rabbi trusts to pay benefits under these plans. These securities are classified as trading securities, and the unrealized gains and losses on these securities are netted with the costs of the plans in “General and administrative expenses” in the consolidated statements of income.

Amounts included in the consolidated balance sheets relating to the NQSP and the SERP were as follows (in thousands):

	As of December 31,
	2018	2017
Prepaid expenses and other assets	$2,052	$1,460
Accounts payable and accrued expenses	$2,580	$1,993

12. Stock-Based Compensation

Under the Enova International, Inc. 2014 Second Amended and Restated Long-Term Incentive Plan (the “Enova LTIP”), the Company is authorized to issue 12,500,000 shares of Common Stock pursuant to “Awards” granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options, restricted stock units (“RSUs”), restricted stock, performance shares, stock appreciation rights or other stock-based awards. Since 2014, nonqualified stock options and RSU awards have been the only stock-based awards granted under the Plan. As of December 31, 2018, there were 6,438,286 shares available for future grants under the Enova LTIP.

During the year ended December 31, 2018, the Company received 92,592 shares of its common stock valued at approximately $2.2 million as partial payment of taxes required to be withheld upon issuance of shares under RSUs.

Restricted Stock Units

During the years ended December 31, 2018, 2017 and 2016, the Company granted RSUs to Company officers, certain employees and to the non-management members of the Board of Directors under the Enova LTIP. Each vested RSU entitles the holder to receive a

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

share of the common stock of the Company. For Company officers and certain employees, the shares are to be issued upon vesting of the RSUs generally over a period of three or four years. Shares for RSU awards granted to members of the Board of Directors vest and are issued twelve months after the grant date.

In accordance with ASC 718, the grant date fair value of RSUs is generally based on the Company’s closing stock price on the day before the grant date and is amortized to expense over the vesting periods. The agreements relating to awards provide that the vesting and payment of awards would be accelerated if there is a change in control of the Company.

The following table summarizes the Company’s RSU activity during 2018, 2017 and 2016:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2018		2017		2016
	Units	Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	1,425,883	$12.00	1,359,057	$9.49	641,878	$20.55
Units granted	639,109	21.74	763,727	14.70	1,189,136	6.67
Shares issued	(604,116)	11.90	(563,689)	9.68	(213,437)	19.65
Units forfeited	(218,454)	16.12	(133,212)	11.62	(258,520)	15.65
Outstanding at end of year	1,242,422	$16.34	1,425,883	$12.00	1,359,057	$9.49

Compensation expense related to these RSUs totaling $8.8 million ($6.7 million net of related taxes), $7.3 million ($5.6 million net of related taxes) and $5.2 million ($3.1 million net of related taxes) was recognized for the years ended December 31, 2018, 2017 and 2016, respectively. Total unrecognized compensation cost related to these RSUs at December 31, 2018 was $14.5 million, which will be recognized over a weighted average period of approximately 2.7 years. The outstanding RSUs had an aggregate intrinsic value of $24.2 million at December 31, 2018.

Stock Options

During the years ended December 31, 2018, 2017 and 2016, the Company granted stock options to purchase Enova stock to Company officers and certain employees under the Enova LTIP. Stock options would allow the holder to purchase shares of the Company’s common stock at a price not less than the fair market value of the shares as of the grant date, or the exercise price.

Stock options granted under the Enova LTIP become exercisable in equal increments on the first, second and third anniversaries of their date of grant, and expire on the seventh anniversary of their date of grant. Exercise prices of these stock options are equal to the closing stock price on the day before the grant date. In accordance with ASC 718, compensation expense on stock options is based on the grant date fair value of the stock options and is amortized to expense over the vesting periods. For the year ended December 31, 2018, the Company estimated the fair value of the stock option grants using the Black-Scholes option-pricing model based on the following assumptions: risk-free interest rate ranging from 2.5% to 2.7% with a weighted average of 2.5%, expected term (life) of options of 4.5 years, expected volatility ranging from 51.5% to 52.2% with a weighted average of 51.5% and no expected dividends.

Determining the fair value of options awards at their respective grant dates requires considerable judgment, including estimating expected volatility and expected term (life). The Company based its expected volatility on a weighted average of the historical volatility of the Company and the historical volatility of comparable public companies over the option’s expected term. The Company calculated its expected term based on the simplified method, which is the mid-point between the weighted-average graded-vesting term and the contractual term. The simplified method was chosen as a means to determine expected term as the Company has limited historical option exercise experience as a public company. The Company derived the risk-free rate from a weighted-average yield for the three-and five-year zero-coupon U.S. Treasury Strips. The Company estimates forfeitures at the grant date based on its historical forfeiture rate and revises the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s stock option activity during 2018, 2017 and 2016:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2018		2017		2016
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at beginning of year	2,054,092	$16.92	1,587,056	$17.98	1,891,153	$21.44
Options granted	481,003	21.54	590,988	14.80	337,081	6.29
Options exercised	(319,764)	21.07	(4,459)	6.29	—	—
Options forfeited	(85,494)	17.42	(119,493)	21.02	(641,178)	22.01
Outstanding at end of year	2,129,837	$17.32	2,054,092	$16.92	1,587,056	$17.98
Exercisable options at end of year	1,246,301	17.27	1,165,837	19.94	734,896	21.67

The weighted average fair value of options granted in 2018 was $9.65. Compensation expense related to stock options totaling $2.9 million ($2.2 million net of related taxes), $4.0 million ($3.1 million net of related taxes) and $3.3 million ($2.0 million net of related taxes) was recognized for the years ended December 31, 2018, 2017 and 2016, respectively. Total unrecognized compensation cost related to stock options at December 31, 2018 was $4.4 million, which will be recognized over a period of approximately 1.8 years. At December 31, 2018, the intrinsic value of stock options outstanding was $17.4 million and the intrinsic value of stock options exercisable was $8.3 million, respectively.

13. Derivative Instruments

The Company periodically uses derivative instruments to manage risk from changes in market conditions that may affect the Company’s financial performance. The Company primarily uses derivative instruments to manage its foreign currency exchange rate risk.

The Company periodically uses forward currency exchange contracts to minimize the effects of foreign currency risk in Brazil and the United Kingdom. The forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction (loss) gain, net” in the Company’s consolidated statements of income.

The Company’s derivative instruments are presented in its financial statements on a net basis. The Company had no outstanding derivative instruments as of December 31, 2018. The following table presents information related to the Company’s derivative instruments as of December 31, 2017 (in thousands):

Non-designated derivatives:

As of December 31, 2017
		Gross Amounts	Gross Amounts	Net Amounts of Assets
		of Recognized	Offset in the	Presented in the
	Notional	Financial	Consolidated	Consolidated Balance
Forward currency exchange contracts	Amount	Instruments	Balance Sheets(1)	Sheets(2)
Assets	$—	$—	$—	$—
Liabilities	$12,039	$55	$—	$55

(1)

As of December 31, 2017, the Company had no gross amounts of recognized derivative instruments that the Company made an accounting policy election not to offset. In addition, there was no financial collateral related to the Company’s derivatives. The Company has no assets or liabilities that are subject to an enforceable master netting agreement or similar arrangement.

(2)	Represents the fair value of forward currency contracts, which is recorded in “Accounts payable and accrued expenses” in the consolidated balance sheets.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information on the effect of derivative instruments on the consolidated results of operations and AOCI for years ended December 31, 2018, 2017 and 2016 (in thousands):

							Gains (Losses)
	Gains (Losses)			Gains (Losses)			Reclassified From
	Recognized in Income			Recognized in AOCI			AOCI into Income
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Non-designated derivatives:
Forward currency exchange contracts(1)	$243	$(55)	$3,020	$—	$—	$—	$—	$—	$—
Total	$243	$(55)	$3,020	$—	$—	$—	$—	$—	$—

(1)	The gains (losses) on these derivatives substantially offset the (losses) gains on the hedged portion of the foreign intercompany balances.

14. Related Party Transactions

In October 2017, the Company entered into an agreement for direct mail services with a marketing agency where David Fisher, the Company’s Chief Executive Officer and Chairman of the Board, also serves as a member of the marketing agency’s Board of Directors. During the year ended December 31, 2018, the Company incurred $11.4 million in expenses related to these services. As of December 31, 2018, the Company owed the agency $2.5 million related to services provided. As of and for the years ended December 31, 2017 and 2016, there were no amounts due or expenses incurred related to the agency.

An officer of the Company, who resigned effective July 1, 2018, had an ongoing ownership interest in the small business from which the Company acquired certain assets and assumed certain liabilities in June 2015 (see Note 2 for additional information). Pursuant to the acquisition, a subsidiary of the Company issued a promissory note to the small business in the amount of $3.0 million (the “Promissory Note”) and granted the company an opportunity to earn certain contingent purchase consideration (see Note 2 for additional information), both of which were guaranteed by the Company. The Promissory Note accrued interest at a rate of 4.0% per annum and matured on June 23, 2018. The Company incurred interest expense related to the Promissory Note of $0.1 million in each of the years ended December 31, 2018, 2017 and 2016.

The Company believes that the transactions described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

15.	Variable Interest Entities

As part of the Company’s overall funding strategy and as part of its efforts to support its liquidity from sources other than its traditional capital market sources, the Company has established a securitization program through the 2016-1, 2016-2, 2018-1, 2018-2 and 2018-A Securitization Facilities. The Company transfers certain consumer loan receivables to wholly owned, bankruptcy-remote special purpose subsidiaries (“VIEs”), which issue notes backed by the underlying consumer loan receivables and are serviced by another wholly-owned subsidiary of the Company. The cash flows from the loans held by the VIEs are used to repay obligations under the notes.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Supplemental Disclosures of Cash Flow Information

The following table sets forth certain cash and non-cash activities for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash paid during the year for:
Interest	$68,350	$63,529	$59,609
Income taxes paid	9,581	17,263	19,213
Non-cash investing and financing activities:
Loans and finance receivables renewed	$374,563	$322,648	$310,425

17. Operating Segment Information

The Company provides online financial services to non-prime credit consumers and small businesses in the United States, United Kingdom, and Brazil and has one reportable segment, which is composed of the Company’s domestic and international operations and corporate services. The Company has aggregated all components of its business into a single operating segment based on the similarities of the economic characteristics, the nature of the products and services, the nature of the production and distribution methods, the shared technology platforms, the type of customer and the nature of the regulatory environment.

The following tables present information on the Company’s domestic and international operations as of and for the years ended December 31, 2018, 2017 and 2016 (in thousands).

	Year Ended December 31,
	2018	2017	2016
Revenue
Domestic	$946,515	$709,537	$622,991
International	167,559	134,204	122,578
Total revenue	$1,114,074	$843,741	$745,569

Income from operations
Domestic	$294,183	$233,065	$204,084
International	1,399	6,147	19,787
Corporate services	(112,510)	(104,798)	(102,394)
Total income from operations	$183,072	$134,414	$121,477

Depreciation and amortization
Domestic	$7,430	$6,769	$6,005
International	1,499	1,539	2,167
Corporate services	6,261	6,080	7,392
Total depreciation and amortization	$15,190	$14,388	$15,564

Expenditures for property and equipment
Domestic	$8,177	$6,449	$6,955
International	4,328	4,589	3,158
Corporate services	3,574	5,490	4,283
Total expenditures for property and equipment	$16,079	$16,528	$14,396

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2018	2017
Property and equipment, net
Domestic	$19,878	$25,732
International	9,778	7,670
Corporate services	19,897	15,123
Total property and equipment, net	$49,553	$48,525

Assets
Domestic	$1,110,608	$964,697
International	138,280	133,449
Corporate services	79,297	61,314
Total assets	$1,328,185	$1,159,460

Geographic Information

The following table presents the Company’s revenue by geographic region for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenue
United States	$946,515	$709,537	$622,991
United Kingdom	141,453	114,838	103,478
Other international countries	26,106	19,366	19,100
Total revenue	$1,114,074	$843,741	$745,569

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $49.6 million and $48.5 million at December 31, 2018 and 2017, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

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

During the years ended December 31, 2018 and 2017, there were no transfers of assets or liabilities between Level 1, 2 or 3 in fair value. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period values.

The Company’s financial assets (liabilities) that are measured at fair value on a recurring basis as of December 31, 2018 and 2017 are as follows (in thousands):

	December 31,	Fair Value Measurements Using
	2018	Level 1	Level 2	Level 3
Financial assets (liabilities)
Nonqualified savings plan assets(1)	$2,052	$2,052	$—	$—
Total	$2,052	$2,052	$—	$—

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,	Fair Value Measurements Using
	2017	Level 1	Level 2	Level 3
Financial assets (liabilities)
Forward currency exchange contracts	$(55)	$—	$(55)	$—
Nonqualified savings plan assets(1)	1,460	1,460	—	—
Total	$1,405	$1,460	$(55)	$—

(1)	The non-qualified savings plan assets have an offsetting liability of a greater amount, which is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.

The Company measures the fair value of its forward currency exchange contracts under Level 2 inputs as defined by ASC 820. For these forward currency exchange contracts, current market rates are used to determine fair value. The significant inputs used in these models are derived from observable market rates. The fair value of the nonqualified savings plan assets are measured under a Level 1 input. These assets are publicly traded equity securities for which market prices of identical assets are readily observable.

The Company determined the fair value of the liability for the contingent consideration discussed in Note 2 based on a probability-weighted discounted cash flow analysis. This analysis reflects the contractual terms of the purchase agreement and utilizes assumptions with regard to future earnings, probabilities of achieving such future earnings, the timing of expected payments and a discount rate. Significant increases with respect to assumptions as to future earnings and probabilities of achieving such future earnings would result in a higher fair value measurement while an increase in the discount rate would result in a lower fair value measurement. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. Based on future expected earnings, the Company did not expect to pay any additional contingent consideration and recorded an adjustment to write-off the remaining liability in 2017. As of December 31, 2018, the Company had not made and was no longer potentially liable for any contingent payments related to this acquisition.

The change in the fair value of the contingent consideration, which is a Level 3 liability measured at fair value on a recurring basis, is summarized in the table below for the year ended December 31, 2017 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Contingent consideration	Total
Balance at December 31, 2016	$2,358	$2,358
Remeasurement of contingent consideration (see Note 2)	(2,358)	(2,358)
Balance at December 31, 2017	$—	$—

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a nonrecurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At December 31, 2018 and 2017, there were no assets or liabilities recorded at fair value on a nonrecurring basis.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of December 31, 2018 and 2017 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	December 31,	Fair Value Measurements Using
	2018	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$52,917	$52,917	$—	$—
Short-term loans and line of credit accounts, net (1)	222,860	—	—	222,860
Installment loans and RPAs, net (1)	637,086	—	—	670,888
Restricted cash	24,342	24,342	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$943,908	$77,259	$—	$900,451
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$2,166	$—	$—	$2,166
Revolving line of credit	22,000	—	—	22,000
Securitization Notes	227,288	—	225,474	—
8.50% senior notes due 2024	250,000	—	212,500	—
8.50% senior notes due 2025	375,000	—	306,563	—
Total	$876,454	$—	$744,537	$24,166

	December 31,	Fair Value Measurements Using
	2017	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$68,684	$68,684	$—	$—
Short-term loans and line of credit accounts, net (1)	192,675	—	—	192,675
Installment loans and RPAs, net (1)	512,030	—	—	544,799
Restricted cash	29,460	29,460	—	—
Investment in unconsolidated investee (2)(3)	6,703	—	—	6,703
Total	$809,552	$98,144	$—	$744,177
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$2,258	$—	$—	$2,258
Promissory note	3,000	—	—	3,287
Securitization Notes	211,406	—	215,063	—
9.75% senior notes due 2021	342,558	—	365,700	—
8.50% senior notes due 2024	250,000	—	255,000	—
Total	$809,222	$—	$835,763	$5,545

(1)	Short-term loans, line of credit accounts and installment loans and RPAs are included in “Loans and finance receivables, net” in the consolidated balance sheets.
(2)	Investment in unconsolidated investee is included in “Other assets” in the consolidated balance sheets.
(3)	See Note 1 for additional information related to the investment in unconsolidated investee.

Cash and cash equivalents and restricted cash bear interest at market rates and have maturities of less than 90 days. The carrying amount of restricted cash and cash equivalents approximates fair value.

Short-term loans, line of credit accounts, installment loans and RPAs are carried in the consolidated balance sheet net of the allowance for estimated losses, which is calculated by applying historical loss rates combined with recent default trends to the gross receivable balance. Short-term loans and line of credit accounts have relatively short maturity periods that are generally 12 months or less. The unobservable inputs used to calculate the fair value of these receivables include historical loss rates, recent default trends and estimated remaining loan term; therefore, the carrying value approximates the fair value. The fair value of installment loans and RPAs is estimated using discounted cash flow analyses, which consider interest rates on loans and discounts offered for receivables with similar terms to customers with similar credit quality, the timing of expected payments, estimated customer default rates and/or

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

valuations of comparable portfolios. Unsecured installment loans typically have terms between two and 60 months. RPAs typically have estimated delivery terms between six and 18 months.

The Company measures the fair value of its investment in unconsolidated investee using Level 3 inputs. Because the unconsolidated investee is a private company and financial information is limited, the Company estimates the fair value based on the best available information at the measurement date. As of December 31, 2018, the Company estimated the fair value of its investment to be approximately equal to the book value.

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

The Company measures the fair value of its revolving line of credit using Level 3 inputs. The Company considered the fair value of its other long-term debt and the timing of expected payment(s).

The fair values of the Company’s Securitization Notes and senior notes are estimated based on quoted prices in markets that are not active, which are deemed Level 2 inputs.

The fair value of the Promissory Note was estimated using a discounted cash flow analysis, which is deemed Level 3.

19. Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2018 and 2017 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2018
Total Revenue	$254,298	$253,301	$293,879	$312,596
Cost of Revenue	108,553	121,494	163,763	177,190
Gross Profit	$145,745	$131,807	$130,116	$135,406
Net Income	$27,898	$18,225	$15,304	$8,671
Diluted earnings per share (1)	$0.81	$0.52	$0.43	$0.25
Diluted weighted average common shares	34,572	35,371	35,665	35,103
2017
Total Revenue	$192,263	$189,904	$217,878	$243,696
Cost of Revenue	81,884	79,862	107,341	127,545
Gross Profit	$110,379	$110,042	$110,537	$116,151
Net Income (Loss)	$13,852	$11,873	$(3,368)	$6,883
Diluted earnings per share (1)	$0.41	$0.35	$(0.10)	$0.20
Diluted weighted average common shares	34,036	34,125	33,670	34,172

(1)

The sum of quarterly per share amounts may not equal per share amounts for the year due to differences in weighted-average shares and/or equivalent shares outstanding for each of the periods presented.

20. Subsequent Events

Subsequent events have been reviewed through the date these financial statements were available to be issued.

On February 25, 2019 (the “2019-1 Closing Date”), the Company and several of its subsidiaries entered into a receivables securitization (the “2019-1 Facility”) with PCAM Credit II, LLC, as lender (the “2019-1 Lender”). The 2019-1 Lender is an affiliate of Park Cities Asset Management, LLC. The 2019-1 Facility finances Securitization Receivables that have been and will be originated

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or acquired under the Company’s NetCredit and CashNetUSA brands by several of the Company’s subsidiaries and that meet specified eligibility criteria. Under the 2019-1 Facility, eligible Securitization Receivables are sold to a wholly-owned subsidiary of the Company (the “2019-1 Debtor”) and serviced by another subsidiary of the Company.

The 2019-1 Debtor has issued a delayed draw term note with an initial maximum principal balance of $30.0 million and a revolving note with an initial maximum principal balance of $20.0 million for an aggregate initial maximum principal balance of $50.0 million, which is required to be secured by eligible Securitization Receivables. The 2019-1 Facility has an accordion feature that, with the consent of the 2019-1 Lender, allows for the maximum principal balance of the delayed draw term note to increase to $50.0 million and the maximum principal balance of the revolving note to increase to $25.0 million, for an aggregate maximum principal balance of $75.0 million. The 2019-1 Facility is non-recourse to the Company and matures three years after the 2019-1 Closing Date.

The 2019-1 Facility is governed by a loan and security agreement, dated as of the 2019-1 Closing Date, between the 2019-1 Lender and the 2019-1 Debtor. The 2019-1 Facility bears interest at a rate per annum equal to LIBOR (subject to a floor) plus an applicable margin, which applicable margin is initially 9.75%. In addition, the 2019-1 Debtor is required to pay certain customary upfront closing fees to the 2019-1 Lender. Interest payments on the 2019-1 Facility will be made monthly. Subject to certain exceptions, the 2019-1 Debtor is not permitted to prepay the delayed draw term note prior to two years after the 2019-1 Closing Date. Following such date, the 2019-1 Debtor is permitted to voluntarily prepay the 2019-1 Facility without penalty. The revolving note may be paid in whole or in part at any time after the delayed draw term note has been fully drawn.

All amounts due under the 2019-1 Facility are secured by all of the 2019-1 Debtor’s assets, which include the eligible Securitization Receivables transferred to the 2019-1 Debtor, related rights under the eligible Securitization Receivables, a bank account and certain other related collateral. The Company has issued a limited indemnity to the 2019-1 Lender for certain “bad acts,” and the Company has agreed for the benefit of the 2019-1 Lender to meet certain ongoing financial performance covenants.

The 2019-1 Facility documents contain customary provisions for securitizations, including representations and warranties as to the eligibility of the eligible Securitization Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay their loans; covenants regarding special purpose entity matters; and default and termination provisions which provide for the acceleration of the 2019-1 Facility in circumstances including, but not limited to, failure to make payments when due, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the eligible Securitization Receivables, defaults under other material indebtedness of the 2019-1 Debtor and a default by the Company under its financial performance covenants.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2018 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework” (2013), management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

    None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company plans to file its Proxy Statement for the 2019 Annual Meeting of Stockholders, or the Proxy Statement, within 120 days after December 31, 2018. Information required by this Item 10 relating to our directors and nominees is included under the captions “Proposal 1: Proposal to Elect Directors—Directors to be Elected by our Stockholders” and “Stockholder Proposals and Communications with our Board—Director Nominations” of our Proxy Statement and is incorporated herein by reference.

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

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers (including all of its executive officers) and employees. This Code of Business Conduct and Ethics is publicly available on the Company’s website at www.enova.com in the Investor Relations section under “Corporate Governance—Code of Conduct.” Amendments to the Code of Business Conduct and Ethics and any grant of a waiver from a provision of the Code of Business Conduct and Ethics requiring disclosure under applicable SEC rules will be disclosed on the Company’s website.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth information, as of December 31, 2018, with respect to shares of common stock of the Company that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,372,259	$10.94	6,438,286
Equity compensation plans not approved by security holders	—	—	—
Total	3,372,259	$10.94	6,438,286

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements are filed in Item 8 of Part II of this report:

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	2.1	11/19/2014

3.1	Enova International, Inc. Amended and Restated Certificate of Incorporation	8-K	001-35503	3.2	11/17/2017

3.2	Enova International, Inc. Amended and Restated Bylaws	8-K	001-35503	3.1	11/17/2017

4.1	Specimen common stock certificate	10-12B	001-35503	4.1	10/2/2014

4.2	Indenture, dated May 30, 2014, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., as guarantors, and U.S. Bank National Association, as trustee	10-12B	001-35503	4.3	7/31/2014

4.3	First Supplemental Indenture, dated as of October 1, 2014, between Enova International, Inc., NC Financial Solutions of Louisiana, LLC, NC Financial Solutions of Montana, LLC, and NC Financial Solutions of Rhode Island, LLC, each, as subsidiary guarantor, and U.S. Bank National Association, as trustee	10-12B	001-35503	4.4	10/2/2014

4.4	Second Supplemental Indenture, dated February 13, 2015, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., as guarantors, and U.S. Bank National Association, as trustee	10-Q	001-35503	10.1	5/8/2015

4.5	Third Supplemental Indenture, dated November 10, 2015, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., as guarantors, and U.S. Bank National Association, as trustee	10-K	001-35503	4.6	3/7/2016

4.6	Fourth Supplemental Indenture, dated as of September 1, 2017, by and among Enova International, Inc., CNU of Iowa, LLC, Computershare Trust Company, N.A. and Computer Trust Company of Canada, as trustee	8-K	001-35503	4.2	9/8/2017

4.7	Trustee Agreement, dated October 20, 2016, by and among Enova International, Inc., U.S. Bank National Association, Computershare Trust Company, N.A., and Computershare Trust Company of Canada	10-K	001-35503	4.7	2/24/2017

4.8	Indenture, dated as of September 1, 2017, by and among Enova International, Inc., each of the guarantors party thereto and Computershare Trust Company, N.A., as trustee and the Form of 8.500% Senior Note due 2024 (included as Exhibit A).	8-K	001-35503	4.1	9/8/2017

4.9	Amended and Restated Indenture, dated October 20, 2017, between EFR 2016-1, LLC and Bankers Trust Company, as indenture trustee and securities intermediary(3)	10-K	001-35503	4.9	2/26/2018

4.10	First Amendment, dated October 20, 2017, between EFR 2016-1, LLC and Bankers Trust Company, as indenture trustee and securities intermediary(3)	10-K	001-35503	4.10	2/26/2018

4.11	Indenture, dated as of September 19, 2018, by and among Enova International, Inc., each of the guarantors party thereto and Computershare Trust Company, N.A., as trustee and the Form of 8.500% Senior Note due 2025	10-Q	001-35503	4.1	10/31/2018

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Tax Matters Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.1	11/19/2014

10.2	Enova International, Inc. 2014 Long-Term Incentive Plan*	10-Q	001-35503	10.1	11/14/2014

10.3	Enova International, Inc. First Amended and Restated 2014 Long-Term Incentive Plan*	DEF 14A	001-35503	Appendix A	4/7/2016

10.4	Enova International, Inc. Senior Executive Bonus Plan*	DEF 14A	001-35503	Appendix B	4/7/2016

10.5	Enova International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective September 13, 2017*	10-Q	001-35503	10.1	11/1/2017

10.6	Enova International, Inc. Nonqualified Savings Plan*	10-12B	001-35503	10.6	7/31/2014

10.7	Form of Enova International, Inc. Severance Pay Plan for Executives*	10-12B	001-35503	10.12	10/2/2014

10.8	Form of Enova International, Inc. Senior Executive Bonus Plan*	10-12B	001-35503	10.13	10/2/2014

10.9	Summary of 2014 Terms and Conditions of the Enova International, Inc. Short-Term Incentive Plan*	10-12B	001-35503	10.14	10/2/2014

10.10	Form of Executive Change-in-Control Severance and Restrictive Covenant Agreement (Chief Executive Officer)*	8-K	001-35503	10.1	9/15/2017

10.11	Form of Executive Change-in-Control Severance and Restrictive Covenant Agreement (Executive Officers other than the CEO)*	8-K	001-35503	10.2	9/15/2017

10.12	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Restricted Stock Units for Directors*	10-12B	001-35503	10.17	10/17/2014

10.13	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units (for Officers)*	10-12B	001-35503	10.18	10/17/2014

10.14	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right (for Officers)*	10-12B	001-35503	10.19	10/17/2014

10.15	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units*	10-Q	001-35503	10.2	8/11/2015

10.16	Form of Enova International, Inc. First Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units*	10-Q	001-35503	10.2	8/4/2016

10.17	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right*	10-Q	001-35503	10.3	8/11/2015

10.18	Form of Enova International, Inc. Second Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units*					X

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.19	Offer letter dated May 19, 2016 between Enova Financial Holdings, LLC and Steven Cunningham*	10-Q	001-35503	10.1	8/4/2016

10.20	Director Appointment Agreement, dated March 30, 2016, by and among the Company, SAF Capital Management LLC and certain of its affiliates	8-K	001-35503	10.1	3/31/2016

10.21	Loan and Security Agreement, dated December 1, 2016, by and between Redpoint Capital Asset Funding, LLC and EFR 2016-2, LLC	10-K	001-35503	10.37	2/24/2017

10.22	Sale Agreement, dated December 1, 2016, by and between Enova International, Inc. and EFR 2016-2, LLC	10-K	001-35503	10.38	2/24/2017

10.23	Lease Agreement, dated July 25, 2014, between 175 Jackson L.L.C. and Enova International, Inc.	10-12B	001-35503	10.11	10/22/2014

10.24	Second Amendment to Lease Agreement, dated September 13, 2017, between 175 Jackson L.L.C. and Enova International, Inc.	10-Q	001-35503	10.2	11/1/2017

10.25	Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent Dated as of June 30, 2017(3)	10-Q	001-35503	10.1	8/2/2017

10.26	First Amendment to Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent dated as of April 13, 2018	10-Q	001-35503	10.1	8/01/2018

10.27

Second Amendment to Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent dated as of October 5, 2018

						X

10.28	Purchase Agreement by and among Enova International, Inc., the Guarantors party thereto and Jefferies LLC, as Representative of the Initial Purchasers listed therein, dated August 18, 2017	8-K	001-35503	10.1	8/24/2017

10.29	Amended and Restated Note Purchase Agreement, dated October 20 2017, by and among NetCredit Loan Services, LLC, EFR 2016-1, LLC, Jefferies Funding LLC, WN 2016‑1, LLC, Fortress Credit CO LLC, FSLF ENV LLC and other noteholders from time to time party thereto(3)	10-K	001-35503	10.26	2/26/2018

10.30	Amended and Restated Receivables Purchase Agreement, dated October 20, 2017, between Enova Finance 5, LLC and the Company(3)	10-K	001-35503	10.27	2/26/2018

10.31	Loan and Security Agreement, dated July 23, 2018, by and between Pacific Western Bank and EFR 2018-1, LLC	10-Q	001-35503	10.1	10/31/2018

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.32	Receivables Purchase Agreement, dated July 23, 2018 by and between EFR 2018-1, LLC, as purchaser, and NetCredit Funding, LLC, as seller	10-Q	001-35503	10.2	10/31/2018

10.33	Purchase Agreement by and among Enova International, Inc., the Guarantors party thereto and Credit Suisse Securities (USA) LLC, as Representative of the Initial Purchasers listed therein, dated September 14, 2018	10-Q	001-35503	10.3	10/31/2018

10.34	Loan and Security Agreement, dated October 23, 2018, by and between Credit Suisse AG and EFR 2018-2, LLC					X

21.1	Subsidiaries of Enova International, Inc.					X

23.1	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document(1)					X(2)

101.SCH	XBRL Taxonomy Extension Schema Document(1)					X(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)					X(2)

101.LAB	XBRL Taxonomy Label Linkbase Document(1)					X(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)					X(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)					X(2)

*	Indicates management contract or compensatory plan, contract or arrangement.

(1)

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the years ended December 31, 2018, December 31, 2017 and December 31, 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, December 31, 2017 and December 31, 2016; (iv) Consolidated Statements of Equity at December 31, 2018, December 31, 2017 and December 31, 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, December 31, 2017 and December 31, 2016; and (vi) Notes to Consolidated Financial Statements.

(2)	Submitted electronically herewith.
(3)	Portions of this document have been omitted pursuant to a confidential treatment request approved by the SEC.
ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENOVA INTERNATIONAL, INC.

Date: February 27, 2019	By:	/s/ DAVID FISHER
David Fisher
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID FISHER	Chairman of the Board of Directors,	February 27, 2019
David Fisher	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ STEVEN CUNNINGHAM	Chief Financial Officer	February 27, 2019
Steven Cunningham	(Principal Financial and Accounting Officer)

/s/ ELLEN CARNAHAN	Director	February 27, 2019
Ellen Carnahan

/s/ DANIEL R. FEEHAN	Director	February 27, 2019
Daniel R. Feehan

/s/ WILLIAM M. GOODYEAR	Director	February 27, 2019
William M. Goodyear

/s/ JAMES A. GRAY	Director	February 27, 2019
James A. Gray

/s/ GREGG A. KAPLAN	Director	February 27, 2019
Gregg A. Kaplan

/s/ MARK MCGOWAN	Director	February 27, 2019
Mark McGowan

/s/ MARK A. TEBBE	Director	February 27, 2019
Mark A. Tebbe