Form 10-Q
period 2019-03-31
Enova International, Inc.
filed 2019-05-01
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

33,726,665 of the Registrant’s common shares, $.00001 par value, were outstanding as of April 29, 2019.

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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	March 31,		December 31,
	2019	2018	2018
Assets
Cash and cash equivalents(1)	$92,829	$69,900	$52,917
Restricted cash(1)	25,391	34,765	24,342
Loans and finance receivables, net(1)	815,856	703,076	859,946
Income taxes receivable	20,672	—	28,914
Other receivables and prepaid expenses(1)	29,354	22,164	29,983
Property and equipment, net	50,522	47,698	49,553
Operating lease right-of-use assets	21,453	—	—
Goodwill	267,013	267,013	267,013
Intangible assets, net	2,987	4,058	3,255
Other assets(1)	12,342	9,526	12,262
Total assets	$1,338,419	$1,158,200	$1,328,185
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses(1)	$87,434	$70,473	$89,317
Operating lease liabilities	38,731	—	—
Income taxes currently payable	—	257	—
Deferred tax liabilities, net	41,132	17,087	33,171
Long-term debt(1)	791,908	754,650	857,929
Total liabilities	959,205	842,467	980,417
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 35,339,678, 34,340,242 and 34,856,553 shares issued and 33,683,763, 33,862,388 and 33,584,606 outstanding as of March 31, 2019 and 2018 and December 31, 2018, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	51,638	32,671	48,175
Retained earnings	371,086	294,215	336,415
Accumulated other comprehensive loss	(12,251)	(4,322)	(13,805)
Treasury stock, at cost (1,655,915, 477,854 and 1,271,947 shares as of March 31, 2019 and 2018 and December 31, 2018, respectively)	(31,259)	(6,831)	(23,017)
Total stockholders' equity	379,214	315,733	347,768
Total liabilities and stockholders' equity	$1,338,419	$1,158,200	$1,328,185

(1)	Includes amounts in wholly owned, bankruptcy-remote special purpose subsidiaries (“VIEs”) presented separately in the table below.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

The following table presents the aggregated assets and liabilities of consolidated VIEs, which are included in the Consolidated Balance Sheets above. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. See Note 12 for additional information.

	March 31,		December 31,
	2019	2018	2018
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$420	$—	$210
Restricted cash	23,167	26,746	22,168
Loans and finance receivables, net (includes allowance for losses of $27,227, $24,471 and $27,255 as of March 31, 2019 and 2018 and December 31, 2018, respectively)	280,711	278,272	318,961
Other receivables and prepaid expenses	5,914	1	2,712
Other assets	2,737	155	2,544
Total assets	$312,949	$305,174	$346,595
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$2,711	$1,677	$3,087
Long-term debt	178,841	214,459	223,368
Total liabilities	$181,552	$216,136	$226,455

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$293,183	$254,298
Cost of Revenue	139,045	108,553
Gross Profit	154,138	145,745
Expenses
Marketing	23,662	27,736
Operations and technology	29,600	25,538
General and administrative	29,573	26,921
Depreciation and amortization	4,184	3,838
Total Expenses	87,019	84,033
Income from Operations	67,119	61,712
Interest expense, net	(19,500)	(19,673)
Foreign currency transaction loss	(143)	(2,088)
Loss on early extinguishment of debt	(2,321)	(4,710)
Income before Income Taxes	45,155	35,241
Provision for income taxes	10,138	7,343
Net Income	$35,017	$27,898
Earnings Per Share:
Earnings per common share:
Basic	$1.05	$0.83
Diluted	$1.02	$0.81
Weighted average common shares outstanding:
Basic	33,481	33,669
Diluted	34,421	34,572

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net Income	$35,017	$27,898
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain(1)	1,554	4,386
Reclassification of certain deferred tax effects	—	(1,622)
Total other comprehensive gain, net of tax	1,554	2,764
Comprehensive Income	$36,571	$30,662

(1)	Net of tax provision of $(500) and $(1,601) for the three months ended March 31, 2019 and 2018, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2017	33,933	$—	$29,781	$264,695	$(7,086)	(428)	$(5,703)	$281,687
Stock-based compensation expense	—	—	2,433	—	—	—	—	2,433
Shares issued for vested RSUs	376	—	—	—	—	—	—	—
Shares issued for stock option exercises	31	—	457	—	—	—	—	457
Net income	—	—	—	27,898	—	—	—	27,898
Foreign currency translation gain, net of tax	—	—	—	—	4,386	—	—	4,386
Purchases of treasury shares, at cost	—	—	—	—	—	(50)	(1,128)	(1,128)
Reclassification of certain deferred tax effects	—	—	—	1,622	(1,622)	—	—	—
Balance at March 31, 2018	34,340	$—	$32,671	$294,215	$(4,322)	(478)	$(6,831)	$315,733

Balance at December 31, 2018	34,857	$—	$48,175	$336,415	$(13,805)	(1,272)	$(23,017)	$347,768
Stock-based compensation expense	—	—	3,074	—	—	—	—	3,074
Shares issued for vested RSUs	427	—	—	—	—	—	—	—
Shares issued for stock option exercises	56	—	389	—	—	—	—	389
Net income	—	—	—	35,017	—	—	—	35,017
Foreign currency translation gain, net of tax	—	—	—	—	1,554	—	—	1,554
Purchases of treasury shares, at cost	—	—	—	—	—	(384)	(8,242)	(8,242)
Cumulative effect of accounting change (Note 1)	—	—	—	(346)	—	—	—	(346)
Balance at March 31, 2019	35,340	$—	$51,638	$371,086	$(12,251)	(1,656)	$(31,259)	$379,214

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities
Net Income	$35,017	$27,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,184	3,838
Amortization of deferred loan costs and debt discount	1,755	1,541
Cost of revenue	139,045	108,553
Stock-based compensation expense	3,074	2,433
Loss on early extinguishment of debt	2,321	4,710
Lease termination and cease-use costs	370	—
Deferred income taxes, net	7,560	3,388
Other	—	55
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	2,250	2,346
Other receivables and prepaid expenses	1,123	2,015
Operating leases, net	(365)	—
Accounts payable and accrued expenses	(24,794)	(8,124)
Current income taxes	49,540	4,349
Net cash provided by operating activities	221,080	153,002
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(371,126)	(378,099)
Loans and finance receivables repaid	271,855	270,018
Purchases of property and equipment	(4,884)	(3,349)
Other investing activities	—	24
Net cash used in investing activities	(104,155)	(111,406)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	45,000	32,000
Repayments under revolving line of credit	(67,000)	(24,000)
Borrowings under securitization facilities	37,800	55,300
Repayments under securitization facilities	(84,090)	(49,581)
Repayments of senior notes	—	(50,000)
Debt issuance costs paid	(378)	—
Debt prepayment penalty paid	(1,392)	(3,656)
Proceeds from exercise of stock options	389	457
Treasury shares purchased	(8,242)	(1,128)
Net cash used in financing activities	(77,913)	(40,608)
Effect of exchange rates on cash, cash equivalents and restricted cash	1,949	5,533
Net increase in cash, cash equivalents and restricted cash	40,961	6,521
Cash, cash equivalents and restricted cash at beginning of year	77,259	98,144
Cash, cash equivalents and restricted cash at end of period	$118,220	$104,665

Supplemental Disclosures
Loans and finance receivables renewed	$71,420	$84,544

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

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

The consolidated financial statements presented as of March 31, 2019 and 2018 and for the three-month periods ended March 31, 2019 and 2018 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. Operating results for the three-month period are not necessarily indicative of the results that may be expected for the full fiscal year.

These consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 and related notes, which are included on Form 10-K filed with the SEC on February 27, 2019.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheet (in thousands):

	March 31,
	2019	2018
Cash and cash equivalents	$92,829	$69,900
Restricted cash	25,391	34,765
Total cash, cash equivalents and restricted cash	$118,220	$104,665

Reclassification of Accumulated Other Comprehensive Income to Net Income

In May 2009 and October 2009, the Company began providing services in Australia and Canada under the brand name DollarsDirect. Due to the small size of the Australian and Canadian markets and our limited operations there, we decided to exit those markets in 2016 and reallocate our resources to our other existing businesses. As a result, we stopped originating loans in those countries and have wound down our loan portfolios. During the quarter ended March 31, 2018, the Company continued the liquidation process of the legal entities related to Australia and Canada and recorded a $2.3 million loss to “Foreign currency transaction loss” in the consolidated statements of income to recognize the cumulative translation adjustment balance that had been previously recorded to “Accumulated other comprehensive loss” on the consolidated balance sheets.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016‑02, Leases (Topic 842) (“ASU 2016‑02”). ASU 2016‑02 requires lessee recognition on the balance sheet of a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis. It also requires classification of all cash payments within operating activities in the statement of cash flows. In July 2018, the FASB issued ASU 2018‑11, Leases (Topic 842): Targeted Improvements (“ASU 2018‑11”), which provides targeted improvements to ASU 2016‑02 by providing an additional optional transition method and a lessor practical expedient for lease and non-lease components. In March 2019, the FASB issued ASU 2019‑01, Leases (Topic 842): Codification Improvements (“ASU 2019‑01”), which clarifies transition disclosures related to ASC 250, Accounting Changes and Error Corrections. ASU 2016‑02 and ASU 2019‑01 became effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018.

The Company adopted ASU 2016‑02 and ASU 2019‑01 on January 1, 2019 and elected the optional transition method permitted by ASU 2018‑11. The Company elected the package of transition practical expedients, which allows it to not reassess whether any expired or existing contracts are or contain leases and to not reassess the lease classification for existing or expired leases. The Company also elected the practical expedient to not separate lease and associated non-lease components and the short-term lease exception. The following table sets forth the impact of adoption as of January 1, 2019 (in thousands):

Increase
(decrease)
Assets
Other receivables and prepaid expenses	$(35)
Operating lease right-of-use assets	22,332
Total assets	$22,297
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$(16,860)
Operating lease liabilities	39,605
Deferred tax liabilities, net	(102)
Total liabilities	22,643
Stockholders' equity:
Retained earnings	(346)
Total stockholders' equity	(346)
Total liabilities and stockholders' equity	$22,297

Accounting Standards to be Adopted in Future Periods

In August 2018, the FASB issued ASU 2018‑15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018‑15”). ASU 2018‑15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancellable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The effective date of this pronouncement is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The standard can be adopted either using the prospective or retrospective transition approach. The Company does not expect that the adoption of ASU 2018‑15 will have a material effect on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017‑04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment (“ASU 2017‑04”) to simplify the accounting for goodwill impairment. ASU 2017‑04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017‑04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect that the adoption of ASU 2017‑04 will have a material effect on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016‑13, Measurement of Credit Losses on Financial Instruments (“ASU 2016‑13”). The amendments in ASU 2016‑13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016‑13 is effective for annual periods beginning after December 15, 2019, and interim periods within

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is assessing the impact of ASU 2016‑13, which at the date of adoption will increase the allowance for credit losses with a resulting negative adjustment to retained earnings.

2.	Loans and Finance Receivables, Credit Quality Information and Allowances and Liabilities for Estimated Losses on Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three months ended March 31, 2019 and 2018 was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018
Short-term loans	$46,325	$53,375
Line of credit accounts	104,483	78,309
Installment loans and RPAs	142,062	122,108
Total loans and finance receivables revenue	292,870	253,792
Other	313	506
Total revenue	$293,183	$254,298

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

Allowance and Liability for Estimated Losses on Loans and Finance Receivables

The Company monitors the performance of its loan and finance receivable portfolios and maintains either an allowance or liability for estimated losses on loans and finance receivables (including revenue, fees and/or interest) at a level estimated to be adequate to absorb losses inherent in the portfolio. The allowance for losses on the Company’s owned loans and finance receivables reduces the outstanding loans and finance receivables balance in the consolidated balance sheets. Through its CSO programs, the Company provides services related to third-party lenders’ short-term and installment consumer loan products by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. The liability for estimated losses related to loans guaranteed under its CSO programs is initially recorded at fair value and is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

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

The components of Company-owned loans and finance receivables at March 31, 2019 and 2018 and December 31, 2018 were as follows (dollars in thousands):

	As of March 31, 2019
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$27,872	$207,395	$636,278	$871,545
Delinquent receivables:
Delinquent payment amounts(1)	—	8,500	2,600	11,100
Receivables on non-accrual status	21,276	3,084	50,252	74,612
Total delinquent receivables	21,276	11,584	52,852	85,712
Total loans and finance receivables, gross	49,148	218,979	689,130	957,257
Less: Allowance for losses	(15,418)	(41,362)	(84,621)	(141,401)
Loans and finance receivables, net	$33,730	$177,617	$604,509	$815,856

	As of March 31, 2018
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$39,339	$152,114	$543,435	$734,888
Delinquent receivables:
Delinquent payment amounts(1)	—	6,624	2,143	8,767
Receivables on non-accrual status	26,519	2,185	45,000	73,704
Total delinquent receivables	26,519	8,809	47,143	82,471
Total loans and finance receivables, gross	65,858	160,923	590,578	817,359
Less: Allowance for losses	(19,136)	(27,120)	(68,027)	(114,283)
Loans and finance receivables, net	$46,722	$133,803	$522,551	$703,076

	As of December 31, 2018
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$37,558	$213,896	$672,538	$923,992
Delinquent receivables:
Delinquent payment amounts(1)	—	10,783	2,696	13,479
Receivables on non-accrual status	30,167	2,884	52,732	85,783
Total delinquent receivables	30,167	13,667	55,428	99,262
Total loans and finance receivables, gross	67,725	227,563	727,966	1,023,254
Less: Allowance for losses	(21,420)	(51,008)	(90,880)	(163,308)
Loans and finance receivables, net	$46,305	$176,555	$637,086	$859,946

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in the allowance for losses for the Company-owned loans and finance receivables and the liability for losses on the Company’s guarantees of third-party lender-owned loans during the three months ended March 31, 2019 and 2018 were as follows (dollars in thousands):

	Three Months Ended March 31, 2019
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$21,420	$51,008	$90,880	$163,308
Cost of revenue	17,948	37,739	84,260	139,947
Charge-offs	(29,476)	(51,222)	(111,840)	(192,538)
Recoveries	5,375	3,837	21,076	30,288
Effect of foreign currency translation	151	—	245	396
Balance at end of period	$15,418	$41,362	$84,621	$141,401
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,964	$—	$202	$2,166
Decrease in liability	(858)	—	(44)	(902)
Balance at end of period	$1,106	$—	$158	$1,264

	Three Months Ended March 31, 2018
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$19,917	$31,148	$71,979	$123,044
Cost of revenue	21,167	25,383	62,851	109,401
Charge-offs	(28,485)	(32,807)	(81,206)	(142,498)
Recoveries	6,272	3,396	14,125	23,793
Effect of foreign currency translation	265	—	278	543
Balance at end of period	$19,136	$27,120	$68,027	$114,283
Liability for third-party lender-owned loans:
Balance at beginning of period	$2,105	$—	$153	$2,258
Increase in liability	(844)	—	(4)	(848)
Balance at end of period	$1,261	$—	$149	$1,410

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of March 31, 2019 and 2018 and December 31, 2018, the amount of consumer loans guaranteed by the Company was $22.3 million, $26.6 million and $29.7 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $1.3 million, $1.4 million and $2.2 million, as of March 31, 2019 and 2018 and December 31, 2018, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

Bank Program Loans

In order to leverage its online lending platform, the Company launched a program with a bank in 2016 to provide technology, marketing services, and loan servicing for near-prime unsecured consumer installment loans. Under the program, the Company received marketing and servicing fees while the bank received an origination fee. The bank had the ability to sell the loans it originated to the Company. In May 2018, as a result of a change in the law in Ohio, our bank partner suspended lending and the

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Company suspended purchasing loans through this program. The Company plans to continue and grow this program in the future by adding new partners and expanding into additional states.

3.	Leases

The Company has operating leases primarily for its corporate headquarters, other offices located in the U.S. and the U.K. and certain equipment. The Company’s leases have remaining lease terms of less than one year to nine years. Certain leases include options to extend the leases for up to five years, while others include options to terminate the leases within one year. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. All other operating leases are recorded on the consolidated balance sheet with right-of-use assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. If a lease does not provide an implicit rate, the Company uses its incremental secured borrowing rate, adjusted for the maturity date, based on information available at the commencement date in determining the present value of lease payments. Lease agreements with lease and non-lease components are accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in general and administrative expense.

Lease expenses for the three months ended March 31, 2019 were as follows (in thousands):

Three Months Ended
March 31,
2019
Operating lease cost	$1,574
Operating lease impairment charge	370
Variable lease cost	58
Short-term lease cost	15
Total lease cost	$2,017

Future minimum lease payments as of March 31, 2019 are as follows (in thousands):

Year	Amount
2019	$5,779
2020	7,438
2021	7,361
2022	7,019
2023	7,119
Thereafter	23,464
Total lease payments	$58,180
Less: interest	19,449
Present value of lease liabilities	$38,731

The weighted-average remaining lease term and discount rate as of March 31, 2019 were as follows:

March 31,
2019

Weighted-average remaining lease term (years)
Operating leases	7.8
Weighted-average discount rate
Operating leases	10.76%

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Supplemental cash flow disclosures related to leases for the three months ended March 31, 2019 were as follows (in thousands):

Three Months Ended
March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,938

4.	Long-term debt

The Company’s long-term debt instruments and balances outstanding as of March 31, 2019 and 2018 and December 31, 2018 were as follows (dollars in thousands):

	March 31,		December 31,
	2019	2018	2018

Securitization notes	$181,000	$217,125	$227,288
Revolving line of credit	—	8,000	22,000
9.75% senior notes due 2021	—	293,044	—
8.50% senior notes due 2024	250,000	250,000	250,000
8.50% senior notes due 2025	375,000	—	375,000
Subtotal	806,000	768,169	874,288
Less: Long-term debt issuance costs	(14,092)	(13,519)	(16,359)
Total long-term debt	$791,908	$754,650	$857,929

Weighted-average interest rates on long-term debt were 9.03% and 9.79% during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and 2018 and December 31, 2018, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreements.

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

The Company used a portion of the net proceeds of the 2025 Senior Notes offering to retire $295.0 million of the remaining outstanding 9.75% senior notes due 2021 (the “2021 Senior Notes) and pay the related accrued interest, premiums, fees and expenses

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

associated therewith. The remaining amount was intended to be used for general corporate purposes, potentially including working capital and future repurchases of its outstanding debt securities.

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

The Company used the net proceeds of the 2024 Senior Notes offering to retire a portion of the 2021 Senior Notes, to pay the related accrued interest, premiums, fees and expenses associated therewith and for general corporate purposes.

Consumer Loan Securitizations

2019‑1 Facility

On February 25, 2019 (the “2019‑1 Closing Date”), the Company and several of its subsidiaries entered into a receivables securitization (the “2019‑1 Facility”) with PCAM Credit II, LLC, as lender (the “2019‑1 Lender”). The 2019‑1 Lender is an affiliate of Park Cities Asset Management, LLC. The 2019‑1 Facility finances Securitization Receivables that have been and will be originated or acquired under the Company’s NetCredit and CashNetUSA brands by several of the Company’s subsidiaries and that meet specified eligibility criteria. Under the 2019‑1 Facility, eligible Securitization Receivables are sold to a wholly-owned subsidiary of the Company (the “2019‑1 Debtor”) and serviced by another subsidiary of the Company.

The 2019‑1 Debtor has issued a delayed draw term note with an initial maximum principal balance of $30.0 million and a revolving note with an initial maximum principal balance of $20.0 million for an aggregate initial maximum principal balance of $50.0 million, which is required to be secured by eligible Securitization Receivables. The 2019‑1 Facility has an accordion feature that, with the consent of the 2019‑1 Lender, allows for the maximum principal balance of the delayed draw term note to increase to $50.0 million and the maximum principal balance of the revolving note to increase to $25.0 million, for an aggregate maximum principal balance of $75.0 million. The 2019‑1 Facility is non-recourse to the Company and matures three years after the 2019‑1 Closing Date. As of March 31, 2019, the total outstanding amount of the 2019‑1 Facility was $12.8 million.

The 2019‑1 Facility is governed by a loan and security agreement, dated as of the 2019‑1 Closing Date, between the 2019‑1 Lender and the 2019‑1 Debtor. The 2019‑1 Facility bears interest at a rate per annum equal to LIBOR (subject to a floor) plus an applicable margin, which applicable margin is initially 9.75%. In addition, the 2019‑1 Debtor is required to pay certain customary upfront closing fees to the 2019‑1 Lender. Interest payments on the 2019‑1 Facility will be made monthly. Subject to certain exceptions, the 2019‑1 Debtor is not permitted to prepay the delayed draw term note prior to two years after the 2019‑1 Closing Date. Following such date, the 2019‑1 Debtor is permitted to voluntarily prepay the 2019‑1 Facility without penalty. The revolving note may be paid in whole or in part at any time after the delayed draw term note has been fully drawn.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

All amounts due under the 2019‑1 Facility are secured by all of the 2019‑1 Debtor’s assets, which include the eligible Securitization Receivables transferred to the 2019‑1 Debtor, related rights under the eligible Securitization Receivables, a bank account and certain other related collateral. The Company has issued a limited indemnity to the 2019‑1 Lender for certain “bad acts,” and the Company has agreed for the benefit of the 2019‑1 Lender to meet certain ongoing financial performance covenants.

The 2019‑1 Facility documents contain customary provisions for securitizations, including representations and warranties as to the eligibility of the eligible Securitization Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay their loans; covenants regarding special purpose entity matters; and default and termination provisions which provide for the acceleration of the 2019‑1 Facility in circumstances including, but not limited to, failure to make payments when due, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the eligible Securitization Receivables, defaults under other material indebtedness of the 2019‑1 Debtor and a default by the Company under its financial performance covenants.

2018‑A Notes

On October 31, 2018 (the “2018‑A Closing Date”), the Company issued $95,000,000 Class A Asset Backed Notes (the “Class A Notes”) and $30,400,000 Class B Asset Backed Notes (the “Class B Notes” and, collectively with the Class A Notes, the “2018‑A Notes”), through an indirect subsidiary. The Class A Notes bear interest at 4.20% and the Class B Notes bear interest at 7.37%. The 2018‑A Notes are backed by a pool of unsecured consumer installment loans (“Securitization Receivables”) and represent obligations of the issuer only. The 2018‑A Notes are not guaranteed by the Company. Under the 2018‑A Notes, Securitization Receivables are sold to a wholly-owned subsidiary of the Company and serviced by another subsidiary of the Company. As of March 31, 2019 and December 31, 2018, the total outstanding amount of the 2018‑A Notes was $80.0 million and $111.4 million, respectively.

The net proceeds of the offering of the 2018‑A Notes on the 2018‑A Closing Date were used to acquire the Securitization Receivables from the Company, fund a reserve account and pay fees and expenses incurred in connection with the transaction.

The 2018‑A Notes were offered only to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act. The 2018‑A Notes have not been registered under the Securities Act, or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States without registration or an applicable exemption from the Securities Act and applicable state securities or blue sky laws and foreign securities laws.

2018‑2 Facility

On October 23, 2018, the Company and several of its subsidiaries entered into a receivables funding agreement (the “2018‑2 Facility”) with Credit Suisse AG, New York Branch, as agent (the “2018‑2 Agent”). The 2018‑2 Facility collateralizes Securitization Receivables that have been and will be originated or acquired under the Company’s NetCredit brand by several of its subsidiaries and that meet specified eligibility criteria in exchange for a revolving note. Under the 2018‑2 Facility, Securitization Receivables are sold to a wholly-owned subsidiary of the Company (the “2018‑2 Debtor”) and serviced by another subsidiary of the Company.

The 2018‑2 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which is required to be secured by 1.25 times the drawn amount in eligible Securitization Receivables. The 2018‑2 Facility is non-recourse to the Company and matures on October 23, 2022. As of March 31, 2019 and December 31, 2018, the total outstanding amount of the 2018‑2 Facility was $50.0 million and $25.0 million, respectively.

The 2018‑2 Facility is governed by a loan and security agreement, dated as of October 23, 2018, between the 2018‑2 Agent, the 2018‑2 Debtor and certain other lenders and agent parties thereto. The 2018‑2 Facility bears interest at a rate per annum equal to one-month LIBOR (subject to a floor) plus an applicable margin, which rate per annum is 3.75%. In addition, the 2018‑2 Debtor paid certain customary upfront closing fees to the 2018‑2 Agent. Interest payments on the 2018‑2 Facility will be made monthly. The 2018‑2 Debtor shall be permitted to prepay the 2018‑2 Facility, subject to certain fees and conditions. Any remaining amounts outstanding will be payable no later than October 23, 2022, the final maturity date.

All amounts due under the 2018‑2 Facility are secured by all of the 2018‑2 Debtor’s assets, which include the Securitization Receivables transferred to the 2018‑2 Debtor, related rights under the Securitization Receivables, a bank account and certain other related collateral.

The 2018‑2 Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the Securitization Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay their loans; covenants regarding special purpose entity matters; and default and termination provisions

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

that provide for the acceleration of the 2018‑2 Facility in circumstances including, but not limited to, failure to make payments when due, servicer defaults, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the Securitization Receivables and defaults under other material indebtedness of the 2018‑2 Debtor.

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

The 2018‑1 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which is required to be secured by 1.25 times the drawn amount in eligible Securitization Receivables. The 2018‑1 Facility is non-recourse to the Company and matures on July 22, 2023. As of March 31, 2019 and December 31, 2018, the total outstanding amount of the 2018‑1 Facility was $36.0 million at both dates.

The 2018‑1 Facility is governed by a loan and security agreement, dated as of July 23, 2018, between the 2018‑1 Lender and the 2018‑1 Debtor. The 2018‑1 Facility bears interest at a rate per annum equal to LIBOR (subject to a floor) plus an applicable margin, which rate per annum is initially 4.00%. In addition, the 2018‑1 Debtor paid certain customary upfront closing fees to the 2018‑1 Lender. Interest payments on the 2018‑1 Facility will be made monthly. The 2018‑1 Debtor shall be permitted to prepay the 2018‑1 Facility, subject to certain fees and conditions. In the event of prepayment for the purposes of securitizations, no fees shall apply. Any remaining amounts outstanding will be payable no later than July 22, 2023, the final maturity date.

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

2016‑1 Facility

On January 15, 2016, the Company and certain of its subsidiaries entered into a receivables securitization (as amended, the “2016‑1 Facility”) with certain purchasers, Jefferies Funding LLC, as administrative agent (the “2016‑1 Agent”) and Bankers Trust Company, as indenture trustee and securities intermediary (the “Indenture Trustee”). The 2016‑1 Facility securitized Securitization Receivables that were originated or acquired under the Company’s NetCredit brand and that met specified eligibility criteria. Under the 2016‑1 Facility, Securitization Receivables were sold to a wholly-owned special purpose subsidiary (the “2016‑1 Issuer”) and serviced by another subsidiary. The 2016‑1 Facility, as amended on October 20, 2017, provided for a maximum principal amount of $275 million, an initial term note with an initial principal amount of $181.1 million and the ability to subsequently issue term notes thereafter, variable funding notes with an aggregate committed availability of $75 million per quarter with an option to increase the commitment to $90 million and a revolving period of the facility ending in April 2019.

Subject to certain exceptions, the 2016‑1 Issuer was not permitted to prepay or redeem the 2016-1 Facility prior to April 15, 2019, but the 2016-1 Agent, the Indenture Trustee, and the holders of the notes agreed to permit an early repayment. On March 29, 2019, the 2016-1 Facility was repaid in full.

As of March 31, 2018 and December 31, 2018, the carrying amount of the 2016-1 Facility was $199.3 million and $54.9 million, respectively.

2016‑2 Facility

On December 1, 2016, the Company and certain of its subsidiaries entered into a receivables securitization (the “2016‑2 Facility”) with Redpoint Capital Asset Funding, LLC, as lender. The 2016‑2 Facility securitized Securitization Receivables that were originated or acquired under the Company’s NetCredit brand by several of the Company’s subsidiaries and that met specified eligibility criteria,

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

including that the annual percentage rate for each securitized consumer loan was greater than or equal to 90%. Under the 2016‑2 Facility, Securitization Receivables are sold to a wholly-owned subsidiary of the Company and serviced by another subsidiary of the Company. In October 2018, the 2016‑2 Facility was repaid in full and there is no remaining amount available to be borrowed. As of March 31, 2018, the carrying amount of the 2016‑2 Facility was $15.1 million.

Revolving Credit Facility

On June 30, 2017, the Company and certain of its operating subsidiaries entered into a secured revolving credit agreement with a syndicate of banks including TBK Bank, SSB (“TBK”), as administrative agent and collateral agent, Jefferies Finance LLC and TBK as Joint Lead Arrangers and joint lead bookrunners, and Green Bank, N.A., as lender (as amended the “Credit Agreement”). On April 13, 2018 and October 5, 2018, the Credit Agreement was amended to include Pacific Western Bank and Axos Bank, respectively, as lenders in the syndicate of lenders.

The Credit Agreement is secured by domestic receivables and matures on May 1, 2020. The borrowing limit in the Credit Agreement is $125 million. There were no outstanding borrowings under the Credit Agreement as of March 31, 2019. The Company had outstanding borrowings under the Credit Agreement of $8.0 million and $22.0 million as of March 31, 2018 and December 31, 2018, respectively.

The Credit Agreement provides for a revolving credit line with interest on borrowings under the facility at prime rate plus 1.00%. In addition, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the line, and ranges from 0.30% per annum to 0.50% per annum depending on usage. A portion of the revolving credit facility, up to a maximum of $20 million, is available for the issuance of letters of credit. The Company had outstanding letters of credit under the Credit Agreement of $1.2 million, $8.0 million and $1.6 million as of March 31, 2019 and 2018 and December 31, 2018, respectively. The Credit Agreement provides for certain prepayment penalties if it is terminated on or before its first and second anniversary date, subject to certain exceptions.

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

During the year ended December 31, 2018 the Company repurchased the remaining $345.0 million of principal amount of the 2021 Senior Notes, which included $50.0 million principal amount of the 2021 Senior Notes for aggregate cash consideration of $53.7 million plus accrued interest during the three months ended March 31, 2018. During the three months ended March 31, 2018 the Company recorded a loss on extinguishment of debt of approximately $4.7 million ($3.7 million net of tax), which is included in “Loss on early extinguishment of debt” in the consolidated statements of income.

5.	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2019, increased to 22.5% from 20.8% for the three months ended March 31, 2018. The increase was attributable to higher nondeductible executive compensation and state taxes.

As of March 31, 2019, the balance of unrecognized tax benefits was $41.3 million ($40.7 million net of the federal benefit of state matters), which is included in “accounts payable and accrued expenses” on the consolidated balance sheet, of which $14.1 million if recognized, would favorably affect the effective tax rate in the period of recognition. The Company had $0.1 million of unrecognized tax benefits as of March 31, 2018. The Company believes it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits could change by a significant amount. The principal uncertainties are related to the timing of recognition of income and losses related to the Company’s loan portfolio. The Company anticipates a Joint Committee on Taxation review of certain

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

tax returns that were filed during 2018 in conjunction with the refunds claimed on those returns. During the quarter ended March 31, 2019, the Company received an expected refund from the Internal Revenue Service of $45.7 million. Depending upon the outcome of the review and any related agreements or settlements with the relevant taxing authorities, the amount of the uncertainty, including amounts that would be recognized as a component of the effective tax rate, could change significantly. While the total amount of uncertainty to be resolved is not clear, it is reasonably possible that the uncertainties pertaining to this matter will be resolved in the next twelve months.

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

6.	Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss, net of tax for the three months ended March 31, 2019 and 2018 (in thousands):

	Foreign
	currency
	translation
	gain (loss)	Total
Balance at December 31, 2017	$(7,086)	$(7,086)
Other comprehensive income, before reclassifications and tax	3,644	3,644
Tax impact	(820)	(820)
Australia and Canada liquidation (1)	2,343	2,343
Tax impact	(781)	(781)
Reclassification of certain deferred tax effects (2)	(1,622)	(1,622)
Balance at March 31, 2018	$(4,322)	$(4,322)

Balance at December 31, 2018	$(13,805)	$(13,805)
Other comprehensive loss, before reclassifications and tax	2,054	2,054
Tax impact	(500)	(500)
Balance at March 31, 2019	$(12,251)	$(12,251)

(1)

Amount reclassified from accumulated other comprehensive loss represents the realization of foreign currency translation losses on the Company’s Australia and Canada businesses for the three months ended March 31, 2018. These amounts were recorded in “Foreign currency transaction loss” on the consolidated statements of income. See Note 1 for additional information.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three months ended March 31, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net income	$35,017	$27,898
Denominator:
Total weighted average basic shares	33,481	33,669
Shares applicable to stock-based compensation	940	903
Total weighted average diluted shares	34,421	34,572
Earnings per share:
Net income per share – basic	$1.05	$0.83
Net income per share – diluted	$1.02	$0.81

For the three months ended March 31, 2019, 720,429 shares of common stock underlying stock options and 6,187 shares of common stock underlying restricted stock units were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. For the three months ended March 31, 2018, 1,191,744 shares of common stock underlying stock options and 296,058 shares of common stock underlying restricted stock units were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present information on the Company’s domestic, international operations and corporate services as of and for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018
Revenue
Domestic	$257,988	$212,966
International	35,195	41,332
Total revenue	$293,183	$254,298

Income (loss) from operations
Domestic	$105,106	$87,759
International	(7,156)	1,718
Corporate services	(30,831)	(27,765)
Total income from operations	$67,119	$61,712

Depreciation and amortization
Domestic	$2,208	$1,858
International	398	372
Corporate services	1,578	1,608
Total depreciation and amortization	$4,184	$3,838

Expenditures for property and equipment
Domestic	$2,385	$1,990
International	912	1,068
Corporate services	1,587	291
Total expenditures for property and equipment	$4,884	$3,349

	March 31,
	2019	2018
Property and equipment, net
Domestic	$20,538	$27,787
International	10,070	8,093
Corporate services	19,914	11,818
Total property and equipment, net	$50,522	$47,698

Assets
Domestic	$1,098,687	$960,386
International	133,278	137,422
Corporate services	106,454	60,392
Total assets	$1,338,419	$1,158,200

Geographic Information

The following table presents the Company’s revenue by geographic region for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018
Revenue
United States	$257,988	$212,966
United Kingdom	28,745	34,989
Other international countries	6,450	6,343
Total revenue	$293,183	$254,298

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $50.5 million and $47.7 million at March 31, 2019 and 2018, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

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

The Company has periodically used forward currency exchange contracts to minimize the effects of foreign currency risk in the United Kingdom and Brazil. The forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction loss” in the Company’s consolidated statements of income. As of March 31, 2019, the Company did not manage its exposure to risk from foreign currency exchange rate fluctuations through the use of forward currency exchange contracts in the United Kingdom or Brazil.

The Company had no outstanding derivative instruments as of March 31, 2019 and 2018 and December 31, 2018.

The following table presents information on the effect of derivative instruments on the consolidated results of operations and accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Gains (Losses)				Gains (Losses)
	Recognized in		Gains (Losses)		Reclassified From
	Income		Recognized in AOCI		AOCI into Income
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2019	2018	2019	2018	2019	2018
Non-designated derivatives:
Forward currency exchange contracts(1)	$—	$243	$—	$—	$—	$—
Total	$—	$243	$—	$—	$—	$—

(1)	The gains (losses) on these derivatives substantially offset the (losses) gains on the economically hedged portion of the foreign intercompany balances.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

11.	Related Party Transactions

The Company has an agreement for direct mail production and fulfillment services with a marketing services company where David Fisher, the Company’s Chief Executive Officer and Chairman of the Board, also serves as a member of the marketing services company’s board of directors. During the three months ended March 31, 2019 and 2018, the Company incurred $2.6 million and $2.8 million, respectively, in expenses related to these services. As of March 31, 2019 and 2018, the Company owed the agency $2.4 million and $0.7 million, respectively, related to services provided.

The Company believes that the transaction described above has been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

12.	Variable Interest Entities

As part of the Company’s overall funding strategy and as part of its efforts to support its liquidity from sources other than its traditional capital market sources, the Company has established a securitization program through several securitization facilities. The Company transferred certain consumer loan receivables to VIEs which issue notes backed by the underlying consumer loan receivables and are serviced by another wholly owned subsidiary of the Company. The cash flows from the loans held by the VIEs are used to repay obligations under the notes.

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

During the three months ended March 31, 2019 and 2018, there were no transfers of assets or liabilities in or out of Level 1, Level 2 or Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2019 and 2018 and December 31, 2018 are as follows (dollars in thousands):

	March 31,	Fair Value Measurements Using
	2019	Level 1	Level 2	Level 3
Financial assets:
Non-qualified savings plan assets(1)	$2,683	$2,683	$—	$—
Total	$2,683	$2,683	$—	$—

	March 31,	Fair Value Measurements Using
	2018	Level 1	Level 2	Level 3
Financial assets:
Non-qualified savings plan assets(1)	$2,079	$2,079	$—	$—
Total	$2,079	$2,079	$—	$—

	December 31,	Fair Value Measurements Using
	2018	Level 1	Level 2	Level 3
Financial assets:
Non-qualified savings plan assets(1)	2,052	2,052	—	—
Total	$2,052	$2,052	$—	$—

(1)

The non-qualified savings plan assets are included in “Other receivables and prepaid expenses” in the Company’s consolidated balance sheets and have an offsetting liability of equal amount, which is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At March 31, 2019 and 2018 and December 31, 2018, there were no assets or liabilities recorded at fair value on a non-recurring basis.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of March 31, 2019 and 2018 and December 31, 2018 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	March 31,	Fair Value Measurements Using
	2019	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$92,829	$92,829	$—	$—
Short-term loans and line of credit accounts, net (1)	211,347	—	—	211,347
Installment loans and RPAs, net (1)(3)	604,509	—	—	636,932
Restricted cash (4)	25,391	25,391	—	—
Investment in unconsolidated investee (2)	6,703	—	—	6,703
Total	$940,779	$118,220	$—	$854,982
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,264	$—	$—	$1,264
Securitization notes	181,000	—	181,365	—
8.50% senior notes due 2024	250,000	—	235,915	—
8.50% senior notes due 2025	375,000	—	350,593	—
Total	$807,264	$—	$767,873	$1,264

	Balance at
	March 31,	Fair Value Measurements Using
	2018	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$69,900	$69,900	$—	$—
Short-term loans and line of credit accounts, net (1)	180,525	—	—	180,525
Installment loans and RPAs, net (1)(3)	522,551	—	—	551,001
Restricted cash (4)	34,765	34,765	—	—
Investment in unconsolidated investee (2)	6,703	—	—	6,703
Total	$814,444	$104,665	$—	$738,229
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,410	$—	$—	$1,410
Promissory note	3,000	—	—	3,327
Revolving line of credit	8,000	—	—	8,000
Securitization notes	217,125	—	220,066	—
9.75% senior notes due 2021	293,044	—	306,260	—
8.50% senior notes due 2024	250,000	—	261,250	—
Total	$772,579	$—	$787,576	$12,737

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Balance at
	December 31,	Fair Value Measurements Using
	2018	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$52,917	$52,917	$—	$—
Short-term loans and line of credit accounts, net (1)	222,860	—	—	222,860
Installment loans and RPAs, net (1)(3)	637,086	—	—	670,888
Restricted cash (4)	24,342	24,342	—	—
Investment in unconsolidated investee (2)	6,703	—	—	6,703
Total	$943,908	$77,259	$—	$900,451
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$2,166	$—	$—	$2,166
Revolving line of credit	22,000	—	—	22,000
Securitization notes	227,288	—	225,474	—
8.50% senior notes due 2024	250,000	—	212,500	—
8.50% senior notes due 2025	375,000	—	306,563	—
Total	$876,454	$—	$744,537	$24,166

(1)	Short-term loans, line of credit accounts, installment loans and RPAs are included in “Loans and finance receivables, net” in the consolidated balance sheets.
(2)	Investment in unconsolidated investee is included in “Other assets” in the consolidated balance sheets.
(3)	Installment loan and RPAs, net include $280.7 million, $278.3 million and $319.0 million in net assets of consolidated VIEs as of March 31, 2019 and 2018 and December 31, 2018, respectively.
(4)	Restricted cash includes $23.2 million, $26.7 million and $22.2 million in assets of consolidated VIEs as of March 31, 2019 and 2018 and December 31, 2018, respectively.

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

The following discussion of financial condition, results of operations, liquidity and capital resources and certain factors that may affect future results, including economic and industry-wide factors, of Enova International, Inc. and its subsidiaries should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services. In 2018, we extended approximately $2.5 billion in credit or financing to borrowers. As of March 31, 2019, we offered or arranged loans or draws on lines of credit to consumers in 32 states in the United States and in the United Kingdom and Brazil. We also offered financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through March 31, 2019, we have completed over 48.5 million customer transactions and collected more than 26 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include short-term loans, line of credit accounts, installment loans and receivables purchase agreements (“RPAs”).

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

We have developed proprietary underwriting systems based on data we have collected over our 15 years of experience. These systems employ advanced risk analytics to decide whether to approve financing transactions, to structure the amount and terms of the financings we offer pursuant to jurisdiction-specific regulations and to provide customers with their funds quickly and efficiently. Our systems closely monitor collection and portfolio performance data that we use to continually refine the analytical models and statistical measures used in making our credit, purchase, marketing and collection decisions.

Our flexible and scalable technology platform allows us to process and complete customers’ transactions quickly and efficiently. In 2018, we processed approximately 4.3 million transactions, and we continue to grow our loans and finance receivable portfolios and increase the number of customers we serve through desktop, tablet and mobile platforms. Our highly customizable technology platform allows us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In 2012, we launched a new product in the United States designed to serve near-prime customers. In April 2014, we launched On Stride Financial, an installment loan product, in the United Kingdom. In June 2014, we launched our business in Brazil, where we arrange financing for borrowers through a third-party lender. In addition, in July 2014, we introduced a new line of credit product in the United States to serve the needs of small businesses. In June 2015, we further expanded our product offering by acquiring certain assets of a company that provides financing to small businesses by offering RPAs. In May 2017, we expanded products available to small businesses by offering installment loans. These new products are intended to allow us to further diversify our product offerings, customer base and geographic scope. In the three-month period ended March 31, 2019, we derived 88.0% of our total revenue from the United States and 12.0% of our total revenue internationally, with 81.7% of international revenue (representing 9.8% of our total revenue) generated in the United Kingdom.

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

•

Short-term consumer loans. Short-term consumer loans are unsecured loans written by us or by a third-party lender through our credit services organization and credit access business programs, which we refer to as our CSO programs, that we arrange and guarantee. As of March 31, 2019, we offered or arranged short-term consumer loans in 17 states in the United States and in the United Kingdom. Short-term consumer loans generally have terms of seven to 90 days, with proceeds promptly deposited in the customer’s bank account in exchange for a pre-authorized debit from their account. Due to the credit risk and high transaction costs of serving our customer segment, the interest and/or fees we charge are generally considered to be higher than the interest or fees charged to consumers with superior credit histories by banks and similar lenders who are typically unwilling to make unsecured loans to alternative credit consumers. Our short-term consumer loans contributed approximately 15.8% of our total revenue for the three months ended March 31, 2019 and 21.0% for the three months ended March 31, 2018.

•

Line of credit accounts. As of March 31, 2019, we offered new consumer line of credit accounts in eight states (and continue to service existing line of credit accounts in one additional state) in the United States and business line of credit accounts in 36 states in the United States, which allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with the terms of their line of credit account. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit. Our line of credit accounts contributed approximately 35.6% of our total revenue for the three months ended March 31, 2019 and 30.8% for the three months ended March 31, 2018.

•

Installment loans. Installment loans are longer-term loans that require the outstanding principal balance to be paid down in multiple installments. We offer, or arrange through our CSO programs, multi-payment unsecured consumer installment loan products in 17 states in the United States and small business installment loans in 18 states. We also offer multi-payment unsecured consumer installment loan products in the United Kingdom and Brazil. Terms for our installment loan products range between two and 60 months. These loans generally have higher principal amounts than short-term loans. Loans may be repaid early at any time with no additional prepayment charges. Installment loans that we originated and purchased contributed approximately 47.3% of our total revenue for the three months ended March 31, 2019 and 46.8% for the three months ended March 31, 2018.

We have been investing and will continue to invest in the growth of our near-prime installment lending portfolio.

•

Receivables purchase agreements. Under RPAs, small businesses receive funds in exchange for a portion of the business’s future receivables at an agreed upon discount. In contrast, lending is a commitment to repay principal and interest. A small business customer who enters into a RPA commits to delivering a percentage of its receivables through ACH or wire debits or by splitting credit card receipts until all purchased receivables are delivered. We offer RPAs in all 50 states and in Washington D.C. in the United States. Revenue earned from RPAs contributed 1.2% of our total revenue for the three months ended March 31, 2019 and 1.2% for the three months ended March 31, 2018.

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

As of March 31, 2019 and 2018, the outstanding amount of active short-term consumer loans originated by third-party lenders under the CSO programs was $18.3 million and $21.4 million, respectively, which were guaranteed by us.

As of March 31, 2019 and 2018, the outstanding amount of active installment loans originated by third-party lenders under the CSO programs was $4.0 million and $5.2 million, respectively, which were guaranteed by us.

•

Bank program. In March 2016, we launched a program with a state-chartered bank where we provided technology, loan servicing and marketing services to the bank. Our bank partner offered unsecured consumer installment loans with an annual percentage rate (“APR”) at or below 36%. We also had the ability to purchase loans originated through this program. In May 2018, as a result of a change in the law in Ohio, our bank partner suspended lending and we suspended purchasing loans through this program. We plan to continue and grow this program in the future by adding new partners and expanding into additional states. Revenue generated from this program for the three months ended March 31, 2019 and 2018 was 1.1% and 2.1% of our total revenue, respectively.

•

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

OUR MARKETS

We currently provide our services in the following countries:

•

United States. We began our online business in the United States in May 2004. As of March 31, 2019, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, Headway Capital at www.headwaycapital.com and The Business Backer at www.businessbacker.com.

•

United Kingdom. We provide services in the United Kingdom under the names QuickQuid at www.quickquid.co.uk and On Stride Financial at www.onstride.co.uk. We began our QuickQuid short-term consumer loan business in July 2007, our Pounds to Pocket installment loan business in September 2010, and our On Stride installment loan business in April 2014. In February 2019, we ceased writing new business under the Pounds to Pocket business, at which point all new installment business will be written under the On Stride brand.

•

Brazil. In June 2014, we launched our business in Brazil under the name Simplic at www.simplic.com.br, where we arrange installment loans for a third-party lender. We plan to continue to invest in and expand our financial services program in Brazil.

Our internet websites and the information contained therein or connected thereto are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q.

RECENT REGULATORY DEVELOPMENTS

On August 14, 2018, Brazil adopted the General Data Privacy Law (Lei Geral de Proteção de Dados Pessoais or “LGPD”). The key provisions of LGPD are quite similar to the European Union’s General Data Protection Regulation (“GDPR”) in that it grants certain rights to data subjects, imposes obligations on companies with regard to the processing of data, and allows authorities to impose substantial fines on companies that violate the law. LGPD was originally anticipated to go into effect on February 15, 2020; however, several amendments to LGPD have been proposed, one of which could delay the effective date of the legislation to August 2020. Compliance with LGPD may increase the cost of conducting business in Brazil, and we could see regulatory compliance costs and enforcement activity once the law goes into effect.

RESULTS OF OPERATIONS

HIGHLIGHTS

Our financial results for the three-month period ended March 31, 2019, or the current quarter, are summarized below.

•

Consolidated total revenue increased $38.9 million, or 15.3%, to $293.2 million in the current quarter compared to $254.3 million for the three months ended March 31, 2018, or the prior year quarter. Domestic revenue increased $45.0 million, or 21.1%, to $258.0 million in the current quarter from $213.0 million for the prior year quarter and international revenue decreased $6.1 million, or 14.8%, to $35.2 million from $41.3 million.

•	Consolidated gross profit increased $8.4 million, or 5.8%, to $154.1 million in the current quarter compared to $145.7 million in the prior year quarter.
•	Consolidated income from operations increased $5.4 million, or 8.8%, to $67.1 million in the current quarter, compared to $61.7 million in the prior year quarter.
•

Consolidated net income was $35.0 million in the current quarter compared to $27.9 million in the prior year quarter. Consolidated diluted income per share was $1.02 in the current quarter compared to $0.81 in the prior year quarter.

OVERVIEW

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Revenue
Loans and finance receivables revenue	$292,870	$253,792
Other	313	506
Total Revenue	293,183	254,298
Cost of Revenue	139,045	108,553
Gross Profit	154,138	145,745
Expenses
Marketing	23,662	27,736
Operations and technology	29,600	25,538
General and administrative	29,573	26,921
Depreciation and amortization	4,184	3,838
Total Expenses	87,019	84,033
Income from Operations	67,119	61,712
Interest expense, net	(19,500)	(19,673)
Foreign currency transaction loss	(143)	(2,088)
Loss on early extinguishment of debt	(2,321)	(4,710)
Income before Income Taxes	45,155	35,241
Provision for income taxes	10,138	7,343
Net Income	$35,017	$27,898
Diluted net income per share	$1.02	$0.81

Revenue
Loans and finance receivables revenue	99.9%	99.8%
Other	0.1	0.2
Total Revenue	100.0	100.0
Cost of Revenue	47.4	42.7
Gross Profit	52.6	57.3
Expenses
Marketing	8.1	10.9
Operations and technology	10.1	10.0
General and administrative	10.1	10.6
Depreciation and amortization	1.4	1.5
Total Expenses	29.7	33.0
Income from Operations	22.9	24.3
Interest expense, net	(6.7)	(7.7)
Foreign currency transaction loss	—	(0.8)
Loss on early extinguishment of debt	(0.8)	(1.9)
Income before Income Taxes	15.4	13.9
Provision for income taxes	3.5	2.9
Net Income	11.9%	11.0%

NON-GAAP FINANCIAL MEASURES

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (in thousands, except per share data):

	Three Months Ended
	March 31,
	2019	2018
Net Income	$35,017	$27,898
Adjustments:
Lease termination and cease-use costs	726	—
Loss on early extinguishment of debt	2,321	4,710
Intangible asset amortization	268	267
Stock-based compensation expense	3,074	2,433
Foreign currency transaction loss	143	2,088
Cumulative tax effect of adjustments	(1,519)	(1,979)
Discrete tax adjustments	(141)	—
Adjusted earnings	$39,889	$35,417

Diluted earnings per share	$1.02	$0.81
Adjustments:
Lease termination and cease-use costs	0.02	—
Loss on early extinguishment of debt	0.07	0.13
Intangible asset amortization	0.01	0.01
Stock-based compensation expense	0.09	0.07
Foreign currency transaction loss	—	0.06
Cumulative tax effect of adjustments	(0.05)	(0.06)
Discrete tax adjustments	—	—
Adjusted earnings per share	$1.16	$1.02

Adjusted EBITDA

The table below shows Adjusted EBITDA, which is a non-GAAP measure that we define as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, taxes, and stock-based compensation expense. We believe Adjusted EBITDA is used by investors to analyze operating performance and evaluate our ability to incur and service debt and our capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess our estimated enterprise value. In addition, we believe that the adjustments for loss on early extinguishment of debt and lease termination and cease-use costs shown below are useful to investors in order to allow them to compare our financial results during the periods shown without the effect of the expense items. The computation of Adjusted EBITDA, as presented below, may differ from the computation of similarly-titled measures provided by other companies (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net Income	$35,017	$27,898
Depreciation and amortization expenses	4,184	3,838
Interest expense, net	19,500	19,673
Foreign currency transaction loss	143	2,088
Provision for income taxes	10,138	7,343
Stock-based compensation expense	3,074	2,433
Adjustment:
Lease termination and cease-use costs	370	—
Loss on early extinguishment of debt	2,321	4,710
Adjusted EBITDA	$74,747	$67,983

Adjusted EBITDA margin calculated as follows:
Total Revenue	$293,183	$254,298
Adjusted EBITDA	74,747	67,983
Adjusted EBITDA as a percentage of total revenue	25.5%	26.7%

Constant Currency Basis

In addition to reporting financial results in accordance with GAAP, we have provided certain other non-GAAP financial information on a constant currency basis. We operate in the United Kingdom and Brazil. During the current quarter 12.0% of our revenue originated in currencies other than the U.S. Dollar, principally the British Pound Sterling. As a result, changes in our reported revenue and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide constant currency assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. All conversion rates below are based on the U.S. Dollar equivalent to one of the applicable foreign currencies:

	Three Months Ended
	March 31,
	2019	2018	% Change
British Pound	1.3028	1.3917	(6.4)%
Brazilian Real	0.2654	0.3084	(13.9)%

We believe that our non-GAAP constant currency assessments are a useful measure, as they indicate the actual growth and profitability of our operations.

Combined Loans and Finance Receivables Measures

In addition to reporting loans and finance receivables balance information in accordance with GAAP (see Note 2 in the Notes to Consolidated Financial Statements included in this report), we have provided metrics on a combined basis. The Combined Loans and Finance Receivables Measures are non-GAAP measures that include both loans and RPAs we own or have purchased and loans we guarantee, which are either GAAP items or disclosures required by GAAP. See “—Loan and Finance Receivable Balances,” “—Loans and Finance Receivables Loss Experience” and “—Loans and Finance Receivables Loss Experience by Product” below for reconciliations between Company owned and purchased loans and finance receivables, gross, allowance and liability for losses, cost of revenue and charge-offs (net of recoveries) calculated in accordance with GAAP to the Combined Loans and Finance Receivables Measures.

We believe these non-GAAP measures provide investors with important information needed to evaluate the magnitude of potential receivable losses and the opportunity for revenue performance of the loans and finance receivable portfolio on an aggregate basis. We also believe that the comparison of the aggregate amounts from period to period is more meaningful than comparing only the amounts reflected on our consolidated balance sheet since both revenue and cost of revenue are impacted by the aggregate amount of receivables we own and those we guarantee as reflected in our consolidated financial statements.

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THREE MONTHS ENDED MARCH 31, 2018

Revenue and Gross Profit

Revenue increased $38.9 million, or 15.3%, to $293.2 million for the current quarter as compared to $254.3 million for the prior year quarter. On a constant currency basis, revenue increased by $41.9 million, or 16.5%, for the current quarter compared to the prior year quarter. Our domestic operations contributed an increase of $45.0 million, primarily resulting from a 33.4% increase in line of credit account revenue and a 16.3% increase in installment loan and RPA revenue in the current quarter compared to the prior year quarter driven by strong customer demand for these products. Our international operations decreased $6.1 million (a decrease of $3.1 million on a constant currency basis), primarily resulting from a 42.8% decrease in short-term loan revenue partially offset by a 13.6% increase in installment loan and RPA revenue.

Our gross profit increased by $8.4 million to $154.1 million for the current quarter from $145.7 million for the prior year quarter. On a constant currency basis, gross profit increased by $9.2 million for the current quarter compared to the prior year quarter. Our consolidated gross profit as a percentage of revenue, or our gross profit margin, decreased to 52.6% for the current quarter, from 57.3% for the prior year quarter.

The following tables set forth the components of revenue and gross profit, separated by product and between domestic and international for the current quarter and the prior year quarter (in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Revenue by product:
Short-term loans	$46,325	$53,375	$(7,050)	(13.2)%
Line of credit accounts	104,483	78,309	26,174	33.4
Installment loans and RPAs	142,062	122,108	19,954	16.3
Total loans and finance receivables revenue	292,870	253,792	39,078	15.4
Other	313	506	(193)	(38.1)
Total revenue	$293,183	$254,298	$38,885	15.3%

Revenue by product (% to total):
Short-term loans	15.8%	21.0%
Line of credit accounts	35.6	30.8
Installment loans and RPAs	48.5	48.0
Total loans and finance receivables revenue	99.9	99.8
Other	0.1	0.2
Total revenue	100.0%	100.0%

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Domestic:
Revenue	$257,988	$212,966	$45,022	21.1%
Cost of revenue	113,871	88,113	25,758	29.2
Gross profit	$144,117	$124,853	$19,264	15.4
Gross profit margin	55.9%	58.6%	(2.7)%	(4.6)%
International:
Revenue	$35,195	$41,332	$(6,137)	(14.8)%
Cost of revenue	25,174	20,440	4,734	23.2
Gross profit	$10,021	$20,892	$(10,871)	(52.0)
Gross profit margin	28.5%	50.5%	(22.0)%	(43.6)%
Total:
Revenue	$293,183	$254,298	$38,885	15.3%
Cost of revenue	139,045	108,553	30,492	28.1
Gross profit	$154,138	$145,745	$8,393	5.8
Gross profit margin	52.6%	57.3%	(4.7)%	(8.2)%

Loan and Finance Receivable Balances

Our loan and finance receivable balance in our consolidated financial statements for March 31, 2019 and 2018 was $957.3 million and $817.4 million, respectively, before the allowance for losses of $141.4 million and $114.3 million, respectively. The combined loan and finance receivable balance includes $22.3 million and $26.6 million as of March 31, 2019 and 2018, respectively, of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements for March 31, 2019 and 2018, respectively, before the liability for estimated losses of $1.3 million and $1.4 million provided in “Accounts payable and accrued expenses” in our consolidated financial statements for March 31, 2019 and 2018, respectively.

The ending portfolio balance of company owned loans and finance receivables, net of allowance for losses, increased $112.8 million, or 16.0%, to $815.9 million as of March 31, 2019 from $703.1 million as of March 31, 2018, and the outstanding combined portfolio balance of loans and finance receivables, net of allowance and liability for estimated losses, increased $108.6 million, or 14.9%, to $836.9 million as of March 31, 2019 from $728.3 million as of March 31, 2018, due primarily to increased demand for all of our installment products and, to a lesser extent, our line of credit products. The outstanding loan balance for our domestic near-prime product increased 20.6% in the current quarter compared to the prior year quarter resulting in a domestic near-prime portfolio balance that comprises 46.4% of our total loan and finance receivable portfolio balance while short-term loans comprised approximately 6.9% of our total loan and finance receivable portfolio balance in the current quarter, compared to 10.3% in the prior year quarter. We expect the loan balances for our domestic near-prime installment loan product will continue to comprise a larger percentage of the total loan and finance receivable portfolio, due to customer demand for these products and their longer loan term. Our portfolio of loans and finance receivables serving the needs of small businesses increased to 10.4% in the current quarter from 9.3% in the prior year quarter due to a 30.3% increase in the small business loan and finance receivables balance. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

The following tables summarize loan and finance receivable balances outstanding as of March 31, 2019 and 2018 (in thousands):

	As of March 31,
	2019			2018
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables balances:
Short-term loans	$49,148	$18,339	$67,487	$65,858	$21,409	$87,267
Line of credit accounts	218,979	—	218,979	160,923	—	160,923
Installment loans and RPAs	689,130	3,957	693,087	590,578	5,185	595,763
Total ending loans and finance receivables, gross	957,257	22,296	979,553	817,359	26,594	843,953
Less: Allowance and liabilities for losses(a)	(141,401)	(1,264)	(142,665)	(114,283)	(1,410)	(115,693)
Total ending loans and finance receivables, net	$815,856	$21,032	$836,888	$703,076	$25,184	$728,260
Allowance and liability for losses as a % of loans and finance receivables, gross	14.8%	5.7%	14.6%	14.0%	5.3%	13.7%

	As of March 31,
	2019			2018
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables:
Total domestic, gross	$858,149	$22,296	$880,445	$702,818	$26,594	$729,412
Total international, gross	99,108	—	99,108	114,541	—	114,541
Total ending loans and finance receivables, gross	$957,257	$22,296	$979,553	$817,359	$26,594	$843,953

(a)

GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.

(b)	Except for allowance and liability for estimated losses, amounts shown represent non-GAAP measures.

Average Amount Outstanding per Loan

The average amount outstanding per loan is calculated as the total combined loans, gross balance at the end of the period divided by the total number of combined loans outstanding at the end of the period. The following table shows the average amount outstanding per loan by product at March 31, 2019 and 2018:

	As of March 31,
	2019	2018
Average amount outstanding per loan (in ones)(a)
Short-term loans(b)	$452	$487
Line of credit accounts	1,644	1,366
Installment loans(b)(c)	2,070	2,037
Total loans(b)(c)	$1,567	$1,412

(a)	The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Excludes RPAs.

The average amount outstanding per loan increased to $1,567 from $1,412 during the current quarter compared to the prior year quarter, due primarily to a greater mix of installment loans and line of credit accounts, which have higher average amounts outstanding relative to short-term loans, in the current quarter compared to the prior year quarter.

Average Loan Origination

The average loan origination amount is calculated as the total amount of combined loans originated and renewed for the period divided by the total number of combined loans originated and renewed for the period. The following table shows the average loan origination amount by product for the current quarter compared to the prior year quarter:

	Three Months Ended
	March 31,
	2019	2018
Average loan origination amount (in ones) (a)
Short-term loans (b)	$453	$475
Line of credit accounts (c)	357	317
Installment loans (b)(d)	1,690	1,648
Total loans (b)(d)	$557	$569

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount decreased slightly to $557 from $569 during the current quarter compared to the prior year quarter, due primarily to a greater mix of line of credit account draws, which have lower principal amounts than installment and short term loans.

Loans and Finance Receivables Loss Experience

The allowance and liability for estimated losses as a percentage of combined loans and RPAs increased to 14.6% as of March 31, 2019 from 13.7% as of March 31, 2018.

The cost of revenue in the current quarter was $139.1 million, which was composed of $140.0 million related to Company-owned loans and finance receivables offset by a $0.9 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. The cost of revenue in the prior year quarter was $108.6 million, which was composed of $109.4 million related to Company-owned loans and finance receivables offset by a $0.8 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $162.3 million and $118.7 million in the current quarter and the prior year quarter, respectively.

The following tables show loan and finance receivable balances and fees receivable and the relationship of the allowance and liability for losses to the combined balances of loans and finance receivables for each of the last five quarters (in thousands):

	2018				2019
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Loans and finance receivables:
Gross - Company owned	$817,359	$871,915	$990,368	$1,023,254	$957,257
Gross - Guaranteed by the Company(a)	26,594	28,681	30,106	29,704	22,296
Combined loans and finance receivables, gross(b)	843,953	900,596	1,020,474	1,052,958	979,553
Allowance and liability for losses on loans and finance receivables	115,693	123,876	153,829	165,474	142,665
Combined loans and finance receivables, net(b)	$728,260	$776,720	$866,645	$887,484	$836,888
Allowance and liability for losses as a % of loans and finance receivables, gross(b)	13.7%	13.8%	15.1%	15.7%	14.6%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(b)	Non-GAAP measure.

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

The following table includes information related only to short-term loans and shows our loss experience trends for short-term loans for each of the last five quarters (in thousands):

	2018				2019
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Short-term loans:
Cost of revenue	$20,323	$20,386	$26,174	$25,386	$17,090
Charge-offs (net of recoveries)	22,213	19,626	21,835	26,822	24,101
Average short-term combined loan balance, gross:
Company owned(a)	71,442	66,171	73,476	72,952	59,848
Guaranteed by the Company(a)(b)	26,383	23,638	25,913	25,286	22,628
Average short-term combined loan balance, gross(a)(c)	$97,825	$89,809	$99,389	$98,238	$82,476
Ending short-term combined loan balance, gross:
Company owned	$65,858	$67,255	$78,508	$67,725	$49,148
Guaranteed by the Company(b)	21,409	24,764	25,533	25,388	18,339
Ending short-term combined loan balance, gross(c)	$87,267	$92,019	$104,041	$93,113	$67,487
Ending allowance and liability for losses	$20,397	$20,744	$24,981	$23,384	$16,524

Short-term loan ratios:
Cost of revenue as a % of average short-term combined loan balance, gross(a)(c)	20.8%	22.7%	26.3%	25.8%	20.7%
Charge-offs (net of recoveries) as a % of average short-term combined loan balance, gross(a)(c)	22.7%	21.9%	22.0%	27.3%	29.2%
Gross profit margin	61.9%	59.5%	54.8%	56.0%	63.1%
Allowance and liability for losses as a % of combined loan balance, gross(c)(d)	23.4%	22.5%	24.0%	25.1%	24.5%

(a)	The average short-term combined loan balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan balance, gross, is determined using period-end balances.

Line of Credit Accounts

The cost of revenue as a percentage of average loan balance for line of credit accounts exhibits a similar quarterly seasonal trend to short-term loan loss rates as the ratio is typically lower in the first quarter and increases throughout the remainder of the year, peaking in the second half of the year with higher loan demand. The gross profit margin is generally lower for line of credit accounts during a growth stage as compared to short-term loans because the highest levels of default are exhibited in the early stages of the account, while revenue is recognized over the term of the account.

The following table includes information related only to line of credit accounts and shows our loss experience trends for line of credit accounts for each of the last five quarters (in thousands):

	2018				2019
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$25,383	$31,211	$46,749	$59,632	$37,739
Charge-offs (net of recoveries)	29,411	27,281	36,321	50,102	47,385
Average loan balance(a)	168,118	168,881	200,710	221,721	224,416
Ending loan balance	160,923	181,134	216,624	227,563	218,979
Ending allowance for losses balance	$27,120	$31,050	$41,478	$51,008	$41,362

Line of credit account ratios:
Cost of revenue as a % of average loan balance(a)	15.1%	18.5%	23.3%	26.9%	16.8%
Charge-offs (net of recoveries) as a % of average loan balance(a)	17.5%	16.2%	18.1%	22.6%	21.1%
Gross profit margin	67.6%	60.8%	52.6%	44.2%	63.9%
Allowance for losses as a % of loan balance(b)	16.9%	17.1%	19.1%	22.4%	18.9%

(a)	The average loan balance for line of credit accounts is the average of the month-end balances during the period.
(b)	Allowance for losses as a % of loan balance is determined using period-end balances.

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

The gross profit margin is generally lower for the installment loan product than for other loan products, primarily because the highest levels of default are exhibited in the early stages of the loan, while revenue is recognized over the term of the loan. In addition, installment loans and RPAs typically have higher average origination amounts. Another factor contributing to the lower gross profit margin is that the product yield for installment loans and RPAs is typically lower than the yield for the other financing products we offer. As a result, particularly in periods of higher growth for the installment loan and RPA portfolios, which has been the case in recent years, the gross profit margin is typically lower for this product than for our short-term loan and line of credit products. Our average installment combined loan and RPA portfolio balance outstanding at March 31, 2019 increased 20.3% in the current quarter compared to the prior year quarter.

The following table includes information related only to our installment loans and RPAs and shows our loss experience trends for installment loans and RPAs for each of the last five quarters (in thousands):

	2018				2019
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Installment loans and RPAs:
Cost of revenue	$62,847	$69,897	$90,840	$92,172	$84,216
Charge-offs (net of recoveries)	67,081	64,878	75,261	88,429	90,764
Average installment and RPA combined loan and finance receivable balance, gross:
Company owned(a)	591,739	605,025	663,387	713,821	714,398
Guaranteed by the Company(a)(b)	5,760	4,500	4,325	4,279	4,227
Average installment and RPA combined loan and finance receivable balance, gross (a)(c)	$597,499	$609,525	$667,712	$718,100	$718,625
Ending installment and RPA combined loan and finance receivable balance, gross:
Company owned	$590,578	$623,526	$695,236	$727,966	$689,130
Guaranteed by the Company(b)	5,185	3,917	4,573	4,316	3,957
Ending installment and RPA combined loan and finance receivable balance, gross (c)	$595,763	$627,443	$699,809	$732,282	$693,087
Ending allowance and liability for losses	$68,176	$72,082	$87,370	$91,082	$84,779

Installment and RPA loan ratios:
Cost of revenue as a % of average installment and RPA combined loan and finance receivable balance, gross(a)(c)	10.5%	11.5%	13.6%	12.8%	11.7%
Charge-offs (net of recoveries) as a % of average installment and RPA combined loan and finance receivable balance, gross (a)(c)	11.2%	10.6%	11.3%	12.3%	12.6%
Gross profit margin	48.5%	43.2%	33.7%	37.6%	40.7%
Allowance and liability for losses as a % of combined loan and finance receivable balance, gross(c)(d)	11.4%	11.5%	12.5%	12.4%	12.2%

(a)	The average installment and RPA combined loan and finance receivable balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan and finance receivable balance, gross, is determined using period-end balances.

Total Expenses

Total expenses increased $3.0 million, or 3.6%, to $87.0 million in the current quarter, compared to $84.0 million in the prior year quarter. On a constant currency basis, total expenses increased $4.2 million, or 4.9%, in the current quarter as compared to the prior year quarter.

Marketing expense decreased to $23.6 million in the current quarter compared to $27.8 million in the prior year quarter. The decrease was due primarily to lower volume from lead providers primarily from our international business and lower direct mail costs related to our domestic products.

Operations and technology expense increased to $29.6 million in the current quarter compared to $25.5 million in the prior year quarter, due primarily to higher call center headcount to support our growth, higher underwriting costs primarily related to growth in loan balances and higher selling expense, which includes ongoing expenses associated with complaints in the United Kingdom.

General and administrative expense increased $2.7 million, or 9.9%, to $29.6 million in the current quarter compared to $26.9 million in the prior year quarter, due primarily to higher corporate services personnel costs primarily driven by an increase in headcount in the current quarter compared to the prior year quarter.

Depreciation and amortization expense increased $0.4 million, or 9.0% in the current quarter compared the prior year quarter, primarily due to an impairment charge for leasehold improvement assets related to our decision to cease use and sublease a portion of a leased office space.

Interest Expense, Net

Interest expense, net decreased $0.2 million, or 0.9%, to $19.5 million in the current quarter compared to $19.7 million in the prior year quarter. The decrease was due primarily to a decrease in the weighted average interest rate on our outstanding debt to 9.03% during the current quarter from 9.79% during the prior year quarter, partially offset by an increase in the average amount of debt outstanding, which increased $108.3 million to $876.9 million during the current quarter from $768.6 million during the prior year quarter.

Provision for Income Taxes

Provision for income taxes increased $2.8 million, or 38.1%, to $10.1 million in the current quarter compared to $7.3 million in the prior year quarter. The increase was due primarily to a 28.1% increase in income before income taxes coupled with an increase in our effective tax rate to 22.5% in the current quarter from 20.8% in the prior year quarter.

As of March 31, 2019, the balance of unrecognized tax benefits was $41.3 million ($40.7 million net of the federal benefit of state matters), all of which, if recognized, would favorably affect the effective tax rate in any future periods. We had $0.1 million of unrecognized tax benefits as of March 31, 2018. We believe it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits could change by a significant amount. The principal uncertainties are related to the timing of recognition of income and losses related to our loan portfolio. We anticipate a Joint Committee on Taxation review of certain tax returns that were filed during 2018 in conjunction with the refunds claimed on those returns. Depending upon the outcome of the review and any related agreements or settlements with the relevant taxing authorities, the amount of the uncertainty, including amounts that would be recognized as a component of the effective tax rate, could change significantly. While the total amount of uncertainty to be resolved is not clear, it is reasonably possible that the uncertainties pertaining to this matter will be resolved in the next twelve months.

Net Income

Net income increased $7.1 million, or 25.5%, to $35.0 million during the current quarter compared to $27.9 million during the prior year quarter. The increase was due primarily to profitable growth in the business, increased operating leverage through expense management and lower losses on early extinguishment of debt.

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

On June 30, 2017, we entered into a secured revolving credit agreement (as amended the “Credit Agreement”). On April 13, 2018 and October 5, 2018, we and certain of our operating subsidiaries entered into amendments to our Credit Agreement, as further described below. As of April 29, 2019, our available borrowings under the Credit Agreement were $27.8 million. Since 2016, we have entered into several consumer loan securitization facilities and offered asset-backed notes to fund our growth, primarily in our near-prime consumer installment loan business, as further described below under “Consumer Loan Securitization.” As of April 29, 2019, the outstanding balance under our securitization facilities was $174.4 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer loan securitization facilities.

As of March 31, 2019, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending which could be expected to generate additional liquidity.

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

The 2025 Senior Notes are redeemable at our option, in whole or in part, (i) at any time prior to September 15, 2021 at 100% of the aggregate principal amount of 2025 Senior Notes redeemed plus the applicable “make whole” premium specified in the indenture that governs our 2025 Senior Notes (the “2025 Senior Notes Indenture”), plus accrued and unpaid interest, if any, to the redemption date and (ii) at any time on or after September 15, 2021 at the premium, if any, specified in the 2025 Senior Notes Indenture that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to September 15, 2021, at our option, we may redeem up to 40% of the aggregate principal amount of the 2025 Senior Notes at a redemption price of 108.5% of the aggregate principal amount of 2025 Senior Notes redeemed, plus accrued and unpaid interest, if any, to the redemption date, with the proceeds of certain equity offerings as described in the 2025 Senior Notes Indenture.

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

We used a portion of the net proceeds of the 2025 Senior Notes offering to retire the remaining outstanding 2021 Senior Notes balance of $295.0 million, to pay the related accrued interest, premiums, fees and expenses associated therewith. The remaining amount was used for general corporate purposes.

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

The 2024 Senior Notes are redeemable at our option, in whole or in part, (i) at any time prior to September 1, 2020 at 100% of the aggregate principal amount of 2024 Senior Notes redeemed plus the applicable “make whole” premium specified in the indenture that governs our 2024 Senior Notes (the “2024 Senior Notes Indenture”), plus accrued and unpaid interest, if any, to the redemption date and (ii) at any time on or after September 1, 2020 at the premium, if any, specified in the 2024 Senior Notes Indenture that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to September 1, 2020, at our option, we may redeem up to 40% of the aggregate principal amount of the 2024 Senior Notes at a redemption price of 108.5% of the aggregate principal amount of 2024 Senior Notes redeemed, plus accrued and unpaid interest, if any, to the redemption date, with the proceeds of certain equity offerings as described in the 2024 Senior Notes Indenture.

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

Consumer Loan Securitization

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

2019‑1 Facility

On February 25, 2019 (the “2019-1 Closing Date”), we and several of our subsidiaries entered into a receivables securitization (the “2019-1 Facility”) with PCAM Credit II, LLC, as lender (the “2019-1 Lender”). The 2019-1 Lender is an affiliate of Park Cities Asset Management, LLC. The 2019-1 Facility finances unsecured consumer installment loans (“Securitization Receivables”) that have been and will be originated or acquired under our NetCredit and CashNetUSA brands by several of our subsidiaries and that meet specified eligibility criteria. Under the 2019-1 Facility, eligible Securitization Receivables are sold to a wholly-owned subsidiary of our (the “2019-1 Debtor”) and serviced by another subsidiary of us.

The 2019-1 Debtor has issued a delayed draw term note with an initial maximum principal balance of $30.0 million and a revolving note with an initial maximum principal balance of $20.0 million for an aggregate initial maximum principal balance of $50.0 million, which is required to be secured by eligible Securitization Receivables. The 2019-1 Facility has an accordion feature that, with the consent of the 2019-1 Lender, allows for the maximum principal balance of the delayed draw term note to increase to $50.0 million and the maximum principal balance of the revolving note to increase to $25.0 million, for an aggregate maximum principal balance of $75.0 million. The 2019-1 Facility is non-recourse to us and matures three years after the 2019-1 Closing Date.

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

All amounts due under the 2019-1 Facility are secured by all of the 2019-1 Debtor’s assets, which include the eligible Securitization Receivables transferred to the 2019-1 Debtor, related rights under the eligible Securitization Receivables, a bank account and certain other related collateral. We have issued a limited indemnity to the 2019-1 Lender for certain “bad acts,” and we have agreed for the benefit of the 2019-1 Lender to meet certain ongoing financial performance covenants.

The 2019-1 Facility documents contain customary provisions for securitizations, including representations and warranties as to the eligibility of the eligible Securitization Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay their loans; covenants regarding special purpose entity matters; and default and termination provisions which provide for the acceleration of the 2019-1 Facility in circumstances including, but not limited to, failure to make payments when due, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the eligible Securitization Receivables, defaults under other material indebtedness of the 2019-1 Debtor and a default by us under our financial performance covenants.

2018‑2 Facility

On October 23, 2018, we and several of our subsidiaries entered into a receivables funding agreement (the “2018‑2 Facility”) with Credit Suisse AG, New York Branch, as agent (the “2018‑2 Agent”). The 2018‑2 Facility collateralizes Securitization Receivables that have been and will be originated or acquired under our NetCredit brand by several of our subsidiaries and that meet specified eligibility criteria in exchange for a revolving note. Under the 2018‑2 Facility, Securitization Receivables are sold to a wholly-owned subsidiary of ours (the “2018‑2 Debtor”) and serviced by another subsidiary of ours.

The 2018‑2 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which is required to be secured by 1.25 times the drawn amount in eligible Securitization Receivables. The 2018‑2 Facility is non-recourse to us and matures on October 23, 2022.

The 2018‑2 Facility is governed by a loan and security agreement, dated as of October 23, 2018, between the 2018‑2 Agent, the 2018‑2 Debtor and certain other lenders and agent parties thereto. The 2018‑2 Facility bears interest at a rate per annum equal to one-month LIBOR (subject to a floor) plus an applicable margin, which rate per annum is 3.75%. In addition, the 2018‑2 Debtor paid certain customary upfront closing fees to the 2018‑2 Agent. Interest payments on the 2018‑2 Facility will be made monthly. The 2018‑2 Debtor shall be permitted to prepay the 2018‑2 Facility, subject to certain fees and conditions. Any remaining amounts outstanding will be payable no later than October 23, 2022, the final maturity date.

All amounts due under the 2018‑2 Facility are secured by all of the 2018‑2 Debtor’s assets, which include the Securitization Receivables transferred to the 2018‑2 Debtor, related rights under the Securitization Receivables, a bank account and certain other related collateral.

The 2018‑2 Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the Securitization Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay their loans; covenants regarding special purpose entity matters; and default and termination provisions that provide for the acceleration of the 2018‑2 Facility in circumstances including, but not limited to, failure to make payments when due, servicer defaults, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the Securitization Receivables and defaults under other material indebtedness of the 2018‑2 Debtor.

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

The 2018‑1 Facility is governed by a loan and security agreement, dated as of July 23, 2018, between the 2018‑1 Lender and the 2018‑1 Debtor. The 2018‑1 Facility bears interest at a rate per annum equal to LIBOR (subject to a floor) plus an applicable margin, which rate per annum is initially 4.00%. In addition, the 2018‑1 Debtor paid certain customary upfront closing fees to the 2018‑1 Lender. Interest payments on the 2018‑1 Facility are made monthly. The 2018‑1 Debtor is permitted to prepay the 2018‑1 Facility, subject to certain fees and conditions. In the event of prepayment for the purposes of securitizations, no fees shall apply. Any remaining amounts outstanding will be payable no later than July 22, 2023, the final maturity date.

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

2016‑1 Facility

On January 15, 2016, we and certain of our subsidiaries entered into a receivables securitization (as amended, the “2016‑1 Securitization Facility”) with certain purchasers, Jefferies Funding LLC, as administrative agent (the “2016‑1 Agent”) and Bankers Trust Company, as indenture trustee and securities intermediary (the “Indenture Trustee”). The 2016‑1 Securitization Facility securitized Securitization Receivables that were originated or acquired under our NetCredit brand and that met specified eligibility criteria. Under the 2016‑1 Securitization Facility, Securitization Receivables were sold to a wholly-owned special purpose subsidiary of ours (the “2016‑1 Issuer”) and serviced by another subsidiary of ours. The 2016‑1 Securitization Facility, as amended on October 20, 2017, provided for a maximum principal amount of $275 million, an initial term note with an with an initial principal amount of $181.1 million and the ability to subsequently issue term notes thereafter, variable funding notes with an aggregate committed availability of $75 million per quarter with an option to increase the commitment to $90 million and a revolving period of the facility ending in April 2019.

On October 31, 2018, the 2016‑1 Issuer resold a substantial portion of the Securitization Receivables it owned to Enova International, Inc., and used the proceeds to redeem all of the outstanding 2017 Quarterly Term Notes and to repay all amounts owed on the 2017 Variable Funding Notes.

Subject to certain exceptions, the 2016‑1 Issuer was not permitted to prepay or redeem any of the 2016-1 Facility prior to April 15, 2019, but the 2016-1 Agent, the Indenture Trustee, and the holders of the notes agreed to permit an early repayment. On March 29, 2019, the 2016-1 Facility was repaid in full.

2016‑2 Facility

On December 1, 2016, we and certain of our subsidiaries entered into a receivables securitization (the “2016‑2 Facility”) with Redpoint Capital Asset Funding, LLC, as lender (the “Lender”). The 2016‑2 Facility securitized Securitization Receivables that were originated or acquired under our NetCredit brand by several of our subsidiaries and that meet specified eligibility criteria, including that the annual percentage rate for each securitized consumer loan was greater than or equal to 90%. Under the 2016‑2 Facility, Securitization Receivables were sold to a wholly-owned subsidiary of ours and serviced by another subsidiary of ours. In October 2018, the 2016‑2 Facility was repaid in full and there is no remaining amount available to be borrowed.

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

The Credit Agreement is secured by domestic receivables. The borrowing limit in the Credit Agreement, as amended on October 5, 2018, is $125 million and its maturity date is May 1, 2020. We had no outstanding borrowings under the Credit Agreement as of March 31, 2019.

The Credit Agreement provides for a revolving credit line with interest on borrowings under the facility at prime rate plus 1.00%. In addition, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the line, and ranges from 0.30% to 0.50% per annum depending on usage. A portion of the revolving credit facility, up to a maximum of $20 million, is available for the issuance of letters of credit. We had outstanding letters of credit under the Credit Agreement of $1.2 million as of March 31, 2019. The Credit Agreement provides for certain prepayment penalties if it is terminated on or before its first and second anniversary date, subject to certain exceptions.

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

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Cash flows provided by operating activities	$221,080	$153,002
Cash flows used in investing activities
Loans and finance receivables	$(99,271)	$(108,081)
Purchases of property and equipment	(4,884)	(3,349)
Other investing activities	—	24
Total cash flows used in investing activities	$(104,155)	$(111,406)
Cash flows used in financing activities	$(77,913)	$(40,608)

Cash Flows from Operating Activities

Net cash provided by operating activities increased $68.1 million, or 44.5%, to $221.1 million for the current three-month period from $153.0 million for the prior year three-month period. The increase was driven primarily by overall growth in the business with interest and fees paid by customers outpacing operating cash outflows.

We believe cash flows from operations and available cash balances and borrowings under our consumer loan securitization facilities and Credit Agreement, which may include increased borrowings under our Credit Agreement, any refinancing or replacement thereof, and additional securitization of consumer loans, will be sufficient to fund our future operating liquidity needs, including to fund our working capital growth.

Cash Flows from Investing Activities

Net cash used in investing activities decreased $7.3 million, or 6.5%, for the current three-month period compared to the prior year three-month period. This decrease was due primarily to an $8.8 million decrease in net cash invested in loans and finance receivables, reflecting a $7.0 million decrease in the amount of loans and finance receivables originated or acquired in addition to a $1.8 million increase in payments received from customers. Additionally, purchases of property and equipment increased $1.5 million for the current three-month period compared to the prior year three-month period.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the current three-month period primarily reflect $46.3 million in net repayments under our securitization facilities, $22.0 million in net repayments under the Credit Agreement, and $8.2 million in treasury shares purchased. Cash flows provided by financing activities for the prior year three-month period primarily reflect $50.0 million in payments under our senior notes facilities and a $3.7 million penalty paid in connection with the early payment of our 2021 Senior Notes, partially offset by $8.0 million in net borrowings under our 2017 Credit Agreement and $5.7 million in net borrowings under our securitization facilities.

On September 15, 2017, we announced the Board of Directors had authorized a share repurchase program for the repurchase of up to $25.0 million of our common stock through December 31, 2019. The $25.0 million limit was reached in January 2019, with all share repurchases having been through open market transactions. On January 31, 2019, we announced the Board of Directors had authorized a share repurchase program for the repurchase of up to $50.0 million of our common stock through December 31, 2020. During the current three-month period, we paid $6.5 million to repurchase common stock under the share repurchase program.

OFF-BALANCE SHEET ARRANGEMENTS

In certain markets, we arrange for consumers to obtain consumer loan products from independent third-party lenders through our CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loan. When a customer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan received by the customer from the third-party lender if the customer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default, which generally occurs after one payment is missed. As of March 31, 2019 and 2018, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $22.3 million and $26.6 million, respectively, which were guaranteed by us. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by us of $1.3 million and $1.4 million, as of March 31, 2019 and 2018, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets. Our CSO programs are further described under the caption “Products and Services” above.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the information on critical accounting estimates described in our Annual Report on Form 10‑K for the year ended December 31, 2018.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1 in the Notes to Consolidated Financial Statements included in this report for a discussion of recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in foreign currency exchange rates. We do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes. There have been no material changes to our exposure to market risks since December 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2019 (the “Evaluation Date”). Based

upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See the “Litigation” section of Note 9 of the notes to our consolidated financial statements (unaudited) of Part I, “Item 1 Financial Statements.”

ITEM 1A.	RISK FACTORS

There have been no material changes from the Risk Factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018:

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b) (in thousands)
January 1 – January 31, 2019	307,774		$20.67	307,774	$50,000
February 1 – February 28, 2019	69,094	(a)	24.99	—	50,000
March 1 – March 31, 2019	7,100		21.97	7,100	49,844
Total	383,968		$21.47	314,874	$49,844

(a)	Shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans.
(b)

On September 15, 2017, the Company announced the Board of Directors had authorized a share repurchase program for the repurchase of up to $25.0 million of the Company’s common stock through December 31, 2019. The $25.0 million limit was reached in January 2019, with all share repurchases having been through open market transactions. On January 31, 2019, the Company announced the Board of Directors had authorized a share repurchase program for the repurchase of up to $50.0 million of the Company’s common stock through December 31, 2020 (the “January 2019 Authorization”). All share repurchases made under the January 2019 Authorization have been through open market transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

10.1	Loan and Security Agreement, dated February 25, 2019, by and between PCAM Credit II, LLC and EFR 2016‑2, LLC

10.2	Form of Enova International, Inc. Second Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Appreciation Right

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2019	ENOVA INTERNATIONAL, INC.

	By:	/s/ Steven E. Cunningham
Steven E. Cunningham
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)