Form 10-Q
period 2019-06-30
Enova International, Inc.
filed 2019-07-31
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

NONE

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $.00001 par value per share	ENVA	New York Stock Exchange

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

33,999,696 of the Registrant’s common shares, $.00001 par value, were outstanding as of July 29, 2019.

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

•	changes in our U.K. business practices in response to the requirements of the Financial Conduct Authority and the Financial Ombudsman Service;
•	the effect on our U.K. business of elevated complaints related to historical funding;
•	the effect of and compliance with enforcement actions, orders and agreements issued by applicable regulators, such as the January 2019 Consent Order issued by the Consumer Financial Protection Bureau;
•	our ability to process or collect loans and finance receivables through the Automated Clearing House system;
•	the deterioration of the political, regulatory or economic environment in countries where we operate or in the future may operate;
•	the actions of third parties who provide, acquire or offer products and services to, from or for us;
•	public and regulatory perception of the consumer loan business, small business financing and our business practices;
•	the effect of any current or future litigation proceedings and any judicial decisions or rulemaking that affects us, our products or the legality or enforceability of our arbitration agreements;
•	changes in demand for our services, changes in competition and the continued acceptance of the online channel by our customers;
•	changes in our ability to satisfy our debt obligations or to refinance existing debt obligations or obtain new capital to finance growth;
•	a prolonged interruption in the operations of our facilities, systems and business functions, including our information technology and other business systems;
•	our ability to maintain an allowance or liability for estimated losses that is adequate to absorb credit losses;
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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	June 30,		December 31,
	2019	2018	2018
Assets
Cash and cash equivalents(1)	$65,503	$47,414	$52,917
Restricted cash(1)	22,962	28,863	24,342
Loans and finance receivables, net(1)	892,582	750,131	859,946
Income taxes receivable	12,693	3,006	28,914
Other receivables and prepaid expenses(1)	34,459	25,373	29,983
Property and equipment, net	52,878	47,752	49,553
Operating lease right-of-use assets	20,813	—	—
Goodwill	267,013	267,013	267,013
Intangible assets, net	2,720	3,790	3,255
Other assets(1)	11,844	9,862	12,262
Total assets	$1,383,467	$1,183,204	$1,328,185
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses(1)	$118,195	$72,406	$89,317
Operating lease liabilities	37,696	—	—
Deferred tax liabilities, net	35,619	14,322	33,171
Long-term debt(1)	785,504	762,831	857,929
Total liabilities	977,014	849,559	980,417
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 35,671,114, 34,633,819 and 34,856,553 shares issued and 33,989,158, 34,145,146 and 33,584,606 outstanding as of June 30, 2019 and 2018 and December 31, 2018, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	56,910	39,335	48,175
Retained earnings	396,149	312,440	336,415
Accumulated other comprehensive loss	(14,774)	(10,905)	(13,805)
Treasury stock, at cost (1,681,956, 488,673 and 1,271,947 shares as of June 30, 2019 and 2018 and December 31, 2018, respectively)	(31,832)	(7,225)	(23,017)
Total stockholders' equity	406,453	333,645	347,768
Total liabilities and stockholders' equity	$1,383,467	$1,183,204	$1,328,185

(1)	Includes amounts in wholly owned, bankruptcy-remote special purpose subsidiaries (“VIEs”) presented separately in the table below.

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

	June 30,		December 31,
	2019	2018	2018
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$420	$—	$210
Restricted cash	20,796	21,744	22,168
Loans and finance receivables, net (includes allowance for losses of $31,522, $21,019 and $27,255 as of June 30, 2019 and 2018 and December 31, 2018, respectively)	306,322	236,953	318,961
Other receivables and prepaid expenses	6,671	8	2,712
Other assets	2,530	132	2,544
Total assets	$336,739	$258,837	$346,595
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$2,410	$1,489	$3,087
Long-term debt	171,931	176,928	223,368
Total liabilities	$174,341	$178,417	$226,455

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$285,700	$253,301	$578,883	$507,599
Cost of Revenue	138,297	121,494	277,342	230,047
Gross Profit	147,403	131,807	301,541	277,552
Expenses
Marketing	31,904	29,386	55,566	57,122
Operations and technology	32,411	27,195	62,011	52,733
General and administrative	28,876	28,295	58,449	55,216
Depreciation and amortization	3,942	3,837	8,126	7,675
Total Expenses	97,133	88,713	184,152	172,746
Income from Operations	50,270	43,094	117,389	104,806
Interest expense, net	(18,115)	(19,355)	(37,615)	(39,028)
Foreign currency transaction loss	(38)	(204)	(181)	(2,292)
Loss on early extinguishment of debt	—	—	(2,321)	(4,710)
Income before Income Taxes	32,117	23,535	77,272	58,776
Provision for income taxes	7,054	5,310	17,192	12,653
Net Income	$25,063	$18,225	$60,080	$46,123
Earnings Per Share:
Earnings per common share:
Basic	$0.74	$0.54	$1.78	$1.36
Diluted	$0.73	$0.52	$1.74	$1.32
Weighted average common shares outstanding:
Basic	33,826	33,984	33,660	33,821
Diluted	34,469	35,371	34,451	34,966

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Income	$25,063	$18,225	$60,080	$46,123
Other comprehensive loss, net of tax:
Foreign currency translation loss(1)	(2,523)	(6,583)	(969)	(2,197)
Reclassification of certain deferred tax effects	—	—	—	(1,622)
Total other comprehensive loss, net of tax	(2,523)	(6,583)	(969)	(3,819)
Comprehensive Income	$22,540	$11,642	$59,111	$42,304

(1)	Net of tax benefit (provision) of $467 and $1,911 for the three months ended June 30, 2019 and 2018, respectively and $(33) and $310 for the six months ended June 30, 2019 and 2018, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at March 31, 2018	34,340	$—	$32,671	$294,215	$(4,322)	(478)	$(6,831)	$315,733
Stock-based compensation expense	—	—	2,834	—	—	—	—	2,834
Shares issued for vested RSUs	128	—	—	—	—	—	—	—
Shares issued for stock option exercises	166	—	3,830	—	—	—	—	3,830
Net income	—	—	—	18,225	—	—	—	18,225
Foreign currency translation loss, net of tax	—	—	—	—	(6,583)	—	—	(6,583)
Purchases of treasury shares, at cost	—	—	—	—	—	(11)	(394)	(394)
Balance at June 30, 2018	34,634	$—	$39,335	$312,440	$(10,905)	(489)	$(7,225)	$333,645

Balance at March 31, 2019	35,340	$—	$51,638	$371,086	$(12,251)	(1,656)	$(31,259)	$379,214
Stock-based compensation expense	—	—	3,323	—	—	—	—	3,323
Shares issued for vested RSUs	97	—	—	—	—	—	—	—
Shares issued for stock option exercises	234	—	1,949	—	—	—	—	1,949
Net income	—	—	—	25,063	—	—	—	25,063
Foreign currency translation loss, net of tax	—	—	—	—	(2,523)	—	—	(2,523)
Purchases of treasury shares, at cost	—	—	—	—	—	(26)	(573)	(573)
Balance at June 30, 2019	35,671	$—	$56,910	$396,149	$(14,774)	(1,682)	$(31,832)	$406,453

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2017	33,933	$—	$29,781	$264,695	$(7,086)	(428)	$(5,703)	$281,687
Stock-based compensation expense	—	—	5,267	—	—	—	—	5,267
Shares issued for vested RSUs	504	—	—	—	—	—	—	—
Shares issued for stock option exercises	197	—	4,287	—	—	—	—	4,287
Net income	—	—	—	46,123	—	—	—	46,123
Foreign currency translation loss, net of tax	—	—	—	—	(2,197)	—	—	(2,197)
Purchases of treasury shares, at cost	—	—	—	—	—	(61)	(1,522)	(1,522)
Reclassification of certain deferred tax effects	—	—	—	1,622	(1,622)	—	—	—
Balance at June 30, 2018	34,634	$—	$39,335	$312,440	$(10,905)	(489)	$(7,225)	$333,645

Balance at December 31, 2018	34,857	$—	$48,175	$336,415	$(13,805)	(1,272)	$(23,017)	$347,768
Stock-based compensation expense	—	—	6,397	—	—	—	—	6,397
Shares issued for vested RSUs	524	—	—	—	—	—	—	—
Shares issued for stock option exercises	290	—	2,338	—	—	—	—	2,338
Net income	—	—	—	60,080	—	—	—	60,080
Foreign currency translation loss, net of tax	—	—	—	—	(969)	—	—	(969)
Purchases of treasury shares, at cost	—	—	—	—	—	(410)	(8,815)	(8,815)
Cumulative effect of accounting change (Note 1)	—	—	—	(346)	—	—	—	(346)
Balance at June 30, 2019	35,671	$—	$56,910	$396,149	$(14,774)	(1,682)	$(31,832)	$406,453

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities
Net Income	$60,080	$46,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,126	7,675
Amortization of deferred loan costs and debt discount	3,135	3,038
Cost of revenue	277,342	230,047
Stock-based compensation expense	6,397	5,267
Loss on early extinguishment of debt	2,321	4,710
Operating leases, net	(760)	—
Lease termination and cease-use costs	370	—
Deferred income taxes, net	1,587	2,458
Other	—	55
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(4,071)	(2,911)
Other receivables and prepaid expenses	(3,876)	(1,681)
Accounts payable and accrued expenses	2,648	(151)
Current income taxes	61,460	1,086
Net cash provided by operating activities	414,759	295,716
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(854,206)	(786,788)
Loans and finance receivables repaid	545,975	510,238
Purchases of property and equipment	(10,907)	(7,065)
Other investing activities	2	42
Net cash used in investing activities	(319,136)	(283,573)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	150,049	77,000
Repayments under revolving line of credit	(172,049)	(24,001)
Borrowings under securitization facilities	47,800	80,300
Repayments under securitization facilities	(101,418)	(112,647)
Repayments of senior notes	—	(50,000)
Debt issuance costs paid	(339)	(360)
Debt prepayment penalty paid	(1,392)	(3,656)
Payment of promissory note	—	(3,000)
Proceeds from exercise of stock options	2,338	4,287
Treasury shares purchased	(8,815)	(1,522)
Net cash used in financing activities	(83,826)	(33,599)
Effect of exchange rates on cash, cash equivalents and restricted cash	(591)	(411)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,206	(21,867)
Cash, cash equivalents and restricted cash at beginning of year	77,259	98,144
Cash, cash equivalents and restricted cash at end of period	$88,465	$76,277

Supplemental Disclosures
Loans and finance receivables renewed	$137,552	$184,383

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

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

The consolidated financial statements presented as of June 30, 2019 and 2018 and for the three and six-month periods ended June 30, 2019 and 2018 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. Operating results for the three and six-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	June 30,
	2019	2018
Cash and cash equivalents	$65,503	$47,414
Restricted cash	22,962	28,863
Total cash, cash equivalents and restricted cash	$88,465	$76,277

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

In June 2016, the FASB issued ASU 2016‑13, Measurement of Credit Losses on Financial Instruments (“ASU 2016‑13”). The amendments in ASU 2016‑13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which provides subsequent amendments to the initial guidance in ASU 2016‑13. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, which provides entities that have certain instruments within the scope of ASC 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost, with an option to irrevocably elect the fair value option in ASC 825-10, Financial Instruments—Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13. ASU 2016‑13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Company is evaluating its alternatives with respect to the available accounting methods under ASU 2016‑13, including the fair value option. If the fair value option is not utilized, adoption of ASU 2016-13 will increase the allowance for credit losses with a resulting negative adjustment to retained earnings on the date of adoption.

2.	Loans and Finance Receivables, Credit Quality Information and Allowances and Liabilities for Estimated Losses on Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three and six months ended June 30, 2019 and 2018 was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Short-term loans	$36,722	$50,312	$83,047	$103,687
Line of credit accounts	110,670	79,658	215,153	157,967
Installment loans and RPAs	138,064	123,049	280,126	245,157
Total loans and finance receivables revenue	285,456	253,019	578,326	506,811
Other	244	282	557	788
Total revenue	$285,700	$253,301	$578,883	$507,599

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

The components of Company-owned loans and finance receivables at June 30, 2019 and 2018 and December 31, 2018 were as follows (dollars in thousands):

	As of June 30, 2019
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$30,639	$250,360	$679,383	$960,382
Delinquent receivables:
Delinquent payment amounts(1)	—	11,176	3,301	14,477
Receivables on non-accrual status	19,624	2,289	50,990	72,903
Total delinquent receivables	19,624	13,465	54,291	87,380
Total loans and finance receivables, gross	50,263	263,825	733,674	1,047,762
Less: Allowance for losses	(13,729)	(51,419)	(90,032)	(155,180)
Loans and finance receivables, net	$36,534	$212,406	$643,642	$892,582

	As of June 30, 2018
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$40,443	$172,755	$575,750	$788,948
Delinquent receivables:
Delinquent payment amounts(1)	—	6,917	2,108	9,025
Receivables on non-accrual status	26,812	1,462	45,668	73,942
Total delinquent receivables	26,812	8,379	47,776	82,967
Total loans and finance receivables, gross	67,255	181,134	623,526	871,915
Less: Allowance for losses	(18,861)	(31,050)	(71,873)	(121,784)
Loans and finance receivables, net	$48,394	$150,084	$551,653	$750,131

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2018
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$37,558	$213,896	$672,538	$923,992
Delinquent receivables:
Delinquent payment amounts(1)	—	10,783	2,696	13,479
Receivables on non-accrual status	30,167	2,884	52,732	85,783
Total delinquent receivables	30,167	13,667	55,428	99,262
Total loans and finance receivables, gross	67,725	227,563	727,966	1,023,254
Less: Allowance for losses	(21,420)	(51,008)	(90,880)	(163,308)
Loans and finance receivables, net	$46,305	$176,555	$637,086	$859,946

(1)

Represents the delinquent portion of installment loans and line of credit account balances for customers that have only missed one payment and RPA customers who have not delivered agreed upon receivables. See “Current and Delinquent Loans and Finance Receivables” above for additional information.

Changes in the allowance for losses for the Company-owned loans and finance receivables and the liability for losses on the Company’s guarantees of third-party lender-owned loans during the three and six months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	Three Months Ended June 30, 2019
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$15,418	$41,362	$84,621	$141,401
Cost of revenue	12,004	48,326	77,505	137,835
Charge-offs	(19,085)	(42,021)	(92,337)	(153,443)
Recoveries	5,494	3,752	20,513	29,759
Effect of foreign currency translation	(102)	—	(270)	(372)
Balance at end of period	$13,729	$51,419	$90,032	$155,180
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,106	$—	$158	$1,264
Increase in liability	195	—	267	462
Balance at end of period	$1,301	$—	$425	$1,726

	Three Months Ended June 30, 2018
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$19,136	$27,120	$68,027	$114,283
Cost of revenue	19,764	31,211	69,837	120,812
Charge-offs	(25,615)	(30,554)	(79,744)	(135,913)
Recoveries	5,989	3,273	14,866	24,128
Effect of foreign currency translation	(413)	—	(1,113)	(1,526)
Balance at end of period	$18,861	$31,050	$71,873	$121,784
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,261	$—	$149	$1,410
Increase in liability	622	—	60	682
Balance at end of period	$1,883	$—	$209	$2,092

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2019
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$21,420	$51,008	$90,880	$163,308
Cost of revenue	29,952	86,065	161,765	277,782
Charge-offs	(48,561)	(93,243)	(204,177)	(345,981)
Recoveries	10,869	7,589	41,589	60,047
Effect of foreign currency translation	49	—	(25)	24
Balance at end of period	$13,729	$51,419	$90,032	$155,180
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,964	$—	$202	$2,166
(Decrease) increase in liability	(663)	—	223	(440)
Balance at end of period	$1,301	$—	$425	$1,726

	Six Months Ended June 30, 2018
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$19,917	$31,148	$71,979	$123,044
Cost of revenue	40,931	56,594	132,688	230,213
Charge-offs	(54,100)	(63,361)	(160,950)	(278,411)
Recoveries	12,261	6,669	28,991	47,921
Effect of foreign currency translation	(148)	—	(835)	(983)
Balance at end of period	$18,861	$31,050	$71,873	$121,784
Liability for third-party lender-owned loans:
Balance at beginning of period	$2,105	$—	$153	$2,258
(Decrease) increase in liability	(222)	—	56	(166)
Balance at end of period	$1,883	$—	$209	$2,092

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of June 30, 2019 and 2018 and December 31, 2018, the amount of consumer loans guaranteed by the Company was $21.5 million, $28.7 million and $29.7 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $1.7 million, $2.1 million and $2.2 million, as of June 30, 2019 and 2018 and December 31, 2018, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

Bank Program Loans

In order to leverage its online lending platform, the Company launched a program with a bank in 2016 to provide technology, marketing services, and loan servicing for near-prime unsecured consumer installment loans. Under the program, the Company received marketing and servicing fees while the bank received an origination fee. The bank had the ability to sell the loans it originated to the Company. In May 2018, as a result of a change in the law in Ohio, our bank partner suspended lending and the Company suspended purchasing loans through this program. The Company plans to continue and grow this program in the future by adding new partners and expanding into additional states.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. All other operating leases are recorded on the consolidated balance sheet with right-of-use assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The right-of-use assets represent the lease liability, plus any lease payments made at or before the commencement date, less any lease incentives received. If a lease does not provide an implicit rate, the Company uses its incremental secured borrowing rate, adjusted for the maturity date, based on information available at the commencement date in determining the present value of lease payments. Lease agreements with lease and non-lease components are accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in general and administrative expense.

Lease expenses for the three and six months ended June 30, 2019 were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Operating lease cost	$1,543	$3,117
Operating lease impairment charge	—	370
Variable lease cost	103	161
Short-term lease cost	76	91
Total lease cost	$1,722	$3,739

Future minimum lease payments as of June 30, 2019 are as follows (in thousands):

Year	Amount
2019	$3,792
2020	7,388
2021	7,328
2022	7,018
2023	7,115
Thereafter	23,464
Total lease payments	$56,105
Less: interest	18,409
Present value of lease liabilities	$37,696

The weighted average remaining lease term and discount rate as of June 30, 2019 were as follows:

June 30,
2019

Weighted average remaining lease term (years)
Operating leases	7.6
Weighted average discount rate
Operating leases	10.79%

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Supplemental cash flow disclosures related to leases for the six months ended June 30, 2019 were as follows (in thousands):

Six Months Ended
June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,877
Right-of-use assets obtained in exchange for lease obligations
Operating leases	25

4.	Long-term debt

The Company’s long-term debt instruments and balances outstanding as of June 30, 2019 and 2018 and December 31, 2018 were as follows (dollars in thousands):

	June 30,		December 31,
	2019	2018	2018

Securitization notes	$173,675	$179,059	$227,288
Revolving line of credit	—	52,999	22,000
9.75% senior notes due 2021	—	293,178	—
8.50% senior notes due 2024	250,000	250,000	250,000
8.50% senior notes due 2025	375,000	—	375,000
Subtotal	798,675	775,236	874,288
Less: Long-term debt issuance costs	(13,171)	(12,405)	(16,359)
Total long-term debt	$785,504	$762,831	$857,929

Weighted average interest rates on long-term debt were 8.85% and 10.06% during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and 2018 and December 31, 2018, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreements.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company used a portion of the net proceeds of the 2025 Senior Notes offering to retire $295.0 million of the remaining outstanding 9.75% senior notes due 2021 (the “2021 Senior Notes) and pay the related accrued interest, premiums, fees and expenses associated therewith. The remaining amount was used for general corporate purposes.

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

The 2019‑1 Debtor has issued a delayed draw term note with an initial maximum principal balance of $30.0 million and a revolving note with an initial maximum principal balance of $20.0 million for an aggregate initial maximum principal balance of $50.0 million, which is required to be secured by eligible Securitization Receivables. The 2019‑1 Facility has an accordion feature that, with the consent of the 2019‑1 Lender, allows for the maximum principal balance of the delayed draw term note to increase to $50.0 million and the maximum principal balance of the revolving note to increase to $25.0 million, for an aggregate maximum principal balance of $75.0 million. The 2019‑1 Facility is non-recourse to the Company and matures three years after the 2019‑1 Closing Date. As of June 30, 2019, the total outstanding amount of the 2019‑1 Facility was $12.8 million.

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

2018‑A Notes

On October 31, 2018 (the “2018‑A Closing Date”), the Company issued $95,000,000 Class A Asset Backed Notes (the “Class A Notes”) and $30,400,000 Class B Asset Backed Notes (the “Class B Notes” and, collectively with the Class A Notes, the “2018‑A Notes”), through an indirect subsidiary. The Class A Notes bear interest at 4.20% and the Class B Notes bear interest at 7.37%. The 2018‑A Notes are backed by a pool of unsecured consumer installment loans (“Securitization Receivables”) and represent obligations of the issuer only. The 2018‑A Notes are not guaranteed by the Company. Under the 2018‑A Notes, Securitization Receivables are sold to a wholly-owned subsidiary of the Company and serviced by another subsidiary of the Company. As of June 30, 2019 and December 31, 2018, the total outstanding amount of the 2018‑A Notes was $63.1 million and $111.4 million, respectively.

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

The 2018‑2 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which is required to be secured by 1.25 times the drawn amount in eligible Securitization Receivables. The 2018‑2 Facility is non-recourse to the Company and matures on October 23, 2022. As of June 30, 2019 and December 31, 2018, the total outstanding amount of the 2018‑2 Facility was $50.0 million and $25.0 million, respectively.

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

The 2018‑1 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which is required to be secured by 1.25 times the drawn amount in eligible Securitization Receivables. The 2018‑1 Facility is non-recourse to the Company and matures on July 22, 2023. As of June 30, 2019 and December 31, 2018, the total outstanding amount of the 2018‑1 Facility was $46.0 million and $36.0 million, respectively.

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

As of June 30, 2018 and December 31, 2018, the carrying amount of the 2016-1 Facility was $161.8 million and $54.9 million, respectively.

2016‑2 Facility

On December 1, 2016, the Company and certain of its subsidiaries entered into a receivables securitization (the “2016‑2 Facility”) with Redpoint Capital Asset Funding, LLC, as lender. The 2016‑2 Facility securitized Securitization Receivables that were originated or acquired under the Company’s NetCredit brand by several of the Company’s subsidiaries and that met specified eligibility criteria,

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

including that the annual percentage rate for each securitized consumer loan was greater than or equal to 90%. Under the 2016‑2 Facility, Securitization Receivables are sold to a wholly-owned subsidiary of the Company and serviced by another subsidiary of the Company. In October 2018, the 2016‑2 Facility was repaid in full and there is no remaining amount available to be borrowed. As of June 30, 2018, the carrying amount of the 2016‑2 Facility was $15.1 million.

Revolving Credit Facility

On June 30, 2017, the Company and certain of its operating subsidiaries entered into a secured revolving credit agreement with a syndicate of banks including TBK Bank, SSB (“TBK”), as administrative agent and collateral agent, Jefferies Finance LLC and TBK as Joint Lead Arrangers and joint lead bookrunners, and Veritex Community Bank (as successor in interest to Green Bank, N.A.), as lender (as amended the “Credit Agreement”). On April 13, 2018 and October 5, 2018, the Credit Agreement was amended to include Pacific Western Bank and Axos Bank, respectively, as lenders in the syndicate of lenders. Additionally, on July 1, 2019 the Credit Agreement was amended to, amongst other changes, extend the maturity date to June 30, 2022 from May 1, 2020 and increase the advance rate to 65% from 53%.

The Credit Agreement is secured by domestic receivables. The borrowing limit in the Credit Agreement, as amended, is $125 million and its maturity date is June 30, 2022.  There were no outstanding borrowings under the Credit Agreement as of June 30, 2019. The Company had outstanding borrowings under the Credit Agreement of $53.0 million and $22.0 million as of June 30, 2018 and December 31, 2018, respectively.

The Credit Agreement provides for a revolving credit line with interest on borrowings under the facility at prime rate plus 1.00%. In addition, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the line, and ranges from 0.30% per annum to 0.50% per annum depending on usage. A portion of the revolving credit facility, up to a maximum of $20 million, is available for the issuance of letters of credit. The Company had outstanding letters of credit under the Credit Agreement of $1.2 million, $7.6 million and $1.6 million as of June 30, 2019 and 2018 and December 31, 2018, respectively. The Credit Agreement provides for certain prepayment penalties if it is terminated on or before its first and second anniversary date, subject to certain exceptions.

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

During the year ended December 31, 2018 the Company repurchased the remaining $345.0 million of principal amount of the 2021 Senior Notes, which included $50.0 million principal amount of the 2021 Senior Notes for aggregate cash consideration of $53.7 million plus accrued interest during the six months ended June 30, 2018. During the six months ended June 30, 2018 the Company recorded a loss on extinguishment of debt of approximately $4.7 million ($3.7 million net of tax), which is included in “Loss on early extinguishment of debt” in the consolidated statements of income.

5.	Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2019, increased to 22.2% from 21.5% for the six months ended June 30, 2018. The increase was primarily attributable to additional interest expense accrued on unrecognized tax benefits.

As of June 30, 2019, the balance of unrecognized tax benefits was $45.2 million ($44.5 million net of the federal benefit of state matters), which is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, $14.6 million of which, if recognized, would favorably affect the effective tax rate in the period of recognition. The Company had $0.9 million of unrecognized tax benefits as of June 30, 2018. The Company believes it is reasonably possible that, within the next twelve months, unrecognized

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

domestic tax benefits could change by a significant amount. The principal uncertainties are related to the timing of recognition of income and losses related to the Company’s loan portfolio. Subsequent to quarter end, the Company was notified of an IRS examination in connection with its 2017 tax return and related carryback claim. During the first quarter of 2019, the Company received an expected refund from the Internal Revenue Service of $45.7 million. Depending upon the outcome of the review and any related agreements or settlements with the relevant taxing authorities, the amount of the uncertainty, including amounts that would be recognized as a component of the effective tax rate, could change significantly. While the total amount of uncertainty to be resolved is not clear, it is reasonably possible that the uncertainties pertaining to this matter will be resolved in the next twelve months. The Company believes that it has adequately accounted for any material tax uncertainties in its existing reserves for all open tax years.

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

The following tables set forth the components of accumulated other comprehensive loss, net of tax for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Foreign
	currency
	translation
	gain (loss)	Total
Balance at March 31, 2018	$(4,322)	$(4,322)
Other comprehensive income, before reclassifications and tax	(8,494)	(8,494)
Tax impact	1,911	1,911
Balance at June 30, 2018	$(10,905)	$(10,905)

Balance at March 31, 2019	$(12,251)	$(12,251)
Other comprehensive loss, before reclassifications and tax	(2,990)	(2,990)
Tax impact	467	467
Balance at June 30, 2019	$(14,774)	$(14,774)

	Foreign
	currency
	translation
	gain (loss)	Total
Balance at December 31, 2017	$(7,086)	$(7,086)
Other comprehensive income, before reclassifications and tax	(4,850)	(4,850)
Tax impact	1,091	1,091
Australia and Canada liquidation (1)	2,343	2,343
Tax impact	(781)	(781)
Reclassification of certain deferred tax effects (2)	(1,622)	(1,622)
Balance at June 30, 2018	$(10,905)	$(10,905)

Balance at December 31, 2018	$(13,805)	$(13,805)
Other comprehensive loss, before reclassifications and tax	(936)	(936)
Tax impact	(33)	(33)
Balance at June 30, 2019	$(14,774)	$(14,774)

(1)

Amount reclassified from accumulated other comprehensive loss represents the realization of foreign currency translation losses on the Company’s Australia and Canada businesses for the six months ended June 30, 2018. These amounts were

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income	$25,063	$18,225	$60,080	$46,123
Denominator:
Total weighted average basic shares	33,826	33,984	33,660	33,821
Shares applicable to stock-based compensation	643	1,387	791	1,145
Total weighted average diluted shares	34,469	35,371	34,451	34,966
Earnings per share:
Net income per share – basic	$0.74	$0.54	$1.78	$1.36
Net income per share – diluted	$0.73	$0.52	$1.74	$1.32

For the three months ended June 30, 2019 and 2018, 884,640 and no shares of common stock underlying stock options, respectively, and 28,072 and 2,479 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. For the six months ended June 30, 2019 and 2018, 802,535 and 595,872 shares of common stock underlying stock options, respectively, and 17,130 and 149,268 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present information on the Company’s domestic, international operations and corporate services as of and for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue
Domestic	$254,205	$213,638	$512,193	$426,604
International	31,495	39,663	66,690	80,995
Total revenue	$285,700	$253,301	$578,883	$507,599

Income (loss) from operations
Domestic	$87,975	$72,183	$193,081	$159,942
International	(7,403)	1,070	(14,558)	2,788
Corporate services	(30,302)	(30,159)	(61,134)	(57,924)
Total income from operations	$50,270	$43,094	$117,389	$104,806

Depreciation and amortization
Domestic	$1,946	$1,897	$4,154	$3,755
International	410	371	808	743
Corporate services	1,586	1,569	3,164	3,177
Total depreciation and amortization	$3,942	$3,837	$8,126	$7,675

Expenditures for property and equipment
Domestic	$2,876	$2,214	$5,261	$4,204
International	1,401	886	2,313	1,954
Corporate services	1,746	616	3,333	907
Total expenditures for property and equipment	$6,023	$3,716	$10,907	$7,065

	June 30,
	2019	2018
Property and equipment, net
Domestic	$25,662	$17,783
International	6,415	8,357
Corporate services	20,801	21,612
Total property and equipment, net	$52,878	$47,752

Assets
Domestic	$1,166,927	$996,105
International	126,754	127,613
Corporate services	89,786	59,486
Total assets	$1,383,467	$1,183,204

Geographic Information

The following table presents the Company’s revenue by geographic region for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue
United States	$254,205	$213,638	$512,193	$426,604
United Kingdom	26,256	34,010	55,001	68,999
Other international countries	5,239	5,653	11,689	11,996
Total revenue	$285,700	$253,301	$578,883	$507,599

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $52.9 million and $47.8 million at June 30, 2019 and 2018, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

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

The Company has periodically used forward currency exchange contracts to minimize the effects of foreign currency risk in the United Kingdom and Brazil. The forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction loss” in the Company’s consolidated statements of income. As of June 30, 2019, the Company did not manage its exposure to risk from foreign currency exchange rate fluctuations through the use of forward currency exchange contracts in the United Kingdom or Brazil.

The Company had no outstanding derivative instruments as of June 30, 2019 and 2018 and December 31, 2018.

The following table presents information on the effect of derivative instruments on the consolidated results of operations and accumulated other comprehensive income (“AOCI”) for the six months ended June 30, 2019 and 2018 (dollars in thousands):

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

The Company has an agreement for direct mail production and fulfillment services with a marketing services company where David Fisher, the Company’s Chief Executive Officer and Chairman of the Board, also serves as a member of the marketing services company’s board of directors. During the six months ended June 30, 2019 and 2018, the Company incurred $5.9 million and $5.1 million, respectively, in expenses related to these services. As of June 30, 2019 and 2018 and December 31, 2018, the Company owed the agency $2.8 million, $1.1 million and $2.5 million, respectively, related to services provided.

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

During the three and six months ended June 30, 2019 and 2018, there were no transfers of assets or liabilities in or out of Level 1, Level 2 or Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2019 and 2018 and December 31, 2018 are as follows (dollars in thousands):

	June 30,	Fair Value Measurements Using
	2019	Level 1	Level 2	Level 3
Financial assets:
Non-qualified savings plan assets(1)	$2,804	$2,804	$—	$—
Total	$2,804	$2,804	$—	$—

	June 30,	Fair Value Measurements Using
	2018	Level 1	Level 2	Level 3
Financial assets:
Non-qualified savings plan assets(1)	$2,093	$2,093	$—	$—
Total	$2,093	$2,093	$—	$—

	December 31,	Fair Value Measurements Using
	2018	Level 1	Level 2	Level 3
Financial assets:
Non-qualified savings plan assets(1)	2,052	2,052	—	—
Total	$2,052	$2,052	$—	$—

(1)

The non-qualified savings plan assets are included in “Other receivables and prepaid expenses” in the Company’s consolidated balance sheets and have an offsetting liability of equal amount, which is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At June 30, 2019 and 2018 and December 31, 2018, there were no assets or liabilities recorded at fair value on a non-recurring basis.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of June 30, 2019 and 2018 and December 31, 2018 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	June 30,	Fair Value Measurements Using
	2019	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$65,503	$65,503	$—	$—
Short-term loans and line of credit accounts, net (1)	248,940	—	—	248,940
Installment loans and RPAs, net (1)(3)	643,642	—	—	679,586
Restricted cash (4)	22,962	22,962	—	—
Investment in unconsolidated investee (2)	6,703	—	—	6,703
Total	$987,750	$88,465	$—	$935,229
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,726	$—	$—	$1,726
Securitization notes	173,675	—	174,293	—
8.50% senior notes due 2024	250,000	—	239,308	—
8.50% senior notes due 2025	375,000	—	354,814	—
Total	$800,401	$—	$768,415	$1,726

	Balance at
	June 30,	Fair Value Measurements Using
	2018	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$47,414	$47,414	$—	$—
Short-term loans and line of credit accounts, net (1)	198,478	—	—	198,478
Installment loans and RPAs, net (1)(3)	551,653	—	—	578,489
Restricted cash (4)	28,863	28,863	—	—
Investment in unconsolidated investee (2)	6,703	—	—	6,703
Total	$833,111	$76,277	$—	$783,670
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$2,092	$—	$—	$2,092
Revolving line of credit	52,999	—	—	52,999
Securitization notes	179,059	—	181,853	—
9.75% senior notes due 2021	293,178	—	310,488	—
8.50% senior notes due 2024	250,000	—	259,178	—
Total	$777,328	$—	$751,519	$55,091

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Balance at
	December 31,	Fair Value Measurements Using
	2018	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$52,917	$52,917	$—	$—
Short-term loans and line of credit accounts, net (1)	222,860	—	—	222,860
Installment loans and RPAs, net (1)(3)	637,086	—	—	670,888
Restricted cash (4)	24,342	24,342	—	—
Investment in unconsolidated investee (2)	6,703	—	—	6,703
Total	$943,908	$77,259	$—	$900,451
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$2,166	$—	$—	$2,166
Revolving line of credit	22,000	—	—	22,000
Securitization notes	227,288	—	225,474	—
8.50% senior notes due 2024	250,000	—	212,500	—
8.50% senior notes due 2025	375,000	—	306,563	—
Total	$876,454	$—	$744,537	$24,166

(1)	Short-term loans, line of credit accounts, installment loans and RPAs are included in “Loans and finance receivables, net” in the consolidated balance sheets.
(2)	Investment in unconsolidated investee is included in “Other assets” in the consolidated balance sheets.
(3)	Installment loan and RPAs, net include $306.3 million, $237.0 million and $319.0 million in net assets of consolidated VIEs as of June 30, 2019 and 2018 and December 31, 2018, respectively.
(4)	Restricted cash includes $20.8 million, $21.7 million and $22.2 million in assets of consolidated VIEs as of June 30, 2019 and 2018 and December 31, 2018, respectively.

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

Amendment to the Revolving Credit Facility

On July 1, 2019, the Company and certain of its operating subsidiaries entered into an amendment of the Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement is secured by domestic receivables and amends the Credit Agreement.

The Amended Credit Agreement, amongst other changes, extends the maturity date to June 30, 2022 from May 1, 2020 and increases the advance rate to 65% from 53%. The interest rate on borrowings of prime rate plus 1.00% and the facility size of $125 million, however, remain the same as the Credit Agreement.

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

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services. In 2018, we extended approximately $2.5 billion in credit or financing to borrowers. As of June 30, 2019, we offered or arranged loans or draws on lines of credit to consumers in 32 states in the United States and in the United Kingdom and Brazil. We also offered financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through June 30, 2019, we have completed over 49.4 million customer transactions and collected more than 32 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include short-term loans, line of credit accounts, installment loans and receivables purchase agreements (“RPAs”).

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

Our flexible and scalable technology platform allows us to process and complete customers’ transactions quickly and efficiently. In 2018, we processed approximately 4.3 million transactions, and we continue to grow our loans and finance receivable portfolios and increase the number of customers we serve through desktop, tablet and mobile platforms. Our highly customizable technology platform allows us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In 2012, we launched a new product in the United States designed to serve near-prime customers. In April 2014, we launched On Stride Financial, an installment loan product, in the United Kingdom. In June 2014, we launched our business in Brazil, where we arrange financing for borrowers through a third-party lender. In addition, in July 2014, we introduced a new line of credit product in the United States to serve the needs of small businesses. In June 2015, we further expanded our product offering by acquiring certain assets of a company that provides financing to small businesses by offering RPAs. In May 2017, we expanded products available to small businesses by offering installment loans. These new products are intended to allow us to further diversify our product offerings, customer base and geographic scope. In the six-month period ended June 30, 2019, we derived 88.5% of our total revenue from the United States and 11.5% of our total revenue internationally, with 82.5% of international revenue (representing 9.5% of our total revenue) generated in the United Kingdom.

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

•

Short-term consumer loans. Short-term consumer loans are unsecured loans written by us or by a third-party lender through our credit services organization and credit access business programs, which we refer to as our CSO programs, that we arrange and guarantee. As of June 30, 2019, we offered or arranged short-term consumer loans in 16 states in the United States and in the United Kingdom. Short-term consumer loans generally have terms of seven to 90 days, with proceeds promptly deposited in the customer’s bank account in exchange for a pre-authorized debit from their account. Due to the credit risk and high transaction costs of serving our customer segment, the interest and/or fees we charge are generally considered to be higher than the interest or fees charged to consumers with superior credit histories by banks and similar lenders who are typically unwilling to make unsecured loans to alternative credit consumers. Our short-term consumer loans contributed approximately 14.3% of our total revenue for the six months ended June 30, 2019 and 20.4% for the six months ended June 30, 2018.

•

Line of credit accounts. As of June 30, 2019, we offered new consumer line of credit accounts in nine states (and continue to service existing line of credit accounts in one additional state) in the United States and business line of credit accounts in 36 states in the United States, which allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with the terms of their line of credit account. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit. Our line of credit accounts contributed approximately 37.2% of our total revenue for the six months ended June 30, 2019 and 31.1% for the six months ended June 30, 2018.

•

Installment loans. Installment loans are longer-term loans that require the outstanding principal balance to be paid down in multiple installments. We offer, or arrange through our CSO programs, multi-payment unsecured consumer installment loan products in 17 states in the United States and small business installment loans in 18 states. We also offer multi-payment unsecured consumer installment loan products in the United Kingdom and Brazil. Terms for our installment loan products range between two and 60 months. These loans generally have higher principal amounts than short-term loans. Loans may be repaid early at any time with no additional prepayment charges. Installment loans that we originated and purchased contributed approximately 46.9% of our total revenue for the six months ended June 30, 2019 and 47.1% for the six months ended June 30, 2018.

We have been investing and will continue to invest in the growth of our near-prime installment lending portfolio.

•

Receivables purchase agreements. Under RPAs, small businesses receive funds in exchange for a portion of the business’s future receivables at an agreed upon discount. In contrast, lending is a commitment to repay principal and interest. A small business customer who enters into a RPA commits to delivering a percentage of its receivables through ACH or wire debits or by splitting credit card receipts until all purchased receivables are delivered. We offer RPAs in all 50 states and in Washington D.C. in the United States. Revenue earned from RPAs contributed 1.5% of our total revenue for the six months ended June 30, 2019 and 1.2% for the six months ended June 30, 2018.

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

As of June 30, 2019 and 2018, the outstanding amount of active short-term consumer loans originated by third-party lenders under the CSO programs was $13.3 million and $24.8 million, respectively, which were guaranteed by us.

As of June 30, 2019 and 2018, the outstanding amount of active installment loans originated by third-party lenders under the CSO programs was $8.2 million and $3.9 million, respectively, which were guaranteed by us.

•

Bank program. In March 2016, we launched a program with a state-chartered bank where we provided technology, loan servicing and marketing services to the bank. Our bank partner offered unsecured consumer installment loans with an annual percentage rate (“APR”) at or below 36%. We also had the ability to purchase loans originated through this program. In May 2018, as a result of a change in the law in Ohio, our bank partner suspended lending and we suspended purchasing loans through this program. We plan to continue and grow this program in the future by adding new partners and expanding into additional states. Revenue generated from this program for the six months ended June 30, 2019 and 2018 was 1.0% and 2.0% of our total revenue, respectively.

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

OUR MARKETS

We currently provide our services in the following countries:

•

United States. We began our online business in the United States in May 2004. As of June 30, 2019, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, Headway Capital at www.headwaycapital.com and The Business Backer at www.businessbacker.com.

•

United Kingdom. We provide services in the United Kingdom under the names QuickQuid at www.quickquid.co.uk and On Stride Financial at www.onstride.co.uk. We began our QuickQuid short-term consumer loan business in July 2007, our Pounds to Pocket installment loan business in September 2010, and our On Stride installment loan business in April 2014. In February 2019, we ceased writing new business under the Pounds to Pocket business, at which point all new installment business will be written under the On Stride brand. We are evaluating potential courses of action with our regulator, including, but not limited to, a scheme of arrangement, to reduce exposure to complaints about historical lending. We are not pursuing any specific alternative at this time and are continuing to evaluate our options.

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

RESULTS OF OPERATIONS

HIGHLIGHTS

Our financial results for the three-month period ended June 30, 2019, or the current quarter, are summarized below.

•

Consolidated total revenue increased $32.4 million, or 12.8%, to $285.7 million in the current quarter compared to $253.3 million for the three months ended June 30, 2018, or the prior year quarter. Domestic revenue increased $40.6 million, or 19.0%, to $254.2 million in the current quarter from $213.6 million for the prior year quarter and international revenue decreased $8.2 million, or 20.6%, to $31.5 million from $39.7 million.

•	Consolidated gross profit increased $15.6 million, or 11.8%, to $147.4 million in the current quarter compared to $131.8 million in the prior year quarter.
•	Consolidated income from operations increased $7.2 million, or 16.7%, to $50.3 million in the current quarter, compared to $43.1 million in the prior year quarter.
•

Consolidated net income was $25.1 million in the current quarter compared to $18.2 million in the prior year quarter. Consolidated diluted income per share was $0.73 in the current quarter compared to $0.52 in the prior year quarter.

OVERVIEW

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Loans and finance receivables revenue	$285,456	$253,019	$578,326	$506,811
Other	244	282	557	788
Total Revenue	285,700	253,301	578,883	507,599
Cost of Revenue	138,297	121,494	277,342	230,047
Gross Profit	147,403	131,807	301,541	277,552
Expenses
Marketing	31,904	29,386	55,566	57,122
Operations and technology	32,411	27,195	62,011	52,733
General and administrative	28,876	28,295	58,449	55,216
Depreciation and amortization	3,942	3,837	8,126	7,675
Total Expenses	97,133	88,713	184,152	172,746
Income from Operations	50,270	43,094	117,389	104,806
Interest expense, net	(18,115)	(19,355)	(37,615)	(39,028)
Foreign currency transaction loss	(38)	(204)	(181)	(2,292)
Loss on early extinguishment of debt	—	—	(2,321)	(4,710)
Income before Income Taxes	32,117	23,535	77,272	58,776
Provision for income taxes	7,054	5,310	17,192	12,653
Net Income	$25,063	$18,225	$60,080	$46,123
Diluted net income per share	$0.73	$0.52	$1.74	$1.32

Revenue
Loans and finance receivables revenue	99.9%	99.9%	99.9%	99.8%
Other	0.1	0.1	0.1	0.2
Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue	48.4	48.0	47.9	45.3
Gross Profit	51.6	52.0	52.1	54.7
Expenses
Marketing	11.2	11.6	9.6	11.3
Operations and technology	11.3	10.7	10.7	10.4
General and administrative	10.1	11.2	10.1	10.9
Depreciation and amortization	1.4	1.5	1.4	1.5
Total Expenses	34.0	35.0	31.8	34.1
Income from Operations	17.6	17.0	20.3	20.6
Interest expense, net	(6.4)	(7.6)	(6.5)	(7.7)
Foreign currency transaction loss	—	(0.1)	—	(0.4)
Loss on early extinguishment of debt	—	—	(0.5)	(0.9)
Income before Income Taxes	11.2	9.3	13.3	11.6
Provision for income taxes	2.4	2.1	2.9	2.5
Net Income	8.8%	7.2%	10.4%	9.1%

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Income	$25,063	$18,225	$60,080	$46,123
Adjustments:
Lease termination and cease-use costs	—	—	726	—
Loss on early extinguishment of debt	—	—	2,321	4,710
Intangible asset amortization	267	268	535	535
Stock-based compensation expense	3,323	2,834	6,397	5,267
Foreign currency transaction loss	38	204	181	2,292
Cumulative tax effect of adjustments	(843)	(777)	(2,362)	(2,756)
Discrete tax adjustments	—	—	(141)	—
Adjusted earnings	$27,848	$20,754	$67,737	$56,171

Diluted earnings per share	$0.73	$0.52	$1.74	$1.32
Adjustments:
Lease termination and cease-use costs	—	—	0.02	—
Loss on early extinguishment of debt	—	—	0.07	0.13
Intangible asset amortization	0.01	0.01	0.02	0.02
Stock-based compensation expense	0.10	0.08	0.19	0.15
Foreign currency transaction loss	—	—	—	0.07
Cumulative tax effect of adjustments	(0.03)	(0.02)	(0.07)	(0.08)
Discrete tax adjustments	—	—	—	—
Adjusted earnings per share	$0.81	$0.59	$1.97	$1.61

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Income	$25,063	$18,225	$60,080	$46,123
Depreciation and amortization expenses	3,942	3,837	8,126	7,675
Interest expense, net	18,115	19,355	37,615	39,028
Foreign currency transaction loss	38	204	181	2,292
Provision for income taxes	7,054	5,310	17,192	12,653
Stock-based compensation expense	3,323	2,834	6,397	5,267
Adjustment:
Lease termination and cease-use costs	—	—	370	—
Loss on early extinguishment of debt	—	—	2,321	4,710
Adjusted EBITDA	$57,535	$49,765	$132,282	$117,748

Adjusted EBITDA margin calculated as follows:
Total Revenue	$285,700	$253,301	$578,883	$507,599
Adjusted EBITDA	57,535	49,765	132,282	117,748
Adjusted EBITDA as a percentage of total revenue	20.1%	19.6%	22.9%	23.2%

Constant Currency Basis

In addition to reporting financial results in accordance with GAAP, we have provided certain other non-GAAP financial information on a constant currency basis. We operate in the United Kingdom and Brazil. During the current quarter 11.0% of our revenue originated in currencies other than the U.S. Dollar, principally the British Pound Sterling. As a result, changes in our reported revenue and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide constant currency assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. All conversion rates below are based on the U.S. Dollar equivalent to one of the applicable foreign currencies:

	Three Months Ended
	June 30,
	2019	2018	% Change
British Pound	1.2848	1.3604	(5.6)%
Brazilian Real	0.2553	0.2776	(8.0)%

	Six Months Ended
	June 30,
	2019	2018	% Change
British Pound	1.2938	1.3761	(6.0)%
Brazilian real	0.2603	0.2930	(11.2)%

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

THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THREE MONTHS ENDED JUNE 30, 2018

Revenue and Gross Profit

Revenue increased $32.4 million, or 12.8%, to $285.7 million for the current quarter as compared to $253.3 million for the prior year quarter. On a constant currency basis, revenue increased by $34.4 million, or 13.6%, for the current quarter compared to the prior year quarter. Our domestic operations contributed an increase of $40.6 million, primarily resulting from a 38.9% increase in line of credit account revenue and a 13.0% increase in installment loan and RPA revenue in the current quarter compared to the prior year quarter driven by strong customer demand for these products. Our international operations decreased $8.2 million (a decrease of $6.2 million on a constant currency basis), primarily resulting from a 51.2% decrease in short-term loan revenue, partially offset by an 8.2% increase in installment loan and RPA revenue as we shift our focus to installment loan offerings that better meet the needs of our customers in the United Kingdom.

Our gross profit increased by $15.6 million to $147.4 million for the current quarter from $131.8 million for the prior year quarter. On a constant currency basis, gross profit increased by $16.6 million for the current quarter compared to the prior year quarter. Our consolidated gross profit as a percentage of revenue, or our gross profit margin, decreased to 51.6% for the current quarter, from 52.0% for the prior year quarter.

The following tables set forth the components of revenue and gross profit, separated by product and between domestic and international for the current quarter and the prior year quarter (in thousands):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Revenue by product:
Short-term loans	$36,722	$50,312	$(13,590)	(27.0)%
Line of credit accounts	110,670	79,658	31,012	38.9
Installment loans and RPAs	138,064	123,049	15,015	12.2
Total loans and finance receivables revenue	285,456	253,019	32,437	12.8
Other	244	282	(38)	(13.5)
Total revenue	$285,700	$253,301	$32,399	12.8%

Revenue by product (% to total):
Short-term loans	12.9%	19.9%
Line of credit accounts	38.7	31.4
Installment loans and RPAs	48.3	48.6
Total loans and finance receivables revenue	99.9	99.9
Other	0.1	0.1
Total revenue	100.0%	100.0%

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Domestic:
Revenue	$254,205	$213,638	$40,567	19.0%
Cost of revenue	121,369	102,206	19,163	18.7
Gross profit	$132,836	$111,432	$21,404	19.2
Gross profit margin	52.3%	52.2%	0.1%	0.2%
International:
Revenue	$31,495	$39,663	$(8,168)	(20.6)%
Cost of revenue	16,928	19,288	(2,360)	(12.2)
Gross profit	$14,567	$20,375	$(5,808)	(28.5)
Gross profit margin	46.3%	51.4%	(5.1)%	(9.9)%
Total:
Revenue	$285,700	$253,301	$32,399	12.8%
Cost of revenue	138,297	121,494	16,803	13.8
Gross profit	$147,403	$131,807	$15,596	11.8
Gross profit margin	51.6%	52.0%	(0.4)%	(0.8)%

Loan and Finance Receivable Balances

Our loan and finance receivable balance in our consolidated financial statements for June 30, 2019 and 2018 was $1,047.8 million and $871.9 million, respectively, before the allowance for losses of $155.2 million and $121.8 million, respectively. The combined loan and finance receivable balance includes $21.5 million and $28.7 million as of June 30, 2019 and 2018, respectively, of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements for June 30, 2019 and 2018, respectively, before the liability for estimated losses of $1.7 million and $2.1 million provided in “Accounts payable and accrued expenses” in our consolidated financial statements for June 30, 2019 and 2018, respectively.

The ending portfolio balance of company owned loans and finance receivables, net of allowance for losses, increased $142.5 million, or 19.0%, to $892.6 million as of June 30, 2019 from $750.1 million as of June 30, 2018, and the outstanding combined portfolio balance of loans and finance receivables, net of allowance and liability for estimated losses, increased $135.6 million, or 17.5%, to $912.3 million as of June 30, 2019 from $776.7 million as of June 30, 2018, due primarily to increased demand for our installment products and, to a lesser extent, our line of credit products. The outstanding loan balance for our domestic near-prime installment product increased 20.9% in the current quarter compared to the prior year quarter resulting in a domestic near-prime installment portfolio balance that comprises 46.3% of our total loan and finance receivable portfolio balance while short-term loans comprised approximately 5.9% of our total loan and finance receivable portfolio balance in the current quarter, compared to 10.2% in the prior year quarter. We expect the loan balances for our domestic near-prime installment loan product will continue to comprise a larger percentage of the total loan and finance receivable portfolio, due to customer demand for these products and their longer loan term. Our portfolio of loans and finance receivables serving the needs of small businesses increased to 12.1% in the current quarter from 8.5% in the prior year quarter due to a 69.0% increase in the small business loan and finance receivables balance resulting from improvements in underwriting. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

The following tables summarize loan and finance receivable balances outstanding as of June 30, 2019 and 2018 (in thousands):

	As of June 30,
	2019			2018
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables balances:
Short-term loans	$50,263	$13,304	$63,567	$67,255	$24,764	$92,019
Line of credit accounts	263,825	—	263,825	181,134	—	181,134
Installment loans and RPAs	733,674	8,159	741,833	623,526	3,917	627,443
Total ending loans and finance receivables, gross	1,047,762	21,463	1,069,225	871,915	28,681	900,596
Less: Allowance and liabilities for losses(a)	(155,180)	(1,726)	(156,906)	(121,784)	(2,092)	(123,876)
Total ending loans and finance receivables, net	$892,582	$19,737	$912,319	$750,131	$26,589	$776,720
Allowance and liability for losses as a % of loans and finance receivables, gross	14.8%	8.0%	14.7%	14.0%	7.3%	13.8%

	As of June 30,
	2019			2018
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables:
Total domestic, gross	$951,289	$21,463	$972,752	$763,742	$28,681	$792,423
Total international, gross	96,473	—	96,473	108,173	—	108,173
Total ending loans and finance receivables, gross	$1,047,762	$21,463	$1,069,225	$871,915	$28,681	$900,596

(a)

GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.

(b)	Except for allowance and liability for estimated losses, amounts shown represent non-GAAP measures.

Average Amount Outstanding per Loan

The average amount outstanding per loan is calculated as the total combined loans, gross balance at the end of the period divided by the total number of combined loans outstanding at the end of the period. The following table shows the average amount outstanding per loan by product at June 30, 2019 and 2018:

	As of June 30,
	2019	2018
Average amount outstanding per loan (in ones)(a)
Short-term loans(b)	$420	$473
Line of credit accounts	1,729	1,397
Installment loans(b)(c)	2,123	2,055
Total loans(b)(c)	$1,614	$1,413

(a)	The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Excludes RPAs.

The average amount outstanding per loan increased to $1,614 from $1,413 during the current quarter compared to the prior year quarter, due primarily to a greater mix of installment loans and line of credit accounts, which have higher average amounts outstanding relative to short-term loans, in the current quarter compared to the prior year quarter.

Average Loan Origination

The average loan origination amount is calculated as the total amount of combined loans originated and renewed for the period divided by the total number of combined loans originated and renewed for the period. The following table shows the average loan origination amount by product for the current quarter compared to the prior year quarter:

	Three Months Ended
	June 30,
	2019	2018
Average loan origination amount (in ones) (a)
Short-term loans (b)	$414	$464
Line of credit accounts (c)	402	339
Installment loans (b)(d)	1,861	1,710
Total loans (b)(d)	$592	$579

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount increased to $592 from $579 during the current quarter compared to the prior year quarter, due primarily to a greater mix of installment loans, which have higher principal amounts than other products, and line of credit account draws, which have increased as larger small business draws make up a larger portion of the line of credit account portfolio.

Loans and Finance Receivables Loss Experience

The allowance and liability for estimated losses as a percentage of combined loans and RPAs increased to 14.7% as of June 30, 2019 from 13.8% as of June 30, 2018.

The cost of revenue in the current quarter was $138.3 million, which was composed of $137.8 million related to Company-owned loans and finance receivables and a $0.5 million increase in the liability for estimated losses related to loans we guaranteed through the CSO programs. The cost of revenue in the prior year quarter was $121.5 million, which was composed of $120.8 million related to Company-owned loans and finance receivables and a $0.7 million increase in the liability for estimated losses related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $123.7 million and $111.8 million in the current quarter and the prior year quarter, respectively.

The following tables show loan and finance receivable balances and fees receivable and the relationship of the allowance and liability for losses to the combined balances of loans and finance receivables for each of the last five quarters (in thousands):

	2018			2019
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Loans and finance receivables:
Gross - Company owned	$871,915	$990,368	$1,023,254	$957,257	$1,047,762
Gross - Guaranteed by the Company(a)	28,681	30,106	29,704	22,296	21,463
Combined loans and finance receivables, gross(b)	900,596	1,020,474	1,052,958	979,553	1,069,225
Allowance and liability for losses on loans and finance receivables	123,876	153,829	165,474	142,665	156,906
Combined loans and finance receivables, net(b)	$776,720	$866,645	$887,484	$836,888	$912,319
Allowance and liability for losses as a % of loans and finance receivables, gross(b)	13.8%	15.1%	15.7%	14.6%	14.7%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(b)	Non-GAAP measure.

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

Our gross profit margin for short-term loans is typically highest in the first quarter of each year, corresponding to the seasonal decline in consumer loan balances outstanding. The cost of revenue as a percentage of the average combined loan balance for short-term loans outstanding is typically lower in the first quarter and generally peaks in the second half of the year with higher loan demand. Both the gross profit margin and the cost of revenue as a percentage of the average combined loan balance improved in the current quarter, compared to the prior year quarter.

The following table includes information related only to short-term loans and shows our loss experience trends for short-term loans for each of the last five quarters (in thousands):

	2018			2019
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Short-term loans:
Cost of revenue	$20,386	$26,174	$25,386	$17,090	$12,199
Charge-offs (net of recoveries)	19,626	21,835	26,822	24,101	13,591
Average short-term combined loan balance, gross:
Company owned(a)	66,171	73,476	72,952	59,848	49,689
Guaranteed by the Company(a)(b)	23,638	25,913	25,286	22,628	15,484
Average short-term combined loan balance, gross(a)(c)	$89,809	$99,389	$98,238	$82,476	$65,173
Ending short-term combined loan balance, gross:
Company owned	$67,255	$78,508	$67,725	$49,148	$50,263
Guaranteed by the Company(b)	24,764	25,533	25,388	18,339	13,304
Ending short-term combined loan balance, gross(c)	$92,019	$104,041	$93,113	$67,487	$63,567
Ending allowance and liability for losses	$20,744	$24,981	$23,384	$16,524	$15,030

Short-term loan ratios:
Cost of revenue as a % of average short-term combined loan balance, gross(a)(c)	22.7%	26.3%	25.8%	20.7%	18.7%
Charge-offs (net of recoveries) as a % of average short-term combined loan balance, gross(a)(c)	21.9%	22.0%	27.3%	29.2%	20.9%
Gross profit margin	59.5%	54.8%	56.0%	63.1%	66.8%
Allowance and liability for losses as a % of combined loan balance, gross(c)(d)	22.5%	24.0%	25.1%	24.5%	23.6%

(a)	The average short-term combined loan balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan balance, gross, is determined using period-end balances.

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

The following table includes information related only to line of credit accounts and shows our loss experience trends for line of credit accounts for each of the last five quarters (in thousands):

	2018			2019
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$31,211	$46,749	$59,632	$37,739	$48,326
Charge-offs (net of recoveries)	27,281	36,321	50,102	47,385	38,269
Average loan balance(a)	168,881	200,710	221,721	224,416	237,571
Ending loan balance	181,134	216,624	227,563	218,979	263,825
Ending allowance for losses balance	$31,050	$41,478	$51,008	$41,362	$51,419

Line of credit account ratios:
Cost of revenue as a % of average loan balance(a)	18.5%	23.3%	26.9%	16.8%	20.3%
Charge-offs (net of recoveries) as a % of average loan balance(a)	16.2%	18.1%	22.6%	21.1%	16.1%
Gross profit margin	60.8%	52.6%	44.2%	63.9%	56.3%
Allowance for losses as a % of loan balance(b)	17.1%	19.1%	22.4%	18.9%	19.5%

(a)	The average loan balance for line of credit accounts is the average of the month-end balances during the period.
(b)	Allowance for losses as a % of loan balance is determined using period-end balances.

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

The gross profit margin is generally lower for the installment loan product than for other loan products, primarily because the highest levels of default are exhibited in the early stages of the loan, while revenue is recognized over the term of the loan. In addition, installment loans and RPAs typically have higher average origination amounts. Another factor contributing to the lower gross profit margin is that the product yield for installment loans and RPAs is typically lower than the yield for the other financing products we offer. As a result, particularly in periods of higher growth for the installment loan and RPA portfolios, which has been the case in recent years, the gross profit margin is typically lower for this product than for our short-term loan and line of credit products. Our average installment combined loan and RPA portfolio balance outstanding at June 30, 2019 increased 17.1% in the current quarter compared to the prior year quarter.

The following table includes information related only to our installment loans and RPAs and shows our loss experience trends for installment loans and RPAs for each of the last five quarters (in thousands):

	2018			2019
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Installment loans and RPAs:
Cost of revenue	$69,897	$90,840	$92,172	$84,216	$77,772
Charge-offs (net of recoveries)	64,878	75,261	88,429	90,764	71,824
Average installment and RPA combined loan and finance receivable balance, gross:
Company owned(a)	605,025	663,387	713,821	714,398	707,627
Guaranteed by the Company(a)(b)	4,500	4,325	4,279	4,227	6,002
Average installment and RPA combined loan and finance receivable balance, gross (a)(c)	$609,525	$667,712	$718,100	$718,625	$713,629
Ending installment and RPA combined loan and finance receivable balance, gross:
Company owned	$623,526	$695,236	$727,966	$689,130	$733,674
Guaranteed by the Company(b)	3,917	4,573	4,316	3,957	8,159
Ending installment and RPA combined loan and finance receivable balance, gross (c)	$627,443	$699,809	$732,282	$693,087	$741,833
Ending allowance and liability for losses	$72,082	$87,370	$91,082	$84,779	$90,457

Installment and RPA loan ratios:
Cost of revenue as a % of average installment and RPA combined loan and finance receivable balance, gross(a)(c)	11.5%	13.6%	12.8%	11.7%	10.9%
Charge-offs (net of recoveries) as a % of average installment and RPA combined loan and finance receivable balance, gross (a)(c)	10.6%	11.3%	12.3%	12.6%	10.1%
Gross profit margin	43.2%	33.7%	37.6%	40.7%	43.7%
Allowance and liability for losses as a % of combined loan and finance receivable balance, gross(c)(d)	11.5%	12.5%	12.4%	12.2%	12.2%

(a)	The average installment and RPA combined loan and finance receivable balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan and finance receivable balance, gross, is determined using period-end balances.

Total Expenses

Total expenses increased $8.4 million, or 9.5%, to $97.1 million in the current quarter, compared to $88.7 million in the prior year quarter. On a constant currency basis, total expenses increased $9.5 million, or 10.7%, in the current quarter as compared to the prior year quarter.

Marketing expense increased to $31.9 million in the current quarter compared to $29.4 million in the prior year quarter. The increase was due primarily to higher domestic marketing spend, driven by higher television advertising, direct mail costs and digital marketing expenses.

Operations and technology expense increased to $32.4 million in the current quarter compared to $27.2 million in the prior year quarter, due primarily to higher underwriting costs primarily related to growth in loan balances and higher selling expense, which includes ongoing expenses associated with customer complaints in the United Kingdom.

General and administrative expense increased $0.6 million, or 2.1%, to $28.9 million in the current quarter compared to $28.3 million in the prior year quarter, due primarily to higher domestic legal and compliance expenses.

Depreciation and amortization expense was flat compared to the prior year quarter.

Interest Expense, Net

Interest expense, net decreased $1.3 million, or 6.4%, to $18.1 million in the current quarter compared to $19.4 million in the prior year quarter. The decrease was due primarily to a decrease in the weighted average interest rate on our outstanding debt to 8.67% during the current quarter from 10.02% during the prior year quarter, partially offset by an increase in the average amount of debt outstanding, which increased $105.4 million to $872.1 million during the current quarter from $766.7 million during the prior year quarter.

Provision for Income Taxes

The effective tax rate of 22.0% in the current quarter was lower than the effective tax rate of 22.6% in the prior year quarter due primarily to share-based compensation activity.

As of June 30, 2019, the balance of unrecognized tax benefits was $45.2 million ($44.5 million net of the federal benefit of state matters), $14.6 million of which, if recognized, would favorably affect the effective tax rate in the period of recognition. We had $0.9 million of unrecognized tax benefits as of June 30, 2018. We believe it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits could change by a significant amount. The principal uncertainties are related to the timing of recognition of income and losses related to our loan portfolio. Subsequent to quarter end, we were notified of an IRS examination in connection with our 2017 tax return and related carryback claim. During the first quarter of 2019, we received an expected refund from the Internal Revenue Service of $45.7 million. Depending upon the outcome of the review and any related agreements or settlements with the relevant taxing authorities, the amount of the uncertainty, including amounts that would be recognized as a component of the effective tax rate, could change significantly. While the total amount of uncertainty to be resolved is not clear, it is reasonably possible that the uncertainties pertaining to this matter will be resolved in the next twelve months. We believe that we have adequately accounted for any material tax uncertainties in our existing reserves for all open tax years.

Net Income

Net income increased $6.9 million, or 37.5%, to $25.1 million during the current quarter compared to $18.2 million during the prior year quarter. The increase was due primarily to profitable growth in the business, increased operating leverage through expense management and lower interest expense.

SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO SIX MONTHS ENDED JUNE 30, 2018

Revenue and Gross Profit

Revenue increased $71.3 million, or 14.0%, to $578.9 million for the six-month period ended June 30, 2019, or current six-month period, as compared to $507.6 million for the six-month period ended June 30, 2018, or prior year six-month period. On a constant currency basis, revenue increased by $76.3 million, or 15.0%, for the current six-month period compared to the prior year six-month period. Our domestic operations contributed an increase of $85.6 million, resulting from a 36.2% increase in line of credit revenue and a 14.9% increase in domestic installment loan and RPA revenue in the current six-month period compared to the prior year six-month period driven primarily by growth in our line of credit account and installment products.

Our gross profit increased by $23.9 million to $301.5 million for the current six-month period from $277.6 million for the prior year six-month period. On a constant currency basis, gross profit increased by $25.8 million for the current six-month period compared to the prior year six-month period. Our consolidated gross profit margin decreased to 52.1% for the current six-month period, from 54.7% for the prior year six-month period. The decrease in gross profit margin was driven primarily by the strong new customer growth of our domestic and international installment loan portfolios resulting in a higher mix of new customers overall which requires higher loss provisions as new customers default at a higher rate than returning customers with a successful history of loan performance. Management expects the consolidated gross profit margin will continue to be influenced by the mix of loans to new and returning customers, the mix of lower yielding and higher yielding loan products, and loan originations.

The following tables set forth the components of revenue and gross profit, separated by product and between domestic and international for the current six-month period and the prior year six-month period (in thousands):

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Revenue by product:
Short-term loans	$83,047	$103,687	$(20,640)	(19.9)%
Line of credit accounts	215,153	157,967	57,186	36.2
Installment loans and RPAs	280,126	245,157	34,969	14.3
Total loans and finance receivables revenue	578,326	506,811	71,515	14.1
Other	557	788	(231)	(29.3)
Total revenue	$578,883	$507,599	$71,284	14.0%

Revenue by product (% to total):
Short-term loans	14.3%	20.4%
Line of credit accounts	37.2	31.1
Installment loans and RPAs	48.4	48.3
Total loans and finance receivables revenue	99.9	99.8
Other	0.1	0.2
Total revenue	100.0%	100.0%

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Domestic:
Revenue	$512,193	$426,604	$85,589	20.1%
Cost of revenue	235,240	190,319	44,921	23.6
Gross profit	$276,953	$236,285	$40,668	17.2
Gross profit margin	54.1%	55.4%	(1.3)%	(2.3)%
International:
Revenue	$66,690	$80,995	$(14,305)	(17.7)%
Cost of revenue	42,102	39,728	2,374	6.0
Gross profit	$24,588	$41,267	$(16,679)	(40.4)
Gross profit margin	36.9%	51.0%	(14.1)%	(27.6)%
Total:
Revenue	$578,883	$507,599	$71,284	14.0%
Cost of revenue	277,342	230,047	47,295	20.6
Gross profit	$301,541	$277,552	$23,989	8.6
Gross profit margin	52.1%	54.7%	(2.6)%	(4.8)%

Average Loan Origination

The average loan origination amount is calculated as the total amount of combined loans originated and renewed for the period divided by the total number of combined loans originated and renewed for the period. The following table shows the average loan origination amount by product for the current six-month period compared to the prior year six-month period:

	Six Months Ended
	June 30,
	2019	2018
Average loan origination amount (in ones) (a)
Short-term loans (b)	$434	$469
Line of credit accounts (c)	382	329
Installment loans (b)(d)	1,785	1,680
Total loans (b)(d)	$575	$574

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.

(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount was fairly flat at $575 during the current six-month period compared to $574 during the prior year six-month period.

Loans and Finance Receivables Loss Experience

The cost of revenue in the current six-month period was $277.4 million, which was composed of $277.8 million related to Company-owned loans and finance receivables offset by a $0.4 million decrease in the liability for estimated losses related to loans we guarantee through the CSO programs. The cost of revenue in the prior year six-month period was $230.0 million, which was composed of $230.2 million related to Company-owned loans and finance receivables offset by a $0.2 million decrease in the liability for estimated losses related to loans we guarantee through the CSO programs. Total charge-offs, net of recoveries, were $285.9 million and $230.5 million in the current six-month period and the prior year six-month period, respectively.

Total Expenses

Total expenses increased $11.5 million, or 6.6%, to $184.2 million in the current six-month period, compared to $172.7 million in the prior year six-month period. On a constant currency basis, total expenses increased $13.7 million, or 7.9%, for the current six-month period compared to the prior year six-month period.

Marketing expense decreased to $55.6 million in the current six-month period compared to $57.1 million in the prior year six-month period. The decrease was due primarily to lower international spend, driven primarily by lower volume from lead providers and lower television and radio advertising. Lower marketing spend in our international business was partially offset by higher spend for our domestic business, driven by higher television advertising and digital marketing expenses.

Operations and technology expense increased to $62.0 million in the current six-month period compared to $52.7 million in the prior year six-month period, due primarily to higher underwriting costs primarily related to growth in loan balances and higher selling expense, which includes ongoing expenses associated with complaints in the United Kingdom.

General and administrative expense increased $3.3 million, or 5.9%, to $58.5 million in the current six-month period compared to $55.2 million in the prior year six-month period, due primarily to higher corporate services personnel costs driven primarily by an increase in headcount in the current six-month period.

Depreciation and amortization expense increased $0.4 million, or 5.9%, in the current six-month period compared to the prior year six-month period, due primarily to increased amortization on higher capitalized software development costs.

Interest Expense, Net

Interest expense, net decreased $1.4 million, or 3.6%, to $37.6 million in the current six-month period compared to $39.0 million in the prior year six-month period. The decrease was due primarily to a decrease in the weighted average interest rate on our outstanding debt to 8.85% during the current six-month period from 10.06% during the prior year six-month period, partially offset by an increase in the average amount of debt outstanding, which increased $106.9 million to $874.5 million during the current six-month period from $767.6 million during the prior year six-month period.

Provision for Income Taxes

The effective tax rate of        22.2% in the current six-month period was higher than the effective tax rate of 21.5% in the prior year six-month period due primarily to additional interest expense accrued on unrecognized tax benefits.

Net Income

Net income increased $14.0 million, or 30.3%, to $60.1 million during the current six-month period compared to $46.1 million during the prior year six-month period. The increase was due primarily to profitable growth in the business, increased operating leverage through expense management, lower interest expense and lower loss on early extinguishment of debt.

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

On June 30, 2017, we entered into a secured revolving credit agreement (as amended the “Credit Agreement”). On April 13, 2018, October 5, 2018 and July 1, 2019, we and certain of our operating subsidiaries entered into amendments to our Credit Agreement, as further described below. As of July 29, 2019, our available borrowings under the Credit Agreement were $123.8 million. Since 2016, we have entered into several consumer loan securitization facilities and offered asset-backed notes to fund our growth, primarily in our near-prime consumer installment loan business, as further described below under “Consumer Loan Securitization.” As of July 29, 2019, the outstanding balance under our securitization facilities was $224.4 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer loan securitization facilities.

As of June 30, 2019, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending which could be expected to generate additional liquidity.

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

Credit Agreement

On June 30, 2017, we and certain of our operating subsidiaries entered into a secured revolving credit agreement with a syndicate of banks including TBK Bank, SSB (“TBK”), as administrative agent and collateral agent, Jefferies Finance LLC and TBK as joint lead arrangers and joint lead bookrunners, and Veritex Community Bank (as successor in interest to Green Bank, N.A.), as lender. On April 13, 2018 and October 5, 2018, the Credit Agreement was amended to include Pacific Western Bank and Axos Bank, respectively, as lenders, in the syndicate of lenders. Additionally, on July 1, 2019, the Credit Agreement was amended to, amongst other changes, extend the maturity date to June 30, 2022 from May 1, 2020 and increase the advance rate to 65% from 53%.

The Credit Agreement is secured by domestic receivables. The borrowing limit in the Credit Agreement, as amended, is $125 million and its maturity date is June 30, 2022. We had no outstanding borrowings under the Credit Agreement as of June 30, 2019.

The Credit Agreement provides for a revolving credit line with interest on borrowings under the facility at prime rate plus 1.00%. In addition, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the line, and ranges from 0.30% to 0.50% per annum depending on usage. A portion of the revolving credit facility, up to a maximum of $20 million, is available for the issuance of letters of credit. We had outstanding letters of credit under the Credit Agreement of $1.2 million as of June 30, 2019. The Credit Agreement provides for certain prepayment penalties if it is terminated on or before its first and second anniversary date, subject to certain exceptions.

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

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Six Months Ended June 30,
	2019	2018
Cash flows provided by operating activities	$414,759	$295,716
Cash flows used in investing activities
Loans and finance receivables	$(308,231)	$(276,550)
Purchases of property and equipment	(10,907)	(7,065)
Other investing activities	2	42
Total cash flows used in investing activities	$(319,136)	$(283,573)
Cash flows used in financing activities	$(83,826)	$(33,599)

Cash Flows from Operating Activities

Net cash provided by operating activities increased $119.1 million, or 40.3%, to $414.8 million for the current six-month period from $295.7 million for the prior year six-month period. The increase was driven primarily by overall growth in the business with interest and fees paid by customers outpacing operating cash outflows.

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

Cash Flows from Investing Activities

Net cash used in investing activities increased $35.6 million, or 12.5%, for the current six-month period compared to the prior year six-month period. This increase was due primarily to a $31.7 million increase in net cash invested in loans and finance receivables, reflecting a $67.4 million increase in the amount of loans and finance receivables originated or acquired in addition to a $35.7 million increase in payments received from customers. Additionally, purchases of property and equipment increased $3.8 million for the current six-month period compared to the prior year six-month period.

Cash Flows from Financing Activities

Cash flows used in financing activities for the current six-month period were driven primarily by $53.6 million in net repayments under our securitization facilities, $22.0 million in net repayments under the Credit Agreement, and $8.8 million in treasury shares purchased. Cash flows used in financing activities for the prior year six-month period were driven primarily by $50.0 million in payments under our senior notes facilities, $32.3 million in net repayments under our securitization facilities and a $3.7 million penalty paid in connection with the early payment of our 2021 Senior Notes, partially offset by $53.0 million in net borrowings under the Credit Agreement.

On September 15, 2017, we announced the Board of Directors had authorized a share repurchase program for the repurchase of up to $25.0 million of our common stock through December 31, 2019. The $25.0 million limit was reached in January 2019, with all share repurchases having been through open market transactions. On January 31, 2019, we announced the Board of Directors had authorized a share repurchase program for the repurchase of up to $50.0 million of our common stock through December 31, 2020. During the current six-month period, we paid $7.0 million to repurchase common stock under the share repurchase program.

OFF-BALANCE SHEET ARRANGEMENTS

In certain markets, we arrange for consumers to obtain consumer loan products from independent third-party lenders through our CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loan. When a customer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan received by the customer from the third-party lender if the customer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default, which generally occurs after one payment is missed. As of June 30, 2019 and 2018, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $21.5 million and $28.7 million, respectively, which were guaranteed by us. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by us of $1.7 million and $2.1 million, as of June 30, 2019 and 2018, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets. Our CSO programs are further described under the caption “Products and Services” above.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2019 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the Risk Factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b) (in thousands)
April 1 – April 30, 2019	—	—	—	49,844
May 1 – May 31, 2019	7,710	21.76	7,710	49,676
June 1 – June 30, 2019	18,331	22.09	13,000	49,394
Total	26,041	$21.99	20,710	$49,394

(a)	Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 5,331for the month of June.
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

10.1	Enova International, Inc. Amended and Restated Senior Executive Bonus Plan

10.2	Enova International, Inc. Amended and Restated Annual Short Term Incentive Plan

10.3

Third Amendment to Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent dated as of July 1, 2019

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2019	ENOVA INTERNATIONAL, INC.

	By:	/s/ Steven E. Cunningham
Steven E. Cunningham
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)