Form 10-Q
period 2019-09-30
Enova International, Inc.
filed 2019-10-30
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

33,770,368 of the Registrant’s common shares, $.00001 par value, were outstanding as of October 28, 2019.

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

•	changes in our U.K. business practices in response to the requirements of the Financial Conduct Authority and the Financial Ombudsman Service;
•	the effect on our U.K. business of elevated complaints related to historical funding;
•	costs associated with the exit from our U.K. business and the cost, if any, to support our U.K. business during its administration under U.K. law;
•	the effect of and compliance with enforcement actions, orders and agreements issued by applicable regulators, such as the January 2019 Consent Order issued by the Consumer Financial Protection Bureau;
•	our ability to process or collect loans and finance receivables through the Automated Clearing House system;
•	the deterioration of the political, regulatory or economic environment in countries where we operate or in the future may operate;
•	the actions of third parties who provide, acquire or offer products and services to, from or for us;
•	public and regulatory perception of the consumer loan business, small business financing and our business practices;
•	the effect of any current or future litigation proceedings and any judicial decisions or rulemaking that affects us, our products or the legality or enforceability of our arbitration agreements;
•	changes in demand for our services, changes in competition and the continued acceptance of the online channel by our customers;
•	changes in our ability to satisfy our debt obligations or to refinance existing debt obligations or obtain new capital to finance growth;
•	a prolonged interruption in the operations of our facilities, systems and business functions, including our information technology and other business systems;
•	our ability to maintain an allowance or liability for estimated losses that is adequate to absorb credit losses;
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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	September 30,		December 31,
	2019	2018	2018
Assets
Cash and cash equivalents(1)	$69,945	$164,122	$52,917
Restricted cash(1)	20,719	20,897	24,342
Loans and finance receivables, net(1)	1,001,154	838,783	859,946
Income taxes receivable	12,727	45,639	28,914
Other receivables and prepaid expenses(1)	39,549	25,699	29,983
Property and equipment, net	54,951	48,514	49,553
Operating lease right-of-use assets	20,260	—	—
Goodwill	267,013	267,013	267,013
Intangible assets, net	2,452	3,523	3,255
Other assets(1)	11,907	12,078	12,262
Total assets	$1,500,677	$1,426,268	$1,328,185
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses(1)	$122,212	$76,188	$89,317
Operating lease liabilities	36,770	—	—
Deferred tax liabilities, net	33,980	46,321	33,171
Long-term debt(1)	873,744	951,091	857,929
Total liabilities	1,066,706	1,073,600	980,417
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 35,751,763, 34,764,648 and 34,856,553 shares issued and 33,988,030, 34,274,785 and 33,584,606 outstanding as of September 30, 2019 and 2018 and December 31, 2018, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	61,477	44,657	48,175
Retained earnings	423,234	327,744	336,415
Accumulated other comprehensive loss	(17,158)	(12,468)	(13,805)
Treasury stock, at cost (1,763,733, 489,863 and 1,271,947 shares as of September 30, 2019 and 2018 and December 31, 2018, respectively)	(33,582)	(7,265)	(23,017)
Total stockholders' equity	433,971	352,668	347,768
Total liabilities and stockholders' equity	$1,500,677	$1,426,268	$1,328,185

(1)	Includes amounts in wholly owned, bankruptcy-remote special purpose subsidiaries (“VIEs”) presented separately in the table below.

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

	September 30,		December 31,
	2019	2018	2018
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$420	$120	$210
Restricted cash	18,618	18,678	22,168
Loans and finance receivables, net (includes allowance for losses of $34,509, $28,096 and $27,255 as of September 30, 2019 and 2018 and December 31, 2018, respectively)	340,034	291,673	318,961
Other receivables and prepaid expenses	9,236	2,381	2,712
Other assets	2,346	2,228	2,544
Total assets	$370,654	$315,080	$346,595
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$3,300	$2,514	$3,087
Long-term debt	234,666	224,559	223,368
Total liabilities	$237,966	$227,073	$226,455

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$329,513	$293,879	$908,396	$801,478
Cost of Revenue	171,266	163,763	448,608	393,810
Gross Profit	158,247	130,116	459,788	407,668
Expenses
Marketing	36,993	36,011	92,559	93,133
Operations and technology	34,310	28,260	96,321	80,993
General and administrative	28,787	24,360	87,236	79,576
Depreciation and amortization	3,716	3,688	11,842	11,363
Total Expenses	103,806	92,319	287,958	265,065
Income from Operations	54,441	37,797	171,830	142,603
Interest expense, net	(18,232)	(20,244)	(55,847)	(59,272)
Foreign currency transaction (loss) gain	(12)	27	(193)	(2,265)
Loss on early extinguishment of debt	—	(12,469)	(2,321)	(17,179)
Income before Income Taxes	36,197	5,111	113,469	63,887
Provision for (benefit from) income taxes	9,112	(10,193)	26,304	2,460
Net Income	$27,085	$15,304	$87,165	$61,427
Earnings Per Share:
Earnings per common share:
Basic	$0.80	$0.45	$2.58	$1.81
Diluted	$0.78	$0.43	$2.53	$1.75
Weighted average common shares outstanding:
Basic	33,997	34,168	33,770	33,938
Diluted	34,577	35,665	34,492	35,200

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income	$27,085	$15,304	$87,165	$61,427
Other comprehensive loss, net of tax:
Foreign currency translation loss(1)	(2,384)	(1,563)	(3,353)	(3,760)
Reclassification of certain deferred tax effects	—	—	—	(1,622)
Total other comprehensive loss, net of tax	(2,384)	(1,563)	(3,353)	(5,382)
Comprehensive Income	$24,701	$13,741	$83,812	$56,045

(1)	Net of tax benefit of $966 and $456 for the three months ended September 30, 2019 and 2018, respectively and $933 and $766 for the nine months ended September 30, 2019 and 2018, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at June 30, 2018	34,634	$—	$39,335	$312,440	$(10,905)	(489)	$(7,225)	$333,645
Stock-based compensation expense	—	—	2,882	—	—	—	—	2,882
Shares issued for vested RSUs	9	—	—	—	—	—	—	—
Shares issued for stock option exercises	122	—	2,440	—	—	—	—	2,440
Net income	—	—	—	15,304	—	—	—	15,304
Foreign currency translation loss, net of tax	—	—	—	—	(1,563)	—	—	(1,563)
Purchases of treasury shares, at cost	—	—	—	—	—	(1)	(40)	(40)
Balance at September 30, 2018	34,765	$—	$44,657	$327,744	$(12,468)	(490)	$(7,265)	$352,668

Balance at June 30, 2019	35,671	$—	$56,910	$396,149	$(14,774)	(1,682)	$(31,832)	$406,453
Stock-based compensation expense	—	—	3,387	—	—	—	—	3,387
Shares issued for vested RSUs	10	—	—	—	—	—	—	—
Shares issued for stock option exercises	71	—	1,180	—	—	—	—	1,180
Net income	—	—	—	27,085	—	—	—	27,085
Foreign currency translation loss, net of tax	—	—	—	—	(2,384)	—	—	(2,384)
Purchases of treasury shares, at cost	—	—	—	—	—	(82)	(1,750)	(1,750)
Balance at September 30, 2019	35,752	$—	$61,477	$423,234	$(17,158)	(1,764)	$(33,582)	$433,971

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2017	33,933	$—	$29,781	$264,695	$(7,086)	(428)	$(5,703)	$281,687
Stock-based compensation expense	—	—	8,149	—	—	—	—	8,149
Shares issued for vested RSUs	513	—	—	—	—	—	—	—
Shares issued for stock option exercises	319	—	6,727	—	—	—	—	6,727
Net income	—	—	—	61,427	—	—	—	61,427
Foreign currency translation loss, net of tax	—	—	—	—	(3,760)	—	—	(3,760)
Purchases of treasury shares, at cost	—	—	—	—	—	(62)	(1,562)	(1,562)
Reclassification of certain deferred tax effects	—	—	—	1,622	(1,622)	—	—	—
Balance at September 30, 2018	34,765	$—	$44,657	$327,744	$(12,468)	(490)	$(7,265)	$352,668

Balance at December 31, 2018	34,857	$—	$48,175	$336,415	$(13,805)	(1,272)	$(23,017)	$347,768
Stock-based compensation expense	—	—	9,784	—	—	—	—	9,784
Shares issued for vested RSUs	534	—	—	—	—	—	—	—
Shares issued for stock option exercises	361	—	3,518	—	—	—	—	3,518
Net income	—	—	—	87,165	—	—	—	87,165
Foreign currency translation loss, net of tax	—	—	—	—	(3,353)	—	—	(3,353)
Purchases of treasury shares, at cost	—	—	—	—	—	(492)	(10,565)	(10,565)
Cumulative effect of accounting change (Note 1)	—	—	—	(346)	—	—	—	(346)
Balance at September 30, 2019	35,752	$—	$61,477	$423,234	$(17,158)	(1,764)	$(33,582)	$433,971

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities
Net Income	$87,165	$61,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,842	11,363
Amortization of deferred loan costs and debt discount	4,302	4,526
Cost of revenue	448,608	393,810
Stock-based compensation expense	9,784	8,149
Loss on early extinguishment of debt	2,321	17,179
Operating leases, net	(1,135)	—
Lease termination and cease-use costs	370	—
Deferred income taxes, net	1,817	34,894
Other	—	55
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(20,616)	(24,465)
Other receivables and prepaid expenses	(9,000)	(2,285)
Accounts payable and accrued expenses	2,996	5,054
Current income taxes	67,451	(41,547)
Net cash provided by operating activities	605,905	468,160
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(1,412,055)	(1,277,958)
Loans and finance receivables repaid	841,523	772,020
Purchases of property and equipment	(16,459)	(11,303)
Other investing activities	4	93
Net cash used in investing activities	(586,987)	(517,148)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	235,049	109,000
Repayments under revolving line of credit	(232,049)	(109,000)
Borrowings under securitization facilities	122,800	162,413
Repayments under securitization facilities	(114,043)	(147,601)
Issuance of senior notes	—	375,000
Repayments of senior notes	—	(228,514)
Debt issuance costs paid	(702)	(9,156)
Debt prepayment penalty paid	(1,392)	(13,073)
Payment of promissory note	—	(3,000)
Proceeds from exercise of stock options	3,518	6,727
Treasury shares purchased	(10,565)	(1,562)
Net cash provided by financing activities	2,616	141,234
Effect of exchange rates on cash, cash equivalents and restricted cash	(8,129)	(5,371)
Net increase in cash, cash equivalents and restricted cash	13,405	86,875
Cash, cash equivalents and restricted cash at beginning of year	77,259	98,144
Cash, cash equivalents and restricted cash at end of period	$90,664	$185,019

Supplemental Disclosures
Loans and finance receivables renewed	$201,207	$282,486

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

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

The consolidated financial statements presented as of September 30, 2019 and 2018 and for the three and nine-month periods ended September 30, 2019 and 2018 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. Operating results for the three and nine-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	September 30,
	2019	2018
Cash and cash equivalents	$69,945	$164,122
Restricted cash	20,719	20,897
Total cash, cash equivalents and restricted cash	$90,664	$185,019

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

2.	Loans and Finance Receivables, Credit Quality Information and Allowances and Liabilities for Estimated Losses on Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three and nine months ended September 30, 2019 and 2018 was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Short-term loans	$34,844	$57,851	$117,891	$161,538
Line of credit accounts	146,362	98,666	361,515	256,633
Installment loans and RPAs	148,082	137,107	428,208	382,264
Total loans and finance receivables revenue	329,288	293,624	907,614	800,435
Other	225	255	782	1,043
Total revenue	$329,513	$293,879	$908,396	$801,478

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

Allowance and Liability for Estimated Losses on Loans and Finance Receivables

The Company monitors the performance of its loan and finance receivable portfolios and maintains either an allowance or liability for estimated losses on loans and finance receivables (including revenue, fees and/or interest) at a level estimated to be adequate to absorb losses inherent in the portfolio. The allowance for losses on the Company’s owned loans and finance receivables reduces the outstanding loans and finance receivables balance in the consolidated balance sheets. The Company provides services related to third-party lenders’ short-term and installment consumer loan products by acting as a credit services organization or credit access business, which it refers to as its CSO programs, on behalf of consumers in accordance with applicable state laws. The liability for estimated losses related to loans guaranteed under its CSO programs is initially recorded at fair value and is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

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

The components of Company-owned loans and finance receivables at September 30, 2019 and 2018 and December 31, 2018 were as follows (dollars in thousands):

	As of September 30, 2019
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$22,628	$312,860	$738,466	$1,073,954
Delinquent receivables:
Delinquent payment amounts(1)	—	18,670	3,142	21,812
Receivables on non-accrual status	18,437	5,317	54,018	77,772
Total delinquent receivables	18,437	23,987	57,160	99,584
Total loans and finance receivables, gross	41,065	336,847	795,626	1,173,538
Less: Allowance for losses	(11,488)	(75,413)	(85,483)	(172,384)
Loans and finance receivables, net	$29,577	$261,434	$710,143	$1,001,154

	As of September 30, 2018
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$46,679	$203,960	$638,910	$889,549
Delinquent receivables:
Delinquent payment amounts(1)	—	10,270	2,531	12,801
Receivables on non-accrual status	31,829	2,394	53,795	88,018
Total delinquent receivables	31,829	12,664	56,326	100,819
Total loans and finance receivables, gross	78,508	216,624	695,236	990,368
Less: Allowance for losses	(23,004)	(41,478)	(87,103)	(151,585)
Loans and finance receivables, net	$55,504	$175,146	$608,133	$838,783

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2018
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$37,558	$213,896	$672,538	$923,992
Delinquent receivables:
Delinquent payment amounts(1)	—	10,783	2,696	13,479
Receivables on non-accrual status	30,167	2,884	52,732	85,783
Total delinquent receivables	30,167	13,667	55,428	99,262
Total loans and finance receivables, gross	67,725	227,563	727,966	1,023,254
Less: Allowance for losses	(21,420)	(51,008)	(90,880)	(163,308)
Loans and finance receivables, net	$46,305	$176,555	$637,086	$859,946

(1)

Represents the delinquent portion of installment loans and line of credit account balances for customers that have only missed one payment and RPA customers who have not delivered agreed upon receivables. See “Current and Delinquent Loans and Finance Receivables” above for additional information.

Changes in the allowance for losses for the Company-owned loans and finance receivables and the liability for losses on the Company’s guarantees of third-party lender-owned loans during the three and nine months ended September 30, 2019 and 2018 were as follows (dollars in thousands):

	Three Months Ended September 30, 2019
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$13,729	$51,419	$90,032	$155,180
Cost of revenue	12,195	83,755	75,339	171,289
Charge-offs	(19,026)	(66,186)	(102,497)	(187,709)
Recoveries	4,716	6,425	23,297	34,438
Effect of foreign currency translation	(126)	—	(688)	(814)
Balance at end of period	$11,488	$75,413	$85,483	$172,384
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,301	$—	$425	$1,726
(Decrease) increase in liability	(99)	—	76	(23)
Balance at end of period	$1,202	$—	$501	$1,703

	Three Months Ended September 30, 2018
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$18,861	$31,050	$71,873	$121,784
Cost of revenue	26,080	46,749	90,782	163,611
Charge-offs	(27,906)	(40,010)	(90,090)	(158,006)
Recoveries	6,071	3,689	14,829	24,589
Effect of foreign currency translation	(102)	—	(291)	(393)
Balance at end of period	$23,004	$41,478	$87,103	$151,585
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,883	$—	$209	$2,092
Increase in liability	94	—	58	152
Balance at end of period	$1,977	$—	$267	$2,244

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2019
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$21,420	$51,008	$90,880	$163,308
Cost of revenue	42,147	169,820	237,104	449,071
Charge-offs	(67,587)	(159,429)	(306,674)	(533,690)
Recoveries	15,585	14,014	64,886	94,485
Effect of foreign currency translation	(77)	—	(713)	(790)
Balance at end of period	$11,488	$75,413	$85,483	$172,384
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,964	$—	$202	$2,166
(Decrease) increase in liability	(762)	—	299	(463)
Balance at end of period	$1,202	$—	$501	$1,703

	Nine Months Ended September 30, 2018
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$19,917	$31,148	$71,979	$123,044
Cost of revenue	67,011	103,343	223,470	393,824
Charge-offs	(82,006)	(103,371)	(251,040)	(436,417)
Recoveries	18,332	10,358	43,820	72,510
Effect of foreign currency translation	(250)	—	(1,126)	(1,376)
Balance at end of period	$23,004	$41,478	$87,103	$151,585
Liability for third-party lender-owned loans:
Balance at beginning of period	$2,105	$—	$153	$2,258
(Decrease) increase in liability	(128)	—	114	(14)
Balance at end of period	$1,977	$—	$267	$2,244

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of September 30, 2019 and 2018 and December 31, 2018, the amount of consumer loans guaranteed by the Company was $23.6 million, $30.1 million and $29.7 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $1.7 million, $2.2 million and $2.2 million, as of September 30, 2019 and 2018 and December 31, 2018, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

Bank Program Loans

In order to leverage its online lending platform, the Company launched a program with a bank in 2016 to provide technology, marketing services, and loan servicing for near-prime unsecured consumer installment loans. Under the program, the Company received marketing and servicing fees while the bank received an origination fee. The bank had the ability to sell the loans it originated to the Company. In May 2018, as a result of a change in the law in Ohio, our bank partner suspended lending and the Company suspended purchasing loans through this program. The Company plans to continue and grow this program by adding new partners and expanding into additional states.

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

Lease expenses for the three and nine months ended September 30, 2019 were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Operating lease cost	$1,553	$4,671
Operating lease impairment charge	—	370
Variable lease cost	57	218
Short-term lease cost	42	133
Total lease cost	$1,652	$5,392

Future minimum lease payments as of September 30, 2019 are as follows (in thousands):

Year	Amount
2019	$1,866
2020	7,383
2021	7,326
2022	7,018
2023	7,115
Thereafter	23,464
Total lease payments	$54,172
Less: interest	17,402
Present value of lease liabilities	$36,770

The weighted average remaining lease term and discount rate as of September 30, 2019 were as follows:

September 30,
2019

Weighted average remaining lease term (years)
Operating leases	7.4
Weighted average discount rate
Operating leases	10.80%

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Supplemental cash flow disclosures related to leases for the nine months ended September 30, 2019 were as follows (in thousands):

Nine Months Ended
September 30,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,800
Right-of-use assets obtained in exchange for lease obligations
Operating leases	25

4.	Long-term debt

The Company’s long-term debt instruments and balances outstanding as of September 30, 2019 and 2018 and December 31, 2018 were as follows (dollars in thousands):

	September 30,		December 31,
	2019	2018	2018

Securitization notes	$236,052	$226,218	$227,288
Revolving line of credit	25,000	—	22,000
9.75% senior notes due 2021	—	115,821	—
8.50% senior notes due 2024	250,000	250,000	250,000
8.50% senior notes due 2025	375,000	375,000	375,000
Subtotal	886,052	967,039	874,288
Less: Long-term debt issuance costs	(12,308)	(15,948)	(16,359)
Total long-term debt	$873,744	$951,091	$857,929

Weighted average interest rates on long-term debt were 8.74% and 9.80% during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and 2018 and December 31, 2018, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreements.

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

The 2019‑1 Debtor has issued a delayed draw term note with an initial maximum principal balance of $30.0 million and a revolving note with an initial maximum principal balance of $20.0 million for an aggregate initial maximum principal balance of $50.0 million, which is required to be secured by eligible Securitization Receivables. The 2019‑1 Facility has an accordion feature that, with the consent of the 2019‑1 Lender, allows for the maximum principal balance of the delayed draw term note to increase to $50.0 million and the maximum principal balance of the revolving note to increase to $25.0 million, for an aggregate maximum principal balance of $75.0 million. The 2019‑1 Facility is non-recourse to the Company and matures three years after the 2019‑1 Closing Date. As of September 30, 2019, the total outstanding amount of the 2019‑1 Facility was $12.8 million.

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

2018‑A Notes

On October 31, 2018 (the “2018‑A Closing Date”), the Company issued $95,000,000 Class A Asset Backed Notes (the “2018-A Class A Notes”) and $30,400,000 Class B Asset Backed Notes (the “2018-A Class B Notes” and, collectively with the 2018-A Class A Notes, the “2018‑A Notes”), through an indirect subsidiary. The 2018-A Class A Notes bear interest at 4.20% and the 2018-A Class B Notes bear interest at 7.37%. The 2018‑A Notes are backed by a pool of unsecured consumer installment loans (“Securitization Receivables”) and represent obligations of the issuer only. The 2018‑A Notes are not guaranteed by the Company. Under the 2018‑A Notes, Securitization Receivables are sold to a wholly-owned subsidiary of the Company and serviced by another subsidiary of the Company. As of September 30, 2019 and December 31, 2018, the total outstanding amount of the 2018‑A Notes was $50.9 million and $111.4 million, respectively.

The net proceeds of the offering of the 2018‑A Notes on the 2018‑A Closing Date were used to acquire the Securitization Receivables from the Company, fund a reserve account and pay fees and expenses incurred in connection with the transaction.

The 2018‑A Notes were offered only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act. The 2018‑A Notes have not been registered under the Securities Act, or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States without registration or an applicable exemption from the Securities Act and applicable state securities or blue sky laws and foreign securities laws.

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

The 2018‑2 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which is required to be secured by 1.25 times the drawn amount in eligible Securitization Receivables. The 2018‑2 Facility is non-recourse to the Company and matures on October 23, 2022. As of September 30, 2019 and December 31, 2018, the total outstanding amount of the 2018‑2 Facility was $80.0 million and $25.0 million, respectively.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The 2018‑1 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which is required to be secured by 1.25 times the drawn amount in eligible Securitization Receivables. The 2018‑1 Facility is non-recourse to the Company and matures on July 22, 2023. As of September 30, 2019 and 2018 and December 31, 2018, the total outstanding amount of the 2018‑1 Facility was $91.0 million, $46.6 million and $36.0 million, respectively.

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

As of September 30, 2018 and December 31, 2018, the carrying amount of the 2016-1 Facility was $162.9 million and $54.9 million, respectively.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2016‑2 Facility

On December 1, 2016, the Company and certain of its subsidiaries entered into a receivables securitization (the “2016‑2 Facility”) with Redpoint Capital Asset Funding, LLC, as lender. The 2016‑2 Facility securitized Securitization Receivables that were originated or acquired under the Company’s NetCredit brand by several of the Company’s subsidiaries and that met specified eligibility criteria, including that the annual percentage rate for each securitized consumer loan was greater than or equal to 90%. Under the 2016‑2 Facility, Securitization Receivables are sold to a wholly-owned subsidiary of the Company and serviced by another subsidiary of the Company. In October 2018, the 2016‑2 Facility was repaid in full and there is no remaining amount available to be borrowed. As of September 30, 2018, the carrying amount of the 2016‑2 Facility was $15.1 million.

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

The Credit Agreement is secured by domestic receivables. The borrowing limit in the Credit Agreement, as amended, is $125 million and its maturity date is June 30, 2022. The Company had outstanding borrowings under the Credit Agreement of $25.0 million and $22.0 million as of September 30, 2019 and December 31, 2018, respectively. There were no outstanding borrowings under the Credit Agreement as of September 30, 2018.

The Credit Agreement provides for a revolving credit line with interest on borrowings under the facility at prime rate plus 1.00%. In addition, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the line, and ranges from 0.30% per annum to 0.50% per annum depending on usage. A portion of the revolving credit facility, up to a maximum of $20 million, is available for the issuance of letters of credit. The Company had outstanding letters of credit under the Credit Agreement of $1.2 million, $3.6 million and $1.6 million as of September 30, 2019 and 2018 and December 31, 2018, respectively. The Credit Agreement provides for certain prepayment penalties if it is terminated on or before its first and second anniversary date, subject to certain exceptions.

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

During the year ended December 31, 2018 the Company repurchased the remaining $345.0 million of principal amount of the 2021 Senior Notes, which included $228.5 million principal amount of the 2021 Senior Notes for aggregate cash consideration of $241.6 million plus accrued interest during the nine months ended September 30, 2018. During the nine months ended September 30, 2018 the Company recorded a loss on extinguishment of debt of approximately $17.2 million ($13.6 million net of tax), which is included in “Loss on early extinguishment of debt” in the consolidated statements of income.

5.	Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2019 was 23.2%, compared to 3.9% for the nine months ended September 30, 2018. The increase is primarily attributable to tax benefits recorded in 2018 related to the acceleration of

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

deductions on the loan portfolio and fixed assets coupled with the overall decrease in the federal tax rate from 35% to 21% resulting from the Tax Cuts and Jobs Act.

As of September 30, 2019, the balance of unrecognized tax benefits was $51.3 million ($50.3 million net of the federal benefit of state matters), which is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, $15.1 million of which, if recognized, would favorably affect the effective tax rate in the period of recognition. The Company had $13.9 million and $13.3 million of unrecognized tax benefits as of September 30, 2018 and December 31, 2018, respectively. The Company believes it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits could change by a significant amount. The principal uncertainties are related to the timing of recognition of income and losses related to the Company’s loan portfolio. During the third quarter of 2019, an IRS examination began in connection with the Company’s 2017 tax return and related carryback claim. During the first quarter of 2019, the Company received an expected refund from the Internal Revenue Service of $45.7 million. Depending upon the outcome of the review and any related agreements or settlements with the relevant taxing authorities, the amount of the uncertainty, including amounts that would be recognized as a component of the effective tax rate, could change significantly. While the total amount of uncertainty to be resolved is not clear, it is reasonably possible that the uncertainties pertaining to this matter will be resolved in the next twelve months. The Company believes that it has adequately accounted for any material tax uncertainties in its existing reserves for all open tax years.

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

The following tables set forth the components of accumulated other comprehensive loss, net of tax for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Foreign
	currency
	translation
	loss	Total
Balance at June 30, 2018	$(10,905)	$(10,905)
Other comprehensive loss, before reclassifications and tax	(2,019)	(2,019)
Tax impact	456	456
Balance at September 30, 2018	$(12,468)	$(12,468)

Balance at June 30, 2019	$(14,774)	$(14,774)
Other comprehensive loss, before reclassifications and tax	(3,350)	(3,350)
Tax impact	966	966
Balance at September 30, 2019	$(17,158)	$(17,158)

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Foreign
	currency
	translation
	gain (loss)	Total
Balance at December 31, 2017	$(7,086)	$(7,086)
Other comprehensive loss, before reclassifications and tax	(6,869)	(6,869)
Tax impact	1,547	1,547
Australia and Canada liquidation (1)	2,343	2,343
Tax impact	(781)	(781)
Reclassification of certain deferred tax effects (2)	(1,622)	(1,622)
Balance at September 30, 2018	$(12,468)	$(12,468)

Balance at December 31, 2018	$(13,805)	$(13,805)
Other comprehensive loss, before reclassifications and tax	(4,286)	(4,286)
Tax impact	933	933
Balance at September 30, 2019	$(17,158)	$(17,158)

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

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net income	$27,085	$15,304	$87,165	$61,427
Denominator:
Total weighted average basic shares	33,997	34,168	33,770	33,938
Shares applicable to stock-based compensation	580	1,497	722	1,262
Total weighted average diluted shares	34,577	35,665	34,492	35,200
Earnings per share:
Net income per share – basic	$0.80	$0.45	$2.58	$1.81
Net income per share – diluted	$0.78	$0.43	$2.53	$1.75

For the three months ended September 30, 2019 and 2018, 834,158 and 18,213 shares of common stock underlying stock options, respectively, and 7,229 and 3,558 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. For the nine months ended September 30, 2019 and 2018, 813,076 and 403,319 shares of common stock underlying stock options, respectively, and 13,829 and 100,698 shares

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

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

The following tables present information on the Company’s domestic, international operations and corporate services as of and for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue
Domestic	$300,609	$251,054	$812,802	$677,658
International	28,904	42,825	95,594	123,820
Total revenue	$329,513	$293,879	$908,396	$801,478

Income (loss) from operations
Domestic	$84,855	$63,409	$277,936	$223,351
International	(1,842)	513	(16,400)	3,301
Corporate services	(28,572)	(26,125)	(89,706)	(84,049)
Total income from operations	$54,441	$37,797	$171,830	$142,603

Depreciation and amortization
Domestic	$1,908	$1,800	$6,062	$5,555
International	416	358	1,224	1,101
Corporate services	1,392	1,530	4,556	4,707
Total depreciation and amortization	$3,716	$3,688	$11,842	$11,363

Expenditures for property and equipment
Domestic	$3,550	$1,927	$8,811	$6,131
International	1,178	1,186	3,491	3,140
Corporate services	824	1,125	4,157	2,032
Total expenditures for property and equipment	$5,552	$4,238	$16,459	$11,303

	September 30,
	2019	2018
Property and equipment, net
Domestic	$27,593	$19,360
International	7,125	9,056
Corporate services	20,233	20,098
Total property and equipment, net	$54,951	$48,514

Assets
Domestic	$1,291,611	$1,079,652
International	125,228	138,217
Corporate services	83,838	208,399
Total assets	$1,500,677	$1,426,268

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Geographic Information

The following table presents the Company’s revenue by geographic region for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue
United States	$300,609	$251,054	$812,802	$677,658
United Kingdom	23,900	36,564	78,901	105,563
Other international countries	5,004	6,261	16,693	18,257
Total revenue	$329,513	$293,879	$908,396	$801,478

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $55.0 million and $48.5 million at September 30, 2019 and 2018, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

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

The Company has periodically used forward currency exchange contracts to minimize the effects of foreign currency risk in the United Kingdom and Brazil. The forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction loss” in the Company’s consolidated statements of income. As of September 30, 2019, the Company did not manage its exposure to risk from foreign currency exchange rate fluctuations through the use of forward currency exchange contracts in the United Kingdom or Brazil.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company had no outstanding derivative instruments as of September 30, 2019 and 2018 and December 31, 2018.

The following table presents information on the effect of derivative instruments on the consolidated results of operations and accumulated other comprehensive income (“AOCI”) for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

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

The Company has an agreement for direct mail production and fulfillment services with a marketing services company where David Fisher, the Company’s Chief Executive Officer and Chairman of the Board, also serves as a member of the marketing services company’s board of directors. During the nine months ended September 30, 2019 and 2018, the Company incurred $10.5 million and $8.2 million, respectively, in expenses related to these services. As of September 30, 2019 and 2018 and December 31, 2018, the Company owed the agency $4.4 million, $1.4 million and $2.5 million, respectively, related to services provided, which was included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three and nine months ended September 30, 2019 and 2018, there were no transfers of assets or liabilities in or out of Level 1, Level 2 or Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2019 and 2018 and December 31, 2018 are as follows (dollars in thousands):

	September 30,	Fair Value Measurements Using
	2019	Level 1	Level 2	Level 3
Financial assets:
Non-qualified savings plan assets(1)	$2,873	$2,873	$—	$—
Total	$2,873	$2,873	$—	$—

	September 30,	Fair Value Measurements Using
	2018	Level 1	Level 2	Level 3
Financial assets:
Non-qualified savings plan assets(1)	$2,214	$2,214	$—	$—
Total	$2,214	$2,214	$—	$—

	December 31,	Fair Value Measurements Using
	2018	Level 1	Level 2	Level 3
Financial assets:
Non-qualified savings plan assets(1)	$2,052	$2,052	$—	$—
Total	$2,052	$2,052	$—	$—

(1)

The non-qualified savings plan assets are included in “Other receivables and prepaid expenses” in the Company’s consolidated balance sheets and have an offsetting liability of equal amount, which is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At September 30, 2019 and 2018 and December 31, 2018, there were no assets or liabilities recorded at fair value on a non-recurring basis.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of September 30, 2019 and 2018 and December 31, 2018 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	September 30,	Fair Value Measurements Using
	2019	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$69,945	$69,945	$—	$—
Short-term loans and line of credit accounts, net (1)	291,011	—	—	291,011
Installment loans and RPAs, net (1)(3)	710,143	—	—	747,496
Restricted cash (4)	20,719	20,719	—	—
Investment in unconsolidated investee (2)	6,703	—	—	6,703
Total	$1,098,521	$90,664	$—	$1,045,210
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,703	$—	$—	$1,703
Revolving line of credit	25,000	—	—	25,000
Securitization notes	236,052	—	236,668	—
8.50% senior notes due 2024	250,000	—	235,065	—
8.50% senior notes due 2025	375,000	—	343,665	—
Total	$887,755	$—	$815,398	$26,703

	Balance at
	September 30,	Fair Value Measurements Using
	2018	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$164,122	$164,122	$—	$—
Short-term loans and line of credit accounts, net (1)	230,650	—	—	230,650
Installment loans and RPAs, net (1)(3)	608,133	—	—	637,880
Restricted cash (4)	20,897	20,897	—	—
Investment in unconsolidated investee (2)	6,703	—	—	6,703
Total	$1,030,505	$185,019	$—	$875,233
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$2,244	$—	$—	$2,244
Securitization notes	226,218	—	228,819	—
9.75% senior notes due 2021	115,821	—	121,657	—
8.50% senior notes due 2024	250,000	—	253,125	—
8.50% senior notes due 2025	375,000	—	371,250	—
Total	$969,283	$—	$974,851	$2,244

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Balance at
	December 31,	Fair Value Measurements Using
	2018	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$52,917	$52,917	$—	$—
Short-term loans and line of credit accounts, net (1)	222,860	—	—	222,860
Installment loans and RPAs, net (1)(3)	637,086	—	—	670,888
Restricted cash (4)	24,342	24,342	—	—
Investment in unconsolidated investee (2)	6,703	—	—	6,703
Total	$943,908	$77,259	$—	$900,451
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$2,166	$—	$—	$2,166
Revolving line of credit	22,000	—	—	22,000
Securitization notes	227,288	—	225,474	—
8.50% senior notes due 2024	250,000	—	212,500	—
8.50% senior notes due 2025	375,000	—	306,563	—
Total	$876,454	$—	$744,537	$24,166

(1)	Short-term loans, line of credit accounts, installment loans and RPAs are included in “Loans and finance receivables, net” in the consolidated balance sheets.
(2)	Investment in unconsolidated investee is included in “Other assets” in the consolidated balance sheets.
(3)	Installment loan and RPAs, net include $340.0 million, $291.7 million and $319.0 million in net assets of consolidated VIEs as of September 30, 2019 and 2018 and December 31, 2018, respectively.
(4)	Restricted cash includes $18.6 million, $18.7 million and $22.2 million in assets of consolidated VIEs as of September 30, 2019 and 2018 and December 31, 2018, respectively.

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

2019-A Notes

On October 17, 2019 (the “2019-A Closing Date”), the Company issued $138,888,000 Class A Asset Backed Notes (the “2019-A Class A Notes”), $44,445,000 Class B Asset Backed Notes (the “2019-A Class B Notes”), and $16,667,000 Class C Asset Backed Notes (the “2019-A Class C Notes” and, collectively with the 2019-A Class A Notes and the 2019-A Class B Notes, the “2019-A Notes”), through an indirect subsidiary. The 2019-A Class A Notes bear interest at 3.96%, the 2019-A Class B Notes bear interest at 6.17%, and the 2019-A Class C Notes bear interest at 7.62%. The 2019-A Notes are backed by a pool of Securitization Receivables and represent obligations of the issuer only. The 2019-A Notes are not be guaranteed by the Company. Under the 2019‑A Notes, Securitization Receivables are sold to a wholly-owned subsidiary of the Company and serviced by another subsidiary of the Company.

The net proceeds of the offering of the 2019-A Notes on the 2019-A Closing Date were used to acquire the Securitization Receivables from the Company, fund a reserve account and pay fees and expenses incurred in connection with the transaction. The amount of Securitization Receivables sold to the issuer on the 2019-A Closing Date was approximately $200.0 million. Additional Securitization Receivables totaling approximately $22.2 million are expected to be sold to the issuer by January 17, 2020.

The 2019-A Notes were offered only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act. The 2019-A Notes have not been registered under the Securities Act, or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States without registration or an applicable exemption from the Securities Act and applicable state securities or blue sky laws and foreign securities laws.

Exit of the U.K. Market

On October 24, 2019, the Company announced that it intends to exit the U.K. market in the three months ended December 31, 2019. On October 25, 2019, a licensed U.K. insolvency practitioner was appointed as administrator to take control of management of the U.K. business. The Company expects to record a one-time after-tax charge of approximately $74.0 million, including one-time cash charges of approximately $43.0 million to support cessation of U.K. lending activities. The Company plans on deconsolidating its U.K. businesses and presenting them as discontinued operations beginning with the Annual Report on Form 10‑K for the year ended December 31, 2019.

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

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services. In 2018, we extended approximately $2.5 billion in credit or financing to borrowers. As of September 30, 2019, we offered or arranged loans or draws on lines of credit to consumers in 32 states in the United States and in the United Kingdom and Brazil. We also offered financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through September 30, 2019, we have completed over 50.5 million customer transactions and collected more than 35 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include short-term loans, line of credit accounts, installment loans and receivables purchase agreements (“RPAs”).

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

Our flexible and scalable technology platform allows us to process and complete customers’ transactions quickly and efficiently. In 2018, we processed approximately 4.3 million transactions, and we continue to grow our loans and finance receivable portfolios and increase the number of customers we serve through desktop, tablet and mobile platforms. Our highly customizable technology platform allows us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In 2012, we launched a new product in the United States designed to serve near-prime customers. In April 2014, we launched On Stride Financial, an installment loan product, in the United Kingdom. In June 2014, we launched our business in Brazil, where we arrange financing for borrowers through a third-party lender. In addition, in July 2014, we introduced a new line of credit product in the United States to serve the needs of small businesses. In June 2015, we further expanded our product offering by acquiring certain assets of a company that provides financing to small businesses by offering RPAs. In May 2017, we expanded products available to small businesses by offering installment loans. These new products are intended to allow us to further diversify our product offerings, customer base and geographic scope. In the nine-month period ended September 30, 2019, we derived 89.5% of our total revenue from the United States and 10.5% of our total revenue internationally, with 82.5% of international revenue (representing 8.7% of our total revenue) generated in the United Kingdom. On October 24, 2019, we announced that we intend to exit the U.K. market in the three months ended December 31, 2019 in part due to the challenging and uncertain regulatory environment. On October 25, 2019, a licensed U.K. insolvency practitioner was appointed as administrator to take control of management of the U.K. business.

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

•

Short-term consumer loans. Short-term consumer loans are unsecured loans written by us or by a third-party lender through our credit services organization and credit access business programs, which we refer to as our CSO programs, that we arrange and guarantee. As of September 30, 2019, we offered or arranged short-term consumer loans in 15 states in the United States and in the United Kingdom. Short-term consumer loans generally have terms of seven to 90 days, with proceeds promptly deposited in the customer’s bank account in exchange for a pre-authorized debit from their account. Due to the credit risk and high transaction costs of serving our customer segment, the interest and/or fees we charge are generally considered to be higher than the interest or fees charged to consumers with superior credit histories by banks and similar lenders who are typically unwilling to make unsecured loans to alternative credit consumers. Our short-term consumer loans contributed approximately 13.0% of our total revenue for the nine months ended September 30, 2019 and 20.2% for the nine months ended September 30, 2018.

•

Line of credit accounts. As of September 30, 2019, we offered new consumer line of credit accounts in 12 states (and continue to service existing line of credit accounts in one additional state) in the United States and business line of credit accounts in 36 states in the United States, which allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with the terms of their line of credit account. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit. Our line of credit accounts contributed approximately 39.8% of our total revenue for the nine months ended September 30, 2019 and 32.0% for the nine months ended September 30, 2018.

•

Installment loans. Installment loans are longer-term loans that require the outstanding principal balance to be paid down in multiple installments. We offer, or arrange through our CSO programs, multi-payment unsecured consumer installment loan products in 17 states in the United States and small business installment loans in 18 states. We also offer multi-payment unsecured consumer installment loan products in the United Kingdom and Brazil. Terms for our installment loan products range between two and 60 months. These loans generally have higher principal amounts than short-term loans. Loans may be repaid early at any time with no additional prepayment charges. Installment loans that we originated and purchased contributed approximately 45.5% of our total revenue for the nine months ended September 30, 2019 and 46.5% for the nine months ended September 30, 2018.

We have been investing and will continue to invest in the growth of our near-prime installment lending portfolio.

•

Receivables purchase agreements. Under RPAs, small businesses receive funds in exchange for a portion of the business’s future receivables at an agreed upon discount. In contrast, lending is a commitment to repay principal and interest. A small business customer who enters into a RPA commits to delivering a percentage of its receivables through ACH or wire debits or by splitting credit card receipts until all purchased receivables are delivered. We offer RPAs in all 50 states and in Washington D.C. in the United States. Revenue earned from RPAs contributed 1.6% of our total revenue for the nine months ended September 30, 2019 and 1.2% for the nine months ended September 30, 2018.

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

As of September 30, 2019 and 2018, the outstanding amount of active short-term consumer loans originated by third-party lenders under the CSO programs was $13.9 million and $25.5 million, respectively, which were guaranteed by us.

As of September 30, 2019 and 2018, the outstanding amount of active installment loans originated by third-party lenders under the CSO programs was $9.7 million and $4.6 million, respectively, which were guaranteed by us.

•

Bank program. In March 2016, we launched a program with a state-chartered bank where we provided technology, loan servicing and marketing services to the bank. Our bank partner offered unsecured consumer installment loans with an annual percentage rate (“APR”) at or below 36%. We also had the ability to purchase loans originated through this program. In May 2018, as a result of a change in the law in Ohio, our bank partner suspended lending and we suspended purchasing loans through this program. We plan to continue and grow this program by adding new partners and expanding into additional states. Revenue generated from this program for the nine months ended September 30, 2019 and 2018 was 0.9% and 1.9% of our total revenue, respectively.

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

OUR MARKETS

We currently provide our services in the following countries:

•

United States. We began our online business in the United States in May 2004. As of September 30, 2019, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, Headway Capital at www.headwaycapital.com and The Business Backer at www.businessbacker.com.

•

United Kingdom. We provide services in the United Kingdom under the names QuickQuid at www.quickquid.co.uk and On Stride Financial at www.onstride.co.uk. We began our QuickQuid short-term consumer loan business in July 2007, our Pounds to Pocket installment loan business in September 2010, and our On Stride installment loan business in April 2014. In February 2019, we ceased writing new business under the Pounds to Pocket business, at which point all new installment business were written under the On Stride brand. We evaluated potential courses of action with our regulator, including, but not limited to, a scheme of arrangement, to reduce exposure to complaints about historical lending. On October 24, 2019, we announced that we intend to exit the U.K. market in the three months ended December 31, 2019 in part due to the challenging and uncertain regulatory environment. On October 25, 2019, a licensed U.K. insolvency practitioner was appointed as administrator to take control of management of the U.K. business. The effect of entry into administration was to place the management, affairs, business and property of our subsidiary operating in the U.K. under the direct control of the administrator. We expect to record a one-time after-tax charge of approximately $74.0 million, including one-time cash charges of approximately $43.0 million to support cessation of U.K. lending activities. We plan on deconsolidating our U.K. businesses and presenting them as discontinued operations beginning with the Annual Report on Form 10-K for the year ended December 31, 2019.

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

RECENT REGULATORY DEVELOPMENTS

California AB 539

On October 10, 2019, the Governor of California signed into law Assembly Bill 539 (“AB 539”), which amends several aspects of the California Finance Lenders Law (the “CFL”). Specifically, on loans of $2,500 or more but less than $10,000, AB 539 caps interest rates at 36% plus the federal funds rate and requires loan terms to be at least 12 months. On loans of at least $3,000 but less than $10,000, AB 539 prohibits loan terms from exceeding 60 months and 15 days. The law is effective January 1, 2020.

Brazil General Data Privacy Law

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

RESULTS OF OPERATIONS

HIGHLIGHTS

Our financial results for the three-month period ended September 30, 2019, or the current quarter, are summarized below.

•

Consolidated total revenue increased $35.6 million, or 12.1%, to $329.5 million in the current quarter compared to $293.9 million for the three months ended September 30, 2018, or the prior year quarter. Domestic revenue increased $49.6 million, or 19.7%, to $300.6 million in the current quarter from $251.1 million for the prior year quarter and international revenue decreased $13.9 million, or 32.5%, to $28.9 million from $42.8 million.

•	Consolidated gross profit increased $28.1 million, or 21.6%, to $158.2 million in the current quarter compared to $130.1 million in the prior year quarter.
•	Consolidated income from operations increased $16.6 million, or 44.0%, to $54.4 million in the current quarter, compared to $37.8 million in the prior year quarter.
•

Consolidated net income was $27.1 million in the current quarter compared to $15.3 million in the prior year quarter. Consolidated diluted income per share was $0.78 in the current quarter compared to $0.43 in the prior year quarter.

OVERVIEW

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Loans and finance receivables revenue	$329,288	$293,624	$907,614	$800,435
Other	225	255	782	1,043
Total Revenue	329,513	293,879	908,396	801,478
Cost of Revenue	171,266	163,763	448,608	393,810
Gross Profit	158,247	130,116	459,788	407,668
Expenses
Marketing	36,993	36,011	92,559	93,133
Operations and technology	34,310	28,260	96,321	80,993
General and administrative	28,787	24,360	87,236	79,576
Depreciation and amortization	3,716	3,688	11,842	11,363
Total Expenses	103,806	92,319	287,958	265,065
Income from Operations	54,441	37,797	171,830	142,603
Interest expense, net	(18,232)	(20,244)	(55,847)	(59,272)
Foreign currency transaction (loss) gain	(12)	27	(193)	(2,265)
Loss on early extinguishment of debt	—	(12,469)	(2,321)	(17,179)
Income before Income Taxes	36,197	5,111	113,469	63,887
Provision for (benefit from) income taxes	9,112	(10,193)	26,304	2,460
Net Income	$27,085	$15,304	$87,165	$61,427
Diluted net income per share	$0.78	$0.43	$2.53	$1.75

Revenue
Loans and finance receivables revenue	99.9%	99.9%	99.9%	99.9%
Other	0.1	0.1	0.1	0.1
Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue	52.0	55.7	49.4	49.1
Gross Profit	48.0	44.3	50.6	50.9
Expenses
Marketing	11.2	12.2	10.2	11.6
Operations and technology	10.4	9.6	10.6	10.1
General and administrative	8.8	8.3	9.6	10.0
Depreciation and amortization	1.1	1.3	1.3	1.4
Total Expenses	31.5	31.4	31.7	33.1
Income from Operations	16.5	12.9	18.9	17.8
Interest expense, net	(5.5)	(6.9)	(6.1)	(7.4)
Foreign currency transaction (loss) gain	—	—	—	(0.3)
Loss on early extinguishment of debt	—	(4.3)	(0.3)	(2.1)
Income before Income Taxes	11.0	1.7	12.5	8.0
Provision for (benefit from) income taxes	2.8	(3.5)	2.9	0.3
Net Income	8.2%	5.2%	9.6%	7.7%

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income	$27,085	$15,304	$87,165	$61,427
Adjustments:
Lease termination and cease-use costs	—	—	726	—
Loss on early extinguishment of debt	—	12,469	2,321	17,179
Intangible asset amortization	268	268	803	803
Stock-based compensation expense	3,387	2,882	9,784	8,149
Foreign currency transaction loss (gain)	12	(27)	193	2,265
Cumulative tax effect of adjustments	(853)	(3,332)	(3,215)	(6,088)
Discrete tax adjustments	—	(11,237)	(141)	(11,237)
Adjusted earnings	$29,899	$16,327	$97,636	$72,498

Diluted earnings per share	$0.78	$0.43	$2.53	$1.75
Adjustments:
Lease termination and cease-use costs	—	—	0.02	—
Loss on early extinguishment of debt	—	0.35	0.07	0.49
Intangible asset amortization	0.01	0.01	0.02	0.02
Stock-based compensation expense	0.10	0.08	0.28	0.23
Foreign currency transaction loss (gain)	—	—	—	0.06
Cumulative tax effect of adjustments	(0.03)	(0.09)	(0.09)	(0.17)
Discrete tax adjustments	—	(0.32)	—	(0.32)
Adjusted earnings per share	$0.86	$0.46	$2.83	$2.06

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income	$27,085	$15,304	$87,165	$61,427
Depreciation and amortization expenses	3,716	3,688	11,842	11,363
Interest expense, net	18,232	20,244	55,847	59,272
Foreign currency transaction loss (gain)	12	(27)	193	2,265
Provision for (benefit from) income taxes	9,112	(10,193)	26,304	2,460
Stock-based compensation expense	3,387	2,882	9,784	8,149
Adjustment:
Lease termination and cease-use costs	—	—	370	—
Loss on early extinguishment of debt	—	12,469	2,321	17,179
Adjusted EBITDA	$61,544	$44,367	$193,826	$162,115

Adjusted EBITDA margin calculated as follows:
Total Revenue	$329,513	$293,879	$908,396	$801,478
Adjusted EBITDA	61,544	44,367	193,826	162,115
Adjusted EBITDA as a percentage of total revenue	18.7%	15.1%	21.3%	20.2%

Constant Currency Basis

In addition to reporting financial results in accordance with GAAP, we have provided certain other non-GAAP financial information on a constant currency basis. We operate in the United Kingdom and Brazil. During the current quarter, 8.8% of our revenue originated in currencies other than the U.S. Dollar, principally the British Pound Sterling. As a result, changes in our reported revenue and profits include the impacts of changes in foreign currency exchange rates. As additional information to the reader, we provide constant currency assessments in the following discussion and analysis to remove and/or quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. All conversion rates below are based on the U.S. Dollar equivalent to one of the applicable foreign currencies:

	Three Months Ended
	September 30,
	2019	2018	% Change
British Pound	1.2321	1.3034	(5.5)%
Brazilian Real	0.2517	0.2530	(0.5)%

	Nine Months Ended
	September 30,
	2019	2018	% Change
British Pound	1.2732	1.3519	(5.8)%
Brazilian real	0.2575	0.2797	(7.9)%

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

THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2018

Revenue and Gross Profit

Revenue increased $35.6 million, or 12.1%, to $329.5 million for the current quarter as compared to $293.9 million for the prior year quarter. On a constant currency basis, revenue increased by $37.1 million, or 12.6%, for the current quarter compared to the prior year quarter. Our domestic operations contributed an increase of $49.6 million, primarily resulting from a 48.3% increase in line of credit account revenue and an 11.5% increase in installment loan and RPA revenue in the current quarter compared to the prior year quarter driven by strong customer demand for these products. Our international operations decreased $13.9 million (a decrease of $12.5 million on a constant currency basis), primarily resulting from a 57.4% decrease in short-term loan revenue, and a 9.9% decrease in installment loan and RPA revenue as we decreased marketing spend in the United Kingdom during the quarter.

Our gross profit increased by $28.1 million to $158.2 million for the current quarter from $130.1 million for the prior year quarter. On a constant currency basis, gross profit increased by $29.0 million for the current quarter compared to the prior year quarter. Our consolidated gross profit as a percentage of revenue, or our gross profit margin, increased to 48.0% for the current quarter, from 44.3% for the prior year quarter.

The following tables set forth the components of revenue and gross profit, separated by product and between domestic and international for the current quarter and the prior year quarter (in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Revenue by product:
Short-term loans	$34,844	$57,851	$(23,007)	(39.8)%
Line of credit accounts	146,362	98,666	47,696	48.3
Installment loans and RPAs	148,082	137,107	10,975	8.0
Total loans and finance receivables revenue	329,288	293,624	35,664	12.1
Other	225	255	(30)	(11.8)
Total revenue	$329,513	$293,879	$35,634	12.1%

Revenue by product (% to total):
Short-term loans	10.6%	19.7%
Line of credit accounts	44.4	33.6
Installment loans and RPAs	44.9	46.7
Total loans and finance receivables revenue	99.9	99.9
Other	0.1	0.1
Total revenue	100.0%	100.0%

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Domestic:
Revenue	$300,609	$251,054	$49,555	19.7%
Cost of revenue	161,104	142,702	18,402	12.9
Gross profit	$139,505	$108,352	$31,153	28.8
Gross profit margin	46.4%	43.2%	3.2%	7.4%
International:
Revenue	$28,904	$42,825	$(13,921)	(32.5)%
Cost of revenue	10,162	21,061	(10,899)	(51.7)
Gross profit	$18,742	$21,764	$(3,022)	(13.9)
Gross profit margin	64.8%	50.8%	14.0%	27.6%
Total:
Revenue	$329,513	$293,879	$35,634	12.1%
Cost of revenue	171,266	163,763	7,503	4.6
Gross profit	$158,247	$130,116	$28,131	21.6
Gross profit margin	48.0%	44.3%	3.7%	8.4%

Loan and Finance Receivable Balances

Our loan and finance receivable balance in our consolidated financial statements for September 30, 2019 and 2018 was $1,173.5 million and $990.4 million, respectively, before the allowance for losses of $172.4 million and $151.6 million, respectively. The combined loan and finance receivable balance includes $23.6 million and $30.1 million as of September 30, 2019 and 2018, respectively, of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements for September 30, 2019 and 2018, respectively, before the liability for estimated losses of $1.7 million and $2.2 million provided in “Accounts payable and accrued expenses” in our consolidated financial statements for September 30, 2019 and 2018, respectively.

The ending portfolio balance of company owned loans and finance receivables, net of allowance for losses, increased $162.4 million, or 19.4%, to $1,001.1 million as of September 30, 2019 from $838.8 million as of September 30, 2018, and the outstanding combined portfolio balance of loans and finance receivables, net of allowance and liability for estimated losses, increased $156.5 million, or 18.1%, to $1,023.1 million as of September 30, 2019 from $866.6 million as of September 30, 2018, due primarily to increased demand for our consumer line of credit and installment products as well as our small business loans and finances receivables. The outstanding loan balance for our domestic near-prime consumer installment product increased 22.5% in the current quarter compared to the prior year quarter resulting in a domestic near-prime consumer installment portfolio balance that comprises 46.4% of our total loan and finance receivable portfolio balance. We expect the loan balances for our domestic near-prime consumer installment loan product will continue to comprise a larger percentage of the total loan and finance receivable portfolio, due to customer demand for these products and their longer loan term. The outstanding loan balance for our domestic consumer line of credit product increased 50.9% in the current quarter compared to the prior year quarter resulting in a domestic consumer line of credit portfolio balance that comprises 22.1% of our total loan and finance receivable portfolio balance. Our portfolio of loans and finance receivables serving the needs of small businesses increased to 12.4% in the current quarter from 7.8% in the prior year quarter due to an 85.6% increase in the small business loan and finance receivables balance resulting from improvements in the underwriting process. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

The following tables summarize loan and finance receivable balances outstanding as of September 30, 2019 and 2018 (in thousands):

	As of September 30,
	2019			2018
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables balances:
Short-term loans	$41,065	$13,922	$54,987	$78,508	$25,533	$104,041
Line of credit accounts	336,847	—	336,847	216,624	—	216,624
Installment loans and RPAs	795,626	9,726	805,352	695,236	4,573	699,809
Total ending loans and finance receivables, gross	1,173,538	23,648	1,197,186	990,368	30,106	1,020,474
Less: Allowance and liabilities for losses(a)	(172,384)	(1,703)	(174,087)	(151,585)	(2,244)	(153,829)
Total ending loans and finance receivables, net	$1,001,154	$21,945	$1,023,099	$838,783	$27,862	$866,645
Allowance and liability for losses as a % of loans and finance receivables, gross	14.7%	7.2%	14.5%	15.3%	7.5%	15.1%

	As of September 30,
	2019			2018
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables:
Total domestic, gross	$1,095,967	$23,648	$1,119,615	$867,916	$30,106	$898,022
Total international, gross	77,571	—	77,571	122,452	—	122,452
Total ending loans and finance receivables, gross	$1,173,538	$23,648	$1,197,186	$990,368	$30,106	$1,020,474

(a)

GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.

(b)	Except for allowance and liability for estimated losses, amounts shown represent non-GAAP measures.

Average Amount Outstanding per Loan

The average amount outstanding per loan is calculated as the total combined loans, gross balance at the end of the period divided by the total number of combined loans outstanding at the end of the period. The following table shows the average amount outstanding per loan by product at September 30, 2019 and 2018:

	As of September 30,
	2019	2018
Average amount outstanding per loan (in ones)(a)
Short-term loans(b)	$433	$460
Line of credit accounts	1,703	1,491
Installment loans(b)(c)	2,241	2,014
Total loans(b)(c)	$1,726	$1,404

(a)	The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Excludes RPAs.

The average amount outstanding per loan increased to $1,726 from $1,404 during the current quarter compared to the prior year quarter, due primarily to a greater mix of installment loans and line of credit accounts, which have higher average amounts outstanding relative to short-term loans, in the current quarter compared to the prior year quarter.

Average Loan Origination

The average loan origination amount is calculated as the total amount of combined loans originated and renewed for the period divided by the total number of combined loans originated and renewed for the period. The following table shows the average loan origination amount by product for the current quarter compared to the prior year quarter:

	Three Months Ended
	September 30,
	2019	2018
Average loan origination amount (in ones) (a)
Short-term loans (b)	$418	$452
Line of credit accounts (c)	416	351
Installment loans (b)(d)	2,014	1,631
Total loans (b)(d)	$613	$572

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount increased to $613 from $572 during the current quarter compared to the prior year quarter, due primarily to a greater mix of installment loans, which have higher principal amounts than other products, and line of credit account draws, which have increased as larger small business draws make up a larger portion of the line of credit account portfolio.

Loans and Finance Receivables Loss Experience

The allowance and liability for estimated losses as a percentage of combined loans and RPAs decreased to 14.5% as of September 30, 2019 from 15.1% as of September 30, 2018.

The cost of revenue in the current quarter was $171.3 million, which was primarily composed of $171.3 million related to Company-owned loans and finance receivables. The cost of revenue in the prior year quarter was $163.8 million, which was composed of $163.6 million related to Company-owned loans and finance receivables and a $0.2 million increase in the liability for estimated losses related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $153.3 million and $133.4 million in the current quarter and the prior year quarter, respectively.

The following tables show loan and finance receivable balances and fees receivable and the relationship of the allowance and liability for losses to the combined balances of loans and finance receivables for each of the last five quarters (in thousands):

	2018		2019
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Loans and finance receivables:
Gross - Company owned	$990,368	$1,023,254	$957,257	$1,047,762	$1,173,538
Gross - Guaranteed by the Company(a)	30,106	29,704	22,296	21,463	23,648
Combined loans and finance receivables, gross(b)	1,020,474	1,052,958	979,553	1,069,225	1,197,186
Allowance and liability for losses on loans and finance receivables	153,829	165,474	142,665	156,906	174,087
Combined loans and finance receivables, net(b)	$866,645	$887,484	$836,888	$912,319	$1,023,099
Allowance and liability for losses as a % of loans and finance receivables, gross(b)	15.1%	15.7%	14.6%	14.7%	14.5%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(b)	Non-GAAP measure.

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

Our gross profit margin for short-term loans is typically highest in the first quarter of each year, corresponding to the seasonal decline in consumer loan balances outstanding. The cost of revenue as a percentage of the average combined loan balance for short-term loans outstanding is typically lower in the first quarter and generally peaks in the second half of the year with higher loan demand. Both the gross profit margin and the cost of revenue as a percentage of the average combined loan balance improved in the current quarter, compared to the prior year quarter. Improved profitability in the second and third quarter of 2019 is due primarily to the decreasing loan book and mix of new and existing customers.

The following table includes information related only to short-term loans and shows our loss experience trends for short-term loans for each of the last five quarters (in thousands):

	2018		2019
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Short-term loans:
Cost of revenue	$26,174	$25,386	$17,090	$12,199	$12,096
Charge-offs (net of recoveries)	21,835	26,822	24,101	13,591	14,310
Average short-term combined loan balance, gross:
Company owned(a)	73,476	72,952	59,848	49,689	46,641
Guaranteed by the Company(a)(b)	25,913	25,286	22,628	15,484	13,877
Average short-term combined loan balance, gross(a)(c)	$99,389	$98,238	$82,476	$65,173	$60,518
Ending short-term combined loan balance, gross:
Company owned	$78,508	$67,725	$49,148	$50,263	$41,065
Guaranteed by the Company(b)	25,533	25,388	18,339	13,304	13,922
Ending short-term combined loan balance, gross(c)	$104,041	$93,113	$67,487	$63,567	$54,987
Ending allowance and liability for losses	$24,981	$23,384	$16,524	$15,030	$12,690

Short-term loan ratios:
Cost of revenue as a % of average short-term combined loan balance, gross(a)(c)	26.3%	25.8%	20.7%	18.7%	20.0%
Charge-offs (net of recoveries) as a % of average short-term combined loan balance, gross(a)(c)	22.0%	27.3%	29.2%	20.9%	23.6%
Gross profit margin	54.8%	56.0%	63.1%	66.8%	65.3%
Allowance and liability for losses as a % of combined loan balance, gross(c)(d)	24.0%	25.1%	24.5%	23.6%	23.1%

(a)	The average short-term combined loan balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan balance, gross, is determined using period-end balances.

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

The following table includes information related only to line of credit accounts and shows our loss experience trends for line of credit accounts for each of the last five quarters (in thousands):

	2018		2019
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$46,749	$59,632	$37,739	$48,326	$83,755
Charge-offs (net of recoveries)	36,321	50,102	47,385	38,269	59,761
Average loan balance(a)	200,710	221,721	224,416	237,571	300,849
Ending loan balance	216,624	227,563	218,979	263,825	336,847
Ending allowance for losses balance	$41,478	$51,008	$41,362	$51,419	$75,413

Line of credit account ratios:
Cost of revenue as a % of average loan balance(a)	23.3%	26.9%	16.8%	20.3%	27.8%
Charge-offs (net of recoveries) as a % of average loan balance(a)	18.1%	22.6%	21.1%	16.1%	19.9%
Gross profit margin	52.6%	44.2%	63.9%	56.3%	42.8%
Allowance for losses as a % of loan balance(b)	19.1%	22.4%	18.9%	19.5%	22.4%

(a)	The average loan balance for line of credit accounts is the average of the month-end balances during the period.
(b)	Allowance for losses as a % of loan balance is determined using period-end balances.

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

The gross profit margin is generally lower for the installment loan product than for other loan products, primarily because the highest levels of default are exhibited in the early stages of the loan, while revenue is recognized over the term of the loan. In addition, installment loans and RPAs typically have higher average origination amounts. Another factor contributing to the lower gross profit margin is that the product yield for installment loans and RPAs is typically lower than the yield for the other financing products we offer. As a result, particularly in periods of higher growth for the installment loan and RPA portfolios, which has been the case in recent years, the gross profit margin is typically lower for this product than for our short-term loan and line of credit products. Our average installment combined loan and RPA portfolio balance outstanding at September 30, 2019 increased 16.6% in the current quarter compared to the prior year quarter.

The following table includes information related only to our installment loans and RPAs and shows our loss experience trends for installment loans and RPAs for each of the last five quarters (in thousands):

	2018		2019
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Installment loans and RPAs:
Cost of revenue	$90,840	$92,172	$84,216	$77,772	$75,415
Charge-offs (net of recoveries)	75,261	88,429	90,764	71,824	79,200
Average installment and RPA combined loan and finance receivable balance, gross:
Company owned(a)	663,387	713,821	714,398	707,627	769,577
Guaranteed by the Company(a)(b)	4,325	4,279	4,227	6,002	9,154
Average installment and RPA combined loan and finance receivable balance, gross (a)(c)	$667,712	$718,100	$718,625	$713,629	$778,731
Ending installment and RPA combined loan and finance receivable balance, gross:
Company owned	$695,236	$727,966	$689,130	$733,674	$795,626
Guaranteed by the Company(b)	4,573	4,316	3,957	8,159	9,726
Ending installment and RPA combined loan and finance receivable balance, gross (c)	$699,809	$732,282	$693,087	$741,833	$805,352
Ending allowance and liability for losses	$87,370	$91,082	$84,779	$90,457	$85,984

Installment and RPA loan ratios:
Cost of revenue as a % of average installment and RPA combined loan and finance receivable balance, gross(a)(c)	13.6%	12.8%	11.7%	10.9%	9.7%
Charge-offs (net of recoveries) as a % of average installment and RPA combined loan and finance receivable balance, gross (a)(c)	11.3%	12.3%	12.6%	10.1%	10.2%
Gross profit margin	33.7%	37.6%	40.7%	43.7%	49.1%
Allowance and liability for losses as a % of combined loan and finance receivable balance, gross(c)(d)	12.5%	12.4%	12.2%	12.2%	10.7%

(a)	The average installment and RPA combined loan and finance receivable balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan and finance receivable balance, gross, is determined using period-end balances.

Total Expenses

Total expenses increased $11.5 million, or 12.4%, to $103.8 million in the current quarter, compared to $92.3 million in the prior year quarter. On a constant currency basis, total expenses increased $12.5 million, or 13.5%, in the current quarter as compared to the prior year quarter.

Marketing expense increased to $37.0 million in the current quarter compared to $36.0 million in the prior year quarter. The increase was due primarily to higher domestic marketing spend, driven by higher direct mail costs, television advertising and digital marketing expenses. The increase in domestic marketing spend was partially offset by lower international marketing spend.

Operations and technology expense increased to $34.3 million in the current quarter compared to $28.3 million in the prior year quarter, due primarily to higher selling expense, which included ongoing expenses associated with customer complaints in the United Kingdom, and higher underwriting costs primarily related to growth in domestic loan balances. The increases were partially offset by lower personnel-related costs primarily driven by lower contract labor.

General and administrative expense increased $4.4 million, or 18.2%, to $28.8 million in the current quarter compared to $24.4 million in the prior year quarter, due primarily to higher corporate services personnel costs, driven primarily by an increase in headcount, and higher legal and compliance expenses.

Depreciation and amortization expense was flat compared to the prior year quarter.

Interest Expense, Net

Interest expense, net decreased $2.0 million, or 9.9%, to $18.2 million in the current quarter compared to $20.2 million in the prior year quarter. The decrease was due primarily to a decrease in the weighted average interest rate on our outstanding debt to 8.54% during the current quarter from 9.55% during the prior year quarter, partially offset by an increase in the average amount of debt outstanding, which increased $24.1 million to $847.5 million during the current quarter from $823.4 million during the prior year quarter.

Provision for Income Taxes

The effective tax rate of 25.2% in the current quarter was higher than the (199.4%) rate recorded in the prior year quarter due primarily to the acceleration of tax deductions in the third quarter 2018, for prior-year loan- and fixed asset-related deferred tax items coupled with the overall decrease in the federal tax rate from 35% to 21% resulting from the Tax Cuts and Jobs Act.

As of September 30, 2019, the balance of unrecognized tax benefits was $51.3 million ($50.3 million net of the federal benefit of state matters), $15.1 million of which, if recognized, would favorably affect the effective tax rate in the period of recognition. We had $13.9 million and $13.3 million of unrecognized tax benefits as of September 30, 2018 and December 31, 2018, respectively. We believe it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits could change by a significant amount. The principal uncertainties are related to the timing of recognition of income and losses related to our loan portfolio. During the third quarter of 2019, an IRS examination began in connection with our 2017 tax return and related carryback claim. During the first quarter of 2019, we received an expected refund from the Internal Revenue Service of $45.7 million. Depending upon the outcome of the review and any related agreements or settlements with the relevant taxing authorities, the amount of the uncertainty, including amounts that would be recognized as a component of the effective tax rate, could change significantly. While the total amount of uncertainty to be resolved is not clear, it is reasonably possible that the uncertainties pertaining to this matter will be resolved in the next twelve months. We believe that we have adequately accounted for any material tax uncertainties in our existing reserves for all open tax years.

Net Income

Net income increased $11.8 million, or 77.0%, to $27.1 million during the current quarter compared to $15.3 million during the prior year quarter. The increase was due primarily to profitable growth in the business, increased operating leverage through expense management, lower interest expense and lower loss on early extinguishment of debt.

NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2018

Revenue and Gross Profit

Revenue increased $106.9 million, or 13.3%, to $908.4 million for the nine-month period ended September 30, 2019, or current nine-month period, as compared to $801.5 million for the nine-month period ended September 30, 2018, or prior year nine-month period. On a constant currency basis, revenue increased by $113.4 million, or 14.1%, for the current nine-month period compared to the prior year nine-month period. Our domestic operations contributed an increase of $135.1 million, primarily due to a 40.9% increase in line of credit revenue and a 13.7% increase in domestic installment loan and RPA revenue in the current nine-month period compared to the prior year nine-month period driven by strong customer demand for these products. Our international operations decreased $28.2 million (a decrease of $21.8 million on a constant currency basis), primarily resulting from a 50.5% decrease in short-term loan revenue, partially offset by a 3.6% increase in installment loan and RPA revenue as we decreased marketing spend in the United Kingdom.

Our gross profit increased by $52.1 million to $459.8 million for the current nine-month period from $407.7 million for the prior year nine-month period. On a constant currency basis, gross profit increased by $54.8 million for the current nine-month period compared to the prior year nine-month period. Our consolidated gross profit margin was relatively flat, decreasing only slightly to 50.6% for the current nine-month period, from 50.9% for the prior year nine-month period. Management expects the consolidated gross profit margin will continue to be influenced by the mix of loans to new and returning customers, the mix of lower-yielding and higher-yielding loan products, and loan originations.

The following tables set forth the components of revenue and gross profit, separated by product and between domestic and international for the current nine-month period and the prior year nine-month period (in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Revenue by product:
Short-term loans	$117,891	$161,538	$(43,647)	(27.0)%
Line of credit accounts	361,515	256,633	104,882	40.9
Installment loans and RPAs	428,208	382,264	45,944	12.0
Total loans and finance receivables revenue	907,614	800,435	107,179	13.4
Other	782	1,043	(261)	(25.0)
Total revenue	$908,396	$801,478	$106,918	13.3%

Revenue by product (% to total):
Short-term loans	13.0%	20.2%
Line of credit accounts	39.8	32.0
Installment loans and RPAs	47.1	47.7
Total loans and finance receivables revenue	99.9	99.9
Other	0.1	0.1
Total revenue	100.0%	100.0%

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Domestic:
Revenue	$812,802	$677,658	$135,144	19.9%
Cost of revenue	396,344	333,021	63,323	19.0
Gross profit	$416,458	$344,637	$71,821	20.8
Gross profit margin	51.2%	50.9%	0.3%	0.6%
International:
Revenue	$95,594	$123,820	$(28,226)	(22.8)%
Cost of revenue	52,264	60,789	(8,525)	(14.0)
Gross profit	$43,330	$63,031	$(19,701)	(31.3)
Gross profit margin	45.3%	50.9%	(5.6)%	(11.0)%
Total:
Revenue	$908,396	$801,478	$106,918	13.3%
Cost of revenue	448,608	393,810	54,798	13.9
Gross profit	$459,788	$407,668	$52,120	12.8
Gross profit margin	50.6%	50.9%	(0.3)%	(0.6)%

Average Loan Origination

The average loan origination amount is calculated as the total amount of combined loans originated and renewed for the period divided by the total number of combined loans originated and renewed for the period. The following table shows the average loan origination amount by product for the current nine-month period compared to the prior year nine-month period:

	Nine Months Ended
	September 30,
	2019	2018
Average loan origination amount (in ones) (a)
Short-term loans (b)	$429	$463
Line of credit accounts (c)	396	338
Installment loans (b)(d)	1,869	1,661
Total loans (b)(d)	$589	$573

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.

(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated financial statements.
(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount increased to $589 during the current nine-month period compared to $573 during the prior year nine-month period, due primarily to a greater mix of installment loans, which have higher principal amounts than other products, and line of credit account draws, which have increased as larger small business draws make up a larger portion of the line of credit account portfolio.

Loans and Finance Receivables Loss Experience

The cost of revenue in the current nine-month period was $448.6 million, which was composed of $449.1 million related to Company-owned loans and finance receivables offset by a $0.5 million decrease in the liability for estimated losses related to loans we guarantee through the CSO programs. The cost of revenue in the prior year nine-month period was $393.8 million, which was primarily composed of $393.8 million related to Company-owned loans and finance receivables. Total charge-offs, net of recoveries, were $439.2 million and $363.9 million in the current nine-month period and the prior year nine-month period, respectively.

Total Expenses

Total expenses increased $22.9 million, or 8.6%, to $288.0 million in the current nine-month period, compared to $265.1 million in the prior year nine-month period. On a constant currency basis, total expenses increased $26.2 million, or 9.9%, for the current nine-month period compared to the prior year nine-month period.

Marketing expense decreased to $92.6 million in the current nine-month period compared to $93.1 million in the prior year nine-month period. The decrease was due primarily to lower international spend, driven primarily by lower volume from lead providers and lower television and radio advertising. Lower marketing spend in our international business was partially offset by higher spend for our domestic business, driven by higher television advertising, direct mail and digital marketing expenses.

Operations and technology expense increased to $96.3 million in the current nine-month period compared to $81.0 million in the prior year nine-month period, due primarily to higher international selling expense, which includes ongoing expenses associated with complaints in the United Kingdom and higher underwriting costs primarily related to growth in domestic loan balances.

General and administrative expense increased $7.6 million, or 9.6%, to $87.2 million in the current nine-month period compared to $79.6 million in the prior year nine-month period, due primarily to higher corporate services personnel costs, driven primarily by an increase in headcount, and higher legal and compliance expenses.

Depreciation and amortization expense increased $0.5 million, or 4.2%, in the current nine-month period compared to the prior year nine-month period, due primarily to increased amortization on higher capitalized software development costs.

Interest Expense, Net

Interest expense, net decreased $3.5 million, or 5.8%, to $55.8 million in the current nine-month period compared to $59.3 million in the prior year nine-month period. The decrease was due primarily to a decrease in the weighted average interest rate on our outstanding debt to 8.74% during the current nine-month period from 9.80% during the prior year nine-month period, partially offset by an increase in the average amount of debt outstanding, which increased $75.5 million to $865.5 million during the current nine-month period from $790.0 million during the prior year nine-month period.

Provision for Income Taxes

The effective tax rate of 23.2% in the current nine-month period was higher than the effective tax rate of 3.9% in the prior year nine-month period due primarily to the acceleration of tax deductions in 2018 for prior-year loan-and fixed asset-related deferred tax items, coupled with the overall decrease in the federal tax rate from 35% to 21% resulting from the Tax Cuts and Jobs Act.

Net Income

Net income increased $25.8 million, or 41.9%, to $87.2 million during the current nine-month period compared to $61.4 million during the prior year nine-month period. The increase was due primarily to profitable growth in the business, increased operating leverage through expense management, lower interest expense and lower loss on early extinguishment of debt.

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

On June 30, 2017, we entered into a secured revolving credit agreement (as amended the “Credit Agreement”). On April 13, 2018, October 5, 2018 and July 1, 2019, we and certain of our operating subsidiaries entered into amendments to our Credit Agreement, as further described below. As of October 28, 2019, our available borrowings under the Credit Agreement were $123.8 million. Since 2016, we have entered into several consumer loan securitization facilities and offered asset-backed notes to fund our growth, primarily in our near-prime consumer installment loan business, as further described below under “Consumer Loan Securitization.” As of October 28, 2019, the outstanding balance under our securitization facilities was $341.4 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer loan securitization facilities.

As of September 30, 2019, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending, which could be expected to generate additional liquidity.

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

2019-A Notes

On October 17, 2019 (the “2019-A Closing Date”), we issued $138,888,000 Class A Asset Backed Notes (the “2019-A Class A Notes”), $44,445,000 Class B Asset Backed Notes (the “2019-A Class B Notes”), and $16,667,000 Class C Asset Backed Notes (the “2019-A Class C Notes” and, collectively with the 2019-A Class A Notes and the 2019-A Class B Notes, the “2019-A Notes”) through an indirect subsidiary. The 2019-A Class A Notes bear interest at 3.96%, the 2019-A Class B Notes bear interest at 6.17%, and the 2019-A Class C Notes bear interest at 7.62%. The 2019-A Notes are backed by a pool of unsecured consumer installment loans (“Securitization Receivables”) and represent obligations of the issuer only. The 2019-A Notes are not be guaranteed by us.

The net proceeds of the offering of the 2019-A Notes on the 2019-A Closing Date were used to acquire the Securitization Receivables from us, fund a reserve account and pay fees and expenses incurred in connection with the transaction. The amount of Securitization Receivables sold to the issuer on the 2019-A Closing Date was approximately $200.0 million. Additional Securitization Receivables totaling approximately $22.2 million are expected to be sold to the issuer by January 17, 2020.

The 2019-A Notes were offered only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act. The 2019-A Notes have not been registered under the Securities Act, or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States without registration or an applicable exemption from the Securities Act and applicable state securities or blue sky laws and foreign securities laws.

2018-A Notes

On October 31, 2018 (the “2018-A Closing Date”), we issued $95,000,000 Class A Asset Backed Notes (the “2018-A Class A Notes”) and $30,400,000 Class B Asset Backed Notes (the “2018-A Class B Notes” and, collectively with the 2018-A Class A Notes, the “2018-A Notes”), through an indirect subsidiary. The 2018-A Class A Notes bear interest at 4.20%, and the 2018-A Class B Notes bear interest at 7.37%. The 2018-A Notes are backed by a pool of Securitization Receivables and represent obligations of the issuer only. The 2018-A Notes are not guaranteed by us. Under the 2018-A Notes, Securitization Receivables are sold to a wholly-owned subsidiary of ours and serviced by another subsidiary of ours.

The net proceeds of the offering of the 2018-A Notes on the 2018-A Closing Date were used to acquire the Securitization Receivables from us, fund a reserve account and pay fees and expenses incurred in connection with the transaction.

The 2018-A Notes were offered only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act. The 2018-A Notes have not been registered under the Securities Act, or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States without registration or an applicable exemption from the Securities Act and applicable state securities or blue sky laws and foreign securities laws.

2019‑1 Facility

On February 25, 2019 (the “2019-1 Closing Date”), we and several of our subsidiaries entered into a receivables securitization (the “2019-1 Facility”) with PCAM Credit II, LLC, as lender (the “2019-1 Lender”). The 2019-1 Lender is an affiliate of Park Cities Asset Management, LLC. The 2019-1 Facility finances Securitization Receivables that have been and will be originated or acquired under our NetCredit and CashNetUSA brands by several of our subsidiaries and that meet specified eligibility criteria. Under the 2019-1 Facility, eligible Securitization Receivables are sold to a wholly-owned subsidiary of our (the “2019-1 Debtor”) and serviced by another subsidiary of us.

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

The Credit Agreement is secured by domestic receivables. The borrowing limit in the Credit Agreement, as amended, is $125 million and its maturity date is June 30, 2022. We had outstanding borrowings of $25.0 million under the Credit Agreement as of September 30, 2019.

The Credit Agreement provides for a revolving credit line with interest on borrowings under the facility at prime rate plus 1.00%. In addition, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the line, and ranges from 0.30% to 0.50% per annum depending on usage. A portion of the revolving credit facility, up to a maximum of $20 million, is available for the issuance of letters of credit. We had outstanding letters of credit under the Credit Agreement of $1.2 million as of September 30, 2019. The Credit Agreement provides for certain prepayment penalties if it is terminated on or before its first and second anniversary date, subject to certain exceptions.

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

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash flows provided by operating activities	$605,905	$468,160
Cash flows used in investing activities
Loans and finance receivables	$(570,532)	$(505,938)
Purchases of property and equipment	(16,459)	(11,303)
Other investing activities	4	93
Total cash flows used in investing activities	$(586,987)	$(517,148)
Cash flows provided by financing activities	$2,616	$141,234

Cash Flows from Operating Activities

Net cash provided by operating activities increased $137.7 million, or 29.4%, to $605.9 million for the current nine-month period from $468.2 million for the prior year nine-month period. The increase was driven primarily by overall growth in the business with interest and fees paid by customers outpacing operating cash outflows.

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

Cash Flows from Investing Activities

Net cash used in investing activities increased $69.8 million, or 13.5%, for the current nine-month period compared to the prior year nine-month period. This increase was due primarily to a $64.6 million increase in net cash invested in loans and finance receivables, reflecting a $134.1 million increase in the amount of loans and finance receivables originated or acquired in addition to a $69.5 million increase in payments received from customers. Additionally, purchases of property and equipment increased $5.2 million for the current nine-month period compared to the prior year nine-month period.

Cash Flows from Financing Activities

Cash flows used in financing activities for the current nine-month period were driven primarily by $8.8 million in net borrowings under our securitization facilities, $3.0 million in net borrowings under the Credit Agreement, and $10.6 million in treasury shares purchased. Cash flows used in financing activities for the prior year nine-month period were driven primarily by $375.0 million in borrowings related to the issuance of our 2025 Senior Notes, $9.2 million in debt issuance costs primarily related to the issuance our 2025 Senior Notes, $6.7 million of proceeds from the exercise of stock options and the $3.0 million payment of our promissory note related to a previous acquisition.

On September 15, 2017, we announced the Board of Directors had authorized a share repurchase program for the repurchase of up to $25.0 million of our common stock through December 31, 2019. The $25.0 million limit was reached in January 2019, with all share repurchases having been through open market transactions. On January 31, 2019, we announced the Board of Directors had authorized a share repurchase program for the repurchase of up to $50.0 million of our common stock through December 31, 2020. On October 24, 2019, we announced the Board of Directors had authorized a new share repurchase program totaling $75.0 million that expires December 31, 2020. The new program replaces the prior authorization of $50.0 million. During the current nine-month period, we paid $8.7 million to repurchase common stock under the share repurchase programs.

OFF-BALANCE SHEET ARRANGEMENTS

In certain markets, we arrange for consumers to obtain consumer loan products from independent third-party lenders through our CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loan. When a customer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan received by the customer from the third-party lender if the customer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default, which generally occurs after one payment is missed. As of September 30, 2019 and 2018, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $23.6 million and $30.1 million, respectively, which were guaranteed by us. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by us of $1.7 million and $2.2 million, as of September 30, 2019 and 2018, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets. Our CSO programs are further described under the caption “Products and Services” above.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2019 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following description of risk factors includes any material changes to risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the Annual Report on Form 10 K for the year ended December 31, 2018.

Our business and future results may be affected by a number of risks and uncertainties that should be considered carefully in evaluating us. In addition, this report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including the risks faced by us described below and in our Annual Report on Form 10 K for the year ended December 31, 2018. The occurrence of one or more of the events listed below and in our Annual Report on Form 10 K for the year ended December 31, 2018 could also have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Given the level of legal settlement expenses incurred by the subsidiary conducting our U.K. business and unsuccessful discussions with U.K regulators, we made the decision to exit the U.K. market, thereby decreasing the size of our total addressable market and curtailing growth plans in the U.K.

Effective October 25, 2019, in accordance with the provisions of the U.K. Insolvency Act 1986 (the “U.K Insolvency Act”) and pursuant to approval by the board of directors of our subsidiary, CashEuroNet UK, LLC (“CashEuroNet”), due to unsuccessful discussions with U.K. regulators, insolvency practitioners from Grant Thornton UK LLP were appointed as administrators of CashEuroNet. The effect of CashEuroNet’s entry into administration was to place the management, affairs, business and property of CashEuroNet under the direct control of the administrators. Accordingly, we will deconsolidate CashEuroNet beginning with the Annual Report on Form 10‑K for the year ended December 31, 2019 and will present CashEuroNet as discontinued operations in the fourth quarter of 2019. These actions decrease the size of our total addressable market and curtail our growth plans in the U.K.

The administration of our subsidiary, CashEuroNet, through which we conducted our U.K. business, could have an adverse impact on our liquidity and financial position.

Effective October 25, 2019, in accordance with the provisions of the U.K. Insolvency Act and pursuant to approval by the board of directors of CashEuroNet, insolvency practitioners from Grant Thornton UK LLP were appointed as administrators in respect of CashEuroNet. In conjunction with the administration, claims related to the management and financial support of CashEuroNet prior to the administration could be asserted, which could result in additional expense to us. We also may be required to provide certain administrative, technical and other services, and incur other exit costs and expenses related to CashEuroNet during its administration.  While we do not believe such claims or costs beyond the initial anticipated charge of $74.0 million are likely to have a material adverse impact on our results of operations or financial condition, we cannot provide complete assurance we will not experience significant additional claims or costs related to the administration of CashEuroNet and its prior business conducted in the U.K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b) (in thousands)
July 1 – July 31, 2019	68,990	21.29	68,690	47,932
August 1 – August 31, 2019	—	—	—	47,932
September 1 – September 30, 2019	12,787	21.99	12,234	47,663
Total	81,777	$21.40	80,924	$47,663

(a)	Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 300 and 553 for the months of July and September, respectively.
(b)

On September 15, 2017, the Company announced the Board of Directors had authorized a share repurchase program for the repurchase of up to $25.0 million of the Company’s common stock through December 31, 2019. The $25.0 million limit was reached in January 2019, with all share repurchases having been through open market transactions. On January 31, 2019, the Company announced the Board of Directors had authorized a share repurchase program for the repurchase of up to $50.0 million of the Company’s common stock through December 31, 2020 (the “January 2019 Authorization”). All share repurchases made under the January 2019 Authorization have been through open market transactions. On October 22, 2019, the Board of Directors authorized a new share repurchase program totaling $75.0 million that expires December 31, 2020. The new program replaces the January 2019 Authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2019	ENOVA INTERNATIONAL, INC.

	By:	/s/ Steven E. Cunningham
Steven E. Cunningham
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)