Form 10-K
period 2019-12-31
Enova International, Inc.
filed 2020-02-27
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter time that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of 33,039,620 shares of the registrant’s common stock, par value $0.00001 per share, held by non-affiliates on June 30, 2019 was approximately $761,563,241.

At February 24, 2020 there were 32,463,048 shares of the registrant’s Common Stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2020 Annual Meeting of stockholders are incorporated by reference into Part III of this report.

ENOVA INTERNATIONAL, INC.

YEAR ENDED DECEMBER 31, 2019

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
•

the effect of and compliance with domestic and international consumer credit, tax and other laws and government rules and regulations applicable to our business, including changes in such laws, rules and regulations, or changes in the interpretation or enforcement thereof, and the regulatory and examination authority of the Consumer Financial Protection Bureau with respect to providers of consumer financial products and services in the United States;

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
•

compliance with laws and regulations applicable to our international operations, including anti-corruption laws such as the Foreign Corrupt Practices Act and international anti-money laundering, trade and economic sanctions laws;

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

Overview

We are a leading technology and analytics company focused on providing online financial services. In 2019, we extended approximately $2.2 billion in credit or financing to borrowers. As of December 31, 2019, we offered or arranged loans or draws on lines of credit to consumers in 40 states and Washington D.C. in the United States and Brazil. We also offered financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through December 31, 2019, we have completed over 51.1 million customer transactions and collected approximately 37 terabytes of currently accessible consumer behavior data, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include short-term loans, line of credit accounts, installment loans and receivables purchase agreements (“RPAs”).

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

We have developed proprietary underwriting systems based on data we have collected over our more than 15 years of experience. These systems employ advanced risk analytics to decide whether to approve financing transactions, to structure the amount and terms of the financings we offer pursuant to jurisdiction-specific regulations and to provide customers with their funds quickly and efficiently. Our systems closely monitor collection and portfolio performance data that we use to continually refine the analytical models and statistical measures used in making our credit, purchase, marketing and collection decisions.

Our flexible and scalable technology platforms allow us to process and complete customers’ transactions quickly and efficiently. In 2019, we processed approximately 3.8 million transactions, and we continue to grow our loan and finance receivables portfolio and increase the number of customers we serve through desktop, tablet and mobile platforms. Our highly customizable technology platforms allow us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In 2012, we launched a new product in the United States designed to serve near-prime customers. In June 2014, we launched our business in Brazil, where we arrange financing for borrowers through a third-party lender. In addition, in July 2014, we introduced a new line of credit product in the United States to serve the needs of small businesses. In June 2015, we further expanded our product offering by acquiring certain assets of a company that provides financing and installment loans to small businesses by offering RPAs. These new products have allowed us to further diversify our product offerings and customer base.

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

Short-term consumer loans. Short-term consumer loans are unsecured loans written by us or by a third-party lender through our credit services organization program, which we refer to as our CSO program, that we arrange and guarantee. As of December 31, 2019, we offered or arranged short-term consumer loans in 15 states in the United States. Short-term consumer loans generally have terms of seven to 90 days, with proceeds typically deposited promptly in the customer’s bank account in exchange for a pre-authorized debit from their account or debit card. Due to the credit risk and high transaction costs of serving our customer segment, the interest and/or fees we charge are generally considered to be higher than the interest or fees charged to consumers with superior credit histories by banks and similar lenders who are typically unwilling to make unsecured loans to non-prime credit consumers. Our short-term consumer loans contributed approximately 9.7% of our total revenue in 2019, 14.5% in 2018, and 17.4% in 2017.

Line of credit accounts. We offer new consumer line of credit accounts in 12 states (and continue to service existing line of credit accounts in one additional state) in the United States and business line of credit accounts in 36 states in the United States, which allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with their terms of the line of credit account. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit. Our line of credit accounts contributed approximately 45.6% of our total revenue in 2019, 37.4% in 2018, and 36.0% in 2017.

Installment loans. Installment loans are longer-term loans that generally require the outstanding principal balance to be paid down in multiple installments. We offer, or arrange through our CSO program, as defined below, multi-payment unsecured consumer installment loan products in 37 states in the United States and small business installment loans in 18 states. We also offer or arrange multi-payment unsecured consumer installment loan products in Brazil. Terms for our installment loan products range between two and 60 months. These loans generally have higher principal amounts than short-term loans. The loan may be repaid early at any time with no prepayment charges. Our installment loans contributed approximately 42.7% of our total revenue in 2019, 46.7% in 2018, and 44.4% in 2017.

We have been investing and will continue to invest in the growth of our near-prime installment lending portfolio.

Receivables purchase agreements. Under RPAs, small businesses receive funds in exchange for a portion of the business’s future receivables at an agreed upon discount. In contrast, lending is a commitment to repay principal and interest and/or fees. A small business customer who enters into an RPA commits to delivering a percentage of its receivables through ACH or wire debits or by splitting credit card receipts until all purchased receivables are delivered. We offer RPAs in all 50 states and in Washington D.C. in the United States. RPAs contributed approximately 1.8% of our total revenue in 2019, 1.3% in 2018, and 2.1% in 2017.

CSO programs. We currently operate a CSO program in Texas. Until April 2019, we also operated a CSO program in Ohio. Through our current and former CSO programs, we provide services related to third-party lenders’ short-term and installment loan products by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under our CSO program include credit-related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents (“CSO loans”). When a consumer executes an agreement with us under our CSO program, we agree, for a fee payable to us by the consumer, to provide certain services, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. For CSO loans, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. We, in turn, are responsible for assessing whether or not we will guarantee such loan. The guarantee represents an obligation to purchase specific short-term loans, which for our CSO program, generally have terms of eight to 35 days, and specific installment loans, which have terms of four to six months, if they go into default.

As of December 31, 2019, 2018 and 2017, the outstanding amount of active short-term consumer loans originated by third-party lenders under the CSO programs was $14.9 million, $25.4 million and $28.9 million, respectively, which were guaranteed by us. The outstanding amount of active installment loans originated by third-party lenders under the CSO programs was $12.7 million, $4.2 million and $5.3 million as of December 31, 2019, 2018 and 2017, respectively, which were guaranteed by us.

Bank program. In March 2016, we launched a program with a state-chartered bank where we provide technology, loan servicing and marketing services to the bank (the “Bank Program”). Our bank partner offered unsecured consumer installment loans. We also had the ability to purchase loans originated through this program. In May 2018, as a result of a change in the law in Ohio, our bank partner suspended lending and we suspended purchasing loans through this program. In December 2019, we launched a similar Bank Program, whereby our bank partner offers unsecured consumer installment loans in multiple states in the United States. Revenue generated from these Bank Programs for the years ended December 31, 2019, 2018 and 2017 was 0.8%, 1.9% and 1.8% of our total revenue, respectively.

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

Our Markets

We currently provide our services in the following countries:

United States. We began our online business in the United States in May 2004. As of December 31, 2019, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, Headway Capital at www.headwaycapital.com and The Business Backer at www.businessbacker.com. The United States represented 98.2% of our total revenue in 2019 and 97.3% of our total revenue in 2018.

Brazil. In June 2014, we launched our business in Brazil under the name Simplic at www.simplic.com.br, where we arrange installment loans for a third party lender. We plan to continue to invest in and expand our financial services program in Brazil. Brazil represented 1.8% of total revenue in 2019 and 2.7% of total revenue in 2018.

Prior to October 25, 2019, we provided services in the United Kingdom under the names QuickQuid, Pounds to Pocket and On Stride Financial. Due in part to the challenging and uncertain regulatory environment, we evaluated potential courses of action with our regulator, including, but not limited to, a scheme of arrangement, to reduce exposure to complaints about historical lending. On October 24, 2019, we announced our intention to exit the U.K. market and on October 25, 2019, a licensed U.K. insolvency practitioner was appointed as administrator to take control of management of the U.K. business. As a result, we have deconsolidated our U.K. businesses and are presenting them as discontinued operations.

Key Financial and Operating Metrics

We have achieved significant growth since we began our online business as we have expanded our product offerings. We measure our business using several financial and operating metrics. Our key metrics include combined loans and finance receivables outstanding, in addition to other measures described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

This growth in product offerings has resulted in significant combined loans and finance receivables and revenue diversification, as set forth below:

Our Industry

The internet has transformed how consumers and small businesses shop for and acquire products and services. According to a study by the United Nations, 53.6% of the world’s population had access to the internet in 2019, a 9% increase from 2015. International Data Corporation reported that global internet usage is expected to increase at a pace of 2% annually through 2020. Accompanying the rise in internet usage is the continued disruption of storefront retail by e-commerce companies like Amazon, as consumers flock to purchase goods and interact with businesses online. According to the U.S. Census Bureau, e-commerce sales as a percent of total quarterly retail sales in the United States more than tripled from the first quarter of 2009 to the third quarter of 2019, reaching 11.2%. In addition, a number of traditional financial services, such as banking, bill payment and investing, have become widely available online. A March 2018 report by the Consumer and Community Development Research Section of the Federal Reserve Board’s Division of Consumer and Community Affairs found that approximately 50% of bank customers in a U.S. sample have used mobile banking as a means of accessing banking services. This level of use highlights the extent to which consumers now accept the internet for conducting their financial transactions and are willing to entrust their financial information to online companies. We believe the increased acceptance of online financial services has led to an increased demand for online lending and financing, the benefits of which include customer privacy, easy access, security, 24/7 availability to apply for a loan or financing, speed of funding and transparency of fees and interest.

We use the internet to serve the large and growing number of underbanked consumers and small businesses that have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. Demand from consumers has been fueled by several demographic and socioeconomic trends, including an overall increase in the population and stagnant to declining growth in the household income for working-class individuals. The necessity for alternative financial services was highlighted by a May 2019 report from the Federal Reserve, which found that 39% of respondents could not cover an emergency expense of $400, or would cover it by selling something or borrowing money. The report also found a sizeable portion of the population (22%) is unbanked or underbanked, with two-fifths of unbanked consumers turning to alternative financial services options in the prior year. Approximately 31% of respondents who applied for credit were denied credit or were offered less credit than they desired, and 3% of respondents desired credit but did not apply for fear of denial.

Small businesses are also suffering from lack of access to credit from traditional lenders. Among a sample of small businesses surveyed for the Federal Reserve Banks 2019 Small Business Credit Survey, 31% reported that lack of available capital is one of the three most significant challenges to the future growth and survival of their business. Similarly, according to a 2019 study by the Federal Reserve Banks, only 39% of nonemployer firms that were approved for financing received the full amount requested. Online lending and funding options are emerging as a solution for small businesses that are seeking capital. According to a 2018 report from the Cambridge Centre for Alternative Finance, online alternative finance platforms in the United States facilitated more than $10.1 billion of loans to small and medium enterprises in 2017, up 37% from 2015. The Federal Reserve found that 32% of small businesses surveyed applied for credit from online lenders. Aside from the need for capital, 63% of businesses surveyed seek out online lenders for their often faster, easier application process. In the Federal Reserve study, approved applicants cited the long wait for a credit decision and the difficult application process as top reasons for their dissatisfaction with banks, whereas online lenders performed the best in these areas.

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

Our Customers

Our subprime consumer customer base is comprised largely of individuals living in households that earn an average annual income of $41,000 in the United States and our U.S. near-prime customers earn an average annual income of $61,000. Based on our analysis of industry data, we believe our addressable markets are approximately 68 million individuals in the United States. The short-term lending market is sizable in the United States and Brazil. We estimate there is a $69 billion consumer lending opportunity market in the United States. In Brazil, we estimate there to be an $80 billion consumer loans market. Small business lending is also an attractive market opportunity, with a total U.S. small business loan market of $82 billion. Tighter banking regulations forced banks to vacate the market for loans under $1 million. Loans under $100 thousand are the fastest growing loan segment and accounts for 60% of all small business loan growth. Our small business customers who enter into RPAs average approximately $1.9 million in annual sales and 15 years of operating history, while those who obtain a line of credit account average approximately $473 thousand in annual sales and 7 years of operating history.

Our Competitive Strengths

We believe that the following competitive strengths position us well for continued growth:

•

Significant operating history and first mover advantage. As an early entrant in the online lending sector, we have accumulated approximately 37 terabytes of currently accessible consumer behavior data from more than 51 million transactions in our more than 15 years of experience. This database allows us to market to a customer base with an established borrowing history as well as to better evaluate and underwrite new customers, leading to better loan performance. In order to develop a comparable database, we believe that competitors would need to incur high marketing and customer acquisition costs, overcome customer brand loyalties and have sufficient capital to withstand higher early losses associated with unseasoned loan portfolios. Additionally, we are licensed in all jurisdictions that require licensing and believe that it would be difficult and time-consuming for a new entrant to obtain such licenses. We have also created strong brand recognition over our more than 15 years of operating history and we continue to invest in our brands, such as CashNetUSA, NetCredit, Headway Capital, The Business Backer, Simplic and Enova Decisions, to further increase our visibility.

•

Proprietary analytics, data and underwriting. We have developed a fully integrated decision engine that evaluates and rapidly makes credit and other determinations throughout the customer relationship, including automated decisions regarding marketing, underwriting, customer contact and collections. Our decision engine currently handles more than 100 algorithms and over 1,000 variables. These algorithms are constantly monitored, validated, updated and optimized to continuously improve our operations. Our proprietary models are built on over 15 years of lending history, using advanced statistical methods that take into account our experience with the millions of transactions we have processed during that time and the use of data from numerous third-party sources. Since we designed our system specifically for our specialized products, we believe our system provides more predictive assessments of future loan behavior than traditional credit assessments, such as the Fair Isaac Corporation score (“FICO score”), and therefore, results in better evaluation of our customer base.

•

Scalable and flexible technology platforms. Our proprietary technology platforms are designed to be powerful enough to handle the large volume of data required to evaluate customer applications and flexible enough to capitalize on changing customer preferences, market trends and regulatory requirements. These platforms have enabled us to achieve significant growth over more than 15 years as we have expanded our product offerings. We began offering installment loans in the United States in 2008 and added line of credit products in 2010. We have experienced significant growth in these products, with revenue contribution from installment and line of credit products increasing from 71.0% of total revenue in 2015 to 90.1% of total revenue in 2019. Due to the scalability of our platform, we were able to achieve this growth without significant investment in additional infrastructure, and over the past three years, capital expenditures have averaged only 1.8% of revenue per year. We expect our advanced technology and underwriting platform to help continue to drive significant growth in our business.

•

Focus on customer experience. We believe that non-prime credit consumers and small businesses are not adequately served by traditional lenders. To better serve these consumers and small businesses, we use customer-focused business practices, including extended-hours availability of our customer service team by phone, email and web chat. We continuously work to improve customer satisfaction by evaluating information from website analytics, customer surveys, contact center feedback and focus groups. Our contact center teams receive training on a regular basis and are monitored by quality assurance managers. We believe customers who wish to access credit or financing again often return to us because of our dedication to customer service, the transparency of our fees and interest charges and our adherence to trade association “best practices.”

•

Diligent regulatory compliance. We conduct our business in a highly regulated industry. We are focused on regulatory compliance and have devoted significant resources to comply with laws that apply to us, while we believe many of our online competitors have traditionally not done so. We tailor our lending products and services to comply with the specific requirements of each of the jurisdictions in which we operate, including laws and regulations relating to interest, fees, loan durations and renewals or extensions, loan amounts, disclosures and underwriting requirements. Our compliance experience and proprietary technology platform allow us to launch new products and to enter new geographic regions with a focus on compliance with applicable laws and customer protection. We are members of industry trade groups, including the Online Lenders Alliance in the United States, which have promulgated “best practices” for our industry that we have adopted. The flexibility of our online platform enables us to rapidly adapt our products as necessary to comply with changes in regulation, without the need for costly and time-consuming retraining of store-based employees and other expenses faced by our storefront competitors.

•

Proven history of growth and profitability. Over the last five years, we grew our net loan and finance receivables, which are the gross outstanding balances for our loan and finance receivables carried on the consolidated balance sheets net of the allowance for estimated losses, at a compound annual growth rate of 27.5%, from $374.0 million as of December 31, 2015 to $1,062.7 million as of December 31, 2019. Over the same period, our revenue grew at a compound annual growth rate of 22.4%, from $522.9 million in 2015 to $1,174.8 million in 2019, while Adjusted EBITDA grew at a compound annual growth rate of 27.5%, from $104.4 million to $275.6 million. Adjusted EBITDA margin has increased from 20.0% of revenue in 2015 to 23.5% of revenue in 2019. See note (a) in “Selected Financial Data—Part II, Item 6” of this report for a reconciliation of Adjusted EBITDA to net income and Adjusted EBITDA as a percentage of total revenue (which is Adjusted EBITDA margin).

•

Talented, highly educated employees. We believe we have one of the most skilled and talented teams of professionals in the industry. Our employees have exceptional educational backgrounds, with numerous post-graduate and undergraduate degrees in science, technology, engineering and mathematics fields. We hire and develop top talent from graduate and undergraduate programs at institutions such as Carnegie Mellon University, Northwestern University and the University of Chicago. The extensive education of our team is complemented by the experience our leadership team obtained at leading financial services companies and technology firms such as optionsXpress, Discover Financial Services, First American Bank, JPMorgan Chase and Groupon.

Our Growth Strategy

•

Increase penetration in existing markets through direct marketing. We believe that we have reached only a small number of the potential customers for our products and services in the markets in which we currently operate. We continue to focus on our direct customer acquisition channels, with direct marketing (traditional and digital) generating approximately 55% of our new consumer transactions in 2019, as compared to 32% in 2009. We believe these channels allow us to reach a larger customer base at a lower acquisition cost than the traditional online lead purchasing model. Additionally, as our smaller and less sophisticated competitors, both online and storefront, struggle to adapt to both regulatory developments and evolving customer preference, we believe we have the opportunity to gain significant market share.

•

Introduce new products and services. We plan to attract new categories of consumers and small businesses not served by traditional lenders through the introduction of new products and services. We have introduced new products to expand our businesses from solely single-payment consumer loans to installment loans, line of credit accounts and small business loans and financing, using our analytics expertise and our flexible and scalable technology platform. In 2012, we launched NetCredit, a longer duration installment loan product for near-prime consumers in the United States. In June 2014, we launched our business in Brazil, where we arrange loans for borrowers through a third party lender. In July 2014, we launched Headway Capital, a line of credit product in the United States that serves the needs of small businesses. In June 2015, we completed the purchase of certain assets of a company operating as The Business Backer, which allows us to provide short-term financing to small businesses throughout the United States through RPAs, and in 2017, The Business Backer began offering an installment loan product. In 2016, we launched a program with a state-chartered bank where we provide technology, loan servicing and marketing services to the bank on unsecured installment loans that it makes with consumers that have an APR at or below 36%. We suspended the program in 2018 and launched a similar program in 2019. Also in 2016, we launched Enova Decisions, our analytics-as-a-service product that uses our proprietary technology and analytics capabilities to offer businesses a solution for real-time decisioning at scale. We intend to continue to evaluate and offer new products and services that complement our online specialty financial services in order to meet the growing needs of our consumers and small businesses.

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
•

Back-end and customer relationship management (“CRM”) systems, which maintain customer-level data and are used by our contact center employees to provide real-time information for all inquiries. Our back-end system and CRM systems include, among other things, our contact management system, operational and marketing management system, automated phone system, Interactive Voice Response and contact center performance management system;

•	Decision engine, which rapidly evaluates and makes credit and financing decisions throughout the customer relationship; and
•	Financial system, which manages the external interface for funds transfers and provides daily accounting, reconciliation and reporting functions.

The key elements of our technology platforms include:

•

Scalable Information Technology infrastructure. Our Information Technology infrastructure allows us to meet customer demand and accommodate business growth. Our services rely on accessing, evaluating and creating large volumes of data including, for example, information collected from approximately 126 million credit reports during 2019. This rich dataset has grown significantly over our more than 15-year history and will continue to grow as our business expands. We believe that our scalable IT infrastructure enables us to meet substantial growth demands.

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

•

Redundant disaster recovery. Certain key parts of our technology platform, such as our phone system for handling customer service on consumer loans, are distributed across two different locations. In addition, critical components of our platform are redundant. This provides redundancy, fault tolerance and disaster recovery functionality in case of a catastrophic outage.

Proprietary Data and Analytics

Decision Engine

We have developed a fully integrated decision engine that evaluates and rapidly makes credit and other determinations throughout the customer relationship, including automated decisions regarding marketing, underwriting, customer contact and collections. Our decision engine currently handles more than 100 algorithms and over 1,000 variables. The algorithms in use are constantly monitored, validated, updated and optimized to continuously improve our operations. In order to support the daily running and ongoing improvement of our decision engine, we have assembled a highly skilled team of over 60 data and analytics professionals as of December 31, 2019.

Proprietary Data, Models and Underwriting

Our proprietary models are built on more than 15 years of history, using advanced statistical methods that take into account our experience with the millions of transactions we have processed during that time and the use of data from numerous third-party sources. We continually update our underwriting models to manage risk of defaults and to structure loan and financing terms. Our system completes these assessments within seconds of receiving the customer’s data.

Our underwriting system is able to assess risks associated with each customer individually based on specific customer information and historical trends in our portfolio. We use a combination of numerous factors when evaluating a potential customer, which can include a consumer’s income, rent or mortgage payment amount, employment history, external credit reporting agency scores, amount and status of outstanding debt and other recurring expenditures, fraud reports, repayment history, charge-off history and the length of time the customer has lived at his or her current address. While the relative weight or importance of the specific variables that we consider when underwriting a loan changes from product to product, generally, the key factors that we consider for loans include monthly gross income, disposable income, length of employment, duration of residency, credit report history and prior loan performance history if the applicant is a returning customer. Similar factors are considered for small business applicants and also include length of time in business, online business reviews, and sales volumes. Our customer base for consumer loans is predominantly in the low to fair range of FICO scores, with scores generally between 500 and 680 for most of our loan products. We generally do not take into account a potential customer’s FICO score when deciding whether to make a loan. A Vantage-Score is one of the factors in our credit models for our near-prime installment product in the United States. Since we designed our system specifically for our specialized products, we believe our system provides more predictive assessments of future payment behavior and results in better evaluation of our customer base when compared to traditional credit assessments, such as a FICO score.

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

Our brand, technology and analytics-powered approach to marketing has enabled us to increase the percentage of consumer loans sourced through direct marketing (where we have more visibility and control than in the lead purchase or affiliate channels) from approximately 32% in 2009 to 55% in 2019, and we believe we have also improved customer brand loyalty during the same period.

Customer Service

We believe that our in-house contact center and our emphasis on superior customer service are significant contributors to our growth. To best serve our consumers and small businesses, we use customer-oriented business practices, such as offering extended-hours customer service. We continuously work to improve our customers’ experience and satisfaction by evaluating information from website analytics, customer satisfaction surveys, contact center feedback, call monitoring and focus groups. Our contact center teams receive training on a regular basis, are monitored by quality assurance managers and adhere to rigorous internal service-level agreements. We do not outsource our contact center operations, except in Brazil. We have two contact center facilities to support our U.S. operations, one in our corporate offices in Chicago and another in Gurnee, Illinois, a Chicago suburb. As of December 31, 2019, we had 569 employees in our contact centers supporting our customers.

Collections

We operate centralized collection teams within our two contact centers to coordinate a consistent approach. We have implemented loan and financing collection policies and practices designed to optimize regulatory compliant loan and financing repayment, while also providing excellent customer service. Our collections employees are trained to help the customer understand available payment alternatives and make arrangements to repay the loan or financing. We use a variety of collection strategies to satisfy a delinquent loan, such as settlements and payment plans, or to adjust the delivery of finance receivables.

Contact center employees contact customers following the first missed payment and periodically thereafter. Our primary methods of contacting past due customers are through phone calls, letters and emails. At times, we sell loans that we are unable to collect to debt collection companies or place the debt for collection with debt collection companies.

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

Intellectual Property

Protecting our rights to our intellectual property is critical, as it enhances our ability to offer distinctive services and products to our customers, which differentiates us from our competitors. We rely on a combination of trademark laws and trade secret protections in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect the intellectual property rights related to our proprietary analytics, predictive underwriting models, tradenames and marks and software systems. We have several registered trademarks, including CashNetUSA and our “e” logo. These trademarks have varying expiration dates, and we believe they are materially important to us and we anticipate maintaining them and renewing them.

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

Operations

Management and Personnel

Executive Officers

Our executive officers, and information about each as of December 31, 2019, are listed below.

NAME	POSITION WITH ENOVA	AGE
David Fisher	Chief Executive Officer	50
Kirk Chartier	Chief Marketing Officer	56
Steven Cunningham	Chief Financial Officer	50
Sean Rahilly	General Counsel, Secretary & Chief Compliance Officer	46

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

Personnel

As of December 31, 2019, we had 1,325 employees, of whom 112 were responsible for the continued servicing of loans related to our discontinued U.K. operations.

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

Protection of Military Members and Dependents. The Military Lending Act (“MLA”) is a federal law that limits the annual percentage rate to 36% on certain consumer loans made to active duty members of the U.S. military, reservists and members of the National Guard and their immediate families. The MLA’s implementing regulation also contains various disclosure requirements, limitations on renewals and refinancing, as well as restrictions on the use of prepayment penalties, arbitration provisions and certain waivers of rights. The 36% annual percentage rate cap applies to a variety of consumer loan products, including short-term consumer loans. Therefore, due to these rate restrictions, we are unable to offer certain short-term consumer loans to active duty military personnel, active reservists and members of the National Guard and their immediate dependents. Federal law also limits the annual percentage rate on existing loans when the borrower, or spouse of the borrower, becomes an active-duty member of the military during the life of a loan. Pursuant to federal law, the interest rate must be reduced to 6% per year on amounts outstanding during the time in which the service member is on active duty.

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

Privacy and Security of Non-Public Customer Information. We are also subject to various federal and state laws and regulations relating to privacy and data security. Under these laws, including the federal Gramm-Leach-Bliley Act (“GLBA”) and the California Consumer Privacy Act of 2018 (“CCPA”), we must disclose to consumers our privacy policy and practices, including those policies relating to the sharing of consumers’ nonpublic personal information with third parties. These regulations also require us to ensure that our systems are designed to protect the confidentiality of consumers’ nonpublic personal information. These regulations also dictate certain actions that we must take to notify consumers if their personal information is disclosed in an unauthorized manner.

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

On October 6, 2017, the CFPB issued its Final Rule (the “Final Rule”) on Payday, Vehicle Title, and Certain High-Cost Installment Loans. The Final Rule would impose significant limitations on all short-term loans and longer-term loans with balloon payments. Among other provisions, the Final Rule requires lenders to conduct a specific assessment regarding a borrower’s ability to repay, including a requirement to verify borrowers’ income and major financial obligations. The Final Rule also includes limitations on the number of loans that certain borrowers can have within a specified time frame and requires additional disclosures in loan documents and notices and limitations regarding payments. The Final Rule was published in the Federal Register on November 17, 2017 and would apply to loan contracts entered into beginning August 19, 2019. On January 16, 2018, the CFPB issued a statement that it intends to engage in a rulemaking process to reconsider the Final Rule. On February 6, 2019, the CFPB issued two notices of proposed rulemaking: (1) to rescind the Final Rule’s mandatory underwriting provisions, including the ability to repay requirements and (2) to delay the August 19, 2019 compliance date for those provisions until November 19, 2020. On June 17, 2019 the CFPB issued a final rule to delay the compliance date for the Small Dollar Rule’s mandatory underwriting provisions to November 19, 2020. The provisions relating to payments were still scheduled to take effect on August 19, 2019, but the Final Rule has been stayed indefinitely by a Texas federal district court.

For further discussion of the CFPB and its regulatory, supervisory and enforcement powers, see “Risk Factors—Risks Related to Our Business and Industry— The Consumer Financial Protection Bureau has examination authority over our U.S. consumer lending business that could have a significant impact on our U.S. business” in Part I, Item 1A of this report.

U.S. State Regulation

Our consumer lending business is regulated under a variety of enabling state statutes, all of which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of the date of this report, we offer or arrange consumer loans in 40 states that have specific statutes and regulations that enable us to offer economically viable products. We currently do not offer consumer loans in the remaining states because we do not believe it is economically feasible to operate in those jurisdictions due to specific statutory or regulatory restrictions, such as interest rate ceilings, caps on the fees that may be charged, or costly operational requirements. However, we may later offer our consumer products or services in any of these states if we believe doing so may become economically viable because of changes in applicable statutes or regulations or if we determine we can broaden our product offerings to operate under existing laws and regulations.

The scope of state regulation of consumer loans, including the fees and terms of our products and services, varies from state to state. The terms of our products and services vary from state to state in order to comply with the laws and regulations of the states in which we operate. In addition, our advertising and marketing activities and disclosures are subject to review under various state consumer protection laws and other applicable laws and regulations. The states with laws that specifically regulate our consumer products and services may limit the principal amount of a consumer loan and set maximum fees or interest rates customers may be charged. Some states also limit a customer’s ability to renew a short-term consumer loan and require various disclosures to consumers. State statutes often specify minimum and maximum maturity dates for short-term consumer loans such as ours and, in some cases, specify mandatory cooling-off periods between transactions. Our collection activities regarding past due amounts may be subject to consumer protection laws and state regulations relating to debt collection practices. In addition, some states require certain disclosures or content to accompany our advertising or marketing materials. Also, some states require us to report short-term consumer loan activity to state-wide databases and restrict the number and/or principal amount of loans a consumer may have outstanding at any particular time or over the course of a particular period of time.

In Texas, where we offer our CSO program, we comply with the jurisdiction’s Credit Services Organization Act and related regulations. These laws generally define the services that we can provide to consumers and require us to provide a contract to the customer outlining our services and the cost of those services to the customer. In addition, these laws may require additional disclosures to consumers and may require us to be registered with the jurisdiction and/or be bonded.

We must also comply with state restrictions on the use of lead providers. Over the past few years, several states have taken actions that have caused us to discontinue the use of lead providers in those states. Other states may propose or enact similar restrictions on lead providers in the future.

Over the last few years, legislation that prohibits or severely restricts our consumer loan products and services has been introduced or adopted in a number of states. As a result, we have ceased making consumer loans in several states where we formerly made such loans, and we have also modified our business operations in other states where restrictive legislation has been enacted. For example, Maryland passed a law in 2017 that limits the total fees, charges and interest that can be assessed on unsecured revolving credit plans with Maryland consumers to an effective rate of 33% per year. The law went into effect on July 1, 2017 with regard to new revolving credit plans. In October 2018, Ohio enacted House Bill 123. The law took effect on April 27, 2019, and placed new restrictions on companies operating under the Ohio Credit Services Organization Act, the Ohio Small Loan Act, and the Ohio General Loan Law. We previously offered services under the Credit Services Organization Act but began offering a credit product under the Ohio Short-Term Loan Act after the implementation date of House Bill 123. Additional legislation or regulations targeting or otherwise directly affecting our products and services have also been recently passed in several states. We regularly monitor proposed legislation or regulations that could affect our business.

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

Our products and services are subject to extensive regulation, supervision and licensing under various federal, state, local and international statutes, ordinances, regulations, rules and guidance. For example, our loan products may be subject to requirements that generally mandate licensing or authorization as a lender or as a credit services organization or credit access business (collectively, “CSO”), establish limits on the amount, duration, renewals or extensions of and charges for (including interest rates and fees) various categories of loans, direct the form and content of our loan contracts and other documentation, restrict collection practices, outline underwriting requirements and subject us to periodic examination and ongoing supervision by regulatory authorities, among other things. We must comply with federal laws, such as TILA, ECOA, FCRA, EFTA, GLBA and Title X of the Dodd-Frank Act, among other laws, as well as regulations adopted to implement those laws. In addition, our marketing and disclosure efforts and the representations made about our products and services are subject to unfair and deceptive practice statutes, including the FTC Act, the TCPA and the CAN-SPAM Act of 2003 in the United States and analogous state statutes under which the FTC, the CFPB, state attorneys general or private plaintiffs may bring legal actions.

We are also subject to various international laws, licensing or authorization requirements in connection with the products or services we offer in Brazil, which are discussed below. Compliance with applicable laws, regulations, rules and guidance requires forms, processes, procedures, training, controls and the infrastructure to support these requirements. Compliance may also create operational constraints, be costly or adversely affect operating results. See “Business—Regulation” of Part I, Item 1 of this report for further discussion of the laws applicable to us.

The regulatory environment in which we conduct our business is extensive and complex. From time to time we become aware of instances where our products and services have not fully complied with requirements under applicable laws and regulations or applicable contracts. Determinations of compliance with applicable requirements or contracts, such as those discussed above, can be highly technical and subject to varying interpretations. When we become aware of such an instance, whether as a result of our compliance reviews, regulator inquiry, customer complaint or otherwise, we generally conduct a review of the activity in question and determine how to address it, such as modifying the product, making customer refunds or providing additional disclosure. We also evaluate whether reports or other notices to regulators are required and provide notice to regulators whenever required. In some cases, we have decided and will decide to take corrective action even after applicable statutory or regulatory cure periods have expired, and in some cases we have notified regulators even where such notification may not have been required. Regulators or customers reviewing such incidents or remedial activities may interpret the laws, regulations and customer contracts differently than we have, or may choose to take regulatory action against us or bring private litigation against us notwithstanding the corrective measures we have taken. This may be the case even if we no longer offer the product or service in question.

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

Governments at the national, state and local levels, as well as international governments, may seek to impose new laws, regulatory restrictions or licensing requirements that affect the products or services we offer, the terms on which we may offer them, and the disclosure, compliance and reporting obligations we must fulfill in connection with our lending and financing business. They may also interpret or enforce existing requirements in new ways that could restrict our ability to continue our current methods of operation or to expand operations, impose significant additional compliance costs, and may have a negative effect on our business, prospects, results of operations, financial condition and cash flows. In some cases, these measures could even directly prohibit some or all of our current business activities in certain jurisdictions or render them unprofitable and/or impractical to continue.

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

On October 6, 2017, the CFPB issued its final rule on payday and certain high-cost installment loans, also known as the “Small Dollar Rule,” which would cover some of the loans we offer. The Small Dollar Rule requires that lenders who make short-term loans and longer-term loans with balloon payments reasonably determine consumers’ ability to repay the loans according to their terms before issuing the loans. The Small Dollar Rule also introduces new limitations on repayment processes for those lenders as well as lenders of other longer-term loans with an annual percentage rate greater than 36 percent that include an ACH authorization or similar payment provision. If a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. For loans covered by the Small Dollar Rule, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed payment attempts. The Small Dollar Rule has a compliance date of August 19, 2019, but was stayed indefinitely by a Texas federal district court. On October 26, 2018, the CFPB under then-acting Director Mick Mulvaney announced that the CFPB would reconsider the Small Dollar Rule. In December 2018, Kathy Kraninger was confirmed by the Senate as the CFPB’s new director. Following her confirmation, the CFPB announced that it would revisit the Small Dollar Rule. On February 6, 2019, the CFPB issued two notices of proposed rulemaking: (1) to rescind the Small Dollar Rule’s mandatory underwriting provisions, including the ability to repay requirements and (2) to delay the August 19, 2019 compliance date for those provisions until November 19, 2020. On June 17, 2019 the CFPB issued a final rule to delay the compliance date for the Small Dollar Rule’s mandatory underwriting provisions to November 19, 2020. It is likely that there will be legal challenges to the Small Dollar Rule before it goes into effect. We cannot currently assess the likelihood that the CFPB will make additional changes to the Small Dollar Rule, nor whether the Small Dollar Rule will become effective. If the Small Dollar Rule does become effective in its current proposed form, we will need to make certain changes to our payment processes and customer notifications in our U.S. consumer lending business. If we are not able to execute these changes effectively because of unexpected complexities, costs or otherwise, we cannot guarantee that the Small Dollar Rule will not have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows.

Our advertising and marketing materials and disclosures have been and continue to be subject to regulatory scrutiny.

In the jurisdictions where we operate, our advertising and marketing activities and disclosures are subject to regulation under various industry standards, consumer protection laws, and other applicable laws and regulations. Consistent with the consumer lending industry as a whole, our advertising and marketing materials have come under increased scrutiny.

Going forward, there can be no guarantee that we will be able to advertise and market our business in a manner we consider effective. Any inability to do so could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Significant changes in international laws or regulations or a deterioration of the political, regulatory or economic environment of Brazil, or any other country in which we begin operations, could affect our operations in these countries.

We offer, arrange and/or service online consumer loans to customers in Brazil. New legislation or regulations could further restrict the consumer loan products we offer.

Significant changes in international laws or regulations or a deterioration of the political, regulatory or economic environment of Brazil could restrict our ability to sustain or expand our operations. Similarly, a significant change in laws, regulations or overall treatment (including an interpretation or application of such laws and regulations not anticipated when exploring or initiating business) or a deterioration of the political, regulatory or economic environment of any other country in which we may decide to do business, could also materially adversely affect our prospects and could restrict our ability to initiate a pilot program or develop a pilot program into full business operations.

The administration of our subsidiary, CashEuroNet, through which we conducted our U.K. business, could have an adverse impact on our liquidity and financial position.

Effective October 25, 2019, in accordance with the provisions of the U.K. Insolvency Act and pursuant to approval by the board of directors of CashEuroNet, insolvency practitioners from Grant Thornton UK LLP were appointed as administrators in respect of CashEuroNet. In conjunction with the administration, claims related to the management and financial support of CashEuroNet prior to the administration could be asserted, which could result in additional expense to us. We are currently providing certain administrative, technical and other services, and incur other exit costs and expenses related to CashEuroNet during its administration. While we do not believe there will be claims or costs beyond the initial anticipated charge of $74.5 million, we cannot provide complete assurance we will not experience significant additional claims or costs related to the administration of CashEuroNet and its prior business conducted in the U.K.

We have previously ceased business in certain jurisdictions due to regulatory restrictions and, if we are forced to exit many key jurisdictions due to regulatory restrictions, it could adversely affect our business as a whole.

In the past we have ceased business in, restricted our operations in, or chosen not to begin business in, certain jurisdictions due to regulatory restrictions which render our operations impermissible, unprofitable or impractical. In addition, because we are in some cases subject to state/provincial and local regulation in addition to federal/national regulation, we may restrict or discontinue business in certain jurisdictions within countries where we are otherwise active. For example, as of December 31, 2019, we did not offer or arrange consumer loans in 10 U.S. states because we do not believe it is economically feasible to operate in those jurisdictions due to specific statutory or regulatory restrictions, such as interest rate ceilings or caps on the fees that may be charged.

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

On May 7, 2019, the CFPB issued a Notice of Proposed Rulemaking under the FDCPA (the “Proposed Debt Collection Rule”) which would apply to third-party debt collectors covered by the FDCPA, including our attempts to collect certain debt originated by other lenders such as under our CSO program. The Proposed Debt Collection Rule would not apply to our attempts to collect debt that we originate; however, the CFPB previously announced its intent to separately address consumer protection issues involving first-party debt collectors. The CFPB has not defined a date for issuance of the final rule or the ultimate implementation date. We cannot currently assess the likelihood that the CFPB will make additional changes to the Proposed Debt Collection Rule, nor when the Proposed Debt Collection Rule will become effective. Restrictions on our third-party debt collectors or that apply to our attempts to collect debt originated by other lenders, may have an adverse impact on our U.S. products and services.

Non-U.S. jurisdictions also regulate debt collection. We could be subject to fines, written orders or other penalties if we, or parties working on our behalf, are determined to have violated the FDCPA or analogous state or international laws, which could have a material adverse effect on our reputation, business, prospects, results of operations, financial condition and cash flows.

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

In the United States, the FCRA regulates the collection, dissemination and use of consumer information, including consumer credit information. Compliance with the FCRA and related laws and regulations concerning consumer reports has recently been under regulatory scrutiny. The FCRA requires us to provide a Notice of Adverse Action to a consumer loan applicant when we deny an application for credit, which, among other things, informs the applicant of the action taken regarding the credit application and the specific reasons for the denial of credit. The FCRA also requires us to promptly update any credit information reported to a consumer reporting agency about a consumer and to allow a process by which consumers may inquire about credit information furnished by us to a consumer reporting agency. Historically, the FTC has played a key role in the implementation, oversight, enforcement and interpretation of the FCRA. Pursuant to the Dodd-Frank Act, the CFPB has primary supervisory, regulatory and enforcement authority of FCRA issues, although the FTC also retains its enforcement role regarding the FCRA. The CFPB has taken a more active approach than the FTC, including with respect to regulation, enforcement and supervision of the FCRA. Changes in the regulation, enforcement or supervision of the FCRA may materially affect our business if new regulations or interpretations by the CFPB or the FTC require us to materially alter the manner in which we use personal data in our credit underwriting. In 2018, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which came into effect on January 1, 2020 and expands the privacy rights of California residents and regulates the sale of the consumer information of California residents. Compliance with the CCPA may increase the cost of conducting business in California and we could see increased litigation costs once the law goes into effect. Several other states have proposed legislation regarding data privacy and use, which, if passed, could create more risks and potential costs.

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

Control of the Congress and the executive branch of the U.S. government could have a significant impact on financial services legislation passed in Congress and signed into law.

In January 2019, the Democratic party took control of the House of Representatives. We expect this may lead to a heightened degree of oversight from the House of Representatives, particularly with respect to the CFPB, and additional legislation relating to consumer financial services generated by the House of Representatives. Continued Republican control of the U.S. Senate and the Presidency makes it unlikely that any material legislation detrimental to our business will be enacted. The results of the 2020 presidential and congressional elections could have further impacts on our industry if new legislation or regulations are adopted, which may depend in part on which major political party controls the Congress or the Presidency. We are unable to predict at this time the effect of any such new legislation or regulations.

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

A portion of our short-term consumer loan and installment loan revenue depends in part on the willingness and ability of unaffiliated third-party lenders, through the CSO program, to make loans to customers. We also utilize many other third parties to provide services to facilitate our lending and financing, including in our underwriting and payment processing. In addition, we rely on a third party lender in connection with our lending business in Brazil. The loss of the relationship with any of these third parties, and an inability to replace them or the failure of these third parties to maintain quality and consistency in their programs or services or to have the ability to provide their products and services, could cause us to lose customers and substantially decrease the revenue and earnings of our business. Our revenue and earnings could also be adversely affected if any of those third-party providers make material changes to the products or services that we rely on. We also use third parties to support and maintain certain of our communication systems and information systems. If a third-party provider fails to provide its products or services, makes material changes to such products and services, does not maintain its quality and consistency or fails to have the ability to provide its products and services, our operations could be disrupted. Any of these events could result in a loss of revenue and could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Our business depends on the uninterrupted operation of our systems and business functions, including our information technology and other business systems, as well as the ability of such systems to support compliance with applicable legal and regulatory requirements.

Our business is highly dependent upon our employees’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as internet support, contact center activities, and processing and servicing of our loans and receivables purchase agreements. A shut-down of or inability to access the facilities in which our internet operations and other technology infrastructure are based, such as a power outage, a failure of one or more of our information technology, telecommunications or other systems, or sustained or repeated disruptions of such systems could significantly impair our ability to perform such functions on a timely basis and could result in a deterioration of our ability to underwrite, approve and process loans and finance receivables, provide customer service, perform collections activities, or perform other necessary business functions. Any such interruption could have a materially adverse effect on our business, prospects, results of operations, financial condition and cash flows.

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

As more fully described under Note 1 to our consolidated financial statements for the year ended December 31, 2019 included in Part II, Item 8, Financial Statements and Supplementary Data in this report, we utilize a variety of underwriting criteria, monitor the performance of our loan portfolios and maintain either an allowance or liability for estimated losses on loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the receivables portfolio and expected losses from loans guaranteed under the CSO programs. The allowance deducted from the carrying value of loans and finance receivables was $176.9 million at December 31, 2019, and the liability for estimated losses on third-party lender-owned consumer loans was $1.5 million at December 31, 2019. These reserves are estimates, and if actual loan losses or losses on our receivables purchase agreements are materially greater than our reserves, our results of operations and financial condition could be adversely affected. In addition, if we do not successfully manage credit risk for our unsecured loans and receivables purchase agreements through our underwriting, we could incur substantial credit losses due to customers being unable to repay their loans or financings. Any failure to manage credit risk could materially adversely affect our business, prospects, results of operations, financial condition and cash flows.

We are subject to impairment risk.

At December 31, 2019, we had goodwill totaling $267.0 million on our consolidated balance sheets, all of which represents assets capitalized in connection with acquisitions and business combinations. Accounting for goodwill requires significant management estimates and judgment. Events may occur in the future, and we may not realize the value of our goodwill. Management performs periodic reviews of the carrying values of our goodwill to determine whether events and circumstances indicate that impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill or an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the goodwill or intangible asset would occur, resulting in a non-cash charge, which could adversely affect our results of operations and could also lead to our inability to comply with certain covenants in our financing documents, which could cause a default under those agreements.

We are subject to anticorruption laws including the U.S. Foreign Corrupt Practices Act, anti-money laundering laws and economic sanctions laws, and our failure to comply therewith, particularly as we continue to expand internationally, could result in penalties that could harm our reputation and have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

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

If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse effect on our business, reputation, results of operations and financial condition. Any investigation of any potential violations of the FCPA or other anticorruption laws by U.S. or foreign authorities could harm our reputation and could have a material adverse effect on our business, reputation, prospects, results of operations, financial condition and cash flows.

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

Our continued international expansion could increase the risk of violations of FCPA, anti-money laundering laws, OFAC regulations, or similar applicable laws and regulations in the future.

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

We are subject to the risk of unexpected changes in foreign currency exchange rates by virtue of our loans to residents of Brazil. In 2019, 1.8% of our total revenue was derived from our international operations. Our results of operations and certain of our intercompany balances associated with our Brazil business are denominated in their respective currencies and are, as a result, exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, gross profit and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances.

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

A successful penetration or circumvention of the security of our systems could cause serious negative consequences, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or systems or those of our customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us. In addition, our applicants provide sensitive information, including bank account information when applying for loans or financing. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer bank account and other personal information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Data breaches can also occur as a result of non-technical issues. In addition, federal and some state regulators are considering rules and standards to address cybersecurity risks and many U.S. states have already enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and may lead to widespread negative publicity, which may cause customers to lose confidence in the effectiveness of our data security measures.

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

The business of providing products and services such as ours over the internet is dynamic and relatively new. We must keep pace with rapid technological change, consumer and small business use habits, internet security risks, risks of system failure or inadequacy, and governmental regulation and taxation, and each of these factors could adversely impact our business. In addition, concerns about fraud, computer security and privacy and/or other problems may discourage additional consumers and small businesses from adopting or continuing to use the internet as a medium of commerce. In countries such as the United States, where e-commerce generally has been available for some time and the level of market penetration of our online financial services is relatively high, acquiring new customers for our services may be more difficult and costly than it has been in the past. In order to expand our customer base, we must appeal to and acquire customers who historically have used traditional means of commerce to conduct their financial services transactions. If these customers prove to be less profitable than our previous customers, and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new customers, our business could be adversely impacted.

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

As disclosed in Note 1 to the Consolidated Financial Statements, we plan on utilizing the fair value option for our loan and finance receivables portfolio effective January 1, 2020. The fair values of our loans and finance receivables are determined using Level 3 inputs for which changes could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. A variety of factors including, but not limited to, estimated customer default rates, the timing of expected payments, estimated costs to service the portfolio, interest rates, and valuations of comparable portfolios may ultimately affect the fair values of our loans and finance receivables. Modifications to our assumptions due to the passage of time and more information becoming available could result in material changes to our fair value calculations.

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

As of December 31, 2019 we had approximately $991.2 million of total debt outstanding. Interest expense on our indebtedness totaled $76.9 million during the year ended December 31, 2019. Our level of debt could have important consequences to our stockholders, including:

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

We lease our corporate headquarters, which is located in Chicago, Illinois. We maintain a leased office in Gurnee, Illinois for one of our contact center operations, Blue Ash, Ohio for The Business Backer operations and São Paulo, for our Brazilian operations. We also operate a leased office out of South Jordan, Utah focusing on consumer application intake and support functions. We believe that our leased facilities are adequate to support our operations and that, as needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

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

Stockholders

There were 297 registered stockholders of record of Enova common stock as of February 24, 2020.

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

Performance Graph

The following graph shows a comparison of the cumulative total shareholder return for our common stock to the total shareholder return for the S&P SmallCap 600® Index and with our peer group from December 31, 2014 through December 31, 2019. This data assumes an investment of $100 in each of our common stock and the two indices on December 31, 2014 and that all dividends were reinvested. Our peer group index is comprised of CoreLogic, Inc., Envestnet, Inc., Fair Isaac Corporation, Green Dot Corporation, Groupon, Inc., Grubhub, Inc., LendingClub Corporation, Morningstar, Inc. Nelnet, Inc., On Deck Capital, Inc., OneMain Holdings, Inc., Regional Management Corp., SS&C Technologies Holdings, Inc., and World Acceptance Corp.

Unregistered Sales of Equity Securities

We did not sell any unregistered securities during the three years ended December 31, 2019.

Issuer Purchases of Equity Securities

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b) (in thousands)
October 1 – October 31, 2019	224,512	$20.46	223,001	$74,548
November 1 – November 30, 2019	381,084	23.14	381,084	65,731
December 1 – December 31, 2019	420,900	23.28	420,900	55,931
Total	1,026,496	$22.61	1,024,985	$55,931

(a)

Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 1,511 shares for the month of October. See Note 12 in the Notes to Consolidated Financial Statements for additional details on the Company’s stock-based compensation plans.

(b)

On September 15, 2017, the Company announced the Board of Directors had authorized a share repurchase program for the repurchase of up to $25.0 million of the Company’s common stock through December 31, 2019. The $25.0 million limit was reached in January 2019. On January 31, 2019, the Company announced the Board of Directors had authorized a share repurchase program for the repurchase of up to $50.0 million of the Company’s common stock through December 31, 2020 (the “January 2019 Authorization”). On October 22, 2019, the Board of Directors authorized a new share repurchase program totaling $75.0 million that expires December 31, 2020. The new program replaces the January 2019 Authorization. All share repurchases made under these repurchase authorizations have been through open market transactions.

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share)	Year Ended December 31,
	2019	2018	2017	2016	2015
Statement of Income Data:
Revenue	$1,174,757	$972,621	$728,903	$642,091	$522,897
Cost of revenue	602,894	503,405	353,488	301,186	204,652
Gross Profit	571,863	469,216	375,415	340,905	318,245
Expenses
Marketing	115,132	95,960	76,558	71,959	81,974
Operations and technology	84,262	78,367	69,631	61,043	48,416
General and administrative	109,204	105,143	99,754	95,461	96,354
Depreciation and amortization	15,055	14,200	13,282	14,408	16,922
Total Expenses	323,653	293,670	259,225	242,871	243,666
Income from Operations	248,210	175,546	116,190	98,034	74,579
Interest expense, net	(75,604)	(79,364)	(74,005)	(66,453)	(52,953)
Foreign currency transaction (loss) gain, net	(216)	(2,318)	381	1,569	(928)
Loss on early extinguishment of debt	(2,321)	(24,991)	(22,895)	—	—
Income before Income Taxes	170,069	68,873	19,671	33,150	20,698
Provision for income taxes	42,053	5,301	2,057	13,844	8,345
Net income from continuing operations	128,016	63,572	17,614	19,306	12,353
Net (loss) income from discontinued operations	(91,404)	6,526	11,626	15,296	31,639
Net Income	$36,612	$70,098	$29,240	$34,602	$43,992
Earnings Per Share:
Earnings per common share – basic:
Continuing operations	$3.80	$1.87	$0.52	$0.58	$0.37
Discontinued operations	(2.71)	0.19	0.35	0.46	0.96
Total earnings per common share – basic	$1.09	$2.06	$0.87	$1.04	$1.33
Earnings per common share – diluted:
Continuing operations	$3.72	$1.81	$0.52	$0.58	$0.37
Discontinued operations	(2.66)	0.18	0.34	0.46	0.96
Total earnings per common share – diluted	$1.06	$1.99	$0.86	$1.03	$1.33
Weighted average common shares outstanding:
Basic	33,715	33,993	33,523	33,192	33,006
Diluted	34,398	35,176	34,132	33,462	33,026
Other Financial Data:
Adjusted EPS (a)	$4.08	$2.39	$1.03	$0.66	$0.65
Adjusted EBITDA (a)	275,602	202,039	138,421	117,664	104,401
Adjusted EBITDA margin (a)	23.5%	20.8%	19.0%	18.3%	20.0%
Gross profit margin	48.7%	48.2%	51.5%	53.1%	60.9%
Number of employees (at period end)	1,213	1,043	939	920	911
Balance Sheet Data (at period end):
Cash and cash equivalents	$35,895	$28,114	$49,772	$27,577	$26,912
Loans and finance receivables, net	1,062,650	780,112	625,407	504,938	374,034
Total assets	1,574,352	1,334,351	1,163,669	986,550	724,851
Long-term debt	991,181	857,929	788,542	649,911	541,909
Total stockholders' equity	376,613	347,768	281,687	241,699	205,968
Other Operating Data:
Combined loans and finance receivables, gross
Short-term loans (b)	$44,621	$63,156	$63,006	$60,849	$55,710
Line of credit accounts	392,837	227,563	170,068	144,141	100,809
Installment loans and RPAs (b)	829,691	663,311	534,304	420,839	310,628
Total combined loans and finance receivables, gross (b)	$1,267,149	$954,030	$767,378	$625,829	$467,147
Combined loan and finance receivable originations
Short-term loans	$663,273	$802,655	$735,577	$762,297	$871,453
Line of credit accounts	642,914	393,547	301,255	318,385	237,325
Installment loans and RPAs	941,955	782,198	615,622	547,449	438,060
Total combined originations	$2,248,144	$1,978,400	$1,652,454	$1,628,131	$1,546,838

(a)

The tables below show reconciliations of Adjusted Earnings, Adjusted Earnings per Share and Adjusted EBITDA, non-GAAP measures, to Net Income, Diluted Earnings per Share and Adjusted EBITDA as a percentage of total revenue, which is Adjusted EBITDA margin (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Net income from continuing operations	$128,016	$63,572	$17,614	$19,306	$12,353
Adjustments:
Loss on early extinguishment of debt(1)	2,321	24,991	22,895	—	—
Acquisition-related costs(2)	—	—	(2,358)	(3,300)	—
Lease termination and cease use costs(3)	726	—	—	—	3,270
Intangible asset amortization	1,070	1,070	1,080	1,137	494
Stock-based compensation expense	11,967	11,660	11,307	8,522	9,630
Foreign currency transaction loss (gain), net	216	2,318	(381)	(1,569)	928
Cumulative tax effect of adjustments	(3,907)	(8,885)	(7,435)	(1,904)	(5,373)
Discrete tax adjustments(4)	(141)	(11,237)	(7,452)	—	—
Regulatory settlement(5)	—	633	—	—	—
Adjusted earnings	$140,268	$84,122	$35,270	$22,192	$21,302

Diluted earnings per share from continuing operations	$3.72	$1.81	$0.52	$0.58	$0.37
Adjustments:
Loss on early extinguishment of debt(1)	0.07	0.71	0.67	—	—
Acquisition related costs(2)	—	—	(0.07)	(0.10)	—
Lease termination and cease use costs(3)	0.02	—	—	—	0.10
Intangible asset amortization	0.03	0.03	0.03	0.04	0.01
Stock-based compensation expense	0.35	0.33	0.33	0.26	0.29
Foreign currency transaction loss (gain), net	—	0.06	(0.01)	(0.05)	0.03
Cumulative tax effect of adjustments	(0.11)	(0.25)	(0.22)	(0.07)	(0.15)
Discrete tax adjustments(4)	—	(0.32)	(0.22)	—	—
Regulatory settlement(5)	—	0.02	—	—	—
Adjusted earnings per share	$4.08	$2.39	$1.03	$0.66	$0.65

	Year Ended December 31,
	2019	2018	2017	2016	2015
Net income from continuing operations	$128,016	$63,572	$17,614	$19,306	$12,353
Depreciation and amortization expenses	15,055	14,200	13,282	14,408	16,922
Interest expense, net	75,604	79,364	74,005	66,453	52,953
Foreign currency transaction loss (gain), net	216	2,318	(381)	(1,569)	928
Provision for income taxes	42,053	5,301	2,057	13,844	8,345
Stock-based compensation expense	11,967	11,660	11,307	8,522	9,630
Adjustments:
Loss on early extinguishment of debt(1)	2,321	24,991	22,895	—	—
Acquisition-related costs(2)	—	—	(2,358)	(3,300)	—
Lease termination and cease-use costs(3)	370	—	—	—	3,270
Regulatory settlement(5)	—	633	—	—	—
Adjusted EBITDA	$275,602	$202,039	$138,421	$117,664	$104,401
Adjusted EBITDA margin calculated as follows:
Total revenue	$1,174,757	$972,621	$728,903	$642,091	$522,897
Adjusted EBITDA	$275,602	$202,039	$138,421	$117,664	$104,401
Adjusted EBITDA as a percentage of total revenue	23.5%	20.8%	19.0%	18.3%	20.0%

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

(4)	For the years ended December 31, 2018 and 2017, we recorded income tax benefits of $11.2 million and $7.5 million, respectively, from the U.S. Tax Cuts and Jobs Act.
(5)

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
Short-term loan balances, gross:
Company owned	$29,764	$37,768	$34,131	$34,757	$30,559
Guaranteed by the Company	14,857	25,388	28,875	26,092	25,151
Combined	$44,621	$63,156	$63,006	$60,849	$55,710
Line of credit account balances, gross:
Company owned	$392,837	$227,563	$170,068	$144,141	$100,809
Guaranteed by the Company	—	—	—	—	—
Combined	$392,837	$227,563	$170,068	$144,141	$100,809
Installment loan and finance receivable balances, gross:
Company owned	$816,988	$658,995	$529,045	$414,732	$301,656
Guaranteed by the Company	12,703	4,316	5,259	6,107	8,972
Combined	$829,691	$663,311	$534,304	$420,839	$310,628
Total loan and finance receivable balances, gross:
Company owned	$1,239,589	$924,326	$733,244	$593,630	$433,024
Guaranteed by the Company	27,560	29,704	34,134	32,199	34,123
Combined	$1,267,149	$954,030	$767,378	$625,829	$467,147

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT REGULATORY DEVELOPMENTS

California AB 539

On October 10, 2019, the Governor of California signed into law Assembly Bill 539 (“AB 539”), which amends several aspects of the California Finance Lenders Law. Specifically, on loans of $2,500 or more but less than $10,000, AB 539 caps interest rates at 36% plus the federal funds rate and requires loan terms to be at least 12 months. On loans of at least $3,000 but less than $10,000, AB 539 prohibits loan terms from exceeding 60 months and 15 days. The law became effective on January 1, 2020.

Brazil General Data Privacy Law

On August 14, 2018, Brazil adopted the General Data Privacy Law (Lei Geral de Proteção de Dados Pessoais or “LGPD”). The key provisions of LGPD are quite similar to the European Union’s General Data Protection Regulation in that it grants certain rights to data subjects, imposes obligations on companies with regard to the processing of data, and allows authorities to impose substantial fines on companies that violate the law. LGPD was originally anticipated to go into effect on February 15, 2020; however, several amendments to LGPD have been proposed, one of which could delay the effective date of the legislation to August 2020. Compliance with LGPD may increase the cost of conducting business in Brazil, and we could see regulatory compliance costs and enforcement activity once the law goes into effect.

RESULTS OF OPERATIONS

Our financial results for the year ended December 31, 2019 (“2019”) are summarized below.

•	Revenue increased $202.2 million, or 20.8%, to $1,174.8 million in 2019 compared to $972.6 million in the year ended December 31, 2018 (“2018”).
•	Gross Profit increased $102.7 million, or 21.9%, to $571.9 million in 2019 compared to $469.2 million in 2018.
•	Income from Operations increased $72.7 million, or 41.4%, to $248.2 million in 2019, compared to $175.5 million in 2018.
•	Net Income was $36.6 million in 2019, compared to $70.1 million in 2018. Diluted earnings per share were $1.06 in 2019 compared to $1.99 in 2018.

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Revenue
Loans and finance receivables revenue	$1,171,857	$971,252	$728,014
Other	2,900	1,369	889
Total Revenue	1,174,757	972,621	728,903
Cost of Revenue	602,894	503,405	353,488
Gross Profit	571,863	469,216	375,415
Expenses
Marketing	115,132	95,960	76,558
Operations and technology	84,262	78,367	69,631
General and administrative	109,204	105,143	99,754
Depreciation and amortization	15,055	14,200	13,282
Total Expenses	323,653	293,670	259,225
Income from Operations	248,210	175,546	116,190
Interest expense, net	(75,604)	(79,364)	(74,005)
Foreign currency transaction (loss) gain, net	(216)	(2,318)	381
Loss on early extinguishment of debt	(2,321)	(24,991)	(22,895)
Income before Income Taxes	170,069	68,873	19,671
Provision for income taxes	42,053	5,301	2,057
Net income from continuing operations	128,016	63,572	17,614
Net (loss) income from discontinued operations	(91,404)	6,526	11,626
Net Income	$36,612	$70,098	$29,240
Diluted earnings per share – continuing operations	$3.72	$1.81	$0.52
Diluted earnings per share – discontinued operations	(2.66)	0.18	0.34
Diluted earnings per share	$1.06	$1.99	$0.86
Revenue
Loans and finance receivables revenue	99.8%	99.9%	99.9%
Other	0.2	0.1	0.1
Total Revenue	100.0	100.0	100.0
Cost of Revenue	51.3	51.8	48.5
Gross Profit	48.7	48.2	51.5
Expenses
Marketing	9.8	9.9	10.5
Operations and technology	7.2	8.0	9.6
General and administrative	9.3	10.8	13.7
Depreciation and amortization	1.3	1.5	1.8
Total Expenses	27.6	30.2	35.6
Income from Operations	21.1	18.0	15.9
Interest expense, net	(6.4)	(8.1)	(10.2)
Foreign currency transaction (loss) gain, net	0.0	(0.2)	0.1
Loss on early extinguishment of debt	(0.2)	(2.6)	(3.1)
Income before Income Taxes	14.5	7.1	2.7
Provision for income taxes	3.6	0.6	0.3
Net income from continuing operations	10.9	6.5	2.4
Net (loss) income from discontinued operations	(7.8)	0.7	1.6
Net Income	3.1%	7.2%	4.0%

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Net income from continuing operations	$128,016	$63,572	$17,614
Adjustments:
Loss on early extinguishment of debt(a)	2,321	24,991	22,895
Acquisition-related costs(b)	—	—	(2,358)
Lease termination and cease use costs	726	—	—
Intangible asset amortization	1,070	1,070	1,080
Stock-based compensation expense	11,967	11,660	11,307
Foreign currency transaction loss (gain), net	216	2,318	(381)
Cumulative tax effect of adjustments	(3,907)	(8,885)	(7,435)
Discrete tax adjustments(c)	(141)	(11,237)	(7,452)
Regulatory settlement(d)	—	633	—
Adjusted earnings	$140,268	$84,122	$35,270

Diluted earnings per share from continuing operations	$3.72	$1.81	$0.52
Adjustments:
Loss on early extinguishment of debt(a)	0.07	0.71	0.67
Acquisition related costs(b)	—	—	(0.07)
Lease termination and cease use costs	0.02	—	—
Intangible asset amortization	0.03	0.03	0.03
Stock-based compensation expense	0.35	0.33	0.33
Foreign currency transaction loss (gain), net	—	0.06	(0.01)
Cumulative tax effect of adjustments	(0.11)	(0.25)	(0.22)
Discrete tax adjustments(c)	—	(0.32)	(0.22)
Regulatory settlement(d)	—	0.02	—
Adjusted earnings per share	$4.08	$2.39	$1.03

(a)

For the years ended December 31, 2019, 2018 and 2017, we recorded $2.3 million. ($1.8 million net of tax), $25.0 million ($19.6 million net of tax) and $22.9 million ($17.7 million net of tax) losses on early extinguishment of debt, respectively, related to the redemption of $44.1 million of securitization notes in 2019, the repurchase of $345 million of principal amount of senior notes in 2018 and the repurchase of $155.0 million principal amount of senior notes and the redemption of $160.9 million of securitization notes in 2017.

(b)	For the year ended December 31, 2017 we recorded a $2.4 million ($1.8 million net of tax) fair value adjustment to contingent consideration, respectively, related to a prior year acquisition.
(c)	For the years ended December 31, 2018 and 2017, we recorded income tax benefits of $11.2 million and $7.5 million, respectively, from the U.S. Tax Cuts and Jobs Act.

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

	Year Ended December 31,
	2019	2018	2017
Net income from continuing operations	$128,016	$63,572	$17,614
Depreciation and amortization expenses	15,055	14,200	13,282
Interest expense, net	75,604	79,364	74,005
Foreign currency transaction loss (gain), net	216	2,318	(381)
Provision for income taxes	42,053	5,301	2,057
Stock-based compensation expense	11,967	11,660	11,307
Adjustments:
Lease termination and cease use costs	370	—	—
Loss on early extinguishment of debt(a)	2,321	24,991	22,895
Acquisition-related costs(b)	—	—	(2,358)
Regulatory settlement(d)	—	633	—
Adjusted EBITDA	$275,602	$202,039	$138,421

Adjusted EBITDA margin calculated as follows:
Total Revenue	$1,174,757	$972,621	$728,903
Adjusted EBITDA	$275,602	$202,039	$138,421
Adjusted EBITDA as a percentage of total revenue	23.5%	20.8%	19.0%

Refer to footnotes in previous table for explanation of (a), (b), and (d)

Constant Currency Basis

In addition to reporting financial results in accordance with GAAP, we have provided certain other non-GAAP financial information on a constant currency basis. Outside of the United States, we currently operate in Brazil. During 2019, 2018 and 2017, 1.8%, 2.7% and 2.7% of our revenue, respectively, originated in currencies other than the U.S. Dollar, principally the Brazilian Real. As a result, changes in our reported revenue and profits include the impacts of changes in foreign currency exchange rates. We provide constant currency assessments in the following discussion and analysis to isolate the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. All conversion rates below are based on the U.S. Dollar equivalent to the applicable foreign currency:

	Year Ended December 31,
	2019	2018	% Change
Brazilian Real	0.2548	0.2753	(7.5)%

	Year Ended December 31,
	2018	2017	% Change
Brazilian Real	0.2753	0.3134	(12.2)%

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

YEAR ENDED 2019 COMPARED TO YEAR ENDED 2018

Revenue and Gross Profit

Revenue increased $202.2 million, or 20.8%, to $1,174.8 million for 2019 as compared to $972.6 million for 2018. On a constant currency basis, revenue increased by $204.0 million, or 21.0%, for 2019 compared to 2018. The change in revenue was driven primarily by a 47.4% increase in line of credit accounts revenue and an 11.9% increase in installment loan and RPA revenue, partially offset by a 19.2% decline in short-term loan revenue.

Our gross profit increased by $102.7 million or 21.9% to $571.9 million for 2019 from $469.2 million for 2018. On a constant currency basis, gross profit increased by $103.6 million for 2019 compared to 2018. Our gross profit as a percentage of revenue (“gross profit margin”) increased slightly to 48.7% in 2019 from 48.2% in 2018.

The following table sets forth the components of revenue and gross profit, separated by product for 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Revenue by product:
Short-term loans	$113,826	$140,903	$(27,077)	(19.2)%
Line of credit accounts	535,742	363,495	172,247	47.4%
Installment loans and RPAs	522,289	466,854	55,435	11.9%
Total loan and finance receivable revenue	1,171,857	971,252	200,605	20.7%
Other	2,900	1,369	1,531	111.8%
Total revenue	1,174,757	972,621	202,136	20.8%
Cost of revenue	602,894	503,405	99,489	19.8%
Gross profit	$571,863	$469,216	$102,647	21.9%

Revenue by product (% to total):
Short-term loans	9.7%	14.5%
Line of credit accounts	45.6%	37.4%
Installment loans and RPAs	44.5%	48.0%
Total loan and finance receivable revenue	99.8%	99.9%
Other	0.2%	0.1%
Total revenue	100.0%	100.0%
Cost of revenue	51.3%	51.8%
Gross profit	48.7%	48.2%

Loan and Finance Receivable Balances

The outstanding Company-owned portfolio balance of loans and finance receivables, net of allowance, increased $282.6 million, or 36.2%, to $1,062.7 million as of December 31, 2019 from $780.1 million as of December 31, 2018, and the combined portfolio balance of loans and finance receivables, net of allowance and liability for estimated losses, increased $281.0 million, or 34.8%, to $1,088.7 million as of December 31, 2019 from $807.7 million as of December 31, 2018, due primarily to increased demand for our near-prime installment product and our line of credit products. The outstanding loan balance for our near-prime product increased 29.7% as of December 31, 2019 compared to December 31, 2018, resulting in a near-prime portfolio balance that comprises approximately 48.1% of our total loan and finance receivables portfolio balance while short-term loans comprise approximately 3.5%. We expect this trend to continue as we expand our near-prime installment product offering in 2020. We expect the loan balances for our near-prime installment loan product will continue to comprise a larger percentage of the total loan and finance receivable portfolio, due to consumer demand for the product and its longer loan term. See “—Non-GAAP Financial Measures—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

The combined loan and finance receivable balance includes $1,239.6 million and $924.3 million as of December 31, 2019 and 2018, respectively, of our Company-owned receivables balances before the allowance for losses of $176.9 million and $144.2 million provided in the consolidated financial statements for December 31, 2019 and 2018, respectively. The combined loan and finance receivable balance also includes $27.6 million and $29.7 million as of December 31, 2019 and 2018, respectively, of loan and finance receivable balances that are guaranteed by us, which are not included in our consolidated balance sheets, with the exception of the liability for estimated losses of $1.5 million and $2.2 million, which is included in “Accounts payable and accrued expenses” as of December 31, 2019 and 2018, respectively.

The following table summarizes loan and finance receivable balances outstanding as of December 31, 2019 and 2018 (dollars in thousands):

	As of December 31,
	2019			2018
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables:
Short-term loans	$29,764	$14,857	$44,621	$37,768	$25,388	$63,156
Line of credit accounts	392,837	—	392,837	227,563	—	227,563
Installment loans and RPAs	816,988	12,703	829,691	658,995	4,316	663,311
Total ending loans and finance receivables, gross	1,239,589	27,560	1,267,149	924,326	29,704	954,030
Less: Allowance and liabilities for losses(a)	(176,939)	(1,511)	(178,450)	(144,214)	(2,166)	(146,380)
Total ending loans and finance receivables, net	$1,062,650	$26,049	$1,088,699	$780,112	$27,538	$807,650
Allowance and liability for losses as a % of loans and finance receivables, gross	14.3%	5.5%	14.1%	15.6%	7.3%	15.3%

(a)

GAAP measure. The loan and finance receivable balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs and are not included in our consolidated balance sheets.

(b)	Except for allowance and liability for estimated losses, amounts represent non-GAAP measures.

Average Amount Outstanding per Loan

The average amount outstanding per loan is calculated as the total combined loans, gross balance at the end of the period divided by the total number of combined loans outstanding at the end of the period. The following table shows the average amount outstanding per loan by product at December 31, 2019 and 2018:

	As of December 31,
	2019	2018
Average amount outstanding per loan (in ones)(a)
Short-term loans(b)	$494	$540
Line of credit accounts	1,800	1,582
Installment loans(b)(c)	2,640	2,389
Total loans(b)(c)	$2,002	$1,753

(a)	The disclosure regarding the average amount per loan is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated balance sheets.
(c)	Excludes RPAs.

The average amount outstanding per loan increased to $2,002 as of December 31, 2019 compared to $1,753 from prior year, mainly due to increases in the average balances of installment loans, driven by a greater mix of larger near-prime loans, and line of credit accounts. Additionally, the mix of lower dollar short-term loans continued to decrease, resulting in a greater mix of line of credit accounts with higher average amounts outstanding per loan relative to short-term loans, as of December 31, 2019 compared to prior year.

Average Loan Origination

The average loan origination amount is calculated as the total amount of combined loans originated, renewed and purchased for the period divided by the total number of combined loans originated, renewed and purchased for the period. The following table shows the average loan origination amount by product for 2019 compared to 2018:

	Year Ended
	December 31,
	2019	2018
Average loan origination amount (in ones)(a)
Short-term loans(b)	$475	$493
Line of credit accounts(c)	405	342
Installment loans(b)(d)	2,192	1,824
Total loans(b)(d)	$632	$603

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated balance sheets.
(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount increased to $632 from $603 during 2019 compared to 2018, mainly due to an increase in the average size of installment loan originations, driven by a greater mix of near-prime installment loans, which have a higher origination amount than other installment loans, partially offset by a shift away from short-term loans to lower dollar line of credit draws.

Loans and Finance Receivables Loss Experience

The allowance and liability for estimated losses as a percentage of loans and RPAs decreased to 14.3% as of December 31, 2019 compared to 15.6% as of December 31, 2018 on a Company-owned basis and 14.1% as of December 31, 2019 compared to 15.3% as of December 31, 2018 on a combined basis, due primarily to stabilizing credit performance in our installment and short-term loan products, partially offset by a greater concentration of loans to new customers in the line of credit account portfolio. New customers require a greater reserve as these loans default at a higher rate than returning customers with a successful history of loan performance.

The cost of revenue in 2019 was $602.9 million, which was composed of $603.6 million related to our Company-owned loans and finance receivables partially offset by a $0.7 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. The cost of revenue in 2018 was $503.4 million, which was composed of $503.5 million related to our Company-owned loans and finance receivables partially offset by a $0.1 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $570.7 million and $466.4 million in 2019 and 2018, respectively.

The following tables show loan and finance receivable balances and fees receivable and the relationship of the allowance and liability for losses to the combined balances of loans and finance receivables for each of the last eight quarters (dollars in thousands):

	2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Loans and finance receivables:
Gross - Company owned	$875,049	$966,723	$1,109,923	$1,239,589
Gross - Guaranteed by the Company(a)	22,296	21,463	23,648	27,560
Combined loans and finance receivables, gross(b)	897,345	988,186	1,133,571	1,267,149
Allowance and liability for losses on loans and finance receivables	123,753	138,991	161,440	178,450
Combined loans and finance receivables, net(b)	$728,260	$776,720	$866,645	$1,088,699
Allowance and liability for losses as a % of loans and finance receivables, gross(b)	13.8%	14.1%	14.2%	14.1%

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Loans and finance receivables:
Gross - Company owned	$721,289	$780,642	$887,998	$924,326
Gross - Guaranteed by the Company(a)	26,594	28,681	30,106	29,704
Combined loans and finance receivables, gross(b)	747,883	809,323	918,104	954,030
Allowance and liability for losses on loans and finance receivables	97,574	108,081	136,788	146,380
Combined loans and finance receivables, net(b)	$650,309	$701,242	$781,316	$807,650
Allowance and liability for losses as a % of loans and finance receivables, gross(b)	13.0%	13.4%	14.9%	15.3%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(b)	Non-GAAP measure.

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

Short-term Loans

Demand for our short-term loan product has historically been highest in the third and fourth quarters of each year, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. The combined short-term loan balance has decreased year-over-year due in part to the shift of customers to line of credit accounts. This resulted in fewer loans written to new customers and a lower allowance and liability for losses as a percentage of combined loan balance.

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

The following table includes information related only to short-term loans and shows our loss experience trends for short-term loans for each of the last eight quarters (dollars in thousands):

	2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Short-term loans:
Cost of revenue	$10,914	$10,068	$11,297	$11,554
Charge-offs (net of recoveries)	16,731	9,585	11,783	12,260
Average short-term combined loan balance, gross:
Company owned(a)	34,769	30,795	30,451	29,198
Guaranteed by the Company(a)(b)	22,628	15,484	13,877	13,951
Average short-term combined loan balance, gross(a)(c)	$57,397	$46,279	$44,328	$43,149
Ending short-term combined loan balance, gross:
Company owned	$28,669	$31,584	$29,988	$29,764
Guaranteed by the Company(b)	18,339	13,304	13,922	14,857
Ending short-term combined loan balance, gross(c)	$47,008	$44,888	$43,910	$44,621
Ending allowance and liability for losses	$10,639	$11,122	$10,636	$9,930

Short-term loan ratios:
Cost of revenue as a % of average short-term combined loan balance, gross(a)(c)	19.0%	21.8%	25.5%	26.8%
Charge-offs (net of recoveries) as a % of average short-term combined loan balance, gross(a)(c)	29.1%	20.7%	26.6%	28.4%
Gross profit margin	68.5%	63.2%	56.8%	55.1%
Allowance and liability for losses as a % of combined loan balance, gross(c)(d)	22.6%	24.8%	24.2%	22.3%

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Short-term loans:
Cost of revenue	$11,486	$12,706	$18,264	$18,355
Charge-offs (net of recoveries)	15,128	10,859	14,568	18,776
Average short-term combined loan balance, gross:
Company owned(a)	32,292	29,620	35,399	38,084
Guaranteed by the Company(a)(b)	26,383	23,638	25,913	25,286
Average short-term combined loan balance, gross(a)(c)	$58,675	$53,258	$61,312	$63,370
Ending short-term combined loan balance, gross:
Company owned	$27,245	$31,575	$38,299	$37,768
Guaranteed by the Company(b)	21,409	24,764	25,533	25,388
Ending short-term combined loan balance, gross(c)	$48,654	$56,339	$63,832	$63,156
Ending allowance and liability for losses	$11,334	$13,181	$16,877	$16,456
Short-term loan ratios:
Cost of revenue as a % of average short-term combined loan balance, gross(a)(c)	19.6%	23.9%	29.8%	29.0%
Charge-offs (net of recoveries) as a % of average short-term combined loan balance, gross(a)(c)	25.8%	20.4%	23.8%	29.6%
Gross profit margin	65.1%	59.2%	51.2%	53.5%
Allowance and liability for losses as a % of combined loan balance, gross(c)(d)	23.3%	23.4%	26.4%	26.1%

(a)	The average short-term combined loan balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated balance sheets.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan balance, gross, is determined using period-end balances.

Line of Credit Accounts

The cost of revenue as a percentage of average loan balance for line of credit accounts exhibits a similar quarterly seasonal trend to short-term loan loss rates as the ratio is typically lower in the first quarter and increases throughout the remainder of the year, peaking in the second half of the year with higher loan demand.

The gross profit margin is generally lower for line of credit accounts during periods of growth because the highest levels of default are exhibited in the early stages of the account, while the revenue is recognized over the term of the account. During 2019, we generally experienced lower gross profit margin and higher cost of revenue as a percentage of the average combined loan balance for line of credit accounts outstanding than we experienced in the prior year quarters as a result of the strong growth in the line of credit account portfolios.

The following table includes information related only to line of credit accounts and shows our loss experience trends for line of credit accounts for each of the last eight quarters (dollars in thousands):

	2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$37,900	$48,549	$83,922	$107,940
Charge-offs (net of recoveries)	47,546	38,493	59,928	92,351
Average loan balance(a)	224,416	237,571	300,849	360,062
Ending loan balance	218,979	263,825	336,847	392,837
Ending allowance for losses balance	$41,363	$51,419	$75,413	$91,002
Line of credit account ratios:
Cost of revenue as a % of average loan balance(a)	16.9%	20.4%	27.9%	30.0%
Charge-offs (net of recoveries) as a % of average loan balance(a)	21.2%	16.2%	19.9%	25.6%
Gross profit margin	63.7%	56.1%	42.7%	38.0%
Allowance for losses as a % of loan balance(b)	18.9%	19.5%	22.4%	23.2%

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$25,779	$31,519	$46,934	$59,820
Charge-offs (net of recoveries)	29,807	27,589	36,506	50,290
Average loan balance(a)	168,118	168,881	200,710	221,721
Ending loan balance	160,923	181,134	216,624	227,563
Ending allowance for losses balance	$27,120	$31,050	$41,478	$51,009
Line of credit account ratios:
Cost of revenue as a % of average loan balance(a)	15.3%	18.7%	23.4%	27.0%
Charge-offs (net of recoveries) as a % of average loan balance(a)	17.7%	16.3%	18.2%	22.7%
Gross profit margin	67.1%	60.4%	52.4%	44.0%
Allowance for losses as a % of loan balance(b)	16.9%	17.1%	19.1%	22.4%

(a)	The average loan balance for line of credit accounts is the average of the month-end balances during the period.
(b)	Allowance for losses as a % of loan balance is determined using period-end balances.

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

Similar to line of credit accounts, the gross profit margin is generally lower for the installment loan and RPA products during periods of growth, primarily because the highest levels of default are exhibited in the early stages of the loan or RPA, while revenue is recognized over the term of the loan or estimated delivery term. In addition, installment loans and RPAs typically have higher average amounts per receivable. Another factor contributing to the lower gross profit margin is that the yield for installment loans and RPAs is typically lower than the yield for the other products we offer. As a result, particularly in periods of higher growth for the installment loan and RPA portfolios, which has been the case in recent years, the gross profit margin is typically lower for this product than for other products, particularly our short-term loan products. Our installment loan and RPA portfolio balance outstanding at December 31, 2019 increased $166.4 million, or 25.1%, compared to December 31, 2018. During 2019, we generally experienced higher gross profit margin than we experienced in the prior year quarters as a result of better credit performance in the installment and RPA portfolios.

The following table includes information related only to our installment loans and RPAs and shows our loss experience trends for installment loans for each of the last eight quarters (dollars in thousands):

	2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Installment loans and RPAs:
Cost of revenue	$70,044	$64,816	$66,967	$78,923
Charge-offs (net of recoveries)	77,182	60,176	67,794	76,854
Average installment and RPA combined loan and finance receivable balance, gross:
Company owned(a)	648,407	644,140	710,484	779,165
Guaranteed by the Company(a)(b)	4,228	6,002	9,154	10,772
Average installment and RPA combined loan and finance receivable balance, gross (a)(c)	$652,635	$650,142	$719,638	$789,937
Ending installment and RPA combined loan and finance receivable balance, gross:
Company owned	$627,401	$671,314	$743,088	$816,988
Guaranteed by the Company(b)	3,957	8,159	9,726	12,703
Ending installment and RPA combined loan and finance receivable balance, gross (c)	$631,358	$679,473	$752,814	$829,691
Ending allowance and liability for losses	$71,751	$76,450	$75,391	$77,518
Installment and RPA loan ratios:
Cost of revenue as a % of average installment and RPA combined loan and finance receivable balance, gross(a)(c)	10.7%	10.0%	9.3%	10.0%
Charge-offs (net of recoveries) as a % of average installment and RPA combined loan and finance receivable balance, gross (a)(c)	11.8%	9.3%	9.4%	9.7%
Gross profit margin	44.0%	46.5%	49.6%	44.9%
Allowance and liability for losses as a % of combined loan and finance receivable balance, gross(c)(d)	11.4%	11.3%	10.0%	9.3%

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Installment loans and RPAs:
Cost of revenue	$55,528	$62,136	$81,605	$79,273
Charge-offs (net of recoveries)	60,364	56,752	66,845	78,957
Average installment and RPA combined loan and finance receivable balance, gross:
Company owned(a)	535,177	548,751	603,965	648,481
Guaranteed by the Company(a)(b)	5,760	4,500	4,326	4,279
Average installment and RPA combined loan and finance receivable balance, gross (a)(c)	$540,937	$553,251	$608,291	$652,760
Ending installment and RPA combined loan and finance receivable balance, gross:
Company owned	$533,121	$567,933	$633,075	$658,995
Guaranteed by the Company(b)	5,185	3,917	4,573	4,316
Ending installment and RPA combined loan and finance receivable balance, gross (c)	$538,306	$571,850	$637,648	$663,311
Ending allowance and liability for losses	$59,120	$63,850	$78,433	$78,915
Installment and RPA loan ratios:
Cost of revenue as a % of average installment and RPA combined loan and finance receivable balance, gross(a)(c)	10.3%	11.2%	13.4%	12.1%
Charge-offs (net of recoveries) as a % of average installment and RPA combined loan and finance receivable balance, gross (a)(c)	11.2%	10.3%	11.0%	12.1%
Gross profit margin	48.4%	42.6%	32.5%	39.0%
Allowance and liability for losses as a % of combined loan and finance receivable balance, gross(c)(d)	11.0%	11.2%	12.3%	11.9%

(a)	The average loan and finance receivable balance for installment loans is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated balance sheets.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan and finance receivable balance, gross, is determined using period-end balances.

Total Expenses

Total expenses increased $30.0 million, or 10.2%, to $323.7 million in 2019, compared to $293.7 million in 2018. On a constant currency basis, total expenses increased $30.8 million, or 10.5%, to $30.8 million for 2019 compared to 2018.

Marketing expense increased $19.1 million, or 20.0%, to $115.1 million in 2019 compared to $96.0 million in 2018, primarily due to higher direct mail, television advertising and digital marketing costs.

Operations and technology expense increased to $84.3 million in 2019 from $78.4 million in 2018, due primarily to higher underwriting costs primarily related to growth in loan originations and higher selling expense.

General and administrative expense increased $4.1 million, or 3.9%, to $109.2 million in 2019 compared to $105.1 million in 2018, due primarily to higher corporate services personnel costs, driven primarily by an increase in headcount.

Depreciation and amortization expense increased to $15.1 million in 2019 compared to $14.2 million in 2018 primarily related to increased amortization on higher capitalized software development costs.

Interest Expense, Net

Interest expense, net decreased $3.7 million, or 4.7%, to $75.6 million in 2019 compared to $79.3 million in 2018. The decrease was due to a decrease in the weighted average interest rate on our outstanding debt to 8.61% in 2019 from 9.78% in 2018, partially offset by an increase in the average amount of debt outstanding of $76.4 million to $887.1 million during 2019 from $810.7 million during 2018.The increase in average debt outstanding was due primarily to additional principal amounts outstanding under our securitization facilities and a higher balance of senior note debt resulting from the issuance of $375.0 million in senior notes in September 2018, partially offset by the early pay down of our 9.75% senior notes due 2021. See “—Liquidity and Capital Resources—Consumer Loan Securitizations” below for further information.

Provision for Income Taxes

The effective tax rate of 24.7% in 2019 was higher than the effective tax rate of 7.7% in 2018 due primarily to the acceleration of tax deductions in 2018 for prior year loan and fixed asset related deferred tax items, coupled with the overall decrease in the federal tax rate from 35% to 21% resulting from the Tax Cuts and Jobs Act which was enacted into law on December 22, 2017.

The balance of unrecognized tax benefits recorded in our Consolidated Balance Sheet as of December 31, 2019 was $53.6 million, of which $13.9 million, if recognized, would favorably affect the effective tax rate in the period of recognition. We believe it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits will change by a significant amount. The principal uncertainties are related to the timing of recognition of income and losses related to our loan and finance receivable portfolio. We are currently under a Joint Committee on Taxation review of certain tax returns that were filed during 2018 in conjunction with the refunds claimed on those returns. Depending upon the outcome of the review and any related agreements or settlements with the relevant taxing authorities, the amount of the uncertainty, including amounts that would be recognized as a component of the effective tax rate, could change significantly. While the total amount of uncertainty to be resolved is not clear, it is reasonably possible that the uncertainties pertaining to this matter will be resolved in the next twelve months.

YEAR ENDED 2018 COMPARED TO YEAR ENDED 2017

Revenue and Gross Profit

Revenue increased $243.7 million, or 33.4%, to $972.6 million for 2018 as compared to $728.9 million for 2017. On a constant currency basis, revenue increased by $247.5 million, or 34.0%, for 2018 compared to 2017. The change in revenue was driven by an increase in revenue of $237.0 million from our domestic operations, primarily resulting from a 38.4% increase in domestic line of credit accounts revenue in 2018 and a 38.2% increase in domestic installment loan and RPA revenue compared to 2017 driven by growth in these products. Additionally, revenue from international operations increased $6.7 million (or an increase of $10.6 million on a constant currency basis), due to a 30.3% increase in international installment loan revenue in 2018 compared to 2017.

Our gross profit increased by $93.8 million or 25.0% to $469.2 million for 2018 from $375.4 million for 2017. On a constant currency basis, gross profit increased by $95.1 million for 2018 compared to 2017. Our gross profit margin decreased to 48.2% in 2018 from 51.5% in 2017. The decrease in gross profit margin was primarily driven by the strong new customer growth of our installment portfolio resulting in a higher mix of new customers overall, which require higher loss provisions as new customers default at a higher rate than returning customers with a successful history of loan performance. Growth in our near-prime installment portfolio also contributed to the lower gross profit margin, as these products typically have a lower margin than our short-term products.

The following table sets forth the components of revenue, separated by product for 2018 and 2017 (dollars in thousands):

	Year Ended December 31,
	2018	2017	$ Change	% Change
Revenue by product:
Short-term loans	$140,903	$126,602	$14,301	11.3%
Line of credit accounts	363,495	262,574	100,921	38.4%
Installment loans and RPAs	466,854	338,838	128,016	37.8%
Total loan and finance receivable revenue	971,252	728,014	243,238	33.4%
Other	1,369	889	480	54.0%
Total revenue	972,621	728,903	243,718	33.4%
Cost of revenue	503,405	353,488	149,917	42.4%
Gross profit	$469,216	$375,415	$93,801	25.0%

Revenue by product (% to total):
Short-term loans	14.5%	17.4%
Line of credit accounts	37.4%	36.0%
Installment loans and RPAs	48.0%	46.5%
Total loan and finance receivable revenue	99.9%	99.9%
Other	0.1%	0.1%
Total revenue	100.0%	100.0%
Cost of revenue	51.8%	48.5%
Gross profit	48.2%	51.5%

Loan and Finance Receivable Balances

The outstanding Company-owned portfolio balance of loans and finance receivables, net of allowance and liability for estimated losses, increased $154.7 million, or 24.7%, to $780.1 million as of December 31, 2018 from $625.4 million as of December 31, 2017, and the outstanding combined portfolio balance of loans and finance receivables, net of allowance and liability for estimated losses, increased $150.4 million, or 22.9%, to $807.7 million as of December 31, 2018 from $657.3 million as of December 31, 2017, due primarily to increased demand for our near-prime installment product. The outstanding loan balance for our near-prime product increased 26.7% as of December 31, 2018 compared to December 31, 2017, resulting in a near-prime portfolio balance that comprises approximately 49% of our total loan and finance receivables portfolio balance while short-term loans comprise approximately 7%.  See “—Non-GAAP Financial Measures—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

The combined loan and finance receivable balance includes $924.3 million and $733.2 million as of December 31, 2018 and 2017, respectively, of our Company-owned receivables balances before the allowance for losses of $144.2 million and $107.8 million provided in the consolidated financial statements for December 31, 2018 and 2017, respectively. The combined loan and finance receivable balance also includes $29.7 million and $34.1 million as of December 31, 2018 and 2017, respectively, of loan and finance receivable balances that are guaranteed by us, which are not included in our consolidated balance sheets, with the exception of the liability for estimated losses of $2.2 million and $2.3 million, which is included in “Accounts payable and accrued expenses” as of December 31, 2018 and 2017, respectively.

The following table summarizes loan and finance receivable balances outstanding as of December 31, 2018 and 2017 (dollars in thousands):

	As of December 31,
	2018			2017
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables:
Short-term loans	$37,768	$25,388	$63,156	$34,131	$28,875	$63,006
Line of credit accounts	227,563	—	227,563	170,068	—	170,068
Installment loans and RPAs	658,995	4,316	663,311	529,045	5,259	534,304
Total ending loans and finance receivables, gross	924,326	29,704	954,030	733,244	34,134	767,378
Less: Allowance and liabilities for losses(a)	(144,214)	(2,166)	(146,380)	(107,837)	(2,258)	(110,095)
Total ending loans and finance receivables, net	$780,112	$27,538	$807,650	$625,407	$31,876	$657,283
Allowance and liability for losses as a % of loans and finance receivables, gross	15.6%	7.3%	15.3%	14.7%	6.6%	14.3%

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

Average Amount Outstanding per Loan

The average amount outstanding per loan is calculated as the total combined loans, gross balance at the end of the period divided by the total number of combined loans outstanding at the end of the period. The following table shows the average amount outstanding per loan by product at December 31, 2018 and 2017:

	As of December 31,
	2018	2017
Average amount outstanding per loan (in ones)(a)
Short-term loans(b)	$540	$536
Line of credit accounts	1,582	1,389
Installment loans(b)(c)	2,389	2,245
Total loans(b)(c)	$1,753	$1,581

(a)	The disclosure regarding the average amount per loan is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated balance sheets.
(c)	Excludes RPAs.

The average amount outstanding per loan increased to $1,753 from $1,581 during 2018 compared to 2017, mainly due to a greater mix of installment loans and line of credit accounts, which have higher average amounts outstanding per loan relative to short-term loans, in 2018 compared to 2017.

Average Loan Origination

The average loan origination amount is calculated as the total amount of combined loans originated, renewed and purchased for the period divided by the total number of combined loans originated, renewed and purchased for the period. The following table shows the average loan origination amount by product for 2018 compared to 2017:

	Year Ended
	December 31,
	2018	2017
Average loan origination amount (in ones)(a)
Short-term loans(b)	$493	$496
Line of credit accounts(c)	342	297
Installment loans(b)(d)	1,824	1,896
Total loans(b)(d)	$603	$571

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated balance sheets.
(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount increased to $603 from $571 during 2018 compared to 2017, mainly due to a greater mix of installment loans, which have a higher origination amount than short-term loans and line of credit accounts.

Loans and Finance Receivables Loss Experience

The allowance and liability for estimated losses as a percentage of loans and RPAs increased to 15.6% as of December 31, 2018 compared to 14.7% as of December 31, 2017, on a Company-owned basis, and 15.3% as of December 31, 2018 compared to 14.3% as of December 31, 2017, on a combined basis, due primarily to a greater concentration of loans to new customers in the installment loan and line of credit account portfolios. New customers require a greater reserve as these loans default at a higher rate than returning customers with a successful history of loan performance.

The cost of revenue in 2018 was $503.4 million, which was composed of $503.5 million related to our Company-owned loans and finance receivables partially offset by a $0.1 million decrease in the liability for estimated losses related to loans we guaranteed through the CSO programs. The cost of revenue in 2017 was $353.5 million, which was composed of $353.2 million related to our Company-owned loans and finance receivables, and a $0.3 million increase in the liability for estimated losses related to loans we guaranteed through the CSO programs. Total charge-offs, net of recoveries, were $466.4 million and $334.2 million in 2018 and 2017, respectively.

The following tables show loan and finance receivable balances and fees receivable and the relationship of the allowance and liability for losses to the combined balances of loans and finance receivables for each of the last eight quarters (dollars in thousands):

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Loans and finance receivables:
Gross - Company owned	$721,289	$780,642	$887,998	$924,326
Gross - Guaranteed by the Company(a)	26,594	28,681	30,106	29,704
Combined loans and finance receivables, gross(b)	747,883	809,323	918,104	954,030
Allowance and liability for losses on loans and finance receivables	97,574	108,081	136,788	146,380
Combined loans and finance receivables, net(b)	$650,309	$701,242	$781,316	$807,650
Allowance and liability for losses as a % of loans and finance receivables, gross(b)	13.0%	13.4%	14.9%	15.3%

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Loans and finance receivables:
Gross - Company owned	$531,032	$571,685	$658,008	$733,244
Gross - Guaranteed by the Company(a)	22,546	28,013	28,943	34,134
Combined loans and finance receivables, gross(b)	553,578	599,698	686,951	767,378
Allowance and liability for losses on loans and finance receivables	74,323	76,269	93,826	110,095
Combined loans and finance receivables, net(b)	$479,255	$523,429	$593,125	$657,283
Allowance and liability for losses as a % of loans and finance receivables, gross(b)	13.4%	12.7%	13.7%	14.3%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(b)	Non-GAAP measure.

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

Short-term Loans

The allowance and liability for losses as a percentage of combined loan balance in 2018 was fairly consistent with 2017.

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

The following table includes information related only to short-term loans and shows our loss experience trends for short-term loans for each of the last eight quarters (dollars in thousands):

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Short-term loans:
Cost of revenue	$11,486	$12,706	$18,264	$18,355
Charge-offs (net of recoveries)	15,128	10,859	14,568	18,776
Average short-term combined loan balance, gross:
Company owned(a)	32,292	29,620	35,399	38,084
Guaranteed by the Company(a)(b)	26,383	23,638	25,913	25,286
Average short-term combined loan balance, gross(a)(c)	$58,675	$53,258	$61,312	$63,370
Ending short-term combined loan balance, gross:
Company owned	$27,245	$31,575	$38,299	$37,768
Guaranteed by the Company(b)	21,409	24,764	25,533	25,388
Ending short-term combined loan balance, gross(c)	$48,654	$56,339	$63,832	$63,156
Ending allowance and liability for losses	$11,334	$13,181	$16,877	$16,456
Short-term loan ratios:
Cost of revenue as a % of average short-term combined loan balance, gross(a)(c)	19.6%	23.9%	29.8%	29.0%
Charge-offs (net of recoveries) as a % of average short-term combined loan balance, gross(a)(c)	25.8%	20.4%	23.8%	29.6%
Gross profit margin	65.1%	59.2%	51.2%	53.5%
Allowance and liability for losses as a % of combined loan balance, gross(c)(d)	23.3%	23.4%	26.4%	26.1%

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Short-term loans:
Cost of revenue	$11,643	$11,782	$15,268	$16,075
Charge-offs (net of recoveries)	14,910	10,045	13,360	15,117
Average short-term combined loan balance, gross:
Company owned(a)	30,990	26,994	31,550	33,729
Guaranteed by the Company(a)(b)	23,153	21,368	25,787	26,785
Average short-term combined loan balance, gross(a)(c)	$54,143	$48,362	$57,337	$60,514
Ending short-term combined loan balance, gross:
Company owned	$25,181	$28,880	$32,485	$34,131
Guaranteed by the Company(b)	18,854	24,123	24,248	28,875
Ending short-term combined loan balance, gross(c)	$44,035	$53,003	$56,733	$63,006
Ending allowance and liability for losses	$10,375	$12,112	$14,020	$14,977
Short-term loan ratios:
Cost of revenue as a % of average short-term combined loan balance, gross(a)(c)	21.5%	24.4%	26.6%	26.6%
Charge-offs (net of recoveries) as a % of average short-term combined loan balance, gross(a)(c)	27.5%	20.8%	23.3%	25.0%
Gross profit margin	64.0%	60.2%	50.4%	52.6%
Allowance and liability for losses as a % of combined loan balance, gross(c)(d)	23.6%	22.9%	24.7%	23.8%

(a)	The average short-term combined loan balance is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated balance sheets.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan balance, gross, is determined using period-end balances.

Line of Credit Accounts

The cost of revenue as a percentage of average loan balance for line of credit accounts exhibits a similar quarterly seasonal trend to short-term loan loss rates as the ratio is typically lower in the first quarter and increases throughout the remainder of the year, peaking in the second half of the year with higher loan demand. The gross profit margin is generally lower for line of credit accounts during periods of growth because the highest levels of default are exhibited in the early stages of the account, while the revenue is recognized over the term of the account.

During 2018, we experienced lower gross profit margin and higher cost of revenue as a percentage of the average combined loan balance for line of credit accounts outstanding than we experienced in the prior year quarters as a result of the strong growth in the line of credit account portfolios.

The following table includes information related only to line of credit accounts and shows our loss experience trends for line of credit accounts for each of the last eight quarters (dollars in thousands):

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$25,779	$31,519	$46,934	$59,820
Charge-offs (net of recoveries)	29,807	27,589	36,506	50,290
Average loan balance(a)	168,118	168,881	200,710	221,721
Ending loan balance	160,923	181,134	216,624	227,563
Ending allowance for losses balance	$27,120	$31,050	$41,478	$51,009
Line of credit account ratios:
Cost of revenue as a % of average loan balance(a)	15.3%	18.7%	23.4%	27.0%
Charge-offs (net of recoveries) as a % of average loan balance(a)	17.7%	16.3%	18.2%	22.7%
Gross profit margin	67.1%	60.4%	52.4%	44.0%
Allowance for losses as a % of loan balance(b)	16.9%	17.1%	19.1%	22.4%

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Cost of revenue	$20,403	$20,382	$23,681	$30,831
Charge-offs (net of recoveries)	25,232	19,300	19,718	26,493
Average loan balance(a)	135,569	128,278	145,330	161,905
Ending loan balance	124,437	134,078	154,689	170,068
Ending allowance for losses balance	$21,765	$22,847	$26,810	$31,148
Line of credit account ratios:
Cost of revenue as a % of average loan balance(a)	15.0%	15.9%	16.3%	19.0%
Charge-offs (net of recoveries) as a % of average loan balance(a)	18.6%	15.0%	13.6%	16.4%
Gross profit margin	65.6%	65.3%	65.6%	59.2%
Allowance for losses as a % of loan balance(b)	17.5%	17.0%	17.3%	18.3%

(a)	The average loan balance for line of credit accounts is the average of the month-end balances during the period.
(b)	Allowance for losses as a % of loan balance is determined using period-end balances.

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

Similar to line of credit accounts, the gross profit margin is generally lower for the installment loan and RPA products than for other products, primarily because the highest levels of default are exhibited in the early stages of the loan or RPA, while revenue is recognized over the term of the loan or estimated delivery term. In addition, installment loans and RPAs typically have higher average amounts per receivable. Another factor contributing to the lower gross profit margin is that the yield for installment loans and RPAs is typically lower than the yield for our other products, particularly short-term products.   During 2018, we generally experienced lower gross profit margin than we experienced in the prior year quarters as a result of the continued growth in our near-prime installment and RPA portfolios.

The following table includes information related only to our installment loans and RPAs and shows our loss experience trends for installment loans for each of the last eight quarters (dollars in thousands):

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Installment loans and RPAs:
Cost of revenue	$55,528	$62,136	$81,605	$79,273
Charge-offs (net of recoveries)	60,364	56,752	66,845	78,957
Average installment and RPA combined loan and finance receivable balance, gross:
Company owned(a)	535,177	548,751	603,965	648,481
Guaranteed by the Company(a)(b)	5,760	4,500	4,326	4,279
Average installment and RPA combined loan and finance receivable balance, gross (a)(c)	$540,937	$553,251	$608,291	$652,760
Ending installment and RPA combined loan and finance receivable balance, gross:
Company owned	$533,121	$567,933	$633,075	$658,995
Guaranteed by the Company(b)	5,185	3,917	4,573	4,316
Ending installment and RPA combined loan and finance receivable balance, gross (c)	$538,306	$571,850	$637,648	$663,311
Ending allowance and liability for losses	$59,120	$63,850	$78,433	$78,915
Installment and RPA loan ratios:
Cost of revenue as a % of average installment and RPA combined loan and finance receivable balance, gross(a)(c)	10.3%	11.2%	13.4%	12.1%
Charge-offs (net of recoveries) as a % of average installment and RPA combined loan and finance receivable balance, gross (a)(c)	11.2%	10.3%	11.0%	12.1%
Gross profit margin	48.4%	42.6%	32.5%	39.0%
Allowance and liability for losses as a % of combined loan and finance receivable balance, gross(c)(d)	11.0%	11.2%	12.3%	11.9%

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Installment loans and RPAs:
Cost of revenue	$42,918	$38,515	$53,135	$68,857
Charge-offs (net of recoveries)	51,451	39,271	41,566	57,706
Average installment and RPA combined loan and finance receivable balance, gross:
Company owned(a)	401,706	392,319	440,892	500,252
Guaranteed by the Company(a)(b)	4,874	3,631	4,628	5,025
Average installment and RPA combined loan and finance receivable balance, gross (a)(c)	$406,580	$395,950	$445,520	$505,277
Ending installment and RPA combined loan and finance receivable balance, gross:
Company owned	$381,414	$408,727	$470,834	$529,045
Guaranteed by the Company(b)	3,692	3,890	4,695	5,259
Ending installment and RPA combined loan and finance receivable balance, gross (c)	$385,106	$412,617	$475,529	$534,304
Ending allowance and liability for losses	$42,183	$41,310	$52,996	$63,970
Installment and RPA loan ratios:
Cost of revenue as a % of average installment and RPA combined loan and finance receivable balance, gross(a)(c)	10.6%	9.7%	11.9%	13.6%
Charge-offs (net of recoveries) as a % of average installment and RPA combined loan and finance receivable balance, gross (a)(c)	12.7%	9.9%	9.3%	11.4%
Gross profit margin	43.4%	47.9%	39.2%	32.3%
Allowance and liability for losses as a % of combined loan and finance receivable balance, gross(c)(d)	11.0%	10.0%	11.1%	12.0%

(a)	The average loan and finance receivable balance for installment loans is the average of the month-end balances during the period.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated balance sheets.
(c)	Non-GAAP measure.
(d)	Allowance and liability for losses as a % of combined loan and finance receivable balance, gross, is determined using period-end balances.

Total Expenses

Total expenses increased $34.5 million, or 13.3%, to $293.7 million in 2018, compared to $259.2 million in 2017. On a constant currency basis, total expenses increased $36.3 million, or 14.0%, to $295.5 million for 2018 compared to 2017.

Marketing expense increased $19.4 million, or 25.3%, to $96.0 million in 2018 compared to $76.6 million in 2017, primarily due to higher direct mail, television advertising, lead purchase and digital marketing costs.

Operations and technology expense increased to $78.4 million in 2018 from $69.6 million in 2017, due primarily to higher contact center headcount to support our growth and higher underwriting costs primarily related to growth in loan originations.

General and administrative expense increased $5.4 million, or 5.4%, to $105.1 million in 2018 compared to $99.7 million in 2017, due primarily to higher incentive expenses resulting from our strong financial performance.

Depreciation and amortization expense increased to $14.2 million in 2018 compared to $13.3 million in 2017 primarily related to software development projects and amortization thereof.

Interest Expense, Net

Interest expense, net increased $5.3 million, or 7.2%, to $79.3 million in 2018 compared to $74.0 million in 2017. The increase was due to an increase in the average amount of debt outstanding of $116.2 million to $810.7 million during 2018 from $694.5 million during 2017, partially offset by a decrease in the weighted average interest rate on our outstanding debt to 9.78% in 2018 from 10.63% in 2017.The increase in average debt outstanding was due primarily to additional principal amounts outstanding under our securitization facilities and the issuance of $375.0 million in senior notes in September 2018, partially offset by the early paydown of our 9.75% senior notes due 2021. See “—Liquidity and Capital Resources—Consumer Loan Securitizations” below for further information.

Provision for Income Taxes

The effective tax rate of 7.7% in 2018 was lower than the effective tax rate of 10.5% in 2017 due primarily to the estimated tax effects of optimizing the timing of certain income tax deductions in 2018 for prior year loan and fixed asset related deferred tax items, coupled with the overall decrease in the federal tax rate from 35% to 21% resulting from the Tax Cuts and Jobs Act, which was enacted into law on December 22, 2017.

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

On June 30, 2017, we entered into a secured revolving credit agreement (as amended, the “Credit Agreement”) which replaced our previous credit agreement that was terminated on June 30, 2017. On April 13, 2018, October 5, 2018 and July 1, 2019, we and certain of our operating subsidiaries entered into amendments to our Credit Agreement, as further described below. As of February 24, 2020, our available borrowings under the Credit Agreement were $28.8 million. Since 2016, we have entered into several consumer loan securitization facilities and offered asset-backed notes to fund our growth, primarily in our near-prime consumer installment loan business, as further described below under “Consumer Loan Securitization.” As of February 24, 2019, the outstanding balance under our securitization facilities was $289.2 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer loan securitization facilities.

As of December 31, 2019, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending which could be expected to generate additional liquidity.

8.50% Senior Unsecured Notes Due 2025

On September 19, 2018, we issued and sold the 2025 Senior Notes. The 2025 Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States pursuant to Regulation S under the Securities Act. The 2025 Senior Notes bear interest at a rate of 8.50% annually on the principal amount payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019. The 2025 Senior Notes were sold at a price of 100%. The 2025 Senior Notes will mature on September 15, 2025. The 2025 Senior Notes are unsecured debt obligations of ours, and are unconditionally guaranteed by certain of our domestic subsidiaries. As of December 31, 2019, the total liabilities of our subsidiaries (other than the guarantors) were $451.6 million, including trade payables.

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

8.50% Senior Unsecured Notes Due 2024

On September 1, 2017, we issued and sold the 2024 Senior Notes. The 2024 Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the United States pursuant to Regulation S under the Securities Act. The 2024 Senior Notes bear interest at a rate of 8.50% annually on the principal amount payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2018. The 2024 Senior Notes were sold at a price of 100%. The 2024 Senior Notes will mature on September 1, 2024. The 2024 Senior Notes are unsecured debt obligations of ours, and are unconditionally guaranteed by certain of our domestic subsidiaries. As of December 31, 2019, the total liabilities of our subsidiaries (other than the guarantors) were $451.6 million, including trade payables.

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

The net proceeds of the offering of the 2019-A Notes on the 2019-A Closing Date were used to acquire the Securitization Receivables from us, fund a reserve account and pay fees and expenses incurred in connection with the transaction. The amount of Securitization Receivables sold to the issuer on the 2019-A Closing Date was approximately $200.0 million. Additional Securitization Receivables totaling approximately $22.2 million were sold to the issuer prior to December 31, 2019.

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

2018-2 Facility

On October 23, 2018, we and several of our subsidiaries entered into a receivables funding agreement (the “2018-2 Facility”) with Credit Suisse AG, New York Branch, as agent (the “2018-2 Agent”). The 2018-2 Facility collateralizes Securitization Receivables that have been and will be originated or acquired under our NetCredit brand by several of our subsidiaries and that meet specified eligibility criteria in exchange for a revolving note. Under the 2018-2 Facility, Securitization Receivables are sold to a wholly-owned subsidiary of ours (the “2018-2 Debtor”) and serviced by another subsidiary of ours.

The 2018-2 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which is required to be secured by 1.25 times the drawn amount in eligible Securitization Receivables. The 2018-2 Facility is non-recourse to us and matures on October 23, 2022.

The 2018-2 Facility is governed by a loan and security agreement, dated as of October 23, 2018, between the 2018-2 Agent, the 2018-2 Debtor and certain other lenders and agent parties thereto. The 2018-2 Facility bears interest at a rate per annum equal to one-month LIBOR (subject to a floor) plus an applicable margin, which rate per annum is 3.75%. In addition, the 2018-2 Debtor paid certain customary upfront closing fees to the 2018-2 Agent. Interest payments on the 2018-2 Facility will be made monthly. The 2018-2 Debtor shall be permitted to prepay the 2018-2 Facility, subject to certain fees and conditions. Any remaining amounts outstanding will be payable no later than October 23, 2022, the final maturity date.

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

2016-1 Facility

On January 15, 2016, we and certain of our subsidiaries entered into a receivables securitization (as amended, the “2016‑1 Securitization Facility”) with certain purchasers, Jefferies Funding LLC, as administrative agent (the “2016-1 Agent”) and Bankers Trust Company, as indenture trustee and securities intermediary (the “Indenture Trustee”). The 2016‑1 Securitization Facility securitized Securitization Receivables that were originated or acquired under our NetCredit brand and that met specified eligibility criteria. Under the 2016‑1 Securitization Facility, Securitization Receivables were sold to a wholly-owned special purpose subsidiary of ours (the “2016-1 Issuer”) and serviced by another subsidiary of ours. The 2016-1 Securitization Facility, as amended on October 20, 2017, provided for a maximum principal amount of $275 million, an initial term note with an with an initial principal amount of $181.1 million and the ability to subsequently issue term notes thereafter, variable funding notes with an aggregate committed availability of $75 million per quarter with an option to increase the commitment to $90 million and a revolving period of the facility ending in April 2019.

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

The Credit Agreement is secured by domestic receivables. The borrowing limit in the Credit Agreement, as amended, is $125 million, and its maturity date is June 30, 2022. We had $72.0 million of borrowings under the Credit Agreement as of December 31, 2019.

The Credit Agreement provides for a revolving credit line with interest on borrowings under the facility at prime rate plus 1.00%. In addition, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the line, and ranges from 0.30% to 0.50% per annum depending on usage. A portion of the revolving credit facility, up to a maximum of $20 million, is available for the issuance of letters of credit. We had outstanding letters of credit under the Credit Agreement of $1.6 million as of December 31, 2019.

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

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2019		2018		2017
Cash flows provided by operating activities
Cash flows from operating activities - continuing operations	$804,608		$603,484		$393,949
Cash flows from operating activities - discontinued operations	44,031		81,356		53,224
Cash flows provided by operating activities	848,639		684,840		447,173
Cash flows used in investing activities
Loans and finance receivables	(851,056)		(633,944)		(453,768)
Purchases of property and equipment	(20,062)		(14,656)		(15,227)
Other investing activities	27		251		1,810
Cash flows from investing activities - continuing operations	(871,091)		(648,349)		(467,185)
Cash flows from investing activities - discontinued operations	(70,306)		(72,584)		(57,383)
Total cash flows used in investing activities	(941,397)		(720,933)		(524,568)
Cash flows provided by financing activities	$95,484		$22,479		$104,582
Total debt to Adjusted EBITDA (a)	3.6	x	4.2	x	5.7	x

(a)

Total debt to Adjusted EBITDA, a non-GAAP measure, is calculated using Adjusted EBITDA for the twelve months ended for the respective period indicated. See “—Non-GAAP Financial Measures—Adjusted EBITDA.”

Cash Flows from Operating Activities

2019 comparison to 2018

Net cash provided by operating activities increased $201.1 million, or 33.3%, to $804.6 million for 2019 from $603.5 million for 2018. The increase was driven primarily by overall growth in the business with interest and fees paid by customers outpacing operating cash outflows.

2018 comparison to 2017

Net cash provided by operating activities increased $209.4 million, or 53.2%, to $603.5 million for 2018 from $393.9 million for 2017. The increase was driven primarily by overall growth in the business with interest and fees paid by customers outpacing operating cash outflows.

Cash Flows from Investing Activities

2019 comparison to 2018

Net cash used in investing activities increased $222.7 million, or 34.4%, for 2019 compared to 2018, due primarily to a $217.1 million increase in net cash invested in loans and finance receivables, due to a 34.2% increase in loans and finance receivables originated or purchased and a $5.4 million increase in purchases of property and equipment.

2018 comparison to 2017

Net cash used in investing activities increased $181.2 million, or 38.8%, for 2018 compared to 2017, due primarily to a $180.2 million increase in net cash invested in loans and finance receivables, due to a 39.7% increase in loans and finance receivables originated or purchased.

Cash Flows from Financing Activities

2019 comparison to 2018

Net cash provided by financing activities in 2019 was $95.5 million compared to $22.5 million in 2018. Cash flows provided by financing activities for 2019 primarily reflects a net increase of $50.0 million in net borrowings under the Credit Agreement and $80.6 million in net borrowings under our securitization facilities, partially offset by $33.8 million in treasury shares purchased.

On September 15, 2017, we announced the Board of Directors had authorized a share repurchase program for the repurchase of up to $25.0 million of our common stock through December 31, 2019 (the “2017 Authorization”). The $25.0 million limit was reached in January 2019, with all share repurchases having been through open market transactions. On January 31, 2019, we announced the Board of Directors had authorized a share repurchase program for the repurchase of up to $50.0 million of our common stock through December 31, 2020. On October 24, 2019, we announced the Board of Directors had authorized a new share repurchase program totaling $75.0 million that expires December 31, 2020. The new program replaced the prior authorization of $50.0 million. During the current year, we paid $31.9 million to repurchase common stock under the share repurchase programs.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations at December 31, 2019, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Securitizations	Total
Revolving credit agreement (a)	$—	$—	$72,000	$—	$—	$—	$—	$72,000
Senior notes (b)	—	—	—	—	250,000	375,000	—	625,000
Interest on senior notes (c)	53,125	53,125	53,125	53,125	53,125	31,875	—	297,500
Securitization facilities (d)	—	—	—	—	—	—	307,885	307,885
Non-cancelable leases (e)	7,242	7,282	7,018	7,115	6,285	17,179	—	52,121
Total	$60,367	$60,407	$60,143	$60,240	$309,410	$424,054	$307,885	$1,282,506

(a)	Revolving credit agreement may be repaid at any time prior to maturity in June 2022; as such, no interest payments have been included in the table.
(b)	Represents obligations under the 2024 Senior Notes and 2025 Senior Notes.
(c)	Represents cash payments for interest on the 2024 Senior Notes and 2025 Senior Notes.
(d)	Securitizations and related interest are not included in maturities by period due to their variable monthly payments.
(e)	Represents obligations due under long-term operating leases.

The liability for uncertain tax positions has been excluded due to the high degree of uncertainty regarding the timing of potential future cash outflows. We are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority.

OFF-BALANCE SHEET ARRANGEMENTS

In certain markets, we arrange for consumers to obtain consumer loan products from independent third-party lenders through our CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loan. When a customer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan received by the customer from the third-party lender if the customer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default, which generally occurs after one payment is missed. As of December 31, 2019 and 2018, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $27.6 million and $29.7 million, respectively, which were guaranteed by us.

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

We fully reserve for loans and finance receivables once the receivable or a portion of the receivable has been classified as delinquent for 60 consecutive days and generally charge-off loans and finance receivables between 60 to 65 days delinquent. If a loan or finance receivable is deemed uncollectible before it is fully reserved, it is charged off at that point. Loans and finance receivables classified as delinquent generally have an age of one to 64 days from the date any portion of the receivable became delinquent, as defined above. Recoveries on loans and finance receivables previously charged to the allowance are credited to the allowance generally when collected.

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

We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In assessing the qualitative factors, we consider relevant events and circumstances including but not limited to macroeconomic conditions, industry and market environment, our overall financial performance, cash flow from operating activities, market capitalization and stock price. If we determine that the two-step quantitative impairment test is required, we use the income approach to complete our annual goodwill assessment. The income approach uses future cash flows and estimated terminal values that are discounted using a market participant perspective to determine the fair value, which is then compared to the carrying value to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar from an operational and economic standpoint. We completed our annual assessment of goodwill as of June 30, 2019 based on qualitative factors and determined that the fair value of our goodwill exceeded carrying value, and, as a result, no impairment existed at that date. A 10% decrease in the estimated fair value for the June 2019 assessment would not have resulted in a goodwill impairment.

Income Taxes

We account for income taxes under ASC 740, Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax expense together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities and are included within the consolidated balance sheets. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. An expense or benefit is included within the tax provision in the consolidated statement of income for any increase or decrease in the valuation allowance for a given period.

We report our loans and finance receivables in the Company’s tax returns at fair market value, which differs from how we report them in the consolidated financial statements. Changes in the fair market value of our loans and finance receivables as determined for tax purposes may have a significant impact on the timing and amount of how income taxes are recognized in the consolidated financial statements. The estimates of fair market value are dependent on multiple assumptions, including expected credit losses and discount rates.

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

Market risks relating to our operations result primarily from changes in foreign currency exchange rates and interest rates related to our long-term debt.

The net assets of our Brazilian operations are exposed to foreign currency translation gains and losses, which are generally included as a component of accumulated other comprehensive income or loss in stockholders’ equity. We have periodically used forward currency exchange contracts to minimize risk of foreign currency exchange rate fluctuations for certain transactions in Brazil.

We are exposed to interest rate risk primarily related to our 2019-1, 2018-2 and 2018-1 securitization facilities, which are tied to the 1‑month London Interbank Offered Rate (“LIBOR”). LIBOR is a measure of the average rate at which banks are willing to borrow wholesale unsecured funds. Any increase in the 1-month LIBOR could result in an increase in our interest expense.

The Financial Conduct Authority of the United Kingdom (“FCA”) has secured panel bank support to continue submissions to determine LIBOR, but only until 2021. Beyond this date, the future of LIBOR is not guaranteed. We have evaluated our processes, procedures, and contracts and have concluded that transition from LIBOR to a successor rate(s) will not have a material impact on the results of our operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Enova International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Enova International, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Estimated Losses on Loans and Finance Receivables- Loss Emergence Period and Historical Loss Rates

As described in Notes 1 and 2 to the consolidated financial statements, the Company’s allowance for loan and finance receivable losses of $176.9 million as of December 31, 2019 represents management’s allowance for estimated losses on loans and finance receivables at a level estimated to be adequate to absorb losses inherent in the Company’s portfolios. In determining the allowance for estimated losses on loans and finance receivables, management applies a documented systematic methodology and in calculating the allowance for receivable losses, outstanding loans and finance receivables are divided into discrete groups of short-term loans, line of credit accounts, installment loans and receivables purchase agreements (“RPA”) and are analyzed as current or delinquent. The allowance for short-term loans classified as current is based on historical loss rates adjusted for recent default trends for current loans. The allowance for delinquent short-term loans is based upon a six-month rolling average of loss rates by stage of collection. For line of credit accounts, installment loans and RPA portfolios, a migration analysis or roll-rate based methodology is used by management to estimate losses inherent in the portfolio. The allowance calculation under the migration analysis and roll-rate methodology is based on historical loss rates and the loss emergence period, which represents the average amount of time between the first occurrence of a loss event and the charge-off of a loan or RPA.

The principal considerations for our determination that performing procedures relating to the allowance for estimated losses on loans and finance receivables – loss emergence period and historical loss rates is a critical audit matter are (i) there was significant judgment by management when determining the loss emergence period and historical loss rates, which in turn led to a high degree of auditor judgment, subjectivity and audit effort in performing procedures and evaluating audit evidence related to the loss emergence period and historical loss rates for the allowance for loan and finance receivable losses and (ii) the audit effort included the involvement of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for loan and finance receivable losses, including controls over the determination of the loss emergence period and historical loss rates. These procedures also included, among others, testing management’s process for determining the allowance for loan and finance receivable losses, including evaluating the appropriateness of the methods used by management and reasonableness of the loss emergence period and historical loss rates, and testing inputs into the determination of the loss emergence period and historical loss rates, such as the classification of loan and finance receivable between current and delinquent and the related stage of delinquencies. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the loss emergence period and historical loss rates.

Unrecognized Tax Benefits Related to the Timing of Recognition of Income and Losses Related to the Loan and Finance Receivable Portfolio

As described in Notes 1 and 9 to the consolidated financial statements, as of December 31, 2019 the Company recorded $53.6 million in unrecognized tax benefits which requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the consolidated financial statements. As disclosed by management, the Company evaluates tax positions taken in tax returns for all periods that are open to examination by taxing authorities and makes judgments as to whether and to what extent such positions are more likely than not to be sustained based on merit. The Company reports its loans and finance receivables in the Company’s tax returns at fair market value which differs from how loans and finance receivables are reported in the consolidated financial statements. The Company’s principal uncertainties are related to the timing of recognition of income and losses related to its loans and finance receivables.

The principal considerations for our determination that performing procedures relating to unrecognized tax benefits related to the timing of recognition of income and losses related to loans and finance receivables is a critical audit matter are (i) there was significant judgment by management when assessing uncertainties related to the timing of recognition of income and losses related to the loan and finance receivable portfolio in determining unrecognized tax benefits, which in turn led to a high degree of auditor judgment, subjectivity and audit effort in performing procedures and evaluating audit evidence relating to such timing of recognition, and (ii) the audit effort included the involvement of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to unrecognized tax benefits, including controls over the determination of timing of recognition of income and losses related to loans and finance receivables.  These procedures also included, among others, testing management’s process for determining the amount and classification of the unrecognized tax benefits related to loans and finance receivables, including management’s assessment of the likelihood of the possible estimated outcome. These procedures also included testing the information used in the calculation of the unrecognized tax benefits. Professionals with specialized skill and knowledge were used to assist in the evaluation of the measurement of the Company’s unrecognized tax benefits disclosed within the consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 27, 2020

We have served as the Company’s auditor since 2011.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2019	2018
Assets
Cash and cash equivalents(1)	$35,895	$28,114
Restricted cash(1)	45,069	22,169
Loans and finance receivables, net(1)	1,062,650	780,112
Income taxes receivable	32,859	28,914
Other receivables and prepaid expenses(1)	31,643	29,549
Property and equipment, net	54,540	46,062
Operating lease right-of-use asset	19,586	—
Goodwill	267,013	267,013
Intangible assets, net	2,185	3,255
Other assets(1)	22,912	12,179
Assets from discontinued operations	—	116,984
Total assets	$1,574,352	$1,334,351
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses(1)	$122,163	$81,525
Operating lease liability	35,712	—
Deferred tax liabilities, net	48,683	39,337
Long-term debt(1)	991,181	857,929
Liabilities from discontinued operations	—	7,792
Total liabilities	1,197,739	986,583
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 35,764,943 and 34,856,553 shares issued and 32,974,714 and 33,584,606 outstanding as of December 31, 2019 and 2018, respectively	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid in capital	63,791	48,175
Retained earnings	372,681	336,415
Accumulated other comprehensive loss	(3,066)	(13,805)
Treasury stock, at cost (2,790,229 and 1,271,947 shares as of December 31, 2019 and 2018, respectively)	(56,793)	(23,017)
Total stockholders' equity	376,613	347,768
Total liabilities and stockholders' equity	$1,574,352	$1,334,351

(1) Includes amounts in consolidated variable interest entities (“VIEs”) presented separately in the table below.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

The following table presents the aggregated assets and liabilities of consolidated VIEs, which are included in the Consolidated Balance Sheets above. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. See Note 14 for additional information.

	December 31,
	2019	2018
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$420	$210
Restricted cash	42,354	22,168
Loans and finance receivables, net (includes allowance for losses of $38,540 and $27,255 as of December 31, 2019 and 2018, respectively)	420,690	318,961
Other receivables and prepaid expenses	9	2,712
Other assets	2,161	2,544
Total assets of consolidated VIEs	$465,634	$346,595
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$3,171	$3,087
Long-term debt	304,598	223,368
Total liabilities of consolidated VIEs	$307,769	$226,455

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue	$1,174,757	$972,621	$728,903
Cost of Revenue	602,894	503,405	353,488
Gross Profit	571,863	469,216	375,415
Expenses
Marketing	115,132	95,960	76,558
Operations and technology	84,262	78,367	69,631
General and administrative	109,204	105,143	99,754
Depreciation and amortization	15,055	14,200	13,282
Total Expenses	323,653	293,670	259,225
Income from Operations	248,210	175,546	116,190
Interest expense, net	(75,604)	(79,364)	(74,005)
Foreign currency transaction (loss) gain, net	(216)	(2,318)	381
Loss on early extinguishment of debt	(2,321)	(24,991)	(22,895)
Income before Income Taxes	170,069	68,873	19,671
Provision for income taxes	42,053	5,301	2,057
Net income from continuing operations	128,016	63,572	17,614
Net (loss) income from discontinued operations	(91,404)	6,526	11,626
Net Income	$36,612	$70,098	$29,240
Earnings (Loss) Per Share:
Earnings (loss) per common share – basic:
Continuing operations	$3.80	$1.87	$0.52
Discontinued operations	(2.71)	0.19	0.35
Earnings (loss) per common share – basic	$1.09	$2.06	$0.87
Earnings (loss) per common share – diluted:
Continuing operations	$3.72	$1.81	$0.52
Discontinued operations	(2.66)	0.18	0.34
Earnings (loss) per common share – diluted	$1.06	$1.99	$0.86
Weighted average common shares outstanding:
Basic	33,715	33,993	33,523
Diluted	34,398	35,176	34,132

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net Income	$36,612	$70,098	$29,240
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)(1)(2)	10,739	(5,097)	4,492
Reclassification of certain deferred tax effects	—	(1,622)	—
Total other comprehensive gain (loss), net of tax	10,739	(6,719)	4,492
Comprehensive Income	$47,351	$63,379	$33,732

(1)	Net of tax (provision) benefit of $(3,329), $974 and $(2,517) for the years ended December 31, 2019, 2018 and 2017, respectively.
(2)	See Note 1 “Reclassification of AOCI to Net Income” for additional detail.

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other	Treasury Stock,		Total
	Common Stock		Paid in	Retained	Comprehensive	at cost		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2016	33,365	$—	$18,446	$235,455	$(11,578)	(71)	$(624)	$241,699
Stock-based compensation expense	—	—	11,307	—	—	—	—	11,307
Shares issued for vested RSUs	564	—	—	—	—	—	—	—
Shares issued for stock option exercises	4	—	28	—	—	—	—	28
Net income from continuing operations	—	—	—	17,614	—	—	—	17,614
Net income from discontinued operations	—	—	—	11,626	—	—	—	11,626
Foreign currency translation gain, net of tax	—	—	—	—	4,492	—	—	4,492
Purchases of treasury shares, at cost	—	—	—	—	—	(357)	(5,079)	(5,079)
Balance at December 31, 2017	33,933	$—	$29,781	$264,695	$(7,086)	(428)	$(5,703)	$281,687
Stock-based compensation expense	—	—	11,660	—	—	—	—	11,660
Shares issued for vested RSUs	604	—	—	—	—	—	—	—
Shares issued for stock option exercises	320	—	6,734	—	—	—	—	6,734
Net income from continuing operations	—	—	—	63,572	—	—	—	63,572
Net income from discontinued operations	—	—	—	6,526	—	—	—	6,526
Foreign currency translation loss, net of tax	—	—	—	—	(5,097)	—	—	(5,097)
Purchases of treasury shares, at cost	—	—	—	—	—	(844)	(17,314)	(17,314)
Reclassification of certain deferred tax effects	—	—	—	1,622	(1,622)	—	—	—
Balance at December 31, 2018	34,857	$—	$48,175	$336,415	$(13,805)	(1,272)	$(23,017)	$347,768
Stock-based compensation expense	—	—	11,967	—	—	—	—	11,967
Accelerated vesting on RSUs for discontinued operations	5	—	94	—	—	—	—	94
Shares issued for vested RSUs	540	—	—	—	—	—	—	—
Shares issued for stock option exercises	363	—	3,555	—	—	—	—	3,555
Net income from continuing operations	—	—	—	128,016	—	—	—	128,016
Net loss from discontinued operations	—	—	—	(91,404)	—	—	—	(91,404)
Foreign currency translation gain, net of tax	—	—	—	—	10,739	—	—	10,739
Purchases of treasury shares, at cost	—	—	—	—	—	(1,518)	(33,776)	(33,776)
Cumulative effect of accounting change (Note 1)	—	—	—	(346)	—	—	—	(346)
Balance at December 31, 2019	35,765	$—	$63,791	$372,681	$(3,066)	(2,790)	$(56,793)	$376,613

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net Income	$36,612	$70,098	$29,240
Less: Net loss (income) from discontinued operations	91,404	(6,526)	(11,626)
Net income from continuing operations	128,016	63,572	17,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,055	14,200	13,282
Amortization of deferred loan costs and debt discount	6,000	6,201	7,196
Cost of revenue	602,894	503,405	353,488
Stock-based compensation expense	11,967	11,660	11,307
Fair value changes in contingent purchase consideration	—	—	2,358
Loss on early extinguishment of debt	2,321	24,991	22,895
Operating leases, net	(1,548)	—	—
Lease termination and cease-use costs	370	—	—
Deferred income taxes, net	4,741	23,007	(3,924)
Other	—	55	(55)
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(36,572)	(21,306)	(15,255)
Other receivables, prepaid expenses and other assets	(12,801)	(6,670)	(3,337)
Accounts payable and accrued expenses	13,781	11,190	181
Current income taxes	70,384	(26,821)	(11,801)
Cash flows from operating activities - continuing operations	804,608	603,484	393,949
Cash flows from operating activities - discontinued operations	44,031	81,356	53,224
Net cash provided by operating activities	848,639	684,840	447,173
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(1,807,299)	(1,453,262)	(1,171,598)
Loans and finance receivables repaid	956,243	819,318	717,830
Purchases of property and equipment	(20,062)	(14,656)	(15,227)
Other investing activities	27	251	1,810
Cash flows from investing activities - continuing operations	(871,091)	(648,349)	(467,185)
Cash flows from investing activities - discontinued operations	(70,306)	(72,584)	(57,383)
Net cash used in investing activities	(941,397)	(720,933)	(524,568)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	337,049	203,000	30,000
Repayments under revolving line of credit	(287,049)	(181,000)	(30,000)
Borrowings under securitization facilities	322,800	348,813	359,842
Repayments under securitization facilities	(242,203)	(332,916)	(313,853)
Issuance of senior notes	—	375,000	250,000
Repayments of senior notes	—	(345,000)	(155,000)
Debt issuance costs paid	(3,500)	(13,010)	(14,662)
Debt prepayment penalty paid	(1,392)	(18,828)	(16,694)
Payment of promissory note	—	(3,000)	—
Proceeds from exercise of stock options	3,555	6,734	28
Treasury shares purchased	(33,776)	(17,314)	(5,079)
Net cash provided by financing activities	95,484	22,479	104,582
Effect of exchange rates on cash	979	(7,271)	4,717
Net increase (decrease) in cash, cash equivalents and restricted cash	3,705	(20,885)	31,904
Less: decrease (increase) in cash, cash equivalents and restricted cash from discontinued operations	26,976	(1,287)	(7,146)
Change in cash, cash equivalents and restricted cash from continuing operations	30,681	(22,172)	24,758
Cash, cash equivalents and restricted cash at beginning of year	50,283	72,455	47,697
Cash, cash equivalents and restricted cash at end of period	$80,964	$50,283	$72,455

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Nature of the Company

Enova International, Inc. (“Enova”), formed on September 7, 2011, is an independent, publicly traded company, and the Company’s shares of common stock are listed on the New York Stock Exchange under the symbol “ENVA.” Enova and its subsidiaries (individually and collectively referred to herein as the “Company”) operate an internet-based lending platform to serve customers in need of cash to fulfill their financial responsibilities. Through a network of direct and indirect marketing channels, the Company offers funds to its customers through a variety of unsecured loan and finance receivable products. The business is operated primarily through the internet to provide convenient, fully-automated financial solutions to its customers. As of December 31, 2019, the Company offered or arranged loans to consumers under the names “CashNetUSA” and “NetCredit” in 40 states in the United States and under the name “Simplic” in Brazil. The Company also offered financing to small businesses in all 50 states and Washington D.C. in the United States under the names “Headway Capital” and “The Business Backer.” During 2016, the Company also launched “Enova Decisions,” its analytics-as-a-service business that leverages existing tools and technologies in order to help companies make decisions about their own customers.

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

The Company operates a program with a bank to provide technology, marketing services, and loan servicing for near-prime unsecured consumer installment loans. Under the program, the Company receives marketing and servicing fees while the bank receives an origination fee. The bank has the ability to sell and the Company has the option, but not the requirement, to purchase the loans it originates. The Company does not guarantee the performance of the loans originated by the bank.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On October 25, 2019, the Company’s U.K. businesses were placed into administration, which resulted in treatment of the businesses as discontinued operations for all periods presented. Throughout these consolidated financial statements, unless otherwise noted, current and prior year financial information is presented as if the U.K. businesses were excluded from continuing operations as required. For further information about the placement of the segment into administration, refer to “Discontinued Operations” below.

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

As a result of the Company’s exit from the United Kingdom in 2019, and the liquidation of our subsidiaries in Australia and Canada in 2018, the AOCI balances related to the British pound, the Australian dollar and the Canadian dollar were reclassified from AOCI to Net Income. See “Reclassification of AOCI to Net Income” below for more detail.

Discontinued Operations

Beginning in 2007, the Company provided services in the United Kingdom under various brands, including QuickQuid, Pounds to Pocket and On Stride. Due in part to the level of claim and legal settlement costs incurred in conducting our U.K. business and unsuccessful discussions with U.K regulators, on October 24, 2019, the Company announced its intent to exit the U.K. market. On October 25, 2019, Grant Thornton LLP, a licensed U.K. insolvency practitioner, was appointed as administrators (“Administrators”) to take control of management of the U.K. businesses. The effect of the U.K. businesses’ entry into administration was to place their management, affairs, business and property under the direct control of the Administrators. Accordingly, the Company deconsolidated its U.K. businesses as of October 25, 2019 and is presenting them as discontinued operations for all periods presented in these consolidated financial statements. The Company recorded a one-time after-tax charge of $74.5 million, including one-time cash charges of $52.2 million, as a result of placing the UK businesses into administration.

The Company entered into a service agreement with the Administrators under which the Company provides certain administrative, technical and other services in exchange for compensation by the Administrators. The initial term of the agreement is 12 months with options to extend the term for three-month periods. During the year ended December 31, 2019, the Company recorded $1.9 million in revenue related to these services. As of December 31, 2019, the Administrators owed the Company $1.8 million related to services provided.

The following table provides the aggregate carrying amounts of the assets and liabilities of the U.K. businesses included in the Company’s consolidated balance sheets (in thousands):

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2019	2018
Assets
Cash and cash equivalents	$—	$24,803
Restricted cash	—	2,173
Loans and finance receivables, net	—	79,834
Other receivables and prepaid expenses	—	434
Deferred tax assets, net	—	6,166
Property and equipment, net	—	3,491
Other assets	—	83
Total assets of discontinued operations	$—	$116,984
Liabilities
Accounts payable and accrued expenses	$—	$7,792
Total liabilities of discontinued operations	$—	$7,792

The following table provides the financial results of the U.K. businesses, which meet the criteria of discontinued operations and, therefore, are excluded from the Company's results of continuing operations (in thousands):

	Year Ended December 31,
	2019(1)	2018	2017
Revenue	$83,772	$141,453	$114,838
Cost of Revenue	45,507	67,595	43,144
Gross Profit	38,265	73,858	71,694
Expenses
Marketing	13,239	29,309	24,871
Operations and technology	43,338	34,116	25,524
General and administrative	3,011	1,917	1,969
Depreciation and amortization	889	990	1,106
Total Expenses	60,477	66,332	53,470
(Loss) Income from Operations	(22,212)	7,526	18,224
Interest income, net	6	16	2
Foreign currency transaction (loss) gain, net	(1)	(2)	3
Impairment charges upon placement into administration	(97,513)	—	—
(Loss) Income before Income Taxes	(119,720)	7,540	18,229
(Benefit from) provision for income taxes	(28,316)	1,014	6,603
Net (loss) income from discontinued operations	$(91,404)	$6,526	$11,626

(1)	Includes results of the U.K. businesses from January 1, 2019 to October 25, 2019

Cash and Cash Equivalents

The Company considers deposits in banks and short-term investments with original maturities of 90 days or less as cash and cash equivalents.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Cash

The Company includes funds to be used for future debt payments relating to its securitization transactions and escrow deposits in restricted cash and cash equivalents.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	December 31,
	2019	2018	2017
Cash and cash equivalents	$35,895	$28,114	$49,772
Restricted cash	45,069	22,169	22,683
Total cash, cash equivalents and restricted cash	$80,964	$50,283	$72,455

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company fully reserves for loans and finance receivables once the receivable or a portion of the receivable has been classified as delinquent for 60 consecutive days and generally charges off loans and finance receivables between 60 and 65 days delinquent. If a loan or finance receivable is deemed uncollectible before it is fully reserved, it is charged off at that point. Loans and finance receivables classified as delinquent generally have an age of one to 64 days from the date any portion of the receivable became delinquent, as defined above. Recoveries on loans and finance receivables previously charged to the allowance are credited to the allowance generally when collected.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Investment in Unconsolidated Investee

The Company has an equity ownership position in an investment without a readily determinable value. In accordance with ASC 321, Investment – Equity Securities, the Company has elected to measure the investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At each reporting date, the Company reassesses whether the investment still qualifies for this measurement alternative. Further, at each reporting date, the Company performs a qualitative assessment to evaluate whether the investment is impaired. If the qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value, the carrying amount of the investment will be reduced and the resulting loss recognized in net income in the period the impairment is identified. As of December 31, 2019 and 2018, the carrying value of the investment was $6.7 million, which the Company has included in “Other assets” on the consolidated balance sheets. As of December 31, 2019, the Company concluded that the measurement alternative was still appropriate and, as a result of its qualitative assessment, that an impairment charge was not warranted.

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

Operations and Technology Expenses

Operations and technology expenses include all expenses related to the direct operations and technology infrastructure related to loan underwriting and processing. This includes contact center and operations personnel costs, software maintenance expense, underwriting data from third-party vendors, bank and transaction fees and telephony costs.

General and Administrative Expenses

General and administrative expenses primarily include the Company’s corporate personnel costs, as well as legal, occupancy, and other related costs.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). Under this guidance the fair value of share-based compensation is determined at the grant date and the recognition of the related expense is recorded over the period in which the share-based compensation vests. However, with respect to income taxes, the related deduction from taxes payable is based on the award’s intrinsic value at the time of exercise (for an option) or on the fair value upon vesting of the award (for restricted stock units), which can be either greater (creating an excess tax benefit) or less (creating a tax deficiency) than the deferred tax benefit that is recorded as compensation cost is recognized in the consolidated financial statements. Pursuant to Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), these excess tax benefits (deficiencies) are recognized in “Provision for income taxes” in the period that the tax deduction arises. In the consolidated statement of cash flows, they are classified in operating activities in the same manner as other cash flows related to income taxes.

Reclassification of AOCI to Net Income

In 2019 as part of the Company’s one-time charge related to the placement of the U.K. businesses into administration, the Company recorded a $13.2 million loss to recognize the cumulative translation adjustment balance that had been previously recorded to “Accumulated other comprehensive loss” on the consolidated balance sheets.

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

The following table sets forth the components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2019 and 2018 (in thousands):

	Foreign
	currency
	translation
	gain (loss)	Total
Balance at December 31, 2017	$(7,086)	$(7,086)
Other comprehensive loss from continuing operations, before reclassifications and tax	(2,405)	(2,405)
Tax impact	519	519
Other comprehensive loss from discontinued operations, before reclassifications and tax	(6,009)	(6,009)
Tax impact	982	982
Australia and Canada liquidation (1)	2,343	2,343
Tax impact	(527)	(527)
Reclassification of certain deferred tax effects (2)	(1,622)	(1,622)
Balance at December 31, 2018	$(13,805)	$(13,805)
Other comprehensive loss from continuing operations, before reclassifications and tax	(671)	(671)
Tax impact	124	124
Other comprehensive gain from discontinued operations, before reclassifications and tax	1,551	1,551
Tax impact	(364)	(364)
Placement of U.K. businesses into administration(3)	13,188	13,188
Tax impact	(3,089)	(3,089)
Balance at December 31, 2019	$(3,066)	$(3,066)

(1)

Amount represents the reclassification of foreign currency translation losses from AOCI to the consolidated statements of income due to the liquidation of the Company’s Australian and Canadian businesses.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Amount represents the reclassification of stranded tax effects from AOCI to retained earnings resulting from the change in the federal corporate income tax rate under the Tax Cuts and Jobs Act.
(3)	Amount represents the reclassification of foreign currency translation losses from AOCI to the consolidated statements of income due to the placement of the U.K. businesses into administration.

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

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income from continuing operations	$128,016	$63,572	$17,614
Net (loss) income from discontinued operations	(91,404)	6,526	11,626
Net Income	$36,612	$70,098	$29,240
Denominator:
Total weighted average basic shares	33,715	33,993	33,523
Shares applicable to stock-based compensation	683	1,183	609
Total weighted average diluted shares	34,398	35,176	34,132
Earnings per common share – basic:
Continuing operations	$3.80	$1.87	$0.52
Discontinued operations	(2.71)	0.19	0.35
Earnings per common share – basic	$1.09	$2.06	$0.87
Earnings per common share – diluted:
Continuing operations	$3.72	$1.81	$0.52
Discontinued operations	(2.66)	0.18	0.34
Earnings per common share – diluted	$1.06	$1.99	$0.86

For the years ended December 31, 2019, 2018 and 2017, 985,130, 587,045 and 1,563,975 shares of common stock underlying stock options, respectively, and 12,384, 82,929 and 182,008 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net earnings per share because their effect would have been antidilutive.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016‑02, Leases (Topic 842) (“ASU 2016‑02”). ASU 2016‑02 requires lessee recognition on the balance sheet of a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the consolidated income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis. It also requires classification of all cash payments within operating activities in the consolidated statement of cash flows. In July 2018, the FASB issued ASU 2018‑11, Leases (Topic 842): Targeted Improvements (“ASU 2018‑11”), which provides targeted improvements to ASU 2016‑02 by providing an additional optional transition method and a lessor practical expedient for lease and non-lease components. In March 2019, the FASB issued ASU 2019‑01, Leases (Topic 842): Codification Improvements (“ASU 2019‑01”), which clarifies transition disclosures related to ASC 250, Accounting Changes and Error Corrections. ASU 2016‑02 and ASU 2019‑01 became effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018.

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

Increase
(decrease)
Assets
Operating lease right-of-use assets	21,830
Assets from discontinued operations	467
Total assets	$22,297
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$(16,860)
Operating lease liabilities	39,134
Deferred tax liabilities, net	(102)
Liabilities from discontinued operations	471
Total liabilities	22,643
Stockholders' equity:
Retained earnings	(346)
Total stockholders' equity	(346)
Total liabilities and stockholders' equity	$22,297

Accounting Standards to be Adopted in Future Periods

In November 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also clarifying and amending existing guidance to improve consistent application ASU 2019-12 is effective in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact ASU 2019-12 will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancellable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. ASU 2018-15 is effective in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company anticipates adopting in the first quarter of 2020 under the prospective transition approach and does not expect adoption to have a material effect on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) to simplify the accounting for goodwill impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company does not expect that the adoption of ASU 2017-04 will have a material effect on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016‑13”). The amendments in ASU 2016‑13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In April 2019 and November 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, respectively, which provide subsequent amendments to the initial guidance in ASU 2016‑13. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, which provides entities that have certain instruments within the scope of ASC 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost, with an option to irrevocably elect the fair value option in ASC 825-10, Financial Instruments—Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which sets the mandatory effective date of ASU 2016‑13 for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Company adopted ASU 2016-13 and the related aforementioned ASUs effective January 1, 2020 and plans to elect the fair value option on all loans and finance receivables. In accordance with the transition guidance, the Company will (i) release the allowance for estimated losses on loans and finance receivables at that date; (ii) release the unamortized net deferred origination costs at that date; and (iii) measure the loans and finance receivables at fair value. These adjustments are recognized collectively through a cumulative-effect adjustment to opening retained earnings, which the Company currently estimates to be approximately $100 million, net of tax. As a result of the adoption of this ASU, the Company’s loans and finance receivables will be carried at fair value with changes in fair value recognized directly in earnings and origination fees and costs will no longer be deferred.

2. Loans and Finance Receivables, Credit Quality Information and Allowances and Liabilities for Estimated Losses on Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the years ended December 31, 2019, 2018 and 2017 was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Short-term loans	$113,826	$140,903	$126,602
Line of credit accounts	535,742	363,495	262,574
Installment loans and RPAs	522,289	466,854	338,838
Total loans and finance receivables revenue	1,171,857	971,252	728,014
Other	2,900	1,369	889
Total Revenue	$1,174,757	$972,621	$728,903

The components of Company-owned loans and finance receivables at December 31, 2019 and 2018 were as follows (in thousands):

	As of December 31, 2019
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$16,150	$365,820	$759,240	$1,141,210
Delinquent receivables:
Delinquent payment amounts(1)	—	22,441	1,924	24,365
Receivables on non-accrual status	13,614	4,576	55,824	74,014
Total delinquent receivables	13,614	27,017	57,748	98,379
Total loans and finance receivables, gross	29,764	392,837	816,988	1,239,589
Less: Allowance for losses	(8,879)	(91,002)	(77,058)	(176,939)
Loans and finance receivables, net	$20,885	$301,835	$739,930	$1,062,650

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2018
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Current receivables	$16,621	$213,896	$610,881	$841,398
Delinquent receivables:
Delinquent payment amounts(1)	—	10,783	1,490	12,273
Receivables on non-accrual status	21,147	2,884	46,624	70,655
Total delinquent receivables	21,147	13,667	48,114	82,928
Total loans and finance receivables, gross	37,768	227,563	658,995	924,326
Less: Allowance for losses	(14,492)	(51,009)	(78,713)	(144,214)
Loans and finance receivables, net	$23,276	$176,554	$580,282	$780,112

(1)

Represents the delinquent portion of installment loans and line of credit account balances for customers that have only missed one payment. See Note 1 “Significant Accounting Policies-Current and Delinquent Loans and Finance Receivables” for additional information.

Changes in the allowance for losses for Company-owned loans and finance receivables and the liability for estimated losses on the Company’s guarantees of third-party lender-owned loans through the CSO programs for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	Year Ended December 31, 2019
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$14,492	$51,009	$78,713	$144,214
Cost of revenue	44,746	278,311	280,492	603,549
Charge-offs	(60,164)	(257,803)	(355,986)	(673,953)
Recoveries	9,805	19,485	73,980	103,270
Effect of foreign currency translation	—	—	(141)	(141)
Balance at end of period	$8,879	$91,002	$77,058	$176,939
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,964	$—	$202	$2,166
(Decrease) increase in liability	(913)	—	258	(655)
Balance at end of period	$1,051	$—	$460	$1,511

	Year Ended December 31, 2018
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$12,871	$31,148	$63,818	$107,837
Cost of revenue	60,952	164,052	278,493	503,497
Charge-offs	(72,774)	(158,817)	(314,603)	(546,194)
Recoveries	13,443	14,626	51,685	79,754
Effect of foreign currency translation	—	—	(680)	(680)
Balance at end of period	$14,492	$51,009	$78,713	$144,214
Liability for third-party lender-owned loans:
Balance at beginning of period	$2,105	$—	$153	$2,258
(Decrease) increase in liability	(141)	—	49	(92)
Balance at end of period	$1,964	$—	$202	$2,166

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2017
	Short-term	Line of Credit	Installment Loans and
	Loans	Accounts	RPAs	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$11,925	$26,594	$50,173	$88,692
Cost of revenue	54,379	95,297	203,552	353,228
Charge-offs	(65,181)	(102,392)	(224,711)	(392,284)
Recoveries	11,748	11,649	34,717	58,114
Effect of foreign currency translation	—	—	87	87
Balance at end of period	$12,871	$31,148	$63,818	$107,837
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,716	$—	$280	$1,996
Increase (decrease) in liability	389	—	(127)	262
Balance at end of period	$2,105	$—	$153	$2,258

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of December 31, 2019 and 2018, the amount of consumer loans guaranteed by the Company was $27.6 million and $29.7 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $1.5 million and $2.2 million as of December 31, 2019 and 2018, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

3. Property and Equipment

As a leading technology and analytics company, a significant amount of capital is invested in developing computer software and systems infrastructure.

Major classifications of property and equipment at December 31, 2019 and 2018 were as follows (in thousands):

	As of December 31, 2019
	Cost	Accumulated Depreciation	Net
Computer software	$86,509	$(47,573)	$38,936
Furniture, fixtures and equipment	24,414	(18,777)	5,637
Leasehold improvements	17,707	(7,740)	9,967
Total	$128,630	$(74,090)	$54,540

	As of December 31, 2018
	Cost	Accumulated Depreciation	Net
Computer software	$86,880	$(59,409)	$27,471
Furniture, fixtures and equipment	34,632	(28,121)	6,511
Leasehold improvements	18,073	(5,993)	12,080
Total	$139,585	$(93,523)	$46,062

The Company capitalized internal software development costs of $16.8 million, $10.9 million and $10.7 million during 2019, 2018 and 2017, respectively.

The Company recognized depreciation expense of $14.0 million, $13.1 million and $12.2 million during 2019, 2018 and 2017, respectively.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill for the years ended December 31, 2019 and 2018 were as follows (in thousands):

Balance as of January 1, 2018	$267,015
Effect of foreign currency translation	(2)
Balance as of December 31, 2018	$267,013
Balance as of December 31, 2019	$267,013

The Company completed its annual assessment of goodwill as of June 30, 2019 based on qualitative factors and determined that the fair value of its goodwill exceeded carrying value; as such, no impairment existed at that date. The Company expects that its entire goodwill balance will be deductible for tax purposes.

Acquired intangible assets that are subject to amortization as of December 31, 2019 and 2018, were as follows (in thousands):

	As of December 31, 2019
	Cost	Accumulated Amortization	Net
Customer relationships	$3,497	$(3,417)	$80
Lead provider and broker relationships	5,689	(5,369)	320
Trademarks	2,523	(818)	1,705
Non-competition agreements	800	(720)	80
Total	$12,509	$(10,324)	$2,185

	As of December 31, 2018
	Cost	Accumulated Amortization	Net
Customer relationships	$3,497	$(3,257)	$240
Lead provider and broker relationships	5,689	(4,729)	960
Trademarks	2,523	(708)	1,815
Non-competition agreements	800	(560)	240
Total	$12,509	$(9,254)	$3,255

Customer, lead provider and broker relationships are generally amortized over three to five years based on the pattern of economic benefits provided. Trademarks are generally amortized over three to 20 years on a straight-line basis. Non-competition agreements are amortized over the applicable terms of the contract.

Amortization expense for acquired intangible assets was $1.1 million, for each of the years ended December 31, 2019, 2018 and 2017, respectively.

Estimated future amortization expense for the years ended December 31, is as follows (in thousands):

Year	Amount
2020	$590
2021	110
2022	110
2023	110
2024	110

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2019 and 2018 were as follows (in thousands):

	As of December 31,
	2019	2018
Unrecognized tax benefits	$44,780	$—
Trade accounts payable	23,829	26,318
Accrued payroll and fringe benefits	18,747	17,595
Accrued interest payable	17,479	16,976
Deferred fees on third-party consumer loans	11,266	5,608
Accrual for consumer loan payments rejected for non-sufficient funds	4,381	5,643
Liability for losses on third-party lender owned consumer loans	1,511	2,166
Other accrued liabilities	170	116
Deferred finish out allowance	—	7,103
Total	$122,163	$81,525

6. Marketing Expenses

Marketing expenses for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Advertising	$83,952	$66,442	$49,327
Customer procurement expense including lead purchase costs	31,180	29,518	27,212
Customer referral and revenue sharing expense	—	—	19
Total	$115,132	$95,960	$76,558

7. Leases

The Company has operating leases primarily for its corporate headquarters, other offices located in the U.S. and certain equipment. The Company’s leases have remaining lease terms of less than one year to eight years. Certain leases include options to extend the leases for up to five years, while others include options to terminate the leases within one year. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Lease expenses for the year ended December 31, 2019 were as follows (in thousands):

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended December 31,
2019
Operating lease cost	$6,096
Operating lease impairment charge	370
Variable lease cost	363
Short-term lease cost	158
Sublease income	(82)
Total lease cost	$6,905

Rent expense was $5.6 million and $5.1 million for the years ended December 31, 2018 and 2017, respectively.

Future minimum lease payments as of December 31, 2019 are as follows (in thousands):

Year	Amount
2020	$7,242
2021	7,282
2022	7,018
2023	7,115
2024	6,285
Thereafter	17,179
Total lease payments	$52,121
Less: interest	16,409
Present value of lease liabilities	$35,712

The weighted average remaining lease term and discount rate as of December 31, 2019 were as follows:

December 31,
2019

Weighted average remaining lease term (years)
Operating leases	7.2
Weighted average discount rate
Operating leases	10.82%

Supplemental cash flow disclosures related to leases for the year ended December 31, 2019 were as follows (in thousands):

Year Ended December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,366
Right-of-use assets obtained in exchange for lease obligations
Operating leases	59

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-term debt

The Company’s long-term debt instruments and balances outstanding as of December 31, 2019 and 2018 were as follows (in thousands):

	December 31,
	2019	2018

Securitization notes	$307,885	$227,288
Revolving line of credit	72,000	22,000
8.50% senior notes due 2024	250,000	250,000
8.50% senior notes due 2025	375,000	375,000
Subtotal	1,004,885	874,288
Less: Long-term debt issuance costs	(13,704)	(16,359)
Total long-term debt	$991,181	$857,929

Weighted-average interest rates on long-term debt were 8.61% and 9.78% for the year ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreements.

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

The 2025 Senior Notes are redeemable at the Company’s option, in whole or in part, (i) at any time prior to September 15, 2021 at 100% of the aggregate principal amount of 2025 Senior Notes redeemed plus the applicable “make whole” premium specified in the indenture that governs the Company’s 2025 Senior Notes (the “2025 Senior Notes Indenture”), plus accrued and unpaid interest, if any, to the redemption date and (ii) at any time on or after September 15, 2021 at the premium, if any, specified in the 2025 Senior Notes Indenture that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to September 15, 2021, at its option, the Company may redeem up to 40% of the aggregate principal amount of the 2025 Senior Notes at a redemption price of 108.5% of the aggregate principal amount of 2025 Senior Notes redeemed, plus accrued and unpaid interest, if any, to the redemption date, with the proceeds of certain equity offerings as described in the 2025 Senior Notes Indenture.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The 2024 Senior Notes are redeemable at the Company’s option, in whole or in part, (i) at any time prior to September 1, 2020 at 100% of the aggregate principal amount of 2024 Senior Notes redeemed plus the applicable “make whole” premium specified in the indenture that governs the Company’s 2024 Senior Notes (the “2024 Senior Notes Indenture”), plus accrued and unpaid interest, if any, to the redemption date and (ii) at any time on or after September 1, 2020 at the premium, if any, specified in the 2024 Senior Notes Indenture that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to September 1, 2020, at its option, the Company may redeem up to 40% of the aggregate principal amount of the 2024 Senior Notes at a redemption price of 108.5% of the aggregate principal amount of 2024 Senior Notes redeemed, plus accrued and unpaid interest, if any, to the redemption date, with the proceeds of certain equity offerings as described in the 2024 Senior Notes Indenture.

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

Consumer Loan Securitizations

2019-A Notes

On October 17, 2019 (the “2019-A Closing Date”), the Company issued $138,888,000 Class A Asset Backed Notes (the “2019-A Class A Notes”), $44,445,000 Class B Asset Backed Notes (the “2019-A Class B Notes”), and $16,667,000 Class C Asset Backed Notes (the “2019-A Class C Notes” and, collectively with the 2019-A Class A Notes and the 2019-A Class B Notes, the “2019-A Notes”), through an indirect subsidiary. The 2019-A Class A Notes bear interest at 3.96%, the 2019-A Class B Notes bear interest at 6.17%, and the 2019-A Class C Notes bear interest at 7.62%. The 2019-A Notes are backed by a pool of unsecured consumer installment loans (“Securitization Receivables”) and represent obligations of the issuer only. The 2019-A Notes are not guaranteed by the Company. Under the 2019‑A Notes, Securitization Receivables are sold to a wholly-owned subsidiary of the Company and serviced by another subsidiary of the Company. As of December 31, 2019, the total outstanding amount of the 2019-A Notes was $173.3 million.

The net proceeds of the offering of the 2019-A Notes on the 2019-A Closing Date were used to acquire the Securitization Receivables from the Company, fund a reserve account and pay fees and expenses incurred in connection with the transaction. The amount of Securitization Receivables sold to the issuer on the 2019-A Closing Date was approximately $200.0 million. Additional Securitization Receivables totaling approximately $22.2 million were sold to the issuer prior to December 31, 2019.

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

2019-1 Facility

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

The 2019‑1 Debtor has issued a delayed draw term note with an initial maximum principal balance of $30.0 million and a revolving note with an initial maximum principal balance of $20.0 million for an aggregate initial maximum principal balance of $50.0 million, which is required to be secured by eligible Securitization Receivables. The 2019‑1 Facility has an accordion feature that, with the consent of the 2019‑1 Lender, allows for the maximum principal balance of the delayed draw term note to increase to $50.0 million and the maximum principal balance of the revolving note to increase to $25.0 million, for an aggregate maximum principal balance of $75.0 million. The 2019‑1 Facility is non-recourse to the Company and matures three years after the 2019‑1 Closing Date. As of December 31, 2019, the total outstanding amount of the 2019‑1 Facility was $12.8 million.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

2018-A Notes

On October 31, 2018 (the “2018-A Closing Date”), the Company issued $95,000,000 Class A Asset Backed Notes (the “2018-A Class A Notes”) and $30,400,000 Class B Asset Backed Notes (the “2018-A Class B Notes” and, collectively with the Class A Notes, the “2018-A Notes”), through an indirect subsidiary. The Class A Notes bear interest at 4.20% and the Class B Notes bear interest at 7.37%. The 2018-A Notes are backed by a pool of Securitization Receivables and represent obligations of the issuer only. The 2018-A Notes are not guaranteed by the Company. Under the 2018-A Notes, Securitization Receivables are sold to a wholly-owned subsidiary of the Company and serviced by another subsidiary of the Company. As of December 31, 2019 and 2018, the total outstanding amount of the 2018-A Notes was $41.8 and $111.4 million, respectively.

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

2018-2 Facility

On October 23, 2018, the Company and several of its subsidiaries entered into a receivables funding agreement (the “2018-2 Facility”) with Credit Suisse AG, New York Branch, as agent (the “2018-2 Agent”). The 2018-2 Facility collateralizes Securitization Receivables that have been and will be originated or acquired under the Company’s NetCredit brand by several of its subsidiaries and that meet specified eligibility criteria in exchange for a revolving note. Under the 2018-2 Facility, Securitization Receivables are sold to a wholly-owned subsidiary of the Company (the “2018-2 Debtor”) and serviced by another subsidiary of the Company.

The 2018-2 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which is required to be secured by 1.25 times the drawn amount in eligible Securitization Receivables. The 2018-2 Facility is non-recourse to the Company and matures on October 23, 2022. As of December 31, 2019 and 2018, the outstanding amount of the 2018-2 Facility was $80.0 million and $25.0 million, respectively.

The 2018-2 Facility is governed by a loan and security agreement, dated as of October 23, 2018, between the 2018-2 Agent, the 2018-2 Debtor and certain other lenders and agent parties thereto. The 2018-2 Facility bears interest at a rate per annum equal to one-month LIBOR (subject to a floor) plus an applicable margin, which rate per annum is 3.75%. In addition, the 2018-2 Debtor paid certain customary upfront closing fees to the 2018-2 Agent. Interest payments on the 2018-2 Facility will be made monthly. The 2018-2 Debtor shall be permitted to prepay the 2018-2 Facility, subject to certain fees and conditions. Any remaining amounts outstanding will be payable no later than October 23, 2022, the final maturity date.

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

The 2018‑1 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which is required to be secured by 1.25 times the drawn amount in eligible Securitization Receivables. The 2018‑1 Facility is non-recourse to the Company and matures on July 22, 2023. As of December 31, 2019 the company had no borrowings outstanding under the 2018-1 Facility. As of December 31, 2018, the outstanding amount of the 2018-1 Facility was $36.0 million.

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

2016-1 Facility

On January 15, 2016, the Company and certain of its subsidiaries entered into a receivables securitization (as amended, the “2016-1 Securitization Facility”) with certain purchasers, Jefferies Funding LLC, as administrative agent (the “2016-1 Agent”) and Bankers Trust Company, as indenture trustee and securities intermediary (the “Indenture Trustee”). The 2016-1 Securitization Facility securitized Securitization Receivables that were originated or acquired under the Company’s NetCredit brand and that meet specified eligibility criteria. Under the 2016-1 Securitization Facility, Securitization Receivables were sold to a wholly-owned special purpose subsidiary (the “2016-1 Issuer”) and serviced by another subsidiary. The 2016-1 Securitization Facility, as amended on October 20, 2017, provided for a maximum principal amount of $275 million, an initial term note with an initial principal amount of $181.1 million and the ability to subsequently issue term notes thereafter, variable funding notes with an aggregate committed availability of $75 million per quarter with an option to increase the commitment to $90 million and a revolving period of the facility ending in April 2019.

Subject to certain exceptions, the 2016‑1 Issuer was not permitted to prepay or redeem the 2016-1 Facility prior to April 15, 2019, but the 2016-1 Agent, the Indenture Trustee, and the holders of the notes agreed to permit an early repayment. On March 29, 2019, the 2016-1 Facility was repaid in full. As of December 31, 2018, the outstanding amount of the Amended Facility was $54.9 million.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Credit Agreement is secured by domestic receivables. The borrowing limit in the Credit Agreement, as amended, is $125 million and its maturity date is June 30, 2022. The Company had outstanding borrowings under the Credit Agreement of $72.0 million and $22.0 million as of December 31, 2019 and 2018, respectively.

The Credit Agreement provides for a revolving credit line with interest on borrowings under the facility at prime rate plus 1.00%. In addition, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the line, and ranges from 0.30% per annum to 0.50% per annum depending on usage. A portion of the revolving credit facility, up to a maximum of $20 million, is available for the issuance of letters of credit. The Company had outstanding letters of credit under the Credit Agreement of $1.2 million and $1.6 million as of December 31, 2019 and 2018, respectively. The Credit Agreement provides for certain prepayment penalties if it is terminated on or before its first and second anniversary date, subject to certain exceptions.

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

As of December 31, 2019, required principal payments under the terms of the long-term debt for each of the five years after December 31, 2019 are as follows (in thousands):

Year	Amount
2020	$—
2021	—
2022	72,000
2023	—
2024	250,000
Thereafter	375,000
Securitization	307,901	(1)
Total	$1,004,901

(1)

The 2019-A Notes mature on June 22, 2026, the 2019-1 Facility matures on February 25, 2022, the 2018-A Notes mature on May 20, 2026, the 2018-2 Facility matures on October 23, 2022 and the 2018-1 Facility matures on July 22, 2023.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes

The components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 were as follows (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Loans and finance receivables, net	$5,627	$5,362
Compensation and benefits	4,699	4,187
Translation adjustments	839	1,192
Accrued rent and deferred finish out allowance	8,411	3,392
Foreign net operating loss carryforward	5,127	4,679
Contingency reserves	—	888
Other	2,335	2,375
Total deferred tax assets	27,038	22,075
Deferred tax liabilities:
Amortizable intangible assets	51,389	44,756
Property and equipment	11,775	8,824
Lease liability	4,613	—
Other	2,567	2,702
Total deferred tax liabilities	70,344	56,282
Net deferred tax liabilities before valuation allowance	(43,306)	(34,207)
Valuation allowance	(5,377)	(5,130)
Net deferred tax liabilities	$(48,683)	$(39,337)

The components of the provision for income taxes and the income to which it relates for the years ended December 31, 2019, 2018 and 2017 are shown below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Income before income taxes:
Domestic	$170,069	$68,873	$19,671
International	—	—	—
Income before income taxes	$170,069	$68,873	$19,671
Current provision (benefit):
Federal	$24,995	$(16,464)	$3,755
International	—	42	(3)
State and local	6,151	(1,284)	2,229
Total current provision (benefit)	$31,146	$(17,706)	$5,981
Deferred provision (benefit):
Federal	$7,626	$22,735	$(3,786)
International	—	—	—
State and local	3,281	272	(138)
Total deferred provision (benefit)	$10,907	$23,007	$(3,924)
Total provision for income taxes	$42,053	$5,301	$2,057

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effective tax rate on income differs from the federal statutory rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017, for the following reasons (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Tax provision computed at the federal statutory income tax rate	$35,714	$14,463	$6,886
State and local income taxes, net of federal tax benefits	5,254	2,660	1,440
Share-based compensation	(2,015)	(1,790)	(1,005)
Foreign exchange gain	—	—	724
Deferred tax adjustment from TCJA	—	(10,284)	(7,491)
162(m) limit on deductibility of executive compensation	742	1,547	—
State rate adjustment	2,210	—	—
Other	148	(1,295)	1,503
Total provision	$42,053	$5,301	$2,057
Effective tax rate	24.7%	7.7%	10.5%

As required under ASC 740, the Company revalued the existing deferred tax balances as of December 31, 2017 due to a change in the Federal income tax rate in the period as result of the enactment of the Tax Cuts and Jobs Act (“TCJA”). In accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”), the Company obtained further necessary information and incorporated published guidance provided after year end. These items were utilized to prepare the Company’s federal and state income tax filings for the 2017 tax year. Included in the Company’s income tax expense for the year ended December 31, 2018 are certain adjustments related to the finalization of computations related to the TCJA. As of December 22, 2018, the Company considered the one-year period provided for under SAB 118 to be closed.

The Company has state net operating loss carryforwards of $16.3 million and $13.2 million as of December 31, 2019 and 2018, respectively, that, if unused, will expire between calendar years 2023 and 2038. The Company has not recorded a valuation allowance related to the state net operating loss carryforwards as they are more likely than not to be utilized. The Company has gross foreign net operating loss carryforwards from Brazilian operations of $24.4 million, $20.6 million and $10.7 million as of December 31, 2019, 2018 and 2017, respectively. These net operating loss carryforwards are subject to annual limitations and have an unlimited carryforward period. The Company has recorded a full valuation allowance related to the foreign net operating loss carryforwards, as well as other foreign deferred tax assets, as they are not more likely than not to be utilized.

The following table summarizes the valuation allowance activity for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of period	$5,130	$2,650	$1,807
Additions	247	2,480	843
Deductions	—	—	—
Balance at end of period	$5,377	$5,130	$2,650

A reconciliation of the activity related to unrecognized tax benefits follows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of period	$40,340	$727	$351
Additions based on tax positions related to the current year	15,085	8,248	229
Additions for tax positions of prior years	—	31,365	147
Reductions for tax positions of prior years	(1,812)	—	—
Balance at end of period	$53,613	$40,340	$727

Included in the balances of unrecognized tax benefits at December 31, 2019, 2018 and 2017 are potential benefits of $13.9 million, $13.3 million and $0.7 million, respectively, that, if recognized, would favorably affect the effective tax rate in the period of

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognition. The balance of unrecognized tax benefits for temporary items as of December 31, 2019 and 2018 was $39.7 million and $27.1 million, respectively. There were no unrecognized tax benefits for temporary items as of December 31, 2017. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits includes $2.0 million for accrued interest and penalties related to unrecognized tax benefits as of December 31, 2019. The liability for unrecognized tax benefits included no amounts for accrued interest and penalties related to unrecognized tax benefits as of December 31, 2018 and 2017.

The Company believes it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits will change by a significant amount. The Company’s principal uncertainties are related to the timing of recognition of income and losses related to its loan and finance receivable portfolio. The Company is currently under a Joint Committee on Taxation review of certain tax returns that were filed during 2018 in conjunction with the refunds claimed on those returns. Depending upon the outcome of the review and any related agreements or settlements with the relevant taxing authorities, the amount of the uncertainty, including amounts that would be recognized as a component of the effective tax rate, could change significantly. While the total amount of uncertainty to be resolved is not clear, it is reasonably possible that the uncertainties pertaining to this matter will be resolved in the next twelve months.

The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. The statute of limitations related to the Company’s consolidated Federal income tax returns is closed for all tax years up to and including 2015. However, the 2015 tax year is still open to the extent of the net operating loss that was carried back from the 2017 tax return. The years open to examination by state, local and foreign government authorities vary by jurisdiction, but the statute of limitation is generally three years from the date the tax return is filed. For jurisdictions that have generated net operating losses, carryovers may be subject to the statute of limitations applicable for the year those carryovers are utilized. In these cases, the period for which the losses may be adjusted will extend to conform with the statute of limitations for the year in which the losses are utilized. In most circumstances, this is expected to increase the length of time that the applicable taxing authority may examine the carryovers by one year or longer, in limited cases.

10. Commitments and Contingencies

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans and is required to purchase any defaulted loans it has guaranteed. As of December 31, 2019 and 2018, the amount of consumer loans guaranteed by the Company was $27.6 million and $29.7 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $1.5 million and $2.2 million, as of December 31, 2019 and 2018, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

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

11. Employee Benefit Plans

The Company sponsors the Enova International, Inc. 401(k) Savings Plan (the “401(k) Plan”), which is open to all U.S. employees of the Company and its subsidiaries. New employees are automatically enrolled in this plan unless they elect not to participate. The

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company makes matching contributions of 100% of the first 1% of pay and 50% of the next 5% of pay that each employee contributes to the 401(k) Plan. The Company’s matching contributions fully vest after a participant’s second year of service with the Company. The Company also offers the Enova International, Inc. Nonqualified Savings Plan (the “NQSP”) for certain members of Company management. The Company’s consolidated contributions to the 401(k) Plan and the NQSP were $2.5 million, $2.5 million and $1.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company sponsors the Enova International, Inc. Supplemental Executive Retirement Plan (“SERP”) in which certain officers and certain other employees of the Company participate. Under this defined contribution plan, the Company makes an annual supplemental cash contribution to the SERP based on the terms of the plan as approved by the Company’s Management Development and Compensation Committee of the Board of Directors. The Company recorded compensation expense of $0.5 million for SERP contributions for each of the years ended December 31, 2019, 2018 and 2017.

The NQSP and the SERP are non-qualified, unfunded, deferred compensation plans for which the Company holds securities in rabbi trusts to pay benefits. These securities are classified as trading securities, and the unrealized gains and losses on these securities are netted with the costs of the plans in “General and administrative expenses” in the consolidated statements of income.

Amounts included in the consolidated balance sheets relating to the NQSP and the SERP were as follows (in thousands):

	As of December 31,
	2019	2018
Prepaid expenses and other assets	$2,867	$2,052
Accounts payable and accrued expenses	$3,397	$2,580

12. Stock-Based Compensation

Under the Enova International, Inc. 2014 Second Amended and Restated Long-Term Incentive Plan (the “Enova LTIP”), the Company is authorized to issue 12,500,000 shares of Common Stock pursuant to “Awards” granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options, restricted stock units (“RSUs”), restricted stock, performance shares, stock appreciation rights or other stock-based awards. Since 2014, nonqualified stock options and RSU awards have been the only stock-based awards granted under the Plan. As of December 31, 2019, there were 5,464,314 shares available for future grants under the Enova LTIP.

During the year ended December 31, 2019, the Company received 76,789 shares of its common stock valued at approximately $1.9 million as partial payment of taxes required to be withheld upon issuance of shares under RSUs.

Restricted Stock Units

During the years ended December 31, 2019, 2018 and 2017, the Company granted RSUs to Company officers, certain employees and to the non-management members of the Board of Directors under the Enova LTIP. Each vested RSU entitles the holder to receive a share of the common stock of the Company. For Company officers and certain employees, the shares are to be issued upon vesting of the RSUs generally over a period of four years. Shares for RSU awards granted to members of the Board of Directors vest and are issued twelve months after the grant date.

In accordance with ASC 718, the grant date fair value of RSUs is generally based on the Company’s closing stock price on the day before the grant date and is amortized to expense over the vesting periods. The agreements relating to awards provide that the vesting and payment of awards would be accelerated if there is a change in control of the Company.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s RSU activity during 2019, 2018 and 2017:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2019		2018		2017
	Units	Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	1,242,422	$16.34	1,425,883	$12.00	1,359,057	$9.49
Units granted	616,010	24.14	639,109	21.74	763,727	14.70
Shares issued	(545,592)	14.23	(604,116)	11.90	(563,689)	9.68
Units forfeited	(195,074)	19.61	(218,454)	16.12	(133,212)	11.62
Outstanding at end of year	1,117,766	$21.09	1,242,422	$16.34	1,425,883	$12.00

Compensation expense related to these RSUs totaling $8.4 million ($6.4 million net of related taxes), $8.8 million ($6.7 million net of related taxes) and $7.3 million ($5.6 million net of related taxes) was recognized for the years ended December 31, 2019, 2018 and 2017, respectively. Total unrecognized compensation cost related to these RSUs at December 31, 2019 was $17.4 million, which will be recognized over a weighted average period of approximately 2.5 years. The outstanding RSUs had an aggregate intrinsic value of $26.9 million at December 31, 2019.

Stock Options

During the years ended December 31, 2019, 2018 and 2017, the Company granted stock options to purchase Enova stock to Company officers and certain employees under the Enova LTIP. Stock options would allow the holder to purchase shares of the Company’s common stock at a price not less than the fair market value of the shares as of the grant date, or the exercise price.

Stock options granted under the Enova LTIP become exercisable in equal increments on the first, second and third anniversaries of their date of grant, and expire on the seventh anniversary of their date of grant. Exercise prices of these stock options are equal to the closing stock price on the day before the grant date. In accordance with ASC 718, compensation expense on stock options is based on the grant date fair value of the stock options and is amortized to expense over the vesting periods. For the year ended December 31, 2019, the Company estimated the fair value of the stock option grants using the Black-Scholes option-pricing model based on the following assumptions: risk-free interest rate of 2.4%, expected term (life) of options of 4.5 years, expected volatility of 52.7% and no expected dividends.

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

The following table summarizes the Company’s stock option activity during 2019, 2018 and 2017:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2019		2018		2017
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at beginning of year	2,129,837	$17.32	2,054,092	$16.92	1,587,056	$17.98
Options granted	513,583	21.34	481,003	21.54	590,988	14.80
Options exercised	(362,798)	9.80	(319,764)	21.07	(4,459)	6.29
Options forfeited	(196,325)	20.10	(85,494)	17.42	(119,493)	21.02
Outstanding at end of year	2,084,297	$19.35	2,129,837	$17.32	2,054,092	$16.92
Exercisable options at end of year	1,279,794	18.73	1,246,301	17.27	1,165,837	19.94

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average fair value of options granted in 2019 was $11.71. Compensation expense related to stock options totaling $3.7 million ($2.8 million net of related taxes), $2.9 million ($2.2 million net of related taxes) and $4.0 million ($3.1 million net of related taxes) was recognized for the years ended December 31, 2019, 2018 and 2017, respectively. Total unrecognized compensation cost related to stock options at December 31, 2019 was $5.3 million, which will be recognized over a period of approximately 1.8 years. At December 31, 2019, the intrinsic value of stock options outstanding was $10.1 million and the intrinsic value of stock options exercisable was $6.9 million, respectively.

13. Related Party Transactions

In October 2017, the Company entered into an agreement for direct mail services with a marketing agency where David Fisher, the Company’s Chief Executive Officer and Chairman of the Board, also serves as a member of the marketing agency’s Board of Directors. During the years ended December 31, 2019 and 2018, the Company incurred $15.8 million and $11.4 million, respectively, in expenses related to these services. As of December 31, 2019 and 2018, the Company owed the agency $4.6 million and $2.5 million, respectively, related to services provided. For the year ended December 31, 2017, there were no expenses incurred related to the agency.

The Company believes that the transactions described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

14.	Variable Interest Entities

As part of the Company’s overall funding strategy and as part of its efforts to support its liquidity from sources other than its traditional capital market sources, the Company has established a securitization program through the 2018-1, 2018-2, 2018-A, 2019-1 and 2019-A Securitization Facilities. The Company transfers certain consumer loan receivables to wholly owned, bankruptcy-remote special purpose subsidiaries (“VIEs”), which issue notes backed by the underlying consumer loan receivables and are serviced by another wholly-owned subsidiary of the Company. The cash flows from the loans held by the VIEs are used to repay obligations under the notes.

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

15. Supplemental Disclosures of Cash Flow Information

The following table sets forth certain cash and non-cash activities for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash paid during the year for:
Interest	$70,250	$68,350	$63,529
Income taxes (recovered) paid	(39,392)	9,581	17,263
Non-cash investing and financing activities:
Loans and finance receivables renewed	$146,039	$98,043	$75,408

16. Operating Segment Information

The Company provides online financial services to non-prime credit consumers and small businesses in the United States and Brazil and has one reportable segment, which is composed of the Company’s domestic and international operations and corporate services. The Company has aggregated all components of its business into a single operating segment based on the similarities of the economic characteristics, the nature of the products and services, the nature of the production and distribution methods, the shared technology platforms, the type of customer and the nature of the regulatory environment.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the Company’s revenue by geographic region for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue
United States	$1,153,308	$946,515	$709,537
Other international countries	21,449	26,106	19,366
Total revenue	$1,174,757	$972,621	$728,903

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $54.5 million and $46.1 million at December 31, 2019 and 2018, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

17. Fair Value Measurements

Recurring Fair Value Measurements

The Company uses a hierarchical framework that prioritizes and ranks the market observability of inputs used in its fair value measurements. Market price observability is affected by a number of factors, including the type of asset or liability and the characteristics specific to the asset or liability being measured. Assets and liabilities with readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. The Company classifies the inputs used to measure fair value into one of three levels as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable.

Level 3: Unobservable inputs for the asset or liability measured.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those cases, the fair value measurement is categorized in its entirety in the same level of the fair value hierarchy as the lowest level of input that is significant to the entire measurement. Such determination requires significant management judgment.

During the years ended December 31, 2019 and 2018, there were no transfers of assets or liabilities between Level 1, 2 or 3. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period values.

The Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2019 and 2018 are as follows (in thousands):

	December 31,	Fair Value Measurements Using
	2019	Level 1	Level 2	Level 3
Nonqualified savings plan assets(1)	$2,867	$2,867	$—	$—
Investment in trading security(2)	11,449	11,449	—	—
Total	$14,316	$14,316	$—	$—

	December 31,	Fair Value Measurements Using
	2018	Level 1	Level 2	Level 3
Nonqualified savings plan assets(1)	2,052	2,052	—	—

(1)	The non-qualified savings plan assets have an offsetting liability of a greater amount, which is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.
(2)	Investment in trading security is included in “Other assets” in the Company’s consolidated balance sheets.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the nonqualified savings plan assets was deemed Level 1 as they are publicly traded equity securities for which market prices of identical assets are readily observable.

The fair value of the investment in trading security was deemed Level 1 as it is a publicly traded fund with active market pricing that is readily available.

The Company had no liabilities measured at fair value on a recurring basis as of December 31, 2019 or 2018.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a nonrecurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At December 31, 2019 and 2018, there were no assets or liabilities recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of December 31, 2019 and 2018 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	December 31,	Fair Value Measurements Using
	2019	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$35,895	$35,895	$—	$—
Restricted cash	45,069	45,069	—	—
Short-term loans and line of credit accounts, net (1)	322,720	—	—	358,472
Installment loans and RPAs, net (1)	739,930	—	—	829,111
Investment in unconsolidated investee (2)	6,703	—	—	6,703
Total	$1,150,317	$80,964	$—	$1,194,286
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,511	$—	$—	$1,511
Revolving line of credit	72,000	—	—	72,000
Securitization Notes	307,885	—	308,513	—
8.50% senior notes due 2024	250,000	—	238,750	—
8.50% senior notes due 2025	375,000	—	355,691	—
Total	$1,006,396	$—	$902,954	$73,511

	December 31,	Fair Value Measurements Using
	2018	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$28,114	$28,114	$—	$—
Restricted cash	22,169	22,169	—	—
Short-term loans and line of credit accounts, net (1)	199,830	—	—	199,830
Installment loans and RPAs, net (1)	580,282	—	—	614,136
Investment in unconsolidated investee (2)	6,703	—	—	6,703
Total	$837,098	$50,283	$—	$820,669
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$2,166	$—	$—	$2,166
Revolving line of credit	22,000	—	—	22,000
Securitization Notes	227,288	—	225,474	—
8.50% senior notes due 2024	250,000	—	212,500	—
8.50% senior notes due 2025	375,000	—	306,563	—
Total	$876,454	$—	$744,537	$24,166

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	Short-term loans, line of credit accounts and installment loans and RPAs are included in “Loans and finance receivables, net” in the Company’s consolidated balance sheets.
(2)	Investment in unconsolidated investee is included in “Other assets” in the Company’s consolidated balance sheets. See Note 1 for additional information.

Cash and cash equivalents and restricted cash bear interest at market rates and have maturities of less than 90 days. The carrying amount of restricted cash and cash equivalents approximates fair value.

Short-term loans, line of credit accounts, installment loans and RPAs are carried in the consolidated balance sheet net of the allowance for estimated losses, which is calculated by applying historical loss rates combined with recent default trends to the gross receivable balance. As of December 31, 2018, the Company’s methodology for determination of fair value on short-term loans and line of credit accounts considered historical loss rates, recent default trends and estimated remaining loan terms. With relatively short maturity periods that are generally 12 months or less, the Company deemed the carrying value to approximate the fair value. The fair value of installment loans and RPAs was estimated using discounted cash flow analyses, which considered interest rates on loans and discounts offered for receivables with similar terms to customers with similar credit quality, the timing of expected payments, estimated customer default rates and/or valuations of comparable portfolios. Unsecured installment loans typically have terms between two and 60 months. RPAs typically have estimated delivery terms between six and 18 months. As of December 31, 2019, with the availability of more data, the Company enhanced its valuation methodology for loans and finance receivables. The Company utilizes discounted cash flow analyses that factor in estimated losses and prepayments over the estimated duration of the underlying assets. Loss and prepayment assumptions are determined using historical loss data and include appropriate consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that the Company believes a market participant would require.

The Company measures the fair value of its investment in unconsolidated investee using Level 3 inputs. Because the unconsolidated investee is a private company and financial information is limited, the Company estimates the fair value based on the best available information at the measurement date. As of December 31, 2019, the Company estimated the fair value of its investment to be approximately equal to the book value.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2019 and 2018 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2019
Total Revenue	$264,438	$259,445	$305,612	$345,262
Cost of Revenue	118,858	123,433	162,186	198,417
Gross Profit	$145,580	$136,012	$143,426	$146,845
Net income from continuing operations	$38,979	$30,626	$28,883	$29,528
Net loss from discontinued operations	(3,962)	(5,563)	(1,798)	(80,081)
Net Income	$35,017	$25,063	$27,085	$(50,553)
Diluted earnings per share – continuing operations	$1.13	$0.89	$0.83	$0.87
Diluted earnings per share – discontinued operations	(0.11)	(0.16)	(0.05)	(2.35)
Diluted earnings per share (1)	$1.02	$0.73	$0.78	$(1.48)
Diluted weighted average common shares	34,421	34,469	34,577	34,119

2018
Total Revenue	$219,309	$219,291	$257,315	$276,706
Cost of Revenue	92,793	106,361	146,803	157,448
Gross Profit	$126,516	$112,930	$110,512	$119,258
Net income from continuing operations	$24,451	$16,060	$13,267	$9,794
Net income (loss) from discontinued operations	3,447	2,165	2,037	(1,123)
Net Income	$27,898	$18,225	$15,304	$8,671
Diluted earnings per share – continuing operations	$0.71	$0.46	$0.37	$0.28
Diluted earnings per share – discontinued operations	0.10	0.06	0.06	(0.03)
Diluted earnings per share (1)	$0.81	$0.52	$0.43	$0.25
Diluted weighted average common shares	34,572	35,371	35,665	35,103

(1)

The sum of quarterly per share amounts may not equal per share amounts for the year due to differences in weighted-average shares and/or equivalent shares outstanding for each of the periods presented.

19. Subsequent Events

Subsequent events have been reviewed through the date these financial statements were available to be issued.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2019 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework” (2013), management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company plans to file its Proxy Statement for the 2020 Annual Meeting of Stockholders, or the Proxy Statement, within 120 days after December 31, 2019. Information required by this Item 10 relating to our directors and nominees is included under the captions “Proposal 1: Proposal to Elect Directors—Directors to be Elected by our Stockholders” and “Stockholder Proposals and Communications with our Board—Director Nominations” of our Proxy Statement and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth information, as of December 31, 2019, with respect to shares of common stock of the Company that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,202,063	$12.60	5,464,614
Equity compensation plans not approved by security holders	—	—	—
Total	3,202,063	$12.60	5,464,614

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements are filed in Item 8 of Part II of this report:

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	2.1	11/19/2014

3.1	Enova International, Inc. Amended and Restated Certificate of Incorporation	8-K	001-35503	3.2	11/17/2017

3.2	Enova International, Inc. Amended and Restated Bylaws	8-K	001-35503	3.1	11/17/2017

4.1	Specimen common stock certificate	10-12B	001-35503	4.1	10/2/2014

4.2	Description of the Registrant’s Securities					X

4.3	Indenture, dated May 30, 2014, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., as guarantors, and U.S. Bank National Association, as trustee	10-12B	001-35503	4.3	7/31/2014

4.4	First Supplemental Indenture, dated as of October 1, 2014, between Enova International, Inc., NC Financial Solutions of Louisiana, LLC, NC Financial Solutions of Montana, LLC, and NC Financial Solutions of Rhode Island, LLC, each, as subsidiary guarantor, and U.S. Bank National Association, as trustee	10-12B	001-35503	4.4	10/2/2014

4.5	Second Supplemental Indenture, dated February 13, 2015, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., as guarantors, and U.S. Bank National Association, as trustee	10-Q	001-35503	10.1	5/8/2015

4.6	Third Supplemental Indenture, dated November 10, 2015, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc., as guarantors, and U.S. Bank National Association, as trustee	10-K	001-35503	4.6	3/7/2016

4.7	Fourth Supplemental Indenture, dated as of September 1, 2017, by and among Enova International, Inc., CNU of Iowa, LLC, Computershare Trust Company, N.A. and Computer Trust Company of Canada, as trustee	8-K	001-35503	4.2	9/8/2017

4.8	Trustee Agreement, dated October 20, 2016, by and among Enova International, Inc., U.S. Bank National Association, Computershare Trust Company, N.A., and Computershare Trust Company of Canada	10-K	001-35503	4.7	2/24/2017

4.9	Indenture, dated as of September 1, 2017, by and among Enova International, Inc., each of the guarantors party thereto and Computershare Trust Company, N.A., as trustee and the Form of 8.500% Senior Note due 2024 (included as Exhibit A).	8-K	001-35503	4.1	9/8/2017

4.10	Amended and Restated Indenture, dated October 20, 2017, between EFR 2016-1, LLC and Bankers Trust Company, as indenture trustee and securities intermediary(3)	10-K	001-35503	4.9	2/26/2018

4.11	First Amendment, dated October 20, 2017, between EFR 2016-1, LLC and Bankers Trust Company, as indenture trustee and securities intermediary(3)	10-K	001-35503	4.10	2/26/2018

4.12	Indenture, dated as of September 19, 2018, by and among Enova International, Inc., each of the guarantors party thereto and Computershare Trust Company, N.A., as trustee and the Form of 8.500% Senior Note due 2025	10-Q	001-35503	4.1	10/31/2018

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Tax Matters Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.1	11/19/2014

10.2	Enova International, Inc. 2014 Long-Term Incentive Plan*	10-Q	001-35503	10.1	11/14/2014

10.3	Enova International, Inc. First Amended and Restated 2014 Long-Term Incentive Plan*	DEF 14A	001-35503	Appendix A	4/7/2016

10.4	Enova International, Inc. Senior Executive Bonus Plan*	DEF 14A	001-35503	Appendix B	4/7/2016

10.5	Enova International, Inc. Amended and Restated Senior Executive Bonus Plan	10-Q	001-35503	10.1	7/31/2019

10.6	Enova International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective September 13, 2017*	10-Q	001-35503	10.1	11/1/2017

10.7	Enova International, Inc. Nonqualified Savings Plan*	10-12B	001-35503	10.6	7/31/2014

10.8	Form of Enova International, Inc. Severance Pay Plan for Executives*	10-12B	001-35503	10.12	10/2/2014

10.9	Form of Enova International, Inc. Senior Executive Bonus Plan*	10-12B	001-35503	10.13	10/2/2014

10.10	Summary of 2014 Terms and Conditions of the Enova International, Inc. Short-Term Incentive Plan*	10-12B	001-35503	10.14	10/2/2014

10.11	Enova International, Inc. Amended and Restated Annual Short Term Incentive Plan	10-Q	001-35503	10.2	7/31/2019

10.12	Form of Executive Change-in-Control Severance and Restrictive Covenant Agreement (Chief Executive Officer)*	8-K	001-35503	10.1	9/15/2017

10.13	Form of Executive Change-in-Control Severance and Restrictive Covenant Agreement (Executive Officers other than the CEO)*	8-K	001-35503	10.2	9/15/2017

10.14	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Restricted Stock Units for Directors*	10-12B	001-35503	10.17	10/17/2014

10.15	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units (for Officers)*	10-12B	001-35503	10.18	10/17/2014

10.16	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right (for Officers)*	10-12B	001-35503	10.19	10/17/2014

10.17	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units*	10-Q	001-35503	10.2	8/11/2015

10.18	Form of Enova International, Inc. First Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units*	10-Q	001-35503	10.2	8/4/2016

10.19	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right*	10-Q	001-35503	10.3	8/11/2015

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.20	Form of Enova International, Inc. Second Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units*	10-K	001-35503	10.18	2/27/2019

10.21	Form of Enova International, Inc. Second Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Appreciation Right	10-Q	001-35503	10.2	5/1/2019

10.22	Offer letter dated May 19, 2016 between Enova Financial Holdings, LLC and Steven Cunningham*	10-Q	001-35503	10.1	8/4/2016

10.23	Director Appointment Agreement, dated March 30, 2016, by and among the Company, SAF Capital Management LLC and certain of its affiliates	8-K	001-35503	10.1	3/31/2016

10.24	Loan and Security Agreement, dated December 1, 2016, by and between Redpoint Capital Asset Funding, LLC and EFR 2016-2, LLC	10-K	001-35503	10.37	2/24/2017

10.25	Sale Agreement, dated December 1, 2016, by and between Enova International, Inc. and EFR 2016-2, LLC	10-K	001-35503	10.38	2/24/2017

10.26	Lease Agreement, dated July 25, 2014, between 175 Jackson L.L.C. and Enova International, Inc.	10-12B	001-35503	10.11	10/22/2014

10.27	Second Amendment to Lease Agreement, dated September 13, 2017, between 175 Jackson L.L.C. and Enova International, Inc.	10-Q	001-35503	10.2	11/1/2017

10.28	Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent Dated as of June 30, 2017(3)	10-Q	001-35503	10.1	8/2/2017

10.29	First Amendment to Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent dated as of April 13, 2018	10-Q	001-35503	10.1	8/01/2018

10.30	Second Amendment to Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent dated as of October 5, 2018	10-K	001-35503	10.27	2/27/2019

10.31	Purchase Agreement by and among Enova International, Inc., the Guarantors party thereto and Jefferies LLC, as Representative of the Initial Purchasers listed therein, dated August 18, 2017	8-K	001-35503	10.1	8/24/2017

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.32	Amended and Restated Note Purchase Agreement, dated October 20 2017, by and among NetCredit Loan Services, LLC, EFR 2016-1, LLC, Jefferies Funding LLC, WN 2016‑1, LLC, Fortress Credit CO LLC, FSLF ENV LLC and other noteholders from time to time party thereto(3)	10-K	001-35503	10.26	2/26/2018

10.33	Amended and Restated Receivables Purchase Agreement, dated October 20, 2017, between Enova Finance 5, LLC and the Company(3)	10-K	001-35503	10.27	2/26/2018

10.34	Loan and Security Agreement, dated July 23, 2018, by and between Pacific Western Bank and EFR 2018-1, LLC	10-Q	001-35503	10.1	10/31/2018

10.35	Receivables Purchase Agreement, dated July 23, 2018 by and between EFR 2018-1, LLC, as purchaser, and NetCredit Funding, LLC, as seller	10-Q	001-35503	10.2	10/31/2018

10.36	Purchase Agreement by and among Enova International, Inc., the Guarantors party thereto and Credit Suisse Securities (USA) LLC, as Representative of the Initial Purchasers listed therein, dated September 14, 2018	10-Q	001-35503	10.3	10/31/2018

10.37	Loan and Security Agreement, dated October 23, 2018, by and between Credit Suisse AG and EFR 2018-2, LLC	10-K	001-35503	10.34	2/27/2019

10.38	Loan and Security Agreement, dated February 25, 2019, by and between PCAM Credit II, LLC and EFR 2016‑2, LLC	10-Q	001-35503	10.1	5/1/2019

10.39	Third Amendment to Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent dated as of July 1, 2019	10-Q	001-35503	10.3	7/31/2019

21.1	Subsidiaries of Enova International, Inc.					X

23.1	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.(1)					X(2)

101.SCH	Inline XBRL Taxonomy Extension Schema Document(1)					X(2)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)					X(2)

101.LAB	Inline XBRL Taxonomy Label Linkbase Document(1)					X(2)

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)					X(2)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)					X(2)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X(2)

*	Indicates management contract or compensatory plan, contract or arrangement.

(1)

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the years ended December 31, 2019, December 31, 2018 and December 31, 2017; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, December 31, 2018 and December 31, 2017; (iv) Consolidated Statements of Equity at December 31, 2019, December 31, 2018 and December 31, 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, December 31, 2018 and December 31, 2017; and (vi) Notes to Consolidated Financial Statements.

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

ENOVA INTERNATIONAL, INC.

Date: February 27, 2020	By:	/s/ DAVID FISHER
David Fisher
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID FISHER	Chairman of the Board of Directors,	February 27, 2020
David Fisher	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ STEVEN CUNNINGHAM	Chief Financial Officer	February 27, 2020
Steven Cunningham	(Principal Financial and Accounting Officer)

/s/ ELLEN CARNAHAN	Director	February 27, 2020
Ellen Carnahan

/s/ DANIEL R. FEEHAN	Director	February 27, 2020
Daniel R. Feehan

/s/ WILLIAM M. GOODYEAR	Director	February 27, 2020
William M. Goodyear

/s/ JAMES A. GRAY	Director	February 27, 2020
James A. Gray

/s/ GREGG A. KAPLAN	Director	February 27, 2020
Gregg A. Kaplan

/s/ MARK MCGOWAN	Director	February 27, 2020
Mark McGowan

/s/ MARK A. TEBBE	Director	February 27, 2020
Mark A. Tebbe