Form 10-Q
period 2020-03-31
Enova International, Inc.
filed 2020-05-05
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

30,039,200 of the Registrant’s common shares, $.00001 par value, were outstanding as of April 30, 2020.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements give current expectations or forecasts of future events and reflect the views and assumptions of senior management with respect to the business, financial condition, operations and prospects of Enova International, Inc. and its subsidiaries (collectively, the “Company”). When used in this report, terms such as “believes,” “estimates,” “should,” “could,” “would,” “plans,” “expects,” “intends,” “anticipates,” “may,” “forecast,” “project” and similar expressions or variations as they relate to the Company or its management are intended to identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that are beyond the ability of the Company to control and, in some cases, predict. Accordingly, there are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these statements. Key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements include, but are not limited to, the following:

•	the effect of the COVID-19 pandemic on our operations;
•	the effect of laws and regulations targeting our industry that directly or indirectly regulate or prohibit our operations or render them unprofitable or impractical;
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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	March 31,		December 31,
	2020	2019	2019
Assets
Cash and cash equivalents(1)	$161,076	$57,715	$35,895
Restricted cash(1)	42,742	23,168	45,069
Loans and finance receivables at fair value(1)	1,093,207	—	—
Loans and finance receivables at amortized cost, net(1)	—	752,560	1,062,650
Income taxes receivable	35,487	19,263	32,859
Other receivables and prepaid expenses(1)	33,530	27,633	31,643
Property and equipment, net	56,216	46,820	54,540
Operating lease right-of-use assets	19,981	20,987	19,586
Goodwill	267,868	267,013	267,013
Intangible assets, net	1,918	2,987	2,185
Other assets(1)	21,276	12,257	22,912
Assets from discontinued operations	—	114,137	—
Total assets	$1,733,301	$1,344,540	$1,574,352
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses(1)	$95,893	$79,284	$122,163
Operating lease liabilities	35,783	38,285	35,712
Deferred tax liabilities, net	71,679	47,253	48,683
Long-term debt(1)	1,091,732	791,908	991,181
Liabilities from discontinued operations	—	8,596	—
Total liabilities	1,295,087	965,326	1,197,739
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 36,112,268, 35,339,678 and 35,764,943 shares issued and 31,007,899, 33,683,763 and 32,974,714 outstanding as of March 31, 2020 and 2019 and December 31, 2019, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	67,440	51,638	63,791
Retained earnings	477,082	371,086	372,681
Accumulated other comprehensive loss	(7,807)	(12,251)	(3,066)
Treasury stock, at cost (5,104,369, 1,655,915 and 2,790,229 shares as of March 31, 2020 and 2019 and December 31, 2019, respectively)	(98,501)	(31,259)	(56,793)
Total stockholders' equity	438,214	379,214	376,613
Total liabilities and stockholders' equity	$1,733,301	$1,344,540	$1,574,352

(1)	Includes amounts in wholly owned, bankruptcy-remote special purpose subsidiaries (“VIEs”) presented separately in the table below.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

The following table presents the aggregated assets and liabilities of consolidated VIEs, which are included in the Consolidated Balance Sheets above. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. See Note 1 for additional information.

	March 31,		December 31,
	2020	2019	2019
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$525	$420	$420
Restricted cash	37,802	23,167	42,354
Loans and finance receivables at fair value	508,276	—	—
Loans and finance receivables at amortized cost, net (includes allowance for losses of $27,227 and $38,540 as of March 31, 2019 and December 31, 2019, respectively)	—	280,711	420,690
Other receivables and prepaid expenses	4,744	5,914	9
Other assets	2,333	2,737	2,161
Total assets	$553,680	$312,949	$465,634
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$2,790	$2,711	$3,171
Long-term debt	371,393	178,841	304,598
Total liabilities	$374,183	$181,552	$307,769

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue	$362,252	$264,438
Change in Fair Value	(235,719)	—
Cost of Revenue	—	(118,858)
Net Revenue/Gross Profit	126,533	145,580
Expenses
Marketing	34,558	19,061
Operations and technology	31,266	20,579
General and administrative	27,951	29,051
Depreciation and amortization	3,670	3,934
Total Expenses	97,445	72,625
Income from Operations	29,088	72,955
Interest expense, net	(20,381)	(19,502)
Foreign currency transaction gain (loss)	41	(143)
Loss on early extinguishment of debt	—	(2,321)
Income before Income Taxes	8,748	50,989
Provision for income taxes	3,000	12,010
Net income from continuing operations	5,748	38,979
Net loss from discontinued operations	(288)	(3,962)
Net Income	$5,460	$35,017
Earnings Per Share:
Earnings per common share – basic:
Continuing operations	$0.18	$1.16
Discontinued operations	(0.01)	(0.11)
Earnings per common share – basic	$0.17	$1.05
Earnings per common share – diluted:
Continuing operations	$0.18	$1.13
Discontinued operations	(0.01)	(0.11)
Earnings per common share – diluted	$0.17	$1.02
Weighted average common shares outstanding:
Basic	32,337	33,481
Diluted	32,833	34,421

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net Income	$5,460	$35,017
Other comprehensive loss, net of tax:
Foreign currency translation (loss) gain(1)	(4,741)	1,554
Total other comprehensive (loss) gain, net of tax	(4,741)	1,554
Comprehensive Income	$719	$36,571

(1)	Net of tax benefit (provision) of $1,461 and $(500) for the three months ended March 31, 2020 and 2019, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2018	34,857	$—	$48,175	$336,415	$(13,805)	(1,272)	$(23,017)	$347,768
Stock-based compensation expense	—	—	3,074	—	—	—	—	3,074
Shares issued for vested RSUs	427	—	—	—	—	—	—	—
Shares issued for stock option exercises	56	—	389	—	—	—	—	389
Net income from continuing operations	—	—	—	38,979	—	—	—	38,979
Net loss from discontinued operations	—	—	—	(3,962)	—	—	—	(3,962)
Foreign currency translation loss, net of tax	—	—	—	—	1,554	—	—	1,554
Purchases of treasury shares, at cost	—	—	—	—	—	(384)	(8,242)	(8,242)
Cumulative effect of accounting change	—	—	—	(346)	—	—	—	(346)
Balance at March 31, 2019	35,340	$—	$51,638	$371,086	$(12,251)	(1,656)	$(31,259)	$379,214

Balance at December 31, 2019	35,765	$—	$63,791	$372,681	$(3,066)	(2,790)	$(56,793)	$376,613
Stock-based compensation expense	—	—	3,460	—	—	—	—	3,460
Shares issued for vested RSUs	331	—	—	—	—	—	—	—
Shares issued for stock option exercises	16	—	189	—	—	—	—	189
Net income from continuing operations	—	—	—	5,748	—	—	—	5,748
Net loss from discontinued operations	—	—	—	(288)	—	—	—	(288)
Foreign currency translation loss, net of tax	—	—	—	—	(4,741)	—	—	(4,741)
Purchases of treasury shares, at cost	—	—	—	—	—	(2,314)	(41,708)	(41,708)
Cumulative effect of accounting change (Note 1)	—	—	—	98,941	—	—	—	98,941
Balance at March 31, 2020	36,112	$—	$67,440	$477,082	$(7,807)	(5,104)	$(98,501)	$438,214

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities
Net Income	$5,460	$35,017
Add: net loss from discontinued operations	288	3,962
Net income from continuing operations	5,748	38,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,670	3,934
Amortization of deferred loan costs and debt discount	1,643	1,755
Change in fair value	235,719	—
Cost of revenue	—	118,858
Stock-based compensation expense	3,460	3,074
Loss on early extinguishment of debt	—	2,321
Operating leases, net	(340)	(376)
Lease termination and cease-use costs	—	370
Deferred income taxes, net	(3,212)	8,023
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	31,686	317
Other receivables and prepaid expenses and other assets	(2,865)	2,439
Accounts payable and accrued expenses	(28,814)	(24,052)
Current income taxes	6,107	50,949
Cash flows from operating activities - continuing operations	252,802	206,591
Cash flows from operating activities - discontinued operations	(288)	14,489
Net cash provided by operating activities	252,514	221,080
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(397,460)	(320,822)
Loans and finance receivables repaid	219,275	225,921
Acquisitions, net of cash acquired	(3,597)	—
Purchases of property and equipment	(5,156)	(4,425)
Other investing activities	57	—
Cash flows from investing activities - continuing operations	(186,881)	(99,326)
Cash flows from investing activities - discontinued operations	—	(4,829)
Net cash used in investing activities	(186,881)	(104,155)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	100,250	45,000
Repayments under revolving line of credit	(67,000)	(67,000)
Borrowings under securitization facilities	119,200	37,800
Repayments under securitization facilities	(53,224)	(84,090)
Debt issuance costs paid	(372)	(378)
Debt prepayment penalty paid	—	(1,392)
Proceeds from exercise of stock options	189	389
Treasury shares purchased	(41,708)	(8,242)
Net cash provided by (used in) financing activities	57,335	(77,913)
Effect of exchange rates on cash, cash equivalents and restricted cash	(114)	1,949
Net increase in cash, cash equivalents and restricted cash	122,854	40,961
Less: increase in cash, cash equivalents and restricted cash from discontinued operations	—	(10,361)
Change in cash, cash equivalents and restricted cash from continuing operations	122,854	30,600
Cash, cash equivalents and restricted cash at beginning of year	80,964	50,283
Cash, cash equivalents and restricted cash at end of period	$203,818	$80,883

Supplemental Disclosures
Loans and finance receivables renewed	$22,281	$33,458

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

Nature of the Company

The Company operates an internet-based lending platform to serve customers in need of cash to fulfill their financial responsibilities. Through a network of direct and indirect marketing channels, the Company offers funds to its customers through a variety of unsecured loan and finance receivable products. The business is operated primarily through the internet to provide convenient, fully-automated financial solutions to its customers. The Company originates, arranges, guarantees or purchases consumer loans and provides financing to small businesses through a line of credit account, installment loan or receivables purchase agreement product (“RPAs”). Consumer loans include installment loans and line of credit accounts. RPAs represent a right to receive future receivables from a small business. The Company also provides services related to third-party lenders’ consumer loan products by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws (“CSO program”).

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

The consolidated financial statements presented as of March 31, 2020 and 2019 and for the three-month periods ended March 31, 2020 and 2019 are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results for such interim periods. Operating results for the three-month period are not necessarily indicative of the results that may be expected for the full fiscal year. Certain reclassifications have been made to prior periods to conform to the current presentation, including the incorporation of short-term loans into “Installment loans and RPAs” in disclosures that include product groupings.

These consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 and related notes, which are included on Form 10-K filed with the SEC on February 27, 2020.

Discontinued Operations

Beginning in 2007, the Company provided services in the United Kingdom under various brands, including QuickQuid, Pounds to Pocket and On Stride. Due in part to the level of claim and legal settlement costs incurred in conducting our U.K. business and unsuccessful discussions with U.K regulators, on October 24, 2019, the Company announced its intent to exit the U.K. market. On October 25, 2019, Grant Thornton LLP, a licensed U.K. insolvency practitioner, was appointed as administrators (“Administrators”) to take control of management of the U.K. businesses. The effect of the U.K. businesses’ entry into administration was to place their management, affairs, business and property under the direct control of the Administrators. Accordingly, the Company deconsolidated its U.K. businesses as of October 25, 2019 and is presenting them as discontinued operations for all periods presented in these consolidated financial statements. The Company recorded a one-time after-tax charge of $74.5 million, including one-time cash charges of $52.2 million, in the fourth quarter of 2019 as a result of placing the U.K. businesses into administration. During the three months ended March 31, 2020, the Company recorded an impairment charge of $0.4 million ($0.3 million net of taxes) to write down a receivable on certain expenses incurred by the Company prior to administration that were deemed non-reimbursable by the Administrators.

The Company entered into a service agreement with the Administrators under which the Company provides certain administrative, technical and other services in exchange for compensation by the Administrators. The initial term of the agreement is 12 months with options to extend the term for three-month periods. During the three months ended March 31, 2020, the Company recorded $1.9

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

million in revenue related to these services. As of March 31, 2020, the Administrators owed the Company $1.0 million related to services provided.

The following table provides the aggregate carrying amounts of the assets and liabilities of the U.K. businesses included in the Company’s consolidated balance sheets (in thousands):

March 31,
2019
Assets
Cash and cash equivalents	$35,114
Restricted cash	2,223
Loans and finance receivables at amortized cost, net	63,296
Income taxes receivable	1,409
Other receivables and prepaid expenses	1,721
Deferred tax assets, net	6,121
Property and equipment, net	3,702
Operating lease right-of-use assets	466
Other assets	85
Total assets	$114,137
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$8,150
Operating lease liabilities	446
Total liabilities	$8,596

The following table provides the financial results of the U.K. businesses, which meet the criteria of discontinued operations and, therefore, are excluded from the Company's results of continuing operations (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Revenue	$—	$28,745
Cost of Revenue	—	(20,187)
Gross Profit	—	8,558
Expenses
Marketing	—	4,601
Operations and technology	—	9,021
General and administrative	—	522
Depreciation and amortization	—	250
Total Expenses	—	14,394
Loss from Operations	—	(5,836)
Interest income, net	—	2
Impairment charges upon placement into administration	(392)	—
Loss before Income Taxes	(392)	(5,834)
Benefit from income taxes	(104)	(1,872)
Net loss from discontinued operations	$(288)	$(3,962)

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	March 31,
	2020	2019
Cash and cash equivalents	$161,076	$57,715
Restricted cash	42,742	23,168
Total cash, cash equivalents and restricted cash	$203,818	$80,883

Loans and Finance Receivables

Prior to January 1, 2020, the Company carried its loans and finance receivables at amortized cost, less an allowance for estimated losses and unamortized net deferred origination costs. In determining the allowance, the Company applied a documented systematic methodology generally at a product level with charge-offs and recoveries, recorded as “Cost of revenue” in the consolidated statements of income. The allowance for single-pay installment loans classified as current was based on historical loss rates adjusted for recent default trends for current loans. For delinquent single-pay loans, the allowance was based on a six-month rolling average of loss rates by stage of collection. For other installment loans, RPAs and line of credit accounts, the Company generally used either a migration analysis or roll-rate based methodology to estimate losses inherent in the portfolio. The allowance under the migration analysis and roll-rate methodology was based on historical charge-off experience and the loss emergence period, which represented the average amount of time between the first occurrence of a loss event and the charge-off of a loan or RPA. The factors the Company considered to assess the adequacy of the allowance included past due performance, historical behavior of monthly vintages, underwriting changes, delinquency status, payment history and recency factors.

Beginning January 1, 2020, the Company utilizes the fair value option on its entire loan and finance receivable portfolio. As such, loans and finance receivables are carried at fair value in the consolidated balance sheet with changes in fair value recorded in the consolidated income statement. To derive the fair value, the Company generally utilizes discounted cash flow analyses that factor in estimated losses and prepayments over the estimated duration of the underlying assets. Loss and prepayment assumptions are determined using historical loss data and include appropriate consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that the Company believes a market participant would require. Accrued and unpaid interest and fees are included in “Loans and finance receivables” in the consolidated balance sheets.

Current and Delinquent Loans and Finance Receivables

The Company classifies its loans and finance receivables as either current or delinquent. When a customer does not make a scheduled payment as of the due date, that payment is considered delinquent, and the remainder of the receivable balance is considered current. If the customer does not make two consecutive payments, the entire account or loan is classified as delinquent and placed on a non-accrual status. The Company allows for normal payment processing time before considering a loan delinquent but does not provide for any additional grace period.

Where permitted by law and as long as a loan is not considered delinquent, a customer may choose to renew or extend the due date on certain installment loans. In order to renew or extend a single-pay loan, a customer must agree to pay the current finance charge for the right to make a later payment of the outstanding principal balance plus an additional finance charge. In order to renew an installment loan, the customer enters into a new installment loan contract and agrees to pay the principal balance and finance charge in accordance with the terms of the new loan contract. If a single-pay loan is renewed, but the customer fails to pay that loan’s current finance charge as of the due date, the unpaid finance charge is classified as delinquent.

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

The Company generally charges off loans and finance receivables between 60 and 65 days delinquent. If a loan or finance receivable is deemed uncollectible prior to this, it is charged off at that point. Loans and finance receivables classified as delinquent generally have an age of one to 64 days from the date any portion of the receivable became delinquent, as defined above. Recoveries on loans and finance receivables that were previously charged off are generally recognized when collected.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Revenue Recognition

The Company recognizes revenue based on the financing products and services it offers and on loans it acquires. “Revenue” in the consolidated statements of income includes: interest income, finance charges, fees for services provided through the Company’s CSO programs (“CSO fees”), revenue on RPAs, service charges, draw fees, minimum billing fees, purchase fees, origination fees, late fees and non-sufficient funds fees as permitted by applicable laws and pursuant to the agreement with the customer. Interest is recognized on an effective yield basis over the contractual term of the loan on installment loans, the estimated outstanding period of the draw on line of credit accounts, or the projected delivery term on RPAs. CSO fees are recognized over the term of the loan. Late and nonsufficient funds fees are recognized when assessed to the customer.

Prior to the adoption of the fair value option effective January 1, 2020, origination fees as well as certain direct costs associated with originating loans were deferred and amortized into or against revenue on an effective yield basis over the term of the loan or the projected delivery term of the finance receivable. Subsequent to the election of the fair value option, these fees and costs are no longer eligible for deferral. As such, origination fees on installment loans, purchase fees on RPAs, and draw fees on line of credit accounts are recognized when assessed to the customer.

Marketing Expenses

Marketing expenses consist of digital costs, lead purchase costs and offline marketing costs such as television and direct mail advertising. With the adoption of the fair value option on January 1, 2020, all marketing expenses are expensed as incurred. Prior to January 1, 2020, marketing costs directly related to loan and RPA originations were deferred and amortized against revenue, whereas marketing costs not directly resulting in loan and RPA originations were expensed as incurred.

Variable Interest Entities

As part of the Company’s overall funding strategy and as part of its efforts to support its liquidity from varying sources, the Company has established a securitization program through several securitization facilities. The Company transferred certain consumer loan receivables to VIEs which issue notes backed by the underlying consumer loan receivables and are serviced by another wholly owned subsidiary of the Company. The cash flows from the loans held by the VIEs are used to repay obligations under the notes.

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

Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016‑13”). The amendments in ASU 2016‑13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In April 2019 and November 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, respectively, which provide subsequent amendments to the initial guidance in ASU 2016‑13. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, which provides entities that have certain instruments within the scope of ASC 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost, with an option to irrevocably elect the fair value option in ASC 825-10, Financial Instruments—Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which sets the mandatory effective date of ASU 2016‑13 for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for annual periods beginning after December 15, 2019, and interim periods within those annual periods.

The Company adopted ASU 2016-13 and the related aforementioned ASUs under the modified-retrospective method effective January 1, 2020 and elected the fair value option to account for all loans and finance receivables. The Company believes that the fair value option better reflects the value of its portfolio and its future economic performance as well as more closely aligning with the Company’s marginal decision-making processes that rely on risk-based pricing and discounted cash flow methodologies. In

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

accordance with the transition guidance, the Company (i) released the allowance for estimated losses on loans and finance receivables at that date; (ii) released the unamortized net deferred origination costs at that date; and (iii) measured the loans and finance receivables at fair value. As a result of the adoption of this ASU, the Company’s loans and finance receivables are carried at fair value with changes in fair value recognized directly in earnings and origination fees and costs are no longer eligible for deferral.

The following table summarizes the impact of adoption on the consolidated balance sheet as of January 1, 2020 (in thousands):

Increase
(decrease)
Assets
Loans and finance receivables at fair value	$124,933
Total assets	$124,933
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$(4,486)
Deferred tax liabilities, net	30,478
Total liabilities	25,992
Stockholders' equity:
Retained earnings	98,941
Total stockholders' equity	98,941
Total liabilities and stockholders' equity	$124,933

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancelable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The effective date of this pronouncement is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The standard can be adopted either using the prospective or retrospective transition approach. The adoption of ASU 2018-15 did not have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. As permitted in the transition guidance, the Company adopted ASU 2018-13 in the first quarter of 2020, which did not have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) to simplify the accounting for goodwill impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and will not have an impact on the Company’s consolidated financial statements unless goodwill is deemed to be impaired.

Accounting Standards to be Adopted in Future Periods

In November 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also clarifying and amending existing guidance to improve consistent application. ASU 2019-12 is effective in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact ASU 2019-12 will have on its consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three months ended March 31, 2020 and 2019 was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019
Installment loans and RPAs	$174,034	$159,642
Line of credit accounts	185,772	104,483
Total loans and finance receivables revenue	359,806	264,125
Other	2,446	313
Total revenue	$362,252	$264,438

Loans and Finance Receivables at Fair Value

The components of Company-owned loans and finance receivables at March 31, 2020 were as follows (dollars in thousands):

	As of March 31, 2020
	Installment Loans and	Line of Credit
	RPAs	Accounts	Total
Principal balance - accrual	$702,437	$278,223	$980,660
Principal balance - non-accrual	45,985	34,763	80,748
Total principal balance	748,422	312,986	1,061,408

Loans and finance receivables at fair value - accrual	764,601	310,303	1,074,904
Loans and finance receivables at fair value - non-accrual	7,868	10,435	18,303
Loans and finance receivables at fair value	772,469	320,738	1,093,207
Difference between principal balance and fair value	$24,047	$7,752	$31,799

Changes in the fair value of Company-owned loans and finance receivables during the three months ended March 31, 2020 were as follows (dollars in thousands):

	Three Months Ended March 31, 2020
	Installment Loans and	Line of Credit
	RPAs	Accounts	Total
Balance at beginning of period	$848,818	$338,765	$1,187,583
Originations or acquisitions	248,871	170,870	419,741
Interest and fees(1)	174,034	185,772	359,806
Repayments	(364,515)	(270,467)	(634,982)
Charge-offs, net(2)	(96,272)	(106,952)	(203,224)
Net change in fair value(2)	(35,245)	2,750	(32,495)
Effect of foreign currency translation	(3,222)	—	(3,222)
Balance at end of period	$772,469	$320,738	$1,093,207

(1)	Included in “Revenue” in the consolidated statements of income.
(2)	Included in “Change in Fair Value” in the consolidated statements of income.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans and Finance Receivables at Amortized Cost, net

Prior to January 1, 2020, the Company carried its loans and finance receivables at amortized cost, including unamortized net deferred origination costs, less an allowance for estimated losses. The components of Company-owned loans and finance receivables at March 31, 2019 and December 31, 2019 were as follows (dollars in thousands):

	As of March 31, 2019
	Installment Loans and	Line of Credit
	RPAs	Accounts	Total
Current receivables	$597,504	$207,395	$804,899
Delinquent receivables:
Delinquent payment amounts(1)	1,549	8,500	10,049
Receivables on non-accrual status	57,017	3,084	60,101
Total delinquent receivables	58,566	11,584	70,150
Total loans and finance receivables, gross	656,070	218,979	875,049
Less: Allowance for losses	(81,126)	(41,363)	(122,489)
Loans and finance receivables, net	$574,944	$177,616	$752,560

	As of December 31, 2019
	Installment Loans and	Line of Credit
	RPAs	Accounts	Total
Current receivables	$775,390	$365,820	$1,141,210
Delinquent receivables:
Delinquent payment amounts(1)	1,924	22,441	24,365
Receivables on non-accrual status	69,438	4,576	74,014
Total delinquent receivables	71,362	27,017	98,379
Total loans and finance receivables, gross	846,752	392,837	1,239,589
Less: Allowance for losses	(85,937)	(91,002)	(176,939)
Loans and finance receivables, net	$760,815	$301,835	$1,062,650

(1)

Represents the delinquent portion of installment loans and line of credit account balances for customers that have only missed one payment and RPA customers who have not delivered agreed upon receivables. See “Current and Delinquent Loans and Finance Receivables” above for additional information.

Changes in the allowance for losses for the Company-owned loans and finance receivables and the liability for losses on the Company’s guarantees of third-party lender-owned loans during the three months ended March 31, 2019 were as follows (dollars in thousands):

	Three Months Ended March 31, 2019
	Installment Loans and	Line of Credit
	RPAs	Accounts	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$93,205	$51,009	$144,214
Cost of revenue	81,860	37,900	119,760
Charge-offs	(113,992)	(51,206)	(165,198)
Recoveries	20,079	3,660	23,739
Effect of foreign currency translation	(26)	—	(26)
Balance at end of period	$81,126	$41,363	$122,489
Liability for third-party lender-owned loans:
Balance at beginning of period	$2,166	$—	$2,166
Decrease in liability	(902)	—	(902)
Balance at end of period	$1,264	$—	$1,264

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for installment loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of March 31, 2020 the consumer loans guaranteed by the Company had an estimated fair value of $12.4 million and an outstanding principal balance of $10.3 million. As of March 31, 2020, March 31, 2019 and December 31, 2019, the outstanding principal balances on consumer loans guaranteed by the Company were $10.3 million, $22.3 million and $27.6 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

3.	Long-term debt

The Company’s long-term debt instruments and balances outstanding as of March 31, 2020 and 2019 and December 31, 2019 were as follows (dollars in thousands):

	March 31,		December 31,
	2020	2019	2019

Securitization notes	$373,864	$181,000	$307,885
Revolving line of credit	105,250	—	72,000
8.50% senior notes due 2024	250,000	250,000	250,000
8.50% senior notes due 2025	375,000	375,000	375,000
Subtotal	1,104,114	806,000	1,004,885
Less: Long-term debt issuance costs	(12,382)	(14,092)	(13,704)
Total long-term debt	$1,091,732	$791,908	$991,181

Weighted average interest rates on long-term debt were 8.15% and 9.03% during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and 2019 and December 31, 2019, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Consumer Loan Securitizations

2019-A Notes

On October 17, 2019 (the “2019-A Closing Date”), the Company issued $138,888,000 Class A Asset Backed Notes (the “2019-A Class A Notes”), $44,445,000 Class B Asset Backed Notes (the “2019-A Class B Notes”), and $16,667,000 Class C Asset Backed Notes (the “2019-A Class C Notes” and, collectively with the 2019-A Class A Notes and the 2019-A Class B Notes, the “2019-A Notes”), through an indirect subsidiary. The 2019-A Class A Notes bear interest at 3.96%, the 2019-A Class B Notes bear interest at 6.17%, and the 2019-A Class C Notes bear interest at 7.62%. The 2019-A Notes are backed by a pool of unsecured consumer installment loans (“Securitization Receivables”) and represent obligations of the issuer only. The 2019-A Notes are not guaranteed by the Company. Under the 2019‑A Notes, Securitization Receivables are sold to a wholly-owned subsidiary of the Company and serviced by another subsidiary of the Company. As of March 31, 2020, and December 31, 2019 the total outstanding amount of the 2019-A Notes was $127.8 million and $173.3 million, respectively.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

specified eligibility criteria. Under the 2019‑1 Facility, eligible Securitization Receivables are sold to a wholly-owned subsidiary of the Company (the “2019‑1 Debtor”) and serviced by another subsidiary of the Company.

The 2019‑1 Debtor has issued a delayed draw term note with an initial maximum principal balance of $30.0 million and a revolving note with an initial maximum principal balance of $20.0 million for an aggregate initial maximum principal balance of $50.0 million, which is required to be secured by eligible Securitization Receivables. The 2019‑1 Facility has an accordion feature that, with the consent of the 2019‑1 Lender, allows for the maximum principal balance of the delayed draw term note to increase to $50.0 million and the maximum principal balance of the revolving note to increase to $25.0 million, for an aggregate maximum principal balance of $75.0 million. The 2019‑1 Facility is non-recourse to the Company and matures three years after the 2019‑1 Closing Date. As of March 31, 2020 and 2019 and December 31, 2019, the total outstanding amount of the 2019‑1 Facility was $50.0 million, $12.8 million and $12.8 million, respectively.

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

2018‑A Notes

On October 31, 2018 (the “2018‑A Closing Date”), the Company issued $95,000,000 Class A Asset Backed Notes (the “2018-A Class A Notes”) and $30,400,000 Class B Asset Backed Notes (the “2018-A Class B Notes” and, collectively with the 2018-A Class A Notes, the “2018‑A Notes”), through an indirect subsidiary. The 2018-A Class A Notes bear interest at 4.20% and the 2018-A Class B Notes bear interest at 7.37%. The 2018‑A Notes are backed by a pool of unsecured consumer installment loans (“Securitization Receivables”) and represent obligations of the issuer only. The 2018‑A Notes are not guaranteed by the Company. Under the 2018‑A Notes, Securitization Receivables are sold to a wholly-owned subsidiary of the Company and serviced by another subsidiary of the Company. As of March 31, 2020 and 2019 and December 31, 2019, the total outstanding amount of the 2018‑A Notes was $34.1 million, $82.2 million and $41.8 million, respectively.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

that meet specified eligibility criteria in exchange for a revolving note. Under the 2018‑2 Facility, Securitization Receivables are sold to a wholly-owned subsidiary of the Company (the “2018‑2 Debtor”) and serviced by another subsidiary of the Company.

The 2018‑2 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which is required to be secured by 1.25 times the drawn amount in eligible Securitization Receivables. The 2018‑2 Facility is non-recourse to the Company and matures on October 23, 2022. As of March 31, 2020 and 2019 and December 31, 2019, the total outstanding amount of the 2018‑2 Facility was $110.0 million, $50.0 million and $80.0 million, respectively.

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

The 2018‑1 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which is required to be secured by 1.25 times the drawn amount in eligible Securitization Receivables. The 2018‑1 Facility is non-recourse to the Company and matures on July 22, 2023. As of March 31, 2020 and 2019, the total outstanding amount of the 2018‑1 Facility was $52.0 million, $36.0 million, respectively. There was no balance outstanding on the 2018-1 Facility as of December 31, 2019.

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

The Credit Agreement is secured by domestic receivables. The borrowing limit in the Credit Agreement, as amended, is $125 million and its maturity date is June 30, 2022. The Company had outstanding borrowings under the Credit Agreement of $105.3 million and $72.0 million as of March 31, 2020 and December 31, 2019, respectively. There were no outstanding borrowings under the Credit Agreement as of March 31, 2019.

The Credit Agreement provides for a revolving credit line with interest on borrowings under the facility at prime rate plus 1.00%. In addition, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the line, and ranges from 0.30% per annum to 0.50% per annum depending on usage. A portion of the revolving credit facility, up to a maximum of $20 million, is available for the issuance of letters of credit. The Company had outstanding letters of credit under the Credit Agreement of $1.0 million, $1.2 million and $1.2 million as of March 31, 2020 and 2019 and December 31, 2019, respectively. The Credit Agreement provides for certain prepayment penalties if it is terminated on or before its first and second anniversary date, subject to certain exceptions.

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

4.	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2020 was 34.3%, compared to 23.6% for the three months ended March 31, 2019. The increase is primarily attributable to nondeductible executive and stock compensation being a higher proportion of lower first quarter operating income.

As of March 31, 2020, the balance of unrecognized tax benefits was $53.5 million, which is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, $16.3 million of which, if recognized, would favorably affect the effective tax rate in the period of recognition. The Company had $41.3 million and $53.6 million of unrecognized tax benefits as of March 31, 2019 and December 31, 2019, respectively. The Company believes it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits could change by a significant amount. The principal uncertainties are related to the timing of recognition of income and losses related to the Company’s loan portfolio. The Company is currently under a Joint Committee on Taxation review of certain tax returns that were filed during 2018 in conjunction with the refunds claimed on those returns. Depending upon the outcome of the review and any related agreements or settlements with the relevant taxing authorities, the amount of the uncertainty, including amounts that would be recognized as a component of the effective tax rate, could change significantly. While the total amount of uncertainty to be resolved is not clear, it is reasonably possible that the uncertainties pertaining to this matter will be resolved in the next twelve months. The Company believes that it has adequately accounted for any material tax uncertainties in its existing reserves for all open tax years.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES Act did not have a material tax impact on the Company's consolidated financial condition as of and for the three months ended March 31, 2020. The Company plans to defer the timing of federal tax estimates and payroll taxes as permitted by the CARES Act and will avail itself of net operating loss carryback provisions to the extent possible, which may include changes to the uncertain tax position reserves.

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

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three months ended March 31, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net income from continuing operations	$5,748	$38,979
Net loss from discontinued operations	(288)	(3,962)
Net income	$5,460	$35,017
Denominator:
Total weighted average basic shares	32,337	33,481
Shares applicable to stock-based compensation	496	940
Total weighted average diluted shares	32,833	34,421
Earnings per common share – basic:
Continuing operations	$0.18	$1.16
Discontinued operations	(0.01)	(0.11)
Earnings per common share – basic	$0.17	$1.05
Earnings per common share – diluted:
Continuing operations	$0.18	$1.13
Discontinued operations	(0.01)	(0.11)
Earnings per common share – diluted	$0.17	$1.02

For the three months ended March 31, 2020 and 2019, 1,757,937 and 720,429 shares of common stock underlying stock options, respectively, and 351,368 and 6,187 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

6.	Operating Segment Information

The Company provides online financial services to non-prime credit consumers and small businesses in the United States and Brazil and has one reportable segment. The Company has aggregated all components of its business into a single operating segment based on the similarities of the economic characteristics, the nature of the products and services, the nature of the production and distribution methods, the shared technology platforms, the type of customer and the nature of the regulatory environment.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Geographic Information

The following table presents the Company’s revenue by geographic region for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019
Revenue
United States	$357,716	$257,988
Other international countries	4,536	6,450
Total revenue	$362,252	$264,438

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $56.2 million, $46.8 million and $54.5 million at March 31, 2020 and 2019 and December 31, 2019, respectively. The operations for the Company’s businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

7.	Commitments and Contingencies

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

The Company has an agreement for direct mail production and fulfillment services with a marketing services company where David Fisher, the Company’s Chief Executive Officer and Chairman of the Board, also serves as a member of the marketing services company’s board of directors. During the three months ended March 31, 2020 and 2019, the Company incurred $4.0 million and $2.6 million, respectively, in expenses related to these services. As of March 31, 2020 and 2019 and December 31, 2019, the Company owed the agency $2.5 million, $2.4 million and $4.6 million, respectively, related to services provided, which was included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

The Company believes that the transaction described above has been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

9.	Fair Value Measurements

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

During the three months ended March 31, 2020 and 2019, there were no transfers of assets or liabilities in or out of Level 1, Level 2 or Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

Effective January 1, 2020, the Company elected the fair value option to account for all loans and finance receivables.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2020 and 2019 and December 31, 2019 are as follows (dollars in thousands):

	March 31,	Fair Value Measurements Using
	2020	Level 1	Level 2	Level 3
Financial assets:
Installment loans and RPAs(1)(2)	$772,469	$—	$—	$772,469
Line of credit accounts(1)	320,738	—	—	320,738
Non-qualified savings plan assets(3)	2,989	2,989	—	—
Investment in trading security(4)	9,729	9,729	—	—
Total	$1,105,925	$12,718	$—	$1,093,207

	March 31,	Fair Value Measurements Using
	2019	Level 1	Level 2	Level 3
Financial assets:
Non-qualified savings plan assets(3)	$2,683	$2,683	$—	$—
Total	$2,683	$2,683	$—	$—

	December 31,	Fair Value Measurements Using
	2019	Level 1	Level 2	Level 3
Financial assets:
Non-qualified savings plan assets(3)	$2,867	$2,867	$—	$—
Investment in trading security(4)	11,449	11,449	—	—
Total	$14,316	$14,316	$—	$—

(1)	Installment loans and RPAs and line of credit accounts are included in “Loans and finance receivables at fair value” in the consolidated balance sheets subsequent to December 31, 2019.
(2)	Installment loans and RPAs include $508.3 million in assets of consolidated VIEs as of March 31, 2020.
(3)

The non-qualified savings plan assets are included in “Other receivables and prepaid expenses” in the Company’s consolidated balance sheets and have an offsetting liability of equal amount, which is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.

(4)	Investment in trading security is included in “Other assets” in the Company’s consolidated balance sheets.

The Company primarily estimates the fair value of its loan and finance receivables portfolio using discounted cash flow models that have been internally developed. The models use inputs that are unobservable but reflect the Company’s best estimates of the

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

assumptions a market participant would use to calculate fair value. The following table presents quantitative information about the significant unobservable inputs used for the Company’s loan and finance receivables fair value measurements as of March 31, 2020:

	March 31, 2020
			Weighted
	Minimum	Maximum	Average(1)
Consumer near-prime(2)
Net loss rates(4)	31.2%	39.6%	34.8%
Prepayment rates(4)	7.1%	30.4%	29.7%
Servicing costs(4)	3.0%	3.0%	3.0%
Discount rates	18.5%	18.5%	18.5%

Consumer sub-prime(2)
Net loss rates(4)	19.6%	39.6%	35.1%
Prepayment rates(4)(5)	7.1%	25.4%	11.3%
Servicing costs(4)	6.5%	28.0%	7.2%
Discount rates	18.5%	23.5%	23.3%

Small business(3)
Net loss rates(4)	3.8%	30.4%	17.8%
Prepayment rates(4)	6.5%	22.1%	18.7%
Servicing costs(4)	1.7%	1.7%	1.7%
Discount rates	13.5%	13.5%	13.5%

(1)	Weighted by relative principal balance.
(2)	Includes installment loans and line of credit accounts.
(3)	Includes installment loans, RPAs and line of credit accounts.
(4)	Figure disclosed as a percentage of outstanding principal balance.
(5)	Not relevant for single-pay loans.

Certain unobservable inputs may, in isolation, have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. An increase to the net loss rate, prepayment rate, servicing cost, or discount rate would decrease the fair value of the Company’s loans and finance receivables. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

The fair value of the nonqualified savings plan assets was deemed Level 1 as they are publicly traded equity securities for which market prices of identical assets are readily observable.

The fair value of the investment in trading security was deemed Level 1 as it is a publicly traded fund with active market pricing that is readily available.

The Company had no liabilities measured at fair value on a recurring basis as of March 31, 2020 and 2019 and December 31, 2019.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At March 31, 2020 and 2019 and December 31, 2019, there were no assets or liabilities recorded at fair value on a non-recurring basis.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of March 31, 2020 and 2019 and December 31, 2019 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	March 31,	Fair Value Measurements Using
	2020	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$161,076	$161,076	$—	$—
Restricted cash (1)	42,742	42,742	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$210,736	$203,818	$—	$6,918
Financial liabilities:
Revolving line of credit	105,250	—	—	105,250
Securitization notes	373,864	—	358,465	—
8.50% senior notes due 2024	250,000	—	216,225	—
8.50% senior notes due 2025	375,000	—	315,926	—
Total	$1,104,114	$—	$890,616	$105,250

	Balance at
	March 31,	Fair Value Measurements Using
	2019	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$57,715	$57,715	$—	$—
Restricted cash (1)	23,168	23,168	—	—
Installment loans and RPAs, net (3)(4)	574,944	—	—	607,433
Line of credit accounts, net (3)	177,616	—	—	177,616
Investment in unconsolidated investee (2)	6,703	—	—	6,703
Total	$840,146	$80,883	$—	$791,752
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,264	$—	$—	$1,264
Securitization notes	181,000	—	181,365	—
8.50% senior notes due 2024	250,000	—	235,915	—
8.50% senior notes due 2025	375,000	—	350,593	—
Total	$807,264	$—	$767,873	$1,264

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Balance at
	December 31,	Fair Value Measurements Using
	2019	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$35,895	$35,895	$—	$—
Restricted cash (1)	45,069	45,069	—	—
Installment loans and RPAs, net (3)(4)	760,815	—	—	848,818
Line of credit accounts, net (3)	301,835	—	—	338,765
Investment in unconsolidated investee (2)	6,703	—	—	6,703
Total	$1,150,317	$80,964	$—	$1,194,286
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,511	$—	$—	$1,511
Revolving line of credit	72,000	—	—	72,000
Securitization notes	307,885	—	308,513	—
8.50% senior notes due 2024	250,000	—	238,750	—
8.50% senior notes due 2025	375,000	—	355,691	—
Total	$1,006,396	$—	$902,954	$73,511

(1)	Restricted cash includes $37.8 million, $23.2 million and $42.4 million in assets of consolidated VIEs as of March 31, 2020 and 2019 and December 31, 2019, respectively.
(2)	Investment in unconsolidated investee is included in “Other assets” in the consolidated balance sheets.
(3)	Installment loans and RPAs and line of credit accounts are included in “Loans and finance receivables, net” in the consolidated balance sheets prior to January 1, 2020.
(4)	Installment loan and RPAs, net include $280.7 million and $420.7 million in net assets of consolidated VIEs as of March 31, 2019 and December 31, 2019, respectively.

Cash and cash equivalents and restricted cash bear interest at market rates and have maturities of less than 90 days. The carrying amount of restricted cash and cash equivalents approximates fair value.

Prior to January 1, 2020 short-term loans, line of credit accounts, installment loans and RPAs were carried in the consolidated balance sheet net of the allowance for estimated losses, which was calculated by applying historical loss rates combined with recent default trends to the gross receivable balance. Short-term loans and line of credit accounts have relatively short maturity periods that are generally 12 months or less. The unobservable inputs used to calculate the fair value of these receivables included historical loss rates, recent default trends and estimated remaining loan term; therefore, the carrying value approximated the fair value. The fair value of installment loans and RPAs was estimated using discounted cash flow analyses, which considered interest rates on loans and discounts offered for receivables with similar terms to customers with similar credit quality, the timing of expected payments, estimated customer default rates and/or valuations of comparable portfolios. Unsecured installment loans typically have terms between two and 60 months. RPAs typically have estimated delivery terms between six and 18 months.

The Company measures the fair value of its investment in unconsolidated investee using Level 3 inputs. Because the unconsolidated investee is a private company and financial information is limited, the Company estimates the fair value based on the best available information at the measurement date.

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term and installment loans the Company arranges for consumers on the third-party lenders’ behalf and is required to purchase any defaulted loans it has guaranteed. Prior to January 1, 2020 the Company measured the fair value of its liability for third-party lender-owned consumer loans under Level 3 inputs. The fair value of these liabilities was calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans included historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value of these liabilities approximated the fair value.

The Company measures the fair value of its revolving line of credit using Level 3 inputs. The Company considered the fair value of its other long-term debt and the timing of expected payment(s).

The fair values of the Company’s Securitization Notes and senior notes are estimated based on quoted prices in markets that are not active, which are deemed Level 2 inputs.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10.	Subsequent Events

Subsequent events have been reviewed through the date these financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources and certain factors that may affect future results, including economic and industry-wide factors, of Enova International, Inc. and its subsidiaries should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services. In 2019, we extended approximately $2.2 billion in credit or financing to borrowers. As of March 31, 2020, we offered or arranged loans or draws on lines of credit to consumers in 40 states in the United States and Brazil. We also offered financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through March 31, 2020, we have completed over 51.9 million customer transactions and collected more than 37 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include installment loans and receivables purchase agreements (“RPAs”) and line of credit accounts.

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

PRODUCTS AND SERVICES

Our online financing products and services provide customers with a deposit of funds into their bank account in exchange for a commitment to repay the amount deposited plus fees, interest and/or revenue on the receivables purchased. We originate, arrange, guarantee or purchase installment loans and RPAs and line of credit accounts. We have one reportable segment that includes all of our online financial services.

•

Installment loans. Installment loans are unsecured loans written by us or by a third-party lender through our credit services organization and credit access business programs, which we refer to as our CSO programs, that we arrange and guarantee. Installment loans includes longer-term loans that require the outstanding principal balance to be paid down in multiple installments and shorter-term single payment loans. We offer, or arrange through our CSO programs, multi- or single-payment unsecured consumer installment loan products in 39 states in the United States and small business installment loans in 18 states. We also offer multi-payment unsecured consumer installment loan products in Brazil. Terms for our multi-payment installment loan products range between two and 60 months and single-pay consumer loans generally have terms of seven to 90 days. Loans may be repaid early at any time with no additional prepayment charges. Installment loans that we originated and purchased contributed approximately 45.3% of our total revenue for the three months ended March 31, 2020 and 59.0% for the three months ended March 31, 2019.

We have been investing and will continue to invest in the growth of our near-prime installment lending portfolio.

•

Line of credit accounts. As of March 31, 2020, we offered new consumer line of credit accounts in 12 states (and continue to service existing line of credit accounts in one additional state) in the United States and business line of credit accounts in 36 states in the United States, which allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with the terms of their line of credit account. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit. Our line of credit accounts contributed approximately 51.3% of our total revenue for the three months ended March 31, 2020 and 39.5% for the three months ended March 31, 2019.

•

Receivables purchase agreements. Under RPAs, small businesses receive funds in exchange for a portion of the business’s future receivables at an agreed upon discount. In contrast, lending is a commitment to repay principal and interest. A small business customer who enters into a RPA commits to delivering a percentage of its receivables through ACH or wire debits or by splitting credit card receipts until all purchased receivables are delivered. We offer RPAs in all 50 states and in Washington D.C. in the United States. Revenue earned from RPAs contributed 2.7% of our total revenue for the three months ended March 31, 2020 and 1.4% for the three months ended March 31, 2019.

•

CSO Programs. Through our CSO programs, we provide services related to third-party lenders’ multi- and single-pay installment consumer loan products by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under our CSO programs include credit-related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents (“CSO loans”). Under our CSO programs, we guarantee consumer loan payment obligations to the third party lender in the event the customer defaults on the loan. When a consumer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the consumer, to provide certain services, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. For CSO loans, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. We in turn are responsible for assessing whether or not we will guarantee such loan. The guarantee represents an obligation to purchase specific single-payment loans, which generally have terms of less than 90 days, and specific installment loans, which have terms of four to 12 months, if they go into default.

As of March 31, 2020 and 2019, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $11.8 million and $22.3 million, respectively, which were guaranteed by us.

•

Bank program. In March 2016, we launched a program with a state-chartered bank where we provided technology, loan servicing and marketing services to the bank. Our bank partner offered unsecured consumer installment loans. We also had the ability to purchase loans originated through this program. In May 2018, as a result of a change in the law in Ohio, our bank partner suspended lending and we suspended purchasing loans through this program. In December 2019, we launched a similar Bank Program, whereby our bank partner offers unsecured consumer installment loans in multiple states in the United States. Revenue generated from this program for the three months ended March 31, 2020 and 2019 was 1.4% and 1.2% of our total revenue, respectively.

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

OUR MARKETS

We currently provide our services in the following countries:

•

United States. We began our online business in the United States in May 2004. As of March 31, 2020, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, Headway Capital at www.headwaycapital.com and The Business Backer at www.businessbacker.com.

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

RECENT REGULATORY DEVELOPMENTS

Virginia SB 421

On March 7, 2020, SB 421 passed through both houses of the Virginia Legislature. The bill amends laws governing open-end lines of credit to cap interest and fees at 36% annual interest plus a $50 annual participation fee. Further, the law would allow Virginia-licensed lenders to make installment loans at 36% APR plus a loan processing fee equal to the greater of $75 or 5% of the principal loan amount, but not exceeding $150. The law is scheduled to go into effect on January 1, 2021.

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

RESULTS OF OPERATIONS

ELECTION OF FAIR VALUE OPTION

Prior to January 1, 2020, we carried our loans and finance receivables at amortized cost, net of an allowance for estimated losses inherent in the portfolio. Effective January 1, 2020, we elected the fair value option to account for all our loans and finance receivables in conjunction with the transition guidance specified in ASU 2019-05. We believe the fair value option better reflects the value of our portfolio and its future economic performance as well as more closely aligns with our marginal decision-making processes that rely on risk-based pricing and discounted cash flow methodologies. Refer to Note 1 for discussion of the election and its impact on our accounting policies. In comparing our current year results under the fair value option to prior periods, it may be helpful to consider the following:

Prior to 2020, origination fees as well as certain direct costs associated with originating loans were deferred and amortized into or against revenue on an effective yield basis over the term of the loan or the projected delivery term of the finance receivable. Subsequent to the election of the fair value option, these fees and costs are no longer eligible for deferral. As such, we expect revenue to be slightly higher due to origination fees being immediately recognized and the lack of amortization of deferred costs into revenue. As origination costs are no longer eligible for deferral, we expect marketing and operations and technology expenses to be higher, particularly in periods of growth.

Loans and finance receivables are carried at fair value with changes in fair value recorded in the consolidated income statement. The fair value takes into consideration expected lifetime losses of the loans and finance receivables, whereas the prior method incorporated only incurred losses. As such, changes in credit quality, amongst other significant assumptions, typically have a more significant impact on the carrying value of loans and finance receivables under the fair value option.

COVID-19

The COVID-19 pandemic has, and will likely continue to, severely impact global economic conditions, resulting in substantial volatility in the financial markets, increased unemployment, and operational challenges resulting from measures that governments have imposed to control its spread. We have implemented a number of procedures in response to the pandemic to support the safety and well-being of our employees, customers and shareholders that continue through the date of this report:

•	As shelter-in-place orders and general distancing guidelines were released, we moved quickly to transition virtually all of our employees to a remote work environment.
•

We are actively working with our customers to understand their financial situations, waive late fees, offer a variety of repayment options to increase flexibility and reduce or defer payments for impacted customers.

•	We took measures to adjust our underwriting procedures, which will reduce exposure to more heavily impacted consumers and businesses.
•	We have also adjusted loan and draw sizes as well as shortened duration in an effort to reduce risk in this volatile environment.

From a loan valuation perspective, the COVID-19 pandemic significantly increases the potential variability of our expected cash flows. In the latter half of March 2020, we noted a slight worsening in certain credit metrics, such as delinquencies, that we attributed primarily to the impact of the COVID-19 pandemic. Consequently, the associated fair values of these loans were adjusted lower as part of the standard process in our internally-developed valuation models described in the Notes to the Consolidated Financial Statements as well as the “Critical Accounting Estimates” section of this Form 10-Q. In addition, the number of loans with payment deferrals or other modifications increased meaningfully in the latter half of March. While not considered delinquent, we expect these customers to present a higher default risk than typical non-delinquent customers that continue to pay on a timely basis; therefore, we adjusted the fair value of these loans lower to reflect the increased risk. We also deemed it appropriate to increase the discount rate to capture the increase in potential volatility in expected cash flows due to the unprecedented nature of this pandemic and governmental response. After adjusting the discount rate for the decrease in underling interest rates, we increased the rate by 500 basis points based on what we deemed a market participant would require to assume the additional risk. We deemed the resulting fair value to be an appropriate market-based exit price that considers current market conditions at March 31, 2020.

We continue to closely monitor this pandemic and expect to make future changes to respond to the situation as it continues to evolve.

HIGHLIGHTS

Our financial results for the three-month period ended March 31, 2020, or the current quarter, are summarized below.

•	Consolidated total revenue increased $97.8 million, or 37.0%, to $362.2 million in the current quarter compared to $264.4 million for the three months ended March 31, 2019, or the prior year quarter.
•	Consolidated net revenue was $126.5 million in the current quarter. Consolidated gross profit was $145.6 million in the prior year quarter.
•	Consolidated income from operations decreased $43.9 million, or 60.1%, to $29.1 million in the current quarter, compared to $73.0 million in the prior year quarter.
•

Consolidated net income was $5.5 million in the current quarter compared to $35.0 million in the prior year quarter. Consolidated diluted income per share was $0.17 in the current quarter compared to $1.02 in the prior year quarter.

OVERVIEW

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Revenue
Loans and finance receivables revenue	$359,806	$264,125
Other	2,446	313
Total Revenue	362,252	264,438
Change in Fair Value	(235,719)	—
Cost of Revenue	—	(118,858)
Net Revenue/Gross Profit	126,533	145,580
Expenses
Marketing	34,558	19,061
Operations and technology	31,266	20,579
General and administrative	27,951	29,051
Depreciation and amortization	3,670	3,934
Total Expenses	97,445	72,625
Income from Operations	29,088	72,955
Interest expense, net	(20,381)	(19,502)
Foreign currency transaction gain (loss)	41	(143)
Loss on early extinguishment of debt	—	(2,321)
Income before Income Taxes	8,748	50,989
Provision for income taxes	3,000	12,010
Net income from continuing operations	5,748	38,979
Net loss from discontinued operations	(288)	(3,962)
Net Income	$5,460	$35,017
Earnings Per Share:
Earnings per common share - diluted:
Continuing operations	$0.18	$1.13
Discontinued operations	(0.01)	(0.11)
Total earnings common share - diluted	$0.17	$1.02

Revenue
Loans and finance receivables revenue	99.3%	99.9%
Other	0.7	0.1
Total Revenue	100.0	100.0
Change in Fair Value	(65.1)	—
Cost of Revenue	—	(44.9)
Net Revenue/Gross Profit	34.9	55.1
Expenses
Marketing	9.6	7.2
Operations and technology	8.6	7.8
General and administrative	7.7	11.0
Depreciation and amortization	1.0	1.5
Total Expenses	26.9	27.5
Income from Operations	8.0	27.6
Interest expense, net	(5.6)	(7.4)
Foreign currency transaction (loss) gain	—	—
Loss on early extinguishment of debt	—	(0.9)
Income before Income Taxes	2.4	19.3
Provision for income taxes	0.8	4.6
Net income from continuing operations	1.6	14.7
Net loss from discontinued operations	(0.1)	(1.5)
Net Income	1.5%	13.2%

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (in thousands, except per share data):

	Three Months Ended
	March 31,
	2020	2019
Net income from continuing operations	$5,748	$38,979
Adjustments:
Lease termination and cease-use costs	—	726
Loss on early extinguishment of debt	—	2,321
Intangible asset amortization	267	268
Stock-based compensation expense	3,460	3,074
Foreign currency transaction (gain) loss	(41)	143
Cumulative tax effect of adjustments	(868)	(1,519)
Discrete tax adjustments	—	(141)
Adjusted earnings	$8,566	$43,851

Diluted earnings per share	$0.18	$1.13
Adjustments:
Lease termination and cease-use costs	—	0.02
Loss on early extinguishment of debt	—	0.07
Intangible asset amortization	0.01	0.01
Stock-based compensation expense	0.10	0.09
Foreign currency transaction (gain) loss	—	—
Cumulative tax effect of adjustments	(0.03)	(0.05)
Discrete tax adjustments	—	—
Adjusted earnings per share	$0.26	$1.27

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

	Three Months Ended
	March 31,
	2020	2019
Net income from continuing operations	$5,748	$38,979
Depreciation and amortization expenses	3,670	3,934
Interest expense, net	20,381	19,502
Foreign currency transaction (gain) loss	(41)	143
Provision for income taxes	3,000	12,010
Stock-based compensation expense	3,460	3,074
Adjustment:
Lease termination and cease-use costs	—	370
Loss on early extinguishment of debt	—	2,321
Adjusted EBITDA	$36,218	$80,333

Adjusted EBITDA margin calculated as follows:
Total Revenue	$362,252	$264,438
Adjusted EBITDA	36,218	80,333
Adjusted EBITDA as a percentage of total revenue	10.0%	30.4%

Constant Currency Basis

In addition to reporting financial results in accordance with GAAP, we have provided certain other non-GAAP financial information on a constant currency basis. Outside the United States, we currently operate in Brazil. During the current quarter, 1.3% of our revenue originated in currencies other than the U.S. Dollar, principally the Brazilian Real. As a result, changes in our reported revenue and profits include the impacts of changes in foreign currency exchange rates. We provide constant currency assessments in the following discussion and analysis to isolate the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. All conversion rates below are based on the U.S. Dollar equivalent to the applicable foreign currency:

	Three Months Ended
	March 31,
	2020	2019	% Change
Brazilian Real	0.2517	0.2530	(0.5)%

We believe that our non-GAAP constant currency assessments are a useful measure, as they indicate the actual growth and profitability of our operations.

Combined Loans and Finance Receivables Measures

In addition to reporting loans and finance receivables balance information in accordance with GAAP (see Note 2 in the Notes to Consolidated Financial Statements included in this report), we have provided metrics on a combined basis. The Combined Loans and Finance Receivables Measures are non-GAAP measures that include both loans and RPAs we own or have purchased and loans we guarantee, which are either GAAP items or disclosures required by GAAP. See “—Loan and Finance Receivable Balances” and “—Credit Performance of Loans and Finance Receivables” below for reconciliations between Company owned and purchased loans and finance receivables, gross, allowance and liability for losses, cost of revenue and charge-offs (net of recoveries) calculated in accordance with GAAP to the Combined Loans and Finance Receivables Measures.

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

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THREE MONTHS ENDED MARCH 31, 2019

Revenue, Net Revenue and Gross Profit

Revenue increased $97.8 million, or 37.0%, to $362.2 million for the current quarter as compared to $264.4 million for the prior year quarter. On a constant currency basis, revenue increased by $98.6 million, or 37.3%, for the current quarter compared to the prior year quarter. The vast majority of this increase is due to organic growth, with a small portion due to the adoption of fair value accounting on our loan portfolio and the differing treatment of the origination fees and the costs previously described in the “Election of Fair Value Option” section. On the organic growth side, the increase was due to a 77.8% increase in line of credit account revenue and a 9.0% increase in installment loan and RPA revenue in the current quarter compared to the prior year quarter driven by strong customer demand for these products.

Net revenue for the current quarter was $126.5 million for the current quarter compared to gross profit of $145.6 million for the prior year quarter. Our consolidated net revenue margin was 34.9% for the current quarter gross profit as a percentage of revenue, or our gross profit margin, compared to gross profit of 55.1% for the prior year quarter.

The following table sets forth the components of revenue and gross profit, separated by product for the current quarter and the prior year quarter (in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Revenue by product:
Installment loans and RPAs	$174,034	$159,642	$14,392	9.0%
Line of credit accounts	185,772	104,483	81,289	77.8
Total loans and finance receivables revenue	359,806	264,125	95,681	36.2
Other	2,446	313	2,133	681.5
Total revenue	362,252	264,438	97,814	37.0
Change in fair value	(235,719)	—	(235,719)	100.0
Cost of revenue	—	(118,858)	118,858	(100.0)
Net revenue/gross profit	$126,533	$145,580	$(19,047)	(13.1)%

Revenue by product (% to total):
Installment loans and RPAs	48.0%	60.4%
Line of credit accounts	51.3	39.5
Total loans and finance receivables revenue	99.3	99.9
Other	0.7	0.1
Total revenue	100.0	100.0
Change in fair value	(65.1)	—
Cost of revenue	—	(44.9)
Net revenue/gross profit	34.9%	55.1%

Loan and Finance Receivable Balances

The fair value of our loan and finance receivable portfolio in our consolidated financial statements at March 31, 2020 was $1,093.2 million with an outstanding principal balance of $1,061.4 million. Our loan and finance receivable balance in our consolidated financial statements as of March 31, 2019 was $875.0 million, before the allowance for losses of $122.5 million. The fair value of the combined loan and finance receivables portfolio includes $12.4 million with an outstanding principal balance of $10.3 million of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of March 31, 2020. The combined loan and finance receivables portfolio includes $22.3 million as of March 31, 2019 of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of March 31, 2019 before the liability for estimated losses of $1.3 million provided in “Accounts payable and accrued expenses” in our consolidated financial statements for March 31, 2019.

The near-prime consumer installment portfolio balance comprised 50.4% of our total loan and finance receivable portfolio balance as of March 31, 2020 compared to 50.6% as of March 31, 2019. The outstanding loan balance for our consumer line of credit product comprised 23.4% of our total loan and finance receivable portfolio balance compared to 18.6% as of March 31, 2019. Our portfolio of loans and finance receivables serving the needs of small businesses increased to 16.1% as of March 31, 2020 from 11.4% as of March 31, 2019. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

The following tables summarize loan and finance receivable balances outstanding as of March 31, 2020 and 2019 (in thousands):

	As of March 31, 2020
		Guaranteed
	Company	by the
	Owned(a)	Company(a)	Combined(b)
Installment loans and RPAs
Principal	$748,422	$10,287	$758,709
Fair value	772,469	12,445	784,914
Fair value as a % of principal	103.2%	121.0%	103.5%
Line of credit accounts
Principal	$312,986	$—	$312,986
Fair value	320,738	—	320,738
Fair value as a % of principal	102.5%	—%	102.5%
Total loans and finance receivables
Principal	$1,061,408	$10,287	$1,071,695
Fair value	1,093,207	12,445	1,105,652
Fair value as a % of principal	103.0%	121.0%	103.2%

	As of March 31, 2019
		Guaranteed
	Company	by the
	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables balances:
Installment loans and RPAs	$656,070	$22,296	$678,366
Line of credit accounts	218,979	—	218,979
Total ending loans and finance receivables, gross	875,049	22,296	897,345
Less: Allowance and liabilities for losses(a)	(122,489)	(1,264)	(123,753)
Total ending loans and finance receivables, net	$752,560	$21,032	$773,592
Allowance and liability for losses as a % of loans and finance receivables, gross	14.0%	5.7%	13.8%

(a)

GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

(b)	Except for allowance and liability for estimated losses, amounts shown represent non-GAAP measures.

At March 31, 2020, the ratio of fair value as a percentage of principal was 103.0% on company owned loans and finance receivables and 103.2% on combined loans and finance receivables. These ratios decreased during the quarter due to the impact of COVID-19 on loan fair values at March 31, 2020.

Average Amount Outstanding per Loan

The average amount outstanding per loan is calculated as total combined loans, including accrued interest and fees, at the end of the period divided by the total number of combined loans outstanding at the end of the period. The following table shows the average amount outstanding per loan by product at March 31, 2020 and 2019:

	As of March 31,
	2020	2019
Average amount outstanding per loan (in ones)(a)
Installment loans(b)(c)	$2,125	$1,367
Line of credit accounts	1,876	1,644
Total loans(b)(c)	$2,033	$1,429

(a)	The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.
(b)

Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

(c)	Excludes RPAs.

The average amount outstanding per loan increased to $2,033 from $1,429 during the current quarter compared to the prior year quarter, due primarily to higher average amounts outstanding for both installment loans and line of credit accounts, partially offset by an increase in the mix of line of credit account balances which have a lower average amount outstanding than installment loans.

Average Loan Origination

The average loan origination amount is calculated as the total principal amount of combined loans originated and renewed for the period divided by the total number of combined loans originated and renewed for the period. The following table shows the average loan origination amount by product for the current quarter compared to the prior year quarter:

	Three Months Ended
	March 31,
	2020	2019
Average loan origination amount (in ones) (a)
Installment loans (b)(d)	$762	$730
Line of credit accounts (c)	407	357
Total loans (b)(d)	$570	$586

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)

Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount decreased to $570 from $586 during the current quarter compared to the prior year quarter, due primarily to a greater mix of line of credit account draws, which are generally lower than installment loan originations partially offset by an increase in the average origination amount for both installment and line of credit account draws.

Credit Performance of Loans and Finance Receivables

We monitor the performance of our loan and finance receivable. Internal factors such as portfolio composition (e.g., interest rate, loan term, geography information, customer mix, credit quality) and performance (e.g., delinquency, loss trends, prepayment rates) are reviewed on a regular basis at various levels (e.g., product, vintage). We also weigh the impact of relevant, internal business decisions on portfolio. External factors such as macroeconomic trends, financial market liquidity expectations, competitive landscape and legal/regulatory requirements are also reviewed on a regular basis.

The payment status of a customer, including the degree of any delinquency, is a significant factor in determining estimated charge-offs in the cash flow models that we use to determine fair value. The following table shows payment status on outstanding principal, interest and fees as of the end of each of the last five quarters (in thousands):

	2019				2020
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$856,608	$945,881	$1,086,163	$1,210,262	$1,145,748
Guaranteed by the Company(a)	22,296	21,463	23,648	27,560	11,798
Ending combined loan and finance receivables balance(b)	$878,904	$967,344	$1,109,811	$1,237,822	$1,157,546
> 30 days delinquent	52,631	49,974	77,772	83,315	86,294
> 30 days delinquency rate	6.0%	5.2%	7.0%	6.7%	7.5%

(a)	Represents loans originated by third-party lenders through the CSO programs that we have not yet purchased, which are not included in our consolidated balance sheets.
(b)	Non-GAAP measure.

Installment Loans and RPAs

The following table includes financial information for our installment loans and RPAs. Delinquency metrics include principal, interest, and fees, and only amounts that are past due (in thousands):

	2019				2020
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Installment loans and RPAs:
Installment and RPA combined loan and finance receivable principal balance:
Company owned	$609,668	$655,031	$720,721	$792,397	$748,422
Guaranteed by the Company(a)	22,130	21,372	23,549	27,455	10,287
Total combined loan and finance receivable principal balance(b)	$631,798	$676,403	$744,270	$819,852	$758,709
Installment and RPA combined loan and finance receivable fair value balance:
Company owned	$—	$—	$—	$—	$772,469
Guaranteed by the Company(a)	—	—	—	—	12,445
Ending combined loan and finance receivable fair value balance(b)	$—	$—	$—	$—	$784,914
Fair value as a % of principal(b)(c)	—%	—%	—%	—%	103.5%
Installment and RPA combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$637,754	$681,860	$749,324	$820,430	$776,692
Guaranteed by the Company(a)	22,296	21,463	23,648	27,560	11,798
Ending combined loan and finance receivable balance(b)	$660,050	$703,323	$772,972	$847,990	$788,490
Ending allowance and liability for losses (prior to FVO adoption)	$82,390	$87,572	$86,027	$87,448	$—
Allowance for losses as a % of combined loan and finance receivable balance(b)(c)	12.5%	12.5%	11.1%	10.3%	—%
Average installment and RPA combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$665,249	$655,360	$718,307	$783,362	$803,018
Guaranteed by the Company(a)(d)	26,856	21,486	23,031	24,723	17,846
Average combined loan and finance receivable balance(b)(d)	$692,105	$676,846	$741,338	$808,085	$820,864

Revenue	$159,642	$148,531	$159,025	$168,917	$174,034
Cost of revenue/change in fair value	(59,130)	(54,748)	(55,670)	(67,369)	(115,441)
Gross profit/net revenue	100,512	93,783	103,355	101,548	58,593
Gross profit margin/net revenue margin	63.0%	63.1%	65.0%	60.1%	33.7%
Cost of revenue/change in fair value as a % of average combined loan and finance receivable balance(b)(d)	8.5%	8.1%	7.5%	8.3%	14.1%

Delinquencies:
> 30 days delinquent	$36,044	$32,889	$44,904	$46,783	$47,502
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	5.5%	4.7%	5.8%	5.5%	6.0%

Charge-offs:
Charge-offs (net of recoveries)	$93,913	$69,761	$79,577	$89,114	$96,272
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	13.6%	10.3%	10.7%	11.0%	11.7%

(a)	Represents loans originated by third-party lenders through the CSO programs that we have not yet purchased, which are not included in our consolidated balance sheets.
(b)	Non-GAAP measure.
(c)	Determined using period-end balances.
(d)	The average installment and RPA combined loan and finance receivable balance is the average of the month-end balances during the period.

The combined ending loan balance, including principal and accrued fees/interest outstanding, of installment loans and RPAs at March 31, 2020 increased 19.5% to $788.5 million compared to $660.1 million at March 31, 2019, driven primarily by our near-prime and small business products. The percentage of loans greater than 30 days delinquent increased to 6.0% at March 31, 2020, compared to 5.5% at March 31, 2019. The increase was driven primarily by stronger demand and growth toward the end of 2019 and beginning of 2020, a higher mix of new customers, which generally have a higher risk of charge-off compared to existing customers, and slightly higher delinquency driven by the impact of COVID-19. Charge-offs (net of recoveries) as a percentage of average combined loan balance decreased to 11.7% for the three months ended March 31, 2020, compared to 13.6% in the prior year quarter, due primarily to a shift in the portfolio mix to near-prime and small business products, which have lower risk of charge-off compared to sub-prime products.

Line of Credit Accounts

The following table includes financial information for our line of credit accounts. Delinquency metrics include principal, interest, and fees, and only amounts that are past due (in thousands):

	2019				2020
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Total loan principal balance	$184,822	$223,545	$282,556	$329,011	$312,986
Ending loan fair value balance	—	—	—	—	320,738
Fair value as a % of principal(a)	—%	—%	—%	—%	102.5%

Ending loan balance, including principal and accrued fees/interest outstanding	$218,854	$264,021	$336,839	$389,832	$369,056
Ending allowance for losses (prior to FVO adoption)	41,363	51,419	75,413	91,002	—
Allowance for losses as a % of loan balance(a)	18.9%	19.5%	22.4%	23.3%	—%

Average loan balance(b)	$224,973	$237,821	$301,213	$358,440	$387,180

Revenue	$104,483	$110,670	$146,362	$174,227	$185,772
Cost of revenue/change in fair value	(37,900)	(48,549)	(83,922)	(107,940)	(104,202)
Gross profit/net revenue	66,583	62,121	62,440	66,287	81,570
Gross profit margin/net revenue margin	63.7%	56.1%	42.7%	38.0%	43.9%
Cost of revenue/change in fair value as a % of average loan balance(b)	16.8%	20.4%	27.9%	30.1%	26.9%

Delinquencies:
> 30 days delinquent	$16,587	$17,085	$32,868	$36,532	$38,792
> 30 days delinquent as a % of loan balance(a)	7.6%	6.5%	9.8%	9.4%	10.5%

Charge-offs:
Charge-offs (net of recoveries)	$47,546	$38,493	$59,928	$92,351	$106,952
Charge-offs (net of recoveries) as a % of average loan balance(b)	21.1%	16.2%	19.9%	25.8%	27.6%

(a)	Determined using period-end balances.
(b)	The average loan balance for line of credit accounts is the average of the month-end balances during the period.

The combined ending loan balance, including principal and accrued fees/interest outstanding, of line of credit accounts at March 31, 2020 increased 68.6% to $369.1 million compared to $218.9 million at March 31, 2019, driven by our strong demand and growth in our consumer and small business products. The percentage of loans greater than 30 days delinquent increased to 10.5% at March 31,

2020, compared to 7.6% at March 31, 2019. The increase was driven primarily by stronger demand and growth toward the end of 2019 and beginning of 2020, a higher mix of consumer accounts as well as new customer draws, which generally have a higher risk of charge-off compared to small business accounts and existing customer draws, and slightly higher delinquency driven by the impact of COVID-19. Charge-offs (net of recoveries) as a percentage of average loan balance increased to 27.6% for the three months ended March 31, 2020, compared to 21.1% in the prior year quarter, due primarily to higher recent new customer originations, which generally have a higher risk of charge-off compared to draws from existing customers.

Total Expenses

Total expenses increased $24.8 million, or 34.2%, to $97.4 million in the current quarter, compared to $72.6 million in the prior year quarter. On a constant currency basis, total expenses increased $25.3 million, or 34.8%, in the current quarter as compared to the prior year quarter.

Marketing expense increased to $34.5 million in the current quarter compared to $19.1 million in the prior year quarter. Prior to utilization of the fair value option on our loan portfolio, certain direct costs associated with originating loans were deferred and amortized against revenue over the life of the underlying loans. Subsequent to the election of the fair value option, these fees and costs are no longer eligible for deferral, resulting in higher marketing expenses in 2020. To a lesser extent, the increase in marketing expenses was due to higher domestic marketing spend, driven by higher direct mail costs, television advertising and digital marketing expenses.

Operations and technology expense increased to $31.3 million in the current quarter compared to $20.6 million in the prior year quarter, due primarily to higher selling expense and higher underwriting costs primarily related to growth in loan balances.

General and administrative expense decreased $1.1 million, or 3.8%, to $27.9 million in the current quarter compared to $29.0 million in the prior year quarter, due primarily to lower corporate services personnel costs, driven primarily by lower incentive accruals, and lower legal and compliance expenses.

Depreciation and amortization expense was flat compared to the prior year quarter.

Interest Expense, Net

Interest expense, net increased $0.9 million, or 4.5%, to $20.4 million in the current quarter compared to $19.5 million in the prior year quarter. The increase was due primarily to an increase in the average amount of debt outstanding, which increased $131.4 million to $1,008.3 million during the current quarter from $876.9 million during the prior year quarter, partially offset by an decrease in the weighted average interest rate on our outstanding debt to 8.15% during the current quarter from 9.03% during the prior year quarter.

Provision for Income Taxes

The effective tax rate from continuing operations of 34.3% in the current quarter was higher than the 23.6% rate recorded in the prior year quarter due primarily to nondeductible executive and stock compensation being a higher proportion of lower first quarter operating income.

As of March 31, 2020, the balance of unrecognized tax benefits was $53.5 million which is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, $16.3 million of which, if recognized, would favorably affect the effective tax rate in the period of recognition. We had $41.3 million and $53.6 million of unrecognized tax benefits as of March 31, 2019 and December 31, 2019, respectively. We believe it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits could change by a significant amount. The principal uncertainties are related to the timing of recognition of income and losses related to our loan portfolio. We are currently under a Joint Committee on Taxation review of certain tax returns that were filed during 2018 in conjunction with the refunds claimed on those returns. Depending upon the outcome of the review and any related agreements or settlements with the relevant taxing authorities, the amount of the uncertainty, including amounts that would be recognized as a component of the effective tax rate, could change significantly. While the total amount of uncertainty to be resolved is not clear, it is reasonably possible that the uncertainties pertaining to this matter will be resolved in the next twelve months. The Company believes that it has adequately accounted for any material tax uncertainties in its existing reserves for all open tax years.

For the three months ended March 31, 2020, we had an increase in the net deferred tax liability balance of $23.0M. The increase is primarily attributable to our election of the fair value option to account of all of the loans and finance receivables.

Our U.S. tax returns are subject to examination by federal and state taxing authorities. The statute of limitations related to our consolidated Federal income tax returns is closed for all tax years up to and including 2015. However, the 2015 tax year is still open to the extent of the net operating loss that was carried back from the 2017 tax return. The years open to examination by state, local and foreign government authorities vary by jurisdiction, but the statute of limitation is generally three years from the date the tax return is filed. For jurisdictions that have generated net operating losses, carryovers may be subject to the statute of limitations applicable for the year those carryovers are utilized. In these cases, the period for which the losses may be adjusted will extend to conform with the statute of limitations for the year in which the losses are utilized. In most circumstances, this is expected to increase the length of time that the applicable taxing authority may examine the carryovers by one year or longer, in limited cases.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES Act did not have a material tax impact on our consolidated financial condition as of and for the three months ended March 31, 2020. We plan to defer the timing of federal tax estimates and payroll taxes as permitted by the CARES Act and will avail ourselves of net operating loss carryback provisions to the extent possible, which may include changes to the uncertain tax position reserves.

Net Income

Net income decreased $29.5 million, or 84.4%, to $5.5 million during the current quarter compared to $35.0 million during the prior year quarter. The decrease was due primarily to a reduction in fair value on our loan portfolio due to the impact of COVID-19, partially offset by increased operating leverage through expense management and lower loss on early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

Given the unprecedented economic circumstances resulting from the COVID-19 pandemic and high degree of uncertainty, we have taken several actions to create a stable and flexible balance sheet that ensures liquidity and funding available to meet our business obligations. We elected to access our committed funding lines prior to March 31, 2020, to preserve optionality in the face of uncertainty. As of March 31, 2020, we had cash, cash equivalents, and restricted cash of $203.8 million, of which $42.7 million was restricted, compared to $81.0 million, of which $45.1 million was restricted, as of December 31, 2019. As of March 31, 2020, we had committed and undrawn funding capacity of $156.8 million. Based on numerous stressed-case modeling scenarios, we believe we have sufficient liquidity to run our operations for the foreseeable future. Further, we have no recourse debt obligations due until 2024 and no non-recourse secured lending facilities with maturities before February 2022.

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

On June 30, 2017, we entered into a secured revolving credit agreement (as amended, the “Credit Agreement”). On April 13, 2018, October 5, 2018 and July 1, 2019, we and certain of our operating subsidiaries entered into amendments to our Credit Agreement, as further described below. As of April 30, 2020, our available borrowings under the Credit Agreement were $18.8 million. Since 2016, we have entered into several consumer loan securitization facilities and offered asset-backed notes to fund our growth, primarily in our near-prime consumer installment loan business, as further described below under “Consumer Loan Securitization.” As of April 30, 2020, the outstanding balance under our securitization facilities was $337.8 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer loan securitization facilities.

As of March 31, 2020, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending, which could be expected to generate additional liquidity.

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

The Credit Agreement is secured by domestic receivables. The borrowing limit in the Credit Agreement, as amended, is $125 million and its maturity date is June 30, 2022. We had outstanding $105.3 million of borrowings under the Credit Agreement as of March 31, 2020.

The Credit Agreement provides for a revolving credit line with interest on borrowings under the facility at prime rate plus 1.00%. In addition, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the line, and ranges from 0.30% to 0.50% per annum depending on usage. A portion of the revolving credit facility, up to a maximum of $20 million, is available for the issuance of letters of credit. We had outstanding letters of credit under the Credit Agreement of $1.0 million as of March 31, 2020.

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

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Cash flows provided by operating activities
Cash flows from operating activities - continuing operations	$252,802	$206,591
Cash flows from operating activities - discontinued operations	(288)	14,489
Total cash flows provided by operating activities	252,514	221,080
Cash flows used in investing activities
Loans and finance receivables	(178,185)	(94,901)
Acquisitions, net of cash acquired	(3,597)	—
Purchases of property and equipment	(5,156)	(4,425)
Other investing activities	57	—
Cash flows from investing activities - continuing operations	(186,881)	(99,326)
Cash flows from investing activities - discontinued operations	—	(4,829)
Total cash flows used in investing activities	(186,881)	(104,155)
Cash flows provided by financing activities	$57,335	$(77,913)

Cash Flows from Operating Activities

Net cash provided by operating activities from continuing operations increased $46.2 million, or 22.4%, to $252.8 million in the current quarter from $206.6 million for the prior year quarter. The increase was driven primarily by overall growth in the business with interest and fees paid by customers outpacing operating cash outflows.

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

Cash Flows from Investing Activities

Net cash used in investing activities from continuing operations increased $87.6 million, or 88.1%, for the current quarter compared to the prior year quarter. This increase was due primarily to higher originations or acquisitions of loans and finance receivables of $76.6 million from strong customer demand and effective marketing.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the current quarter were driven primarily by $66.0 million in net borrowings under our securitization facilities and $33.3 million in net borrowings under the Credit Agreement, partially offset by $41.7 million in treasury shares purchased. Cash flows used in financing activities for the prior year quarter were driven primarily by $46.3 million in net repayments under our securitization facilities, $22.0 million in net repayments under the Credit Agreement and $8.2 million in treasury shares purchased.

On September 15, 2017, we announced the Board of Directors had authorized a share repurchase program for the repurchase of up to $25.0 million of our common stock through December 31, 2019. The $25.0 million limit was reached in January 2019, with all share repurchases having been through open market transactions. On January 31, 2019, we announced the Board of Directors had authorized a share repurchase program for the repurchase of up to $50.0 million of our common stock through December 31, 2020. On October 24, 2019, we announced the Board of Directors had authorized a new share repurchase program totaling $75.0 million that expires December 31, 2020. The new program replaced the prior authorization of $50.0 million. During the current quarter, we paid $41.7 million to repurchase common stock under the share repurchase programs.

OFF-BALANCE SHEET ARRANGEMENTS

In certain markets, we arrange for consumers to obtain consumer loan products from independent third-party lenders through our CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loan. When a customer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan received by the customer from the third-party lender if the customer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default, which generally occurs after one payment is missed. As of March 31, 2020 the consumer loans guaranteed by the Company had an outstanding principal balance of

$10.3 million. As of March 31, 2019, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $22.3 million, which were guaranteed by us. These loans are not included in our consolidated balance sheets as we do not own the loans prior to default. Our CSO programs are further described under the caption “Products and Services” above.

CRITICAL ACCOUNTING ESTIMATES

With the exception of the following, there have been no material changes to the information on critical accounting estimates described in our Annual Report on Form 10‑K for the year ended December 31, 2019.

Beginning January 1, 2020, we have elected the fair value option for our loans and finance receivables. We estimate the fair value of our loans and finance receivables primarily using discounted cash flow analyses that utilize machine-learning technology at an individual loan level to more accurately predict future payments. We adjust contractual cash flows for estimated losses, prepayments and servicing costs over the estimated duration of the underlying assets and discount the future cash flows using a rate of return that we believe a market participant would require. Model results may be adjusted by management if we do not believe the output reflects the fair value of the instrument, as defined under U.S. GAAP. The models are re-trained and re-scored at each measurement date to capture any changes in internal factors such as nature, term, volume, payment trends, remaining time to maturity, and portfolio mix, as well as changes in underwriting or observed trends expected to impact future performance. We have validated model performance by comparing past valuations with actual performance noted after each valuation.

The following describes the primary inputs to the discounted cash flow analyses that require significant judgment:

•

Net losses – Net losses are estimates of the principal payments that will not be repaid over the life of our portfolio, net of the expected principal recoveries on charged-off receivables. We have developed proprietary underwriting systems based on data we have collected since the Company’s inception. These systems employ advanced risk analytics to decide whether to approve financing transactions, to structure the amount and terms of the financings we offer pursuant to jurisdiction-specific regulations, and to provide customers with funds quickly and efficiently. Our systems closely monitor collection and portfolio performance data that we use to continually refine the analytical models and statistical measures used in making our credit, purchase, marketing, and collection decisions. Leveraging the data at the core of our business, we utilize numerous machine-learning models to estimate lifetime credit losses for loans and finance receivables. Inputs to the models include contractual cash flows, customer application information, historical and current performance, and behavioral information. Management may also incorporate discretionary adjustments based on our expectations of future credit performance.

•

Prepayments – Prepayments are estimates of the amount of principal payments that will occur earlier than contractually required during the life of a loan and finance receivable. Prepayments accelerate the timing of principal repayment and reduce interest payments. Prepayment rates in our discounted cash flow models are developed using machine-learning analytics techniques. Model inputs are similar to those utilized to estimate net losses and may also incorporate discretionary adjustments based on our expectations of future performance.

•

Servicing costs – Servicing costs applied to the expected cash flows of our portfolio reflect our estimate of the amount investors would incur to service the underlying assets for the remainder of their lives. Servicing costs are derived from our internal analysis of our cost structure considering the characteristics of our receivables and have been benchmarked against observable information on comparable assets in the marketplace.

•

Discount rates – Determined at a product level, the discount rates utilized in our cash flow analyses reflect our estimates of the rates of return that investors would require when investing in financial instruments with similar risk and return characteristics.

Management continuously monitors factors that may impact the fair values of its products. Internal factors such as portfolio composition (for example, interest rate, loan term, geography information, customer mix, credit quality) and performance (e.g., delinquency, loss trends, prepayment rates) are reviewed on a regular basis at various levels, including product and vintage. The Company also weighs the impact of relevant, internal business decisions on estimated fair value. External factors such as macroeconomic trends, financial market liquidity expectations, competitive landscape and legal or regulatory requirements are also reviewed on a regular basis. Management also reviews the results of its fair value model output compared to prior periods for unusual trends, potential model over- or under-reaction, outlier results and other distorting factors. Based on these analyses, management may deem it appropriate to adjust model output to derive management’s best estimate of fair value.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1 in the Notes to Consolidated Financial Statements included in this report for a discussion of recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a broad term related to economic losses due to adverse changes in the fair value of a financial instrument. While market risk may embody several elements, including liquidity and basis risk, the SEC’s market risk rules focus on pricing risk, which relates to changes in the level of prices due to changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market risk-sensitive instruments.

Prior to January 1, 2020, market risks relating to our operations resulted primarily from changes in foreign currency exchange rates and interest rates related to our long-term debt. As disclosed in Note 1 to the Consolidated Financial Statements, we elected the fair value option as of January 1, 2020 and, as a result going forward, carry our loans and finance receivables at fair value with changes in fair value recognized directly in earnings. As of March 31, 2020, we were exposed to interest rate risk on our loans and finance receivables, which have fixed interest rates. The fair values of loans are estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The pricing on many fixed income securities is highly dependent upon interest rates and credit spreads that change on a daily basis. The discount rates utilized in the valuation of our products are not as reactive to minor shifts in underlying interest rates as i.) the interest component is relatively minor in size compared with the non-interest rate component of the discount rate and ii.) a market participant’s basis for adjusting the required rate of return is less likely to be impacted by minor shifts in the underlying interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2020 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See the “Litigation” section of Note 8 of the notes to our consolidated financial statements (unaudited) of Part I, “Item 1 Financial Statements.”

ITEM 1A.	RISK FACTORS

The following include material changes to the risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the Annual Report on Form 10 K for the year ended December 31, 2019.

Our business and future results may be affected by a number of risks and uncertainties that should be considered carefully in evaluating us. In addition, this report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including the risks faced by us described below and in our Annual Report on Form 10 K for the year ended December 31, 2019. The occurrence of one or more of the events listed below and in our Annual Report on Form 10 K for the year ended December 31, 2019 could also have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

The COVID-19 pandemic has begun to negatively impact our operations and financial results. The ultimate extent of the impact on our business, financial position, results of operations, liquidity, and prospects is uncertain.

The COVID-19 pandemic has, and will likely continue to, severely impact global economic conditions, resulting in substantial volatility in the global financial markets, increased unemployment, and operational challenges resulting from measures that governments and other authorities have imposed to control its spread, such as travel bans, business and school closures, quarantines, and shelter-in-place orders. As our customers are located in the United States and Brazil, we began to see the initial impacts of the pandemic and governmental response on our business toward the end of the first quarter of 2020.

Various governmental bodies have reacted to the economic crisis caused by the pandemic by implementing stimulus and liquidity programs, and the Federal Reserve of the United States has reduced interest rates. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted March 27, 2020 to provide $2.2 trillion of economy-wide financial stimulus in the form of financial aid to individuals, business, nonprofits, states, and municipalities. However, it is uncertain whether these actions or future actions will be successful in countering the economic disruptions and these actions could have a further negative impact on the economy in the long term. Many of our customers are experiencing layoffs, furloughs, and other changes in work and financial situations, which may negatively impact their ability to repay us. Higher delinquency or default rates would have an adverse impact on the fair value of our portfolio.

While we have seen the initial impact of the pandemic to our operations, the extent of its impact is highly dependent on variables that are difficult to predict, such as the scope and duration of the pandemic, and the success rate of measures taken by the governments to control its spread and stabilize the economy. If the pandemic is prolonged or the actions of government are unsuccessful, the adverse impact on the global economy will deepen. We could experience further reduced demand and availability of our products, higher credit losses in our portfolio, impairments of other financial assets, and other negative impacts to our financial position. We could have issues meeting our financial performance covenants, which would require waiver/amendment or could result in default on our financing agreements. We are highly reliant on our employees for our continued operations, and to the extent our employee population is impacted by the pandemic, or the actions by governmental bodies taken in reaction to the pandemic, this could adversely affect our ability to service our customers and to offer our products. Our access to capital markets could be hampered and could lead to a higher cost of capital.

The determination of the fair values of the Company’s loan and finance receivables portfolio involves unobservable inputs that can be highly subjective and may prove to be materially different than the actual economic outcome.

As disclosed in Note 1 to the Consolidated Financial Statements, we began utilizing the fair value option for our loan and finance receivables portfolio effective January 1, 2020. The fair values of our loans and finance receivables are determined using Level 3 inputs for which changes could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. A variety of factors including, but not limited to, estimated customer default rates, the timing of expected payments, estimated costs to service the portfolio, discount rates, and valuations of comparable portfolios may ultimately affect the fair values of our loans and finance receivables. Modifications to our assumptions due to the passage of time and more information becoming available could result in material changes to our fair value calculations. These changes to fair value could adversely affect our results of operations. Additionally, under the fair value option, these changes are generally recorded directly to the income statement, which may make our financial statements less comparable to others in the industry that do not record their loan balances under the fair value option.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b) (in thousands)
January 1 – January 31, 2020	388,545		$23.44	388,545	$46,825
February 1 – February 29, 2020	588,295	(a)	21.36	543,169	35,248
March 1 – March 31, 2020	1,337,300		14.98	1,337,300	15,209
Total	2,314,140		$18.02	2,269,014	$15,209

(a)	Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 45,126 for the month of February.
(b)

On October 22, 2019, the Board of Directors authorized a share repurchase program for the repurchase of up to $75.0 million of the Company’s common stock through December 31, 2020 (the “October 2019 Authorization”). All share repurchases made under the October 2019 Authorization have been through open market transactions.

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

Date: May 5, 2020	ENOVA INTERNATIONAL, INC.

	By:	/s/ Steven E. Cunningham
Steven E. Cunningham
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)