Form 10-Q
period 2020-06-30
Enova International, Inc.
filed 2020-07-29
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

30,109,569 of the Registrant’s common shares, $.00001 par value, were outstanding as of July 27, 2020.

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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	June 30,		December 31,
	2020	2019	2019
Assets
Cash and cash equivalents(1)	$321,472	$33,849	$35,895
Restricted cash(1)	43,547	20,796	45,069
Loans and finance receivables at fair value(1)	799,662	—	—
Loans and finance receivables at amortized cost, net(1)	—	829,458	1,062,650
Income taxes receivable	10,510	9,101	32,859
Other receivables and prepaid expenses(1)	28,541	33,355	31,643
Property and equipment, net	60,030	48,985	54,540
Operating lease right-of-use assets	20,302	20,490	19,586
Goodwill	267,868	267,013	267,013
Intangible assets, net	1,650	2,720	2,185
Other assets(1)	25,391	11,761	22,912
Assets from discontinued operations	—	112,771	—
Total assets	$1,578,973	$1,390,299	$1,574,352
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses(1)	$87,691	$107,765	$122,163
Operating lease liabilities	35,605	37,403	35,712
Deferred tax liabilities, net	72,869	42,451	48,683
Long-term debt(1)	906,588	785,504	991,181
Liabilities from discontinued operations	—	10,723	—
Total liabilities	1,102,753	983,846	1,197,739
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 36,179,966, 35,671,114 and 35,764,943 shares issued and 30,101,689, 33,989,158 and 32,974,714 outstanding as of June 30, 2020 and 2019 and December 31, 2019, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	71,100	56,910	63,791
Retained earnings	525,108	396,149	372,681
Accumulated other comprehensive loss	(8,599)	(14,774)	(3,066)
Treasury stock, at cost (6,078,277, 1,681,956 and 2,790,229 shares as of June 30, 2020 and 2019 and December 31, 2019, respectively)	(111,389)	(31,832)	(56,793)
Total stockholders' equity	476,220	406,453	376,613
Total liabilities and stockholders' equity	$1,578,973	$1,390,299	$1,574,352

(1)	Includes amounts in wholly owned, bankruptcy-remote special purpose subsidiaries (“VIEs”) presented separately in the table below.

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

	June 30,		December 31,
	2020	2019	2019
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$525	$420	$420
Restricted cash	41,235	20,796	42,354
Loans and finance receivables at fair value	404,734	—	—
Loans and finance receivables at amortized cost, net (includes allowance for losses of $31,522 and $38,540 as of June 30, 2019 and December 31, 2019, respectively)	—	306,322	420,690
Other receivables and prepaid expenses	4,893	6,671	9
Other assets	2,102	2,530	2,161
Total assets	$453,489	$336,739	$465,634
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$2,180	$2,410	$3,171
Long-term debt	290,993	171,931	304,598
Total liabilities	$293,173	$174,341	$307,769

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$253,061	$259,445	$615,313	$523,883
Change in Fair Value	(120,672)	—	(356,391)	—
Cost of Revenue	—	(123,433)	—	(242,291)
Net Revenue/Gross Profit	132,389	136,012	258,922	281,592
Expenses
Marketing	2,988	25,861	37,546	44,922
Operations and technology	16,504	20,057	47,770	40,636
General and administrative	22,336	28,244	50,287	57,295
Depreciation and amortization	4,004	3,681	7,674	7,615
Total Expenses	45,832	77,843	143,277	150,468
Income from Operations	86,557	58,169	115,645	131,124
Interest expense, net	(20,372)	(18,116)	(40,753)	(37,618)
Foreign currency transaction (loss) gain	(18)	(35)	23	(178)
Loss on early extinguishment of debt	—	—	—	(2,321)
Income before Income Taxes	66,167	40,018	74,915	91,007
Provision for income taxes	18,141	9,392	21,141	21,402
Net income from continuing operations	48,026	30,626	53,774	69,605
Net loss from discontinued operations	—	(5,563)	(288)	(9,525)
Net Income	$48,026	$25,063	$53,486	$60,080
Earnings Per Share:
Earnings per common share – basic:
Continuing operations	$1.59	$0.91	$1.72	$2.07
Discontinued operations	—	(0.17)	(0.01)	(0.29)
Earnings per common share – basic	$1.59	$0.74	$1.71	$1.78
Earnings per common share – diluted:
Continuing operations	$1.58	$0.89	$1.70	$2.02
Discontinued operations	—	(0.16)	(0.01)	(0.28)
Earnings per common share – diluted	$1.58	$0.73	$1.69	$1.74
Weighted average common shares outstanding:
Basic	30,203	33,826	31,270	33,660
Diluted	30,352	34,469	31,592	34,451

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Income	$48,026	$25,063	$53,486	$60,080
Other comprehensive loss, net of tax:
Foreign currency translation loss(1)	(792)	(2,523)	(5,533)	(969)
Total other comprehensive loss, net of tax	(792)	(2,523)	(5,533)	(969)
Comprehensive Income	$47,234	$22,540	$47,953	$59,111

(1)	Net of tax benefit (provision) of $244 and $467 for the three months ended June 30, 2020 and 2019, respectively, and $1,705 and $(33) for the six months ended June 30, 2020 and 2019, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at March 31, 2019	35,340	$—	$51,638	$371,086	$(12,251)	(1,656)	$(31,259)	$379,214
Stock-based compensation expense	—	—	3,323	—	—	—	—	3,323
Shares issued for vested RSUs	97	—	—	—	—	—	—	—
Shares issued for stock option exercises	234	—	1,949	—	—	—	—	1,949
Net income from continuing operations	—	—	—	30,626	—	—	—	30,626
Net loss from discontinued operations	—	—	—	(5,563)	—	—	—	(5,563)
Foreign currency translation loss, net of tax	—	—	—	—	(2,523)	—	—	(2,523)
Purchases of treasury shares, at cost	—	—	—	—	—	(26)	(573)	(573)
Balance at June 30, 2019	35,671	$—	$56,910	$396,149	$(14,774)	(1,682)	$(31,832)	$406,453

Balance at March 31, 2020	36,112	$—	$67,440	$477,082	$(7,807)	(5,104)	$(98,501)	$438,214
Stock-based compensation expense	—	—	3,660	—	—	—	—	3,660
Shares issued for vested RSUs	68	—	—	—	—	—	—	—
Net income from continuing operations	—	—	—	48,026	—	—	—	48,026
Foreign currency translation loss, net of tax	—	—	—	—	(792)	—	—	(792)
Purchases of treasury shares, at cost	—	—	—	—	—	(974)	(12,888)	(12,888)
Balance at June 30, 2020	36,180	$—	$71,100	$525,108	$(8,599)	(6,078)	$(111,389)	$476,220

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2018	34,857	$—	$48,175	$336,415	$(13,805)	(1,272)	$(23,017)	$347,768
Stock-based compensation expense	—	—	6,397	—	—	—	—	6,397
Shares issued for vested RSUs	524	—	—	—	—	—	—	—
Shares issued for stock option exercises	290	—	2,338	—	—	—	—	2,338
Net income from continuing operations	—	—	—	69,605	—	—	—	69,605
Net loss from discontinued operations	—	—	—	(9,525)	—	—	—	(9,525)
Foreign currency translation loss, net of tax	—	—	—	—	(969)	—	—	(969)
Purchases of treasury shares, at cost	—	—	—	—	—	(410)	(8,815)	(8,815)
Cumulative effect of accounting change	—	—	—	(346)	—	—	—	(346)
Balance at June 30, 2019	35,671	$—	$56,910	$396,149	$(14,774)	(1,682)	$(31,832)	$406,453

Balance at December 31, 2019	35,765	$—	$63,791	$372,681	$(3,066)	(2,790)	$(56,793)	$376,613
Stock-based compensation expense	—	—	7,120	—	—	—	—	7,120
Shares issued for vested RSUs	399	—	—	—	—	—	—	—
Shares issued for stock option exercises	16	—	189	—	—	—	—	189
Net income from continuing operations	—	—	—	53,774	—	—	—	53,774
Net loss from discontinued operations	—	—	—	(288)	—	—	—	(288)
Foreign currency translation loss, net of tax	—	—	—	—	(5,533)	—	—	(5,533)
Purchases of treasury shares, at cost	—	—	—	—	—	(3,288)	(54,596)	(54,596)
Cumulative effect of accounting change (Note 1)	—	—	—	98,941	—	—	—	98,941
Balance at June 30, 2020	36,180	$—	$71,100	$525,108	$(8,599)	(6,078)	$(111,389)	$476,220

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash Flows from Operating Activities
Net Income	$53,486	$60,080
Add: net loss from discontinued operations	288	9,525
Net income from continuing operations	53,774	69,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,674	7,615
Amortization of deferred loan costs and debt discount	3,173	3,135
Change in fair value	356,391	—
Cost of revenue	—	242,291
Stock-based compensation expense	7,120	6,397
Loss on early extinguishment of debt	—	2,321
Operating leases, net	(839)	(761)
Lease termination and cease-use costs	—	370
Deferred income taxes, net	(1,793)	2,204
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	65,826	(6,525)
Other receivables and prepaid expenses and other assets	(2,452)	(3,136)
Accounts payable and accrued expenses	(27,970)	(2,507)
Current income taxes	22,830	65,052
Cash flows from operating activities - continuing operations	483,734	386,061
Cash flows from operating activities - discontinued operations	(288)	28,698
Net cash provided by operating activities	483,446	414,759
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(467,468)	(741,590)
Loans and finance receivables repaid	426,376	454,675
Acquisitions, net of cash acquired	(3,597)	—
Purchases of property and equipment	(12,716)	(9,994)
Other investing activities	57	2
Cash flows from investing activities - continuing operations	(57,348)	(296,907)
Cash flows from investing activities - discontinued operations	—	(22,229)
Net cash used in investing activities	(57,348)	(319,136)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	100,250	150,049
Repayments under revolving line of credit	(172,250)	(172,049)
Borrowings under securitization facilities	119,200	47,800
Repayments under securitization facilities	(134,297)	(101,418)
Debt issuance costs paid	(388)	(339)
Debt prepayment penalty paid	—	(1,392)
Proceeds from exercise of stock options	189	2,338
Treasury shares purchased	(54,596)	(8,815)
Net cash used in financing activities	(141,892)	(83,826)
Effect of exchange rates on cash, cash equivalents and restricted cash	(151)	(591)
Net increase in cash, cash equivalents and restricted cash	284,055	11,206
Less: increase in cash, cash equivalents and restricted cash from discontinued operations	—	(6,844)
Change in cash, cash equivalents and restricted cash from continuing operations	284,055	4,362
Cash, cash equivalents and restricted cash at beginning of year	80,964	50,283
Cash, cash equivalents and restricted cash at end of period	$365,019	$54,645

Supplemental Disclosures
Loans and finance receivables renewed	$28,263	$68,692

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

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

The consolidated financial statements presented as of June 30, 2020 and 2019 and for the three and six-month periods ended June 30, 2020 and 2019 are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results for such interim periods. Operating results for the three and six-month periods are not necessarily indicative of the results that may be expected for the full fiscal year. Certain reclassifications have been made to prior periods to conform to the current presentation, including the incorporation of short-term loans into “Installment loans and RPAs” in disclosures that include product groupings.

These consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 and related notes, which are included on Form 10-K filed with the SEC on February 27, 2020.

Discontinued Operations

Beginning in 2007, the Company provided services in the United Kingdom under various brands, including QuickQuid, Pounds to Pocket and On Stride. Due in part to the level of claim and legal settlement costs incurred in conducting our U.K. business and unsuccessful discussions with U.K regulators, on October 24, 2019, the Company announced its intent to exit the U.K. market. On October 25, 2019, Grant Thornton LLP, a licensed U.K. insolvency practitioner, was appointed as administrators (“Administrators”) to take control of management of the U.K. businesses. The effect of the U.K. businesses’ entry into administration was to place their management, affairs, business and property under the direct control of the Administrators. Accordingly, the Company deconsolidated its U.K. businesses as of October 25, 2019 and is presenting them as discontinued operations for all periods presented in these consolidated financial statements. The Company recorded a one-time after-tax charge of $74.5 million, including one-time cash charges of $52.2 million, in the fourth quarter of 2019 as a result of placing the U.K. businesses into administration. During the six months ended June 30, 2020, the Company recorded an impairment charge of $0.4 million ($0.3 million net of taxes) to write down a receivable on certain expenses incurred by the Company prior to administration that were deemed non-reimbursable by the Administrators.

The Company entered into a service agreement with the Administrators under which the Company provides certain administrative, technical and other services in exchange for compensation by the Administrators. The initial term of the agreement is 12 months with options to extend the term for three-month periods. During the three and six months ended June 30, 2020, the Company recorded $1.2

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

million and $3.1 million, respectively, in revenue related to these services. As of June 30, 2020, the Administrators owed the Company $0.9 million related to services provided.

The following table provides the aggregate carrying amounts of the assets and liabilities of the U.K. businesses included in the Company’s consolidated balance sheets (in thousands):

June 30,
2019
Assets
Cash and cash equivalents	$31,654
Restricted cash	2,166
Loans and finance receivables at amortized cost, net	63,124
Income taxes receivable	3,592
Other receivables and prepaid expenses	1,104
Deferred tax assets, net	6,832
Property and equipment, net	3,893
Operating lease right-of-use assets	323
Other assets	83
Total assets	$112,771
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$10,430
Operating lease liabilities	293
Total liabilities	$10,723

The following table provides the financial results of the U.K. businesses, which meet the criteria of discontinued operations and, therefore, are excluded from the Company's results of continuing operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$—	$26,255	$—	$55,000
Cost of Revenue	—	(14,864)	—	(35,051)
Gross Profit	—	11,391	—	19,949
Expenses
Marketing	—	6,043	—	10,644
Operations and technology	—	12,354	—	21,375
General and administrative	—	632	—	1,154
Depreciation and amortization	—	261	—	511
Total Expenses	—	19,290	—	33,684
Loss from Operations	—	(7,899)	—	(13,735)
Interest income, net	—	1	—	3
Foreign currency transaction loss	—	(3)	—	(3)
Impairment charges upon placement into administration	—	—	(392)	—
Loss before Income Taxes	—	(7,901)	(392)	(13,735)
Benefit from income taxes	—	(2,338)	(104)	(4,210)
Net loss from discontinued operations	$—	$(5,563)	$(288)	$(9,525)

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	June 30,
	2020	2019
Cash and cash equivalents	$321,472	$33,849
Restricted cash	43,547	20,796
Total cash, cash equivalents and restricted cash	$365,019	$54,645

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

In response to the COVID-19 pandemic, the Company enhanced the forbearance options on its loan products, offering additional relief to impacted customers with features such as payment deferrals without the incurrence of additional finance charge or late fees. If a loan is deemed to be current and the customer makes a deferral or payment modification, the loan is still deemed to be current until the next scheduled payment is missed.

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

Revenue Recognition

The Company recognizes revenue based on the financing products and services it offers and on loans it acquires. “Revenue” in the consolidated statements of income includes: interest income, finance charges, fees for services provided through the Company’s CSO programs (“CSO fees”), revenue on RPAs, service charges, draw fees, minimum billing fees, purchase fees, origination fees, late fees and non-sufficient funds fees as permitted by applicable laws and pursuant to the agreement with the customer. Interest is generally recognized on an effective yield basis over the contractual term of the loan on installment loans, the estimated outstanding period of the draw on line of credit accounts, or the projected delivery term on RPAs. CSO fees are recognized over the term of the loan. Late and nonsufficient funds fees are recognized when assessed to the customer.

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

Adopted Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016‑13”). The amendments in ASU 2016‑13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In April 2019 and November 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, respectively, which provide subsequent amendments to the initial guidance in ASU 2016‑13. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, which provides entities that have certain instruments within the scope of ASC 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost, with an option to irrevocably elect the fair value option in ASC 825-10, Financial Instruments—Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which sets the mandatory

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

effective date of ASU 2016‑13 for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for annual periods beginning after December 15, 2019, and interim periods within those annual periods.

The Company adopted ASU 2016-13 and the related aforementioned ASUs under the modified-retrospective method effective January 1, 2020 and elected the fair value option to account for all loans and finance receivables. The Company believes that the fair value option better reflects the value of its portfolio and its future economic performance as well as more closely aligning with the Company’s marginal decision-making processes that rely on risk-based pricing and discounted cash flow methodologies. In accordance with the transition guidance, the Company (i) released the allowance for estimated losses on loans and finance receivables at that date; (ii) released the unamortized net deferred origination costs at that date; and (iii) measured the loans and finance receivables at fair value. As a result of the adoption of this ASU, the Company’s loans and finance receivables are carried at fair value with changes in fair value recognized directly in earnings and origination fees and costs are no longer eligible for deferral.

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

Revenue generated from the Company’s loans and finance receivables for the three and six months ended June 30, 2020 and 2019 was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Installment loans and RPAs	$126,224	$148,531	$300,258	$308,173
Line of credit accounts	125,478	110,670	311,250	215,153
Total loans and finance receivables revenue	251,702	259,201	611,508	523,326
Other	1,359	244	3,805	557
Total revenue	$253,061	$259,445	$615,313	$523,883

Loans and Finance Receivables at Fair Value

The components of Company-owned loans and finance receivables at June 30, 2020 were as follows (dollars in thousands):

	As of June 30, 2020
	Installment Loans and	Line of Credit
	RPAs	Accounts	Total
Principal balance - accrual	$536,245	$180,703	$716,948
Principal balance - non-accrual	34,245	16,411	50,656
Total principal balance	570,490	197,114	767,604

Loans and finance receivables at fair value - accrual	572,509	207,493	780,002
Loans and finance receivables at fair value - non-accrual	15,031	4,629	19,660
Loans and finance receivables at fair value	587,540	212,122	799,662
Difference between principal balance and fair value	$17,050	$15,008	$32,058

Changes in the fair value of Company-owned loans and finance receivables during the three and six months ended June 30, 2020 were as follows (dollars in thousands):

	Three Months Ended June 30, 2020
	Installment Loans and	Line of Credit
	RPAs	Accounts	Total
Balance at beginning of period	$772,469	$320,738	$1,093,207
Originations or acquisitions	35,696	40,294	75,990
Interest and fees(1)	126,224	125,478	251,702
Repayments	(276,245)	(223,886)	(500,131)
Charge-offs, net(2)	(71,362)	(84,613)	(155,975)
Net change in fair value(2)	1,192	34,111	35,303
Effect of foreign currency translation	(434)	—	(434)
Balance at end of period	$587,540	$212,122	$799,662

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2020
	Installment Loans and	Line of Credit
	RPAs	Accounts	Total
Balance at beginning of period	$848,818	$338,765	$1,187,583
Originations or acquisitions	284,567	211,164	495,731
Interest and fees(1)	300,258	311,250	611,508
Repayments	(640,760)	(494,353)	(1,135,113)
Charge-offs, net(2)	(167,634)	(191,565)	(359,199)
Net change in fair value(2)	(34,053)	36,861	2,808
Effect of foreign currency translation	(3,656)	—	(3,656)
Balance at end of period	$587,540	$212,122	$799,662

(1)	Included in “Revenue” in the consolidated statements of income.
(2)	Included in “Change in Fair Value” in the consolidated statements of income.

Loans and Finance Receivables at Amortized Cost, net

Prior to January 1, 2020, the Company carried its loans and finance receivables at amortized cost, including unamortized net deferred origination costs, less an allowance for estimated losses. The components of Company-owned loans and finance receivables at June 30, 2019 and December 31, 2019 were as follows (dollars in thousands):

	As of June 30, 2019
	Installment Loans and	Line of Credit
	RPAs	Accounts	Total
Current receivables	$641,984	$250,360	$892,344
Delinquent receivables:
Delinquent payment amounts(1)	2,098	11,160	13,258
Receivables on non-accrual status	58,816	2,305	61,121
Total delinquent receivables	60,914	13,465	74,379
Total loans and finance receivables, gross	702,898	263,825	966,723
Less: Allowance for losses	(85,846)	(51,419)	(137,265)
Loans and finance receivables, net	$617,052	$212,406	$829,458

	As of December 31, 2019
	Installment Loans and	Line of Credit
	RPAs	Accounts	Total
Current receivables	$775,390	$365,820	$1,141,210
Delinquent receivables:
Delinquent payment amounts(1)	1,924	22,441	24,365
Receivables on non-accrual status	69,438	4,576	74,014
Total delinquent receivables	71,362	27,017	98,379
Total loans and finance receivables, gross	846,752	392,837	1,239,589
Less: Allowance for losses	(85,937)	(91,002)	(176,939)
Loans and finance receivables, net	$760,815	$301,835	$1,062,650

(1)

Represents the delinquent portion of installment loans and line of credit account balances for customers that have only missed one payment and RPA customers who have not delivered agreed upon receivables. See “Current and Delinquent Loans and Finance Receivables” above for additional information.

Changes in the allowance for losses for the Company-owned loans and finance receivables and the liability for losses on the Company’s guarantees of third-party lender-owned loans during the three and six months ended June 30, 2019 were as follows (dollars in thousands):

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30, 2019
	Installment Loans and	Line of Credit
	RPAs	Accounts	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$81,126	$41,363	$122,489
Cost of revenue	74,422	48,549	122,971
Charge-offs	(88,871)	(42,089)	(130,960)
Recoveries	19,110	3,596	22,706
Effect of foreign currency translation	59	—	59
Balance at end of period	$85,846	$51,419	$137,265
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,264	$—	$1,264
Decrease in liability	462	—	462
Balance at end of period	$1,726	$—	$1,726

	Six Months Ended June 30, 2019
	Installment Loans and	Line of Credit
	RPAs	Accounts	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$93,205	$51,009	$144,214
Cost of revenue	156,282	86,449	242,731
Charge-offs	(202,863)	(93,295)	(296,158)
Recoveries	39,189	7,256	46,445
Effect of foreign currency translation	33	—	33
Balance at end of period	$85,846	$51,419	$137,265
Liability for third-party lender-owned loans:
Balance at beginning of period	$2,166	$—	$2,166
Decrease in liability	(440)	—	(440)
Balance at end of period	$1,726	$—	$1,726

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for installment loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of June 30, 2020 the consumer loans guaranteed by the Company had an estimated fair value of $6.6 million and an outstanding principal balance of $5.2 million. As of June 30, 2020, June 30, 2019 and December 31, 2019, the amount of consumer loans, including principal, fees and interest, guaranteed by the Company were $6.1  million, $21.5 million and $27.6 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	Long-term debt

The Company’s long-term debt instruments and balances outstanding as of June 30, 2020 and 2019 and December 31, 2019 were as follows (dollars in thousands):

	June 30,		December 31,
	2020	2019	2019

Securitization notes	$292,794	$173,675	$307,885
Revolving line of credit	—	—	72,000
8.50% senior notes due 2024	250,000	250,000	250,000
8.50% senior notes due 2025	375,000	375,000	375,000
Subtotal	917,794	798,675	1,004,885
Less: Long-term debt issuance costs	(11,206)	(13,171)	(13,704)
Total long-term debt	$906,588	$785,504	$991,181

Weighted average interest rates on long-term debt were 8.06% and 8.85% during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and 2019 and December 31, 2019, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreements.

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

Consumer Loan Securitizations

2019-A Notes

On October 17, 2019 (the “2019-A Closing Date”), the Company issued $138,888,000 Class A Asset Backed Notes (the “2019-A Class A Notes”), $44,445,000 Class B Asset Backed Notes (the “2019-A Class B Notes”), and $16,667,000 Class C Asset Backed Notes (the “2019-A Class C Notes” and, collectively with the 2019-A Class A Notes and the 2019-A Class B Notes, the “2019-A Notes”), through an indirect subsidiary. The 2019-A Class A Notes bear interest at 3.96%, the 2019-A Class B Notes bear interest at 6.17%, and the 2019-A Class C Notes bear interest at 7.62%. The 2019-A Notes are backed by a pool of unsecured consumer installment loans (“Securitization Receivables”) and represent obligations of the issuer only. The 2019-A Notes are not guaranteed by the Company. Under the 2019‑A Notes, Securitization Receivables are sold to a wholly-owned subsidiary of the Company and serviced by another subsidiary of the Company. As of June 30, 2020, and December 31, 2019 the total outstanding amount of the 2019-A Notes was $101.4 million and $173.3 million, respectively.

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

The 2019‑1 Debtor has issued a delayed draw term note with an initial maximum principal balance of $30.0 million and a revolving note with an initial maximum principal balance of $20.0 million for an aggregate initial maximum principal balance of $50.0 million, which is required to be secured by eligible Securitization Receivables. The 2019‑1 Facility has an accordion feature that, with the consent of the 2019‑1 Lender, allows for the maximum principal balance of the delayed draw term note to increase to $50.0 million and the maximum principal balance of the revolving note to increase to $25.0 million, for an aggregate maximum principal balance of $75.0 million. The 2019‑1 Facility is non-recourse to the Company and matures three years after the 2019‑1 Closing Date. As of June 30, 2020 and 2019 and December 31, 2019, the total outstanding amount of the 2019‑1 Facility was $30.0 million, $12.8 million and $12.8 million, respectively.

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

2018‑A Notes

On October 31, 2018 (the “2018‑A Closing Date”), the Company issued $95,000,000 Class A Asset Backed Notes (the “2018-A Class A Notes”) and $30,400,000 Class B Asset Backed Notes (the “2018-A Class B Notes” and, collectively with the 2018-A Class A Notes, the “2018‑A Notes”), through an indirect subsidiary. The 2018-A Class A Notes bear interest at 4.20% and the 2018-A Class B Notes bear interest at 7.37%. The 2018‑A Notes are backed by a pool of unsecured consumer installment loans (“Securitization Receivables”) and represent obligations of the issuer only. The 2018‑A Notes are not guaranteed by the Company. Under the 2018‑A Notes, Securitization Receivables are sold to a wholly-owned subsidiary of the Company and serviced by another subsidiary of the Company. As of June 30, 2020 and 2019 and December 31, 2019, the total outstanding amount of the 2018‑A Notes was $28.1 million, $63.1 million and $41.8 million, respectively.

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

The 2018‑2 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which is required to be secured by 1.25 times the drawn amount in eligible Securitization Receivables. The 2018‑2 Facility is non-recourse to the Company and matures on October 23, 2022. As of June 30, 2020 and 2019 and December 31, 2019, the total outstanding amount of the 2018‑2 Facility was $86.1 million, $50.0 million and $80.0 million, respectively.

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

The 2018‑1 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which is required to be secured by 1.25 times the drawn amount in eligible Securitization Receivables. The 2018‑1 Facility is non-recourse to the Company and matures on July 22, 2023. As of June 30, 2020 and 2019, the total outstanding amount of the 2018‑1 Facility was $47.2 million, $46.0 million, respectively. There was no balance outstanding on the 2018-1 Facility as of December 31, 2019.

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

The Credit Agreement is secured by domestic receivables. The borrowing limit in the Credit Agreement, as amended, is $125 million and its maturity date is June 30, 2022. The Company had no outstanding borrowings under the Credit Agreement as of June 30, 2020 and 2019. As of December 31, 2019 the Company had outstanding borrowings under the Credit Agreement of $72.0 million.

The Credit Agreement provides for a revolving credit line with interest on borrowings under the facility at prime rate plus 1.00%. In addition, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the line, and ranges from 0.30% per annum to 0.50% per annum depending on usage. A portion of the revolving credit facility, up to a maximum of $20 million, is available for the issuance of letters of credit. The Company had outstanding letters of credit under the Credit Agreement of $1.0 million, $1.2 million and $1.2 million as of June 30, 2020 and 2019 and December 31, 2019, respectively. The Credit Agreement provides for certain prepayment penalties if it is terminated on or before its first and second anniversary date, subject to certain exceptions.

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

The Company’s effective tax rate for the six months ended June 30, 2020 was 28.2%, compared to 23.5% for the six months ended June 30, 2019. The increase is primarily attributable to the loss of excess tax benefits on stock compensation.

As of June 30, 2020, the balance of unrecognized tax benefits was $45.3 million, which is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, $16.7 million of which, if recognized, would favorably affect the effective tax rate in the period of recognition. The Company had $45.2 million and $53.6 million of unrecognized tax benefits as of June 30, 2019 and December 31, 2019, respectively. The Company believes it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits could change by a significant amount. The principal uncertainties are related to the timing of recognition of income and losses related to the Company’s loan portfolio. The Company is currently under a Joint Committee on Taxation review of certain tax returns that were filed during 2018 in conjunction with the refunds claimed on those returns. Depending upon the outcome of the review and any related agreements or settlements with the relevant taxing authorities, the amount of the uncertainty, including amounts that would be recognized as a component of the effective tax rate, could change significantly. While the total amount of uncertainty to be resolved is not clear, it is reasonably possible that the uncertainties pertaining to this matter will be resolved in the next twelve months. The Company believes that it has adequately accounted for any material tax uncertainties in its existing reserves for all open tax years.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Act did not have a material tax impact on the Company's consolidated financial condition as of and for the six months ended June 30, 2020. The Company plans to defer the timing of federal tax estimates and payroll taxes as permitted by the CARES Act and will avail itself of net operating loss carryback provisions to the extent possible, which may include changes to the uncertain tax position reserves.

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

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net income from continuing operations	$48,026	$30,626	$53,774	$69,605
Net loss from discontinued operations	—	(5,563)	(288)	(9,525)
Net income	$48,026	$25,063	$53,486	$60,080
Denominator:
Total weighted average basic shares	30,203	33,826	31,270	33,660
Shares applicable to stock-based compensation	149	643	322	791
Total weighted average diluted shares	30,352	34,469	31,592	34,451
Earnings per common share – basic:
Continuing operations	$1.59	$0.91	$1.72	$2.07
Discontinued operations	—	(0.17)	(0.01)	(0.29)
Earnings per common share – basic	$1.59	$0.74	$1.71	$1.78
Earnings per common share – diluted:
Continuing operations	$1.58	$0.89	$1.70	$2.02
Discontinued operations	—	(0.16)	(0.01)	(0.28)
Earnings per common share – diluted	$1.58	$0.73	$1.69	$1.74

For the three months ended June 30, 2020 and 2019, 2,422,512 and 884,640 shares of common stock underlying stock options, respectively, and 1,183,934 and 28,072 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. For the six months ended June 30, 2020 and 2019, 2,090,225 and 802,535 shares of common stock underlying stock options, respectively, and 767,651 and 17,130 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Geographic Information

The following table presents the Company’s revenue by geographic region for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue
United States	$250,483	$254,205	$608,199	$512,193
Other international countries	2,578	5,240	7,114	11,690
Total revenue	$253,061	$259,445	$615,313	$523,883

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $60.0 million, $49.0 million and $54.5 million at June 30, 2020 and 2019 and December 31, 2019, respectively. The operations for the Company’s businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

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

The Company has an agreement for direct mail production and fulfillment services with a marketing services company where David Fisher, the Company’s Chief Executive Officer and Chairman of the Board, also serves as a member of the marketing services company’s board of directors. The Company incurred $0.8 million and $3.3 during the three months ended June 30, 2020 and 2019, respectively, and $4.8 million and $5.9 during the six months ended June 30, 2020 and 2019, respectively, in expenses related to these services. As of June 30, 2020 and 2019 and December 31, 2019, the Company owed the agency $40 thousand, $2.8 million and $4.6 million, respectively, related to services provided, which was included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

During the three and six months ended June 30, 2020 and 2019, there were no transfers of assets or liabilities in or out of Level 1, Level 2 or Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

Effective January 1, 2020, the Company elected the fair value option to account for all loans and finance receivables.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2020 and 2019 and December 31, 2019 are as follows (dollars in thousands):

	June 30,	Fair Value Measurements Using
	2020	Level 1	Level 2	Level 3
Financial assets:
Installment loans and RPAs(1)(2)	$587,540	$—	$—	$587,540
Line of credit accounts(1)	212,122	—	—	212,122
Non-qualified savings plan assets(3)	3,440	3,440	—	—
Investment in trading security(4)	14,171	14,171	—	—
Total	$817,273	$17,611	$—	$799,662

	June 30,	Fair Value Measurements Using
	2019	Level 1	Level 2	Level 3
Financial assets:
Non-qualified savings plan assets(3)	$2,804	$2,804	$—	$—
Total	$2,804	$2,804	$—	$—

	December 31,	Fair Value Measurements Using
	2019	Level 1	Level 2	Level 3
Financial assets:
Non-qualified savings plan assets(3)	$2,867	$2,867	$—	$—
Investment in trading security(4)	11,449	11,449	—	—
Total	$14,316	$14,316	$—	$—

(1)	Installment loans and RPAs and line of credit accounts are included in “Loans and finance receivables at fair value” in the consolidated balance sheets subsequent to December 31, 2019.
(2)	Installment loans and RPAs include $404.7 million in assets of consolidated VIEs as of June 30, 2020.
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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company primarily estimates the fair value of its loan and finance receivables portfolio using discounted cash flow models that have been internally developed. The models use inputs that are unobservable but reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value. The following table presents quantitative information about the significant unobservable inputs used for the Company’s loan and finance receivables fair value measurements as of June 30, 2020:

	June 30, 2020
			Weighted
	Minimum	Maximum	Average(1)
Consumer near-prime(2)
Net loss rates(4)	31.6%	32.7%	32.7%
Prepayment rates(4)	7.2%	27.6%	27.1%
Servicing costs(4)	3.0%	3.0%	3.0%
Discount rates	18.5%	18.5%	18.5%

Consumer sub-prime(2)
Net loss rates(4)	15.3%	31.6%	28.1%
Prepayment rates(4)(5)	7.2%	24.6%	11.2%
Servicing costs(4)	6.5%	28.0%	7.0%
Discount rates	23.5%	23.5%	23.5%

Small business(3)
Net loss rates(4)	5.4%	32.1%	27.0%
Prepayment rates(4)	16.5%	22.8%	21.4%
Servicing costs(4)	1.7%	1.7%	1.7%
Discount rates	13.5%	13.5%	13.5%

(1)	Weighted by relative principal balance.
(2)	Includes installment loans and line of credit accounts.
(3)	Includes installment loans, RPAs and line of credit accounts.
(4)	Figure disclosed as a percentage of outstanding principal balance.
(5)	Not relevant for single-pay loans.

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

The Company had no liabilities measured at fair value on a recurring basis as of June 30, 2020 and 2019 and December 31, 2019.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At June 30, 2020 and 2019 and December 31, 2019, there were no assets or liabilities recorded at fair value on a non-recurring basis.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of June 30, 2020 and 2019 and December 31, 2019 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	June 30,	Fair Value Measurements Using
	2020	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$321,472	$321,472	$—	$—
Restricted cash (1)	43,547	43,547	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$371,937	$365,019	$—	$6,918
Financial liabilities:
Securitization notes	292,794	—	293,098	—
8.50% senior notes due 2024	250,000	—	223,475	—
8.50% senior notes due 2025	375,000	—	339,124	—
Total	$917,794	$—	$855,697	$—

	Balance at
	June 30,	Fair Value Measurements Using
	2019	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$33,849	$33,849	$—	$—
Restricted cash (1)	20,796	20,796	—	—
Installment loans and RPAs, net (3)(4)	617,052	—	—	653,078
Line of credit accounts, net (3)	212,406	—	—	212,406
Investment in unconsolidated investee (2)	6,703	—	—	6,703
Total	$890,806	$54,645	$—	$872,187
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,726	$—	$—	$1,726
Securitization notes	173,675	—	174,293	—
8.50% senior notes due 2024	250,000	—	239,308	—
8.50% senior notes due 2025	375,000	—	354,814	—
Total	$800,401	$—	$768,415	$1,726

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Balance at
	December 31,	Fair Value Measurements Using
	2019	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$35,895	$35,895	$—	$—
Restricted cash (1)	45,069	45,069	—	—
Installment loans and RPAs, net (3)(4)	760,815	—	—	848,818
Line of credit accounts, net (3)	301,835	—	—	338,765
Investment in unconsolidated investee (2)	6,703	—	—	6,703
Total	$1,150,317	$80,964	$—	$1,194,286
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,511	$—	$—	$1,511
Revolving line of credit	72,000	—	—	72,000
Securitization notes	307,885	—	308,513	—
8.50% senior notes due 2024	250,000	—	238,750	—
8.50% senior notes due 2025	375,000	—	355,691	—
Total	$1,006,396	$—	$902,954	$73,511

(1)	Restricted cash includes $41.2 million, $20.8 million and $42.4 million in assets of consolidated VIEs as of June 30, 2020 and 2019 and December 31, 2019, respectively.
(2)	Investment in unconsolidated investee is included in “Other assets” in the consolidated balance sheets.
(3)	Installment loans and RPAs and line of credit accounts are included in “Loans and finance receivables, net” in the consolidated balance sheets prior to January 1, 2020.
(4)	Installment loan and RPAs, net include $306.3 million and $420.7 million in net assets of consolidated VIEs as of June 30, 2019 and December 31, 2019, respectively.

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

On July 28, 2020, the Company entered into a definitive agreement with On Deck Capital, Inc. (“OnDeck”) under which it will acquire all outstanding shares of OnDeck in a cash and stock transaction. Under the terms of the agreement, OnDeck shareholders will receive $0.12 cents per share in cash and 0.092 shares of Company common stock for each share of OnDeck common stock held. The transaction has been unanimously approved by the boards of directors of both companies and is subject to OnDeck shareholder approval and Hart-Scott-Rodino Act approval, along with customary closing conditions. The transaction is expected to close this year.

OnDeck offers a wide range of term loans and lines of credit customized for the needs of small business owners. The company also offers bank clients a comprehensive technology and services platform that facilitates online lending to small business customers through ODX, a wholly owned subsidiary. OnDeck has provided over $13 billion in loans to customers in 700 different industries across the United States, Canada and Australia.

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

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services. In 2019, we extended approximately $2.2 billion in credit or financing to borrowers and for the six months ended June 30, 2020, we extended approximately $0.6 billion in credit or financing to borrowers. As of June 30, 2020, we offered or arranged loans or draws on lines of credit to consumers in 40 states in the United States and Brazil. We also offered financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through June 30, 2020, we have completed over 52.2 million customer transactions and collected more than 37 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include installment loans and receivables purchase agreements (“RPAs”) and line of credit accounts.

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

Our flexible and scalable technology platform allows us to process and complete customers’ transactions quickly and efficiently. In 2019, we processed approximately 3.8 million transactions, and we continue to grow our loans and finance receivable portfolios and increase the number of customers we serve through desktop, tablet and mobile platforms. Our highly customizable technology platform allows us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In 2012, we launched a product in the United States designed to serve near-prime customers. In June 2014, we launched our business in Brazil, where we arrange financing for borrowers through a third-party lender. In addition, in July 2014, we introduced a line of credit product in the United States to serve the needs of small businesses. In June 2015, we further expanded our product offering by acquiring certain assets of a company that provides financing to small businesses by offering RPAs. In May 2017, we expanded products available to small businesses by offering installment loans. These new products have allowed us to further diversify our product offerings and customer base.

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

•

Installment loans. Installment loans are unsecured loans written by us or by a third-party lender through our credit services organization and credit access business programs, which we refer to as our CSO programs, that we arrange and guarantee. Installment loans includes longer-term loans that require the outstanding principal balance to be paid down in multiple installments and shorter-term single payment loans. We offer, or arrange through our CSO programs, multi- or single-payment unsecured consumer loan products in 39 states in the United States and small business installment loans in 18 states. We also offer multi-payment unsecured consumer installment loan products in Brazil. Terms for our multi-payment installment loan products range between two and 60 months and single-pay consumer loans generally have terms of seven to 90 days. Loans may be repaid early at any time with no additional prepayment charges. Installment loans that we originated and purchased contributed approximately 46.2% of our total revenue for the six months ended June 30, 2020 and 57.2% for the six months ended June 30, 2019.

We have been investing and will continue to invest in the growth of our near-prime installment lending portfolio.

•

Line of credit accounts. As of June 30, 2020, we offered new consumer line of credit accounts in 12 states (and continue to service existing line of credit accounts in one additional state) in the United States and business line of credit accounts in 36 states in the United States, which allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with the terms of their line of credit account. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit. Our line of credit accounts contributed approximately 50.6% of our total revenue for the six months ended June 30, 2020 and 41.1% for the six months ended June 30, 2019.

•

Receivables purchase agreements. Under RPAs, small businesses receive funds in exchange for a portion of the business’s future receivables at an agreed upon discount. In contrast, lending is a commitment to repay principal and interest. A small business customer who enters into a RPA commits to delivering a percentage of its receivables through ACH or wire debits or by splitting credit card receipts until all purchased receivables are delivered. We offer RPAs in all 50 states and in Washington D.C. in the United States. Revenue earned from RPAs contributed 2.6% of our total revenue for the six months ended June 30, 2020 and 1.6% for the six months ended June 30, 2019.

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

As of June 30, 2020 and 2019, the outstanding amount of active and current consumer loans originated by third-party lenders under the CSO programs was $6.1 million and $21.5 million, respectively, which were guaranteed by us.

•

Bank program. In March 2016, we launched a program with a state-chartered bank where we provided technology, loan servicing and marketing services to the bank. Our bank partner offered unsecured consumer installment loans. We also had the ability to purchase loans originated through this program. In May 2018, as a result of a change in the law in Ohio, our bank partner suspended lending and we suspended purchasing loans through this program. In December 2019, we launched a similar Bank Program, whereby our bank partner offers unsecured consumer installment loans in multiple states in the United States. Revenue generated from this program for the six months ended June 30, 2020 and 2019 was 2.3% and 1.1% of our total revenue, respectively.

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

OUR MARKETS

We currently provide our services in the following countries:

•

United States. We began our online business in the United States in May 2004. As of June 30, 2020, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, Headway Capital at www.headwaycapital.com and The Business Backer at www.businessbacker.com.

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

RECENT REGULATORY DEVELOPMENTS

Consumer Financial Protection Bureau (“CFPB”)

On October 6, 2017, the CFPB issued its final rule entitled “Payday, Vehicle Title, and Certain High-Cost Installment Loans” (the “Small Dollar Rule”), which covers certain loans that we offer. The Small Dollar Rule requires that lenders who make short-term loans and longer-term loans with balloon payments reasonably determine consumers’ ability to repay the loans according to their terms before issuing the loans. The Small Dollar Rule also introduces new limitations on repayment processes for those lenders as well as lenders of other longer-term loans with an annual percentage rate greater than 36 percent that include an ACH authorization or similar payment provision. If a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. For loans covered by the Small Dollar Rule, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed withdrawal attempts. On June 7, 2019, the CFPB issued a final rule to set the compliance date for the mandatory underwriting provisions of the Small Dollar Rule to November 19, 2020.  On July 7, 2020, the CFPB issued a final rule rescinding the ability to repay (“ATR”) provisions of the Small Dollar Rule along with related provisions, such as the establishment of registered information systems for checking ATR and reporting loan activity.

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

COVID-19

The COVID-19 pandemic has, and will likely continue to, severely impact global economic conditions, resulting in substantial volatility in the financial markets, increased unemployment, and operational challenges resulting from measures that governments have imposed to control its spread. We have implemented a number of procedures in response to the pandemic to support the safety and well-being of our employees, customers and shareholders that continue through the date of this report:

•	As shelter-in-place orders and general distancing guidelines were released, we moved quickly to transition virtually all of our employees to a remote work environment, in which we continue to operate.
•

We are actively working with our customers to understand their financial situations, waive late fees, offer a variety of repayment options to increase flexibility and reduce or defer payments for impacted customers.

•	We took measures to adjust our underwriting procedures, which reduced exposure to more heavily impacted consumers and businesses.
•	We adjusted loan and draw sizes as well as shortened duration in an effort to reduce risk in this volatile environment.

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

Early in the second quarter of 2020, the trend from the first quarter of increasing requests for deferrals and other modifications continued. This trend reversed mid-quarter as requests for deferrals and modifications decreased meaningfully. Charge-offs in the quarter trended closer to pre-COVID-19 rates. Further, delinquency levels were also in line with pre-COVID historical averages. However, we continue to believe that customers with deferrals and modifications present a higher default risk than typical non-delinquent customers that continue to pay on a timely basis. As such, consistent with the valuation as of March 31, 2020, we have adjusted the fair value of these loans lower as of June 30, 2020 to reflect the increased risk. In addition, as of June 30, 2020, we noted that certain governmental stimulus funds were nearing depletion and that the extension of enhanced unemployment benefits was uncertain. Moreover, COVID-positive test results were increasing in a majority of US states, with some governments reversing portions of their reopening plans. Management concluded that the probability of future charge-offs was higher than what we have experienced in the past and, therefore, increased anticipated charge-offs in our fair value models, which reduced the fair value of our portfolio at June 30, 2020. As the potential variability in expected cash flows is still high, we maintained the elevated discount rates utilized at March 31, 2020 in our valuation as of June 30, 2020.

We continue to closely monitor this pandemic and expect to make future changes to respond to the situation as it continues to evolve.

HIGHLIGHTS

Our financial results for the three-month period ended June 30, 2020, or the current quarter, are summarized below.

•	Consolidated total revenue decreased $6.3 million, or 2.5%, to $253.1 million in the current quarter compared to $259.4 million for the three months ended June 30, 2019, or the prior year quarter.
•	Consolidated net revenue was $132.4 million in the current quarter. Consolidated gross profit was $136.0 million in the prior year quarter.
•	Consolidated income from operations increased $28.5 million, or 48.8%, to $86.6 million in the current quarter, compared to $58.1 million in the prior year quarter.
•

Consolidated net income was $48.0 million in the current quarter compared to $25.1 million in the prior year quarter. Consolidated diluted income per share was $1.58 in the current quarter compared to $0.73 in the prior year quarter.

OVERVIEW

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Loans and finance receivables revenue	$251,702	$259,201	$611,508	$523,326
Other	1,359	244	3,805	557
Total Revenue	253,061	259,445	615,313	523,883
Change in Fair Value	(120,672)	—	(356,391)	—
Cost of Revenue	—	(123,433)	—	(242,291)
Net Revenue/Gross Profit	132,389	136,012	258,922	281,592
Expenses
Marketing	2,988	25,861	37,546	44,922
Operations and technology	16,504	20,057	47,770	40,636
General and administrative	22,336	28,244	50,287	57,295
Depreciation and amortization	4,004	3,681	7,674	7,615
Total Expenses	45,832	77,843	143,277	150,468
Income from Operations	86,557	58,169	115,645	131,124
Interest expense, net	(20,372)	(18,116)	(40,753)	(37,618)
Foreign currency transaction (loss) gain	(18)	(35)	23	(178)
Loss on early extinguishment of debt	—	—	—	(2,321)
Income before Income Taxes	66,167	40,018	74,915	91,007
Provision for income taxes	18,141	9,392	21,141	21,402
Net income from continuing operations	48,026	30,626	53,774	69,605
Net loss from discontinued operations	—	(5,563)	(288)	(9,525)
Net Income	$48,026	$25,063	$53,486	$60,080
Earnings Per Share:
Earnings per common share - diluted:
Continuing operations	$1.58	$0.89	$1.70	$2.02
Discontinued operations	—	(0.16)	(0.01)	(0.28)
Total earnings common share - diluted	$1.58	$0.73	$1.69	$1.74

Revenue
Loans and finance receivables revenue	99.5%	99.9%	99.4%	99.9%
Other	0.5	0.1	0.6	0.1
Total Revenue	100.0	100.0	100.0	100.0
Change in Fair Value	(47.7)	—	(57.9)	—
Cost of Revenue	—	(47.6)	—	(46.2)
Net Revenue/Gross Profit	52.3	52.4	42.1	53.8
Expenses
Marketing	1.2	10.0	6.1	8.6
Operations and technology	6.5	7.7	7.8	7.8
General and administrative	8.8	10.9	8.2	10.9
Depreciation and amortization	1.6	1.4	1.2	1.5
Total Expenses	18.1	30.0	23.3	28.8
Income from Operations	34.2	22.4	18.8	25.0
Interest expense, net	(8.1)	(7.0)	(6.6)	(7.2)
Foreign currency transaction (loss) gain	—	—	—	—
Loss on early extinguishment of debt	—	—	—	(0.4)
Income before Income Taxes	26.1	15.4	12.2	17.4
Provision for income taxes	7.1	3.6	3.5	4.1
Net income from continuing operations	19.0	11.8	8.7	13.3
Net loss from discontinued operations	—	(2.1)	—	(1.8)
Net Income	19.0%	9.7%	8.7%	11.5%

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income from continuing operations	$48,026	$30,626	$53,774	$69,605
Adjustments:
Lease termination and cease-use costs	—	—	—	726
Loss on early extinguishment of debt	—	—	—	2,321
Intangible asset amortization	268	267	535	535
Stock-based compensation expense	3,660	3,323	7,120	6,397
Foreign currency transaction loss (gain)	18	35	(23)	178
Cumulative tax effect of adjustments	(929)	(843)	(1,797)	(2,362)
Discrete tax adjustments	—	—	—	(141)
Adjusted earnings	$51,043	$33,408	$59,609	$77,259

Diluted earnings per share from continuing operations	$1.58	$0.89	$1.70	$2.02
Adjustments:
Lease termination and cease-use costs	—	—	—	0.02
Loss on early extinguishment of debt	—	—	—	0.07
Intangible asset amortization	0.01	0.01	0.02	0.02
Stock-based compensation expense	0.12	0.10	0.23	0.19
Foreign currency transaction loss (gain)	—	—	—	—
Cumulative tax effect of adjustments	(0.03)	(0.03)	(0.06)	(0.08)
Discrete tax adjustments	—	—	—	—
Adjusted earnings per share	$1.68	$0.97	$1.89	$2.24
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income from continuing operations	$48,026	$30,626	$53,774	$69,605
Depreciation and amortization expenses	4,004	3,681	7,674	7,615
Interest expense, net	20,372	18,116	40,753	37,618
Foreign currency transaction loss (gain)	18	35	(23)	178
Provision for income taxes	18,141	9,392	21,141	21,402
Stock-based compensation expense	3,660	3,323	7,120	6,397
Adjustment:
Lease termination and cease-use costs	—	—	—	370
Loss on early extinguishment of debt	—	—	—	2,321
Adjusted EBITDA	$94,221	$65,173	$130,439	$145,506

Adjusted EBITDA margin calculated as follows:
Total Revenue	$253,061	$259,445	$615,313	$523,883
Adjusted EBITDA	94,221	65,173	130,439	145,506
Adjusted EBITDA as a percentage of total revenue	37.2%	25.1%	21.2%	27.8%

Constant Currency Basis

In addition to reporting financial results in accordance with GAAP, we have provided certain other non-GAAP financial information on a constant currency basis. Outside the United States, we currently operate in Brazil. During the current quarter, 1.0% of our revenue originated in currencies other than the U.S. Dollar, principally the Brazilian Real. As a result, changes in our reported revenue and profits include the impacts of changes in foreign currency exchange rates. We provide constant currency assessments in the following discussion and analysis to isolate the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. All conversion rates below are based on the U.S. Dollar equivalent to the applicable foreign currency:

	Three Months Ended
	June 30,
	2020	2019	% Change
Brazilian Real	0.1858	0.2553	(27.2)%

	Six Months Ended
	June 30,
	2020	2019	% Change
Brazilian real	0.2054	0.2603	(21.1)%

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

THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THREE MONTHS ENDED JUNE 30, 2019

Revenue, Net Revenue and Gross Profit

Revenue decreased $6.3 million, or 2.5%, to $253.1 million for the current quarter as compared to $259.4 million for the prior year quarter. On a constant currency basis, revenue decreased by $5.4 million, or 2.1%, for the current quarter compared to the prior year quarter. The decrease was driven by a 14.5% decrease in revenue from our sub-prime portfolio due to lower loan originations in the current quarter. The decrease was partially offset by a 23.8% increase in revenue from our near-prime and a 28.6% increase in revenue from our small business portfolio driven by higher average loan balances in the current quarter compared to the prior year quarter.

Net revenue for the current quarter was $132.4 million for the current quarter compared to gross profit of $136.0 million for the prior year quarter. Our consolidated net revenue margin was 52.3% for the current quarter compared to gross profit of 52.4% for the prior year quarter.

The following table sets forth the components of revenue and gross profit, separated by product for the current quarter and the prior year quarter (in thousands):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Revenue by product:
Installment loans and RPAs	$126,224	$148,531	$(22,307)	(15.0)%
Line of credit accounts	125,478	110,670	14,808	13.4
Total loans and finance receivables revenue	251,702	259,201	(7,499)	(2.9)
Other	1,359	244	1,115	457.0
Total revenue	253,061	259,445	(6,384)	(2.5)
Change in fair value	(120,672)	—	(120,672)	100.0
Cost of revenue	—	(123,433)	123,433	(100.0)
Net revenue/gross profit	$132,389	$136,012	$(3,623)	(2.7)%

Revenue by product (% to total):
Installment loans and RPAs	49.9%	57.2%
Line of credit accounts	49.6	42.7
Total loans and finance receivables revenue	99.5	99.9
Other	0.5	0.1
Total revenue	100.0	100.0
Change in fair value	(47.7)	—
Cost of revenue	—	(47.6)
Net revenue/gross profit	52.3%	52.4%

Loan and Finance Receivable Balances

The fair value of our loan and finance receivable portfolio in our consolidated financial statements at June 30, 2020 was $799.7 million with an outstanding principal balance of $767.6 million. Our loan and finance receivable balance in our consolidated financial statements as of June 30, 2019 was $966.7 million, before the allowance for losses of $137.3 million. The fair value of the combined loan and finance receivables portfolio includes $6.6 million with an outstanding principal balance of $5.2 million of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of June 30, 2020. The combined loan and finance receivables portfolio includes $21.5 million as of June 30, 2019 of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of June 30, 2019 before the liability for estimated losses of $1.7 million provided in “Accounts payable and accrued expenses” in our consolidated financial statements for June 30, 2019.

The near-prime consumer installment portfolio balance increased to 58.3% of our combined loan and finance receivable portfolio balance as of June 30, 2020, compared to 50.1% as of June 30, 2019. The outstanding loan balance for our consumer line of credit product decreased slightly to 19.4% of our combined loan and finance receivable portfolio balance as of June 30, 2020, compared to 20.1% as of June 30, 2019. Our portfolio of loans and finance receivables serving the needs of small businesses increased to 14.9% as of June 30, 2020, compared to 13.1% as of June 30, 2019. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

The following tables summarize loan and finance receivable balances outstanding as of June 30, 2020 and 2019 (in thousands):

	As of June 30, 2020
		Guaranteed
	Company	by the
	Owned(a)	Company(a)	Combined(b)
Installment loans and RPAs
Principal	$570,490	$5,195	$575,685
Fair value	587,540	6,614	594,154
Fair value as a % of principal	103.0%	127.3%	103.2%
Line of credit accounts
Principal	$197,114	$—	$197,114
Fair value	212,122	—	212,122
Fair value as a % of principal	107.6%	—%	107.6%
Total loans and finance receivables
Principal	$767,604	$5,195	$772,799
Fair value	799,662	6,614	806,276
Fair value as a % of principal	104.2%	127.3%	104.3%

	As of June 30, 2019
		Guaranteed
	Company	by the
	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables balances:
Installment loans and RPAs	$702,898	$21,463	$724,361
Line of credit accounts	263,825	—	263,825
Total ending loans and finance receivables, gross	966,723	21,463	988,186
Less: Allowance and liabilities for losses(a)	(137,265)	(1,726)	(138,991)
Total ending loans and finance receivables, net	$829,458	$19,737	$849,195
Allowance and liability for losses as a % of loans and finance receivables, gross	14.2%	8.0%	14.1%

(a)

GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

(b)	Except for allowance and liability for estimated losses, amounts shown represent non-GAAP measures.

At June 30, 2020, the ratio of fair value as a percentage of principal was 104.2% on company owned loans and finance receivables and 104.3% on combined loans and finance receivables. These ratios increased during the quarter as the portfolio seasoned with the reduced level of originations, particularly to new customers, which carry a higher risk of charge-off. The increases were partially offset by higher expected future charge-offs at June 30, 2020, as discussed in “Results of Operations | COVID-19” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Average Amount Outstanding per Loan

The average amount outstanding per loan is calculated as total combined loans, including accrued interest and fees, at the end of the period divided by the total number of combined loans outstanding at the end of the period. The following table shows the average amount outstanding per loan by product at June 30, 2020 and 2019:

	As of June 30,
	2020	2019
Average amount outstanding per loan (in ones)(a)
Installment loans(b)(c)	$2,382	$1,406
Line of credit accounts	1,745	1,729
Total loans(b)(c)	$2,151	$1,485

(a)	The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.
(b)

Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

(c)	Excludes RPAs.

The average amount outstanding per loan increased to $2,151 from $1,485 during the current quarter compared to the prior year quarter, due primarily to a mix shift toward near-prime installment loan products, which generally have higher average amounts outstanding compared to subprime installment loan and line of credit products.

Average Loan Origination

The average loan origination amount is calculated as the total principal amount of combined loans originated and renewed for the period divided by the total number of combined loans originated and renewed for the period. The following table shows the average loan origination amount by product for the current quarter compared to the prior year quarter:

	Three Months Ended
	June 30,
	2020	2019
Average loan origination amount (in ones) (a)
Installment loans (b)(d)	$389	$809
Line of credit accounts (c)	218	402
Total loans (b)(d)	$287	$627

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)

Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount decreased to $287 from $627 during the current quarter compared to the prior year quarter, due primarily to our deliberate reduction in origination amounts to mitigate risks associated with the COVID-19 pandemic, and a greater mix of line of credit draws from existing customer accounts which are generally smaller than initial new customer draws.

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

The payment status of a customer, including the degree of any delinquency, is a significant factor in determining estimated charge-offs in the cash flow models that we use to determine fair value. The following table shows payment status on outstanding principal, interest and fees as of the end of each of the last five quarters (in thousands):

	2019			2020
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$945,881	$1,086,163	$1,210,262	$1,145,748	$816,905
Guaranteed by the Company(a)	21,463	23,648	27,560	11,798	6,054
Ending combined loan and finance receivables balance(b)	$967,344	$1,109,811	$1,237,822	$1,157,546	$822,959
> 30 days delinquent	49,974	77,772	83,315	86,294	36,797
> 30 days delinquency rate	5.2%	7.0%	6.7%	7.5%	4.5%

(a)	Represents loans originated by third-party lenders through the CSO programs that we have not yet purchased, which are not included in our consolidated balance sheets.
(b)	Non-GAAP measure.

Installment Loans and RPAs

The following table includes financial information for our installment loans and RPAs. Delinquency metrics include principal, interest, and fees, and only amounts that are past due (in thousands):

	2019			2020
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Installment loans and RPAs:
Installment and RPA combined loan and finance receivable principal balance:
Company owned	$655,031	$720,721	$792,397	$748,422	$570,490
Guaranteed by the Company(a)	21,372	23,549	27,455	10,287	5,195
Total combined loan and finance receivable principal balance(b)	$676,403	$744,270	$819,852	$758,709	$575,685
Installment and RPA combined loan and finance receivable fair value balance:
Company owned	$—	$—	$—	$772,469	$587,540
Guaranteed by the Company(a)	—	—	—	12,445	6,614
Ending combined loan and finance receivable fair value balance(b)	$—	$—	$—	$784,914	$594,154
Fair value as a % of principal(b)(c)	—%	—%	—%	103.5%	103.2%
Installment and RPA combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$681,860	$749,324	$820,430	$776,692	$590,576
Guaranteed by the Company(a)	21,463	23,648	27,560	11,798	6,054
Ending combined loan and finance receivable balance(b)	$703,323	$772,972	$847,990	$788,490	$596,630
Ending allowance and liability for losses (prior to FVO adoption)	$87,572	$86,027	$87,448	$—	$—
Allowance for losses as a % of combined loan and finance receivable balance(b)(c)	12.5%	11.1%	10.3%	—%	—%
Average installment and RPA combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$655,360	$718,307	$783,362	$803,018	$680,674
Guaranteed by the Company(a)(d)	21,486	23,031	24,723	17,846	7,553
Average combined loan and finance receivable balance(b)(d)	$676,846	$741,338	$808,085	$820,864	$688,227

Revenue	$148,531	$159,025	$168,917	$174,034	$126,224
Cost of revenue/change in fair value	(74,884)	(78,264)	(90,477)	(131,517)	(70,170)
Gross profit/net revenue	73,647	80,761	78,440	42,517	56,054
Gross profit margin/net revenue margin	49.6%	50.8%	46.4%	24.4%	44.4%
Cost of revenue/change in fair value as a % of average combined loan and finance receivable balance(b)(d)	11.1%	10.6%	11.2%	16.0%	10.2%

Delinquencies:
> 30 days delinquent	$32,889	$44,904	$46,783	$47,502	$22,256
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	4.7%	5.8%	5.5%	6.0%	3.7%

Charge-offs:
Charge-offs (net of recoveries)	$69,761	$79,577	$89,114	$96,272	$71,362
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	10.3%	10.7%	11.0%	11.7%	10.4%

(a)	Represents loans originated by third-party lenders through the CSO programs that we have not yet purchased, which are not included in our consolidated balance sheets.
(b)	Non-GAAP measure.
(c)	Determined using period-end balances.
(d)	The average installment and RPA combined loan and finance receivable balance is the average of the month-end balances during the period.

The combined ending loan balance, including principal and accrued fees/interest outstanding, of installment loans and RPAs at June 30, 2020 decreased 15.2% to $596.6 million compared to $703.3 million at June 30, 2019, due primarily to lower originations in the current quarter driven by our strategic efforts to mitigate risks associated with the COVID-19 pandemic.

The percentage of loans greater than 30 days delinquent decreased to 3.7% at June 30, 2020, compared to 4.7% at June 30, 2019. The decrease was driven primarily by having a more seasoned and lower risk portfolio remaining as originations were low during the current quarter and the majority of higher risk loans to new customers originated in prior quarters have been charged off.

Charge-offs (net of recoveries) as a percentage of average combined loan balance was flat for the current quarter, compared to the prior year quarter, as reduced opportunities for spend, governmental stimulus, and hardships brought on by COVID-19 largely offset each other.

The ratio of fair value as a percentage of principal on installment loans and RPAs was 103.2% at June 30, 2020, compared to 103.5% at March 31, 2020. The slight decrease during the quarter was primarily driven by higher expected future charge-offs at June 30, 2020, as discussed in “Results of Operations | COVID-19” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” partially offset by the seasoning of the portfolio with the reduced level of originations, particularly to new customers.

Line of Credit Accounts

The following table includes financial information for our line of credit accounts. Delinquency metrics include principal, interest, and fees, and only amounts that are past due (in thousands):

	2019			2020
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Total loan principal balance	$223,545	$282,556	$329,011	$312,986	$197,114
Ending loan fair value balance	—	—	—	320,738	212,122
Fair value as a % of principal(a)	—%	—%	—%	102.5%	107.6%

Ending loan balance, including principal and accrued fees/interest outstanding	$264,021	$336,839	$389,832	$369,056	$226,329
Ending allowance for losses (prior to FVO adoption)	51,419	75,413	91,002	—	—
Allowance for losses as a % of loan balance(a)	19.5%	22.4%	23.3%	—%	—%

Average loan balance(b)	$237,821	$301,213	$358,440	$387,180	$291,507

Revenue	$110,670	$146,362	$174,227	$185,772	$125,478
Cost of revenue/change in fair value	(48,549)	(83,922)	(107,940)	(104,202)	(50,502)
Gross profit/net revenue	62,121	62,440	66,287	81,570	74,976
Gross profit margin/net revenue margin	56.1%	42.7%	38.0%	43.9%	59.8%
Cost of revenue/change in fair value as a % of average loan balance(b)	20.4%	27.9%	30.1%	26.9%	17.3%

Delinquencies:
> 30 days delinquent	$17,085	$32,868	$36,532	$38,792	$14,541
> 30 days delinquent as a % of loan balance(a)	6.5%	9.8%	9.4%	10.5%	6.4%

Charge-offs:
Charge-offs (net of recoveries)	$38,493	$59,928	$92,351	$106,952	$84,613
Charge-offs (net of recoveries) as a % of average loan balance(b)	16.2%	19.9%	25.8%	27.6%	29.0%

(a)	Determined using period-end balances.
(b)	The average loan balance for line of credit accounts is the average of the month-end balances during the period.

The combined ending loan balance, including principal and accrued fees/interest outstanding, of line of credit accounts at June 30, 2020 decreased 14.3% to $226.3 million compared to $264.0 million at June 30, 2019, due primarily to lower consumer line of credit account balances driven primarily by our strategic efforts to mitigate the risks associated with the COVID-19 pandemic.

The percentage of loans greater than 30 days delinquent was flat at 6.4% at June 30, 2020, compared to 6.5% at June 30, 2019.

Charge-offs (net of recoveries) as a percentage of average loan balance increased to 29.0% for the current quarter, compared to 16.2% in the prior year quarter, due primarily to higher new customer originations in the first quarter of 2020, which generally have a higher risk of charge-off compared to draws from existing customers.

The ratio of fair value as a percentage of principal on line of credit accounts was 107.6% at June 30, 2020, compared to 102.5% at March 31, 2020. The increase during the quarter was primarily driven by the seasoning of the portfolio with reduced level of originations, particularly to new customers, partially offset by higher expected future charge-offs at June 30, 2020, as discussed in “Results of Operations | COVID-19” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Total Expenses

Total expenses decreased $32.1 million, or 41.1%, to $45.8 million in the current quarter, compared to $77.9 million in the prior year quarter. On a constant currency basis, total expenses decreased $31.5 million, or 40.4%, in the current quarter as compared to the prior year quarter.

Marketing expense decreased to $3.0 million in the current quarter compared to $25.9 million in the prior year quarter due primarily to our strategic actions to mitigate risks associated with the COVID-19 pandemic.

Operations and technology expense decreased to $16.5 million in the current quarter compared to $20.1 million in the prior year quarter, due primarily to lower variable underwriting costs and various cost containment initiatives implemented to mitigate the impact of COVID-19.

General and administrative expense decreased $5.9 million, or 20.9%, to $22.3 million in the current quarter compared to $28.2 million in the prior year quarter, due primarily to various cost containment initiatives implemented to mitigate the impact of COVID-19. Corporate services personnel costs were lower, driven primarily by lower incentive accruals and lower legal and compliance expenses.

Depreciation and amortization expense was flat compared to the prior year quarter.

Interest Expense, Net

Interest expense, net increased $2.3 million, or 12.5%, to $20.4 million in the current quarter compared to $18.1 million in the prior year quarter. The increase was due primarily to an increase in the average amount of debt outstanding, which increased $165.3 million to $1,037.4 million during the current quarter from $872.1 million during the prior year quarter, partially offset by a decrease in the weighted average interest rate on our outstanding debt to 7.97% during the current quarter from 8.67% during the prior year quarter.

Provision for Income Taxes

The effective tax rate from continuing operations of 27.4% in the current quarter was higher than the 23.5% rate recorded in the prior year quarter due primarily to nondeductible executive compensation and the loss of excess tax benefits related to stock based compensation.

As of June 30, 2020, the balance of unrecognized tax benefits was $45.3 million which is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, $16.7 million of which, if recognized, would favorably affect the effective tax rate in the period of recognition. We had $45.2 million and $53.6 million of unrecognized tax benefits as of June 30, 2019 and December 31, 2019, respectively. We believe it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits could change by a significant amount. The principal uncertainties are related to the timing of recognition of income and losses related to our loan portfolio. We are currently under a Joint Committee on Taxation review of certain tax returns that were filed during 2018 in conjunction with the refunds claimed on those returns. Depending upon the outcome of the review and any related agreements or settlements with the relevant taxing authorities, the amount of the uncertainty, including amounts that would be recognized as a component of the effective tax rate, could change significantly. While the total amount of uncertainty to be resolved is not clear, it is reasonably possible that the uncertainties pertaining to this matter will be resolved in the next twelve months. The Company believes that it has adequately accounted for any material tax uncertainties in its existing reserves for all open tax years.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES Act did not have a material tax impact on our consolidated financial condition as of and for the three months ended June 30, 2020. We plan to defer the timing of federal tax estimates and payroll taxes as permitted by the CARES Act and will avail ourselves of net operating loss carryback provisions to the extent possible, which may include changes to the uncertain tax position reserves.

Net Income

Net income increased $22.9 million, or 91.6%, to $48.0 million during the current quarter compared to $25.1 million during the prior year quarter. The increase was due primarily to increased operating leverage driven primarily by lower marketing spend and, to a lesser extent, lower general and administrative and operating and technology expenses.

SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO SIX MONTHS ENDED JUNE 30, 2019

Revenue, Net Revenue and Gross Profit

Revenue increased $91.4 million, or 17.5%, to $615.3 million for the six-month period ended June 30, 2020, or current six-month period, as compared to $523.9 million for the six-month period ended June 30, 2019, or prior year six-month period. On a constant currency basis, revenue increased by $93.3 million, or 17.8%, for the current six-month period compared to the prior year six-month period. The vast majority of this increase is due to organic growth, with a small portion due to the adoption of fair value accounting on our loan portfolio and the differing treatment of the origination fees and the costs previously described in the “Election of Fair Value Option” section. On the organic growth side, the increase was due to a 44.7% increase in line of credit account revenue in the current six-month period compared to the prior year six-month period driven by strong customer demand for these products through mid-March 2020. The growth in line of credit account revenue was partially offset by a 2.6% decrease in installment loan and RPA revenue in the current six-month period compared to the prior year six-month period.

Net revenue for the current six-month period was $258.9 million compared to gross profit of $281.6 million for the prior year six-month period. Our consolidated net revenue margin was 42.1% for the current six-month period compared to gross profit margin of 53.8% for the prior year six-month period.

The following table sets forth the components of revenue and gross profit, separated by product for the current six-month period and the prior year six-month period (in thousands):

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Revenue by product:
Installment loans and RPAs	$300,258	$308,173	$(7,915)	(2.6)%
Line of credit accounts	311,250	215,153	96,097	44.7
Total loans and finance receivables revenue	611,508	523,326	88,182	16.9
Other	3,805	557	3,248	583.1
Total revenue	615,313	523,883	91,430	17.5
Change in fair value	(356,391)	—	(356,391)	100.0
Cost of revenue	—	(242,291)	242,291	(100.0)
Net revenue/gross profit	$258,922	$281,592	$(22,670)	(8.1)%

Revenue by product (% to total):
Installment loans and RPAs	48.8%	58.8%
Line of credit accounts	50.6	41.1
Total loans and finance receivables revenue	99.4	99.9
Other	0.6	0.1
Total revenue	100.0	100.0
Change in fair value	(57.9)	—
Cost of revenue	—	(46.2)
Net revenue/gross profit	42.1%	53.8%

Average Loan Origination

The average loan origination amount is calculated as the total principal amount of combined loans originated and renewed for the period divided by the total number of combined loans originated and renewed for the period. The following table shows the average loan origination amount by product for the current six-month period compared to the prior year six-month period:

	Six Months Ended
	June 30,
	2020	2019
Average loan origination amount (in ones) (a)
Installment loans (b)(d)	$664	$769
Line of credit accounts (c)	349	382
Total loans (b)(d)	$489	$607

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.

(b)

Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount decreased to $489 from $607 during the current six-month period compared to the prior year six-month period, due primarily to our deliberate reduction in origination amounts to mitigate risks associated with the COVID-19 pandemic, and a greater mix of line of credit draws from existing customer accounts which are generally smaller than initial new customer draws.

Total Expenses

Total expenses decreased $7.2 million, or 4.8%, to $143.3 million in the current six-month period, compared to $150.5 million in the prior year six-month period. On a constant currency basis, total expenses decreased $6.2 million, or 4.1%, for the current six-month period compared to the prior year six-month period.

Marketing expense decreased to $37.5 million in the current six-month period compared to $44.9 million in the prior year six-month period. The decrease was due primarily to the strategic reduction of marketing spend beginning late first quarter and continuing throughout the current quarter to mitigate risks associated with the COVID-19 pandemic.

Operations and technology expense increased to $47.8 million in the current six-month period compared to $40.7 million in the prior year six-month period, due primarily to higher selling expenses related to direct costs associated with originating loans that, prior to utilization of the fair value option on our loan portfolio, were deferred and amortized against revenue over the life of the underlying loans. Subsequent to the election of the fair value option, these costs are no longer eligible for deferral.

General and administrative expense decreased $7.0 million, or 12.2%, to $50.3 million in the current six-month period compared to $57.3 million in the prior year six-month period, due primarily to various cost containment initiatives implemented to mitigate the impact of COVID-19. Corporate services personnel costs were lower, driven primarily by lower incentive accruals and lower legal and compliance expenses.

Depreciation and amortization expense was flat compared to compared to the prior year six-month period.

Interest Expense, Net

Interest expense, net increased $3.1 million, or 8.3%, to $40.7 million in the current six-month period compared to $37.6 million in the prior year six-month period. The increase was due primarily to an increase in the average amount of debt outstanding, which increased $148.3 million to $1,022.8 million during the current six-month period from $874.5 million during the prior year six-month period, partially offset by an decrease in the weighted average interest rate on our outstanding debt to 8.06% during the current six-month period from 8.85% during the prior year six-month period.

Provision for Income Taxes

The effective tax rate of 28.2% in the current six-month period was higher than the effective tax rate of 23.5% in the prior year six-month period due primarily to the loss of excess tax benefits on stock compensation.

Net Income

Net income decreased $6.6 million, or 11.0%, to $53.5 million during the current six-month period compared to $60.1 million during the prior year six-month period. The decrease was due primarily to a reduction in fair value on our loan portfolio due to the impact of COVID-19, partially offset by increased operating leverage through expense management.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

Given the unprecedented economic circumstances resulting from the COVID-19 pandemic and high degree of uncertainty, we have taken several actions to create a stable and flexible balance sheet that ensures liquidity and funding available to meet our business obligations. We elected to access our committed funding lines in March 2020 to preserve optionality in the face of uncertainty. As of June 30, 2020, we had cash, cash equivalents, and restricted cash of $365.0 million, of which $43.5 million was restricted, compared to $81.0 million, of which $45.1 million was restricted, as of December 31, 2019. As of June 30, 2020, we had committed and undrawn funding capacity of $310.7 million. Based on numerous stressed-case modeling scenarios, we believe we have sufficient liquidity to run our operations for the foreseeable future. Further, we have no recourse debt obligations due until June 2022 and no non-recourse secured lending facilities with maturities before February 2022.

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

On June 30, 2017, we entered into a secured revolving credit agreement (as amended, the “Credit Agreement”). On April 13, 2018, October 5, 2018 and July 1, 2019, we and certain of our operating subsidiaries entered into amendments to our Credit Agreement, as further described below. As of July 27, 2020, our available borrowings under the Credit Agreement were $124.0 million. Since 2016, we have entered into several consumer loan securitization facilities and offered asset-backed notes to fund our growth, primarily in our near-prime consumer installment loan business, as further described below under “Consumer Loan Securitization.” As of July 27, 2020, the outstanding balance under our securitization facilities was $275.9 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer loan securitization facilities.

As of June 30, 2020, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending, which could be expected to generate additional liquidity.

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

The Credit Agreement is secured by domestic receivables. The borrowing limit in the Credit Agreement, as amended, is $125 million and its maturity date is June 30, 2022. We had no outstanding amount under the Credit Agreement as of June 30, 2020.

The Credit Agreement provides for a revolving credit line with interest on borrowings under the facility at prime rate plus 1.00%. In addition, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the line, and ranges from 0.30% to 0.50% per annum depending on usage. A portion of the revolving credit facility, up to a maximum of $20 million, is available for the issuance of letters of credit. We had outstanding letters of credit under the Credit Agreement of $1.0 million as of June 30, 2020.

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

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Six Months Ended June 30,
	2020	2019
Cash flows provided by operating activities
Cash flows from operating activities - continuing operations	$483,734	$386,061
Cash flows from operating activities - discontinued operations	(288)	28,698
Total cash flows provided by operating activities	483,446	414,759
Cash flows used in investing activities
Loans and finance receivables	(41,092)	(286,915)
Acquisitions, net of cash acquired	(3,597)	—
Purchases of property and equipment	(12,716)	(9,994)
Other investing activities	57	2
Cash flows from investing activities - continuing operations	(57,348)	(296,907)
Cash flows from investing activities - discontinued operations	—	(22,229)
Total cash flows used in investing activities	(57,348)	(319,136)
Cash flows used in financing activities	$(141,892)	$(83,826)

Cash Flows from Operating Activities

Net cash provided by operating activities from continuing operations increased $97.7 million, or 25.3%, to $483.7 million in the current six-month period from $386.1 million for the prior year six-month period. The increase was driven primarily by overall growth in the business with interest and fees paid by customers outpacing operating cash outflows.

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

Cash Flows from Investing Activities

Net cash used in investing activities from continuing operations decreased $239.6 million, or 80.7%, for the current six-month period compared to the prior year six-month period. This decrease was due primarily to the strategic reduction in originations and acquisitions of loans and finance receivables to mitigate risks associated with the COVID19 pandemic.

Cash Flows from Financing Activities

Cash flows used in financing activities for the current six-month period were driven primarily by $72.0 million in net payments made under the Credit Agreement, $54.6 million in treasury shares purchased and $15.1 million in net payments made under our securitization facilities. Cash flows used in financing activities for the prior year six-month period were driven primarily by $53.6 million in net repayments under our securitization facilities, $22.0 million in net repayments under the Credit Agreement and $8.8 million in treasury shares purchased.

On September 15, 2017, we announced the Board of Directors had authorized a share repurchase program for the repurchase of up to $25.0 million of our common stock through December 31, 2019. The $25.0 million limit was reached in January 2019, with all share repurchases having been through open market transactions. On January 31, 2019, we announced the Board of Directors had authorized a share repurchase program for the repurchase of up to $50.0 million of our common stock through December 31, 2020. On October 24, 2019, we announced the Board of Directors had authorized a new share repurchase program totaling $75.0 million that expires December 31, 2020. The new program replaced the prior authorization of $50.0 million. During the current six-month period, we paid $53.5 million to repurchase common stock under the share repurchase program.

OFF-BALANCE SHEET ARRANGEMENTS

In certain markets, we arrange for consumers to obtain consumer loan products from independent third-party lenders through our CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loan. When a customer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan received by the customer from the third-party lender if the customer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default, which generally occurs after one payment is missed. As of June 30, 2020 and 2019, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $6.1 million and $21.5 million, respectively, which were guaranteed by us. These loans are not included in our consolidated balance sheets as we do not own the loans prior to default. Our CSO programs are further described under the caption “Products and Services” above.

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

Prior to January 1, 2020, market risks relating to our operations resulted primarily from changes in foreign currency exchange rates and interest rates related to our long-term debt. As disclosed in Note 1 to the Consolidated Financial Statements, we elected the fair value option as of January 1, 2020 and, as a result going forward, carry our loans and finance receivables at fair value with changes in fair value recognized directly in earnings. As of June 30, 2020, we were exposed to interest rate risk on our loans and finance receivables, which have fixed interest rates. The fair values of loans are estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The pricing on many fixed income securities is highly dependent upon interest rates and credit spreads that change on a daily basis. The discount rates utilized in the valuation of our products are not as reactive to minor shifts in underlying interest rates as i.) the interest component is relatively minor in size compared with the non-interest rate component of the discount rate and ii.) a market participant’s basis for adjusting the required rate of return is less likely to be impacted by minor shifts in the underlying interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2020 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has, and will likely continue to, severely impact global economic conditions, resulting in substantial volatility in the global financial markets, increased unemployment, and operational challenges resulting from measures that governments and other authorities have imposed to control its spread, such as travel bans, business and school limitations and closures, quarantines, and shelter-in-place orders. As our customers are located in the United States and Brazil, we began to see the initial impacts of the pandemic and governmental response on our business toward the end of the first quarter of 2020.

Various governmental bodies have reacted to the economic crisis caused by the pandemic by implementing stimulus and liquidity programs, and the Federal Reserve of the United States has reduced interest rates. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted March 27, 2020 to provide $2.2 trillion of economy-wide financial stimulus in the form of financial aid to individuals, business, nonprofits, states, and municipalities. Through the filing of this report, we believe that governmental stimulus has favorably impacted our customers, helping many to meet their loan obligations. However, it is uncertain whether these actions or future actions will continue to be successful in countering the economic disruptions and these actions could have a further negative impact on the economy in the long term. Many of our customers are experiencing layoffs, furloughs, and other changes in work and financial situations, which may negatively impact their ability to repay us. Higher delinquency or default rates would have an adverse impact on the fair value of our portfolio.

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

On October 6, 2017, the CFPB issued a rule on payday and certain high-cost installment loans, also known as the “Small Dollar Rule,” which would cover some of the loans we offer. The Small Dollar Rule initially required that lenders who make short-term loans and longer-term loans with balloon payments reasonably determine consumers’ ability to repay the loans according to their terms before issuing the loans. The Small Dollar Rule also introduced new limitations on repayment processes for those lenders as well as lenders of other longer-term loans with an annual percentage rate greater than 36 percent that include an ACH authorization or similar payment provision. If a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. For loans covered by the Small Dollar Rule, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed payment attempts. On July 7, 2020, the CFPB issued the final Small Dollar Rule, rescinding the ability to repay (ATR) and related provisions, such as the establishment of registered information systems for checking (“ATR”) and reporting loan activity. The payment provisions of the Small Dollar Rule remain in place but remain stayed indefinitely by a Texas federal district court. The CFPB stated that it will work with the Texas federal district court and plaintiff in the Texas litigation to coordinate an effective date for the payment provisions of the Small Dollar Rule. We cannot currently assess when the payments provisions of the Small Dollar Rule will become effective. If the Small Dollar Rule does become effective in its current proposed form, we will need to make certain changes to our payment processes and customer notifications in our U.S. consumer lending business. If we are not able to execute these changes effectively because of unexpected complexities, costs or otherwise, we cannot guarantee that the Small Dollar Rule will not have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b) (in thousands)
April 1 – April 30, 2020	968,699	13.23	968,699	2,397
May 1 – May 31, 2020	—	—	—	2,397
June 1 – June 30, 2020	5,209	14.49	—	2,397
Total	973,908	$13.23	968,699	$2,397

(a)	Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 5,209 for the month of June.
(b)

On October 22, 2019, the Board of Directors authorized a share repurchase program for the repurchase of up to $75.0 million of the Company’s common stock through December 31, 2020 (the “October 2019 Authorization”). All share repurchases made under the October 2019 Authorization have been through open market transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

10.1	Form of Enova International, Inc. Second Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units

10.2	Form of Enova International, Inc. Second Amended and Restated 2014 Long-Term Incentive Plan Award Agreement Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2020	ENOVA INTERNATIONAL, INC.

	By:	/s/ Steven E. Cunningham
Steven E. Cunningham
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)