Form 10-Q
period 2020-09-30
Enova International, Inc.
filed 2020-10-28
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

35,666,115 of the Registrant’s common shares, $.00001 par value, were outstanding as of October 26, 2020.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements give current expectations or forecasts of future events and reflect the views and assumptions of senior management with respect to the business, financial condition, operations and prospects of Enova International, Inc. and its subsidiaries (collectively, the “Company”) and the Company’s acquisition of On Deck Capital, Inc. (“OnDeck”). When used in this report, terms such as “believes,” “estimates,” “should,” “could,” “would,” “plans,” “expects,” “intends,” “anticipates,” “may,” “forecast,” “project” and similar expressions or variations as they relate to the Company or its management are intended to identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that are beyond the ability of the Company to control and, in some cases, predict. Accordingly, there are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these statements. Key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements include, but are not limited to, the following:

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

•	our ability to attract and retain qualified officers;
•	cyber-attacks or security breaches;
•	acts of God, war or terrorism, pandemics and other events;
•	the ability to successfully integrate newly acquired businesses into our operations;
•	interest rate and foreign currency exchange rate fluctuations;
•	changes in the capital markets, including the debt and equity markets;
•	the effect of any of the above changes on our business or the markets in which we operate;
•	the risk that the Company will not successfully integrate OnDeck or that costs associated with the integration of the Company and OnDeck are higher than anticipated;
•	the risk that the cost savings, synergies, growth and cash flows from the OnDeck transaction will not be fully realized or will take longer to realize than expected;

•	litigation risk related to the transaction; and
•	other risks and uncertainties described herein.

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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	September 30,		December 31,
	2020	2019	2019
Assets
Cash and cash equivalents(1)	$490,033	$28,864	$35,895
Restricted cash(1)	45,017	18,619	45,069
Loans and finance receivables at fair value(1)	693,370	—	—
Loans and finance receivables at amortized cost, net(1)	—	950,188	1,062,650
Income taxes receivable	—	6,501	32,859
Other receivables and prepaid expenses(1)	25,117	38,232	31,643
Property and equipment, net	63,403	50,563	54,540
Operating lease right-of-use assets	20,370	19,983	19,586
Goodwill	267,868	267,013	267,013
Intangible assets, net	1,623	2,452	2,185
Other assets(1)	27,363	11,826	22,912
Assets from discontinued operations	—	112,720	—
Total assets	$1,634,164	$1,506,961	$1,574,352
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses(1)	$76,526	$111,901	$122,163
Operating lease liabilities	35,258	36,490	35,712
Income taxes currently payable	15,339	—	—
Deferred tax liabilities, net	69,874	40,264	48,683
Long-term debt(1)	863,472	873,744	991,181
Liabilities from discontinued operations	—	10,591	—
Total liabilities	1,060,469	1,072,990	1,197,739
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 36,190,857, 35,751,763 and 35,764,943 shares issued and 30,111,727, 33,988,030 and 32,974,714 outstanding as of September 30, 2020 and 2019 and December 31, 2019, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	74,868	61,477	63,791
Retained earnings	618,775	423,234	372,681
Accumulated other comprehensive loss	(8,547)	(17,158)	(3,066)
Treasury stock, at cost (6,079,130, 1,763,733 and 2,790,229 shares as of September 30, 2020 and 2019 and December 31, 2019, respectively)	(111,401)	(33,582)	(56,793)
Total stockholders' equity	573,695	433,971	376,613
Total liabilities and stockholders' equity	$1,634,164	$1,506,961	$1,574,352

(1)	Includes amounts in wholly owned, bankruptcy-remote special purpose subsidiaries (“VIEs”) presented separately in the table below.

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

	September 30,		December 31,
	2020	2019	2019
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$525	$420	$420
Restricted cash	42,656	18,618	42,354
Loans and finance receivables at fair value	339,445	—	—
Loans and finance receivables at amortized cost, net (includes allowance for losses of $34,509 and $38,540 as of September 30, 2019 and December 31, 2019, respectively)	—	340,034	420,690
Other receivables and prepaid expenses	4,449	9,236	9
Other assets	1,870	2,346	2,161
Total assets	$388,945	$370,654	$465,634
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$1,953	$3,300	$3,171
Long-term debt	247,372	234,666	304,598
Total liabilities	$249,325	$237,966	$307,769

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$204,545	$305,612	$819,858	$829,495
Change in Fair Value	(22,777)	—	(379,168)	—
Cost of Revenue	—	(162,186)	—	(404,477)
Net Revenue/Gross Profit	181,768	143,426	440,690	425,018
Expenses
Marketing	4,629	34,505	42,175	79,427
Operations and technology	17,702	20,717	65,472	61,353
General and administrative	33,656	27,267	83,943	84,562
Depreciation and amortization	3,770	3,433	11,444	11,048
Total Expenses	59,757	85,922	203,034	236,390
Income from Operations	122,011	57,504	237,656	188,628
Interest expense, net	(18,634)	(18,235)	(59,387)	(55,853)
Foreign currency transaction loss	(30)	(12)	(7)	(190)
Loss on early extinguishment of debt	—	—	—	(2,321)
Income before Income Taxes	103,347	39,257	178,262	130,264
Provision for income taxes	9,671	10,374	30,812	31,776
Net income from continuing operations	93,676	28,883	147,450	98,488
Net loss from discontinued operations	(9)	(1,798)	(297)	(11,323)
Net Income	$93,667	$27,085	$147,153	$87,165
Earnings Per Share:
Earnings per common share – basic:
Continuing operations	$3.11	$0.85	$4.78	$2.92
Discontinued operations	—	(0.05)	(0.01)	(0.34)
Earnings per common share – basic	$3.11	$0.80	$4.77	$2.58
Earnings per common share – diluted:
Continuing operations	$3.09	$0.83	$4.73	$2.86
Discontinued operations	—	(0.05)	(0.01)	(0.33)
Earnings per common share – diluted	$3.09	$0.78	$4.72	$2.53
Weighted average common shares outstanding:
Basic	30,108	33,997	30,880	33,770
Diluted	30,363	34,577	31,180	34,492

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Income	$93,667	$27,085	$147,153	$87,165
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)(1)	52	(2,384)	(5,481)	(3,353)
Total other comprehensive gain (loss), net of tax	52	(2,384)	(5,481)	(3,353)
Comprehensive Income	$93,719	$24,701	$141,672	$83,812

(1)	Net of tax benefit of $621 and $966 for the three months ended September 30, 2020 and 2019, respectively, and $2,326 and $933 for the nine months ended September 30, 2020 and 2019, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at June 30, 2019	35,671	$—	$56,910	$396,149	$(14,774)	(1,682)	$(31,832)	$406,453
Stock-based compensation expense	—	—	3,387	—	—	—	—	3,387
Shares issued for vested RSUs	10	—	—	—	—	—	—	—
Shares issued for stock option exercises	71	—	1,180	—	—	—	—	1,180
Net income from continuing operations	—	—	—	28,883	—	—	—	28,883
Net loss from discontinued operations	—	—	—	(1,798)	—	—	—	(1,798)
Foreign currency translation loss, net of tax	—	—	—	—	(2,384)	—	—	(2,384)
Purchases of treasury shares, at cost	—	—	—	—	—	(82)	(1,750)	(1,750)
Balance at September 30, 2019	35,752	$—	$61,477	$423,234	$(17,158)	(1,764)	$(33,582)	$433,971

Balance at June 30, 2020	36,180	$—	$71,100	$525,108	$(8,599)	(6,078)	$(111,389)	$476,220
Stock-based compensation expense	—	—	3,768	—	—	—	—	3,768
Shares issued for vested RSUs	11	—	—	—	—	—	—	—
Net income from continuing operations	—	—	—	93,676	—	—	—	93,676
Net loss from discontinued operations	—	—	—	(9)	—	—	—	(9)
Foreign currency translation loss, net of tax	—	—	—	—	52	—	—	52
Purchases of treasury shares, at cost	—	—	—	—	—	(1)	(12)	(12)
Balance at September 30, 2020	36,191	$—	$74,868	$618,775	$(8,547)	(6,079)	$(111,401)	$573,695

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2018	34,857	$—	$48,175	$336,415	$(13,805)	(1,272)	$(23,017)	$347,768
Stock-based compensation expense	—	—	9,784	—	—	—	—	9,784
Shares issued for vested RSUs	534	—	—	—	—	—	—	—
Shares issued for stock option exercises	361	—	3,518	—	—	—	—	3,518
Net income from continuing operations	—	—	—	98,488	—	—	—	98,488
Net loss from discontinued operations	—	—	—	(11,323)	—	—	—	(11,323)
Foreign currency translation loss, net of tax	—	—	—	—	(3,353)	—	—	(3,353)
Purchases of treasury shares, at cost	—	—	—	—	—	(492)	(10,565)	(10,565)
Cumulative effect of accounting change	—	—	—	(346)	—	—	—	(346)
Balance at September 30, 2019	35,752	$—	$61,477	$423,234	$(17,158)	(1,764)	$(33,582)	$433,971

Balance at December 31, 2019	35,765	$—	$63,791	$372,681	$(3,066)	(2,790)	$(56,793)	$376,613
Stock-based compensation expense	—	—	10,888	—	—	—	—	10,888
Shares issued for vested RSUs	410	—	—	—	—	—	—	—
Shares issued for stock option exercises	16	—	189	—	—	—	—	189
Net income from continuing operations	—	—	—	147,450	—	—	—	147,450
Net loss from discontinued operations	—	—	—	(297)	—	—	—	(297)
Foreign currency translation loss, net of tax	—	—	—	—	(5,481)	—	—	(5,481)
Purchases of treasury shares, at cost	—	—	—	—	—	(3,289)	(54,608)	(54,608)
Cumulative effect of accounting change (Note 1)	—	—	—	98,941	—	—	—	98,941
Balance at September 30, 2020	36,191	$—	$74,868	$618,775	$(8,547)	(6,079)	$(111,401)	$573,695

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities
Net Income	$147,153	$87,165
Add: net loss from discontinued operations	297	11,323
Net income from continuing operations	147,450	98,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,444	11,048
Amortization of deferred loan costs and debt discount	4,607	4,302
Change in fair value	379,168	—
Cost of revenue	—	404,477
Stock-based compensation expense	10,888	9,784
Loss on early extinguishment of debt	—	2,321
Operating leases, net	(1,255)	(1,167)
Lease termination and cease-use costs	—	370
Deferred income taxes, net	(4,174)	1,290
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	67,323	(24,649)
Other receivables and prepaid expenses and other assets	(1,747)	(8,023)
Accounts payable and accrued expenses	(25,094)	(3,312)
Current income taxes	34,920	73,677
Cash flows from operating activities - continuing operations	623,530	568,606
Cash flows from operating activities - discontinued operations	(297)	37,299
Net cash provided by operating activities	623,233	605,905
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(584,515)	(1,256,214)
Loans and finance receivables repaid	625,020	704,147
Acquisitions, net of cash acquired	(3,597)	—
Purchases of property and equipment	(19,835)	(14,766)
Other investing activities	57	7
Cash flows from investing activities - continuing operations	17,130	(566,826)
Cash flows from investing activities - discontinued operations	—	(20,161)
Net cash provided by (used in) investing activities	17,130	(586,987)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	100,250	235,049
Repayments under revolving line of credit	(172,250)	(232,049)
Borrowings under securitization facilities	119,200	122,800
Repayments under securitization facilities	(178,496)	(114,043)
Debt issuance costs paid	(388)	(702)
Debt prepayment penalty paid	—	(1,392)
Proceeds from exercise of stock options	189	3,518
Treasury shares purchased	(54,608)	(10,565)
Net cash (used in) provided by financing activities	(186,103)	2,616
Effect of exchange rates on cash, cash equivalents and restricted cash	(174)	(8,129)
Net increase in cash, cash equivalents and restricted cash	454,086	13,405
Less: increase in cash, cash equivalents and restricted cash from discontinued operations	—	(16,205)
Change in cash, cash equivalents and restricted cash from continuing operations	454,086	(2,800)
Cash, cash equivalents and restricted cash at beginning of year	80,964	50,283
Cash, cash equivalents and restricted cash at end of period	$535,050	$47,483

Supplemental Disclosures
Loans and finance receivables renewed	$34,554	$104,466

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

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

The consolidated financial statements presented as of September 30, 2020 and 2019 and for the three and nine-month periods ended September 30, 2020 and 2019 are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results for such interim periods. Operating results for the three and nine-month periods are not necessarily indicative of the results that may be expected for the full fiscal year. Certain reclassifications have been made to prior periods to conform to the current presentation, including the incorporation of short-term loans into “Installment loans and RPAs” in disclosures that include product groupings.

These consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 and related notes, which are included on Form 10-K filed with the SEC on February 27, 2020.

Discontinued Operations

Beginning in 2007, the Company provided services in the United Kingdom under various brands, including QuickQuid, Pounds to Pocket and On Stride. Due in part to the level of claim and legal settlement costs incurred in conducting our U.K. business and unsuccessful discussions with U.K regulators, on October 24, 2019, the Company announced its intent to exit the U.K. market. On October 25, 2019, Grant Thornton LLP, a licensed U.K. insolvency practitioner, was appointed as administrators (“Administrators”) to take control of management of the U.K. businesses. The effect of the U.K. businesses’ entry into administration was to place their management, affairs, business and property under the direct control of the Administrators. Accordingly, the Company deconsolidated its U.K. businesses as of October 25, 2019 and is presenting them as discontinued operations for all periods presented in these consolidated financial statements. The Company recorded a one-time after-tax charge of $74.5 million, including one-time cash charges of $52.2 million, in the fourth quarter of 2019 as a result of placing the U.K. businesses into administration. During the nine months ended September 30, 2020, the Company recorded an impairment charge of $0.4 million ($0.3 million net of taxes) to write down a receivable on certain expenses incurred by the Company prior to administration that were deemed non-reimbursable by the Administrators.

The Company entered into a service agreement with the Administrators under which the Company provides certain administrative, technical and other services in exchange for compensation by the Administrators. The initial term of the agreement is 12 months with options to extend the term for three-month periods. During the three and nine months ended September 30, 2020, the Company

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

recorded $1.0 million and $4.1 million, respectively, in revenue related to these services. As of September 30, 2020, the Administrators owed the Company $1.0 million related to services provided.

The following table provides the aggregate carrying amounts of the assets and liabilities of the U.K. businesses included in the Company’s consolidated balance sheets (in thousands):

September 30,
2019
Assets
Cash and cash equivalents	$41,081
Restricted cash	2,100
Loans and finance receivables at amortized cost, net	50,966
Income taxes receivable	6,226
Other receivables and prepaid expenses	1,317
Deferred tax assets, net	6,284
Property and equipment, net	4,388
Operating lease right-of-use assets	277
Other assets	81
Total assets	$112,720
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$10,311
Operating lease liabilities	280
Total liabilities	$10,591

The following table provides the financial results of the U.K. businesses, which meet the criteria of discontinued operations and, therefore, are excluded from the Company's results of continuing operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$—	$23,901	$—	$78,901
Cost of Revenue	—	(9,080)	—	(44,131)
Gross Profit	—	14,821	—	34,770
Expenses
Marketing	—	2,488	—	13,132
Operations and technology	—	13,593	—	34,968
General and administrative	—	1,520	—	2,674
Depreciation and amortization	—	283	—	794
Total Expenses	—	17,884	—	51,568
Loss from Operations	—	(3,063)	—	(16,798)
Interest income, net	—	3	—	6
Foreign currency transaction loss	—	—	—	(3)
Impairment charges upon placement into administration	—	—	(392)	—
Loss before Income Taxes	—	(3,060)	(392)	(16,795)
Provision for (benefit from) income taxes	9	(1,262)	(95)	(5,472)
Net loss from discontinued operations	$(9)	$(1,798)	$(297)	$(11,323)

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	September 30,
	2020	2019
Cash and cash equivalents	$490,033	$28,864
Restricted cash	45,017	18,619
Total cash, cash equivalents and restricted cash	$535,050	$47,483

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

On July 28, 2020, the Company and OnDeck Capital, Inc. (“OnDeck”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, OnDeck and Energy Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub would merge with and into OnDeck, with OnDeck surviving as an indirect wholly owned subsidiary of the Company. On October 13, 2020, the Company and OnDeck completed the transaction following the approval of OnDeck’s stockholders and the satisfaction of all other closing conditions.

OnDeck offers a range of term loans and lines of credit customized for the needs of small business owners. OnDeck also offers bank clients a comprehensive technology and services platform that facilitates online lending to small business customers through ODX, a wholly owned subsidiary.

Under the terms of the Merger Agreement, each holder of OnDeck common stock received $0.12 per share in cash and a fixed exchange ratio of 0.092 shares of the Company’s common stock for each OnDeck share they owned as of the transaction date. As a result, the Company issued 5.6 million shares of common stock to OnDeck stockholders. Based on the closing share price of the Company as of October 12, 2020 of $18.74, the value of Company common stock and cash provided in exchange for OnDeck common stock was approximately $111.5 million. In addition to the exchange of common stock, the consideration transferred also included the cancellation or replacement of certain equity awards of OnDeck employees in effect prior to the transaction valued at approximately $4.2 million.

The Company is considered to be the accounting acquirer and as such, the closing date purchase consideration will be allocated to the fair value of OnDeck assets and liabilities. The major classes of assets acquired through the transaction include cash and cash equivalents, restricted cash, loans and finance receivables, income taxes receivable, other receivables and prepaid expenses, property and equipment, operating lease right-of-use assets, intangible assets, deferred tax assets and other assets. The major classes of liabilities assumed include accounts payable and accrued liabilities, operating lease liabilities and long-term debt. Transaction costs associated with the transaction are expensed as incurred and are included in “General and administrative expenses” in the consolidated statements of income. The Company recognized transaction-related costs of $6.6 million for the three months ended September 30, 2020. These expenses include investment banking, legal, accounting, and related third party costs associated with the transaction, including preparation for regulatory filings and stockholder approvals.

Due to the limited time since the acquisition date and the size and complexity of the transaction, the accounting for the business combination is not yet complete. The Company was not able to provide the allocation of consideration paid to the assets acquired or liabilities assumed. Supplemental pro forma revenue and earnings of the combined company are predicated on the completion of the business combination accounting and allocation of consideration.

3.	Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three and nine months ended September 30, 2020 and 2019 was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Installment loans and RPAs	$103,674	$159,025	$403,932	$467,198
Line of credit accounts	99,723	146,362	410,973	361,515
Total loans and finance receivables revenue	203,397	305,387	814,905	828,713
Other	1,148	225	4,953	782
Total revenue	$204,545	$305,612	$819,858	$829,495

Loans and Finance Receivables at Fair Value

The components of Company-owned loans and finance receivables at September 30, 2020 were as follows (dollars in thousands):

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of September 30, 2020
	Installment Loans and	Line of Credit
	RPAs	Accounts	Total
Principal balance - accrual	$456,576	$167,629	$624,205
Principal balance - non-accrual	25,045	2,039	27,084
Total principal balance	481,621	169,668	651,289

Loans and finance receivables at fair value - accrual	497,343	186,566	683,909
Loans and finance receivables at fair value - non-accrual	8,592	869	9,461
Loans and finance receivables at fair value	505,935	187,435	693,370
Difference between principal balance and fair value	$24,314	$17,767	$42,081

As of September 30, 2020, the aggregate fair value of loans and finance receivables that are 90 days or more past due was $0.5 million and $0.3 million was in non-accrual status. The aggregate unpaid principal balance for loans and finance receivables that are 90 days or more past due was $1.9 million.

Changes in the fair value of Company-owned loans and finance receivables during the three and nine months ended September 30, 2020 were as follows (dollars in thousands):

	Three Months Ended September 30, 2020
	Installment Loans and	Line of Credit
	RPAs	Accounts	Total
Balance at beginning of period	$587,540	$212,122	$799,662
Originations or acquisitions	54,289	69,049	123,338
Interest and fees(1)	103,674	99,723	203,397
Repayments	(233,471)	(176,726)	(410,197)
Charge-offs, net(2)	(15,247)	(19,919)	(35,166)
Net change in fair value(2)	9,203	3,186	12,389
Effect of foreign currency translation	(53)	—	(53)
Balance at end of period	$505,935	$187,435	$693,370

	Nine Months Ended September 30, 2020
	Installment Loans and	Line of Credit
	RPAs	Accounts	Total
Balance at beginning of period	$848,818	$338,765	$1,187,583
Originations or acquisitions	338,856	280,213	619,069
Interest and fees(1)	403,932	410,973	814,905
Repayments	(874,225)	(671,079)	(1,545,304)
Charge-offs, net(2)	(182,881)	(211,484)	(394,365)
Net change in fair value(2)	(24,850)	40,047	15,197
Effect of foreign currency translation	(3,715)	—	(3,715)
Balance at end of period	$505,935	$187,435	$693,370

(1)	Included in “Revenue” in the consolidated statements of income.
(2)	Included in “Change in Fair Value” in the consolidated statements of income.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans and Finance Receivables at Amortized Cost, net

Prior to January 1, 2020, the Company carried its loans and finance receivables at amortized cost, including unamortized net deferred origination costs, less an allowance for estimated losses. The components of Company-owned loans and finance receivables at September 30, 2019 and December 31, 2019 were as follows (dollars in thousands):

	As of September 30, 2019
	Installment Loans and	Line of Credit
	RPAs	Accounts	Total
Current receivables	$708,452	$312,860	$1,021,312
Delinquent receivables:
Delinquent payment amounts(1)	2,206	18,670	20,876
Receivables on non-accrual status	62,419	5,317	67,736
Total delinquent receivables	64,625	23,987	88,612
Total loans and finance receivables, gross	773,077	336,847	1,109,924
Less: Allowance for losses	(84,323)	(75,413)	(159,736)
Loans and finance receivables, net	$688,754	$261,434	$950,188

	As of December 31, 2019
	Installment Loans and	Line of Credit
	RPAs	Accounts	Total
Current receivables	$775,390	$365,820	$1,141,210
Delinquent receivables:
Delinquent payment amounts(1)	1,924	22,441	24,365
Receivables on non-accrual status	69,438	4,576	74,014
Total delinquent receivables	71,362	27,017	98,379
Total loans and finance receivables, gross	846,752	392,837	1,239,589
Less: Allowance for losses	(85,937)	(91,002)	(176,939)
Loans and finance receivables, net	$760,815	$301,835	$1,062,650

(1)

Represents the delinquent portion of installment loans and line of credit account balances for customers that have only missed one payment and RPA customers who have not delivered agreed upon receivables. See “Current and Delinquent Loans and Finance Receivables” above for additional information.

Changes in the allowance for losses for the Company-owned loans and finance receivables and the liability for losses on the Company’s guarantees of third-party lender-owned loans during the three and nine months ended September 30, 2019 were as follows (dollars in thousands):

	Three Months Ended September 30, 2019
	Installment Loans and	Line of Credit
	RPAs	Accounts	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$85,846	$51,419	$137,265
Cost of revenue	78,286	83,922	162,208
Charge-offs	(101,108)	(66,243)	(167,351)
Recoveries	21,531	6,315	27,846
Effect of foreign currency translation	(232)	—	(232)
Balance at end of period	$84,323	$75,413	$159,736
Liability for third-party lender-owned loans:
Balance at beginning of period	$1,726	$—	$1,726
Decrease in liability	(22)	—	(22)
Balance at end of period	$1,704	$—	$1,704

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2019
	Installment Loans and	Line of Credit
	RPAs	Accounts	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$93,205	$51,009	$144,214
Cost of revenue	234,568	170,371	404,939
Charge-offs	(303,971)	(159,538)	(463,509)
Recoveries	60,720	13,571	74,291
Effect of foreign currency translation	(199)	—	(199)
Balance at end of period	$84,323	$75,413	$159,736
Liability for third-party lender-owned loans:
Balance at beginning of period	$2,166	$—	$2,166
Decrease in liability	(462)	—	(462)
Balance at end of period	$1,704	$—	$1,704

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for installment loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of September 30, 2020 the consumer loans guaranteed by the Company had an estimated fair value of $7.4 million and an outstanding principal balance of $6.9 million. As of September 30, 2020, September 30, 2019 and December 31, 2019, the amount of consumer loans, including principal, fees and interest, guaranteed by the Company were $8.1 million, $23.6 million and $27.6 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

4.	Long-term debt

The Company’s long-term debt instruments and balances outstanding as of September 30, 2020 and 2019 and December 31, 2019 were as follows (dollars in thousands):

	September 30,		December 31,
	2020	2019	2019

Securitization notes	$248,598	$236,052	$307,885
Revolving line of credit	—	25,000	72,000
8.50% senior notes due 2024	250,000	250,000	250,000
8.50% senior notes due 2025	375,000	375,000	375,000
Subtotal	873,598	886,052	1,004,885
Less: Long-term debt issuance costs	(10,126)	(12,308)	(13,704)
Total long-term debt	$863,472	$873,744	$991,181

Weighted average interest rates on long-term debt were 8.15% and 8.74% during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and 2019 and December 31, 2019, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreements.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Consumer Loan Securitizations

2019-A Notes

On October 17, 2019 (the “2019-A Closing Date”), the Company issued $138,888,000 Class A Asset Backed Notes (the “2019-A Class A Notes”), $44,445,000 Class B Asset Backed Notes (the “2019-A Class B Notes”), and $16,667,000 Class C Asset Backed Notes (the “2019-A Class C Notes” and, collectively with the 2019-A Class A Notes and the 2019-A Class B Notes, the “2019-A Notes”), through an indirect subsidiary. The 2019-A Class A Notes bear interest at 3.96%, the 2019-A Class B Notes bear interest at 6.17%, and the 2019-A Class C Notes bear interest at 7.62%. The 2019-A Notes are backed by a pool of unsecured consumer installment loans (“Securitization Receivables”) and represent obligations of the issuer only. The 2019-A Notes are not guaranteed by the Company. Under the 2019‑A Notes, Securitization Receivables are sold to a wholly-owned subsidiary of the Company and serviced by another subsidiary of the Company. As of September 30, 2020, and December 31, 2019 the total outstanding amount of the 2019-A Notes was $83.3 million and $173.3 million, respectively.

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

The 2019‑1 Debtor has issued a delayed draw term note with an initial maximum principal balance of $30.0 million and a revolving note with an initial maximum principal balance of $20.0 million for an aggregate initial maximum principal balance of $50.0 million, which is required to be secured by eligible Securitization Receivables. The 2019‑1 Facility has an accordion feature that, with the consent of the 2019‑1 Lender, allows for the maximum principal balance of the delayed draw term note to increase to $50.0 million and the maximum principal balance of the revolving note to increase to $25.0 million, for an aggregate maximum principal balance of $75.0 million. The 2019‑1 Facility is non-recourse to the Company and matures three years after the 2019‑1 Closing Date. As of September 30, 2020 and 2019 and December 31, 2019, the total outstanding amount of the 2019‑1 Facility was $30.0 million, $12.8 million and $12.8 million, respectively.

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

2018‑A Notes

On October 31, 2018 (the “2018‑A Closing Date”), the Company issued $95,000,000 Class A Asset Backed Notes (the “2018-A Class A Notes”) and $30,400,000 Class B Asset Backed Notes (the “2018-A Class B Notes” and, collectively with the 2018-A Class A Notes, the “2018‑A Notes”), through an indirect subsidiary. The 2018-A Class A Notes bear interest at 4.20% and the 2018-A Class B Notes bear interest at 7.37%. The 2018‑A Notes are backed by a pool of unsecured consumer installment loans (“Securitization Receivables”) and represent obligations of the issuer only. The 2018‑A Notes are not guaranteed by the Company. Under the 2018‑A Notes, Securitization Receivables are sold to a wholly-owned subsidiary of the Company and serviced by another subsidiary of the

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Company. As of September 30, 2020 and 2019 and December 31, 2019, the total outstanding amount of the 2018‑A Notes was $23.3 million, $50.9 million and $41.8 million, respectively.

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

The 2018‑2 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which is required to be secured by 1.25 times the drawn amount in eligible Securitization Receivables. The 2018‑2 Facility is non-recourse to the Company and matures on October 23, 2022. As of September 30, 2020 and 2019 and December 31, 2019, the total outstanding amount of the 2018‑2 Facility was $70.9 million, $80.0 million and $80.0 million, respectively.

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

The 2018‑1 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which is required to be secured by 1.25 times the drawn amount in eligible Securitization Receivables. The 2018‑1 Facility is non-recourse to the Company and matures on July 22, 2023. As of September 30, 2020 and 2019, the total outstanding amount of the 2018‑1 Facility was $41.2 million, $91.0 million, respectively. There was no balance outstanding on the 2018-1 Facility as of December 31, 2019.

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

The Credit Agreement is secured by domestic receivables. The borrowing limit in the Credit Agreement, as amended, is $125 million and its maturity date is June 30, 2022. The Company had no outstanding borrowings under the Credit Agreement as of September 30, 2020 . As of September 30, 2019 and December 31, 2019 the Company had outstanding borrowings under the Credit Agreement of $25.0 million and $72.0 million, respectively.

The Credit Agreement provides for a revolving credit line with interest on borrowings under the facility at prime rate plus 1.00%. In addition, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the line, and ranges from 0.30% per annum to 0.50% per annum depending on usage. A portion of the revolving credit facility, up to a maximum of $20 million, is available for the issuance of letters of credit. The Company had outstanding letters of credit under the Credit Agreement of $1.0 million, $1.2 million and $1.2 million as of September 30, 2020 and 2019 and December 31, 2019, respectively. The Credit Agreement provides for certain prepayment penalties if it is terminated on or before its first and second anniversary date, subject to certain exceptions.

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

The Company’s effective tax rate for the nine months ended September 30, 2020 was 17.3%, compared to 24.4% for the nine months ended September 30, 2019. The decrease is primarily attributable to the remeasurement of unrecognized tax benefits and, to a lesser extent, the loss of excess tax benefits on stock compensation.

As of September 30, 2020, the balance of unrecognized tax benefits was $31.5 million, which is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, $4.0 million of which, if recognized, would favorably affect the effective tax rate in the period of recognition. The Company had $51.3 million and $53.6 million of unrecognized tax benefits as of September 30, 2019 and December 31, 2019, respectively. During the three months ended September 30, 2020, the Company closed a Joint Committee on Taxation review of certain tax returns that were filed during 2018 in conjunction with the refunds claimed on those returns. The closing of the Joint Committee on Taxation review resulted in the remeasurement of unrecognized tax benefits, and a

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

discrete benefit of $11.6 million was recognized as a component of the effective tax rate for the quarter. The Company believes that it has adequately accounted for any material tax uncertainties in its existing reserves for all open tax years.

The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. The statute of limitations related to the Company’s consolidated Federal income tax returns is closed for all tax years up to and including 2015. However, the 2014 tax year will be open to the extent of the net operating loss which the Company intends to carry back from the 2019 tax return. The years open to examination by state, local and foreign government authorities vary by jurisdiction, but the statute of limitation is generally three years from the date the tax return is filed. For jurisdictions that have generated net operating losses, carryovers may be subject to the statute of limitations applicable for the year those carryovers are utilized. In these cases, the period for which the losses may be adjusted will extend to conform with the statute of limitations for the year in which the losses are utilized. In most circumstances, this is expected to increase the length of time that the applicable taxing authority may examine the carryovers by one year or longer, in limited cases.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES Act did not have a material tax impact on the Company's consolidated financial condition as of and for the nine months ended September 30, 2020. The Company plans to defer the timing of federal tax estimates and payroll taxes as permitted by the CARES Act and will avail itself of net operating loss carryback provisions to the extent possible, which may include changes to the uncertain tax position reserves.

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

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net income from continuing operations	$93,676	$28,883	$147,450	$98,488
Net loss from discontinued operations	(9)	(1,798)	(297)	(11,323)
Net income	$93,667	$27,085	$147,153	$87,165
Denominator:
Total weighted average basic shares	30,108	33,997	30,880	33,770
Shares applicable to stock-based compensation	255	580	300	722
Total weighted average diluted shares	30,363	34,577	31,180	34,492
Earnings per common share – basic:
Continuing operations	$3.11	$0.85	$4.78	$2.92
Discontinued operations	—	(0.05)	(0.01)	(0.34)
Earnings per common share – basic	$3.11	$0.80	$4.77	$2.58
Earnings per common share – diluted:
Continuing operations	$3.09	$0.83	$4.73	$2.86
Discontinued operations	—	(0.05)	(0.01)	(0.33)
Earnings per common share – diluted	$3.09	$0.78	$4.72	$2.53

For the three months ended September 30, 2020 and 2019, 2,014,449 and 834,158 shares of common stock underlying stock options, respectively, and 970,273 and 7,229 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. For the nine months ended September 30, 2020 and 2019, 2,064,966 and 813,076 shares of common stock underlying stock options, respectively, and 835,192

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

and 13,829 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

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

Geographic Information

The following table presents the Company’s revenue by geographic region for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue
United States	$203,122	$300,609	$811,321	$812,802
Other international countries	1,423	5,003	8,537	16,693
Total revenue	$204,545	$305,612	$819,858	$829,495

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $63.4 million, $50.6 million and $54.5 million at September 30, 2020 and 2019 and December 31, 2019, respectively. The operations for the Company’s businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

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

9.	Related Party Transactions

The Company has an agreement for direct mail production and fulfillment services with a marketing services company where David Fisher, the Company’s Chief Executive Officer and Chairman of the Board, also served as a member of the marketing services company’s board of directors until October 1, 2020, when the marketing services company was acquired by a non-affiliated third party. As a result, David Fisher is no longer a member of the board of directors of and has no further involvement with the marketing services company. The Company incurred $0.1 million and $4.6 during the three months ended September 30, 2020 and 2019, respectively, and $4.8 million and $10.5 during the nine months ended September 30, 2020 and 2019, respectively, in expenses related to these services. As of September 30, 2020 and 2019 and December 31, 2019, the Company owed the agency $48 thousand, $4.4

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

million and $4.6 million, respectively, related to services provided, which was included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

The Company believes that the agreement described above has been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

10.	Fair Value Measurements

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

During the three and nine months ended September 30, 2020 and 2019, there were no transfers of assets or liabilities in or out of Level 1, Level 2 or Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Effective January 1, 2020, the Company elected the fair value option to account for all loans and finance receivables.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2020 and 2019 and December 31, 2019 are as follows (dollars in thousands):

	September 30,	Fair Value Measurements Using
	2020	Level 1	Level 2	Level 3
Financial assets:
Installment loans and RPAs(1)(2)	$505,935	$—	$—	$505,935
Line of credit accounts(1)	187,435	—	—	187,435
Non-qualified savings plan assets(3)	3,544	3,544	—	—
Investment in trading security(4)	16,657	16,657	—	—
Total	$713,571	$20,201	$—	$693,370

	September 30,	Fair Value Measurements Using
	2019	Level 1	Level 2	Level 3
Financial assets:
Non-qualified savings plan assets(3)	$2,873	$2,873	$—	$—
Total	$2,873	$2,873	$—	$—

	December 31,	Fair Value Measurements Using
	2019	Level 1	Level 2	Level 3
Financial assets:
Non-qualified savings plan assets(3)	$2,867	$2,867	$—	$—
Investment in trading security(4)	11,449	11,449	—	—
Total	$14,316	$14,316	$—	$—

(1)	Installment loans and RPAs and line of credit accounts are included in “Loans and finance receivables at fair value” in the consolidated balance sheets subsequent to December 31, 2019.
(2)	Installment loans and RPAs include $339.4 million in assets of consolidated VIEs as of September 30, 2020.
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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company primarily estimates the fair value of its loan and finance receivables portfolio using discounted cash flow models that have been internally developed. The models use inputs that are unobservable but reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value. The following table presents quantitative information about the significant unobservable inputs used for the Company’s loan and finance receivables fair value measurements as of September 30, 2020:

	September 30, 2020
			Weighted
	Minimum	Maximum	Average(1)
Consumer near-prime(2)
Net loss rates(5)	31.1%	32.5%	31.1%
Prepayment rates(5)	7.2%	25.1%	24.6%
Servicing costs(5)	3.0%	3.0%	3.0%
Discount rates	18.5%	18.5%	18.5%

Consumer sub-prime(3)
Net loss rates(5)	13.1%	32.5%	28.7%
Prepayment rates(5)(6)	7.2%	26.5%	11.0%
Servicing costs(5)	6.5%	28.0%	6.9%
Discount rates	23.5%	23.5%	23.5%

Small business(4)
Net loss rates(5)	5.8%	29.4%	26.7%
Prepayment rates(5)	14.7%	21.2%	19.6%
Servicing costs(5)	1.7%	1.7%	1.7%
Discount rates	13.5%	13.5%	13.5%

(1)	Weighted by relative principal balance.
(2)	Includes installment loans and line of credit accounts from the NetCredit brand.
(3)	Includes installment loans and line of credit accounts from the CashNetUSA and Simplic brands.
(4)	Includes installment loans, RPAs and line of credit accounts from the Headway and The Business Backer brands.
(5)	Figure disclosed as a percentage of outstanding principal balance.
(6)	Not relevant for single-pay loans.

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

The Company had no liabilities measured at fair value on a recurring basis as of September 30, 2020 and 2019 and December 31, 2019.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At September 30, 2020 and 2019 and December 31, 2019, there were no assets or liabilities recorded at fair value on a non-recurring basis.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of September 30, 2020 and 2019 and December 31, 2019 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	September 30,	Fair Value Measurements Using
	2020	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$490,033	$490,033	$—	$—
Restricted cash (1)	45,017	45,017	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$541,968	$535,050	$—	$6,918
Financial liabilities:
Securitization notes	248,598	—	250,510	—
8.50% senior notes due 2024	250,000	—	234,383	—
8.50% senior notes due 2025	375,000	—	355,140	—
Total	$873,598	$—	$840,033	$—

	Balance at
	September 30,	Fair Value Measurements Using
	2019	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$28,864	$28,864	$—	$—
Restricted cash (1)	18,619	18,619	—	—
Installment loans and RPAs, net (3)(4)	688,754	—	—	726,192
Line of credit accounts, net (3)	261,434	—	—	261,434
Investment in unconsolidated investee (2)	6,703	—	—	6,703
Total	$1,004,374	$47,483	$—	$994,329
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,703	$—	$—	$1,703
Revolving line of credit	25,000	—	—	25,000
Securitization notes	236,052	—	236,668	—
8.50% senior notes due 2024	250,000	—	235,065	—
8.50% senior notes due 2025	375,000	—	343,665	—
Total	$887,755	$—	$815,398	$26,703

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Balance at
	December 31,	Fair Value Measurements Using
	2019	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$35,895	$35,895	$—	$—
Restricted cash (1)	45,069	45,069	—	—
Installment loans and RPAs, net (3)(4)	760,815	—	—	848,818
Line of credit accounts, net (3)	301,835	—	—	338,765
Investment in unconsolidated investee (2)	6,703	—	—	6,703
Total	$1,150,317	$80,964	$—	$1,194,286
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,511	$—	$—	$1,511
Revolving line of credit	72,000	—	—	72,000
Securitization notes	307,885	—	308,513	—
8.50% senior notes due 2024	250,000	—	238,750	—
8.50% senior notes due 2025	375,000	—	355,691	—
Total	$1,006,396	$—	$902,954	$73,511

(1)	Restricted cash includes $42.7 million, $18.6 million and $42.4 million in assets of consolidated VIEs as of September 30, 2020 and 2019 and December 31, 2019, respectively.
(2)	Investment in unconsolidated investee is included in “Other assets” in the consolidated balance sheets.
(3)	Installment loans and RPAs and line of credit accounts are included in “Loans and finance receivables, net” in the consolidated balance sheets prior to January 1, 2020.
(4)	Installment loan and RPAs, net include $340.0 million and $420.7 million in net assets of consolidated VIEs as of September 30, 2019 and December 31, 2019, respectively.

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

Subsequent events have been reviewed through the date these financial statements were available to be issued. Refer to Note 2, Acquisitions, for discussion of the Company’s acquisition of OnDeck, which closed on October 13, 2020.

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

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services. In 2019, we extended approximately $2.2 billion in credit or financing to borrowers and for the nine months ended September 30, 2020, we extended approximately $0.7 billion in credit or financing to borrowers. As of September 30, 2020, we offered or arranged loans or draws on lines of credit to consumers in 40 states in the United States and Brazil. We also offered financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through September 30, 2020, we have completed over 52.6 million customer transactions and collected more than 37 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include installment loans and receivables purchase agreements (“RPAs”) and line of credit accounts.

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

We have developed proprietary underwriting systems based on data we have collected over our 16 years of experience. These systems employ advanced risk analytics to decide whether to approve financing transactions, to structure the amount and terms of the financings we offer pursuant to jurisdiction-specific regulations and to provide customers with their funds quickly and efficiently. Our systems closely monitor collection and portfolio performance data that we use to continually refine the analytical models and statistical measures used in making our credit, purchase, marketing and collection decisions.

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

•

Installment loans. Installment loans are unsecured loans written by us or by a third-party lender through our credit services organization and credit access business programs, which we refer to as our CSO programs, that we arrange and guarantee. Installment loans includes longer-term loans that require the outstanding principal balance to be paid down in multiple installments and shorter-term single payment loans. We offer, or arrange through our CSO programs, multi- or single-payment unsecured consumer loan products in 39 states in the United States and small business installment loans in 18 states. We also offer multi-payment unsecured consumer installment loan products in Brazil. Terms for our multi-payment installment loan products range between two and 60 months and single-pay consumer loans generally have terms of seven to 90 days. Loans may be repaid early at any time with no additional prepayment charges. Installment loans that we originated and purchased contributed approximately 46.9% of our total revenue for the nine months ended September 30, 2020 and 54.6% for the nine months ended September 30, 2019.

We have been investing and will continue to invest in the growth of our near-prime installment lending portfolio.

•

Line of credit accounts. As of September 30, 2020, we offered new consumer line of credit accounts in 12 states (and continue to service existing line of credit accounts in one additional state) in the United States and business line of credit accounts in 36 states in the United States, which allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with the terms of their line of credit account. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit. Our line of credit accounts contributed approximately 50.1% of our total revenue for the nine months ended September 30, 2020 and 43.6% for the nine months ended September 30, 2019.

•

Receivables purchase agreements. Under RPAs, small businesses receive funds in exchange for a portion of the business’s future receivables at an agreed upon discount. In contrast, lending is a commitment to repay principal and interest. A small business customer who enters into a RPA commits to delivering a percentage of its receivables through ACH or wire debits or by splitting credit card receipts until all purchased receivables are delivered. We offer RPAs in all 50 states and in Washington D.C. in the United States. Revenue earned from RPAs contributed 2.4% of our total revenue for the nine months ended September 30, 2020 and 1.7% for the nine months ended September 30, 2019.

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

As of September 30, 2020 and 2019, the outstanding amount of active and current consumer loans originated by third-party lenders under the CSO programs was $8.1 million and $23.6 million, respectively, which were guaranteed by us.

•

Bank program. In March 2016, we launched a program with a state-chartered bank where we provided technology, loan servicing and marketing services to the bank. Our bank partner offered unsecured consumer installment loans. We also had the ability to purchase loans originated through this program. In May 2018, as a result of a change in the law in Ohio, our bank partner suspended lending and we suspended purchasing loans through this program. In December 2019, we launched a similar Bank Program, whereby our bank partner offers unsecured consumer installment loans in multiple states in the United States. Revenue generated from this program for the nine months ended September 30, 2020 and 2019 was 2.6% and 1.0% of our total revenue, respectively.

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

OUR MARKETS

We currently provide our services in the following countries:

•

United States. We began our online business in the United States in May 2004. As of September 30, 2020, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, Headway Capital at www.headwaycapital.com and The Business Backer at www.businessbacker.com.

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

COVID-19

The COVID-19 pandemic has, and will likely continue to, severely impact global economic conditions, resulting in substantial volatility in the financial markets, increased unemployment, and operational challenges resulting from measures that governments have imposed to control its spread. We have implemented a number of procedures in response to the pandemic to support the safety and well-being of our employees, customers and stockholders that continue through the date of this report:

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

In the third quarter of 2020 requests for deferrals and modifications decreased meaningfully. Since the beginning of the pandemic, we have assessed performance of borrowers that had elected to defer or modify loan payments during the pandemic. As of September 30, 2020, our collection data does not appear to indicate increased risk with these borrowers. As modifications and deferrals do not appear to be a strong indicator of future activity, we did not make an adjustment to the fair value of these loans at September 30, 2020 based on current or past modification or deferral. Charge-offs in the quarter trended below the pre-COVID-19 rates. Further, delinquency levels were also lower than pre-COVID historical averages. However, COVID-19 positive test results were increasing in various parts of the country, with many viewing the near- and intermediate-term outlook as negative in regards to control of the pandemic, business reopening/closing trends, unemployment, and the economy in general. Further, there are considerable unknowns related to the November election in the United States and ultimate impacts on loan performance. Similar to the June 30, 2020 valuation, management concluded that the probability of future charge-offs was higher than what we had experienced in the past and, therefore, increased anticipated charge-offs in our fair value models, which reduced the fair value of our portfolio at September 30, 2020. As the potential variability in expected cash flows is still high, we maintained the elevated discount rates utilized at March 31, 2020 and June 30, 2020 in our valuation as of September 30, 2020.

We continue to closely monitor this pandemic and expect to make future changes to respond to the situation as it continues to evolve.

HIGHLIGHTS

Our financial results for the three-month period ended September 30, 2020, or the current quarter, are summarized below.

•

Consolidated total revenue decreased $101.1 million, or 33.1%, to $204.5 million in the current quarter compared to $305.6 million for the three months ended September 30, 2019, or the prior year quarter.

•	Consolidated net revenue was $181.8 million in the current quarter. Consolidated gross profit was $143.4 million in the prior year quarter.
•	Consolidated income from operations increased $64.5 million, or 112.2%, to $122.0 million in the current quarter, compared to $57.5 million in the prior year quarter.
•

Consolidated net income was $93.7 million in the current quarter compared to $27.1 million in the prior year quarter. Consolidated diluted income per share was $3.09 in the current quarter compared to $0.78 in the prior year quarter.

OVERVIEW

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Loans and finance receivables revenue	$203,397	$305,387	$814,905	$828,713
Other	1,148	225	4,953	782
Total Revenue	204,545	305,612	819,858	829,495
Change in Fair Value	(22,777)	—	(379,168)	—
Cost of Revenue	—	(162,186)	—	(404,477)
Net Revenue/Gross Profit	181,768	143,426	440,690	425,018
Expenses
Marketing	4,629	34,505	42,175	79,427
Operations and technology	17,702	20,717	65,472	61,353
General and administrative	33,656	27,267	83,943	84,562
Depreciation and amortization	3,770	3,433	11,444	11,048
Total Expenses	59,757	85,922	203,034	236,390
Income from Operations	122,011	57,504	237,656	188,628
Interest expense, net	(18,634)	(18,235)	(59,387)	(55,853)
Foreign currency transaction (loss) gain	(30)	(12)	(7)	(190)
Loss on early extinguishment of debt	—	—	—	(2,321)
Income before Income Taxes	103,347	39,257	178,262	130,264
Provision for income taxes	9,671	10,374	30,812	31,776
Net income from continuing operations	93,676	28,883	147,450	98,488
Net loss from discontinued operations	(9)	(1,798)	(297)	(11,323)
Net Income	$93,667	$27,085	$147,153	$87,165
Earnings Per Share:
Earnings per common share - diluted:
Continuing operations	$3.09	$0.83	$4.73	$2.86
Discontinued operations	—	(0.05)	(0.01)	(0.33)
Total earnings common share - diluted	$3.09	$0.78	$4.72	$2.53

Revenue
Loans and finance receivables revenue	99.4%	99.9%	99.4%	99.9%
Other	0.6	0.1	0.6	0.1
Total Revenue	100.0	100.0	100.0	100.0
Change in Fair Value	(11.1)	—	(46.2)	—
Cost of Revenue	—	(53.1)	—	(48.8)
Net Revenue/Gross Profit	88.9	46.9	53.8	51.2
Expenses
Marketing	2.3	11.3	5.2	9.6
Operations and technology	8.7	6.8	8.0	7.4
General and administrative	16.5	8.9	10.2	10.2
Depreciation and amortization	1.8	1.1	1.4	1.3
Total Expenses	29.3	28.1	24.8	28.5
Income from Operations	59.6	18.8	29.0	22.7
Interest expense, net	(9.1)	(6.0)	(7.2)	(6.7)
Foreign currency transaction (loss) gain	—	—	—	—
Loss on early extinguishment of debt	—	—	—	(0.3)
Income before Income Taxes	50.5	12.8	21.8	15.7
Provision for income taxes	4.7	3.3	3.8	3.8
Net income from continuing operations	45.8	9.5	18.0	11.9
Net loss from discontinued operations	—	(0.6)	—	(1.4)
Net Income	45.8%	8.9%	18.0%	10.5%

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income from continuing operations	$93,676	$28,883	$147,450	$98,488
Adjustments:
Acquisition-related costs	6,593	—	6,593	—
Lease termination and cease-use costs	—	—	—	726
Loss on early extinguishment of debt	—	—	—	2,321
Intangible asset amortization	27	268	562	803
Stock-based compensation expense	3,768	3,387	10,888	9,784
Foreign currency transaction loss (gain)	30	12	7	190
Cumulative tax effect of adjustments	(2,454)	(852)	(4,251)	(3,214)
Discrete tax adjustments	(11,604)	—	(11,604)	(141)
Adjusted earnings	$90,036	$31,698	$149,645	$108,957

Diluted earnings per share from continuing operations	$3.09	$0.83	$4.73	$2.86
Adjustments:
Acquisition-related costs	0.22	—	0.21	—
Lease termination and cease-use costs	—	—	—	0.02
Loss on early extinguishment of debt	—	—	—	0.07
Intangible asset amortization	—	0.01	0.02	0.02
Stock-based compensation expense	0.12	0.10	0.35	0.28
Foreign currency transaction loss (gain)	—	—	—	—
Cumulative tax effect of adjustments	(0.08)	(0.02)	(0.14)	(0.09)
Discrete tax adjustments	(0.38)	—	(0.37)	—
Adjusted earnings per share	$2.97	$0.92	$4.80	$3.16

Adjusted EBITDA

The table below shows Adjusted EBITDA, which is a non-GAAP measure that we define as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, taxes, and stock-based compensation expense. We believe Adjusted

EBITDA is used by investors to analyze operating performance and evaluate our ability to incur and service debt and our capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess our estimated enterprise value. In addition, we believe that the adjustments for acquisition-related costs, loss on early extinguishment of debt and lease termination and cease-use costs shown below are useful to investors in order to allow them to compare our financial results during the periods shown without the effect of the expense items. The computation of Adjusted EBITDA, as presented below, may differ from the computation of similarly-titled measures provided by other companies (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income from continuing operations	$93,676	$28,883	$147,450	$98,488
Depreciation and amortization expenses	3,770	3,433	11,444	11,048
Interest expense, net	18,634	18,235	59,387	55,853
Foreign currency transaction loss	30	12	7	190
Provision for income taxes	9,671	10,374	30,812	31,776
Stock-based compensation expense	3,768	3,387	10,888	9,784
Adjustment:
Acquisition-related costs	6,593	—	6,593	—
Lease termination and cease-use costs	—	—	—	370
Loss on early extinguishment of debt	—	—	—	2,321
Adjusted EBITDA	$136,142	$64,324	$266,581	$209,830

Adjusted EBITDA margin calculated as follows:
Total Revenue	$204,545	$305,612	$819,858	$829,495
Adjusted EBITDA	136,142	64,324	266,581	209,830
Adjusted EBITDA as a percentage of total revenue	66.6%	21.0%	32.5%	25.3%

Constant Currency Basis

In addition to reporting financial results in accordance with GAAP, we have provided certain other non-GAAP financial information on a constant currency basis. Outside the United States, we currently operate in Brazil. During the current quarter, 0.7% of our revenue originated in currencies other than the U.S. Dollar, principally the Brazilian Real. As a result, changes in our reported revenue and profits include the impacts of changes in foreign currency exchange rates. We provide constant currency assessments in the following discussion and analysis to isolate the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. All conversion rates below are based on the U.S. Dollar equivalent to the applicable foreign currency:

	Three Months Ended
	September 30,
	2020	2019	% Change
Brazilian Real	0.1858	0.2517	(26.2)%

	Nine Months Ended
	September 30,
	2020	2019	% Change
Brazilian real	0.1989	0.2575	(22.8)%

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

THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2019

Revenue, Net Revenue and Gross Profit

Revenue decreased $101.1 million, or 33.1%, to $204.5 million for the current quarter as compared to $305.6 million for the prior year quarter. On a constant currency basis, revenue decreased by $100.5 million, or 32.9%, for the current quarter compared to the prior year quarter. The decrease was driven by a 43.1% decrease in revenue from our sub-prime, an 8.8% decrease in revenue from our near-prime and a 25.7% decrease in revenue from our small business portfolios due to lower loan originations and lower average loan balances in the current quarter compared to the prior year quarter.

Net revenue for the current quarter was $181.8 million compared to gross profit of $143.4 million for the prior year quarter. Our consolidated net revenue margin was 88.9% for the current quarter compared to gross profit of 46.9% for the prior year quarter. The increase in net revenue margin was driven by lower delinquency rates and lower than expected charge-offs as a result of portfolio seasoning and lower originations.

The following table sets forth the components of revenue and gross profit, separated by product for the current quarter and the prior year quarter (in thousands):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Revenue by product:
Installment loans and RPAs	$103,674	$159,025	$(55,351)	(34.8)%
Line of credit accounts	99,723	146,362	(46,639)	(31.9)
Total loans and finance receivables revenue	203,397	305,387	(101,990)	(33.4)
Other	1,148	225	923	410.2
Total revenue	204,545	305,612	(101,067)	(33.1)
Change in fair value	(22,777)	—	(22,777)	100.0
Cost of revenue	—	(162,186)	162,186	(100.0)
Net revenue/gross profit	$181,768	$143,426	$38,342	26.7%

Revenue by product (% to total):
Installment loans and RPAs	50.7%	52.0%
Line of credit accounts	48.7	47.9
Total loans and finance receivables revenue	99.4	99.9
Other	0.6	0.1
Total revenue	100.0	100.0
Change in fair value	(11.1)	—
Cost of revenue	—	(53.1)
Net revenue/gross profit	88.9%	46.9%

Loan and Finance Receivable Balances

The fair value of our loan and finance receivable portfolio in our consolidated financial statements at September 30, 2020 was $693.4 million with an outstanding principal balance of $651.3 million. Our loan and finance receivable balance in our consolidated financial statements as of September 30, 2019 was $1,109.9 million, before the allowance for losses of $159.7 million. The fair value of the combined loan and finance receivables portfolio includes $7.4 million with an outstanding principal balance of $6.9 million of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of September 30, 2020. The combined loan and finance receivables portfolio includes $23.6 million as of September 30, 2019 of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of September 30, 2019 before the liability for estimated losses of $1.7 million provided in “Accounts payable and accrued expenses” in our consolidated financial statements for September 30, 2019.

The near-prime consumer installment portfolio balance increased to 58.5% of our combined loan and finance receivable portfolio balance as of September 30, 2020, compared to 49.0% as of September 30, 2019. The outstanding loan balance for our consumer line of credit product decreased to 21.7% of our combined loan and finance receivable portfolio balance as of September 30, 2020, compared to 23.4% as of September 30, 2019. Our portfolio of loans and finance receivables serving the needs of small businesses decreased to 11.9% as of September 30, 2020, compared to 13.1% as of September 30, 2019. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

The following tables summarize loan and finance receivable balances outstanding as of September 30, 2020 and 2019 (in thousands):

	As of September 30, 2020
		Guaranteed
	Company	by the
	Owned(a)	Company(a)	Combined(b)
Installment loans and RPAs
Principal	$481,621	$6,905	$488,526
Fair value	505,935	7,411	513,346
Fair value as a % of principal	105.0%	107.3%	105.1%
Line of credit accounts
Principal	$169,668	$—	$169,668
Fair value	187,435	—	187,435
Fair value as a % of principal	110.5%	—%	110.5%
Total loans and finance receivables
Principal	$651,289	$6,905	$658,194
Fair value	693,370	7,411	700,781
Fair value as a % of principal	106.5%	107.3%	106.5%

	As of September 30, 2019
		Guaranteed
	Company	by the
	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables balances:
Installment loans and RPAs	$773,077	$23,648	$796,725
Line of credit accounts	336,847	—	336,847
Total ending loans and finance receivables, gross	1,109,924	23,648	1,133,572
Less: Allowance and liabilities for losses(a)	(159,736)	(1,703)	(161,439)
Total ending loans and finance receivables, net	$950,188	$21,945	$972,133
Allowance and liability for losses as a % of loans and finance receivables, gross	14.4%	7.2%	14.2%

(a)

GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

(b)	Except for allowance and liability for estimated losses, amounts shown represent non-GAAP measures.

At September 30, 2020, the ratio of fair value as a percentage of principal was 106.5% on company owned loans and finance receivables and 106.5% on combined loans and finance receivables. These ratios increased during the quarter as the portfolio seasoned with the reduced level of originations, particularly to new customers, which carry a higher risk of charge-off. The increases were partially offset by higher expected future charge-offs at September 30, 2020, as discussed in “Results of Operations—COVID-19” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Average Amount Outstanding per Loan

The average amount outstanding per loan is calculated as total combined loans, including accrued interest and fees, at the end of the period divided by the total number of combined loans outstanding at the end of the period. The following table shows the average amount outstanding per loan by product at September 30, 2020 and 2019:

	As of September 30,
	2020	2019
Average amount outstanding per loan (in ones)(a)
Installment loans(b)(c)	$2,334	$1,597
Line of credit accounts	1,490	1,703
Total loans(b)(c)	$1,999	$1,629

(a)	The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.
(b)

Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

(c)	Excludes RPAs.

The average amount outstanding per loan increased to $1,999 from $1,629 during the current quarter compared to the prior year quarter, due primarily to a mix shift toward near-prime installment loan products, which generally have higher average amounts outstanding compared to subprime installment loan and line of credit products.

Average Loan Origination

The average loan origination amount is calculated as the total principal amount of combined loans originated and renewed for the period divided by the total number of combined loans originated and renewed for the period. The following table shows the average loan origination amount by product for the current quarter compared to the prior year quarter:

	Three Months Ended
	September 30,
	2020	2019
Average loan origination amount (in ones) (a)
Installment loans (b)(d)	$436	$883
Line of credit accounts (c)	265	416
Total loans (b)(d)	$330	$644

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)

Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount decreased to $330 from $644 during the current quarter compared to the prior year quarter, due primarily to our deliberate reduction in origination amounts to mitigate risks associated with the COVID-19 pandemic, and a greater mix of line of credit draws from existing customer accounts which are generally smaller than initial new customer draws.

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

The payment status of a customer, including the degree of any delinquency, is a significant factor in determining estimated charge-offs in the cash flow models that we use to determine fair value. The following table shows payment status on outstanding principal, interest and fees as of the end of each of the last five quarters (in thousands):

	2019		2020
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$1,086,163	$1,210,262	$1,145,748	$816,905	$698,964
Guaranteed by the Company(a)	23,648	27,560	11,798	6,054	8,100
Ending combined loan and finance receivables balance(b)	$1,109,811	$1,237,822	$1,157,546	$822,959	$707,064
> 30 days delinquent	77,772	83,315	86,294	36,797	25,841
> 30 days delinquency rate	7.0%	6.7%	7.5%	4.5%	3.7%

(a)	Represents loans originated by third-party lenders through the CSO programs that we have not yet purchased, which are not included in our consolidated balance sheets.
(b)	Non-GAAP measure.

Installment Loans and RPAs

The following table includes financial information for our installment loans and RPAs. Delinquency metrics include principal, interest, and fees, and only amounts that are past due (in thousands):

	2019		2020
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Installment loans and RPAs:
Installment and RPA combined loan and finance receivable principal balance:
Company owned	$720,721	$792,397	$748,422	$570,490	$481,621
Guaranteed by the Company(a)	23,549	27,455	10,287	5,195	6,905
Total combined loan and finance receivable principal balance(b)	$744,270	$819,852	$758,709	$575,685	$488,526
Installment and RPA combined loan and finance receivable fair value balance:
Company owned	$—	$—	$772,469	$587,540	$505,935
Guaranteed by the Company(a)	—	—	12,445	6,614	7,411
Ending combined loan and finance receivable fair value balance(b)	$—	$—	$784,914	$594,154	$513,346
Fair value as a % of principal(b)(c)	—%	—%	103.5%	103.2%	105.1%
Installment and RPA combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$749,324	$820,430	$776,692	$590,576	$500,507
Guaranteed by the Company(a)	23,648	27,560	11,798	6,054	8,100
Ending combined loan and finance receivable balance(b)	$772,972	$847,990	$788,490	$596,630	$508,607
Ending allowance and liability for losses (prior to FVO adoption)	$86,027	$87,448	$—	$—	$—
Allowance for losses as a % of combined loan and finance receivable balance(b)(c)	11.1%	10.3%	—%	—%	—%
Average installment and RPA combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$718,307	$783,362	$803,018	$680,674	$539,708
Guaranteed by the Company(a)(d)	23,031	24,723	17,846	7,553	6,855
Average combined loan and finance receivable balance(b)(d)	$741,338	$808,085	$820,864	$688,227	$546,563

Revenue	$159,025	$168,917	$174,034	$126,224	$103,674
Cost of revenue/change in fair value	(78,264)	(90,477)	(131,517)	(70,170)	(6,044)
Gross profit/net revenue	80,761	78,440	42,517	56,054	97,630
Gross profit margin/net revenue margin	50.8%	46.4%	24.4%	44.4%	94.2%
Cost of revenue/change in fair value as a % of average combined loan and finance receivable balance(b)(d)	10.6%	11.2%	16.0%	10.2%	1.1%

Delinquencies:
> 30 days delinquent	$44,904	$46,783	$47,502	$22,256	$18,007
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	5.8%	5.5%	6.0%	3.7%	3.5%

Charge-offs:
Charge-offs (net of recoveries)	$79,577	$89,114	$96,272	$71,362	$15,247
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	10.7%	11.0%	11.7%	10.4%	2.8%

(a)	Represents loans originated by third-party lenders through the CSO programs that we have not yet purchased, which are not included in our consolidated balance sheets.
(b)	Non-GAAP measure.
(c)	Determined using period-end balances.
(d)	The average installment and RPA combined loan and finance receivable balance is the average of the month-end balances during the period.

The combined ending loan balance, including principal and accrued fees/interest outstanding, of installment loans and RPAs at September 30, 2020 decreased 34.2% to $508.6 million compared to $773.0 million at September 30, 2019, due primarily to lower originations driven by our strategic efforts to mitigate risks associated with the COVID-19 pandemic since March 2020.

The percentage of loans greater than 30 days delinquent decreased to 3.5% at September 30, 2020, compared to 5.8% at September 30, 2019. The decrease was driven primarily by having a more seasoned and lower risk portfolio remaining as originations were low during the last six months and the majority of higher risk loans to new customers originated in prior quarters have been charged off.

Charge-offs (net of recoveries) as a percentage of average combined loan balance decreased to 2.8% for the current quarter, compared to 10.7% for the prior year quarter, driven primarily by having a more seasoned and lower risk portfolio remaining as originations were lower for the last six months and the majority of loans to new customers originated in prior quarters have been charged off.

The ratio of fair value as a percentage of principal on installment loans and RPAs was 105.1% at September 30, 2020, compared to 103.2% at June 30, 2020. The increase during the quarter was primarily driven by the seasoning of the portfolio with reduced level of originations, particularly to new customers, partially offset by higher expected future charge-offs at September 30, 2020, as discussed in “Results of Operations—COVID-19” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Line of Credit Accounts

The following table includes financial information for our line of credit accounts. Delinquency metrics include principal, interest, and fees, and only amounts that are past due (in thousands):

	2019		2020
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Line of credit accounts:
Total loan principal balance	$282,556	$329,011	$312,986	$197,114	$169,668
Ending loan fair value balance	—	—	320,738	212,122	187,435
Fair value as a % of principal(a)	—%	—%	102.5%	107.6%	110.5%

Ending loan balance, including principal and accrued fees/interest outstanding	$336,839	$389,832	$369,056	$226,329	$198,457
Ending allowance for losses (prior to FVO adoption)	75,413	91,002	—	—	—
Allowance for losses as a % of loan balance(a)	22.4%	23.3%	—%	—%	—%

Average loan balance(b)	$301,213	$358,440	$387,180	$291,507	$208,248

Revenue	$146,362	$174,227	$185,772	$125,478	$99,723
Cost of revenue/change in fair value	(83,922)	(107,940)	(104,202)	(50,502)	(16,733)
Gross profit/net revenue	62,440	66,287	81,570	74,976	82,990
Gross profit margin/net revenue margin	42.7%	38.0%	43.9%	59.8%	83.2%
Cost of revenue/change in fair value as a % of average loan balance(b)	27.9%	30.1%	26.9%	17.3%	8.0%

Delinquencies:
> 30 days delinquent	$32,868	$36,532	$38,792	$14,541	$7,834
> 30 days delinquent as a % of loan balance(a)	9.8%	9.4%	10.5%	6.4%	3.9%

Charge-offs:
Charge-offs (net of recoveries)	$59,928	$92,351	$106,952	$84,613	$19,919
Charge-offs (net of recoveries) as a % of average loan balance(b)	19.9%	25.8%	27.6%	29.0%	9.6%

(a)	Determined using period-end balances.
(b)	The average loan balance for line of credit accounts is the average of the month-end balances during the period.

The combined ending loan balance, including principal and accrued fees/interest outstanding, of line of credit accounts at September 30, 2020 decreased 41.1% to $198.5 million compared to $336.8 million at September 30, 2019, due primarily to lower consumer line of credit account balances driven primarily by our strategic efforts to mitigate the risks associated with the COVID-19 pandemic.

The percentage of loans greater than 30 days delinquent decreased to 3.9% at September 30, 2020, compared to 9.8% at September 30, 2019. The decrease was driven primarily by having a more seasoned and lower risk portfolio remaining as originations were lower during the last six months and the majority of loans to new customers originated in prior quarters have been charged off.

Charge-offs (net of recoveries) as a percentage of average loan balance decreased to 9.6% for the current quarter, compared to 19.9% in the prior year quarter, due primarily having a more seasoned and lower risk portfolio remaining as originations were low during the last six months and the majority of higher risk loans to new customers originated in prior quarters have been charged off.

The ratio of fair value as a percentage of principal on line of credit accounts was 110.5% at September 30, 2020, compared to 107.6% at June 30, 2020. The increase during the quarter was primarily driven by the seasoning of the portfolio with reduced level of originations, particularly to new customers, partially offset by higher expected future charge-offs at September 30, 2020 , as discussed in “Results of Operations—COVID-19” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Total Expenses

Total expenses decreased $26.1 million, or 30.5%, to $59.8 million in the current quarter, compared to $85.9 million in the prior year quarter. On a constant currency basis, total expenses decreased $25.6 million, or 29.8%, in the current quarter as compared to the prior year quarter.

Marketing expense decreased to $4.6 million in the current quarter compared to $34.5 million in the prior year quarter due primarily to our strategic actions to mitigate risks associated with the COVID-19 pandemic.

Operations and technology expense decreased to $17.7 million in the current quarter compared to $20.7 million in the prior year quarter, due primarily to lower variable underwriting costs and various cost containment initiatives implemented to mitigate the impact of COVID-19.

General and administrative expense increased $6.4 million, or 23.4%, to $33.7 million in the current quarter compared to $27.3 million in the prior year quarter, due primarily to additional consulting and legal expenses related to the acquisition of OnDeck.

Depreciation and amortization expense increased $0.4 million or 9.8% compared to the prior year quarter driven primarily by additional internally-developed software placed into service.

Interest Expense, Net

Interest expense, net increased $0.4 million, or 2.2%, to $18.6 million in the current quarter compared to $18.2 million in the prior year quarter. The increase was due primarily to an increase in the average amount of debt outstanding, which increased $37.0 million to $884.5 million during the current quarter from $847.5 million during the prior year quarter, partially offset by a decrease in the weighted average interest rate on our outstanding debt to 8.38% during the current quarter from 8.54% during the prior year quarter.

Provision for Income Taxes

The effective tax rate from continuing operations of 9.4% in the current quarter was lower than the 26.4% rate recorded in the prior year quarter due primarily to the remeasurement of unrecognized tax benefits and, to a lesser extent, nondeductible executive compensation and the loss of excess tax benefits related to stock based compensation.

As of September 30, 2020, the balance of unrecognized tax benefits was $31.5 million which is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, $4.0 million of which, if recognized, would favorably affect the effective tax rate in the period of recognition. We had $51.3 million and $53.6 million of unrecognized tax benefits as of September 30, 2019 and December 31, 2019, respectively. During the current quarter, we closed a Joint Committee on Taxation review of certain tax returns that were filed during 2018 in conjunction with the refunds claimed on those returns. The closing of the Joint Committee on Taxation review resulted in the remeasurement of unrecognized tax benefits, and a discrete benefit of $11.6 million was recognized as a component of the effective tax rate for the quarter. We believe that we have adequately accounted for any material tax uncertainties in our existing reserves for all open tax years.

Our U.S. tax returns are subject to examination by federal and state taxing authorities. The statute of limitations related to our consolidated Federal income tax returns is closed for all tax years up to and including 2015. However, the 2014 tax year will be open to the extent of the net operating loss which we intend to carry back from the 2019 tax return. The years open to examination by state, local and foreign government authorities vary by jurisdiction, but the statute of limitation is generally three years from the date the tax return is filed. For jurisdictions that have generated net operating losses, carryovers may be subject to the statute of limitations applicable for the year those carryovers are utilized. In these cases, the period for which the losses may be adjusted will extend to conform with the statute of limitations for the year in which the losses are utilized. In most circumstances, this is expected to increase the length of time that the applicable taxing authority may examine the carryovers by one year or longer, in limited cases.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES Act did not have a material tax impact on our consolidated financial condition as of and for the three months ended September 30, 2020. We plan to defer the timing of federal tax estimates and payroll taxes as permitted by the CARES Act and will avail ourselves of net operating loss carryback provisions to the extent possible, which may include changes to the uncertain tax position reserves.

Net Income

Net income increased $66.6 million, or 245.8%, to $93.7 million during the current quarter compared to $27.1 million during the prior year quarter. The increase was due primarily to favorable credit performance in the loan portfolio, reduced marketing and other variable costs associated with the decrease in loan originations, and execution of various cost containment strategies.

NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2019

Revenue, Net Revenue and Gross Profit

Revenue decreased $9.6 million, or 1.2%, to $819.9 million for the nine-month period ended September 30, 2020, or current nine-month period, as compared to $829.5 million for the nine-month period ended September 30, 2019, or prior year nine-month period. On a constant currency basis, revenue decreased by $7.2 million, or 0.9%, for the current nine-month period compared to the prior year nine-month period. The decrease was driven by a 44.1% decrease in revenue from our sub-prime installment portfolio due to lower loan originations, partially offset by a 12.1% increase in revenue from our consumer line of credit, a 16.9% increase in our near-prime installment and a 40.5% increase in revenue from our small business portfolios driven by higher average loan balances in the current nine-month period compared to the prior year nine-month period.

Net revenue for the current nine-month period was $440.7 million compared to gross profit of $425.0 million for the prior year nine-month period. Our consolidated net revenue margin was 53.8% for the current nine-month period compared to gross profit margin of 51.2% for the prior year nine-month period.

The following table sets forth the components of revenue and gross profit, separated by product for the current nine-month period and the prior year nine-month period (in thousands):

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Revenue by product:
Installment loans and RPAs	$403,932	$467,198	$(63,266)	(13.5)%
Line of credit accounts	410,973	361,515	49,458	13.7
Total loans and finance receivables revenue	814,905	828,713	(13,808)	(1.7)
Other	4,953	782	4,171	533.4
Total revenue	819,858	829,495	(9,637)	(1.2)
Change in fair value	(379,168)	—	(379,168)	100.0
Cost of revenue	—	(404,477)	404,477	(100.0)
Net revenue/gross profit	$440,690	$425,018	$15,672	3.7%

Revenue by product (% to total):
Installment loans and RPAs	49.3%	56.3%
Line of credit accounts	50.1	43.6
Total loans and finance receivables revenue	99.4	99.9
Other	0.6	0.1
Total revenue	100.0	100.0
Change in fair value	(46.2)	—
Cost of revenue	—	(48.8)
Net revenue/gross profit	53.8%	51.2%

Average Loan Origination

The average loan origination amount is calculated as the total principal amount of combined loans originated and renewed for the period divided by the total number of combined loans originated and renewed for the period. The following table shows the average loan origination amount by product for the current nine-month period compared to the prior year nine-month period:

	Nine Months Ended
	September 30,
	2020	2019
Average loan origination amount (in ones) (a)
Installment loans (b)(d)	$607	$807
Line of credit accounts (c)	324	396
Total loans (b)(d)	$444	$621

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)

Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

(c)	Represents the average amount of each incremental draw on line of credit accounts.
(d)	Excludes RPAs.

The average loan origination amount decreased to $444 from $621 during the current nine-month period compared to the prior year nine-month period, due primarily to our deliberate reduction in origination amounts to mitigate risks associated with the COVID-19 pandemic, and a greater mix of line of credit draws from existing customer accounts which are generally smaller than initial new customer draws.

Total Expenses

Total expenses decreased $33.4 million, or 14.1%, to $203.0 million in the current nine-month period, compared to $236.4 million in the prior year nine-month period. On a constant currency basis, total expenses decreased $31.8 million, or 13.4%, for the current nine-month period compared to the prior year nine-month period.

Marketing expense decreased to $42.2 million in the current nine-month period compared to $79.4 million in the prior year nine-month period. The decrease was due primarily to the strategic reduction of marketing spend beginning late first quarter to mitigate risks associated with the COVID-19 pandemic.

Operations and technology expense increased to $65.5 million in the current nine-month period compared to $61.4 million in the prior year nine-month period, due primarily to higher selling expenses related to direct costs associated with originating loans that, prior to utilization of the fair value option on our loan portfolio, were deferred and amortized against revenue over the life of the underlying loans. Subsequent to the election of the fair value option, these costs are no longer eligible for deferral.

General and administrative expense decreased $0.7 million, or 0.7%, to $83.9 million in the current nine-month period compared to $84.6 million in the prior year nine-month period, due primarily to various cost containment initiatives implemented to mitigate the impact of COVID-19. Lower personnel and travel-related costs were partially offset by higher consulting and legal expenses related to the acquisition of OnDeck.

Depreciation and amortization expense increased slightly compared to the prior year nine-month period, driven primarily by additional internally-developed software placed into service.

Interest Expense, Net

Interest expense, net increased $3.6 million, or 6.3%, to $59.4 million in the current nine-month period compared to $55.8 million in the prior year nine-month period. The increase was due primarily to an increase in the average amount of debt outstanding, which increased $111.2 million to $976.7 million during the current nine-month period from $865.5 million during the prior year nine-month period, partially offset by an decrease in the weighted average interest rate on our outstanding debt to 8.15% during the current nine-month period from 8.74% during the prior year nine-month period.

Provision for Income Taxes

The effective tax rate of 17.3% in the current nine-month period was lower than the effective tax rate of 24.4% in the prior year nine-month period due primarily to the release of unrecognized tax benefits and, to a lesser extent, the loss of excess tax benefits on stock compensation.

Net Income

Net income increased $60.0 million, or 68.8%, to $147.2 million during the current nine-month period compared to $87.2 million during the prior year nine-month period. The increase was due primarily to favorable credit performance in the loan portfolio, reduced marketing and other variable costs associated with the decrease in loan originations, and execution of various cost containment strategies.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

Given the unprecedented economic circumstances resulting from the COVID-19 pandemic and high degree of uncertainty, we have taken several actions to create a stable and flexible balance sheet that ensures liquidity and funding available to meet our business obligations. We elected to access our committed funding lines prior to March 31, 2020 to preserve optionality in the face of uncertainty, and prior to June 30, 2020 we repaid the outstanding balance of our revolving credit agreement. As of September 30, 2020, we had cash, cash equivalents, and restricted cash of $535.1 million, of which $45.0 million was restricted, compared to $81.0 million, of which $45.1 million was restricted, as of December 31, 2019. As of September 30, 2020, we had committed and undrawn funding capacity of $332.0 million. Based on numerous stressed-case modeling scenarios, we believe we have sufficient liquidity to run our operations for the foreseeable future. Further, we have no recourse debt obligations due until June 2022 and no non-recourse secured lending facilities with maturities before February 2022.

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

On June 30, 2017, we entered into a secured revolving credit agreement (as amended, the “Credit Agreement”). On April 13, 2018, October 5, 2018 and July 1, 2019, we and certain of our operating subsidiaries entered into amendments to our Credit Agreement, as further described below. As of October 26, 2020, our available borrowings under the Credit Agreement were $124.0 million. Since 2016, we have entered into several consumer loan securitization facilities and offered asset-backed notes to fund our growth, primarily in our near-prime consumer installment loan business, as further described below under “Consumer Loan Securitization.” As of October 26, 2020, we had $128.8 million of total committed and undrawn borrowing capacity under our consumer loan securitization facilities. Following the completion of our acquisition of OnDeck on October 13, 2020, we have an additional $425.0 million of total committed borrowing capacity under revolving securitization facilities, backed by certain OnDeck small business loans originated in the United States. As of October 26, 2020 we had $287.1 million of undrawn borrowing capacity related to those facilities. In addition, we have available an uncommitted revolving securitization facility, which is also supported by OnDeck small business loans originated in the United States. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer and small business loan securitization facilities.

As of September 30, 2020, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending, which could be expected to generate additional liquidity.

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

The Credit Agreement is secured by domestic receivables. The borrowing limit in the Credit Agreement, as amended, is $125 million and its maturity date is June 30, 2022. We had no outstanding amount under the Credit Agreement as of September 30, 2020.

The Credit Agreement provides for a revolving credit line with interest on borrowings under the facility at prime rate plus 1.00%. In addition, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the line, and ranges from 0.30% to 0.50% per annum depending on usage. A portion of the revolving credit facility, up to a maximum of $20 million, is available for the issuance of letters of credit. We had outstanding letters of credit under the Credit Agreement of $1.0 million as of September 30, 2020.

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

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash flows provided by operating activities
Cash flows from operating activities - continuing operations	$623,530	$568,606
Cash flows from operating activities - discontinued operations	(297)	37,299
Total cash flows provided by operating activities	623,233	605,905
Cash flows provided by (used in) investing activities
Loans and finance receivables	40,505	(552,067)
Acquisitions, net of cash acquired	(3,597)	—
Purchases of property and equipment	(19,835)	(14,766)
Other investing activities	57	7
Cash flows from investing activities - continuing operations	17,130	(566,826)
Cash flows from investing activities - discontinued operations	—	(20,161)
Total cash flows provided by (used in) investing activities	17,130	(586,987)
Cash flows (used in) provided by financing activities	$(186,103)	$2,616

Cash Flows from Operating Activities

Net cash provided by operating activities from continuing operations increased $54.9 million, or 9.8%, to $623.5 million in the current nine-month period from $568.6 million for the prior year nine-month period. The increase was driven primarily by favorable credit performance of the loan portfolio.

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

Cash Flows from Investing Activities

Net cash from investing activities from continuing operations increased $584.0 million, or 103.0%, for the current nine-month period compared to the prior year nine-month period. This increase was due primarily to the strategic reduction in originations and acquisitions of loans and finance receivables to mitigate risks associated with the COVID-19 pandemic.

Cash Flows from Financing Activities

Cash flows used in financing activities for the current nine-month period were driven primarily by $72.0 million in net payments made under the Credit Agreement, $59.3 million in net payments made under our securitization facilities and $54.6 million in treasury shares purchased. Cash flows provided by financing activities for the prior year nine-month period were driven primarily by $8.8 million in net borrowings under our securitization facilities and $3.0 million in net borrowings under the Credit Agreement, partially offset by $10.7 million in treasury shares purchased.

On September 15, 2017, we announced the Board of Directors had authorized a share repurchase program for the repurchase of up to $25.0 million of our common stock through December 31, 2019. The $25.0 million limit was reached in January 2019, with all share repurchases having been through open market transactions. On January 31, 2019, we announced the Board of Directors had authorized a share repurchase program for the repurchase of up to $50.0 million of our common stock through December 31, 2020. On October 24, 2019, we announced the Board of Directors had authorized a new share repurchase program totaling $75.0 million that expires December 31, 2020. The new program replaced the prior authorization of $50.0 million. During the current nine-month period, we paid $53.5 million to repurchase common stock under the share repurchase program.

OFF-BALANCE SHEET ARRANGEMENTS

In certain markets, we arrange for consumers to obtain consumer loan products from independent third-party lenders through our CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the consumer loan. We are responsible for assessing whether or not we will guarantee such loan. When a customer executes an agreement with us under our CSO programs, we agree, for a fee payable to us by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan received by the customer from the third-party lender if the customer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default, which generally occurs after one payment is missed. As of September 30, 2020 and 2019, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $8.1 million and $23.6 million, respectively, which were guaranteed by us. These loans are not included in our consolidated balance sheets as we do not own the loans prior to default. Our CSO programs are further described under the caption “Products and Services” above.

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

Prior to January 1, 2020, market risks relating to our operations resulted primarily from changes in foreign currency exchange rates and interest rates related to our long-term debt. As disclosed in Note 1 to the Consolidated Financial Statements, we elected the fair value option as of January 1, 2020 and, as a result going forward, carry our loans and finance receivables at fair value with changes in fair value recognized directly in earnings. As of September 30, 2020, we were exposed to interest rate risk on our loans and finance receivables, which have fixed interest rates. The fair values of loans are estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The pricing on many fixed income securities is highly dependent upon interest rates and credit spreads that change on a daily basis. The discount rates utilized in the valuation of our products are not as reactive to minor shifts in underlying interest rates as i.) the interest component is relatively minor in size compared with the non-interest rate component of the discount rate and ii.) a market participant’s basis for adjusting the required rate of return is less likely to be impacted by minor shifts in the underlying interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2020 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has negatively impacted our operations and financial results. The ultimate extent of the impact on our business, financial position, results of operations, liquidity, and prospects is uncertain.

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

While we have seen the initial impact of the pandemic to our operations, the extent of its impact is highly dependent on variables that are difficult to predict, such as the scope and duration of the pandemic, and the success rate of measures taken by the governments to control its spread and stabilize the economy. As of September 30, 2020, COVID-19 positive test results were increasing in various parts of the United States, which may be viewed in the near- and intermediate-term as negative with regard to control of the pandemic. If the pandemic is prolonged or the actions of government are unsuccessful, the adverse impact on the global economy will deepen. We could experience further reduced demand and availability of our products, higher credit losses in our portfolio, impairments of other financial assets, and other negative impacts to our financial position. We could have issues meeting our financial performance covenants, which would require waiver/amendment or could result in default on our financing agreements. We are highly reliant on our employees for our continued operations, and to the extent our employee population is impacted by the pandemic, or the actions by governmental bodies taken in reaction to the pandemic, this could adversely affect our ability to service our customers and to offer our products. Our access to capital markets could be hampered and could lead to a higher cost of capital.

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

We may not achieve the intended benefits of its acquisition of OnDeck, and the acquisition may disrupt our current plans or operations.

We may not be able to successfully integrate the OnDeck business and assets or otherwise realize the expected benefits of the transaction, including anticipated annual operating cost and capital synergies to the extent currently anticipated or at all. Difficulties in integrating OnDeck into our operations may result in the combined company performing differently than expected, in operational challenges or in the failure to realize anticipated synergies and efficiencies in the expected time frame or at all. The integration of the two companies may result in material challenges, including the diversion of management’s attention from ongoing business concerns; retaining key management and other employees; retaining existing business and operational relationships, including customers and other counterparties, and attracting new business and operational relationships; the possibility of faulty assumptions underlying expectations regarding the integration process and associated expenses; consolidating corporate and administrative infrastructures and eliminating duplicative operations; coordinating geographically separate organizations; unanticipated issues in integrating information technology, communications and other systems; as well as unforeseen expenses or delays associated with the acquisition.

The market price of our common stock may decline as a result of the acquisition of OnDeck.

The market price of our common stock may decline as a result of the acquisition if, among other things, the combined company is unable to achieve the expected benefits of the transaction (including anticipated annual operating cost and capital synergies) in connection with the integration of our businesses, or if the transaction costs related to the acquisition are greater than expected. The market price also may decline if the combined company does not achieve the perceived benefits of the transaction as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the acquisition on the combined company’s financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b) (in thousands)
July 1 – July 31, 2020	300	13.78	—	2,397
August 1 – August 31, 2020	—	—	—	2,397
September 1 – September 30, 2020	553	15.62	—	2,397
Total	853	$14.97	—	$2,397

(a)	Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 300 and 553 for the months of July and September, respectively.
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

2.1

Agreement and Plan of Merger dated as of July 28, 2020, among Enova International, Inc., Energy Merger Sub, Inc. an and On Deck Capital, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on July 30, 2020, File No. 001-35503)

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

Date: October 28, 2020	ENOVA INTERNATIONAL, INC.

	By:	/s/ Steven E. Cunningham
Steven E. Cunningham
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)