Form 10-K
period 2020-12-31
Enova International, Inc.
filed 2021-02-26
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of 29,086,583 shares of the registrant’s common stock, par value $0.00001 per share, held by non-affiliates on June 30, 2020 was approximately $432,517,489.

At February 25, 2021 there were 36,288,776 shares of the registrant’s Common Stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2020 Annual Meeting of stockholders are incorporated by reference into Part III of this report.

ENOVA INTERNATIONAL, INC.

YEAR ENDED DECEMBER 31, 2020

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
•

changes in federal or state laws or regulations, or judicial decisions involving licensing or supervision of commercial lenders, interest rate limitations, the enforceability of choice of law provisions in loan agreements, the validity of bank sponsor partnerships, the use of brokers or other significant changes;

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

Overview

We are a leading technology and analytics company focused on providing online financial services. In 2020, we extended approximately $1.2 billion in credit or financing to borrowers. As of December 31, 2020, we offered or arranged loans or draws on lines of credit to consumers in 39 states in the United States and Brazil. We also offered financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through December 31, 2020, we have completed over 53.2 million customer transactions and collected approximately 49 terabytes of currently accessible consumer behavior data, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include short-term loans, line of credit accounts, installment loans and receivables purchase agreements (“RPAs”).

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

We have developed proprietary underwriting systems based on data we have collected over our more than 16 years of experience. These systems employ advanced risk analytics, including machine learning and artificial intelligence, to decide whether to approve financing transactions, to structure the amount and terms of the financings we offer pursuant to jurisdiction-specific regulations and to provide customers with their funds quickly and efficiently. Our systems closely monitor collection and portfolio performance data that we use to continually refine machine learning-enabled analytical models and statistical measures used in making our credit, purchase, marketing and collection decisions. Approximately 90% of models used in our analytical environment are machine learning-enabled.

Our flexible and scalable technology platforms allow us to process and complete customers’ transactions quickly and efficiently. In 2020, we processed approximately 2.0 million transactions, and we continue to grow our loan and finance receivables portfolio and increase the number of customers we serve through desktop, tablet and mobile platforms. Our highly customizable technology platforms allow us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In 2012, we launched a new product in the United States designed to serve near-prime customers. In June 2014, we launched our business in Brazil, where we arrange financing for borrowers through a third-party lender. In addition, in July 2014, we introduced a new line of credit product in the United States to serve the needs of small businesses. In June 2015, we further expanded our product offering by acquiring certain assets of a company that provides financing and installment loans to small businesses by offering RPAs. In January 2020, we acquired Cumulus Funding, Inc. (doing business as Align, “Align”), which offers income share agreements to U.S. consumers with repayment rates based on a percentage of customers’ income. In October 2020, we acquired, through a merger, On Deck Capital Inc. (“OnDeck”), a small business lending company offering lending and funding solutions to small businesses in the U.S., Australia and Canada, to expand our small business offerings. These new products have allowed us to further diversify our product offerings and customer base.

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

Once a potential customer submits an application, we quickly provide a credit or purchase decision. If a loan or financing is approved, we or our lending partner typically fund the loan or financing the next business day or, in some cases, the same day. During the entire process, from application through payment, we provide access to our well-trained customer service team. All of our operations, from customer acquisition through collections, are structured to build customer satisfaction and loyalty, in the event that a customer has a need for our products in the future. We have developed a series of sophisticated proprietary scoring models to support our various products. We believe that these models are an integral component of our operations and allow us to complete a high volume of customer transactions while actively managing risk and the related credit quality of our loan and finance receivable portfolios. We believe our successful application of these technological innovations differentiates our capabilities relative to competing platforms as evidenced by our history of strong growth and stable credit quality.

Products and Services

Our online financing products and services provide customers with a deposit of funds to their bank account in exchange for a commitment to repay the amount deposited plus fees, interest and/or revenue on the receivables purchased. We originate, arrange, guarantee or purchase installment loans, line of credit accounts, receivables purchase agreements (“RPAs”) and income share agreements to consumers and small businesses. We also offer an analytics-as-a-service solution for businesses. We have one reportable segment that includes all of our online financial services.

Installment loans. Installment loans include longer-term loans that require the outstanding principal balance to be paid down in multiple installments and shorter-term single payment loans. Our installment loans are either written directly by us, purchased as part of our Banking Programs as discussed below, or are those that we arrange and guarantee as part of our credit services organization and credit access business programs, which we refer to as our CSO programs. We offer, or arrange through CSO programs, multi- or single-payment unsecured consumer loan products in 39 states in the United States and small business installment loans in 47 states and in Washington D.C. We also offer or arrange multi-payment unsecured consumer installment loan products in Brazil and small business installment loan products in Australia and Canada. Terms for our installment loan products range between two and 60 months, and single-pay consumer loans generally have terms of seven to 90 days. Loans may be repaid early at any time with no additional prepayment charges.

Line of credit accounts. We directly offer, or purchase through our Bank Programs, new consumer line of credit accounts in 31 states (and continue to service existing line of credit accounts in one additional state) in the United States and business line of credit accounts in 47 states and in Washington D.C. in the United States, which allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with the terms of the line of credit account. We also offer small business line of credit accounts in Canada. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit.

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

Income share agreements. Under income share agreements, consumers receive funds in exchange for a percentage of their future income for a set period of time. Unlike a loan, which is a commitment to repay principal and interest and/or fees, with income share structures, payments are based on the consumer’s income and can go all the way to zero if, among other things, the consumer becomes unemployed. We believe the income share agreement product to be promising but is still a nascent offering for us, representing less than 1% of our loans and finance receivables and revenue as of and for the year ended December 31, 2020.

CSO programs. We currently operate a CSO program in Texas. Until April 2019, we also operated a CSO program in Ohio. Through our current and former CSO programs, we provide services related to third-party lenders’ multi- and single-pay installment consumer loan products by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under our CSO program include credit-related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents (“CSO loans”). When a consumer executes an agreement with us under our CSO program, we agree, for a fee payable to us by the consumer, to provide certain services, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. For CSO loans, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. We, in turn, are responsible for assessing whether or not we will guarantee such loan. The guarantee represents an obligation to purchase specific single-payment loans, which for our CSO program, generally have terms of less than 90 days, and specific installment loans, which have terms of four to 12 months, if they go into default.

As of December 31, 2020 and 2019, the outstanding amount of active and current consumer loans originated by third-party lenders under the CSO programs was $10.2 million and $27.6 million, respectively, which were guaranteed by us.

Bank program. The Company operates a program with a bank to provide marketing services and loan servicing for near-prime unsecured consumer installment loans and, beginning in January 2021, line of credit accounts. Under the program, the Company receives marketing and servicing fees while the bank receives an origination fee. The bank has the ability to sell and the Company has the option, but not the requirement, to purchase the loans the bank originates and, in the case of line of credit accounts, a participation interest in those accounts. The Company does not guarantee the performance of the loans and line of credit accounts originated by the bank. As part of the OnDeck business both prior and subsequent to Enova’s acquisition, OnDeck operates a program with a separate bank to provide marketing services and loan servicing for small business installment loans and line of credit accounts. Under the

OnDeck program, the Company receives marketing fees while the bank receives origination fees and certain program fees. The bank has the ability to sell and the Company has the option, but not the requirement, to purchase the installment loans the bank originates and, in the case of line of credit accounts, extensions under those line of credit accounts. The Company does not guarantee the performance of the loans or line of credit accounts originated by the bank.

Decision Management Platform-as-a-Service (“dmPaaS”) and Analytics-as-a-Service (“AaaS”). Launched under our Enova Decisions brand in 2016, we help businesses make better decisions faster by providing our decision management platform and analytics expertise as a service. Our solutions are designed to automate or augment customer decisions including, but not limited to, credit risk, fraud risk, identity verification, customer profitability, payments, and collection. Services offered under our dmPaaS include machine learning model deployment, business rules management, data source connectivity, decision flow authoring, decision simulation, experiments, and real-time decision flow execution via API. Through our AaaS offerings, we provide tailored predictive/prescriptive analytic model development, explainable machine learning, and mathematical optimization. Industries served include financial services, communications, telecommunications, healthcare, and higher education in North America and Asia. Although this program constitutes less than 1% of total revenue, we plan to continue to grow this program through increasing the size of our sales team, adding new partners, and continued enhancement of our technology.

Our Markets

We currently provide our services in the following countries:

United States. We began our online business in the United States in May 2004. As of December 31, 2020, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, OnDeck at www.ondeck.com, Headway Capital at www.headwaycapital.com and The Business Backer at www.businessbacker.com. The United States represented 98.9% of our total revenue in 2020 and 98.2% of our total revenue in 2019.

Brazil. In June 2014, we launched our business in Brazil under the name Simplic at www.simplic.com.br, where we arrange installment loans for a third party lender. We plan to continue to invest in and expand our financial services program in Brazil. Brazil represented 0.9% of total revenue in 2020 and 1.8% of total revenue in 2019.

Australia. As part of our acquisition of OnDeck in October 2020, we offer installment loans to small businesses in Australia through a majority-owned subsidiary.

Canada. As part of our acquisition of OnDeck in October 2020, we offer installment loans and line of credit accounts to small businesses in Canada through an affiliate that we classify as an equity method investment.

United Kingdom. Prior to October 25, 2019, we provided services in the United Kingdom under the names QuickQuid, Pounds to Pocket and On Stride Financial. Due in part to the challenging and uncertain regulatory environment, we evaluated potential courses of action with our regulator, including, but not limited to, a scheme of arrangement, to reduce exposure to complaints about historical lending. On October 24, 2019, we announced our intention to exit the U.K. market and on October 25, 2019, a licensed U.K. insolvency practitioner was appointed as administrator to take control of management of our U.K. businesses. As a result, we have deconsolidated our U.K. businesses and are presenting them as discontinued operations.

Key Financial and Operating Metrics

We have achieved significant growth since we began our online business as we have expanded our product offerings organically and through strategic acquisitions. We measure our business using several financial and operating metrics. Our key metrics include combined loans and finance receivables outstanding, in addition to other measures described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The breakout of the combined loans and finance receivables and revenue of our product offerings is set forth below:

Year ended December 31, 2020
Combined Loans and Finance Receivables by Product
Consumer 48%
Small Business 52%

Year ended December 31, 2020
Revenue by Product
Small Business 11%
Consumer 89%

Our Industry

The internet has transformed how consumers and small businesses shop for and acquire products and services. According to a study by the United Nations, 63% of the world’s population had access to the internet in 2020, a 10% increase from 2015. Cisco’s annual Internet Report reported that global internet usage is expected to increase at a pace of 3% annually through 2023. Accompanying the rise in internet usage is the continued disruption of storefront retail by e-commerce companies like Amazon, as consumers flock to purchase goods and interact with businesses online. With safety concerns due to the COVID-19 pandemic the U.S. Census Bureau Department of Commerce reported e-commerce saw a 37% increase in the third quarter of 2020 compared to 2019. According to the U.S. Census Bureau, e-commerce sales as a percent of total quarterly retail sales in the United States more than tripled from the first quarter of 2009 to the third quarter of 2020, reaching 14%. In addition, a number of traditional financial services, such as banking, bill payment and investing, have become widely available online. A March 2018 report by the Consumer and Community Development Research Section of the Federal Reserve Board’s Division of Consumer and Community Affairs found that approximately 50% of bank customers in a U.S. sample have used mobile banking as a means of accessing banking services. This level of use highlights the extent to which consumers now accept the internet for conducting their financial transactions and are willing to entrust their financial information to online companies. We believe the increased acceptance of online financial services has led to an increased demand for online lending and financing, the benefits of which include customer privacy, easy access, security, 24/7 availability to apply for a loan or financing, speed of funding and transparency of fees and interest.

We use the internet to serve the large and growing number of underbanked consumers and small businesses that have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. Demand from consumers has been fueled by several demographic and socioeconomic trends, including an overall increase in the population and stagnant to declining growth in the household income for working-class individuals. In its Report on the Economic Well-Being of U.S. Households in 2019 published in May 2020, the Federal Reserve noted that relatively small, unexpected expenses, such as a car repair or a modest medical bill, can be a hardship for many families and that, when faced with a hypothetical expense of $400, only 63 percent of adults said they would cover it exclusively using cash, savings, or a credit card paid off at the next statement, revealing the need for alternative sources. The onset and continued impacts of the COVID-19 pandemic have exacerbated financial disruptions for many working-class individuals. The report further noted that a sizeable portion of the population (22%) is unbanked or underbanked, of which over 85% of those consumers using some form of alternative financial service product in the prior year. In 2021, the Federal Reserve reported a 60% decrease in the origination of new credit cards during the COVID-19 pandemic, especially to less creditworthy borrowers due to a reduction in credit availability, especially to riskier borrowers.

Small businesses are also suffering from lack of access to credit from traditional lenders, a situation that has also been exacerbated by the COVID-19 pandemic. Among a sample of small businesses surveyed for the U.S. Census Bureau 2020 Small Business Pulse Survey, 75% reported that the pandemic had a negative effect on their business. According to a 2020 study by the Federal Reserve Banks, only 37% of employer firms that were approved for financing received the full amount requested. During the pandemic, 91% of employer firms applied for some type of emergency funding. Online lending and funding options are emerging as a solution for small businesses that are seeking capital. The Federal Reserve found that 20% of small businesses surveyed applied for credit from online lenders. Aside from the need for capital, 36% of businesses surveyed seek out online lenders due to a lower credit.

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

With increasing competition across industries, tightening regulations and higher expectations from consumers, businesses are seeking solutions for faster, more accurate decision making. In 2016, we launched a product that uses our proprietary technology and analytics capabilities to offer businesses a solution for real-time decisioning at scale. The global analytics as a service market size was valued at $5.0 billion in 2019 and is expected to expand at a compound annual growth rate of 25.9% from 2020 to 2027.

Our Customers

Our subprime consumer customer base is comprised largely of individuals living in households that earn an average annual income of $41,000 in the United States and our U.S. near-prime customers earn an average annual income of $61,000. Based on our analysis of industry data, we believe our addressable markets are approximately 68 million individuals in the United States. The short-term lending market is sizable in the United States and Brazil. We estimate there is a $69 billion consumer lending opportunity market in the United States. In Brazil, we estimate there to be an $80 billion consumer loans market. Small business lending is also an attractive market opportunity, with an estimated total U.S. small business loan market of $82 billion. Tighter banking regulations have forced banks to vacate the market for loans under $1 million. Loans under $100 thousand are the fastest growing loan segment and account for 60% of all small business loan growth. Our small business customers who enter into RPAs average approximately $1.9 million in annual sales and 15 years of operating history, those who obtain a line of credit account average approximately $473 thousand in annual sales and 7 years of operating history, and those who obtain installment loans average $1.3 million in annual sales and11 years of operating history.

Our Competitive Strengths

We believe that the following competitive strengths position us well for continued growth:

•

Significant operating history and first mover advantage. As an early entrant in the online lending sector, we have accumulated approximately 49 terabytes of currently accessible consumer behavior data from more than 53 million transactions in our more than 16 years of experience. This database allows us to market to a customer base with an established borrowing history as well as to better evaluate and underwrite new customers, leading to better loan performance. In order to develop a comparable database, we believe that competitors would need to incur high marketing and customer acquisition costs, overcome customer brand loyalties and have sufficient capital to withstand higher early losses associated with unseasoned loan portfolios. Additionally, we are licensed in all jurisdictions that require licensing and believe that it would be difficult and time-consuming for a new entrant to obtain such licenses. We have also created strong brand recognition over our more than 16 years of operating history and we continue to invest in our brands, such as CashNetUSA, NetCredit, OnDeck, Headway Capital, The Business Backer, Simplic and Enova Decisions, to further increase our visibility.

•

Proprietary analytics, data and underwriting. We have developed a fully integrated decision engine that evaluates and rapidly makes credit and other determinations throughout the customer relationship, including automated decisions regarding marketing, underwriting, customer contact and collections. Our decision engine currently handles more than 100 algorithms and over 1,000 variables. These algorithms are constantly monitored, validated, updated and optimized to continuously improve our operations. Our machine learning-enabled proprietary models are built on over 16 years of lending history, using advanced statistical methods that take into account our experience with the millions of transactions we have processed during that time and the use of data from numerous third-party sources. Since we designed our system specifically for our specialized products, we believe our system provides more predictive assessments of future loan behavior than traditional credit assessments, such as the Fair Isaac Corporation score (“FICO score”), and therefore, results in better evaluation of our customer base. With the acquisition of OnDeck, we have added a loan decision process, including the proprietary OnDeck Score®, which provides us with significant visibility and predictability to assess the creditworthiness of small businesses and allows us to better serve more customers across more industries.

•

Scalable and flexible technology platforms. Our proprietary technology platforms are designed to be powerful enough to handle the large volume of data required to evaluate customer applications and flexible enough to capitalize on changing customer preferences, market trends and regulatory requirements. These platforms have enabled us to achieve significant growth over more than 16 years as we have expanded our product offerings. We began offering installment loans in the United States in 2008 and added line of credit products in 2010 and have experienced significant growth since. Due to the scalability of our platform, we were able to achieve this growth without significant investment in additional infrastructure, and over the past three years, capital expenditures have averaged only 2.0% of revenue per year. We expect our advanced technology and underwriting platform to help continue to drive significant growth in our business.

•

Focus on customer experience. We believe that non-prime credit consumers and small businesses are not adequately served by traditional lenders. To better serve these consumers and small businesses, we use customer-focused business practices, including extended-hours availability of our customer service team by phone, email and web chat. We continuously work to improve customer satisfaction by evaluating information from website analytics, customer surveys, contact center feedback and focus groups. Our contact center teams receive training on a regular basis and are monitored by quality assurance managers. We believe customers who wish to access credit or financing again often return to us because of our dedication to customer service, the transparency of our fees and interest charges and our adherence to trade association “best practices.” With the acquisition of OnDeck, we have added another business with a strong culture for delivering quality customer experience. OnDeck achieved an overall Net Promoter Score of 80 for the year ended December 31, 2019 based on its internal survey of U.S. customers. The Net Promoter Score is a widely used index ranging from negative 100 to positive 100 that measures customer loyalty. OnDeck’s score places it at the upper end of customer satisfaction ratings and compares favorably to the average Net Promoter Score of 34 for the financial services industry. OnDeck has also consistently achieved an A+ rating from the Better Business Bureau.

•

Diligent regulatory compliance. We conduct our business in a highly regulated industry. We are focused on regulatory compliance and have devoted significant resources to comply with laws that apply to us. We tailor our lending products and services to comply with the specific requirements of each of the jurisdictions in which we operate, including laws and regulations relating to interest, fees, loan durations and renewals or extensions, loan amounts, disclosures and underwriting requirements. Our compliance experience and proprietary technology platform allow us to launch new products and to enter new geographic regions with a focus on compliance with applicable laws and customer protection. We are members of industry trade groups, including the Online Lenders Alliance in the United States, which have promulgated “best practices” for our industry that we have adopted, and the Innovative Lending Platform Association, a leading trade organization representing a diverse group of online lending and service companies serving small businesses. The flexibility of our online platform enables us to rapidly adapt our products as necessary to comply with changes in regulation, without the need for costly and time-consuming retraining of store-based employees and other expenses faced by our storefront competitors.

•

Proven history of growth and profitability. Over the last five years, we grew the principal balance of our loans and finance receivables at a compound annual growth rate of 23.4%, from $544.3 million as of December 31, 2016 to $1,263.1 million as of December 31, 2020. Over the same period, our revenue grew at a compound annual growth rate of 14.0%, from $642.1 million in 2016 to $1,083.7 million in 2020, while Adjusted EBITDA grew at a compound annual growth rate of 37.1%, from $117.7 million to $415.3 million. Adjusted EBITDA margin has increased from 18.3% of revenue in 2016 to 38.3% of revenue in 2020.

•

Talented, highly educated employees. We believe we have one of the most skilled and talented teams of professionals in the industry. Our employees have exceptional educational backgrounds, with numerous post-graduate and undergraduate degrees in science, technology, engineering and mathematics fields. We hire and develop top talent from graduate and undergraduate programs at institutions such as Carnegie Mellon University, Northwestern University, the University of Chicago, Harvard University and Massachusetts Institute of Technology. The extensive education of our team is complemented by the experience our leadership team obtained at leading financial services companies and technology firms such as optionsXpress, Discover Financial Services, First American Bank, JPMorgan Chase and Groupon.

Our Growth Strategy

•

Increase penetration in existing markets through direct marketing. We believe that we have reached only a small number of the potential customers for our products and services in the markets in which we currently operate. We continue to focus on our direct customer acquisition channels, with direct marketing (traditional and digital) generating approximately 52% of our new consumer transactions in 2020, as compared to 32% in 2009. We believe these channels allow us to reach a larger customer base at a lower acquisition cost than the traditional online lead purchasing model. Additionally, as our smaller and less sophisticated competitors, both online and storefront, struggle to adapt to both regulatory developments and evolving customer preference, we believe we have the opportunity to gain significant market share.

•

Introduce new products and services. We plan to attract new categories of consumers and small businesses not served by traditional lenders through the introduction of new products and services. We have introduced new products to expand our businesses from solely single-payment consumer loans to installment loans, line of credit accounts and small business loans and financing, using our analytics expertise and our flexible and scalable technology platform. In 2012, we launched NetCredit, a longer duration installment loan product for near-prime consumers in the United States. In June 2014, we launched our business in Brazil, where we arrange loans for borrowers through a third party lender. In July 2014, we launched Headway Capital, a line of credit product in the United States that serves the needs of small businesses. In June 2015, we completed the purchase of certain assets of a company operating as The Business Backer, which allows us to provide short-term financing to small businesses throughout the United States through RPAs, and in 2017, The Business Backer began offering an installment loan product. In 2016, we launched a program with a state-chartered bank where we provide technology, loan servicing and marketing services to the bank for unsecured consumer installment loans. We suspended the program in 2018 and launched a similar program in 2019. In 2016, we launched Enova Decisions, our analytics-as-a-service product that uses our proprietary technology and analytics capabilities to offer businesses a solution for real-time decisioning at scale. In January 2020, we acquired Align, which offers income share agreements to consumers with repayment rates based on a percentage of the customer’s income. In October 2020, we acquired OnDeck, a small business lending company, to expand our small business lending and funding offerings. We intend to continue to evaluate and offer new products and services that complement our online specialty financial services in order to meet the growing needs of our consumers and small businesses.

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

We have created a quick and simple process for customers to apply for an online loan or RPA, as shown below:

Technology Platforms

Our proprietary technology platforms are built for scalability and flexibility and are based on proven open source software. The technology platforms were designed to be powerful enough to handle the large volumes of data required to evaluate consumer and small business applications and flexible enough to capitalize on changing customer preferences, market trends and regulatory changes. The scalability and flexibility of our technology platforms allow us to enter new markets and launch new products quickly, typically within three to six months from conception to launch. With the acquisition of OnDeck, we have enhanced our capabilities to connect and integrate our small business platforms with a wider network of distribution partners.

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

•	Decision engine, which leverages machine learning and artificial intelligence to rapidly evaluate and make credit and financing decisions throughout the customer relationship; and
•	Financial system, which manages the external interface for funds transfers and provides daily accounting, reconciliation and reporting functions.

The key elements of our technology platforms include:

•

Scalable Information Technology infrastructure. Our Information Technology infrastructure allows us to meet customer demand and accommodate business growth. Our services rely on accessing, evaluating and creating large volumes of data including, for example, information collected from over 63 million credit reports during 2020. This rich dataset has grown significantly over our more than 16-year history and will continue to grow as our business expands. We believe that our scalable IT infrastructure enables us to meet substantial growth demands.

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

Proprietary Data and Analytics

Decision Engine

We have developed a fully integrated decision engine that evaluates and rapidly makes credit and other determinations throughout the customer relationship, including automated decisions regarding marketing, fraud, underwriting, customer contact and collections that leverage artificial intelligence and machine learning-enabled models. Our decision engine currently handles more than 100 algorithms and over 1,000 variables. The algorithms in use are constantly monitored, validated, updated and optimized to continuously improve our operations. In order to support the daily running and ongoing improvement of our decision engine, we have assembled a highly skilled team of over 80 data and analytics professionals as of December 31, 2020.

Proprietary Data, Models and Underwriting

Our proprietary models are built on more than 16 years of history, using advanced statistical methods that take into account our experience with the millions of transactions we have processed during that time and the use of data from numerous third-party sources. We also acquired OnDeck’s proprietary data and analytics models, which strengthen our ability to serve small businesses. We continually update our machine learning-enabled underwriting models to manage risk of defaults and to structure loan and financing terms. Our system completes these assessments within seconds of receiving the customer’s data.

Our underwriting system is able to assess risks associated with each customer individually based on specific customer information and historical trends in our portfolio. We use a combination of numerous factors when evaluating a potential customer, which may include a consumer’s income, rent or mortgage payment amount, employment history, external credit reporting agency scores, amount and status of outstanding debt and other recurring expenditures, fraud reports, repayment history, charge-off history and the length of time the customer has lived at his or her current address. While the relative weight or importance of the specific variables that we consider when underwriting a loan changes from product to product, generally, the key factors that we consider for loans include monthly gross income, disposable income, length of employment, duration of residency, credit report history and prior loan performance history if the applicant is a returning customer. Similar factors are considered for small business applicants and also include length of time in business, online business reviews, and sales volumes. Our customer base for consumer loans is predominantly in the low to fair range of FICO scores, with scores generally between 500 and 680 for most of our loan products. We generally do not take into account a potential customer’s FICO score when deciding whether to make a loan. A Vantage-Score is one of the factors in our credit models for our near-prime installment product in the United States. Since we designed our system specifically for our specialized products, we believe our system provides more predictive assessments of future payment behavior and results in better evaluation of our customer base when compared to traditional credit assessments, such as a FICO score. In the small business space, we utilize both FICO and Vantage scores in our decision models, and our customer base is predominantly in the fair to better range of FICO scores with OnDeck scores generally between 650 and 780.

Fraud Prevention

Our robust fraud prevention system is built from in-depth analysis of previous fraud incidences and information from third party data sources. To ensure sustainable growth, our fraud prevention team has built rigorous systems and processes that leverage artificial intelligence and machine learning-enabled models to detect fraud trends, identify fraudulent applications and learn from past fraudulent cases.

Working together with multiple vendors, our systems first determine whether customer information submitted matches other indicators regarding the application and that the applicant can authorize transactions for the submitted bank account. To prevent more organized and systematic fraud, we have developed predictive models that incorporate signals from various sources that we have found to be useful in identifying fraud. These models utilize advanced data mining algorithms, machine learning-enabled algorithms and artificial intelligence to effectively identify fraudulent applications with a very low false positive rate. In addition, we have built strong loan processing teams that handle suspicious activities efficiently while minimizing friction in customer experience. Our fraud prevention system incorporates algorithms to differentiate customers in an effort to identify suspected fraudulent activity and to reduce our risks of loss from fraud.

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

Our brand, technology and machine learning-enabled analytics-powered approach to marketing has enabled us to increase the percentage of consumer loans sourced through direct marketing (where we have more visibility and control than in the lead purchase or affiliate channels) from approximately 32% in 2009 to 52% in 2020, and we believe we have also improved customer brand loyalty during the same period.

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

Collections

We operate consumer and small business-specific collection teams that have implemented loan and financing collection policies and practices designed to optimize regulatory compliant loan and financing repayment, while also providing excellent customer service. Our collections employees are trained to help the customer understand available payment alternatives and make arrangements to repay the loan or financing. We use a variety of collection strategies to satisfy a delinquent loan or finance receivable, such as settlements and payment plans, or to adjust the delivery of finance receivables. Employees are continually trained and coached towards improvement based on quality assurance and work effort audits resulting in continued success in presenting best available payment options to the customer while limiting complaints and dissatisfaction.

Contact center employees contact customers following the first missed payment and periodically thereafter. Our primary methods of contacting past due customers are through phone calls, letters and emails. At times, we sell loans that we are unable to collect to debt collection companies or place the debt for collection with debt collection companies.

Competition

We have many competitors. Our principal competitors are consumer loan and finance companies, CSOs, online lenders, credit card companies, auto title lenders and other financial institutions that offer similar financial products and services, including loans on an unsecured as well as a secured basis. We believe that there is also indirect competition to some of our products, including bank overdraft facilities and banks’ and retailers’ insufficient funds policies, many of which may be more expensive alternative approaches for consumers and small businesses to cover their bills and expenses than the consumer and small business loan and financing products we offer. Some of our U.S. competitors operate using other business models, including a “tribal model” where the lender follows the laws of a Native American tribe regardless of the state in which the customer resides.

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

Because numerous competitors offer consumer and small business loan and financing products, and many of our competitors are privately held, it is difficult for us to determine our exact competitive position in the market. However, we believe our principal online competitors in the United States include Avant, Curo, Elevate, and LendUp. Storefront consumer loan lenders that offer loans online or in storefronts are also a source of competition in some of the markets where we offer consumer loans, including Ace Cash Express, Check Into Cash, Check ‘n Go and One Main Financial. For online small business financing, we believe our main competitors include traditional banks, legacy merchant cash advance providers, and newer, technology-enabled FinTech lenders, such as Kabbage.

Intellectual Property

Protecting our rights to our intellectual property is critical, as it enhances our ability to offer distinctive services and products to our customers, which differentiates us from our competitors. We rely on a combination of trademark laws and trade secret protections in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect the intellectual property rights related to our proprietary analytics, predictive underwriting models, tradenames and marks and software systems. We have several registered trademarks, including CashNetUSA and our “e” logo. OnDeck also has registered trademarks in the United States, Canada and Australia, including “OnDeck,” “OnDeck Score,” “OnDeck Marketplace,” and the OnDeck logo. These trademarks have varying expiration dates, and we believe they are materially important to us and we anticipate maintaining them and renewing them.

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

Operations

Management and Personnel

Executive Officers

Our executive officers, and information about each as of December 31, 2020, are listed below.

NAME	POSITION WITH ENOVA	AGE
David Fisher	Chief Executive Officer	51
Kirk Chartier	Chief Marketing Officer	57
Steven Cunningham	Chief Financial Officer	51
Sean Rahilly	General Counsel, Secretary & Chief Compliance Officer	47

There are no family relationships among any of the officers named above. Each officer of Enova holds office from the date of appointment until removal or termination of employment with Enova. Set forth below is additional information regarding the executive officers identified above.

David Fisher has served as our Chief Executive Officer since January 29, 2013 when he joined Enova. Mr. Fisher has also served as a Director since February 11, 2013. Prior to joining Enova, Mr. Fisher was Chief Executive Officer of optionsXpress Holdings, Inc., or optionsXpress, from October 2007 until The Charles Schwab Corporation (“Schwab”), acquired the business in September 2011. Following the acquisition, Mr. Fisher served as President of optionsXpress until March 2012. Mr. Fisher also served as the President of optionsXpress from March 2007 to October 2007 and as the Chief Financial Officer of optionsXpress from August 2004 to March 2007. Prior to joining optionsXpress, Mr. Fisher served as Chief Financial Officer of Potbelly Sandwich Works from February 2001 to July 2004, and before that in the roles of Chief Financial Officer and General Counsel for Prism Financial Corporation. In addition, Mr. Fisher has served on the Board of Directors of GrubHub, Inc. since May 2012. Mr. Fisher also served on the Boards of Directors of optionsXpress from October 2007 until September 2011, CBOE Holdings, Inc. from January 2007 until October 2011 and InnerWorkings, Inc. from November 2011 until October 2020. Mr. Fisher received a Bachelor of Science degree in Finance from the University of Illinois and a law degree from Northwestern University School of Law.

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

Human Capital

As of December 31, 2020, we had 1,549 employees, of whom 68 were responsible for the continued servicing of loans related to our discontinued U.K. operations. None of our employees are currently covered by a collective bargaining agreement or represented by an employee union.

Through our community involvement, values and our commitment to making Enova an awesome place to work, we maintain an environment of inclusion and a culture where people can thrive. We provide our team members with the tools and resources necessary to grow as professionals — and as individuals. Our environment, our teams, our perks and our benefits help create a culture in which people can be their best.

We believe we have one of the most skilled and talented teams of professionals in the industry. Our employees have exceptional educational backgrounds, with numerous post-graduate and undergraduate degrees in science, technology, engineering and mathematics fields. We hire and develop top talent from graduate and undergraduate programs at institutions such as Carnegie Mellon University, Northwestern University, the University of Chicago, Harvard University and Massachusetts Institute of Technology. The extensive education of our team is complemented by the experience our leadership team obtained at leading financial services companies and technology firms such as optionsXpress, Discover Financial Services, First American Bank, JPMorgan Chase and Groupon.

The primary objectives of our compensation program are to: support Enova’s core values; attract, motivate and retain the best talent; encourage and reward high performance and results, while aligning short- and long-term interests with those of our stockholders; reinforce our strategy to grow our business as we continue to innovate, execute and diversify; and align an appropriate level of risk to be taken by our executives to achieve sustained long-term growth while discouraging excessive risk taking to achieve short-term results.

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

U.S. State Regulation

Our consumer lending business is regulated under a variety of enabling state statutes, all of which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of the date of this report, we offer or arrange consumer loans in 39 states that have specific statutes and regulations that enable us to offer economically viable products. We currently do not offer consumer loans in the remaining states because we do not believe it is economically feasible to operate in those jurisdictions due to specific statutory or regulatory restrictions, such as interest rate ceilings, caps on the fees that may be charged, or costly operational requirements. However, we may later offer our consumer products or services in any of these states if we believe doing so may become economically viable because of changes in applicable statutes or regulations or if we determine we can broaden our product offerings to operate under existing laws and regulations.

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

Over the last few years, legislation that prohibits or severely restricts our consumer loan products and services has been introduced or adopted in a number of states. As a result, we have altered or ceased making consumer loans in certain states, in compliance with the new statutes. We regularly monitor proposed legislation or regulations that could affect our business.

Licensing Requirements – Small Business Loans

As part of the OnDeck business both prior and subsequent to Enova’s acquisition, in states and jurisdictions that do not require a license to make commercial loans, OnDeck, and certain other of our subsidiaries, typically makes commercial installment loans and extends lines of credit directly to customers pursuant to Virginia law. There are other states and jurisdictions that require a license or have other requirements or restrictions applicable to commercial loans, including both installment loans and line of credit accounts, and may not honor a Virginia choice of law. In these other states, historically we have originated some installment loans and lines of credit directly but purchased other installment loans and lines of credit from issuing bank partners, the foregoing depending on the requirements or restrictions of these other states. Certain line of credit accounts are extended by an issuing bank partner and we may purchase extensions under those line of credit accounts.

The issuing bank partner establishes its underwriting criteria for the issuing bank partner program in consultation with us. We recommend commercial loans to the issuing bank partner that meet the bank partner's underwriting criteria, at which point the issuing bank partner may elect to fund the installment finance loan or extend the line of credit. The issuing bank partner earns origination fees from the customers who borrow from it and retains the interest paid during the period that the issuing bank partner owns the loan. In exchange for recommending loans to an issuing bank partner, we earn a marketing referral fee based on the loans recommended to, and originated by, that issuing bank partner. Historically, OnDeck has been the purchaser of the loans that it referred to issuing bank partners.

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

ITEM 1A.	RISK FACTORS

Risk Factors Summary

The summary of risks below provides an overview of the principal risks we are exposed to in the normal course of our business activities:

•	Our business is highly regulated, and if we fail to comply with applicable laws, regulations, rules and guidance, our business could be adversely affected.
•

The lending and financing industry continues to be targeted by new laws or regulations in many jurisdictions that could restrict the lending and financing products and services we offer, impose additional compliance costs on us, render our current operations unprofitable or even prohibit our current operations.

•	The CFPB has examination authority over our U.S. consumer lending business that could have a significant impact on our U.S. business.
•	We are subject to a Consent Order issued by the CFPB, and any noncompliance could materially adversely affect our business.
•

Significant changes in international laws or regulations or a deterioration of the political, regulatory or economic environment of Brazil, or any other country in which we begin operations, could affect our operations in these countries.

•

The COVID-19 pandemic has negatively impacted our operations and financial results. The ultimate extent of the impact on our business, financial position, results of operations, liquidity, and prospects is uncertain.

•

Our access to payment processing systems to disburse and collect loan and financing proceeds and repayments, including the Automated Clearing House, is critical to our business, and any interruption or limitation on our ability to utilize any of the available means of processing deposits or payments could materially adversely affect our business.

•	The failure to comply with debt collection regulations could subject us to fines and other liabilities, which could harm our reputation and business.
•

We use lead providers and marketing affiliates to assist us in obtaining new customers, and if lead providers or marketing affiliates do not comply with an increasing number of applicable laws and regulations, or if our ability to use such lead providers or marketing affiliates is otherwise impaired, it could adversely affect our business.

•	The use of personal data for credit underwriting is highly regulated.
•	Negative public perception of our business could cause demand for our products to significantly decrease.
•	Control of the Congress and the executive branch of the U.S. government could have a significant impact on financial services legislation passed in Congress and signed into law.
•	Current and future litigation or regulatory proceedings could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.
•	Judicial decisions, CFPB rulemaking or amendments to the Federal Arbitration Act could render the arbitration agreements we use illegal or unenforceable.
•

In some circumstances, federal preemption and application of an out-of-state choice of law provision will not, or may not, be available for the benefit of certain non-bank purchasers of loans to defend against a state law claim of usury.

•	The failure of third parties who provide products, services or support to us to maintain their products, services or support could disrupt our operations or result in a loss of revenue.
•

Our business depends on the uninterrupted operation of our systems and business functions, including our information technology and other business systems, as well as the ability of such systems to support compliance with applicable legal and regulatory requirements.

•	Decreased demand for our products and specialty financial services and our failure to adapt to such decrease could result in a loss of revenue and could have a material adverse effect on us.
•

The determination of the fair values of the Company’s loan and finance receivables portfolio involves unobservable inputs that can be highly subjective and may prove to be materially different than the actual economic outcome.

•	We are subject to impairment risk.
•	If the information provided by customers to us is incorrect or fraudulent, we may misjudge a customer’s qualification to receive a loan and our operating results may be harmed.

•

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

•

Failure of operating controls could produce a significant negative outcome, including customer experience degradation, legal expenses, increased regulatory cost, significant internal and external fraud losses and vendor risk.

•

Increased competition from banks, credit card companies, other consumer lenders, and other entities offering similar financial products and services could adversely affect our business, prospects, results of operations, financial condition and cash flows.

•	Our success is dependent, in part, upon our officers, and if we are not able to attract and retain qualified officers, our business could be materially adversely affected.
•	A sustained deterioration in the economy could reduce demand for our products and services and result in reduced earnings.
•	We may be unable to protect our proprietary technology and analytics or keep up with that of our competitors.
•	We may be subject to intellectual property disputes, which are costly to defend and could harm our business and operating results.
•	We are subject to cyber security risks and security breaches and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.
•	Our ability to collect payment on loans and maintain the accuracy of accounts may be adversely affected by computer viruses, electronic break-ins, technical errors and similar disruptions.
•

If internet search engine providers change their methodologies for organic rankings or paid search results, or our organic rankings or paid search results decline for other reasons, our new customer growth or volume from returning customers could decline.

•	Growth may place significant demands on our management and our infrastructure and could be costly.
•	We may not achieve the intended benefits of its acquisition of OnDeck, and the acquisition may disrupt our current plans or operations.
•	Future acquisitions could disrupt our business and harm our financial condition and operating results.
•

The preparation of our financial statements and certain tax positions taken by us require the judgment of management, and we could be subject to risks associated with these judgments or could be adversely affected by the implementation of new, or changes in the interpretation of existing, accounting principles, financial reporting requirements or tax rules.

•	Our U.S. consumer loan businesses are seasonal in nature, which causes our revenue and earnings to fluctuate.
•	We have incurred significant indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations under anticipated agreements governing our indebtedness.
•

The terms of the agreements governing our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions, which could harm our long-term interests.

•	We may not be able to generate sufficient cash to service our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
•	Changes in our financial condition or a potential disruption in the capital markets could reduce available capital.
•	Certain provisions of our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law may discourage takeovers.

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

Our products and services are subject to extensive regulation, supervision and licensing under various federal, state, local and international statutes, ordinances, regulations, rules and guidance. For example, our loan products may be subject to requirements that generally mandate licensing or authorization as a lender or as a credit services organization or credit access business (collectively, “CSO”), establish limits on the amount, duration, renewals or extensions of and charges for (including interest rates and fees) various categories of loans, direct the form and content of our loan contracts and other documentation, restrict collection practices, outline underwriting requirements and subject us to periodic examination and ongoing supervision by regulatory authorities, among other things. We must comply with federal laws, such as TILA, ECOA, FCRA, EFTA, GLBA and Title X of the Dodd-Frank Act, among others, as well as regulations adopted to implement those laws. In addition, our marketing and disclosure efforts and the representations made about our products and services are subject to unfair and deceptive practice statutes, including the FTC Act, the TCPA and the CAN-SPAM Act of 2003 in the United States and analogous state statutes under which the FTC, the CFPB, state attorneys general or private plaintiffs may bring legal actions.

Additionally, with the acquisition of OnDeck, changes in laws or regulations or changes to the application or interpretation of the laws and regulations applicable to small business lenders could adversely affect the Company’s ability to operate in the manner in which the Company currently conducts business or make it more difficult or costly for the Company to originate or otherwise acquire additional small business loans, or for the Company to collect payments on the small business loans. Such changes could subject the Company to additional licensing, registration and other legal or regulatory requirements in the future or otherwise that could, individually or in the aggregate, adversely affect the Company’s ability to conduct its business.

We are also subject to various international laws, licensing or authorization requirements in connection with the products or services we offer in Brazil, Australia and Canada. Compliance with applicable laws, regulations, rules and guidance requires forms, processes, procedures, training, controls and the infrastructure to support these requirements. Compliance may also create operational constraints, be costly or adversely affect operating results. See “Business—Regulation” of Part I, Item 1 of this report for further discussion of the laws applicable to us.

The regulatory environment in which we conduct our business is extensive and complex. From time to time we become aware of instances where our products and services have not fully complied with requirements under applicable laws and regulations or applicable contracts. Determinations of compliance with applicable requirements or contracts, such as those discussed above, can be highly technical and subject to varying interpretations. When we become aware of such an instance, products or services that may not be in compliance with applicable laws, whether as a result of our compliance reviews, regulatory inquiry, customer complaint or otherwise, we generally conduct a review of the activity in question and determine how to address it, such as modifying the product, making customer refunds or providing additional disclosure. We also evaluate whether reports or other notices to regulators are required and provide notice to regulators whenever required. In some cases, we have decided and will decide to take corrective action even after applicable statutory or regulatory cure periods have expired, and in other cases we have notified regulators even where such notification may not have been required. Regulators or customers reviewing such incidents or remedial activities may interpret the laws, regulations and customer contracts differently than we have, or may choose to take regulatory action against us or bring private litigation against us notwithstanding the corrective measures we have taken. This may be the case even if we no longer offer the product or service in question.

State, federal and international regulators, as well as the plaintiffs’ bars, have subjected our industry to intense scrutiny in recent years. In addition, our contracts for certain products and services may be governed by the law applicable in a state other than the state in which the customer resides. If a court were to reject our choice of law and determine that a contract was governed by the laws of another state, the contract may be unenforceable. A judgment that the choice of law provisions in our loan agreements is unenforceable also could result in costly and time-consuming litigation, penalties, damage to our reputation, trigger repurchase obligations, negatively impact the terms of our future loans and harm our operating results. Likewise, a judgment that the choice of law provision in other commercial loan agreements is unenforceable could result in challenges to our choice of law provision and that could result in costly and time-consuming litigation.

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

The lending and financing industry continues to be targeted by new laws and regulations in many jurisdictions that could restrict the lending and financing products and services we offer, impose additional compliance costs on us, render our current operations unprofitable or even prohibit our current operations.

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

In recent years, consumer loans, and in particular the category commonly referred to as “payday loans,” which includes certain of our short-term loan products, have come under increased regulatory scrutiny that has resulted in increasingly restrictive regulations and legislation that makes offering such loans in certain states in the United States or the international countries where we operate (as further described below) less profitable or unattractive. Laws or regulations in some states in the United States require that all borrowers of certain short-term loan products be reported to a centralized database and limit the number of loans a borrower may receive or have outstanding. Other laws prohibit us from providing some of our consumer loan products in the United States to active duty military personnel, active members of the National Guard or members on active reserve duty and their spouses and covered dependents.

Certain consumer advocacy groups and federal and state legislators and regulators have advocated that laws and regulations should be tightened so as to severely limit, if not eliminate, the type of loan products and services we offer to consumers, and this has resulted in both the executive and legislative branches of the U.S. federal government and state governmental bodies exhibiting an interest in debating legislation that could further regulate consumer and/or small business loan products and services such as those that we offer. The U.S. Congress, as well as other similar federal, state and local bodies and similar international governmental authorities, have debated, and may in the future adopt, legislation or regulations that could, among other things, place a cap (or decrease a current cap) on the interest or fees that we can charge or a cap on the effective annual percentage rate that limits the amount of interest or fees that may be charged, ban or limit loan renewals or extensions of short-term loans (where the customer agrees to pay the current finance charge on a loan for the right to make payment of the outstanding principal balance of such loan at a later date plus an additional finance charge), including the rates to be charged for loan renewals or extensions, require us to offer an extended payment plan, limit origination fees for loans, require changes to our underwriting or collections practices, require lenders to be bonded or to report consumer loan activity to databases designed to monitor or restrict consumer borrowing activity, impose “cooling off” periods between the time a loan is paid off and another loan is obtained or prohibit us from providing any of our consumer loan products in the United States to active duty members of the U.S. military, reservists and members of the National Guard and their immediate families.

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

We are subject to a Consent Order issued by the Consumer Financial Protection Bureau, and any noncompliance could materially adversely affect our business.

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

In the jurisdictions where we operate, our advertising and marketing activities and disclosures are subject to regulation under various industry standards, consumer protection laws, and other applicable laws and regulations. Consistent with the lending industry as a whole, our advertising and marketing materials have come under increased scrutiny.

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

We offer, arrange and/or service online consumer loans to customers in Brazil and commercial lending products to customers in Canada and Australia. New legislation or regulations could further restrict the loan products we offer.

Significant changes in international laws or regulations or a deterioration of the political, regulatory or economic environment of Brazil, Canada or Australia could restrict our ability to sustain or expand our operations. Similarly, a significant change in laws, regulations or overall treatment (including an interpretation or application of such laws and regulations not anticipated when exploring or initiating business) or a deterioration of the political, regulatory or economic environment of any other country in which we may decide to do business, could also materially adversely affect our prospects and could restrict our ability to initiate a pilot program or develop a pilot program into full business operations.

The administration of our subsidiary, CashEuroNet, through which we conducted our U.K. business, could have an adverse impact on our liquidity and financial position.

Effective October 25, 2019, in accordance with the provisions of the U.K. Insolvency Act and pursuant to approval by the board of directors of CashEuroNet, insolvency practitioners from Grant Thornton UK LLP were appointed as administrators in respect of our subsidiary, CashEuroNet. Claims related to the management and financial support of CashEuroNet prior to the administration may be asserted, which could result in additional expense to us. We are currently providing certain administrative, technical and other services, and incur other exit costs and expenses related to CashEuroNet during its administration. While we do not believe there will be claims or costs beyond the initial anticipated charge of $74.5 million, we cannot provide complete assurance we will not experience significant additional claims or costs related to the administration of CashEuroNet and its prior business conducted in the U.K.

We have previously ceased business in certain jurisdictions due to regulatory restrictions and, if we are forced to exit key jurisdictions in the future due to regulatory restrictions, this could adversely affect our business as a whole.

In the past we have ceased business in, restricted our operations in, or chosen not to begin business in, certain jurisdictions due to regulatory restrictions which render our operations impermissible, unprofitable or impractical. In addition, because we are in some cases subject to state/provincial and local regulation in addition to federal/national regulation, we may restrict or discontinue business in certain jurisdictions within countries where we are otherwise active. For example, as of December 31, 2020, we did not offer or arrange consumer loans in 11 U.S. states because we do not believe it is economically feasible to operate in those jurisdictions due to specific statutory or regulatory restrictions, such as interest rate ceilings or caps on the fees that may be charged.

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

If we are forced to exit key jurisdictions due to such concerns, we cannot guarantee that we will be able to find suitably attractive additional business opportunities elsewhere, which could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

The COVID-19 pandemic has negatively impacted our operations and financial results. The ultimate extent of the impact on our business, financial position, results of operations, liquidity, and prospects is uncertain.

The COVID-19 pandemic has, and will likely continue to, severely impact global economic conditions, resulting in substantial volatility in the global financial markets, increased unemployment, and operational challenges resulting from measures that governments and other authorities have imposed to control its spread, such as travel bans, business and school limitations and closures, quarantines, and shelter-in-place orders. As our customers are located in the United States, Brazil, Canada and Australia, we began to see the initial impacts of the pandemic and governmental response on our business toward the end of the first quarter of 2020.

Various governmental bodies have reacted to the economic crisis caused by the pandemic by implementing stimulus and liquidity programs, and the Federal Reserve of the United States has reduced interest rates. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted March 27, 2020 to provide $2.2 trillion of economy-wide financial stimulus in the form of financial aid to individuals, business, nonprofits, states, and municipalities. In December 2020, the U.S. government enacted a $900 billion pandemic relief bill that included enhanced unemployment benefits, direct cash payments to individuals, additional funding under the Payment Protection Program, and funding for hospitals and vaccines, among other items. We believe that governmental stimulus has favorably impacted our customers, helping many to meet their loan obligations. However, it is uncertain whether these actions or future actions will continue to be successful in countering the economic disruptions and these actions could have a further negative impact on the economy in the long term. Many of our customers are experiencing layoffs, furloughs, and other changes in work and financial situations, which may negatively impact their ability to repay us. Higher delinquency or default rates would have an adverse impact on the fair value of our portfolio.

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

On May 7, 2019, the CFPB issued a Notice of Proposed Rulemaking under the FDCPA (the “Proposed Debt Collection Rule”) which would apply to third-party debt collectors covered by the FDCPA, including our attempts to collect certain debt originated by other lenders such as under our CSO program. In the fall of 2020, the CFPB issued its final debt collection rule in two parts. The first part, issued on October 30, 2020: (a) clarifies the times and places at which a debt collector may communicate with a consumer; (b) requires collectors to provide a channel-specific opt-out mechanism for debtors in all text messages and emails; and (c) provides that a debt collector is presumed to violate the rule if it places a telephone call to a person more than 7 times within a 7-day period or within 7 days after a telephone conversation with the debtor. The second part, issued on December 18, 2020: (a) includes prohibitions against taking or threatening legal action on time-barred debt outside of proofs of claim filed in bankruptcy proceedings; (b) requires debt collectors to speak to a consumer in person or by phone or send a letter or electronic message and wait a reasonable period of time before furnishing information to a credit reporting agency; and (c) adopts a set of specifications for the information that should be included in debt validation notices and when and how the validation notice should be provided to consumers. Both rules are effective November 30, 2021. Creditors and other first-party collectors are not subject to the final rules, but they will impact Enova’s third-party collectors and debt buyers. Restrictions on our third-party debt collectors or that apply to our attempts to collect debt originated by other lenders, may have an adverse impact on our U.S. products and services.

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

In addition, we do business with third parties who are not part of our funding advisor program, including third parties who may refer potential small business customers to us or to whom we may refer potential customers for their business. In general, if we refer an applicant that takes a loan from one of our strategic partners, that strategic partner pays us a commission based on the amount of the originated loan. The partners determine whether to extend credit to referred applicants using their own credit models and criteria.

Certain states require a license to broker commercial loans or apply other restrictions to loan brokering activities. We believe that our strategic referral program for small business products would not be considered loan brokering under those state laws and, as such, would not require us to obtain a license. There is a risk that states could adopt new laws or amend or interpret existing laws to require us to obtain a broker license, impose penalties for noncompliance, or otherwise prevent us from making further referrals and collecting commissions from our referral partners. Challenges to our program could also result in costly and time-consuming litigation, damage to our reputation and harm our operating results.

To the extent that funding advisor program partners, other third parties or internal sales representatives mislead loan applicants or engage or previously engaged in disreputable behavior, our reputation may be harmed and we may face liability.

We rely on third-party independent advisors, including commercial loan brokers, which we call funding advisor program partners, or FAPs, for a significant portion of the customers to whom we issue loans. As a consequence of their status as independent contractors who provide services for multiple lenders, we have less control of third-party independent sales activities as compared to the activities of our internal sales representatives.

Because FAPs earn fees on a commission basis, FAPs may have an incentive to mislead loan applicants, facilitate the submission by loan applicants of false application data or engage in other disreputable behavior so as to earn additional commissions. We also rely on our internal sales representatives for customer acquisition in our direct marketing channel, who may also be motivated to engage in disreputable behavior to increase our customer base because such internal sales representatives are paid on a commission basis. If

FAPs or our internal sales representatives mislead our customers or engage in other disreputable behavior, our customers are less likely to be satisfied with their experience and we may be subject to costly and time-consuming disputes. Negative publicity relating to FAPs or internal sales representatives could impair our ability to continue to increase our revenue and our business could otherwise be materially and negatively impacted.

We significantly enhanced, and regularly update, the nature and scope of the due diligence conducted on both prospective and existing FAPs. We also implemented certain enhanced contractual provisions and compliance-related measures related to our funding advisor program. While these measures were intended to improve certain aspects and reduce the risks of how we work with funding advisors and how they work with our customers, we cannot assure that these measures will work or continue to work as intended, that other compliance-related concerns will not emerge in the future, that the funding advisors will comply with these measures, and that these measures will not negatively impact our business from this channel or have other unintended or negative impacts on our business beyond the FAP channel.

In addition, we do business with third parties who are not part of our funding advisor program, including third parties who may refer potential customers to us. Although such third parties are solely intended to refer to our internal processes we are exposed to the risks of potential misleading or disreputable behavior from these third parties as well as from our FAPs.

As to our sales force, sales representatives are given sales scripts and receive rigorous training, including in-person training on avoiding unfair, abusive, and deceptive practices. In addition, internal sales representative calls are recorded and monitored for purposes of compliance and quality assurance. Despite these controls, we cannot assure that that they will work as intended or that all of our internal sales representatives will comply with our procedures. Failure of our internal sales representatives to do so would expose us to the same, or worse, consequences than those relating to the FAP channel. We also refer merchants to third party lenders. It is conceivable that we are exposed to risk if such third- party lenders engage in wrongful behavior.

We pay commissions to our strategic partners, other third parties and FAPs upfront and generally do not recover them in the event the related term loan or line of credit is eventually charged off.

We pay commissions to strategic partners and FAPs on the business installment loans and lines of credit we originate through these channels. We pay these commissions at the time the installment loan is originated or line of credit is opened. OnDeck also paid such commissions on equipment finance loans. We generally do not require that this commission be repaid to us in the event of a default on an installment loan or line of credit. In certain circumstances we are entitled to recover some or all of commission paid for equipment finance originations. While we generally discontinue working with strategic partners and FAPs that refer customers to us that ultimately have unacceptably high levels of defaults, to the extent that our strategic partners and FAPs are not at risk of forfeiting their commissions in the event of defaults, they may, to an extent, be indifferent to the riskiness of the potential customers that they refer to us.

Any violations of our Code of Business Conduct and Ethics, or the failure to detect any such violations, may cause our business, financial condition or results of operations to be adversely affected.

Our Code of Business Conduct and Ethics prohibits us and our employees from engaging in unethical business practices. In addition, our FAPs are required to comply with a code of conduct, or the FAP Code, tailored to their brokering services. We refer to our Code of Business Conduct and Ethics and the FAP Code collectively as the “Code.” However, there can be no assurance that all of our employees, agents, or contractors will refrain from acting in violation of our Code, or that we will be able to detect any such violations. The investigation into potential violations of our Code, or even allegations of such violations, could disrupt our operations, involve significant management distraction, and lead to significant costs and expenses, and such expenses may have a material adverse effect on our financial results. If we, or our employees, agents or contractors, are found to have engaged in practices that violate our Code, we could suffer severe fines, penalties or other consequences that may have a material adverse effect on our business, financial condition or results of operations. In addition, negative public opinion could result from actual or alleged conduct by us, or our employees, agents or contractors acting on our behalf, in any number of activities or circumstances in violation of our Code, including employment related offenses, such as harassment (sexual or otherwise) and discrimination, regulatory compliance and the use and protection of data and systems, or from actions taken by regulators or others in response to such conduct.

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

In 2018, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which came into effect on January 1, 2020 and expands the privacy rights of California residents and regulates the sharing of consumer information of California residents. On November 3, 2020, Californians voted to approve Proposition 24, a ballot measure that creates the California Privacy Rights Act (“CPRA”). The CPRA amends and expands the rights and obligations under the CCPA. Most of the CPRA’s substantive provisions will not take effect until January 1, 2023. Once the CPRA takes effect, it will replace the CCPA, although in the interim, businesses must comply with the CCPA. Compliance with the CCPA and the CPRA may increase the cost of conducting business in California, and we could see increased litigation costs as a result of the enactment of these laws. Several other states, such as Maine, Minnesota, Nevada, New York, Oklahoma, Virginia, and Washington, have proposed or passed legislation regarding data privacy and use, which could create more risks and potential costs.

Negative public perception of our business could cause demand for our products to significantly decrease.

In recent years, consumer advocacy groups and some media reports have advocated governmental action to prohibit or place severe restrictions on short-term and high-cost consumer loans. Such consumer advocacy groups and media reports generally focus on the annual percentage rate for this type of consumer loan, which is compared unfavorably to the interest typically charged by banks to consumers with top-tier credit histories. The fees and/or interest charged by us and others in the industry attract media publicity about the industry and may be perceived as controversial. If the negative characterization of these types of loans becomes increasingly accepted by consumers, demand for any or all of the consumer loan products that we offer could significantly decrease, which could materially affect our business, prospects, results of operations, financial condition and cash flows. Additionally, if the negative characterization of these types of loans is accepted by legislators and regulators, we could become subject to more restrictive laws and regulations applicable to short-term loans or other consumer loan products that we offer that could materially adversely affect our business, prospects, results of operations, financial condition and cash flows and could impair our ability to continue current operations.

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

In January 2019, the Democratic party took control of the House of Representatives, and in January 2021, the Democratic party took control of the Senate and Joseph Biden was inaugurated as President of the United States. The new administration has publicly discussed raising income tax rates, including corporate income taxes. Such legislation would likely lead to an increase in our total tax expense. Further, tax rate changes can also lead to discrete tax expense events at the time of enactment. We are unable to predict at this time the effect of any such new legislation or regulations.

Current and future litigation or regulatory proceedings could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

We have been and are currently subject to lawsuits (including purported class actions) that could cause us to incur substantial expenditures, generate adverse publicity and could significantly impair our business, force us to cease doing business in one or more jurisdictions or cause us to cease offering or alter one or more products. We are also likely to be subject to further litigation in the future. An adverse ruling in or a settlement of any current or future litigation against us or another provider of loans or financings similar to those we offer could cause us to have to refund fees and/or interest collected, forego collection of the principal amount of loans or the delivery of purchased receivables, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate our operations in particular jurisdictions.

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

In some circumstances, federal preemption and application of an out-of-state choice of law provision will not, or may not, be available for the benefit of certain non-bank purchasers of loans to defend against a state law claim of usury.

Over the past few years there have been several litigation and enforcement actions aimed at issuing banks and their non-bank lending partners. These actions have primarily challenged the validity of the issuing bank partner model that is used by many non-bank lenders, including by the Company.

In May 2015, the U.S. Court of Appeals for the Second Circuit held in Madden v. Midland Funding, LLC that federal law did not preempt a state’s interest rate limitations when applied to a non-bank debt buyer of a consumer credit card loan seeking to collect interest at the rate originally contracted for by a national bank.

In June 2020, each of the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”) implemented rules to address the valid-when-made doctrine and the uncertainty created by the Madden case. Generally, the rules clarify that the permissible interest on a loan is determined at the time the loan is made by national banks, Federal savings associations, state banks and insured branches of foreign banks and such permissible interest rate is not affected by a subsequent sale, assignment or other transfer to non-bank financial companies or a subsequent change in state law. In July 2020, the attorneys general for California, Illinois and New York filed a complaint in the U.S. District Court for the Northern District of California challenging the OCC rule on both substantive and procedural grounds. Additionally, in August 2020, the attorneys general for California, Illinois, Massachusetts, Minnesota, New Jersey, New York, North Carolina and the District of Columbia filed suit in the U.S. District Court for the Northern District of California challenging the FDIC rule on similar grounds. While both the OCC and FDIC rule will remain in effect absent a preliminary or final ruling by the court, uncertainty exists as to when and how this case will be resolved or whether any other challenges to the OCC or FDIC rules will arise.

If the rules are invalidated, the Second Circuit’s holding in the Madden case would be binding on federal courts in the states included in the Second Circuit - New York, Connecticut and Vermont. If the Second Circuit's decision were then extended and upheld by courts outside of the Second Circuit, it could pose a challenge to the federal preemption of state interest rate limitations for loans made by our issuing bank partner in those states. Additionally, if the decision by the U.S. District Court for the Southern District of New York applying the law of the state of the borrower (rather than the governing law stated in the loan agreement) were applied by a state or federal court outside of the Southern District of New York, then loans originated by us (or a portion of the principal and/or interest on such loans) might be unenforceable, and penalties could apply depending if the terms of such loans were deemed contrary to the law of the state of the borrower. There could be other related liabilities and reputational harm if the Company or a subsequent transferee of a bank-issued loan were to seek to collect on those amounts deemed to be in violation of applicable state law.

While the Madden decision suggests that non-bank purchasers may not be entitled to utilize federal preemption of state interest rate limitations for loans made by issuing bank partners in those states, there have also been numerous litigation and enforcement actions that challenge the status of the issuing bank partner as the “true lender” of the loan in question. These actions primarily rely on the reasoning set forth in CashCall, Inc. v. Morrisey. In that case, the court held that the non-bank consumer lending platform, CashCall, and not its bank partner, was the “true lender” for certain loans made to West Virginia residents. The court relied on a “predominate economic interest” test that sought to determine which party (as between the issuing bank and the non-bank lending platform) retained the most economic risk in the loan transaction and should, therefore, be deemed the “true lender” of the loan. The CashCall decision and other similar actions challenge whether the loans should be subject to the interest rate limitations in the state where the consumer is located rather than in the bank’s home state because the non-bank lending platform, and not the bank, is the “true lender.” The state law remedies with respect to the “true lender” actions vary depending on the jurisdiction in which the action is filed.

On October 27, 2020, the OCC issued a final rule, which was effective December 29, 2020, that determines when a national bank or Federal savings association makes a loan and therefore is the “true lender” in the context of a partnership between a bank and a third party. The rule provides that a national bank or Federal savings association makes a loan if, as of the date of origination, it (1) is named as the lender in the loan agreement or (2) it funds the loan. On January 5, 2021, the attorneys general from seven states – New York, California, Colorado, Massachusetts, Minnesota, New Jersey, and North Carolina – and the District of Columbia filed suit against the OCC in the U.S. District Court for the Southern District of New York, challenging the rule. The existence of this lawsuit and any others, continues the legal uncertainty around the “true lender” rules. If we were deemed by a court to be the “true lender” of any loans originated by the issuing bank partner, it could impact the enforceability of the loans; it could subject us to regulatory investigations, penalties and fines; we might have to alter the terms of the loans we broker; it could create challenges for our capital markets and securitization models; we would have to change the way we do business in such jurisdictions; and we may suffer an adverse impact on our business.

If our relationship with certain of our issuing bank partners was to end or the legal structure supporting such relationship was to be successfully challenged, then we may have to comply with additional laws, regulations, and restrictions, and certain states may require us to obtain a lending or similar license.

In states that do not require a license to make commercial loans, we make certain small business loans directly to customers pursuant to a specific state’s law. However, some states and jurisdictions require a license to make or solicit certain commercial loans in that state or jurisdiction and/or may not honor the choice of another state’s law. These states assert either that their own licensing laws and requirements should generally apply to commercial loans made by nonbanks to residents of their state or apply to commercial loans made by nonbanks to residents of their state of certain principal amounts or with certain interest rates or other terms. In such states and jurisdictions and in some other circumstances, certain of our small business loans are originated by an issuing bank partner, which is not subject to state licensing, offered to us for sake. With respect to OnDeck loans, a bank currently originates all loans in certain states as well as some loans to customers in other states and jurisdictions. These loans are not governed by Virginia law, but rather the laws of the issuing bank partner’s home state. The remainder of OnDeck loans provide that they are governed by Virginia law. Loans originated by our issuing bank partner are generally priced the same as loans originated by us under Virginia law. While the other U.S. states where we originate loans currently honor our choice of law, future legal changes could result in any one or more of those states no longer honoring our choice of law or introducing a new licensing regime applicable to our business. In that case, we could potentially address the legal change by altering the terms of our loans, curtailing our originations, or placing more loans through our issuing bank partner.

If we were otherwise not able to work with an issuing bank partner or if we were to seek to make loans directly in certain states, we would have to attempt to comply with the laws of these states in other ways, including through obtaining the appropriate licenses. Compliance with the laws of such states could be costly, and if we are unable to obtain such licenses, our lending activity could substantially decrease or cease entirely in that state jurisdiction and our revenues, growth and profitability would be harmed.

If our relationship with an issuing bank partner were to end or if any other issuing bank partner were to cease operations, we would either need to find a replacement financial institution with which to enter into a similar arrangement or we would need to obtain individual federal, state or local lending licenses or otherwise comply with the laws of those jurisdictions in order to continue to make certain small business loans in those jurisdictions. Even if we were able to obtain the necessary licenses in those jurisdictions, compliance with the laws, rules and regulations of those jurisdictions could be costly and, depending on the terms of the loans, the interest rates or other loan terms and practices applicable to small business loans in those jurisdictions might be subject to limits, prohibitions or restrictions. If we were unable to maintain the necessary relationships, unable to obtain the necessary licenses or unable to otherwise comply with applicable law, we would be required to discontinue or curtail certain of our commercial lending, or limit the rates of interest charged on certain small business loans, in those jurisdictions and would face increased costs and compliance burdens.

In addition, if it were found that our activities under our current arrangements with our issuing bank partner constituted impermissible commercial lending within any such jurisdiction, we could face penalties and fines within such jurisdictions, and all or a portion of the interest charged on the small business loans and/or all or a portion of the principal of the small business loans could be found to be unenforceable or recoverable by the borrower and, to the extent it is determined that the small business loans were not originated in accordance with all applicable laws, we could be obligated to purchase certain small business loans that failed to comply with such legal requirements. Further, any finding that we engaged in commercial lending in states where we are not properly licensed to do so could lead to litigation, harm to our reputation and negatively impact our ability to originate small business loans.

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

In addition, our systems and those of third parties on whom we rely must comply with applicable legal and regulatory requirements and be capable of timely modification to comply with new or amended requirements. Any such systems problems going forward could have a material adverse effect on our business, prospects, results of operations, financial conditions and cash flows and could impair or prohibit our ability to continue current operations.

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

As disclosed in Note 1 to the Consolidated Financial Statements, we began utilizing the fair value option for our loan and finance receivables portfolio effective January 1, 2020. The fair values of our loans and finance receivables are determined using Level 3 inputs for which changes could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. A variety of factors including, but not limited to, estimated customer default rates, the timing of expected payments, utilization rates on our line of credit accounts, estimated costs to service the portfolio, discount rates, and valuations of comparable portfolios may ultimately affect the fair values of our loans and finance receivables. Modifications to our assumptions due to the passage of time and more information becoming available could result in material changes to our fair value calculations. These changes to fair value could adversely affect our results of operations. Additionally, under the fair value option, these changes are generally recorded directly to the income statement, which may make our financial statements less comparable to others in the industry that do not record their loan balances under the fair value option.

We are subject to impairment risk.

At December 31, 2020, we had goodwill totaling $268.0 million on our consolidated balance sheets, all of which represents assets capitalized in connection with acquisitions and business combinations. Accounting for goodwill requires significant management estimates and judgment. Events may occur in the future, and we may not realize the value of our goodwill. Management performs periodic reviews of the carrying values of our goodwill to determine whether events and circumstances indicate that impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill or an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the goodwill or intangible asset would occur, resulting in a non-cash charge, which could adversely affect our results of operations and could also lead to our inability to comply with certain covenants in our financing documents, which could cause a default under those agreements.

If the information provided by customers to us is incorrect or fraudulent, we may misjudge a customer’s qualification to receive a loan and our operating results may be harmed.

Our lending decisions are based partly on information provided to us by loan applicants. To the extent that these applicants provide information to us in a manner that we are unable to verify, our loan decisioning process, including the OnDeck Score®, may not accurately reflect the associated risk. In addition, data provided by third-party sources is a significant component of our loan decisioning and this data may contain inaccuracies. Inaccurate analysis of credit data that could result from false loan application information could harm our reputation, business and operating results.

In addition, we use identity and fraud checks analyzing data provided by external databases to authenticate each customer’s identity. From time to time in the past, these checks have failed and there is a risk that these checks could also fail in the future, and fraud, which may be significant, may occur. We may not be able to recoup funds underlying loans made in connection with inaccurate statements, omissions of fact or fraud, in which case our revenue, operating results and profitability will be harmed. Fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, negatively impact our operating results, brand and reputation, and require us to take steps to reduce fraud risk, which could increase our costs.

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

Other countries in which we operate or have operated, including Brazil, Australia, Canada and other countries where we intend to operate also have anticorruption laws, which we are, have been or will be subject to.

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

Failure of operating controls could produce a significant negative outcome, including customer experience degradation, legal expenses, increased regulatory cost, significant internal and external fraud losses and vendor risk.

Losses from operational failures can be material. These losses can arise from a wide range of breaches in controls, procedures, processes and security. Breaches in any of these controls, procedures, processes or security measures could lead to significant legal expense and, even, punitive damages. Internal fraud, including the stealing and dissemination of client personally identifiable information, can create significant client distrust and result in serious legal action against us. Breaches in client onboarding and servicing processes can degrade customer experience and place current and future revenues at risk. The continued proliferation and technological advances in first and third-party fraud can result in large losses over a short period of time if undetected. While we seek to enhance and develop our operational risk strategy and control structure, there can be no assurance that our efforts will be successful and that we will avoid material operational losses. These potential operational risk loss scenarios are not exhaustive and we could experience a significant loss in any scenario if our operational risk enhancements do not keep pace with our business, capabilities or our continued organizational growth and complexity. In addition, operational failures could have a significant effect on our reputation which could cause additional material harm to our business and prospects.

Increased competition from banks, credit card companies, other consumer lenders, and other entities offering similar financial products and services could adversely affect our business, prospects, results of operations, financial condition and cash flows.

We have many competitors. Our principal competitors are consumer loan and finance companies, CSOs, online lenders, credit card companies, auto title lenders and other financial institutions that offer similar financial products and services, including loans on an unsecured as well as a secured basis. Many other financial institutions or other businesses that do not now offer products or services directed toward our traditional customer base, many of whom may be much larger than us, could begin doing so. Significant increases in the number and size of competitors for our business could result in a decrease in the number of loans that we fund or necessitate a change in the terms of the loans that we offer, resulting in lower levels of revenue and earnings in these categories.

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

We are subject to the risk of unexpected changes in foreign currency exchange rates by virtue of our loans to residents of Brazil and businesses in Canada and Australia. In 2020, 1.1% of our total revenue was derived from our international operations. Our results of operations and certain of our intercompany balances associated with our international businesses are denominated in their respective currencies and are, as a result, exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, gross profit and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances.

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

Our business involves the storage and transmission of consumers’ and businesses’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. We are entirely dependent on the secure operation of our websites and systems as well as the operation of the internet generally. While we have incurred no material cyber-attacks or security breaches to date, a number of other companies have disclosed cyber-attacks and security breaches, some of which have involved intentional attacks. Attacks may be targeted at us, our customers, or both. Although we devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us and our customers, our security measures may not provide absolute security. Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches, especially because the techniques used by hackers change frequently or may not be recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including third parties outside the Company such as persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. These risks may increase in the future as we continue to increase our mobile and other internet-based product offerings and expand our internal usage of web-based products and applications or expand into new countries. If an actual or perceived breach of security occurs, customer and/or supplier perception of the effectiveness of our security measures could be harmed and could result in the loss of customers, suppliers or both. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.

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

Our services and operations are vulnerable to damage or interruption from tornadoes, hurricanes, earthquakes, fires, floods, other natural disasters, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, public health crises and similar events. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Despite any precautions we may take, system interruptions and delays could occur if there is a natural disaster, if a third-party provider closes a facility we use without adequate notice for financial or other reasons, or if there are other unanticipated problems at our leased facilities. Because we rely heavily on our servers, computer and communications systems and the internet to conduct our business and provide high-quality customer service, disruptions could harm our ability to run our business and cause lengthy delays which could harm our business, results of operations and financial condition. Acts of terrorism, war, civil unrest, violence or human error could cause disruptions to our business or the economy as a whole. Our business interruption insurance may not be sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures or other disruptions. Any of these events could cause consumer and small business confidence to decrease, which could result in a decreased number of loans and financing being made to customers. Any of these occurrences could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

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

We may not be able to successfully integrate the OnDeck business or otherwise realize the expected benefits of the transaction, including anticipated annual operating cost and capital synergies to the extent anticipated. Difficulties in integrating OnDeck into our operations may result in the combined company performing differently than expected, in operational challenges or in the failure to realize anticipated synergies and efficiencies in the expected time frame or at all. The integration of the two companies may result in material challenges, including the diversion of management’s attention from ongoing business concerns; retaining key management and other employees; retaining existing business and operational relationships, including customers and other counterparties, and attracting new business and operational relationships; the possibility of faulty assumptions underlying expectations regarding the integration process and associated expenses; consolidating corporate and administrative infrastructures and eliminating duplicative operations; coordinating geographically separate organizations; unanticipated issues in integrating information technology, communications and other systems; as well as unforeseen expenses or delays associated with the acquisition.

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

As disclosed in Note 1 to the Consolidated Financial Statements, we began utilizing the fair value option for our loan and finance receivables portfolio effective January 1, 2020. The fair values of our loans and finance receivables are determined using Level 3 inputs for which changes could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. A variety of factors including, but not limited to, estimated customer default rates, the timing of expected payments, estimated utilization rates on line of credit accounts, estimated costs to service the portfolio, interest rates, and valuations of comparable portfolios may ultimately affect the fair values of our loans and finance receivables. Modifications to our assumptions due to the passage of time and more information becoming available could result in material changes to our fair value calculations.

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

Our U.S. consumer loan businesses are seasonal in nature, which causes our cash flows to fluctuate over the year.

Our U.S. consumer loan businesses are affected by fluctuating demand for our products and services and fluctuating collection rates throughout the year. Demand for our consumer loan products in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. This seasonality requires us to manage our cash flows over the course of the year. If our originations were to increase and our collections were to fall substantially below what we would normally expect during certain periods, our ability to service debt and meet our other liquidity requirements may be adversely affected, which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

As of December 31, 2020 we had approximately $946.5 million of total debt outstanding. Interest expense on our indebtedness totaled $87.3 million during the year ended December 31, 2020. Our level of debt could have important consequences to our stockholders, including:

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

The agreements governing our indebtedness (including the indenture governing the 2024 Senior Notes, the 2025 Senior Notes and the Credit Agreement, as defined under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of this report) contain various restrictive covenants and, in the case of the Credit Agreement, and certain of the securitization facilities assumed in the OnDeck acquisition, require that we maintain certain financial ratios that impose operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interests. These restrictive covenants, among other things, restrict our ability to:

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

Any failure to comply with any of these financial and other affirmative and negative covenants could constitute an event of default or trigger an amortization event under our debt agreements, entitling the lenders to, among other things, terminate future credit availability (including under our Credit Agreement), and/or increase the interest rate on outstanding debt, and/or accelerate the maturity of outstanding obligations under our debt agreements. If we were unable to repay the amounts due and payable under such debt agreements that are secured, the applicable lenders and noteholders could seek remedies, including against the collateral pledged under such facilities. An acceleration of the debt under certain facilities could also lead to a default under other facilities due to cross-acceleration provisions. Any such default could materially adversely affect our business, prospects, results of operations, financial condition and cash flows and could impair our ability to continue current operations. In addition, we act as servicer with respect to certain of our securitization facilities. If we default in our servicing obligations, an early amortization event or default could occur with respect to the applicable facility and we could be replaced as servicer.

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

Our ability to make scheduled payments on or refinance our debt obligations will depend on our financial condition and operating performance and our ability to enter into other debt financings, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory, capital markets and other factors beyond our control. We might not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. For information regarding the risks to our business that could impair our ability to satisfy our obligations under our indebtedness, see “Risk Factors—Risks Related to Our Business and Industry.” If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. If we cannot make scheduled payments on our debt, we will be in default, and lenders could declare all outstanding principal and interest to be due and payable, the lenders under our Credit Agreement could terminate their commitments to loan money and we could be forced into bankruptcy or liquidation. The agreements governing our indebtedness restrict our ability to dispose of certain assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial condition, liquidity, results of operations and cash flows and our ability to satisfy our obligations under our indebtedness.

Changes in our financial condition or a potential disruption in the capital markets could reduce available capital.

If funds are not available from our operations and any excess cash or from our Credit Agreement, we may be required to access the banking and credit markets to meet our financial commitments and short-term liquidity needs. We also expect to periodically access the debt capital markets to obtain capital to finance growth. Efficient access to the debt capital markets will be critical to our ongoing financial success; however, our future access to the debt capital markets could become restricted due to a variety of factors, including a deterioration of our earnings, cash flows, balance sheet quality, or overall business or industry prospects, adverse regulatory changes, a disruption to or deterioration in the state of the capital markets or a negative bias toward our industry by market participants. Disruptions and volatility in the capital markets may cause banks and other credit providers to restrict availability of new credit. Due to the negative bias toward our industry, commercial banks and other lenders have restricted access to available credit to participants in our industry, and we may have more limited access to commercial bank lending than other businesses. Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, and a potential disruption in the capital markets may adversely affect our efforts to arrange additional financing on terms that are satisfactory to us, if at all. If adequate funds are not available, or are not available on acceptable terms, we may not have sufficient liquidity to fund our operations, make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges and this, in turn, could adversely affect our ability to advance our strategic plans. Additionally, if the capital and credit markets experience volatility, and the availability of funds is limited, third parties with whom we do business may incur increased costs or business disruption and this could adversely affect our business relationships with such third parties.

Increases in customer default rates could make us and our loans less attractive to lenders under debt facilities and investors in securitizations which may adversely affect our access to financing and our business.

Increases in customer default rates could make us and our loans less attractive to our existing (or prospective) funding sources. If our existing funding sources do not achieve their desired financial returns or if they suffer losses, they (or prospective funding sources) may increase the cost of providing future financing or refuse to provide future financing on terms acceptable to us or at all. Certain of our securitization facilities at and asset-backed notes issued by our subsidiaries are non-recourse to Enova and are collateralized by our loans. If the loans securing such securitization facilities and asset-backed notes fail to perform as expected, the lenders under our securitization facilities and investors in our asset-backed notes, or future lenders or investors in similar arrangements, may increase the cost of providing financing or refuse to provide financing on terms acceptable to us or at all. If we were to be unable to arrange new or alternative methods of financing on favorable terms, we may have to curtail or cease our origination of loans, which could have a material adverse effect on our business, financial condition, operating results and cash flow.

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

In addition, some provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders, including:

•	limitations on the ability of our stockholders to call special meetings;
•	limitations on the ability of our stockholders to act by written consent;
•	a separate vote of 80% of the voting power of the outstanding shares of capital stock in order for stockholders to amend the bylaws; and
•	advance notice provisions for stockholder proposals and nominations for elections to the Board of Directors to be acted upon at meetings of stockholders.

The market price of our shares may fluctuate widely.

The market price of our common stock may be influenced by many factors, some of which are beyond our control, including, among other things:

•	changes in federal, state or international laws and regulations affecting our industry;
•	actual or anticipated variations in quarterly and annual operating results;
•	changes in financial estimates and recommendations by research analysts following our common stock or the failure of research analysts to cover our common stock;
•	actual or anticipated changes in the United States or international economies;
•	terrorist acts or wars or other major catastrophic events;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures, or other strategic initiatives;
•	the trading volume of our common stock; and
•	the other risks and uncertainties described herein.

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

We do not anticipate paying any dividends on our common stock in the foreseeable future. Any declaration and payment of future dividends to holders of our common stock may be limited by the provisions of the Delaware General Corporation Law (“DGCL”) and are limited by the terms of the Credit Agreement, 2024 Senior Notes, 2025 Senior Notes and our loan securitization facilities. The future payment of dividends, if permitted, will be at the sole discretion of our Board of Directors and will depend on many factors, including our earnings, capital requirements, financial condition, and other considerations that our Board of Directors deem relevant. As a result, to receive any income or realize a return on their investment, our stockholders will need to sell their shares of common stock.

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

We lease our corporate headquarters, which is located in Chicago, Illinois. We maintain a leased office in (i) Gurnee, Illinois for one of our contact center operations, (ii) Blue Ash, Ohio for The Business Backer operations, (iii) New York, New York, Denver, Colorado and Arlington, Virginia for OnDeck operations and (iv) São Paulo, for our Brazilian operations. We also operate a leased office out of South Jordan, Utah focusing on consumer application intake and support functions. We do not own any real property. We are currently operating substantially in a remote work environment; if and when that changes, we believe that our leased facilities are adequate to support our operations and that, as needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

Information concerning legal proceedings is incorporated herein by reference to Note 11, “Commitments and Contingencies,” to the Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

The principal market for our common stock is the New York Stock Exchange (“NYSE”), and our shares of common stock are listed under the symbol “ENVA.”

Stockholders

There were 304 registered stockholders of record of Enova common stock as of February 25, 2021.

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

Performance Graph

The following graph shows a comparison of the cumulative total shareholder return for our common stock to the total shareholder return for the S&P SmallCap 600® Index and with our peer group from December 31, 2015 through December 31, 2020. This data assumes an investment of $100 in each of our common stock and the two indices on December 31, 2015 and that all dividends were reinvested. Our peer group index is comprised of CoreLogic, Inc., Envestnet, Inc., Fair Isaac Corporation, Green Dot Corporation, Groupon, Inc., Grubhub, Inc., LendingClub Corporation, Morningstar, Inc. Nelnet, Inc., OneMain Holdings, Inc., Regional Management Corp., SS&C Technologies Holdings, Inc., and World Acceptance Corp.

$600
$500
$400
$300
$200
$100
$0
12/31/15
3/31/16
6/30/16
9/30/16
12/31/16
3/31/17
6/30/17
9/30/17
12/31/17
3/31/18
6/30/18
9/30/18
12/31/18
3/31/19
6/30/19
9/30/19
12/31/19
3/31/20
6/30/20
9/30/20
12/31/20
Enova International, Inc. (ENVA)
S&P SmallCap 600 ®
Peer Group

Unregistered Sales of Equity Securities

We did not sell any unregistered securities during the three years ended December 31, 2020.

Issuer Purchases of Equity Securities

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b) (in thousands)
October 1 – October 31, 2020	17,055	$18.58	—	$2,397
November 1 – November 30, 2020	70,417	18.51	10,000	52,197
December 1 – December 31, 2020	7,256	24.77	—	50,000
Total	94,728	$19.00	10,000	$50,000

(a)

Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 1,511 shares, 60,417 shares and 7,256 shares for the months of October, November and December, respectively. The month of October also includes 15,544 shares withheld from employees of On Deck as tax payments for shares issued as part of the Company's acquisition of OnDeck on October 13, 2020. See Note 13 in the Notes to Consolidated Financial Statements for additional details on the Company’s stock-based compensation plans.

(b)

On October 22, 2019, the Board of Directors authorized a share repurchase program totaling $75.0 million through December 31, 2020 (the “2019 Authorization”). On December 31, 2020 the remaining $2.2 million authorized under the 2019 Authorization expired. On November 5, 2020 the Board of Directors authorized an additional share repurchase program totaling $50.0 million through December 31, 2021. All share repurchases made under these repurchase authorizations have been through open market transactions.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Virginia SB 421

On March 7, 2020, SB 421 passed through both houses of the Virginia Legislature. The bill amends laws governing open-end lines of credit to cap interest and fees at 36% annual interest plus a $50 annual participation fee. Further, the law would allow Virginia-licensed lenders to make installment loans at 36% APR plus a loan processing fee equal to the greater of $75 or 5% of the principal loan amount, but not exceeding $150. The law went into effect on January 1, 2021.

Illinois SB 1792

On January 13, 2021, the Illinois General Assembly passed SB 1792, the Economic Equity Act (“EEA”), which will become effective upon the Governor’s signature and publication. The EEA implements a 36% rate cap on all consumer lending, with the APR calculated consistent with the Military Lending Act’s Military Annual Percentage Rate. The EEA applies to consumer loans originated on or after the effective date. In addition, the EEA provides for the application of a predominant economic interest test for bank service arrangements. Pursuant to the economic interest test, a broker or service with a predominant economic interest in a loan is considered to be the “true lender” for purposes of applying the EEA and the 36% rate cap.

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

RESULTS OF OPERATIONS

Election of Fair Value Option

Prior to January 1, 2020, we carried our loans and finance receivables at amortized cost, net of an allowance for estimated losses inherent in the portfolio. Effective January 1, 2020, we elected the fair value option to account for all our loans and finance receivables in conjunction with the transition guidance specified in ASU 2019-05. We believe the fair value option better reflects the value of our portfolio and its future economic performance as well as more closely aligns with our marginal decision-making processes that rely on risk-based pricing and discounted cash flow methodologies. Refer to Note 1 for discussion of the election and its impact on our accounting policies. In comparing our current year results under the fair value option to prior periods, it may be helpful to consider the following.

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

From a loan valuation perspective, the COVID-19 pandemic significantly increases the potential variability of our expected cash flows. We deemed it appropriate to increase the discount rate to capture the increase in potential volatility in expected cash flows due to the unprecedented nature of this pandemic and governmental response. After adjusting the discount rate for the decrease in underling interest rates, we increased the rate by 500 basis points based on what we deemed a market participant would require to assume the additional risk. Consequently, the associated fair values of these loans were adjusted lower as part of the standard process in our internally-developed valuation models described in the Notes to the Consolidated Financial Statements as well as the “Critical Accounting Estimates” section of this Form 10-K.

The number of loans with payment deferrals or other modifications increased meaningfully toward the end of the first quarter and into the second quarter. These requests for deferrals and modifications decreased meaningfully over the remainder of 2020. Since the beginning of the pandemic, we have assessed performance of borrowers that had elected to defer or modify loan payments during the pandemic. As of December 31, 2020, our collection data does not appear to indicate increased risk with these borrowers. As modifications and deferrals do not appear to be a strong indicator of future activity, we did not make an adjustment to the fair value of these loans at December 31, 2020 based on current or past modification or deferral.

After seeing increases in delinquency and charge-offs early in the pandemic, we have experienced significant improvements to these metrics over the remainder of 2020. Both delinquencies and charge-offs have declined to levels below even the pre-COVID period. However, positive test results and related deaths increased during the fourth quarter. Further, a new variant of the COVID-19 strain had begun spreading rapidly in Europe and had been first detected in the United States in late December. After improvements in unemployment claims and rates from April through the third quarter, new weekly claims and the overall unemployment rate were generally level in the fourth quarter, although both significantly higher than pre-pandemic levels. At December 31, 2020, although a new round of stimulus had been passed by Congress and vaccine distribution had begun, many were still viewing the near- and intermediate-term outlook as negative in regards to control of the pandemic, business reopening/closing trends, unemployment, and the economy in general. Management concluded that the probability of future charge-offs was higher than what we had experienced in the past and, therefore, increased anticipated charge-offs in our fair value models, which reduced the fair value of our portfolio at December 31, 2020. We deemed the resulting fair value to be an appropriate market-based exit price that considers current market conditions at December 31, 2020.

We continue to closely monitor this pandemic and expect to make future changes to respond to the situation as it continues to evolve.

HIGHLIGHTS

Our financial results for the year ended December 31, 2020 (“2020”) are summarized below.

•	Revenue decreased $91.1 million, or 7.8%, to $1,083.7 million in 2020 compared to $1,174.8 million in the year ended December 31, 2019 (“2019”).
•	Net revenue was $684.2 million in 2020. Gross profit was $571.9 million in 2019.
•	Income from Operations increased $109.6 million, or 44.2%, to $357.8 million in 2020, compared to $248.2 million in 2019.

•	Net income was $377.8 million in 2020, compared to $36.6 million in 2019. Diluted earnings per share were $11.70 in 2020 compared to $1.06 in 2019.

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Revenue
Loans and finance receivables revenue	$1,076,204	$1,171,857	$971,252
Other	7,506	2,900	1,369
Total Revenue	1,083,710	1,174,757	972,621
Change in Fair Value	(399,517)	—	—
Cost of Revenue	—	(602,894)	(503,405)
Net Revenue/Gross Profit	684,193	571,863	469,216
Expenses
Marketing	69,780	115,132	95,960
Operations and technology	96,284	84,262	78,367
General and administrative	140,600	109,204	105,143
Depreciation and amortization	19,732	15,055	14,200
Total Expenses	326,396	323,653	293,670
Income from Operations	357,797	248,210	175,546
Interest expense, net	(86,691)	(75,604)	(79,364)
Foreign currency transaction gain (loss), net	514	(216)	(2,318)
Gain on bargain purchase	163,999	—	—
Loss on early extinguishment of debt	(827)	(2,321)	(24,991)
Equity method investment income	628	—	—
Income before Income Taxes	435,420	170,069	68,873
Provision for income taxes	57,191	42,053	5,301
Net income from continuing operations before noncontrolling interest	378,229	128,016	63,572
Less: Net income attributable to noncontrolling interest	85	—	—
Net income from continuing operations	378,144	128,016	63,572
Net (loss) income from discontinued operations	(300)	(91,404)	6,526
Net income attributable to Enova International, Inc.	377,844	36,612	70,098
Diluted earnings per share – continuing operations	$11.71	$3.72	$1.81
Diluted (loss) earnings per share – discontinued operations	(0.01)	(2.66)	0.18
Diluted earnings per share	$11.70	$1.06	$1.99

Revenue
Loans and finance receivables revenue	99.3%	99.8%	99.9%
Other	0.7	0.2	0.1
Total Revenue	100.0	100.0	100.0
Change in Fair Value	(36.9)	—	—
Cost of Revenue	—	(51.3)	(51.8)
Net Revenue/Gross Profit	63.1	48.7	48.2
Expenses
Marketing	6.4	9.8	9.9
Operations and technology	8.9	7.2	8.0
General and administrative	13.0	9.3	10.8
Depreciation and amortization	1.8	1.3	1.5
Total Expenses	30.1	27.6	30.2
Income from Operations	33.0	21.1	18.0
Interest expense, net	(8.0)	(6.4)	(8.1)
Foreign currency transaction (loss) gain, net	0.1	—	(0.2)
Gain on bargain purchase	15.1	—	—
Loss on early extinguishment of debt	(0.1)	(0.2)	(2.6)
Equity method investment income	0.1	—	—
Income before Income Taxes	40.2	14.5	7.1
Provision for income taxes	5.3	3.6	0.5
Net income from continuing operations before noncontrolling interest	34.9	10.9	6.5
Less: Net income attributable to noncontrolling interest	—	—	—
Net income from continuing operations	34.9	10.9	6.5
Net (loss) income from discontinued operations	—	(7.8)	0.7
Net income attributable to Enova International, Inc.	34.9%	3.1%	7.2%

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Net income from continuing operations	$378,144	$128,016	$63,572
Adjustments:
Gain on bargain purchase	(163,999)	—	—
Loss on early extinguishment of debt(a)	827	2,321	24,991
Acquisition-related costs(b)	20,023	—	—
Lease termination and cease use costs	—	726	—
Intangible asset amortization	1,777	1,070	1,070
Stock-based compensation expense	18,041	11,967	11,660
Foreign currency transaction (gain) loss, net(e)	(499)	216	2,318
Cumulative tax effect of adjustments	(8,038)	(3,907)	(8,885)
Discrete tax adjustments(c)	(11,604)	(141)	(11,237)
Regulatory settlement(d)	—	—	633
Adjusted earnings	$234,672	$140,268	$84,122

Diluted earnings per share from continuing operations	$11.71	$3.72	$1.81
Adjustments:
Gain on bargain purchase	(5.08)	—	—
Loss on early extinguishment of debt(a)	0.03	0.07	0.71
Acquisition-related costs(b)	0.62	—	—
Lease termination and cease use costs	—	0.02	—
Intangible asset amortization	0.05	0.03	0.03
Stock-based compensation expense	0.56	0.35	0.33
Foreign currency transaction (gain) loss, net	(0.02)	—	0.06
Cumulative tax effect of adjustments	(0.25)	(0.11)	(0.25)
Discrete tax adjustments(c)	(0.36)	—	(0.32)
Regulatory settlement(d)	—	—	0.02
Adjusted earnings per share	$7.26	$4.08	$2.39

(a)

For the years ended December 31, 2020, 2019 and 2018, we recorded $0.8 million ($0.6 million net of tax), $2.3 million. ($1.8 million net of tax) and $25.0 million ($19.6 million net of tax) losses on early extinguishment of debt, respectively, related to the early termination of a revolving line of credit and securitization facility obtained with the OnDeck acquisition, the redemption of $44.1 million of securitization notes in 2019 and the repurchase of $345 million of principal amount of senior notes in 2018, respectively.

(b)	For the year ended December 31, 2020, we recorded $20.0 million ($19.5 million net of tax) of expenses related to an acquisition.
(c)	For the year ended December 31, 2018, we recorded income tax benefits of $11.2 million from the U.S. Tax Cuts and Jobs Act.
(d)

For the year ended December 31, 2018, we consented to the issuance of a Consent Order by the CFPB, pursuant to which we agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2014 review of us, to pay a civil money penalty of $3.2 million, which is nondeductible for tax purposes.

(e)	Excludes amounts attributable to noncontrolling interests.

Adjusted EBITDA

The table below shows Adjusted EBITDA, which is a non-GAAP measure that we define as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, taxes and stock-based compensation expense. We believe Adjusted EBITDA is used by investors to analyze operating performance and evaluate our ability to incur and service debt and our capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess our estimated enterprise value. In addition, we believe that the adjustments for lease termination and cease use costs, gain on bargain purchase, loss on early extinguishment of debt, equity method investment income, acquisition-related costs and the regulatory settlement shown below are useful to investors in order to allow them to compare our financial results during the periods shown without the effect of the income or expense items. The computation of Adjusted EBITDA as presented below may differ from the computation of similarly-titled measures provided by other companies (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income from continuing operations	$378,144	$128,016	$63,572
Depreciation and amortization expenses(e)	19,726	15,055	14,200
Interest expense, net(e)	86,507	75,604	79,364
Foreign currency transaction (gain) loss, net(e)	(499)	216	2,318
Provision for income taxes	57,191	42,053	5,301
Stock-based compensation expense	18,041	11,967	11,660
Adjustments:
Lease termination and cease use costs	—	370	—
Gain on bargain purchase	(163,999)	—	—
Loss on early extinguishment of debt(a)	827	2,321	24,991
Equity method investment income	(628)	—	—
Acquisition-related costs(b)	20,023	—	—
Regulatory settlement(d)	—	—	633
Adjusted EBITDA	$415,333	$275,602	$202,039

Adjusted EBITDA margin calculated as follows:
Total Revenue	$1,083,710	$1,174,757	$972,621
Adjusted EBITDA	$415,333	$275,602	$202,039
Adjusted EBITDA as a percentage of total revenue	38.3%	23.5%	20.8%

Refer to footnotes in previous table for explanation of (a), (b), (d) and (e).

Constant Currency Basis

In addition to reporting financial results in accordance with GAAP, we have provided certain other non-GAAP financial information on a constant currency basis. Outside of the United States, we currently operate in Brazil and, with the acquisition of OnDeck Australia. During 2020, 2019 and 2018, 1.1%, 1.8% and 2.7% of our revenue, respectively, originated in currencies other than the U.S. Dollar, principally the Brazilian Real and Australian Dollar. As a result, changes in our reported revenue and profits include the impacts of changes in foreign currency exchange rates. We provide constant currency assessments in the following discussion and analysis to isolate the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. All conversion rates below are based on the U.S. Dollar equivalent to the applicable foreign currency:

	Year Ended December 31,
	2020	2019	% Change
Australian dollar(1)	0.7308	N/A	N/A
Brazilian Real	0.1955	0.2538	(23.0)%

	Year Ended December 31,
	2019	2018	% Change
Brazilian Real	0.2538	0.2753	(7.8)%

(1)	Determined using the average foreign currency exchange rates for the period subsequent to the acquisition of OnDeck.

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

YEAR ENDED 2020 COMPARED TO YEAR ENDED 2019

Revenue and Net Revenue

Revenue decreased $91.1 million, or 7.8%, to $1,083.7 million for 2020 as compared to $1,174.8 million for 2019. On a constant currency basis, revenue decreased by $88.3 million, or 7.5%, for 2020 compared to 2019. The change in revenue was driven primarily by the strategic reduction in originations due to the COVID-19 pandemic, partially offset by the inclusion of OnDeck.

Our net revenue was $684.2 million for 2020 compared to gross profit of $571.9 million for 2019. On a constant currency basis, net revenue for 2020 was $114.9 million higher than gross profit in 2019. Our net revenue as a percentage of revenue (“net revenue margin”) was 63.1% in 2020 compared to gross profit as a percentage of revenue (“gross profit margin”) of 48.7% in 2019. The increase was driven by lower delinquency rates and lower than expected charge-offs as a result of portfolio seasoning and lower originations.

The following table sets forth the components of revenue, net revenue and gross profit, separated by product for 2020 and 2019 (dollars in thousands):

	Year Ended December 31,
	2020	2019	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$962,119	$1,119,866	$(157,747)	(14.1)%
Small business loans and finance receivables revenue	114,085	51,991	62,094	119.4
Total loan and finance receivable revenue	1,076,204	1,171,857	(95,653)	(8.2)
Other	7,506	2,900	4,606	158.8
Total revenue	1,083,710	1,174,757	(91,047)	(7.8)
Change in fair value	(399,517)	—	(399,517)	100.0
Cost of revenue	—	(602,894)	602,894	(100.0)
Net revenue/gross profit	$684,193	$571,863	$112,330	19.6%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	88.8%	95.4%
Small business loans and finance receivables revenue	10.5	4.4
Total loan and finance receivable revenue	99.3	99.8
Other	0.7	0.2
Total revenue	100.0	100.0
Change in fair value	(36.9)	—
Cost of revenue	—	(51.3)
Net revenue/gross profit	63.1%	48.7%

Loan and Finance Receivable Balances

The fair value of our loan and finance receivable portfolio in our consolidated financial statements at December 31, 2020 was $1,241.5 million with an outstanding principal balance of $1,263.1 million. Our loan and finance receivable balance in our consolidated financial statements as of December 31, 2019 was $1,239.6 million, before the allowance for losses of $176.9 million. The fair value of the combined loan and finance receivables portfolio includes $10.3 million with an outstanding principal balance of $8.8 million of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of December 31, 2020. The combined loan and finance receivables portfolio includes $27.6 million as of December 31, 2019 of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of December 31, 2019 before the liability for estimated losses of $1.5 million provided in “Accounts payable and accrued expenses” in our consolidated financial statements for December 31, 2019.

With the acquisition of OnDeck, our portfolio of loans and finance receivables serving the needs of small businesses increased significantly to 52.3% of our combined loan and finance receivable portfolio as of December 31, 2020, compared to 13.7% as of December 31, 2019. The consumer portfolio balance decreased to 47.7% of our combined loan and finance receivable portfolio balance as of December 31, 2020, compared to 86.3% as of December 31, 2019. See “—Non-GAAP Financial Measures—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

The following tables summarize loan and finance receivable balances outstanding as of December 31, 2020 and 2019 (in thousands):

	As of December 31, 2020
		Guaranteed
	Company	by the
	Owned(a)	Company(a)	Combined(b)
Consumer loans and finance receivables
Principal	$576,404	$8,845	$585,249
Fair value	625,219	10,289	635,508
Fair value as a % of principal	108.5%	116.3%	108.6%
Small business loans and finance receivables
Principal	$686,730	$—	$686,730
Fair value	616,287	—	616,287
Fair value as a % of principal	89.7%	—%	89.7%
Total loans and finance receivables
Principal	$1,263,134	$8,845	$1,271,979
Fair value	1,241,506	10,289	1,251,795
Fair value as a % of principal	98.3%	116.3%	98.4%

	As of December 31, 2019
		Guaranteed
	Company	by the
	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables:
Consumer loans and finance receivables	$1,058,833	$27,560	$1,086,393
Small business loans and finance receivables	180,756	—	180,756
Total ending loans and finance receivables, gross	1,239,589	27,560	1,267,149
Less: Allowance and liabilities for losses(a)	(176,939)	(1,511)	(178,450)
Total ending loans and finance receivables, net	$1,062,650	$26,049	$1,088,699
Allowance and liability for losses as a % of loans and finance receivables, gross	14.3%	5.5%	14.1%

(a)

GAAP measure. The loan and finance receivable balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs and are not included in our consolidated balance sheets.

(b)	Except for allowance and liability for estimated losses, amounts represent non-GAAP measures.

At December 31, 2020, the ratio of fair value as a percentage of principal was 98.3% on company owned loans and finance receivables and 98.4% on combined loans and finance receivables. These ratios decreased during the year due primarily to increased charge-offs and delinquencies in the small business portfolio from the impact of COVID-19, partially offset by the seasoning of the consumer portfolio with the reduced level of originations, particularly to new customers, which carry a higher risk of charge-off.

Average Amount Outstanding per Loan and Finance Receivable

The average amount outstanding per loan and finance receivable is calculated as the total combined loans and finance receivables, gross balance at the end of the period divided by the total number of combined loans and finance receivables outstanding at the end of the period. The following table shows the average amount outstanding per loan and finance receivable by product at December 31, 2020 and 2019:

	As of December 31,
	2020	2019
Average amount outstanding per loan and finance receivable (in ones)(a)
Consumer loans and finance receivables(b)	$3,040	$1,856
Small business loans and finance receivables	29,093	32,627
Total loans(b)	$5,721	$2,144

(a)	The disclosure regarding the average amount per loan is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated balance sheets.

The average amount outstanding per loan increased to $5,721 as of December 31, 2020 compared to $2,144 from prior year, mainly due to a greater mix of small business loans and finance receivables as a result of the acquisition of OnDeck in 2020.

Average Loan and Finance Receivable Origination

The average loan and finance receivable origination amount is calculated as the total amount of combined loans and finance receivables originated, renewed and purchased for the period divided by the total number of combined loans and finance receivables originated, renewed and purchased for the period. The following table shows the average loan and finance receivable origination amount by product for 2020 compared to 2019:

	Year Ended
	December 31,
	2020	2019
Average loan and finance receivable origination amount (in ones)(a)
Consumer loans and finance receivables(b)(c)	$426	$597
Small business loans and finance receivables(c)	13,584	11,662
Total loans(b)	$600	$670

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated balance sheets.
(c)	For line of credit accounts the average represents the average amount of each incremental draw.

The average loan origination amount decreased to $600 from $670 during 2020 compared to 2019, mainly due to a strategic reduction in loan size in response to the COVID-19 pandemic as well as a greater mix of line of credit draws, which are generally smaller than other products.

Credit Performance of Loans and Finance Receivables

We monitor the performance of our loans and finance receivables. Internal factors such as portfolio composition (e.g., interest rate, loan term, geography information, customer mix, credit quality) and performance (e.g., delinquency, loss trends, prepayment rates) are reviewed on a regular basis at various levels (e.g., product, vintage). We also weigh the impact of relevant, internal business decisions on portfolio. External factors such as macroeconomic trends, financial market liquidity expectations, competitive landscape and legal/regulatory requirements are also reviewed on a regular basis.

The payment status of a customer, including the degree of any delinquency, is a significant factor in determining estimated charge-offs in the cash flow models that we use to determine fair value. The following table shows payment status on outstanding principal, interest and fees as of the end of each of the last eight quarters (dollars in thousands):

	2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$1,145,748	$816,905	$698,964	$1,310,171
Guaranteed by the Company(a)	11,798	6,054	8,100	10,163
Ending combined loan and finance receivables balance(b)	$1,157,546	$822,959	$707,064	$1,320,334
> 30 days delinquent	86,294	36,797	25,841	122,666
> 30 days delinquency rate	7.5%	4.5%	3.7%	9.3%

	2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$856,608	$945,881	$1,086,163	$1,210,262
Guaranteed by the Company(a)	22,296	21,463	23,648	27,560
Ending combined loan and finance receivables balance(b)	$878,904	$967,344	$1,109,811	$1,237,822
> 30 days delinquent	52,631	49,974	77,772	83,315
> 30 days delinquency rate	6.0%	5.2%	7.0%	6.7%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(b)	Non-GAAP measure.

Consumer Loans and Finance Receivables

The following table includes financial information for our consumer loans and finance receivables. Delinquency metrics include principal, interest and fees, and only amounts that are past due (dollars in thousands):

	2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$877,503	$646,534	$569,556	$576,404
Guaranteed by the Company(a)	10,287	5,195	6,905	8,845
Total combined loan and finance receivable principal balance(b)	$887,790	$651,729	$576,461	$585,249
Consumer combined loan and finance receivable fair value balance:
Company owned	$917,222	$690,957	$617,921	$625,219
Guaranteed by the Company(a)	12,445	6,614	7,411	10,289
Ending combined loan and finance receivable fair value balance(b)	$929,667	$697,571	$625,332	$635,508
Fair value as a % of principal(b)(c)	104.7%	107.0%	108.5%	108.6%
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$959,286	$693,991	$614,676	$619,088
Guaranteed by the Company(a)	11,798	6,054	8,100	10,163
Ending combined loan and finance receivable balance(b)	$971,084	$700,045	$622,776	$629,251
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$1,007,336	$813,497	$646,137	$613,683
Guaranteed by the Company(a)(d)	17,846	7,553	6,855	8,861
Average combined loan and finance receivable balance(b)(d)	$1,025,182	$821,050	$652,992	$622,544

Revenue	$335,900	$236,772	$192,567	$196,880
Change in fair value	(210,725)	(102,159)	(24,378)	(31,167)
Net revenue	125,175	134,613	168,189	165,713
Net revenue margin	37.3%	56.9%	87.3%	84.2%
Change in fair value as a % of average combined loan and finance receivable balance(b)(d)	20.6%	12.4%	3.7%	5.0%

Delinquencies:
> 30 days delinquent	$81,654	$31,149	$21,559	$24,793
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	8.4%	4.4%	3.5%	3.9%

Charge-offs:
Charge-offs (net of recoveries)	$191,306	$141,193	$30,670	$34,035
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	18.7%	17.2%	4.7%	5.5%

	2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$698,915	$758,237	$864,563	$953,294
Guaranteed by the Company(a)	22,130	21,372	23,549	27,455
Total combined loan and finance receivable principal balance(b)	$721,045	$779,609	$888,112	$980,749
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$759,116	$823,648	$946,784	$1,041,075
Guaranteed by the Company(a)	22,296	21,463	23,648	27,560
Ending combined loan and finance receivable balance(b)	$781,412	$845,111	$970,432	$1,068,635
Ending allowance and liability for losses (prior to FVO adoption)	$119,212	$131,666	$154,344	$168,561
Allowance for losses as a % of combined loan and finance receivable balance(b)(c)	15.3%	15.6%	15.9%	15.8%
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$802,332	$785,189	$887,113	$987,456
Guaranteed by the Company(a)(d)	26,856	21,486	23,031	24,723
Average combined loan and finance receivable balance(b)(d)	$829,188	$806,675	$910,144	$1,012,179

Revenue	$254,946	$247,591	$290,820	$326,509
Cost of revenue	(114,464)	(117,255)	(156,085)	(188,122)
Gross profit	140,482	130,336	134,735	138,387
Gross profit margin	55.1%	52.6%	46.3%	42.4%
Cost of revenue as a % of average combined loan and finance receivable balance(b)(d)	13.8%	14.5%	17.1%	18.6%

Delinquencies:
> 30 days delinquent	$50,264	$46,981	$74,067	$79,450
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	6.4%	5.6%	7.6%	7.4%

Charge-offs:
Charge-offs (net of recoveries)	$137,836	$104,859	$133,175	$173,963
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	16.6%	13.0%	14.6%	17.2%

(a)	Represents loans originated by third-party lenders through the CSO programs that we have not yet purchased, which are not included in our consolidated balance sheets.
(b)	Non-GAAP measure.
(c)	Determined using period-end balances.
(d)	The average combined loan and finance receivable balance is the average of the month-end balances during the period.

The combined ending loan balance, including principal and accrued fees/interest outstanding, of consumer loans and finance receivables at December 31, 2020 decreased 41.1% to $629.3 million compared to $1,068.6 million at December 31, 2019, due primarily to lower originations driven by our strategic efforts to mitigate risks associated with the COVID-19 pandemic since March 2020.

The percentage of loans greater than 30 days delinquent decreased to 3.9% at December 31, 2020, compared to 7.4% at December 31, 2019. The decrease was driven primarily by having a more seasoned and lower risk portfolio remaining as originations were significantly lower than historical levels during the last nine months and the majority of higher risk loans to new customers originated in prior quarters have been charged off. Delinquencies increased slightly during the fourth quarter of 2020 as anticipated with the increase in originations over the quarter.

Charge-offs (net of recoveries) as a percentage of average combined loan balance decreased to 5.5% for the three months ended December 31, 2020 (the “2020 fourth quarter”), compared to 17.2% for the three months ended December 31, 2019 (the “2019 fourth quarter”), driven primarily by having a more seasoned and lower risk portfolio remaining as originations were lower for the last nine months of 2020 and the majority of loans to new customers originated in prior quarters have been charged off.

The ratio of fair value as a percentage of principal on consumer loans and finance receivables increased each of the last four quarters primarily driven by the seasoning of the portfolio with reduced level of originations, particularly to new customers, partially offset by higher expected future charge-offs at December 31, 2020, as discussed in “—Results of Operations—COVID-19.”

Small Business Loans and Finance Receivables

The following table includes financial information for our small business loans and finance receivables. Delinquency metrics include principal, interest and fees, and only amounts that are past due (dollars in thousands):

	2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$183,905	$121,070	$81,733	$686,730
Ending loan and finance receivable fair value balance	175,985	108,705	75,449	616,287
Fair value as a % of principal(a)	95.7%	89.8%	92.3%	89.7%

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$186,462	$122,914	$84,288	$691,083

Average loan and finance receivable balance(b)	$182,862	$158,684	$101,819	$539,675

Revenue	$23,906	$14,930	$10,830	$64,419
Change in fair value	(24,994)	(18,513)	1,601	10,818
Net revenue	(1,088)	(3,583)	12,431	75,237
Net revenue margin	(4.6)%	(24.0)%	114.8%	116.8%
Change in fair value as a % of average loan balance(b)	13.7%	11.7%	(1.6)%	(2.0)%

Delinquencies:
> 30 days delinquent	$4,640	$5,648	$4,282	$97,873
> 30 days delinquent as a % of loan balance(a)	2.5%	4.6%	5.1%	14.2%

Charge-offs:
Charge-offs (net of recoveries)	$11,918	$14,782	$4,496	$21,052
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	6.5%	9.3%	4.4%	3.9%

	2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$95,575	$120,339	$138,714	$168,114

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$97,492	$122,233	$139,379	$169,187
Ending allowance for losses (prior to FVO adoption)	4,541	7,325	7,096	9,889
Allowance for losses as a % of loan and finance receivable balance(a)	4.7%	6.0%	5.1%	5.8%

Average loan and finance receivable balance(b)	$87,890	$107,992	$132,407	$154,346

Revenue	$9,179	$11,610	$14,567	$16,635
Cost of revenue	(4,394)	(6,178)	(6,101)	(10,295)
Gross profit	4,785	5,432	8,466	6,340
Gross profit margin	52.1%	46.8%	58.1%	38.1%
Cost of revenue as a % of average loan balance(b)	5.0%	5.7%	4.6%	6.7%

Delinquencies:
> 30 days delinquent	$2,367	$2,993	$3,705	$3,865
> 30 days delinquent as a % of loan balance(a)	2.4%	2.4%	2.7%	2.3%

Charge-offs:
Charge-offs (net of recoveries)	$3,623	$3,395	$6,330	$7,502
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	4.1%	3.1%	4.8%	4.9%

(a)	Determined using period-end balances.
(b)	The average loan and finance receivable balance is the average of the month-end balances during the period.

The combined ending loan balance, including principal and accrued fees/interest outstanding, of small business loans and finance receivables at December 31, 2020 increased 308.5% to $691.1 million compared to $169.2 million at December 31, 2019, due primarily to the acquisition of OnDeck during the fourth quarter of 2020, partially offset by lower originations driven by our strategic efforts to mitigate risks associated with the COVID-19 pandemic since March 2020.

The percentage of loans and finance receivables greater than 30 days delinquent increased to 14.2% at December 31, 2020, compared to 2.3% at December 31, 2019. The increase was driven primarily by the impact of the COVID-19 pandemic on our small business customers, as we have actively worked with them to understand their financial situations, offering a variety of repayment options to increase flexibility and reducing or deferring payments for impacted customers. The increase was partially offset by having a more seasoned portfolio remaining as originations were lower during the last nine months and a significant number of higher risk customers in more heavily impacted industries have already been charged off.

Charge-offs (net of recoveries) as a percentage of average loan balance decreased to 3.9% for the 2020 fourth quarter, compared to 4.9% in the 2019 fourth quarter, due primarily to having a more seasoned portfolio remaining as originations were low during the last nine months and a significant number of higher risk customers in more heavily impacted industries had already been charged off prior to the fourth quarter of 2020.

The ratio of fair value as a percentage of principal on small business loans and finance receivables has generally continued to improve by brand since the initial decline following the onset of COVID-19 in the second quarter. At the aggregated small business level, the ratio at December 31, 2020 declined compared to September 30, 2020, due to the acquisition of OnDeck loans in October as the OnDeck portfolio had a lower ratio than our legacy small business portfolio as of the acquisition date. However, similar to our legacy small business loans, the ratio of fair value as a percentage of principal on OnDeck loans also improved over the fourth quarter. The increases in both the legacy and OnDeck portfolios during the fourth quarter were primarily driven by the seasoning of the portfolios with reduced level of originations, particularly to new customers, partially offset by higher expected future charge-offs at December 31, 2020, as discussed in “—Results of Operations—COVID-19.”

Total Expenses

Total expenses increased $2.7 million, or 0.8%, to $326.4 million in 2020, compared to $323.7 million in 2019. On a constant currency basis, total expenses increased $4.6 million, or 1.4%, to $328.3 million for 2020 compared to 2019.

Marketing expense decreased $45.3 million, or 39.4%, to $69.8 million in 2020 compared to $115.1 million in 2019, primarily due to the strategic reduction of marketing spend beginning late first quarter of 2020 to mitigate risks associated with the COVID-19 pandemic.

Operations and technology expense increased $12.0 million, or 14.3%, to $96.3 million in 2020 from $84.3 million in 2019, due primarily to the inclusion of OnDeck expenses since its acquisition on October 13, 2020 as well as higher selling expenses related to direct costs associated with originating loans that, prior to utilization of the fair value option on our loan portfolio, were deferred and amortized against revenue over the life of the underlying loans. Subsequent to the election of the fair value option, these costs are no longer eligible for deferral. The increase was partially offset by reduction of variable costs associated with reduced originations.

General and administrative expense increased $31.4 million, or 28.7%, to $140.6 million in 2020 compared to $109.2 million in 2019, due primarily to the inclusion of OnDeck expenses since its acquisition on October 13, 2020 and, to a lesser extent, higher consulting and legal expenses related to the acquisition of OnDeck. The increase was partially offset by various cost-containment initiatives implemented to mitigate the impact of COVID-19, including lower personnel and travel-related costs.

Depreciation and amortization expense increased $4.7 million, or 31.1%, to $19.7 million in 2020 compared to $15.1 million in 2019 due primarily to the inclusion of OnDeck expenses since its acquisition on October 13, 2020 and, to a lesser extent, additional internally-developed software placed into service.

Interest Expense, Net

Interest expense, net increased $11.1 million, or 14.7%, to $86.7 million in 2020 compared to $75.6 million in 2019, due primarily to additional debt assumed in the OnDeck acquisition, which drove an increase in the average amount of debt outstanding of $104.6 million to $991.7 million during 2020 from $887.1 million during 2019, and a slight increase in the weighted average interest rate on our outstanding debt to 8.76% in 2020 from 8.61% in 2019. The increase in the weighted average interest rate was primarily driven by accelerated amortization of the fair value debt discount recorded as part of the OnDeck purchase accounting. Excluding the impact of the accelerated amortization our weighted average interest rate would have decreased to 8.20%. See “—Liquidity and Capital Resources—Current Debt Facilities” below for further information.

Provision for Income Taxes

The effective tax rate from continuing operations of 13.1% in 2020 was lower than the 24.7% rate recorded in 2019 due primarily to the remeasurement of unrecognized tax benefits, non-taxable bargain purchase gain and, to a lesser extent, nondeductible executive compensation and the loss of excess tax benefits related to stock based compensation.

As of December 31, 2020, the balance of unrecognized tax benefits was $39.0 million which is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, $4.1 million of which, if recognized, would favorably affect the effective tax rate in the period of recognition. We had $53.6 million of unrecognized tax benefits as of December 31, 2019. During 2020, we closed a Joint Committee on Taxation review of certain tax returns that were filed during 2018 in conjunction with the refunds claimed on those returns. The closing of the Joint Committee on Taxation review resulted in the remeasurement of unrecognized tax benefits, and a discrete benefit of $11.6 million was recognized as a component of the effective tax rate for the year. We believe that we have adequately accounted for any material tax uncertainties in our existing reserves for all open tax years.

Our U.S. tax returns are subject to examination by federal and state taxing authorities. The statute of limitations related to our consolidated Federal income tax returns is closed for all tax years up to and including 2016. However, the 2014 tax year is open to the extent of the net operating loss which we carried back from the 2019 tax return. The years open to examination by state, local and foreign government authorities vary by jurisdiction, but the statute of limitation is generally three years from the date the tax return is filed. For jurisdictions that have generated net operating losses, carryovers may be subject to the statute of limitations applicable for the year those carryovers are utilized. In these cases, the period for which the losses may be adjusted will extend to conform with the statute of limitations for the year in which the losses are utilized. In most circumstances, this is expected to increase the length of time that the applicable taxing authority may examine the carryovers by one year or longer, in limited cases.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. We deferred the timing of federal tax estimates and payroll taxes as permitted by the CARES Act and have availed ourselves of net operating loss carryback provisions.

YEAR ENDED 2019 COMPARED TO YEAR ENDED 2018

Revenue and Gross Profit

Revenue increased $202.2 million, or 20.8%, to $1,174.8 million for 2019 as compared to $972.6 million for 2018. On a constant currency basis, revenue increased by $204.0 million, or 21.0%, for 2019 compared to 2018. The change in revenue was driven primarily by a 19.2% increase in consumer loans and finance receivables revenue and a 61.7% increase in small business loans and finance receivables revenue.

Our gross profit increased by $102.7 million or 21.9% to $571.9 million for 2019 from $469.2 million for 2018. On a constant currency basis, gross profit increased by $103.6 million for 2019 compared to 2018. Our gross profit margin increased slightly to 48.7% in 2019 from 48.2% in 2018.

The following table sets forth the components of revenue and gross profit, separated by product for 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$1,119,866	$939,105	$180,761	19.2%
Small business loans and finance receivables revenue	51,991	32,147	19,844	61.7
Total loan and finance receivable revenue	1,171,857	971,252	200,605	20.7
Other	2,900	1,369	1,531	111.8
Total revenue	1,174,757	972,621	202,136	20.8
Cost of revenue	(602,894)	(503,405)	(99,489)	19.8
Gross profit	$571,863	$469,216	$102,647	21.9%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	95.3%	96.6%
Small business loans and finance receivables revenue	4.4	3.3
Total loan and finance receivable revenue	99.8	99.9
Other	0.2	0.1
Total revenue	100.0	100.0
Cost of revenue	(51.3)	(51.8)
Gross profit	48.7%	48.2%

Loan and Finance Receivable Balances

The outstanding Company-owned portfolio balance of loans and finance receivables, net of allowance, increased $282.6 million, or 36.2%, to $1,062.7 million as of December 31, 2019 from $780.1 million as of December 31, 2018, and the combined portfolio balance of loans and finance receivables, net of allowance and liability for estimated losses, increased $281.0 million, or 34.8%, to $1,088.7 million as of December 31, 2019 from $807.7 million as of December 31, 2018, due primarily to increased demand for our near-prime consumer installment product and our line of credit products. The outstanding loan balance for our near-prime consumer product increased 29.7% as of December 31, 2019 compared to December 31, 2018, resulting in a near-prime consumer portfolio balance that comprises approximately 48.1% of our total loan and finance receivables portfolio balance while short-term loans comprise approximately 3.5%. See “—Non-GAAP Financial Measures—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

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

The following table summarizes loan and finance receivable balances outstanding as of December 31, 2019 and 2018 (dollars in thousands):

	As of December 31,
	2019			2018
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Ending loans and finance receivables:
Consumer loans and finance receivables	$1,058,833	$27,560	$1,086,393	$839,780	$29,704	$869,484
Small business loans and finance receivables	180,756	—	180,756	84,546	—	84,546
Total ending loans and finance receivables, gross	1,239,589	27,560	1,267,149	924,326	29,704	954,030
Less: Allowance and liabilities for losses(a)	(176,939)	(1,511)	(178,450)	(144,214)	(2,166)	(146,380)
Total ending loans and finance receivables, net	$1,062,650	$26,049	$1,088,699	$780,112	$27,538	$807,650
Allowance and liability for losses as a % of loans and finance receivables, gross	14.3%	5.5%	14.1%	15.6%	7.3%	15.3%

(a)

GAAP measure. The loan and finance receivable balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs and are not included in our consolidated balance sheets.

(b)	Except for allowance and liability for estimated losses, amounts represent non-GAAP measures.

Average Amount Outstanding per Loan and Finance Receivable

The average amount outstanding per loan and finance receivable is calculated as the total combined loans finance receivables, gross balance at the end of the period divided by the total number of combined loans finance receivables outstanding at the end of the period. The following table shows the average amount outstanding per loan by product at December 31, 2019 and 2018:

	As of December 31,
	2019	2018
Average amount outstanding per loan and finance receivable (in ones)(a)
Consumer loans and finance receivables(b)	$1,856	$1,675
Small business loans and finance receivables	32,627	26,587
Total loans(b)	$2,144	$1,827

(a)	The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated balance sheets.

The average amount outstanding per loan and finance receivable increased to $2,144 as of December 31, 2019 compared to $1,827 from prior year, mainly due to increases in the average balances of installment loans, driven by a greater mix of larger consumer near-prime loans, and line of credit accounts. Additionally, the mix of lower dollar short-term consumer loans continued to decrease, resulting in a greater mix of consumer line of credit accounts with higher average amounts outstanding per loan relative to short-term consumer loans, as of December 31, 2019 compared to prior year.

Average Loan and Finance Receivable Origination

The average loan and finance receivable origination amount is calculated as the total amount of combined loans and finance receivables originated, renewed and purchased for the period divided by the total number of combined loans and finance receivables originated, renewed and purchased for the period. The following table shows the average loan and finance receivable origination amount by product for 2019 compared to 2018:

	Year Ended
	December 31,
	2019	2018
Average loan and finance receivable origination amount (in ones)(a)
Consumer loans and finance receivables(b)(c)	$597	$588
Small business loans and finance receivables(c)	11,662	10,261
Total loans(b)	$670	$623

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)	Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated balance sheets.
(c)	For line of credit accounts the average represents the average amount of each incremental draw.

The average loan origination amount increased to $670 from $623 during 2019 compared to 2018, mainly due to an increase in the mix of small business to consumer loans, as average originations on small business loans are substantially larger than consumer loans.

Credit Performance of Loans and Finance Receivables

The following tables show loan and finance receivable balances and fees receivable and the relationship of the allowance and liability for losses to the combined balances of loans and finance receivables for each of the last eight quarters (dollars in thousands):

	2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$856,608	$945,881	$1,086,163	$1,210,262
Guaranteed by the Company(a)	22,296	21,463	23,648	27,560
Ending combined loan and finance receivables balance(b)	$878,904	$967,344	$1,109,811	$1,237,822
> 30 days delinquent	52,631	49,974	77,772	83,315
> 30 days delinquency rate	6.0%	5.2%	7.0%	6.7%

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$712,005	$769,176	$873,175	$907,978
Guaranteed by the Company(a)	26,594	28,681	30,106	29,704
Ending combined loan and finance receivables balance(b)	$738,599	$797,857	$903,281	$937,682
> 30 days delinquent	45,278	40,862	56,005	68,369
> 30 days delinquency rate	6.1%	5.1%	6.2%	7.3%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(b)	Non-GAAP measure.

Consumer Loans and Finance Receivables

The following table includes financial information for our consumer loans and finance receivables. Delinquency metrics include principal, interest, and fees, and only amounts that are past due (dollars in thousands):

	2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$698,915	$758,237	$864,563	$953,294
Guaranteed by the Company(a)	22,130	21,372	23,549	27,455
Total combined loan and finance receivable principal balance(b)	$721,045	$779,609	$888,112	$980,749
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$759,116	$823,648	$946,784	$1,041,075
Guaranteed by the Company(a)	22,296	21,463	23,648	27,560
Ending combined loan and finance receivable balance(b)	$781,412	$845,111	$970,432	$1,068,635
Ending allowance and liability for losses (prior to FVO adoption)	$119,212	$131,666	$154,344	$168,561
Allowance for losses as a % of combined loan and finance receivable balance(b)(c)	15.3%	15.6%	15.9%	15.8%
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$802,332	$785,189	$887,113	$987,456
Guaranteed by the Company(a)(d)	26,856	21,486	23,031	24,723
Average combined loan and finance receivable balance(b)(d)	$829,188	$806,675	$910,144	$1,012,179

Revenue	$254,946	$247,591	$290,820	$326,509
Cost of revenue	(114,464)	(117,255)	(156,085)	(188,122)
Gross profit	140,482	130,336	134,735	138,387
Gross profit margin	55.1%	52.6%	46.3%	42.4%
Cost of revenue as a % of average combined loan and finance receivable balance(b)(d)	13.8%	14.5%	17.1%	18.6%

Delinquencies:
> 30 days delinquent	$50,264	$46,981	$74,067	$79,450
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	6.4%	5.6%	7.6%	7.4%

Charge-offs:
Charge-offs (net of recoveries)	$137,836	$104,859	$133,175	$173,963
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	16.6%	13.0%	14.6%	17.2%

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$589,710	$644,440	$729,680	$761,123
Guaranteed by the Company(a)	26,324	28,387	29,861	29,482
Total combined loan and finance receivable principal balance(b)	$616,034	$672,827	$759,541	$790,605
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$636,416	$695,656	$796,388	$827,161
Guaranteed by the Company(a)	26,594	28,681	30,106	29,704
Ending combined loan and finance receivable balance(b)	$663,010	$724,337	$826,494	$856,865
Ending allowance and liability for losses (prior to FVO adoption)	$93,384	$104,642	$133,217	$142,609
Allowance for losses as a % of combined loan and finance receivable balance(b)(c)	14.1%	14.4%	16.1%	16.6%
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$651,303	$663,337	$751,702	$815,124
Guaranteed by the Company(a)(d)	32,143	28,138	30,239	29,565
Average combined loan and finance receivable balance(b)(d)	$683,446	$691,475	$781,941	$844,689

Revenue	$211,161	$211,098	$249,020	$267,826
Cost of revenue	(90,045)	(105,032)	(144,478)	(153,281)
Gross profit	121,116	106,066	104,542	114,545
Gross profit margin	57.4%	50.2%	42.0%	42.8%
Cost of revenue as a % of average combined loan and finance receivable balance(b)(d)	13.2%	15.2%	18.5%	18.1%

Delinquencies:
> 30 days delinquent	$43,318	$39,655	$54,076	$66,917
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	6.5%	5.5%	6.5%	7.8%

Charge-offs:
Charge-offs (net of recoveries)	$100,836	$93,119	$115,725	$144,056
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	14.8%	13.5%	14.8%	17.1%

(a)	Represents loans originated by third-party lenders through the CSO programs that we have not yet purchased, which are not included in our consolidated balance sheets.
(b)	Non-GAAP measure.
(c)	Determined using period-end balances.
(d)	The average combined loan and finance receivable balance is the average of the month-end balances during the period.

The combined ending loan balance, including principal and accrued fees/interest outstanding, of consumer loans and finance receivables at December 31, 2019 increased 24.7% to $1,068.6 million compared to $856.9 million at December 31, 2018, due primarily to growth in our near-prime consumer installment product and our line of credit products.

The percentage of loans greater than 30 days delinquent of 7.4% at December 31, 2019 was fairly stable, compared to 7.8% at December 31, 2018. Both years exhibit a similar quarterly seasonal trend as delinquency typically increases in the second half of the year along with higher loan demand and originations.

Charge-offs (net of recoveries) as a percentage of average loan balance were substantially flat at 17.2% for the 2019 fourth quarter, compared to 17.1% in the three months ended December 31, 2018 (the “2018 fourth quarter”), due primarily to higher line of credit account charge-offs as a percentage of average loan balance, offset by lower sub-prime installment loan charge-offs as a percentage of average loan balance.

The allowance for losses as a percentage of combined loan and finance receivable balance was 15.8% at December 31, 2019, compared to 16.6% at December 31, 2018. The decrease was primarily driven by improvements in the near-prime installment loan book, partially offset by higher new customer growth in our line of credit products. New customers generally exhibit higher credit risk compared to more seasoned customers.

Small Business Loans and Finance Receivables

The following table includes financial information for our small business loans and finance receivables. Delinquency metrics include principal, interest, and fees, and only amounts that are past due (dollars in thousands):

	2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$95,575	$120,339	$138,714	$168,114

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$97,492	$122,233	$139,379	$169,187
Ending allowance for losses (prior to FVO adoption)	4,541	7,325	7,096	9,889
Allowance for losses as a % of loan and finance receivable balance(a)	4.7%	6.0%	5.1%	5.8%

Average loan and finance receivable balance(b)	$87,890	$107,992	$132,407	$154,346

Revenue	$9,179	$11,610	$14,567	$16,635
Cost of revenue	(4,394)	(6,178)	(6,101)	(10,295)
Gross profit	4,785	5,432	8,466	6,340
Gross profit margin	52.1%	46.8%	58.1%	38.1%
Cost of revenue as a % of average loan balance(b)	5.0%	5.7%	4.6%	6.7%

Delinquencies:
> 30 days delinquent	$2,367	$2,993	$3,705	$3,865
> 30 days delinquent as a % of loan balance(a)	2.4%	2.4%	2.7%	2.3%

Charge-offs:
Charge-offs (net of recoveries)	$3,623	$3,395	$6,330	$7,502
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	4.1%	3.1%	4.8%	4.9%

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$74,457	$72,332	$75,382	$79,917

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$75,589	$73,520	$76,787	$80,817
Ending allowance for losses (prior to FVO adoption)	4,190	3,439	3,571	3,771
Allowance for losses as a % of loan and finance receivable balance(a)	5.5%	4.7%	4.7%	4.7%

Average loan and finance receivable balance(b)	$75,505	$73,775	$75,197	$77,440

Revenue	$7,642	$7,916	$8,040	$8,549
Cost of revenue	(2,748)	(1,329)	(2,325)	(4,167)
Gross profit	4,894	6,587	5,715	4,382
Gross profit margin	64.0%	83.2%	71.1%	51.3%
Cost of revenue as a % of average loan balance(b)	3.6%	1.8%	3.1%	5.4%

Delinquencies:
> 30 days delinquent	$1,960	$1,207	$1,929	$1,452
> 30 days delinquent as a % of loan balance(a)	2.6%	1.6%	2.5%	1.8%

Charge-offs:
Charge-offs (net of recoveries)	$4,463	$2,081	$2,194	$3,967
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	5.9%	2.8%	2.9%	5.1%

(a)	Determined using period-end balances.
(b)	The average loan and finance receivable balance is the average of the month-end balances during the period.

The ending loan balance, including principal and accrued fees/interest outstanding, of small business loans and finance receivables at December 31, 2019 increased 109.3% to $169.2 million compared to $80.8 million at December 31, 2018, due primarily to growth in our small business line of credit product.

The percentage of loans greater than 30 days delinquent increased to 2.3% at December 31, 2019, compared to 1.8% at December 31, 2018, due primarily to new customer growth in late 2019. New customers generally exhibit higher credit risk compared to more seasoned customers.

Charge-offs (net of recoveries) as a percentage of average loan balance were fairly stable at 4.9% for the 2019 fourth quarter, compared to 5.1% in the 2018 fourth quarter.

The allowance for losses as a percentage of loan and finance receivable balance was 5.8% at December 31, 2019, compared to 4.7% at December 31, 2018. The increase was primarily driven by higher new customer growth in our installment loan and RPA products. New customers generally exhibit higher credit risk compared to more seasoned customers.

Total Expenses

Total expenses increased $30.0 million, or 10.2%, to $323.7 million in 2019, compared to $293.7 million in 2018. On a constant currency basis, total expenses increased $30.8 million, or 10.5%, for 2019 compared to 2018.

Marketing expense increased $19.1 million, or 20.0%, to $115.1 million in 2019 compared to $96.0 million in 2018, primarily due to higher direct mail, television advertising, and digital marketing costs.

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

Interest Expense, Net

Interest expense, net decreased $3.7 million, or 4.7%, to $75.6 million in 2019 compared to $79.3 million in 2018. The decrease was due to a decrease in the weighted average interest rate on our outstanding debt to 8.61% in 2019 from 9.78% in 2018, partially offset by an increase in the average amount of debt outstanding of $76.4 million to $887.1 million during 2019 from $810.7 million during 2018. The increase in average debt outstanding was due primarily to additional principal amounts outstanding under our securitization facilities and a higher balance of senior note debt resulting from the issuance of $375.0 million in senior notes in September 2018, partially offset by the early pay down of our 9.75% senior notes due 2021. See “—Liquidity and Capital Resources—Current Debt Facilities” below for further information.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

Given the unprecedented economic circumstances resulting from the COVID-19 pandemic and high degree of uncertainty, we have taken several actions to create a stable and flexible balance sheet that ensures liquidity and funding available to meet our business obligations. We elected to access our committed funding lines in March 2020 to preserve optionality in the face of uncertainty, and prior to June 30, 2020 we repaid the outstanding balance of our revolving credit agreement. As of December 31, 2020, we had cash, cash equivalents, and restricted cash of $369.2 million, of which $71.9 million was restricted, compared to $81.0 million, of which $45.1 million was restricted, as of December 31, 2019. As of December 31, 2020, we had committed and undrawn funding capacity of $493.6 million. Based on numerous stressed-case modeling scenarios, we believe we have sufficient liquidity to run our operations for the foreseeable future. Further, we have no recourse debt obligations due until June 2022.

Historically, we have generated significant cash flow through normal operating activities for funding both long-term and short-term needs. Our near-term liquidity is managed to ensure that adequate resources are available to fund our seasonal working capital growth, which is driven by demand for our loan and financing products. On May 30, 2014, we issued and sold $500.0 million in aggregate principal amount of 9.75% senior notes due 2021 (the “2021 Senior Notes”). On September 1, 2017, we issued and sold $250.0 million in aggregate principal amount of 8.50% Senior Notes due 2024 (the “2024 Senior Notes”) and used the net proceeds, in part, to retire $155.0 million in 2021 Senior Notes. On January 21, 2018, we redeemed an additional $50.0 million in principal amount of the outstanding 2021 Senior Notes. On September 19, 2018, we issued and sold $375.0 million in aggregate principal amount of 8.50% Senior Notes due 2025 (the “2025 Senior Notes”) and used the net proceeds, in part, to retire the remaining $295.0 million in principal amount of the outstanding 2021 Senior Notes.

On June 30, 2017, we entered into a secured revolving credit agreement (as amended, the “Credit Agreement”) which replaced our previous credit agreement that was terminated on June 30, 2017. On April 13, 2018, October 5, 2018 and July 1, 2019, we and certain of our operating subsidiaries entered into amendments to our Credit Agreement. As of February 25, 2021, our available borrowings under the Credit Agreement were $22.0 million. Despite our higher than normal cash balances, we drew funds in January to meet the minimum utilization requirements of the secured revolving credit facility. Since 2016, we have entered into several securitization facilities and offered asset-backed notes to fund our growth, primarily in our near-prime consumer installment loan business. As a result of our acquisition of OnDeck in 2020, we added several additional securitization facilities and asset-backed notes supported by OnDeck’s small business loans, as summarized below under “Current Debt Facilities.” As of February 25, 2021, we had $408.8 million of total committed and undrawn borrowing capacity under our loan securitization facilities. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our loan securitization facilities.

As of December 31, 2020, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending which could be expected to generate additional liquidity.

Capital

Our Total stockholders' equity increased by $542.2 million to $918.8 million at December 31, 2020 from $376.6 million at December 31, 2019. The increase of stockholders' equity was driven primarily by net income for the year ended December 31, 2020, shares issued in conjunction with the acquisition of OnDeck and the impact of the cumulative adjustment as a result of our election of the fair value option for our loan portfolio, partially offset by $56.4 million for the repurchase of our common stock. Our book value per share outstanding increased to $25.69 at December 31, 2020 from $11.42 at December 31, 2019, which was primarily driven by our net income in 2020.

On January 31, 2019, we announced the Board of Directors had authorized a share repurchase program for the repurchase of up to $50.0 million of our common stock through December 31, 2020 (the “January 2019 Authorization”). On October 24, 2019, we announced the Board of Directors had authorized a new share repurchase program totaling $75.0 million that expired December 31, 2020 (the “October 2019 Authorization”). The October 2019 Authorization replaced the January 2019 Authorization of $50.0 million. On November 5, 2020, we announced the Board of Directors had authorized a share repurchase program for up to $50.0 million of our outstanding common stock through December 31, 2021 (the “2020 Authorization”). The 2020 Authorization is an expansion of the October 2019 Authorization. Repurchases under our repurchase programs will be made in accordance with applicable securities laws from time to time in the open market, through privately negotiated transactions or otherwise. The share repurchase program does not obligate us to purchase any shares of our common stock. The authorization for the share repurchase programs may be terminated, increased or decreased by the Board of Directors in its discretion at any time. During 2020, we paid $55.9 million to repurchase common stock under the share repurchase programs.

Cash

At December 31, 2020, we had $297.3 million of available unrestricted cash to fund our future operations compared to approximately $35.9 million at December 31, 2019.

Our cash and cash equivalents at December 31, 2020 were held primarily for working capital purposes and were used to fund a portion of our lending activities. We may, from time to time, use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest cash in excess of our immediate working capital requirements in short-term investments, deposit accounts or other arrangements designed to preserve the principal balance and maintain adequate liquidity. Our excess cash may be invested primarily in overnight sweep accounts, money market instruments or similar arrangements that provide competitive returns consistent with our polices and market conditions.

Our restricted cash represents funds held in accounts as reserves on certain debt facilities and as collateral for issuing bank partner transactions. We have no ability to draw on such funds as long as they remain restricted under the applicable arrangements but have the ability to use these funds to finance loan originations, subject to meeting borrowing base requirements. Our policy is to invest restricted cash held in debt facility related accounts, to the extent permitted by such debt facility, in investments designed to preserve the principal balance and provide liquidity. Accordingly, such cash is invested primarily in money market instruments that offer daily purchase and redemption and provide competitive returns consistent with our policies and market conditions.

Current Debt Facilities
The following table summarizes our debt facilities as of December 31, 2020.

	Maturity date		Weighted average interest rate(h)	Borrowing capacity(i)		Principal outstanding
Funding Debt:
2018-1 Securitization Facility	July 2023	(a)	5.00%	150,000		39,901
2018-2 Securitization Facility	October 2022	(b)	3.90%	49,519		49,519
2019-1 Securitization Facility	February 2022	(c)	9.89%	50,000		30,000
2018-A Notes	May 2026		7.37%	18,140		18,140
2019-A Notes	June 2026		6.27%	68,782		68,782
OnDeck Account Receivables Trust 2013-1	May 2021	(d)	1.90%	29,728		29,728
Receivable Assets of OnDeck	December 2023	(e)	2.65%	100,000		22,915
OnDeck Asset Funding II	August 2022	(f)	3.15%	175,000		52,773
OnDeck Funding Trust No. 2(j)	December 2021	(g)	4.64%	60,087		19,885
Total funding debt			4.91%	$701,256		$331,643
Corporate Debt:
8.50% Senior Notes Due 2024	September 2024		8.50%	250,000		250,000
8.50% Senior Notes Due 2025	September 2025		8.50%	375,000		375,000
Revolving line of credit	June 2022		4.25%	125,000	(k)	—
Total corporate debt			8.50%	$750,000		$625,000

(a)	The period during which new borrowings may be made under this facility expires in July 2021.
(b)	The period during which new borrowings may be made under this facility expired in October 2020.
(c)	The period during which new borrowings may be made under this facility expired in February 2021. This facility was repaid and terminated on February 25, 2021.
(d)	The period during which new borrowings may be made under this facility expired in October 2020. This facility was repaid and terminated on February 19, 2021.
(e)	The period during which new borrowings may be made under this facility expires in December 2022.
(f)	The period during which new borrowings may be made under this facility expires in August 2021.
(g)	The period during which new borrowings may be made expires in June 2021.
(h)

The weighted average interest rate is determined based on the rates and principal balances on December 31, 2020. It does not include the impact of the amortization of deferred loan origination costs or debt discounts associated with OnDeck purchase accounting.

(i)

In addition to the facilities listed above we also have an uncommitted warehouse facility with a maximum funding amount of $200.0 million for our OnDeck business. As of December 31, 2020, there was no principal outstanding under the uncommitted warehouse facility.

(j)

This debt facility supports our operations in Australia and is denominated in Australian dollars. The local currency borrowing capacity is AU$78.0 million, of which there is AU$25.8 million in principal outstanding at December 31, 2020.

(k)	We had an outstanding letter of credit under the Revolving line of credit of $1.0 million as of December 31, 2020.

Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2020		2019		2018
Cash flows provided by operating activities
Cash flows from operating activities - continuing operations	$741,171		$804,608		$603,484
Cash flows from operating activities - discontinued operations	(300)		44,031		81,356
Cash flows provided by operating activities	740,871		848,639		684,840
Cash flows provided by (used in) investing activities
Loans and finance receivables	2,986		(851,056)		(633,944)
Purchases of property and equipment	(29,491)		(20,062)		(14,656)
Other investing activities	168		27		251
Cash flows from investing activities - continuing operations	83,583		(871,091)		(648,349)
Cash flows from investing activities - discontinued operations	—		(70,306)		(72,584)
Total cash flows provided by (used in) investing activities	83,583		(941,397)		(720,933)
Cash flows (used in) provided by financing activities	$(535,974)		$95,484		$22,479
Total debt to Adjusted EBITDA (a)	2.3	x	3.6	x	4.2	x

(a)

Total debt to Adjusted EBITDA, a non-GAAP measure, is calculated using Adjusted EBITDA for the twelve months ended for the respective period indicated. See “—Non-GAAP Financial Measures—Adjusted EBITDA.”

Cash Flows from Operating Activities

2020 comparison to 2019

Net cash provided by operating activities decreased $63.4 million, or 7.9%, to $741.2 million for 2020 from $804.6 million for 2019. The decrease was driven primarily by the strategic reduction in originations due to the COVID-19 pandemic and corresponding reduction in loan balances, partially offset by operating cash flows from OnDeck subsequent to its acquisition.

Cash Flows from Investing Activities

2020 comparison to 2019

Net cash provided by investing activities increased $954.7 million, or 109.6%, for 2020 compared to 2019, due primarily to a $854.0 million increase in net cash provided by loans and finance receivables, due to a 42.8% decrease in loans and finance receivables originated or purchased and an 8.5% increase in loans and finance receivables repaid. Additionally, acquisitions, net of cash acquired contributed a $109.9 million of cash from investing activities.

Cash Flows from Financing Activities

2020 comparison to 2019

Net cash used in financing activities in 2020 was $536.0 million compared to $95.5 million provided by financing activities in 2019. Cash flows used in financing activities for 2020 primarily reflects net repayments of $124.5 million under the Credit Agreement, $354.0 million under our securitization facilities and $56.4 million in treasury shares purchased primarily under the share repurchase programs discussed above under “Capital”. Cash flows provided by financing activities for 2019 primarily reflects $80.6 million of net borrowings under our securitization facilities and $50.0 million under our Credit Agreement, partially offset by $33.8 million in treasury shares purchased primarily under the share repurchase programs.

CRITICAL ACCOUNTING ESTIMATES

Loans and Finance Receivables

Beginning January 1, 2020, we have elected the fair value option for our loans and finance receivables. We estimate the fair value of our loans and finance receivables primarily using discounted cash flow analyses at an individual loan level to more accurately predict future payments. We adjust contractual cash flows for estimated losses, prepayments and servicing costs over the estimated duration of the underlying assets and discount the future cash flows using a rate of return that we believe a market participant would require. Model results may be adjusted by management if we do not believe the output reflects the fair value of the instrument, as defined under U.S. GAAP. The models are updated at each measurement date to capture any changes in internal factors such as nature, term, volume, payment trends, remaining time to maturity, and portfolio mix, as well as changes in underwriting or observed trends expected to impact future performance. We have validated model performance by comparing past valuations with actual performance noted after each valuation.

The following describes the primary inputs to the discounted cash flow analyses that require significant judgment:

•

Net losses – Net losses are estimates of the principal payments that will not be repaid over the life of our portfolio, net of the expected principal recoveries on charged-off receivables. We have developed proprietary underwriting systems based on data we have collected since the Company’s inception. These systems employ advanced risk analytics to decide whether to approve financing transactions, to structure the amount and terms of the financings we offer pursuant to jurisdiction-specific regulations, and to provide customers with funds quickly and efficiently. Our systems closely monitor collection and portfolio performance data that we use to continually refine the analytical models and statistical measures used in making our credit, purchase, marketing, and collection decisions. Leveraging the data at the core of our business, we utilize our models to estimate lifetime credit losses for loans and finance receivables. Inputs to the models include contractual cash flows, customer application information, historical and current performance, and behavioral information. Management may also incorporate discretionary adjustments based on our expectations of future credit performance.

•

Prepayments – Prepayments are estimates of the amount of principal payments that will occur earlier than contractually required during the life of a loan and finance receivable. Prepayments accelerate the timing of principal repayment and reduce interest payments. Prepayment rates in our discounted cash flow models are developed using historical results as the basis. Model inputs are similar to those utilized to estimate net losses and may also incorporate discretionary adjustments based on our expectations of future performance.

•

Utilization – Utilization is the rate that a line of credit is utilized in proportion to the borrowing limit. Utilization rates in our discounted cash flow model for the OnDeck line of credit product are developed using historical results as the basis and are used to estimate future draws on the line. Model inputs are similar to those utilized to estimate net losses and may also incorporate discretionary adjustments based on our expectations of future activity.

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

We first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In assessing the qualitative factors, we consider relevant events and circumstances including but not limited to macroeconomic conditions, industry and market environment, our overall financial performance, cash flow from operating activities, market capitalization and stock price. If we determine that the quantitative impairment test is required, we use the income approach to complete our annual goodwill assessment. The income approach uses future cash flows and estimated terminal values that are discounted using a market participant perspective to determine the fair value, which is then compared to the carrying value to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar from an operational and economic standpoint. We completed our annual assessment of goodwill as of June 30, 2020 using a quantitative analysis and determined that the fair value of our goodwill exceeded carrying value, and, as a result, no impairment existed at that date. A 10% decrease in the estimated fair value for the June 2020 assessment would not have resulted in a goodwill impairment.

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

We report our loans and finance receivables in the Company’s tax returns at fair market value, as determined for U.S. federal income tax purposes, which differs from how we report them in the consolidated financial statements due in part to statutory tax and judicial principles that may lead to different interpretations of expected credit losses and discount rate assumptions. Changes in the fair market value of our loans and finance receivables as determined for tax purposes may have a significant impact on the timing and amount of how income taxes are recognized in the consolidated financial statements. The estimates of fair market value are dependent on multiple assumptions, including expected credit losses and discount rates.

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

Prior to January 1, 2020, market risks relating to our operations resulted primarily from changes in foreign currency exchange rates and interest rates related to our long-term debt. As disclosed in Note 1 to the Consolidated Financial Statements, we elected the fair value option as of January 1, 2020 and, as a result going forward, carry our loans and finance receivables at fair value with changes in fair value recognized directly in earnings. As of December 31, 2020, we were exposed to interest rate risk on our loans and finance receivables, which have fixed interest rates. The fair values of loans are estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The pricing on many fixed income securities is highly dependent upon interest rates and credit spreads that change on a daily basis. The discount rates utilized in the valuation of our products are not as reactive to minor shifts in underlying interest rates as i.) the interest component is relatively minor in size compared with the non-interest rate component of the discount rate and ii.) a market participant’s basis for adjusting the required rate of return is less likely to be impacted by minor shifts in the underlying interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Enova International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Enova International, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for loans and finance receivables in 2020.

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

As described in the Report of Management on Internal Control over Financial Reporting, management has excluded On Deck Capital, Inc. and its subsidiaries (“OnDeck”) from its assessment of internal control over financial reporting as of December 31, 2020 because it was acquired by the Company in a purchase business combination during 2020. We have also excluded OnDeck from our audit of internal control over financial reporting. On Deck Capital, Inc. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 32 percent and 5 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.

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

Loans and Finance Receivables at Fair Value

As described in Notes 1 and 18 to the consolidated financial statements, the Company reports loans and finance receivables at fair value. As of December 31, 2020, the Company had $1.2 billion in loans and finance receivables reported at fair value. The Company primarily estimates the fair value of its loans and finance receivables portfolio using discounted cash flow models that have been internally developed. The models use inputs that are unobservable but reflect the Company’s best estimates of the assumptions a market participant would use to estimate fair value, including loss rates, prepayment rates, servicing costs, utilization rate, and discount rates.

The principal considerations for our determination that performing procedures relating to loans and finance receivables at fair value is a critical audit matter are (i) the significant judgment by management to determine the fair value of loans and finance receivables, which led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the audit evidence relating to discount rates and loss rates and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of certain loans and finance receivables at fair value, including controls over discount rates and loss rates used in the discounted cash flow models. These procedures also included, among others, testing management’s process for determining the fair value for certain loans and finance receivables, which included (i) the involvement of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of management’s discounted cash flow models as well as the reasonableness of discount rates and loss rates utilized in such models and (ii) testing the completeness and accuracy of certain underlying loan data provided by management that was used in management’s discounted cash flow models as well as to develop certain assumptions. For certain loans and finance receivables, the procedures included, among others, (i) the involvement of professionals with specialized skill and knowledge to assist in developing independent ranges of fair value for certain loans and finance receivables, which included the development of independent assumptions for discount rates and loss rates, (ii) comparing the independently developed ranges to management’s estimate and (iii) testing the completeness and accuracy of certain underlying loan data provided by management that was used in the development of independent ranges of fair values for certain loans and finance receivables.

Acquisition of On Deck Capital, Inc. - Valuation of Certain Acquired Loans and Finance Receivables, Acquired Developed Technology Intangible Asset, and Certain Assumed Long-term Debt

As described in Note 1 and 2 to the consolidated financial statements, on October 13, 2020 the Company and On Deck Capital, Inc. completed the merger for a total purchase consideration of $115.7 million. In conjunction with the merger, acquired loans and finance receivables were recorded at a fair value of $528.6 million, assumed long-term debt was recorded at a fair value of $421.6 million, and intangible assets of $25.6 million (inclusive of developed technology of $19.1 million) were recognized among other assets and liabilities. To determine the fair value of acquired loans and finance receivables management used discounted cash flow analyses that considered factors such as discount rate, estimated losses, prepayments, utilization rates, and servicing costs. To determine the fair value of assumed long-term debt, management obtained quoted market prices, if available, or for similar instruments if not available, and adjusted for features specific to the instruments based on the assumptions that market participants would use in pricing the instruments. To determine the fair value of the developed technology intangible asset, management utilized a relief from royalty method and a cost method which contained assumptions on projected cash flows, royalty rate, and discount rate.

The principal considerations for our determination that performing procedures relating to the acquisition of On Deck Capital, Inc. - valuation of certain acquired loans and finance receivables, acquired developed technology intangible asset, and certain assumed long-term debt is a critical audit matter are (i) the significant judgment by management to determine the fair value of acquired loans and finance receivables, developed technology intangible asset, and certain assumed long-term debt, which led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the audit evidence relating to the fair value of long-term debt, and assumptions related to discount rates, estimated losses, projected cash flows, and royalty rate for the acquired loans and finance receivables and developed technology intangible asset and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of acquired loans and finance receivables, developed technology intangible asset, and assumed long-term debt and controls over the development of the discount rates, estimated losses, projected cash flows, and royalty rates used in management’s valuation methodologies. These procedures also included, among others, testing management’s process for determining the fair value of the acquired developed technology intangible asset, which included (i) the involvement of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of management’s relief from royalty and cost methods as well as the reasonableness of assumptions utilized by management in such methods, (ii) testing the completeness and accuracy of certain underlying data provided by management that was used in management’s relief from royalty and cost methods as well as to develop certain assumptions. For certain acquired loans and finance receivables and certain assumed long-term debt, the procedures also included, among others, (i) the involvement of professionals with specialized skill and knowledge to assist in developing independent ranges of fair value for acquired loans and finance receivables and assumed long-term debt, which included the development of independent assumptions for discount rates and estimated losses, (ii) comparing the independently developed ranges to management’s estimate for acquired loans and finance receivables and assumed long-term debt and (iii) testing the completeness and accuracy of certain underlying loan data provided by management that was used in the development of independent ranges of fair value for acquired loans and finance receivables and assumed long-term debt.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 26, 2021

We have served as the Company’s auditor since 2011.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2020	2019
Assets
Cash and cash equivalents(1)	$297,273	$35,895
Restricted cash(1)	71,927	45,069
Loans and finance receivables at fair value(1)	1,241,506	—
Loans and finance receivables, net(1)	—	1,062,650
Income taxes receivable	—	32,859
Other receivables and prepaid expenses(1)	40,301	31,643
Property and equipment, net	79,417	54,540
Operating lease right-of-use asset	40,123	19,586
Goodwill	267,974	267,013
Intangible assets, net	26,008	2,185
Other assets(1)	43,546	22,912
Total assets	$2,108,075	$1,574,352
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses(1)	$124,071	$122,163
Operating lease liability	67,956	35,712
Income taxes currently payable	2,624	—
Deferred tax liabilities, net	48,129	48,683
Long-term debt(1)	946,461	991,181
Total liabilities	1,189,241	1,197,739
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 41,936,784 and 35,764,943 shares issued and 35,762,926 and 32,974,714 outstanding as of December 31, 2020 and 2019, respectively	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid in capital	187,981	63,791
Retained earnings	849,466	372,681
Accumulated other comprehensive loss	(6,898)	(3,066)
Treasury stock, at cost (6,173,858 and 2,790,229 shares as of December 31, 2020 and 2019, respectively)	(113,201)	(56,793)
Total Enova International, Inc. stockholders' equity	917,348	376,613
Noncontrolling interest	1,486	—
Total stockholders' equity	918,834	376,613
Total liabilities and stockholders' equity	$2,108,075	$1,574,352

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

	December 31,
	2020	2019
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$420	$420
Restricted cash	64,811	42,354
Loans and finance receivables at fair value	528,877	—
Loans and finance receivables, net (includes allowance for losses of $38,540 as of December 31, 2019)	—	420,690
Other receivables and prepaid expenses	4,827	9
Other assets	1,639	2,161
Total assets of consolidated VIEs	$600,574	$465,634
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$3,056	$3,171
Affiliate note payable	4,065	—
Long-term debt	329,855	304,598
Total liabilities of consolidated VIEs	$336,976	$307,769

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue	$1,083,710	$1,174,757	$972,621
Change in Fair Value	(399,517)	—	—
Cost of Revenue	—	(602,894)	(503,405)
Net Revenue/Gross Profit	684,193	571,863	469,216
Expenses
Marketing	69,780	115,132	95,960
Operations and technology	96,284	84,262	78,367
General and administrative	140,600	109,204	105,143
Depreciation and amortization	19,732	15,055	14,200
Total Expenses	326,396	323,653	293,670
Income from Operations	357,797	248,210	175,546
Interest expense, net	(86,691)	(75,604)	(79,364)
Foreign currency transaction gain (loss), net	514	(216)	(2,318)
Gain on bargain purchase	163,999	—	—
Loss on early extinguishment of debt	(827)	(2,321)	(24,991)
Equity method investment income	628	—	—
Income before Income Taxes	435,420	170,069	68,873
Provision for income taxes	57,191	42,053	5,301
Net income from continuing operations before noncontrolling interest	378,229	128,016	63,572
Less: Net income attributable to noncontrolling interest	85	—	—
Net income from continuing operations	378,144	128,016	63,572
Net (loss) income from discontinued operations	(300)	(91,404)	6,526
Net income attributable to Enova International, Inc.	$377,844	$36,612	$70,098
Earnings (Loss) Per Share attributable to Enova International, Inc.:
Earnings (loss) per common share – basic:
Continuing operations	$11.86	$3.80	$1.87
Discontinued operations	(0.01)	(2.71)	0.19
Earnings (loss) per common share – basic	$11.85	$1.09	$2.06
Earnings (loss) per common share – diluted:
Continuing operations	$11.71	$3.72	$1.81
Discontinued operations	(0.01)	(2.66)	0.18
Earnings (loss) per common share – diluted	$11.70	$1.06	$1.99
Weighted average common shares outstanding:
Basic	31,897	33,715	33,993
Diluted	32,302	34,398	35,176

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income including noncontrolling interest	$377,929	$36,612	$70,098
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain(1)(2)	(3,832)	10,739	(5,097)
Reclassification of certain deferred tax effects(2)	—	—	(1,622)
Total other comprehensive (loss) gain, net of tax	(3,832)	10,739	(6,719)
Comprehensive Income	374,097	47,351	63,379
Net income attributable to noncontrolling interest	(85)	—	—
Foreign currency translation gain attributable to noncontrolling interests	(80)	—	—
Comprehensive income attributable to the noncontrolling interest	(165)	—	—
Comprehensive income attributable to Enova International, Inc.	$373,932	$47,351	$63,379

(1)	Net of tax benefit (provision) of $1,830, $(3,329) and $974 for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)	See Note 1 “Reclassification of AOCI to Net Income” for additional detail.

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

								Total Enova
					Accumulated			International,
			Additional		Other			Inc.		Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest	Equity
Balance at December 31, 2017	33,933	$—	$29,781	$264,695	$(7,086)	(428)	$(5,703)	$281,687	$—	$281,687
Stock-based compensation expense	—	—	11,660	—	—	—	—	11,660	—	11,660
Shares issued for vested RSUs	604	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	320	—	6,734	—	—	—	—	6,734	—	6,734
Net income attributable to Enova International, Inc.	—	—	—	70,098	—	—	—	70,098	—	70,098
Foreign currency translation gain, net of tax	—	—	—	—	(5,097)	—	—	(5,097)	—	(5,097)
Purchases of treasury shares, at cost	—	—	—	—	—	(844)	(17,314)	(17,314)	—	(17,314)
Reclassification of certain deferred tax effects	—	—	—	1,622	(1,622)	—	—	—	—	—
Balance at December 31, 2018	34,857	$—	$48,175	$336,415	$(13,805)	(1,272)	$(23,017)	$347,768	$—	$347,768
Stock-based compensation expense	—	—	11,967	—	—	—	—	11,967	—	11,967
Accelerated vesting on RSUs for discontinued operations	5	—	94	—	—	—	—	94	—	94
Shares issued for vested RSUs	540	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	363	—	3,555	—	—	—	—	3,555	—	3,555
Net income attributable to Enova International, Inc.	—	—	—	36,612	—	—	—	36,612	—	36,612
Foreign currency translation loss, net of tax	—	—	—	—	10,739	—	—	10,739	—	10,739
Purchases of treasury shares, at cost	—	—	—	—	—	(1,518)	(33,776)	(33,776)	—	(33,776)
Reclassification of certain deferred tax effects	—	—	—	(346)	—	—	—	(346)	—	(346)
Balance at December 31, 2019	35,765	$—	$63,791	$372,681	$(3,066)	(2,790)	$(56,793)	$376,613	$—	$376,613
Stock-based compensation expense	—	—	18,041	—	—	—	—	18,041	—	18,041
Acquisition of OnDeck	5,566	—	105,960	—	—	—	—	105,960	1,321	107,281
Shares issued for vested RSUs	589	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	17	—	189	—	—	—	—	189	—	189
Net income attributable to Enova International, Inc.	—	—	—	377,844	—	—	—	377,844	—	377,844
Foreign currency translation gain, net of tax	—	—	—	—	(3,832)	—	—	(3,832)	80	(3,752)
Purchases of treasury shares, at cost	—	—	—	—	—	(3,384)	(56,408)	(56,408)	—	(56,408)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	85	85
Cumulative effect of accounting change (Note 1)	—	—	—	98,941	—	—	—	98,941	—	98,941
Balance at December 31, 2020	41,937	$—	$187,981	$849,466	$(6,898)	(6,174)	$(113,201)	$917,348	$1,486	$918,834

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net income before noncontrolling interest	$377,929	$36,612	$70,098
Less: Net loss (income) from discontinued operations	300	91,404	(6,526)
Net income from continuing operations	378,229	128,016	63,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,732	15,055	14,200
Amortization of deferred loan costs and debt discount	12,699	6,000	6,201
Change in fair value	399,517	—	—
Cost of revenue	—	602,894	503,405
Stock-based compensation expense	18,041	11,967	11,660
Gain on bargain purchase	(163,999)	—	—
Loss on early extinguishment of debt	827	2,321	24,991
Operating leases, net	(2,014)	(1,548)	—
Lease termination and cease-use costs	—	370	—
Deferred income taxes, net	3,240	4,741	23,007
Other	—	—	55
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	68,848	(36,572)	(21,306)
Other receivables, prepaid expenses and other assets	(5,601)	(12,801)	(6,670)
Accounts payable and accrued expenses	(18,088)	13,781	11,190
Current income taxes	29,740	70,384	(26,821)
Cash flows from operating activities - continuing operations	741,171	804,608	603,484
Cash flows from operating activities - discontinued operations	(300)	44,031	81,356
Net cash provided by operating activities	740,871	848,639	684,840
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(1,033,041)	(1,807,299)	(1,453,262)
Loans and finance receivables repaid	1,036,027	956,243	819,318
Acquisitions, net of cash acquired	109,920	—	—
Purchases of property and equipment	(29,491)	(20,062)	(14,656)
Other investing activities	168	27	251
Cash flows from investing activities - continuing operations	83,583	(871,091)	(648,349)
Cash flows from investing activities - discontinued operations	—	(70,306)	(72,584)
Net cash provided by (used in) investing activities	83,583	(941,397)	(720,933)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	100,250	337,049	203,000
Repayments under revolving line of credit	(224,750)	(287,049)	(181,000)
Borrowings under securitization facilities	152,983	322,800	348,813
Repayments under securitization facilities	(507,023)	(242,203)	(332,916)
Issuance of senior notes	—	—	375,000
Repayments of senior notes	—	—	(345,000)
Debt issuance costs paid	(388)	(3,500)	(13,010)
Debt prepayment penalty paid	(827)	(1,392)	(18,828)
Payment of promissory note	—	—	(3,000)
Proceeds from exercise of stock options	189	3,555	6,734
Treasury shares purchased	(56,408)	(33,776)	(17,314)
Net cash (used in) provided by financing activities	(535,974)	95,484	22,479
Effect of exchange rates on cash	(244)	979	(7,271)
Net increase (decrease) in cash, cash equivalents and restricted cash	288,236	3,705	(20,885)
Less: decrease (increase) in cash, cash equivalents and restricted cash from discontinued operations	—	26,976	(1,287)
Change in cash, cash equivalents and restricted cash from continuing operations	288,236	30,681	(22,172)
Cash, cash equivalents and restricted cash at beginning of year	80,964	50,283	72,455
Cash, cash equivalents and restricted cash at end of year	$369,200	$80,964	$50,283

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Nature of the Company

Enova International, Inc. (“Enova”), formed on September 7, 2011, is an independent, publicly traded company, and the Company’s shares of common stock are listed on the New York Stock Exchange under the symbol “ENVA.” Enova and its subsidiaries (individually and collectively referred to herein as the “Company”) operate an internet-based lending platform to serve customers in need of cash to fulfill their financial responsibilities. Through a network of direct and indirect marketing channels, the Company offers funds to its customers through a variety of loan and finance receivable products that are primarily unsecured. The business is operated primarily through the internet to provide convenient, fully-automated financial solutions to its customers. As of December 31, 2020, the Company offered or arranged loans to consumers under the names “CashNetUSA” and “NetCredit” in 39 states in the United States and under the name “Simplic” in Brazil. The Company also offered financing to small businesses in all 50 states and Washington D.C. in the United States under the names “Headway Capital” and “The Business Backer.” With its acquisition of On Deck Capital, Inc. (“OnDeck”) on October 13, 2020, the Company now also offers financing to small business in the United States, Australia, through a consolidated subsidiary, and Canada, through an unconsolidated subsidiary, under the “OnDeck” name. During 2016, the Company also launched “Enova Decisions,” its analytics-as-a-service business that leverages existing tools and technologies in order to help companies make decisions about their own customers.

The Company originates, guarantees or purchases consumer loans. Consumer loans provide customers with cash in their bank account, typically in exchange for an obligation to repay the amount advanced plus fees and/or interest. Consumer loans includes installment loans and line of credit accounts. The Company provides financing to small businesses through either installment loans, a receivables purchase agreement product (“RPAs”) or a line of credit account. RPAs represent a right to receive future receivables from a small business. Small businesses receive funds in exchange for a portion of the business’ future receivables at an agreed upon discount. In contrast, lending is a commitment to repay principal and interest. “Loans and finance receivables” include consumer loans, small business loans and RPAs.

Installment loans are loans written by the Company, by a third-party lender through the Company’s credit services organization and credit access business programs (“CSO programs” as further described below) that the Company guarantees or by a bank partner. Installment loans includes longer-term loans that require the outstanding principal balance to be paid down in multiple installments and shorter-term single payment loans. Line of credit accounts include draws made through the Company’s line of credit product.

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

The Company operates a program with a bank to provide marketing services and loan servicing for near-prime unsecured consumer installment loans and, beginning in January 2021, line of credit accounts. Under the program, the Company receives marketing and servicing fees while the bank receives an origination fee. The bank has the ability to sell and the Company has the option, but not the requirement, to purchase the loans the bank originates and, in the case of line of credit accounts, a participation interest in those accounts. The Company does not guarantee the performance of the loans and line of credit accounts originated by the bank. As part of the OnDeck business both prior and subsequent to Enova’s acquisition, OnDeck operates a program with a separate bank to provide marketing services and loan servicing for small business installment loans and line of credit accounts. Under the OnDeck program, the Company receives marketing fees while the bank receives origination fees and certain program fees. The bank has the ability to sell and the Company has the option, but not the requirement, to purchase the installment loans that the bank originates and, in the case of line of credit accounts, extensions under those line of credit accounts. The Company does not guarantee the performance of the loans originated by the bank.

Basis of Presentation

The consolidated financial statements of the Company included herein have been prepared on the basis of accounting principles generally accepted in the United States (“GAAP”) and reflect the historical results of operations and cash flows of the Company during each respective period. The consolidated financial statements include goodwill and intangible assets arising from businesses previously acquired. The financial information included herein may not be indicative of the consolidated financial position, operating results, changes in stockholders’ equity and cash flows of the Company in the future. Intercompany transactions are eliminated. Certain prior period amounts have been reclassified to conform to the current year presentation. With the acquisition of OnDeck, small

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

business loans comprise a significantly larger portion of the Company’s overall loan portfolio. Where presented on a disaggregated basis, loans and finance receivables that were previously grouped as short-term loans, line of credit accounts and installment loans and RPAs, are now grouped at the consumer and small business levels as management has deemed these groupings to be more meaningful to users of the financial statements.

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

With the acquisition of OnDeck, the Company owns a 55% controlling interest in On Deck Capital Australia PTY LTD (“OnDeck Australia”). The remaining interests are owned by an unrelated third party. We consolidate the financial position and results of operations of this entity under the voting interest model. The noncontrolling interest, which is presented as a separate component of consolidated equity, represents the minority owners' proportionate share of the equity of the entity and is adjusted for the minority owners' share of the earnings, losses, investments and distributions.

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

Foreign Currency Translations

The functional currencies for the Company’s subsidiaries that serve or have served residents of the United Kingdom, Australia and Brazil are the British pound, the Australian dollar and the Brazilian real, respectively. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, and the resulting adjustments are recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) as a separate component of stockholders’ equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each period.

As a result of the Company’s exit from the United Kingdom in 2019, the AOCI balances related to the British pound were reclassified from AOCI to Net Income. See “Reclassification of AOCI to Net Income” below for more detail.

Discontinued Operations

Beginning in 2007, the Company provided services in the United Kingdom under various brands, including QuickQuid, Pounds to Pocket and On Stride. Due in part to the level of claim and legal settlement costs incurred in conducting our U.K. business and unsuccessful discussions with U.K regulators, on October 24, 2019, the Company announced its intent to exit the U.K. market. On October 25, 2019, Grant Thornton LLP, a licensed U.K. insolvency practitioner, was appointed as administrators (“Administrators”) to take control of management of the U.K. businesses. The effect of the U.K. businesses’ entry into administration was to place their management, affairs, business and property under the direct control of the Administrators. Accordingly, the Company deconsolidated its U.K. businesses as of October 25, 2019 and is presenting them as discontinued operations for all periods presented in these consolidated financial statements. The Company recorded a one-time after-tax charge of $74.5 million, including one-time cash charges of $52.2 million, as a result of placing the UK businesses into administration. During the year ended December 31, 2020 the Company recorded and impairment charge of $0.4 million ($0.3 million net of taxes) to write down a receivable on certain expenses incurred by the Company prior to administration that were deemed non-reimbursable by the Administrators.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company entered into a service agreement with the Administrators under which the Company provides certain administrative, technical and other services in exchange for compensation by the Administrators. The agreement is scheduled to expire April 8, 2021 but with options to extend the term for three-month periods. During the year ended December 31, 2020 and 2019, the Company recorded $5.0 million and $1.9 million, respectively, in revenue related to these services. As of December 31, 2020 and 2019, the Administrators owed the Company $0.9 million and $1.8 million, respectively, related to services provided.

The following table provides the financial results of the U.K. businesses, which meet the criteria of discontinued operations and, therefore, are excluded from the Company's results of continuing operations (in thousands):

	Year Ended December 31,
	2020	2019(1)	2018
Revenue	$—	$83,772	$141,453
Cost of Revenue	—	45,507	67,595
Gross Profit	—	38,265	73,858
Expenses
Marketing	—	13,239	29,309
Operations and technology	—	43,338	34,116
General and administrative	—	3,011	1,917
Depreciation and amortization	—	889	990
Total Expenses	—	60,477	66,332
(Loss) Income from Operations	—	(22,212)	7,526
Interest income, net	—	6	16
Foreign currency transaction loss, net	—	(1)	(2)
Impairment charges upon placement into administration	(393)	(97,513)	—
(Loss) Income before Income Taxes	(393)	(119,720)	7,540
(Benefit from) provision for income taxes	(93)	(28,316)	1,014
Net (loss) income from discontinued operations	$(300)	$(91,404)	$6,526

(1)	Includes results of the U.K. businesses from January 1, 2019 to October 25, 2019

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	December 31,
	2020	2019	2018
Cash and cash equivalents	$297,273	$35,895	$28,114
Restricted cash	71,927	45,069	22,169
Total cash, cash equivalents and restricted cash	$369,200	$80,964	$50,283

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Beginning January 1, 2020, the Company utilizes the fair value option on its entire loan and finance receivable portfolio. As such, loans and finance receivables are carried at fair value in the consolidated balance sheet with changes in fair value recorded in the consolidated income statement. To derive the fair value, the Company generally utilizes discounted cash flow analyses that factor in estimated losses, prepayments, utilization rates and servicing costs over the estimated duration of the underlying assets. Loss, prepayment, utilization and servicing cost assumptions are determined using historical loss data and include appropriate consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that the Company believes a market participant would require. Accrued and unpaid interest and fees are included in “Loans and finance receivables” in the consolidated balance sheets.

Current and Delinquent Loans and Finance Receivables

The Company classifies its loans and finance receivables as either current or delinquent. Excluding OnDeck loans and finance receivables, when a customer does not make a scheduled payment as of the due date, that payment is considered delinquent, and the remainder of the receivable balance is considered current. If the customer does not make two consecutive payments, the entire account or loan is classified as delinquent and placed on a non-accrual status. For the OnDeck portfolio, a loan is considered to be delinquent when the daily or weekly payments are one day past due. Loans are placed in nonaccrual status and the accrual of interest income is stopped on loans that are delinquent and non-paying. Loans are returned to accrual status if they are brought to non-delinquent status or have performed in accordance with the contractual terms for a reasonable period of time and, in the Company’s judgment, will continue to make periodic principal and interest payments as scheduled. The Company allows for normal payment processing time before considering a loan delinquent but does not provide for any additional grace period.

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

In response to the COVID-19 pandemic, the Company enhanced the forbearance options on its loan products, offering additional relief to impacted customers with features such as payment deferrals without the incurrence of additional finance charges or late fees. If a loan is deemed to be current and the customer makes a deferral or payment modification, the loan is still deemed to be current until the next scheduled payment is missed.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company generally charges off loans and finance receivables between 60 and 65 days delinquent. If a loan or finance receivable is deemed uncollectible prior to this, it is charged off at that point. For the OnDeck portfolio, the Company generally charges off a loan when it is probable that that it will be unable to collect all of the remaining principal payments, which is generally after 90 days of delinquency and 30 days of non-activity. Loans and finance receivables classified as delinquent generally have an age of one to 64 days from the date any portion of the receivable became delinquent, as defined above. Recoveries on loans and finance receivables that were previously charged off are generally recognized when collected or sold.

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

The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In assessing the qualitative factors, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market environment, overall financial performance of the Company, cash flow from operating activities, market capitalization and stock price. If the Company determines that the quantitative impairment test is required, management uses the income approach to complete its annual goodwill assessment. The income approach uses future cash flows and estimated terminal values for the Company that are discounted using a market participant perspective to determine the fair value, which is then compared to the carrying value to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments in Unconsolidated Investees

With the acquisition of OnDeck, as discussed in Note 2, the Company obtained a 58.5% equity interest in On Deck Capital Canada Holdings, Inc. (“OnDeck Canada”). Despite holding a majority of the equity interest, the Company does not have a controlling financial interest as it does not hold a majority of the voting interest. As such, the Company utilizes the equity method to account for its investment in OnDeck Canada in the Company’s consolidated financial statements. At their election, the minority shareholders of OnDeck Canada are entitled to require the Company to purchase their equity interests in OnDeck Canada at fair value. Conversely, the Company has the option to purchase the equity interests of OnDeck Canada from the minority shareholders at fair value. The put and call features embedded in the equity interests are not bifurcated and accounted for separately since they are clearly and closely related to the host agreement. As of December 31, 2020, the carrying value of the investment was $10.5 million, which the Company has included in “Other assets” on the consolidated balance sheets. Equity method income has been included in “Equity method investment income” in the consolidated income statements.

The Company has an equity ownership position in an investment without a readily determinable value. In accordance with ASC 321, Investment – Equity Securities, the Company has elected to measure the investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At each reporting date, the Company reassesses whether the investment still qualifies for this measurement alternative. Further, at each reporting date, the Company performs a qualitative assessment to evaluate whether the investment is impaired. If the qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value, the carrying amount of the investment will be reduced and the resulting loss recognized in net income in the period the impairment is identified. As of December 31, 2020 and 2019, the carrying value of the investment was $6.9 million and $6.7 million, respectively, which the Company has included in “Other assets” on the consolidated balance sheets. As of December 31, 2020, the Company concluded that the measurement alternative was still appropriate and, as a result of its qualitative assessment, that an impairment charge was not warranted.

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

In 2009, the Company began providing services in Australia and Canada under the brand name DollarsDirect. Due to the small size of the Australian and Canadian markets and our limited operations there, the Company decided to exit those markets in 2016 and reallocate its resources to other existing businesses. As a result, the Company ceased loan originations in those countries and wound down its loan portfolios. During 2018, the Company continued the liquidation process of the legal entities related to these operations and recorded a $2.3 million loss to “Foreign currency transaction gain (loss)” in the consolidated statements of income to recognize the cumulative translation adjustment balance that had been previously recorded to “Accumulated other comprehensive loss” on the consolidated balance sheets.

The following table sets forth the components of accumulated other comprehensive loss, net of tax, for the year ended December 31, 2019 and 2018(in thousands):

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to Enova International, Inc. by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year. Restricted stock units issued under the Company’s stock-based employee compensation plans are included in diluted shares upon the granting of the awards even though the vesting of shares will occur over time.

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income from continuing operations	$378,144	$128,016	$63,572
Net (loss) income from discontinued operations	(300)	(91,404)	6,526
Net Income	$377,844	$36,612	$70,098
Denominator:
Total weighted average basic shares	31,897	33,715	33,993
Shares applicable to stock-based compensation	405	683	1,183
Total weighted average diluted shares	32,302	34,398	35,176
Earnings per common share – basic:
Continuing operations	$11.86	$3.80	$1.87
Discontinued operations	(0.01)	(2.71)	0.19
Earnings per common share – basic	$11.85	$1.09	$2.06
Earnings per common share – diluted:
Continuing operations	$11.71	$3.72	$1.81
Discontinued operations	(0.01)	(2.66)	0.18
Earnings per common share – diluted	$11.70	$1.06	$1.99

For the years ended December 31, 2020, 2019 and 2018, 2,052,307, 985,130 and 587,045 shares of common stock underlying stock options, respectively, and 627,804, 12,384 and 82,929 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net earnings per share because their effect would have been antidilutive.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancelable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The Company adopted ASU 2018-14 in the first quarter of 2020 using the prospective approach. The adoption of ASU 2018-15 did not have a material effect on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) to simplify the accounting for goodwill impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company adopted ASU 2017-04 effective with its annual goodwill impairment test as of June 30, 2020. The adoption did not have an impact on the Company’s consolidated financial statements as goodwill was not deemed to be impaired.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Acquisitions

On July 28, 2020, the Company and OnDeck entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, OnDeck and Energy Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub would merge with and into OnDeck, with OnDeck surviving as an indirect wholly owned subsidiary of the Company. On October 13, 2020 (the “Acquisition Date”), the Company and OnDeck completed the transaction following the approval of OnDeck’s stockholders and the satisfaction of all other closing conditions.

The acquisition increases the scale and portfolio diversification of the Company. OnDeck offers a range of term loans and lines of credit customized for the needs of small business owners.

Under the terms of the Merger Agreement, each holder of OnDeck common stock received $0.12 per share in cash and a fixed exchange ratio of 0.092 shares of the Company’s common stock for each OnDeck share they owned as of the Acquisition Date. As a result, the Company issued 5.6 million shares of common stock to OnDeck stockholders. Based on the closing share price of the Company as of October 12, 2020 of $18.74, the value of Company common stock and cash provided in exchange for OnDeck common stock was $111.5 million. In addition to the exchange of common stock, the consideration transferred also included the cancellation or replacement of certain equity awards of OnDeck employees in effect prior to the transaction valued at approximately $4.2 million.

The Company is considered to be the accounting acquirer and as such, the closing date purchase consideration was allocated to the fair value of OnDeck assets and liabilities. The Company has not yet completed the process of estimating the fair value of assets acquired and liabilities assumed, including, but not limited to, loans and finance receivables, intangible assets, certain tax-related balances and certain other assets and liabilities. The purchase price allocation is subject to change as the Company finalizes the analysis of the fair value as of the Acquisition Date. The final determination of the fair value of assets acquired and liabilities assumed will be completed within the twelve-month measurement period from the Acquisition Date as required by applicable accounting guidance. Due to the significance of the acquisition, the Company may use all of this measurement period to adequately analyze and assess the fair values of assets acquired and liabilities assumed.

The fair value estimate for loans and finance receivables was determined using discounted cash flow analyses that factor in estimated losses, prepayments, utilization rates and servicing costs over the estimated duration of the underlying assets. Loss, prepayment, utilization and servicing cost assumptions were determined using historical loss data and included appropriate consideration of recent trends and anticipated future performance. Future cash flows were discounted using a rate of return that a market participant would require. Going forward, the Company elected to utilize the fair value option for OnDeck’s loans and finance receivables, which is consistent with the Company’s accounting on its legacy portfolio of loans and finance receivables. As discussed in Note 1, the Company believes that the fair value option better reflects the value of its portfolio and its future economic performance as well as more closely aligning with the Company’s marginal decision-making processes that rely on risk-based pricing and discounted cash flow methodologies.

Operating lease right-of-use assets and operating lease liabilities reflect remeasurements based on the estimated present value of future lease payments, adjusted for favorable or unfavorable lease terms. The above- and below-market lease adjustments take into account current market leasing rates.

Intangible assets consist of developed technology and trade name of $19.1 million and $6.5 million, respectively. The fair value estimates for intangible assets were determined based on the assumptions that market participants would use in pricing an asset, based on the most advantageous market for the asset (i.e., its highest and best use). A relief from royalty method and a cost approach method, which included assumptions on projected cash flows, royalty rate, and discount rate, were utilized to determine the fair value of the developed technology intangible asset, which is being amortized on a straight-line basis over 5 years. A relief from royalty method, which included assumptions on projected cash flows, royalty rate, and discount rate, was utilized to determine the fair value of the trade name intangible asset, which is being amortized on a straight-line basis over 7 years.

Deferred taxes were determined based on the excess tax basis over the book basis of the fair value adjustments attributable to the net assets acquired. The incremental deferred tax assets and liabilities were calculated based on the statutory rates where fair value adjustments were estimated. The estimated tax rate used of 23.81% does not reflect Enova’s expected effective tax rate, which will include other tax charges and benefits, and does not take into account any historical or possible future tax events that may impact the combined company following the Acquisition Date. Prior to the merger, OnDeck had a valuation allowance against the federal and

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

state deferred tax assets. As a result of the merger, the Company released most of the U.S. valuation allowance as the Company had  sufficient U.S. income in 2018 and 2019 combined, and projects income going forward. The Company still has a valuation allowance on the federal NOL and partial valuation allowance on the state NOLs for the Section 382 ownership change limiting the recoverability of the losses before expiration. The application of the 382 limitations vary state by state and are significantly impacted by the existence of future recognized built in losses that may be sustained by the Company. As such, the Company has estimated that most NOLs generated will expire unutilized and will complete further analysis in future periods relating to the state net operating losses that can be recovered as facts change.

The fair value estimates for debt facilities were based on quoted market prices for each instrument, if available, or for similar instruments if not available, and adjusted for features specific to the instrument based on the assumptions that market participants would use in pricing the debt.

The allocation of the purchase consideration, subject to future measurement period adjustments, is as follows (in thousands):

Purchase price
Fair value of Company common stock issued to OnDeck shareholders(1)	$104,313
Cash paid for outstanding OnDeck common stock(2)	7,204
Fair value of OnDeck equity awards assumed by the Company(3)	1,647
Cash paid for OnDeck equity awards(4)	2,571
Total purchase consideration	$115,735

Allocation
Cash and cash equivalents	$55,100
Restricted cash	68,192
Loans and finance receivables at fair value (unpaid principal balance of $623,826)	528,567
Other receivables and prepaid expenses	9,501
Deferred tax assets, net	29,738
Property and equipment	13,527
Operating lease right-of-use assets	21,026
Intangible assets	25,600
Other assets	16,497
Total assets	767,748
Accounts payable and accrued expenses	30,528
Operating lease liabilities	34,726
Long-term debt	421,576
Bargain purchase gain(5)	163,999
Accumulated other comprehensive loss	(137)
Noncontrolling interest	1,321
Total liabilities and equity	652,013
Total purchase consideration	$115,735

(1)

Represents the fair value of Company common stock issued to OnDeck stockholders pursuant to the Merger Agreement. The fair value is based on 60,035,223 shares of OnDeck common stock outstanding as of October 12, 2020, an exchange ratio of 0.092 shares of Company common stock per share of OnDeck common stock and the closing price per share of Company common stock on October 12, 2020, of $18.74, as shares were transferred to OnDeck stockholders prior to the opening of markets on October 13, 2020.

(2)

Represents the cash consideration paid of $0.12 per outstanding share of OnDeck common stock based on 60,035,223 shares outstanding as of October 12, 2020, as shares were transferred to OnDeck stockholders prior to the opening of markets on October 13, 2020.

(3)

Equity-based awards held by OnDeck employees prior to the acquisition date have been replaced with Company equity-based awards. The portion of the equity-based awards that relates to services performed by the employee prior to the acquisition date is included within consideration transferred, and includes restricted stock units and performance-based restricted stock units.

(4)	Represents the cash consideration for the settlement and cancellation of 2,148,193 OnDeck stock options held by employees and non-employee directors of OnDeck.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)

As a result of the acquisition date fair value of the identifiable net assets acquired exceeding the sum of the value of consideration transferred, the Company recognized a bargain purchase gain of $164.0 million, which is included in “Gain on bargain purchase” in the consolidated statements of income. Uncertainty around the degree and duration of impact that the COVID-19 pandemic will have on OnDeck’s operations and financial results, along with the uncertainty surrounding its future non-compliance in its debt facilities, ability to renegotiate some of its existing facilities or repay outstanding indebtedness, and maintain sufficient liquidity are what likely led to a bargain purchase scenario.

During 2020, revenue from OnDeck since the Acquisition Date was $55.9 million. During 2020, the net earnings from OnDeck attributable to Enova International, Inc. since the Acquisition Date, excluding transaction-related costs of $12.4 million, were $15.4 million. The Company recognized transaction-related costs of $20.0 million in General and administrative expenses for the year ended December 31, 2020. These expenses include severance and retention costs, investment banking, legal, accounting, and related third party costs associated with the transaction, including preparation for regulatory filings and stockholder approvals.

The following supplemental unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisition had occurred on January 1, 2019 (in thousands):

	Unaudited pro forma results for the
	Year Ended December 31,
	2020	2019
Revenue	$1,373,299	$1,638,626
Net income from continuing operations attributable to the Company	121,475	170,226

For purposes of conforming accounting policies, the preceding unaudited pro forma financial information assumes adoption of the fair value option for OnDeck’s loans and finance receivables as of January 1, 2020. In conjunction with this election, the Company’s loans and finance receivables are carried at fair value with changes in fair value recognized directly in earnings and origination fees and costs are no longer eligible for deferral. Other significant nonrecurring pro forma adjustments include:

•	The removal of the bargain purchase gain of $164.0 million recorded upon close of the acquisition.
•	The removal of nonrecurring acquisition costs directly attributable to the acquisition of $17.7 million.
•	The net adjustment to depreciation and amortization expense as a result of the identified intangible assets acquired.
•

The amortization of the fair value adjustment to long-term debt using the effective interest method, offset by the elimination of the amortization expense for debt issuance costs previously deferred by OnDeck.

•	The adjustment to the tax provision, assuming a combined company, including the tax impact of the aforementioned pro forma adjustments.

The supplemental unaudited pro forma financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations would have been had the acquisition actually occurred on January 1, 2019, nor does it purport to project the future consolidated results of operations.

3. Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the years ended December 31, 2020, 2019 and 2018 was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Consumer loans and finance receivables revenue	$962,119	$1,119,866	$939,105
Small business loans and finance receivables revenue	114,085	51,991	32,147
Total loans and finance receivables revenue	1,076,204	1,171,857	971,252
Other	7,506	2,900	1,369
Total Revenue	$1,083,710	$1,174,757	$972,621

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loans and Finance Receivables at Fair Value

The components of Company-owned loans and finance receivables at December 31, 2020 were as follows (in thousands):

	As of December 31, 2020
		Small
	Consumer	Business	Total
Principal balance - accrual	$547,015	$634,476	$1,181,491
Principal balance - non-accrual	29,389	52,254	81,643
Total principal balance	576,404	686,730	1,263,134

Loans and finance receivables at fair value - accrual	621,257	592,654	1,213,911
Loans and finance receivables at fair value - non-accrual	3,962	23,633	27,595
Loans and finance receivables at fair value	625,219	616,287	1,241,506
Difference between principal balance and fair value	$48,815	$(70,443)	$(21,628)

As of December 31, 2020, the aggregate fair value of loans and finance receivables that are 90 days or more past due was $14.3 million, of which $14.1 million was in non-accrual status. The aggregate unpaid principal balance for loans and finance receivables that are 90 days or more past due was $33.9 million.

Changes in the fair value of Company-owned loans and finance receivables during the year ended December 31, 2020 were as follows (dollars in thousands):

	Year Ended December 31, 2020
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,015,798	$171,785	$1,187,583
Originations or acquisitions(1)	758,305	898,383	1,656,688
Interest and fees(2)	962,120	114,084	1,076,204
Repayments	(1,739,136)	(538,527)	(2,277,663)
Charge-offs, net(3)	(397,204)	(52,248)	(449,452)
Net change in fair value(3)	28,774	21,161	49,935
Effect of foreign currency translation	(3,438)	1,649	(1,789)
Balance at end of period	$625,219	$616,287	$1,241,506

(1)	Includes $528.6 million of small business loans and finance receivables purchased as part of the acquisition of OnDeck.
(2)	Included in “Revenue” in the consolidated statements of income.
(3)	Included in “Change in Fair Value” in the consolidated statements of income.

Loans and Finance Receivables at Amortized Cost, net

Prior to January 1, 2020, the Company carried its loans and finance receivables at amortized cost, including unamortized net deferred origination costs, less an allowance for estimated losses. The components of Company-owned loans and finance receivables at December 31, 2019 were as follows (in thousands):

	As of December 31, 2019
		Small
	Consumer	Business	Total
Current receivables	$965,834	$175,376	$1,141,210
Delinquent receivables:
Delinquent payment amounts(1)	24,104	261	24,365
Receivables on non-accrual status	68,895	5,119	74,014
Total delinquent receivables	92,999	5,380	98,379
Total loans and finance receivables, gross	1,058,833	180,756	1,239,589
Less: Allowance for losses	(167,050)	(9,889)	(176,939)
Loans and finance receivables, net	$891,783	$170,867	$1,062,650

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)

Represents the delinquent portion of installment loans and line of credit account balances for customers that have only missed one payment. See Note 1 “Significant Accounting Policies-Current and Delinquent Loans and Finance Receivables” for additional information.

Changes in the allowance for losses for Company-owned loans and finance receivables and the liability for estimated losses on the Company’s guarantees of third-party lender-owned loans through the CSO programs for the years ended December 31, 2019 and 2018 were as follows (in thousands):

	Year Ended December 31, 2019
		Small
	Consumer	Business	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$140,443	$3,771	$144,214
Cost of revenue	576,581	26,968	603,549
Charge-offs	(647,558)	(26,395)	(673,953)
Recoveries	97,725	5,545	103,270
Effect of foreign currency translation	(141)	—	(141)
Balance at end of period	$167,050	$9,889	$176,939
Liability for third-party lender-owned loans:
Balance at beginning of period	$2,166	$—	$2,166
Decrease in liability	(655)	—	(655)
Balance at end of period	$1,511	$—	$1,511

	Year Ended December 31, 2018
		Small
	Consumer	Business	Total
Allowance for losses for Company-owned loans and finance receivables:
Balance at beginning of period	$101,930	$5,907	$107,837
Cost of revenue	492,928	10,569	503,497
Charge-offs	(528,787)	(17,407)	(546,194)
Recoveries	75,052	4,702	79,754
Effect of foreign currency translation	(680)	—	(680)
Balance at end of period	$140,443	$3,771	$144,214
Liability for third-party lender-owned loans:
Balance at beginning of period	$2,258	$—	$2,258
Decrease in liability	(92)	—	(92)
Balance at end of period	$2,166	$—	$2,166

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for consumer loans and is required to purchase any defaulted loans it has guaranteed. As of December 31, 2020, the amount of consumer loans guaranteed by the Company had an estimated fair value of $10.3 million and an outstanding principal balance of $8.8 million. As of December 31, 2020 and 2019 the amount of consumer loans, including principal, fees and interest, guaranteed by the Company were $10.2 million and $27.6 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

4. Property and Equipment

As a leading technology and analytics company, a significant amount of capital is invested in developing computer software and systems infrastructure. The Company capitalized internal software development costs of $26.7 million, $16.8 million and $10.9 million during 2020, 2019 and 2018, respectively.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Major classifications of property and equipment at December 31, 2020 and 2019 were as follows (in thousands):

	As of December 31, 2020
	Cost	Accumulated Depreciation	Net
Computer software	$116,554	$(60,248)	$56,306
Furniture, fixtures and equipment	25,788	(19,274)	6,514
Leasehold improvements	26,391	(9,794)	16,597
Total	$168,733	$(89,316)	$79,417

	As of December 31, 2019
	Cost	Accumulated Depreciation	Net
Computer software	$86,509	$(47,573)	$38,936
Furniture, fixtures and equipment	24,414	(18,777)	5,637
Leasehold improvements	17,707	(7,740)	9,967
Total	$128,630	$(74,090)	$54,540

The Company recognized depreciation expense of $18.0 million, $14.0 million and $13.1 million during 2020, 2019 and 2018, respectively.

5. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill for the years ended December 31, 2020 and 2019 were as follows (in thousands):

Balance as of January 1, 2019	$267,013
Balance as of December 31, 2019	$267,013
Acquisitions	961
Balance as of December 31, 2020	$267,974

The Company completed its annual assessment of goodwill as of June 30, 2020 based on qualitative factors and determined that a quantitative analysis was required. Management used the income approach to complete its annual goodwill assessment and determined that the fair value of its goodwill exceeded carrying value; as such, no impairment existed at that date. The Company expects that its entire goodwill balance will be deductible for tax purposes.

Acquired intangible assets that are subject to amortization as of December 31, 2020 and 2019, were as follows (in thousands):

	As of December 31, 2020
	Cost	Accumulated Amortization	Net
Trade names and trademarks(1)	9,020	(1,157)	7,863
Developed technology(1)	19,100	(955)	18,145
Total	$28,120	$(2,112)	$26,008

	As of December 31, 2019
	Cost	Accumulated Amortization	Net
Customer relationships	$3,497	$(3,417)	$80
Lead provider and broker relationships	5,689	(5,369)	320
Trademarks	2,523	(818)	1,705
Non-competition agreements	800	(720)	80
Total	$12,509	$(10,324)	$2,185

(1)	Includes acquired intangible assets related to the Company’s acquisition of OnDeck. See Note 2 for additional information.

Developed technology is amortized over five years on a straight-line basis. Customer, lead provider and broker relationships are generally amortized over three to five years based on the pattern of economic benefits provided. Trademarks and trade names are

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

generally amortized over three to 20 years on a straight-line basis. Non-competition agreements are amortized over the applicable terms of the contract.

Amortization expense for acquired intangible assets was $1.8 million, $1.1 million and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Estimated future amortization expense for the years ended December 31, is as follows (in thousands):

Year	Amount
2021	$4,859
2022	4,859
2023	4,859
2024	4,859
2025	3,904

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2020 and 2019 were as follows (in thousands):

	As of December 31,
	2020	2019
Unrecognized tax benefits	$39,037	$44,780
Trade accounts payable	26,721	23,829
Accrued payroll and fringe benefits	28,603	18,747
Accrued interest payable	18,580	17,479
Liability for consumer loans funded by third-party lender	5,080	—
Deferred fees on third-party consumer loans	2,171	11,266
Accrual for consumer loan payments rejected for non-sufficient funds	2,871	4,381
Liability for losses on third-party lender owned consumer loans	—	1,511
Other accrued liabilities	1,008	170
Total	$124,071	$122,163

7. Marketing Expenses

Marketing expenses for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Advertising	$37,069	$83,952	$66,442
Customer procurement expense including lead purchase costs	32,711	31,180	29,518
Total	$69,780	$115,132	$95,960

8. Leases

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Lease expenses for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$7,181	$6,096
Operating lease impairment charge	—	370
Variable lease cost	701	363
Short-term lease cost	120	158
Sublease income	(345)	(82)
Total lease cost	$7,657	$6,905

Rent expense was $5.6 million for the year ended December 31, 2018.

Future minimum lease payments as of December 31, 2020 are as follows (in thousands):

Year	Amount
2021	$15,056
2022	15,083
2023	14,110
2024	13,857
2025	13,775
Thereafter	18,486
Total lease payments	$90,367
Less: interest	22,411
Present value of lease liabilities	$67,956

The weighted average remaining lease term and discount rate as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019

Weighted average remaining lease term (years)
Operating leases	6.1	7.2
Weighted average discount rate
Operating leases	9.48%	10.82%

Supplemental cash flow disclosures related to leases for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$9,468	$7,366
Right-of-use assets obtained in exchange for lease obligations
Operating leases	23,597	59

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term debt

The Company’s long-term debt instruments and balances outstanding as of December 31, 2020 and 2019 were as follows (in thousands):

	December 31,
	2020	2019

Securitization facilities	$330,632	$307,885
Revolving line of credit	—	72,000
8.50% senior notes due 2024	250,000	250,000
8.50% senior notes due 2025	375,000	375,000
Subtotal	955,632	1,004,885
Less: Long-term debt issuance costs	(9,171)	(13,704)
Total long-term debt	$946,461	$991,181

Weighted-average interest rates on long-term debt were 8.76% and 8.61% for the year ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreements.

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

Loan Securitization Facilities

2019-A Notes

On October 17, 2019 (the “2019-A Closing Date”), the Company issued $138,888,000 Class A Asset Backed Notes (the “2019-A Class A Notes”), $44,445,000 Class B Asset Backed Notes (the “2019-A Class B Notes”), and $16,667,000 Class C Asset Backed Notes (the “2019-A Class C Notes” and, collectively with the 2019-A Class A Notes and the 2019-A Class B Notes, the “2019-A Notes”), through an indirect subsidiary. The 2019-A Class A Notes bear interest at 3.96%, the 2019-A Class B Notes bear interest at 6.17%, and the 2019-A Class C Notes bear interest at 7.62%. The 2019-A Notes are backed by a pool of unsecured consumer installment loans (“Securitization Receivables”) and represent obligations of the issuer only. The 2019-A Notes are not guaranteed by the Company. Under the 2019‑A Notes, Securitization Receivables are sold to a wholly-owned subsidiary of the Company and serviced by another subsidiary of the Company. As of December 31, 2020 and 2019, the total outstanding amount of the 2019-A Notes was $68.8 million and $173.3 million, respectively.

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

The 2019‑1 Debtor has issued a delayed draw term note with an initial maximum principal balance of $30.0 million and a revolving note with an initial maximum principal balance of $20.0 million for an aggregate initial maximum principal balance of $50.0 million, which is required to be secured by eligible Securitization Receivables. The 2019‑1 Facility has an accordion feature that, with the consent of the 2019‑1 Lender, allows for the maximum principal balance of the delayed draw term note to increase to $50.0 million and the maximum principal balance of the revolving note to increase to $25.0 million, for an aggregate maximum principal balance of $75.0 million. The 2019‑1 Facility is non-recourse to the Company and matures three years after the 2019‑1 Closing Date. As of December 31, 2020 and 2019, the total outstanding amount of the 2019‑1 Facility was $30.0 million and $12.8 million, respectively.

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

On February 25, 2021, the 2019-1 Debtor repaid in full all outstanding indebtedness and terminated all commitments and obligations under the 2019-1 Facility. The 2019-1 Lender’s security interest in the 2019-1 Debtor’s assets was automatically released and terminated in connection with the repayment of the 2019-1 Facility. The Company did not incur any early termination penalties as a result of the repayment of the indebtedness under or termination of the 2019-1 Facility.

2018-A Notes

On October 31, 2018 (the “2018-A Closing Date”), the Company issued $95,000,000 Class A Asset Backed Notes (the “2018-A Class A Notes”) and $30,400,000 Class B Asset Backed Notes (the “2018-A Class B Notes” and, collectively with the Class A Notes, the “2018-A Notes”), through an indirect subsidiary. The Class A Notes bear interest at 4.20% and the Class B Notes bear interest at 7.37%. The 2018-A Notes are backed by a pool of Securitization Receivables and represent obligations of the issuer only. The 2018-A Notes are not guaranteed by the Company. Under the 2018-A Notes, Securitization Receivables are sold to a wholly-owned subsidiary of the Company and serviced by another subsidiary of the Company. As of December 31, 2020 and 2019, the total outstanding amount of the 2018-A Notes was $18.1 and $41.8 million, respectively.

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

The 2018-2 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which is required to be secured by 1.25 times the drawn amount in eligible Securitization Receivables. The 2018-2 Facility is non-recourse to the Company and matures on October 23, 2022. As of December 31, 2020 and 2019, the outstanding amount of the 2018-2 Facility was $49.5 million and $80.0 million, respectively.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The 2018‑1 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which is required to be secured by 1.25 times the drawn amount in eligible Securitization Receivables. The 2018‑1 Facility is non-recourse to the Company and matures on July 22, 2023. As of December 31, 2020, the outstanding amount of the 2018-1 Facility was $39.9 million. As of December 31, 2019, the company had no borrowings outstanding under the 2018-1 Facility.

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

ODAST II Agreement

On April 17, 2018, OnDeck Asset Securitization Trust II LLC (“ODAST II”), a wholly-owned indirect subsidiary assumed in the OnDeck acquisition, issued $225.0 million in initial principal amount of fixed-rate, asset-backed offered notes in a securitization transaction (the “ODAST 2018-1 Notes”). The ODAST 2018-1 Notes were issued in four classes: Class A in the amount of $177.5 million, Class B in the amount of $15.5 million, Class C in the amount of $20.0 million and Class D in the amount of $12.0 million. The ODAST 2018-1 Notes had fixed interest rates of 3.50%, 4.02%, 4.52% and 5.85% for the Class A, Class B, Class C and Class D, respectively.

On November 15, 2019, ODAST II issued $125 million in initial principal amount of fixed-rate asset backed offered notes in a securitization transaction (the “ODAST 2019-1 Notes”). The notes were issued in five classes with a weighted average fixed interest

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rate of 3.04%.

Beginning in May 2020, all remaining collections held by ODAST II, after payment of accrued interest and certain expenses, were applied to repay the principal balance of each of the Series 2018-1 Notes and the Series 2019-1 Notes on a pro rata basis. In November 2020, the Company optionally prepaid in full the ODAST 2018-1 Notes. In December 2020, the Company also repaid the ODAST 2019-1 Notes in full and terminated the securitization transaction.

ODART Facility

Assumed in the OnDeck acquisition, the loan securitization facility (“ODART Facility”) for OnDeck Account Receivables Trust 2013-1 (“ODART”), a wholly-owned indirect subsidiary of the Company, collateralized certain eligible installment loans and line of credit accounts originated or purchased by OnDeck. The borrowing rate on the ODART Facility is 1-month LIBOR plus 1.75%. On the Acquisition Date an amortization event occurred and the revolving period for the ODART Facility was terminated. The ODART Facility was scheduled to mature on May 31, 2021. As of December 31, 2020, the carrying amount of the ODART Facility was $29.5 million, including an unamortized discount of $0.2 million. On February 19, 2021, the ODART Facility was repaid in full and terminated.

RAOD Facility

Assumed in the OnDeck acquisition, the loan securitization facility (“RAOD Facility”) for Receivable Assets of OnDeck, LLC (“RAOD”), a wholly-owned indirect subsidiary of the Company, collateralizes certain eligible installment loans originated or purchased by OnDeck or certain other subsidiaries. The RAOD Facility was amended on December 24, 2020, which, amongst other changes, extended the revolving period from December 2020 to December 2022, extended the maturity date from September 2021 to December 2023, revised the advance rate to 76% and changed the borrowing rate from LIBOR plus 1.65% to LIBOR plus 2.5%. The commitment amount remained the same at $100.0 million. As of December 31, 2020, the carrying amount of the RAOD Facility was $22.7 million, including an unamortized discount of $0.2 million.

ODAF Facility

Assumed in the OnDeck acquisition, the loan securitization facility (“ODAF Facility”) for OnDeck Asset Funding II LLC (“ODAF”), a wholly-owned indirect subsidiary of the Company, collateralizes certain eligible installment loans and line of credit accounts originated or purchased by OnDeck. The credit agreement for the ODAF facility has a commitment amount of $175.0 million, an advance rate of 70% and a borrowing rate of 1-month LIBOR plus 3.0%. The revolving period expires on August 6, 2021 and the final maturity date is August 8, 2022. As of December 31, 2020, the carrying amount of the ODAF Facility was $52.5 million, including an unamortized discount of $0.3 million.

PORT Facility

Assumed in the OnDeck acquisition, the loan securitization facility (the “PORT Facility”) for Prime OnDeck Receivables Trust II, LLC (“PORT”), a wholly-owned indirect subsidiary of the Company, collateralizes certain eligible installment loans and line of credit accounts originated or purchased by OnDeck. The PORT Facility has an uncommitted borrowing capacity of $200.0 million. As of December 31, 2020, the PORT Facility had no outstanding balance.

LAOD Facility

Assumed in the OnDeck acquisition, the loan securitization facility (the “LAOD Facility”) for Loan Assets of OnDeck, LLC (“LAOD”), a wholly-owned indirect subsidiary of the Company, collateralized certain eligible installment loans and lines of credit originated or purchased by OnDeck. The credit agreement for the LAOD Facility had a commitment amount of $150.0 million and a borrowing rate of 1-month LIBOR plus 1.75%. In November 2020, the Company voluntarily prepaid in full and terminated the LAOD Facility.

ODFT Facility

Assumed in the OnDeck acquisition, the OnDeck Funding Security Trust No. 2 facility (“ODFT Facility”) is a revolving facility, denominated in Australian dollars that collateralizes installment loans originated by OnDeck in Australia. The ODFT Facility was amended on December 18, 2020 to, among other things, add a mezzanine lender with a commitment amount of AU$18.0 million, lower the existing Class A commitment from AU$150.0 million to AU$60.0 million, provide for an effective overall borrowing base advance rate of 90% and a Class B borrowing rate of 1-month BBSW plus 7.5%. The Class A borrowing rate remained the same at 1-month BBSW plus 3.75%. The period during which new borrowings may be made under this facility expires in June 2021 and the final maturity is in December 2021. As of December 31, 2020, the carrying amount of the ODFT Facility was $19.6 million, including an unamortized discount of $0.3 million.

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

The Credit Agreement is secured by domestic receivables. The borrowing limit in the Credit Agreement, as amended, is $125.0 million and its maturity date is June 30, 2022. The Company had no outstanding borrowings as of December 31, 2020 and $72.0 million under the Credit Agreement as of December 31, 2019.

The Credit Agreement provides for a revolving credit line with interest on borrowings under the facility at prime rate plus 1.00%. In addition, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the line, and ranges from 0.30% per annum to 0.50% per annum depending on usage. A portion of the revolving credit facility, up to a maximum of $20.0 million, is available for the issuance of letters of credit. The Company had outstanding letters of credit under the Credit Agreement of $1.0 million and $1.2 million as of December 31, 2020 and 2019, respectively. The Credit Agreement provides for certain prepayment penalties if it is terminated on or before its first and second anniversary date, subject to certain exceptions.

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

As of December 31, 2020, required principal payments under the terms of the long-term debt for each of the five years after December 31, 2020 are as follows (in thousands):

Year	Amount
2021	$—
2022	—
2023	—
2024	—
2025	250,000
Thereafter	375,000
Securitization	331,643	(1)
Total	$956,643

(1)

The 2019-A Notes mature on June 22, 2026, the 2019-1 Facility matures on February 25, 2022, the 2018-A Notes mature on May 20, 2026, the 2018-2 Facility matures on October 23, 2022, the 2018-1 Facility matures on July 22, 2023, the RAOD Facility matures on December 24, 2023, the ODART Facility matures on May 31, 2021, the ODAF Facility matures on August 8, 2022 and the ODFT Facility matures on December 31, 2021. The ODART Facility was repaid in full and terminated on February 19, 2021, and the 2019-1 Facility was repaid in full and terminated on February 25, 2021.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes

The components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 were as follows (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Loans and finance receivables, net	$10,775	$5,627
Compensation and benefits	7,914	4,699
Translation adjustments	2,132	839
Accrued rent and deferred finish out allowance	15,661	8,411
Foreign net operating loss carryforward	9,588	5,127
U.S. net operating loss carryforward	4,689	—
Other	3,212	2,335
Total deferred tax assets	53,971	27,038
Deferred tax liabilities:
Amortizable intangible assets	62,286	51,389
Property and equipment	15,963	11,775
Operating lease right-of-use asset	9,057	4,613
Other	2,625	2,567
Total deferred tax liabilities	89,931	70,344
Net deferred tax liabilities before valuation allowance	(35,960)	(43,306)
Valuation allowance	(12,169)	(5,377)
Net deferred tax liabilities	$(48,129)	$(48,683)

The components of the provision for income taxes and the income to which it relates for the years ended December 31, 2020, 2019 and 2018 are shown below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Income before income taxes:
Domestic	$435,420	$170,069	$68,873
International	—	—	—
Income before income taxes	$435,420	$170,069	$68,873
Current provision (benefit):
Federal	$39,066	$24,995	$(16,464)
International	—	—	42
State and local	6,399	6,151	(1,284)
Total current provision (benefit)	$45,465	$31,146	$(17,706)
Deferred provision:
Federal	$8,467	$7,626	$22,735
International	—	—	—
State and local	3,259	3,281	272
Total deferred provision	$11,726	$10,907	$23,007
Total provision for income taxes	$57,191	$42,053	$5,301

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effective tax rate on income differs from the federal statutory rate of 21% for the years ended December 31, 2020, 2019 and 2018, for the following reasons (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Tax provision computed at the federal statutory income tax rate	$91,438	$35,714	$14,463
State and local income taxes, net of federal tax benefits	8,422	5,254	2,660
Share-based compensation	(91)	(2,015)	(1,790)
Bargain purchase gain	(34,440)	—	—
Deferred tax adjustment from TCJA	—	—	(10,284)
162(m) limit on deductibility of executive compensation	1,834	742	1,547
State rate adjustment	1,245	2,210	—
Release of uncertain tax position	(11,604)	—	—
Other	387	148	(1,295)
Total provision	$57,191	$42,053	$5,301
Effective tax rate	13.1%	24.7%	7.7%

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

The Company has gross federal net operating loss carryforwards of $12.5 million as of December 31, 2020, mainly attributable to the Company’s 2020 acquisitions. The Company has recorded a valuation allowance related to the federal net operating loss carryforwards as they are not more likely than not to be utilized as the losses will be limited to the Section 382 ownership changes. The Company has established a tax-effected valuation allowance of $0.7 million as of December 31, 2020, against the net operating losses that will expire prior to their utilization. Following the acquisition of OnDeck, the Company is subject to a Section 382 limitation associated with the built-in losses and other attributes of the acquired OnDeck assets. The reversal of certain deferred tax assets acquired by Enova associated with OnDeck assets may be determined to be recognized built-in losses as defined in Section 382. As such, the losses may be limited to the annual Section 382 limitation of approximately $1.0 million per year.

The Company has gross state net operating loss carryforwards of $35.2 million, $16.3 million and $13.2 million as of December 31, 2020, 2019 and 2018, respectively, that, if unused, will expire between calendar years 2023 and 2038. The Company has recorded a tax-effected valuation allowance of $1.0 million as of December 31, 2020, related to the state net operating loss carryforwards as they are not more likely than not to be utilized as the losses will be limited to the Section 382 ownership change.

The Company has gross foreign net operating loss carryforwards from Brazilian operations of $19.5 million, $24.4 million and $20.6 million as of December 31, 2020, 2019 and 2018, respectively. These net operating loss carryforwards are subject to annual limitations and have an unlimited carryforward period. The Company has recorded a full valuation allowance related to the Brazilian net operating loss carryforwards, as they are not more likely than not to be utilized. With the acquisition of OnDeck, the Company owns a 55% controlling interest in OnDeck Australia. The Company has gross foreign net operating loss carryforwards from Australian operations of $18.3 million as of December 31, 2020. These net operating loss carryforwards have an unlimited carryforward period. The Company has recorded a full valuation allowance related to the Australian net operating loss carryforwards, as well as other Australian deferred tax assets, as they are not more likely than not to be utilized.

The following table summarizes the valuation allowance activity for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$5,377	$5,130	$2,650
Additions	6,792	247	2,480
Balance at end of period	$12,169	$5,377	$5,130

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the activity related to unrecognized tax benefits follows for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$53,613	$40,340	$727
Additions based on tax positions related to the current year	—	15,085	8,248
Reductions based on tax positions related to the current year	(4,114)	—	—
Additions for tax positions of prior years	2,033	—	31,365
Reductions for tax positions of prior years	(7,351)	(1,812)	—
Additions for opening tax positions of acquired entity	6,460	—	—
Reductions due to settlements with the taxing authorities	(11,604)	—	—
Balance at end of period	$39,037	$53,613	$40,340

Included in the balances of unrecognized tax benefits at December 31, 2020, 2019 and 2018 are potential benefits of $10.6 million, $13.9 million and $13.3 million, respectively, that, if recognized, would favorably affect the effective tax rate in the period of recognition. The balance of unrecognized tax benefits for temporary items as of December 31, 2020, 2019 and 2018 was $28.4 million, $39.7 million and $27.1 million, respectively. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits as of December 31, 2020 and 2019 includes $1.7 million and $2.0 million, respectively, for accrued interest and penalties related to unrecognized tax benefits. The liability for unrecognized tax benefits included no amounts for accrued interest and penalties related to unrecognized tax benefits as of December 31, 2018.

The Company believes it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits will change by a significant amount. The Company’s principal uncertainties are related to the timing of recognition of income and losses related to its loan and finance receivable portfolio. The Company successfully closed a Joint Committee on Taxation review of certain tax returns that were filed during 2018 in conjunction with the refunds claimed on those returns. Depending upon the outcome any future agreements or settlements with the relevant taxing authorities, the amount of the uncertainty, including amounts that would be recognized as a component of the effective tax rate, could change significantly. While the total amount of uncertainty to be resolved is not clear, it is reasonably possible that the uncertainties pertaining to the tax positions will be resolved in the next twelve months.

The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. The statute of limitations related to the Company’s consolidated Federal income tax returns is closed for all tax years up to and including 2016. However, the 2014 tax year is still open to the extent of the net operating loss that was carried back from the 2019 tax return. The years open to examination by state, local and foreign government authorities vary by jurisdiction, but the statute of limitation is generally three years from the date the tax return is filed. For jurisdictions that have generated net operating losses, carryovers may be subject to the statute of limitations applicable for the year those carryovers are utilized. In these cases, the period for which the losses may be adjusted will extend to conform with the statute of limitations for the year in which the losses are utilized. In most circumstances, this is expected to increase the length of time that the applicable taxing authority may examine the carryovers by one year or longer, in limited cases.

11. Commitments and Contingencies

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for consumer loans and is required to purchase any defaulted loans it has guaranteed. As of December 31, 2020, the amount of consumer loans guaranteed by the Company had an estimated fair value of $10.3 million and an outstanding principal balance of $8.8 million. As of December 31, 2020 and 2019, the amount of consumer loans, including principal, fees and interest, guaranteed by the Company were $10.2 million and $27.6 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

Litigation

On April 23, 2018, the Commonwealth of Virginia, through Attorney General Mark R. Herring, filed a lawsuit in the Circuit Court for the County of Fairfax, Virginia against NC Financial Solutions of Utah, LLC (“NC Utah”), a subsidiary of the Company. The lawsuit alleges violations of the Virginia Consumer Protection Act (“VCPA”) relating to NC Utah’s communications with customers,

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

12. Employee Benefit Plans

The Company sponsors the Enova International, Inc. 401(k) Savings Plan (the “Enova 401(k) Plan”), which is open to all U.S. employees of the Company and its subsidiaries, excluding OnDeck. For OnDeck employees, the Company sponsors the OnDeck 401(k) Plan which covers substantially all employees of OnDeck. For the Enova 401(k) Plan, new employees are automatically enrolled in this plan unless they elect not to participate. The Company makes matching contributions of 100% of the first 1% of pay and 50% of the next 5% of pay that each employee contributes to the Enova 401(k) Plan. The Company’s matching contributions fully vest after a participant’s second year of service with the Company. The Company also offers the Enova International, Inc. Nonqualified Savings Plan (the “NQSP”) for certain members of Company management. For the OnDeck 401(k) Plan, new OnDeck employees are automatically enrolled in this plan unless they elect not to participate. The Company makes matching contributions of 50% of up to the first 6% of pay that each employee contributes to the OnDeck 401(k) Plan. The Company’s matching contributions fully vest after one year of service with the Company. The Company recorded compensation expense for combined contributions to these three plans of $3.3 million, $2.5 million and $2.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company also sponsors the Enova International, Inc. Supplemental Executive Retirement Plan (“SERP”) in which certain officers and certain other employees of the Company participate. Under this defined contribution plan, the Company makes an annual supplemental cash contribution to the SERP based on the terms of the plan as approved by the Company’s Management Development and Compensation Committee of the Board of Directors. The Company recorded compensation expense of $0.6 million for SERP contributions for the year ended December 31, 2020 and $0.5 million each of the years ended December 31, 2019 and 2018.

The NQSP and the SERP are non-qualified, unfunded, deferred compensation plans for which the Company holds securities in rabbi trusts to pay benefits. These securities are classified as trading securities, and the unrealized gains and losses on these securities are netted with the costs of the plans in “General and administrative expenses” in the consolidated statements of income.

Amounts included in the consolidated balance sheets relating to the NQSP and the SERP were as follows (in thousands):

	As of December 31,
	2020	2019
Prepaid expenses and other assets	$3,972	$2,867
Accounts payable and accrued expenses	$4,543	$3,397

13. Stock-Based Compensation

Under the Enova International, Inc. 2014 Second Amended and Restated Long-Term Incentive Plan (the “Enova LTIP”), the Company is authorized to issue 12,500,000 shares of Common Stock pursuant to “Awards” granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options, restricted stock units (“RSUs”), restricted stock, performance shares, stock appreciation rights or other stock-based awards. Since 2014, nonqualified stock options and RSU awards have been the only stock-based awards granted under the Plan. As of December 31, 2020, there were 3,769,244 shares available for future grants under the Enova LTIP.

In connection with the acquisition of OnDeck on October 13, 2020, the Board of Directors authorized the issuance of 419,291 shares of Common Stock with respect to certain RSUs (including certain performance-based RSUs) outstanding under the On Deck Capital,

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inc. 2014 Equity Incentive Plan that were assumed by Enova. Also, the Board of Directors also authorized the issuance of 67,757 shares of Common Stock under certain inducement RSUs being granted in connection with the acquisition of OnDeck.

During the year ended December 31, 2020, the Company received 135,916 shares of its common stock valued at approximately $2.7 million as partial payment of taxes required to be withheld upon issuance of shares under RSUs.

Restricted Stock Units

During the years ended December 31, 2020, 2019 and 2018, the Company granted RSUs to Company officers, certain employees and to the non-management members of the Board of Directors under the Enova LTIP. Each vested RSU entitles the holder to receive a share of the common stock of the Company. For Company officers and certain employees, the shares are to be issued upon vesting of the RSUs generally over a period of four years. Shares for RSU awards granted to members of the Board of Directors vest and are issued twelve months after the grant date.

In accordance with ASC 718, the grant date fair value of RSUs is based on the Company’s closing stock price on the day before the grant date and is amortized to expense over the vesting periods. The agreements relating to awards provide that the vesting and payment of awards would be accelerated if there is a change in control of the Company.

The following table summarizes the Company’s RSU activity during 2020, 2019 and 2018:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2020		2019		2018
	Units	Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	1,117,766	$21.09	1,242,422	$16.34	1,425,883	$12.00
Units granted	1,294,509	18.89	616,010	24.14	639,109	21.74
Shares issued	(588,924)	19.61	(545,592)	14.23	(604,116)	11.90
Units forfeited	(73,258)	20.56	(195,074)	19.61	(218,454)	16.12
Outstanding at end of year	1,750,093	$19.98	1,117,766	$21.09	1,242,422	$16.34

Compensation expense related to these RSUs totaling $13.7 million ($10.3 million net of related taxes), $8.4 million ($6.4 million net of related taxes) and $8.8 million ($6.7 million net of related taxes) was recognized for the years ended December 31, 2020, 2019 and 2018, respectively. Total unrecognized compensation cost related to these RSUs at December 31, 2020 was $25.1 million, which will be recognized over a weighted average period of approximately 2.4 years. The outstanding RSUs had an aggregate intrinsic value of $43.3 million at December 31, 2020.

Stock Options

During the years ended December 31, 2020, 2019 and 2018, the Company granted stock options to purchase Enova stock to Company officers and certain employees under the Enova LTIP. Stock options would allow the holder to purchase shares of the Company’s common stock at a price not less than the fair market value of the shares as of the grant date, or the exercise price.

Stock options granted under the Enova LTIP become exercisable in equal increments on the first, second and third anniversaries of their date of grant, and expire on the seventh anniversary of their date of grant. Exercise prices of stock options granted in 2019 and 2020 are equal to the average of the closing stock price for the last 45 trading days preceding the grant date. Exercise prices of stock options granted prior to 2019 are equal to the closing stock price on the day before the grant date. In accordance with ASC 718, compensation expense on stock options is based on the grant date fair value of the stock options and is amortized to expense over the vesting periods. For the year ended December 31, 2020, the Company estimated the fair value of the stock option grants using the Black-Scholes option-pricing model based on the following assumptions: risk-free interest rate of 1.3%, expected term (life) of options of 4.5 years, expected volatility of 52.4% and no expected dividends.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes the Company’s stock option activity during 2020, 2019 and 2018:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2020		2019		2018
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at beginning of year	2,084,297	$19.35	2,129,837	$17.32	2,054,092	$16.92
Options granted	576,223	22.81	513,583	21.34	481,003	21.54
Options exercised	(16,625)	11.40	(362,798)	9.80	(319,764)	21.07
Options forfeited	(21,939)	16.79	(196,325)	20.10	(85,494)	17.42
Outstanding at end of year	2,621,956	$20.18	2,084,297	$19.35	2,129,837	$17.32
Exercisable options at end of year	1,641,133	18.95	1,279,794	18.73	1,246,301	17.27

The weighted average fair value of options granted in 2020 was $8.29. Compensation expense related to stock options totaling $4.3 million ($3.2 million net of related taxes), $3.7 million ($2.8 million net of related taxes) and $2.9 million ($2.2 million net of related taxes) was recognized for the years ended December 31, 2020, 2019 and 2018, respectively. Total unrecognized compensation cost related to stock options at December 31, 2020 was $5.5 million, which will be recognized over a period of approximately 1.7 years. At December 31, 2020, the intrinsic value of stock options outstanding was $12.3 million, and the intrinsic value of stock options exercisable was $9.7 million, respectively.

14. Related Party Transactions

The Company has an agreement for direct mail production and fulfillment services with a marketing services company where David Fisher, the Company’s Chief Executive Officer and Chairman of the Board, also served as a member of the marketing services company’s board of directors until October 1, 2020, when the marketing services company was acquired by a non-affiliated third party. As a result, David Fisher is no longer a member of the board of directors of and has no further involvement with the marketing services company. During the years ended December 31, 2020, 2019 and 2018, the Company incurred $6.0 million, $15.8 million and $11.4 million, respectively, in expenses related to these services. As of December 31, 2020 and 2019, the Company owed the agency $0.6 million and $4.6 million, respectively, related to services provided.

With the acquisition of OnDeck, as discussed in Notes 1 and 2 in the Notes to Consolidated Financial Statements, the Company records its interest in OnDeck Canada under the equity method of accounting; as such, OnDeck Canada is deemed a related party. As of December 31, 2020, the Company has a due from affiliate balance of $1.2 million related to OnDeck Canada that is primarily the result of labor and software charges from people and technology assets at the OnDeck parent company.

The Company believes that the transactions described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

15. Variable Interest Entities

As part of the Company’s overall funding strategy and as part of its efforts to support its liquidity from sources other than its traditional capital market sources, the Company has established a securitization program through its various securitization facilities. The Company transfers certain loan receivables to wholly owned, bankruptcy-remote special purpose subsidiaries (“VIEs”), which issue notes backed by the underlying loan receivables and are serviced by another wholly-owned subsidiary of the Company. The cash flows from the loans held by the VIEs are used to repay obligations under the notes.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

required to consolidate them. The assets and liabilities related to the VIEs are included in the Company’s consolidated financial statements and are accounted for as secured borrowings.

16. Supplemental Disclosures of Cash Flow Information

The following table sets forth certain cash and non-cash activities for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash paid during the year for:
Interest	$74,901	$70,250	$68,350
Income taxes paid (recovered)	27,479	(39,392)	9,581
Non-cash investing and financing activities:
Loans and finance receivables renewed	$95,080	$146,039	$98,043
Fair value of acquired assets	772,376	—	—
Liabilities assumed in acquisitions	487,458	—	—
Issuance of common stock related to the acquisition of OnDeck	(105,960)	—	—

17. Operating Segment Information

The Company provides online financial services to non-prime credit consumers and small businesses in the United States, Australia and Brazil and has one reportable segment, which is composed of the Company’s domestic and international operations and corporate services. The Company has aggregated all components of its business into a single operating segment based on the similarities of the economic characteristics, the nature of the products and services, the nature of the production and distribution methods, the shared technology platforms, the type of customer and the nature of the regulatory environment.

The following table presents the Company’s revenue by geographic region for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue
United States	$1,071,694	$1,153,308	$946,515
Other international countries	12,016	21,449	26,106
Total revenue	$1,083,710	$1,174,757	$972,621

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $79.4 million and $54.5 million at December 31, 2020 and 2019, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

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

•	Level 1: Quoted prices in active markets for identical assets or liabilities.
•

Level 2: Inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable.

•	Level 3: Unobservable inputs for the asset or liability measured.

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

During the years ended December 31, 2020 and 2019, there were no transfers of assets or liabilities between Level 1, 2 or 3. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period values.

Effective January 1, 2020, the Company elected the fair value option to account for all loans and finance receivables.

The Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31,	Fair Value Measurements Using
	2020	Level 1	Level 2	Level 3
Financial assets
Consumer loans and finance receivables(1)(2)	$625,219	$—	$—	$625,219
Small business loans and finance receivables(1)(2)	616,287	—	—	616,287
Non-qualified savings plan assets(3)	3,972	3,972	—	—
Investment in trading security(4)	19,273	19,273	—	—
Total	$1,264,751	$23,245	$—	$1,241,506

	December 31,	Fair Value Measurements Using
	2019	Level 1	Level 2	Level 3
Financial assets
Non-qualified savings plan assets(3)	$2,867	$2,867	$—	$—
Investment in trading security(4)	11,449	11,449	—	—
Total	$14,316	$14,316	$—	$—

(1)	Consumer and small business loans and finance receivables are included in “Loans and finance receivables at fair value” in the consolidated balance sheets subsequent to December 31, 2019.
(2)	Consumer loans and finance receivables and small business loans and finance receivables include $277.6 million and $251.3 million in assets of consolidated VIEs, respectively, as of December 31, 2020.
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

The Company primarily estimates the fair value of its loan and finance receivables portfolio using discounted cash flow models that have been internally developed. The models use inputs, such as estimated losses, prepayments, utilization rates, servicing costs and

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

discount rates, that are unobservable but reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value. Certain unobservable inputs may, in isolation, have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. An increase to the net loss rate, prepayment rate, servicing cost, or discount rate would decrease the fair value of the Company’s loans and finance receivables. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

The fair value of the nonqualified savings plan assets was deemed Level 1 as they are publicly traded equity securities for which market prices of identical assets are readily observable.

The fair value of the investment in trading security was deemed Level 1 as it is a publicly traded fund with active market pricing that is readily available.

The Company had no liabilities measured at fair value on a recurring basis as of December 31, 2020 or 2019.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a nonrecurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At December 31, 2020 and 2019, there were no assets or liabilities recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of December 31, 2020 and 2019 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	December 31,	Fair Value Measurements Using
	2020	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$297,273	$297,273	$—	$—
Restricted cash(1)	71,927	71,927	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$376,118	$369,200	$—	$6,918
Financial liabilities:
Securitization facilities	330,632	—	333,532	—
8.50% senior notes due 2024	250,000	—	247,680	—
8.50% senior notes due 2025	375,000	—	367,770	—
Total	$955,632	$—	$948,982	$—

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,	Fair Value Measurements Using
	2019	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$35,895	$35,895	$—	$—
Restricted cash(1)	45,069	45,069	—	—
Consumer loans and finance receivables (3)(4)	891,783	—	—	1,015,798
Small business loans and finance receivables (3)	170,867	—	—	171,785
Investment in unconsolidated investee (2)	6,703	—	—	6,703
Total	$1,150,317	$80,964	$—	$1,194,286
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,511	$—	$—	$1,511
Revolving line of credit	72,000	—	—	72,000
Securitization facilities	307,885	—	308,513	—
8.50% senior notes due 2024	250,000	—	238,750	—
8.50% senior notes due 2025	375,000	—	355,691	—
Total	$1,006,396	$—	$902,954	$73,511

(1)	Restricted cash includes $64.8 million and $42.4 million in assets of consolidated VIEs as of December 31, 2020 and 2019, respectively.
(2)	Investment in unconsolidated investee is included in “Other assets” in the consolidated balance sheets.
(3)	Consumer and small business loans and finance receivables are included in “Loans and finance receivables, net” in the consolidated balance sheets prior to January 1, 2020.
(4)	Consumer loans and finance receivables includes $420.7 million in net assets of consolidated VIEs as of December 31, 2019.

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

The fair values of the Company’s securitization facilities and senior notes are estimated based on quoted prices in markets that are not active, which are deemed Level 2 inputs.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2020 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework” (2013), which excluded the operations of OnDeck as noted below, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2020.

In conducting the evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2020, the Company has excluded the operations On Deck Capital, Inc. and its subsidiaries (“OnDeck”) as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission (not to extend more than one year beyond the date of the acquisition or for more than one annual reporting period). In conducting the evaluation of the effectiveness of its disclosure controls and procedures as of December 31, 2020, the Company has excluded those disclosure controls and procedures of OnDeck that are subsumed by internal control over financial reporting. The OnDeck acquisition was completed on October 13, 2020. As of and for the year ended December 31, 2020, OnDeck’s assets represented approximately 32 percent of the Company’s consolidated assets and its revenues represented approximately 5 percent of the Company’s consolidated revenues. See Note 2 in the Notes to Consolidated Financial Statements for additional details on the Company’s OnDeck acquisition and its impact on the Company’s consolidated financial statements.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Changes in Internal Control over Financial Reporting

The Company is working to integrate OnDeck into its overall internal control over financial reporting processes. Except for changes made in connection with the integration of OnDeck, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company plans to file its Proxy Statement for the 2021 Annual Meeting of Stockholders, or the Proxy Statement, within 120 days after December 31, 2020. Information required by this Item 10 relating to our directors and nominees is included under the captions “Proposal 1: Proposal to Elect Directors—Directors to be Elected by our Stockholders” and “Stockholder Proposals and Communications with our Board—Director Nominations” of our Proxy Statement and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth information, as of December 31, 2020, with respect to shares of common stock of the Company that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,372,049	$12.10	3,769,244
Equity compensation plans not approved by security holders	—	—	—
Total	4,372,049	$12.10	3,769,244

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements are filed in Item 8 of Part II of this report:

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	2.1	11/19/2014

2.2	Agreement and Plan of Merger dated as of July 28, 2020, among Enova International, Inc., Energy Merger Sub, Inc. and On Deck Capital, Inc.	8-K	001-35503	2.1	12/28/2020

3.1	Enova International, Inc. Amended and Restated Certificate of Incorporation	8-K	001-35503	3.2	11/17/2017

3.2	Enova International, Inc. Amended and Restated Bylaws	8-K	001-35503	3.1	11/17/2017

4.1	Specimen common stock certificate	10-12B	001-35503	4.1	10/2/2014

4.2	Description of the Registrant’s Securities	10-K	001-35503	4.2	2/27/2020

4.3	Indenture, dated as of September 1, 2017, by and among Enova International, Inc., each of the guarantors party thereto and Computershare Trust Company, N.A., as trustee and the Form of 8.500% Senior Note due 2024 (included as Exhibit A).	8-K	001-35503	4.1	9/8/2017

4.4	Indenture, dated as of September 19, 2018, by and among Enova International, Inc., each of the guarantors party thereto and Computershare Trust Company, N.A., as trustee and the Form of 8.500% Senior Note due 2025	10-Q	001-35503	4.1	10/31/2018

10.1	Tax Matters Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.1	11/19/2014

10.2	Enova International, Inc. 2014 Long-Term Incentive Plan*	10-Q	001-35503	10.1	11/14/2014

10.3	Enova International, Inc. First Amended and Restated 2014 Long-Term Incentive Plan*	DEF 14A	001-35503	Appendix A	4/7/2016

10.4	Enova International, Inc. Senior Executive Bonus Plan*	DEF 14A	001-35503	Appendix B	4/7/2016

10.5	Enova International, Inc. Amended and Restated Senior Executive Bonus Plan	10-Q	001-35503	10.1	7/31/2019

10.6	Enova International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective September 13, 2017*	10-Q	001-35503	10.1	11/1/2017

10.7	Enova International, Inc. Nonqualified Savings Plan*	10-12B	001-35503	10.6	7/31/2014

10.8	Form of Enova International, Inc. Severance Pay Plan for Executives*	10-12B	001-35503	10.12	10/2/2014

10.9	Form of Enova International, Inc. Senior Executive Bonus Plan*	10-12B	001-35503	10.13	10/2/2014

10.10	Summary of 2014 Terms and Conditions of the Enova International, Inc. Short-Term Incentive Plan*	10-12B	001-35503	10.14	10/2/2014

10.11	Enova International, Inc. Amended and Restated Annual Short Term Incentive Plan	10-Q	001-35503	10.2	7/31/2019

10.12	Form of Executive Change-in-Control Severance and Restrictive Covenant Agreement (Chief Executive Officer)*	8-K	001-35503	10.1	9/15/2017

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13	Form of Executive Change-in-Control Severance and Restrictive Covenant Agreement (Executive Officers other than the CEO)*	8-K	001-35503	10.2	9/15/2017

10.14	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Restricted Stock Units for Directors*	10-12B	001-35503	10.17	10/17/2014

10.15	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units (for Officers)*	10-12B	001-35503	10.18	10/17/2014

10.16	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right (for Officers)*	10-12B	001-35503	10.19	10/17/2014

10.17	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units*	10-Q	001-35503	10.2	8/11/2015

10.18	Form of Enova International, Inc. First Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units*	10-Q	001-35503	10.2	8/4/2016

10.19	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right*	10-Q	001-35503	10.3	8/11/2015

10.20	Form of Enova International, Inc. Second Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units	10-Q	001-35503	10.1	7/29/2020

10.21	Form of Enova International, Inc. Second Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right	10-Q	001-35503	10.2	7/29/2020

10.22	Offer letter dated May 19, 2016 between Enova Financial Holdings, LLC and Steven Cunningham*	10-Q	001-35503	10.1	8/4/2016

10.23	Director Appointment Agreement, dated March 30, 2016, by and among the Company, SAF Capital Management LLC and certain of its affiliates	8-K	001-35503	10.1	3/31/2016

10.24	Sale Agreement, dated December 1, 2016, by and between Enova International, Inc. and EFR 2016-2, LLC	10-K	001-35503	10.38	2/24/2017

10.25	Lease Agreement, dated July 25, 2014, between 175 Jackson L.L.C. and Enova International, Inc.	10-12B	001-35503	10.11	10/22/2014

10.26	Second Amendment to Lease Agreement, dated September 13, 2017, between 175 Jackson L.L.C. and Enova International, Inc.	10-Q	001-35503	10.2	11/1/2017

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.27	Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent Dated as of June 30, 2017(3)	10-Q	001-35503	10.1	8/2/2017

10.28	First Amendment to Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent dated as of April 13, 2018	10-Q	001-35503	10.1	8/01/2018

10.29	Second Amendment to Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent dated as of October 5, 2018	10-K	001-35503	10.27	2/27/2019

10.30	Loan and Security Agreement, dated July 23, 2018, by and between Pacific Western Bank and EFR 2018-1, LLC	10-Q	001-35503	10.1	10/31/2018

10.31	Receivables Purchase Agreement, dated July 23, 2018 by and between EFR 2018-1, LLC, as purchaser, and NetCredit Funding, LLC, as seller	10-Q	001-35503	10.2	10/31/2018

10.32	Purchase Agreement by and among Enova International, Inc., the Guarantors party thereto and Credit Suisse Securities (USA) LLC, as Representative of the Initial Purchasers listed therein, dated September 14, 2018	10-Q	001-35503	10.3	10/31/2018

10.33	Loan and Security Agreement, dated October 23, 2018, by and between Credit Suisse AG and EFR 2018-2, LLC	10-K	001-35503	10.34	2/27/2019

10.34	Loan and Security Agreement, dated February 25, 2019, by and between PCAM Credit II, LLC and EFR 2016‑2, LLC	10-Q	001-35503	10.1	5/1/2019

10.35	Third Amendment to Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent dated as of July 1, 2019	10-Q	001-35503	10.3	7/31/2019

10.36

Amendment No. 5 to Fourth Amended and Restated Credit Agreement, dated as of December 24, 2020, among Receivable Assets of OnDeck, LLC, as Borrower, the Lenders party thereto and Truist Bank, as Administrative Agent (Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.)

						X

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.37	Credit Agreement, dated as of August 8, 2018, by and among OnDeck Asset Funding II LLC, as Company, the Lenders from time to time party thereto, Ares Agent Services, L.P., as Administrative Agent and Collateral Agent, and Wells Fargo Bank, N.A., as Paying Agent.	10-Q	001-36779	10.1	11/6/2018

10.38	Temporary Waiver and Consent, dated as of May 7, 2020, by and among OnDeck Asset Funding II, LLC, On Deck Capital, Inc., the Lenders party hereto and Ares Agent Services, L.P., as Administrative Agent	10-Q	001-36779	10.2	5/11/2020

10.39	Temporary Waiver and Consent, dated as of May 14, 2020, by and among OnDeck Asset Funding II, LLC, solely with respect to Section 3, On Deck Capital, Inc., the Lenders party hereto and Ares Agent Services, L.P., as Administrative Agent	8-K	001-36779	10.2	5/15/2020

10.40	Amendment No. 1 to Credit Agreement, dated as of May 19, 2020, by and among OnDeck Asset Funding II LLC, the Lenders party hereto and Ares Agent Services, L.P. as Administrative Agent for the Lenders	8-K	001-36779	10.1	5/22/2020

10.41

Amendment No. 3 to Credit Agreement, dated as of October 2, 2020, by and among OnDeck Asset Funding II LLC, the Lenders party hereto and Ares Agent Services, L.P. as Administrative Agent for the Lenders

						X

10.42	Amended and Restated Credit Agreement, dated as of March 12, 2019, by and among Prime OnDeck Receivable Trust II, LLC, as Borrower, the Lenders party thereto from time to time, Credit Suisse, AG, New York Branch, as Administrative Agent for the Class A Lenders, and Wells Fargo Bank, N.A., as Paying Agent and as Collateral Agent.	10-Q	001-36779	10.4	5/9/2019

10.43

Omnibus Amendment No. 1 to the Amended and Restated Credit Agreement and Certain Other Credit Documents, dated as of November 15, 2019, by and among Prime OnDeck Receivable Trust II, LLC, as Borrower, On Deck Capital, Inc., as Servicer, the Lenders party thereto from time to time, Credit Suisse, AG, New York Branch, as Administrative Agent for the Class A Lenders, and Wells Fargo Bank, N.A., as Paying Agent and as Collateral Agent

						X

10.44

Consent and Omnibus Amendment No. 2 to the Amended and Restated Credit Agreement and Certain Other Credit Documents, dated as of October 6, 2020, by and among Prime OnDeck Receivable Trust II, LLC, as Borrower, On Deck Capital, Inc., as Servicer, the Lenders party thereto from time to time, Credit Suisse, AG, New York Branch, as Administrative Agent for the Class A Lenders, and Wells Fargo Bank, N.A., as Paying Agent and as Collateral Agent

						X

10.45	Lease, dated September 25, 2012, by and between the Registrant and 1400 Broadway Associates L.L.C.	S-1	001-36779	10.12	11/10/2014

10.46	Lease Modification Agreement, dated March 3, 2015, by and between Registrant and ESRT 1400 Broadway, L.P.	10-K	001-36779	10.21	3/10/2015

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
21.1	Subsidiaries of Enova International, Inc.					X

23.1	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.(1)					X(2)

101.SCH	Inline XBRL Taxonomy Extension Schema Document(1)					X(2)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)					X(2)

101.LAB	Inline XBRL Taxonomy Label Linkbase Document(1)					X(2)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)					X(2)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)					X(2)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X(2)

*	Indicates management contract or compensatory plan, contract or arrangement.

(1)

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the years ended December 31, 2020, December 31, 2019 and December 31, 2018; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, December 31, 2019 and December 31, 2018; (iv) Consolidated Statements of Stockholders’ Equity at December 31, 2020, December 31, 2019 and December 31, 2018; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, December 31, 2019 and December 31, 2018; and (vi) Notes to Consolidated Financial Statements.

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

ENOVA INTERNATIONAL, INC.

Date: February 26, 2021	By:	/s/ DAVID FISHER
David Fisher
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID FISHER	Chairman of the Board of Directors,	February 26, 2021
David Fisher	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ STEVEN CUNNINGHAM	Chief Financial Officer	February 26, 2021
Steven Cunningham	(Principal Financial Officer)

/s/ JAMES J. LEE	Chief Accounting Officer	February 26, 2021
James J. Lee	(Principal Accounting Officer)

/s/ ELLEN CARNAHAN	Director	February 26, 2021
Ellen Carnahan

/s/ DANIEL R. FEEHAN	Director	February 26, 2021
Daniel R. Feehan

/s/ WILLIAM M. GOODYEAR	Director	February 26, 2021
William M. Goodyear

/s/ JAMES A. GRAY	Director	February 26, 2021
James A. Gray

/s/ GREGG A. KAPLAN	Director	February 26, 2021
Gregg A. Kaplan

/s/ MARK MCGOWAN	Director	February 26, 2021
Mark McGowan

/s/ LINDA JOHNSON RICE	Director	February 26, 2021
Linda Johnson Rice

/s/ MARK A. TEBBE	Director	February 26, 2021
Mark A. Tebbe