Form 10-Q
period 2021-03-31
Enova International, Inc.
filed 2021-05-03
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

36,751,592 of the Registrant’s common shares, $.00001 par value, were outstanding as of April 29, 2021.

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

•	our ability to attract and retain qualified officers;
•	cyber-attacks or security breaches;
•	acts of God, war or terrorism, pandemics and other events;
•	the ability to successfully integrate newly acquired businesses into our operations;
•	interest rate and foreign currency exchange rate fluctuations;
•	changes in the capital markets, including the debt and equity markets;
•	the effect of any of the above changes on our business or the markets in which we operate;
•	the risk that the Company will not successfully integrate acquired companies or that costs associated with integration are higher than anticipated;

•	the risk that the cost savings, synergies, growth and cash flows from acquisitions will not be fully realized or will take longer to realize than expected;
•	litigation risk related to the transaction; and
•	other risks and uncertainties described herein.

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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	March 31,		December 31,
	2021	2020	2020
Assets
Cash and cash equivalents(1)	$324,328	$161,076	$297,273
Restricted cash(1)	49,879	42,742	71,927
Loans and finance receivables at fair value(1)	1,230,711	1,093,207	1,241,506
Income taxes receivable	—	35,487	—
Other receivables and prepaid expenses(1)	41,630	33,530	40,301
Property and equipment, net	78,899	56,216	79,417
Operating lease right-of-use assets	39,159	19,981	40,123
Goodwill	279,275	267,868	267,974
Intangible assets, net	41,155	1,918	26,008
Other assets(1)	48,606	21,276	43,546
Total assets	$2,133,642	$1,733,301	$2,108,075
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses(1)	$108,982	$95,893	$124,071
Operating lease liabilities	66,090	35,783	67,956
Income taxes currently payable	17,378	—	2,624
Deferred tax liabilities, net	61,070	71,679	48,129
Long-term debt(1)	874,514	1,091,732	946,461
Total liabilities	1,128,034	1,295,087	1,189,241
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 42,862,788, 36,112,268 and 41,936,784 shares issued and 36,598,693, 31,007,899 and 35,762,926 outstanding as of March 31, 2021 and 2020 and December 31, 2020, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	203,765	67,440	187,981
Retained earnings	925,386	477,082	849,466
Accumulated other comprehensive loss	(8,498)	(7,807)	(6,898)
Treasury stock, at cost (6,264,095, 5,104,369 and 6,173,858 shares as of March 31, 2021 and 2020 and December 31, 2020, respectively)	(115,787)	(98,501)	(113,201)
Total Enova International, Inc. stockholders’ equity	1,004,866	438,214	917,348
Noncontrolling interest	742	—	1,486
Total stockholders’ equity	1,005,608	438,214	918,834
Total liabilities and stockholders’ equity	$2,133,642	$1,733,301	$2,108,075

(1)	Includes amounts in wholly owned, bankruptcy-remote special purpose subsidiaries (“VIEs”) presented separately in the table below.

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

	March 31,		December 31,
	2021	2020	2020
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$1,484	$525	$420
Restricted cash	40,254	37,802	64,811
Loans and finance receivables at fair value	348,402	508,276	528,877
Other receivables and prepaid expenses	5,458	4,744	4,827
Other assets	1,062	2,333	1,639
Total assets	$396,660	$553,680	$600,574
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$2,448	$2,790	$3,056
Affiliate note payable	3,708	—	4,065
Long-term debt	154,608	371,393	329,855
Total liabilities	$160,764	$374,183	$336,976

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$259,444	$362,252
Change in Fair Value	(21,078)	(235,719)
Net Revenue	238,366	126,533
Expenses
Marketing	28,568	34,558
Operations and technology	35,627	31,266
General and administrative	44,089	27,951
Depreciation and amortization	6,627	3,670
Total Expenses	114,911	97,445
Income from Operations	123,455	29,088
Interest expense, net	(19,914)	(20,381)
Foreign currency transaction (loss) gain	(34)	41
Loss on early extinguishment of debt	(378)	—
Equity method investment income	558	—
Income before Income Taxes	103,687	8,748
Provision for income taxes	27,716	3,000
Net income from continuing operations before noncontrolling interest	75,971	5,748
Less: Net income attributable to noncontrolling interest	51	—
Net income from continuing operations	75,920	5,748
Net loss from discontinued operations	—	(288)
Net income attributable to Enova International, Inc.	$75,920	$5,460
Earnings (Loss) Per Share attributable to Enova International, Inc.:
Earnings (loss) per common share – basic:
Continuing operations	$2.10	$0.18
Discontinued operations	—	(0.01)
Earnings (loss) per common share – basic	$2.10	$0.17
Earnings (loss) per common share – diluted:
Continuing operations	$2.03	$0.18
Discontinued operations	—	(0.01)
Earnings (loss) per common share – diluted	$2.03	$0.17
Weighted average common shares outstanding:
Basic	36,109	32,337
Diluted	37,487	32,833

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income including noncontrolling interest	$75,971	$5,460
Other comprehensive loss, net of tax:
Foreign currency translation loss(1)	(1,330)	(4,741)
Ownership change in noncontrolling interest	(270)	—
Total other comprehensive loss, net of tax	(1,600)	(4,741)
Comprehensive Income	74,371	719
Net income attributable to noncontrolling interest	(51)	—
Foreign currency translation loss attributable to noncontrolling interests	(7)	—
Ownership change in noncontrolling interest	802	—
Comprehensive income attributable to the noncontrolling interest	744	—
Comprehensive income attributable to Enova International, Inc.	$75,115	$719

(1)	Net of tax benefit of $525 and $1,461 for the three months ended March 31, 2021 and 2020, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

								Total Enova
					Accumulated			International,
			Additional		Other			Inc.		Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest	Equity
Balance at December 31, 2019	35,765	$—	$63,791	$372,681	$(3,066)	(2,790)	$(56,793)	$376,613	$—	$376,613
Stock-based compensation expense	—	—	3,460	—	—	—	—	3,460	—	3,460
Shares issued for vested RSUs	331	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	16	—	189	—	—	—	—	189	—	189
Net income attributable to Enova International, Inc.	—	—	—	5,460	—	—	—	5,460	—	5,460
Foreign currency translation loss, net of tax	—	—	—	—	(4,741)	—	—	(4,741)	—	(4,741)
Purchases of treasury shares, at cost	—	—	—	—	—	(2,314)	(41,708)	(41,708)	—	(41,708)
Cumulative effect of accounting change	—	—	—	98,941	—	—	—	98,941	—	98,941
Balance at March 31, 2020	36,112	$—	$67,440	$477,082	$(7,807)	(5,104)	$(98,501)	$438,214	$—	$438,214

Balance at December 31, 2020	41,937	$—	$187,981	$849,466	$(6,898)	(6,174)	$(113,201)	$917,348	$1,486	$918,834
Stock-based compensation expense	—	—	5,804	—	—	—	—	5,804	—	5,804
Shares issued for vested RSUs	534	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	392	—	8,908	—	—	—	—	8,908	—	8,908
Net income attributable to Enova International, Inc.	—	—	—	75,920	—	—	—	75,920	—	75,920
Foreign currency translation (loss) gain, net of tax	—	—	—	—	(1,330)	—	—	(1,330)	7	(1,323)
Purchases of treasury shares, at cost	—	—	—	—	—	(90)	(2,586)	(2,586)	—	(2,586)
Ownership change in noncontrolling interest	—	—	1,072	—	(270)	—	—	802	(802)	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	.	—	51	51
Balance at March 31, 2021	42,863	$—	$203,765	$925,386	$(8,498)	(6,264)	$(115,787)	$1,004,866	$742	$1,005,608

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities
Net income before noncontrolling interest	$75,971	$5,460
Add: net loss from discontinued operations	—	288
Net income from continuing operations	75,971	5,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,627	3,670
Amortization of deferred loan costs and debt discount	1,914	1,643
Change in fair value	21,078	235,719
Stock-based compensation expense	5,804	3,460
Loss on early extinguishment of debt	378	—
Operating leases, net	(900)	(340)
Deferred income taxes, net	13,442	(3,212)
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(255)	31,686
Other receivables and prepaid expenses and other assets	550	(2,865)
Accounts payable and accrued expenses	(21,929)	(28,814)
Current income taxes	14,348	6,107
Cash flows from operating activities - continuing operations	117,028	252,802
Cash flows from operating activities - discontinued operations	—	(288)
Net cash provided by operating activities	117,028	252,514
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(444,947)	(397,460)
Loans and finance receivables repaid	435,932	219,275
Acquisitions, net of cash acquired	(28,358)	(3,597)
Purchases of property and equipment	(7,106)	(5,156)
Other investing activities	25	57
Cash flows from investing activities - continuing operations	(44,454)	(186,881)
Cash flows from investing activities - discontinued operations	—	—
Net cash used in investing activities	(44,454)	(186,881)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	102,000	100,250
Repayments under revolving line of credit	—	(67,000)
Borrowings under securitization facilities	5,161	119,200
Repayments under securitization facilities	(181,139)	(53,224)
Debt issuance costs paid	—	(372)
Proceeds from exercise of stock options	8,908	189
Treasury shares purchased	(2,586)	(41,708)
Net cash (used in) provided by financing activities	(67,656)	57,335
Effect of exchange rates on cash, cash equivalents and restricted cash	89	(114)
Net increase in cash, cash equivalents and restricted cash	5,007	122,854
Cash, cash equivalents and restricted cash at beginning of year	369,200	80,964
Cash, cash equivalents and restricted cash at end of period	$374,207	$203,818

Supplemental Disclosures
Loans and finance receivables renewed	$45,111	$22,281

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

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

On July 28, 2020, the Company and OnDeck Capital Inc. (“OnDeck”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, OnDeck and Energy Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub would merge with and into OnDeck, with OnDeck surviving as an indirect wholly owned subsidiary of the Company. On October 13, 2020, the Company and OnDeck completed the transaction following the approval of OnDeck’s stockholders and the satisfaction of all other closing conditions. The accompanying unaudited consolidated results of operations for the three months ended March 31, 2021 include the results of operations for OnDeck, affecting comparability of 2021 and 2020 amounts. The Company has performed a valuation analysis of identifiable assets acquired and liabilities assumed and allocated the aggregate purchase consideration based on the fair values of those identifiable assets and liabilities. The purchase price allocation is subject to change as the Company finalizes the analysis of the fair value at the acquisition date. The final determination of the fair value of assets acquired and liabilities assumed will be completed within the twelve month measurement period from the acquisition date as required by applicable accounting guidance. Due to the significance of the transaction, the Company may use all of this measurement period to adequately analyze and assess the fair values of assets acquired and liabilities assumed.

With the acquisition of OnDeck, the Company owns a controlling interest in On Deck Capital Australia PTY LTD (“OnDeck Australia”). The remaining interests are owned by an unrelated third party. We consolidate the financial position and results of operations of this entity under the voting interest model. The noncontrolling interest, which is presented as a separate component of consolidated equity, represents the minority owners’ proportionate share of the equity of the entity and is adjusted for the minority owners’ share of the earnings, losses, investments and distributions.

The consolidated financial statements presented as of March 31, 2021 and 2020 and for the three-month periods ended March 31, 2021 and 2020 are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results for such interim periods. Operating results for the three-month period are not necessarily indicative of the results that may be expected for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current year presentation. With the acquisition of OnDeck, small business loans comprise a significantly larger portion of the Company’s overall loan portfolio. Where presented on a disaggregated basis, loans and finance receivables that were previously grouped as line of credit accounts and installment loans and RPAs, are now grouped at the consumer and small business levels as management has deemed these groupings to be more meaningful to users of the financial statements.

These consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 and related notes, which are included on Form 10-K filed with the SEC on February 26, 2021.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Discontinued Operations

Beginning in 2007, the Company provided services in the United Kingdom under various brands, including QuickQuid, Pounds to Pocket and On Stride. Due in part to the level of claim and legal settlement costs incurred in conducting our U.K. business and unsuccessful discussions with U.K regulators, on October 24, 2019, the Company announced its intent to exit the U.K. market. On October 25, 2019, Grant Thornton LLP, a licensed U.K. insolvency practitioner, was appointed as administrators (“Administrators”) to take control of management of the U.K. businesses. The effect of the U.K. businesses’ entry into administration was to place their management, affairs, business and property under the direct control of the Administrators. During the three months ended March 31, 2020 the Company recorded an impairment charge of $0.4 million ($0.3 million net of taxes) to write down a receivable on certain expenses incurred by the Company prior to administration that were deemed non-reimbursable by the Administrators.

The Company entered into a service agreement with the Administrators under which the Company provides certain administrative, technical and other services in exchange for compensation by the Administrators. The agreement is scheduled to expire July 8, 2021 but with options to extend the term for three-month periods. During the three months ended March 31, 2021 and 2020, the Company recorded $0.7 million and $1.9 million, respectively, in revenue related to these services. As of March 31, 2021 and 2020 and December 31, 2020, the Administrators owed the Company $1.2 million, $1.0 million and $0.9 million, respectively, related to services provided.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	March 31,
	2021	2020
Cash and cash equivalents	$324,328	$161,076
Restricted cash	49,879	42,742
Total cash, cash equivalents and restricted cash	$374,207	$203,818

Loans and Finance Receivables

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

Current and Delinquent Loans and Finance Receivables

The Company classifies its loans and finance receivables as either current or delinquent. Excluding OnDeck loans and finance receivables, when a customer does not make a scheduled payment as of the due date, that payment is considered delinquent, and the remainder of the receivable balance is considered current. If the customer does not make two consecutive payments, the entire account or loan is classified as delinquent and placed on a non-accrual status. For the OnDeck portfolio, a loan is considered to be delinquent when the scheduled payments are one day past due. Loans are placed in nonaccrual status and the accrual of interest income is stopped on loans that are delinquent and non-paying. Loans are returned to accrual status if they are brought to non-delinquent status or have performed in accordance with the contractual terms for a reasonable period of time and, in the Company’s judgment, will continue to make periodic principal and interest payments as scheduled. The Company allows for normal payment processing time before considering a loan delinquent but does not provide for any additional grace period.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Marketing Expenses

Marketing expenses consist of digital costs, lead purchase costs and offline marketing costs such as television and direct mail advertising. All marketing expenses are expensed as incurred.

Equity Method Investments

With the acquisition of OnDeck, as discussed in Note 2, the Company records its interest in On Deck Capital Canada Holdings, Inc. (“OnDeck Canada”) under the equity method of accounting. As of March 31, 2021 and December 31, 2020, the carrying value of the Company’s investment in OnDeck Canada was $11.4 and $10.5 million, respectively, which the Company has included in “Other assets” on the consolidated balance sheets.

On February 24, 2021 the Company contributed the platform-as-service business assumed in the OnDeck acquisition to Linear Financial Technologies Holding LLC (“Linear”) in exchange for ownership units in that entity. The Company records its interest in Linear under the equity method of accounting. As of March 31, 2021, the carrying value of the Company’s investment in Linear was $6.8 million, which the Company has included in “Other assets” on the consolidated balance sheets.

Equity method income has been included in “Equity method investment income” in the consolidated income statements.

Variable Interest Entities

As part of the Company’s overall funding strategy and as part of its efforts to support its liquidity from varying sources, the Company has established a securitization program through several securitization facilities. The Company transfers certain loan receivables to VIEs, which issue notes backed by the underlying loan receivables and are serviced by another wholly-owned subsidiary of the Company. The cash flows from the loans held by the VIEs are used to repay obligations under the notes.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Adopted Accounting Standards

In November 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also clarifying and amending existing guidance to improve consistent application. ASU 2019-12 is effective in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of ASU 2019-12 as of January 1, 2021 did not have a material effect on the Company’s consolidated financial statements.

2.	Acquisitions

On July 28, 2020, the Company and OnDeck entered into an Agreement and Plan of Merger among the Company, OnDeck and Energy Merger Sub, Inc., a wholly owned subsidiary of the Company, pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Energy Merger Sub, Inc. would merge with and into OnDeck, with OnDeck surviving as an indirect wholly owned subsidiary of the Company. On October 13, 2020, the Company and OnDeck completed the transaction following the approval of OnDeck’s stockholders and the satisfaction of all other closing conditions. The acquisition increases the scale and portfolio diversification of the Company. OnDeck offers a range of term loans and lines of credit customized for the needs of small business owners.

Under the terms of the transaction, each holder of OnDeck common stock received $0.12 per share in cash and a fixed exchange ratio of 0.092 shares of the Company’s common stock for each OnDeck share they owned as of the acquisition date. As a result, the Company issued 5.6 million shares of common stock to OnDeck stockholders. Based on the closing share price of the Company as of October 12, 2020 of $18.74, the value of Company common stock and cash provided in exchange for OnDeck common stock was $111.5 million. In addition to the exchange of common stock, the consideration transferred also included the cancellation or replacement of certain equity awards of OnDeck employees in effect prior to the transaction valued at approximately $4.2 million. For additional information, see “Note 2. Acquisitions” of the Annual Report on Form 10-K for the year ended December 31, 2020.

On March 19, 2021, the Company completed the purchase of Pangea Universal Holdings, Inc. (“PUH”), a Chicago-based payments platform offering mobile international money transfer services. In accordance with the terms of the transaction, PUH was merged into Pangea Transfer Company, LLC (“Pangea”) with the separate corporate existence of PUH thereupon ceasing and Pangea continuing as the surviving, wholly-owned subsidiary of the Company. Pangea serves the international money transfer market with a focus on Latin America and Asia. Customers have the option to transfer funds directly into bank accounts or have cash picked up from partners in minutes. The total consideration of $32.9 million consists of $30.0 million in cash and $2.9 million in loan forgiveness. The preliminary allocation of the purchase consideration includes $19.8 million and $11.3 million of intangible assets and goodwill, respectively, with all other assets acquired and liabilities assumed being nominal. The Company has not yet completed the process of estimating the fair value of assets acquired and liabilities assumed, including, but not limited to, intangible assets, certain tax-related balances and certain other assets and liabilities. The purchase price allocation is subject to change as the Company finalizes the analysis of the fair value as of the acquisition date. The final determination of the fair value of assets acquired and liabilities assumed will be completed within the twelve-month measurement period from the acquisition date as required by applicable accounting guidance.

The operating results of Pangea are included in, but not material to, the Company’s consolidated financial statements from the date of acquisition.

3.	Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three months ended March 31, 2021 and 2020 was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2021	2020
Consumer loans and finance receivables revenue	$181,737	$335,900
Small business loans and finance receivables revenue	75,560	23,906
Total loans and finance receivables revenue	257,297	359,806
Other	2,147	2,446
Total revenue	$259,444	$362,252

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans and Finance Receivables at Fair Value

The components of Company-owned loans and finance receivables at March 31, 2021 and 2020 and December 31, 2020 were as follows (dollars in thousands):

	As of March 31, 2021
		Small
	Consumer	Business	Total
Principal balance - accrual	$493,553	$668,955	$1,162,508
Principal balance - non-accrual	29,617	27,723	57,340
Total principal balance	523,170	696,678	1,219,848

Loans and finance receivables at fair value - accrual	577,999	636,953	1,214,952
Loans and finance receivables at fair value - non-accrual	3,399	12,360	15,759
Loans and finance receivables at fair value	581,398	649,313	1,230,711
Difference between principal balance and fair value	$58,228	$(47,365)	$10,863

	As of March 31, 2020
		Small
	Consumer	Business	Total
Principal balance - accrual	$801,084	$179,576	$980,660
Principal balance - non-accrual	76,419	4,329	80,748
Total principal balance	877,503	183,905	1,061,408

Loans and finance receivables at fair value - accrual	899,808	175,096	1,074,904
Loans and finance receivables at fair value - non-accrual	17,414	889	18,303
Loans and finance receivables at fair value	$917,222	$175,985	$1,093,207
Difference between principal balance and fair value	$39,719	$(7,920)	$31,799

	As of December 31, 2020
		Small
	Consumer	Business	Total
Principal balance - accrual	$547,015	$634,476	$1,181,491
Principal balance - non-accrual	29,389	52,254	81,643
Total principal balance	576,404	686,730	1,263,134

Loans and finance receivables at fair value - accrual	621,257	592,654	1,213,911
Loans and finance receivables at fair value - non-accrual	3,962	23,633	27,595
Loans and finance receivables at fair value	$625,219	$616,287	$1,241,506
Difference between principal balance and fair value	$48,815	$(70,443)	$(21,628)

As of March 31, 2021 and December 31, 2020, the aggregate fair value of loans and finance receivables that were 90 days or more past due was $7.2 million and $14.3 million, respectively, of which, $7.0 million and $14.1 million, respectively, was in non-accrual status. The aggregate unpaid principal balance for loans and finance receivables that were 90 days or more past due was $13.7 million and $33.9 million, respectively. There were no loans and finance receivables that were 90 days or more past due as of March 31, 2020.

Changes in the fair value of Company-owned loans and finance receivables during the three months ended March 31, 2021 were as follows (dollars in thousands):

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31, 2021
		Small
	Consumer	Business	Total
Balance at beginning of period	$625,219	$616,287	$1,241,506
Originations or acquisitions	167,947	322,111	490,058
Interest and fees(1)	181,737	75,560	257,297
Repayments	(367,075)	(369,212)	(736,287)
Charge-offs, net(2)	(36,408)	(18,042)	(54,450)
Net change in fair value(2)	10,335	23,037	33,372
Effect of foreign currency translation	(357)	(428)	(785)
Balance at end of period	$581,398	$649,313	$1,230,711

	Three Months Ended March 31, 2020
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,015,798	$171,785	$1,187,583
Originations or acquisitions	343,306	76,435	419,741
Interest and fees(1)	335,900	23,906	359,806
Repayments	(563,835)	(71,147)	(634,982)
Charge-offs, net(2)	(191,306)	(11,918)	(203,224)
Net change in fair value(2)	(19,419)	(13,076)	(32,495)
Effect of foreign currency translation	(3,222)	—	(3,222)
Balance at end of period	$917,222	$175,985	$1,093,207

(1)	Included in “Revenue” in the consolidated statements of income.
(2)	Included in “Change in Fair Value” in the consolidated statements of income.

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for consumer loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of March 31, 2021 and 2020 and December 31, 2020 the consumer loans guaranteed by the Company had an estimated fair value of $7.2 million, $12.4 million and $10.3 million, respectively and an outstanding principal balance of $5.7 million, $10.3 million and $8.8 million, respectively. As of March 31, 2021 and 2020 and December 31, 2020, the amount of consumer loans, including principal, fees and interest, guaranteed by the Company were $6.8 million, $11.8 million and $10.2 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	Long-term debt

The Company’s long-term debt instruments and balances outstanding as of March 31, 2021 and 2020 and December 31, 2020 were as follows (dollars in thousands):

			Weighted			Outstanding
			average	Borrowing		March 31,		December 31,
	Maturity date		interest rate(8)	capacity		2021	2020	2020
Funding Debt:
2018-1 Securitization Facility	July 2023	(1)	5.00%	$150,000		$32,774	$52,000	$39,901
2018-2 Securitization Facility	October 2022	(2)	3.87%	26,850		26,850	110,000	49,519
2019-1 Securitization Facility	February 2022	(3)	—	—		—	50,000	30,000
2018-A Notes	May 2026		7.37%	13,138		13,138	34,078	18,140
2019-A Notes	June 2026		6.61%	55,252		55,252	127,798	68,782
OnDeck Account Receivables Trust 2013-1	May 2021	(4)	—	—		—	—	29,728
Receivable Assets of OnDeck	December 2023	(5)	2.62%	100,000		—	—	22,915
OnDeck Asset Funding II	August 2022	(6)	3.12%	175,000		2,605	—	52,773
Other funding debt(9)	Various	(7)	4.54%	61,218		24,682	—	19,885
Total funding debt			5.50%	$581,458		$155,301	$373,876	$331,643
Corporate Debt:
8.50% Senior Notes Due 2024	September 2024		8.50%	$250,000		$250,000	$250,000	$250,000
8.50% Senior Notes Due 2025	September 2025		8.50%	375,000		375,000	375,000	375,000
Revolving line of credit	June 2022		4.25%	125,000	(10)	102,000	105,250	—
Other corporate debt	April 2022		1.00%	795		795	—	—
Total corporate debt			7.90%	$750,795		$727,795	$730,250	$625,000
Less: Long-term debt issuance costs						$(8,316)	$(12,382)	$(9,171)
Less: Debt discounts						(266)	(12)	(1,011)
Total long-term debt						$874,514	$1,091,732	$946,461

(1)	The period during which new borrowings may be made under this facility expires in July 2021.
(2)	The period during which new borrowings may be made under this facility expired in October 2020.
(3)	The period during which new borrowings may be made under this facility expired in February 2021. This facility was repaid and terminated on February 25, 2021.
(4)	The period during which new borrowings may be made under this facility expired in October 2020. This facility was repaid and terminated on February 19, 2021.
(5)	The period during which new borrowings may be made under this facility expires in December 2022.
(6)	The period during which new borrowings may be made under this facility expires in August 2021.
(7)	The periods during which new borrowings may be made under the various agreements expire between June 2021 and March 2024. Maturity dates range from December 2021 through March 2024.
(8)

The weighted average interest rate is determined based on the rates and principal balances on March 31, 2021. It does not include the impact of the amortization of deferred loan origination costs or debt discounts associated with OnDeck purchase accounting.

(9)

These debt facilities support our operations in Australia and are denominated in Australian dollars. The total local currency borrowing capacity is AU$80.6 million, of which there is AU$32.5 million in principal outstanding at March 31, 2021.

(10)	We had an outstanding letter of credit under the Revolving line of credit of $0.5 million, $1.0 million and $1.0 million as of March 31, 2021 and 2020 and December 31, 2020, respectively.

Weighted average interest rates on long-term debt were 8.61% and 8.15% during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and 2020 and December 31, 2020, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Recent Amendments to Debt Facilities

On March 31, 2021, OnDeck Asset Funding II, LLC (“ODAF II”), a wholly-owned subsidiary of the Company, amended (the “ODAF II Amendment”) its asset-backed revolving debt facility (the “ODAF II Facility”) to modify the Credit Agreement, dated as of August 8, 2018, by and among ODAF II, as Borrower, the Lenders party thereto from time to time, Ares Agent Services, L.P., as Administrative Agent and Collateral Agent, and Wells Fargo Bank, N.A, as Paying Agent. The ODAF II Amendment extends the period during which an Enova Merger Change of Control (as defined in the ODAF II Facility) will not trigger any amortization event under the ODAF II Facility through June 30, 2021, and makes certain technical, definitional, conforming and other changes.

5.	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2021 was 26.7%, compared to 34.3% for the three months ended March 31, 2020. The decrease is primarily attributable to the significant increase in book operating income as compared to the prior year quarter and a lesser rate impact attributable to nondeductible executive and stock compensation and other nondeductible expenses.

As of March 31, 2021, the balance of unrecognized tax benefits was $38.6 million, which is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, $10.9 million of which, if recognized, would favorably affect the effective tax rate in the period of recognition. The Company had $53.5 million and $39.0 million of unrecognized tax benefits as of March 31, 2020 and December 31, 2020, respectively. The Company believes that it has adequately accounted for any material tax uncertainties in its existing reserves for all open tax years.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The Company deferred the timing of federal tax estimates and payroll taxes as permitted by the CARES Act and has availed itself of net operating loss carryback provisions.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three months ended March 31, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net income from continuing operations	$75,920	$5,748
Net loss from discontinued operations	—	(288)
Net income	$75,920	$5,460
Denominator:
Total weighted average basic shares	36,109	32,337
Shares applicable to stock-based compensation	1,378	496
Total weighted average diluted shares	37,487	32,833
Earnings per common share – basic:
Continuing operations	$2.10	$0.18
Discontinued operations	—	(0.01)
Earnings per common share – basic	$2.10	$0.17
Earnings per common share – diluted:
Continuing operations	$2.03	$0.18
Discontinued operations	—	(0.01)
Earnings per common share – diluted	$2.03	$0.17

For the three months ended March 31, 2021 and 2020, 20,945 and 1,757,937 shares of common stock underlying stock options, respectively, and 80,047 and 351,368 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

7.	Operating Segment Information

The Company provides online financial services to non-prime credit consumers and small businesses in the United States, Australia and Brazil and has one reportable segment. The Company has aggregated all components of its business into a single operating segment based on the similarities of the economic characteristics, the nature of the products and services, the nature of the production and distribution methods, the shared technology platforms, the type of customer and the nature of the regulatory environment.

Geographic Information

The following table presents the Company’s revenue by geographic region for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended
	March 31,
	2021	2020
Revenue
United States	$254,866	$357,716
Other international countries	4,578	4,536
Total revenue	$259,444	$362,252

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $78.9 million, $56.2 million and $79.4 million at March 31, 2021 and 2020 and December 31, 2020, respectively. The operations for the Company’s businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

8.	Commitments and Contingencies

Litigation

On April 23, 2018, the Commonwealth of Virginia, through Attorney General Mark R. Herring, filed a lawsuit in the Circuit Court for the County of Fairfax, Virginia against NC Financial Solutions of Utah, LLC (“NC Utah”), a subsidiary of the Company. The lawsuit

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

alleges violations of the Virginia Consumer Protection Act (“VCPA”) relating to NC Utah’s communications with customers, collections of certain payments, its loan agreements, and the rates it charged to Virginia borrowers. The plaintiff sought to enjoin NC Utah from continuing its then-existing lending practices in Virginia, and still seeks restitution, civil penalties, and costs and expenses in connection with the same. Due to a change in the law, NC Utah no longer lends to Virginia residents and the injunctive remedies sought against NC Utah’s lending practices are no longer applicable. Neither the likelihood of an unfavorable decision nor the ultimate liability, if any, with respect to this matter can be determined at this time, and the Company is currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, Contingencies–Loss Contingencies–Glossary, for this litigation. The Company carefully considered applicable Virginia law before NC Utah began lending in Virginia and, as a result, believes that the Plaintiff’s claims in the complaint are without merit and intends to vigorously defend this lawsuit.

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

With the acquisition of OnDeck, the Company records its interest in OnDeck Canada under the equity method of accounting; as such, OnDeck Canada is deemed a related party. As of March 31, 2021 and December 31, 2020, the Company had a due from affiliate balance of $1.1 million and $1.2 million, respectively, related to OnDeck Canada that is primarily the result of labor and software charges from people and technology assets at the OnDeck parent company.

On February 24, 2021 the Company contributed the platform-as-service business assumed in the OnDeck acquisition to Linear in exchange for ownership units in that entity. The Company records its interest in Linear under the equity method of accounting. As of March 31, 2021 the Company had a due to affiliate balance of $3.0 million to Linear that is primarily comprised of the remaining balances associated with the contribution and exchange.

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

During the three months ended March 31, 2021 and 2020, there were no transfers of assets or liabilities in or out of Level 1, Level 2 or Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and 2020 and December 31, 2020 are as follows (dollars in thousands):

	March 31,	Fair Value Measurements Using
	2021	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$581,398	$—	$—	$581,398
Small business loans and finance receivables(1)(2)	649,313	—	—	649,313
Non-qualified savings plan assets(3)	4,839	4,839	—	—
Investment in trading security(4)	17,634	17,634	—	—
Total	$1,253,184	$22,473	$—	$1,230,711

	March 31,	Fair Value Measurements Using
	2020	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$917,222	$—	$—	$917,222
Small business loans and finance receivables(1)	175,985	—	—	175,985
Non-qualified savings plan assets(3)	2,989	2,989	—	—
Investment in trading security(4)	9,729	9,729	—	—
Total	$1,105,925	$12,718	$—	$1,093,207

	December 31,	Fair Value Measurements Using
	2020	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$625,219	$—	$—	$625,219
Small business loans and finance receivables(1)(2)	616,287	—	—	616,287
Non-qualified savings plan assets(3)	3,972	3,972	—	—
Investment in trading security(4)	19,273	19,273	—	—
Total	$1,264,751	$23,245	$—	$1,241,506

(1)	Consumer and small business loans and finance receivables are included in “Loans and finance receivables at fair value” in the consolidated balance sheets.
(2)

Consumer loans and finance receivables include $213.4 million, $508.3 million and $277.6 million in assets of consolidated VIEs as of March 31, 2021 and 2020 and December 31, 2020, respectively. Small business loans and finance receivables include $135.0 million and $251.3 million in assets of consolidated VIEs as of March 31, 2021 and December 31, 2020, respectively.

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

The Company primarily estimates the fair value of its loan and finance receivables portfolio using discounted cash flow models that have been internally developed. The models use inputs, such as estimated losses, prepayments, utilization rates, servicing costs and discount rates, that are unobservable but reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value. Certain unobservable inputs may, in isolation, have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. An increase to the net loss rate, prepayment rate, servicing cost, or discount rate would decrease the fair value of the Company’s loans and finance receivables. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

The fair value of the nonqualified savings plan assets was deemed Level 1 as they are publicly traded equity securities for which market prices of identical assets are readily observable.

The fair value of the investment in trading security was deemed Level 1 as it is a publicly traded fund with active market pricing that is readily available.

The Company had no liabilities measured at fair value on a recurring basis as of March 31, 2021 and 2020 and December 31, 2020.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At March 31, 2021 and 2020 and December 31, 2020, there were no assets or liabilities recorded at fair value on a non-recurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of March 31, 2021 and 2020 and December 31, 2020 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	March 31,	Fair Value Measurements Using
	2021	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$324,328	$324,328	$—	$—
Restricted cash (1)	49,879	49,879	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$381,125	$374,207	$—	$6,918
Financial liabilities:
Revolving line of credit	$102,000	$—	$—	$102,000
Securitization notes	155,035	—	156,584	—
8.50% senior notes due 2024	250,000	—	256,655	—
8.50% senior notes due 2025	375,000	—	389,940	—
Other long-term debt	795	—	—	795
Total	$882,830	$—	$803,179	$102,795

	Balance at
	March 31,	Fair Value Measurements Using
	2020	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$161,076	$161,076	$—	$—
Restricted cash (1)	42,742	42,742	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$210,736	$203,818	$—	$6,918
Financial liabilities:
Revolving line of credit	$105,250	$—	$—	$105,250
Securitization notes	373,864	—	358,465	—
8.50% senior notes due 2024	250,000	—	216,225	—
8.50% senior notes due 2025	375,000	—	315,926	—
Total	$1,104,114	$—	$890,616	$105,250

	Balance at
	December 31,	Fair Value Measurements Using
	2020	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$297,273	$297,273	$—	$—
Restricted cash (1)	71,927	71,927	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$376,118	$369,200	$—	$6,918
Financial liabilities:
Revolving line of credit	$—	$—	$—	$—
Securitization notes	330,632	—	333,532	—
8.50% senior notes due 2024	250,000	—	247,680	—
8.50% senior notes due 2025	375,000	—	367,770	—
Total	$955,632	$—	$948,982	$—

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Restricted cash includes $40.3 million, $37.8 million and $64.8 million in assets of consolidated VIEs as of March 31, 2021 and 2020 and December 31, 2020, respectively.
(2)	Investment in unconsolidated investee is included in “Other assets” in the consolidated balance sheets.

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

The following discussion of financial condition, results of operations, liquidity and capital resources and certain factors that may affect future results, including economic and industry-wide factors, of Enova International, Inc. and its subsidiaries should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services. In 2020, we extended approximately $1.2 billion in credit or financing to borrowers and for the three months ended March 31, 2021, we extended approximately $0.5 billion in credit or financing to borrowers. As of March 31, 2021, we offered or arranged loans or draws on lines of credit to consumers in 38 states in the United States and Brazil. We also offered financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through March 31, 2021, we have completed over 53.6 million customer transactions and collected more than 49 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include installment loans and receivables purchase agreements (“RPAs”) and line of credit accounts.

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

Our flexible and scalable technology platform allows us to process and complete customers’ transactions quickly and efficiently. In 2020, we processed approximately 2.0 million transactions, and we continue to grow our loans and finance receivable portfolios and increase the number of customers we serve through desktop, tablet and mobile platforms. Our highly customizable technology platform allows us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In 2012, we launched a new product in the United States designed to serve near-prime customers. In June 2014, we launched our business in Brazil, where we arrange financing for borrowers through a third-party lender. In addition, in July 2014, we introduced a new line of credit product in the United States to serve the needs of small businesses. In June 2015, we further expanded our product offering by acquiring certain assets of a company that provides financing and installment loans to small businesses by offering RPAs. In January 2020, we acquired Cumulus Funding, Inc. (doing business as Align, “Align”), which offers income share agreements to U.S. consumers with repayment rates based on a percentage of customers’ income. In October 2020, we acquired, through a merger, On Deck Capital Inc. (“OnDeck”), a small business lending company offering lending and funding solutions to small businesses in the U.S., Australia and Canada, to expand our small business offerings. In March 2021, we acquired Pangea Universal Holdings (“Pangea”), which provides mobile international money transfer services to customers in the U.S with a focus on Latin America and Asia. These new products have allowed us to further diversify our product offerings and customer base.

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

•

Installment loans. Installment loans include longer-term loans that require the outstanding principal balance to be paid down in multiple installments and shorter-term single payment loans. Our installment loans are either written directly by us, purchased as part of our Banking Programs as discussed below, or are those that we arrange and guarantee as part of our credit services organization and credit access business programs, which we refer to as our CSO programs. We offer, or arrange through CSO programs, multi- or single-payment unsecured consumer loan products in 38 states in the United States and small business installment loans in 47 states and in Washington D.C. We also offer or arrange multi-payment unsecured consumer installment loan products in Brazil and small business installment loan products in Australia and Canada. Terms for our installment loan products range between two and 60 months, and single-pay consumer loans generally have terms of seven to 90 days. Loans may be repaid early at any time with no additional prepayment charges.

•

Line of credit accounts. We directly offer, or purchase a participation interest in receivables through our Bank Programs, new consumer line of credit accounts in 38 states (and continue to service existing line of credit accounts in one additional state) in the United States and business line of credit accounts in 47 states and in Washington D.C. in the United States, which allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with the terms of the line of credit account. We also offer small business line of credit accounts in Canada. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit.

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

•

Income share agreements. Under income share agreements, consumers receive funds in exchange for a percentage of their future income for a set period of time. Unlike a loan, which is a commitment to repay principal and interest and/or fees, with income share structures, payments are based on the consumer’s income and can go all the way to zero if, among other things, the consumer becomes unemployed. We believe the income share agreement product to be promising but is still a nascent offering for us.

•

CSO Programs. We currently operate a CSO program in Texas. Through CSO programs, we provide services related to third-party lenders’ multi- and single-pay installment consumer loan products by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under our CSO program include credit-related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents (“CSO loans”). When a consumer executes an agreement with us under our CSO program, we agree, for a fee payable to us by the consumer, to provide certain services, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. For CSO loans, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. We, in turn, are responsible for assessing whether or not we will guarantee such loan. The guarantee represents an obligation to purchase specific single-payment loans, which for our CSO program, generally have terms of less than 90 days, and specific installment loans, which have terms of four to 12 months, if they go into default.

•

Bank program. The Company operates a program with a bank to provide marketing services and loan servicing for near-prime unsecured consumer installment loans and, beginning in January 2021, line of credit accounts. Under the program, the Company receives marketing and servicing fees while the bank receives an origination fee. The bank has the ability to sell and the Company has the option, but not the requirement, to purchase the loans the bank originates and, in the case of line of credit accounts, a participation interest in the receivables from draws on those accounts. The Company does not guarantee the performance of the loans and line of credit accounts originated by the bank. As part of the OnDeck business both prior and subsequent to Enova’s acquisition, OnDeck operates a program with a separate bank to provide marketing services and loan servicing for small business installment loans and line of credit accounts. Under the OnDeck program, the Company receives marketing fees while the bank receives origination fees and certain program fees. The bank has the ability to sell and the Company has the option, but not the requirement, to purchase the installment loans the bank originates and, in the case of line of credit accounts, extensions under those line of credit accounts. The Company does not guarantee the performance of the loans or line of credit accounts originated by the bank.

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

•

Money transfer business. Through the acquisition of Pangea, we operate a money transfer platform that allows customers to send money from the United States to Mexico, other Latin American countries and Asia. The customer pays us in U.S. dollars (“USD”), and we then make local currency available to the intended recipient of the transfer in one of many termination countries. Our revenue model includes a fee per transfer and an exchange rate spread. Our customers can access our proprietary platform via the website, Android app, or iOS (Apple) app.

OUR MARKETS

We currently provide our services in the following countries:

•

United States. We began our online business in the United States in May 2004. As of March 31, 2021, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, OnDeck at www.ondeck.com, Headway Capital at www.headwaycapital.com, The Business Backer at www.businessbacker.com, Align at www.helloalign.com and Pangea at www.pangeamoneytransfer.com.

•

Brazil. In June 2014, we launched our business in Brazil under the name Simplic at www.simplic.com.br, where we arrange installment loans for a third-party lender. We plan to continue to invest in and expand our financial services program in Brazil.

•	Australia. As part of our acquisition of OnDeck in October 2020, we offer installment loans to small businesses in Australia through a majority-owned subsidiary.
•

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

Illinois SB 1792

On March 23, 2021, the Economic Equity Act (“EEA”) became effective in Illinois. The EEA implements a 36% rate cap on all consumer lending, with the APR calculated consistent with the Military Lending Act’s Military Annual Percentage Rate. The EEA applies to consumer loans originated on or after the effective date. In addition, the EEA provides for the application of a predominant economic interest test for bank service arrangements. Pursuant to the economic interest test, a broker or service with a predominant economic interest in a loan is considered to be the “true lender” for purposes of applying the EEA and the 36% rate cap.

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

From a loan valuation perspective, the COVID-19 pandemic significantly increases the potential variability of our expected cash flows. We deemed it appropriate to increase the discount rate to capture the increase in potential volatility in expected cash flows due to the unprecedented nature of this pandemic and governmental response. As of March 31, 2020, after adjusting the discount rate for the decrease in underling interest rates, we increased the rate by 500 basis points based on what we deemed a market participant would require to assume the additional risk. Consequently, the associated fair values of these loans were adjusted lower as part of the standard process in our internally-developed valuation models. These rates remained consistent for the remainder of 2020. During the current quarter, we noted a tightening of credit spreads in observable pricing in the market; as such, we reduced the discount rate used in our valuations as of March 31, 2021 by 100 basis points. Our discount rates are still higher than those used immediately prior to the

COVID-19 pandemic, which we believe is representative of what a market participant would use due to the continued high level of risk and potential volatility.

The number of loans with payment deferrals or other modifications increased meaningfully toward the end of the first quarter and into the second quarter of 2020. These requests for deferrals and modifications decreased meaningfully over the remainder of 2020 and into 2021. Since the beginning of the pandemic, we have assessed performance of borrowers that had elected to defer or modify loan payments during the pandemic. As of March 31, 2021, our collection data does not appear to indicate increased risk with these borrowers. As modifications and deferrals do not appear to be a strong indicator of future activity, we did not make an adjustment to the fair value of these loans at March 31, 2021 based on current or past modification or deferral.

After seeing increases in delinquency and charge-offs early in the pandemic, we experienced significant improvements to these metrics over the remainder of 2020 and into 2021. Both delinquencies and charge-offs in the first quarter of 2021 are below the pre-COVID period. The U.S. government passed additional stimulus packages in December 2020 and March 2021, which included stimulus checks to consumers and additional funding into the Paycheck Protection Program (“PPP”) for businesses. Positive COVID-19 test counts generally decreased across the current quarter as vaccine distribution accelerated. However, the momentum slowed and reversed by the end of March, causing significant concern among public health officials and governmental bodies. Questions on the efficacy of the vaccines in use against new variants of COVID-19 were increasing. In evaluating inputs to our valuation models as of March 31, 2021, we noted that delinquencies and charge-off experience were low, both of which were likely to have been favorably impacted by governmental stimulus efforts. Future stimulus is uncertain and, if not provided at the same levels or at all, could cause future behavior to deviate from past performance. Similar to our loan valuations at December 31, 2020, management concluded that the probability of future charge-offs was higher than what we had experienced in the past and, therefore, increased anticipated charge-offs in our fair value models, which reduced the fair value of our portfolio at March 31, 2021. We deemed the resulting fair value to be an appropriate market-based exit price that considers current market conditions at March 31, 2021.

We continue to closely monitor this pandemic and expect to make future changes to respond to the situation as it continues to evolve.

HIGHLIGHTS

Our financial results for the three-month period ended March 31, 2021, or the current quarter, are summarized below.

•	Consolidated total revenue decreased $102.8 million, or 28.4%, to $259.4 million in the current quarter compared to $362.2 million for the three months ended March 31, 2020, or the prior year quarter.
•	Consolidated net revenue was $238.4 million compared to $126.5 million in the prior year quarter.
•	Consolidated income from operations increased $94.4 million, or 324.4%, to $123.5 million in the current quarter, compared to $29.1 million in the prior year quarter.
•

Consolidated net income was $75.9 million in the current quarter compared to $5.5 million in the prior year quarter. Consolidated diluted income per share was $2.03 in the current quarter compared to $0.17 in the prior year quarter.

OVERVIEW

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Revenue
Loans and finance receivables revenue	$257,297	$359,806
Other	2,147	2,446
Total Revenue	259,444	362,252
Change in Fair Value	(21,078)	(235,719)
Net Revenue	238,366	126,533
Expenses
Marketing	28,568	34,558
Operations and technology	35,627	31,266
General and administrative	44,089	27,951
Depreciation and amortization	6,627	3,670
Total Expenses	114,911	97,445
Income from Operations	123,455	29,088
Interest expense, net	(19,914)	(20,381)
Foreign currency transaction (loss) gain	(34)	41
Loss on early extinguishment of debt	(378)	—
Equity method investment income	558	—
Income before Income Taxes	103,687	8,748
Provision for income taxes	27,716	3,000
Net income from continuing operations before noncontrolling interest	75,971	5,748
Less: Net income attributable to noncontrolling interest	51	—
Net income from continuing operations	75,920	5,748
Net loss from discontinued operations	—	(288)
Net income attributable to Enova International, Inc.	$75,920	$5,460
Earnings (Loss) Per Share attributable to Enova International, Inc.:
Earnings (loss) per common share - diluted:
Continuing operations	$2.03	$0.18
Discontinued operations	—	(0.01)
Total earnings (loss) common share - diluted	$2.03	$0.17

Revenue
Loans and finance receivables revenue	99.2%	99.3%
Other	0.8	0.7
Total Revenue	100.0	100.0
Change in Fair Value	(8.1)	(65.1)
Net Revenue	91.9	34.9
Expenses
Marketing	11.0	9.6
Operations and technology	13.7	8.6
General and administrative	17.0	7.7
Depreciation and amortization	2.6	1.0
Total Expenses	44.3	26.9
Income from Operations	47.6	8.0
Interest expense, net	(7.7)	(5.6)
Foreign currency transaction (loss) gain	—	—
Loss on early extinguishment of debt	(0.1)	—
Equity method investment income	0.2	—
Income before Income Taxes	40.0	2.4
Provision for income taxes	10.7	0.8
Net income from continuing operations before noncontrolling interest	29.3	1.6
Less: Net income attributable to noncontrolling interest	—	—
Net income from continuing operations	29.3	1.6
Net loss from discontinued operations	—	(0.1)
Net income attributable to Enova International, Inc.	29.3%	1.5%

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures (in thousands, except per share data):

	Three Months Ended
	March 31,
	2021	2020
Net income from continuing operations	$75,920	$5,748
Adjustments:
Transaction-related costs(a)	1,412	—
Loss on early extinguishment of debt(b)	378	—
Intangible asset amortization	1,151	267
Stock-based compensation expense	5,804	3,460
Foreign currency transaction loss (gain)	34	(41)
Cumulative tax effect of adjustments	(2,209)	(868)
Adjusted earnings	$82,490	$8,566

Diluted earnings per share from continuing operations	$2.03	$0.18
Adjustments:
Transaction-related costs	0.04	—
Loss on early extinguishment of debt	0.01	—
Intangible asset amortization	0.03	0.01
Stock-based compensation expense	0.15	0.10
Foreign currency transaction loss (gain)	—	—
Cumulative tax effect of adjustments	(0.06)	(0.03)
Adjusted earnings per share	$2.20	$0.26

(a)	In the first quarter of 2021, the Company incurred expenses totaling $1.4 million ($1.1 million net of tax) related to acquisitions and a divestiture of a subsidiary.
(b)	In the first quarter of 2021, the Company recorded a loss on early extinguishment of debt of $0.4 million ($0.3 million net of tax) related to the repurchase of securitization notes.

Adjusted EBITDA

The table below shows Adjusted EBITDA, which is a non-GAAP measure that we define as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, taxes and stock-based compensation expense. We believe Adjusted EBITDA is used by investors to analyze operating performance and evaluate our ability to incur and service debt and our capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess our estimated enterprise value. In addition, we believe that the adjustments for transaction-related costs, loss on early extinguishment of debt and equity method investment income shown below are useful to investors in order to allow them to compare our financial results during the periods shown without the effect of the income or expense items. The computation of Adjusted EBITDA, as presented below, may differ from the computation of similarly-titled measures provided by other companies (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net income from continuing operations	$75,920	$5,748
Depreciation and amortization expenses	6,621	3,670
Interest expense, net	19,755	20,381
Foreign currency transaction loss	34	(41)
Provision for income taxes	27,716	3,000
Stock-based compensation expense	5,804	3,460
Adjustment:
Transaction-related costs(a)	1,412	—
Loss on early extinguishment of debt(b)	378	—
Equity method investment income	(558)	—
Adjusted EBITDA	$137,082	$36,218

Adjusted EBITDA margin calculated as follows:
Total Revenue	$259,444	$362,252
Adjusted EBITDA	137,082	36,218
Adjusted EBITDA as a percentage of total revenue	52.8%	10.0%

(a)	In the first quarter of 2021, the Company incurred expenses totaling $1.4 million ($1.1 million net of tax) related to acquisitions and a divestiture of a subsidiary.
(b)	In the first quarter of 2021, the Company recorded a loss on early extinguishment of debt of $0.4 million ($0.3 million net of tax) related to the repurchase of securitization notes.

Constant Currency Basis

In addition to reporting financial results in accordance with GAAP, we have provided certain other non-GAAP financial information on a constant currency basis. Outside of the United States, we currently operate in Brazil and, with the acquisition of OnDeck Australia. During the current quarter, 1.8% of our revenue originated in currencies other than the U.S. Dollar, principally the Brazilian Real and Australian Dollar. As a result, changes in our reported revenue and profits include the impacts of changes in foreign currency exchange rates. We provide constant currency assessments in the following discussion and analysis to isolate the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. All conversion rates below are based on the U.S. Dollar equivalent to the applicable foreign currency:

	Three Months Ended
	March 31,
	2021	2020	% Change
Australian dollar	0.7726	N/A	N/A
Brazilian Real	0.1827	0.2517	(27.4)%

We believe that our non-GAAP constant currency assessments are a useful measure, as they indicate the actual growth and profitability of our operations.

Combined Loans and Finance Receivables Measures

In addition to reporting loans and finance receivables balance information in accordance with GAAP (see Note 2 in the Notes to Consolidated Financial Statements included in this report), we have provided metrics on a combined basis. The Combined Loans and

Finance Receivables Measures are non-GAAP measures that include both loans and RPAs we own or have purchased and loans we guarantee, which are either GAAP items or disclosures required by GAAP. See “—Loan and Finance Receivable Balances” and “—Credit Performance of Loans and Finance Receivables” below for reconciliations between Company owned and purchased loans and finance receivables, gross, change in fair value and charge-offs (net of recoveries) calculated in accordance with GAAP to the Combined Loans and Finance Receivables Measures.

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

THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THREE MONTHS ENDED MARCH 31, 2020

Revenue, Net Revenue and Gross Profit

Revenue decreased $102.8 million, or 28.4%, to $259.4 million for the current quarter as compared to $362.2 million for the prior year quarter. On a constant currency basis, revenue decreased by $102.8 million, or 28.4%, for the current quarter compared to the prior year quarter. The decrease was driven by a 50.2% decrease in revenue from our sub-prime consumer portfolio and a 35.0% decrease in revenue from our near-prime consumer portfolio due to lower loan originations and lower average loan balances in the current quarter compared to the prior year quarter, partially offset by a 216.1% increase in revenue from our small business portfolio, primarily due to the acquisition of OnDeck.

Net revenue for the current quarter was $238.4 million compared to $126.5 million for the prior year quarter. Our consolidated net revenue margin was 91.9% for the current quarter compared to 34.9% for the prior year quarter. The increase in net revenue margin was driven by lower delinquency rates and lower than expected charge-offs as a result of portfolio seasoning and lower originations.

The following table sets forth the components of revenue and gross profit, separated by product for the current quarter and the prior year quarter (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$181,737	$335,900	$(154,163)	(45.9)%
Small business loans and finance receivables revenue	75,560	23,906	51,654	216.1
Total loans and finance receivables revenue	257,297	359,806	(102,509)	(28.5)
Other	2,147	2,446	(299)	(12.2)
Total revenue	259,444	362,252	(102,808)	(28.4)
Change in fair value	(21,078)	(235,719)	214,641	(91.1)
Net revenue	$238,366	$126,533	$111,833	88.4%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	70.1%	92.7%
Small business loans and finance receivables revenue	29.1	6.6
Total loans and finance receivables revenue	99.2	99.3
Other	0.8	0.7
Total revenue	100.0	100.0
Change in fair value	(8.1)	(65.1)
Net revenue	91.9%	34.9%

Loan and Finance Receivable Balances

The fair value of our loan and finance receivable portfolio in our consolidated financial statements at March 31, 2021 was $1,230.7 million and $1,093.2 million as of March 31, 2021 and 2020, respectively. The outstanding principal balance of our loan and finance receivables portfolio was $1,219.8 million and $1,061.4 million as of March 31, 2021 and 2020, respectively. The fair value of the combined loan and finance receivables portfolio includes $7.2 million and $12.4 million with an outstanding principal balance of $5.7 million and $10.3 million of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of March 31, 2021 and 2020, respectively.

With the acquisition of OnDeck, our portfolio of loans and finance receivables serving the needs of small businesses increased significantly to 55.1% of our combined loan and finance receivable portfolio as of March 31, 2021, compared to 16.1% as of March 31, 2020. The consumer portfolio balance decreased to 44.9% of our combined loan and finance receivable portfolio balance as of March 31, 2021, compared to 83.9% as of March 31, 2020. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables Measures” above for additional information related to combined loans and finance receivables.

The following tables summarize loan and finance receivable balances outstanding as of March 31, 2021 and 2020 (in thousands):

	As of March 31, 2021			As of March 31, 2020
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Consumer loans and finance receivables
Principal	$523,170	$5,691	$528,861	$877,503	$10,287	$887,790
Fair value	581,398	7,246	588,644	917,222	11,798	929,020
Fair value as a % of principal	111.1%	127.3%	111.3%	104.5%	114.7%	104.6%
Small business loans and finance receivables
Principal	$696,678	$—	$696,678	$183,905	$—	$183,905
Fair value	649,313	—	649,313	175,985	—	175,985
Fair value as a % of principal	93.2%	—%	93.2%	95.7%	—%	95.7%
Total loans and finance receivables
Principal	$1,219,848	$5,691	$1,225,539	$1,061,408	$10,287	$1,071,695
Fair value	1,230,711	7,246	1,237,957	1,093,207	11,798	1,105,005
Fair value as a % of principal	100.9%	127.3%	101.0%	103.0%	114.7%	103.1%

(a)

GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

(b)	Except for allowance and liability for estimated losses, amounts shown represent non-GAAP measures.

At March 31, 2021 and 2020, the ratio of fair value as a percentage of principal was 100.9% and 103.0%, respectively, on company owned loans and finance receivables and 101.0% and 103.1%, respectively, on combined loans and finance receivables. These ratios decreased compared to the prior year due primarily to loans acquired in the OnDeck acquisition in October 2020, as these loans have a lower ratio of fair value as a percentage of principal compared to the legacy Enova portfolio. These decreases were partially offset by the seasoning of the portfolio with reduced level of originations, particularly to new customers, which carry a higher risk of charge-off.

Average Amount Outstanding per Loan and Finance Receivable

The average amount outstanding per loan and finance receivable is calculated as the total combined loans and finance receivables, gross balance at the end of the period divided by the total number of combined loans and finance receivables outstanding at the end of the period. The following table shows the average amount outstanding per loan and finance receivable by product at March 31, 2021 and 2020:

	As of March 31,
	2021	2020
Average amount outstanding per loan and finance receivable (in ones)(a)
Consumer loans and finance receivables(b)	$1,843	$1,854
Small business loans and finance receivables	29,433	23,603
Total loans and finance receivables(b)	$3,809	$2,178

(a)	The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.
(b)

Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

The average amount outstanding per loan and finance receivable increased to $3,809 from $2,178 during the current quarter compared to the prior year quarter, due primarily to an increase in the mix of loans and finance receivables held by small businesses in our portfolio as a result of our acquisition of OnDeck in October 2020.

Average Loan and Finance Receivable Origination

The average loan and finance receivable origination amount is calculated as the total amount of combined loans and finance receivables originated, renewed and purchased for the period divided by the total number of combined loans and finance receivables originated, renewed and purchased for the period. The following table shows the average loan and finance receivable origination amount by product for the current quarter compared to the prior year quarter:

	Three Months Ended
	March 31,
	2021	2020
Average loan and finance receivable origination amount (in ones)(a)
Consumer loans and finance receivables(b)(c)	$491	$515
Small business loans and finance receivables(c)	14,186	11,108
Total loans and finance receivables(b)	$1,273	$610

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)

Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

(c)	For line of credit accounts the average represents the average amount of each incremental draw..

The average loan and finance receivable origination amount increased to $1,273 from $610 during the current quarter compared to the prior year quarter, due primarily to an increase in the mix of higher dollar amount loans and finance receivables to small businesses as a result of our acquisition of OnDeck in 2020.

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

The payment status of a customer, including the degree of any delinquency, is a significant factor in determining estimated charge-offs in the cash flow models that we use to determine fair value. The following table shows payment status on outstanding principal, interest and fees as of the end of each of the last five quarters (in thousands):

	2020				2021
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$1,145,748	$816,905	$698,964	$1,310,171	$1,265,987
Guaranteed by the Company(a)	11,798	6,054	8,100	10,163	6,792
Ending combined loan and finance receivables balance(b)	$1,157,546	$822,959	$707,064	$1,320,334	$1,272,779
> 30 days delinquent	86,294	36,797	25,841	122,666	96,228
> 30 days delinquency rate	7.5%	4.5%	3.7%	9.3%	7.6%

(a)	Represents loans originated by third-party lenders through the CSO programs that we have not yet purchased, which are not included in our consolidated balance sheets.
(b)	Non-GAAP measure.

Consumer Loans and Finance Receivables

The following table includes financial information for our consumer loans and finance receivables. Delinquency metrics include principal, interest and fees, and only amounts that are past due (in thousands):

	2020				2021
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$877,503	$646,534	$569,556	$576,404	$523,170
Guaranteed by the Company(a)	10,287	5,195	6,905	8,845	5,691
Total combined loan and finance receivable principal balance(b)	$887,790	$651,729	$576,461	$585,249	$528,861
Consumer combined loan and finance receivable fair value balance:
Company owned	$917,222	$690,957	$617,921	$625,219	$581,398
Guaranteed by the Company(a)	12,445	6,614	7,411	10,289	7,246
Ending combined loan and finance receivable fair value balance(b)	$929,667	$697,571	$625,332	$635,508	$588,644
Fair value as a % of principal(b)(c)	104.7%	107.0%	108.5%	108.6%	111.3%
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$959,286	$693,991	$614,676	$619,088	$564,934
Guaranteed by the Company(a)	11,798	6,054	8,100	10,163	6,792
Ending combined loan and finance receivable balance(b)	$971,084	$700,045	$622,776	$629,251	$571,726
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$1,007,336	$813,497	$646,137	$613,683	$598,900
Guaranteed by the Company(a)(d)	17,846	7,553	6,855	8,861	8,670
Average combined loan and finance receivable balance(b)(d)	$1,025,182	$821,050	$652,992	$622,544	$607,570

Revenue	$335,900	$236,772	$192,567	$196,880	$181,737
Change in fair value	(210,725)	(102,159)	(24,378)	(31,167)	(26,073)
Net revenue	125,175	134,613	168,189	165,713	155,664
Net revenue margin	37.3%	56.9%	87.3%	84.2%	85.7%
Change in fair value as a % of average combined loan and finance receivable balance(b)(d)	20.6%	12.4%	3.7%	5.0%	4.3%

Delinquencies:
> 30 days delinquent	$81,654	$31,149	$21,559	$24,793	$24,589
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	8.4%	4.4%	3.5%	3.9%	4.3%

Charge-offs:
Charge-offs (net of recoveries)	$191,306	$141,193	$30,670	$34,035	$36,408
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	18.7%	17.2%	4.7%	5.5%	6.0%

(a)	Represents loans originated by third-party lenders through the CSO programs that we have not yet purchased, which are not included in our consolidated balance sheets.
(b)	Non-GAAP measure.
(c)	Determined using period-end balances.
(d)	The average combined loan and finance receivable balance is the average of the month-end balances during the period.

The ending balance, including principal and accrued fees/interest outstanding, of combined consumer loans and finance receivables at March 31, 2021 decreased 41.1% to $571.7 million compared to $971.1 million at March 31, 2020, due primarily to lower originations driven by our strategic efforts to mitigate risks associated with the COVID-19 pandemic since March 2020.

The percentage of loans greater than 30 days delinquent decreased to 4.3% at March 31, 2021, compared to 8.4% at March 31, 2020. The decrease was driven primarily by having a more seasoned and lower risk portfolio remaining as originations have remained lower since the onset of the COVID-19 pandemic in the first quarter of 2020 and the majority of higher risk loans to new customers originated in prior quarters have been charged off.

Charge-offs (net of recoveries) as a percentage of average combined loan balance decreased to 6.0% for the current quarter, compared to 18.7% for the prior year quarter, driven primarily by having a more seasoned and lower risk portfolio remaining as originations have remained lower since the onset of the COVID-19 pandemic in the first quarter of 2020 and the majority of higher risk loans to new customers originated in prior quarters have been charged off.

The ratio of fair value as a percentage of principal on consumer loans and finance receivables was 111.3% at March 31, 2021, compared to 104.7% at March 31, 2020. The increase was primarily driven by the seasoning of the portfolio with reduced level of originations, particularly to new customers, partially offset by higher expected future charge-offs at March 31, 2021, as discussed in “Results of Operations—COVID-19” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Small Business Loans and Finance Receivables

The following table includes financial information for our small business loans and finance receivables. Delinquency metrics include principal, interest, and fees, and only amounts that are past due (in thousands):

	2020				2021
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$183,905	$121,070	$81,733	$686,730	$696,678
Ending loan and finance receivable fair value balance	175,985	108,705	75,449	616,287	649,313
Fair value as a % of principal(a)	95.7%	89.8%	92.3%	89.7%	93.2%

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$186,462	$122,914	$84,288	$691,083	$701,053

Average loan and finance receivable balance(b)	$182,862	$158,684	$101,819	$539,675	$700,348

Revenue	$23,906	$14,930	$10,830	$64,419	$75,560
Change in fair value	(24,994)	(18,513)	1,601	10,818	4,995
Net revenue	(1,088)	(3,583)	12,431	75,237	80,555
Net revenue margin	(4.6)%	(24.0)%	114.8%	116.8%	106.6%
Change in fair value as a % of average loan balance(b)	13.7%	11.7%	(1.6)%	(2.0)%	(0.7)%

Delinquencies:
> 30 days delinquent	$4,640	$5,648	$4,282	$97,873	$71,639
> 30 days delinquent as a % of loan balance(a)	2.5%	4.6%	5.1%	14.2%	10.2%

Charge-offs:
Charge-offs (net of recoveries)	$11,918	$14,782	$4,496	$21,052	$18,042
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	6.5%	9.3%	4.4%	3.9%	2.6%

(a)	Determined using period-end balances.
(b)	The average loan and finance receivable balance is the average of the month-end balances during the period.

The ending balance, including principal and accrued fees/interest outstanding, of small business loans and finance receivables at March 31, 2021 increased 276.0% to $701.1 million compared to $186.5 million at March 31, 2020, due primarily to the acquisition of OnDeck in the fourth quarter of 2020. Excluding OnDeck, the ending balance, including principal and accrued fees/interest outstanding, of small business loans and finance receivables at March 31, 2021 decreased due primarily to lower originations driven by our strategic efforts to mitigate risks associated with the COVID-19 pandemic since March 2020.

The percentage of loans greater than 30 days delinquent increased to 10.2% at March 31, 2021, compared to 2.5% at March 31, 2020. The increase was driven primarily by the impact of the COVID-19 pandemic on our small business customers, as we have actively worked with them to understand their financial situations, offering a variety of repayment options to increase flexibility and reducing or deferring payments for impacted customers. The increase was partially offset by having a more seasoned portfolio remaining as originations were lower since the COVID-19 pandemic and a significant number of higher risk customers in more heavily impacted industries have already been charged off.

Charge-offs (net of recoveries) as a percentage of average loan balance decreased to 2.6% for the current quarter, compared to 6.5% in the prior year quarter, due primarily having a more seasoned and lower risk portfolio remaining as originations have remained low since the onset of the COVID-19 pandemic in the first quarter of 2020 and the majority of higher risk loans to new customers originated in prior quarters have been charged off.

The ratio of fair value as a percentage of principal on small business loans and finance receivables was 93.2% at March 31, 2021, compared to 95.7% at March 31, 2020. The decrease was due primarily to the loans acquired in the OnDeck acquisition in October 2020, as these loans have a lower ratio of fair value as a percentage of principal compared to the legacy Enova portfolio. The decrease was partially offset by the seasoning of the portfolio with reduced level of originations, particularly to new customers. The ratio of fair value as a percentage of principal has improved for the legacy Enova portfolio since the second quarter of 2020 and the OnDeck portfolio since acquisition.

Total Expenses

Total expenses increased $17.5 million, or 17.9%, to $114.9 million in the current quarter, compared to $97.4 million in the prior year quarter. On a constant currency basis, total expenses increased $17.4 million, or 17.9%, in the current quarter as compared to the prior year quarter.

Marketing expense decreased to $28.6 million in the current quarter compared to $34.5 million in the prior year quarter due primarily to our strategic actions to mitigate risks associated with the COVID-19 pandemic.

Operations and technology expense increased to $35.6 million in the current quarter compared to $31.3 million in the prior year quarter, due primarily to the acquisition of OnDeck in October 2020, partially offset by lower variable underwriting costs and various cost containment initiatives implemented to mitigate the impact of COVID-19.

General and administrative expense increased $16.2 million, or 57.7%, to $44.1 million in the current quarter compared to $27.9 million in the prior year quarter, due primarily to the acquisition of OnDeck in October 2020, partially offset by various cost containment initiatives implemented to mitigate the impact of COVID-19 and synergies achieved on the OnDeck acquisition.

Depreciation and amortization expense increased $2.9 million or 80.6% compared to the prior year quarter driven primarily by fixed assets and intangible assets acquired with OnDeck and, to a lesser extent, additional internally-developed software placed into service.

Interest Expense, Net

Interest expense, net decreased $0.5 million, or 2.3%, to $19.9 million in the current quarter compared to $20.4 million in the prior year quarter. The decrease was due primarily to a decrease in the average amount of debt outstanding, which decreased $61.9 million to $946.4 million during the current quarter from $1,008.3 million during the prior year quarter, partially offset by an increase in the weighted average interest rate on our outstanding debt to 8.61% during the current quarter from 8.15% during the prior year quarter.

Provision for Income Taxes

The effective tax rate from continuing operations of 26.7% in the current quarter was lower than the 34.3% rate recorded in the prior year quarter due primarily to the significant increase in book operating income as compared to the prior year quarter and a lesser rate impact attributable to nondeductible executive and stock compensation and other nondeductible expenses.

As of March 31, 2021, the balance of unrecognized tax benefits was $38.6 million which is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, $10.9 million of which, if recognized, would favorably affect the effective tax rate in the period of recognition. We had $53.5 million and $39.0 million of unrecognized tax benefits as of March 31, 2020 and December 31, 2020, respectively. We believe that we have adequately accounted for any material tax uncertainties in our existing reserves for all open tax years.

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

Net Income

Net income increased $70.4 million, or 1,290.5%, to $75.9 million during the current quarter compared to $5.5 million during the prior year quarter. The increase was due primarily to favorable credit performance in the loan portfolio in the current quarter and the negative impact of the COVID-19 pandemic on loan values in the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

Given the unprecedented economic circumstances resulting from the COVID-19 pandemic and high degree of uncertainty, we have taken several actions to create a stable and flexible balance sheet that ensures liquidity and funding available to meet our business obligations. We elected to access our committed funding lines prior to March 31, 2020 to preserve optionality in the face of uncertainty, and prior to June 30, 2020 we repaid the outstanding balance of our revolving credit agreement. Despite our higher than normal cash balances, we drew funds in January 2021 to meet the minimum utilization requirements of the revolving credit agreement. As of March 31, 2021, we had cash, cash equivalents, and restricted cash of $374.2 million, of which $49.9 million was restricted, compared to $369.2 million, of which $71.9 million was restricted, as of December 31, 2020. As of March 31, 2021, we had committed and undrawn funding capacity of $412 million for our domestic operations and an additional $36.5 million (AU$48.1 million) available to support our operations in Australia. Based on numerous stressed-case modeling scenarios, we believe we have sufficient liquidity to run our operations for the foreseeable future. Further, we have no recourse debt obligations due until June 2022.

Historically, we have generated significant cash flow through normal operating activities for funding both long-term and short-term needs. Our near-term liquidity is managed to ensure that adequate resources are available to fund our seasonal working capital growth, which is driven by demand for our loan and financing products, and to meet the continued growth in the demand for our loan products. On May 30, 2014, we issued and sold $500.0 million in aggregate principal amount of 9.75% senior notes due 2021 (the “2021 Senior Notes”). On September 1, 2017, we issued and sold $250.0 million in aggregate principal amount of 8.50% Senior Notes due 2024 (the “2024 Senior Notes”) and used the net proceeds, in part, to retire $155.0 million in 2021 Senior Notes. On January 21, 2018, we redeemed an additional $50.0 million in principal amount of the outstanding 2021 Senior Notes. On September 19, 2018, we issued and sold $375.0 million in aggregate principal amount of 8.50% Senior Notes due 2025 (the “2025 Senior Notes”) and used the net proceeds, in part, to retire the remaining $295.0 million in principal amount of the outstanding 2021 Senior Notes.

On June 30, 2017, we entered into a secured revolving credit agreement (as amended, the “Credit Agreement”). On April 13, 2018, October 5, 2018 and July 1, 2019, we and certain of our operating subsidiaries entered into amendments to our Credit Agreement. As of April 29, 2021, our available borrowings under the Credit Agreement were $22.5 million. Since 2016, we have entered into several loan securitization facilities and offered asset-backed notes to fund our growth, primarily in our near-prime consumer installment loan business. As a result of our acquisition of OnDeck in 2020, we added several additional securitization facilities and asset-backed notes supported by OnDeck’s small business loans, as summarized below under “Current Debt Facilities.” As of April 29, 2021, we had committed and undrawn funding capacity of $417 million for our domestic operations and an additional $35.3 million (AU$45.5 million) available to support our operations in Australia. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer and small business loan securitization facilities.

As of March 31, 2021, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending, which could be expected to generate additional liquidity.

Capital

Our Total stockholders’ equity increased by $86.8 million to $1,005.6 million at March 31, 2021 from $918.8 million at December 31, 2020. The increase of stockholders’ equity was driven primarily by net income for the three months ended March 31, 2021. Our book value per share outstanding increased to $27.48 at March 31, 2021 from $25.69 at December 31, 2020, which was primarily driven by our net income in the period.

On November 5, 2020, we announced the Board of Directors had authorized a share repurchase program for up to $50.0 million of our outstanding common stock through December 31, 2021 (the “2020 Authorization”). The 2020 Authorization was an expansion of the 2019 Authorization. Repurchases under our repurchase programs will be made in accordance with applicable securities laws from time to time in the open market, through privately negotiated transactions or otherwise. The share repurchase program does not obligate us to purchase any shares of our common stock. The authorization for the share repurchase programs may be terminated, increased or decreased by the Board of Directors in its discretion at any time. During the three months ended March 31, 2021, we had no repurchases of common stock under the share repurchase programs.

Cash

At March 31, 2021, we had $324.3 million of available unrestricted cash to fund our future operations compared to approximately $297.3 million at December 31, 2020.

Our cash and cash equivalents at March 31, 2021 were held primarily for working capital purposes and were used to fund a portion of our lending activities. We may, from time to time, use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest cash in excess of our immediate working capital requirements in short-term investments, deposit accounts or other arrangements designed to preserve the principal balance and maintain adequate liquidity. Our excess cash may be invested primarily in overnight sweep accounts, money market instruments or similar arrangements that provide competitive returns consistent with our polices and market conditions.

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

Current Debt Facilities

The following table summarizes our debt facilities as of March 31, 2021.

	Maturity date		Weighted average interest rate(h)	Borrowing capacity		Principal outstanding
Funding Debt:
2018-1 Securitization Facility	July 2023	(a)	5.00%	150,000		32,774
2018-2 Securitization Facility	October 2022	(b)	3.87%	26,850		26,850
2019-1 Securitization Facility	February 2022	(c)	—	—		—
2018-A Notes	May 2026		7.37%	13,138		13,138
2019-A Notes	June 2026		6.61%	55,252		55,252
OnDeck Account Receivables Trust 2013-1	May 2021	(d)	—	—		—
Receivable Assets of OnDeck	December 2023	(e)	2.62%	100,000		—
OnDeck Asset Funding II	August 2022	(f)	3.12%	175,000		2,605
Other funding debt(i)	Various	(g)	4.54%	61,218		24,682
Total funding debt			5.50%	$581,458		$155,301
Corporate Debt:
8.50% Senior Notes Due 2024	September 2024		8.50%	250,000		250,000
8.50% Senior Notes Due 2025	September 2025		8.50%	375,000		375,000
Revolving line of credit	June 2022		4.25%	125,000	(j)	102,000
Other corporate debt	April 2022		1.00%	795		795
Total corporate debt			7.90%	$750,795		$727,795

(a)	The period during which new borrowings may be made under this facility expires in July 2021.
(b)	The period during which new borrowings may be made under this facility expired in October 2020.
(c)	The period during which new borrowings may be made under this facility expired in February 2021. This facility was repaid and terminated on February 25, 2021.
(d)	The period during which new borrowings may be made under this facility expired in October 2020. This facility was repaid and terminated on February 19, 2021.
(e)	The period during which new borrowings may be made under this facility expires in December 2022.
(f)	The period during which new borrowings may be made under this facility expires in August 2021.
(g)	The periods during which new borrowings may be made under the various agreements expire between June 2021 and March 2024. Maturity dates range from December 2021 through March 2024.
(h)

The weighted average interest rate is determined based on the rates and principal balances on March 31, 2021. It does not include the impact of the amortization of deferred loan origination costs or debt discounts associated with OnDeck purchase accounting.

(i)

These debt facilities support our operations in Australia and are denominated in Australian dollars. The total local currency borrowing capacity is AU$80.6 million, of which there is AU$32.5 million in principal outstanding at March 31, 2021.

(j)	We had an outstanding letter of credit under the Revolving line of credit of $0.5 million as of March 31, 2021.

Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Cash flows provided by operating activities
Cash flows from operating activities - continuing operations	$117,028	$252,802
Cash flows from operating activities - discontinued operations	—	(288)
Total cash flows provided by operating activities	117,028	252,514
Cash flows used in investing activities
Loans and finance receivables	(9,015)	(178,185)
Acquisitions, net of cash acquired	(28,358)	(3,597)
Purchases of property and equipment	(7,106)	(5,156)
Other investing activities	25	57
Cash flows from investing activities - continuing operations	(44,454)	(186,881)
Cash flows from investing activities - discontinued operations	—	—
Total cash flows used in investing activities	(44,454)	(186,881)
Cash flows (used in) provided by financing activities	$(67,656)	$57,335

Cash Flows from Operating Activities

Net cash provided by operating activities from continuing operations decreased $135.8 million, or 53.7%, to $117.0 million in the current quarter from $252.8 million for the prior year quarter. The decrease was driven primarily by the mix shift from consumer to small business loans and finance receivables, which generally yield less revenue.

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

Cash Flows from Investing Activities

Net cash used in investing activities from continuing operations decreased $142.4 million, or 76.2%, for the current quarter compared to the prior year quarter. This decrease was due primarily to the strategic reduction in originations and acquisitions of loans and finance receivables to mitigate risks associated with the COVID-19 pandemic.

Cash Flows from Financing Activities

Cash flows used in financing activities for the current quarter were driven primarily by $176.0 million in net payments made under our securitization facilities and $2.6 million in treasury shares purchased, partially offset by borrowings under our revolving line of credit of $102.0 million and proceeds from the exercise of stock options of $8.9 million. Cash flows provided by financing activities for the prior year quarter were driven primarily by $66.0 million in net borrowings under our securitization facilities and $33.3 million in net borrowings under the Credit Agreement, partially offset by $41.7 million in treasury shares purchased.

On October 24, 2019, we announced the Board of Directors had authorized a share repurchase program totaling $75.0 million that expired December 31, 2020. On November 5, 2020, we announced the Board of Directors had authorized the 2020 Authorization discussed above. The 2020 Authorization was an expansion of the 2019 Authorization. During the prior year quarter, we repurchased $40.8 million of common stock under the share repurchase programs; we had no repurchases of common stock under the share repurchase programs during the current year quarter.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the information on critical accounting estimates described in our Annual Report on Form 10‑K for the year ended December 31, 2020.

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

We carry our loans and finance receivables at fair value with changes in fair value recognized directly in earnings. As of March 31, 2021, we were exposed to interest rate risk on our loans and finance receivables, which have fixed interest rates. The fair values of loans are estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The pricing on many fixed income securities is highly dependent upon interest rates and credit spreads that change on a daily basis. The discount rates utilized in the valuation of our products are not as reactive to minor shifts in underlying interest rates as i.) the interest component is relatively minor in size compared with the non-interest rate component of the discount rate and ii.) a market participant’s basis for adjusting the required rate of return is less likely to be impacted by minor shifts in the underlying interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and

15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2021 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the Risk Factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b) (in thousands)
January 1 – January 31, 2021	3,051	(a)	$22.14	—	$50,000
February 1 – February 28, 2021	87,186	(a)	28.88	—	50,000
March 1 – March 31, 2021	—		—	—	50,000
Total	90,237		$28.65	—	$50,000

(a)	Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 3,051 and 87,186 for the months of January and February, respectively.
(b)	On November 5, 2020, the Board of Directors authorized a share repurchase program for the repurchase of up to $50.0 million of the Company’s common stock through December 31, 2021.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

10.1

Consent and Amendment No. 5 to Credit Agreement, dated as of March 31, 2021, by and among OnDeck Asset Funding II LLC, the Lenders party hereto and Ares Agent Services, L.P. as Administrative Agent for the Lenders

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

Date: May 3, 2021	ENOVA INTERNATIONAL, INC.

	By:	/s/ Steven E. Cunningham
Steven E. Cunningham
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)