Form 10-Q
period 2021-06-30
Enova International, Inc.
filed 2021-08-02
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

36,873,897 of the Registrant’s common shares, $.00001 par value, were outstanding as of July 29, 2021.

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

•	our ability to attract and retain qualified officers;
•	cyber-attacks or security breaches;
•	acts of God, war or terrorism, pandemics and other events;
•	the ability to successfully integrate newly acquired businesses into our operations;
•	interest rate and foreign currency exchange rate fluctuations;
•	changes in the capital markets, including the debt and equity markets;

•	the effect of any of the above changes on our business or the markets in which we operate;
•	the risk that the Company will not successfully integrate acquired companies or that costs associated with integration are higher than anticipated;
•	the risk that the cost savings, synergies, growth and cash flows from acquisitions will not be fully realized or will take longer to realize than expected;
•	litigation risk related to acquisitions; and
•	other risks and uncertainties described herein.

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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	June 30,		December 31,
	2021	2020	2020
Assets
Cash and cash equivalents(1)	$394,353	$321,472	$297,273
Restricted cash(1)	52,806	43,547	71,927
Loans and finance receivables at fair value(1)	1,408,703	799,662	1,241,506
Income taxes receivable	337	10,510	—
Other receivables and prepaid expenses(1)	48,476	28,541	40,301
Property and equipment, net	80,430	60,030	79,417
Operating lease right-of-use assets	37,752	20,302	40,123
Goodwill	279,275	267,868	267,974
Intangible assets, net	39,472	1,650	26,008
Other assets(1)	53,185	25,391	43,546
Total assets	$2,394,789	$1,578,973	$2,108,075
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses(1)	$140,571	$87,691	$124,071
Operating lease liabilities	64,233	35,605	67,956
Income taxes currently payable	—	—	2,624
Deferred tax liabilities, net	66,740	72,869	48,129
Long-term debt(1)	1,028,488	906,588	946,461
Total liabilities	1,300,032	1,102,753	1,189,241
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 43,185,473, 36,179,966 and 41,936,784 shares issued and 36,872,424, 30,101,689 and 35,762,926 outstanding as of June 30, 2021 and 2020 and December 31, 2020, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	211,548	71,100	187,981
Retained earnings	1,005,563	525,108	849,466
Accumulated other comprehensive loss	(6,011)	(8,599)	(6,898)
Treasury stock, at cost (6,313,049, 6,078,277 and 6,173,858 shares as of June 30, 2021 and 2020 and December 31, 2020, respectively)	(117,439)	(111,389)	(113,201)
Total Enova International, Inc. stockholders’ equity	1,093,661	476,220	917,348
Noncontrolling interest	1,096	—	1,486
Total stockholders’ equity	1,094,757	476,220	918,834
Total liabilities and stockholders’ equity	$2,394,789	$1,578,973	$2,108,075

(1)	Includes amounts in wholly owned, bankruptcy-remote special purpose subsidiaries (“VIEs”) presented separately in the table below.

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

	June 30,		December 31,
	2021	2020	2020
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$1,991	$525	$420
Restricted cash	42,789	41,235	64,811
Loans and finance receivables at fair value	533,215	404,734	528,877
Other receivables and prepaid expenses	4,355	4,893	4,827
Other assets	925	2,102	1,639
Total assets	$583,275	$453,489	$600,574
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$4,247	$2,180	$3,056
Affiliate note payable	4,220	—	4,065
Long-term debt	410,076	290,993	329,855
Total liabilities	$418,543	$293,173	$336,976

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$264,720	$253,061	$524,164	$615,313
Change in Fair Value	(5,587)	(120,672)	(26,665)	(356,391)
Net Revenue	259,133	132,389	497,499	258,922
Expenses
Marketing	55,254	2,988	83,822	37,546
Operations and technology	35,035	16,504	70,662	47,770
General and administrative	38,675	22,336	82,764	50,287
Depreciation and amortization	7,460	4,004	14,087	7,674
Total Expenses	136,424	45,832	251,335	143,277
Income from Operations	122,709	86,557	246,164	115,645
Interest expense, net	(19,416)	(20,372)	(39,330)	(40,753)
Foreign currency transaction (loss) gain	(240)	(18)	(274)	23
Equity method investment income	1,471	—	2,029	—
Other nonoperating expenses	(750)	—	(1,128)	—
Income before Income Taxes	103,774	66,167	207,461	74,915
Provision for income taxes	23,224	18,141	50,940	21,141
Net income from continuing operations before noncontrolling interest	80,550	48,026	156,521	53,774
Less: Net income attributable to noncontrolling interest	373	—	424	—
Net income from continuing operations	80,177	48,026	156,097	53,774
Net loss from discontinued operations	—	—	—	(288)
Net income attributable to Enova International, Inc.	$80,177	$48,026	$156,097	$53,486
Earnings (Loss) Per Share attributable to Enova International, Inc.:
Earnings (loss) per common share – basic:
Continuing operations	$2.18	$1.59	$4.28	$1.72
Discontinued operations	—	—	—	(0.01)
Earnings (loss) per common share – basic	$2.18	$1.59	$4.28	$1.71
Earnings (loss) per common share – diluted:
Continuing operations	$2.10	$1.58	$4.13	$1.70
Discontinued operations	—	—	—	(0.01)
Earnings (loss) per common share – diluted	$2.10	$1.58	$4.13	$1.69
Weighted average common shares outstanding:
Basic	36,801	30,203	36,457	31,270
Diluted	38,142	30,352	37,816	31,592

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income from continuing operations before noncontrolling interest	$80,550	$48,026	$156,521	$53,486
Other comprehensive loss, net of tax:
Foreign currency translation gain (loss)(1)	2,487	(792)	1,157	(5,533)
Ownership change in noncontrolling interest	—	—	(270)	—
Total other comprehensive gain (loss), net of tax	2,487	(792)	887	(5,533)
Comprehensive Income	83,037	47,234	157,408	47,953
Net income attributable to noncontrolling interest	(373)	—	(424)	—
Foreign currency translation loss attributable to noncontrolling interests	19	—	12	—
Ownership change in noncontrolling interest	—	—	802	—
Comprehensive (income) loss attributable to the noncontrolling interest	(354)	—	390	—
Comprehensive income attributable to Enova International, Inc.	$82,683	$47,234	$157,798	$47,953

(1)	Net of tax (provision) benefit of $(781) and $244 for the three months ended June 30, 2021 and 2020, respectively, and $(256) and $1,705 for the six months ended June 30, 2021 and 2020, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

								Total Enova
					Accumulated			International,
			Additional		Other			Inc.		Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest	Equity
Balance at March 31, 2020	36,112	$—	$67,440	$477,082	$(7,807)	(5,104)	$(98,501)	$438,214	$—	$438,214
Stock-based compensation expense	—	—	3,660	—	—	—	—	3,660	—	3,660
Shares issued for vested RSUs	68	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	—	—	—	—	—	—	—	—	—	—
Net income attributable to Enova International, Inc.	—	—	—	48,026	—	—	—	48,026	—	48,026
Foreign currency translation loss, net of tax	—	—	—	—	(792)	—	—	(792)	—	(792)
Purchases of treasury shares, at cost	—	—	—	—	—	(974)	(12,888)	(12,888)	—	(12,888)
Balance at June 30, 2020	36,180	$—	$71,100	$525,108	$(8,599)	(6,078)	$(111,389)	$476,220	$—	$476,220

Balance at March 31, 2021	42,863	$—	$203,765	$925,386	$(8,498)	(6,264)	$(115,787)	$1,004,866	$742	$1,005,608
Stock-based compensation expense	—	—	5,250	—	—	—	—	5,250	—	5,250
Shares issued for vested RSUs	209	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	113	—	2,533	—	—	—	—	2,533	—	2,533
Net income attributable to Enova International, Inc.	—	—	—	80,177	—	—	—	80,177	—	80,177
Foreign currency translation gain (loss), net of tax	—	—	—	—	2,487	—	—	2,487	(19)	2,468
Purchases of treasury shares, at cost	—	—	—	—	—	(49)	(1,652)	(1,652)	—	(1,652)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	373	373
Balance at June 30, 2021	$43,185	$—	$211,548	$1,005,563	$(6,011)	$(6,313)	$(117,439)	$1,093,661	$1,096	$1,094,757

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

								Total Enova
					Accumulated			International,
			Additional		Other			Inc.		Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest	Equity
Balance at December 31, 2019	35,765	$—	$63,791	$372,681	$(3,066)	(2,790)	$(56,793)	$376,613	$—	$376,613
Stock-based compensation expense	—	—	7,120	—	—	—	—	7,120	—	7,120
Shares issued for vested RSUs	399	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	16	—	189	—	—	—	—	189	—	189
Net income attributable to Enova International, Inc.	—	—	—	53,486	—	—	—	53,486	—	53,486
Foreign currency translation loss, net of tax	—	—	—	—	(5,533)	—	—	(5,533)	—	(5,533)
Purchases of treasury shares, at cost	—	—	—	—	—	(3,288)	(54,596)	(54,596)	—	(54,596)
Cumulative effect of accounting change	—	—	—	98,941	—	—	—	98,941	—	98,941
Balance at June 30, 2020	36,180	$—	$71,100	$525,108	$(8,599)	(6,078)	$(111,389)	$476,220	$—	$476,220

Balance at December 31, 2020	41,937	$—	$187,981	$849,466	$(6,898)	(6,174)	$(113,201)	$917,348	$1,486	$918,834
Stock-based compensation expense	—	—	11,054	—	—	—	—	11,054	—	11,054
Shares issued for vested RSUs	743	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	505	—	11,441	—	—	—	—	11,441	—	11,441
Net income attributable to Enova International, Inc.	—	—	—	156,097	—	—	—	156,097	—	156,097
Foreign currency translation gain (loss), net of tax	—	—	—	—	1,157	—	—	1,157	(12)	1,145
Purchases of treasury shares, at cost	—	—	—	—	—	(139)	(4,238)	(4,238)	—	(4,238)
Ownership change in noncontrolling interest	—	—	1,072	—	(270)	—	—	802	(802)	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	.	—	424	424
Balance at June 30, 2021	43,185	$—	$211,548	$1,005,563	$(6,011)	(6,313)	$(117,439)	$1,093,661	$1,096	$1,094,757

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities
Net income before noncontrolling interest	$156,521	$53,486
Add: net loss from discontinued operations	—	288
Net income from continuing operations	156,521	53,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,087	7,674
Amortization of deferred loan costs and debt discount	3,121	3,173
Change in fair value of loans and finance receivables	25,708	356,391
Stock-based compensation expense	11,054	7,120
Loss on early extinguishment of debt	378	—
Operating leases, net	(1,349)	(839)
Deferred income taxes, net	18,369	(1,793)
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(3,991)	65,826
Other receivables and prepaid expenses and other assets	(6,223)	(2,452)
Accounts payable and accrued expenses	5,170	(27,970)
Current income taxes	(2,915)	22,830
Cash flows from operating activities - continuing operations	219,930	483,734
Cash flows from operating activities - discontinued operations	—	(288)
Net cash provided by operating activities	219,930	483,446
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(1,054,719)	(467,468)
Loans and finance receivables repaid	870,513	426,376
Acquisitions, net of cash acquired	(28,358)	(3,597)
Purchases of property and equipment	(14,402)	(12,716)
Other investing activities	25	57
Net cash used in investing activities	(226,941)	(57,348)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	102,000	100,250
Repayments under revolving line of credit	(102,000)	(172,250)
Borrowings under securitization facilities	312,087	119,200
Repayments under securitization facilities	(230,952)	(134,297)
Debt issuance costs paid	(3,744)	(388)
Proceeds from exercise of stock options	11,441	189
Treasury shares purchased	(4,238)	(54,596)
Net cash provided by (used in) financing activities	84,594	(141,892)
Effect of exchange rates on cash, cash equivalents and restricted cash	376	(151)
Net increase in cash, cash equivalents and restricted cash	77,959	284,055
Cash, cash equivalents and restricted cash at beginning of year	369,200	80,964
Cash, cash equivalents and restricted cash at end of period	$447,159	$365,019

Supplemental Disclosures
Loans and finance receivables renewed	$97,401	$28,263

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

Nature of the Company

Enova International, Inc. and its subsidiaries (collectively, the “Company”) operates an internet-based lending platform to serve customers in need of cash to fulfill their financial responsibilities. Through a network of direct and indirect marketing channels, the Company offers funds to its customers through a variety of unsecured loan and finance receivable products. The business is operated primarily through the internet to provide convenient, fully-automated financial solutions to its customers. The Company originates, arranges, guarantees or purchases consumer loans and provides financing to small businesses through a line of credit account, installment loan or receivables purchase agreement product (“RPAs”). Consumer loans include installment loans and line of credit accounts. RPAs represent a right to receive future receivables from a small business. The Company also provides services related to third-party lenders’ consumer loan products by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws (“CSO program”).

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

On July 28, 2020, the Company and OnDeck Capital Inc. (“OnDeck”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, OnDeck and Energy Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub would merge with and into OnDeck, with OnDeck surviving as an indirect wholly owned subsidiary of the Company. On October 13, 2020, the Company and OnDeck completed the transaction following the approval of OnDeck’s stockholders and the satisfaction of all other closing conditions. The accompanying unaudited consolidated results of operations for the three and six months ended June 30, 2021 include the results of operations for OnDeck, affecting comparability of 2021 and 2020 amounts. The Company has performed a valuation analysis of identifiable assets acquired and liabilities assumed and allocated the aggregate purchase consideration based on the fair values of those identifiable assets and liabilities. The purchase price allocation is subject to change as the Company finalizes the analysis of the fair value at the acquisition date. The final determination of the fair value of assets acquired and liabilities assumed will be completed within the twelve month measurement period from the acquisition date as required by applicable accounting guidance. Due to the significance of the transaction, the Company may use all of this measurement period to adequately analyze and assess the fair values of assets acquired and liabilities assumed.

With the acquisition of OnDeck, the Company owns a controlling interest in On Deck Capital Australia PTY LTD (“OnDeck Australia”). The remaining interests are owned by an unrelated third party. The Company consolidates the financial position and results of operations of this entity under the voting interest model. The noncontrolling interest, which is presented as a separate component of consolidated equity, represents the minority owners’ proportionate share of the equity of the entity and is adjusted for the minority owners’ share of the earnings, losses, investments and distributions.

The consolidated financial statements presented as of June 30, 2021 and 2020 and for the three and six-month periods ended June 30, 2021 and 2020 are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results for such interim periods. Operating results for the three and six-month periods are not necessarily indicative of the results that may be expected for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current year presentation. With the acquisition of OnDeck, small business loans comprise a significantly larger portion of the Company’s overall loan portfolio. Where presented on a disaggregated basis, loans and finance receivables that were previously grouped as line of credit accounts and installment loans and RPAs, are now grouped at the consumer and small business levels as management has deemed these groupings to be more meaningful to users of the financial statements.

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

Discontinued Operations

Beginning in 2007, the Company provided services in the United Kingdom under various brands, including QuickQuid, Pounds to Pocket and On Stride. Due in part to the level of claim and legal settlement costs incurred in conducting its U.K. business and unsuccessful discussions with U.K regulators, on October 24, 2019, the Company announced its intent to exit the U.K. market. On October 25, 2019, Grant Thornton LLP, a licensed U.K. insolvency practitioner, was appointed as administrators (“Administrators”) to take control of management of the U.K. businesses. The effect of the U.K. businesses’ entry into administration was to place their management, affairs, business and property under the direct control of the Administrators. During the first quarter of 2020 the Company recorded an impairment charge of $0.4 million ($0.3 million net of taxes) to write down a receivable on certain expenses incurred by the Company prior to administration that were deemed non-reimbursable by the Administrators.

The Company entered into a service agreement with the Administrators under which the Company provides certain administrative, technical and other services in exchange for compensation by the Administrators. The agreement was extended and is scheduled to expire October 8, 2021 but with options to extend the term for three-month periods. During the three months ended June 30, 2021 and 2020, the Company recorded $0.9 million and $1.2 million, respectively, and during the six months ended June 30, 2021 and 2020 the Company recorded $1.6 million and $3.1 million, respectively, in revenue related to these services. As of June 30, 2021 and 2020 and December 31, 2020, the Administrators owed the Company $2.1 million, $0.9 million and $0.9 million, respectively, related to services provided.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	June 30,
	2021	2020
Cash and cash equivalents	$394,353	$321,472
Restricted cash	52,806	43,547
Total cash, cash equivalents and restricted cash	$447,159	$365,019

Loans and Finance Receivables

The Company utilizes the fair value option on its entire loan and finance receivable portfolio. As such, loans and finance receivables are carried at fair value in the consolidated balance sheet with changes in fair value recorded in the consolidated income statement. To derive the fair value, the Company generally utilizes discounted cash flow analyses that factor in estimated losses, prepayments, utilization rates and servicing costs over the estimated duration of the underlying assets. Loss, prepayment, utilization and servicing cost assumptions are determined using historical loss data and include appropriate consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that the Company believes a market participant would require. Accrued and unpaid interest and fees are included in “Loans and finance receivables at fair value” in the consolidated balance sheets.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Company completed its annual assessment of goodwill as of June 30, 2021 based on qualitative factors and determined that a quantitative analysis was not required; as such, no impairment existed at that date. The Company expects that its entire goodwill balance will be deductible for tax purposes.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Equity Method Investments

With the acquisition of OnDeck, as discussed in Note 2, the Company records its interest in On Deck Capital Canada Holdings, Inc. (“OnDeck Canada”) under the equity method of accounting. As of June 30, 2021 and December 31, 2020, the carrying value of the Company’s investment in OnDeck Canada was $13.1 and $10.5 million, respectively, which the Company has included in “Other assets” on the consolidated balance sheets.

On February 24, 2021 the Company contributed the platform-as-service business assumed in the OnDeck acquisition to Linear Financial Technologies Holding LLC (“Linear”) in exchange for ownership units in that entity. The Company records its interest in Linear under the equity method of accounting. As of June 30, 2021, the carrying value of the Company’s investment in Linear was $5.6 million, which the Company has included in “Other assets” on the consolidated balance sheets.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The operating results of Pangea are included in, but not material to, the Company’s consolidated financial statements from the date of acquisition. Its revenues and cost of revenues are included in “Revenues” and “Change in Fair Value,” respectively, in the Consolidated Statements of Income.

3.	Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three and six months ended June 30, 2021 and 2020 was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Consumer loans and finance receivables revenue	$174,512	$236,772	$356,249	$572,672
Small business loans and finance receivables revenue	85,561	14,930	161,121	38,836
Total loans and finance receivables revenue	260,073	251,702	517,370	611,508
Other	4,647	1,359	6,794	3,805
Total revenue	$264,720	$253,061	$524,164	$615,313

Loans and Finance Receivables at Fair Value

The components of Company-owned loans and finance receivables at June 30, 2021 and 2020 and December 31, 2020 were as follows (dollars in thousands):

	As of June 30, 2021
		Small
	Consumer	Business	Total
Principal balance - accrual	$551,489	$752,239	$1,303,728
Principal balance - non-accrual	33,598	29,554	63,152
Total principal balance	585,087	781,793	1,366,880

Loans and finance receivables at fair value - accrual	620,675	769,239	1,389,914
Loans and finance receivables at fair value - non-accrual	3,300	15,489	18,789
Loans and finance receivables at fair value	623,975	784,728	1,408,703
Difference between principal balance and fair value	$38,888	$2,935	$41,823

	As of June 30, 2020
		Small
	Consumer	Business	Total
Principal balance - accrual	$612,289	$104,659	$716,948
Principal balance - non-accrual	34,245	16,411	50,656
Total principal balance	646,534	121,070	767,604

Loans and finance receivables at fair value - accrual	675,926	104,076	780,002
Loans and finance receivables at fair value - non-accrual	15,031	4,629	19,660
Loans and finance receivables at fair value	$690,957	$108,705	$799,662
Difference between principal balance and fair value	$44,423	$(12,365)	$32,058

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

As of June 30, 2021 and December 31, 2020, the aggregate fair value of loans and finance receivables that were 90 days or more past due was $7.5 million and $14.3 million, respectively, of which, $7.3 million and $14.1 million, respectively, was in non-accrual status. The aggregate unpaid principal balance for loans and finance receivables that were 90 days or more past due was $14.8 million and $33.9 million, respectively. There were no loans and finance receivables that were 90 days or more past due as of June 30, 2020.

Changes in the fair value of Company-owned loans and finance receivables during the three and six months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended June 30, 2021
		Small
	Consumer	Business	Total
Balance at beginning of period	$581,398	$649,313	$1,230,711
Originations or acquisitions	261,363	400,699	662,062
Interest and fees(1)	174,512	85,561	260,073
Repayments	(344,256)	(395,251)	(739,507)
Charge-offs, net(2)	(27,050)	(5,102)	(32,152)
Net change in fair value(2)	(22,657)	50,179	27,522
Effect of foreign currency translation	665	(671)	(6)
Balance at end of period	$623,975	$784,728	$1,408,703

	Three Months Ended June 30, 2020
		Small
	Consumer	Business	Total
Balance at beginning of period	$917,222	$175,985	$1,093,207
Originations or acquisitions	75,816	174	75,990
Interest and fees(1)	236,772	14,930	251,702
Repayments	(436,254)	(63,871)	(500,125)
Charge-offs, net(2)	(141,193)	(14,782)	(155,975)
Net change in fair value(2)	39,034	(3,731)	35,303
Effect of foreign currency translation	(440)	—	(440)
Balance at end of period	$690,957	$108,705	$799,662

	Six Months Ended June 30, 2021
		Small
	Consumer	Business	Total
Balance at beginning of period	$625,219	$616,287	$1,241,506
Originations or acquisitions	429,310	722,810	1,152,120
Interest and fees(1)	356,249	161,121	517,370
Repayments	(711,331)	(764,463)	(1,475,794)
Charge-offs, net(2)	(63,458)	(23,144)	(86,602)
Net change in fair value(2)	(12,322)	73,216	60,894
Effect of foreign currency translation	308	(1,099)	(791)
Balance at end of period	$623,975	$784,728	$1,408,703

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2020
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,015,798	$171,785	$1,187,583
Originations or acquisitions	419,122	76,609	495,731
Interest and fees(1)	572,672	38,836	611,508
Repayments	(1,000,089)	(135,018)	(1,135,107)
Charge-offs, net(2)	(332,499)	(26,700)	(359,199)
Net change in fair value(2)	19,615	(16,807)	2,808
Effect of foreign currency translation	(3,662)	—	(3,662)
Balance at end of period	$690,957	$108,705	$799,662

(1)	Included in “Revenue” in the consolidated statements of income.
(2)	Included in “Change in Fair Value” in the consolidated statements of income.

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for consumer loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of June 30, 2021 and 2020 and December 31, 2020 the consumer loans guaranteed by the Company had an estimated fair value of $10.8 million, $6.6 million and $10.3 million, respectively and an outstanding principal balance of $8.3 million, $5.2 million and $8.8 million, respectively. As of June 30, 2021 and 2020 and December 31, 2020, the amount of consumer loans, including principal, fees and interest, guaranteed by the Company were $9.7 million, $6.1 million and $10.2 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

4.	Long-term debt

The Company’s long-term debt instruments and balances outstanding as of June 30, 2021 and 2020 and December 31, 2020 were as follows (dollars in thousands):

			Weighted			Outstanding
			average	Borrowing		June 30,		December 31,
	Maturity date		interest rate(1)	capacity		2021	2020	2020
Funding Debt:
2018-1 Securitization Facility	July 2023	(2)	5.00%	$150,000		$25,628	$47,205	$39,901
2018-2 Securitization Facility	October 2022	(3)	3.84%	4,962		4,962	86,085	49,519
2019-1 Securitization Facility	February 2022	(4)	—	—		—	30,000	30,000
2018-A Notes	May 2026		7.37%	8,107		8,107	28,126	18,140
2019-A Notes	June 2026		6.74%	42,154		42,154	101,385	68,782
OnDeck Account Receivables Trust 2013-1	May 2021	(5)	—	—		—	—	29,728
Receivable Assets of OnDeck	December 2023	(6)	2.60%	100,000		—	—	22,915
OnDeck Asset Funding II	August 2022	(7)	—	—		—	—	52,773
OnDeck Asset Securitization Trust III	May 2027	(8)	2.07%	300,000		300,000	—	—
Other funding debt(9)	Various	(10)	4.60%	60,442		32,996	—	19,885
Total funding debt			3.10%	$665,665		$413,847	$292,801	$331,643
Corporate Debt:
8.50% Senior Notes Due 2024	September 2024		8.50%	$250,000		$250,000	$250,000	$250,000
8.50% Senior Notes Due 2025	September 2025		8.50%	375,000		375,000	375,000	375,000
Revolving line of credit	June 2025		4.00%	310,000	(11)	—	—	—
Other corporate debt	April 2022		1.00%	795		795	—	—
Total corporate debt			8.50%	$935,795		$625,795	$625,000	$625,000
Less: Long-term debt issuance costs						$(9,001)	$(11,207)	$(9,171)
Less: Debt discounts						(2,153)	(9)	(1,011)
Total long-term debt						$1,028,488	$906,588	$946,461

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)

The weighted average interest rate is determined based on the rates and principal balances on June 30, 2021. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

(2)	The period during which new borrowings may be made under this facility expires in July 2021.
(3)	The period during which new borrowings may be made under this facility expired in October 2020.
(4)	The period during which new borrowings may be made under this facility expired in February 2021. This facility was repaid and terminated on February 25, 2021.
(5)	The period during which new borrowings may be made under this facility expired in October 2020. This facility was repaid and terminated on February 19, 2021.
(6)	The period during which new borrowings may be made under this facility expires in December 2022.
(7)	This facility was repaid and terminated on June 15, 2021.
(8)	The period during which new borrowings may be made under this facility expires in April 2024.
(9)

These debt facilities support the Company’s operations in Australia and are denominated in Australian dollars. The total local currency borrowing capacity is AU$80.6 million, of which there is AU$44.0 million in principal outstanding at June 30, 2021.

(10)	The periods during which new borrowings may be made under the various agreements expire between June 2021 and March 2024. Maturity dates range from December 2021 through March 2024.
(11)	The Company had an outstanding letter of credit under the Revolving line of credit of $0.5 million, $1.0 million and $1.0 million as of June 30, 2021 and 2020 and December 31, 2020, respectively.

Weighted average interest rates on long-term debt were 8.20% and 8.06% during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and 2020 and December 31, 2020, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreements.

Recent Updates to Debt Facilities

ODAST III Facility

On May 5, 2021, OnDeck Asset Securitization Trust III LLC (“ODAST III”), a wholly-owned subsidiary of the Company, issued $300 million initial principal amount of Fixed-Rate Asset Backed Notes (the “Series 2021-1 Notes”) in a securitization transaction (the “Series 2021-1 Transaction” and such series, the “2021-1 Series”). The Series 2021-1 Notes are the first series of notes ever issued by ODAST III. On May 5, 2021, the proceeds of the Series 2021-1 Transaction were used to purchase small business loans from On Deck Capital, Inc. (“ODC”) and ODK Capital, LLC (“ODK”), each of which is a wholly-owned subsidiary of the Company, that will be pledged as collateral for the Series 2021-1 Notes. The Company used substantially all the proceeds from ODAST III to purchase such small business loans from certain of its subsidiaries and for other general corporate purposes.

The Series 2021-1 Notes were issued in four classes with a weighted average fixed interest coupon of 2.07% per annum. The revolving period during which a certain portion of collections received on the portfolio of loans held by ODAST III may be used to continue to purchase loans from ODC and ODK ends in April 2024. The Series 2021-1 Notes have a final maturity in May 2027 with optional prepayment beginning in May 2023. The Series 2021-1 Notes are, and future series of notes, if any, issued under the Base Indenture will be, secured by and payable from such series pro rata allocation of collections received on a revolving pool of small business loans transferred from time to time from the Company to ODAST III. At the time of issuance of the Series 2021-1 Notes, the portfolio of loans held by ODAST III and pledged to secure the Series 2021-1 Notes was approximately $316 million.

The loans and other assets transferred by the Company to ODAST III are owned by ODAST III, are pledged to secure the payment of the notes issued by ODAST III, are assets of ODAST III and are not available to satisfy any of the Company’s obligations. Investors in the Series 2021-1 Transaction do not have direct recourse to the Company or OnDeck and the transaction is structured to be bankruptcy remote.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Revolving Credit Facility

On May 10, 2021, the Company and certain of its subsidiaries amended their secured asset-backed revolving credit agreement (as previously amended, the “Credit Agreement”) by entering into the Fifth Amendment, Consent and Joinder to Credit Agreement and Amendment to Security Agreement (the “Fifth Amendment”) with TBK Bank, SSB, as administrative agent and collateral agent, and the lenders party thereto.

The following table summarizes certain key terms of the Credit Agreement, as amended by the Fifth Amendment (dollars in thousands):

	Original Credit Agreement	Amended Credit Agreement
Commitment amount	$125,000	$310,000
Maturity date	June 2022	June 2025
Advance rate	65.0%	75.0%
Interest rate	Prime Rate + 1.00%	Prime Rate + 0.75%

In addition to the above, the Fifth Amendment provides for certain prepayment penalties if the Credit Agreement, as amended by the Fifth Amendment, is terminated on or before the first and second anniversaries of the Fifth Amendment, subject to certain exceptions, including early renewal or extension. The syndicate of lenders in the TBK Facility, as amended by the Fifth Amendment, increased from four lenders to seven lenders.

ODAF II Facility

On March 31, 2021, OnDeck Asset Funding II, LLC (“ODAF II”), a wholly-owned subsidiary of the Company, amended (the “ODAF II Amendment”) its asset-backed revolving debt facility (the “ODAF II Facility”) to modify the Credit Agreement, dated as of August 8, 2018, by and among ODAF II, as Borrower, the Lenders party thereto from time to time, Ares Agent Services, L.P., as Administrative Agent and Collateral Agent, and Wells Fargo Bank, N.A, as Paying Agent. The ODAF II Amendment extended the period during which an Enova Merger Change of Control (as defined in the ODAF II Facility) would not trigger any amortization event under the ODAF II Facility through June 30, 2021, and made certain technical, definitional, conforming and other changes. On June 15, 2021 all amounts outstanding under the ODAF II Facility were paid in full, and the ODAF II Facility and related credit documents were terminated along with the obligations thereunder and all security interests, pledges and liens were released.

5.	Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2021 was 24.6%, compared to 28.2% for the six months ended June 30, 2020. The decrease is primarily attributable to the significant increase in book operating income as compared to the prior year quarter and a lesser rate impact attributable to nondeductible executive and stock compensation and other nondeductible expenses.

As of June 30, 2021, the balance of unrecognized tax benefits was $39.1 million, which is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, $11.4 million of which, if recognized, would favorably affect the effective tax rate in the period of recognition. The Company had $45.3 million and $39.0 million of unrecognized tax benefits as of June 30, 2020 and December 31, 2020, respectively. The Company believes that it has adequately accounted for any material tax uncertainties in its existing reserves for all open tax years.

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

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income from continuing operations	$80,177	$48,026	$156,097	$53,774
Net loss from discontinued operations	—	—	—	(288)
Net income	$80,177	$48,026	$156,097	$53,486
Denominator:
Total weighted average basic shares	36,801	30,203	36,457	31,270
Shares applicable to stock-based compensation	1,341	149	1,359	322
Total weighted average diluted shares	38,142	30,352	37,816	31,592
Earnings per common share – basic:
Continuing operations	$2.18	$1.59	$4.28	$1.72
Discontinued operations	—	—	—	(0.01)
Earnings per common share – basic	$2.18	$1.59	$4.28	$1.71
Earnings per common share – diluted:
Continuing operations	$2.10	$1.58	$4.13	$1.70
Discontinued operations	—	—	—	(0.01)
Earnings per common share – diluted	$2.10	$1.58	$4.13	$1.69

For the three months ended June 30, 2021 and 2020, 20,945 and 2,422,512 shares of common stock underlying stock options, respectively, and 34,601 and 1,183,934 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. For the six months ended June 30, 2021 and 2020, 20,945 and 2,090,225 shares of common stock underlying stock options, respectively, and 57,324 and 767,651 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Geographic Information

The following table presents the Company’s revenue by geographic region for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue
United States	$258,555	$250,483	$513,421	$608,199
Other international countries	6,165	2,578	10,743	7,114
Total revenue	$264,720	$253,061	$524,164	$615,313

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $80.4 million, $60.0 million and $79.4 million at June 30, 2021 and 2020 and December 31, 2020, respectively. The operations for the Company’s businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

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

With the acquisition of OnDeck, the Company records its interest in OnDeck Canada under the equity method of accounting; as such, OnDeck Canada is deemed a related party. As of June 30, 2021 and December 31, 2020, the Company had a due from affiliate balance of $1.2 million and $1.2 million, respectively, related to OnDeck Canada that is primarily the result of labor and software charges from people and technology assets at the OnDeck parent company.

On February 24, 2021 the Company contributed the platform-as-service business assumed in the OnDeck acquisition to Linear in exchange for ownership units in that entity. The Company records its interest in Linear under the equity method of accounting. As of June 30, 2021 the Company had a due to affiliate balance of $0.8 million to Linear that is primarily comprised of the remaining balances associated with the contribution and exchange.

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

During the three and six months ended June 30, 2021 and 2020, there were no transfers of assets or liabilities in or out of Level 1, Level 2 or Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and 2020 and December 31, 2020 are as follows (dollars in thousands):

	June 30,	Fair Value Measurements Using
	2021	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$623,975	$—	$—	$623,975
Small business loans and finance receivables(1)(2)	784,728	—	—	784,728
Non-qualified savings plan assets(3)	5,156	5,156	—	—
Investment in trading security(4)	19,931	19,931	—	—
Total	$1,433,790	$25,087	$—	$1,408,703

	June 30,	Fair Value Measurements Using
	2020	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$690,957	$—	$—	$690,957
Small business loans and finance receivables(1)	108,705	—	—	108,705
Non-qualified savings plan assets(3)	3,440	3,440	—	—
Investment in trading security(4)	14,171	14,171	—	—
Total	$817,273	$17,611	$—	$799,662

	December 31,	Fair Value Measurements Using
	2020	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$625,219	$—	$—	$625,219
Small business loans and finance receivables(1)(2)	616,287	—	—	616,287
Non-qualified savings plan assets(3)	3,972	3,972	—	—
Investment in trading security(4)	19,273	19,273	—	—
Total	$1,264,751	$23,245	$—	$1,241,506

(1)	Consumer and small business loans and finance receivables are included in “Loans and finance receivables at fair value” in the consolidated balance sheets.
(2)

Consumer loans and finance receivables include $163.6 million, $404.7 million and $277.6 million in assets of consolidated VIEs as of June 30, 2021 and 2020 and December 31, 2020, respectively. Small business loans and finance receivables include $369.6 million and $251.3 million in assets of consolidated VIEs as of June 30, 2021 and December 31, 2020, respectively.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Company had no liabilities measured at fair value on a recurring basis as of June 30, 2021 and 2020 and December 31, 2020.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At June 30, 2021 and 2020 and December 31, 2020, there were no assets or liabilities recorded at fair value on a non-recurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of June 30, 2021 and 2020 and December 31, 2020 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	June 30,	Fair Value Measurements Using
	2021	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$394,353	$394,353	$—	$—
Restricted cash (1)	52,806	52,806	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$454,077	$447,159	$—	$6,918
Financial liabilities:
Securitization notes	$411,694	$—	$416,251	$—
8.50% senior notes due 2024	250,000	—	254,305	—
8.50% senior notes due 2025	375,000	—	388,620	—
Other long-term debt	795	—	—	795
Total	$1,037,489	$—	$1,059,176	$795

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Balance at
	June 30,	Fair Value Measurements Using
	2020	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$321,472	$321,472	$—	$—
Restricted cash (1)	43,547	43,547	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$371,937	$365,019	$—	$6,918
Financial liabilities:
Securitization notes	$292,794	$—	$293,098	$—
8.50% senior notes due 2024	250,000	—	223,475	—
8.50% senior notes due 2025	375,000	—	339,124	—
Total	$917,794	$—	$855,697	$—

	Balance at
	December 31,	Fair Value Measurements Using
	2020	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$297,273	$297,273	$—	$—
Restricted cash (1)	71,927	71,927	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$376,118	$369,200	$—	$6,918
Financial liabilities:
Securitization notes	$330,632	$—	$333,532	$—
8.50% senior notes due 2024	250,000	—	247,680	—
8.50% senior notes due 2025	375,000	—	367,770	—
Total	$955,632	$—	$948,982	$—

(1)	Restricted cash includes $42.8 million, $41.2 million and $64.8 million in assets of consolidated VIEs as of June 30, 2021 and 2020 and December 31, 2020, respectively.
(2)	Investment in unconsolidated investee is included in “Other assets” in the consolidated balance sheets.

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

Subsequent events have been reviewed through the date these financial statements were issued.

Assumed in the OnDeck acquisition, the loan securitization facility (“RAOD Facility”) for Receivable Assets of OnDeck, LLC (“RAOD”), a wholly-owned indirect subsidiary of the Company, collateralizes certain eligible installment loans originated or purchased by OnDeck or certain other subsidiaries. On July 16, 2021, the RAOD facility was amended to increase the commitment from $100 million to $178 million and the advance rate from 76% to 90%. The scope of acceptable collateral was also expanded to include line of credit products from OnDeck in addition to installment loans.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On July 23, 2021, the loan securitization facility (the “2018-2 Securitization Facility”) for EFR 2018-2, LLC was amended to increase the advance rate from 80% to 90% and to reopen and extend the revolving period for two years to July 23, 2023. The amendment also made certain changes in the scope of eligibility criteria for acceptable collateral.

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

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services. In 2020, we extended approximately $1.2 billion in credit or financing to borrowers and for the six months ended June 30, 2021, we extended approximately $1.2 billion in credit or financing to borrowers. As of June 30, 2021, we offered or arranged loans or draws on lines of credit to consumers in 38 states in the United States and Brazil. We also offered financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through June 30, 2021, we have completed over 54.1 million customer transactions and collected more than 49 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include installment loans and receivables purchase agreements (“RPAs”) and line of credit accounts.

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

We have developed proprietary underwriting systems based on data we have collected over our more than 17 years of experience. These systems employ advanced risk analytics, including machine learning and artificial intelligence, to decide whether to approve financing transactions, to structure the amount and terms of the financings we offer pursuant to jurisdiction-specific regulations and to provide customers with their funds quickly and efficiently. Our systems closely monitor collection and portfolio performance data that we use to continually refine machine learning-enabled analytical models and statistical measures used in making our credit, purchase, marketing and collection decisions. Approximately 90% of models used in our analytical environment are machine learning-enabled.

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

•

Bank program. We operate a program with a bank to provide marketing services and loan servicing for near-prime unsecured consumer installment loans and, beginning in January 2021, line of credit accounts. Under the program, we receive marketing and servicing fees while the bank receives an origination fee. The bank has the ability to sell and we have the option, but not the requirement, to purchase the loans the bank originates and, in the case of line of credit accounts, a participation interest in the receivables from draws on those accounts. We do not guarantee the performance of the loans and line of credit accounts originated by the bank. As part of the OnDeck business both prior and subsequent to Enova’s acquisition, OnDeck operates a program with a separate bank to provide marketing services and loan servicing for small business installment loans and line of credit accounts. Under the OnDeck program, we receive marketing fees while the bank receives origination fees and certain program fees. The bank has the ability to sell and we have the option, but not the requirement, to purchase the installment loans the bank originates and, in the case of line of credit accounts, extensions under those line of credit accounts. We do not guarantee the performance of the loans or line of credit accounts originated by the bank.

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

•

Money transfer business. Through the acquisition of Pangea, we operate a money transfer platform that allows customers to send money from the United States to Mexico, other Latin American countries and Asia. The customer pays us in U.S. dollars, and we then make local currency available to the intended recipient of the transfer in one of many termination countries. Our revenue model includes a fee per transfer and an exchange rate spread. Our customers can access our proprietary platform via the website, Android app, or iOS (Apple) app.

OUR MARKETS

We currently provide our services in the following countries:

•

United States. We began our online business in the United States in May 2004. As of June 30, 2021, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, OnDeck at www.ondeck.com, Headway Capital at www.headwaycapital.com, The Business Backer at www.businessbacker.com, Align at www.helloalign.com and Pangea at www.pangeamoneytransfer.com.

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

Brazil General Data Privacy Law

On August 14, 2018, Brazil adopted the General Data Privacy Law (Lei Geral de Proteção de Dados Pessoais or “LGPD”). The key provisions of LGPD are quite similar to the European Union’s General Data Protection Regulation (“GDPR”) in that it grants certain rights to data subjects, imposes obligations on companies with regard to the processing of data, and allows authorities to impose substantial fines on companies that violate the law. LGPD was originally anticipated to go into effect on February 15, 2020; however, several amendments to LGPD delayed the effective date. LGPD took effect on September 18, 2020, although the penalties and sanctions for non-compliance are not scheduled to be enforced until August 1, 2021. Compliance with LGPD may increase the cost of conducting business in Brazil, and we could see regulatory compliance costs and enforcement activity now that the law is in effect.

RESULTS OF OPERATIONS

COVID-19

The COVID-19 pandemic has severely impacted global economic conditions, resulting in substantial volatility in the financial markets, increased unemployment, and operational challenges resulting from measures that governments have imposed to control its spread. We have implemented a number of procedures in response to the pandemic to support the safety and well-being of our employees, customers and stockholders that continue through the date of this report:

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

From a loan valuation perspective, the COVID-19 pandemic significantly increases the potential variability of our expected cash flows. We deemed it appropriate to increase the discount rate to capture the increase in potential volatility in expected cash flows due to the unprecedented nature of this pandemic and governmental response. As of March 31, 2020, after adjusting the discount rate for the decrease in underling interest rates, we increased the rate by 500 basis points based on what we deemed a market participant would require to assume the additional risk. Consequently, the associated fair values of these loans were adjusted lower as part of the standard process in our internally-developed valuation models. These rates remained consistent for the remainder of 2020. During the first two quarters of 2021, we noted a tightening of credit spreads in observable pricing in the market; as such, we reduced the discount rate used in our valuations as of March 31, 2021 by 100 basis points and as of June 30, 2021 by another 100 basis points. Our discount rates are still higher than those used immediately prior to the COVID-19 pandemic, which we believe is representative of what a market participant would use due to the continued high level of risk and potential volatility.

The number of loans with payment deferrals or other modifications increased meaningfully toward the end of the first quarter and into the second quarter of 2020. These requests for deferrals and modifications decreased meaningfully over the remainder of 2020 and into 2021. Since the beginning of the pandemic, we have assessed performance of borrowers that had elected to defer or modify loan payments during the pandemic. As of June 30, 2021, our collection data does not appear to indicate increased risk with these borrowers. As modifications and deferrals do not appear to be a strong indicator of future activity, we did not make an adjustment to the fair value of these loans at June 30, 2021 based on current or past modification or deferral.

After seeing increases in delinquency and charge-offs early in the pandemic, we experienced significant improvements to these metrics over the remainder of 2020 and into 2021. Both delinquencies and charge-offs in the first quarter of 2021 are below the pre-COVID period. The U.S. government passed additional stimulus packages in December 2020 and March 2021, which included stimulus checks to consumers and additional funding into the Paycheck Protection Program (“PPP”) for businesses. Positive COVID-19 test counts in the U.S. have generally decreased across the first half of 2021. However, with deceleration in vaccination rates, the emergence of new and more infectious COVID strains, and questions on the efficacy of the vaccines in use against new variants, there remains significant concern among public health officials and governmental bodies on the forward trajectory of the pandemic and its impacts on the economy. In evaluating inputs to our valuation models as of June 30, 2021, we noted that delinquencies and charge-off experience were low, both of which were likely to have been favorably impacted by governmental stimulus efforts. Future stimulus is uncertain and, if not provided at the same levels or at all, could cause future behavior to deviate from past performance. Similar to our loan valuations at December 31, 2020 and March 31, 2021, management concluded that the probability of future charge-offs was higher than what we had experienced in the past and, therefore, increased anticipated charge-offs in our fair value models, which reduced the fair value of our portfolio at June 30, 2021. We deemed the resulting fair value to be an appropriate market-based exit price that considers current market conditions at June 30, 2021.

We continue to closely monitor this pandemic and expect to make future changes to respond to the situation as it continues to evolve.

HIGHLIGHTS

Our financial results for the three-month period ended June 30, 2021, or the current quarter, are summarized below.

•	Consolidated total revenue increased $11.6 million, or 4.6%, to $264.7 million in the current quarter compared to $253.1 million for the three months ended June 30, 2020, or the prior year quarter.
•	Consolidated net revenue was $259.1 million compared to $132.4 million in the prior year quarter.
•	Consolidated income from operations increased $36.1 million, or 41.8%, to $122.7 million in the current quarter, compared to $86.6 million in the prior year quarter.
•

Consolidated net income was $80.2 million in the current quarter compared to $48.0 million in the prior year quarter. Consolidated diluted income per share was $2.10 in the current quarter compared to $1.58 in the prior year quarter.

OVERVIEW

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Loans and finance receivables revenue	$260,073	$251,702	$517,370	$611,508
Other	4,647	1,359	6,794	3,805
Total Revenue	264,720	253,061	524,164	615,313
Change in Fair Value	(5,587)	(120,672)	(26,665)	(356,391)
Net Revenue	259,133	132,389	497,499	258,922
Expenses
Marketing	55,254	2,988	83,822	37,546
Operations and technology	35,035	16,504	70,662	47,770
General and administrative	38,675	22,336	82,764	50,287
Depreciation and amortization	7,460	4,004	14,087	7,674
Total Expenses	136,424	45,832	251,335	143,277
Income from Operations	122,709	86,557	246,164	115,645
Interest expense, net	(19,416)	(20,372)	(39,330)	(40,753)
Foreign currency transaction (loss) gain	(240)	(18)	(274)	23
Equity method investment income	1,471	—	2,029	—
Other nonoperating expenses	(750)	—	(1,128)	—
Income before Income Taxes	103,774	66,167	207,461	74,915
Provision for income taxes	23,224	18,141	50,940	21,141
Net income from continuing operations before noncontrolling interest	80,550	48,026	156,521	53,774
Less: Net income attributable to noncontrolling interest	373	—	424	—
Net income from continuing operations	80,177	48,026	156,097	53,774
Net loss from discontinued operations	—	—	—	(288)
Net income attributable to Enova International, Inc.	$80,177	$48,026	$156,097	$53,486
Earnings (Loss) Per Share attributable to Enova International, Inc.:
Earnings (loss) per common share - diluted:
Continuing operations	$2.10	$1.58	$4.13	$1.70
Discontinued operations	—	—	—	(0.01)
Total earnings (loss) per common share - diluted	$2.10	$1.58	$4.13	$1.69

Revenue
Loans and finance receivables revenue	98.2%	99.5%	98.7%	99.4%
Other	1.8	0.5	1.3	0.6
Total Revenue	100.0	100.0	100.0	100.0
Change in Fair Value	(2.1)	(47.7)	(5.1)	(57.9)
Net Revenue	97.9	52.3	94.9	42.1
Expenses
Marketing	20.9	1.2	16.0	6.1
Operations and technology	13.2	6.5	13.5	7.8
General and administrative	14.6	8.8	15.8	8.2
Depreciation and amortization	2.8	1.6	2.6	1.2
Total Expenses	51.5	18.1	47.9	23.3
Income from Operations	46.4	34.2	47.0	18.8
Interest expense, net	(7.3)	(8.1)	(7.5)	(6.6)
Foreign currency transaction (loss) gain	(0.1)	—	(0.1)	—
Equity method investment income	0.5	—	0.4	—
Other nonoperating expenses	(0.3)	—	(0.2)	—
Income before Income Taxes	39.2	26.1	39.6	12.2
Provision for income taxes	8.8	7.1	9.7	3.5
Net income from continuing operations before noncontrolling interest	30.4	19.0	29.9	8.7
Less: Net income attributable to noncontrolling interest	0.1	—	0.1	—
Net income from continuing operations	30.3	19.0	29.8	8.7
Net loss from discontinued operations	—	—	—	—
Net income attributable to Enova International, Inc.	30.3%	19.0%	29.8%	8.7%

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income from continuing operations	$80,177	$48,026	$156,097	$53,774
Adjustments:
Transaction-related costs(a)	12	—	1,424	—
Other nonoperating expenses(b)	750	—	1,128	—
Intangible asset amortization	1,684	268	2,835	535
Stock-based compensation expense	5,250	3,660	11,054	7,120
Foreign currency transaction loss (gain)	237	18	271	(23)
Cumulative tax effect of adjustments	(2,053)	(929)	(4,262)	(1,797)
Adjusted earnings	$86,057	$51,043	$168,547	$59,609

Diluted earnings per share from continuing operations	$2.10	$1.58	$4.13	$1.70
Adjustments:
Transaction-related costs	—	—	0.04	—
Other nonoperating expenses	0.02	—	0.03	—
Intangible asset amortization	0.04	0.01	0.07	0.02
Stock-based compensation expense	0.14	0.12	0.29	0.23
Foreign currency transaction loss (gain)	0.01	—	0.01	—
Cumulative tax effect of adjustments	(0.05)	(0.03)	(0.11)	(0.06)
Adjusted earnings per share	$2.26	$1.68	$4.46	$1.89

(a)	In the first quarter of 2021, we incurred expenses totaling $1.4 million ($1.1 million net of tax) related to acquisitions and a divestiture of a subsidiary.
(b)

In the first quarter of 2021, we recorded other nonoperating expenses of $0.4 million ($0.3 million net of tax) related to the repurchase of securitization notes. In the second quarter of 2021, we recorded other nonoperating expenses of $0.8 million ($0.6 million net of tax) related to an incomplete transaction.

Adjusted EBITDA

The table below shows Adjusted EBITDA, which is a non-GAAP measure that we define as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, taxes and stock-based compensation expense. We believe Adjusted EBITDA is used by investors to analyze operating performance and evaluate our ability to incur and service debt and our capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess our estimated enterprise value. In addition, we believe that the adjustments for transaction-related costs, other nonoperating expenses and equity method investment income shown below are useful to investors in order to allow them to compare our financial results during the periods shown without the effect of the income or expense items. The computation of Adjusted EBITDA, as presented below, may differ from the computation of similarly-titled measures provided by other companies (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income from continuing operations	$80,177	$48,026	$156,097	$53,774
Depreciation and amortization expenses	7,457	4,004	14,078	7,674
Interest expense, net	19,292	20,372	39,047	40,753
Foreign currency transaction loss	237	18	271	(23)
Provision for income taxes	23,224	18,141	50,940	21,141
Stock-based compensation expense	5,250	3,660	11,054	7,120
Adjustment:
Transaction-related costs(a)	12	—	1,424	—
Other nonoperating expenses(b)	750	—	1,128	—
Equity method investment income	(1,471)	—	(2,029)	—
Adjusted EBITDA	$134,928	$94,221	$272,010	$130,439

Adjusted EBITDA margin calculated as follows:
Total Revenue	$264,720	$253,061	$524,164	$615,313
Adjusted EBITDA	134,928	94,221	272,010	130,439
Adjusted EBITDA as a percentage of total revenue	51.0%	37.2%	51.9%	21.2%

(a)	In the first quarter of 2021, we incurred expenses totaling $1.4 million ($1.1 million net of tax) related to acquisitions and a divestiture of a subsidiary.
(b)

In the first quarter of 2021, we recorded other nonoperating expenses of $0.4 million ($0.3 million net of tax) related to the repurchase of securitization notes. In the second quarter of 2021, we recorded other nonoperating expenses of $0.8 million ($0.6 million net of tax) related to an incomplete transaction.

Constant Currency Basis

In addition to reporting financial results in accordance with GAAP, we have provided certain other non-GAAP financial information on a constant currency basis. Outside of the United States, we currently operate in Brazil and, with the acquisition of OnDeck Australia. During the current quarter, 2.3% of our revenue originated in currencies other than the U.S. Dollar, principally the Brazilian Real and Australian Dollar. As a result, changes in our reported revenue and profits include the impacts of changes in foreign currency exchange rates. We provide constant currency assessments in the following discussion and analysis to isolate the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. All conversion rates below are based on the U.S. Dollar equivalent to the applicable foreign currency:

	Three Months Ended
	June 30,
	2021	2020	% Change
Australian dollar	0.7700	N/A	N/A
Brazilian real	0.1893	0.1858	1.9%

	Six Months Ended
	June 30,
	2021	2020	% Change
Australian dollar	0.7713	N/A	N/A
Brazilian real	0.1860	0.2054	(9.4)%

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

THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THREE MONTHS ENDED JUNE 30, 2020

Revenue and Net Revenue

Revenue increased $11.6 million, or 4.6%, to $264.7 million for the current quarter as compared to $253.1 million for the prior year quarter. On a constant currency basis, revenue increased by $11.1 million, or 4.4%, for the current quarter compared to the prior year quarter. The increase was driven by a 473.1% increase in revenue from our small business portfolio, primarily due to the acquisition of OnDeck, partially offset by a 26.3% decrease in revenue from our consumer portfolio as originations were reduced due to the COVID‑19 pandemic.

Net revenue for the current quarter was $259.1 million compared to $132.4 million for the prior year quarter. Our consolidated net revenue margin was 97.9% for the current quarter compared to 52.3% for the prior year quarter. The increase in net revenue margin was driven by lower delinquency rates and lower than expected charge-offs as a result of portfolio seasoning and lower originations.

The following table sets forth the components of revenue and gross profit, separated by product for the current quarter and the prior year quarter (in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$174,512	$236,772	$(62,260)	(26.3)%
Small business loans and finance receivables revenue	85,561	14,930	70,631	473.1
Total loans and finance receivables revenue	260,073	251,702	8,371	3.3
Other	4,647	1,359	3,288	241.9
Total revenue	264,720	253,061	11,659	4.6
Change in fair value	(5,587)	(120,672)	115,085	(95.4)
Net revenue	$259,133	$132,389	$126,744	95.7%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	65.9%	93.6%
Small business loans and finance receivables revenue	32.3	5.9
Total loans and finance receivables revenue	98.2	99.5
Other	1.8	0.5
Total revenue	100.0	100.0
Change in fair value	(2.1)	(47.7)
Net revenue	97.9%	52.3%

Loan and Finance Receivable Balances

The fair value of our loan and finance receivable portfolio in our consolidated financial statements at June 30, 2021 was $1,408.7 million and $799.7 million as of June 30, 2021 and 2020, respectively. The outstanding principal balance of our loan and finance receivables portfolio was $1,366.9 million and $767.6 million as of June 30, 2021 and 2020, respectively. The fair value of the combined loan and finance receivables portfolio includes $10.8 million and $6.6 million with an outstanding principal balance of $8.3 million and $5.2 million of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of June 30, 2021 and 2020, respectively.

Our small business portfolio of loans and finance receivables increased significantly to 55.3% of our combined loan and finance receivable portfolio as of June 30, 2021, compared to 13.5% as of June 30, 2020 due primarily to the acquisition of OnDeck in October 2020. The consumer portfolio balance decreased to 44.7% of our combined loan and finance receivable portfolio balance as of June 30, 2021, compared to 86.5% as of June 30, 2020. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables Measures” above for additional information related to combined loans and finance receivables.

The following tables summarize loan and finance receivable balances outstanding as of June 30, 2021 and 2020 (in thousands):

	As of June 30, 2021			As of June 30, 2020
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Consumer loans and finance receivables
Principal	$585,087	$8,284	$593,371	$646,534	$5,195	$651,729
Fair value	623,975	10,824	634,799	690,957	6,614	697,571
Fair value as a % of principal	106.6%	130.7%	107.0%	106.9%	127.3%	107.0%
Small business loans and finance receivables
Principal	$781,793	$—	$781,793	$121,070	$—	$121,070
Fair value	784,728	—	784,728	108,705	—	108,705
Fair value as a % of principal	100.4%	—%	100.4%	89.8%	—%	89.8%
Total loans and finance receivables
Principal	$1,366,880	$8,284	$1,375,164	$767,604	$5,195	$772,799
Fair value	1,408,703	10,824	1,419,527	799,662	6,614	806,276
Fair value as a % of principal	103.1%	130.7%	103.2%	104.2%	127.3%	104.3%

(a)

GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

(b)	Except for allowance and liability for estimated losses, amounts shown represent non-GAAP measures.

At June 30, 2021 and 2020, the ratio of fair value as a percentage of principal was 103.1% and 104.2%, respectively, on company owned loans and finance receivables and 103.2% and 104.3%, respectively, on combined loans and finance receivables. These ratios decreased compared to the prior year due primarily to loans acquired in the OnDeck acquisition in October 2020, as these loans have a lower ratio of fair value as a percentage of principal compared to the legacy Enova portfolio. These decreases were partially offset by the seasoning of the portfolio due to a reduction in originations in 2020 following the onset of the COVID 19 pandemic, particularly to new customers, which carry a higher risk of charge-off.

Average Amount Outstanding per Loan and Finance Receivable

The average amount outstanding per loan and finance receivable is calculated as the total combined loans and finance receivables, gross balance at the end of the period divided by the total number of combined loans and finance receivables outstanding at the end of the period. The following table shows the average amount outstanding per loan and finance receivable by product at June 30, 2021 and 2020:

	As of June 30,
	2021	2020
Average amount outstanding per loan and finance receivable (in ones)(a)
Consumer loans and finance receivables(b)	$1,774	$1,979
Small business loans and finance receivables	31,126	18,717
Total loans and finance receivables(b)	$3,696	$2,285

(a)	The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.
(b)

Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

The average amount outstanding per loan and finance receivable increased to $3,696 from $2,285 during the current quarter compared to the prior year quarter, due primarily to an increase in the mix of loans and finance receivables held by small businesses in our portfolio as a result of our acquisition of OnDeck in October 2020.

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

	Three Months Ended
	June 30,
	2021	2020
Average loan and finance receivable origination amount (in ones)(a)
Consumer loans and finance receivables(b)(c)	$612	$287
Small business loans and finance receivables(c)	15,737	4,569
Total loans and finance receivables(b)	$1,409	$288

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)

Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

(c)	For line of credit accounts the average represents the average amount of each incremental draw.

The average loan and finance receivable origination amount increased to $1,409 from $288 during the current quarter compared to the prior year quarter, due primarily to an increase in the mix of higher dollar amount loans and finance receivables to small businesses as a result of our acquisition of OnDeck in 2020.

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

The payment status of a customer, including the degree of any delinquency, is a significant factor in determining estimated charge-offs in the cash flow models that we use to determine fair value. The following table shows payment status on outstanding principal, interest and fees as of the end of each of the last five quarters (in thousands):

	2020			2021
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$816,905	$698,964	$1,310,171	$1,265,987	$1,416,533
Guaranteed by the Company(a)	6,054	8,100	10,163	6,792	9,655
Ending combined loan and finance receivables balance(b)	$822,959	$707,064	$1,320,334	$1,272,779	$1,426,188
> 30 days delinquent	36,797	25,841	122,666	96,228	81,883
> 30 days delinquency rate	4.5%	3.7%	9.3%	7.6%	5.7%

(a)	Represents loans originated by third-party lenders through the CSO programs that we have not yet purchased, which are not included in our consolidated balance sheets.
(b)	Non-GAAP measure.

Consumer Loans and Finance Receivables

The following table includes financial information for our consumer loans and finance receivables. Delinquency metrics include principal, interest and fees, and only amounts that are past due (in thousands):

	2020			2021
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$646,534	$569,556	$576,404	$523,170	$585,087
Guaranteed by the Company(a)	5,195	6,905	8,845	5,691	8,284
Total combined loan and finance receivable principal balance(b)	$651,729	$576,461	$585,249	$528,861	$593,371
Consumer combined loan and finance receivable fair value balance:
Company owned	$690,957	$617,921	$625,219	$581,398	$623,975
Guaranteed by the Company(a)	6,614	7,411	10,289	7,246	10,824
Ending combined loan and finance receivable fair value balance(b)	$697,571	$625,332	$635,508	$588,644	$634,799
Fair value as a % of principal(b)(c)	107.0%	108.5%	108.6%	111.3%	107.0%
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$693,991	$614,676	$619,088	$564,934	$630,203
Guaranteed by the Company(a)	6,054	8,100	10,163	6,792	9,655
Ending combined loan and finance receivable balance(b)	$700,045	$622,776	$629,251	$571,726	$639,858
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$813,497	$646,137	$613,683	$598,900	$580,704
Guaranteed by the Company(a)(d)	7,553	6,855	8,861	8,670	7,585
Average combined loan and finance receivable balance(b)(d)	$821,050	$652,992	$622,544	$607,570	$588,289

Revenue	$236,772	$192,567	$196,880	$181,737	$174,512
Change in fair value	(102,159)	(24,378)	(31,167)	(26,073)	(49,708)
Net revenue	134,613	168,189	165,713	155,664	124,804
Net revenue margin	56.9%	87.3%	84.2%	85.7%	71.5%
Change in fair value as a % of average combined loan and finance receivable balance(b)(d)	12.4%	3.7%	5.0%	4.3%	8.4%

Delinquencies:
> 30 days delinquent	$31,149	$21,559	$24,793	$24,589	$26,201
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	4.4%	3.5%	3.9%	4.3%	4.1%

Charge-offs:
Charge-offs (net of recoveries)	$141,193	$30,670	$34,035	$36,408	$27,050
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	17.2%	4.7%	5.5%	6.0%	4.6%

(a)	Represents loans originated by third-party lenders through the CSO programs that we have not yet purchased, which are not included in our consolidated balance sheets.
(b)	Non-GAAP measure.
(c)	Determined using period-end balances.
(d)	The average combined loan and finance receivable balance is the average of the month-end balances during the period.

The ending balance, including principal and accrued fees/interest outstanding, of combined consumer loans and finance receivables at June 30, 2021 decreased 8.6% to $639.9 million compared to $700.0 million at June 30, 2020, due primarily to lower originations driven by our strategic efforts to mitigate risks associated with the COVID-19 pandemic since March 2020.

The percentage of loans greater than 30 days delinquent decreased to 4.1% at June 30, 2021, compared to 4.4% at June 30, 2020. The decrease was driven primarily by having a more seasoned and lower risk portfolio due to reduced originations. We also believe that credit has been favorably impacted by governmental stimulus efforts.

Charge-offs (net of recoveries) as a percentage of average combined loan balance decreased to 4.6% for the current quarter, compared to 17.2% for the prior year quarter, driven primarily by having a more seasoned and lower risk portfolio remaining as originations since the onset of the COVID-19 pandemic have been significantly lower and the majority of higher risk loans to new customers originated in prior quarters have been charged off.

The ratio of fair value as a percentage of principal on consumer loans and finance receivables was 107.0% at June 30, 2021, compared to 107.0% at June 30, 2020 and 111.3% at March 31, 2021. The decrease from March 31, 2021 was primarily driven by the acceleration of originations across the second quarter, particularly to new customers, which carry a higher risk of charge-off, partially offset by lower discount rates. Refer also to “Results of Operations—COVID-19” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on loan valuation.

Small Business Loans and Finance Receivables

The following table includes financial information for our small business loans and finance receivables. Delinquency metrics include principal, interest, and fees, and only amounts that are past due (in thousands):

	2020			2021
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$121,070	$81,733	$686,730	$696,678	$781,793
Ending loan and finance receivable fair value balance	108,705	75,449	616,287	649,313	784,728
Fair value as a % of principal(a)	89.8%	92.3%	89.7%	93.2%	100.4%

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$122,914	$84,288	$691,083	$701,053	$786,330

Average loan and finance receivable balance(b)	$158,684	$101,819	$539,675	$700,348	$739,378

Revenue	$14,930	$10,830	$64,419	$75,560	$85,561
Change in fair value	(18,513)	1,601	10,818	4,995	45,078
Net revenue	(3,583)	12,431	75,237	80,555	130,639
Net revenue margin	(24.0)%	114.8%	116.8%	106.6%	152.7%
Change in fair value as a % of average loan balance(b)	11.7%	(1.6)%	(2.0)%	(0.7)%	(6.1)%

Delinquencies:
> 30 days delinquent	$5,648	$4,282	$97,873	$71,639	$55,682
> 30 days delinquent as a % of loan balance(a)	4.6%	5.1%	14.2%	10.2%	7.1%

Charge-offs:
Charge-offs (net of recoveries)	$14,782	$4,496	$21,052	$18,042	$5,102
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	9.3%	4.4%	3.9%	2.6%	0.7%

(a)	Determined using period-end balances.
(b)	The average loan and finance receivable balance is the average of the month-end balances during the period.

The ending balance, including principal and accrued fees/interest outstanding, of small business loans and finance receivables at June 30, 2021 increased 539.7% to $786.3 million compared to $122.9 million at June 30, 2020, due primarily to the acquisition of OnDeck in the fourth quarter of 2020. Excluding OnDeck, the ending balance, including principal and accrued fees/interest outstanding, of small business loans and finance receivables at June 30, 2021 increased 19.9% due primarily to a gradual increase in originations that began in the third quarter of 2020 and continued to ramp up in 2021.

The percentage of loans greater than 30 days delinquent increased to 7.1% at June 30, 2021, compared to 4.6% at June 30, 2020. The increase was driven primarily by the inclusion of OnDeck loans, which have a higher percentage of loans greater than 30 days delinquent compared to our legacy small business portfolio. Since the acquisition of OnDeck, delinquency has improved in all of our small business portfolios, as we have actively worked with our customers to understand their financial situations, offering a variety of repayment options to increase flexibility and reducing or deferring payments for impacted customers.

Charge-offs (net of recoveries) as a percentage of average loan balance decreased to 0.7% for the current quarter, compared to 9.3% in the prior year quarter, due primarily to our efforts to assist customers as well as the impact of governmental stimulus.

The ratio of fair value as a percentage of principal on small business loans and finance receivables was 100.4% at June 30, 2021, compared to 89.8% at June 30, 2020. The increase was due primarily to strong cash collections, improvements in anticipated cash flow in our valuation models due to reduced risk, and lower discount rates. The ratio of fair value as a percentage of principal has improved for the legacy Enova portfolio since the second quarter of 2020 and the OnDeck portfolio since acquisition.

Total Expenses

Total expenses increased $90.6 million, or 197.7%, to $136.4 million in the current quarter, compared to $45.8 million in the prior year quarter. On a constant currency basis, total expenses increased $90.0 million, or 196.4%, in the current quarter as compared to the prior year quarter.

Marketing expense increased to $55.2 million in the current quarter compared to $3.0 million in the prior year quarter due primarily to our efforts to capture increasing market demand for loan products in the current quarter. The prior year quarter was abnormally low due to our strategic actions to mitigate risks associated with the COVID-19 pandemic.

Operations and technology expense increased to $35.0 million in the current quarter compared to $16.5 million in the prior year quarter, due primarily to the acquisition of OnDeck in October 2020 and higher variable underwriting costs due to the increase in originations.

General and administrative expense increased $16.4 million, or 73.2%, to $38.7 million in the current quarter compared to $22.3 million in the prior year quarter, due primarily to the acquisition of OnDeck in October 2020, partially offset by various cost containment initiatives implemented to mitigate the impact of COVID-19 and synergies achieved on the OnDeck acquisition.

Depreciation and amortization expense increased $3.5 million or 86.3% compared to the prior year quarter driven primarily by fixed assets and intangible assets acquired with OnDeck and Pangea and, to a lesser extent, additional internally-developed software placed into service.

Interest Expense, Net

Interest expense, net decreased $1.0 million, or 4.7%, to $19.4 million in the current quarter compared to $20.4 million in the prior year quarter. The decrease was due primarily to a decrease in the average amount of debt outstanding, which decreased $51.3 million to $986.1 million during the current quarter from $1,037.4 million during the prior year quarter, and a decrease in the weighted average interest rate on our outstanding debt to 7.81% during the current quarter from 7.97% during the prior year quarter.

Provision for Income Taxes

The effective tax rate from continuing operations of 22.4% in the current quarter was lower than the 27.4% rate recorded in the prior year quarter due primarily to the significant increase in book operating income as compared to the prior year quarter and a lesser rate impact attributable to nondeductible executive and stock compensation and other nondeductible expenses.

As of June 30, 2021, the balance of unrecognized tax benefits was $39.1 million which is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, $11.4 million of which, if recognized, would favorably affect the effective tax rate in the period of recognition. We had $45.3 million and $39.0 million of unrecognized tax benefits as of June 30, 2020 and December 31, 2020, respectively. We believe that we have adequately accounted for any material tax uncertainties in our existing reserves for all open tax years.

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

Net Income

Net income increased $32.2 million, or 66.9%, to $80.2 million during the current quarter compared to $48.0 million during the prior year quarter. The increase was due primarily to favorable credit performance in the loan portfolio in the current quarter.

SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO SIX MONTHS ENDED JUNE 30, 2020

Revenue and Net Revenue

Revenue decreased $91.1 million, or 14.8%, to $524.2 million for the six-month period ended June 30, 2021, or current six-month period, as compared to $615.3 million for the six-month period ended June 30, 2020, or prior year six-month period. On a constant currency basis, revenue decreased by $91.8 million, or 14.9%, for the current six-month period compared to the prior year six-month period. The decrease was driven by a 41.5% decrease in revenue from our sub-prime consumer portfolio and a 29.7% decrease in revenue from our near-prime consumer portfolio due to lower average loan balances in the in the current six-month period compared to the prior year six-month period, partially offset by a 314.9% increase in revenue from our small business portfolio, primarily due to the acquisition of OnDeck.

Net revenue for the current six-month period was $497.5 million compared to $258.9 million for the prior year six-month period. Our consolidated net revenue margin was 94.9% for the current six-month period compared to 42.1% for the prior year six-month period.

The following table sets forth the components of revenue and gross profit, separated by product for the current six-month period and the prior year six-month period (in thousands):

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$356,249	$572,672	$(216,423)	(37.8)%
Small business loans and finance receivables revenue	161,121	38,836	122,285	314.9
Total loans and finance receivables revenue	517,370	611,508	(94,138)	(15.4)
Other	6,794	3,805	2,989	78.6
Total revenue	524,164	615,313	(91,149)	(14.8)
Change in fair value	(26,665)	(356,391)	329,726	(92.5)
Net revenue	$497,499	$258,922	$238,577	92.1%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	68.0%	93.1%
Small business loans and finance receivables revenue	30.7	6.3
Total loans and finance receivables revenue	98.7	99.4
Other	1.3	0.6
Total revenue	100.0	100.0
Change in fair value	(5.1)	(57.9)
Net revenue	94.9%	42.1%

Average Loan Origination

The average loan and finance receivable origination amount is calculated as the total amount of combined loans and finance receivables originated, renewed and purchased for the period divided by the total number of combined loans and finance receivables originated, renewed and purchased for the period. The following table shows the average loan and finance receivable origination amount by product for the current six-month period compared to the prior year six-month period:

	Six Months Ended
	June 30,
	2021	2020
Average loan and finance receivable origination amount (in ones)(a)
Consumer loans and finance receivables(b)(c)	$558	$449
Small business loans and finance receivables(c)	15,006	11,072
Total loans and finance receivables(b)	$1,348	$517

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)

Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

(c)	Represents the average amount of each incremental draw on line of credit accounts.

The average loan origination amount increased to $1,348 from $517 during the current six-month period compared to the prior year six-month period, due primarily to an increase in the mix of higher dollar amount loans and finance receivables to small businesses as a result of our acquisition of OnDeck in 2020.

Total Expenses

Total expenses increased $108.0 million, or 75.4%, to $251.3 million in the current six-month period, compared to $143.3 million in the prior year six-month period. On a constant currency basis, total expenses increased $107.4 million, or 75.0%, for the current six-month period compared to the prior year six-month period.

Marketing expense increased to $83.8 million in the current six-month period compared to $37.5 million in the prior year six-month period. The increase was due primarily to the inclusion of OnDeck as well as our efforts to capture increasing market demand for loan products in the current six-month period. The prior year six-month period was low due to our strategic reduction of marketing spend beginning late first quarter 2020 to mitigate risks associated with the COVID-19 pandemic.

Operations and technology expense increased to $70.6 million in the current six-month period compared to $47.8 million in the prior year six-month period, due primarily to the inclusion of OnDeck.

General and administrative expense increased $32.5 million, or 64.6%, to $82.8 million in the current six-month period compared to $50.3 million in the prior year six-month period, due primarily to the inclusion of OnDeck and higher employee-related costs, partially offset by various cost containment initiatives implemented to mitigate the impact of COVID-19.

Depreciation and amortization expense increased $6.4 million or 83.6% compared to the prior year quarter driven primarily by fixed assets and intangible assets acquired with OnDeck and Pangea and, to a lesser extent, additional internally-developed software placed into service.

Interest Expense, Net

Interest expense, net decreased $1.4 million, or 3.5%, to $39.3 million in the current six-month period compared to $40.7 million in the prior year six-month period. The decrease was due primarily to a decrease in the average amount of debt outstanding, which decreased $56.5 million to $966.3 million during the current six-month period from $1,022.8 million during the prior year six-month period, partially offset by an increase in the weighted average interest rate on our outstanding debt to 8.20% during the current six-month period from 8.06% during the prior year six-month period.

Provision for Income Taxes

The effective tax rate of 24.6% in the current six-month period was lower than the effective tax rate of 28.2% in the prior year six-month period due primarily to the significant increase in book operating income as compared to the prior year and a lesser rate impact attributable to nondeductible executive and stock compensation and other nondeductible expenses..

Net Income

Net income increased $102.6 million, or 191.8%, to $156.1 million during the current six-month period compared to $53.5 million during the prior year six-month period. The increase was due primarily to favorable credit performance in the loan portfolio in the current six-month period and the negative impact of the COVID-19 pandemic on loan values in the prior year six-month period, partially offset by increased marketing spend.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

Given the unprecedented economic circumstances resulting from the COVID-19 pandemic and high degree of uncertainty, we have taken several actions to create a stable and flexible balance sheet that ensures liquidity and funding available to meet our business obligations. We elected to access our committed funding lines prior to March 31, 2020 to preserve optionality in the face of uncertainty, and prior to June 30, 2020 we repaid the outstanding balance of our revolving credit agreement. Despite our higher than normal cash balances, we drew funds in January 2021 to meet the minimum utilization requirements of the revolving credit agreement and prior to June 30, 2021, we repaid the outstanding balance of our revolving credit agreement. As of June 30, 2021, we had cash, cash equivalents, and restricted cash of $447.2 million, of which $52.8 million was restricted, compared to $369.2 million, of which $71.9 million was restricted, as of December 31, 2020. As of June 30, 2021, we had committed and undrawn funding capacity of $533.9 million for our domestic operations and an additional $27.4 million (AU$36.6 million) available to support our operations in Australia. Based on numerous stressed-case modeling scenarios, we believe we have sufficient liquidity to run our operations for the foreseeable future. Further, we have no recourse debt obligations due until September 2024.

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

On June 30, 2017, we entered into a secured revolving credit agreement (as amended, the “Credit Agreement”). On April 13, 2018, October 5, 2018, July 1, 2019 and May 10, 2021, we and certain of our operating subsidiaries entered into amendments to our Credit Agreement. As of July 29, 2021, our available borrowings under the Credit Agreement were $309.5 million. Since 2016, we have entered into several loan securitization facilities and offered asset-backed notes to fund our growth, primarily in our near-prime consumer installment loan business. As a result of our acquisition of OnDeck in 2020, we added several additional securitization facilities and asset-backed notes supported by OnDeck’s small business loans, as summarized below under “Current Debt Facilities.” As of July 29, 2021, we had committed and undrawn funding capacity of $290.1 million for our domestic operations and an additional $24.5 million (AU$33.1 million) available to support our operations in Australia. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer and small business loan securitization facilities.

As of June 30, 2021, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending, which could be expected to generate additional liquidity.

Capital

Our Total stockholders’ equity increased by $175.9 million to $1,094.8 million at June 30, 2021 from $918.8 million at December 31, 2020. The increase of stockholders’ equity was driven primarily by net income for the six months ended June 30, 2021. Our book value per share outstanding increased to $29.69 at June 30, 2021 from $25.69 at December 31, 2020, which was primarily driven by our net income in the period.

On November 5, 2020, we announced the Board of Directors had authorized a share repurchase program for up to $50.0 million of our outstanding common stock through December 31, 2021 (the “2020 Authorization”). Repurchases under our repurchase programs will be made in accordance with applicable securities laws from time to time in the open market, through privately negotiated transactions or otherwise. The share repurchase program does not obligate us to purchase any shares of our common stock. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors in its discretion at any time. During the six months ended June 30, 2021, we had no repurchases of common stock under the share repurchase program.

Cash

At June 30, 2021, we had $394.4 million of available unrestricted cash to fund our future operations compared to approximately $297.3 million at December 31, 2020.

Our cash and cash equivalents at June 30, 2021 were held primarily for working capital purposes and will be used to fund a portion of our lending activities. From time to time, we use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest cash in excess of our immediate working capital requirements in short-term investments, deposit accounts or other arrangements designed to preserve the principal balance and maintain adequate liquidity. Our excess cash may be invested primarily in overnight sweep accounts, money market instruments or similar arrangements that provide competitive returns consistent with our polices and market conditions.

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

Current Debt Facilities

The following table summarizes our debt facilities as of June 30, 2021.

	Maturity date		Weighted average interest rate(a)	Borrowing capacity		Principal outstanding
Funding Debt:
2018-1 Securitization Facility	July 2023	(b)	5.00%	150,000		25,628
2018-2 Securitization Facility	October 2022	(c)	3.87%	4,962		4,962
2019-1 Securitization Facility	February 2022	(d)	—	—		—
2018-A Notes	May 2026		7.37%	8,107		8,107
2019-A Notes	June 2026		6.74%	42,154		42,154
OnDeck Account Receivables Trust 2013-1	May 2021	(e)	—	—		—
Receivable Assets of OnDeck	December 2023	(f)	2.62%	100,000		—
OnDeck Asset Funding II	August 2022	(g)	—	—		—
OnDeck Asset Securitization Trust III	May 2027	(h)	2.07%	300,000		300,000
Other funding debt(i)	Various	(j)	4.60%	60,442		32,996
Total funding debt			3.10%	$665,665		$413,847
Corporate Debt:
8.50% Senior Notes Due 2024	September 2024		8.50%	250,000		250,000
8.50% Senior Notes Due 2025	September 2025		8.50%	375,000		375,000
Revolving line of credit	June 2025		4.00%	310,000	(k)	—
Other corporate debt	April 2022		1.00%	795		795
Total corporate debt			8.50%	$935,795		$625,795

(a)

The weighted average interest rate is determined based on the rates and principal balances on June 30, 2021. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

(b)	The period during which new borrowings may be made under this facility expires in July 2021.
(c)	The period during which new borrowings may be made under this facility expired in October 2020.
(d)	The period during which new borrowings may be made under this facility expired in February 2021. This facility was repaid and terminated on February 25, 2021.
(e)	The period during which new borrowings may be made under this facility expired in October 2020. This facility was repaid and terminated on February 19, 2021.
(f)	The period during which new borrowings may be made under this facility expires in December 2022.
(g)	This facility was repaid and terminated on June 15, 2021.
(h)	The period during which new borrowings may be made under this facility expires in April 2024.
(i)

These debt facilities support our operations in Australia and are denominated in Australian dollars. The total local currency borrowing capacity is AU$80.6 million, of which there is AU$44.0 million in principal outstanding at June 30, 2021.

(j)	The periods during which new borrowings may be made under the various agreements expire between June 2021 and March 2024. Maturity dates range from December 2021 through March 2024.
(k)	We had an outstanding letter of credit under the Revolving line of credit of $0.5 million as of June 30, 2021.

Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Cash flows provided by operating activities
Cash flows from operating activities - continuing operations	$219,930	$483,734
Cash flows from operating activities - discontinued operations	—	(288)
Total cash flows provided by operating activities	219,930	483,446
Cash flows used in investing activities
Loans and finance receivables	(184,206)	(41,092)
Acquisitions, net of cash acquired	(28,358)	(3,597)
Purchases of property and equipment	(14,402)	(12,716)
Other investing activities	25	57
Total cash flows used in investing activities	(226,941)	(57,348)
Cash flows provided by (used in) financing activities	$84,594	$(141,892)

Cash Flows from Operating Activities

Net cash provided by operating activities from continuing operations decreased $263.8 million, or 54.5%, to $219.9 million in the current six-month period from $483.7 million for the prior year six-month period. The decrease was driven primarily by reduced originations since the beginning of the COVID-19 pandemic and the mix shift from consumer to small business loans and finance receivables, which generally yield less revenue.

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

Cash Flows from Investing Activities

Net cash used in investing activities increased $169.6 million, or 295.7%, for the current six-month period compared to the prior year six-month period. This increase was due primarily to a $143.1 million increase in net loan and finance receivables originations driven by the strategic reduction in originations and acquisitions of loans and finance receivables to mitigate risks associated with the COVID-19 pandemic in the prior year. Additionally, we acquired Pangea for $28.4 million, net of cash acquired, in the current year.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the current six-month period were driven primarily by $81.1 million in net borrowings under our securitization facilities. Cash flows used in financing activities for the prior year six-month period were driven primarily by

$72.0 million in net payments made under the Credit Agreement, $54.6 million in treasury shares purchased and $15.1 million in net payments made under our securitization facilities.

On October 24, 2019, we announced the Board of Directors had authorized a share repurchase program totaling $75.0 million that expired December 31, 2020 (the “2019 Authorization”). On November 5, 2020, we announced the Board of Directors had authorized the 2020 Authorization discussed above. The 2020 Authorization was an expansion of the 2019 Authorization. During the prior year six-month period, we repurchased $53.5 million of common stock under the share repurchase programs; we had no repurchases of common stock under the share repurchase programs during the current year six-month period.

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

We carry our loans and finance receivables at fair value with changes in fair value recognized directly in earnings. As of June 30, 2021, we were exposed to interest rate risk on our loans and finance receivables, which have fixed interest rates. The fair values of loans are estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The pricing on many fixed income securities is highly dependent upon interest rates and credit spreads that change on a daily basis. The discount rates utilized in the valuation of our products are not as reactive to minor shifts in underlying interest rates as i.) the interest component is relatively minor in size compared with the non-interest rate component of the discount rate and ii.) a market participant’s basis for adjusting the required rate of return is less likely to be impacted by minor shifts in the underlying interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2021 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b) (in thousands)
April 1 – April 30, 2021	36,589	33.54	—	50,000
May 1 – May 31, 2021	11,778	34.35	—	50,000
June 1 – June 30, 2021	587	34.21	—	50,000
Total	48,954	$33.74	—	$50,000

(a)

Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 36,589, 11,778 and 587 for the months of April, May and June, respectively.

(b)	On November 5, 2020, the Board of Directors authorized a share repurchase program for the repurchase of up to $50.0 million of the Company’s common stock through December 31, 2021.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

4.1

Base Indenture, dated as of May 5, 2021, by and among OnDeck Asset Securitization Trust III LLC as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee of Asset Backed Notes (Issuable in Series of Notes)#

4.2

Series 2021-1 Indenture Supplement dated as of May 5, 2021 to Base Indenture dated as of May 5, 2021, by and among OnDeck Asset Securitization Trust III LLC as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee of up to $500,000,000 of Asset Backed Notes#

10.1

Fifth Amendment, Consent and Joinder to Credit Agreement and Amendment to Security Agreement by and among Enova International, Inc., the other borrowers and guarantors party thereto, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent, dated as of May 10, 2021#

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Certain information has been excluded from this exhibit because it is both not material and would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2021	ENOVA INTERNATIONAL, INC.

	By:	/s/ Steven E. Cunningham
Steven E. Cunningham
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)