Form 10-Q
period 2021-09-30
Enova International, Inc.
filed 2021-10-29
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

36,421,332 of the Registrant’s common shares, $.00001 par value, were outstanding as of October 27, 2021.

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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	September 30,		December 31,
	2021	2020	2020
Assets
Cash and cash equivalents(1)	$229,088	$490,033	$297,273
Restricted cash(1)	59,053	45,017	71,927
Loans and finance receivables at fair value(1)	1,635,282	693,370	1,241,506
Income taxes receivable	4,799	—	—
Other receivables and prepaid expenses(1)	52,975	25,117	40,301
Property and equipment, net	81,149	63,403	79,417
Operating lease right-of-use assets	36,105	20,370	40,123
Goodwill	279,275	267,868	267,974
Intangible assets, net	37,458	1,623	26,008
Other assets(1)	52,315	27,363	43,546
Total assets	$2,467,499	$1,634,164	$2,108,075
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses(1)	$124,584	$76,526	$124,071
Operating lease liabilities	61,985	35,258	67,956
Income taxes currently payable	—	15,339	2,624
Deferred tax liabilities, net	71,297	69,874	48,129
Long-term debt(1)	1,075,380	863,472	946,461
Total liabilities	1,333,246	1,060,469	1,189,241
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 43,224,666, 36,190,857 and 41,936,784 shares issued and 36,427,705, 30,111,727 and 35,762,926 outstanding as of September 30, 2021 and 2020 and December 31, 2020, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	217,051	74,868	187,981
Retained earnings	1,057,111	618,775	849,466
Accumulated other comprehensive loss	(8,185)	(8,547)	(6,898)
Treasury stock, at cost (6,796,961, 6,079,130 and 6,173,858 shares as of September 30, 2021 and 2020 and December 31, 2020, respectively)	(133,041)	(111,401)	(113,201)
Total Enova International, Inc. stockholders’ equity	1,132,936	573,695	917,348
Noncontrolling interest	1,317	—	1,486
Total stockholders’ equity	1,134,253	573,695	918,834
Total liabilities and stockholders’ equity	$2,467,499	$1,634,164	$2,108,075

(1)	Includes amounts in wholly owned, bankruptcy-remote special purpose subsidiaries (“VIEs”) presented separately in the table below.

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

	September 30,		December 31,
	2021	2020	2020
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$1,807	$525	$420
Restricted cash	47,183	42,656	64,811
Loans and finance receivables at fair value	573,303	339,445	528,877
Other receivables and prepaid expenses	3,983	4,449	4,827
Other assets	2,176	1,870	1,639
Total assets	$628,452	$388,945	$600,574
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$3,610	$1,953	$3,056
Affiliate note payable	5,692	—	4,065
Long-term debt	457,537	247,372	329,855
Total liabilities	$466,839	$249,325	$336,976

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$320,160	$204,545	$844,324	$819,858
Change in Fair Value	(73,778)	(22,777)	(100,443)	(379,168)
Net Revenue	246,382	181,768	743,881	440,690
Expenses
Marketing	79,726	4,629	163,548	42,175
Operations and technology	37,966	17,702	108,628	65,472
General and administrative	33,557	33,656	116,321	83,943
Depreciation and amortization	8,914	3,770	23,001	11,444
Total Expenses	160,163	59,757	411,498	203,034
Income from Operations	86,219	122,011	332,383	237,656
Interest expense, net	(18,163)	(18,634)	(57,493)	(59,387)
Foreign currency transaction loss	(109)	(30)	(383)	(7)
Equity method investment income	529	—	2,558	—
Other nonoperating expenses	—	—	(1,128)	—
Income before Income Taxes	68,476	103,347	275,937	178,262
Provision for income taxes	16,667	9,671	67,607	30,812
Net income from continuing operations before noncontrolling interest	51,809	93,676	208,330	147,450
Less: Net income attributable to noncontrolling interest	261	—	685	—
Net income from continuing operations	51,548	93,676	207,645	147,450
Net loss from discontinued operations	—	(9)	—	(297)
Net income attributable to Enova International, Inc.	$51,548	$93,667	$207,645	$147,153
Earnings (Loss) Per Share attributable to Enova International, Inc.:
Earnings (loss) per common share – basic:
Continuing operations	$1.40	$3.11	$5.68	$4.78
Discontinued operations	—	—	—	(0.01)
Earnings (loss) per common share – basic	$1.40	$3.11	$5.68	$4.77
Earnings (loss) per common share – diluted:
Continuing operations	$1.36	$3.09	$5.48	$4.73
Discontinued operations	—	—	—	(0.01)
Earnings (loss) per common share – diluted	$1.36	$3.09	$5.48	$4.72
Weighted average common shares outstanding:
Basic	36,744	30,108	36,554	30,880
Diluted	37,984	30,363	37,874	31,180

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income from continuing operations before noncontrolling interest	$51,809	$93,667	$208,330	$147,153
Other comprehensive loss, net of tax:
Foreign currency translation (loss) gain(1)	(2,174)	52	(1,017)	(5,481)
Ownership change in noncontrolling interest	—	—	(270)	—
Total other comprehensive (loss) gain, net of tax	(2,174)	52	(1,287)	(5,481)
Comprehensive Income	49,635	93,719	207,043	141,672
Net income attributable to noncontrolling interest	(261)	—	(685)	—
Foreign currency translation loss attributable to noncontrolling interests	40	—	52	—
Ownership change in noncontrolling interest	—	—	802	—
Comprehensive (income) loss attributable to the noncontrolling interest	(221)	—	169	—
Comprehensive income attributable to Enova International, Inc.	$49,414	$93,719	$207,212	$141,672

(1)

Net of tax benefit of $682 and $621 for the three months ended September 30, 2021 and 2020, respectively, and $426 and $2,326 for the nine months ended September 30, 2021 and 2020, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

								Total Enova
					Accumulated			International,
			Additional		Other			Inc.		Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest	Equity
Balance at June 30, 2020	36,180	$—	$71,100	$525,108	$(8,599)	(6,078)	$(111,389)	$476,220	$—	$476,220
Stock-based compensation expense	—	—	3,768	—	—	—	—	3,768	—	3,768
Shares issued for vested RSUs	11	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	—	—	—	—	—	—	—	—	—	—
Net income attributable to Enova International, Inc.	—	—	—	93,667	—	—	—	93,667	—	93,667
Foreign currency translation loss, net of tax	—	—	—	—	52	—	—	52	—	52
Purchases of treasury shares, at cost	—	—	—	—	—	(1)	(12)	(12)	—	(12)
Balance at September 30, 2020	36,191	$—	$74,868	$618,775	$(8,547)	(6,079)	$(111,401)	$573,695	$—	$573,695

Balance at June 30, 2021	43,185	$—	$211,548	$1,005,563	$(6,011)	(6,313)	$(117,439)	$1,093,661	$1,096	$1,094,757
Stock-based compensation expense	—	—	5,018	—	—	—	—	5,018	—	5,018
Shares issued for vested RSUs	14	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	26	—	485	—	—	—	—	485	—	485
Net income attributable to Enova International, Inc.	—	—	—	51,548	—	—	—	51,548	—	51,548
Foreign currency translation loss, net of tax	—	—	—	—	(2,174)	—	—	(2,174)	(40)	(2,214)
Purchases of treasury shares, at cost	—	—	—	—	—	(484)	(15,602)	(15,602)	—	(15,602)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	261	261
Balance at September 30, 2021	$43,225	$—	$217,051	$1,057,111	$(8,185)	$(6,797)	$(133,041)	$1,132,936	$1,317	$1,134,253

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

								Total Enova
					Accumulated			International,
			Additional		Other			Inc.		Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest	Equity
Balance at December 31, 2019	35,765	$—	$63,791	$372,681	$(3,066)	(2,790)	$(56,793)	$376,613	$—	$376,613
Stock-based compensation expense	—	—	10,888	—	—	—	—	10,888	—	10,888
Shares issued for vested RSUs	410	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	16	—	189	—	—	—	—	189	—	189
Net income attributable to Enova International, Inc.	—	—	—	147,153	—	—	—	147,153	—	147,153
Foreign currency translation loss, net of tax	—	—	—	—	(5,481)	—	—	(5,481)	—	(5,481)
Purchases of treasury shares, at cost	—	—	—	—	—	(3,289)	(54,608)	(54,608)	—	(54,608)
Cumulative effect of accounting change	—	—	—	98,941	—	—	—	98,941	—	98,941
Balance at September 30, 2020	36,191	$—	$74,868	$618,775	$(8,547)	(6,079)	$(111,401)	$573,695	$—	$573,695

Balance at December 31, 2020	41,937	$—	$187,981	$849,466	$(6,898)	(6,174)	$(113,201)	$917,348	$1,486	$918,834
Stock-based compensation expense	—	—	16,072	—	—	—	—	16,072	—	16,072
Shares issued for vested RSUs	757	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	531	—	11,926	—	—	—	—	11,926	—	11,926
Net income attributable to Enova International, Inc.	—	—	—	207,645	—	—	—	207,645	—	207,645
Foreign currency translation loss, net of tax	—	—	—	—	(1,017)	—	—	(1,017)	(52)	(1,069)
Purchases of treasury shares, at cost	—	—	—	—	—	(623)	(19,840)	(19,840)	—	(19,840)
Ownership change in noncontrolling interest	—	—	1,072	—	(270)	—	—	802	(802)	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	.	—	685	685
Balance at September 30, 2021	43,225	$—	$217,051	$1,057,111	$(8,185)	(6,797)	$(133,041)	$1,132,936	$1,317	$1,134,253

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities
Net income before noncontrolling interest	$208,330	$147,153
Add: net loss from discontinued operations	—	297
Net income from continuing operations	208,330	147,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,001	11,444
Amortization of deferred loan costs and debt discount	5,022	4,607
Change in fair value of loans and finance receivables	98,254	379,168
Stock-based compensation expense	16,072	10,888
Loss on early extinguishment of debt	378	—
Operating leases, net	(1,835)	(1,255)
Lease termination and cease-use loss (gain)	(113)	—
Deferred income taxes, net	23,580	(4,174)
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(18,265)	67,323
Other receivables and prepaid expenses and other assets	(10,505)	(1,747)
Accounts payable and accrued expenses	(7,560)	(25,094)
Current income taxes	(11,202)	34,920
Cash flows from operating activities - continuing operations	325,157	623,530
Cash flows from operating activities - discontinued operations	—	(297)
Net cash provided by operating activities	325,157	623,233
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(1,832,008)	(584,515)
Loans and finance receivables repaid	1,361,592	625,020
Acquisitions, net of cash acquired	(29,153)	(3,597)
Purchases of property and equipment	(22,031)	(19,835)
Other investing activities	25	57
Net cash (used in) provided by investing activities	(521,575)	17,130
Cash Flows from Financing Activities
Borrowings under revolving line of credit	102,000	100,250
Repayments under revolving line of credit	(102,000)	(172,250)
Borrowings under securitization facilities	390,054	119,200
Repayments under securitization facilities	(260,798)	(178,496)
Debt issuance costs paid	(5,909)	(388)
Proceeds from exercise of stock options	11,926	189
Treasury shares purchased	(19,840)	(54,608)
Net cash provided by (used in) financing activities	115,433	(186,103)
Effect of exchange rates on cash, cash equivalents and restricted cash	(74)	(174)
Net (decrease) increase in cash, cash equivalents and restricted cash	(81,059)	454,086
Cash, cash equivalents and restricted cash at beginning of year	369,200	80,964
Cash, cash equivalents and restricted cash at end of period	$288,141	$535,050

Supplemental Disclosures
Loans and finance receivables renewed	$152,498	$34,554

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

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

On July 28, 2020, the Company and OnDeck Capital Inc. (“OnDeck”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, OnDeck and Energy Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub would merge with and into OnDeck, with OnDeck surviving as an indirect wholly owned subsidiary of the Company. On October 13, 2020, the Company and OnDeck completed the transaction following the approval of OnDeck’s stockholders and the satisfaction of all other closing conditions. The accompanying unaudited consolidated results of operations for the three and nine months ended September 30, 2021 include the results of operations for OnDeck, affecting comparability of 2021 and 2020 amounts. The Company has performed a valuation analysis of identifiable assets acquired and liabilities assumed and allocated the aggregate purchase consideration based on the fair values of those identifiable assets and liabilities.

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

The consolidated financial statements presented as of September 30, 2021 and 2020 and for the three and nine-month periods ended September 30, 2021 and 2020 are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results for such interim periods. Operating results for the three and nine-month periods are not necessarily indicative of the results that may be expected for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current year presentation. With the acquisition of OnDeck, small business loans comprise a significantly larger portion of the Company’s overall loan portfolio. Where presented on a disaggregated basis, loans and finance receivables that were previously grouped as line of credit accounts and installment loans and RPAs, are now grouped at the consumer and small business levels as management has deemed these groupings to be more meaningful to users of the financial statements.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Discontinued Operations

Beginning in 2007, the Company provided services in the United Kingdom under various brands, including QuickQuid, Pounds to Pocket and On Stride. Due in part to the level of claim and legal settlement costs incurred in conducting its U.K. business and unsuccessful discussions with U.K regulators, on October 24, 2019, the Company announced its intent to exit the U.K. market. On October 25, 2019, Grant Thornton LLP, a licensed U.K. insolvency practitioner, was appointed as administrators (“Administrators”) to take control of management of the U.K. businesses. The effect of the U.K. businesses’ entry into administration was to place their management, affairs, business and property under the direct control of the Administrators. During the first quarter of 2020, the Company recorded an impairment charge of $0.4 million ($0.3 million net of taxes) to write down a receivable on certain expenses incurred by the Company prior to administration that were deemed non-reimbursable by the Administrators.

The Company entered into a service agreement with the Administrators under which the Company provides certain administrative, technical and other services in exchange for compensation by the Administrators. The agreement was extended and is scheduled to expire January 8, 2022 but with options to extend the term for three-month periods. During the three months ended September 30, 2021 and 2020, the Company recorded $0.8 million and $1.0 million, respectively, and during the nine months ended September 30, 2021 and 2020 the Company recorded $2.4 million and $4.1 million, respectively, in revenue related to these services. As of September 30, 2021 and 2020 and December 31, 2020, the Administrators owed the Company $0.7 million, $1.0 million and $0.9 million, respectively, related to services provided.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	September 30,
	2021	2020
Cash and cash equivalents	$229,088	$490,033
Restricted cash	59,053	45,017
Total cash, cash equivalents and restricted cash	$288,141	$535,050

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

The Company generally charges off loans and finance receivables between 60 and 65 days delinquent. If a loan or finance receivable is deemed uncollectible prior to this, it is charged off at that point. For the OnDeck portfolio, the Company generally charges off a loan when it is probable that it will be unable to collect all of the remaining principal payments, which is generally after 90 days of delinquency and 30 days of non-activity. Loans and finance receivables classified as delinquent generally have an age of one to 64 days from the date any portion of the receivable became delinquent, as defined above. Recoveries on loans and finance receivables that were previously charged off are generally recognized when collected or sold.

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

Equity Method Investments

With the acquisition of OnDeck, as discussed in Note 2, the Company records its interest in On Deck Capital Canada Holdings, Inc. (“OnDeck Canada”) under the equity method of accounting. As of September 30, 2021 and December 31, 2020, the carrying value of the Company’s investment in OnDeck Canada was $13.3 and $10.5 million, respectively, which the Company has included in “Other assets” on the consolidated balance sheets.

On February 24, 2021 the Company contributed the platform-as-service business assumed in the OnDeck acquisition to Linear Financial Technologies Holding LLC (“Linear”) in exchange for ownership units in that entity. The Company records its interest in

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Linear under the equity method of accounting. As of September 30, 2021, the carrying value of the Company’s investment in Linear was $5.6 million, which the Company has included in “Other assets” on the consolidated balance sheets.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The operating results of Pangea are included in, but not material to, the Company’s consolidated financial statements from the date of acquisition. Its revenues and cost of revenues are included in “Revenues” and “Change in Fair Value,” respectively, in the Consolidated Statements of Income.

3.	Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three and nine months ended September 30, 2021 and 2020 was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Consumer loans and finance receivables revenue	$215,432	$192,567	$571,681	$765,239
Small business loans and finance receivables revenue	100,610	10,830	261,731	49,666
Total loans and finance receivables revenue	316,042	203,397	833,412	814,905
Other	4,118	1,148	10,912	4,953
Total revenue	$320,160	$204,545	$844,324	$819,858

Loans and Finance Receivables at Fair Value

The components of Company-owned loans and finance receivables at September 30, 2021 and 2020 and December 31, 2020 were as follows (dollars in thousands):

	As of September 30, 2021
		Small
	Consumer	Business	Total
Principal balance - accrual	$650,377	$840,778	$1,491,155
Principal balance - non-accrual	59,404	35,890	95,294
Total principal balance	709,781	876,668	1,586,449

Loans and finance receivables at fair value - accrual	718,194	891,722	1,609,916
Loans and finance receivables at fair value - non-accrual	5,359	20,007	25,366
Loans and finance receivables at fair value	723,553	911,729	1,635,282
Difference between principal balance and fair value	$13,772	$35,061	$48,833

	As of September 30, 2020
		Small
	Consumer	Business	Total
Principal balance - accrual	$551,541	$72,664	$624,205
Principal balance - non-accrual	18,015	9,069	27,084
Total principal balance	569,556	81,733	651,289

Loans and finance receivables at fair value - accrual	613,975	69,934	683,909
Loans and finance receivables at fair value - non-accrual	3,946	5,515	9,461
Loans and finance receivables at fair value	$617,921	$75,449	$693,370
Difference between principal balance and fair value	$48,365	$(6,284)	$42,081

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

As of September 30, 2021 and 2020 and December 31, 2020, the aggregate fair value of loans and finance receivables that were 90 days or more past due was $6.2 million, $0.5 million and $14.3 million, respectively, of which, $6.1 million, $0.3 million and $14.1 million, respectively, was in non-accrual status. The aggregate unpaid principal balance for loans and finance receivables that were 90 days or more past due was $11.6 million, $1.9 million and $33.9 million, respectively.

Changes in the fair value of Company-owned loans and finance receivables during the three and nine months ended September 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended September 30, 2021
		Small
	Consumer	Business	Total
Balance at beginning of period	$623,975	$784,728	$1,408,703
Originations or acquisitions	370,791	461,595	832,386
Interest and fees(1)	215,432	100,610	316,042
Repayments	(389,035)	(458,212)	(847,247)
Charge-offs, net(2)	(57,836)	(7,060)	(64,896)
Net change in fair value(2)	(39,225)	31,575	(7,650)
Effect of foreign currency translation	(549)	(1,507)	(2,056)
Balance at end of period	$723,553	$911,729	$1,635,282

	Three Months Ended September 30, 2020
		Small
	Consumer	Business	Total
Balance at beginning of period	$690,957	$108,705	$799,662
Originations or acquisitions	120,838	2,500	123,338
Interest and fees(1)	192,567	10,830	203,397
Repayments	(362,010)	(48,187)	(410,197)
Charge-offs, net(2)	(30,670)	(4,496)	(35,166)
Net change in fair value(2)	6,292	6,097	12,389
Effect of foreign currency translation	(53)	—	(53)
Balance at end of period	$617,921	$75,449	$693,370

	Nine Months Ended September 30, 2021
		Small
	Consumer	Business	Total
Balance at beginning of period	$625,219	$616,287	$1,241,506
Originations or acquisitions	800,101	1,184,405	1,984,506
Interest and fees(1)	571,681	261,731	833,412
Repayments	(1,100,366)	(1,222,675)	(2,323,041)
Charge-offs, net(2)	(121,294)	(30,204)	(151,498)
Net change in fair value(2)	(51,547)	104,791	53,244
Effect of foreign currency translation	(241)	(2,606)	(2,847)
Balance at end of period	$723,553	$911,729	$1,635,282

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2020
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,015,798	$171,785	$1,187,583
Originations or acquisitions	539,960	79,109	619,069
Interest and fees(1)	765,239	49,666	814,905
Repayments	(1,362,099)	(183,205)	(1,545,304)
Charge-offs, net(2)	(363,169)	(31,196)	(394,365)
Net change in fair value(2)	25,907	(10,710)	15,197
Effect of foreign currency translation	(3,715)	—	(3,715)
Balance at end of period	$617,921	$75,449	$693,370

(1)	Included in “Revenue” in the consolidated statements of income.
(2)	Included in “Change in Fair Value” in the consolidated statements of income.

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for consumer loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of September 30, 2021 and 2020 and December 31, 2020, the consumer loans guaranteed by the Company had an estimated fair value of $16.9 million, $7.4 million and $10.3 million, respectively and an outstanding principal balance of $11.4 million, $6.9 million and $8.8 million, respectively. As of September 30, 2021 and 2020 and December 31, 2020, the amount of consumer loans, including principal, fees and interest, guaranteed by the Company were $13.2 million, $8.1 million and $10.2 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	Long-term debt

The Company’s long-term debt instruments and balances outstanding as of September 30, 2021 and 2020 and December 31, 2020, including maturity date, weighted average interest rate and borrowing capacity as of September 30, 2021, were as follows (dollars in thousands):

			Weighted			Outstanding
			average	Borrowing		September 30,		December 31,
	Maturity date		interest rate(1)	capacity		2021	2020	2020
Funding Debt:
2018-1 Securitization Facility	September 2026	(2)	4.34%	$150,000		$17,705	$41,152	$39,901
2018-2 Securitization Facility	July 2025	(3)	4.19%	150,000		75,000	70,858	49,519
2019-1 Securitization Facility	February 2022	(4)	—	—		—	30,000	30,000
2018-A Notes	May 2026		7.37%	3,925		3,925	23,291	18,140
2019-A Notes	June 2026		6.99%	29,418		29,418	83,302	68,782
OnDeck Account Receivables Trust 2013-1	May 2021	(5)	—	—		—	—	29,728
Receivable Assets of OnDeck	December 2023	(6)	2.57%	177,632		—	—	22,915
OnDeck Asset Funding II	August 2022	(7)	—	—		—	—	52,773
OnDeck Asset Securitization Trust III	May 2027	(8)	2.07%	300,000		300,000	—	—
Other funding debt(9)	Various	(10)	4.66%	58,250		34,651	—	19,885
Total funding debt			3.10%	$869,225		$460,699	$248,603	$331,643
Corporate Debt:
8.50% Senior Notes Due 2024	September 2024		8.50%	$250,000		$250,000	$250,000	$250,000
8.50% Senior Notes Due 2025	September 2025		8.50%	375,000		375,000	375,000	375,000
Revolving line of credit	June 2025		4.00%	310,000	(11)	—	—	—
Total corporate debt			8.50%	$935,000		$625,000	$625,000	$625,000
Less: Long-term debt issuance costs						$(8,578)	$(10,126)	$(9,171)
Less: Debt discounts						(1,742)	(6)	(1,011)
Total long-term debt						$1,075,380	$863,472	$946,461

(1)

The weighted average interest rate is determined based on the rates and principal balances on September 30, 2021. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

(2)	The period during which new borrowings may be made under this facility expires in September 2024.
(3)	The period during which new borrowings may be made under this facility expires in July 2023.
(4)	The period during which new borrowings may be made under this facility expired in February 2021. This facility was repaid and terminated on February 25, 2021.
(5)	The period during which new borrowings may be made under this facility expired in October 2020. This facility was repaid and terminated on February 19, 2021.
(6)	The period during which new borrowings may be made under this facility expires in December 2022.
(7)	This facility was repaid and terminated on June 15, 2021.
(8)	The period during which new borrowings may be made under this facility expires in April 2024.
(9)

These debt facilities support the Company’s operations in Australia and are denominated in Australian dollars. The total local currency borrowing capacity is AU$80.6 million, of which there is AU$47.9 million in principal outstanding at September 30, 2021.

(10)	The periods during which new borrowings may be made under the various agreements expire between June 2021 and March 2024. Maturity dates range from December 2021 through March 2024.
(11)	The Company had outstanding letters of credit under the Revolving line of credit of $0.8 million, $1.0 million and $1.0 million as of September 30, 2021 and 2020 and December 31, 2020, respectively.

Weighted average interest rates on long-term debt were 7.65% and 8.15% during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and 2020 and December 31, 2020, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreements.

Recent Updates to Debt Facilities

2018-1 Facility

On September 15, 2021, the loan securitization facility (the “2018-1 Securitization Facility”) for EFR 2018-1, LLC, a wholly-owned indirect subsidiary of the Company, was amended to increase the advance rate from 80% to 90% and to reopen and extend the

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

revolving period to September 15, 2024 and the final maturity date to September 15, 2026. The amendment also increased the eligibility criteria around acceptable collateral and increased flexibility around certain financial covenants.

2018-2 Facility

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

The Company’s effective tax rate for the nine months ended September 30, 2021 was 24.5%, compared to 17.3% for the nine months ended September 30, 2020. The increase is primarily attributable to the re-measurement of unrecognized tax benefits for the nine months ended September 30, 2020. In the quarter ended September 30, 2020, the Company closed a Joint Committee on Taxation review of certain tax returns that were filed during 2018 in conjunction with the refunds claimed on those returns. The closing of the Joint Committee on Taxation review resulted in re-measurement of unrecognized tax benefit, and a discrete benefit of $11.6 million was recognized as a component of the effective tax rate for the quarter ended September 30, 2020.

As of September 30, 2021, the balance of unrecognized tax benefits was $35.3 million, which is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, $11.7 million of which, if recognized, would favorably affect the effective tax rate in the period of recognition. The Company had $31.5 million and $39.0 million of unrecognized tax benefits as of September 30, 2020 and December 31, 2020, respectively. The Company believes that it has adequately accounted for any material tax uncertainties in its existing reserves for all open tax years.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income from continuing operations	$51,548	$93,676	$207,645	$147,450
Net loss from discontinued operations	—	(9)	—	(297)
Net income	$51,548	$93,667	$207,645	$147,153
Denominator:
Total weighted average basic shares	36,744	30,108	36,554	30,880
Shares applicable to stock-based compensation	1,240	255	1,320	300
Total weighted average diluted shares	37,984	30,363	37,874	31,180
Earnings per common share – basic:
Continuing operations	$1.40	$3.11	$5.68	$4.78
Discontinued operations	—	—	—	(0.01)
Earnings per common share – basic	$1.40	$3.11	$5.68	$4.77
Earnings per common share – diluted:
Continuing operations	$1.36	$3.09	$5.48	$4.73
Discontinued operations	—	—	—	(0.01)
Earnings per common share – diluted	$1.36	$3.09	$5.48	$4.72

For the three months ended September 30, 2021 and 2020, 76,307 and 2,014,449 shares of common stock underlying stock options, respectively, and 57,398 and 970,273 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. For the nine months ended September 30, 2021 and 2020, 39,399 and 2,064,966 shares of common stock underlying stock options, respectively, and 57,349 and 835,192 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

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

Geographic Information

The following table presents the Company’s revenue by geographic region for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue
United States	$313,502	$203,122	$826,923	$811,321
Other international countries	6,658	1,423	17,401	8,537
Total revenue	$320,160	$204,545	$844,324	$819,858

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $81.1 million, $63.4 million and $79.4 million at September 30, 2021 and 2020 and December 31, 2020, respectively. The operations for the Company’s businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

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

With the acquisition of OnDeck, the Company records its interest in OnDeck Canada under the equity method of accounting; as such, OnDeck Canada is deemed a related party. As of September 30, 2021 and December 31, 2020, the Company had a due from affiliate balance of $1.2 million and $1.2 million, respectively, related to OnDeck Canada that is primarily the result of labor and software charges from people and technology assets at the OnDeck parent company.

On February 24, 2021 the Company contributed the platform-as-service business assumed in the OnDeck acquisition to Linear in exchange for ownership units in that entity. The Company records its interest in Linear under the equity method of accounting. As of September 30, 2021, the Company had a due from affiliate balance of $0.7 million from Linear that is primarily comprised of reimbursable expenses paid by the Company on behalf of Linear and fees for services provided.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three and nine months ended September 30, 2021 and 2020, there were no transfers of assets or liabilities in or out of Level 1, Level 2 or Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and 2020 and December 31, 2020 are as follows (dollars in thousands):

	September 30,	Fair Value Measurements Using
	2021	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$723,553	$—	$—	$723,553
Small business loans and finance receivables(1)(2)	911,729	—	—	911,729
Non-qualified savings plan assets(3)	5,192	5,192	—	—
Investment in trading security(4)	17,937	17,937	—	—
Total	$1,658,411	$23,129	$—	$1,635,282

	September 30,	Fair Value Measurements Using
	2020	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$617,921	$—	$—	$617,921
Small business loans and finance receivables(1)	75,449	—	—	75,449
Non-qualified savings plan assets(3)	3,544	3,544	—	—
Investment in trading security(4)	16,657	16,657	—	—
Total	$713,571	$20,201	$—	$693,370

	December 31,	Fair Value Measurements Using
	2020	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$625,219	$—	$—	$625,219
Small business loans and finance receivables(1)(2)	616,287	—	—	616,287
Non-qualified savings plan assets(3)	3,972	3,972	—	—
Investment in trading security(4)	19,273	19,273	—	—
Total	$1,264,751	$23,245	$—	$1,241,506

(1)	Consumer and small business loans and finance receivables are included in “Loans and finance receivables at fair value” in the consolidated balance sheets.
(2)

Consumer loans and finance receivables include $189.3 million, $339.4 million and $277.6 million in assets of consolidated VIEs as of September 30, 2021 and 2020 and December 31, 2020, respectively. Small business loans and finance receivables include $384.0 million and $251.3 million in assets of consolidated VIEs as of September 30, 2021 and December 31, 2020, respectively.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company had no liabilities measured at fair value on a recurring basis as of September 30, 2021 and 2020 and December 31, 2020.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At September 30, 2021 and 2020 and December 31, 2020, there were no assets or liabilities recorded at fair value on a non-recurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of September 30, 2021 and 2020 and December 31, 2020 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	September 30,	Fair Value Measurements Using
	2021	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$229,088	$229,088	$—	$—
Restricted cash (1)	59,053	59,053	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$295,059	$288,141	$—	$6,918
Financial liabilities:
Securitization notes	$458,958	$—	$463,030	$—
8.50% senior notes due 2024	250,000	—	254,495	—
8.50% senior notes due 2025	375,000	—	387,116	—
Total	$1,083,958	$—	$1,104,641	$—

	Balance at
	September 30,	Fair Value Measurements Using
	2020	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$490,033	$490,033	$—	$—
Restricted cash (1)	45,017	45,017	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$541,968	$535,050	$—	$6,918
Financial liabilities:
Securitization notes	$248,598	$—	$250,510	$—
8.50% senior notes due 2024	250,000	—	234,383	—
8.50% senior notes due 2025	375,000	—	355,140	—
Total	$873,598	$—	$840,033	$—

	Balance at
	December 31,	Fair Value Measurements Using
	2020	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$297,273	$297,273	$—	$—
Restricted cash (1)	71,927	71,927	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$376,118	$369,200	$—	$6,918
Financial liabilities:
Securitization notes	$330,632	$—	$333,532	$—
8.50% senior notes due 2024	250,000	—	247,680	—
8.50% senior notes due 2025	375,000	—	367,770	—
Total	$955,632	$—	$948,982	$—

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Restricted cash includes $47.2 million, $42.7 million and $64.8 million in assets of consolidated VIEs as of September 30, 2021 and 2020 and December 31, 2020, respectively.
(2)	Investment in unconsolidated investee is included in “Other assets” in the consolidated balance sheets.

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

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services. In 2020, we extended approximately $1.2 billion in credit or financing to borrowers and for the nine months ended September 30, 2021, we extended approximately $2.0 billion in credit or financing to borrowers. As of September 30, 2021, we offered or arranged loans or draws on lines of credit to consumers in 38 states in the United States and Brazil. We also offered financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through September 30, 2021, we have completed approximately 54.7 million customer transactions and collected more than 49 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include installment loans and receivables purchase agreements (“RPAs”) and line of credit accounts.

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

•

Line of credit accounts. We directly offer, or purchase a participation interest in receivables through our Bank Programs, new consumer line of credit accounts in 31 states (and continue to service existing line of credit accounts in one additional state) in the United States and business line of credit accounts in 47 states and in Washington D.C. in the United States, which allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with the terms of the line of credit account. We also offer small business line of credit accounts in Canada. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit.

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

•

CSO programs. We currently operate a CSO program in Texas. Through CSO programs, we provide services related to third-party lenders’ multi- and single-pay installment consumer loan products by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under our CSO program include credit-related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents (“CSO loans”). When a consumer executes an agreement with us under our CSO program, we agree, for a fee payable to us by the consumer, to provide certain services, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. For CSO loans, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. We, in turn, are responsible for assessing whether or not we will guarantee such loan. The guarantee represents an obligation to purchase specific single-payment loans, which for our CSO program, have terms of less than 90 days, and specific installment loans, which have terms of up to six months, if they go into default.

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

OUR MARKETS

We currently provide our services in the following countries:

•

United States. We began our online business in the United States in May 2004. As of September 30, 2021, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, OnDeck at www.ondeck.com, Headway Capital at www.headwaycapital.com, The Business Backer at www.businessbacker.com, Align at www.helloalign.com and Pangea at www.pangeamoneytransfer.com.

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

RECENT REGULATORY DEVELOPMENTS

Consumer Financial Protection Bureau (“CFPB”)

We received a Civil Investigative Demand (“CID”) from the CFPB concerning certain loan processing issues. We have been cooperating fully with the CFPB by providing data and information in response to the CID. We anticipate being able to expeditiously complete the investigation as several of the issues were self‐disclosed and we have provided, and will continue to provide, restitution to customers who may have been negatively impacted.

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

Brazil General Data Privacy Law

On August 14, 2018, Brazil adopted the General Data Privacy Law (Lei Geral de Proteção de Dados Pessoais or “LGPD”). The key provisions of LGPD are quite similar to the European Union’s General Data Protection Regulation (“GDPR”) in that it grants certain rights to data subjects, imposes obligations on companies with regard to the processing of data, and allows authorities to impose substantial fines on companies that violate the law. LGPD was originally anticipated to go into effect on February 15, 2020; however, several amendments to LGPD delayed the effective date. LGPD took effect on September 18, 2020, and enforcement of the penalties and sanctions for non-compliance began August 1, 2021. Compliance with LGPD may increase the cost of conducting business in Brazil, and we could see regulatory compliance costs and enforcement activity now that the law is in effect.

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

From a loan valuation perspective, the COVID-19 pandemic significantly increases the potential variability of our expected cash flows. We deemed it appropriate to increase the discount rate to capture the increase in potential volatility in expected cash flows due to the unprecedented nature of this pandemic and governmental response. As of March 31, 2020, after adjusting the discount rate for the decrease in underlying interest rates, we increased the rate by 500 basis points based on what we deemed a market participant would require to assume the additional risk. Consequently, the associated fair values of these loans were adjusted lower as part of the standard process in our internally-developed valuation models. These rates remained consistent for the remainder of 2020. During the first two quarters of 2021, we noted a tightening of credit spreads in observable pricing in the market; as such, we reduced the discount rate used in our valuations as of March 31, 2021 by 100 basis points and as of June 30, 2021 by another 100 basis points. As of September 30, 2021, our discount rates are still higher than those used immediately prior to the COVID-19 pandemic, which we believe is representative of what a market participant would use due to the continued high level of risk and potential volatility.

The number of loans with payment deferrals or other modifications increased meaningfully toward the end of the first quarter and into the second quarter of 2020. These requests for deferrals and modifications decreased meaningfully over the remainder of 2020 and into 2021. Since the beginning of the pandemic, we have assessed performance of borrowers that had elected to defer or modify loan payments during the pandemic. As of September 30, 2021, our collection data does not appear to indicate increased risk with these borrowers. As modifications and deferrals do not appear to be a strong indicator of future activity, we did not make an adjustment to the fair value of these loans at September 30, 2021 based on current or past modification or deferral.

After seeing increases in delinquency and charge-offs early in the pandemic, we experienced significant improvements to these metrics over the remainder of 2020 and into 2021. Both delinquencies and charge-offs in the first quarter of 2021 are below the pre-COVID period. The U.S. government passed additional stimulus packages in December 2020 and March 2021, which included stimulus checks to consumers and additional funding into the Paycheck Protection Program (“PPP”) for businesses. Positive COVID-19 test counts in the U.S. generally decreased across the first half of 2021 although rose again in the third quarter with the spread of the Delta variant. With deceleration in vaccination rates, the emergence of new and more infectious COVID strains, and questions on the efficacy of the vaccines in use against new variants, there remains significant concern among public health officials and governmental bodies on the forward trajectory of the pandemic and its impacts on the economy. In evaluating inputs to our valuation models as of September 30, 2021, we noted that delinquencies and charge-off experience were low, both of which were likely to have been favorably impacted by governmental stimulus efforts. Future stimulus is uncertain and, if not provided at the same levels or at all, could cause future behavior to deviate from past performance. Similar to our loan valuations at December 31, 2020, March 31, 2021 and June 30, 2021, management concluded that the probability of future charge-offs was higher than what we had experienced in the past and, therefore, increased anticipated charge-offs in our fair value models, which reduced the fair value of our portfolio at September 30, 2021. We deemed the resulting fair value to be an appropriate market-based exit price that considers current market conditions at September 30, 2021.

We continue to closely monitor this pandemic and expect to make future changes to respond to the situation as it continues to evolve.

HIGHLIGHTS

Our financial results for the three-month period ended September 30, 2021, or the current quarter, are summarized below.

•

Consolidated total revenue increased $115.7 million, or 56.5%, to $320.2 million in the current quarter compared to $204.5 million for the three months ended September 30, 2020, or the prior year quarter.

•	Consolidated net revenue was $246.4 million compared to $181.8 million in the prior year quarter.
•	Consolidated income from operations decreased $35.8 million, or 29.3%, to $86.2 million in the current quarter, compared to $122.0 million in the prior year quarter.
•

Consolidated net income was $51.5 million in the current quarter compared to $93.7 million in the prior year quarter. Consolidated diluted income per share was $1.36 in the current quarter compared to $3.09 in the prior year quarter.

OVERVIEW

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Loans and finance receivables revenue	$316,042	$203,397	$833,412	$814,905
Other	4,118	1,148	10,912	4,953
Total Revenue	320,160	204,545	844,324	819,858
Change in Fair Value	(73,778)	(22,777)	(100,443)	(379,168)
Net Revenue	246,382	181,768	743,881	440,690
Expenses
Marketing	79,726	4,629	163,548	42,175
Operations and technology	37,966	17,702	108,628	65,472
General and administrative	33,557	33,656	116,321	83,943
Depreciation and amortization	8,914	3,770	23,001	11,444
Total Expenses	160,163	59,757	411,498	203,034
Income from Operations	86,219	122,011	332,383	237,656
Interest expense, net	(18,163)	(18,634)	(57,493)	(59,387)
Foreign currency transaction loss	(109)	(30)	(383)	(7)
Equity method investment income	529	—	2,558	—
Other nonoperating expenses	—	—	(1,128)	—
Income before Income Taxes	68,476	103,347	275,937	178,262
Provision for income taxes	16,667	9,671	67,607	30,812
Net income from continuing operations before noncontrolling interest	51,809	93,676	208,330	147,450
Less: Net income attributable to noncontrolling interest	261	—	685	—
Net income from continuing operations	51,548	93,676	207,645	147,450
Net loss from discontinued operations	—	(9)	—	(297)
Net income attributable to Enova International, Inc.	$51,548	$93,667	$207,645	$147,153
Earnings (Loss) Per Share attributable to Enova International, Inc.:
Earnings (loss) per common share - diluted:
Continuing operations	$1.36	$3.09	$5.48	$4.73
Discontinued operations	—	—	—	(0.01)
Total earnings (loss) per common share - diluted	$1.36	$3.09	$5.48	$4.72

Revenue
Loans and finance receivables revenue	98.7%	99.4%	98.7%	99.4%
Other	1.3	0.6	1.3	0.6
Total Revenue	100.0	100.0	100.0	100.0
Change in Fair Value	(23.0)	(11.1)	(11.9)	(46.2)
Net Revenue	77.0	88.9	88.1	53.8
Expenses
Marketing	24.9	2.3	19.4	5.2
Operations and technology	11.9	8.7	12.8	8.0
General and administrative	10.5	16.5	13.8	10.2
Depreciation and amortization	2.8	1.8	2.7	1.4
Total Expenses	50.1	29.3	48.7	24.8
Income from Operations	26.9	59.6	39.4	29.0
Interest expense, net	(5.7)	(9.1)	(6.8)	(7.2)
Foreign currency transaction loss	—	—	—	—
Equity method investment income	0.2	—	0.3	—
Other nonoperating expenses	—	—	(0.2)	—
Income before Income Taxes	21.4	50.5	32.7	21.8
Provision for income taxes	5.2	4.7	8.0	3.8
Net income from continuing operations before noncontrolling interest	16.2	45.8	24.7	18.0
Less: Net income attributable to noncontrolling interest	0.1	—	0.1	—
Net income from continuing operations	16.1	45.8	24.6	18.0
Net loss from discontinued operations	—	—	—	—
Net income attributable to Enova International, Inc.	16.1%	45.8%	24.6%	18.0%

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income from continuing operations	$51,548	$93,676	$207,645	$147,450
Adjustments:
Transaction-related costs(a)	—	6,593	1,424	6,593
Lease termination and cease-use loss (gain)(b)	(113)	—	(113)	—
Other nonoperating expenses(c)	—	—	1,128	—
Intangible asset amortization	2,013	27	4,848	562
Stock-based compensation expense	5,018	3,768	16,072	10,888
Foreign currency transaction loss	102	30	373	7
Cumulative tax effect of adjustments	(1,581)	(2,454)	(5,843)	(4,251)
Discrete tax adjustments	—	(11,604)	—	(11,604)
Adjusted earnings	$56,987	$90,036	$225,534	$149,645

Diluted earnings per share from continuing operations	$1.36	$3.09	$5.48	$4.73
Adjustments:
Transaction-related costs	—	0.22	0.04	0.21
Lease termination and cease-use loss (gain)	—	—	—	—
Other nonoperating expenses	—	—	0.03	—
Intangible asset amortization	0.05	—	0.13	0.02
Stock-based compensation expense	0.13	0.12	0.42	0.35
Foreign currency transaction loss	—	—	0.01	—
Cumulative tax effect of adjustments	(0.04)	(0.08)	(0.16)	(0.14)
Discrete tax adjustments	—	(0.38)	—	(0.37)
Adjusted earnings per share	$1.50	$2.97	$5.95	$4.80

(a)

In the first quarter of 2021, we incurred expenses totaling $1.4 million ($1.1 million net of tax) related to acquisitions and a divestiture of a subsidiary. In the third quarter of 2020, we incurred expenses totaling $6.6 million ($5.0 million net of tax) related to an acquisition.

(b)	In the third quarter of 2021, we recorded a gain of $0.1 million ($0.1 million net of tax) related to the exit of leased office space.
(c)

In the first quarter of 2021, we recorded other nonoperating expenses of $0.4 million ($0.3 million net of tax) related to the repurchase of securitization notes. In the second quarter of 2021, we recorded other nonoperating expenses of $0.8 million ($0.6 million net of tax) related to an incomplete transaction.

Adjusted EBITDA

The table below shows Adjusted EBITDA, which is a non-GAAP measure that we define as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, taxes and stock-based compensation expense. We believe Adjusted EBITDA is used by investors to analyze operating performance and evaluate our ability to incur and service debt and our capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess our estimated enterprise value. In addition, we believe that the adjustments for transaction-related costs, lease termination and cease-use loss (gain), other nonoperating expenses and equity method investment income shown below are useful to investors in order to allow them to compare our financial results during the periods shown without the effect of the income or expense items. The computation of Adjusted EBITDA, as presented below, may differ from the computation of similarly-titled measures provided by other companies (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income from continuing operations	$51,548	$93,676	$207,645	$147,450
Depreciation and amortization expenses	8,912	3,770	22,990	11,444
Interest expense, net	17,966	18,634	57,013	59,387
Foreign currency transaction loss	102	30	373	7
Provision for income taxes	16,667	9,671	67,607	30,812
Stock-based compensation expense	5,018	3,768	16,072	10,888
Adjustment:
Transaction-related costs(a)	—	6,593	1,424	6,593
Lease termination and cease-use loss (gain)(b)	(113)	—	(113)	—
Other nonoperating expenses(c)	—	—	1,128	—
Equity method investment income	(529)	—	(2,558)	—
Adjusted EBITDA	$99,571	$136,142	$371,581	$266,581

Adjusted EBITDA margin calculated as follows:
Total Revenue	$320,160	$204,545	$844,324	$819,858
Adjusted EBITDA	99,571	136,142	371,581	266,581
Adjusted EBITDA as a percentage of total revenue	31.1%	66.6%	44.0%	32.5%

(a)

In the first quarter of 2021, we incurred expenses totaling $1.4 million related to acquisitions and a divestiture of a subsidiary. In the third quarter of 2020, we incurred expenses totaling $6.6 million related to an acquisition.

(b)	In the third quarter of 2021, we recorded a gain of $0.1 million related to the exit of leased office space.
(c)

In the first quarter of 2021, we recorded other nonoperating expenses of $0.4 million related to the repurchase of securitization notes. In the second quarter of 2021, we recorded other nonoperating expenses of $0.8 million related to an incomplete transaction.

Constant Currency Basis

In addition to reporting financial results in accordance with GAAP, we have provided certain other non-GAAP financial information on a constant currency basis. Outside of the United States, we currently operate in Brazil and, with the acquisition of OnDeck Australia. During the current quarter, 2.1% of our revenue originated in currencies other than the U.S. Dollar, principally the Brazilian Real and Australian Dollar. As a result, changes in our reported revenue and profits include the impacts of changes in foreign currency exchange rates. We provide constant currency assessments in the following discussion and analysis to isolate the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal year periods. All conversion rates below are based on the U.S. Dollar equivalent to the applicable foreign currency:

	Three Months Ended
	September 30,
	2021	2020	% Change
Australian dollar	0.7346	N/A	N/A
Brazilian real	0.1911	0.1858	2.9%

	Nine Months Ended
	September 30,
	2021	2020	% Change
Australian dollar	0.7591	N/A	N/A
Brazilian real	0.1877	0.1989	(5.6)%

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

THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2020

Revenue and Net Revenue

Revenue increased $115.7 million, or 56.5%, to $320.2 million for the current quarter as compared to $204.5 million for the prior year quarter. On a constant currency basis, revenue increased by $115.4 million, or 56.4%, for the current quarter compared to the prior year quarter. The increase was driven by an 829.0% increase in revenue from our small business portfolio, due primarily to the acquisition of OnDeck, and an 11.9% increase in revenue from our consumer portfolio as originations that had been reduced in the prior year due to the COVID-19 pandemic have increased in the current year.

Net revenue for the current quarter was $246.4 million compared to $181.8 million for the prior year quarter. Our consolidated net revenue margin was 77.0% for the current quarter compared to 88.9% for the prior year quarter. The decrease in net revenue margin was driven by higher delinquency rates and expected charge-offs in the consumer portfolio, which coincide with the increase in originations.

The following table sets forth the components of revenue and net revenue, separated by product for the current quarter and the prior year quarter (in thousands):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$215,432	$192,567	$22,865	11.9%
Small business loans and finance receivables revenue	100,610	10,830	89,780	829.0
Total loans and finance receivables revenue	316,042	203,397	112,645	55.4
Other	4,118	1,148	2,970	258.7
Total revenue	320,160	204,545	115,615	56.5
Change in fair value	(73,778)	(22,777)	(51,001)	223.9
Net revenue	$246,382	$181,768	$64,614	35.5%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	67.3%	94.1%
Small business loans and finance receivables revenue	31.4	5.3
Total loans and finance receivables revenue	98.7	99.4
Other	1.3	0.6
Total revenue	100.0	100.0
Change in fair value	(23.0)	(11.1)
Net revenue	77.0%	88.9%

Loan and Finance Receivable Balances

The fair value of our loan and finance receivable portfolio in our consolidated financial statements at September 30, 2021 was $1,635.3 million and $693.4 million as of September 30, 2021 and 2020, respectively. The outstanding principal balance of our loan and finance receivables portfolio was $1,586.4 million and $651.3 million as of September 30, 2021 and 2020, respectively. The fair value of the combined loan and finance receivables portfolio includes $16.9 million and $7.4 million with an outstanding principal balance of $11.4 million and $6.9 million of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of September 30, 2021 and 2020, respectively.

Our small business portfolio of loans and finance receivables increased significantly to 55.2% of our combined loan and finance receivable portfolio as of September 30, 2021, compared to 10.8% as of September 30, 2020 due primarily to the acquisition of OnDeck in October 2020. The consumer portfolio balance decreased to 44.8% of our combined loan and finance receivable portfolio balance as of September 30, 2021, compared to 89.2% as of September 30, 2020. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables Measures” above for additional information related to combined loans and finance receivables.

The following tables summarize loan and finance receivable balances outstanding as of September 30, 2021 and 2020 (in thousands):

	As of September 30, 2021			As of September 30, 2020
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined	Owned(a)	Company(a)	Combined(b)
Consumer loans and finance receivables
Principal	$709,781	$11,354	$721,135	$569,556	$6,905	$576,461
Fair value	723,553	16,921	740,474	617,921	7,411	625,332
Fair value as a % of principal	101.9%	149.0%	102.7%	108.5%	107.3%	108.5%
Small business loans and finance receivables
Principal	$876,668	$—	$876,668	$81,733	$—	$81,733
Fair value	911,729	—	911,729	75,449	—	75,449
Fair value as a % of principal	104.0%	—%	104.0%	92.3%	—%	92.3%
Total loans and finance receivables
Principal	$1,586,449	$11,354	$1,597,803	$651,289	$6,905	$658,194
Fair value	1,635,282	16,921	1,652,203	693,370	7,411	700,781
Fair value as a % of principal	103.1%	149.0%	103.4%	106.5%	107.3%	106.5%

(a)

GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

At September 30, 2021 and 2020, the ratio of fair value as a percentage of principal was 103.1% and 106.5%, respectively, on company owned loans and finance receivables and 103.4% and 106.5%, respectively, on combined loans and finance receivables. These ratios decreased compared to the prior year due primarily to the increase in originations in the consumer portfolio in the current year, particularly to new customers, which carry a higher risk of charge-off.

Average Amount Outstanding per Loan and Finance Receivable

The average amount outstanding per loan and finance receivable is calculated as the total combined loans and finance receivables, gross balance at the end of the period divided by the total number of combined loans and finance receivables outstanding at the end of the period. The following table shows the average amount outstanding per loan and finance receivable by product at September 30, 2021 and 2020:

	As of September 30,
	2021	2020
Average amount outstanding per loan and finance receivable(a)
Consumer loans and finance receivables(b)	$1,812	$1,878
Small business loans and finance receivables	33,581	15,770
Total loans and finance receivables(b)	$3,633	$2,098

(a)	The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.
(b)

Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

The average amount outstanding per loan and finance receivable increased to $3,633 from $2,098 during the current quarter compared to the prior year quarter, due primarily to an increase in the mix of loans and finance receivables held by small businesses in our portfolio as a result of our acquisition of OnDeck in October 2020.

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

	Three Months Ended
	September 30,
	2021	2020
Average loan and finance receivable origination amount(a)
Consumer loans and finance receivables(b)(c)	$664	$328
Small business loans and finance receivables(c)	15,610	21,369
Total loans and finance receivables(b)	$1,372	$334

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)

Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

(c)	For line of credit accounts the average represents the average amount of each incremental draw.

The average loan and finance receivable origination amount increased to $1,372 from $334 during the current quarter compared to the prior year quarter, due primarily to an increase in the mix of higher dollar amount loans and finance receivables to small businesses as a result of our acquisition of OnDeck in 2020.

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

The payment status of a customer, including the degree of any delinquency, is a significant factor in determining estimated charge-offs in the cash flow models that we use to determine fair value. The following table shows payment status on outstanding principal, interest and fees as of the end of each of the last five quarters (in thousands):

	2020		2021
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$698,964	$1,310,171	$1,265,987	$1,416,533	$1,650,771
Guaranteed by the Company(a)	8,100	10,163	6,792	9,655	13,239
Ending combined loan and finance receivables balance(b)	$707,064	$1,320,334	$1,272,779	$1,426,188	$1,664,010
> 30 days delinquent	25,841	122,666	96,228	81,883	90,782
> 30 days delinquency rate	3.7%	9.3%	7.6%	5.7%	5.5%

(a)	Represents loans originated by third-party lenders through the CSO programs that we have not yet purchased, which are not included in our consolidated balance sheets.
(b)	Non-GAAP measure.

Consumer Loans and Finance Receivables

The following table includes financial information for our consumer loans and finance receivables. Delinquency metrics include principal, interest and fees, and only amounts that are past due (in thousands):

	2020		2021
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$569,556	$576,404	$523,170	$585,087	$709,781
Guaranteed by the Company(a)	6,905	8,845	5,691	8,284	11,354
Total combined loan and finance receivable principal balance(b)	$576,461	$585,249	$528,861	$593,371	$721,135
Consumer combined loan and finance receivable fair value balance:
Company owned	$617,921	$625,219	$581,398	$623,975	$723,553
Guaranteed by the Company(a)	7,411	10,289	7,246	10,824	16,921
Ending combined loan and finance receivable fair value balance(b)	$625,332	$635,508	$588,644	$634,799	$740,474
Fair value as a % of principal(b)(c)	108.5%	108.6%	111.3%	107.0%	102.7%
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$614,676	$619,088	$564,934	$630,203	$768,964
Guaranteed by the Company(a)	8,100	10,163	6,792	9,655	13,239
Ending combined loan and finance receivable balance(b)	$622,776	$629,251	$571,726	$639,858	$782,203
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$646,137	$613,683	$598,900	$580,704	$702,818
Guaranteed by the Company(a)(d)	6,855	8,861	8,670	7,585	11,366
Average combined loan and finance receivable balance(b)(d)	$652,992	$622,544	$607,570	$588,289	$714,184

Revenue	$192,567	$196,880	$181,737	$174,512	$215,432
Change in fair value	(24,378)	(31,167)	(26,073)	(49,708)	(97,061)
Net revenue	168,189	165,713	155,664	124,804	118,371
Net revenue margin	87.3%	84.2%	85.7%	71.5%	54.9%
Change in fair value as a % of average combined loan and finance receivable balance(b)(d)	3.7%	5.0%	4.3%	8.4%	13.6%

Delinquencies:
> 30 days delinquent	$21,559	$24,793	$24,589	$26,201	$45,804
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	3.5%	3.9%	4.3%	4.1%	5.9%

Charge-offs:
Charge-offs (net of recoveries)	$30,670	$34,035	$36,408	$27,050	$57,836
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	4.7%	5.5%	6.0%	4.6%	8.1%

(a)	Represents loans originated by third-party lenders through the CSO programs that we have not yet purchased, which are not included in our consolidated balance sheets.
(b)	Non-GAAP measure.
(c)	Determined using period-end balances.
(d)	The average combined loan and finance receivable balance is the average of the month-end balances during the period.

The ending balance, including principal and accrued fees/interest outstanding, of combined consumer loans and finance receivables at September 30, 2021 increased 25.6% to $782.2 million compared to $622.8 million at September 30, 2020, due primarily to increased originations in the current year following the strategic reduction in originations in the prior year to mitigate risks associated with the COVID-19 pandemic.

The percentage of loans greater than 30 days delinquent increased to 5.9% at September 30, 2021, compared to 3.5% at September 30, 2020. The increase was driven primarily by growth in originations in the current year, particularly to new customers, which typically default at a higher percentage than returning customers. At September 30, 2020, this delinquency rate was lower due to our having a more seasoned and lower risk portfolio due to reduced originations as well as our belief that credit was favorably impacted by governmental stimulus efforts.

Charge-offs (net of recoveries) as a percentage of average combined loan balance increased to 8.1% for the current quarter, compared to 4.7% for the prior year quarter, driven primarily by growth in originations, particularly to new customers, which typically default at a higher percentage than returning customers. In the prior year quarter, this charge-off rate was lower due primarily to our having a more seasoned and lower risk portfolio remaining as originations since the onset of the COVID-19 pandemic had been significantly lower and the majority of higher risk loans to new customers originated in prior quarters had been charged off.

The ratio of fair value as a percentage of principal on consumer loans and finance receivables was 102.7% at September 30, 2021, compared to 108.5% at September 30, 2020 and 107.0% at June 30, 2021. The decrease from June 30, 2021 was primarily driven by the acceleration of originations across the third quarter, particularly to new customers, which carry a higher risk of charge-off. Refer also to “Results of Operations—COVID-19” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on loan valuation.

Small Business Loans and Finance Receivables

The following table includes financial information for our small business loans and finance receivables. Delinquency metrics include principal, interest, and fees, and only amounts that are past due (in thousands):

	2020		2021
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$81,733	$686,730	$696,678	$781,793	$876,668
Ending loan and finance receivable fair value balance	75,449	616,287	649,313	784,728	911,729
Fair value as a % of principal(a)	92.3%	89.7%	93.2%	100.4%	104.0%

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$84,288	$691,083	$701,053	$786,330	$881,807

Average loan and finance receivable balance(b)	$101,819	$539,675	$700,348	$739,378	$837,606

Revenue	$10,830	$64,419	$75,560	$85,561	$100,610
Change in fair value	1,601	10,818	4,995	45,078	24,515
Net revenue	12,431	75,237	80,555	130,639	125,125
Net revenue margin	114.8%	116.8%	106.6%	152.7%	124.4%
Change in fair value as a % of average loan balance(b)	(1.6)%	(2.0)%	(0.7)%	(6.1)%	(2.9)%

Delinquencies:
> 30 days delinquent	$4,282	$97,873	$71,639	$55,682	$44,978
> 30 days delinquent as a % of loan balance(a)	5.1%	14.2%	10.2%	7.1%	5.1%

Charge-offs:
Charge-offs (net of recoveries)	$4,496	$21,052	$18,042	$5,102	$7,060
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	4.4%	3.9%	2.6%	0.7%	0.8%

(a)	Determined using period-end balances.
(b)	The average loan and finance receivable balance is the average of the month-end balances during the period.

The ending balance, including principal and accrued fees/interest outstanding, of small business loans and finance receivables at September 30, 2021 increased 946.2% to $881.8 million compared to $84.3 million at September 30, 2020, due primarily to the acquisition of OnDeck in the fourth quarter of 2020. Excluding OnDeck, the ending balance, including principal and accrued fees/interest outstanding, of small business loans and finance receivables at September 30, 2021 increased 120.8% due primarily to increasing originations since the third quarter of 2020.

The percentage of loans greater than 30 days delinquent was flat at 5.1% at September 30, 2021, compared to September 30, 2020. This percentage was impacted favorably by improvement in delinquency metrics in our legacy small business portfolio, offset by the inclusion of OnDeck loans, which have a higher percentage of loans greater than 30 days delinquent. Since the acquisition of OnDeck, delinquency has improved in all of our small business portfolios, as we have actively worked with our customers to understand their financial situations, offering a variety of repayment options to increase flexibility and reducing or deferring payments for impacted customers.

Charge-offs (net of recoveries) as a percentage of average loan balance decreased to 0.8% for the current quarter, compared to 4.4% in the prior year quarter, due primarily to the recovery of the broader economy, our efforts to assist customers and the impact of governmental stimulus.

The ratio of fair value as a percentage of principal on small business loans and finance receivables was 104.0% at September 30, 2021, compared to 92.3% at September 30, 2020 and 100.4% at June 30, 2021. The increase from June 30, 2021 was due primarily to strong cash collections and improvements in anticipated cash flow in our valuation models due to reduced risk. The ratio of fair value as a percentage of principal has improved for the legacy Enova portfolio since the second quarter of 2020 and the OnDeck portfolio since acquisition.

Total Expenses

Total expenses increased $100.4 million, or 168.0%, to $160.2 million in the current quarter, compared to $59.8 million in the prior year quarter. On a constant currency basis, total expenses increased $100.3 million, or 167.8%, in the current quarter as compared to the prior year quarter.

Marketing expense increased to $79.7 million in the current quarter compared to $4.6 million in the prior year quarter due primarily to our efforts to capture increasing market demand for loan products in the current quarter. The prior year quarter was abnormally low due to our strategic actions to mitigate risks associated with the COVID-19 pandemic.

Operations and technology expense increased to $38.0 million in the current quarter compared to $17.7 million in the prior year quarter, due primarily to the acquisition of OnDeck in October 2020 and higher variable underwriting costs due to the increase in originations.

General and administrative expense decreased slightly to $33.6 million in the current quarter compared to $33.7 million in the prior year quarter, due primarily to the acquisition of OnDeck in October 2020, partially offset by various cost containment initiatives implemented to mitigate the impact of COVID-19.

Depreciation and amortization expense increased $5.1 million or 136.4% compared to the prior year quarter driven primarily by fixed assets and intangible assets acquired with OnDeck and Pangea and, to a lesser extent, additional internally-developed software placed into service.

Interest Expense, Net

Interest expense, net decreased $0.5 million, or 2.5%, to $18.1 million in the current quarter compared to $18.6 million in the prior year quarter. The decrease was due primarily to a decrease in the weighted average interest rate on our outstanding debt to 6.65% during the current quarter from 8.38% during the prior year quarter, partially offset by an increase in the average amount of debt outstanding, which increased $180.9 million to $1,065.4 million during the current quarter from $884.5 million during the prior year quarter.

Provision for Income Taxes

The effective tax rate from continuing operations of 24.3% in the current quarter was higher than the 9.4% rate recorded in the prior year quarter due primarily to re-measurement of unrecognized tax benefits in the prior year quarter .

As of September 30, 2021, the balance of unrecognized tax benefits was $35.3 million which is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, $11.7 million of which, if recognized, would favorably affect the effective tax rate in the period of recognition. We had $31.5 million and $39.0 million of unrecognized tax benefits as of September 30, 2020 and December 31, 2020, respectively. We believe that we have adequately accounted for any material tax uncertainties in our existing reserves for all open tax years.

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

Net Income

Net income decreased $42.2 million, or 45.0%, to $51.5 million during the current quarter compared to $93.7 million during the prior year quarter. The decrease was due primarily to increased marketing efforts in the current quarter and more favorable credit performance in the loan portfolio in the prior year quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2020

Revenue and Net Revenue

Revenue increased $24.4 million, or 3.0%, to $844.3 million for the nine-month period ended September 30, 2021, or current nine-month period, as compared to $819.9 million for the nine-month period ended September 30, 2020, or prior year nine-month period. On a constant currency basis, revenue increased by $23.7 million, or 2.9%, for the current nine-month period compared to the prior year nine-month period. The increase was driven by a 427.0% increase in revenue from our small business portfolio, due primarily to the acquisition of OnDeck, partially offset by a 25.3% decrease in revenue from our consumer portfolio, due to a reduction in originations in the prior year as a result of our efforts to mitigate the risk of the COVID‑19 pandemic.

Net revenue for the current nine-month period was $743.9 million compared to $440.7 million for the prior year nine-month period. Our consolidated net revenue margin was 88.1% for the current nine-month period compared to 53.8% for the prior year nine-month period.

The following table sets forth the components of revenue and net revenue, separated by product for the current nine-month period and the prior year nine-month period (in thousands):

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$571,681	$765,239	$(193,558)	(25.3)%
Small business loans and finance receivables revenue	261,731	49,666	212,065	427.0
Total loans and finance receivables revenue	833,412	814,905	18,507	2.3
Other	10,912	4,953	5,959	120.3
Total revenue	844,324	819,858	24,466	3.0
Change in fair value	(100,443)	(379,168)	278,725	(73.5)
Net revenue	$743,881	$440,690	$303,191	68.8%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	67.7%	93.3%
Small business loans and finance receivables revenue	31.0	6.1
Total loans and finance receivables revenue	98.7	99.4
Other	1.3	0.6
Total revenue	100.0	100.0
Change in fair value	(11.9)	(46.2)
Net revenue	88.1%	53.8%

Average Loan Origination

The average loan and finance receivable origination amount is calculated as the total amount of combined loans and finance receivables originated, renewed and purchased for the period divided by the total number of combined loans and finance receivables originated, renewed and purchased for the period. The following table shows the average loan and finance receivable origination amount by product for the current nine-month period compared to the prior year nine-month period:

	Nine Months Ended
	September 30,
	2021	2020
Average loan and finance receivable origination amount(a)
Consumer loans and finance receivables(b)(c)	$602	$416
Small business loans and finance receivables(c)	15,236	11,243
Total loans and finance receivables(b)	$1,358	$466

(a)	The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)

Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

(c)	Represents the average amount of each incremental draw on line of credit accounts.

The average loan origination amount increased to $1,358 from $466 during the current nine-month period compared to the prior year nine-month period, due primarily to an increase in the mix of higher dollar amount loans and finance receivables to small businesses as a result of our acquisition of OnDeck in 2020.

Total Expenses

Total expenses increased $208.5 million, or 102.7%, to $411.5 million in the current nine-month period, compared to $203.0 million in the prior year nine-month period. On a constant currency basis, total expenses increased $207.7 million, or 102.3%, for the current nine-month period compared to the prior year nine-month period.

Marketing expense increased to $163.6 million in the current nine-month period compared to $42.2 million in the prior year nine-month period. The increase was due primarily to the inclusion of OnDeck as well as our efforts to capture increasing market demand for loan products in the current nine-month period. The prior year nine-month period was low due to our strategic reduction of marketing spend beginning late first quarter 2020 to mitigate risks associated with the COVID-19 pandemic.

Operations and technology expense increased to $108.6 million in the current nine-month period compared to $65.5 million in the prior year nine-month period, due primarily to the inclusion of OnDeck.

General and administrative expense increased $32.4 million, or 38.6%, to $116.3 million in the current nine-month period compared to $83.9 million in the prior year nine-month period, due primarily to the inclusion of OnDeck, partially offset by various cost containment initiatives implemented to mitigate the impact of COVID-19.

Depreciation and amortization expense increased $11.6 million or 101.0% compared to the prior year quarter driven primarily by fixed assets and intangible assets acquired with OnDeck and Pangea and, to a lesser extent, additional internally-developed software placed into service.

Interest Expense, Net

Interest expense, net decreased $1.9 million, or 3.2%, to $57.5 million in the current nine-month period compared to $59.4 million in the prior year nine-month period. The decrease was due primarily to a decrease in the weighted average interest rate on our outstanding debt to 7.65% during the current nine-month period from 8.15% during the prior year nine-month period, partially offset by an increase of $22.6 million in the average amount of debt outstanding to $999.3 million during the current nine-month period from $976.7 million during the prior year nine-month period.

Provision for Income Taxes

The effective tax rate of 24.5% in the current nine-month period was higher than the effective tax rate of 17.3% in the prior year nine-month period due primarily to the re-measurement of unrecognized tax benefits in the prior year nine-month period.

Net Income

Net income increased $60.4 million, or 41.1%, to $207.6 million during the current nine-month period compared to $147.2 million during the prior year nine-month period. The increase was due primarily to favorable credit performance in the loan portfolio in the current nine-month period and the negative impact of the COVID-19 pandemic on loan values in the prior year nine-month period, partially offset by increased marketing spend.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

Given the unprecedented economic circumstances resulting from the COVID-19 pandemic and high degree of uncertainty, we have taken several actions to create a stable and flexible balance sheet that ensures liquidity and funding available to meet our business obligations. We elected to access our committed funding lines prior to March 31, 2020 to preserve optionality in the face of uncertainty, and prior to June 30, 2020 we repaid the outstanding balance of our revolving credit agreement. Despite our higher than normal cash balances, we drew funds in January 2021 to meet the minimum utilization requirements of the revolving credit agreement and prior to June 30, 2021, we repaid the outstanding balance of our revolving credit agreement. As of September 30, 2021, we had cash, cash equivalents, and restricted cash of $288.1 million, of which $59.1 million was restricted, compared to $369.2 million, of which $71.9 million was restricted, as of December 31, 2020. As of September 30, 2021, we had committed and undrawn funding capacity of $694.2 million for our domestic operations and an additional $23.6 million (AU$32.7 million) available to support our operations in Australia. Based on numerous stressed-case modeling scenarios, we believe we have sufficient liquidity to run our operations for the foreseeable future. Further, we have no recourse debt obligations due until September 2024.

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

On June 30, 2017, we entered into a secured revolving credit agreement (as amended, the “Credit Agreement”). On April 13, 2018, October 5, 2018, July 1, 2019 and May 10, 2021, we and certain of our operating subsidiaries entered into amendments to our Credit Agreement. As of October 27, 2021, our available borrowings under the Credit Agreement were $309.3 million. Since 2016, we have entered into several loan securitization facilities and offered asset-backed notes to fund our growth, primarily in our near-prime consumer installment loan business. As a result of our acquisition of OnDeck in 2020, we added several additional securitization facilities and asset-backed notes supported by OnDeck’s small business loans, as summarized below under “Current Debt Facilities.” As of October 27, 2021, we had committed and undrawn funding capacity of $694.2 million for our domestic operations and an additional $24.6 million (AU$32.7 million) available to support our operations in Australia. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer and small business loan securitization facilities.

As of September 30, 2021, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending, which could be expected to generate additional liquidity.

Capital

Our Total stockholders’ equity increased by $215.4 million to $1,134 million at September 30, 2021 from $918.8 million at December 31, 2020. The increase of stockholders’ equity was driven primarily by net income for the nine months ended September 30, 2021. Our book value per share outstanding increased to $31.14 at September 30, 2021 from $25.69 at December 31, 2020, which was primarily driven by our net income in the period.

On November 5, 2020, we announced the Board of Directors had authorized a share repurchase program for up to $50.0 million of our outstanding common stock through December 31, 2021 (the “2020 Authorization”). Repurchases under our repurchase programs will be made in accordance with applicable securities laws from time to time in the open market, through privately negotiated transactions or otherwise. The share repurchase program does not obligate us to purchase any shares of our common stock. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors in its discretion at any time. During the nine months ended September 30, 2021, we had $15.5 million repurchases of common stock under the share repurchase program.

Cash

At September 30, 2021, we had $229.1 million of available unrestricted cash to fund our future operations compared to approximately $297.3 million at December 31, 2020.

Our cash and cash equivalents at September 30, 2021 were held primarily for working capital purposes and will be used to fund a portion of our lending activities. From time to time, we use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest cash in excess of our immediate working capital requirements in short-term investments, deposit accounts or other arrangements designed to preserve the principal balance and maintain adequate liquidity. Our excess cash may be invested primarily in overnight sweep accounts, money market instruments or similar arrangements that provide competitive returns consistent with our polices and market conditions.

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

Current Debt Facilities

The following table summarizes our debt facilities as of September 30, 2021.

	Maturity date		Weighted average interest rate(a)	Borrowing capacity		Principal outstanding
Funding Debt:
2018-1 Securitization Facility	September 2026	(b)	4.34%	150,000		17,705
2018-2 Securitization Facility	July 2025	(c)	4.19%	150,000		75,000
2018-A Notes	May 2026		7.37%	3,925		3,925
2019-A Notes	June 2026		6.99%	29,418		29,418
Receivable Assets of OnDeck	December 2023	(d)	2.57%	177,632		—
OnDeck Asset Securitization Trust III	May 2027	(e)	2.07%	300,000		300,000
Other funding debt(f)	Various	(g)	4.66%	58,250		34,651
Total funding debt			3.10%	$869,225		$460,699
Corporate Debt:
8.50% Senior Notes Due 2024	September 2024		8.50%	250,000		250,000
8.50% Senior Notes Due 2025	September 2025		8.50%	375,000		375,000
Revolving line of credit	June 2025		4.00%	310,000	(h)	—
Total corporate debt			8.50%	$935,000		$625,000

(a)

The weighted average interest rate is determined based on the rates and principal balances on September 30, 2021. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

(b)	The period during which new borrowings may be made under this facility expires in September 2024.
(c)	The period during which new borrowings may be made under this facility expires in July 2023.
(d)	The period during which new borrowings may be made under this facility expires in December 2022.
(e)	The period during which new borrowings may be made under this facility expires in April 2024.
(f)

These debt facilities support our operations in Australia and are denominated in Australian dollars. The total local currency borrowing capacity is AU$80.6 million, of which there is AU$47.9 million in principal outstanding at September 30, 2021.

(g)	The periods during which new borrowings may be made under the various agreements expire between June 2021 and March 2024. Maturity dates range from December 2021 through March 2024.
(h)	We had an outstanding letter of credit under the Revolving line of credit of $0.5 million as of September 30, 2021.

Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash flows provided by operating activities
Cash flows from operating activities - continuing operations	$325,157	$623,530
Cash flows from operating activities - discontinued operations	—	(297)
Total cash flows provided by operating activities	325,157	623,233
Cash flows used in investing activities
Loans and finance receivables	(470,416)	40,505
Acquisitions, net of cash acquired	(29,153)	(3,597)
Purchases of property and equipment	(22,031)	(19,835)
Other investing activities	25	57
Total cash flows (used in) provided by investing activities	(521,575)	17,130
Cash flows provided by (used in) financing activities	$115,433	$(186,103)

Cash Flows from Operating Activities

Net cash provided by operating activities from continuing operations decreased $298.3 million, or 47.9%, to $325.2 million in the current nine-month period from $623.5 million for the prior year nine-month period. The decrease was driven primarily by reduced originations in the prior year as a result of our efforts to mitigate the risk of the COVID‑19 pandemic and the mix shift from consumer to small business loans and finance receivables, which generally yield less revenue.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $521.6 million for the current nine-month period compared to net cash provided by investing activities of $17.1 million for the prior year nine-month period. This change was due primarily to a $510.9 million increase in net loan and finance receivables originations driven by the strategic reduction in originations and acquisitions of loans and finance receivables to mitigate risks associated with the COVID-19 pandemic in the prior year. Additionally, we acquired Pangea for $25.6 million, net of cash acquired, in the current year.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the current nine-month period were driven primarily by $129.3 million in net borrowings under our securitization facilities. Cash flows used in financing activities for the prior year nine-month period were driven primarily by $72.0 million in net payments made under the Credit Agreement, $59.3 million in net payments made under our securitization facilities and $54.6 million in treasury shares purchased.

On October 24, 2019, we announced the Board of Directors had authorized a share repurchase program totaling $75.0 million that expired December 31, 2020 (the “2019 Authorization”). On November 5, 2020, we announced the Board of Directors had authorized the 2020 Authorization discussed above. The 2020 Authorization was an expansion of the 2019 Authorization. During the current year nine-month period, we repurchased $15.5 million of common stock under the share repurchase program. During the prior year nine-month period, we repurchased $53.5 million of common stock under the share repurchase programs.

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

We carry our loans and finance receivables at fair value with changes in fair value recognized directly in earnings. As of September 30, 2021, we were exposed to interest rate risk on our loans and finance receivables, which have fixed interest rates. The fair values of loans are estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The pricing on many fixed income securities is highly dependent upon interest rates and credit spreads that change on a daily basis. The discount rates utilized in the valuation of our products are not as reactive to minor shifts in underlying interest rates as i.) the interest component is relatively minor in size compared with the non-interest rate component of the discount rate and ii.) a market participant’s basis for adjusting the required rate of return is less likely to be impacted by minor shifts in the underlying interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2021 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b) (in thousands)
July 1 – July 31, 2021	300	$32.78	—	$50,000
August 1 – August 31, 2021	235,875	32.00	233,887	42,518
September 1 – September 30, 2021	247,737	32.47	247,184	34,492
Total	483,912	$32.24	481,071	$34,492

(a)

Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 300, 1,988 and 553 for the months of July, August and September, respectively.

(b)	On November 5, 2020, the Board of Directors authorized a share repurchase program for the repurchase of up to $50.0 million of the Company’s common stock through December 31, 2021.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

10.1

Amendment No. 6 to Fourth Amended and Restated Credit Agreement, dated as of July 16, 2021, among Receivable Assets of OnDeck, LLC, as Borrower, the Lenders party thereto and Truist Bank, as Administrative Agent

10.2	Amendment to Loan and Security Agreement, dated July 23, 2021, by and between Credit Suisse AG and EFR 2018‑2, LLC

10.3	Amendment to Loan and Security Agreement, dated September 15, 2021, by and between Pacific Western Bank and EFR 2018‑1, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Certain information has been excluded from this exhibit because it is both not material and would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2021	ENOVA INTERNATIONAL, INC.

	By:	/s/ Steven E. Cunningham
Steven E. Cunningham
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)