Form 10-K
period 2021-12-31
Enova International, Inc.
filed 2022-02-28
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of 35,968,926 shares of the registrant’s common stock, par value $0.00001 per share, held by non-affiliates on June 30, 2021 was approximately $1,230,496,958.

At February 24, 2022 there were 33,461,938 shares of the registrant’s Common Stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2022 Annual Meeting of stockholders are incorporated by reference into Part III of this report.

ENOVA INTERNATIONAL, INC.

YEAR ENDED DECEMBER 31, 2021

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
•
the risk that the Company will not successfully integrate acquired companies or that costs associated with the integration are higher than anticipated;
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

PART I

ITEM 1. BUSINESS

Overview

We are a leading technology and analytics company focused on providing online financial services. In 2021, we extended approximately $3.0 billion in credit or financing to borrowers. As of December 31, 2021, we offered or arranged loans or draws on lines of credit to consumers in 38 states in the United States and Brazil. We also offered financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through December 31, 2021, we have completed approximately 55.4 million customer transactions and collected approximately 61 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include installment loans and receivables purchase agreements (“RPAs”) and line of credit accounts.

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

Our flexible and scalable technology platforms allow us to process and complete customers’ transactions quickly and efficiently. In 2021, we processed approximately 2.2 million transactions, and we continue to grow our loan and finance receivables portfolio and increase the number of customers we serve through desktop, tablet and mobile platforms. Our highly customizable technology platforms allow us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In 2012, we launched a new product in the United States designed to serve near-prime customers. In 2014, we launched our business in Brazil, where we arrange financing for borrowers through a third-party lender. In addition, in 2014, we introduced a new line of credit product in the United States to serve the needs of small businesses. In 2015, we further expanded our product offering by acquiring certain assets of a company that provides financing and installment loans to small businesses by offering RPAs. In October 2020, we acquired, through a merger, On Deck Capital Inc. (“OnDeck”), a small business lending company offering lending and funding solutions to small businesses in the U.S., Australia and Canada, to expand our small business offerings. In March 2021, we acquired Pangea Universal Holdings (“Pangea”), which provides mobile international money transfer services to customers in the U.S with a focus on Latin America and Asia. These new products have allowed us to further diversify our product offerings and customer base.

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

Products and Services

Our online financing products and services provide customers with a deposit of funds to their bank account in exchange for a commitment to repay the amount deposited plus fees, interest and/or revenue on the receivables purchased. We originate, arrange, guarantee or purchase installment loans, line of credit accounts and RPAs to consumers and small businesses. We have one reportable segment that includes all of our online financial services.

Installment loans. Installment loans include longer-term loans that require the outstanding principal balance to be paid down in multiple installments and shorter-term single payment loans. Our installment loans are either written directly by us, purchased as part of our bank programs as discussed below, or are those that we arrange and guarantee as part of our credit services organization and credit access business programs, which we refer to as our CSO programs. We offer, or arrange through CSO programs, multi- or single-payment unsecured consumer loan products in 38 states in the United States and small business installment loans in 47 states and in Washington D.C. We also offer or arrange multi-payment unsecured consumer installment loan products in Brazil and small business installment loan products in Australia and Canada. Terms for our installment loan products range between two and 60 months, and single-pay consumer loans generally have terms of seven to 90 days. Loans may be repaid early at any time with no additional prepayment charges.

Line of credit accounts. We directly offer, or purchase a participation interest in receivables through our bank programs, new consumer line of credit accounts in 30 states (and continue to service existing line of credit accounts in two additional states) in the United States and business line of credit accounts in 47 states and in Washington D.C. in the United States, which allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with the terms of the line of credit account. We also offer small business line of credit accounts in Canada. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit.

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

CSO programs. We currently operate a CSO program in Texas. Through our CSO program, we provide services related to third-party lenders’ multi- and single-pay installment consumer loan products by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under our CSO program include credit-related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents (“CSO loans”). When a consumer executes an agreement with us under our CSO program, we agree, for a fee payable to us by the consumer, to provide certain services, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. For CSO loans, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. We, in turn, are responsible for assessing whether or not we will guarantee such loan. The guarantee represents an obligation to purchase specific single-payment loans, which for our CSO program, have terms of less than 90 days, and specific installment loans, which have terms of up to six months, if they go into default.

As of December 31, 2021 and 2020, the outstanding amount of active and current consumer loans originated by third-party lenders under the CSO programs was $13.8 million and $10.2 million, respectively, which were guaranteed by us.

Bank programs. The Company operates a program with a bank to provide marketing services and loan servicing for near-prime unsecured consumer installment loans and, beginning in January 2021, line of credit accounts. Under the program, the Company receives marketing and servicing fees while the bank receives an origination fee. The bank has the ability to sell and the Company has the option, but not the requirement, to purchase the loans the bank originates and, in the case of line of credit accounts, a participation interest in those accounts. The Company does not guarantee the performance of the loans and line of credit accounts originated by the bank. As part of the OnDeck business both prior and subsequent to Enova’s acquisition, OnDeck operates a program with a separate bank to provide marketing services and loan servicing for small business installment loans and line of credit accounts. Under the OnDeck program, the Company receives marketing fees while the bank receives origination fees and certain program fees. The bank has the ability to sell and the Company has the option, but not the requirement, to purchase the installment loans the bank originates and, in the case of line of credit accounts, extensions under those line of credit accounts. The Company does not guarantee the performance of the loans or line of credit accounts originated by the bank.

Our Markets

We currently provide our services in the following countries:

United States. We began our online business in the United States in May 2004. As of December 31, 2021, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, OnDeck at www.ondeck.com, Headway Capital at www.headwaycapital.com and The Business Backer at www.businessbacker.com. The United States represented 98.1% of our total revenue in 2021 and 98.9% of our total revenue in 2020.

Brazil. In June 2014, we launched our business in Brazil under the name Simplic at www.simplic.com.br, where we arrange installment loans for a third party lender. We plan to continue to invest in and expand our financial services program in Brazil. Brazil represented 0.7% of total revenue in 2021 and 0.8% of total revenue in 2020.

Australia. As part of our acquisition of OnDeck in October 2020, we offer installment loans to small businesses in Australia through an entity that was a majority-owned subsidiary until we sold a portion of our interest in December 2021. Subsequent to the partial divestiture, we classify the affiliate as an equity method investment.

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

The breakout of the combined loans and finance receivables and revenue of our product offerings is set forth below:

Year ended December 31, 2021
Revenue by Product

Small
Business 31%
Consumer
68%

Year ended December 31, 2021
Combined Loans and Finance Receivables by Product

Consumer
48%
Small Business
52%

Our Industry

The internet has transformed how consumers and small businesses shop for and acquire products and services. According to a study by the United Nations, 63% of the world’s population had access to the internet in 2021, a 17% increase from 2019. Cisco’s annual Internet Report reported that global internet usage is expected to increase at a pace of 6% through 2023. Accompanying the rise in internet usage is the continued disruption of storefront retail by e-commerce companies like Amazon, as consumers flock to purchase goods and interact with businesses online. With safety concerns due to the COVID-19 pandemic, the U.S. Census Bureau Department of Commerce reported e-commerce saw a 6.6% increase in the third quarter of 2021 compared to 2020. According to the U.S. Census Bureau, e-commerce sales as a percent of total quarterly retail sales in the United States accounted for 12.4% in the third quarter of 2021. In addition, a number of traditional financial services, such as banking, bill payment and investing, have become widely available online. An October 2021 report by the American Bankers Association found that approximately 70% of bank customers in a U.S. sample have used mobile apps or online banking as a means of accessing banking services since the COVID-19 pandemic began. This level of use highlights the extent to which consumers now accept the internet for conducting their financial transactions and are willing to entrust their financial information to online companies. We believe the increased acceptance of online financial services has led to an increased demand for online lending and financing, the benefits of which include customer privacy, easy access, security, 24/7 availability to apply for a loan or financing, speed of funding and transparency of fees and interest.

We use the internet to serve the large and growing number of underbanked consumers and small businesses that have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. In its Report on the Economic Well-Being of U.S. Households in 2020 published in May 2021, the Federal Reserve noted that relatively small, unexpected expenses, such as a car repair or a modest medical bill, can be a hardship for many families and that, when faced with a hypothetical expense of $400, 36 percent of adults said they could not cover it completely using cash, savings or a credit card paid off at the end of the month, revealing the need for alternative sources. The onset and continued impacts of the COVID-19 pandemic have exacerbated financial disruptions for many working-class individuals. According to another 2019 report by the Federal Reserve a sizeable portion of the population (22%) is unbanked or underbanked, of which over 85% of those consumers had used some form of alternative financial service product in the prior year. In 2021, the Federal Reserve reported a 60% decrease in the origination of new credit cards during the COVID-19 pandemic, especially to less creditworthy borrowers due to a reduction in credit availability, especially to riskier borrowers.

Small businesses are also suffering from lack of access to credit from traditional lenders, a situation that has also been exacerbated by the COVID-19 pandemic. Among a sample of small businesses surveyed for the U.S. Census Bureau December 2021 Small Business Pulse Survey, 65% reported that the pandemic had a negative effect on their business. According to a 2021 study by the Federal Reserve Banks, 62% of employer firms used personal funds to address their business’s financial challenges. During the pandemic, 91% of employer firms applied for some type of emergency funding. Online lending and funding options are emerging as a solution for small businesses that are seeking capital. The Federal Reserve found that 20% of small businesses surveyed applied for credit from online lenders. Aside from the need for capital, 35% of businesses surveyed sought online lenders due to lower credit scores.

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

Our Customers

Our subprime consumer customer base is comprised largely of individuals living in households that earn an average annual income of $41,000 in the United States, and our U.S. near-prime customers earn an average annual income of $58,000. Based on our analysis of industry data, we believe our addressable markets are approximately 68 million individuals in the United States. The short-term lending market is sizable in the United States and Brazil. We estimate there is a $69 billion consumer lending opportunity market in the United States. In Brazil, we estimate there to be an $80 billion consumer loans market. Small business lending is also an attractive market opportunity, with an estimated total U.S. small business loan market of $82 billion. Tighter banking regulations have forced banks to vacate the market for loans under $1 million. Loans under $100 thousand are the fastest growing loan segment and account for 60% of all small business loan growth. Our small business customers who enter into RPAs average approximately $1.9 million in annual sales and 15 years of operating history, those who obtain a line of credit account average approximately $473 thousand in annual sales and 7 years of operating history, and those who obtain installment loans average $1.3 million in annual sales and 11 years of operating history.

Our Competitive Strengths

We believe that the following competitive strengths position us well for continued growth:

•
Significant operating history and first mover advantage. As an early entrant in the online lending sector, we have accumulated approximately 61 terabytes of currently accessible consumer behavior data from more than 55 million transactions in our more than 17 years of experience. This database allows us to market to a customer base with an established borrowing history as well as to better evaluate and underwrite new customers, leading to better loan performance. In order to develop a comparable database, we believe that competitors would need to incur high marketing and customer acquisition costs, overcome customer brand loyalties and have sufficient capital to withstand higher early losses associated with unseasoned loan portfolios. Additionally, we are licensed in all jurisdictions that require licensing and believe that it would be difficult and time-consuming for a new entrant to obtain such licenses. We have also created strong brand recognition over our more than 17 years of operating history and we continue to invest in our brands, such as CashNetUSA, NetCredit, OnDeck, Headway Capital, The Business Backer, Simplic and Pangea, to further increase our visibility.
•
Proprietary analytics, data and underwriting. We have developed a fully integrated decision engine that evaluates and rapidly makes credit and other determinations throughout the customer relationship, including automated decisions regarding marketing, underwriting, customer contact and collections. Our decision engine currently handles more than 100 algorithms and over 1,000 variables. These algorithms are constantly monitored, validated, updated and optimized to continuously improve our operations. Our machine learning-enabled proprietary models are built on over 17 years of lending history, using advanced statistical methods that take into account our experience with the millions of transactions we have processed during that time and the use of data from numerous third-party sources. Since we designed our system specifically for our specialized products, we believe our system provides more predictive assessments of future loan behavior than traditional credit assessments, such as the Fair Isaac Corporation score (“FICO score”), and therefore, results in better evaluation of our customer base. With the acquisition of OnDeck, we have added a loan decision process, including the proprietary OnDeck Score®, which provides us with significant visibility and predictability to assess the creditworthiness of small businesses and allows us to better serve more customers across more industries.
•
Scalable and flexible technology platforms. Our proprietary technology platforms are designed to be powerful enough to handle the large volume of data required to evaluate customer applications and flexible enough to capitalize on changing customer preferences, market trends and regulatory requirements. These platforms have enabled us to achieve significant growth over more than 17 years as we have expanded our product offerings. We began offering installment loans in the United States in 2008 and added line of credit products in 2010 and have experienced significant growth since. Due to the scalability of our platform, we were able to achieve this growth without significant investment in additional infrastructure, and over the past three years, capital expenditures have averaged only 2.3% of revenue per year. We expect our advanced technology and underwriting platform to help continue to drive significant growth in our business.
•
Focus on customer experience. We believe that non-prime credit consumers and small businesses are not adequately served by traditional lenders. To better serve these consumers and small businesses, we use customer-focused business practices, including extended-hours availability of our customer service team by phone, email and web chat. We continuously work to improve customer satisfaction by evaluating information from website analytics, customer surveys, contact center feedback and focus groups. Our contact center teams receive training on a regular basis and are monitored by quality assurance managers. We believe customers who wish to access credit or financing again often return to us because of our dedication to customer service, the transparency of our fees and interest charges and our adherence to trade association “best practices.” With the acquisition of OnDeck, we have added another business with a strong culture for delivering quality customer experience. OnDeck has a 4.8 Excellent TrustScore on Trustpilot as of February 2022. Trustpilot is an online customer review platform that hosts 120+ million reviews of businesses worldwide who use it for insights into customer satisfaction. A TrustScore is calculated on a scale from 1 to 5 giving more weight to newer reviews. OnDeck’s score places it at the upper end of customer satisfaction ratings in the non-bank financial services industry. OnDeck has also consistently achieved an A+ rating from the Better Business Bureau.
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
•
Proven history of growth and profitability. Over the last five years, we grew the principal balance of our loans and finance receivables at a compound annual growth rate of 27.7%, from $706.4 million as of December 31, 2017 to $1.9 billion as of December 31, 2021. Over the same period, our revenue grew at a compound annual growth rate of 13.5%, from $728.9 million in 2017 to $1,208 million in 2021, our net income from continuing operations grew at a compound annual growth rate of 95.3%, from $17.6 million in 2017 to $256.3 million in 2021, and our net income from continuing operations as a percent of revenue increased from 2.4% to 21.2%. Adjusted EBITDA, a non-GAAP measure, grew at a compound annual growth rate of 36.0%, from $138.4 million to $473.0 million and adjusted EBITDA as a percent of revenue increased from 19.0% in 2017 to 39.2% in 2021.
•
Talented, highly educated employees. We believe we have one of the most skilled and talented teams of professionals in the industry. Our employees have exceptional educational backgrounds, with numerous post-graduate and undergraduate degrees in science, technology, engineering and mathematics fields. We hire and develop top talent from graduate and undergraduate programs at institutions such as Carnegie Mellon University, Northwestern University, the University of Chicago and Harvard University. The extensive education of our team is complemented by the experience our leadership team obtained at leading financial services companies and technology firms such as optionsXpress, Discover Financial Services, First American Bank, JPMorgan Chase and Groupon.

Our Growth Strategy

•
Increase penetration in existing markets through direct marketing. We believe that we have reached only a small number of the potential customers for our products and services in the markets in which we currently operate. We continue to focus on our direct customer acquisition channels, with direct marketing (traditional and digital) generating approximately 42% of our new customer transactions in 2021, as compared to 32% in 2009. We believe these channels allow us to reach a larger customer base at a lower acquisition cost than the traditional online lead purchasing model. Additionally, as our smaller and less sophisticated competitors, both online and storefront, struggle to adapt to both regulatory developments and evolving customer preference, we believe we have the opportunity to gain significant market share.
•
Introduce new products and services. We plan to attract new categories of consumers and small businesses not served by traditional lenders through the introduction of new products and services. We have introduced new products to expand our businesses from solely single-payment consumer loans to installment loans, line of credit accounts and small business loans and financing, using our analytics expertise and our flexible and scalable technology platform. In 2012, we launched NetCredit, a longer duration installment loan product for near-prime consumers in the United States. In 2014, we launched our business in Brazil, where we arrange loans for borrowers through a third party lender. In 2014, we launched Headway Capital, a line of credit product in the United States that serves the needs of small businesses. In 2015, we completed the purchase of certain assets of a company operating as The Business Backer, which allows us to provide short-term financing to small businesses throughout the United States through RPAs, and in 2017, The Business Backer began offering an installment loan product. In 2016, we launched a program with a state-chartered bank where we provide technology, loan servicing and marketing services to the bank for unsecured consumer installment loans. We suspended the program in 2018 and launched a similar program in 2019. In October 2020, we acquired OnDeck, a small business lending company, to expand our small business lending and funding offerings. We intend to continue to evaluate and offer new products and services that complement our online specialty financial services in order to meet the growing needs of our consumers and small businesses.
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

The key elements of our technology platforms include:

•
Scalable Information Technology infrastructure. Our Information Technology infrastructure allows us to meet customer demand and accommodate business growth. Our services rely on accessing, evaluating and creating large volumes of data including, for example, information collected from over 170 million credit reports during 2021. This rich dataset has grown significantly over our more than 17 year history and will continue to grow as our business expands. We believe that our scalable IT infrastructure enables us to meet substantial growth demands.
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

Proprietary Data and Analytics

Decision Engine

We have developed a fully integrated decision engine that evaluates and rapidly makes credit and other determinations throughout the customer relationship, including automated decisions regarding marketing, fraud, underwriting, customer contact and collections that leverage artificial intelligence and machine learning-enabled models. Our decision engine currently handles more than 100 algorithms and over 1,000 variables. The algorithms in use are constantly monitored, validated, updated and optimized to continuously improve our operations. In order to support the daily running and ongoing improvement of our decision engine, we have assembled a highly skilled team of over 80 data and analytics professionals as of December 31, 2021.

Proprietary Data, Models and Underwriting

Our proprietary models are built on more than 17 years of history, using advanced statistical methods that take into account our experience with the millions of transactions we have processed during that time and the use of data from numerous third-party sources. We also acquired OnDeck’s proprietary data and analytics models, which strengthen our ability to serve small businesses. We continually update our machine learning-enabled underwriting models to manage risk of defaults and to structure loan and financing terms. Our system completes these assessments within seconds of receiving the customer’s data.

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

Our brand, technology and machine learning-enabled analytics-powered approach to marketing has enabled us to increase the percentage of loans sourced through direct marketing (where we have more visibility and control than in the lead purchase or affiliate channels) from approximately 32% in 2009 to 42% in 2021, and we believe we have also improved customer brand loyalty during the same period.

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

Because numerous competitors offer consumer and small business loan and financing products, and many of our competitors are privately held, it is difficult for us to determine our exact competitive position in the market. However, we believe our principal online competitors in the United States include Avant, Curo and Elevate. Storefront consumer loan lenders that offer loans online or in storefronts are also a source of competition in some of the markets where we offer consumer loans, including Ace Cash Express, Check Into Cash, Check ‘n Go and One Main Financial. For online small business financing, we believe our main competitors include traditional banks, legacy merchant cash advance providers, and newer, technology-enabled FinTech lenders.

Intellectual Property

Protecting our rights to our intellectual property is critical, as it enhances our ability to offer distinctive services and products to our customers, which differentiates us from our competitors. We rely on a combination of trademark laws and trade secret protections in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect the intellectual property rights related to our proprietary analytics, predictive underwriting models, tradenames and marks and software systems. We have several registered trademarks, including CashNetUSA and our “e” logo. OnDeck also has registered trademarks in the United States, Canada and Australia, including “OnDeck,” “OnDeck Score” and the OnDeck logo. These trademarks have varying expiration dates, and we believe they are materially important to us and we anticipate maintaining them and renewing them.

Seasonality

Demand for our consumer loan products and services in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Demand for our commercial loan products and services in the United States has historically been highest in the fourth quarter and early first quarter of each year, corresponding generally to holiday and post-holiday season needs, and lowest at the end of the first quarter and beginning of the second quarter of each year, where we believe that our customers' businesses are generally slower. Consequently, we experience seasonal fluctuations in our domestic operating results and cash needs.

Financial Information on Segments and Areas

Additional financial information regarding our operating segment and each of the geographic areas in which we do business is provided in “Item 8. Financial Statements and Supplementary Data—Note 17” of this report.

Operations

Management and Personnel

Executive Officers

Our executive officers, and information about each as of December 31, 2021, are listed below.

NAME	POSITION WITH ENOVA	AGE
David Fisher	Chief Executive Officer	52
Kirk Chartier	Chief Strategy Officer	58
Steven Cunningham	Chief Financial Officer	52
Sean Rahilly	General Counsel & Chief Compliance Officer	48

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

Kirk Chartier currently serves as our Chief Strategy Officer. Mr. Chartier joined Enova in April 2013 as Chief Marketing Officer. Prior to joining Enova, Mr. Chartier was the Executive Vice President & Chief Marketing Officer of optionsXpress Holdings from January 2010 until Schwab acquired the business in September 2011. Following the acquisition, Mr. Chartier served as Vice President of Schwab through May 2012. From 2004 to 2010, Mr. Chartier was the Senior Managing Principal and Business Strategy Practice Leader for the Zyman Group, a marketing and strategy consultancy owned by MDC Partners, where he also served in interim senior marketing executive roles for Fortune 500 companies, including Safeco Insurance. Mr. Chartier has held executive roles at technology companies including as Senior Vice President of Business Services & eCommerce for CommerceQuest, as Vice President of Online Marketing & Strategy for THINK New Ideas and as a Corporate Auditor for the General Electric Company. He started his career as a combat pilot with the U.S. Marine Corps and is a veteran of Desert Storm. Mr. Chartier received a Master of Business Administration from Syracuse University, a Bachelor of Arts in Economics from the College of the Holy Cross, and a Bachelor of Science in Engineering from Worcester Polytechnic Institute.

Steven Cunningham has served as our Chief Financial Officer since he joined Enova in June 2016. Mr. Cunningham joined Enova from Discover Financial Services, where he most recently served as Executive Vice President and Chief Risk Officer for Discover’s $8.7 billion direct banking and payment services business. He joined Discover as its Corporate Treasurer in 2010. Prior to Discover, Mr. Cunningham was the CFO of Harley-Davidson Financial Services, a $7 billion receivables business, and spent eight years at Capital One Financial in various corporate and line of business finance leadership positions, including CFO for the Auto Finance segment, a $20 billion receivables business, and CFO for the company’s banking segment. Mr. Cunningham also has experience as a bank regulator with the FDIC. Mr. Cunningham has served on the Board of Directors of AgriBank, a Farm Credit Bank, since January 2022. Mr. Cunningham received a bachelor’s degree in Corporate Finance and Investment Management from the University of Alabama and a Master of Business Administration from George Washington University. He also holds the professional designation of Chartered Financial Analyst.

Sean Rahilly has served as our General Counsel and Chief Compliance Officer since June 2018. Mr. Rahilly joined Enova in October 2013 as Chief Compliance Officer. Mr. Rahilly previously served as Assistant General Counsel and Compliance Officer of First American Bank from September 2006 to September 2013. He also served as First American Bank’s Vice President—Community Reinvestment Act and Compliance Officer from January 2006 to September 2006, Vice President—Compliance Manager from November 2003 to January 2006 and Assistant Vice President—Compliance and Community Reinvestment Act from July 2002 to November 2003. Prior to joining First American Bank, Mr. Rahilly served as an attorney with the Law Offices of Victor J. Cacciatore, a project assistant with Schiff Hardin & Waite and in various roles with Pullman Bank and Trust Company. He received a Bachelor of Science in Accountancy from DePaul University College of Commerce and a Juris Doctor from DePaul University College of Law.

Human Capital

Our Workforce. Our employees are primarily located in the United States, with a portion of our workforce in Brazil and Mexico. As of December 31, 2021, we had 1,463 employees. None of our employees are currently covered by a collective bargaining agreement or represented by an employee union. We believe we have one of the most skilled and talented teams of professionals in the industry. Our employees have exceptional educational backgrounds, with numerous post-graduate and undergraduate degrees in science, technology, engineering, and mathematics fields. We hire and develop a diverse range of top talent from graduate and undergraduate programs at premier institutions as well as from coding bootcamps such as Code Platoon. The extensive education of our team is complemented by the experience our leadership team obtained at leading financial services companies and technology firms such as optionsXpress, Discover Financial Services, First American Bank, JPMorgan Chase and Groupon.

Diversity, Equity, & Inclusion. Diversity, equity, and inclusion (“DEI”) are highly valued at Enova. We are committed to fostering a culture where everyone is treated equitably and fairly, with a sense of belonging, community, and value. We believe that DEI is important to all aspects of our business, including our goal to attract, develop, and retain talent from underrepresented groups. Our business is better when we have a team of people from diverse backgrounds, experiences, talents, skills, and perspectives contributing to our success. To further our commitment, in 2021, we created a new position, Diversity, Equity, & Inclusion Lead, focused exclusively on fostering and driving our DEI initiatives and values. A key part of this role is partnering with Enova’s DEI Council, DEI groups, and business teams to ensure that our initiatives have an impactful role in our culture and day-to-day work. We currently have seven DEI groups at Enova: Apex@Enova (Asian Pacific Experience), B.L.A.C.K.@Enova (Boosting Love Achievement Culture Knowledge), HOLA@Enova (Hispanic or Latino Alliance), Parents@Enova, Pride@Enova, South Asians@Enova, and Women@Enova.

In The Community. We are dedicated to having a positive impact on our community. We encourage our employees to volunteer in their communities and on behalf of causes that are important to them through our Enova Gives program. Corporate employees are granted one paid volunteer day per calendar year to volunteer with or on behalf of a qualified 501(c)(3) non-profit organization of their choice during work hours. In addition, Enova matches charitable donations from employees to qualifying 501(c)(3) non-profit organizations—up to $250 per employee each calendar year. Twice per year, two non-profit organizations that receive donations under the matching program become eligible for an additional one-time donation of $2,000 to $3,000, to be decided by employee vote. At a company level, Enova invests financially in organizations that are dedicated to strengthening and broadening access to quality education; improving the lives of children and young adults in need; and providing access to high quality financial literacy programs.

Learning & Development. We offer a combination of required and optional learning and development opportunities to every Enova employee. Our learning and development program is facilitated and guided primarily by our Talent Development team, Operations Learning and Development team, company leaders, subject matter experts and our People team. We utilize an enterprise learning management system (“LMS”) to deliver and manage all online learning. Enova employees can utilize tuition reimbursement or department training budgets for external learning and development. Required compliance training is administered and tracked through our LMS, and every Enova employee is assigned required compliance e-Learning modules. We also invest in our talent through a variety of leadership and mentor programs, as well as other events focused on professional development.

Rewards & Benefits. The primary objectives of our compensation program are to: support Enova’s core values; attract, motivate, and retain the best talent; encourage and reward high performance and results, while aligning short- and long-term interests with those of our stockholders; and reinforce our strategy to grow our business as we continue to innovate. We offer employees competitive and comprehensive total rewards packages. For U.S.-based employees, this includes competitive base bay; annual bonus consideration; long-term incentive grants; employer-subsidized health, dental, and vision insurance; an employer match for 401(k) savings; paid and unpaid time off; group term life and disability insurance; paid volunteer day; paid holidays; paid parental leave; and a summer hours program. Enova offers additional corporate perks to its U.S. employees, including a discount savings program, tuition reimbursement, last-minute childcare reimbursement, and meal ordering. Enova also offers a paid four-week sabbatical program for eligible employees. Legal, financial, and work-life solutions and support are available through our Employee Assistance Program.

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

On October 6, 2017, the CFPB issued its final rule entitled “Payday, Vehicle Title, and Certain High-Cost Installment Loans” (the “Small Dollar Rule”), which covers certain loans that we offer. The Small Dollar Rule requires that lenders who make short-term loans and longer-term loans with balloon payments reasonably determine consumers’ ability to repay the loans according to their terms before issuing the loans. The Small Dollar Rule also introduces new limitations on repayment processes for those lenders as well as lenders of other longer-term loans with an annual percentage rate greater than 36 percent that include an ACH authorization or similar payment provision. If a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. For loans covered by the Small Dollar Rule, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed withdrawal attempts. On June 7, 2019, the CFPB issued a final rule to set the compliance date for the mandatory underwriting provisions of the Small Dollar Rule to November 19, 2020. On July 7, 2020, the CFPB issued a final rule rescinding the ability to repay (“ATR”) provisions of the Small Dollar Rule along with related provisions, such as the establishment of registered information systems for checking ATR and reporting loan activity. The payment provisions of the Small Dollar Rule remain in place, but are stayed indefinitely by the United States Court of Appeals for the Fifth Circuit, which is hearing an appeal from the plaintiff on a constitutional challenge to the rule. On October 14, 2021, the Fifth Circuit ruled that the Small Dollar Rule will not take effect until 286 days after the Fifth Circuit rules on the appeal. If the Small Dollar Rule does become effective in its current proposed form, we will need to make certain changes to our payment processes and customer notifications in our U.S. consumer lending business. If we are not able to execute these changes effectively because of unexpected complexities, costs or otherwise, we cannot guarantee that the Small Dollar Rule will not have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows.

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

On May 24, 2021, we received a Civil Investigative Demand (“CID”) from the CFPB concerning certain loan processing issues. We have been cooperating fully with the CFPB by providing data and information in response to the CID. We anticipate being able to expeditiously complete the investigation as several of the issues were self‐disclosed and we have provided, and will continue to provide, restitution to customers who may have been negatively impacted.

For further discussion of the CFPB and its regulatory, supervisory and enforcement powers, see “Risk Factors—Risks Related to Our Business and Industry— The Consumer Financial Protection Bureau has examination authority over our U.S. consumer lending business that could have a significant impact on our U.S. business” in Part I, Item 1A of this report.

U.S. State Regulation

Our consumer lending business is regulated under a variety of enabling state statutes, all of which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of the date of this report, we offer or arrange consumer loans in 38 states that have specific statutes and regulations that enable us to offer economically viable products. We currently do not offer consumer loans in the remaining states because we do not believe it is economically feasible to operate in those jurisdictions due to specific statutory or regulatory restrictions, such as interest rate ceilings, caps on the fees that may be charged, or costly operational requirements. However, we may later offer our consumer products or services in any of these states if we believe doing so may become economically viable because of changes in applicable statutes or regulations or if we determine we can broaden our product offerings to operate under existing laws and regulations.

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

Our website is located at www.enova.com. Through our website, we provide free access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The information posted on our website is not incorporated by reference into this Annual Report on Form 10-K.

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
•
We may not achieve the intended benefits of our acquisition of OnDeck, and the acquisition may disrupt our current plans or operations.
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
•
Our U.S. consumer loan and small business financing businesses are seasonal in nature, which causes our revenue and earnings to fluctuate.
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

On October 6, 2017, the CFPB issued a rule on payday and certain high-cost installment loans, also known as the “Small Dollar Rule,” which would cover some of the loans we offer. The Small Dollar Rule initially required that lenders who make short-term loans and longer-term loans with balloon payments reasonably determine consumers’ ability to repay the loans according to their terms before issuing the loans. The Small Dollar Rule also introduced new limitations on repayment processes for those lenders as well as lenders of other longer-term loans with an annual percentage rate greater than 36 percent that include an ACH authorization or similar payment provision. If a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. For loans covered by the Small Dollar Rule, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed payment attempts. On July 7, 2020, the CFPB issued the final Small Dollar Rule, rescinding the ability to repay ("ATR") and related provisions, such as the establishment of registered information systems for checking ATR and reporting loan activity. The payment provisions of the Small Dollar Rule remain in place, but are stayed indefinitely by the United States Court of Appeals for the Fifth Circuit, which is hearing an appeal from the plaintiff on a constitutional challenge to the rule. On October 14, 2021, the Fifth Circuit ruled that the Small Dollar Rule will not take effect until 286 days after the Fifth Circuit rules on the appeal. If the Small Dollar Rule does become effective in its current proposed form, we will need to make certain changes to our payment processes and customer notifications in our U.S. consumer lending business. If we are not able to execute these changes effectively because of unexpected complexities, costs or otherwise, we cannot guarantee that the Small Dollar Rule will not have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows.

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

In the past we have ceased business in, restricted our operations in, or chosen not to begin business in, certain jurisdictions due to regulatory restrictions which render our operations impermissible, unprofitable or impractical. In addition, because we are in some cases subject to state/provincial and local regulation in addition to federal/national regulation, we may restrict or discontinue business in certain jurisdictions within countries where we are otherwise active. For example, as of December 31, 2021, we did not offer or arrange consumer loans in 12 U.S. states because we do not believe it is economically feasible to operate in those jurisdictions due to specific statutory or regulatory restrictions, such as interest rate ceilings or caps on the fees that may be charged.

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

On May 7, 2019, the CFPB issued a Notice of Proposed Rulemaking under the FDCPA (the “Proposed Debt Collection Rule”) which would apply to third-party debt collectors covered by the FDCPA, including our attempts to collect certain debt originated by other lenders such as under our CSO program. In the fall of 2020, the CFPB issued its final debt collection rule in two parts. The first part, issued on October 30, 2020: (a) clarifies the times and places at which a debt collector may communicate with a consumer; (b) requires collectors to provide a channel-specific opt-out mechanism for debtors in all text messages and emails; and (c) provides that a debt collector is presumed to violate the rule if it places a telephone call to a person more than 7 times within a 7-day period or within 7 days after a telephone conversation with the debtor. The second part, issued on December 18, 2020: (a) includes prohibitions against taking or threatening legal action on time-barred debt outside of proofs of claim filed in bankruptcy proceedings; (b) requires debt collectors to speak to a consumer in person or by phone or send a letter or electronic message and wait a reasonable period of time before furnishing information to a credit reporting agency; and (c) adopts a set of specifications for the information that should be included in debt validation notices and when and how the validation notice should be provided to consumers. Both rules became effective November 30, 2021. Creditors and other first-party collectors are not subject to the final rules, but they will impact Enova’s third-party collectors and debt buyers. Restrictions on our third-party debt collectors or that apply to our attempts to collect debt originated by other lenders, may have an adverse impact on our U.S. products and services.

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

On October 27, 2020, the OCC issued a final rule, which was effective December 29, 2020, that determines when a national bank or Federal savings association makes a loan and therefore is the “true lender” in the context of a partnership between a bank and a third party. The rule provides that a national bank or Federal savings association makes a loan if, as of the date of origination, it (1) is named as the lender in the loan agreement or (2) it funds the loan. On January 5, 2021, the attorneys general from seven states – New York, California, Colorado, Massachusetts, Minnesota, New Jersey, and North Carolina – and the District of Columbia filed suit against the OCC in the U.S. District Court for the Southern District of New York, challenging the rule. On June 30, 2021, President Biden signed a joint resolution to repeal the OCC’s True Lender Rule pursuant to the Congressional Review Act. If we were deemed by a court to be the “true lender” of any loans originated by the issuing bank partner, it could impact the enforceability of the loans; it could subject us to regulatory investigations, penalties and fines; we might have to alter the terms of the loans we broker; it could create challenges for our capital markets and securitization models; we would have to change the way we do business in such jurisdictions; and we may suffer an adverse impact on our business.

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

We are subject to impairment risk.

At December 31, 2021, we had goodwill totaling $279.3 million on our consolidated balance sheets, all of which represents assets capitalized in connection with acquisitions and business combinations. Accounting for goodwill requires significant management estimates and judgment. Events may occur in the future, and we may not realize the value of our goodwill. Management performs periodic reviews of the carrying values of our goodwill to determine whether events and circumstances indicate that impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill or an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the goodwill or intangible asset would occur, resulting in a non-cash charge, which could adversely affect our results of operations and could also lead to our inability to comply with certain covenants in our financing documents, which could cause a default under those agreements.

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

We are subject to the risk of unexpected changes in foreign currency exchange rates by virtue of our loans to residents of Brazil and businesses in Canada and Australia. In 2021, 1.9% of our total revenue was derived from our international operations. Our results of operations and certain of our intercompany balances associated with our international businesses are denominated in their respective currencies and are, as a result, exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, our operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances.

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

We may not achieve the intended benefits of our acquisition of OnDeck, and the acquisition may disrupt our current plans or operations.

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

Management’s judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Management’s judgment is also required in evaluating whether tax benefits meet the more-likely-than-not threshold for recognition under Accounting Standards Codification 740-10-25, Income Taxes. Management’s interpretations of tax laws are subject to review and examination by the various taxing authorities in the jurisdictions where we operate, and disputes may occur regarding our view on a tax position. These disputes over interpretations with the various taxing authorities may be settled by audit, administrative appeals or adjudication in the court systems of the tax jurisdictions in which we operate. In addition, Management may revise its estimate of income taxes due to changes in income tax laws, legal interpretations, and business strategies. It is possible that revisions in Management’s estimate of income taxes may materially affect our results of operations in any reporting period. Management regularly reviews whether it may be assessed additional income taxes as a result of the resolution of these matters, and Management records additional reserves as appropriate.

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

Our U.S. consumer and small business loan businesses are seasonal in nature, which causes our cash flows to fluctuate over the year.

Our U.S. consumer and small business loan businesses are affected by fluctuating demand for our products and services and fluctuating collection rates throughout the year. Demand for our consumer loan products in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Demand for our small business loan products and services in the United States has historically been highest in the fourth quarter and early first quarter of each year, corresponding generally to holiday and post-holiday season needs, and lowest at the end of the first quarter and beginning of the second quarter of each year, where we believe that our customers’ businesses are generally slower. This seasonality requires us to manage our cash flows over the course of the year. If our originations were to increase and our collections were to fall substantially below what we would normally expect during certain periods, our ability to service debt and meet our other liquidity requirements may be adversely affected, which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Risks Related to our Indebtedness

We have incurred significant indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations under anticipated agreements governing our indebtedness.

As of December 31, 2021, we had approximately $1,384.4 million of total debt outstanding. Interest expense on our indebtedness totaled $77.4 million during the year ended December 31, 2021. Our level of debt could have important consequences to our stockholders, including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our corporate headquarters, which is located in Chicago, Illinois. We maintain additional leased offices in (i) South Jordan, Utah focusing on consumer application intake and support functions, (ii) New York, New York, Denver, Colorado and Arlington, Virginia for OnDeck operations and (iii) São Paulo, for our Brazilian operations. We do not own any real property. We are currently operating substantially in a remote work environment; if and when that changes, we believe that our leased facilities are adequate to support our operations and that, as needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

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

Stockholders

There were 287 registered stockholders of record of Enova common stock as of February 24, 2022.

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

Performance Graph

The following graph shows a comparison of the cumulative total shareholder return for our common stock to the total shareholder return for the S&P SmallCap 600® Index and with our peer group from December 31, 2016 through December 31, 2021. This data assumes an investment of $100 in each of our common stock and the two indices on December 31, 2016 and that all dividends were reinvested. Our peer group index is comprised of Envestnet, Inc., Fair Isaac Corporation, Green Dot Corporation, Groupon, Inc., LendingClub Corporation, Morningstar, Inc. Nelnet, Inc., OneMain Holdings, Inc., Regional Management Corp., SS&C Technologies Holdings, Inc., and World Acceptance Corp.

$350
$300
$250
$200
$150
$100
$50
$0
12/31/16
3/31/17
6/30/17
9/30/17
12/31/17
3/31/18
6/30/18
9/30/18
12/31/18
3/31/19
6/30/19
9/30/19
12/31/19
3/31/20
6/30/20
9/30/20
12/31/20
3/31/21
6/30/21
9/30/21
12/31/21
Enova International, Inc. (ENVA)
S&P SmallCap 600 ®
Peer Group

Unregistered Sales of Equity Securities

We did not sell any unregistered securities during the three years ended December 31, 2021.

Issuer Purchases of Equity Securities

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b) (in thousands)
October 1 – October 31, 2021	55,123	$34.04	45,886	$32,944
November 1 – November 30, 2021	1,008,776	39.17	1,006,400	118,530
December 1 – December 31, 2021	1,418,700	39.07	1,418,700	63,105
Total	2,482,599	$39.00	2,470,986	$63,105

(a)
Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 9,237 shares and 2,376 shares for the months of October and November, respectively. See Note 13 in the Notes to Consolidated

Financial Statements for additional details on the Company’s stock-based compensation plans.
(b)
On November 5, 2020 the Board of Directors authorized a share repurchase program totaling $50.0 million through December 31, 2021 (the “2020 Authorization”). On November 4, 2021, the Company announced the Board of Directors authorized a new share repurchase program totaling $150.0 million through December 31, 2022 (the "2021 Authorization"). The new program replaced the 2020 Authorization. The Company repurchased $25.0 million of common stock under the 2020 Authorization before it was terminated. On February 9, 2022, the Company announced the Board of Directors authorized a new share repurchase program totaling $100.0 million through June 30, 2023. The new program replaced the 2021 Authorization. The Company repurchased $132.7 million of common stock under the 2021 Authorization before it was terminated. All share repurchases made under these repurchase authorizations have been through open market transactions.

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

On October 6, 2017, the CFPB issued its final rule entitled “Payday, Vehicle Title, and Certain High-Cost Installment Loans” (the “Small Dollar Rule”), which covers certain loans that we offer. The Small Dollar Rule requires that lenders who make short-term loans and longer-term loans with balloon payments reasonably determine consumers’ ability to repay the loans according to their terms before issuing the loans. The Small Dollar Rule also introduces new limitations on repayment processes for those lenders as well as lenders of other longer-term loans with an annual percentage rate greater than 36 percent that include an ACH authorization or similar payment provision. If a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. For loans covered by the Small Dollar Rule, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed withdrawal attempts. On June 7, 2019, the CFPB issued a final rule to set the compliance date for the mandatory underwriting provisions of the Small Dollar Rule to November 19, 2020. On July 7, 2020, the CFPB issued a final rule rescinding the ability to repay (“ATR”) provisions of the Small Dollar Rule along with related provisions, such as the establishment of registered information systems for checking ATR and reporting loan activity. The payment provisions of the Small Dollar Rule remain in place, but remain stayed indefinitely by the United States Court of Appeals for the Fifth Circuit, which is hearing an appeal from the plaintiff on a constitutional challenge to the Small Dollar Rule. On October 14, 2021, the Fifth Circuit ruled that the Small Dollar Rule will not take effect until 286 days after the Fifth Circuit rules on the appeal. If the Small Dollar Rule does become effective in its current proposed form, we will need to make certain changes to our payment processes and customer notifications in our U.S. consumer lending business.

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

Illinois SB 1792

On March 23, 2021, the Economic Equity Act (“EEA”) became effective in Illinois. The EEA implements a 36% rate cap on all consumer lending, with the APR calculated consistent with the Military Lending Act’s Military Annual Percentage Rate. The EEA applies to consumer loans originated on or after the effective date. In addition, the EEA provides for the application of a predominant economic interest test for bank service arrangements. Pursuant to the predominant economic interest test, a broker or service with a predominant economic interest in a loan is considered to be the “true lender” for purposes of applying the EEA and the 36% rate cap.

New Mexico HB 132

On February 15, 2022, the New Mexico Legislature passed HB 132. The bill imposes a 36% rate cap on loans up to $10,000. Additionally, HB 132 provides for the application of a predominant economic interest test for bank service arrangements whereby a broker or servicer with a predominant economic interest in a loan is considered to be the “true lender” for purposes of applying the 36% rate cap. The New Mexico Governor has until March 9, 2022 to sign the bill or else it will be vetoed. If signed, the bill will take effect on January 1, 2023.

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

Prior to 2020, origination fees as well as certain direct costs associated with originating loans were deferred and amortized into or against revenue on an effective yield basis over the term of the loan or the projected delivery term of the finance receivable. Subsequent to the election of the fair value option, these fees and costs are no longer eligible for deferral. As such, revenue is slightly higher compared to the prior method due to origination fees being immediately recognized and the lack of amortization of deferred costs into revenue. As origination costs are no longer eligible for deferral, marketing and operations and technology expenses are generally slightly higher, particularly in periods of growth, compared to the prior method.

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
•
We have actively worked with our customers to understand their financial situations, waive late fees, offer a variety of repayment options to increase flexibility and reduce or defer payments for impacted customers.
•
We took measures to adjust our underwriting procedures, which reduced exposure to more heavily impacted consumers and businesses.
•
We adjusted loan and draw sizes as well as shortened duration in an effort to reduce risk in this volatile environment. Certain of these measures have eased since the height of the pandemic, with improvement of economic conditions and our outlook.

From a loan valuation perspective, the COVID-19 pandemic significantly increased the potential variability of our expected cash flows. We deemed it appropriate to increase the discount rate to capture the increase in potential volatility in expected cash flows due to the unprecedented nature of this pandemic and governmental response. After adjusting the discount rate for the decrease in underlying interest rates, we increased the rate by 500 basis points based on what we deemed a market participant would require to assume the additional risk. Consequently, the associated fair values of these loans were adjusted lower as part of the standard process in our internally-developed valuation models described in the Notes to the Consolidated Financial Statements as well as the “Critical Accounting Estimates” section of this Form 10-K. These rates remained consistent for the remainder of 2020. Over the course of 2021, we noted a tightening of credit spreads in observable pricing in the market; as such, we reduced the discount rate used in our valuations. As of December 31, 2021, our discount rates have generally returned to the levels utilized immediately prior to the pandemic, which we believe is representative of what a market participant would use.

The number of loans with payment deferrals or other modifications increased meaningfully toward the end of the first quarter and into the second quarter of 2020. These requests for deferrals and modifications decreased meaningfully over the remainder of 2020 and into 2021. Since the beginning of the pandemic, we have assessed performance of borrowers that had elected to defer or modify loan payments during the pandemic. As of December 31, 2021, our collection data does not appear to indicate increased risk with these borrowers. As modifications and deferrals do not appear to be a strong indicator of future activity, we did not make an adjustment to the fair value of these loans at December 31, 2021 based on current or past modification or deferral.

After seeing increases in delinquency and charge-offs early in the pandemic, we experienced significant improvements to these metrics over the remainder of 2020 and carrying into 2021. The U.S. government provided multiple rounds of stimulus assistance to taxpayers and businesses. Positive COVID-19 test counts in the U.S. generally decreased across the first half of 2021 although rose again in the second half of 2021 with the spread of the Delta and Omicron variants. With deceleration in vaccination rates, the emergence of new and more transmissible COVID strains, and questions on the efficacy of the vaccines in use against new variants, there remains significant concern among public health officials and governmental bodies on the forward trajectory of the pandemic and its impacts on the economy. In evaluating inputs to our valuation models as of December 31, 2021, we noted that, although rising in our consumer loan portfolios, delinquencies and charge-off experience were still lower than pre-pandemic levels, both of which were likely to have been favorably impacted by governmental stimulus efforts. Future stimulus is uncertain and, if not provided at the same levels or at all, could cause future behavior to deviate from past performance. Similar to our loan valuations at December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021, management concluded that the probability of future charge-offs was higher than what we had experienced in the past and, therefore, increased anticipated charge-offs in our fair value models, which reduced the fair value of our portfolio at December 31, 2021. We deemed the resulting fair value to be an appropriate market-based exit price that considers current market conditions at December 31, 2021.

We continue to closely monitor this pandemic and expect to make future changes to respond to the situation as it continues to evolve.

HIGHLIGHTS

Our financial results for the year ended December 31, 2021 (“2021”) are summarized below.

•
Revenue increased $124.2 million, or 11.5%, to $1,207.9 million in 2021 compared to $1,083.7 million in the year ended December 31, 2020 (“2020”).
•
Net revenue was $1,024.3 million in 2021 compared to $684.2 million in 2020.
•
Income from Operations increased $55.3 million, or 15.4%, to $413.1 million in 2021, compared to $357.8 million in 2020.
•
Net income was $256.3 million in 2021, compared to $377.8 million in 2020. Diluted earnings per share were $6.79 in 2021 compared to $11.70 in 2020.

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Revenue
Loans and finance receivables revenue	$1,192,043	$1,076,204	$1,171,857
Other	15,889	7,506	2,900
Total Revenue	1,207,932	1,083,710	1,174,757
Change in Fair Value	(183,672)	(399,517)	—
Cost of Revenue	—	—	(602,894)
Net Revenue/Gross Profit	1,024,260	684,193	571,863
Operating Expenses
Marketing	271,160	69,780	115,132
Operations and technology	147,700	96,284	84,262
General and administrative	156,962	140,600	109,204
Depreciation and amortization	35,375	19,732	15,055
Total Operating Expenses	611,197	326,396	323,653
Income from Operations	413,063	357,797	248,210
Interest expense, net	(76,509)	(86,691)	(75,604)
Foreign currency transaction (loss) gain, net	(382)	514	(216)
Gain on bargain purchase	—	163,999	—
Equity method investment income	2,953	628	—
Other nonoperating expenses	(1,970)	(827)	(2,321)
Income before Income Taxes	337,155	435,420	170,069
Provision for income taxes	80,087	57,191	42,053
Net income from continuing operations before noncontrolling interest	257,068	378,229	128,016
Less: Net income attributable to noncontrolling interest	773	85	—
Net income from continuing operations	256,295	378,144	128,016
Net loss from discontinued operations	—	(300)	(91,404)
Net income attributable to Enova International, Inc.	256,295	377,844	36,612
Diluted earnings per share – continuing operations	$6.79	$11.71	$3.72
Diluted loss per share – discontinued operations	—	(0.01)	(2.66)
Diluted earnings per share	$6.79	$11.70	$1.06

Revenue
Loans and finance receivables revenue	98.7%	99.3%	99.8%
Other	1.3	0.7	0.2
Total Revenue	100.0	100.0	100.0
Change in Fair Value	(15.2)	(36.9)	—
Cost of Revenue	—	—	(51.3)
Net Revenue/Gross Profit	84.8	63.1	48.7
Operating Expenses
Marketing	22.5	6.4	9.8
Operations and technology	12.2	8.9	7.2
General and administrative	13.0	13.0	9.3
Depreciation and amortization	2.9	1.8	1.3
Total Operating Expenses	50.6	30.1	27.6
Income from Operations	34.2	33.0	21.1
Interest expense, net	(6.3)	(8.0)	(6.4)
Foreign currency transaction (loss) gain, net	—	0.1	—
Gain on bargain purchase	—	15.1	—
Equity method investment income	0.2	0.1	—
Other nonoperating expenses	(0.2)	(0.1)	(0.2)
Income before Income Taxes	27.9	40.2	14.5
Provision for income taxes	6.6	5.3	3.6
Net income from continuing operations before noncontrolling interest	21.3	34.9	10.9
Less: Net income attributable to noncontrolling interest	0.1	—	—
Net income from continuing operations	21.2	34.9	10.9
Net loss from discontinued operations	—	—	(7.8)
Net income attributable to Enova International, Inc.	21.2%	34.9%	3.1%

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Net income from continuing operations	$256,295	$378,144	$128,016
Adjustments:
Gain on bargain purchase	—	(163,999)	—
Transaction-related costs(a)	1,424	20,023	—
Lease termination and cease use loss(b)	7,535	—	726
Other nonoperating expenses(c)	1,970	827	2,321
Intangible asset amortization	6,862	1,777	1,070
Stock-based compensation expense	21,179	18,041	11,967
Foreign currency transaction loss (gain), net(d)	372	(499)	216
Cumulative tax effect of adjustments	(9,855)	(8,038)	(3,907)
Discrete tax adjustments(e)	—	(11,604)	(141)
Adjusted earnings	$285,782	$234,672	$140,268

Diluted earnings per share from continuing operations	$6.79	$11.71	$3.72
Adjustments:
Gain on bargain purchase	—	(5.08)	—
Transaction-related costs(a)	0.04	0.62	—
Lease termination and cease use loss(b)	0.20	—	0.02
Other nonoperating expenses(c)	0.05	0.03	0.07
Intangible asset amortization	0.18	0.05	0.03
Stock-based compensation expense	0.56	0.56	0.35
Foreign currency transaction loss (gain), net(d)	0.01	(0.02)	—
Cumulative tax effect of adjustments	(0.26)	(0.25)	(0.11)
Discrete tax adjustments(e)	—	(0.36)	—
Adjusted earnings per share	$7.57	$7.26	$4.08

(a)
For the years ended December 31, 2021 and 2020, we recorded expenses of $1.4 million ($1.1 million net of tax) and $20.0 million ($19.5 million net of tax), respectively, related to acquisitions and a divestiture of a subsidiary.

(b)
For the years ended December 31, 2021 and 2019, we recorded losses of $7.5 million ($5.6 million net of tax), including a net write-off of leasehold improvements of $4.2 million), and $0.7 million ($0.6 million net of tax), respectively, related to exits of leased office spaces.
(c)
For the year ended December 31, 2021, we recorded a loss of $0.8 million ($0.6 million net of tax) related to the partial divestiture of a subsidiary and a nonoperating expense of $0.8 million ($0.6 million net of tax) related to an incomplete capital markets transaction. For the years ended December 31, 2021, 2020 and 2019, we recorded losses on early extinguishment of debt of $0.4 million ($0.3 million net of tax), $0.8 million ($0.6 million net of tax) and $2.3 million ($1.8 million net of tax), respectively.
(d)
Excludes amounts attributable to noncontrolling interests.
(e)
For the years ended December 31, 2020 and 2019, we recorded income tax benefits of $11.6 million resulting from the remeasurement of our liability for certain previously unrecognized tax benefits and $0.1 million from the U.S. Tax Cuts and Jobs Act, respectively.

Adjusted EBITDA

The table below shows Adjusted EBITDA, which is a non-GAAP measure that we define as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, taxes and stock-based compensation expense. We believe Adjusted EBITDA is used by investors to analyze operating performance and evaluate our ability to incur and service debt and our capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess our estimated enterprise value. In addition, we believe that the adjustments for transaction-related costs, lease termination and cease use (gain) loss, gain on bargain purchase, equity method investment income, and other nonoperating expenses shown below are useful to investors in order to allow them to compare our financial results during the periods shown without the effect of the income or expense items. The computation of Adjusted EBITDA as presented below may differ from the computation of similarly-titled measures provided by other companies (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income from continuing operations	$256,295	$378,144	$128,016
Depreciation and amortization expenses(d)	35,362	19,726	15,055
Interest expense, net(d)	75,929	86,507	75,604
Foreign currency transaction loss (gain), net(d)	372	(499)	216
Provision for income taxes	80,087	57,191	42,053
Stock-based compensation expense	21,179	18,041	11,967
Adjustments:
Transaction-related costs(a)	1,424	20,023	—
Lease termination and cease use loss(b)	3,336	—	370
Gain on bargain purchase	—	(163,999)	—
Equity method investment income	(2,953)	(628)	—
Other nonoperating expenses(c)	1,970	827	2,321
Adjusted EBITDA	$473,001	$415,333	$275,602

Adjusted EBITDA margin calculated as follows:
Total Revenue	$1,207,932	$1,083,710	$1,174,757
Adjusted EBITDA	$473,001	$415,333	$275,602
Adjusted EBITDA as a percentage of total revenue	39.2%	38.3%	23.5%

Refer to footnotes in previous table for explanation of (a), (b), (c) and (d).

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

YEAR ENDED 2021 COMPARED TO YEAR ENDED 2020

Revenue and Net Revenue

Revenue increased $124.2 million, or 11.5%, to $1,207.9 million for 2021 as compared to $1,083.7 million for 2020. The change in revenue was driven primarily by the inclusion of OnDeck for a full twelve months in 2021, partially offset by a reduction in originations in the prior year as a result of our efforts to mitigate the risk of the COVID‑19 pandemic.

Our net revenue was $1,024.3 million for 2021 compared to $684.2 million for 2020. Our net revenue as a percentage of revenue (“net revenue margin”) was 84.8% in 2021 compared to 63.1% in 2020. The increase in net revenue margin was driven by lower delinquency rates and lower than expected charge-offs, particularly in the small business portfolio.

The following table sets forth the components of revenue and net revenue, separated by product for 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$815,251	$962,119	$(146,868)	(15.3)%
Small business loans and finance receivables revenue	376,792	114,085	262,707	230.3
Total loan and finance receivable revenue	1,192,043	1,076,204	115,839	10.8
Other	15,889	7,506	8,383	111.7
Total revenue	1,207,932	1,083,710	124,222	11.5
Change in fair value	(183,672)	(399,517)	215,845	(54.0)
Net revenue	$1,024,260	$684,193	$340,067	49.7%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	67.5%	88.8%
Small business loans and finance receivables revenue	31.2	10.5
Total loan and finance receivable revenue	98.7	99.3
Other	1.3	0.7
Total revenue	100.0	100.0
Change in fair value	(15.2)	(36.9)
Net revenue	84.8%	63.1%
Loan and Finance Receivable Balances

The fair value of our loan and finance receivable portfolio in our consolidated financial statements at December 31, 2021 and 2020 was $1,964.7 million and $1,241.5 million, respectively, with an outstanding principal balance of $1,878.4 million and $1,263.1 million, respectively. The fair value of the combined loan and finance receivables portfolio includes $18.8 million with an outstanding principal balance of $11.8 million and $10.3 million with an outstanding principal balance of $8.8 million of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of December 31, 2021 and 2020, respectively. See “—Non-GAAP Financial Measures—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

The following table summarizes loan and finance receivable balances outstanding as of December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021			2020
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Consumer loans and finance receivables
Principal	$867,751	$11,789	$879,540	$576,404	$8,845	$585,249
Fair value	890,144	18,813	908,957	625,219	10,289	635,508
Fair value as a % of principal	102.6%	159.6%	103.3%	108.5%	116.3%	108.6%
Small business loans and finance receivables
Principal	$1,010,675	$—	$1,010,675	$686,730	$—	$686,730
Fair value	1,074,546	—	1,074,546	616,287	—	616,287
Fair value as a % of principal	106.3%	—%	106.3%	89.7%	—%	89.7%
Total loans and finance receivables
Principal	$1,878,426	$11,789	$1,890,215	$1,263,134	$8,845	$1,271,979
Fair value	1,964,690	18,813	1,983,503	1,241,506	10,289	1,251,795
Fair value as a % of principal	104.6%	159.6%	104.9%	98.3%	116.3%	98.4%

(a)
GAAP measure. The loan and finance receivable balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs and are not included in our consolidated balance sheets.
(b)
Amounts represent non-GAAP measures.

At December 31, 2021, the ratio of fair value as a percentage of principal was 104.6% on company owned loans and finance receivables and 104.9% on combined loans and finance receivables compared to 98.3% on company owned loans and finance receivables and 98.4% on combined loans and finance receivables at December 31, 2020. These ratios increased during the year due primarily to lower delinquency rates and lower than expected charge-offs in the small business portfolio, partially offset by the impact of the acceleration of originations on the consumer portfolio, particularly to new customers, which carry a higher risk of charge-off.

Average Amount Outstanding per Loan and Finance Receivable

The average amount outstanding per loan and finance receivable is calculated as the total combined loans and finance receivables, gross balance at the end of the period divided by the total number of combined loans and finance receivables outstanding at the end of the period. The following table shows the average amount outstanding per loan and finance receivable by product at December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Average amount outstanding per loan and finance receivable (in ones)(a)
Consumer loans and finance receivables(b)	$1,953	$3,040
Small business loans and finance receivables	38,125	29,093
Total loans(b)	$3,849	$5,721

(a)
The disclosure regarding the average amount per loan is statistical data that is not included in our consolidated financial statements.
(b)
Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated balance sheets.

The average amount outstanding per loan decreased to $3,849 as of December 31, 2021 compared to $5,721 from prior year, mainly due to a mix shift in our consumer loan products, partially offset by higher average amount outstanding per loan in the small business portfolio as lending has expanded with economic recovery in 2021.

Average Loan and Finance Receivable Origination

The average loan and finance receivable origination amount is calculated as the total amount of combined loans and finance receivables originated, renewed and purchased for the period divided by the total number of combined loans and finance receivables originated, renewed and purchased for the period. The following table shows the average loan and finance receivable origination amount by product for 2021 compared to 2020:

	Year Ended
	December 31,
	2021	2020
Average loan and finance receivable origination amount (in ones)(a)
Consumer loans and finance receivables(b)(c)	$648	$426
Small business loans and finance receivables(c)	15,703	13,584
Total loans(b)	$1,419	$600

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

The average loan origination amount increased to $1,419 from $600 during 2021 compared to 2020, due primarily to an increase in the mix of loans and finance receivables held by small businesses in our portfolio as a result of our acquisition of OnDeck in October 2020 and, to a lesser extent, a strategic reduction in loan size in response to the COVID-19 pandemic in the prior year.

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

The payment status of a customer, including the degree of any delinquency, is a significant factor in determining estimated charge-offs in the cash flow models that we use to determine fair value. The following table shows payment status on outstanding principal, interest and fees as of the end of each of the last eight quarters (dollars in thousands):

	2021
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$1,265,987	$1,416,533	$1,650,771	$1,944,263
Guaranteed by the Company(a)	6,792	9,655	13,239	13,750
Ending combined loan and finance receivables balance(b)	$1,272,779	$1,426,188	$1,664,010	$1,958,013
> 30 days delinquent	96,228	81,883	90,782	103,213
> 30 days delinquency rate	7.6%	5.7%	5.5%	5.3%

	2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$1,145,748	$816,905	$698,964	$1,310,171
Guaranteed by the Company(a)	11,798	6,054	8,100	10,163
Ending combined loan and finance receivables balance(b)	$1,157,546	$822,959	$707,064	$1,320,334
> 30 days delinquent	86,294	36,797	25,841	122,666
> 30 days delinquency rate	7.5%	4.5%	3.7%	9.3%

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

Consumer Loans and Finance Receivables

The following table includes financial information for our consumer loans and finance receivables. Delinquency metrics include principal, interest and fees, and only amounts that are past due (dollars in thousands):

	2021
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$523,170	$585,087	$709,781	$867,751
Guaranteed by the Company(a)	5,691	8,284	11,354	11,790
Total combined loan and finance receivable principal balance(b)	$528,861	$593,371	$721,135	$879,541
Consumer combined loan and finance receivable fair value balance:
Company owned	$581,398	$623,975	$723,553	$890,144
Guaranteed by the Company(a)	7,246	10,824	16,921	18,813
Ending combined loan and finance receivable fair value balance(b)	$588,644	$634,799	$740,474	$908,957
Fair value as a % of principal(b)(c)	111.3%	107.0%	102.7%	103.3%
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$564,934	$630,203	$768,964	$927,673
Guaranteed by the Company(a)	6,792	9,655	13,239	13,750
Ending combined loan and finance receivable balance(b)	$571,726	$639,858	$782,203	$941,423
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$598,900	$580,704	$702,818	$836,147
Guaranteed by the Company(a)(d)	8,670	7,585	11,366	13,212
Average combined loan and finance receivable balance(b)(d)	$607,570	$588,289	$714,184	$849,359

Revenue	$181,737	$174,512	$215,432	$243,570
Change in fair value	(26,073)	(49,708)	(97,061)	(104,715)
Net revenue	155,664	124,804	118,371	138,855
Net revenue margin	85.7%	71.5%	54.9%	57.0%
Change in fair value as a % of average combined loan and finance receivable balance(b)(d)	4.3%	8.4%	13.6%	12.3%

Delinquencies:
> 30 days delinquent	$24,589	$26,201	$45,804	$59,312
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	4.3%	4.1%	5.9%	6.3%

Charge-offs:
Charge-offs (net of recoveries)	$36,408	$27,050	$57,836	$112,582
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	6.0%	4.6%	8.1%	13.3%

	2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$877,503	$646,534	$569,556	$576,404
Guaranteed by the Company(a)	10,287	5,195	6,905	8,845
Total combined loan and finance receivable principal balance(b)	$887,790	$651,729	$576,461	$585,249
Consumer combined loan and finance receivable fair value balance:
Company owned	$917,222	$690,957	$617,921	$625,219
Guaranteed by the Company(a)	12,445	6,614	7,411	10,289
Ending combined loan and finance receivable fair value balance(b)	$929,667	$697,571	$625,332	$635,508
Fair value as a % of principal(b)(c)	104.7%	107.0%	108.5%	108.6%
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$959,286	$693,991	$614,676	$619,088
Guaranteed by the Company(a)	11,798	6,054	8,100	10,163
Ending combined loan and finance receivable balance(b)	$971,084	$700,045	$622,776	$629,251
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$1,007,336	$813,497	$646,137	$613,683
Guaranteed by the Company(a)(d)	17,846	7,553	6,855	8,861
Average combined loan and finance receivable balance(b)(d)	$1,025,182	$821,050	$652,992	$622,544

Revenue	$335,900	$236,772	$192,567	$196,880
Change in fair value	(210,725)	(102,159)	(24,378)	(31,167)
Net revenue	125,175	134,613	168,189	165,713
Net revenue margin	37.3%	56.9%	87.3%	84.2%
Change in fair value as a % of average combined loan and finance receivable balance(b)(d)	20.6%	12.4%	3.7%	5.0%

Delinquencies:
> 30 days delinquent	$81,654	$31,149	$21,559	$24,793
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	8.4%	4.4%	3.5%	3.9%

Charge-offs:
Charge-offs (net of recoveries)	$191,306	$141,193	$30,670	$34,035
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	18.7%	17.2%	4.7%	5.5%

(a)
Represents loans originated by third-party lenders through the CSO programs that we have not yet purchased, which are not included in our consolidated balance sheets.
(b)
Non-GAAP measure.
(c)
Determined using period-end balances.
(d)
The average combined loan and finance receivable balance is the average of the month-end balances during the period.

The combined ending loan balance, including principal and accrued fees/interest outstanding, of consumer loans and finance receivables at December 31, 2021 increased 49.6% to $941.4 million compared to $629.3 million at December 31, 2020, due primarily to increased originations in the current year following the strategic reduction in originations in the prior year to mitigate risks associated with the COVID-19 pandemic.

The percentage of loans greater than 30 days delinquent increased to 6.3% at December 31, 2021, compared to 3.9% at December 31, 2020. The increase was driven primarily by growth in originations in the current year, particularly to new customers, which typically default at a higher percentage than returning customers. At December 31, 2020, this delinquency rate was lower due to our having a more seasoned and lower risk portfolio due to reduced originations as well as our belief that credit was favorably impacted by governmental stimulus efforts.

Charge-offs (net of recoveries) as a percentage of average combined loan balance increased to 13.3% for the three months ended December 31, 2021 (the “2021 fourth quarter”), compared to 5.5% for the three months ended December 31, 2020 (the “2020 fourth quarter”), driven primarily by growth in originations, particularly to new customers, which typically default at a higher percentage than returning customers. In the 2020 fourth quarter, this charge-off rate was lower due primarily to our having a more seasoned and lower risk portfolio remaining as originations since the onset of the COVID-19 pandemic had been significantly lower and the majority of higher risk loans to new customers originated in prior quarters had been charged off.

The ratio of fair value as a percentage of principal on consumer loans and finance receivables was 103.3% at December 31, 2021, compared to 108.6% at December 31, 2020 and 102.7% at September 30, 2021. The increase from September 30, 2021 was primarily driven by the reduction in discount rate during the fourth quarter. Refer to “Results of Operations—COVID-19” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on loan valuation, including the discount rate assumption.

Small Business Loans and Finance Receivables

The following table includes financial information for our small business loans and finance receivables. Delinquency metrics include principal, interest and fees, and only amounts that are past due (dollars in thousands):

	2021
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$696,678	$781,793	$876,668	$1,010,675
Ending loan and finance receivable fair value balance	649,313	784,728	911,729	1,074,546
Fair value as a % of principal(a)	93.2%	100.4%	104.0%	106.3%

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$701,053	$786,330	$881,807	$1,016,590

Average loan and finance receivable balance(b)	$700,348	$739,378	$837,606	$956,110

Revenue	$75,560	$85,561	$100,610	$115,063
Change in fair value	4,995	45,078	24,515	22,804
Net revenue	80,555	130,639	125,125	137,867
Net revenue margin	106.6%	152.7%	124.4%	119.8%
Change in fair value as a % of average loan balance(b)	(0.7)%	(6.1)%	(2.9)%	(2.4)%

Delinquencies:
> 30 days delinquent	$71,639	$55,682	$44,978	$43,901
> 30 days delinquent as a % of loan balance(a)	10.2%	7.1%	5.1%	4.3%

Charge-offs:
Charge-offs (net of recoveries)	$18,042	$5,102	$7,060	$7,677
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	2.6%	0.7%	0.8%	0.8%

	2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$183,905	$121,070	$81,733	$686,730
Ending loan and finance receivable fair value balance	175,985	108,705	75,449	616,287
Fair value as a % of principal(a)	95.7%	89.8%	92.3%	89.7%

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$186,462	$122,914	$84,288	$691,083

Average loan and finance receivable balance(b)	$182,862	$158,684	$101,819	$539,675

Revenue	$23,906	$14,930	$10,830	$64,419
Change in fair value	(24,994)	(18,513)	1,601	10,818
Net revenue	(1,088)	(3,583)	12,431	75,237
Net revenue margin	(4.6)%	(24.0)%	114.8%	116.8%
Change in fair value as a % of average loan balance(b)	13.7%	11.7%	(1.6)%	(2.0)%

Delinquencies:
> 30 days delinquent	$4,640	$5,648	$4,282	$97,873
> 30 days delinquent as a % of loan balance(a)	2.5%	4.6%	5.1%	14.2%

Charge-offs:
Charge-offs (net of recoveries)	$11,918	$14,782	$4,496	$21,052
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	6.5%	9.3%	4.4%	3.9%

(a)
Determined using period-end balances.
(b)
The average loan and finance receivable balance is the average of the month-end balances during the period.

The combined ending loan balance, including principal and accrued fees/interest outstanding, of small business loans and finance receivables at December 31, 2021 increased 47.1% to $1,016.6 million compared to $691.1 million at December 31, 2020, due primarily to the acceleration of originations across 2021 as well as strong credit performance, resulting in low charge-offs.

The percentage of loans and finance receivables greater than 30 days delinquent decreased to 4.3% at December 31, 2021, compared to 14.2% at December 31, 2020. Since the acquisition of OnDeck in October 2020, delinquency has improved in all of our small business portfolios, as we have actively worked with our customers to understand their financial situations, offering a variety of repayment options to increase flexibility and reducing or deferring payments for impacted customers.

Charge-offs (net of recoveries) as a percentage of average loan balance decreased to 0.8% for the 2021 fourth quarter, compared to 3.9% in the 2020 fourth quarter, due primarily to the recovery of the broader economy, our efforts to assist customers and the impact of governmental stimulus.

The ratio of fair value as a percentage of principal on small business loans and finance receivables was 106.3% at December 31, 2021, compared to 89.7% at December 31, 2020 and 104.0% at September 30, 2021. The increase from September 30, 2021 was due primarily to strong cash collections and improvements in anticipated cash flow in our valuation models due to reduced risk. The ratio of fair value as a percentage of principal has improved for the legacy Enova portfolio since the second quarter of 2020 and the OnDeck portfolio since acquisition.

Total Operating Expenses

Total operating expenses increased $284.8 million, or 87.3%, to $611.2 million in 2021, compared to $326.4 million in 2020.

Marketing expense increased $201.3 million, or 288.6%, to $271.1 million in 2021 compared to $69.8 million in 2020, due primarily to our efforts to capture increasing market demand for loan products in the current year. The prior year was abnormally low due to our strategic actions to mitigate risks associated with the COVID-19 pandemic.

Operations and technology expense increased $51.4 million, or 53.4%, to $147.7 million in 2021 from $96.3 million in 2020, due primarily to the inclusion of OnDeck expenses since its acquisition in October 2020 as well as higher variable underwriting costs due to the increase in originations.

General and administrative expense increased $16.4 million, or 11.6%, to $157.0 million in 2021 compared to $140.6 million in 2020, due primarily to the inclusion of OnDeck expenses since October 2020, partially offset by various cost containment initiatives implemented to mitigate the impact of the COVID-19 pandemic.

Depreciation and amortization expense increased $15.7 million, or 79.3%, to $35.4 million in 2021 compared to $19.7 million in 2020 due primarily by fixed assets and intangible assets acquired with OnDeck and Pangea and, to a lesser extent, additional internally-developed software placed into service.

Interest Expense, Net

Interest expense, net decreased $10.2 million, or 11.7%, to $76.5 million in 2021 compared to $86.7 million in 2020, due primarily to a decrease in the weighted average interest rate on our outstanding debt to 7.34% in 2021 from 8.76% in 2020, partially offset by an increase in the average amount of debt outstanding to $1,036.2 million during 2021 from $991.7 million during 2020. See “—Liquidity and Capital Resources—Current Debt Facilities” below for further information.

Provision for Income Taxes

The effective tax rate from continuing operations of 23.8% in 2021 was higher than the 13.1% rate recorded in 2020 due primarily to re-measurement of unrecognized tax benefits and non-taxable bargain purchase gain in the prior year and, to a lesser extent, additional interest on unrecognized tax benefits and state income tax liability adjustments in the current year.

As of December 31, 2021, the balance of unrecognized tax benefits was $44.1 million which is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, $10.5 million of which, if recognized, would favorably affect the effective tax rate in the period of recognition. We had $39.0 million of unrecognized tax benefits as of December 31, 2020. We believe that we have adequately accounted for any material tax uncertainties in our existing reserves for all open tax years.

Our U.S. tax returns are subject to examination by federal and state taxing authorities. The statute of limitations related to our consolidated Federal income tax returns is closed for all tax years up to and including 2017. However, the 2014 tax year is still open to the extent of the net operating loss which we carried back from the 2019 tax return. The years open to examination by state, local and foreign government authorities vary by jurisdiction, but the statute of limitation is generally three years from the date the tax return is filed. For jurisdictions that have generated net operating losses, carryovers may be subject to the statute of limitations applicable for the year those carryovers are utilized. In these cases, the period for which the losses may be adjusted will extend to conform with the statute of limitations for the year in which the losses are utilized. In most circumstances, this is expected to increase the length of time that the applicable taxing authority may examine the carryovers by one year or longer, in limited cases.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

Given the unprecedented economic circumstances resulting from the COVID-19 pandemic and high degree of uncertainty, we have taken several actions to create a stable and flexible balance sheet that ensures liquidity and funding available to meet our business obligations. We elected to access our committed funding lines prior to March 31, 2020 to preserve optionality in the face of uncertainty, and, prior to June 30, 2020, we repaid the outstanding balance of our revolving credit agreement. Despite our higher than normal cash balances, we have drawn and repaid funds from our revolving credit agreement in 2021 to meet the minimum utilization requirements. As of December 31, 2021, we had cash, cash equivalents, and restricted cash of $225.9 million, of which $60.4 million was restricted, compared to $369.2 million, of which $71.9 million was restricted, as of December 31, 2020. As of December 31, 2021, we had committed and undrawn funding capacity of $488.2 million. Based on numerous stressed-case modeling scenarios, we believe we have sufficient liquidity to run our operations for the foreseeable future. Further, we have no recourse debt obligations due until September 2024.

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

On June 30, 2017, we entered into a secured revolving credit agreement (as amended, the “Credit Agreement”). On April 13, 2018, October 5, 2018, July 1, 2019 and May 10, 2021, we and certain of our operating subsidiaries entered into amendments to our Credit Agreement. As of February 24, 2022, our available borrowings under the Credit Agreement were $109.3 million. Since 2016, we have entered into several loan securitization facilities and offered asset-backed notes to fund our growth, primarily in our near-prime consumer installment loan business. As a result of our acquisition of OnDeck in 2020, we added several additional securitization facilities and asset-backed notes supported by OnDeck’s small business loans, as summarized below under “Current Debt Facilities.” As of February 24, 2022, we had $151.0 million of total committed and undrawn borrowing capacity under our loan securitization facilities. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our loan securitization facilities.

As of December 31, 2021, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending which could be expected to generate additional liquidity.

Capital

Our Total stockholders' equity increased by $174.3 million to $1,093.1 million at December 31, 2021 from $918.8 million at December 31, 2020. The increase of stockholders' equity was driven primarily by net income for the year ended December 31, 2021, partially offset by $116.7 million in repurchases of our common stock. Our book value per share outstanding increased to $32.01 at December 31, 2021 from $25.69 at December 31, 2020, which was primarily driven by net income and, to a lesser extent, share repurchases in 2021.

On January 31, 2019, we announced the Board of Directors had authorized a share repurchase program for the repurchase of up to $50.0 million of our common stock through December 31, 2020 (the “January 2019 Authorization”). On October 24, 2019, we announced the Board of Directors had authorized a new share repurchase program totaling $75.0 million that expired December 31, 2020 (the “October 2019 Authorization”). The October 2019 Authorization replaced the January 2019 Authorization of $50.0 million. On November 5, 2020, we announced the Board of Directors had authorized a share repurchase program for up to $50.0 million of our outstanding common stock through December 31, 2021 (the “2020 Authorization”). The 2020 Authorization was an expansion of the October 2019 Authorization. On November 4, 2021, we announced the Board of Directors authorized a new share repurchase program totaling $150.0 million through December 31, 2022 (the “2021 Authorization”). The 2021 Authorization replaced the 2020 Authorization. On February 9, 2022, we announced the Board of Directors authorized a new share repurchase program totaling $100.0 million through June 30, 2023 (the "2022 Authorization"). The 2022 Authorization replaced the 2021 Authorization. Repurchases under our repurchase programs will be made in accordance with applicable securities laws from time to time in the open market, through privately negotiated transactions or otherwise. The share repurchase program does not obligate us to purchase any shares of our common stock. The authorization for the share repurchase programs may be terminated, increased or decreased by the Board of Directors in its discretion at any time. During 2021, we paid $111.9 million to repurchase common stock under the share repurchase programs.

Cash

At December 31, 2021, we had $165.5 million of available unrestricted cash to fund our future operations compared to approximately $297.3 million at December 31, 2020.

Our cash and cash equivalents at December 31, 2021 were held primarily for working capital purposes and were used to fund a portion of our lending activities. From time to time, we use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest cash in excess of our immediate working capital requirements in short-term investments, deposit accounts or other arrangements designed to preserve the principal balance and maintain adequate liquidity. Our excess cash may be invested primarily in overnight sweep accounts, money market instruments or similar arrangements that provide competitive returns consistent with our polices and market conditions.

Our restricted cash primarily consists of funds held in accounts as reserves on certain debt facilities and as collateral for issuing bank partner transactions. We have no ability to draw on such funds as long as they remain restricted under the applicable arrangements but have the ability to use these funds to finance loan originations, subject to meeting borrowing base requirements. Our policy is to invest restricted cash held in debt facility related accounts, to the extent permitted by such debt facility, in investments designed to preserve the principal balance and provide liquidity. Accordingly, such cash is invested primarily in money market instruments that offer daily purchase and redemption and provide competitive returns consistent with our policies and market conditions.

Current Debt Facilities

The following table summarizes our debt facilities as of December 31, 2021.

	Maturity date		Weighted average interest rate(a)	Borrowing capacity		Principal outstanding
Funding Debt:
2018-1 Securitization Facility	September 2026	(b)	4.34%	150,000		72,706
2018-2 Securitization Facility	July 2025	(c)	4.21%	150,000		75,000
2018-A Securitization Notes	May 2026		7.37%	628		628
2019-A Securitization Notes	June 2026		7.43%	19,255		19,255
ODR 2021-1 Securitization Facility	November 2024	(d)	1.85%	150,000		—
ODAST III Securitization Notes	May 2027	(e)	2.07%	300,000		300,000
RAOD Securitization Facility	December 2023	(f)	2.59%	177,632		101,000
Total funding debt			2.90%	$947,515		$568,589
Corporate Debt:
8.50% Senior Notes Due 2024	September 2024		8.50%	250,000		250,000
8.50% Senior Notes Due 2025	September 2025		8.50%	375,000		375,000
Revolving line of credit	June 2025		4.00%	310,000	(g)	200,000
Total corporate debt			7.40%	$935,000		$825,000

(a)
The weighted average interest rate is determined based on the rates and principal balances on December 31, 2021. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.
(b)
The period during which new borrowings may be made under this facility expires in September 2024.
(c)
The period during which new borrowings may be made under this facility expires in July 2023.
(d)
The period during which new borrowings may be made under this facility expires in November 2023.
(e)
The period during which new borrowings may be made under this facility expires in April 2024.
(f)
The period during which new borrowings may be made under this facility expires in December 2022.
(g)
We had outstanding letters of credit under the Revolving line of credit of $0.8 million as of December 31, 2021.

Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2021		2020		2019
Cash flows provided by (used in) operating activities
Cash flows from operating activities - continuing operations	$471,868		$741,171		$804,608
Cash flows from operating activities - discontinued operations	—		(300)		44,031
Cash flows provided by operating activities	471,868		740,871		848,639
Cash flows (used in) provided by investing activities
Loans and finance receivables	(923,494)		2,986		(851,056)
Acquisitions, net of cash acquired	(29,153)		109,920		—
Purchases of property and equipment	(29,674)		(29,491)		(20,062)
Disposal of a subsidiary	1,928		—		—
Other investing activities	25		168		27
Cash flows from investing activities - continuing operations	(980,368)		83,583		(871,091)
Cash flows from investing activities - discontinued operations	—		—		(70,306)
Total cash flows (used in) provided by investing activities	(980,368)		83,583		(941,397)
Cash flows provided by (used in) financing activities	$365,149		$(535,974)		$95,484
Total debt to Adjusted EBITDA (a)	2.9	x	2.3	x	3.6	x

(a)
Total debt to Adjusted EBITDA, a non-GAAP measure, is calculated using Adjusted EBITDA for the twelve months ended for the respective period indicated. See “—Non-GAAP Financial Measures—Adjusted EBITDA.”

Cash Flows from Operating Activities

Net cash provided by operating activities decreased $269.3 million, or 36.3%, to $471.9 million for 2021 from $741.2 million for 2020. The decrease was driven primarily by reduced originations in the prior year as a result of our efforts to mitigate the risk of the COVID‑19 pandemic and the mix shift from consumer to small business loans and finance receivables, which generally yield less revenue.

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

Cash Flows from Investing Activities

Net cash flows used in investing activities increased $1,064.0 million, or 1,272.9%, for 2021 compared to 2020, due primarily to a $926.5 million increase in net cash used in loans and finance receivables, due to a 172.1% increase in loans and finance receivables originated or purchased and an 82.1% increase in loans and finance receivables repaid. Additionally, acquisitions, net of cash acquired used $29.2 million of cash from investing activities in 2021 compared to cash provided by acquisitions of $109.9 in 2020.

Cash Flows from Financing Activities

Net cash provided by financing activities in 2021 was $365.1 million compared to $536.0 million used in financing activities in 2020. Cash flows provided by financing activities for 2021 primarily reflects net borrowings of $200.0 million under the Credit Agreement and $272.6 million under our securitization facilities, partially offset by $116.7 million of cash used in treasury shares purchased, primarily under the share repurchase programs discussed above under “Capital”. Cash flows used in financing activities for 2020 primarily reflects $124.5 million of net repayments under our Credit Agreement, $354.0 million of net repayments under our securitization facilities and $56.4 million of cash used in treasury shares purchased, primarily under the share repurchase programs.

CRITICAL ACCOUNTING ESTIMATES

Loans and Finance Receivables

Beginning January 1, 2020, we have elected the fair value option for our loans and finance receivables. We estimate the fair value of our loans and finance receivables primarily using discounted cash flow analyses at an individual loan level to more accurately predict future payments. We adjust contractual cash flows for estimated losses, prepayments and servicing costs over the estimated duration of the underlying assets and discount the future cash flows using a rate of return that we believe a market participant would require. Model results may be adjusted by management if we do not believe the output reflects the fair value of the portfolio, as defined under U.S. GAAP. The models are updated at each measurement date to capture any changes in internal factors such as nature, term, volume, payment trends, remaining time to maturity, and portfolio mix, as well as changes in underwriting or observed trends expected to impact future performance. We have validated model performance by comparing past valuations with actual performance noted after each valuation.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Accounting Standards Codification (“ASC”) 350, Goodwill, we test goodwill for potential impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount.

We have historically performed our annual goodwill impairment test as of June 30 each year. During the year ended December 31, 2021, we voluntarily changed our annual impairment assessment date from June 30 to October 1 to better align with our budgeting process and year end as well as to include nearly a full year of results after our acquisition of OnDeck, which was a material change to our financial position and results of operations. We believe the change in goodwill impairment testing date does not represent a material change to our method of applying an accounting principle in light of our internal controls and requirements to assess goodwill impairment upon certain triggering events.

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

Income Taxes

We account for income taxes under ASC 740, Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax expense together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities and are included within the consolidated balance sheets. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. An expense or benefit is included within the tax provision in the consolidated statement of income for any increase or decrease in the valuation allowance for a given period.

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

We account for uncertainty in income taxes in accordance with ASC 740, which requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the consolidated financial statements and prescribes how such benefit should be measured. We must evaluate tax positions taken on our tax returns for all periods that are open to examination by taxing authorities and make a judgment as to whether and to what extent such positions are more likely than not to be sustained based on the technical merits. We record interest and penalties related to tax matters as income tax expense in the consolidated statement of income.

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

Prior to January 1, 2020, market risks relating to our operations resulted primarily from changes in foreign currency exchange rates and interest rates related to our long-term debt. As disclosed in Note 1 to the Consolidated Financial Statements, we elected the fair value option as of January 1, 2020 and, as a result going forward, carry our loans and finance receivables at fair value with changes in fair value recognized directly in earnings. The valuation of our loan portfolio may be impacted by macroeconomic and other factors that may positively or negatively impact the repayment capacity of our customers or the discounted value of expected future cash flows from our loan portfolio.

Changes to market interest rates can impact the fair value of our loans and finance receivables. The fair value of our loans and receivables are estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. Required returns may increase or decrease depending upon the level of market interest rates and additional risk premiums required to generate acceptable returns on specific assets. An increase of 100 basis points to the discount rates used in our valuations would decrease the balance of loans and finance receivables at fair value by approximately 0.7% at December 31, 2021. A decrease of 100 basis points to the discount rates used in our valuations would increase the balance of Loans and finance receivables at fair value by approximately 0.7% at December 31, 2021.

Expectations of future credit losses are a significant input to the valuation of our loans and finance receivables. A variety of macroeconomic and other factors can impact the expected repayment capacity of our customers and our expectation of future credit losses, both positively and negatively. Increasing our estimates for future credit losses used in our valuations to 110% of current expectations would decrease the balance of loans and finance receivables at fair value by approximately 4.2% at December 31, 2021. Conversely, credit losses may decrease as the economy strengthens or with increased government assistance. Decreasing our estimates for future credit losses used in our valuations to 90% of current expectations would increase the balance of loans and finance receivables at fair value by approximately 4.1% at December 31, 2021.

The expected rate of future customer prepayments can also impact the fair value of our loans and finance receivables. Prepayment speeds can vary with economic activity, competition and other factors that may increase or decrease the liquidity available to our customers to prepay obligations. Increasing our estimates for future prepayments used in our valuations to 110% of current expectations would decrease the balance of Loans and finance receivables at fair value by 1.2% at December 31, 2021. Conversely, prepayment speeds may decrease as the economy weakens or with decreased governmental assistance. Decreasing our estimates for future prepayments used in our valuations to 90% of current expectations would increase the balance of Loans and finance receivables at fair value by 1.2% at December 31, 2021.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Enova International, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Enova International, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the related consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 28, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Chicago, IL

February 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Enova International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Enova International, Inc. and subsidiaries (the "Company") as of December 31, 2021, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for the year ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Loans and finance receivables at fair value – Refer to Notes 1 and 18 to the consolidated financial statements

Critical Audit Matter Description

The estimation of the fair value of loans and finance receivables portfolio uses discounted cash flow models that have been internally developed. The models use inputs that are unobservable and inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value. The valuation inputs for the projections of future cash flows include estimated losses, prepayment rates, utilization rates, servicing costs and discount rates.

We identified loans and finance receivables at fair value as a critical audit matter because of the subjective process in determining significant inputs and judgments used to estimate the fair value. Given management’s use of unobservable inputs to estimate the fair value of the loans and finance receivables, performing audit procedures to evaluate these inputs requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our internal fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to loans and finance receivables at fair value included the following, among others:

•
We tested the effectiveness of internal controls related to the determination of loans and finance receivables at fair value, including those controls related to the significant inputs used to estimate the fair value.

•
We tested the underlying data, including historical loan data and other assumptions, that served as the basis for the valuation.
•
We assessed the consistency by which management has applied significant unobservable valuation assumptions.
•
With the assistance of our internal fair value specialists, we developed a range of independent estimates of fair value and compared our estimates to the recorded valuation.

/s/ Deloitte & Touche LLP

Chicago, IL

February 28, 2022

We have served as the Company's auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Enova International, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Enova International, Inc. and its subsidiaries (the “Company”) as of December 31, 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for loans and finance receivables in 2020.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 26, 2021

We served as the Company’s auditor from 2011 to 2021.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2021	2020
Assets
Cash and cash equivalents(1)	$165,477	$297,273
Restricted cash(1)	60,406	71,927
Loans and finance receivables at fair value(1)	1,964,690	1,241,506
Income taxes receivable	51,104	—
Other receivables and prepaid expenses(1)	52,274	40,301
Property and equipment, net	78,402	79,417
Operating lease right-of-use asset	23,101	40,123
Goodwill	279,275	267,974
Intangible assets, net	35,444	26,008
Other assets(1)	51,310	43,546
Total assets	$2,761,483	$2,108,075
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses(1)	$156,102	$124,071
Operating lease liability	40,987	67,956
Income taxes currently payable	—	2,624
Deferred tax liabilities, net	86,943	48,129
Long-term debt(1)	1,384,399	946,461
Total liabilities	1,668,431	1,189,241
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 43,423,572 and 41,936,784 shares issued and 34,144,012 and 35,762,926 outstanding as of December 31, 2021 and 2020, respectively	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid in capital	225,689	187,981
Retained earnings	1,105,761	849,466
Accumulated other comprehensive loss	(8,540)	(6,898)
Treasury stock, at cost (9,279,560 and 6,173,858 shares as of December 31, 2021 and 2020, respectively)	(229,858)	(113,201)
Total Enova International, Inc. stockholders' equity	1,093,052	917,348
Noncontrolling interest	—	1,486
Total stockholders' equity	1,093,052	918,834
Total liabilities and stockholders' equity	$2,761,483	$2,108,075

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

	December 31,
	2021	2020
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$420	$420
Restricted cash	45,706	64,811
Loans and finance receivables at fair value	745,246	528,877
Other receivables and prepaid expenses	6,378	4,827
Other assets	2,082	1,639
Total assets of consolidated VIEs	$799,832	$600,574
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$2,061	$3,056
Affiliate note payable	—	4,065
Long-term debt	565,770	329,855
Total liabilities of consolidated VIEs	$567,831	$336,976

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$1,207,932	$1,083,710	$1,174,757
Change in Fair Value	(183,672)	(399,517)	—
Cost of Revenue	—	—	(602,894)
Net Revenue/Gross Profit	1,024,260	684,193	571,863
Operating Expenses
Marketing	271,160	69,780	115,132
Operations and technology	147,700	96,284	84,262
General and administrative	156,962	140,600	109,204
Depreciation and amortization	35,375	19,732	15,055
Total Operating Expenses	611,197	326,396	323,653
Income from Operations	413,063	357,797	248,210
Interest expense, net	(76,509)	(86,691)	(75,604)
Foreign currency transaction (loss) gain, net	(382)	514	(216)
Gain on bargain purchase	—	163,999	—
Equity method investment income	2,953	628	—
Other nonoperating expenses	(1,970)	(827)	(2,321)
Income before Income Taxes	337,155	435,420	170,069
Provision for income taxes	80,087	57,191	42,053
Net income from continuing operations before noncontrolling interest	257,068	378,229	128,016
Less: Net income attributable to noncontrolling interest	773	85	—
Net income from continuing operations	256,295	378,144	128,016
Net loss from discontinued operations	—	(300)	(91,404)
Net income attributable to Enova International, Inc.	$256,295	$377,844	$36,612
Earnings (Loss) Per Share attributable to Enova International, Inc.:
Earnings (loss) per common share – basic:
Continuing operations	$7.05	$11.86	$3.80
Discontinued operations	—	(0.01)	(2.71)
Earnings (loss) per common share – basic	$7.05	$11.85	$1.09
Earnings (loss) per common share – diluted:
Continuing operations	$6.79	$11.71	$3.72
Discontinued operations	—	(0.01)	(2.66)
Earnings (loss) per common share – diluted	$6.79	$11.70	$1.06
Weighted average common shares outstanding:
Basic	36,351	31,897	33,715
Diluted	37,736	32,302	34,398

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income including noncontrolling interest	$257,068	$377,929	$36,612
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain(1)	(1,478)	(3,832)	10,739
Ownership change in noncontrolling interest	(270)	—	—
OnDeck Australia deconsolidation	106	—	—
Total other comprehensive (loss) gain, net of tax	(1,642)	(3,832)	10,739
Comprehensive Income	255,426	374,097	47,351
Net income attributable to noncontrolling interest	(773)	(85)	—
Foreign currency translation loss (gain) attributable to noncontrolling interests	126	(80)	—
Ownership change in noncontrolling interest	802	—	—
Comprehensive loss (income) attributable to the noncontrolling interest	155	(165)	—
Comprehensive income attributable to Enova International, Inc.	$255,581	$373,932	$47,351

(1)
Net of tax benefit (provision) of $513, $1,830 and $(3,329) for the years ended December 31, 2021, 2020 and 2019, respectively.

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

								Total Enova
					Accumulated			International,
			Additional		Other			Inc.		Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest	Equity
Balance at December 31, 2018	34,857	$—	$48,175	$336,415	$(13,805)	(1,272)	$(23,017)	$347,768	$—	$347,768
Stock-based compensation expense	—	—	11,967	—	—	—	—	11,967	—	11,967
Accelerated vesting on RSUs for discontinued operations	5	—	94	—	—	—	—	94	—	94
Shares issued for vested RSUs	540	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	363	—	3,555	—	—	—	—	3,555	—	3,555
Net income attributable to Enova International, Inc.	—	—	—	36,612	—	—	—	36,612	—	36,612
Foreign currency translation gain, net of tax	—	—	—	—	10,739	—	—	10,739	—	10,739
Purchases of treasury shares, at cost	—	—	—	—	—	(1,518)	(33,776)	(33,776)	—	(33,776)
Reclassification of certain deferred tax effects	—	—	—	(346)	—	—	—	(346)	—	(346)
Balance at December 31, 2019	35,765	$—	$63,791	$372,681	$(3,066)	(2,790)	$(56,793)	$376,613	$—	$376,613
Stock-based compensation expense	—	—	18,041	—	—	—	—	18,041	—	18,041
Acquisition of OnDeck	5,566	—	105,960	—	—	—	—	105,960	1,321	107,281
Shares issued for vested RSUs	589	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	17	—	189	—	—	—	—	189	—	189
Net income attributable to Enova International, Inc.	—	—	—	377,844	—	—	—	377,844	—	377,844
Foreign currency translation loss, net of tax	—	—	—	—	(3,832)	—	—	(3,832)	80	(3,752)
Purchases of treasury shares, at cost	—	—	—	—	—	(3,384)	(56,408)	(56,408)	—	(56,408)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	85	85
Cumulative effect of accounting change (Note 1)	—	—	—	98,941	—	—	—	98,941	—	98,941
Balance at December 31, 2020	41,937	$—	$187,981	$849,466	$(6,898)	(6,174)	$(113,201)	$917,348	$1,486	$918,834
Stock-based compensation expense	—	—	21,179	—	—	—	—	21,179	—	21,179
Shares issued for vested RSUs	793	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	694	—	15,457	—	—	—	—	15,457	—	15,457
Net income attributable to Enova International, Inc.	—	—	—	256,295	—	—	—	256,295	—	256,295
Foreign currency translation loss, net of tax	—	—	—	—	(1,478)	—	—	(1,478)	(126)	(1,604)
Purchases of treasury shares, at cost	—	—	—	—	—	(3,106)	(116,657)	(116,657)	—	(116,657)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	773	773
Ownership change in noncontrolling interest	—	—	1,072	—	(270)	—	—	802	(802)	—
OnDeck Australia deconsolidation	—	—	—	—	106	—	—	106	(1,331)	(1,225)
Balance at December 31, 2021	43,424	$—	$225,689	$1,105,761	$(8,540)	(9,280)	$(229,858)	$1,093,052	$—	$1,093,052

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net income before noncontrolling interest	$257,068	$377,929	$36,612
Less: Net loss from discontinued operations	—	300	91,404
Net income from continuing operations	257,068	378,229	128,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,375	19,732	15,055
Amortization of deferred loan costs and debt discount	6,224	12,699	6,000
Change in fair value	180,165	399,517	—
Cost of revenue	—	—	602,894
Stock-based compensation expense	21,179	18,041	11,967
Gain on bargain purchase	—	(163,999)	—
Loss on partial divestiture of subsidiary	842	—	—
Loss on early extinguishment of debt	378	827	2,321
Operating leases, net	(3,549)	(2,014)	(1,548)
Lease termination and cease-use costs	(6,311)	—	370
Deferred income taxes, net	39,306	3,240	4,741
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(20,802)	68,848	(36,572)
Other receivables, prepaid expenses and other assets	(7,222)	(5,601)	(12,801)
Accounts payable and accrued expenses	17,843	(18,088)	13,781
Current income taxes receivable/payable	(48,628)	29,740	70,384
Cash flows from operating activities - continuing operations	471,868	741,171	804,608
Cash flows from operating activities - discontinued operations	—	(300)	44,031
Net cash provided by operating activities	471,868	740,871	848,639
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(2,810,560)	(1,033,041)	(1,807,299)
Loans and finance receivables repaid	1,887,066	1,036,027	956,243
Acquisitions, net of cash acquired	(29,153)	109,920	—
Purchases of property and equipment	(29,674)	(29,491)	(20,062)
Sale of subsidiary	1,928	—	—
Other investing activities	25	168	27
Cash flows from investing activities - continuing operations	(980,368)	83,583	(871,091)
Cash flows from investing activities - discontinued operations	—	—	(70,306)
Net cash (used in) provided by investing activities	(980,368)	83,583	(941,397)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	302,000	100,250	337,049
Repayments under revolving line of credit	(102,000)	(224,750)	(287,049)
Borrowings under securitization facilities	547,268	152,983	322,800
Repayments under securitization facilities	(274,688)	(507,023)	(242,203)
Debt issuance costs paid	(6,231)	(388)	(3,500)
Debt prepayment penalty paid	—	(827)	(1,392)
Proceeds from exercise of stock options	15,457	189	3,555
Treasury shares purchased	(116,657)	(56,408)	(33,776)
Net cash provided by (used in) financing activities	365,149	(535,974)	95,484
Effect of exchange rates on cash	34	(244)	979
Net (decrease) increase in cash, cash equivalents and restricted cash	(143,317)	288,236	3,705
Less: decrease in cash, cash equivalents and restricted cash from discontinued operations	—	—	26,976
Change in cash, cash equivalents and restricted cash from continuing operations	(143,317)	288,236	30,681
Cash, cash equivalents and restricted cash at beginning of year	369,200	80,964	50,283
Cash, cash equivalents and restricted cash at end of year	$225,883	$369,200	$80,964

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Nature of the Company

Enova International, Inc. (“Enova”), formed on September 7, 2011, is an independent, publicly traded company, and the Company’s shares of common stock are listed on the New York Stock Exchange under the symbol “ENVA.” Enova and its subsidiaries (individually and collectively referred to herein as the “Company”) operate an internet-based lending platform to serve customers in need of cash to fulfill their financial responsibilities. Through a network of direct and indirect marketing channels, the Company offers funds to its customers through a variety of loan and finance receivable products that are primarily unsecured. The business is operated primarily through the internet to provide convenient, fully-automated financial solutions to its customers. As of December 31, 2021, the Company offered or arranged loans to consumers under the names “CashNetUSA” and “NetCredit” in 38 states in the United States and under the name “Simplic” in Brazil. The Company also offered financing to small businesses in all 50 states and Washington D.C. in the United States under the names “Headway Capital” and “The Business Backer.” With its acquisition of On Deck Capital, Inc. (“OnDeck”), the Company now also offers financing to small businesses in the United States, through consolidated subsidiaries, and Australia and Canada, through unconsolidated subsidiaries, under the “OnDeck” name.

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

Through the Company’s CSO programs, the Company provides services related to a third-party lender’s consumer loan products in some markets by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under the CSO programs include credit-related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents (“CSO loans”). Under the CSO programs, the Company guarantees consumer loan payment obligations to the third-party lender in the event that the customer defaults on the loan, at which point, the loan is purchased by the Company. Prior to any potential purchase, CSO loans are not included in the Company’s consolidated balance sheets.

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

Basis of Presentation

The consolidated financial statements of the Company included herein have been prepared on the basis of accounting principles generally accepted in the United States (“GAAP”) and reflect the historical results of operations and cash flows of the Company during each respective period. The consolidated financial statements include goodwill and intangible assets arising from businesses previously acquired. The financial information included herein may not be indicative of the consolidated financial position, operating results, changes in stockholders’ equity and cash flows of the Company in the future. Intercompany transactions are eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

The Company consolidates any variable interest entity (“VIE”) where it has determined the Company is the primary beneficiary. The primary beneficiary is the entity which has both the power to direct the activities of the VIE that most significantly impact the VIE’s

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

economic performance as well as the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE.

With the acquisition of OnDeck, the Company owned a 55% controlling interest in On Deck Capital Australia PTY LTD (“OnDeck Australia”). The remaining interests were owned by an unrelated third party. Prior to December 2021, we consolidated the financial position and results of operations of this entity under the voting interest model. The noncontrolling interest, which is presented as a separate component of consolidated equity, represented the minority owners' proportionate share of the equity of the entity and was adjusted for the minority owners' share of the earnings, losses, investments and distributions. Refer to "Investments in Unconsolidated Investees" later in this note for discussion of the partial divestiture in December 2021 that triggered the deconsolidation of OnDeck Australia.

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

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, fair value of loans and finance receivables, goodwill, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, empirical data and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

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

In December 2021, the Company sold a portion of its interest in OnDeck Australia and, as a result, deconsolidated it from the Company's consolidated financial statements. In conjunction with the deconsolidation, the AOCI balances related to OnDeck Australia were reversed out and included in the calculation of loss on divestiture. Refer to "Investments in Unconsolidated Investees" section later in this note for additional discussion of the divestiture.

As a result of the Company’s exit from the United Kingdom in 2019, the AOCI balances related to the British pound were reclassified from AOCI to Net Income.

Discontinued Operations

Beginning in 2007, the Company provided services in the United Kingdom under various brands, including QuickQuid, Pounds to Pocket and On Stride. Due in part to the level of claim and legal settlement costs incurred in conducting our U.K. business and unsuccessful discussions with U.K regulators, on October 24, 2019, the Company announced its intent to exit the U.K. market. On October 25, 2019, Grant Thornton LLP, a licensed U.K. insolvency practitioner, was appointed as administrators (“Administrators”) to take control of management of the U.K. businesses. The effect of the U.K. businesses’ entry into administration was to place their management, affairs, business and property under the direct control of the Administrators. Accordingly, the Company deconsolidated its U.K. businesses as of October 25, 2019 and is presenting them as discontinued operations for all periods presented in these consolidated financial statements. The Company recorded a one-time after-tax charge of $74.5 million, including one-time cash charges of $52.2 million, as a result of placing the UK businesses into administration. During the year ended December 31, 2020, the Company recorded an impairment charge of $0.4 million ($0.3 million net of taxes) to write down a receivable on certain expenses incurred by the Company prior to administration that were deemed non-reimbursable by the Administrators.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company entered into a service agreement with the Administrators under which the Company provides certain administrative, technical and other services in exchange for compensation by the Administrators. The agreement is scheduled to expire April 8, 2022 but with options to extend the term for three-month periods. During the years ended December 31, 2021, 2020 and 2019, the Company recorded $2.8 million, $5.0 million and $1.9 million, respectively, in revenue related to these services. As of December 31, 2021 and 2020, the Administrators owed the Company $0.5 million and $0.9 million, respectively, related to services provided.

The following table provides the financial results of the U.K. businesses, which meet the criteria of discontinued operations and, therefore, are excluded from the Company's results of continuing operations (in thousands):

	Year Ended December 31,
	2020	2019(1)
Revenue	$—	$83,772
Cost of Revenue	—	45,507
Gross Profit	—	38,265
Operating Expenses
Marketing	—	13,239
Operations and technology	—	43,338
General and administrative	—	3,011
Depreciation and amortization	—	889
Total Operating Expenses	—	60,477
Loss from Operations	—	(22,212)
Interest income, net	—	6
Foreign currency transaction loss, net	—	(1)
Impairment charges upon placement into administration	(393)	(97,513)
Loss before Income Taxes	(393)	(119,720)
Benefit from income taxes	(93)	(28,316)
Net loss from discontinued operations	$(300)	$(91,404)

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	December 31,
	2021	2020	2019
Cash and cash equivalents	$165,477	$297,273	$35,895
Restricted cash	60,406	71,927	45,069
Total cash, cash equivalents and restricted cash	$225,883	$369,200	$80,964

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”), the Company tests goodwill for potential impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company has historically performed its annual goodwill impairment test as of June 30 each year. During the year ended December 31, 2021, the Company voluntarily changed its annual impairment assessment date from June 30 to October 1 to better align with the Company's budgeting process and year end as well as to include nearly a full year of results after the Company’s acquisition of OnDeck, which was a material change to the Company’s financial position and results of operations. The Company believes that the change in goodwill impairment testing date does not represent a material change to its method of applying an accounting principle in light of the Company’s internal controls and requirements to assess goodwill impairment upon certain triggering events.

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

Investments in Unconsolidated Investees

In December 2021, the Company sold a portion of its interest in OnDeck Australia, recognizing a loss of $0.8 million that has been included in "Other nonoperating expense." Prior to this, the Company had consolidated the financial position and results of operations of OnDeck Australia under the voting interest model. Subsequent to the transaction, the Company owns a 20% equity interest in OnDeck Australia and no longer has control over the entity; as such, the Company has deconsolidated OnDeck Australia from its financial statements and now records its interest under the equity method of accounting. As of December 31, 2021, the carrying value of the Company’s investment in OnDeck Australia was $1.8 million, which the Company has included in “Other assets” on the consolidated balance sheets.

On February 24, 2021 the Company contributed the platform-as-service business assumed in the OnDeck acquisition to Linear Financial Technologies Holding LLC (“Linear”) in exchange for ownership units in that entity. The Company records its interest in Linear under the equity method of accounting. As of December 31, 2021, the carrying value of the Company’s investment in Linear was $5.6 million, which the Company has included in “Other assets” on the consolidated balance sheets.

With the acquisition of OnDeck, as discussed in Note 2, the Company obtained a 58.5% equity interest in On Deck Capital Canada Holdings, Inc. (“OnDeck Canada”). Despite holding a majority of the equity interest, the Company does not have a controlling financial interest as it does not hold a majority of the voting interest. As such, the Company utilizes the equity method to account for its investment in OnDeck Canada in the Company’s consolidated financial statements. At their election, the minority shareholders of OnDeck Canada are entitled to require the Company to purchase their equity interests in OnDeck Canada at fair value. Conversely, the Company has the option to purchase the equity interests of OnDeck Canada from the minority shareholders at fair value. The put and call features embedded in the equity interests are not bifurcated and accounted for separately since they are clearly and closely related to the host agreement. As of December 31, 2021 and 2020, the carrying value of the investment was $13.7 million and $10.5 million, respectively, which the Company has included in “Other assets” on the consolidated balance sheets.

Equity method income has been included in “Equity method investment income” in the consolidated income statements.

The Company has an equity ownership position in an investment without a readily determinable value. In accordance with ASC 321, Investment – Equity Securities, the Company has elected to measure the investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At each reporting date, the Company reassesses whether the investment still qualifies for this measurement alternative. Further, at each reporting date, the Company performs a qualitative assessment to evaluate whether the investment is impaired. If the qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value, the carrying amount of the investment will be reduced and the resulting loss recognized in net income in the period the impairment is identified. As of December 31, 2021 and 2020, the carrying value of the investment was $6.9 million, which the Company has included in “Other assets” on the consolidated balance sheets. As of December 31, 2021, the Company concluded that the measurement alternative was still appropriate and, as a result of its qualitative assessment, that an impairment charge was not warranted.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income from continuing operations	$256,295	$378,144	$128,016
Net (loss) income from discontinued operations	—	(300)	(91,404)
Net Income	$256,295	$377,844	$36,612
Denominator:
Total weighted average basic shares	36,351	31,897	33,715
Shares applicable to stock-based compensation	1,385	405	683
Total weighted average diluted shares	37,736	32,302	34,398
Earnings per common share – basic:
Continuing operations	$7.05	$11.86	$3.80
Discontinued operations	—	(0.01)	(2.71)
Earnings per common share – basic	$7.05	$11.85	$1.09
Earnings per common share – diluted:
Continuing operations	$6.79	$11.71	$3.72
Discontinued operations	—	(0.01)	(2.66)
Earnings per common share – diluted	$6.79	$11.70	$1.06

For the years ended December 31, 2021, 2020 and 2019, 142,758, 2,052,307 and 985,130 shares of common stock underlying stock options, respectively, and 0, 627,804 and 12,384 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net earnings per share because their effect would have been antidilutive.

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

2. Acquisitions

On March 19, 2021, the Company completed the purchase of Pangea Universal Holdings, Inc. (“PUH”), a Chicago-based payments platform offering mobile international money transfer services. In accordance with the terms of the transaction, PUH was merged into Pangea Transfer Company, LLC (“Pangea”) with the separate corporate existence of PUH thereupon ceasing and Pangea continuing as the surviving, wholly-owned subsidiary of the Company. Pangea serves the international money transfer market with a focus on Latin America and Asia. Customers have the option to transfer funds directly into bank accounts or have cash picked up from partners in minutes. The total consideration of $32.9 million consists of $30.0 million in cash and $2.9 million in loan forgiveness. The Company has performed a valuation analysis of identifiable assets acquired and liabilities assumed and allocated the aggregate purchase consideration based on the fair values of those identifiable assets and liabilities. The preliminary allocation of the purchase consideration includes $19.8 million and $11.3 million of intangible assets and goodwill, respectively, with all other assets acquired and liabilities assumed being nominal. The purchase price allocation is subject to change as the Company finalizes the analysis of the fair value as of the acquisition date. The final determination of the fair value of assets acquired and liabilities assumed will be completed within the twelve-month measurement period from the acquisition date as required by applicable accounting guidance. This purchase was not material to the Company’s consolidated financial statements. The operating results of Pangea, which were not material, have been included in the Company’s consolidated financial statements from the date of acquisition.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Intangible assets acquired consisted of developed technology and trade name of $19.1 million and $6.5 million, respectively. The fair value estimates for intangible assets were determined based on the assumptions that market participants would use in pricing an asset, based on the most advantageous market for the asset (i.e., its highest and best use). A relief from royalty method and a cost approach method, which included assumptions on projected cash flows, royalty rate, and discount rate, were utilized to determine the fair value of the developed technology intangible asset, which is being amortized on a straight-line basis over 5 years. A relief from royalty method, which included assumptions on projected cash flows, royalty rate, and discount rate, was utilized to determine the fair value of the trade name intangible asset, which is being amortized on a straight-line basis over 7 years.

Deferred taxes were determined based on the excess tax basis over the book basis of the fair value adjustments attributable to the net assets acquired. The incremental deferred tax assets and liabilities were calculated based on the statutory rates where fair value adjustments were estimated. The estimated tax rate used of 23.81% did not reflect Enova’s expected effective tax rate at the time of acquisition, as that rate included other tax charges and benefits and does not take into account any historical or possible future tax events that may impact the combined company following the Acquisition Date. Prior to the merger, OnDeck had a valuation allowance against the federal and state deferred tax assets. As a result of the merger, the Company released most of the U.S. valuation allowance as the Company had sufficient U.S. income in 2018 and 2019 combined, and projected income going forward. The Company still has a valuation allowance on the federal NOL and partial valuation allowance on the state NOLs for the Section 382 ownership change limiting the recoverability of the losses before expiration. The application of the 382 limitations vary state by state and are significantly impacted by the existence of future recognized built in losses that may be sustained by the Company. As such, the Company has estimated that most NOLs generated will expire unutilized and will complete further analysis in future periods relating to the state net operating losses that can be recovered as facts change.

The fair value estimates for debt facilities were based on quoted market prices for each instrument, if available, or for similar instruments if not available, and adjusted for features specific to the instrument based on the assumptions that market participants would use in pricing the debt.

The allocation of the purchase consideration was as follows (in thousands):

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

3. Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Consumer loans and finance receivables revenue	$815,251	$962,119	$1,119,866
Small business loans and finance receivables revenue	376,792	114,085	51,991
Total loans and finance receivables revenue	1,192,043	1,076,204	1,171,857
Other	15,889	7,506	2,900
Total Revenue	$1,207,932	$1,083,710	$1,174,757

Loans and Finance Receivables at Fair Value

The components of Company-owned loans and finance receivables at December 31, 2021 and 2020 were as follows (in thousands):

	As of December 31, 2021
		Small
	Consumer	Business	Total
Principal balance - accrual	$799,678	$967,950	$1,767,628
Principal balance - non-accrual	68,073	42,725	110,798
Total principal balance	867,751	1,010,675	1,878,426

Loans and finance receivables at fair value - accrual	885,238	1,051,400	1,936,638
Loans and finance receivables at fair value - non-accrual	4,906	23,146	28,052
Loans and finance receivables at fair value	890,144	1,074,546	1,964,690
Difference between principal balance and fair value	$22,393	$63,871	$86,264

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2020
		Small
	Consumer	Business	Total
Principal balance - accrual	$547,015	$634,476	$1,181,491
Principal balance - non-accrual(1)	29,389	52,254	81,643
Total principal balance	576,404	686,730	1,263,134

Loans and finance receivables at fair value - accrual	621,257	592,654	1,213,911
Loans and finance receivables at fair value - non-accrual(1)	3,962	23,633	27,595
Loans and finance receivables at fair value	$625,219	$616,287	$1,241,506
Difference between principal balance and fair value	$48,815	$(70,443)	$(21,628)

As of December 31, 2021 and 2020, the aggregate fair value of loans and finance receivables that are 90 days or more past due was $6.4 million, of which $6.3 million was in non-accrual status, and $14.3 million, of which $14.1 million was in non-accrual status, respectively. The aggregate unpaid principal balance for loans and finance receivables that are 90 days or more past due was $12.4 million and $33.9 million, respectively.

Changes in the fair value of Company-owned loans and finance receivables during the years ended December 31, 2021 and 2020 were as follows (dollars in thousands):

	Year Ended December 31, 2021
		Small
	Consumer	Business	Total
Balance at beginning of period	$625,219	$616,287	$1,241,506
Originations or acquisitions	1,266,324	1,764,343	3,030,667
Interest and fees(1)	815,251	376,792	1,192,043
Repayments	(1,538,710)	(1,777,224)	(3,315,934)
Charge-offs, net(2)	(233,876)	(37,881)	(271,757)
Net change in fair value(2)	(43,679)	135,271	91,592
Effect of foreign currency translation	(385)	(3,042)	(3,427)
Balance at end of period	$890,144	$1,074,546	$1,964,690

	Year Ended December 31, 2020
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,015,798	$171,785	$1,187,583
Originations or acquisitions(3)	758,305	898,383	1,656,688
Interest and fees(1)	962,120	114,084	1,076,204
Repayments	(1,739,136)	(538,527)	(2,277,663)
Charge-offs, net(2)	(397,204)	(52,248)	(449,452)
Net change in fair value(2)	28,774	21,161	49,935
Effect of foreign currency translation	(3,438)	1,649	(1,789)
Balance at end of period	$625,219	$616,287	$1,241,506

(1)
Included in “Revenue” in the consolidated statements of income.
(2)
Included in “Change in Fair Value” in the consolidated statements of income.
(3)
Includes $528.6 million of small business loans and finance receivables purchased as part of the acquisition of OnDeck.

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for consumer loans and is required to purchase any defaulted loans it has guaranteed. As of December 31, 2021 and 2020, the amount of consumer loans guaranteed by the Company had an estimated fair value of $18.8 million and $10.3 million, respectively, and an outstanding principal balance of $11.8 million and $8.8 million, respectively. As of December 31, 2021 and 2020 the amount of consumer loans, including principal, fees and interest, guaranteed by the Company were $13.8 million and $10.2 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

4. Property and Equipment

As a leading technology and analytics company, a significant amount of capital is invested in developing computer software and systems infrastructure. The Company capitalized internal software development costs of $26.7 million, $26.7 million and $16.8 million during 2021, 2020 and 2019, respectively.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Major classifications of property and equipment at December 31, 2021 and 2020 were as follows (in thousands):

	As of December 31, 2021
	Cost	Accumulated Depreciation	Net
Computer software	$134,916	$(70,904)	$64,012
Furniture, fixtures and equipment	22,953	(17,641)	5,312
Leasehold improvements	25,176	(16,098)	9,078
Total	$183,045	$(104,643)	$78,402

	As of December 31, 2020
	Cost	Accumulated Depreciation	Net
Computer software	$116,554	$(60,248)	$56,306
Furniture, fixtures and equipment	25,788	(19,274)	6,514
Leasehold improvements	26,391	(9,794)	16,597
Total	$168,733	$(89,316)	$79,417

The Company recognized depreciation expense of $28.5 million, $18.0 million and $14.0 million during 2021, 2020 and 2019, respectively.

5. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill for the years ended December 31, 2021 and 2020 were as follows (in thousands):

Balance as of January 1, 2020	$267,013
Acquisitions	961
Balance as of December 31, 2020	$267,974
Acquisitions	11,301
Balance as of December 31, 2021	$279,275

The Company completed its annual assessments of goodwill as of June 30, 2021 and October 1, 2021 based on qualitative factors and determined that the fair value of its goodwill significantly exceeded carrying value; as such, no impairment existed at those dates. The Company expects that its entire goodwill balance will be deductible for tax purposes.

Acquired intangible assets that are subject to amortization as of December 31, 2021 and 2020, were as follows (in thousands):

	As of December 31, 2021
	Cost	Accumulated Amortization	Net
Developed technology(1)	$25,980	$(5,247)	$20,733
Trade names and trademarks(1)	11,212	(2,308)	8,904
Licenses	3,100	(413)	2,687
Customer relationships	1,900	(253)	1,647
Lead provider and broker relationships	1,700	(227)	1,473
Total	$43,892	$(8,448)	$35,444

	As of December 31, 2020
	Cost	Accumulated Amortization	Net
Developed technology(1)	$19,100	$(955)	$18,145
Trade names and trademarks(1)	9,020	(1,157)	7,863
Total	$28,120	$(2,112)	$26,008

(1)
Includes acquired intangible assets related to the Company’s acquisition of OnDeck. See Note 2 for additional information.

Developed technology is amortized over five years on a straight-line basis. Customer, lead provider and broker relationships are generally amortized over three to five years based on the pattern of economic benefits provided. Trade names and trademarks are

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

generally amortized over three to 20 years on a straight-line basis. Licenses are generally amortized over five years on a straight-line basis.

Amortization expense for acquired intangible assets was $6.9 million, $1.8 million and $1.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Estimated future amortization expense for the years ended December 31, is as follows (in thousands):

Year	Amount
2022	$4,095
2023	4,095
2024	4,095
2025	3,331
2026	1,039

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2021 and 2020 were as follows (in thousands):

	As of December 31,
	2021	2020
Unrecognized tax benefits	$44,137	$39,037
Trade accounts payable	37,177	26,721
Accrued payroll and fringe benefits	35,106	28,603
Accrued interest payable	17,811	18,580
Accrual for consumer loan payments rejected for non-sufficient funds	9,495	2,871
Liability for consumer loans funded by third-party lender	7,950	5,080
Deferred fees on third-party consumer loans	—	2,171
Other accrued liabilities	4,426	1,008
Total	$156,102	$124,071

7. Marketing Expenses

Marketing expenses for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Advertising	$112,681	$37,069	$83,952
Customer procurement expense including lead purchase costs	158,479	32,711	31,180
Total	$271,160	$69,780	$115,132

8. Leases

The Company has operating leases primarily for its corporate headquarters, other offices located in the U.S. and certain equipment. The Company’s leases have remaining lease terms of less than one year to seven years. Certain leases include options to extend the leases for up to five years, while others include options to terminate the leases within one year. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

payments. Lease agreements with lease and non-lease components are accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in general and administrative expense.

In December 2021 the Company entered into the Partial Termination and Surrender Agreement and Sixth Lease Modification Agreement (the "Termination Agreement") to terminate its leases for a portion of its New York City office. As a result of the Termination Agreement, the Company incurred a one-time termination cost of $9.2 million and gave up its right of use to three of four floors. In return, the lessor gave up its right to future lease payments related to those floors. The terms for the lease for the remaining floor remained unchanged.

Lease expenses for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$11,217	$7,181	$6,096
Operating lease impairment/termination charge	3,336	—	370
Variable lease cost	1,176	701	363
Short-term lease cost	577	120	158
Sublease income	(407)	(345)	(82)
Total lease cost	$15,899	$7,657	$6,905

Future minimum lease payments as of December 31, 2021 are as follows (in thousands):

Year	Amount
2022	$10,887
2023	9,735
2024	9,126
2025	9,256
2026	8,510
Thereafter	5,776
Total lease payments	$53,290
Less: interest	12,303
Present value of lease liabilities	$40,987

The weighted average remaining lease term and discount rate as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Weighted average remaining lease term (years)
Operating leases	5.9	6.1
Weighted average discount rate
Operating leases	9.92%	9.48%

Supplemental cash flow disclosures related to leases for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$15,141	$9,468
Right-of-use assets obtained in exchange for lease obligations
Operating leases	360	23,597

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term Debt

The Company’s long-term debt instruments and balances outstanding as of December 31, 2021 and 2020 were as follows (in thousands):

			Weighted			Outstanding
			average	Borrowing		December 31,
	Maturity date		interest rate(1)	capacity		2021	2020
Funding Debt:
2018-1 Securitization Facility	September 2026	(2)	4.34%	$150,000		$72,706	$39,901
2018-2 Securitization Facility	July 2025	(3)	4.21%	150,000		75,000	49,519
2019-1 Securitization Facility	February 2022	(4)	—	—		—	30,000
2018-A Securitization Notes	May 2026		7.37%	628		628	18,140
2019-A Securitization Notes	June 2026		7.43%	19,255		19,255	68,782
ODR 2021-1 Securitization Facility	November 2024	(5)	1.85%	150,000		—	—
ODAST III Securitization Notes	May 2027	(6)	2.07%	300,000		300,000	—
ODART Securitization Facility	May 2021	(7)	—	—		—	29,728
RAOD Securitization Facility	December 2023	(8)	2.59%	177,632		101,000	22,915
ODAF Securitization Facility	August 2022	(9)	—	—		—	52,773
Other funding debt(10)	Various		—	—		—	19,885
Total funding debt			2.90%	$947,515		$568,589	$331,643
Corporate Debt:
8.50% Senior Notes Due 2024	September 2024		8.50%	$250,000		$250,000	$250,000
8.50% Senior Notes Due 2025	September 2025		8.50%	375,000		375,000	375,000
Revolving line of credit	June 2025		4.00%	310,000	(11)	200,000	—
Total corporate debt			7.40%	$935,000		$825,000	$625,000
Less: Long-term debt issuance costs						$(7,608)	$(9,171)
Less: Debt discounts						(1,582)	(1,011)
Total long-term debt						$1,384,399	$946,461

(1)
The weighted average interest rate is determined based on the rates and principal balances on December 31, 2021. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.
(2)
The period during which new borrowings may be made under this facility expires in September 2024.
(3)
The period during which new borrowings may be made under this facility expires in July 2023.
(4)
The period during which new borrowings could be made under this facility expired in February 2021. This facility was repaid and terminated on February 25, 2021.
(5)
The period during which new borrowings may be made under this facility expires in November 2023.
(6)
The period during which new borrowings may be made under this facility expires in April 2024.
(7)
The period during which new borrowings could be made under this facility expired in October 2020. This facility was repaid and terminated on February 19, 2021.
(8)
The period during which new borrowings may be made under this facility expires in December 2022.
(9)
This facility was repaid and terminated on June 15, 2021.
(10)
These debt facilities supported the Company’s operations in Australia and were denominated in Australian dollars. In December 2021, the Company sold a portion of its interest in OnDeck Australia and, as a result, deconsolidated it, including its long-term debt balances, from the Company's consolidated financial statements. The total local currency borrowing capacity was AU$78.0 million as of December 31, 2020, of which there was AU$25.8 million in principal outstanding as of December 31, 2020.
(11)
The Company had outstanding letters of credit under the Revolving line of credit of $0.8 million and $1.0 million as of December 31, 2021 and 2020, respectively.

Weighted-average interest rates on long-term debt were 7.34% and 8.76% for the year ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreements.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Loan Securitization Facilities

ODR 2021-1 Securitization Facility

On November 17, 2021 (the “ODR 2021-1 Closing Date”), the Company and several of its subsidiaries entered into a receivables securitization (the “ODR 2021-1 Securitization Facility”) with the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. The ODR 2021-1 Securitization Facility finances securitization receivables that have been and will be originated or acquired under the Company’s OnDeck brand by several of the Company’s subsidiaries and that meet

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

specified eligibility criteria. Under the ODR 2021-1 Securitization Facility, eligible securitization receivables are sold to a wholly-owned subsidiary of the Company (the “ODR 2021-1 Debtor”) and serviced by another subsidiary of the Company.

The ODR 2021-1 Debtor has issued a Class A revolving loan note with maximum loan balance of $150.0 million, which is required to be secured by eligible securitization receivables. The ODR 2021-1 Securitization Facility is non-recourse to the Company and matures three years after the ODR 2021-1 Closing Date. As of December 31, 2021, there was no outstanding amount under the ODR 2021-1 Securitization Facility.

The ODR 2021-1 Securitization Facility is governed by a credit agreement, dated as of the ODR 2021-1 Closing Date, between the ODR 2021-1 Debtor, the administrative agent, the lenders, and the collateral agent. The ODR 2021-1 Securitization Facility bears interest at a rate per annum equal to a benchmark rate (currently the lender’s asset-backed commercial paper rate) plus an applicable margin, which has been 1.85% since the ODR 2021-1 Closing Date. Interest payments on the ODR 2021-1 Securitization Facility will be made monthly.

All amounts due under the ODR 2021-1 Securitization Facility are secured by all of the ODR 2021-1 Debtor’s assets, which include the eligible securitization receivables transferred to the ODR 2021-1 Debtor, related rights under the eligible securitization receivables, a bank account and certain other related collateral. The Company has issued a limited indemnity to the lenders for certain “bad acts,” and the Company has agreed for the benefit of the lenders to meet certain ongoing financial performance covenants.

The ODR 2021-1 Securitization Facility documents contain customary provisions for securitizations, including representations and warranties as to the eligibility of the eligible securitization receivables and other matters; indemnification for specified losses not including losses due to the inability of customers to repay their loans or lines of credit; covenants regarding special purpose entity matters; and default and termination provisions which provide for the acceleration of the ODR 2021-1 Securitization Facility in circumstances including, but not limited to, failure to make payments when due, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the eligible securitization receivables, and defaults under other material indebtedness of the ODR 2021-1 Debtor.

ODAST III Securitization Notes

On May 5, 2021, OnDeck Asset Securitization Trust III LLC (“ODAST III”), a wholly-owned subsidiary of the Company, issued $300 million initial principal amount of fixed-rate, asset-backed notes (the “ODAST III Securitization Notes”) in a securitization transaction (the “ODAST III Transaction” and such series, the “ODAST III Series”). The ODAST III Securitization Notes are the first series of notes ever issued by ODAST III. On May 5, 2021, the proceeds of the ODAST III Transaction were used to purchase small business loans from On Deck Capital, Inc. (“ODC”) and ODK Capital, LLC (“ODK”), each of which is a wholly-owned subsidiary of the Company, that will be pledged as collateral for the ODAST III Securitization Notes. The Company used substantially all the proceeds from ODAST III to purchase such small business loans from certain of its subsidiaries and for other general corporate purposes. As of December 31, 2021 the carrying amount of the ODAST III Securitization Notes was $297.2 million, including an unamortized discount of $1.6 million and unamortized issuance costs of $1.2 million.

The ODAST III Securitization Notes were issued in four classes with a weighted average fixed interest coupon of 2.07% per annum. The revolving period during which a certain portion of collections received on the portfolio of loans held by ODAST III may be used to continue to purchase loans from ODC and ODK ends in April 2024. The ODAST III Securitization Notes have a final maturity in May 2027 with optional prepayment beginning in May 2023. The ODAST III Securitization Notes are, and future series of notes, if any, issued under the Base Indenture will be, secured by and payable from such series pro rata allocation of collections received on a revolving pool of small business loans transferred from time to time from the Company to ODAST III. At the time of issuance of the ODAST III Securitization Notes, the portfolio of loans held by ODAST III and pledged to secure the ODAST III Securitization Notes was approximately $316 million.

2019-A Securitization Notes

On October 17, 2019 (the “2019-A Closing Date”), the Company issued $138,888,000 Class A Asset Backed Notes (the “2019-A Class A Notes”), $44,445,000 Class B Asset Backed Notes (the “2019-A Class B Notes”), and $16,667,000 Class C Asset Backed Notes (the “2019-A Class C Notes” and, collectively with the 2019-A Class A Notes and the 2019-A Class B Notes, the “2019-A Securitization Notes”), through an indirect subsidiary. The 2019-A Class A Notes bear interest at 3.96%, the 2019-A Class B Notes bear interest at 6.17%, and the 2019-A Class C Notes bear interest at 7.62%. The 2019-A Securitization Notes are backed by a pool of unsecured consumer installment loans (“Securitization Receivables”) and represent obligations of the issuer only. The 2019-A Securitization Notes are not guaranteed by the Company. Under the 2019‑A Notes, Securitization Receivables are sold to a wholly-owned subsidiary of the Company and serviced by another subsidiary of the Company. As of December 31, 2021 and 2020, the total outstanding amount of the 2019-A Securitization Notes was $19.3 million and $68.8 million, respectively.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The net proceeds of the offering of the 2019-A Securitization Notes on the 2019-A Closing Date were used to acquire the Securitization Receivables from the Company, fund a reserve account and pay fees and expenses incurred in connection with the transaction. The amount of Securitization Receivables sold to the issuer on the 2019-A Closing Date was approximately $200.0 million. Additional Securitization Receivables totaling approximately $22.2 million were sold to the issuer prior to December 31, 2019.

The 2019-A Securitization Notes were offered only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act. The 2019-A Securitization Notes have not been registered under the Securities Act, or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States without registration or an applicable exemption from the Securities Act and applicable state securities or blue sky laws and foreign securities laws.

2019-1 Securitization Facility

On February 25, 2019 (the “2019‑1 Closing Date”), the Company and several of its subsidiaries entered into a receivables securitization (the “2019‑1 Securitization Facility”) with PCAM Credit II, LLC, as lender (the “2019‑1 Lender”). The 2019‑1 Lender is an affiliate of Park Cities Asset Management, LLC. The 2019‑1 Securitization Facility finances Securitization Receivables that have been and will be originated or acquired under the Company’s NetCredit and CashNetUSA brands by several of the Company’s subsidiaries and that meet specified eligibility criteria. Under the 2019‑1 Securitization Facility, eligible Securitization Receivables are sold to a wholly-owned subsidiary of the Company (the “2019‑1 Debtor”) and serviced by another subsidiary of the Company.

The 2019‑1 Debtor has issued a delayed draw term note with an initial maximum principal balance of $30.0 million and a revolving note with an initial maximum principal balance of $20.0 million for an aggregate initial maximum principal balance of $50.0 million, which is required to be secured by eligible Securitization Receivables. The 2019‑1 Securitization Facility has an accordion feature that, with the consent of the 2019‑1 Lender, allows for the maximum principal balance of the delayed draw term note to increase to $50.0 million and the maximum principal balance of the revolving note to increase to $25.0 million, for an aggregate maximum principal balance of $75.0 million. The 2019‑1 Securitization Facility is non-recourse to the Company and matures three years after the 2019‑1 Closing Date. On February 25, 2021, the 2019-1 Debtor repaid in full all outstanding indebtedness and terminated all commitments and obligations under the 2019-1 Securitization Facility. The 2019-1 Lender’s security interest in the 2019-1 Debtor’s assets was automatically released and terminated in connection with the repayment of the 2019-1 Securitization Facility. The Company did not incur any early termination penalties as a result of the repayment of the indebtedness under or termination of the 2019-1 Securitization Facility. As of December 31, 2020, the total outstanding amount of the 2019‑1 Securitization Facility was $30.0 million.

The 2019‑1 Securitization Facility is governed by a loan and security agreement, dated as of the 2019‑1 Closing Date, between the 2019‑1 Lender and the 2019‑1 Debtor. The 2019‑1 Securitization Facility bears interest at a rate per annum equal to LIBOR (subject to a floor) plus an applicable margin, which applicable margin is initially 9.75%. In addition, the 2019‑1 Debtor is required to pay certain customary upfront closing fees to the 2019‑1 Lender. Interest payments on the 2019‑1 Securitization Facility will be made monthly. Subject to certain exceptions, the 2019‑1 Debtor is not permitted to prepay the delayed draw term note prior to two years after the 2019‑1 Closing Date. Following such date, the 2019‑1 Debtor is permitted to voluntarily prepay the 2019‑1 Securitization Facility without penalty. The revolving note may be paid in whole or in part at any time after the delayed draw term note has been fully drawn.

All amounts due under the 2019‑1 Securitization Facility are secured by all of the 2019‑1 Debtor’s assets, which include the eligible Securitization Receivables transferred to the 2019‑1 Debtor, related rights under the eligible Securitization Receivables, a bank account and certain other related collateral. The Company has issued a limited indemnity to the 2019‑1 Lender for certain “bad acts,” and the Company has agreed for the benefit of the 2019‑1 Lender to meet certain ongoing financial performance covenants.

The 2019‑1 Securitization Facility documents contain customary provisions for securitizations, including representations and warranties as to the eligibility of the eligible Securitization Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay their loans; covenants regarding special purpose entity matters; and default and termination provisions which provide for the acceleration of the 2019‑1 Securitization Facility in circumstances including, but not limited to, failure to make payments when due, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the eligible Securitization Receivables, defaults under other material indebtedness of the 2019‑1 Debtor and a default by the Company under its financial performance covenants.

2018-A Securitization Notes

On October 31, 2018 (the “2018-A Closing Date”), the Company issued $95,000,000 Class A Asset Backed Notes (the “2018-A Class A Notes”) and $30,400,000 Class B Asset Backed Notes (the “2018-A Class B Notes” and, collectively with the Class A Notes, the “2018-A Securitization Notes”), through an indirect subsidiary. The Class A Notes bear interest at 4.20% and the Class B Notes bear interest at 7.37%. The 2018-A Securitization Notes are backed by a pool of Securitization Receivables and represent obligations of the

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issuer only. The 2018-A Securitization Notes are not guaranteed by the Company. Under the 2018-A Securitization Notes, Securitization Receivables are sold to a wholly-owned subsidiary of the Company and serviced by another subsidiary of the Company. As of December 31, 2021 and 2020, the total outstanding amount of the 2018-A Securitization Notes was $0.6 and $18.1 million, respectively.

The net proceeds of the offering of the 2018-A Securitization Notes on the 2018-A Closing Date were used to acquire the Securitization Receivables from the Company, fund a reserve account and pay fees and expenses incurred in connection with the transaction.

The 2018-A Securitization Notes were offered only to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act. The 2018-A Securitization Notes have not been registered under the Securities Act, or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States without registration or an applicable exemption from the Securities Act and applicable state securities or blue sky laws and foreign securities laws.

2018-2 Securitization Facility

On October 23, 2018, the Company and several of its subsidiaries entered into a receivables funding agreement (the “2018-2 Securitization Facility”) with Credit Suisse AG, New York Branch, as agent (the “2018-2 Agent”). The 2018-2 Securitization Facility collateralizes Securitization Receivables that have been and will be originated or acquired under the Company’s NetCredit brand by several of its subsidiaries and that meet specified eligibility criteria in exchange for a revolving note. Under the 2018-2 Securitization Facility, Securitization Receivables are sold to a wholly-owned subsidiary of the Company (the “2018-2 Debtor”) and serviced by another subsidiary of the Company.

The 2018-2 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which was required to be secured by 1.25 times the drawn amount in eligible Securitization Receivables. On July 23, 2021, the 2018-2 Securitization Facility was amended to increase the advance rate to 90% and to reopen and extend the revolving period for two years to July 23, 2023. The amendment also made certain changes in the scope of eligibility criteria for acceptable collateral. As of December 31, 2021 and 2020, the outstanding amount of the 2018-2 Securitization Facility was $75.0 million and $49.5 million, respectively.

The 2018-2 Securitization Facility is governed by a loan and security agreement, dated as of October 23, 2018, and amended on July 23,2021, between the 2018-2 Agent, the 2018-2 Debtor and certain other lenders and agent parties thereto. The 2018-2 Securitization Facility bears interest at a rate per annum equal to one-month LIBOR (subject to a floor) plus an applicable margin, which rate per annum is 3.75%. In addition, the 2018-2 Debtor paid certain customary upfront closing fees to the 2018-2 Agent. Interest payments on the 2018-2 Securitization Facility will be made monthly. The 2018-2 Debtor shall be permitted to prepay the 2018-2 Securitization Facility, subject to certain fees and conditions. Any remaining amounts outstanding will be payable no later than July 23, 2025, the final maturity date.

All amounts due under the 2018-2 Securitization Facility are secured by all of the 2018-2 Debtor’s assets, which include the Securitization Receivables transferred to the 2018-2 Debtor, related rights under the Securitization Receivables, a bank account and certain other related collateral.

The 2018-2 Securitization Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the Securitization Receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay their loans; covenants regarding special purpose entity matters; and default and termination provisions that provide for the acceleration of the 2018-2 Securitization Facility in circumstances including, but not limited to, failure to make payments when due, servicer defaults, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the Securitization Receivables and defaults under other material indebtedness of the 2018-2 Debtor.

2018‑1 Securitization Facility

On July 23, 2018, the Company and several of its subsidiaries entered into a receivables funding agreement (the “2018‑1 Securitization Facility”) with Pacific Western Bank, as lender (the “2018‑1 Lender”). The 2018‑1 Securitization Facility collateralizes Securitization Receivables that have been and will be originated or acquired under the Company’s NetCredit brand by several of its subsidiaries and that meet specified eligibility criteria in exchange for a revolving note. Under the 2018‑1 Securitization Facility, Securitization Receivables are sold to a wholly-owned subsidiary of the Company (the “2018‑1 Debtor”) and serviced by another subsidiary of the Company.

The 2018‑1 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which was required to be secured by 1.25 times the drawn amount in eligible Securitization Receivables. On September 15, 2021, the 2018-1 Securitization Facility was amended to increase the advance rate 90% and to reopen and extend the revolving period to September 15, 2024 and the

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

final maturity date to September 15, 2026. The amendment also increased the eligibility criteria around acceptable collateral and increased flexibility around certain financial covenants. The 2018‑1 Securitization Facility is non-recourse to the Company and matures on September 15, 2026. As of December 31, 2021 and 2020, the outstanding amount of the 2018-1 Securitization Facility was $72.7 million and $39.9 million, respectively.

The 2018‑1 Securitization Facility is governed by a loan and security agreement, dated as of July 23, 2018, between the 2018‑1 Lender and the 2018‑1 Debtor. The 2018-1 Securitization Facility bears interest at a rate per annum equal to LIBOR (subject to a floor) plus an applicable margin, which rate per annum is initially 4.00%. In addition, the 2018‑1 Debtor paid certain customary upfront closing fees to the 2018‑1 Lender. Interest payments on the 2018‑1 Securitization Facility will be made monthly. The 2018‑1 Debtor shall be permitted to prepay the 2018‑1 Securitization Facility, subject to certain fees and conditions. In the event of prepayment for the purposes of securitizations, no fees shall apply. Any remaining amounts outstanding will be payable no later than September 15, 2026, the final maturity date.

All amounts due under the 2018‑1 Securitization Facility are secured by all of the 2018‑1 Debtor’s assets, which include the Securitization Receivables transferred to the 2018‑1 Debtor, related rights under the Securitization Receivables, a bank account and certain other related collateral.

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

ODART Securitization Facility

Assumed in the OnDeck acquisition, the loan securitization facility (“ODART Securitization Facility”) for OnDeck Account Receivables Trust 2013-1 (“ODART”), a wholly-owned indirect subsidiary of the Company, collateralized certain eligible installment loans and line of credit accounts originated or purchased by OnDeck. The borrowing rate on the ODART Securitization Facility is 1-month LIBOR plus 1.75%. On the Acquisition Date an amortization event occurred and the revolving period for the ODART Securitization Facility was terminated. The ODART Securitization Facility was scheduled to mature on May 31, 2021. On February 19, 2021, the ODART Securitization Facility was repaid in full and terminated. As of December 31, 2020, the carrying amount of the ODART Securitization Facility was $29.5 million, including an unamortized discount of $0.2 million.

RAOD Securitization Facility

Assumed in the OnDeck acquisition, the loan securitization facility (“RAOD Securitization Facility”) for Receivable Assets of OnDeck, LLC (“RAOD”), a wholly-owned indirect subsidiary of the Company, collateralizes certain eligible installment loans originated or purchased by OnDeck or certain other subsidiaries. The RAOD Securitization Facility was amended on December 24, 2020, which, amongst other changes, extended the revolving period from December 2020 to December 2022, extended the maturity date from September 2021 to December 2023, revised the advance rate to 76% and changed the borrowing rate from LIBOR plus 1.65% to LIBOR plus 2.5%. The commitment amount remained the same at $100.0 million. On July 16, 2021, the RAOD Securitization Facility was further amended to increase the commitment from $100.0 million to $178.0 million and the advance rate from 76% to 90%. The scope of acceptable collateral was also expanded to include line of credit products from OnDeck in addition to installment loans. As of December 31, 2021 and 2020, the carrying amount of the RAOD Securitization Facility was $101.0 million and $22.7 million, respectively. The carrying amount as of December 31, 2020 includes an unamortized discount of $0.2 million.

ODAF Securitization Facility

Assumed in the OnDeck acquisition, the loan securitization facility (“ODAF Securitization Facility”) for OnDeck Asset Funding II LLC (“ODAF”), a wholly-owned indirect subsidiary of the Company, collateralizes certain eligible installment loans and line of credit accounts originated or purchased by OnDeck. The credit agreement for the ODAF Securitization Facility has a commitment amount of $175.0 million, an advance rate of 70% and a borrowing rate of 1-month LIBOR plus 3.0%. The revolving period expires on August 6, 2021 and the final maturity date is August 8, 2022. On June 15, 2021, the ODAF Securitization Facility was repaid in full and terminated. As of December 31, 2020, the carrying amount of the ODAF Securitization Facility was $52.5 million, including an unamortized discount of $0.3 million.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Credit Facility

On June 30, 2017, the Company and certain of its operating subsidiaries entered into a secured revolving credit agreement with a syndicate of banks including TBK Bank, SSB (“TBK”), as administrative agent and collateral agent, Jefferies Finance LLC and TBK as joint lead arrangers and joint lead bookrunners, and Veritex Community Bank (as successor in interest to Green Bank, N.A.), as lender (as amended the “Credit Agreement”). On April 13, 2018 and October 5, 2018, the Credit Agreement was amended to include Pacific Western Bank and Axos Bank, respectively, as lenders, in the syndicate of lenders. On July 1, 2019 the Credit Agreement was amended to, amongst other changes, extend the maturity date to June 30, 2022 from May 1, 2020 and increase the advance rate to 65% from 53%. On May 10, 2021 the Credit agreement was amended (the "Fifth Amendment") to, among other things, include Bank of Montreal, Synovus Bank and TAB Bank, respectively, as lenders, in the syndicate of lenders, increase the commitment amount to $310.0 million, extend the maturity date to June 2025, increase the advance rate to 75.0% and decrease the interest on borrowings to the prime rate plus 0.75%. The Company had outstanding borrowings as of December 31, 2021 and 2020 of $200.0 million and $72.0 million, respectively, under the Credit Agreement.

In addition, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the line, and ranges from 0.15% per annum to 0.50% per annum depending on usage. A portion of the revolving credit facility, up to a maximum of $20.0 million, is available for the issuance of letters of credit. The Company had outstanding letters of credit under the Credit Agreement of $0.8 million and $1.0 million as of December 31, 2021 and 2020, respectively. The Credit Agreement, as amended, provides for certain prepayment penalties if it is terminated on or before the first and second anniversaries of the Fifth Amendment, subject to certain exceptions, including early renewal or extension.

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

As of December 31, 2021, required principal payments under the terms of the long-term debt for each of the five years after December 31, 2021 are as follows (in thousands):

Year	Amount
2022	$—
2023	—
2024	250,000
2025	575,000
2026	—
Thereafter	—
Securitization	568,589	(1)
Total	$1,393,589

(1)
The 2018-1 Securitization Facility matures in September 2026, the 2018-2 Securitization Facility matures in July 2025, the 2018-A Securitization Notes mature in May 2026, the 2019-A Securitization Notes mature in June 2026, the ODAST III Securitization Notes mature in May 2027 and the RAOD Securitization Facility matures in December 2023.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes

The components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 were as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Loans and finance receivables, net	$—	$10,775
Compensation and benefits	9,362	7,914
Translation adjustments	2,657	2,132
Accrued rent and deferred finish out allowance	9,705	15,661
Foreign net operating loss carryforward	4,054	9,588
U.S. net operating loss carryforward	7,029	4,689
Other	7,663	3,212
Total deferred tax assets	40,470	53,971
Deferred tax liabilities:
Amortizable intangible assets	66,664	62,286
Loans and finance receivables, net	27,839	—
Property and equipment	16,095	15,963
Operating lease right-of-use asset	5,470	9,057
Other	2,777	2,625
Total deferred tax liabilities	118,845	89,931
Net deferred tax liabilities before valuation allowance	(78,375)	(35,960)
Valuation allowance	(8,568)	(12,169)
Net deferred tax liabilities	$(86,943)	$(48,129)

The components of the provision for income taxes and the income to which it relates for the years ended December 31, 2021, 2020 and 2019 are shown below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income before income taxes:
Domestic	$335,809	$435,420	$170,069
International	1,346	—	—
Income before income taxes	$337,155	$435,420	$170,069
Current provision:
Federal	$32,610	$39,066	$24,995
State and local	8,194	6,399	6,151
Total current provision	$40,804	$45,465	$31,146
Deferred provision:
Federal	$35,982	$8,467	$7,626
State and local	3,301	3,259	3,281
Total deferred provision	$39,283	$11,726	$10,907
Total provision for income taxes	$80,087	$57,191	$42,053

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effective tax rate on income differs from the federal statutory rate of 21% for the years ended December 31, 2021, 2020 and 2019, for the following reasons (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Tax provision computed at the federal statutory income tax rate	$70,802	$91,438	$35,714
State and local income taxes, net of federal tax benefits	9,687	8,422	5,254
Share-based compensation	(2,067)	(91)	(2,015)
Bargain purchase gain	—	(34,440)	—
162(m) limit on deductibility of executive compensation	1,772	1,834	742
State rate adjustment	(691)	1,245	2,210
Release of uncertain tax position	(659)	(11,604)	—
Other	1,243	387	148
Total provision	$80,087	$57,191	$42,053
Effective tax rate	23.8%	13.1%	24.7%

The Company has gross federal net operating loss carryforwards of $12.2 million as of December 31, 2021, mainly attributable to the Company’s 2020 acquisitions. The Company has recorded a valuation allowance related to the federal net operating loss carryforwards as they are not more likely than not to be utilized as the losses will be limited to the Section 382 ownership changes. The Company has established a tax-effected valuation allowance of $0.7 million as of December 31, 2021, against the net operating losses that will expire prior to their utilization. Following the acquisition of OnDeck, the Company is subject to a Section 382 limitation associated with the built-in losses and other attributes of the acquired OnDeck assets. The reversal of certain deferred tax assets acquired by Enova associated with OnDeck assets may be determined to be recognized built-in losses as defined in Section 382. As such, the losses may be limited to the annual Section 382 limitation of approximately $1.0 million per year.

The Company has gross state net operating loss carryforwards of $59.7 million, $35.2 million and $16.3 million as of December 31, 2021, 2020 and 2019, respectively, that, if unused, will expire between calendar years 2023 and 2038. The Company has recorded a valuation allowance of $2.8 million as of December 31, 2021, related to the state net operating loss carryforward deferred tax assets as they are not more likely than not to be utilized due to the Section 382 ownership change limitation.

The Company has gross foreign net operating loss carryforwards from Brazilian operations of $19.3 million, $19.5 million and $24.4 million as of December 31, 2021, 2020 and 2019, respectively. These net operating loss carryforwards are subject to annual limitations and have an unlimited carryforward period. The Company has recorded a full valuation allowance related to the Brazilian net operating loss carryforwards, as they are not more likely than not to be utilized. As discussed in Note 1 in the Notes to Consolidated Financial Statements, in December 2021, the Company had a partial disposition of its interest in OnDeck Australia, which resulted in a deconsolidation of the entity. In connection with the deconsolidation and resulting equity method treatment, the deferred taxes of OnDeck Australia and the related valuation allowance were removed from the Company's consolidated financial statements and replaced with appropriate equity method deferred tax assets and related valuation allowance. As of December 31, 2021, we currently have insignificant accumulated earnings in foreign jurisdictions. We intend to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.

The following table summarizes the valuation allowance activity for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$12,169	$5,377	$5,130
Additions	2,674	6,792	247
Deductions	(6,275)	—	—
Balance at end of period	$8,568	$12,169	$5,377

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the activity related to unrecognized tax benefits follows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$39,037	$53,613	$40,340
Additions based on tax positions related to the current year	5,514	—	15,085
Reductions based on tax positions related to the current year	—	(4,114)	—
Additions for tax positions of prior years	2,242	2,033	—
Reductions for tax positions of prior years	(2,926)	(7,351)	(1,812)
Additions for opening tax positions of acquired entity	—	6,460	—
Reductions due to settlements with the taxing authorities	(1,843)	(11,604)	—
Balance at end of period	$42,024	$39,037	$53,613

Included in the balances of unrecognized tax benefits at December 31, 2021, 2020 and 2019 are potential benefits of $10.5 million, $10.6 million and $13.9 million, respectively, that, if recognized, would favorably affect the effective tax rate in the period of recognition. The balance of unrecognized tax benefits for temporary items as of December 31, 2021, 2020 and 2019 was $33.6 million, $28.4 million and $39.7 million, respectively. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits as of December 31, 2021 and 2020 includes $3.5 million and $1.7 million, respectively, for accrued interest and penalties related to unrecognized tax benefits. Within the tabular rollforward, the additions and reductions based on tax positions related to the current year, primarily relate to a temporary uncertainty that is expected to reverse in the immediately following tax period. The table includes the net increase or decrease associated with this position.

The Company believes it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits will change by a significant amount up to and including the full amount of the reserve. The Company’s principal uncertainties are related to the timing of recognition of income and losses related to its loan and finance receivable portfolio. The Company successfully closed a Joint Committee on Taxation review of certain tax returns that were filed during 2018 in conjunction with the refunds claimed on those returns. Depending upon the outcome any future agreements or settlements with the relevant taxing authorities, the amount of the uncertainty, including amounts that would be recognized as a component of the effective tax rate, could change significantly. While the total amount of uncertainty to be resolved is not clear, it is reasonably possible that the uncertainties pertaining to the tax positions will be resolved in the next twelve months.

The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. The statute of limitations related to the Company’s consolidated Federal income tax returns is closed for all tax years up to and including 2017. However, the 2014 tax year is still open to the extent of the net operating loss that was carried back from the 2019 tax return. The years open to examination by state, local and foreign government authorities vary by jurisdiction, but the statute of limitation is generally three years from the date the tax return is filed. For jurisdictions that have generated net operating losses, carryovers may be subject to the statute of limitations applicable for the year those carryovers are utilized. In these cases, the period for which the losses may be adjusted will extend to conform with the statute of limitations for the year in which the losses are utilized. In most circumstances, this is expected to increase the length of time that the applicable taxing authority may examine the carryovers by one year or longer, in limited cases.

11. Commitments and Contingencies

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for consumer loans and is required to purchase any defaulted loans it has guaranteed. As of December 31, 2021 and 2020, the amount of consumer loans guaranteed by the Company had an estimated fair value of $18.8 million and $10.3 million, respectively, and an outstanding principal balance of $11.8 million and $8.8 million, respectively. As of December 31, 2021 and 2020, the amount of consumer loans, including principal, fees and interest, guaranteed by the Company were $13.8 million and $10.2 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

12. Employee Benefit Plans

The Company sponsors the Enova International, Inc. 401(k) Savings Plan (the “Enova 401(k) Plan”), which is open to all U.S. employees of the Company and its subsidiaries, excluding OnDeck. For OnDeck employees, prior to being transitioned to the Enova 401(k) plan effective January 1, 2022, the Company sponsored the OnDeck 401(k) Plan which covered substantially all employees of OnDeck. The Company also offers the Enova International, Inc. Nonqualified Savings Plan (the “NQSP”) for certain members of Company management. For the Enova 401(k) Plan, new employees are automatically enrolled in this plan unless they elect not to participate. The Company makes matching contributions of 100% of the first 1% of pay and 50% of the next 5% of pay that each employee contributes to the Enova 401(k) Plan. The Company’s matching contributions fully vest after a participant’s second year of service with the Company. For the OnDeck 401(k) Plan, new OnDeck employees were automatically enrolled in this plan unless they elected not to participate. The Company made matching contributions of 50% of up to the first 6% of pay that each employee contributed to the OnDeck 401(k) Plan. The Company’s matching contributions fully vested after one year of service with the Company. The Company recorded compensation expense for combined contributions to these three plans of $3.6 million, $3.3 million and $2.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company also sponsors the Enova International, Inc. Supplemental Executive Retirement Plan (“SERP”) in which certain officers and certain other employees of the Company participate. Under this defined contribution plan, the Company makes an annual supplemental cash contribution to the SERP based on the terms of the plan as approved by the Company’s Management Development and Compensation Committee of the Board of Directors. The Company recorded compensation expense of $0.7 million, $0.6 million and $0.5 million for SERP contributions for the years ended December 31, 2021, 2020 and 2019, respectively.

The NQSP and the SERP are non-qualified, unfunded, deferred compensation plans for which the Company holds securities in rabbi trusts to pay benefits. These securities are classified as trading securities, and the unrealized gains and losses on these securities are netted with the costs of the plans in “General and administrative expenses” in the consolidated statements of income.

Amounts included in the consolidated balance sheets relating to the NQSP and the SERP were as follows (in thousands):

	As of December 31,
	2021	2020
Other receivables and prepaid expenses	$5,561	$3,972
Accounts payable and accrued expenses	$6,238	$4,543

13. Stock-Based Compensation

Under the Enova International, Inc. 2014 Third Amended and Restated Long-Term Incentive Plan (the “Enova LTIP”), the Company is authorized to issue 14,500,000 shares of Common Stock pursuant to “Awards” granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options, restricted stock units (“RSUs”), restricted stock, performance shares, stock appreciation rights or other stock-based awards. Since 2014, nonqualified stock options and RSU awards have been the only stock-based awards granted under the Plan. As of December 31, 2021, there were 4,319,179 shares available for future grants under the Enova LTIP.

In connection with the acquisition of OnDeck on October 13, 2020, the Board of Directors authorized the issuance of 419,291 shares of Common Stock with respect to certain RSUs (including certain performance-based RSUs) outstanding under the On Deck Capital, Inc. 2014 Equity Incentive Plan that were assumed by Enova. The Board of Directors also authorized the issuance of 67,757 shares of Common Stock under certain inducement RSUs being granted in connection with the acquisition of OnDeck.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2021, the Company received 153,645 shares of its common stock valued at approximately $4.7 million as partial payment of taxes required to be withheld upon issuance of shares under RSUs.

Restricted Stock Units

During the years ended December 31, 2021, 2020 and 2019, the Company granted RSUs to Company officers, certain employees and to the non-management members of the Board of Directors under the Enova LTIP. Each vested RSU entitles the holder to receive a share of the common stock of the Company. For Company officers and certain employees, the shares are to be issued upon vesting of the RSUs generally over a period of four years. Shares for RSU awards granted to members of the Board of Directors vest and are issued twelve months after the grant date.

In accordance with ASC 718, the grant date fair value of RSUs is based on the Company’s closing stock price on the day before the grant date and is amortized to expense over the vesting periods. The agreements relating to awards provide that the vesting and payment of awards would be accelerated if there is a change in control of the Company.

The following table summarizes the Company’s RSU activity during 2021, 2020 and 2019:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2021		2020		2019
	Units	Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	1,750,093	$19.98	1,117,766	$21.09	1,242,422	$16.34
Units granted	1,055,746	29.81	1,294,509	18.89	616,010	24.14
Shares issued	(793,006)	18.87	(588,924)	19.61	(545,592)	14.23
Units forfeited	(267,352)	24.07	(73,258)	20.56	(195,074)	19.61
Outstanding at end of year	1,745,481	$25.80	1,750,093	$19.98	1,117,766	$21.09

Compensation expense related to these RSUs totaling $17.9 million ($13.5 million net of related taxes), $13.7 million ($10.3 million net of related taxes) and $8.4 million ($6.4 million net of related taxes) was recognized for the years ended December 31, 2021, 2020 and 2019, respectively. Total unrecognized compensation cost related to these RSUs at December 31, 2021 was $32.4 million, which will be recognized over a weighted average period of approximately 2.7 years. The outstanding RSUs had an aggregate intrinsic value of $71.5 million at December 31, 2021.

Stock Options

During the years ended December 31, 2021, 2020 and 2019, the Company granted stock options to purchase Enova stock to Company officers and certain employees under the Enova LTIP. Stock options would allow the holder to purchase shares of the Company’s common stock at a price not less than the fair market value of the shares as of the grant date, or the exercise price.

Stock options granted under the Enova LTIP generally become exercisable in equal increments on the first, second and third anniversaries of their date of grant, and expire on the seventh anniversary of their date of grant. Exercise prices of stock options granted in 2019 and 2020 are equal to the average of the closing stock price for the last 45 trading days preceding the grant date. Exercise prices of all other stock options granted are equal to the closing stock price on the day before the grant date. In accordance with ASC 718, compensation expense on stock options is based on the grant date fair value of the stock options and is amortized to expense over the vesting periods. For the year ended December 31, 2021, the Company estimated the fair value of the stock option grants using the Black-Scholes option-pricing model based on the following assumptions: risk-free interest rate of 0.8%, expected term (life) of options of 4.7 years, expected volatility of 57.7% and no expected dividends.

Determining the fair value of options awards at their respective grant dates requires considerable judgment, including estimating expected volatility and expected term (life). The Company based its expected volatility on a weighted average of the historical volatility of the Company. The Company calculated its expected term based on the simplified method, which is the mid-point between the weighted-average graded-vesting term and the contractual term. The simplified method was chosen as a means to determine expected term as the Company has limited historical option exercise experience as a public company. The Company derived the risk-free rate from a weighted-average yield for the three-and five-year zero-coupon U.S. Treasury Strips. The Company estimates forfeitures at the grant date based on its historical forfeiture rate and revises the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s stock option activity during 2021, 2020 and 2019:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2021		2020		2019
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at beginning of year	2,621,956	$20.18	2,084,297	$19.35	2,129,837	$17.32
Options granted	175,839	33.90	576,223	22.81	513,583	21.34
Options exercised	(693,782)	22.27	(16,625)	11.40	(362,798)	9.80
Options forfeited	—	—	(21,939)	16.79	(196,325)	20.10
Outstanding at end of year	2,104,013	$20.65	2,621,956	$20.18	2,084,297	$19.35
Exercisable options at end of year	1,402,261	18.32	1,641,133	18.95	1,279,794	18.73

The weighted average fair value of options granted in 2021 was $16.21. Compensation expense related to stock options totaling $3.2 million ($2.4 million net of related taxes), $4.3 million ($3.2 million net of related taxes) and $3.7 million ($2.8 million net of related taxes) was recognized for the years ended December 31, 2021, 2020 and 2019, respectively. Total unrecognized compensation cost related to stock options at December 31, 2021 was $4.7 million, which will be recognized over a period of approximately 2.2 years. At December 31, 2021, the intrinsic value of stock options outstanding was $42.7 million, and the intrinsic value of stock options exercisable was $31.7 million, respectively.

14. Related Party Transactions

With the acquisition of OnDeck, as discussed in Notes 1 and 2 in the Notes to Consolidated Financial Statements, the Company records its interest in OnDeck Canada under the equity method of accounting; as such, OnDeck Canada is deemed a related party. As of December 31, 2021 and 2020, the Company had a due from affiliate balance of $1.2 million related to OnDeck Canada that is primarily the result of labor and software charges from people and technology assets at the OnDeck parent company.

On February 24, 2021 the Company contributed the platform-as-service business assumed in the OnDeck acquisition to Linear in exchange for ownership units in that entity. The Company records its interest in Linear under the equity method of accounting. As of December 31, 2021, the Company had a due from affiliate balance of $2.9 million from Linear that is primarily comprised of reimbursable expenses paid by the Company on behalf of Linear and fees for services provided.

As discussed in Note 1 in the Notes to Consolidated Financial Statements, in December 2021, the Company divested a portion of its interest in OnDeck Australia and began recording its remaining interest utilizing the equity method of accounting. As of December 31, 2021, there were no outstanding balances between the Company and OnDeck Australia.

The Company believes that the transactions described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

15. Variable Interest Entities

As part of the Company’s overall funding strategy and as part of its efforts to support its liquidity from sources other than its traditional capital market sources, the Company has established a securitization program through its various securitization facilities. The Company transfers certain loan receivables to wholly owned, bankruptcy-remote special purpose subsidiaries (“VIEs”), which issue notes backed by the underlying loan receivables and are serviced by other wholly-owned subsidiaries of the Company. The cash flows from the loans held by the VIEs are used to repay obligations under the notes.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Supplemental Disclosures of Cash Flow Information

The following table sets forth certain cash and non-cash activities for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid during the year for:
Interest	$71,103	$74,901	$70,250
Income taxes paid (recovered)	89,270	27,479	(39,392)
Non-cash investing and financing activities:
Loans and finance receivables renewed	$220,106	$95,080	$146,039
Fair value of acquired assets	—	772,376	—
Liabilities assumed in acquisitions	—	487,458	—
Issuance of common stock related to the acquisition of OnDeck	—	(105,960)	—

17. Operating Segment Information

During the three years ended December 31, 2021, the Company provided online financial services to non-prime credit consumers and small businesses in the United States, Australia and Brazil. The Company has one reportable segment, which is composed of the Company’s domestic and international operations and corporate services. The Company has aggregated all components of its business into a single operating segment based on the similarities of the economic characteristics, the nature of the products and services, the nature of the production and distribution methods, the shared technology platforms, the type of customer and the nature of the regulatory environment.

The following table presents the Company’s revenue by geographic region for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue
United States	$1,184,599	$1,071,694	$1,153,308
Other international countries	23,333	12,016	21,449
Total revenue	$1,207,932	$1,083,710	$1,174,757

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $78.4 million and $79.4 million at December 31, 2021 and 2020, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended December 31, 2021 and 2020, there were no transfers of assets or liabilities between Level 1, 2 or 3. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period values.

Effective January 1, 2020, the Company elected the fair value option to account for all loans and finance receivables.

The Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31,	Fair Value Measurements Using
	2021	Level 1	Level 2	Level 3
Financial assets
Consumer loans and finance receivables(1)	$890,144	$—	$—	$890,144
Small business loans and finance receivables(1)	1,074,546	—	—	1,074,546
Non-qualified savings plan assets(2)	5,561	5,561	—	—
Investment in trading security(3)	16,062	16,062	—	—
Total	$1,986,313	$21,623	$—	$1,964,690

	December 31,	Fair Value Measurements Using
	2020	Level 1	Level 2	Level 3
Financial assets
Consumer loans and finance receivables(1)	$625,219	$—	$—	$625,219
Small business loans and finance receivables(1)	616,287	—	—	616,287
Non-qualified savings plan assets(2)	3,972	3,972	—	—
Investment in trading security(3)	19,273	19,273	—	—
Total	$1,264,751	$23,245	$—	$1,241,506

(1)
Consumer loans and finance receivables and small business loans and finance receivables include $274.5 million and $470.8 million as of December 31, 2021, respectively, and $277.6 million and $251.3 million as of December 31, 2020, respectively in assets of consolidated VIEs.
(2)
The non-qualified savings plan assets are included in “Other receivables and prepaid expenses” in the Company’s consolidated balance sheets and have an offsetting liability of equal amount, which is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.
(3)
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

The Company had no liabilities measured at fair value on a recurring basis as of December 31, 2021 or 2020.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a nonrecurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At December 31, 2021 and 2020, there were no assets or liabilities recorded at fair value on a nonrecurring basis.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of December 31, 2021 and 2020 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	December 31,	Fair Value Measurements Using
	2021	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$165,477	$165,477	$—	$—
Restricted cash(1)	60,406	60,406	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$232,801	$225,883	$—	$6,918
Financial liabilities:
Revolving line of credit	$200,000	$—	$—	$200,000
Securitization facilities	567,007	—	567,903	—
8.50% senior notes due 2024	250,000	—	254,693	—
8.50% senior notes due 2025	375,000	—	386,348	—
Total	$1,392,007	$—	$1,208,944	$200,000

	December 31,	Fair Value Measurements Using
	2020	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$297,273	$297,273	$—	$—
Restricted cash(1)	71,927	71,927	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$376,118	$369,200	$—	$6,918
Financial liabilities:
Securitization facilities	$330,632	$—	$333,532	$—
8.50% senior notes due 2024	250,000	—	247,680	—
8.50% senior notes due 2025	375,000	—	367,770	—
Total	$955,632	$—	$948,982	$—

(1)
Restricted cash includes $45.7 million and $64.8 million in assets of consolidated VIEs as of December 31, 2021 and 2020, respectively.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Refer to the Current Report on Form 8-K dated April 28, 2021, for discussion of the Company's change in certifying accountant.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2021 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework” (2013), management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Effective February 21, 2022, the Management Development and Compensation Committee of the Board of Directors the Company approved amended forms of executive change-in-control severance and restrictive covenant agreements for the Company’s chief executive officer and for other executive officers. The amended form agreements include changes to language regarding restrictive covenants, which consider changes to Illinois law. The amended form agreements also include expected changes to federal law in regards to arbitration.

The foregoing description of the amended forms of executive change-in-control severance and restrictive covenant agreements does not purport to be complete and is qualified in its entirety by reference to such forms, which are filed as Exhibit 10.12 and Exhibit 10.13, respectively, to this Form 10-K and are incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company plans to file its Proxy Statement for the 2022 Annual Meeting of Stockholders, or the Proxy Statement, within 120 days after December 31, 2021. Information required by this Item 10 relating to our directors and nominees is included under the captions “Proposal 1: Proposal to Elect Directors—Directors to be Elected by our Stockholders” and “Stockholder Proposals and Communications with our Board—Director Nominations” of our Proxy Statement and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth information, as of December 31, 2021, with respect to shares of common stock of the Company that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,849,494	$11.28	4,319,179
Equity compensation plans not approved by security holders	—	—	—
Total	3,849,494	$11.28	4,319,179

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements are filed in Item 8 of Part II of this report:

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	2.1	11/19/2014

2.2	Agreement and Plan of Merger dated as of July 28, 2020, among Enova International, Inc., Energy Merger Sub, Inc. and On Deck Capital, Inc.	8-K	001-35503	2.1	12/28/2020

3.1	Enova International, Inc. Amended and Restated Certificate of Incorporation	8-K	001-35503	3.2	11/17/2017

3.2	Enova International, Inc. Amended and Restated Bylaws	8-K	001-35503	3.1	11/17/2017

4.1	Specimen common stock certificate	10-12B	001-35503	4.1	10/2/2014

4.2	Description of the Registrant’s Securities	10-K	001-35503	4.2	2/27/2020

4.3	Indenture, dated as of September 1, 2017, by and among Enova International, Inc., each of the guarantors party thereto and Computershare Trust Company, N.A., as trustee and the Form of 8.500% Senior Note due 2024 (included as Exhibit A).	8-K	001-35503	4.1	9/8/2017

4.4	Indenture, dated as of September 19, 2018, by and among Enova International, Inc., each of the guarantors party thereto and Computershare Trust Company, N.A., as trustee and the Form of 8.500% Senior Note due 2025	10-Q	001-35503	4.1	10/31/2018

4.5	Base Indenture, dated as of May 5, 2021, by and among OnDeck Asset Securitization Trust III LLC as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee of Asset Backed Notes (Issuable in Series of Notes)	10-Q	001-35503	4.1	8/2/2021

4.6	Series 2021-1 Indenture Supplement dated as of May 5, 2021 to Base Indenture dated as of May 5, 2021, by and among OnDeck Asset Securitization Trust III LLC as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee of up to $500,000,000 of Asset Backed Notes	10-Q	001-35503	4.2	8/2/2021

10.1	Tax Matters Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.1	11/19/2014

10.2	Enova International, Inc. 2014 Long-Term Incentive Plan*	10-Q	001-35503	10.1	11/14/2014

10.3	Enova International, Inc. First Amended and Restated 2014 Long-Term Incentive Plan*	DEF 14A	001-35503	Appendix A	4/7/2016

10.4	Enova International, Inc. Senior Executive Bonus Plan*	DEF 14A	001-35503	Appendix B	4/7/2016

10.5	Enova International, Inc. Amended and Restated Senior Executive Bonus Plan*	10-Q	001-35503	10.1	7/31/2019

10.6	Enova International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective September 13, 2017*	10-Q	001-35503	10.1	11/1/2017

10.7	Enova International, Inc. Nonqualified Savings Plan*	10-12B	001-35503	10.6	7/31/2014

10.8	Form of Enova International, Inc. Severance Pay Plan for Executives*	10-12B	001-35503	10.12	10/2/2014

10.9	Form of Enova International, Inc. Senior Executive Bonus Plan*	10-12B	001-35503	10.13	10/2/2014

10.10	Summary of 2014 Terms and Conditions of the Enova International, Inc. Short-Term Incentive Plan*	10-12B	001-35503	10.14	10/2/2014

10.11	Enova International, Inc. Amended and Restated Annual Short Term Incentive Plan*	10-Q	001-35503	10.2	7/31/2019

10.12	Form of Executive Change-in-Control Severance and Restrictive Covenant Agreement (Chief Executive Officer)*					X

10.13	Form of Executive Change-in-Control Severance and Restrictive Covenant Agreement (Executive Officers other than the CEO)*					X

10.14	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Restricted Stock Units for Directors*	10-12B	001-35503	10.17	10/17/2014

10.15	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units (for Officers)*	10-12B	001-35503	10.18	10/17/2014

10.16	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right (for Officers)*	10-12B	001-35503	10.19	10/17/2014

10.17	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units*	10-Q	001-35503	10.2	8/11/2015

10.18	Form of Enova International, Inc. First Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units*	10-Q	001-35503	10.2	8/4/2016

10.19	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right*	10-Q	001-35503	10.3	8/11/2015

10.20	Form of Enova International, Inc. Second Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units	10-Q	001-35503	10.1	7/29/2020

10.21	Form of Enova International, Inc. Second Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right	10-Q	001-35503	10.2	7/29/2020

10.22	Offer letter dated May 19, 2016 between Enova Financial Holdings, LLC and Steven Cunningham*	10-Q	001-35503	10.1	8/4/2016

10.23	Director Appointment Agreement, dated March 30, 2016, by and among the Company, SAF Capital Management LLC and certain of its affiliates	8-K	001-35503	10.1	3/31/2016

10.24	Lease Agreement, dated July 25, 2014, between 175 Jackson L.L.C. and Enova International, Inc.	10-12B	001-35503	10.11	10/22/2014

10.25	Second Amendment to Lease Agreement, dated September 13, 2017, between 175 Jackson L.L.C. and Enova International, Inc.	10-Q	001-35503	10.2	11/1/2017

10.26	Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent Dated as of June 30, 2017(3)	10-Q	001-35503	10.1	8/2/2017

10.27	First Amendment to Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent dated as of April 13, 2018	10-Q	001-35503	10.1	8/01/2018

10.28	Second Amendment to Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent dated as of October 5, 2018	10-K	001-35503	10.27	2/27/2019

10.29	Loan and Security Agreement, dated July 23, 2018, by and between Pacific Western Bank and EFR 2018-1, LLC	10-Q	001-35503	10.1	10/31/2018

10.30	Receivables Purchase Agreement, dated July 23, 2018 by and between EFR 2018-1, LLC, as purchaser, and NetCredit Funding, LLC, as seller	10-Q	001-35503	10.2	10/31/2018

10.31	Purchase Agreement by and among Enova International, Inc., the Guarantors party thereto and Credit Suisse Securities (USA) LLC, as Representative of the Initial Purchasers listed therein, dated September 14, 2018	10-Q	001-35503	10.3	10/31/2018

10.32	Loan and Security Agreement, dated October 23, 2018, by and between Credit Suisse AG and EFR 2018-2, LLC	10-K	001-35503	10.34	2/27/2019

10.33	Third Amendment to Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent dated as of July 1, 2019	10-Q	001-35503	10.3	7/31/2019

10.34	Amendment No. 5 to Fourth Amended and Restated Credit Agreement, dated as of December 24, 2020, among Receivable Assets of OnDeck, LLC, as Borrower, the Lenders party thereto and Truist Bank, as Administrative Agent (Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.)	10-K	001-35503	10.36	2/26/2021

10.35	Fifth Amendment, Consent and Joinder to Credit Agreement and Amendment to Security Agreement by and among Enova International, Inc., the other borrowers and guarantors party thereto, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent, dated as of May 10, 2021	10-Q	001-35503	10.1	8/2/2021

10.36	Amendment No. 6 to Fourth Amended and Restated Credit Agreement, dated as of July 16, 2021, among Receivable Assets of OnDeck, LLC, as Borrower, the Lenders party thereto and Truist Bank, as Administrative Agent	10-Q	001-35503	10.1	10/29/2021

10.37	Amendment to Loan and Security Agreement, dated July 23, 2021, by and between Credit Suisse AG and EFR 2018 2, LLC	10-Q	001-35503	10.2	10/29/2021

10.38	Amendment to Loan and Security Agreement, dated September 15, 2021, by and between Pacific Western Bank and EFR 2018 1, LLC	10-Q	001-35503	10.3	10/29/2021

10.39

Credit agreement dated as of November 17, 2021 among OnDeck Receivables 2021, LLC, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Deutsche Bank Trust Company Americas, as Paying Agent

						X

16.1	Letter of PricewaterhouseCoopers LLP to the SEC dated May 3, 2021	10-Q	001-35503	16.1	5/3/2021

21.1	Subsidiaries of Enova International, Inc.					X

23.1	Consent of Deloitte & Touche LLP					X

23.2	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.(1)					X(2)

101.SCH	Inline XBRL Taxonomy Extension Schema Document(1)					X(2)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)					X(2)

101.LAB	Inline XBRL Taxonomy Label Linkbase Document(1)	X(2)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)	X(2)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)	X(2)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X(2)

* Indicates management contract or compensatory plan, contract or arrangement.

(1)
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the years ended December 31, 2021, December 31, 2020 and December 31, 2019; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, December 31, 2020 and December 31, 2019; (iv) Consolidated Statements of Stockholders’ Equity at December 31, 2021, December 31, 2020 and December 31, 2019; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, December 31, 2020 and December 31, 2019; and (vi) Notes to Consolidated Financial Statements.
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

ENOVA INTERNATIONAL, INC.

Date: February 28, 2022	By:	/s/ DAVID FISHER
David Fisher
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID FISHER	Chairman of the Board of Directors,	February 28, 2022
David Fisher	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ STEVEN CUNNINGHAM	Chief Financial Officer	February 28, 2022
Steven Cunningham	(Principal Financial Officer)

/s/ JAMES J. LEE	Chief Accounting Officer	February 28, 2022
James J. Lee	(Principal Accounting Officer)

/s/ ELLEN CARNAHAN	Director	February 28, 2022
Ellen Carnahan

/s/ DANIEL R. FEEHAN	Director	February 28, 2022
Daniel R. Feehan

/s/ WILLIAM M. GOODYEAR	Director	February 28, 2022
William M. Goodyear

/s/ JAMES A. GRAY	Director	February 28, 2022
James A. Gray

/s/ GREGG A. KAPLAN	Director	February 28, 2022
Gregg A. Kaplan

/s/ MARK MCGOWAN	Director	February 28, 2022
Mark McGowan

/s/ LINDA JOHNSON RICE	Director	February 28, 2022
Linda Johnson Rice

/s/ MARK A. TEBBE	Director	February 28, 2022
Mark A. Tebbe