Form 10-Q
period 2022-03-31
Enova International, Inc.
filed 2022-05-03
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

32,560,838 of the Registrant’s common shares, $0.00001 par value, were outstanding as of April 29, 2022.

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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	March 31,		December 31,
	2022	2021	2021
Assets
Cash and cash equivalents(1)	$131,692	$324,328	$165,477
Restricted cash(1)	96,150	49,879	60,406
Loans and finance receivables at fair value(1)	2,231,884	1,230,711	1,964,690
Income taxes receivable	56,572	—	51,104
Other receivables and prepaid expenses(1)	60,151	41,630	52,274
Property and equipment, net	81,031	78,899	78,402
Operating lease right-of-use assets	22,507	39,159	23,101
Goodwill	279,275	279,275	279,275
Intangible assets, net	33,431	41,155	35,444
Other assets(1)	54,451	48,606	51,310
Total assets	$3,047,144	$2,133,642	$2,761,483
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses(1)	$136,944	$108,982	$156,102
Operating lease liabilities	39,085	66,090	40,987
Income taxes currently payable	—	17,378	—
Deferred tax liabilities, net	96,414	61,070	86,943
Long-term debt(1)	1,696,751	874,514	1,384,399
Total liabilities	1,969,194	1,128,034	1,668,431
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 44,057,935, 42,862,788 and 43,423,572 shares issued and 32,830,838, 36,598,693 and 34,144,012 outstanding as of March 31, 2022 and 2021 and December 31, 2021, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	233,437	203,765	225,689
Retained earnings	1,158,204	925,386	1,105,761
Accumulated other comprehensive loss	(5,074)	(8,498)	(8,540)
Treasury stock, at cost (11,227,097, 6,264,095 and 9,279,560 shares as of March 31, 2022 and 2021 and December 31, 2021, respectively)	(308,617)	(115,787)	(229,858)
Total Enova International, Inc. stockholders’ equity	1,077,950	1,004,866	1,093,052
Noncontrolling interest	—	742	—
Total stockholders’ equity	1,077,950	1,005,608	1,093,052
Total liabilities and stockholders’ equity	$3,047,144	$2,133,642	$2,761,483

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

	March 31,		December 31,
	2022	2021	2021
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$419	$1,484	$420
Restricted cash	81,911	40,254	45,706
Loans and finance receivables at fair value	1,100,426	348,402	745,246
Other receivables and prepaid expenses	13,888	5,458	6,378
Other assets	2,844	1,062	2,082
Total assets	$1,199,488	$396,660	$799,832
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$3,835	$2,448	$2,061
Affiliate note payable	—	3,708	—
Long-term debt	873,625	154,608	565,770
Total liabilities	$877,460	$160,764	$567,831

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenue	$385,731	$259,444
Change in Fair Value	(117,042)	(21,078)
Net Revenue	268,689	238,366
Operating Expenses
Marketing	93,171	28,568
Operations and technology	40,730	35,627
General and administrative	34,528	44,089
Depreciation and amortization	9,514	6,627
Total Operating Expenses	177,943	114,911
Income from Operations	90,746	123,455
Interest expense, net	(22,483)	(19,914)
Foreign currency transaction loss	(314)	(34)
Equity method investment income	328	558
Other nonoperating expenses	—	(378)
Income before Income Taxes	68,277	103,687
Provision for income taxes	15,834	27,716
Net income before noncontrolling interest	52,443	75,971
Less: Net income attributable to noncontrolling interest	—	51
Net income attributable to Enova International, Inc.	$52,443	$75,920
Earnings Per Share attributable to Enova International, Inc.:
Earnings per common share:
Basic	$1.57	$2.10
Diluted	$1.50	$2.03
Weighted average common shares outstanding:
Basic	33,374	36,109
Diluted	34,882	37,487

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income before noncontrolling interest	$52,443	$75,971
Other comprehensive loss, net of tax:
Foreign currency translation gain (loss)(1)	3,466	(1,330)
Ownership change in noncontrolling interest	—	(270)
Total other comprehensive gain (loss), net of tax	3,466	(1,600)
Comprehensive Income	55,909	74,371
Net income attributable to noncontrolling interest	—	(51)
Foreign currency translation loss attributable to noncontrolling interests	—	(7)
Ownership change in noncontrolling interest	—	802
Comprehensive income attributable to the noncontrolling interest	—	744
Comprehensive income attributable to Enova International, Inc.	$55,909	$75,115

(1) Net of tax benefit of $(1,123) and $525 for the three months ended March 31, 2022 and 2021, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

								Total Enova
					Accumulated			International,
			Additional		Other			Inc.		Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest	Equity
Balance at December 31, 2020	41,937	$—	$187,981	$849,466	$(6,898)	(6,174)	$(113,201)	$917,348	$1,486	$918,834
Stock-based compensation expense	—	—	5,804	—	—	—	—	5,804	—	5,804
Shares issued for vested RSUs	534	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	392	—	8,908	—	—	—	—	8,908	—	8,908
Net income attributable to Enova International, Inc.	—	—	—	75,920	—	—	—	75,920	—	75,920
Foreign currency translation loss, net of tax	—	—	—	—	(1,330)	—	—	(1,330)	7	(1,323)
Purchases of treasury shares, at cost	—	—	—	—	—	(90)	(2,586)	(2,586)	—	(2,586)
Ownership change in noncontrolling interest	—	—	1,072	—	(270)	—	—	802	(802)	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	51	51
Balance at March 31, 2021	42,863	$—	$203,765	$925,386	$(8,498)	(6,264)	$(115,787)	$1,004,866	$742	$1,005,608

Balance at December 31, 2021	43,424	$—	$225,689	$1,105,761	$(8,540)	(9,280)	$(229,858)	$1,093,052	$—	$1,093,052
Stock-based compensation expense	—	—	5,367	—	—	—	—	5,367	—	5,367
Shares issued for vested RSUs	524	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	110	—	2,381	—	—	—	—	2,381	—	2,381
Net income attributable to Enova International, Inc.	—	—	—	52,443	—	—	—	52,443	—	52,443
Foreign currency translation loss, net of tax	—	—	—	—	3,466	—	—	3,466	—	3,466
Purchases of treasury shares, at cost	—	—	—	—	—	(1,947)	(78,759)	(78,759)	—	(78,759)
Balance at March 31, 2022	44,058	$—	$233,437	$1,158,204	$(5,074)	(11,227)	$(308,617)	$1,077,950	$—	$1,077,950

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities
Net income before noncontrolling interest	$52,443	$75,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,514	6,627
Amortization of deferred loan costs and debt discount	1,139	1,914
Change in fair value of loans and finance receivables	115,629	21,078
Stock-based compensation expense	5,367	5,804
Loss on early extinguishment of debt	—	378
Operating leases, net	(1,308)	(900)
Deferred income taxes, net	8,398	13,442
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(4,303)	(255)
Other receivables and prepaid expenses and other assets	(7,074)	550
Accounts payable and accrued expenses	(33,747)	(21,929)
Current income taxes	7,481	14,348
Net cash provided by operating activities	153,539	117,028
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(950,624)	(444,947)
Loans and finance receivables repaid	574,247	435,932
Acquisitions, net of cash acquired	—	(28,358)
Capitalization of software development costs and purchases of fixed assets	(10,118)	(7,106)
Other investing activities	—	25
Net cash used in investing activities	(386,495)	(44,454)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	34,000	102,000
Repayments under revolving line of credit	(30,000)	—
Borrowings under securitization facilities	323,926	5,161
Repayments under securitization facilities	(16,350)	(181,139)
Debt issuance costs paid	(669)	—
Proceeds from exercise of stock options	2,381	8,908
Treasury shares purchased	(78,759)	(2,586)
Net cash provided by (used in) financing activities	234,529	(67,656)
Effect of exchange rates on cash, cash equivalents and restricted cash	386	89
Net increase in cash, cash equivalents and restricted cash	1,959	5,007
Cash, cash equivalents and restricted cash at beginning of year	225,883	369,200
Cash, cash equivalents and restricted cash at end of period	$227,842	$374,207

Supplemental Disclosures
Loans and finance receivables renewed	$70,926	$45,111

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

The consolidated financial statements presented as of March 31, 2022 and 2021 and for the three-month periods ended March 31, 2022 and 2021 are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results for such interim periods. Operating results for the three-month period are not necessarily indicative of the results that may be expected for the full fiscal year.

These consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019 and related notes, which are included on Form 10-K filed with the SEC on February 28, 2022.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	March 31,
	2022	2021
Cash and cash equivalents	$131,692	$324,328
Restricted cash	96,150	49,879
Total cash, cash equivalents and restricted cash	$227,842	$374,207

Loans and Finance Receivables

The Company utilizes the fair value option on its entire loan and finance receivable portfolio. As such, loans and finance receivables are carried at fair value in the consolidated balance sheet with changes in fair value recorded in the consolidated income statement. To derive the fair value, the Company generally utilizes discounted cash flow analyses that factor in estimated losses, prepayments, utilization rates and servicing costs over the estimated duration of the underlying assets. Loss, prepayment, utilization and servicing cost assumptions are determined using historical data and include appropriate consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that the Company believes a market participant would require. Accrued and unpaid interest and fees are included in “Loans and finance receivables at fair value” in the consolidated balance sheets.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Accounting Standards Codification (“ASC”) 350, Goodwill, the Company tests goodwill and intangible assets with an indefinite life for potential impairment annually as of October 1 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount.

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

Equity Method Investments

The Company records its interest in On Deck Capital Canada Holdings, Inc. (“OnDeck Canada”) under the equity method of accounting. As of March 31, 2022 and 2021 and December 31, 2021, the carrying value of the Company’s investment in OnDeck Canada was $14.3 million, $11.4 million and $13.7 million, respectively, which the Company has included in “Other assets” on the consolidated balance sheets.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On February 24, 2021 the Company contributed the platform-as-service business assumed in the OnDeck acquisition to Linear Financial Technologies Holding LLC (“Linear”) in exchange for ownership units in that entity. The Company records its interest in Linear under the equity method of accounting. As of March 31, 2022 and 2021 and December 31, 2021, the carrying value of the Company’s investment in Linear was $5.6 million, $6.8 million and $5.6 million, respectively, which the Company has included in “Other assets” on the consolidated balance sheets.

In December 2021, the Company sold a portion of its interest in On Deck Capital Australia PTY LTD (“OnDeck Australia"). Prior to this, the Company had consolidated the financial position and results of operations of OnDeck Australia under the voting interest model. The noncontrolling interest, which is presented as a separate component of consolidated equity, represented the minority owners’ proportionate share of the equity of the entity and was adjusted for the minority owners’ share of the earnings, losses, investments and distributions. Subsequent to the transaction, the Company owns a 20% equity interest in OnDeck Australia and no longer has control over the entity; as such, the Company has deconsolidated OnDeck Australia from its financial statements and now records its interest under the equity method of accounting. As of March 31, 2022 and December 31, 2021, the carrying value of the Company’s investment in OnDeck Australia was $1.6 million and $1.8 million, respectively, which the Company has included in “Other assets” on the consolidated balance sheets.

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

2. Acquisitions

On March 19, 2021, the Company completed the purchase of Pangea Universal Holdings, Inc. (“PUH”), a Chicago-based payments platform offering mobile international money transfer services. In accordance with the terms of the transaction, PUH was merged into Pangea Transfer Company, LLC (“Pangea”) with the separate corporate existence of PUH thereupon ceasing and Pangea continuing as the surviving, wholly-owned subsidiary of the Company. Pangea serves the international money transfer market with a focus on Latin America and Asia. Customers have the option to transfer funds directly into bank accounts or have cash picked up from partners in minutes. The total consideration of $32.9 million consisted of $30.0 million in cash and $2.9 million in loan forgiveness. The Company performed a valuation analysis of identifiable assets acquired and liabilities assumed and allocated the aggregate purchase consideration based on the fair values of those identifiable assets and liabilities. The allocation of the purchase consideration included $19.8 million and $11.3 million of intangible assets and goodwill, respectively, with all other assets acquired and liabilities assumed being nominal. The operating results of Pangea are included in, but not material to, the Company’s consolidated financial statements from the date of acquisition. Its revenues and cost of revenues are included in “Revenues” and “Change in Fair Value,” respectively, in the Consolidated Statements of Income.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three months ended March 31, 2022 and 2021 was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2022	2021
Consumer loans and finance receivables revenue	$248,547	$181,737
Small business loans and finance receivables revenue	132,594	75,560
Total loans and finance receivables revenue	381,141	257,297
Other	4,590	2,147
Total revenue	$385,731	$259,444

Loans and Finance Receivables at Fair Value

The components of Company-owned loans and finance receivables at March 31, 2022 and 2021 and December 31, 2021 were as follows (dollars in thousands):

	As of March 31, 2022
		Small
	Consumer	Business	Total
Principal balance - accrual	$805,439	$1,163,477	$1,968,916
Principal balance - non-accrual	83,218	46,912	130,130
Total principal balance	888,657	1,210,389	2,099,046

Loans and finance receivables at fair value - accrual	926,826	1,274,563	2,201,389
Loans and finance receivables at fair value - non-accrual	7,525	22,970	30,495
Loans and finance receivables at fair value	934,351	1,297,533	2,231,884
Difference between principal balance and fair value	$45,694	$87,144	$132,838

	As of March 31, 2021
		Small
	Consumer	Business	Total
Principal balance - accrual	$493,553	$668,955	$1,162,508
Principal balance - non-accrual	29,617	27,723	57,340
Total principal balance	523,170	696,678	1,219,848

Loans and finance receivables at fair value - accrual	577,999	636,953	1,214,952
Loans and finance receivables at fair value - non-accrual	3,399	12,360	15,759
Loans and finance receivables at fair value	$581,398	$649,313	$1,230,711
Difference between principal balance and fair value	$58,228	$(47,365)	$10,863

	As of December 31, 2021
		Small
	Consumer	Business	Total
Principal balance - accrual	$799,678	$967,950	$1,767,628
Principal balance - non-accrual	68,073	42,725	110,798
Total principal balance	867,751	1,010,675	1,878,426

Loans and finance receivables at fair value - accrual	885,238	1,051,400	1,936,638
Loans and finance receivables at fair value - non-accrual	4,906	23,146	28,052
Loans and finance receivables at fair value	$890,144	$1,074,546	$1,964,690
Difference between principal balance and fair value	$22,393	$63,871	$86,264

As of March 31, 2022 and 2021 and December 31, 2021, the aggregate fair value of loans and finance receivables that were 90 days or more past due was $4.3 million, $7.2 million and $6.4 million, respectively, of which, $4.3 million, $7.0 million and $6.3 million, respectively, was in non-accrual status. The aggregate unpaid principal balance for loans and finance receivables that were 90 days or more past due was $9.3 million, $13.7 million and $12.4 million, respectively.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in the fair value of Company-owned loans and finance receivables during the three months ended March 31, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended March 31, 2022
		Small
	Consumer	Business	Total
Balance at beginning of period	$890,144	$1,074,546	$1,964,690
Originations or acquisitions	362,809	658,741	1,021,550
Interest and fees(1)	248,547	132,594	381,141
Repayments	(451,822)	(569,486)	(1,021,308)
Charge-offs, net(2)	(137,224)	(20,860)	(158,084)
Net change in fair value(2)	20,457	21,998	42,455
Effect of foreign currency translation	1,440	—	1,440
Balance at end of period	$934,351	$1,297,533	$2,231,884

	Three Months Ended March 31, 2021
		Small
	Consumer	Business	Total
Balance at beginning of period	$625,219	$616,287	$1,241,506
Originations or acquisitions	167,947	322,111	490,058
Interest and fees(1)	181,737	75,560	257,297
Repayments	(367,075)	(369,212)	(736,287)
Charge-offs, net(2)	(36,408)	(18,042)	(54,450)
Net change in fair value(2)	10,335	23,037	33,372
Effect of foreign currency translation	(357)	(428)	(785)
Balance at end of period	$581,398	$649,313	$1,230,711

(1) Included in “Revenue” in the consolidated statements of income.

(2) Included in “Change in Fair Value” in the consolidated statements of income.

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for consumer loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of March 31, 2022 and 2021 and December 31, 2021, the consumer loans guaranteed by the Company had an estimated fair value of $14.4 million, $7.2 million and $18.8 million, respectively and an outstanding principal balance of $10.0 million, $5.7 million and $11.8 million, respectively. As of March 31, 2022 and 2021 and December 31, 2021, the amount of

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

consumer loans, including principal, fees and interest, guaranteed by the Company were $11.9 million, $6.8 million and $13.8 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

4. Long-term debt

The Company’s long-term debt instruments and balances outstanding as of March 31, 2022 and 2021 and December 31, 2021, including maturity date, weighted average interest rate and borrowing capacity as of March 31, 2022, were as follows (dollars in thousands):

			Weighted			Outstanding
			average	Borrowing		March 31,		December 31,
	Maturity date		interest rate(1)	capacity		2022	2021	2021
Funding Debt:
2018-1 Securitization Facility	March 2027	(2)	4.34%	$200,000		$150,000	$32,774	$72,706
2018-2 Securitization Facility	July 2025	(3)	4.35%	225,000		175,000	26,850	75,000
2018-A Securitization Notes	May 2026		—	—		—	13,138	628
2019-A Securitization Notes	June 2026		7.62%	11,534		11,534	55,252	19,255
ODR 2021-1 Securitization Facility	November 2024	(4)	2.35%	200,000		62,000	—	—
RAOD Securitization Facility	December 2023	(5)	2.63%	236,842		177,631	—	101,000
ODAF Securitization Facility	August 2022	(6)	—	—		—	2,605	—
ODAST III Securitization Notes	May 2027	(7)	2.07%	300,000		300,000	—	300,000
Other funding debt(8)	Various		—	—		—	24,682	—
Total funding debt			3.12%	$1,173,376		$876,165	$155,301	$568,589
Corporate Debt:
8.50% Senior Notes Due 2024	September 2024		8.50%	$250,000		$250,000	$250,000	$250,000
8.50% Senior Notes Due 2025	September 2025		8.50%	375,000		375,000	375,000	375,000
Revolving line of credit	June 2025		4.25%	310,000	(9)	204,000	102,000	200,000
Other corporate debt	April 2022		—	—		—	795	—
Total corporate debt			7.45%	$935,000		$829,000	$727,795	$825,000
Less: Long-term debt issuance costs						$(6,981)	$(8,316)	$(7,608)
Less: Debt discounts						(1,433)	(266)	(1,582)
Total long-term debt						$1,696,751	$874,514	$1,384,399

(1) The weighted average interest rate is determined based on the rates and principal balances on March 31, 2022. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

(2) The period during which new borrowings may be made under this facility expires in March 2025.

(3) The period during which new borrowings may be made under this facility expires in July 2023.

(4) The period during which new borrowings may be made under this facility expires in November 2023.

(5) The period during which new borrowings may be made under this facility expires in December 2022.

(6) This facility was repaid and terminated on June 15, 2021.

(7) The period during which new borrowings may be made under this facility expires in April 2024.

(8) These debt facilities supported the Company’s operations in Australia and were denominated in Australian dollars. In December 2021, the Company sold a portion of its interest in OnDeck Australia and, as a result, deconsolidated it, including its long-term debt balances, from the Company's consolidated financial statements.

(9) The Company had outstanding letters of credit under the Revolving line of credit of $0.8 million, $0.5 million and $0.8 million as of March 31, 2022 and 2021 and December 31, 2021, respectively.

Weighted average interest rates on long-term debt were 5.92% and 8.61% during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and 2021 and December 31, 2021, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreements.

Recent Updates to Debt Facilities

2018-2 Securitization Facility

On March 14, 2022, the loan securitization facility for EFR 2018-2, LLC (the “2018-2 Securitization Facility”) was amended to, among other changes, increase the commitment amount of the Class A revolving loans from $133.3 million to $200.0 million and the commitment amount of the Class B revolving loans from $16.7 million to $25.0 million.

RAOD Securitization Facility

On March 18, 2022, the loan securitization facility for Receivable Assets of OnDeck, LLC (the “RAOD Securitization Facility”) was amended to, among other changes, increase the commitment amount of the Class A revolving loans from $150.0 million to $200.0 million and the commitment amount of the Class B revolving loans from $27.6 million to $36.8 million.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2018-1 Securitization Facility

On March 24, 2022, the loan securitization facility for EFR 2018-1, LLC (the “2018-1 Securitization Facility”) was amended to, among other changes, increase the commitment amount of the revolving loans from $150.0 million to $200.0 million and extend the maturity date from September 15, 2026 to March 24, 2027.

ODR 2021-1 Securitization Facility

On March 29, 2022, the loan securitization facility for OnDeck Receivables 2021, LLC (the “ODR 2021-1 Securitization Facility”) was amended to, among other changes, increase the commitment amount of the revolving loans from $150.0 million to $200.0 million.

5. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2022 was 23.2%, compared to 26.7% for the three months ended March 31, 2021. The decrease is primarily attributable to stock-based compensation deductions that occurred at favorable fair market values.

As of March 31, 2022, the balance of unrecognized tax benefits was $57.1 million, which is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, $10.9 million of which, if recognized, would favorably affect the effective tax rate in the period of recognition. The Company had $38.6 million and $44.1 million of unrecognized tax benefits as of March 31, 2021 and December 31, 2021, respectively. The Company believes that it has adequately accounted for any material tax uncertainties in its existing reserves for all open tax years.

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

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three months ended March 31, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net income	$52,443	$75,920
Denominator:
Total weighted average basic shares	33,374	36,109
Shares applicable to stock-based compensation	1,508	1,378
Total weighted average diluted shares	34,882	37,487
Earnings per common share:
Earnings per common share – basic	$1.57	$2.10
Earnings per common share – diluted	$1.50	$2.03

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended March 31, 2022 and 2021, 225,419 and 20,945 shares of common stock underlying stock options, respectively, and 285,887 and 80,047 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

7. Operating Segment Information

The Company provides or had provided online financial services to non-prime credit consumers and small businesses in the United States, Australia and Brazil and has one reportable segment. The Company has aggregated all components of its business into a single operating segment based on the similarities of the economic characteristics, the nature of the products and services, the nature of the production and distribution methods, the shared technology platforms, the type of customer and the nature of the regulatory environment.

Geographic Information

The following table presents the Company’s revenue by geographic region for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended
	March 31,
	2022	2021
Revenue
United States	$382,156	$254,866
Other international countries	3,575	4,578
Total revenue	$385,731	$259,444

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $81.0 million, $78.9 million and $78.4 million at March 31, 2022 and 2021 and December 31, 2021, respectively. The operations for the Company’s businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

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

9. Related Party Transactions

In October 2019, the Company announced its intent to exit its operations in the U.K. market, and Grant Thornton LLP, a licensed U.K. insolvency practitioner, was appointed as administrators (“Administrators”) to take control of management of the U.K. businesses. The effect of the U.K. businesses’ entry into administration was to place their management, affairs, business and property under the direct control of the Administrators. The Company entered into a service agreement with the Administrators under which the Company provides certain administrative, technical and other services in exchange for compensation by the Administrators. The agreement was extended and is scheduled to expire July 8, 2022 but with options to extend the term for three-month periods. During the three months

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

ended March 31, 2022 and 2021, the Company recorded $0.2 million and $0.7 million, respectively, in revenue related to these services. As of March 31, 2022 and 2021 and December 31, 2021, the Administrators owed the Company $0.3 million, $1.2 million and $0.5 million, respectively, related to services provided.

The Company records its interest in OnDeck Canada under the equity method of accounting; as such, OnDeck Canada is deemed a related party. As of March 31, 2022 and 2021 and December 31, 2021, the Company had a due from affiliate balance of $1.3 million, $1.1 million and $1.2 million, respectively, related to OnDeck Canada that is primarily the result of labor and software charges from people and technology assets at the OnDeck parent company.

On February 24, 2021 the Company contributed the platform-as-service business assumed in the OnDeck acquisition to Linear in exchange for ownership units in that entity. The Company records its interest in Linear under the equity method of accounting. As of March 31, 2022 there was no outstanding balance between Linear and the Company. As of March 31, 2021 the Company had a due to affiliate balance of $3.0 million that was primarily comprised of the remaining balances associated with the contribution and exchange. As of December 31, 2021, the Company had a due from affiliate balance of $2.9 million from Linear that was primarily comprised of reimbursable expenses paid by the Company on behalf of Linear and fees for services provided.

In December 2021, the Company divested a portion of its interest in OnDeck Australia and began recording its remaining interest utilizing the equity method of accounting. As of March 31, 2022, the Company had a due from affiliate balance of $0.1 million related to OnDeck Australia.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three months ended March 31, 2022 and 2021, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and 2021 and December 31, 2021 are as follows (dollars in thousands):

	March 31,	Fair Value Measurements Using
	2022	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$934,351	$—	$—	$934,351
Small business loans and finance receivables(1)(2)	1,297,533	—	—	1,297,533
Non-qualified savings plan assets(3)	6,358	6,358	—	—
Investment in trading security(4)	18,614	18,614	—	—
Total	$2,256,856	$24,972	$—	$2,231,884

	March 31,	Fair Value Measurements Using
	2021	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$581,398	$—	$—	$581,398
Small business loans and finance receivables(1)	649,313	—	—	649,313
Non-qualified savings plan assets(3)	4,839	4,839	—	—
Investment in trading security(4)	17,634	17,634	—	—
Total	$1,253,184	$22,473	$—	$1,230,711

	December 31,	Fair Value Measurements Using
	2021	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$890,144	$—	$—	$890,144
Small business loans and finance receivables(1)(2)	1,074,546	—	—	1,074,546
Non-qualified savings plan assets(3)	5,561	5,561	—	—
Investment in trading security(4)	16,062	16,062	—	—
Total	$1,986,313	$21,623	$—	$1,964,690

(1) Consumer and small business loans and finance receivables are included in “Loans and finance receivables at fair value” in the consolidated balance sheets.

(2) Consumer loans and finance receivables include $432.5 million, $213.4 million and $274.5 million in assets of consolidated VIEs as of March 31, 2022 and 2021 and December 31, 2021, respectively. Small business loans and finance receivables include $668.0 million, $135.0 million and $470.8 million in assets of consolidated VIEs as of March 31, 2022 and 2021 and December 31, 2021, respectively.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company had no liabilities measured at fair value on a recurring basis as of March 31, 2022 and 2021 and December 31, 2021.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At March 31, 2022 and 2021 and December 31, 2021, there were no assets or liabilities recorded at fair value on a non-recurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of March 31, 2022 and 2021 and December 31, 2021 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	March 31,	Fair Value Measurements Using
	2022	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$131,692	$131,692	$—	$—
Restricted cash (1)	96,150	96,150	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$234,760	$227,842	$—	$6,918
Financial liabilities:
Revolving line of credit	$204,000	$—	$—	$204,000
Securitization notes	874,732	—	861,264	—
8.50% senior notes due 2024	250,000	—	248,595	—
8.50% senior notes due 2025	375,000	—	373,335	—
Total	$1,703,732	$—	$1,483,194	$204,000

	Balance at
	March 31,	Fair Value Measurements Using
	2021	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$324,328	$324,328	$—	$—
Restricted cash (1)	49,879	49,879	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$381,125	$374,207	$—	$6,918
Financial liabilities:
Revolving line of credit	$102,000	$—	$—	$102,000
Securitization notes	155,035	—	156,584	—
8.50% senior notes due 2024	250,000	—	256,655	—
8.50% senior notes due 2025	375,000	—	389,940	—
Other long-term debt	795	—	—	795
Total	$882,830	$—	$803,179	$102,795

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Balance at
	December 31,	Fair Value Measurements Using
	2021	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$165,477	$165,477	$—	$—
Restricted cash (1)	60,406	60,406	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$232,801	$225,883	$—	$6,918
Financial liabilities:
Revolving line of credit	$200,000	$—	$—	$200,000
Securitization notes	567,007	—	567,903	—
8.50% senior notes due 2024	250,000	—	254,693	—
8.50% senior notes due 2025	375,000	—	386,348	—
Total	$1,392,007	$—	$1,208,944	$200,000

(1) Restricted cash includes $81.9 million, $40.3 million and $45.7 million in assets of consolidated VIEs as of March 31, 2022 and 2021 and December 31, 2021, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources and certain factors that may affect future results, including economic and industry-wide factors, of Enova International, Inc. and its subsidiaries should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services. In 2021, we extended approximately $3.1 billion in credit or financing to borrowers and for the three months ended March 31, 2022, we extended approximately $1.0 billion in credit or financing to borrowers. As of March 31, 2022, we offered or arranged loans or draws on lines of credit to consumers in 38 states in the United States and Brazil. We also offered financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through March 31, 2022, we have completed approximately 56.0 million customer transactions and collected more than 61 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include installment loans and receivables purchase agreements (“RPAs”) and line of credit accounts.

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

Our flexible and scalable technology platform allows us to process and complete customers’ transactions quickly and efficiently. In 2021, we processed approximately 2.2 million transactions, and we continue to grow our loans and finance receivable portfolios and increase the number of customers we serve through desktop, tablet and mobile platforms. Our highly customizable technology platform allows us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In 2012, we launched a new product in the United States designed to serve near-prime customers. In June 2014, we launched our business in Brazil, where we arrange financing for borrowers through a third-party lender. In addition, in July 2014, we introduced a new line of credit product in the United States to serve the needs of small businesses. In June 2015, we further expanded our product offering by acquiring certain assets of a company that provides financing and installment loans to small businesses by offering RPAs. In October 2020, we acquired, through a merger, On Deck Capital Inc. (“OnDeck”), a small business lending company offering lending and funding solutions to small businesses in the U.S., Australia and Canada, to expand our small business offerings. In March 2021, we acquired Pangea Universal Holdings (“Pangea”), which provides mobile international money transfer services to customers in the U.S with a focus on Latin America and Asia. These new products have allowed us to further diversify our product offerings and customer base.

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

PRODUCTS AND SERVICES

Our online financing products and services provide customers with a deposit of funds to their bank account in exchange for a commitment to repay the amount deposited plus fees, interest and/or revenue on the receivables purchased. We originate, arrange, guarantee or purchase installment loans, line of credit accounts and receivables purchase agreements (“RPAs”) to consumers and small businesses. We have one reportable segment that includes all of our online financial services.

•
Installment loans. Installment loans include longer-term loans that require the outstanding principal balance to be paid down in multiple installments and shorter-term single payment loans. Our installment loans are either written directly by us, purchased as part of our Banking Programs as discussed below, or are those that we arrange and guarantee as part of our credit services organization and credit access business programs, which we refer to as our CSO programs. We offer, or arrange through CSO programs, multi- or single-payment unsecured consumer loan products in 38 states in the United States and small business installment loans in 47 states and in Washington D.C. Internationally, we also offer or arrange multi-payment unsecured consumer installment loan products in Brazil and small business installment loan products through affiliates in Australia and Canada. Terms for our installment loan products range between two and 60 months, and single-pay consumer loans generally have terms of seven to 90 days. Loans may be repaid early at any time with no additional prepayment charges.
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

OUR MARKETS

We currently provide our services in the following countries:

•
United States. We began our online business in the United States in May 2004. As of March 31, 2022, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, OnDeck at www.ondeck.com, Headway Capital at www.headwaycapital.com, The Business Backer at www.businessbacker.com, and Pangea at www.pangeamoneytransfer.com.
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

New Mexico HB 132

On February 15, 2022, the New Mexico Legislature passed HB 132. The bill imposes a 36% rate cap on loans up to $10,000. Additionally, HB 132 provides for the application of a predominant economic interest test for bank service arrangements whereby a broker or servicer with a predominant economic interest in a loan is considered to be the “true lender” for purposes of applying the 36% rate cap. The New Mexico Governor signed the bill into law on March 1, 2022. The law will take effect on January 1, 2023.

RESULTS OF OPERATIONS

COVID-19

The COVID-19 pandemic has severely impacted global economic conditions, resulting in substantial volatility in the financial markets, increased unemployment, and operational challenges resulting from measures that governments have imposed to control its spread. We have implemented a number of procedures in response to the pandemic to support the safety and well-being of our employees, customers and stockholders that continue through the date of this report:

•
As shelter-in-place orders and general distancing guidelines were released, we moved quickly to transition virtually all of our employees to a remote work environment. As COVID-19 cases declined, we reopened our offices to allow eligible employees to return to work in an office environment on a voluntary basis. We plan to transition to a hybrid work model where employees work a portion of the week in the office and have the option to work remotely for the remaining days. Certain eligible positions may work partially or fully remote. Appropriate safety measures continue to be followed to protect employees working on site. We will continue to follow government mandates and adjust when appropriate to prioritize employee safety.
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

From a loan valuation perspective, at the onset of the COVID-19 pandemic, we deemed it appropriate to increase the discount rates used in our internally-developed valuation models, thereby lowering loan fair values, to capture the increase in potential volatility in expected cash flows due to the unprecedented nature of the pandemic and governmental response. These rates remained consistent for the remainder of 2020. Over the course of 2021, we noted a tightening of credit spreads in observable pricing in the market; as such, we reduced the discount rates used in our valuations. As of December 31, 2021, our discount rates had generally returned to the levels utilized immediately prior to the pandemic. As of March 31, 2022, we increased our discount rates based primarily on movements in the market during the quarter. We believe the adjustments to our discount rates to be responsive to changes in the market and representative of what a market participant would use.

After seeing increases in delinquency and charge-offs early in the pandemic, we experienced significant improvements to these metrics over the remainder of 2020 and into 2021. The U.S. government provided multiple rounds of stimulus assistance to taxpayers and businesses. Positive COVID-19 test counts in the U.S. generally decreased across the first half of 2021 although rose again in the second half of 2021 with the spread of the Delta and Omicron variants. In certain situations, management concluded that the probability of future charge-offs was higher than what we had experienced in the past and, therefore, increased anticipated charge-offs in our fair value models. As of March 31, 2022, we continue to utilize this approach and have adjusted charge-off expectations where appropriate. We deemed the resulting fair value to be an appropriate market-based exit price that considers current market conditions at March 31, 2022.

We continue to closely monitor this pandemic and expect to make future changes to respond to the situation as it continues to evolve.

HIGHLIGHTS

Our financial results for the three-month period ended March 31, 2022, or the current quarter, are summarized below.

•
Consolidated total revenue increased $126.3 million, or 48.7%, to $385.7 million in the current quarter compared to $259.4 million for the three months ended March 31, 2021, or the prior year quarter.
•
Consolidated net revenue was $268.7 million compared to $238.4 million in the prior year quarter.
•
Consolidated income from operations decreased $32.7 million, or 26.5%, to $90.8 million in the current quarter, compared to $123.5 million in the prior year quarter.
•
Consolidated net income was $52.4 million in the current quarter compared to $75.9 million in the prior year quarter. Consolidated diluted income per share was $1.50 in the current quarter compared to $2.03 in the prior year quarter.

OVERVIEW

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Revenue
Loans and finance receivables revenue	$381,141	$257,297
Other	4,590	2,147
Total Revenue	385,731	259,444
Change in Fair Value	(117,042)	(21,078)
Net Revenue	268,689	238,366
Operating Expenses
Marketing	93,171	28,568
Operations and technology	40,730	35,627
General and administrative	34,528	44,089
Depreciation and amortization	9,514	6,627
Total Operating Expenses	177,943	114,911
Income from Operations	90,746	123,455
Interest expense, net	(22,483)	(19,914)
Foreign currency transaction loss	(314)	(34)
Equity method investment income	328	558
Other nonoperating expenses	—	(378)
Income before Income Taxes	68,277	103,687
Provision for income taxes	15,834	27,716
Net income before noncontrolling interest	52,443	75,971
Less: Net income attributable to noncontrolling interest	—	51
Net income attributable to Enova International, Inc.	$52,443	$75,920
Earnings per common share - diluted	$1.50	$2.03

Revenue
Loans and finance receivables revenue	98.8%	99.2%
Other	1.2	0.8
Total Revenue	100.0	100.0
Change in Fair Value	(30.3)	(8.1)
Net Revenue	69.7	91.9
Expenses
Marketing	24.2	11.0
Operations and technology	10.6	13.7
General and administrative	8.9	17.0
Depreciation and amortization	2.5	2.6
Total Expenses	46.2	44.3
Income from Operations	23.5	47.6
Interest expense, net	(5.8)	(7.7)
Foreign currency transaction loss	(0.1)	—
Equity method investment income	0.1	0.2
Other nonoperating expenses	—	(0.1)
Income before Income Taxes	17.7	40.0
Provision for income taxes	4.1	10.7
Net income before noncontrolling interest	13.6	29.3
Less: Net income attributable to noncontrolling interest	—	—
Net income attributable to Enova International, Inc.	13.6%	29.3%

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures (in thousands, except per share data):

	Three Months Ended
	March 31,
	2022	2021
Net income	$52,443	$75,920
Adjustments:
Transaction-related costs(a)	—	1,412
Other nonoperating expenses(b)	—	378
Intangible asset amortization	2,013	1,151
Stock-based compensation expense	5,367	5,804
Foreign currency transaction loss	314	34
Cumulative tax effect of adjustments	(1,927)	(2,209)
Adjusted earnings	$58,210	$82,490

Diluted earnings per share	$1.50	$2.03
Adjustments:
Transaction-related costs	—	0.04
Other nonoperating expenses	—	0.01
Intangible asset amortization	0.06	0.03
Stock-based compensation expense	0.15	0.15
Foreign currency transaction loss	0.01	—
Cumulative tax effect of adjustments	(0.05)	(0.06)
Adjusted earnings per share	$1.67	$2.20

(a) In the first quarter of 2021, we incurred expenses totaling $1.4 million ($1.1 million net of tax) related to acquisitions and a divestiture of a subsidiary.

(b) In the first quarter of 2021, we recorded other nonoperating expenses of $0.4 million ($0.3 million net of tax) related to early extinguishment of debt.

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

	Three Months Ended
	March 31,
	2022	2021
Net income	$52,443	$75,920
Depreciation and amortization expenses(c)	9,514	6,621
Interest expense, net(c)	22,483	19,755
Foreign currency transaction loss	314	34
Provision for income taxes	15,834	27,716
Stock-based compensation expense	5,367	5,804
Adjustment:
Transaction-related costs(a)	—	1,412
Other nonoperating expenses(b)	—	378
Equity method investment income	(328)	(558)
Adjusted EBITDA	$105,627	$137,082

Adjusted EBITDA margin calculated as follows:
Total Revenue	$385,731	$259,444
Adjusted EBITDA	105,627	137,082
Adjusted EBITDA as a percentage of total revenue	27.4%	52.8%

(a) In the first quarter of 2021, we incurred expenses totaling $1.4 million related to acquisitions and a divestiture of a subsidiary.

(b) In the first quarter of 2021, we recorded other nonoperating expenses of $0.4 million related to early extinguishment of debt.

(c) Excludes amounts attributable to noncontrolling interests.

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

THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THREE MONTHS ENDED MARCH 31, 2021

Revenue and Net Revenue

Revenue increased $126.3 million, or 48.7%, to $385.7 million for the current quarter as compared to $259.4 million for the prior year quarter. The increase was driven by a 75.5% increase in revenue from our small business portfolio and a 36.8% increase in revenue from our consumer portfolio as higher levels of originations in 2021 and into 2022 have led to higher loan balances for both portfolios.

Net revenue for the current quarter was $268.7 million compared to $238.4 million for the prior year quarter. Our consolidated net revenue margin was 69.7% for the current quarter compared to 91.9% for the prior year quarter. The net revenue margin in the prior year quarter was elevated due primarily to lower delinquency rates and lower than expected charge-offs as a result of portfolio seasoning and lower originations. With originations having increased across the second half of 2021 and through March 31, 2022, the net revenue margin in the current quarter was in a more normalized range.

The following table sets forth the components of revenue and net revenue, separated by product for the current quarter and the prior year quarter (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$248,547	$181,737	$66,810	36.8%
Small business loans and finance receivables revenue	132,594	75,560	57,034	75.5
Total loans and finance receivables revenue	381,141	257,297	123,844	48.1
Other	4,590	2,147	2,443	113.8
Total revenue	385,731	259,444	126,287	48.7
Change in fair value	(117,042)	(21,078)	(95,964)	455.3
Net revenue	$268,689	$238,366	$30,323	12.7%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	64.4%	70.1%
Small business loans and finance receivables revenue	34.4	29.1
Total loans and finance receivables revenue	98.8	99.2
Other	1.2	0.8
Total revenue	100.0	100.0
Change in fair value	(30.3)	(8.1)
Net revenue	69.7%	91.9%
Loan and Finance Receivable Balances

The fair value of our loan and finance receivable portfolio in our consolidated financial statements was $2,231.9 million and $1,230.7 million as of March 31, 2022 and 2021, respectively. The outstanding principal balance of our loan and finance receivables portfolio was $2,099.0 million and $1,219.8 million as of March 31, 2022 and 2021, respectively. The fair value of the combined loan and finance receivables portfolio includes $14.4 million and $7.2 million with an outstanding principal balance of $10.0 million and $5.7 million of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of March 31, 2022 and 2021, respectively.

Our small business portfolio of loans and finance receivables increased to 57.8% of our combined loan and finance receivable portfolio at fair value as of March 31, 2022, compared to 52.5% as of March 31, 2021 due primarily to more accelerated growth in the small business portfolio. The consumer portfolio balance decreased to 42.2% of our combined loan and finance receivable portfolio balance at fair value as of March 31, 2022, compared to 47.5% as of March 31, 2021. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables Measures” above for additional information related to combined loans and finance receivables.

The following tables summarize loan and finance receivable balances outstanding as of March 31, 2022 and 2021 (in thousands):

	As of March 31, 2022			As of March 31, 2021
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined	Owned(a)	Company(a)	Combined(b)
Consumer loans and finance receivables
Principal	$888,657	$10,027	$898,684	$523,170	$5,691	$528,861
Fair value	934,351	14,433	948,784	581,398	7,246	588,644
Fair value as a % of principal	105.1%	143.9%	105.6%	111.1%	127.3%	111.3%
Small business loans and finance receivables
Principal	$1,210,389	$—	$1,210,389	$696,678	$—	$696,678
Fair value	1,297,533	—	1,297,533	649,313	—	649,313
Fair value as a % of principal	107.2%	—%	107.2%	93.2%	—%	93.2%
Total loans and finance receivables
Principal	$2,099,046	$10,027	$2,109,073	$1,219,848	$5,691	$1,225,539
Fair value	2,231,884	14,433	2,246,317	1,230,711	7,246	1,237,957
Fair value as a % of principal	106.3%	143.9%	106.5%	100.9%	127.3%	101.0%

(a) GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

At March 31, 2022 and 2021, the ratio of fair value as a percentage of principal was 106.3% and 100.9%, respectively, on company owned loans and finance receivables and 106.5% and 101.0%, respectively, on combined loans and finance receivables. These ratios increased compared to the prior year due primarily to lower delinquency rates and lower than expected charge-offs in the small business portfolio, partially offset by the impact of the acceleration of originations in the consumer portfolio, particularly to new customers, which carry a higher risk of charge-off.

Average Amount Outstanding per Loan and Finance Receivable

The average amount outstanding per loan and finance receivable is calculated as the total combined loans and finance receivables, gross balance at the end of the period divided by the total number of combined loans and finance receivables outstanding at the end of the period. The following table shows the average amount outstanding per loan and finance receivable by product at March 31, 2022 and 2021:

	As of March 31,
	2022	2021
Average amount outstanding per loan and finance receivable(a)
Consumer loans and finance receivables(b)	$2,037	$1,843
Small business loans and finance receivables	37,411	29,433
Total loans and finance receivables(b)	$4,315	$3,809

(a) The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.

(b) Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

The average amount outstanding per loan and finance receivable increased to $4,315 from $3,809 during the current quarter compared to the prior year quarter, due primarily to an increase in the mix of loans and finance receivables held by small businesses in our portfolio, which are larger on average than our consumer portfolio.

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

	Three Months Ended
	March 31,
	2022	2021
Average loan and finance receivable origination amount(a)
Consumer loans and finance receivables(b)(c)	$660	$491
Small business loans and finance receivables(c)	17,257	14,186
Total loans and finance receivables(b)	$1,686	$1,273

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

The average loan and finance receivable origination amount increased to $1,686 from $1,273 during the current quarter compared to the prior year quarter, due primarily to an increase in the mix of higher dollar amount loans and finance receivables to small businesses.

Credit Performance of Loans and Finance Receivables

We monitor the performance of our loans and finance receivables. Internal factors such as portfolio composition (e.g., interest rate, loan term, geography information, customer mix, credit quality) and performance (e.g., delinquency, loss trends, prepayment rates) are reviewed on a regular basis at various levels (e.g., product, vintage). We also weigh the impact of relevant, internal business decisions on the portfolio. External factors such as macroeconomic trends, financial market liquidity expectations, competitive landscape and legal/regulatory requirements are also reviewed on a regular basis.

The payment status of a customer, including the degree of any delinquency, is a significant factor in determining estimated charge-offs in the cash flow models that we use to determine fair value. The following table shows payment status on outstanding principal, interest and fees as of the end of each of the last five quarters (in thousands):

	2021				2022
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$1,265,987	$1,416,533	$1,650,771	$1,944,263	$2,169,140
Guaranteed by the Company(a)	6,792	9,655	13,239	13,750	11,858
Ending combined loan and finance receivables balance(b)	$1,272,779	$1,426,188	$1,664,010	$1,958,013	$2,180,998
> 30 days delinquent	96,228	81,883	90,782	103,213	113,798
> 30 days delinquency rate	7.6%	5.7%	5.5%	5.3%	5.2%

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

(b) Non-GAAP measure.

Consumer Loans and Finance Receivables

The following table includes financial information for our consumer loans and finance receivables. Delinquency metrics include principal, interest and fees, and only amounts that are past due (in thousands):

	2021				2022
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$523,170	$585,087	$709,781	$867,751	$888,657
Guaranteed by the Company(a)	5,691	8,284	11,354	11,790	10,027
Total combined loan and finance receivable principal balance(b)	$528,861	$593,371	$721,135	$879,541	$898,684
Consumer combined loan and finance receivable fair value balance:
Company owned	$581,398	$623,975	$723,553	$890,144	$934,351
Guaranteed by the Company(a)	7,246	10,824	16,921	18,813	14,433
Ending combined loan and finance receivable fair value balance(b)	$588,644	$634,799	$740,474	$908,957	$948,784
Fair value as a % of principal(b)(c)	111.3%	107.0%	102.7%	103.3%	105.6%
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$564,934	$630,203	$768,964	$927,673	$951,560
Guaranteed by the Company(a)	6,792	9,655	13,239	13,750	11,858
Ending combined loan and finance receivable balance(b)	$571,726	$639,858	$782,203	$941,423	$963,418
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$598,900	$580,704	$702,818	$836,147	$953,108
Guaranteed by the Company(a)(d)	8,670	7,585	11,366	13,212	12,960
Average combined loan and finance receivable balance(b)(d)	$607,570	$588,289	$714,184	$849,359	$966,068

Revenue	$181,737	$174,512	$215,432	$243,570	$248,547
Change in fair value	(26,073)	(49,708)	(97,061)	(104,715)	(116,767)
Net revenue	155,664	124,804	118,371	138,855	131,780
Net revenue margin	85.7%	71.5%	54.9%	57.0%	53.0%

Delinquencies:
> 30 days delinquent	$24,589	$26,201	$45,804	$59,312	$70,480
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	4.3%	4.1%	5.9%	6.3%	7.3%

Charge-offs:
Charge-offs (net of recoveries)	$36,408	$27,050	$57,836	$112,582	$137,224
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	6.0%	4.6%	8.1%	13.3%	14.2%

(a) Represents loans originated by third-party lenders through the CSO programs that we have not yet purchased, which are not included in our consolidated balance sheets.

(b) Non-GAAP measure.

(c) Determined using period-end balances.

(d) The average combined loan and finance receivable balance is the average of the month-end balances during the period.

The ending balance, including principal and accrued fees/interest outstanding, of combined consumer loans and finance receivables at March 31, 2022 increased 68.5% to $963.4 million compared to $571.7 million at March 31, 2021, due primarily to increased originations in 2021 and continuing into 2022 following the strategic reduction in originations at the onset of the COVID-19 pandemic to mitigate risks associated with the pandemic.

The percentage of loans greater than 30 days delinquent increased to 7.3% at March 31, 2022, compared to 4.3% at March 31, 2021. The increase was driven primarily by growth in originations in the current year, particularly to new customers, which typically default at a higher percentage than returning customers.

Charge-offs (net of recoveries) as a percentage of average combined loan balance increased to 14.2% for the current quarter, compared to 6.0% for the prior year quarter, driven primarily by growth in originations, particularly to new customers, which typically default at a higher percentage than returning customers. In the prior year quarter, this charge-off rate was lower due primarily to our having a more seasoned and lower risk portfolio remaining as originations since the onset of the COVID-19 pandemic had been significantly lower and the majority of higher risk loans to new customers originated in prior quarters had been charged off.

The ratio of fair value as a percentage of principal on consumer loans and finance receivables was 105.6% at March 31, 2022, compared to 111.3% at March 31, 2021 and 103.3% at December 31, 2021. The increase from December 31, 2021 was primarily driven by normal seasonality of the consumer portfolio, as loan demand typically declines in the first quarter, which leads to a more seasoned portfolio that carries a higher fair value as a percentage of principal. Refer also to “Results of Operations—COVID-19” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on loan valuation.

Small Business Loans and Finance Receivables

The following table includes financial information for our small business loans and finance receivables. Delinquency metrics include principal, interest, and fees, and only amounts that are past due (in thousands):

	2021				2022
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$696,678	$781,793	$876,668	$1,010,675	$1,210,389
Ending loan and finance receivable fair value balance	649,313	784,728	911,729	1,074,546	1,297,533
Fair value as a % of principal(a)	93.2%	100.4%	104.0%	106.3%	107.2%

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$701,053	$786,330	$881,807	$1,016,590	$1,217,580

Average loan and finance receivable balance(b)	$700,348	$739,378	$837,606	$956,110	$1,122,609

Revenue	$75,560	$85,561	$100,610	$115,063	$132,594
Change in fair value	4,995	45,078	24,515	22,804	1,138
Net revenue	80,555	130,639	125,125	137,867	133,732
Net revenue margin	106.6%	152.7%	124.4%	119.8%	100.9%

Delinquencies:
> 30 days delinquent	$71,639	$55,682	$44,978	$43,901	$43,318
> 30 days delinquent as a % of loan balance(a)	10.2%	7.1%	5.1%	4.3%	3.6%

Charge-offs:
Charge-offs (net of recoveries)	$18,042	$5,102	$7,060	$7,677	$20,860
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	2.6%	0.7%	0.8%	0.8%	1.9%

(a) Determined using period-end balances.

(b) The average loan and finance receivable balance is the average of the month-end balances during the period.

The ending balance, including principal and accrued fees/interest outstanding, of small business loans and finance receivables at March 31, 2022 increased 73.7% to $1,218 million compared to $701.1 million at March 31, 2021, due primarily to an acceleration in originations as credit risks stemming from the COVID-19 pandemic decreased over the period.

The percentage of loans greater than 30 days delinquent was 3.6% at March 31, 2022, compared to 10.2% at March 31, 2021. Delinquency has improved in all of our small business portfolios, as we have actively worked with our customers to understand their financial situations, offering a variety of repayment options to increase flexibility and reducing or deferring payments for impacted customers.

Charge-offs (net of recoveries) as a percentage of average loan balance decreased to 1.9% for the current quarter, compared to 2.6% in the prior year quarter, due primarily to the recovery of the broader economy along with our efforts to assist customers.

The ratio of fair value as a percentage of principal on small business loans and finance receivables was 107.2% at March 31, 2022, compared to 93.2% at March 31, 2021 and 106.3% at December 31, 2021. The increase from December 31, 2021 was due primarily to strong cash collections and improvements in anticipated cash flow in our valuation models due to reduced risk. The ratio of fair value as a percentage of principal has improved for the legacy Enova portfolio since the second quarter of 2020 and the OnDeck portfolio since acquisition.

Total Operating Expenses

Total expenses increased $63.0 million, or 54.9%, to $177.9 million in the current quarter, compared to $114.9 million in the prior year quarter.

Marketing expense increased to $93.2 million in the current quarter compared to $28.6 million in the prior year quarter due primarily to our efforts to capture increasing market demand for loan products in the current quarter. The prior year quarter was abnormally low due to our strategic actions to mitigate risks associated with the COVID-19 pandemic.

Operations and technology expense increased to $40.7 million in the current quarter compared to $35.6 million in the prior year quarter, due primarily to higher variable underwriting costs due to the increase in originations.

General and administrative expense decreased to $34.5 million in the current quarter compared to $44.1 million in the prior year quarter, due primarily to synergies achieved following the October 2020 acquisition of OnDeck.

Depreciation and amortization expense increased $2.9 million or 43.6% compared to the prior year quarter driven primarily by additional internally-developed software placed into service as well as intangible assets acquired with Pangea.

Interest Expense, Net

Interest expense, net increased $2.6 million, or 12.9%, to $22.5 million in the current quarter compared to $19.9 million in the prior year quarter. The increase was due primarily to an increase in the average amount of debt outstanding, which increased $617.6 million to $1,564.0 million during the current quarter from $946.4 million during the prior year quarter, partially offset by a decrease in the weighted average interest rate on our outstanding debt to 5.92% during the current quarter from 8.61% during the prior year quarter.

Provision for Income Taxes

The effective tax rate of 23.2% in the current quarter was lower than the 26.7% rate recorded in the prior year quarter due primarily to stock-based compensation deductions that occurred at favorable fair market values.

As of March 31, 2022, the balance of unrecognized tax benefits was $57.1 million which is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, $10.9 million of which, if recognized, would favorably affect the effective tax rate in the period of recognition. We had $38.6 million and $44.1 million of unrecognized tax benefits as of March 31, 2021 and December 31, 2021, respectively. We believe that we have adequately accounted for any material tax uncertainties in our existing reserves for all open tax years.

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

Net Income

Net income decreased $23.5 million, or 30.9%, to $52.4 million during the current quarter compared to $75.9 million during the prior year quarter. The decrease was due primarily to increased marketing efforts in the current quarter and improvements in the credit outlook of our loan portfolio in the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

Through the COVID-19 pandemic, we have taken various actions to maintain a stable and flexible balance sheet that ensures liquidity and funding available to meet our business obligations. Despite higher than normal cash balances, we have drawn funds on our revolving credit agreement at various times to meet the minimum utilization requirements. As of March 31, 2022, we had cash, cash equivalents, and restricted cash of $227.8 million, of which $96.2 million was restricted, compared to $225.9 million, of which $60.4 million was restricted, as of December 31, 2021. During the three months ended March 31, 2022, we increased the borrowing capacity on four of our loan securitization facilities without having to increase any of the respective borrowing rates. As of March 31, 2022, we had committed and undrawn funding capacity of $402.5 million. Based on numerous stressed-case modeling scenarios, we believe we have sufficient liquidity to run our operations for the foreseeable future. Further, we have no recourse debt obligations due until September 2024.

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

On June 30, 2017, we entered into a secured revolving credit agreement (as amended, the “Credit Agreement”). On April 13, 2018, October 5, 2018, July 1, 2019 and May 10, 2021, we and certain of our operating subsidiaries entered into amendments to our Credit Agreement. As of April 29, 2022, our available borrowings under the Credit Agreement were $80.3 million. Since 2016, we have entered into several loan securitization facilities and offered asset-backed notes to fund our growth, primarily in our near-prime consumer installment loan and small business loan businesses. As of April 29, 2022, we had committed and undrawn funding capacity of $272.2 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer and small business loan securitization facilities.

As of March 31, 2022, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending, which could be expected to generate additional liquidity.

Capital

Our Total stockholders’ equity decreased by $15.1 million to $1,078.0 million at March 31, 2022 from $1,093.1 million at December 31, 2021. The decrease of stockholders’ equity was driven primarily by repurchases of our outstanding common stock during the current quarter, partially offset by net income for the three months ended March 31, 2022. Our book value per share outstanding increased to $32.83 at March 31, 2022 from $32.01 at December 31, 2021, which was primarily driven by the decrease in shares outstanding as a result of share repurchases, which is discussed in more detail below.

On November 5, 2020, we announced the Board of Directors had authorized a share repurchase program for up to $50.0 million of our outstanding common stock through December 31, 2021 (the “2020 Authorization”). On November 4, 2021, we announced the Board of Directors authorized a new share repurchase program totaling $150.0 million through December 31, 2022 (the “2021 Authorization”). The 2021 Authorization replaced the 2020 Authorization. On February 9, 2022, we announced the Board of Directors authorized a new share repurchase program totaling $100.0 million through June 30, 2023 (the "2022 Authorization"). The 2022 Authorization replaced the 2021 Authorization. Repurchases under our share repurchase programs are made in accordance with applicable securities laws from time to time in the open market, through privately negotiated transactions or otherwise. Our share repurchase programs do not obligate us to purchase any shares of our common stock. Similar to our previous share repurchase programs, the 2022 Authorization may be terminated, increased or decreased by the Board of Directors in its discretion at any time. During the three months ended March 31, 2022, we had $74.0 million repurchases of common stock under our share repurchase programs.

Cash

Our cash and cash equivalents are held primarily for working capital purposes and are used to fund a portion of our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest cash in excess of our immediate working capital requirements in short-term investments, deposit accounts or other arrangements designed to preserve the principal balance and maintain adequate liquidity. Our excess cash may be invested primarily in overnight sweep accounts, money market instruments or similar arrangements that provide competitive returns consistent with our polices and market conditions.

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

Current Debt Facilities

The following table summarizes our debt facilities as of March 31, 2022 (dollars in thousands).

	Maturity date		Weighted average interest rate(a)	Borrowing capacity		Principal outstanding
Funding Debt:
2018-1 Securitization Facility	March 2027	(b)	4.34%	200,000	(g)	150,000
2018-2 Securitization Facility	July 2025	(c)	4.35%	225,000	(h)	175,000
2019-A Securitization Notes	June 2026		7.62%	11,534		11,534
ODR 2021-1 Securitization Facility	November 2024	(d)	2.35%	200,000	(i)	62,000
RAOD Securitization Facility	December 2023	(e)	2.63%	236,842	(j)	177,631
ODAST III Securitization Notes	May 2027	(f)	2.07%	300,000		300,000
Total funding debt			3.12%	$1,173,376		$876,165
Corporate Debt:
8.50% Senior Notes Due 2024	September 2024		8.50%	250,000		250,000
8.50% Senior Notes Due 2025	September 2025		8.50%	375,000		375,000
Revolving line of credit	June 2025		4.25%	310,000	(k)	204,000
Total corporate debt			7.45%	$935,000		$829,000

(a) The weighted average interest rate is determined based on the rates and principal balances on March 31, 2022. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

(b) The period during which new borrowings may be made under this facility expires in March 2025.

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

(g) During the current quarter we amended this facility to increase the maximum borrowing capacity from $150.0 million to $200.0 million.

(h) During the current quarter we amended this facility to increase the maximum borrowing capacity from $150.0 million to $225.0 million.

(i) During the current quarter we amended this facility to increase the maximum borrowing capacity from $150.0 million to $200.0 million.

(j) During the current quarter we amended this facility to increase the maximum borrowing capacity from $177.6 million to $236.8 million.

(k) We had an outstanding letter of credit under the Revolving line of credit of $0.8 million as of March 31, 2022.

Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Total cash flows provided by operating activities	$153,539	$117,028
Cash flows used in investing activities
Loans and finance receivables	(376,377)	(9,015)
Acquisitions, net of cash acquired	—	(28,358)
Capitalization of software development costs and purchases of fixed assets	(10,118)	(7,106)
Other investing activities	—	25
Total cash flows used in investing activities	(386,495)	(44,454)
Cash flows provided by (used in) financing activities	$234,529	$(67,656)

Cash Flows from Operating Activities

Net cash provided by operating activities increased $36.5 million, or 31.2%, to $153.5 million in the current quarter from $117.0 million for the prior year quarter. The increase was driven primarily by additional interest and fee income from growth in the loan portfolio since March 31, 2021, partially offset by a mix shift from consumer to small business loans and finance receivables, which generally yield less revenue. Net cash provided by operating activities for the three months ended March 31, 2021 was abnormally low due to the strategic reduction in originations implemented at the onset of the COVID-19 pandemic.

We believe cash flows from operations and available cash balances and borrowings under our loan securitization facilities and Credit Agreement, which may include increased borrowings under our Credit Agreement, any refinancing or replacement thereof, and additional securitization of loans, will be sufficient to fund our future operating liquidity needs, including to fund our working capital growth.

Cash Flows from Investing Activities

Net cash used in investing activities was $386.5 million for the current quarter compared to $44.5 million for the prior year quarter. This change was due primarily to a $367.3 million increase in net cash used to fund loans and finance receivables in the current quarter compared to the prior year quarter when originations were slowed due to the impact of the COVID-19 pandemic. Additionally, in the prior year quarter, we acquired Pangea for $28.4 million, net of cash acquired.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the current quarter were driven primarily by $307.6 million in net borrowings under our securitization facilities, partially offset by $78.8 million in share repurchases. Cash flows used in financing activities for the prior year quarter were driven primarily by $176.0 million in net payments made under our securitization facilities, partially offset by $102.0 million in borrowings under our Credit Agreement.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the information on critical accounting estimates described in our Annual Report on Form 10‑K for the year ended December 31, 2021.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1 in the Notes to Consolidated Financial Statements included in this report for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since the most recent fiscal year end. Refer to our market risk disclosures in our Annual Report on Form 10‑K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and

15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2022 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b) (in thousands)
January 1 – January 31, 2022	757,900	$41.27	757,900	$31,826
February 1 – February 28, 2022	668,337	40.74	561,575	92,039
March 1 – March 31, 2022	521,300	38.85	521,300	71,788
Total	1,947,537	$40.44	1,840,775	$71,788

(a) Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 106,762 for the month of February.

(b) On November 4, 2021, the Company announced the Board of Directors authorized a share repurchase program totaling $150.0 million through December 31, 2022 (the "2021 Authorization"). On February 9, 2022, the Company announced the Board of Directors authorized a new share repurchase program totaling $100.0 million through June 30, 2023. The new program replaced the 2021 Authorization. The Company repurchased $132.7 million of common stock under the 2021 Authorization before it was terminated. All share repurchases made under these repurchase authorizations have been through open market transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1	Second Amendment to Loan and Security Agreement, dated March 14, 2022, by and between Credit Suisse AG and EFR 2018-2, LLC

10.2

Amendment No. 7 to Fourth Amended and Restated Credit Agreement, dated as of March 18, 2022, among Receivable Assets of OnDeck, LLC, as Borrower, the Lenders party thereto and Truist Bank, as Administrative Agent

10.3	Second Amendment to Loan and Security Agreement, dated March 24, 2022, by and between Pacific Western Bank and EFR 2018-1, LLC

10.4

First Amendment to Credit Agreement, dated March 29, among OnDeck Receivables 2021, LLC, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Deutsche Bank Trust Company Americas, as Paying Agent

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

Date: May 3, 2022	ENOVA INTERNATIONAL, INC.

	By:	/s/ Steven E. Cunningham
Steven E. Cunningham
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)