Form 10-Q
period 2022-06-30
Enova International, Inc.
filed 2022-07-29
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

32,010,647 of the Registrant’s common shares, $0.00001 par value, were outstanding as of July 27, 2022.

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

•
the effects of macroeconomic conditions on our business, including inflation, recession and unemployment;
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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	June 30,		December 31,
	2022	2021	2021
Assets
Cash and cash equivalents(1)	$144,090	$394,353	$165,477
Restricted cash(1)	69,664	52,806	60,406
Loans and finance receivables at fair value(1)	2,460,851	1,408,703	1,964,690
Income taxes receivable	44,597	337	51,104
Other receivables and prepaid expenses(1)	58,859	48,476	52,274
Property and equipment, net	88,648	80,430	78,402
Operating lease right-of-use assets	21,301	37,752	23,101
Goodwill	279,275	279,275	279,275
Intangible assets, net	31,417	39,472	35,444
Other assets(1)	54,468	53,185	51,310
Total assets	$3,253,170	$2,394,789	$2,761,483
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses(1)	$169,530	$140,571	$156,102
Operating lease liabilities	36,962	64,233	40,987
Deferred tax liabilities, net	97,932	66,740	86,943
Long-term debt(1)	1,840,665	1,028,488	1,384,399
Total liabilities	2,145,089	1,300,032	1,668,431
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 44,165,233, 43,185,473 and 43,423,572 shares issued and 32,183,324, 36,872,424 and 34,144,012 outstanding as of June 30, 2022 and 2021 and December 31, 2021, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	239,187	211,548	225,689
Retained earnings	1,210,605	1,005,563	1,105,761
Accumulated other comprehensive loss	(7,481)	(6,011)	(8,540)
Treasury stock, at cost (11,981,909, 6,313,049 and 9,279,560 shares as of June 30, 2022 and 2021 and December 31, 2021, respectively)	(334,230)	(117,439)	(229,858)
Total Enova International, Inc. stockholders’ equity	1,108,081	1,093,661	1,093,052
Noncontrolling interest	—	1,096	—
Total stockholders’ equity	1,108,081	1,094,757	1,093,052
Total liabilities and stockholders’ equity	$3,253,170	$2,394,789	$2,761,483

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

	June 30,		December 31,
	2022	2021	2021
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$420	$1,991	$420
Restricted cash	56,211	42,789	45,706
Loans and finance receivables at fair value	1,194,166	533,215	745,246
Other receivables and prepaid expenses	11,680	4,355	6,378
Other assets	2,641	925	2,082
Total assets	$1,265,118	$583,275	$799,832
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$4,205	$4,247	$2,061
Affiliate note payable	—	4,220	—
Long-term debt	952,025	410,076	565,770
Total liabilities	$956,230	$418,543	$567,831

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$407,990	$264,720	$793,721	$524,164
Change in Fair Value	(143,418)	(5,587)	(260,460)	(26,665)
Net Revenue	264,572	259,133	533,261	497,499
Operating Expenses
Marketing	91,551	55,254	184,722	83,822
Operations and technology	42,262	35,035	82,992	70,662
General and administrative	33,690	38,675	68,218	82,764
Depreciation and amortization	7,584	7,460	17,098	14,087
Total Operating Expenses	175,087	136,424	353,030	251,335
Income from Operations	89,485	122,709	180,231	246,164
Interest expense, net	(24,950)	(19,416)	(47,433)	(39,330)
Foreign currency transaction gain (loss)	21	(240)	(293)	(274)
Equity method investment income	6,323	1,471	6,651	2,029
Other nonoperating expenses	(1,091)	(750)	(1,091)	(1,128)
Income before Income Taxes	69,788	103,774	138,065	207,461
Provision for income taxes	17,387	23,224	33,221	50,940
Net income before noncontrolling interest	52,401	80,550	104,844	156,521
Less: Net income attributable to noncontrolling interest	—	373	—	424
Net income attributable to Enova International, Inc.	$52,401	$80,177	$104,844	$156,097
Earnings Per Share attributable to Enova International, Inc.:
Earnings per common share:
Basic	$1.61	$2.18	$3.18	$4.28
Diluted	$1.56	$2.10	$3.07	$4.13
Weighted average common shares outstanding:
Basic	32,497	36,801	32,933	36,457
Diluted	33,484	38,142	34,181	37,816

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income before noncontrolling interest	$52,401	$80,550	$104,844	$156,521
Other comprehensive loss, net of tax:
Foreign currency translation gain (loss)(1)	(2,570)	2,487	897	1,157
Ownership change in noncontrolling interest	—	—	—	(270)
Unrealized gain on investments, net of tax	162	—	162	—
Total other comprehensive gain (loss), net of tax	(2,408)	2,487	1,059	887
Comprehensive Income	49,993	83,037	105,903	157,408
Net income attributable to noncontrolling interest	—	(373)	—	(424)
Foreign currency translation loss attributable to noncontrolling interests	—	19	—	12
Ownership change in noncontrolling interest	—	—	—	802
Comprehensive income attributable to the noncontrolling interest	—	(354)	—	390
Comprehensive income attributable to Enova International, Inc.	$49,993	$82,683	$105,903	$157,798

(1) Net of tax benefit (provision) of $843 and $(781) for the three months ended June 30, 2022 and 2021, respectively, and $(280) and $(256) for the six months ended June 30, 2022 and 2021, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

								Total Enova
					Accumulated			International,
			Additional		Other			Inc.		Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest	Equity
Balance at March 31, 2021	42,863	$—	$203,765	$925,386	$(8,498)	(6,264)	$(115,787)	$1,004,866	$742	$1,005,608
Stock-based compensation expense	—	—	5,250	—	—	—	—	5,250	—	5,250
Shares issued for vested RSUs	209	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	113	—	2,533	—	—	—	—	2,533	—	2,533
Net income attributable to Enova International, Inc.	—	—	—	80,177	—	—	—	80,177	—	80,177
Foreign currency translation gain (loss), net of tax	—	—	—	—	2,487	—	—	2,487	(19)	2,468
Purchases of treasury shares, at cost	—	—	—	—	—	(49)	(1,652)	(1,652)	—	(1,652)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	373	373
Balance at June 30, 2021	43,185	$—	$211,548	$1,005,563	$(6,011)	(6,313)	$(117,439)	$1,093,661	$1,096	$1,094,757

Balance at March 31, 2022	44,058	$—	$233,437	$1,158,204	$(5,074)	(11,227)	$(308,617)	$1,077,950	$—	$1,077,950
Stock-based compensation expense	—	—	5,133	—	—	—	—	5,133	—	5,133
Shares issued for vested RSUs	80	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	27	—	617	—	—	—	—	617	—	617
Net income attributable to Enova International, Inc.	—	—	—	52,401	—	—	—	52,401	—	52,401
Unrealized gain on investments, net of tax	—	—	—	—	162	—	—	162	—	162
Foreign currency translation loss, net of tax	—	—	—	—	(2,569)	—	—	(2,569)	—	(2,569)
Purchases of treasury shares, at cost	—	—	—	—	—	(755)	(25,613)	(25,613)	—	(25,613)
Balance at June 30, 2022	$44,165	$—	$239,187	$1,210,605	$(7,481)	$(11,982)	$(334,230)	$1,108,081	$—	$1,108,081

								Total Enova
					Accumulated			International,
			Additional		Other			Inc.		Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest	Equity
Balance at December 31, 2020	41,937	$—	$187,981	$849,466	$(6,898)	(6,174)	$(113,201)	$917,348	$1,486	$918,834
Stock-based compensation expense	—	—	11,054	—	—	—	—	11,054	—	11,054
Shares issued for vested RSUs	743	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	505	—	11,441	—	—	—	—	11,441	—	11,441
Net income attributable to Enova International, Inc.	—	—	—	156,097	—	—	—	156,097	—	156,097
Foreign currency translation gain (loss), net of tax	—	—	—	—	1,157	—	—	1,157	(12)	1,145
Purchases of treasury shares, at cost	—	—	—	—	—	(139)	(4,238)	(4,238)	—	(4,238)
Ownership change in noncontrolling interest	—	—	1,072	—	(270)	—	—	802	(802)	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	424	424
Balance at June 30, 2021	43,185	$—	$211,548	$1,005,563	$(6,011)	(6,313)	$(117,439)	$1,093,661	$1,096	$1,094,757

Balance at December 31, 2021	43,424	$—	$225,689	$1,105,761	$(8,540)	(9,280)	$(229,858)	$1,093,052	$—	$1,093,052
Stock-based compensation expense	—	—	10,500	—	—	—	—	10,500	—	10,500
Shares issued for vested RSUs	604	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	137	—	2,998	—	—	—	—	2,998	—	2,998
Net income attributable to Enova International, Inc.	—	—	—	104,844	—	—	—	104,844	—	104,844
Unrealized gain on investments, net of tax	—	—	—	—	162	—	—	162	—	162
Foreign currency translation gain, net of tax	—	—	—	—	897	—	—	897	—	897
Purchases of treasury shares, at cost	—	—	—	—	—	(2,702)	(104,372)	(104,372)	—	(104,372)
Balance at June 30, 2022	44,165	$—	$239,187	$1,210,605	$(7,481)	(11,982)	$(334,230)	$1,108,081	$—	$1,108,081

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities
Net income before noncontrolling interest	$104,844	$156,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,098	14,087
Amortization of deferred loan costs and debt discount	2,528	3,121
Change in fair value of loans and finance receivables	257,471	25,708
Stock-based compensation expense	10,500	11,054
Loss on sale of subsidiary	4,388	—
Incomplete transaction costs	710	—
Loss on early extinguishment of debt	—	378
Operating leases, net	(2,225)	(1,349)
Deferred income taxes, net	10,726	18,369
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(11,299)	(3,991)
Other receivables and prepaid expenses and other assets	(18,064)	(6,223)
Accounts payable and accrued expenses	(11,539)	5,170
Current income taxes	27,036	(2,915)
Net cash provided by operating activities	392,174	219,930
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(1,937,819)	(1,054,719)
Loans and finance receivables repaid	1,201,083	870,513
Acquisitions, net of cash acquired	—	(28,358)
Capitalization of software development costs and purchases of fixed assets	(23,311)	(14,402)
Sale of a subsidiary	8,713	—
Other investing activities	—	25
Net cash used in investing activities	(751,334)	(226,941)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	99,000	102,000
Repayments under revolving line of credit	(30,000)	(102,000)
Borrowings under securitization facilities	408,926	312,087
Repayments under securitization facilities	(23,213)	(230,952)
Debt issuance costs paid	(6,277)	(3,744)
Proceeds from exercise of stock options	2,998	11,441
Treasury shares purchased	(104,372)	(4,238)
Net cash provided by financing activities	347,062	84,594
Effect of exchange rates on cash, cash equivalents and restricted cash	(31)	376
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,129)	77,959
Cash, cash equivalents and restricted cash at beginning of year	225,883	369,200
Cash, cash equivalents and restricted cash at end of period	$213,754	$447,159

Supplemental Disclosures
Non-cash renewal of loans and finance receivables	$151,300	$97,401

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

The consolidated financial statements presented as of June 30, 2022 and 2021 and for the three and six-month periods ended June 30, 2022 and 2021 are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results for such interim periods. Operating results for the three and six-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	June 30,
	2022	2021
Cash and cash equivalents	$144,090	$394,353
Restricted cash	69,664	52,806
Total cash, cash equivalents and restricted cash	$213,754	$447,159

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

Equity Method Investments

In the second quarter of 2022, the Company sold its remaining interest in On Deck Capital Canada Holdings, Inc. (“OnDeck Canada”), which resulted in a net loss of $4.4 million. Prior to this, the Company recorded its interest in OnDeck Canada under the equity method of accounting. As of June 30, 2021 and December 31, 2021, the carrying value of the Company’s investment in OnDeck Canada was $13.1 million and $13.7 million, respectively, which the Company has included in “Other assets” on the consolidated balance sheets.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On February 24, 2021 the Company contributed the platform-as-service business assumed in the OnDeck acquisition to Linear Financial Technologies Holding LLC (“Linear”) in exchange for ownership units in that entity. The Company records its interest in Linear under the equity method of accounting. As of June 30, 2022 and 2021 and December 31, 2021, the carrying value of the Company’s investment in Linear was $16.7 million, $5.6 million and $5.6 million, respectively, which the Company has included in “Other assets” on the consolidated balance sheets.

In December 2021, the Company sold a portion of its interest in On Deck Capital Australia PTY LTD (“OnDeck Australia"). Prior to this, the Company had consolidated the financial position and results of operations of OnDeck Australia under the voting interest model. The noncontrolling interest, which is presented as a separate component of consolidated equity, represented the minority owners’ proportionate share of the equity of the entity and was adjusted for the minority owners’ share of the earnings, losses, investments and distributions. Subsequent to the transaction, the Company owns a 20% equity interest in OnDeck Australia and no longer has control over the entity; as such, the Company has deconsolidated OnDeck Australia from its financial statements and now records its interest under the equity method of accounting. As of June 30, 2022 and December 31, 2021, the carrying value of the Company’s investment in OnDeck Australia was $1.4 million and $1.8 million, respectively, which the Company has included in “Other assets” on the consolidated balance sheets.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three and six months ended June 30, 2022 and 2021 was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Consumer loans and finance receivables revenue	$253,043	$174,512	$501,590	$356,249
Small business loans and finance receivables revenue	149,909	85,561	282,503	161,121
Total loans and finance receivables revenue	402,952	260,073	784,093	517,370
Other	5,038	4,647	9,628	6,794
Total revenue	$407,990	$264,720	$793,721	$524,164

Loans and Finance Receivables at Fair Value

The components of Company-owned loans and finance receivables at June 30, 2022 and 2021 and December 31, 2021 were as follows (dollars in thousands):

	As of June 30, 2022
		Small
	Consumer	Business	Total
Principal balance - accrual	$842,351	$1,307,587	$2,149,938
Principal balance - non-accrual	94,250	56,468	150,718
Total principal balance	936,601	1,364,055	2,300,656

Loans and finance receivables at fair value - accrual	980,668	1,443,061	2,423,729
Loans and finance receivables at fair value - non-accrual	8,460	28,662	37,122
Loans and finance receivables at fair value	989,128	1,471,723	2,460,851
Difference between principal balance and fair value	$52,527	$107,668	$160,195

	As of June 30, 2021
		Small
	Consumer	Business	Total
Principal balance - accrual	$551,489	$752,239	$1,303,728
Principal balance - non-accrual	33,598	29,554	63,152
Total principal balance	585,087	781,793	1,366,880

Loans and finance receivables at fair value - accrual	620,675	769,239	1,389,914
Loans and finance receivables at fair value - non-accrual	3,300	15,489	18,789
Loans and finance receivables at fair value	$623,975	$784,728	$1,408,703
Difference between principal balance and fair value	$38,888	$2,935	$41,823

	As of December 31, 2021
		Small
	Consumer	Business	Total
Principal balance - accrual	$799,678	$967,950	$1,767,628
Principal balance - non-accrual	68,073	42,725	110,798
Total principal balance	867,751	1,010,675	1,878,426

Loans and finance receivables at fair value - accrual	885,238	1,051,400	1,936,638
Loans and finance receivables at fair value - non-accrual	4,906	23,146	28,052
Loans and finance receivables at fair value	$890,144	$1,074,546	$1,964,690
Difference between principal balance and fair value	$22,393	$63,871	$86,264

As of June 30, 2022 and 2021 and December 31, 2021, the aggregate fair value of loans and finance receivables that were 90 days or more past due was $5.5 million, $7.5 million and $6.4 million, respectively, of which, $5.4 million, $7.3 million and $6.3 million, respectively, was in non-accrual status. The aggregate unpaid principal balance for loans and finance receivables that were 90 days or more past due was $11.8 million, $14.8 million and $12.4 million, respectively.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in the fair value of Company-owned loans and finance receivables during the three and six months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended June 30, 2022
		Small
	Consumer	Business	Total
Balance at beginning of period	$934,351	$1,297,533	$2,231,884
Originations or acquisitions	388,336	679,233	1,067,569
Interest and fees(1)	253,043	149,909	402,952
Repayments	(452,651)	(646,188)	(1,098,839)
Charge-offs, net(2)	(134,524)	(27,867)	(162,391)
Net change in fair value(2)	1,446	19,103	20,549
Effect of foreign currency translation	(873)	—	(873)
Balance at end of period	$989,128	$1,471,723	$2,460,851

	Three Months Ended June 30, 2021
		Small
	Consumer	Business	Total
Balance at beginning of period	$581,398	$649,313	$1,230,711
Originations or acquisitions	261,363	400,699	662,062
Interest and fees(1)	174,512	85,561	260,073
Repayments	(344,256)	(395,251)	(739,507)
Charge-offs, net(2)	(27,050)	(5,102)	(32,152)
Net change in fair value(2)	(22,657)	50,179	27,522
Effect of foreign currency translation	665	(671)	(6)
Balance at end of period	$623,975	$784,728	$1,408,703

	Six Months Ended June 30, 2022
		Small
	Consumer	Business	Total
Balance at beginning of period	$890,144	$1,074,546	$1,964,690
Originations or acquisitions	751,145	1,337,974	2,089,119
Interest and fees(1)	501,590	282,503	784,093
Repayments	(904,473)	(1,215,674)	(2,120,147)
Charge-offs, net(2)	(271,748)	(48,727)	(320,475)
Net change in fair value(2)	21,903	41,101	63,004
Effect of foreign currency translation	567	—	567
Balance at end of period	$989,128	$1,471,723	$2,460,851

	Six Months Ended June 30, 2021
		Small
	Consumer	Business	Total
Balance at beginning of period	$625,219	$616,287	$1,241,506
Originations or acquisitions	429,310	722,810	1,152,120
Interest and fees(1)	356,249	161,121	517,370
Repayments	(711,331)	(764,463)	(1,475,794)
Charge-offs, net(2)	(63,458)	(23,144)	(86,602)
Net change in fair value(2)	(12,322)	73,216	60,894
Effect of foreign currency translation	308	(1,099)	(791)
Balance at end of period	$623,975	$784,728	$1,408,703

(1) Included in “Revenue” in the consolidated statements of income.

(2) Included in “Change in Fair Value” in the consolidated statements of income.

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for consumer loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of June 30, 2022 and 2021 and December 31, 2021, the consumer loans guaranteed by the Company had an estimated fair value of $17.9 million, $10.8 million and $18.8 million, respectively and an outstanding principal balance of $11.9

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

million, $8.3 million and $11.8 million, respectively. As of June 30, 2022 and 2021 and December 31, 2021, the amount of consumer loans, including principal, fees and interest, guaranteed by the Company were $14.0 million, $9.7 million and $13.8 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

4. Long-term debt

The Company’s long-term debt instruments and balances outstanding as of June 30, 2022 and 2021 and December 31, 2021, including maturity date, weighted average interest rate and borrowing capacity as of June 30, 2022, were as follows (dollars in thousands):

			Weighted			Outstanding
			average	Borrowing		June 30,		December 31,
	Maturity date		interest rate(1)	capacity		2022	2021	2021
Funding Debt:
2018-1 Securitization Facility	March 2027	(2)	4.91%	$200,000		$150,000	$25,628	$72,706
2018-2 Securitization Facility	July 2025	(3)	5.30%	225,000		189,327	4,962	75,000
2018-A Securitization Notes	May 2026		—	—		—	8,107	628
2019-A Securitization Notes	June 2026		7.62%	5,343		5,343	42,154	19,255
ODR 2021-1 Securitization Facility	November 2024	(4)	1.18%	200,000		107,000	—	—
ODR 2022-1 Securitization Facility	June 2025	(5)	2.26%	420,000		—	—	—
RAOD Securitization Facility	December 2023	(6)	3.63%	236,842		202,632	—	101,000
ODAST III Securitization Notes	May 2027	(7)	2.07%	300,000		300,000	300,000	300,000
Other funding debt(8)	Various		—	—		—	32,996	—
Total funding debt			3.42%	$1,587,185		$954,302	$413,847	$568,589
Corporate Debt:
8.50% Senior Notes Due 2024	September 2024		8.50%	$250,000		$250,000	$250,000	$250,000
8.50% Senior Notes Due 2025	September 2025		8.50%	375,000		375,000	375,000	375,000
Revolving line of credit	June 2026		5.50%	440,000	(9)	269,000	—	200,000
Other corporate debt	April 2022		—	—		—	795	—
Total corporate debt			7.60%	$1,065,000		$894,000	$625,795	$825,000
Less: Long-term debt issuance costs						$(6,353)	$(9,001)	$(7,608)
Less: Debt discounts						(1,284)	(2,153)	(1,582)
Total long-term debt						$1,840,665	$1,028,488	$1,384,399

(1) The weighted average interest rate is determined based on the rates and principal balances on June 30, 2022. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

(2) The period during which new borrowings may be made under this facility expires in March 2025.

(3) The period during which new borrowings may be made under this facility expires in July 2023.

(4) The period during which new borrowings may be made under this facility expires in November 2023.

(5) The period during which new borrowings may be made under this facility expires in June 2024.

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

(9) The Company had outstanding letters of credit under the Revolving line of credit of $0.8 million, $0.5 million and $0.8 million as of June 30, 2022 and 2021 and December 31, 2021, respectively.

Weighted average interest rates on long-term debt were 5.84% and 8.20% during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and 2021 and December 31, 2021, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreements.

Recent Updates to Debt Facilities

ODR 2022-1 Securitization Facility

On June 30, 2022 (the “ODR 2022-1 Closing Date”), the Company and several of its subsidiaries entered into a receivables securitization (the “ODR 2022-1 Securitization Facility”) with lenders party thereto from time to time, BMO Capital Markets Corp. ("BMO") as administrative agent and Deutsche Bank Trust Company Americas as collateral agent. The ODR 2022-1 Securitization Facility finances securitization receivables that have been and will be originated or acquired under the Company’s OnDeck brand by a wholly-owned

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

subsidiary and that meet specified eligibility criteria. Under the ODR 2022-1 Securitization Facility, eligible securitization receivables are sold to a wholly-owned subsidiary of the Company (the “ODR 2022-1 Debtor”) and serviced by another subsidiary of the Company.

The ODR 2022-1 Securitization Facility has Class A and Class B revolving commitments of $350.0 million and $70.0 million, respectively, which are required to be secured by eligible securitization receivables. The ODR 2022-1 Securitization Facility is non-recourse to the Company and matures three years after the ODR 2022-1 Closing Date. As of June 30, 2022, there was no outstanding amount under the ODR 2022-1 Securitization Facility.

The ODR 2022-1 Securitization Facility is governed by a credit agreement, dated as of the ODR 2022-1 Closing Date, between the ODR 2022-1 Debtor, the administrative agent, the lenders, and the collateral agent. The revolving Class A loans shall accrue interest at a rate per annum equal to BMO's prime rate plus 1.75% with an advance rate of 75%. The revolving Class B loans shall accrue interest at a rate per annum equal to BMO's prime rate plus 7.50% with an advance rate of 90%. Interest payments on the ODR 2022-1 Securitization Facility will be made monthly.

All amounts due under the ODR 2022-1 Securitization Facility are secured by all of the ODR 2022-1 Debtor’s assets, which include the eligible securitization receivables transferred to the ODR 2022-1 Debtor, related rights under the eligible securitization receivables, a bank account and certain other related collateral. The Company has issued a limited indemnity to the lenders for certain “bad acts,” and the Company has agreed for the benefit of the lenders to meet certain ongoing financial performance covenants.

The ODR 2022-1 Securitization Facility documents contain customary provisions for securitizations, including representations and warranties as to the eligibility of the eligible securitization receivables and other matters; indemnification for specified losses not including losses due to the inability of customers to repay their loans or lines of credit; covenants regarding special purpose entity matters; and default and termination provisions which provide for the acceleration of the ODR 2022-1 Securitization Facility in circumstances including, but not limited to, failure to make payments when due, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the eligible securitization receivables, and defaults under other material indebtedness of the ODR 2022-1 Debtor.

Revolving Credit Facility

On June 23, 2022, the Company and certain of its subsidiaries amended and restated the existing secured revolving credit agreement, dated as of June 30, 2017 (as amended, the "Credit Agreement") with the lenders from time to time party thereto, Bank of Montreal, as administrative agent and collateral agent, and BMO Capital Markets, Axos Bank, and Synovus Bank, as the joint lead arrangers and joint lead bookrunners. Bank of Montreal replaces TBK Bank, SSB, as administrative agent. The Credit Agreement provides for a secured asset-backed revolving credit facility in an aggregate principal amount of up to $440.0 million, with a $20.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit. The proceeds of the loans under the Credit Agreement may be used for working capital and other general business purposes.

The loans bear interest, at the Company’s option, at the Secured Overnight Financing Rate plus 3.50% or the base rate, as defined in the Credit Agreement, plus 0.75% with an advance rate of 75%. In addition to customary fees for a credit facility of this size and type, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the commitment, and ranges from 0.15% per annum to 0.50% per annum depending on usage. The Credit Agreement contains certain prepayment penalties if it is terminated on or before the first and second anniversary dates, subject to certain exceptions. The loans mature on June 30, 2026.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, enter into certain transactions with affiliates, make restricted payments, and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. The Credit Agreement includes financial maintenance covenants, which require the Company to maintain compliance with a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio, each determined in accordance with the terms of the Credit Agreement. The Credit Agreement also contains environmental, social, and governance provisions allowing amendment of the Credit Agreement to reflect subsequently agreed upon key performance indicators with respect to sustainability targets, achievement of which would result in adjustments to the commitment fee and applicable margins.

2018-2 Securitization Facility

On March 14, 2022, the loan securitization facility for EFR 2018-2, LLC (the “2018-2 Securitization Facility”) was amended to, among other changes, increase the commitment amount of the Class A revolving loans from $133.3 million to $200.0 million and the commitment amount of the Class B revolving loans from $16.7 million to $25.0 million.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

5. Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2022 was 24.1%, compared to 24.6% for the six months ended June 30, 2021. The decrease is primarily attributable to stock-based compensation deductions that occurred at favorable fair market values.

As of June 30, 2022, the balance of unrecognized tax benefits was $64.7 million, which is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, $10.4 million of which, if recognized, would favorably affect the effective tax rate in the period of recognition. The Company had $39.1 million and $44.1 million of unrecognized tax benefits as of June 30, 2021 and December 31, 2021, respectively. The Company believes that it has adequately accounted for any material tax uncertainties in its existing reserves for all open tax years.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income	$52,401	$80,177	$104,844	$156,097
Denominator:
Total weighted average basic shares	32,497	36,801	32,933	36,457
Shares applicable to stock-based compensation	987	1,341	1,248	1,359
Total weighted average diluted shares	33,484	38,142	34,181	37,816
Earnings per common share:
Earnings per common share – basic	$1.61	$2.18	$3.18	$4.28
Earnings per common share – diluted	$1.56	$2.10	$3.07	$4.13

For the three months ended June 30, 2022 and 2021, 325,560 and 20,945 shares of common stock underlying stock options, respectively, and 486,073 and 34,601 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. For the six months ended June 30, 2022 and 2021, 275,489 and 20,945 shares of common stock underlying stock options, respectively, and 385,980 and 57,324 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

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

Geographic Information

The following table presents the Company’s revenue by geographic region for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue
United States	$404,538	$258,555	$786,694	$513,421
Other international countries	3,452	6,165	7,027	10,743
Total revenue	$407,990	$264,720	$793,721	$524,164

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $88.6 million, $80.4 million and $78.4 million at June 30, 2022 and 2021 and December 31, 2021, respectively. The operations for the Company’s businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

9. Related Party Transactions

In October 2019, the Company announced its intent to exit its operations in the U.K. market, and Grant Thornton LLP, a licensed U.K. insolvency practitioner, was appointed as administrators (“Administrators”) to take control of management of the U.K. businesses. The effect of the U.K. businesses’ entry into administration was to place their management, affairs, business and property under the direct control of the Administrators. The Company entered into a service agreement with the Administrators under which the Company provides certain administrative, technical and other services in exchange for compensation by the Administrators. The agreement expired on July 8, 2022. During the three months ended June 30, 2022 and 2021, the Company recorded $0.2 million and $0.9 million, respectively, and during the six months ended June 30, 2022 and 2021, the Company recorded $0.4 million and $1.6 million, respectively, in revenue related to these services. As of June 30, 2022 and 2021 and December 31, 2021, the Administrators owed the Company less than $0.1 million, $2.1 million and $0.5 million, respectively, related to services provided.

In the second quarter of 2022, the Company sold its remaining interest in On Deck Capital Canada Holdings, Inc. (“OnDeck Canada”). Prior to this, the Company recorded its interest in OnDeck Canada under the equity method of accounting; as such, OnDeck Canada was deemed a related party. As of June 30, 2022 the Company had no outstanding affiliate balance with OnDeck Canada. As of June 30, 2021 and December 31, 2021, the Company had a due from affiliate balance of $1.2 million related to OnDeck Canada that was primarily the result of labor and software charges from people and technology assets at the OnDeck parent company.

On February 24, 2021, the Company contributed the platform-as-service business assumed in the OnDeck acquisition to Linear in exchange for ownership units in that entity. The Company records its interest in Linear under the equity method of accounting. As of June 30, 2022, there was no outstanding balance between Linear and the Company. As of June 30, 2021, the Company had a due to affiliate balance of $0.8 million that was primarily comprised of the remaining balances associated with the contribution and exchange. As of December 31, 2021, the Company had a due from affiliate balance of $2.9 million from Linear that was primarily comprised of reimbursable expenses paid by the Company on behalf of Linear and fees for services provided.

In December 2021, the Company divested a portion of its interest in OnDeck Australia and began recording its remaining interest utilizing the equity method of accounting. As of June 30, 2022, the Company had a due from affiliate balance of $0.1 million related to OnDeck Australia.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

During the three and six months ended June 30, 2022 and 2021, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and 2021 and December 31, 2021 are as follows (dollars in thousands):

	June 30,	Fair Value Measurements Using
	2022	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$989,128	$—	$—	$989,128
Small business loans and finance receivables(1)(2)	1,471,723	—	—	1,471,723
Non-qualified savings plan assets(3)	5,567	5,567	—	—
Investment in trading security(4)	17,871	17,871	—	—
Total	$2,484,289	$23,438	$—	$2,460,851

	June 30,	Fair Value Measurements Using
	2021	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$623,975	$—	$—	$623,975
Small business loans and finance receivables(1)(2)	784,728	—	—	784,728
Non-qualified savings plan assets(3)	5,156	5,156	—	—
Investment in trading security(4)	19,931	19,931	—	—
Total	$1,433,790	$25,087	$—	$1,408,703

	December 31,	Fair Value Measurements Using
	2021	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$890,144	$—	$—	$890,144
Small business loans and finance receivables(1)(2)	1,074,546	—	—	1,074,546
Non-qualified savings plan assets(3)	5,561	5,561	—	—
Investment in trading security(4)	16,062	16,062	—	—
Total	$1,986,313	$21,623	$—	$1,964,690

(1) Consumer and small business loans and finance receivables are included in “Loans and finance receivables at fair value” in the consolidated balance sheets.

(2) Consumer loans and finance receivables include $435.6 million, $163.6 million and $274.5 million in assets of consolidated VIEs as of June 30, 2022 and 2021 and December 31, 2021, respectively. Small business loans and finance receivables include $758.5 million, $369.6 million and $470.8 million in assets of consolidated VIEs as of June 30, 2022 and 2021 and December 31, 2021, respectively.

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

The Company had no liabilities measured at fair value on a recurring basis as of June 30, 2022 and 2021 and December 31, 2021.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At June 30, 2022 and 2021 and December 31, 2021, there were no assets or liabilities recorded at fair value on a non-recurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of June 30, 2022 and 2021 and December 31, 2021 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	June 30,	Fair Value Measurements Using
	2022	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$144,090	$144,090	$—	$—
Restricted cash (1)	69,664	69,664	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$220,672	$213,754	$—	$6,918
Financial liabilities:
Revolving line of credit	$269,000	$—	$—	$269,000
Securitization notes	953,017	—	932,700	—
8.50% senior notes due 2024	250,000	—	232,438	—
8.50% senior notes due 2025	375,000	—	326,168	—
Total	$1,847,017	$—	$1,491,306	$269,000

	Balance at
	June 30,	Fair Value Measurements Using
	2021	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$394,353	$394,353	$—	$—
Restricted cash (1)	52,806	52,806	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$454,077	$447,159	$—	$6,918
Financial liabilities:
Securitization notes	$411,694	$—	$416,251	$—
8.50% senior notes due 2024	250,000	—	254,305	—
8.50% senior notes due 2025	375,000	—	388,620	—
Other long-term debt	795	—	—	795
Total	$1,037,489	$—	$1,059,176	$795

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Balance at
	December 31,	Fair Value Measurements Using
	2021	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$165,477	$165,477	$—	$—
Restricted cash (1)	60,406	60,406	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$232,801	$225,883	$—	$6,918
Financial liabilities:
Revolving line of credit	$200,000	$—	$—	$200,000
Securitization notes	567,007	—	567,903	—
8.50% senior notes due 2024	250,000	—	254,693	—
8.50% senior notes due 2025	375,000	—	386,348	—
Total	$1,392,007	$—	$1,208,944	$200,000

(1) Restricted cash includes $56.2 million, $42.8 million and $45.7 million in assets of consolidated VIEs as of June 30, 2022 and 2021 and December 31, 2021, respectively.

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

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services. In 2021, we extended approximately $3.1 billion in credit or financing to borrowers and for the six months ended June 30, 2022, we extended approximately $2.1 billion in credit or financing to borrowers. As of June 30, 2022, we offered or arranged loans or draws on lines of credit to consumers in 37 states in the United States and Brazil. We also offered financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through June 30, 2022, we have completed approximately 56.6 million customer transactions and collected more than 61 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include installment loans and receivables purchase agreements (“RPAs”) and line of credit accounts.

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

We have developed proprietary underwriting systems based on data we have collected over our more than 18 years of experience. These systems employ advanced risk analytics, including machine learning and artificial intelligence, to decide whether to approve financing transactions, to structure the amount and terms of the financings we offer pursuant to jurisdiction-specific regulations and to provide customers with their funds quickly and efficiently. Our systems closely monitor collection and portfolio performance data that we use to continually refine machine learning-enabled analytical models and statistical measures used in making our credit, purchase, marketing and collection decisions. Approximately 90% of models used in our analytical environment are machine learning-enabled.

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
•
Bank program. We operate programs with certain banks to provide marketing services and loan servicing for near-prime unsecured consumer installment loans and, beginning in January 2021, line of credit accounts. Under the programs, we receive marketing and servicing fees while the bank receives an origination fee. The bank has the ability to sell and we have the option, but not the requirement, to purchase the loans the bank originates and, in the case of line of credit accounts, a participation interest in the receivables from draws on those accounts. We do not guarantee the performance of the loans and line of credit accounts originated by the bank. As part of the OnDeck business both prior and subsequent to Enova’s acquisition, OnDeck operates a program with a separate bank to provide marketing services and loan servicing for small business installment loans and line of credit accounts. Under the OnDeck program, we receive marketing fees while the bank receives origination fees and certain program fees. The bank has the ability to sell and we have the option, but not the requirement, to purchase the installment loans the bank originates and, in the case of line of credit accounts, extensions under those line of credit accounts. We do not guarantee the performance of the loans or line of credit accounts originated by the bank.
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

OUR MARKETS

We currently provide our services in the following countries:

•
United States. We began our online business in the United States in May 2004. As of June 30, 2022, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, OnDeck at www.ondeck.com, Headway Capital at www.headwaycapital.com, The Business Backer at www.businessbacker.com, and Pangea at www.pangeamoneytransfer.com.
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

RESULTS OF OPERATIONS

Highlights

Our financial results for the three-month period ended June 30, 2022, or the current quarter, are summarized below.

•
Consolidated total revenue increased $143.3 million, or 54.1%, to $408.0 million in the current quarter compared to $264.7 million for the three months ended June 30, 2021, or the prior year quarter.
•
Consolidated net revenue was $264.6 million compared to $259.1 million in the prior year quarter.
•
Consolidated income from operations decreased $33.2 million, or 27.1%, to $89.5 million in the current quarter, compared to $122.7 million in the prior year quarter.
•
Consolidated net income was $52.4 million in the current quarter compared to $80.2 million in the prior year quarter. Consolidated diluted income per share was $1.56 in the current quarter compared to $2.10 in the prior year quarter.

Overview

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Loans and finance receivables revenue	$402,952	$260,073	$784,093	$517,370
Other	5,038	4,647	9,628	6,794
Total Revenue	407,990	264,720	793,721	524,164
Change in Fair Value	(143,418)	(5,587)	(260,460)	(26,665)
Net Revenue	264,572	259,133	533,261	497,499
Operating Expenses
Marketing	91,551	55,254	184,722	83,822
Operations and technology	42,262	35,035	82,992	70,662
General and administrative	33,690	38,675	68,218	82,764
Depreciation and amortization	7,584	7,460	17,098	14,087
Total Operating Expenses	175,087	136,424	353,030	251,335
Income from Operations	89,485	122,709	180,231	246,164
Interest expense, net	(24,950)	(19,416)	(47,433)	(39,330)
Foreign currency transaction gain (loss)	21	(240)	(293)	(274)
Equity method investment income	6,323	1,471	6,651	2,029
Other nonoperating expenses	(1,091)	(750)	(1,091)	(1,128)
Income before Income Taxes	69,788	103,774	138,065	207,461
Provision for income taxes	17,387	23,224	33,221	50,940
Net income before noncontrolling interest	52,401	80,550	104,844	156,521
Less: Net income attributable to noncontrolling interest	—	373	—	424
Net income attributable to Enova International, Inc.	$52,401	$80,177	$104,844	$156,097
Earnings per common share - diluted	$1.56	$2.10	$3.07	$4.13

Revenue
Loans and finance receivables revenue	98.8%	98.2%	98.8%	98.7%
Other	1.2	1.8	1.2	1.3
Total Revenue	100.0	100.0	100.0	100.0
Change in Fair Value	(35.2)	(2.1)	(32.8)	(5.1)
Net Revenue	64.8	97.9	67.2	94.9
Operating Expenses
Marketing	22.4	20.9	23.3	16.0
Operations and technology	10.4	13.2	10.5	13.5
General and administrative	8.2	14.6	8.6	15.8
Depreciation and amortization	1.9	2.8	2.1	2.6
Total Operating Expenses	42.9	51.5	44.5	47.9
Income from Operations	21.9	46.4	22.7	47.0
Interest expense, net	(6.1)	(7.3)	(6.0)	(7.5)
Foreign currency transaction loss	—	(0.1)	—	(0.1)
Equity method investment income	1.6	0.5	0.8	0.4
Other nonoperating expenses	(0.3)	(0.3)	(0.1)	(0.2)
Income before Income Taxes	17.1	39.2	17.4	39.6
Provision for income taxes	4.3	8.8	4.2	9.7
Net income before noncontrolling interest	12.8	30.4	13.2	29.9
Less: Net income attributable to noncontrolling interest	—	0.1	—	0.1
Net income attributable to Enova International, Inc.	12.8%	30.3%	13.2%	29.8%

Valuation of Loans and Finance Receivables

The COVID-19 pandemic severely impacted global economic conditions, resulting in substantial volatility in the financial markets, increased unemployment, and operational challenges resulting from measures that governments have imposed to control its spread. We actively worked with our customers to understand their financial situations, waive late fees, offer a variety of repayment options to increase flexibility and reduce or defer payments for impacted customers. We took measures to adjust our underwriting procedures, which reduced exposure to more heavily impacted consumers and businesses. Certain of these measures have eased since the height of the pandemic, with improvement of economic conditions and our outlook.

From a loan valuation perspective, at the onset of the COVID-19 pandemic, we deemed it appropriate to increase the discount rates used in our internally-developed valuation models, thereby lowering loan fair values, to capture the increase in potential volatility in expected cash flows due to the unprecedented nature of the pandemic and governmental response. These rates remained consistent for the remainder of 2020. Over the course of 2021, we noted a tightening of credit spreads in observable pricing in the market; as such, we reduced the discount rates used in our valuations. As of December 31, 2021, our discount rates had generally returned to the levels utilized immediately prior to the pandemic. As of March 31, 2022 and June 30, 2022, we increased our discount rates based primarily on movements in the market during each period. We believe the adjustments to our discount rates to be responsive to changes in the market and representative of what a market participant would use.

After seeing increases in delinquency and charge-offs early in the pandemic, we experienced significant improvements to these metrics over the remainder of 2020 and into 2021. The U.S. government provided multiple rounds of stimulus assistance to taxpayers and businesses. Positive COVID-19 test counts in the U.S. generally decreased across the first half of 2021 although have spiked at numerous times in the past year as different variants escalate and abate. In certain situations, management concluded that the probability of future charge-offs was higher than what we had experienced in the past and, therefore, increased anticipated charge-offs in our fair value models. We continue to utilize this approach and have adjusted charge-off expectations where appropriate. As of June 30, 2022, we deemed the resulting fair value to be an appropriate market-based exit price that considers current market conditions.

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$52,401	$80,177	$104,844	$156,097
Adjustments:
Transaction-related costs(a)	—	12	—	1,424
Equity method investment income(b)	(6,323)	—	(6,323)	—
Other nonoperating expenses(c)	1,091	750	1,091	1,128
Intangible asset amortization	2,014	1,684	4,027	2,835
Stock-based compensation expense	5,133	5,250	10,500	11,054
Foreign currency transaction (gain) loss	(21)	237	293	271
Cumulative tax effect of adjustments	624	(2,053)	(1,303)	(4,262)
Adjusted earnings	$54,919	$86,057	$113,129	$168,547

Diluted earnings per share	$1.56	$2.10	$3.07	$4.13
Adjustments:
Transaction-related costs	—	—	—	0.04
Equity method investment income	(0.19)	—	(0.19)	—
Other nonoperating expenses	0.03	0.02	0.03	0.03
Intangible asset amortization	0.06	0.04	0.12	0.07
Stock-based compensation expense	0.16	0.14	0.31	0.29
Foreign currency transaction (gain) loss	—	0.01	0.01	0.01
Cumulative tax effect of adjustments	0.02	(0.05)	(0.04)	(0.11)
Adjusted earnings per share	$1.64	$2.26	$3.31	$4.46

(a) In the first quarter of 2021, we incurred expenses totaling $1.4 million ($1.1 million net of tax) related to acquisitions and a divestiture of a subsidiary.

(b) In the second quarter of 2022, we recorded equity method investment income of $6.3 million ($3.6 million net of tax) that was comprised primarily of an $11.0 million gain generated on Linear's sale of its operating company, partially offset by a $4.4 million loss on the sale of OnDeck Canada.

(c) In the second quarter of 2022 and 2021, we recorded other nonoperating expenses of $1.1 million ($0.8 million net of tax) and $0.8 million ($0.6 million net of tax), respectively, related to incomplete transactions. In the first quarter of 2021, we recorded other nonoperating expenses of $0.4 million ($0.3 million net of tax) related to the repurchase of securitization notes.

Adjusted EBITDA

The table below shows Adjusted EBITDA, which is a non-GAAP measure that we define as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, taxes and stock-based compensation expense. We believe Adjusted EBITDA is used by investors to analyze operating performance and evaluate our ability to incur and service debt and our capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess our estimated enterprise value. In addition, we believe that the adjustments for transaction-related costs, lease termination and cease-use loss (gain), equity method investment income and other nonoperating expenses shown below are useful to investors in order to allow them to compare our financial results during the periods shown without the effect of the income or expense items. The computation of Adjusted EBITDA, as presented below, may differ from the computation of similarly-titled measures provided by other companies (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$52,401	$80,177	$104,844	$156,097
Depreciation and amortization expenses(d)	7,584	7,457	17,098	14,078
Interest expense, net(d)	24,950	19,292	47,433	39,047
Foreign currency transaction (gain) loss(d)	(21)	237	293	271
Provision for income taxes	17,387	23,224	33,221	50,940
Stock-based compensation expense	5,133	5,250	10,500	11,054
Adjustment:
Transaction-related costs(a)	—	12	—	1,424
Equity method investment income(b)	(6,323)	(1,471)	(6,651)	(2,029)
Other nonoperating expenses(c)	1,091	750	1,091	1,128
Adjusted EBITDA	$102,202	$134,928	$207,829	$272,010

Adjusted EBITDA margin calculated as follows:
Total Revenue	$407,990	$264,720	$793,721	$524,164
Adjusted EBITDA	102,202	134,928	207,829	272,010
Adjusted EBITDA as a percentage of total revenue	25.1%	51.0%	26.2%	51.9%

(a) In the first quarter of 2021, we incurred expenses totaling $1.4 million related to acquisitions and a divestiture of a subsidiary.

(b) In the second quarter of 2022, we recorded equity method investment income of $6.3 million that was comprised primarily of an $11.0 million gain generated on Linear's sale of its operating company, partially offset by a $4.4 million loss on the sale of OnDeck Canada.

(c) In the second quarter of 2022 and 2021, we recorded other nonoperating expenses of $1.1 million and $0.8 million, respectively, related to incomplete transactions. In the first quarter of 2021, we recorded other nonoperating expenses of $0.4 million related to the repurchase of securitization notes.

(d) Excludes amounts attributable to noncontrolling interests.

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

THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO THREE MONTHS ENDED JUNE 30, 2021

Revenue and Net Revenue

Revenue increased $143.3 million, or 54.1%, to $408.0 million for the current quarter as compared to $264.7 million for the prior year quarter. The increase was driven by a 75.2% increase in revenue from our small business portfolio and a 45.0% increase in revenue from our consumer portfolio as higher levels of originations in 2021 and into 2022 have led to higher loan balances for both portfolios.

Net revenue for the current quarter was $264.6 million compared to $259.1 million for the prior year quarter. Our consolidated net revenue margin was 64.8% for the current quarter compared to 97.9% for the prior year quarter. The net revenue margin in the prior year quarter was elevated due primarily to lower delinquency rates and lower than expected charge-offs as a result of portfolio seasoning and lower originations. With originations having increased across the second half of 2021 and through June 30, 2022, the net revenue margin in the current quarter was in a more normalized range.

The following table sets forth the components of revenue and net revenue, separated by product for the current quarter and the prior year quarter (in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$253,043	$174,512	$78,531	45.0%
Small business loans and finance receivables revenue	149,909	85,561	64,348	75.2
Total loans and finance receivables revenue	402,952	260,073	142,879	54.9
Other	5,038	4,647	391	8.4
Total revenue	407,990	264,720	143,270	54.1
Change in fair value	(143,418)	(5,587)	(137,831)	2,467.0
Net revenue	$264,572	$259,133	$5,439	2.1%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	62.0%	65.9%
Small business loans and finance receivables revenue	36.8	32.3
Total loans and finance receivables revenue	98.8	98.2
Other	1.2	1.8
Total revenue	100.0	100.0
Change in fair value	(35.2)	(2.1)
Net revenue	64.8%	97.9%

Loan and Finance Receivable Balances

The fair value of our loan and finance receivable portfolio in our consolidated financial statements was $2,460.9 million and $1,408.7 million as of June 30, 2022 and 2021, respectively. The outstanding principal balance of our loan and finance receivables portfolio was $2,300.7 million and $1,366.9 million as of June 30, 2022 and 2021, respectively. The fair value of the combined loan and finance receivables portfolio includes $17.9 million and $10.8 million with an outstanding principal balance of $11.9 million and $8.3 million of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of June 30, 2022 and 2021, respectively.

Our small business portfolio of loans and finance receivables increased to 59.4% of our combined loan and finance receivable portfolio at fair value as of June 30, 2022, compared to 55.3% as of June 30, 2021 due primarily to more accelerated growth in the small business portfolio. The consumer portfolio balance decreased to 40.6% of our combined loan and finance receivable portfolio balance at fair value as of June 30, 2022, compared to 44.7% as of June 30, 2021. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables Measures” above for additional information related to combined loans and finance receivables.

The following tables summarize loan and finance receivable balances outstanding as of June 30, 2022 and 2021 (in thousands):

	As of June 30, 2022			As of June 30, 2021
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined	Owned(a)	Company(a)	Combined(b)
Consumer loans and finance receivables
Principal	$936,601	$11,873	$948,474	$585,087	$8,284	$593,371
Fair value	989,128	17,860	1,006,988	623,975	10,824	634,799
Fair value as a % of principal	105.6%	150.4%	106.2%	106.6%	130.7%	107.0%
Small business loans and finance receivables
Principal	$1,364,055	$—	$1,364,055	$781,793	$—	$781,793
Fair value	1,471,723	—	1,471,723	784,728	—	784,728
Fair value as a % of principal	107.9%	—%	107.9%	100.4%	—%	100.4%
Total loans and finance receivables
Principal	$2,300,656	$11,873	$2,312,529	$1,366,880	$8,284	$1,375,164
Fair value	2,460,851	17,860	2,478,711	1,408,703	10,824	1,419,527
Fair value as a % of principal	107.0%	150.4%	107.2%	103.1%	130.7%	103.2%

(a) GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

At June 30, 2022 and 2021, the ratio of fair value as a percentage of principal was 107.0% and 103.1%, respectively, on company owned loans and finance receivables and 107.2% and 103.2%, respectively, on combined loans and finance receivables. These ratios increased compared to the prior year due primarily to lower delinquency rates and lower than expected charge-offs in the small business portfolio, partially offset by the impact of the acceleration of originations in the consumer portfolio, particularly to new customers, which carry a higher risk of charge-off.

Average Amount Outstanding per Loan and Finance Receivable

The average amount outstanding per loan and finance receivable is calculated as the total combined loans and finance receivables, gross balance at the end of the period divided by the total number of combined loans and finance receivables outstanding at the end of the period. The following table shows the average amount outstanding per loan and finance receivable by product at June 30, 2022 and 2021:

	As of June 30,
	2022	2021
Average amount outstanding per loan and finance receivable(a)
Consumer loans and finance receivables(b)	$2,085	$1,774
Small business loans and finance receivables	36,757	31,126
Total loans and finance receivables(b)	$4,547	$3,696

(a) The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.

(b) Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

The average amount outstanding per loan and finance receivable increased to $4,547 from $3,696 during the current quarter compared to the prior year quarter, due primarily to an increase in the mix of loans and finance receivables held by small businesses in our portfolio, which are larger on average than our consumer portfolio.

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

	Three Months Ended
	June 30,
	2022	2021
Average loan and finance receivable origination amount(a)
Consumer loans and finance receivables(b)(c)	$659	$612
Small business loans and finance receivables(c)	15,828	15,737
Total loans and finance receivables(b)	$1,638	$1,409

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

The average loan and finance receivable origination amount increased to $1,638 from $1,409 during the current quarter compared to the prior year quarter, due primarily to an increase in the mix of higher dollar amount loans and finance receivables to small businesses.

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

The payment status of a customer, including the degree of any delinquency, is a significant factor in determining estimated charge-offs in the cash flow models that we use to determine fair value. The following table shows payment status on outstanding principal, interest and fees as of the end of each of the last five quarters (in thousands):

	2021			2022
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$1,416,533	$1,650,771	$1,944,263	$2,169,140	$2,377,514
Guaranteed by the Company(a)	9,655	13,239	13,750	11,858	13,997
Ending combined loan and finance receivables balance(b)	$1,426,188	$1,664,010	$1,958,013	$2,180,998	$2,391,511
> 30 days delinquent	81,883	90,782	103,213	113,798	121,459
> 30 days delinquency rate	5.7%	5.5%	5.3%	5.2%	5.1%

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

(b) Non-GAAP measure.

Consumer Loans and Finance Receivables

The following table includes financial information for our consumer loans and finance receivables. Delinquency metrics include principal, interest and fees, and only amounts that are past due (in thousands):

	2021			2022
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$585,087	$709,781	$867,751	$888,657	$936,601
Guaranteed by the Company(a)	8,284	11,354	11,790	10,027	11,873
Total combined loan and finance receivable principal balance(b)	$593,371	$721,135	$879,541	$898,684	$948,474
Consumer combined loan and finance receivable fair value balance:
Company owned	$623,975	$723,553	$890,144	$934,351	$989,128
Guaranteed by the Company(a)	10,824	16,921	18,813	14,433	17,860
Ending combined loan and finance receivable fair value balance(b)	$634,799	$740,474	$908,957	$948,784	$1,006,988
Fair value as a % of principal(b)(c)	107.0%	102.7%	103.3%	105.6%	106.2%
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$630,203	$768,964	$927,673	$951,560	$1,004,847
Guaranteed by the Company(a)	9,655	13,239	13,750	11,858	13,997
Ending combined loan and finance receivable balance(b)	$639,858	$782,203	$941,423	$963,418	$1,018,844
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$580,704	$702,818	$836,147	$953,108	$966,816
Guaranteed by the Company(a)(d)	7,585	11,366	13,212	12,960	12,591
Average combined loan and finance receivable balance(b)(d)	$588,289	$714,184	$849,359	$966,068	$979,407

Revenue	$174,512	$215,432	$243,570	$248,547	$253,043
Change in fair value	(49,708)	(97,061)	(104,715)	(116,767)	(133,078)
Net revenue	124,804	118,371	138,855	131,780	119,965
Net revenue margin	71.5%	54.9%	57.0%	53.0%	47.4%

Delinquencies:
> 30 days delinquent	$26,201	$45,804	$59,312	$70,480	$72,300
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	4.1%	5.9%	6.3%	7.3%	7.1%

Charge-offs:
Charge-offs (net of recoveries)	$27,050	$57,836	$112,582	$137,224	$134,524
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	4.6%	8.1%	13.3%	14.2%	13.7%

(a) Represents loans originated by third-party lenders through the CSO programs that we have not yet purchased, which are not included in our consolidated balance sheets.

(b) Non-GAAP measure.

(c) Determined using period-end balances.

(d) The average combined loan and finance receivable balance is the average of the month-end balances during the period.

The ending balance, including principal and accrued fees/interest outstanding, of combined consumer loans and finance receivables at June 30, 2022 increased 59.2% to $1,018.8 million compared to $639.9 million at June 30, 2021, due primarily to increased originations in 2021 and continuing into 2022 following the strategic reduction in originations at the onset of the COVID-19 pandemic to mitigate risks associated with the pandemic.

The percentage of loans greater than 30 days delinquent increased to 7.1% at June 30, 2022, compared to 4.1% at June 30, 2021. The increase was driven primarily by growth in originations in the current year, particularly to new customers, which typically default at a higher percentage than returning customers.

Charge-offs (net of recoveries) as a percentage of average combined loan balance increased to 13.7% for the current quarter, compared to 4.6% for the prior year quarter, driven primarily by growth in originations, particularly to new customers, which typically default at a higher percentage than returning customers. In the prior year quarter, this charge-off rate was lower due primarily to our having a more seasoned and lower risk portfolio remaining as originations since the onset of the COVID-19 pandemic had been significantly lower and the majority of higher risk loans to new customers originated in prior quarters had been charged off.

The ratio of fair value as a percentage of principal on consumer loans and finance receivables was 106.2% at June 30, 2022, compared to 107.0% at June 30, 2021 and 105.6% at March 31, 2022. The increase from March 31, 2022 was primarily driven by a slight decrease in past due loans. Refer also to “Results of Operations—COVID-19” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on loan valuation.

Small Business Loans and Finance Receivables

The following table includes financial information for our small business loans and finance receivables. Delinquency metrics include principal, interest, and fees, and only amounts that are past due (in thousands):

	2021			2022
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$781,793	$876,668	$1,010,675	$1,210,389	$1,364,055
Ending loan and finance receivable fair value balance	784,728	911,729	1,074,546	1,297,533	1,471,723
Fair value as a % of principal(a)	100.4%	104.0%	106.3%	107.2%	107.9%

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$786,330	$881,807	$1,016,590	$1,217,580	$1,372,667

Average loan and finance receivable balance(b)	$739,378	$837,606	$956,110	$1,122,609	$1,288,384

Revenue	$85,561	$100,610	$115,063	$132,594	$149,909
Change in fair value	45,078	24,515	22,804	1,138	(8,764)
Net revenue	130,639	125,125	137,867	133,732	141,145
Net revenue margin	152.7%	124.4%	119.8%	100.9%	94.2%

Delinquencies:
> 30 days delinquent	$55,682	$44,978	$43,901	$43,318	$49,159
> 30 days delinquent as a % of loan balance(a)	7.1%	5.1%	4.3%	3.6%	3.6%

Charge-offs:
Charge-offs (net of recoveries)	$5,102	$7,060	$7,677	$20,860	$27,867
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	0.7%	0.8%	0.8%	1.9%	2.2%

(a) Determined using period-end balances.

(b) The average loan and finance receivable balance is the average of the month-end balances during the period.

The ending balance, including principal and accrued fees/interest outstanding, of small business loans and finance receivables at June 30, 2022 increased 74.6% to $1,372.7 million compared to $786.3 million at June 30, 2021, due primarily to an acceleration in originations as credit risks stemming from the COVID-19 pandemic decreased over the period.

The percentage of loans greater than 30 days delinquent was 3.6% at June 30, 2022, compared to 7.1% at June 30, 2021. Delinquency has improved in all of our small business portfolios, as we have actively worked with our customers to understand their financial situations, offering a variety of repayment options to increase flexibility and reducing or deferring payments for impacted customers.

Charge-offs (net of recoveries) as a percentage of average loan balance increased to 2.2% for the current quarter, compared to 0.7% in the prior year quarter, due primarily to growth in originations, particularly to new customers, which typically default at a higher percentage than returning customers. In the prior year quarter, this charge-off rate was lower due primarily to our having a more seasoned portfolio remaining as originations since the onset of the COVID-19 pandemic had been significantly lower and the majority of higher risk loans to new customers originated in prior quarters had been charged off.

The ratio of fair value as a percentage of principal on small business loans and finance receivables was 107.9% at June 30, 2022, compared to 100.4% at June 30, 2021 and 107.2% at March 31, 2022. The increase from March 31, 2022 was due primarily to strong credit metrics, including low charge-offs. The ratio of fair value as a percentage of principal has improved for the legacy Enova portfolio since the second quarter of 2020 and the OnDeck portfolio since acquisition.

Total Operating Expenses

Total expenses increased $38.7 million, or 28.3%, to $175.1 million in the current quarter, compared to $136.4 million in the prior year quarter.

Marketing expense increased to $91.5 million in the current quarter compared to $55.2 million in the prior year quarter due primarily to our efforts to capture increasing market demand for loan products in the current quarter. The prior year quarter was abnormally low due to our strategic actions to mitigate risks associated with the COVID-19 pandemic.

Operations and technology expense increased to $42.3 million in the current quarter compared to $35.0 million in the prior year quarter, due primarily to higher variable underwriting costs due to the increase in originations.

General and administrative expense decreased to $33.7 million in the current quarter compared to $38.7 million in the prior year quarter, due primarily to synergies achieved following the October 2020 acquisition of OnDeck.

Depreciation and amortization expense was fairly flat compared to the prior year quarter.

Nonoperating Items

Interest expense, net increased $5.5 million, or 28.5%, to $24.9 million in the current quarter compared to $19.4 million in the prior year quarter. The increase was due primarily to an increase in the average amount of debt outstanding, which increased $783.3 million to $1,769.4 million during the current quarter from $986.1 million during the prior year quarter, partially offset by a decrease in the weighted average interest rate on our outstanding debt to 5.77% during the current quarter from 7.81% during the prior year quarter.

Equity method investment income increased $4.8 million, or 329.8%, to $6.3 million in the current quarter compared to $1.5 million in the prior year quarter. In the current quarter, Linear sold its operating company, resulting in a gain of $11.0 million, which was partially offset by a $4.4 million loss on the sale of OnDeck Canada.

Provision for Income Taxes

The effective tax rate of 24.9% in the current quarter was higher than the 22.4% rate recorded in the prior year quarter due primarily to higher nondeductible executive compensation, along with the nondeductible loss on the sale of OnDeck Canada.

As of June 30, 2022, the balance of unrecognized tax benefits was $64.7 million which is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, $10.4 million of which, if recognized, would favorably affect the effective tax rate in the period of recognition. We had $39.1 million and $44.1 million of unrecognized tax benefits as of June 30, 2021 and December 31, 2021, respectively. We believe that we have adequately accounted for any material tax uncertainties in our existing reserves for all open tax years.

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

Net Income

Net income decreased $27.8 million, or 34.6%, to $52.4 million during the current quarter compared to $80.2 million during the prior year quarter. The decrease was due primarily to higher costs due to growth in the size of the business coupled with a lower, but more normalized net revenue margin in the current quarter.

SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO SIX MONTHS ENDED JUNE 30, 2021

Revenue and Net Revenue

Revenue increased $269.5 million, or 51.4%, to $793.7 million for the six-month period ended June 30, 2022, or current six-month period, as compared to $524.2 million for the six-month period ended June 30, 2021, or prior year six-month period. The increase was driven by a 75.3% increase in revenue from our small business portfolio and a 40.8% increase in revenue from our consumer portfolio as higher levels of originations in 2021 and into 2022 have led to higher loan balances for both portfolios.

Net revenue for the current six-month period was $533.2 million compared to $497.5 million for the prior year six-month period. Our consolidated net revenue margin was 67.2% for the current six-month period compared to 94.9% for the prior year six-month period. The net revenue margin in the prior year six-month period was elevated due primarily to lower delinquency rates and lower than expected charge-offs as a result of portfolio seasoning and lower originations. With originations having increased across the second half of 2021 and through June 30, 2022, the net revenue margin in the current six-month period was in a more normalized range.

The following table sets forth the components of revenue and net revenue, separated by product for the current nine-month period and the prior year nine-month period (in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$501,590	$356,249	$145,341	40.8%
Small business loans and finance receivables revenue	282,503	161,121	121,382	75.3
Total loans and finance receivables revenue	784,093	517,370	266,723	51.6
Other	9,628	6,794	2,834	41.7
Total revenue	793,721	524,164	269,557	51.4
Change in fair value	(260,460)	(26,665)	(233,795)	876.8
Net revenue	$533,261	$497,499	$35,762	7.2%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	63.2%	68.0%
Small business loans and finance receivables revenue	35.6	30.7
Total loans and finance receivables revenue	98.8	98.7
Other	1.2	1.3
Total revenue	100.0	100.0
Change in fair value	(32.8)	(5.1)
Net revenue	67.2%	94.9%

Average Loan Origination

The average loan and finance receivable origination amount is calculated as the total amount of combined loans and finance receivables originated, renewed and purchased for the period divided by the total number of combined loans and finance receivables originated, renewed and purchased for the period. The following table shows the average loan and finance receivable origination amount by product for the current six-month period compared to the prior year six-month period :

	Six Months Ended
	June 30,
	2022	2021
Average loan and finance receivable origination amount(a)
Consumer loans and finance receivables(b)(c)	$659	$558
Small business loans and finance receivables(c)	16,500	15,006
Total loans and finance receivables(b)	$1,661	$1,348

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

The average loan origination amount increased to $1,661 from $1,348 during the current six-month period compared to the prior year six-month period, due primarily to the gradual easing of restrictions on loan amounts as risks from the COVID-19 pandemic abated as well as an increase in the mix of higher dollar amount loans and finance receivables to small businesses.

Total Expenses

Total expenses increased $101.7 million, or 40.5%, to $353.0 million in the current six-month period, compared to $251.3 million in the prior year six-month period.

Marketing expense increased to $184.7 million in the current six-month period compared to $83.8 million in the prior year six-month period. The increase was due primarily to our efforts to capture increasing market demand for loan products in the current six-month period. The prior year six-month period was abnormally low due to our strategic actions to mitigate risks associated with the COVID-19 pandemic.

Operations and technology expense increased to $83.0 million in the current six-month period compared to $70.6 million in the prior year six-month period, due primarily to higher variable underwriting costs due to the increase in originations.

General and administrative expense decreased $14.6 million, or 17.6%, to $68.2 million in the current six-month period compared to $82.8 million in the prior year six-month period, due primarily to synergies achieved following the October 2020 acquisition of OnDeck.

Depreciation and amortization expense increased $3.0 million or 21.4% compared to the prior year six-month period driven primarily by additional internally-developed software placed into service and fixed assets and intangible assets acquired with Pangea.

Nonoperating Items

Interest expense, net increased $8.1 million, or 20.6%, to $47.4 million in the current six-month period compared to $39.3 million in the prior year six-month period. The increase was due primarily to an increase of $700.4 million in the average amount of debt outstanding to $1,666.7 million during the current six-month period from $966.3 million during the prior year six-month period, partially offset by a decrease in the weighted average interest rate on our outstanding debt to 5.84% during the current six-month period from 8.20% during the prior year six-month period.

Equity method investment income increased $4.7 million, or 227.8%, to $6.7 million in the current six-month period compared to $2.0 million in the prior year six-month period. In the current six-month period, Linear sold its operating company, resulting in a gain of $11.0 million, which was partially offset by a $4.4 million loss on the sale of OnDeck Canada.

Provision for Income Taxes

The effective tax rate of 24.1% in the current six-month period was lower than the effective tax rate of 24.6% in the prior year six-month period due primarily to stock-based compensation deductions that occurred at favorable fair market values.

Net Income

Net income decreased $51.3 million, or 32.8%, to $104.8 million during the current six-month period compared to $156.1 million during the prior year six-month period. The decrease was due primarily to higher costs due to growth in the size of the business coupled with a lower, but more normalized net revenue margin in the current six-month period.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

Through the COVID-19 pandemic, we have taken various actions to maintain a stable and flexible balance sheet that ensures liquidity and funding available to meet our business obligations. As of June 30, 2022, we had cash, cash equivalents, and restricted cash of $213.8 million, of which $69.7 million was restricted, compared to $225.9 million, of which $60.4 million was restricted, as of December 31, 2021. During the three months ended March 31, 2022, we increased the borrowing capacity on four of our loan securitization facilities without having to increase any of the respective borrowing rates. In late June 2022, we entered into a new $420.0 million loan securitization facility and increased the aggregate principal on its existing secured revolving credit agreement while extending its term. As of June 30, 2022, we had committed and undrawn funding capacity of $803.1 million. Based on numerous stressed-case modeling scenarios, we believe we have sufficient liquidity to run our operations for the foreseeable future. Further, we have no recourse debt obligations due until September 2024.

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

On June 30, 2017, we entered into a secured revolving credit agreement (as amended, the “Credit Agreement”). On April 13, 2018, October 5, 2018, July 1, 2019 and May 10, 2021, we and certain of our operating subsidiaries entered into amendments to our Credit Agreement. On June 23, 2022 we entered into an additional amendment to our Credit Agreement that, among other things, increased the borrowing capacity to $440.0 million, with a $20.0 million letter of credit sublimit and $10.0 million swingline loan sublimit. The Credit Agreement bears interest, at our option, at the base rate plus 0.75% or the Secured Overnight Financing Rate plus 3.50%. In addition to customary fees for a credit facility of this size and type, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the commitment, and ranges from 0.15% per annum to 0.50% per annum depending on usage. The Credit Agreement contains certain prepayment penalties if it is terminated on or before the first and second anniversary dates, subject to certain exceptions. The Credit Agreement matures on June 30, 2026. As of July 27, 2022, our available borrowings under the Credit Agreement were $155.3 million. Since 2016, we have entered into several loan securitization facilities and offered asset-backed notes to fund our growth, primarily in our near-prime consumer installment loan and small business loan businesses. As of July 27, 2022, we had committed and undrawn funding capacity of $598.7 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer and small business loan securitization facilities.

As of June 30, 2022, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending, which could be expected to generate additional liquidity.

Capital

Our Total stockholders’ equity increased by $15.0 million to $1,108.1 million at June 30, 2022 from $1,093.1 million at December 31, 2021. The increase of stockholders’ equity was driven primarily by net income for the six months ended June 30, 2022 and, to a lesser extent, stock-based compensation expense, partially offset by repurchases of our outstanding common stock. Our book value per share outstanding increased to $34.43 at June 30, 2022 from $32.01 at December 31, 2021, which was primarily driven primarily by the decrease in shares outstanding as a result of share repurchases, which is discussed in more detail below.

On November 5, 2020, we announced the Board of Directors had authorized a share repurchase program for up to $50.0 million of our outstanding common stock through December 31, 2021 (the “2020 Authorization”). On November 4, 2021, we announced the Board of Directors authorized a new share repurchase program totaling $150.0 million through December 31, 2022 (the “2021 Authorization”). The 2021 Authorization replaced the 2020 Authorization. On February 9, 2022, we announced the Board of Directors authorized a new share repurchase program totaling $100.0 million through June 30, 2023 (the "2022 Authorization"). The 2022 Authorization replaced the 2021 Authorization. Repurchases under our share repurchase programs are made in accordance with applicable securities laws from time to time in the open market, through privately negotiated transactions or otherwise. Our share repurchase programs do not obligate us to purchase any shares of our common stock. Similar to our previous share repurchase programs, the 2022 Authorization may be terminated, increased or decreased by the Board of Directors in its discretion at any time. During the six months ended June 30, 2022, we had $99.2 million in repurchases of common stock under our share repurchase programs.

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

Current Debt Facilities

The following table summarizes our debt facilities as of June 30, 2022 (dollars in thousands).

	Maturity date		Weighted average interest rate(a)	Borrowing capacity		Principal outstanding
Funding Debt:
2018-1 Securitization Facility	March 2027	(b)	4.91%	200,000	(h)	150,000
2018-2 Securitization Facility	July 2025	(c)	5.30%	225,000	(i)	189,327
2019-A Securitization Notes	June 2026		7.62%	5,343		5,343
ODR 2021-1 Securitization Facility	November 2024	(d)	1.18%	200,000	(j)	107,000
ODR 2022-1 Securitization Facility	June 2025	(e)	2.26%	420,000		—
RAOD Securitization Facility	December 2023	(f)	3.63%	236,842	(k)	202,632
ODAST III Securitization Notes	May 2027	(g)	2.07%	300,000		300,000
Total funding debt			3.42%	$1,587,185		$954,302
Corporate Debt:
8.50% Senior Notes Due 2024	September 2024		8.50%	250,000		250,000
8.50% Senior Notes Due 2025	September 2025		8.50%	375,000		375,000
Revolving line of credit	June 2026		5.50%	440,000	(l)	269,000
Total corporate debt			7.60%	$1,065,000		$894,000

(a) The weighted average interest rate is determined based on the rates and principal balances on June 30, 2022. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

(b) The period during which new borrowings may be made under this facility expires in March 2025.

(c) The period during which new borrowings may be made under this facility expires in July 2023.

(d) The period during which new borrowings may be made under this facility expires in November 2023.

(e) The period during which new borrowings may be made under this facility expires in June 2024.

(f) The period during which new borrowings may be made under this facility expires in December 2022.

(g) The period during which new borrowings may be made under this facility expires in April 2024.

(h) During the current six-month period we amended this facility to increase the maximum borrowing capacity from $150.0 million to $200.0 million.

(i) During the current six-month period we amended this facility to increase the maximum borrowing capacity from $150.0 million to $225.0 million.

(j) During the current six-month period we amended this facility to increase the maximum borrowing capacity from $150.0 million to $200.0 million.

(k) During the current six-month period we amended this facility to increase the maximum borrowing capacity from $177.6 million to $236.8 million.

(l) During the current quarter we amended the Revolving line of credit to increase the borrowing capacity from $310.0 million to $440.0 million. Additionally, we had an outstanding letter of credit under the Revolving line of credit of $0.8 million as of June 30, 2022.

Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Total cash flows provided by operating activities	$392,174	$219,930
Cash flows used in investing activities
Loans and finance receivables	(736,736)	(184,206)
Acquisitions, net of cash acquired	—	(28,358)
Capitalization of software development costs and purchases of fixed assets	(23,311)	(14,402)
Sale of a subsidiary	8,713	—
Other investing activities	—	25
Total cash flows used in investing activities	(751,334)	(226,941)
Cash flows provided by (used in) financing activities	$347,062	$84,594

Cash Flows from Operating Activities

Net cash provided by operating activities increased $172.2 million, or 78.3%, to $392.2 million in the current six-month period from $219.9 million for the prior year six-month period. The increase was driven primarily by additional interest and fee income from growth in the loan portfolio since June 30, 2021. Net cash provided by operating activities for the six months ended June 30, 2021 was abnormally low due to the strategic reduction in originations implemented at the onset of the COVID-19 pandemic.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $751.3 million for the current six-month period compared to $226.9 million for the prior year six-month period. This change was due primarily to a $552.5 million increase in net cash used to fund loans and finance receivables in the current six-month period compared to the prior year six-month period when originations were slowed due to the impact of the COVID-19 pandemic. This increase was partially offset by the acquisition of Pangea for $28.4 million, net of cash acquired, in the prior year six-month period.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the current six-month period were driven primarily by $385.7 million and $69.0 million in net borrowings under our securitization facilities and revolving line of credit, respectively, partially offset by $104.4 million in share repurchases. Cash flows provided by financing activities for the prior year six-month period were driven primarily by $81.1 million in net borrowings under our securitization facilities.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2022 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b) (in thousands)
April 1 – April 30, 2022	270,000	38.00	270,000	61,528
May 1 – May 31, 2022	264,012	33.35	251,900	53,116
June 1 – June 30, 2022	220,800	29.66	220,800	46,566
Total	754,812	$33.93	742,700	$46,566

(a) Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 12,112 for the month of May.

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

10.1

Amended and Restated Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the Lenders party hereto, and Bank of Montreal, as Administrative Agent and Collateral Agent dated as of June 23, 2022

10.2

Credit Agreement dated June 30, 2022 among OnDeck Receivables 2022, LLC, various lenders, and BMO Capital Markets Corp., as Administrative Agent and Collateral Agent, and Deutsche Bank Trust Company Americas, as Paying Agent

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

Date: July 29, 2022	ENOVA INTERNATIONAL, INC.

	By:	/s/ Steven E. Cunningham
Steven E. Cunningham
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)