Form 10-Q
period 2022-09-30
Enova International, Inc.
filed 2022-10-28
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

31,459,925 of the Registrant’s common shares, $0.00001 par value, were outstanding as of October 26, 2022.

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

The foregoing list of factors is not exhaustive and new factors may emerge or changes to these factors may occur that would impact the Company’s business and cause actual results to differ materially from those expressed in any of our forward-looking statements. Additional information regarding these and other factors may be contained in the Company’s filings with the Securities and Exchange Commission (the “SEC”). Readers of this report are encouraged to review the Company’s filings with the SEC, including the risks described under “Risk Factors” contained in the Company’s Form 10-K and any updates to those risk factors contained in subsequent Forms 10-Q, to obtain more detail about the Company’s risks and uncertainties. All forward-looking statements involve risks, assumptions and uncertainties. The occurrence of the events described, and the achievement of the expected results, depends on many events, some or all of which are not predictable or within the Company’s control. If one or more events related to these or other risks or uncertainties materialize, or if management’s underlying assumptions prove to be incorrect, actual results may differ materially from what the Company anticipates. The forward-looking statements in this report are made as of the date of this report, and the Company disclaims any intention or obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of this report. All forward-looking statements in this report are expressly qualified in their entirety by the foregoing cautionary statements.

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	September 30,		December 31,
	2022	2021	2021
Assets
Cash and cash equivalents(1)	$87,727	$229,088	$165,477
Restricted cash(1)	84,412	59,053	60,406
Loans and finance receivables at fair value(1)	2,765,123	1,635,282	1,964,690
Income taxes receivable	40,609	4,799	51,104
Other receivables and prepaid expenses(1)	59,470	52,975	52,274
Property and equipment, net	89,375	81,149	78,402
Operating lease right-of-use assets	20,273	36,105	23,101
Goodwill	279,275	279,275	279,275
Intangible assets, net	29,403	37,458	35,444
Other assets(1)	53,747	52,315	51,310
Total assets	$3,509,414	$2,467,499	$2,761,483
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses(1)	$168,978	$124,584	$156,102
Operating lease liabilities	35,320	61,985	40,987
Deferred tax liabilities, net	99,312	71,297	86,943
Long-term debt(1)	2,059,577	1,075,380	1,384,399
Total liabilities	2,363,187	1,333,246	1,668,431
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 44,200,180, 43,224,666 and 43,423,572 shares issued and 31,628,122, 36,427,705 and 34,144,012 outstanding as of September 30, 2022 and 2021 and December 31, 2021, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	245,092	217,051	225,689
Retained earnings	1,262,313	1,057,111	1,105,761
Accumulated other comprehensive loss	(7,255)	(8,185)	(8,540)
Treasury stock, at cost (12,572,058, 6,796,961 and 9,279,560 shares as of September 30, 2022 and 2021 and December 31, 2021, respectively)	(353,923)	(133,041)	(229,858)
Total Enova International, Inc. stockholders’ equity	1,146,227	1,132,936	1,093,052
Noncontrolling interest	—	1,317	—
Total stockholders’ equity	1,146,227	1,134,253	1,093,052
Total liabilities and stockholders’ equity	$3,509,414	$2,467,499	$2,761,483

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

	September 30,		December 31,
	2022	2021	2021
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$420	$1,807	$420
Restricted cash	66,169	47,183	45,706
Loans and finance receivables at fair value	1,444,229	573,303	745,246
Other receivables and prepaid expenses	16,058	3,983	6,378
Other assets	5,145	2,176	2,082
Total assets	$1,532,021	$628,452	$799,832
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$6,085	$3,610	$2,061
Affiliate note payable	—	5,692	—
Long-term debt	1,130,431	457,537	565,770
Total liabilities	$1,136,516	$466,839	$567,831

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$456,200	$320,160	$1,249,921	$844,324
Change in Fair Value	(162,005)	(73,778)	(422,465)	(100,443)
Net Revenue	294,195	246,382	827,456	743,881
Operating Expenses
Marketing	101,278	79,726	286,000	163,548
Operations and technology	45,953	37,966	128,945	108,628
General and administrative	37,182	33,557	105,400	116,321
Depreciation and amortization	11,270	8,914	28,368	23,001
Total Operating Expenses	195,683	160,163	548,713	411,498
Income from Operations	98,512	86,219	278,743	332,383
Interest expense, net	(30,924)	(18,163)	(78,357)	(57,493)
Foreign currency transaction gain (loss)	363	(109)	70	(383)
Equity method investment (loss) income	(129)	529	6,522	2,558
Other nonoperating expenses	(230)	—	(1,321)	(1,128)
Income before Income Taxes	67,592	68,476	205,657	275,937
Provision for income taxes	15,884	16,667	49,105	67,607
Net income before noncontrolling interest	51,708	51,809	156,552	208,330
Less: Net income attributable to noncontrolling interest	—	261	—	685
Net income attributable to Enova International, Inc.	$51,708	$51,548	$156,552	$207,645
Earnings Per Share attributable to Enova International, Inc.:
Earnings per common share:
Basic	$1.62	$1.40	$4.80	$5.68
Diluted	$1.57	$1.36	$4.64	$5.48
Weighted average common shares outstanding:
Basic	31,912	36,744	32,589	36,554
Diluted	32,966	37,984	33,772	37,874

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income before noncontrolling interest	$51,708	$51,809	$156,552	$208,330
Other comprehensive (loss) gain, net of tax:
Foreign currency translation loss(1)	(1,222)	(2,174)	(325)	(1,017)
Ownership change in noncontrolling interest	—	—	—	(270)
Unrealized gain on investments, net of tax	1,448	—	1,610	—
Total other comprehensive (loss) gain, net of tax	226	(2,174)	1,285	(1,287)
Comprehensive Income	51,934	49,635	157,837	207,043
Net income attributable to noncontrolling interest	—	(261)	—	(685)
Foreign currency translation loss attributable to noncontrolling interests	—	40	—	52
Ownership change in noncontrolling interest	—	—	—	802
Comprehensive (loss) income attributable to the noncontrolling interest	—	(221)	—	169
Comprehensive income attributable to Enova International, Inc.	$51,934	$49,414	$157,837	$207,212

(1) Net of tax benefit (provision) of $345 and $682 for the three months ended September 30, 2022 and 2021, respectively, and $65 and $426 for the nine months ended September 30, 2022 and 2021, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

								Total Enova
					Accumulated			International,
			Additional		Other			Inc.		Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest	Equity
Balance at June 30, 2021	43,185	$—	$211,548	$1,005,563	$(6,011)	(6,313)	$(117,439)	$1,093,661	$1,096	$1,094,757
Stock-based compensation expense	—	—	5,018	—	—	—	—	5,018	—	5,018
Shares issued for vested RSUs	14	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	26	—	485	—	—	—	—	485	—	485
Net income attributable to Enova International, Inc.	—	—	—	51,548	—	—	—	51,548	—	51,548
Foreign currency translation loss, net of tax	—	—	—	—	(2,174)	—	—	(2,174)	(40)	(2,214)
Purchases of treasury shares, at cost	—	—	—	—	—	(484)	(15,602)	(15,602)	—	(15,602)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	261	261
Balance at September 30, 2021	43,225	$—	$217,051	$1,057,111	$(8,185)	(6,797)	$(133,041)	$1,132,936	$1,317	$1,134,253

Balance at June 30, 2022	44,165	$—	$239,187	$1,210,605	$(7,481)	(11,982)	$(334,230)	$1,108,081	$—	$1,108,081
Stock-based compensation expense	—	—	5,457	—	—	—	—	5,457	—	5,457
Shares issued for vested RSUs	11	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	24	—	448	—	—	—	—	448	—	448
Net income attributable to Enova International, Inc.	—	—	—	51,708	—	—	—	51,708	—	51,708
Unrealized gain on investments, net of tax	—	—	—	—	1,448	—	—	1,448	—	1,448
Foreign currency translation loss, net of tax	—	—	—	—	(1,222)	—	—	(1,222)	—	(1,222)
Purchases of treasury shares, at cost	—	—	—	—	—	(590)	(19,693)	(19,693)	—	(19,693)
Balance at September 30, 2022	44,200	$—	$245,092	$1,262,313	$(7,255)	(12,572)	$(353,923)	$1,146,227	$—	$1,146,227

								Total Enova
					Accumulated			International,
			Additional		Other			Inc.		Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest	Equity
Balance at December 31, 2020	41,937	$—	$187,981	$849,466	$(6,898)	(6,174)	$(113,201)	$917,348	$1,486	$918,834
Stock-based compensation expense	—	—	16,072	—	—	—	—	16,072	—	16,072
Shares issued for vested RSUs	757	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	531	—	11,926	—	—	—	—	11,926	—	11,926
Net income attributable to Enova International, Inc.	—	—	—	207,645	—	—	—	207,645	—	207,645
Foreign currency translation loss, net of tax	—	—	—	—	(1,017)	—	—	(1,017)	(52)	(1,069)
Purchases of treasury shares, at cost	—	—	—	—	—	(623)	(19,840)	(19,840)	—	(19,840)
Ownership change in noncontrolling interest	—	—	1,072	—	(270)	—	—	802	(802)	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	685	685
Balance at September 30, 2021	43,225	$—	$217,051	$1,057,111	$(8,185)	(6,797)	$(133,041)	$1,132,936	$1,317	$1,134,253

Balance at December 31, 2021	43,424	$—	$225,689	$1,105,761	$(8,540)	(9,280)	$(229,858)	$1,093,052	$—	$1,093,052
Stock-based compensation expense	—	—	15,957	—	—	—	—	15,957	—	15,957
Shares issued for vested RSUs	615	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	161	—	3,446	—	—	—	—	3,446	—	3,446
Net income attributable to Enova International, Inc.	—	—	—	156,552	—	—	—	156,552	—	156,552
Unrealized gain on investments, net of tax	—	—	—	—	1,610	—	—	1,610	—	1,610
Foreign currency translation loss, net of tax	—	—	—	—	(325)	—	—	(325)	—	(325)
Purchases of treasury shares, at cost	—	—	—	—	—	(3,292)	(124,065)	(124,065)	—	(124,065)
Balance at September 30, 2022	44,200	$—	$245,092	$1,262,313	$(7,255)	(12,572)	$(353,923)	$1,146,227	$—	$1,146,227

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities
Net income before noncontrolling interest	$156,552	$208,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,368	23,001
Amortization of deferred loan costs and debt discount	3,999	5,022
Change in fair value of loans and finance receivables	417,779	98,254
Stock-based compensation expense	15,957	16,072
Loss on sale of subsidiary	4,388	—
Incomplete transaction costs	710	—
Loss on early extinguishment of debt	—	378
Operating leases, net	(2,839)	(1,835)
Lease termination and cease-use loss (gain)	—	(113)
Deferred income taxes, net	12,442	23,580
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(12,240)	(18,265)
Other receivables and prepaid expenses and other assets	(19,086)	(10,505)
Accounts payable and accrued expenses	(20,556)	(7,560)
Current income taxes	39,386	(11,202)
Net cash provided by operating activities	624,860	325,157
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(3,036,547)	(1,832,008)
Loans and finance receivables repaid	1,836,157	1,361,592
Acquisitions, net of cash acquired	—	(29,153)
Capitalization of software development costs and purchases of fixed assets	(33,290)	(22,031)
Sale of a subsidiary	8,713	—
Other investing activities	—	25
Net cash used in investing activities	(1,224,967)	(521,575)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	139,000	102,000
Repayments under revolving line of credit	(30,000)	(102,000)
Borrowings under securitization facilities	592,137	390,054
Repayments under securitization facilities	(28,280)	(260,798)
Debt issuance costs paid	(6,392)	(5,909)
Proceeds from exercise of stock options	3,446	11,926
Treasury shares purchased	(124,065)	(19,840)
Net cash provided by financing activities	545,846	115,433
Effect of exchange rates on cash, cash equivalents and restricted cash	517	(74)
Net decrease in cash, cash equivalents and restricted cash	(53,744)	(81,059)
Cash, cash equivalents and restricted cash at beginning of year	225,883	369,200
Cash, cash equivalents and restricted cash at end of period	$172,139	$288,141

Supplemental Disclosures
Non-cash renewal of loans and finance receivables	$239,987	$152,498

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

The consolidated financial statements presented as of September 30, 2022 and 2021 and for the three and nine-month periods ended September 30, 2022 and 2021 are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results for such interim periods. Operating results for the three and nine-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	September 30,
	2022	2021
Cash and cash equivalents	$87,727	$229,088
Restricted cash	84,412	59,053
Total cash, cash equivalents and restricted cash	$172,139	$288,141

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

Where permitted by law and as long as a loan is not considered delinquent, a customer may choose to renew or extend the due date on certain installment loans. In order to renew or extend a single-pay loan, a customer must agree to pay the current finance charge for the right to make a later payment of the outstanding principal balance plus an additional finance charge. In order to renew an installment loan, the customer enters into a new installment loan contract and agrees to pay the principal balance and finance charge in accordance with the terms of the new loan contract. In certain situations, the Company offers forbearance options, such as payment deferrals, on its loan products without the incurrence of additional finance charges or late fees. If a loan is deemed to be current and the customer makes a deferral or payment modification, the loan is still deemed to be current until the next scheduled payment is missed.

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

Equity Method Investments

In the second quarter of 2022, the Company sold its remaining interest in On Deck Capital Canada Holdings, Inc. (“OnDeck Canada”), which resulted in a net loss of $4.4 million. Prior to this, the Company recorded its interest in OnDeck Canada under the equity method of accounting. As of September 30, 2021 and December 31, 2021, the carrying value of the Company’s investment in OnDeck Canada was $13.3 million and $13.7 million, respectively, which the Company has included in “Other assets” on the consolidated balance sheets.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On February 24, 2021 the Company contributed the platform-as-service business assumed in the OnDeck acquisition to Linear Financial Technologies Holding LLC (“Linear”) in exchange for ownership units in that entity. The Company records its interest in Linear under the equity method of accounting. As of September 30, 2022 and 2021 and December 31, 2021, the carrying value of the Company’s investment in Linear was $18.2 million, $5.6 million and $5.6 million, respectively, which the Company has included in “Other assets” on the consolidated balance sheets.

In December 2021, the Company sold a portion of its interest in On Deck Capital Australia PTY LTD (“OnDeck Australia"). Prior to this, the Company had consolidated the financial position and results of operations of OnDeck Australia under the voting interest model. The noncontrolling interest, which is presented as a separate component of consolidated equity, represented the minority owners’ proportionate share of the equity of the entity and was adjusted for the minority owners’ share of the earnings, losses, investments and distributions. Subsequent to the transaction, the Company owns a 20% equity interest in OnDeck Australia and no longer has control over the entity; as such, the Company has deconsolidated OnDeck Australia from its financial statements and now records its interest under the equity method of accounting. As of September 30, 2022 and December 31, 2021, the carrying value of the Company’s investment in OnDeck Australia was $1.2 million and $1.8 million, respectively, which the Company has included in “Other assets” on the consolidated balance sheets.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three and nine months ended September 30, 2022 and 2021 was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Consumer loans and finance receivables revenue	$277,096	$215,432	$778,686	$571,681
Small business loans and finance receivables revenue	172,721	100,610	455,224	261,731
Total loans and finance receivables revenue	449,817	316,042	1,233,910	833,412
Other	6,383	4,118	16,011	10,912
Total revenue	$456,200	$320,160	$1,249,921	$844,324

Loans and Finance Receivables at Fair Value

The components of Company-owned loans and finance receivables at September 30, 2022 and 2021 and December 31, 2021 were as follows (dollars in thousands):

	As of September 30, 2022
		Small
	Consumer	Business	Total
Principal balance - accrual	$874,800	$1,495,864	$2,370,664
Principal balance - non-accrual	97,520	84,425	181,945
Total principal balance	972,320	1,580,289	2,552,609

Loans and finance receivables at fair value - accrual	1,048,516	1,667,639	2,716,155
Loans and finance receivables at fair value - non-accrual	7,689	41,279	48,968
Loans and finance receivables at fair value	1,056,205	1,708,918	2,765,123
Difference between principal balance and fair value	$83,885	$128,629	$212,514

	As of September 30, 2021
		Small
	Consumer	Business	Total
Principal balance - accrual	$650,377	$840,778	$1,491,155
Principal balance - non-accrual	59,404	35,890	95,294
Total principal balance	709,781	876,668	1,586,449

Loans and finance receivables at fair value - accrual	718,194	891,722	1,609,916
Loans and finance receivables at fair value - non-accrual	5,359	20,007	25,366
Loans and finance receivables at fair value	$723,553	$911,729	$1,635,282
Difference between principal balance and fair value	$13,772	$35,061	$48,833

	As of December 31, 2021
		Small
	Consumer	Business	Total
Principal balance - accrual	$799,678	$967,950	$1,767,628
Principal balance - non-accrual	68,073	42,725	110,798
Total principal balance	867,751	1,010,675	1,878,426

Loans and finance receivables at fair value - accrual	885,238	1,051,400	1,936,638
Loans and finance receivables at fair value - non-accrual	4,906	23,146	28,052
Loans and finance receivables at fair value	$890,144	$1,074,546	$1,964,690
Difference between principal balance and fair value	$22,393	$63,871	$86,264

As of September 30, 2022 and 2021 and December 31, 2021, the aggregate fair value of loans and finance receivables that were 90 days or more past due was $5.7 million, $6.2 million and $6.4 million, respectively, of which, $5.7 million, $6.1 million and $6.3 million, respectively, was in non-accrual status. The aggregate unpaid principal balance for loans and finance receivables that were 90 days or more past due was $12.5 million, $11.6 million and $12.4 million, respectively.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in the fair value of Company-owned loans and finance receivables during the three and nine months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended September 30, 2022
		Small
	Consumer	Business	Total
Balance at beginning of period	$989,128	$1,471,723	$2,460,851
Originations or acquisitions	380,676	806,739	1,187,415
Interest and fees(1)	277,096	172,721	449,817
Repayments	(454,821)	(717,603)	(1,172,424)
Charge-offs, net(2)	(167,762)	(43,778)	(211,540)
Net change in fair value(2)	32,116	19,116	51,232
Effect of foreign currency translation	(228)	—	(228)
Balance at end of period	$1,056,205	$1,708,918	$2,765,123

	Three Months Ended September 30, 2021
		Small
	Consumer	Business	Total
Balance at beginning of period	$623,975	$784,728	$1,408,703
Originations or acquisitions	370,791	461,595	832,386
Interest and fees(1)	215,432	100,610	316,042
Repayments	(389,035)	(458,212)	(847,247)
Charge-offs, net(2)	(57,836)	(7,060)	(64,896)
Net change in fair value(2)	(39,225)	31,575	(7,650)
Effect of foreign currency translation	(549)	(1,507)	(2,056)
Balance at end of period	$723,553	$911,729	$1,635,282

	Nine Months Ended September 30, 2022
		Small
	Consumer	Business	Total
Balance at beginning of period	$890,144	$1,074,546	$1,964,690
Originations or acquisitions	1,131,821	2,144,713	3,276,534
Interest and fees(1)	778,686	455,224	1,233,910
Repayments	(1,359,294)	(1,933,277)	(3,292,571)
Charge-offs, net(2)	(439,510)	(92,505)	(532,015)
Net change in fair value(2)	54,019	60,217	114,236
Effect of foreign currency translation	339	—	339
Balance at end of period	$1,056,205	$1,708,918	$2,765,123

	Nine Months Ended September 30, 2021
		Small
	Consumer	Business	Total
Balance at beginning of period	$625,219	$616,287	$1,241,506
Originations or acquisitions	800,101	1,184,405	1,984,506
Interest and fees(1)	571,681	261,731	833,412
Repayments	(1,100,366)	(1,222,675)	(2,323,041)
Charge-offs, net(2)	(121,294)	(30,204)	(151,498)
Net change in fair value(2)	(51,547)	104,791	53,244
Effect of foreign currency translation	(241)	(2,606)	(2,847)
Balance at end of period	$723,553	$911,729	$1,635,282

(1) Included in “Revenue” in the consolidated statements of income.

(2) Included in “Change in Fair Value” in the consolidated statements of income.

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for consumer loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

specific loans that go into default. As of September 30, 2022 and 2021 and December 31, 2021, the consumer loans guaranteed by the Company had an estimated fair value of $16.1 million, $16.9 million and $18.8 million, respectively and an outstanding principal balance of $11.8 million, $11.4 million and $11.8 million, respectively. As of September 30, 2022 and 2021 and December 31, 2021, the amount of consumer loans, including principal, fees and interest, guaranteed by the Company were $14.3 million, $13.2 million and $13.8 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

4. Long-term debt

The Company’s long-term debt instruments and balances outstanding as of September 30, 2022 and 2021 and December 31, 2021, including maturity date, weighted average interest rate and borrowing capacity as of September 30, 2022, were as follows (dollars in thousands):

			Weighted			Outstanding
			average	Borrowing		September 30,		December 31,
	Maturity date		interest rate(1)	capacity		2022	2021	2021
Funding Debt:
2018-1 Securitization Facility	March 2027	(2)	6.54%	$200,000		$175,000	$17,705	$72,706
2018-2 Securitization Facility	July 2025	(3)	6.74%	225,000		189,327	75,000	75,000
2018-A Securitization Notes	May 2026		—	—		—	3,925	628
2019-A Securitization Notes	June 2026		7.62%	276		276	29,418	19,255
ODR 2021-1 Securitization Facility	November 2024	(4)	4.33%	200,000		169,000	—	—
ODR 2022-1 Securitization Facility	June 2025	(5)	5.73%	420,000		62,000	—	—
RAOD Securitization Facility	December 2023	(6)	5.10%	236,842		236,842	—	101,000
ODAST III Securitization Notes	May 2027	(7)	2.07%	300,000		300,000	300,000	300,000
Other funding debt(8)	Various		—	—		—	34,651	—
Total funding debt			4.71%	$1,582,118		$1,132,445	$460,699	$568,589
Corporate Debt:
8.50% Senior Notes Due 2024	September 2024		8.50%	$250,000		$250,000	$250,000	$250,000
8.50% Senior Notes Due 2025	September 2025		8.50%	375,000		375,000	375,000	375,000
Revolving line of credit	June 2026		6.51%	440,000	(9)	309,000	—	200,000
Total corporate debt			7.84%	$1,065,000		$934,000	$625,000	$825,000
Less: Long-term debt issuance costs						$(5,732)	$(8,578)	$(7,608)
Less: Debt discounts						(1,136)	(1,742)	(1,582)
Total long-term debt						$2,059,577	$1,075,380	$1,384,399

(1) The weighted average interest rate is determined based on the rates and principal balances on September 30, 2022. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

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

(9) The Company had outstanding letters of credit under the Revolving line of credit of $0.8 million as of each of the periods ended September 30, 2022 and 2021 and December 31, 2021.

Weighted average interest rates on long-term debt were 6.07% and 7.65% during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and 2021 and December 31, 2021, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreements.

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

5. Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2022 was 23.9%, compared to 24.5% for the nine months ended September 30, 2021. The decrease is primarily attributable to the revaluation of the deferred tax liability related to reductions in state apportionment in separate company filing states.

As of September 30, 2022, the balance of unrecognized tax benefits was $73.0 million, which is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, $11.1 million of which, if recognized, would favorably affect the effective tax rate in the period of recognition. The Company had $35.3 million and $44.1 million of unrecognized tax benefits as of September 30, 2021 and December 31, 2021, respectively. The Company believes that it has adequately accounted for any material tax uncertainties in its existing reserves for all open tax years.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income	$51,708	$51,548	$156,552	$207,645
Denominator:
Total weighted average basic shares	31,912	36,744	32,589	36,554
Shares applicable to stock-based compensation	1,054	1,240	1,183	1,320
Total weighted average diluted shares	32,966	37,984	33,772	37,874
Earnings per common share:
Earnings per common share – basic	$1.62	$1.40	$4.80	$5.68
Earnings per common share – diluted	$1.57	$1.36	$4.64	$5.48

For the three months ended September 30, 2022 and 2021, 429,715 and 76,307 shares of common stock underlying stock options, respectively, and 456,205 and 57,398 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. For the nine months ended September 30, 2022 and 2021, 326,898 and 39,399 shares of common stock underlying stock options, respectively, and 409,389 and 57,349 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

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

Geographic Information

The following table presents the Company’s revenue by geographic region for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue
United States	$452,976	$313,502	$1,239,670	$826,923
Other international countries	3,224	6,658	10,251	17,401
Total revenue	$456,200	$320,160	$1,249,921	$844,324

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $89.4 million, $81.1 million and $78.4 million at September 30, 2022 and 2021 and December 31, 2021, respectively. The operations for the Company’s businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

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

9. Related Party Transactions

In October 2019, the Company announced its intent to exit its operations in the U.K. market, and Grant Thornton LLP, a licensed U.K. insolvency practitioner, was appointed as administrators (“Administrators”) to take control of management of the U.K. businesses. The effect of the U.K. businesses’ entry into administration was to place their management, affairs, business and property under the direct control of the Administrators. The Company entered into a service agreement with the Administrators under which the Company provides certain administrative, technical and other services in exchange for compensation by the Administrators. The agreement expired on July 8, 2022 and was not extended beyond that date. During the three months ended September 30, 2022 and 2021, the Company recorded $0.1 million and $0.8 million, respectively, and during the nine months ended September 30, 2022 and 2021, the Company recorded $0.5 million and $2.4 million, respectively, in revenue related to these services. As of September 30, 2022, there was no outstanding balances between the Administrators and the Company. As of September 30, 2021 and December 31, 2021, the Administrators owed the Company $0.7 million and $0.5 million, respectively, related to services provided.

In the second quarter of 2022, the Company sold its remaining interest in On Deck Capital Canada Holdings, Inc. (“OnDeck Canada”). Prior to this, the Company recorded its interest in OnDeck Canada under the equity method of accounting; as such, OnDeck Canada was deemed a related party. As of September 30, 2022, the Company had no outstanding affiliate balance with OnDeck Canada. As of September 30, 2021 and December 31, 2021, the Company had a due from affiliate balance of $1.2 million related to OnDeck Canada that was primarily the result of labor and software charges from people and technology assets at the OnDeck parent company.

On February 24, 2021, the Company contributed the platform-as-service business assumed in the OnDeck acquisition to Linear in exchange for ownership units in that entity. The Company records its interest in Linear under the equity method of accounting. As of September 30, 2022, there was no outstanding balance between Linear and the Company. As of September 30, 2021, the Company had a due from affiliate balance of $0.7 million that was primarily comprised of the remaining balances associated with the contribution and exchange. As of December 31, 2021, the Company had a due from affiliate balance of $2.9 million from Linear that was primarily comprised of reimbursable expenses paid by the Company on behalf of Linear and fees for services provided.

In December 2021, the Company divested a portion of its interest in OnDeck Australia and began recording its remaining interest utilizing the equity method of accounting. As of September 30, 2022, the Company had a due from affiliate balance of $0.1 million related to OnDeck Australia.

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

During the three and nine months ended September 30, 2022 and 2021, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and 2021 and December 31, 2021 are as follows (dollars in thousands):

	September 30,	Fair Value Measurements Using
	2022	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$1,056,205	$—	$—	$1,056,205
Small business loans and finance receivables(1)(2)	1,708,918	—	—	1,708,918
Non-qualified savings plan assets(3)	5,485	5,485	—	—
Investment in trading security(4)	16,573	16,573	—	—
Total	$2,787,181	$22,058	$—	$2,765,123

	September 30,	Fair Value Measurements Using
	2021	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$723,553	$—	$—	$723,553
Small business loans and finance receivables(1)(2)	911,729	—	—	911,729
Non-qualified savings plan assets(3)	5,192	5,192	—	—
Investment in trading security(4)	17,937	17,937	—	—
Total	$1,658,411	$23,129	$—	$1,635,282

	December 31,	Fair Value Measurements Using
	2021	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$890,144	$—	$—	$890,144
Small business loans and finance receivables(1)(2)	1,074,546	—	—	1,074,546
Non-qualified savings plan assets(3)	5,561	5,561	—	—
Investment in trading security(4)	16,062	16,062	—	—
Total	$1,986,313	$21,623	$—	$1,964,690

(1) Consumer and small business loans and finance receivables are included in “Loans and finance receivables at fair value” in the consolidated balance sheets.

(2) Consumer loans and finance receivables include $473.0 million, $189.3 million and $274.5 million in assets of consolidated VIEs as of September 30, 2022 and 2021 and December 31, 2021, respectively. Small business loans and finance receivables include $971.2 million, $384.0 million and $470.8 million in assets of consolidated VIEs as of September 30, 2022 and 2021 and December 31, 2021, respectively.

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

The Company had no liabilities measured at fair value on a recurring basis as of September 30, 2022 and 2021 and December 31, 2021.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At September 30, 2022 and 2021 and December 31, 2021, there were no assets or liabilities recorded at fair value on a non-recurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of September 30, 2022 and 2021 and December 31, 2021 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	September 30,	Fair Value Measurements Using
	2022	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$87,727	$87,727	$—	$—
Restricted cash (1)	84,412	84,412	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$179,057	$172,139	$—	$6,918
Financial liabilities:
Revolving line of credit	$309,000	$—	$—	$309,000
Securitization notes	1,131,310	—	1,106,389	—
8.50% senior notes due 2024	250,000	—	232,958	—
8.50% senior notes due 2025	375,000	—	326,929	—
Total	$2,065,310	$—	$1,666,276	$309,000

	Balance at
	September 30,	Fair Value Measurements Using
	2021	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$229,088	$229,088	$—	$—
Restricted cash (1)	59,053	59,053	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$295,059	$288,141	$—	$6,918
Financial liabilities:
Securitization notes	$458,958	$—	$463,030	$—
8.50% senior notes due 2024	250,000	—	254,495	—
8.50% senior notes due 2025	375,000	—	387,116	—
Total	$1,083,958	$—	$1,104,641	$—

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Balance at
	December 31,	Fair Value Measurements Using
	2021	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$165,477	$165,477	$—	$—
Restricted cash (1)	60,406	60,406	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$232,801	$225,883	$—	$6,918
Financial liabilities:
Revolving line of credit	$200,000	$—	$—	$200,000
Securitization notes	567,007	—	567,903	—
8.50% senior notes due 2024	250,000	—	254,693	—
8.50% senior notes due 2025	375,000	—	386,348	—
Total	$1,392,007	$—	$1,208,944	$200,000

(1) Restricted cash includes $66.2 million, $47.2 million and $45.7 million in assets of consolidated VIEs as of September 30, 2022 and 2021 and December 31, 2021, respectively.

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

On October 21, 2022, the Company and several of its subsidiaries entered into a receivables funding agreement (the “NCR 2022 Securitization Facility”) with Jefferies Funding LLC, as the initial note purchaser and administrative agent (the “NCR 2022 Administrative Agent”). The NCR 2022 Securitization Facility collateralizes certain receivables that have been and will be originated or acquired under the Company’s NetCredit brand by several of its subsidiaries and that meet specified eligibility criteria in exchange for a note payable. Under the NCR 2022 Securitization Facility, receivables are sold to a wholly-owned subsidiary of the Company (the “NCR 2022 Debtor”) and serviced by another subsidiary of the Company.

The NCR 2022 Debtor will issue notes with an initial maximum principal balance of $125.0 million, which are required to be secured by 1.25 times the drawn amount in eligible receivables. The notes have a revolving period through October 21, 2024 and a final maturity date of October 21, 2026. The NCR 2022 Securitization Facility is non-recourse to the Company.

The NCR 2022 Securitization Facility is governed by a note issuance and purchase agreement, dated as of October 21, 2022, among the NCR 2022 Administrative Agent, the NCR 2022 Debtor, Citibank, N.A., as collateral agent and paying agent, and the other note purchasers from time to time party thereto. The NCR 2022 Securitization Facility bears interest at a rate per annum equal to SOFR (subject to a floor) plus 4.75%. Interest payments on the NCR 2022 Securitization Facility will be made monthly. The NCR 2022 Debtor shall be permitted to prepay the NCR 2022 Securitization Facility, subject to certain fees and conditions. In the event of prepayment for the purposes of securitizations, no fees shall apply. Amounts due under the NCR 2022 Securitization Facility are secured by all of the

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NCR 2022 Debtor’s assets, which include the receivables transferred to the NCR 2022 Debtor, related rights under the receivables, a bank account and certain other related collateral.

The NCR 2022 Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay their loans; covenants regarding special purpose entity matters; and default and termination provisions which provide for the acceleration of the NCR 2022 Facility in circumstances including, but not limited to, failure to make payments when due, servicer defaults, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the receivables and defaults under other material indebtedness of the NCR 2022 Debtor.

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

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services. In 2021, we extended approximately $3.1 billion in credit or financing to borrowers and for the nine months ended September 30, 2022, we extended approximately $3.3 billion in credit or financing to borrowers. As of September 30, 2022, we offered or arranged loans or draws on lines of credit to consumers in 37 states in the United States and Brazil. We also offered financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through September 30, 2022, we have completed approximately 57.2 million customer transactions and collected more than 61 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include installment loans and receivables purchase agreements (“RPAs”) and line of credit accounts.

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

Our flexible and scalable technology platform allows us to process and complete customers’ transactions quickly and efficiently. In 2021, we processed approximately 2.2 million transactions, and we continue to grow our loans and finance receivable portfolios and increase the number of customers we serve through desktop, tablet and mobile platforms. Our highly customizable technology platform allows us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In 2012, we launched a new product in the United States designed to serve near-prime customers. In June 2014, we launched our business in Brazil, where we arrange financing for borrowers through a third-party lender. In addition, in July 2014, we introduced a new line of credit product in the United States to serve the needs of small businesses. In June 2015, we further expanded our product offering by acquiring certain assets of a company that provides financing and installment loans to small businesses by offering RPAs. In October 2020, we acquired, through a merger, On Deck Capital Inc. (“OnDeck”), a small business lending company offering lending and funding solutions to small businesses primarily in the U.S. to expand our small business offerings. In March 2021, we acquired Pangea Universal Holdings (“Pangea”), which provides mobile international money transfer services to customers in the U.S with a focus on Latin America and Asia. These new products have allowed us to further diversify our product offerings and customer base.

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

•
Installment loans. Our installment loans are either written directly by us, purchased as part of our Bank Programs as discussed below, or are those that we arrange and guarantee as part of our CSO program as discussed below. We offer, or arrange through our CSO program, unsecured consumer installment loan products in 37 states in the United States and small business installment loans in 47 states and in Washington D.C. Internationally, we also offer or arrange unsecured consumer installment loan products in Brazil. Terms for our installment loan products range between two and 60 months. Loans may be repaid early at any time with no additional prepayment charges.
•
Line of credit accounts. We directly offer, or purchase a participation interest in receivables through our Bank Programs, new consumer line of credit accounts in 31 states (and continue to service existing line of credit accounts in two additional states) in the United States and business line of credit accounts in 47 states and in Washington D.C. in the United States, which allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with the terms of the line of credit account. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit.
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
•
CSO programs. We currently operate a credit services organization or credit access business ("CSO") program in Texas. Through our CSO program, we provide services related to third-party lenders’ installment consumer loan products by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under our CSO program include credit-related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents (“CSO loans”). When a consumer executes an agreement with us under our CSO program, we agree, for a fee payable to us by the consumer, to provide certain services, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. For CSO loans, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. We, in turn, are responsible for assessing whether or not we will guarantee such loan. The guarantee represents an obligation to purchase the loan, which has terms of up to six months, if it goes into default.
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

OUR MARKETS

We currently provide our services in the following countries:

•
United States. We began our online business in the United States in May 2004. As of September 30, 2022, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, OnDeck at www.ondeck.com, Headway Capital at www.headwaycapital.com, The Business Backer at www.businessbacker.com, and Pangea at www.pangeamoneytransfer.com.
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

RECENT REGULATORY DEVELOPMENTS

Consumer Financial Protection Bureau (“CFPB”)

We received a Civil Investigative Demand (“CID”) from the CFPB concerning certain loan processing issues. We cooperated fully with the CFPB and provided all requested data and information in response to the CID. We anticipate being able to expeditiously complete the investigation as several of the issues were self‐disclosed and we have provided restitution to customers who may have been negatively impacted. We received a second CID in April 2022 requesting additional information. We have provided all requested information in response to the CID.

On October 6, 2017, the CFPB issued its final rule entitled “Payday, Vehicle Title, and Certain High-Cost Installment Loans” (the “Small Dollar Rule”), which covers certain consumer loans that we offer. The Small Dollar Rule requires that lenders who make short-term loans and longer-term loans with balloon payments reasonably determine consumers’ ability to repay the loans according to their terms before issuing the loans. The Small Dollar Rule also introduces new limitations on repayment processes for those lenders as well as lenders of other longer-term loans with an annual percentage rate greater than 36 percent that include an ACH authorization or similar payment provision. If a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. For loans covered by the Small Dollar Rule, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed withdrawal attempts. On June 7, 2019, the CFPB issued a final rule to set the compliance date for the mandatory underwriting provisions of the Small Dollar Rule to November 19, 2020. On July 7, 2020, the CFPB issued a final rule rescinding the ability to repay (“ATR”) provisions of the Small Dollar Rule along with related provisions, such as the establishment of registered information systems for checking ATR and reporting loan activity. The payment provisions of the Small Dollar Rule remain in place, but remain stayed indefinitely by the United States Court of Appeals for the Fifth Circuit, which is hearing an appeal from the plaintiff on a constitutional challenge to the Small Dollar Rule. On October 14, 2021, the Fifth Circuit ruled that the Small Dollar Rule will not take effect until 286 days after the Fifth Circuit rules on the appeal. On October 19, 2022, a three-judge panel of the Fifth Circuit U.S. Circuit Court of Appeals ruled that the funding structure of the CFPB is unconstitutional and vacated the Small Dollar Rule. The CFPB may appeal the decision. If the Small Dollar Rule does become effective in its current proposed form, we will need to make certain changes to our payment processes and customer notifications in our U.S. consumer lending business.

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

RESULTS OF OPERATIONS

Highlights

Our financial results for the three-month period ended September 30, 2022, or the current quarter, are summarized below.

•
Consolidated total revenue increased $136.0 million, or 42.5%, to $456.2 million in the current quarter compared to $320.2 million for the three months ended September 30, 2021, or the prior year quarter.
•
Consolidated net revenue was $294.2 million compared to $246.4 million in the prior year quarter.
•
Consolidated income from operations increased $12.3 million, or 14.3%, to $98.5 million in the current quarter, compared to $86.2 million in the prior year quarter.
•
Consolidated net income was $51.7 million in the current quarter compared to $51.5 million in the prior year quarter. Consolidated diluted income per share was $1.57 in the current quarter compared to $1.36 in the prior year quarter.

Overview

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Loans and finance receivables revenue	$449,817	$316,042	$1,233,910	$833,412
Other	6,383	4,118	16,011	10,912
Total Revenue	456,200	320,160	1,249,921	844,324
Change in Fair Value	(162,005)	(73,778)	(422,465)	(100,443)
Net Revenue	294,195	246,382	827,456	743,881
Operating Expenses
Marketing	101,278	79,726	286,000	163,548
Operations and technology	45,953	37,966	128,945	108,628
General and administrative	37,182	33,557	105,400	116,321
Depreciation and amortization	11,270	8,914	28,368	23,001
Total Operating Expenses	195,683	160,163	548,713	411,498
Income from Operations	98,512	86,219	278,743	332,383
Interest expense, net	(30,924)	(18,163)	(78,357)	(57,493)
Foreign currency transaction gain (loss)	363	(109)	70	(383)
Equity method investment (loss) income	(129)	529	6,522	2,558
Other nonoperating expenses	(230)	—	(1,321)	(1,128)
Income before Income Taxes	67,592	68,476	205,657	275,937
Provision for income taxes	15,884	16,667	49,105	67,607
Net income before noncontrolling interest	51,708	51,809	156,552	208,330
Less: Net income attributable to noncontrolling interest	—	261	—	685
Net income attributable to Enova International, Inc.	$51,708	$51,548	$156,552	$207,645
Earnings per common share - diluted	$1.57	$1.36	$4.64	$5.48

Revenue
Loans and finance receivables revenue	98.6%	98.7%	98.7%	98.7%
Other	1.4	1.3	1.3	1.3
Total Revenue	100.0	100.0	100.0	100.0
Change in Fair Value	(35.5)	(23.0)	(33.8)	(11.9)
Net Revenue	64.5	77.0	66.2	88.1
Operating Expenses
Marketing	22.2	24.9	22.9	19.4
Operations and technology	10.1	11.9	10.3	12.8
General and administrative	8.1	10.5	8.4	13.8
Depreciation and amortization	2.5	2.8	2.3	2.7
Total Operating Expenses	42.9	50.1	43.9	48.7
Income from Operations	21.6	26.9	22.3	39.4
Interest expense, net	(6.8)	(5.7)	(6.3)	(6.8)
Foreign currency transaction loss	0.1	—	—	—
Equity method investment income	—	0.2	0.5	0.3
Other nonoperating expenses	(0.1)	—	(0.1)	(0.2)
Income before Income Taxes	14.8	21.4	16.4	32.7
Provision for income taxes	3.5	5.2	3.9	8.0
Net income before noncontrolling interest	11.3	16.2	12.5	24.7
Less: Net income attributable to noncontrolling interest	—	0.1	—	0.1
Net income attributable to Enova International, Inc.	11.3%	16.1%	12.5%	24.6%

Valuation of Loans and Finance Receivables

The COVID-19 pandemic severely impacted global economic conditions, resulting in substantial volatility in the financial markets, increased unemployment, and operational challenges resulting from measures that governments have imposed to control its spread. We actively worked with our customers to understand their financial situations, waive late fees, offer a variety of repayment options to increase flexibility and reduce or defer payments for impacted customers. We took measures to adjust our underwriting procedures, which reduced exposure to more heavily impacted consumers and businesses. Certain of these measures eased since the height of the pandemic, with improvement of economic conditions and our outlook.

From a loan valuation perspective, at the onset of the COVID-19 pandemic, we deemed it appropriate to increase the discount rates used in our internally-developed valuation models, thereby lowering loan fair values, to capture the increase in potential volatility in expected cash flows due to the unprecedented nature of the pandemic and governmental response. These rates remained consistent for the remainder of 2020. Over the course of 2021, we noted a tightening of credit spreads in observable pricing in the market; as such, we reduced the discount rates used in our valuations. As of December 31, 2021, our discount rates had generally returned to the levels utilized immediately prior to the pandemic. As of March 31, 2022, June 30, 2022 and September 30, 2022, we increased our discount rates based primarily on movements in the market during each period. We believe the adjustments to our discount rates to be responsive to changes in the market and representative of what a market participant would use.

After seeing increases in delinquency and charge-offs early in the pandemic, we experienced significant improvements to these metrics over the remainder of 2020 and into 2021. The U.S. government provided multiple rounds of stimulus assistance to taxpayers and businesses. Positive COVID-19 test counts in the U.S. generally decreased across the first half of 2021 although have spiked at numerous times in the past year as different variants escalate and abate. In 2022, views in the marketplace on the economy and its near-term prospects remain mixed with concerns on employment, inflation, and other macroeconomic trends. In certain situations, management concluded that the probability of future charge-offs was higher than what we had experienced in the past and, therefore, increased anticipated charge-offs in our fair value models. We continue to utilize this approach and have adjusted charge-off expectations where appropriate. As of September 30, 2022, we deemed the resulting fair value to be an appropriate market-based exit price that considers current market conditions.

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$51,708	$51,548	$156,552	$207,645
Adjustments:
Transaction-related costs(a)	—	—	—	1,424
Lease termination and cease-use gain(b)	—	(113)	—	(113)
Equity method investment loss (income)(c)	129	—	(6,194)	—
Other nonoperating expenses(d)	230	—	1,321	1,128
Intangible asset amortization	2,014	2,013	6,041	4,848
Stock-based compensation expense	5,457	5,018	15,957	16,072
Foreign currency transaction (gain) loss	(363)	102	(70)	373
Cumulative tax effect of adjustments	(1,871)	(1,581)	(3,174)	(5,843)
Adjusted earnings	$57,304	$56,987	$170,433	$225,534

Diluted earnings per share	$1.57	$1.36	$4.64	$5.48
Adjustments:
Transaction-related costs	—	—	—	0.04
Lease termination and cease-use gain	—	—	—	—
Equity method investment income	—	—	(0.18)	—
Other nonoperating expenses	0.01	—	0.04	0.03
Intangible asset amortization	0.06	0.05	0.18	0.13
Stock-based compensation expense	0.17	0.13	0.47	0.42
Foreign currency transaction (gain) loss	(0.01)	—	—	0.01
Cumulative tax effect of adjustments	(0.06)	(0.04)	(0.10)	(0.16)
Adjusted earnings per share	$1.74	$1.50	$5.05	$5.95

(a) In the first quarter of 2021, we incurred expenses totaling $1.4 million ($1.1 million net of tax) related to acquisitions and a divestiture of a subsidiary.

(b) In the third quarter of 2021, we recorded a gain of $0.1 million ($0.1 million net of tax) related to the exit of leased office space.

(c) In the second quarter of 2022, we recorded equity method investment income of $6.3 million ($3.6 million net of tax) that was comprised primarily of an $11.0 million gain generated on Linear's sale of its operating company, partially offset by a $4.4 million loss on the sale of OnDeck Canada.

(d) In the third quarter of 2022, second quarter of 2022 and second quarter of 2021, we recorded other nonoperating expenses of $0.2 million ($0.2 million net of tax), $1.1 million ($0.8 million net of tax) and $0.8 million ($0.6 million net of tax), respectively, related to incomplete transactions. In the first quarter of 2021, we recorded other nonoperating expenses of $0.4 million ($0.3 million net of tax) related to the repurchase of securitization notes.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$51,708	$51,548	$156,552	$207,645
Depreciation and amortization expenses(e)	11,270	8,912	28,368	22,990
Interest expense, net(e)	30,924	17,966	78,357	57,013
Foreign currency transaction (gain) loss(e)	(363)	102	(70)	373
Provision for income taxes	15,884	16,667	49,105	67,607
Stock-based compensation expense	5,457	5,018	15,957	16,072
Adjustment:
Transaction-related costs(a)	—	—	—	1,424
Lease termination and cease-use gain(b)	—	(113)	—	(113)
Equity method investment loss (income)(c)	129	(529)	(6,522)	(2,558)
Other nonoperating expenses(d)	230	—	1,321	1,128
Adjusted EBITDA	$115,239	$99,571	$323,068	$371,581

Adjusted EBITDA margin calculated as follows:
Total Revenue	$456,200	$320,160	$1,249,921	$844,324
Adjusted EBITDA	115,239	99,571	323,068	371,581
Adjusted EBITDA as a percentage of total revenue	25.3%	31.1%	25.8%	44.0%

(a) In the first quarter of 2021, we incurred expenses totaling $1.4 million related to acquisitions and a divestiture of a subsidiary.

(b) In the third quarter of 2021, we recorded a gain of $0.1 million related to the exit of leased office space.

(c) In the second quarter of 2022, we recorded equity method investment income of $6.3 million that was comprised primarily of an $11.0 million gain generated on Linear's sale of its operating company, partially offset by a $4.4 million loss on the sale of OnDeck Canada.

(d) In the third quarter of 2022, second quarter of 2022 and second quarter of 2021, we recorded other nonoperating expenses of $0.2 million, $1.1 million and $0.8 million, respectively, related to incomplete transactions. In the first quarter of 2021, we recorded other nonoperating expenses of $0.4 million related to the repurchase of securitization notes.

(e) Excludes amounts attributable to noncontrolling interests.

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

THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2021

Revenue and Net Revenue

Revenue increased $136.0 million, or 42.5%, to $456.2 million for the current quarter as compared to $320.2 million for the prior year quarter. The increase was driven by a 71.7% increase in revenue from our small business portfolio and a 28.6% increase in revenue from our consumer portfolio as higher levels of originations in 2021 and into 2022 have led to higher loan balances for both portfolios.

Net revenue for the current quarter was $294.2 million compared to $246.4 million for the prior year quarter. Our consolidated net revenue margin was 64.5% for the current quarter compared to 77.0% for the prior year quarter. The net revenue margin in the prior year quarter was elevated due primarily to lower delinquency rates and lower than expected charge-offs as a result of portfolio seasoning and lower originations. With originations having increased across the second half of 2021 and through September 30, 2022, the net revenue margin in the current quarter was in a more normalized range.

The following table sets forth the components of revenue and net revenue, separated by product for the current quarter and the prior year quarter (in thousands):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$277,096	$215,432	$61,664	28.6%
Small business loans and finance receivables revenue	172,721	100,610	72,111	71.7
Total loans and finance receivables revenue	449,817	316,042	133,775	42.3
Other	6,383	4,118	2,265	55.0
Total revenue	456,200	320,160	136,040	42.5
Change in fair value	(162,005)	(73,778)	(88,227)	119.6
Net revenue	$294,195	$246,382	$47,813	19.4%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	60.7%	67.3%
Small business loans and finance receivables revenue	37.9	31.4
Total loans and finance receivables revenue	98.6	98.7
Other	1.4	1.3
Total revenue	100.0	100.0
Change in fair value	(35.5)	(23.0)
Net revenue	64.5%	77.0%
Loan and Finance Receivable Balances

The fair value of our loan and finance receivable portfolio in our consolidated financial statements was $2,765.1 million and $1,635.3 million as of September 30, 2022 and 2021, respectively. The outstanding principal balance of our loan and finance receivables portfolio was $2,552.6 million and $1,586.4 million as of September 30, 2022 and 2021, respectively. The fair value of the combined loan and finance receivables portfolio includes $16.1 million and $16.9 million with an outstanding principal balance of $11.8 million and $11.4 million of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of September 30, 2022 and 2021, respectively.

Our small business portfolio of loans and finance receivables increased to 61.4% of our combined loan and finance receivable portfolio at fair value as of September 30, 2022, compared to 55.2% as of September 30, 2021 due primarily to more accelerated growth in the small business portfolio. The consumer portfolio balance decreased to 38.6% of our combined loan and finance receivable portfolio balance at fair value as of September 30, 2022, compared to 44.8% as of September 30, 2021. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables Measures” above for additional information related to combined loans and finance receivables.

The following tables summarize loan and finance receivable balances outstanding as of September 30, 2022 and 2021 (in thousands):

	As of September 30, 2022			As of September 30, 2021
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined	Owned(a)	Company(a)	Combined(b)
Consumer loans and finance receivables
Principal	$972,320	$11,843	$984,163	$709,781	$11,354	$721,135
Fair value	1,056,205	16,144	1,072,349	723,553	16,921	740,474
Fair value as a % of principal	108.6%	136.3%	109.0%	101.9%	149.0%	102.7%
Small business loans and finance receivables
Principal	$1,580,289	$—	$1,580,289	$876,668	$—	$876,668
Fair value	1,708,918	—	1,708,918	911,729	—	911,729
Fair value as a % of principal	108.1%	—%	108.1%	104.0%	—%	104.0%
Total loans and finance receivables
Principal	$2,552,609	$11,843	$2,564,452	$1,586,449	$11,354	$1,597,803
Fair value	2,765,123	16,144	2,781,267	1,635,282	16,921	1,652,203
Fair value as a % of principal	108.3%	136.3%	108.5%	103.1%	149.0%	103.4%

(a) GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

At September 30, 2022 and 2021, the ratio of fair value as a percentage of principal was 108.3% and 103.1%, respectively, on company owned loans and finance receivables and 108.5% and 103.4%, respectively, on combined loans and finance receivables. These ratios increased compared to the prior year due primarily to an improvement in credit outlook on most products and improved delinquency rates for certain consumer products, partially offset by higher delinquency rates for certain consumer and small business products.

Average Amount Outstanding per Loan and Finance Receivable

The average amount outstanding per loan and finance receivable is calculated as the total combined loans and finance receivables, gross balance at the end of the period divided by the total number of combined loans and finance receivables outstanding at the end of the period. The following table shows the average amount outstanding per loan and finance receivable by product at September 30, 2022 and 2021:

	As of September 30,
	2022	2021
Average amount outstanding per loan and finance receivable(a)
Consumer loans and finance receivables(b)	$2,156	$1,812
Small business loans and finance receivables	37,670	33,581
Total loans and finance receivables(b)	$4,980	$3,633

(a) The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.

(b) Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

The average amount outstanding per loan and finance receivable increased to $4,980 from $3,633 during the current quarter compared to the prior year quarter, due primarily to an increase in the mix of loans and finance receivables held by small businesses in our portfolio, which are larger on average than our consumer portfolio.

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

	Three Months Ended
	September 30,
	2022	2021
Average loan and finance receivable origination amount(a)
Consumer loans and finance receivables(b)(c)	$717	$664
Small business loans and finance receivables(c)	17,849	15,610
Total loans and finance receivables(b)	$2,014	$1,372

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

The average loan and finance receivable origination amount increased to $2,014 from $1,372 during the current quarter compared to the prior year quarter, due primarily to an increase in the mix of higher dollar amount loans and finance receivables to small businesses.

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

The payment status of a customer, including the degree of any delinquency, is a significant factor in determining estimated charge-offs in the cash flow models that we use to determine fair value. The following table shows payment status on outstanding principal, interest and fees as of the end of each of the last five quarters (in thousands):

	2021		2022
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$1,650,771	$1,944,263	$2,169,140	$2,377,514	$2,630,537
Guaranteed by the Company(a)	13,239	13,750	11,858	13,997	14,330
Ending combined loan and finance receivables balance(b)	$1,664,010	$1,958,013	$2,180,998	$2,391,511	$2,644,867
> 30 days delinquent	90,782	103,213	113,798	121,459	147,688
> 30 days delinquency rate	5.5%	5.3%	5.2%	5.1%	5.6%

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

(b) Non-GAAP measure.

Consumer Loans and Finance Receivables

The following table includes financial information for our consumer loans and finance receivables. Delinquency metrics include principal, interest and fees, and only amounts that are past due (in thousands):

	2021		2022
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$709,781	$867,751	$888,657	$936,601	$972,320
Guaranteed by the Company(a)	11,354	11,790	10,027	11,873	11,843
Total combined loan and finance receivable principal balance(b)	$721,135	$879,541	$898,684	$948,474	$984,163
Consumer combined loan and finance receivable fair value balance:
Company owned	$723,553	$890,144	$934,351	$989,128	$1,056,205
Guaranteed by the Company(a)	16,921	18,813	14,433	17,860	16,144
Ending combined loan and finance receivable fair value balance(b)	$740,474	$908,957	$948,784	$1,006,988	$1,072,349
Fair value as a % of principal(b)(c)	102.7%	103.3%	105.6%	106.2%	109.0%
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$768,964	$927,673	$951,560	$1,004,847	$1,039,792
Guaranteed by the Company(a)	13,239	13,750	11,858	13,997	14,330
Ending combined loan and finance receivable balance(b)	$782,203	$941,423	$963,418	$1,018,844	$1,054,122
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$702,818	$836,147	$953,108	$966,816	$1,027,100
Guaranteed by the Company(a)(d)	11,366	13,212	12,960	12,591	14,421
Average combined loan and finance receivable balance(b)(d)	$714,184	$849,359	$966,068	$979,407	$1,041,521

Revenue	$215,432	$243,570	$248,547	$253,043	$277,096
Change in fair value	(97,061)	(104,715)	(116,767)	(133,078)	(135,646)
Net revenue	118,371	138,855	131,780	119,965	141,450
Net revenue margin	54.9%	57.0%	53.0%	47.4%	51.0%

Delinquencies:
> 30 days delinquent	$45,804	$59,312	$70,480	$72,300	$77,258
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	5.9%	6.3%	7.3%	7.1%	7.3%

Charge-offs:
Charge-offs (net of recoveries)	$57,836	$112,582	$137,224	$134,524	$167,762
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	8.1%	13.3%	14.2%	13.7%	16.1%

(a) Represents loans originated by third-party lenders through the CSO programs that we have not yet purchased, which are not included in our consolidated balance sheets.

(b) Non-GAAP measure.

(c) Determined using period-end balances.

(d) The average combined loan and finance receivable balance is the average of the month-end balances during the period.

The ending balance, including principal and accrued fees/interest outstanding, of combined consumer loans and finance receivables at September 30, 2022 increased 34.8% to $1,054.1 million compared to $782.2 million at September 30, 2021, due primarily to the acceleration in originations beginning approximately mid-2021, following the strategic reduction in originations at the onset of the COVID-19 pandemic to mitigate risks associated with the pandemic.

The percentage of loans greater than 30 days delinquent increased to 7.3% at September 30, 2022, compared to 5.9% at September 30, 2021. The increase was driven primarily by growth in originations in the current year, particularly to new customers, which typically default at a higher percentage than returning customers.

Charge-offs (net of recoveries) as a percentage of average combined loan balance increased to 16.1% for the current quarter, compared to 8.1% for the prior year quarter, driven primarily by growth in originations, particularly to new customers, which typically default at a higher percentage than returning customers. In the prior year quarter, this charge-off rate was lower due primarily to our having a more seasoned and lower risk portfolio remaining as originations since the onset of the COVID-19 pandemic had been significantly lower and the majority of higher risk loans to new customers originated in prior quarters had been charged off. The charge-off rate in the current quarter is more consistent with rates experienced prior to the COVID-19 pandemic.

The ratio of fair value as a percentage of principal on consumer loans and finance receivables was 109.0% at September 30, 2022, compared to 102.7% at September 30, 2021 and 106.2% at June 30, 2022. The increase from June 30, 2022 was primarily driven by an improvement in early-stage delinquencies. Refer also to “Results of Operations—COVID-19” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on loan valuation.

Small Business Loans and Finance Receivables

The following table includes financial information for our small business loans and finance receivables. Delinquency metrics include principal, interest, and fees, and only amounts that are past due (in thousands):

	2021		2022
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$876,668	$1,010,675	$1,210,389	$1,364,055	$1,580,289
Ending loan and finance receivable fair value balance	911,729	1,074,546	1,297,533	1,471,723	1,708,918
Fair value as a % of principal(a)	104.0%	106.3%	107.2%	107.9%	108.1%

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$881,807	$1,016,590	$1,217,580	$1,372,667	$1,590,745

Average loan and finance receivable balance(b)	$837,606	$956,110	$1,122,609	$1,288,384	$1,488,029

Revenue	$100,610	$115,063	$132,594	$149,909	$172,721
Change in fair value	24,515	22,804	1,138	(8,764)	(24,662)
Net revenue	125,125	137,867	133,732	141,145	148,059
Net revenue margin	124.4%	119.8%	100.9%	94.2%	85.7%

Delinquencies:
> 30 days delinquent	$44,978	$43,901	$43,318	$49,159	$70,430
> 30 days delinquent as a % of loan balance(a)	5.1%	4.3%	3.6%	3.6%	4.4%

Charge-offs:
Charge-offs (net of recoveries)	$7,060	$7,677	$20,860	$27,867	$43,778
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	0.8%	0.8%	1.9%	2.2%	2.9%

(a) Determined using period-end balances.

(b) The average loan and finance receivable balance is the average of the month-end balances during the period.

The ending balance, including principal and accrued fees/interest outstanding, of small business loans and finance receivables at September 30, 2022 increased 80.4% to $1,590.7 million compared to $881.8 million at September 30, 2021, due primarily to the continued impact of strong originations.

The percentage of loans greater than 30 days delinquent was 4.4% at September 30, 2022, compared to 5.1% at September 30, 2021. Delinquency has improved in all of our small business portfolios, as we have actively worked with our customers to understand their financial situations, offering a variety of repayment options to increase flexibility and reducing or deferring payments for impacted customers.

Charge-offs (net of recoveries) as a percentage of average loan balance increased to 2.9% for the current quarter, compared to 0.8% in the prior year quarter, due primarily to growth in originations, particularly to new customers, which typically default at a higher percentage than returning customers. In the prior year quarter, this charge-off rate was lower due primarily to our having a more seasoned portfolio remaining as originations since the onset of the COVID-19 pandemic had been significantly lower and the majority of higher risk loans to new customers originated in prior quarters had been charged off.

The ratio of fair value as a percentage of principal on small business loans and finance receivables was 108.1% at September 30, 2022, compared to 104.0% at September 30, 2021 and 107.9% at June 30, 2022. The increase from June 30, 2022 was nominal as credit metrics remained fairly consistent.

Total Operating Expenses

Total expenses increased $35.5 million, or 22.2%, to $195.7 million in the current quarter, compared to $160.2 million in the prior year quarter.

Marketing expense increased to $101.3 million in the current quarter compared to $79.7 million in the prior year quarter due primarily to our efforts to capture increasing market demand for loan products in the current quarter. Certain marketing costs, such as commissions paid to third-party lead providers, are variable and increase as originations increase.

Operations and technology expense increased to $45.9 million in the current quarter compared to $38.0 million in the prior year quarter, due primarily to higher variable costs, particularly personnel and underwriting, due to the increase in originations and the size of the loan portfolio.

General and administrative expense increased to $37.2 million in the current quarter compared to $33.6 million in the prior year quarter, due primarily to higher personnel costs.

Depreciation and amortization expense increased $2.4 million or 26.4% compared to the prior year quarter driven primarily by $3.6 million in impairment charges recorded in the current quarter on internal-use software that was retired.

Nonoperating Items

Interest expense, net increased $12.8 million, or 70.3%, to $30.9 million in the current quarter compared to $18.1 million in the prior year quarter. The increase was due primarily to an increase in the average amount of debt outstanding, which increased $867.6 million to $1,933.0 million during the current quarter from $1,065.4 million during the prior year quarter, partially offset by a decrease in the weighted average interest rate on our outstanding debt to 6.46% during the current quarter from 6.65% during the prior year quarter.

Provision for Income Taxes

The effective tax rate of 23.5% in the current quarter was lower than the 24.3% rate recorded in the prior year quarter due primarily to the revaluation of the deferred tax liability related to reductions in in state apportionment in separate company filing states, partially offset by higher nondeductible executive compensation.

As of September 30, 2022, the balance of unrecognized tax benefits was $73.0 million which is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, $11.1 million of which, if recognized, would favorably affect the effective tax rate in the period of recognition. We had $35.3 million and $44.1 million of unrecognized tax benefits as of September 30, 2021 and December 31, 2021, respectively. We believe that we have adequately accounted for any material tax uncertainties in our existing reserves for all open tax years.

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

Net Income

Net income increased $0.2 million, or 0.3%, to $51.7 million during the current quarter compared to $51.5 million during the prior year quarter. The increase was due primarily to higher net revenue resulting from growth in the size of the business, which was mostly offset by higher associated costs, particularly marketing and interest.

NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2021

Revenue and Net Revenue

Revenue increased $405.6 million, or 48.0%, to $1,249.9 million for the nine-month period ended September 30, 2022, or current nine-month period, as compared to $844.3 million for the nine-month period ended September 30, 2021, or prior year nine-month period. The increase was driven by a 73.9% increase in revenue from our small business portfolio and a 36.2% increase in revenue from our consumer portfolio as higher levels of originations in 2021 and into 2022 have led to higher loan balances for both portfolios.

Net revenue for the current nine-month period was $827.4 million compared to $743.9 million for the prior year nine-month period. Our consolidated net revenue margin was 66.2% for the current nine-month period compared to 88.1% for the prior year nine-month period. The net revenue margin in the prior year nine-month period was elevated due primarily to lower delinquency rates and lower than expected charge-offs as a result of portfolio seasoning and lower originations. With originations having increased across the second half of 2021 and through September 30, 2022, the net revenue margin in the current nine-month period was in a more normalized range.

The following table sets forth the components of revenue and net revenue, separated by product for the current nine-month period and the prior year nine-month period (in thousands):

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$778,686	$571,681	$207,005	36.2%
Small business loans and finance receivables revenue	455,224	261,731	193,493	73.9
Total loans and finance receivables revenue	1,233,910	833,412	400,498	48.1
Other	16,011	10,912	5,099	46.7
Total revenue	1,249,921	844,324	405,597	48.0
Change in fair value	(422,465)	(100,443)	(322,022)	320.6
Net revenue	$827,456	$743,881	$83,575	11.2%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	62.3%	67.7%
Small business loans and finance receivables revenue	36.4	31.0
Total loans and finance receivables revenue	98.7	98.7
Other	1.3	1.3
Total revenue	100.0	100.0
Change in fair value	(33.8)	(11.9)
Net revenue	66.2%	88.1%

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

	Nine Months Ended
	September 30,
	2022	2021
Average loan and finance receivable origination amount(a)
Consumer loans and finance receivables(b)(c)	$677	$602
Small business loans and finance receivables(c)	16,983	15,236
Total loans and finance receivables(b)	$1,773	$1,358

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

The average loan origination amount increased to $1,773 from $1,358 during the current nine-month period compared to the prior year nine-month period, due primarily to the gradual easing of restrictions on loan amounts as risks from the COVID-19 pandemic abated as well as an increase in the mix of higher dollar amount loans and finance receivables to small businesses.

Total Expenses

Total expenses increased $137.2 million, or 33.3%, to $548.7 million in the current nine-month period, compared to $411.5 million in the prior year nine-month period.

Marketing expense increased to $286.0 million in the current nine-month period compared to $163.6 million in the prior year nine-month period. The increase was due primarily to our efforts to capture increasing market demand for loan products in the current nine-month period. The prior year nine-month period was abnormally low due to our strategic actions to mitigate risks associated with the COVID-19 pandemic. Certain marketing costs, such as commissions paid to third-party lead providers, are variable and increase as originations increase.

Operations and technology expense increased to $128.9 million in the current nine-month period compared to $108.6 million in the prior year nine-month period, due primarily to higher variable costs, particularly personnel and underwriting, due to the increase in originations and the size of the loan portfolio.

General and administrative expense decreased $10.9 million, or 9.4%, to $105.4 million in the current nine-month period compared to $116.3 million in the prior year nine-month period, due primarily to synergies achieved following the October 2020 acquisition of OnDeck.

Depreciation and amortization expense increased $5.4 million or 23.3% compared to the prior year nine-month period driven primarily by $3.6 million in impairment charges recorded in the current nine-month period on internal-use software that was retired as well as additional internal-use software placed into service and fixed assets and intangible assets acquired with Pangea.

Nonoperating Items

Interest expense, net increased $20.8 million, or 36.3%, to $78.3 million in the current nine-month period compared to $57.5 million in the prior year nine-month period. The increase was due primarily to an increase of $756.2 million in the average amount of debt outstanding to $1,755.5 million during the current nine-month period from $999.3 million during the prior year nine-month period, partially offset by a decrease in the weighted average interest rate on our outstanding debt to 6.07% during the current nine-month period from 7.65% during the prior year nine-month period.

Equity method investment income increased $4.0 million, or 155.0%, to $6.5 million in the current nine-month period compared to $2.5 million in the prior year nine-month period. In the current nine-month period, Linear sold its operating company, resulting in a gain of $11.0 million, which was partially offset by a $4.4 million loss on the sale of OnDeck Canada.

Provision for Income Taxes

The effective tax rate of 23.9% in the current nine-month period was lower than the effective tax rate of 24.5% in the prior year nine-month period due primarily to the revaluation of the deferred tax liability related to reductions in state apportionment in separate company filing states.

Net Income

Net income decreased $51.0 million, or 24.6%, to $156.6 million during the current nine-month period compared to $207.6 million during the prior year nine-month period. The decrease was due primarily to higher costs attributable to growth in the size of the business coupled with a lower but more normalized net revenue margin in the current nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

Since the start of the COVID-19 pandemic, we have taken various actions to maintain a stable and flexible balance sheet that ensures liquidity and funding available to meet our business obligations. As of September 30, 2022, we had cash, cash equivalents, and restricted cash of $172.1 million, of which $84.4 million was restricted, compared to $225.9 million, of which $60.4 million was restricted, as of December 31, 2021. During the three months ended March 31, 2022, we increased the borrowing capacity on four of our loan securitization facilities without having to increase any of the respective borrowing rates. In June 2022, we entered into a new $420.0 million loan securitization facility and increased the aggregate principal on our existing secured revolving credit agreement while extending its term. As of September 30, 2022, we had funding capacity of $579.9 million. Based on numerous stressed-case modeling scenarios, we believe we have sufficient liquidity to run our operations for the foreseeable future. Further, we have no recourse debt obligations due until September 2024.

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

On June 30, 2017, we entered into a secured revolving credit agreement (as amended, the “Credit Agreement”). On April 13, 2018, October 5, 2018, July 1, 2019 and May 10, 2021, we and certain of our operating subsidiaries entered into amendments to our Credit Agreement. On June 23, 2022, we entered into an additional amendment to our Credit Agreement that, among other things, increased the borrowing capacity to $440.0 million, with a $20.0 million letter of credit sublimit and $10.0 million swingline loan sublimit. The Credit Agreement bears interest, at our option, at the base rate plus 0.75% or the Secured Overnight Financing Rate plus 3.50%. In addition to customary fees for a credit facility of this size and type, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the commitment, and ranges from 0.15% per annum to 0.50% per annum depending on usage. The Credit Agreement contains certain prepayment penalties if it is terminated on or before the first and second anniversary dates, subject to certain exceptions. The Credit Agreement matures on June 30, 2026. As of October 26, 2022, our available borrowings under the Credit Agreement were $130.3 million. Since 2016, we have entered into several loan securitization facilities and offered asset-backed notes to fund our growth, primarily in our near-prime consumer installment loan and small business loan businesses. On October 21, 2022, we entered into a receivables funding agreement that provides additional funding capacity of $125.0 million. As of October 26, 2022, we had funding capacity of $506.2 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer and small business loan securitization facilities.

As of September 30, 2022, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending, which could be expected to generate additional liquidity.

Capital

Our Total stockholders’ equity increased by $53.2 million to $1,146.2 million at September 30, 2022 from $1,093.1 million at December 31, 2021. The increase of stockholders’ equity was driven primarily by net income for the nine months ended September 30, 2022 and, to a lesser extent, stock-based compensation expense, partially offset by repurchases of our outstanding common stock. Our book value per share outstanding increased to $36.24 at September 30, 2022 from $32.01 at December 31, 2021, which was primarily driven by the decrease in shares outstanding as a result of share repurchases, which is discussed in more detail below.

On November 5, 2020, we announced the Board of Directors had authorized a share repurchase program for up to $50.0 million of our outstanding common stock through December 31, 2021 (the “2020 Authorization”). On November 4, 2021, we announced the Board of Directors authorized a new share repurchase program totaling $150.0 million through December 31, 2022 (the “2021 Authorization”). The 2021 Authorization replaced the 2020 Authorization. On February 9, 2022, we announced the Board of Directors authorized a new share repurchase program totaling $100.0 million through June 30, 2023 (the "2022 Authorization"). The 2022 Authorization replaced the 2021 Authorization. Repurchases under our share repurchase programs are made in accordance with applicable securities laws from time to time in the open market, through privately negotiated transactions or otherwise. Our share repurchase programs do not obligate us to purchase any shares of our common stock. Similar to our previous share repurchase programs, the 2022 Authorization may be terminated, increased or decreased by the Board of Directors in its discretion at any time. During the nine months ended September 30, 2022, we had $118.8 million in repurchases of common stock under our share repurchase programs.

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

Current Debt Facilities

The following table summarizes our debt facilities as of September 30, 2022 (dollars in thousands).

	Maturity date		Weighted average interest rate(a)	Borrowing capacity		Principal outstanding
Funding Debt:
2018-1 Securitization Facility	March 2027	(b)	6.54%	200,000	(h)	175,000
2018-2 Securitization Facility	July 2025	(c)	6.74%	225,000	(i)	189,327
2019-A Securitization Notes	June 2026		7.62%	276		276
ODR 2021-1 Securitization Facility	November 2024	(d)	4.33%	200,000	(j)	169,000
ODR 2022-1 Securitization Facility	June 2025	(e)	5.73%	420,000		62,000
RAOD Securitization Facility	December 2023	(f)	5.10%	236,842	(k)	236,842
ODAST III Securitization Notes	May 2027	(g)	2.07%	300,000		300,000
Total funding debt			4.71%	$1,582,118		$1,132,445
Corporate Debt:
8.50% Senior Notes Due 2024	September 2024		8.50%	250,000		250,000
8.50% Senior Notes Due 2025	September 2025		8.50%	375,000		375,000
Revolving line of credit	June 2026		6.51%	440,000	(l)	309,000
Total corporate debt			7.84%	$1,065,000		$934,000

(a) The weighted average interest rate is determined based on the rates and principal balances on September 30, 2022. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

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

(h) During the current nine-month period, we amended this facility to increase the maximum borrowing capacity from $150.0 million to $200.0 million.

(i) During the current nine-month period, we amended this facility to increase the maximum borrowing capacity from $150.0 million to $225.0 million.

(j) During the current nine-month period, we amended this facility to increase the maximum borrowing capacity from $150.0 million to $200.0 million.

(k) During the current nine-month period, we amended this facility to increase the maximum borrowing capacity from $177.6 million to $236.8 million.

(l) During the current nine-month period, we amended the Revolving line of credit to increase the borrowing capacity from $310.0 million to $440.0 million. Additionally, we had an outstanding letter of credit under the Revolving line of credit of $0.8 million as of September 30, 2022.

Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Total cash flows provided by operating activities	$624,860	$325,157
Cash flows used in investing activities
Loans and finance receivables	(1,200,390)	(470,416)
Acquisitions, net of cash acquired	—	(29,153)
Capitalization of software development costs and purchases of fixed assets	(33,290)	(22,031)
Sale of a subsidiary	8,713	—
Other investing activities	—	25
Total cash flows used in investing activities	(1,224,967)	(521,575)
Cash flows provided by financing activities	$545,846	$115,433

Cash Flows from Operating Activities

Net cash provided by operating activities increased $299.7 million, or 92.2%, to $624.9 million in the current nine-month period from $325.2 million for the prior year nine-month period. The increase was driven primarily by additional interest and fee income from growth in the loan portfolio, particularly since mid-2021. Net cash provided by operating activities for the nine months ended September 30, 2021 was abnormally low due to the strategic reduction in originations implemented at the onset of the COVID-19 pandemic.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $1,225.0 million for the current nine-month period compared to $521.6 million for the prior year nine-month period. This change was due primarily to a $730.0 million increase in net cash used to fund loans and finance receivables in the current nine-month period compared to the prior year nine-month period when originations were slowed due to the impact of the COVID-19 pandemic. This increase was partially offset by the acquisition of Pangea for $29.2 million, net of cash acquired, in the prior year nine-month period.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the current nine-month period were driven primarily by $563.9 million and $109.0 million in net borrowings under our securitization facilities and revolving line of credit, respectively, partially offset by $124.1 million in share repurchases. Cash flows provided by financing activities for the prior year nine-month period were driven primarily by $129.3 million in net borrowings under our securitization facilities.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2022 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b) (in thousands)
July 1 – July 31, 2022	192,500	$30.83	192,200	$40,640
August 1 – August 31, 2022	200,449	35.99	199,000	33,474
September 1 – September 30, 2022	197,200	33.18	197,200	26,932
Total	590,149	$33.37	588,400	$26,932

(a) Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 300 and 1,449 for the months of July and August, respectively.

(b) On November 4, 2021, the Company announced the Board of Directors authorized a share repurchase program totaling $150.0 million through December 31, 2022 (the "2021 Authorization"). On February 9, 2022, the Company announced the Board of Directors authorized a new share repurchase program totaling $100.0 million through June 30, 2023. The new program replaced the 2021 Authorization. The Company repurchased $132.7 million of common stock under the 2021 Authorization before it was terminated. All share repurchases made under these repurchase authorizations have been through open market transactions. Our share repurchase programs are subject to market conditions, do not obligate us to purchase any shares of our common stock, and may be terminated, increased or decreased by the Board of Directors in its discretion at any time.

We do not plan to declare cash dividends in the foreseeable future. Any declaration of dividends is at the discretion of our Board of Directors. Our agreements governing our existing debt contain restrictions which limit our ability to pay dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Enova International, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on November 17, 2017)

3.2	Enova International, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 17, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 28, 2022	ENOVA INTERNATIONAL, INC.

	By:	/s/ Steven E. Cunningham
Steven E. Cunningham
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)