Form 10-K
period 2022-12-31
Enova International, Inc.
filed 2023-02-24
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of 31,203,162 shares of the registrant’s common stock, par value $0.00001 per share, held by non-affiliates on June 30, 2022 was approximately $899,275,129.

At February 22, 2023 there were 31,551,665 shares of the registrant’s Common Stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2023 Annual Meeting of stockholders are incorporated by reference into Part III of this report.

ENOVA INTERNATIONAL, INC.

YEAR ENDED DECEMBER 31, 2022

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

PART I

ITEM 1. BUSINESS

Overview

We are a leading technology and analytics company focused on providing online financial services. In 2022, we extended approximately $4.5 billion in credit or financing to borrowers. As of December 31, 2022, we offered or arranged loans or draws on lines of credit to consumers in 37 states in the United States and Brazil. We also offered financing to small businesses in all 50 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through December 31, 2022, we have completed approximately 57.8 million customer transactions and collected approximately 60 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include installment loans and receivables purchase agreements (“RPAs”) and line of credit accounts.

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

Our flexible and scalable technology platforms allow us to process and complete customers’ transactions quickly and efficiently. In 2022, we processed approximately 2.5 million transactions, and we continue to grow our loan and finance receivables portfolio and increase the number of customers we serve through desktop, tablet and mobile platforms. Our highly customizable technology platforms allow us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In 2012, we launched a new product in the United States designed to serve near-prime customers. In 2014, we launched our business in Brazil, where we arrange financing for borrowers through a third-party lender. In addition, in 2014, we introduced a new line of credit product in the United States to serve the needs of small businesses. In 2015, we further expanded our product offering by acquiring certain assets of a company that provides financing and installment loans to small businesses by offering RPAs. In October 2020, we acquired, through a merger, On Deck Capital Inc. (“OnDeck”), a small business lending company offering lending and funding solutions to small businesses in the U.S., Australia and Canada, to expand our small business offerings. In March 2021, we acquired Pangea Universal Holdings (“Pangea”), which provides mobile international money transfer services to customers in the U.S with a focus on Latin America and Asia. These new products have allowed us to further diversify our product offerings and customer base.

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

Installment loans. Certain subsidiaries (i) directly offer installment loans, (ii) as part of our Bank Programs, purchase or purchase a participating interest in, installment loans or (iii) as part of our CSO program, arrange and guarantee installment loans, as discussed below. Certain subsidiaries offer, or arrange through our Bank Programs and CSO program, unsecured consumer installment loan products in 37 states in the United States and small business installment loans in 47 states and in Washington D.C. Internationally, we also offer or arrange unsecured consumer installment loan products in Brazil. Terms for our installment loan products range between two and 60 months. Loans may be repaid early at any time with no additional prepayment charges.

Line of credit accounts. Certain subsidiaries directly offer, or purchase a participation interest in receivables through our Bank Programs, new consumer line of credit accounts in 31 states (and continue to service existing line of credit accounts in two additional states) in the United States and business line of credit accounts in 47 states and in Washington D.C. in the United States, which allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with the terms of the line of credit account. As long as the customer’s account is in good standing and has credit available, customers may continue to borrow on their line of credit.

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

CSO program. We currently operate a credit services organization or credit access business ("CSO") program in Texas. Through our CSO program, we provide services related to third-party lenders’ installment consumer loan products by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under our CSO program include credit-related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents (“CSO loans”). When a consumer executes an agreement with us under our CSO program, we agree, for a fee payable to us by the consumer, to provide certain services, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. For CSO loans, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. We, in turn, are responsible for assessing whether or not we will guarantee such loan. The guarantee represents an obligation to purchase the loan, which has terms of up to six months, if it goes into default.

As of December 31, 2022 and 2021, the outstanding amount of active and current consumer loans originated by third-party lenders under the CSO programs was $15.6 million and $13.8 million, respectively, which were guaranteed by us.

Bank programs. Certain subsidiaries operate programs with certain banks to provide marketing services and loan servicing for near-prime unsecured consumer installment loans and, beginning in January 2021, line of credit accounts. Under the programs, those subsidiaries receive marketing and servicing fees. The bank has the ability to sell, and the participating subsidiaries have the option, but not the requirement, to purchase, the loans or a participating interest in receivables the bank originates. We do not guarantee the performance of the loans and line of credit accounts originated by the bank. As part of the OnDeck business both prior and subsequent to Enova’s acquisition, OnDeck operates a program with a separate bank to provide marketing services and loan servicing for small business installment loans and line of credit accounts. Under the OnDeck program, we receive marketing fees while the bank receives origination fees and certain program fees. The bank has the ability to sell and we have the option, but not the requirement, to purchase the installment loans the bank originates and, in the case of line of credit accounts, extensions under those line of credit accounts. We do not guarantee the performance of the loans or line of credit accounts originated by the bank.

Our Markets

We currently provide our services in the following countries:

United States. We began our online business in the United States in May 2004. As of December 31, 2022, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, OnDeck at www.ondeck.com, Headway Capital at www.headwaycapital.com, The Business Backer at www.businessbacker.com, and Pangea at www.pangeamoneytransfer.com. The United States represented 99.2% of our total revenue in 2022 and 98.1% of our total revenue in 2021.

Brazil. In June 2014, we launched our business in Brazil under the name Simplic at www.simplic.com.br, where we arrange unsecured consumer installment loans for a third-party lender. We plan to continue to invest in and expand our financial services program in Brazil. Brazil represented 0.7% of total revenue in 2022 and 1.0% of total revenue in 2021.

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

The breakout of the combined loans and finance receivables and revenue of our product offerings is set forth below:

Year ended December 31, 2022
Revenue by Product

Other 2%
Small
Business 37%
Consumer
61%

Year ended December 31, 2022
Combined Loans and Finance Receivables by Product
Consumer
37%
Small Business
63%

Our Industry

The internet has transformed how consumers and small businesses shop for and acquire products and services. According to a study by the United Nations, 66% of the world’s population had access to the internet in 2022, a 3% increase from 2021. Cisco’s annual Internet Report reported that global internet usage is expected to increase at a pace of 6% through 2023. Accompanying the rise in internet usage is the continued disruption of storefront retail by e-commerce companies like Amazon, as consumers flock to purchase goods and interact with businesses online. The U.S. Census Bureau Department of Commerce reported e-commerce saw a 10.8% increase in the third quarter of 2022 compared to 2021. According to the U.S. Census Bureau, e-commerce sales as a percent of total quarterly retail sales in the United States accounted for 14.8% in the third quarter of 2022. In addition, a number of traditional financial services, such as banking, bill payment and investing, have become widely available online. An October 2022 report by the American Bankers Association found that approximately 72% of bank customers in a U.S. sample have used mobile apps or online banking as a means of accessing banking services in the past 12 months. This level of use highlights the extent to which consumers now accept the internet for conducting their financial transactions and are willing to entrust their financial information to online companies. We believe the increased acceptance of online financial services has led to an increased demand for online lending and financing, the benefits of which include customer privacy, easy access, security, 24/7 availability to apply for a loan or financing, speed of funding and transparency of fees and interest.

We use the internet to serve the large and growing number of underbanked consumers and small businesses that have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. In its Report on the Economic Well-Being of U.S. Households in 2021 published in May 2022, the Federal Reserve noted that relatively small, unexpected expenses, such as a car repair or a modest medical bill, can be a hardship for many families and that, when faced with a hypothetical expense of $400, 32 percent of adults said they could not cover it completely using cash, savings or a credit card paid off at the end of the month, revealing the need for alternative sources. The onset and continued impacts of the COVID-19 pandemic have exacerbated financial disruptions for many working-class individuals. According to the same 2022 report by the Federal Reserve a sizable portion of the population (19%) is unbanked or underbanked. In 2021, the Federal Reserve reported a 1% decrease in the origination of new credit over the past 12 months.

Small businesses are also suffering from lack of access to credit from traditional lenders. Among a sample of small businesses surveyed for the U.S. Census Bureau April 2022 Small Business Pulse Survey, 66% reported that the pandemic had a negative effect on their business. According to a 2022 study by the Federal Reserve Banks, 61% of employer firms used personal funds to address their business’s financial challenges. In 2021, 77% of employer firms applied for some type of emergency funding. Online lending and funding options are emerging as a solution for small businesses that are seeking capital. The Federal Reserve found that 10% of small businesses surveyed applied for credit from online lenders.

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

Our Customers

Our non-prime consumer base is comprised largely of individuals living in households that earn an average annual income of $44,000 in the United States. The non-prime lending market is sizable in the United States and Brazil. We estimate there is a $77 billion consumer lending opportunity market in the United States. In Brazil, we estimate there to be a $43 billion consumer loans market. Small business lending is also an attractive market opportunity, with an estimated total U.S. small business loan market of $372 billion. Tighter banking regulations have forced banks to vacate the U.S. market for loans under $1 million. According to a 2021 study by the Federal Reserve Banks, loans under $250 thousand accounted for 71% of all small business loan applications. Our small business customers have median annual sales of approximately $577 thousand and average operating history of 10.7 years.

Our Competitive Strengths

We believe that the following competitive strengths position us well for continued growth:

•
Significant operating history and first mover advantage. As an early entrant in the online lending sector, we have accumulated approximately 60 terabytes of currently accessible consumer behavior data from more than 57 million transactions. This database allows us to market to a customer base with an established borrowing history as well as to better evaluate and underwrite new customers, leading to better loan performance. In order to develop a comparable database, we believe that competitors would need to incur high marketing and customer acquisition costs, overcome customer brand loyalties and have sufficient capital to withstand higher early losses associated with unseasoned loan portfolios. Additionally, we are licensed in all jurisdictions that require licensing and believe that it would be difficult and time-consuming for a new entrant to obtain such licenses. We have also created strong brand recognition over our more than 18 years of operating history and we continue to invest in our brands, such as CashNetUSA, NetCredit, OnDeck, Headway Capital, The Business Backer, Simplic and Pangea, to further increase our visibility.
•
Proprietary analytics, data and underwriting. We have developed a fully integrated decision engine that evaluates and rapidly makes credit and other determinations throughout the customer relationship, including automated decisions regarding marketing, underwriting, customer contact and collections. Our decision engine currently handles more than 100 algorithms and over 1,000 variables. These algorithms are constantly monitored, validated, updated and optimized to continuously improve our operations. Our machine learning-enabled proprietary models are built on over 18 years of lending history, using advanced statistical methods that take into account our experience with the millions of transactions we have processed during that time and the use of data from numerous third-party sources. Since we designed our system specifically for our specialized products, we believe our system provides more predictive assessments of future loan behavior than traditional credit assessments, such as the Fair Isaac Corporation score (“FICO score”), and therefore, results in better evaluation of our customer base. With the acquisition of OnDeck in 2020, we have added a loan decision process, including the proprietary OnDeck Score®, which provides us with significant visibility and predictability to assess the creditworthiness of small businesses and allows us to better serve more customers across more industries.
•
Scalable and flexible technology platforms. Our proprietary technology platforms are designed to be powerful enough to handle the large volume of data required to evaluate customer applications and flexible enough to capitalize on changing customer preferences, market trends and regulatory requirements. These platforms have enabled us to achieve significant growth as we expanded our product offerings. We began offering installment loans in the United States in 2008, then added line of credit products in 2010 and have experienced significant growth since. Due to the scalability of our platform, we were able to achieve this growth without significant investment in additional infrastructure, and over the past three years, capital expenditures have averaged only 2.6% of revenue per year. We expect our advanced technology and underwriting platform to help continue to drive significant growth in our business.
•
Customer First Approach. We believe that non-prime credit consumers and small businesses are not adequately served by traditional lenders. To better serve these consumers and small businesses, we use customer-focused business practices, including extended-hours availability of our customer service team by phone, email and web chat. We continuously work to improve customer satisfaction by evaluating information from website analytics, customer surveys, contact center feedback and focus groups. Our contact center teams receive training on a regular basis and are monitored by quality assurance managers. We believe customers who wish to access credit or financing again often return to us because of our dedication to customer service, the transparency of our fees and interest charges and our adherence to trade association “best practices.” With the acquisition of OnDeck, we have added another business with a strong culture for delivering a quality customer experience. OnDeck has a 4.7 Excellent TrustScore on Trustpilot as of January 2023. Trustpilot is an online customer review platform that hosts 120+ million reviews of businesses worldwide who use it for insights into customer satisfaction. A TrustScore is calculated on a scale from 1 to 5 giving more weight to newer reviews. OnDeck’s score places it at the upper end of customer satisfaction ratings in the non-bank financial services industry. OnDeck has also consistently achieved an A+ rating from the Better Business Bureau.
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
•
Proven history of growth and profitability. Over the last five years, we grew the principal balance of our loans and finance receivables at a compound annual growth rate of 33.2%, from $870.5 million as of December 31, 2018 to $2,739.2 million as of December 31, 2022. Over the same period, our revenue grew at a compound annual growth rate of 15.6%, from $972.6 million in 2018 to $1,736.1 million in 2022, our net income from continuing operations grew at a compound annual growth rate of 34.4%, from $63.6 million in 2018 to $207.4 million in 2022, and our net income from continuing operations as a percent of revenue increased from 6.5% to 11.9%. Adjusted EBITDA, a non-GAAP measure, grew at a compound annual growth rate of 21.7%, from $202.0 million to $442.8 million and adjusted EBITDA as a percent of revenue increased from 20.8% in 2018 to 25.5% in 2022.
•
Top Talent and Teamwork. We believe we have one of the most skilled and talented teams of professionals in the industry. Our employees have exceptional educational backgrounds, with numerous post-graduate and undergraduate degrees in science, technology, engineering and mathematics fields. We hire and develop top talent from graduate and undergraduate programs at institutions such as Carnegie Mellon University, Northwestern University, the University of Chicago and Harvard University. The extensive education of our team is complemented by the experience our leadership team obtained at leading financial services companies and technology firms such as optionsXpress, Discover Financial Services, First American Bank, JPMorgan Chase and Groupon.

Our Growth Strategy

•
Increase penetration in existing markets through strong brands and direct marketing. While we have some of the most well known online lending brands in the markets where we currently operate, we believe that we have directly reached only a small number of the potential customers for our products and services. Our TV and digital advertising have raised awareness for our brands, improving effectiveness in both direct and indirect channels. In addition to our strong online and direct mail acquisition activities, our consumer and small business lending businesses both partner with marketplaces and other marketing service providers to grow our customer base. We believe our competitors – banks as well as smaller and less sophisticated online and store-based lenders – struggle to adapt to evolving customer preferences and marketing regulatory requirements, giving us the opportunity to continue to gain significant market share.
•
Introduce new products and services. We plan to attract new categories of consumers and small businesses not well served by traditional lenders through the introduction of new products and services. We have introduced new products and customer-friendly product features to meet customer demand for timely, flexible credit options including installment loans, line of credit accounts, and small business loans and financing, many of which offer risk-tiered rate structures and some that offer performance-based rate reduction features. We also offer international money transfer services for people working in the U.S. sending money to people overseas. All of these leverage our analytics expertise and our flexible and scalable technology platform. One of our first, industry changing product introductions was offering short-term unsecured installment loans and line of credit accounts to working people who previously were limited to two-week loans, bank overdrafts, or pawn loans. Next, starting over ten years ago, our NetCredit business began offering one of the first longer duration installment loan products reporting to major credit reporting agencies for near-prime consumers in the U.S. and, in 2019, we launched a line of credit product for that market with a performance-based rate reduction feature. In 2014, we launched our business in Brazil, where we arrange installment loans with convenient repayment features for borrowers in partnership with a third-party lender. In October 2020, we acquired OnDeck, a small business lending company, to expand our small business lending and funding offerings in the U.S., joining it with our line of credit product from Headway Capital (established in 2014) and our installment loan and short-term financing RPA products from The Business Backer (acquired in 2016). In 2016, we launched a program for chartered banks where we provide technology, loan servicing and marketing services to banks to allow them to offer unsecured consumer installment loans and line of credit accounts; with the acquisition of OnDeck, the program expanded to small business installment loans and line of credit accounts. In March 2021, we added international money transfer services with the acquisition of Pangea, which provides mobile international money transfer services to customers in the U.S. We intend to continue to evaluate and offer new products and services that complement our online specialty financial services in order to meet the growing needs of our consumers and small businesses.

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

The key elements of our technology platforms include:

•
Scalable Information Technology infrastructure. Our Information Technology infrastructure allows us to meet customer demand and accommodate business growth. Our services rely on accessing, evaluating and creating large volumes of data including, for example, information collected from over 40 million credit reports during 2022. This rich dataset has grown significantly over our more than 18 year history and will continue to grow as our business expands. We believe that our scalable IT infrastructure enables us to meet substantial growth demands.
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

Proprietary Data and Analytics

Decision Engine

We have developed a fully integrated decision engine that evaluates and rapidly makes credit and other determinations throughout the customer relationship, including automated decisions regarding marketing, fraud, underwriting, customer contact and collections that leverage artificial intelligence and machine learning-enabled models. Our decision engine currently handles more than 100 algorithms and over 1,000 variables. The algorithms in use are constantly monitored, validated, updated and optimized to continuously improve our operations. In order to support the daily running and ongoing improvement of our decision engine, we have assembled a highly skilled team of nearly 90 data and analytics professionals as of December 31, 2022.

Proprietary Data, Models and Underwriting

Our proprietary models are built on more than 18 years of history, using advanced statistical methods that take into account our experience with the millions of transactions we have processed during that time and the use of data from numerous third-party sources. We also acquired OnDeck’s proprietary data and analytics models, which strengthen our ability to serve small businesses. We continually update our machine learning-enabled underwriting models to manage risk of defaults and to structure loan and financing terms. Our system completes these assessments within seconds of receiving the customer’s data.

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

Fraud Prevention

Our robust fraud prevention system is built from in-depth analysis of previous fraud incidences and information from third-party data sources. To ensure sustainable growth, our fraud prevention team has built rigorous systems and processes that leverage artificial intelligence and machine learning-enabled models to detect fraud trends, identify fraudulent applications and learn from past fraudulent cases.

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

Our brand, technology and machine learning-enabled analytics-powered approach to marketing has enabled us to increase the percentage of loans sourced through direct marketing (where we have more visibility and control than in the lead purchase or affiliate channels) from approximately 32% in 2009 to 41% in 2022, and we believe we have also improved customer brand loyalty during the same period.

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

Operations

Management and Personnel

Executive Officers

Our executive officers, and information about each as of December 31, 2022, are listed below.

NAME	POSITION WITH ENOVA	AGE
David Fisher	Chief Executive Officer	53
Kirk Chartier	Chief Strategy Officer	59
Steven Cunningham	Chief Financial Officer	53
Sean Rahilly	General Counsel & Chief Compliance Officer	49

There are no family relationships among any of the officers named above. Each officer of Enova holds office from the date of appointment until removal or termination of employment with Enova. Set forth below is additional information regarding the executive officers identified above.

David Fisher has served as our Chief Executive Officer since January 29, 2013 when he joined Enova. Mr. Fisher has also served as a Director since February 11, 2013. Prior to joining Enova, Mr. Fisher was Chief Executive Officer of optionsXpress Holdings, Inc., or optionsXpress, from October 2007 until The Charles Schwab Corporation (“Schwab”), acquired the business in September 2011. Following the acquisition, Mr. Fisher served as President of optionsXpress until March 2012. Mr. Fisher also served as the President of optionsXpress from March 2007 to October 2007 and as the Chief Financial Officer of optionsXpress from August 2004 to March 2007. Prior to joining optionsXpress, Mr. Fisher served as Chief Financial Officer of Potbelly Sandwich Works from February 2001 to July 2004, and before that in the roles of Chief Financial Officer and General Counsel for Prism Financial Corporation. In addition, Mr. Fisher has served on the Board of Directors of GoHealth, Inc. since May 2022 and Fathom Digital Manufacturing Corporation since December 2021. Mr. Fisher previously served on the Boards of Directors of optionsXpress, CBOE Holdings, Inc., InnerWorkings, Inc., GrubHub, Inc. and Just Eat Takeaway.com N.V. Mr. Fisher received a Bachelor of Science degree in Finance from the University of Illinois and a law degree from Northwestern University School of Law.

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

Human Capital

Our Workforce. Our employees are primarily located in the United States, with a portion of our workforce in Mexico and Brazil. As of December 31, 2022, we had 1,804 employees, with 1,763 of our employees located in the United States. None of our employees are currently covered by a collective bargaining agreement or represented by an employee union. We believe we have one of the most skilled and talented teams of professionals in the industry. Our employees have exceptional educational backgrounds, with numerous post-graduate and undergraduate degrees in science, technology, engineering, and mathematics fields. We hire and develop a diverse range of top talent from graduate and undergraduate programs at premier institutions as well as from coding bootcamps such as Code Platoon. The extensive education of our team is complemented by the experience our leadership team obtained at leading financial services companies and technology firms such as optionsXpress, Discover Financial Services, First American Bank, JPMorgan Chase and Groupon.

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

In The Community. We are dedicated to having a positive impact on our community. We encourage our employees to volunteer in their communities and on behalf of causes that are important to them through our Enova Gives program. Corporate employees are granted one paid volunteer day per calendar year to volunteer with or on behalf of a qualified 501(c)(3) non-profit organization of their choice during work hours. In addition, Enova matches charitable donations from employees to qualifying 501(c)(3) non-profit organizations—up to $500 per employee each calendar year. Twice per year, two non-profit organizations that receive donations under the matching program become eligible for an additional one-time donation of $2,000 to $3,000, to be decided by employee vote. At a company level, Enova invests financially in organizations that are dedicated to strengthening and broadening access to quality education; improving the lives of children and young adults in need; and providing access to high quality financial literacy programs.

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

Privacy and Security of Non-Public Customer Information. We are also subject to various federal and state laws and regulations relating to privacy and data security. Under these laws, including the federal Gramm-Leach-Bliley Act (“GLBA”), the California Consumer Privacy Act of 2018 (“CCPA”) and the California Privacy Rights Act of 2020 (“CPRA”), we must disclose to individuals our privacy policy and practices, including those policies relating to the sharing of individuals’ nonpublic personal information with third parties. These regulations also require us to ensure that our systems are designed to protect the confidentiality of individuals’ nonpublic personal information. These regulations also dictate certain actions that we must take to notify individuals if their personal information is disclosed in an unauthorized manner.

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

CFPB

In July 2010, the U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and Title X of the Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), which regulates consumer financial products and services, including consumer loans that we offer. The CFPB has regulatory, supervisory and enforcement powers over providers of consumer financial products and services, including explicit supervisory authority to examine and require registration of certain providers. Pursuant to these powers, the CFPB has examined our lending products, services and practices, and we expect to continue to be examined on a regular basis by the CFPB.

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

On October 6, 2017, the CFPB issued its final rule entitled “Payday, Vehicle Title, and Certain High-Cost Installment Loans” (the “Small Dollar Rule”), which covers certain consumer loans that we offer. The Small Dollar Rule requires that lenders who make short-term loans and longer-term loans with balloon payments reasonably determine consumers’ ability to repay the loans according to their terms before issuing the loans. The Small Dollar Rule also introduces new limitations on repayment processes for those lenders as well as lenders of other longer-term loans with an annual percentage rate greater than 36 percent that include an ACH authorization or similar payment provision. If a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. For loans covered by the Small Dollar Rule, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed withdrawal attempts. On June 7, 2019, the CFPB issued a final rule to set the compliance date for the mandatory underwriting provisions of the Small Dollar Rule to November 19, 2020. On July 7, 2020, the CFPB issued a final rule rescinding the ability to repay (“ATR”) provisions of the Small Dollar Rule along with related provisions, such as the establishment of registered information systems for checking ATR and reporting loan activity. The payment provisions of the Small Dollar Rule remained in place. In April 2018, an action was filed against the CFPB making a constitutional challenge to the Small Dollar Rule. On October 19, 2022, a three-judge panel of the Fifth Circuit U.S. Circuit Court of Appeals ruled that the funding structure of the CFPB is unconstitutional and vacated the Small Dollar Rule. On November 14, 2022, the CFPB filed a Petition for Writ of Certiorari with the U.S. Supreme Court to review the Fifth Circuit ruling. On January 13, 2023, the Brief in Opposition to the Petition for writ was filed. If the Small Dollar Rule does become effective in its current proposed form, we will need to make certain changes to our payment processes and customer notifications in our U.S. consumer lending business. If we are not able to execute these changes effectively because of unexpected complexities, costs or otherwise, we cannot guarantee that the Small Dollar Rule will not have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows.

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

For further discussion of the CFPB and its regulatory, supervisory and enforcement powers, see “Risk Factors—Risks Related to Our Business and Industry—The Consumer Financial Protection Bureau has examination authority over our U.S. consumer lending business that could have a significant impact on our U.S. business” in Part I, Item 1A of this report.

U.S. State Regulation

Our consumer lending business is regulated under a variety of enabling state statutes, all of which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of the date of this report, we offer or arrange consumer loans in 37 states that have specific statutes and regulations that enable us to offer economically viable products. We currently do not offer consumer loans in the remaining states because we do not believe it is economically feasible to operate in those jurisdictions due to specific statutory or regulatory restrictions, such as interest rate ceilings, caps on the fees that may be charged, or costly operational requirements. However, we may later offer our consumer products or services in any of these states if we believe doing so may become economically viable because of changes in applicable statutes or regulations or if we determine we can broaden our product offerings to operate under existing laws and regulations.

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

Licensing Requirements – Small Business Loans

As part of the OnDeck business both prior and subsequent to Enova’s acquisition, in states and jurisdictions that do not require a license to make commercial loans, OnDeck, and certain other of our subsidiaries, typically makes commercial installment loans and extends lines of credit directly to customers pursuant to Utah or Virginia law. There are other states and jurisdictions that require a license or have other requirements or restrictions applicable to commercial loans, including both installment loans and line of credit accounts, and may not honor a Utah or Virginia choice of law. In these other states, historically we have originated some installment loans and lines of credit directly but purchased other installment loans and lines of credit from issuing bank partners, the foregoing depending on the requirements or restrictions of these other states. Certain line of credit accounts are extended by an issuing bank partner and we may purchase extensions under those line of credit accounts.

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

Local Regulation—United States

In addition to state and federal laws and regulations, the short-term credit industry is subject to various local rules and regulations. These local rules and regulations are subject to change and vary widely from city to city. Local jurisdictions’ efforts to restrict short-term lending have been increasing. Typically, these local ordinances apply to storefront operations, however, local jurisdictions could attempt to enforce certain business conduct and registration requirements on online lenders lending to residents of that jurisdiction. Actions taken in the future by local governing bodies to impose other restrictions on short-term lenders such as us could impact our business.

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

Risks Related to Our Business and Industry

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
•
The CFPB has examination authority over our U.S. consumer businesses that could have a significant impact on our U.S. business.
•
We are subject to a Consent Order issued by the CFPB, and any noncompliance could materially adversely affect our business.

•
Significant changes in international laws or regulations or a deterioration of the political, regulatory or economic environment of Brazil, or any other country in which we begin operations, could affect our operations in these countries.
•
The COVID-19 pandemic negatively impacted our operations and financial results, and any future pandemics may also have a negative impact on our business, financial position, results of operations, liquidity, and prospects.
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
•
The use of personal data for credit underwriting is highly regulated, which exposes us to compliance risk and increased costs.
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
•
We are subject to anticorruption laws including the U.S. Foreign Corrupt Practices Act, anti-money laundering laws and economic sanctions laws, and our failure to comply therewith, particularly if we continue to expand internationally, could result in penalties that could harm our reputation and have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.
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

Risk Related to Our Indebtedness

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

Risk Related to Our Common Stock and the Securities Market

•
Certain provisions of our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law may discourage takeovers.
•
The market price of our shares may fluctuate widely.
•
If securities or industry analysts publish research that is unfavorable about our business, our stock price and trading volume could decline.
•
We do not anticipate paying any dividends on our common stock in the foreseeable future.
•
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

Additionally, changes in laws or regulations or changes to the application or interpretation of the laws and regulations applicable to small business lenders could adversely affect the Company’s ability to operate in the manner in which the Company currently conducts business or make it more difficult or costly for the Company to originate or otherwise acquire additional small business loans, or for the Company to collect payments on the small business loans. Such changes could subject the Company to additional licensing, registration and other legal or regulatory requirements in the future or otherwise that could, individually or in the aggregate, adversely affect the Company’s ability to conduct its business.

We are also subject to various international laws, licensing or authorization requirements in connection with the products or services we offer in Brazil. Compliance with applicable laws, regulations, rules and guidance requires forms, processes, procedures, training, controls and the infrastructure to support these requirements. Compliance may also create operational constraints, be costly or adversely affect operating results. See “Business—Regulation” of Part I, Item 1 of this report for further discussion of the laws applicable to us.

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

State, federal and international regulators, as well as the plaintiffs’ bars, subject our industry to intense scrutiny. In addition, our contracts for certain products and services may be governed by the law applicable in a state other than the state in which the customer resides. If a court were to reject our choice of law and determine that a contract was governed by the laws of another state, the contract may be unenforceable. A judgment that the choice of law provisions in our loan agreements is unenforceable also could result in costly and time-consuming litigation, penalties, damage to our reputation, trigger repurchase obligations, negatively impact the terms of our future loans and harm our operating results. Likewise, a judgment that the choice of law provision in other commercial loan agreements is unenforceable could result in challenges to our choice of law provision and that could result in costly and time-consuming litigation.

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

In recent years, consumer loans have come under increased regulatory scrutiny that has resulted in increasingly restrictive regulations and legislation that makes offering such loans in certain states in the United States or the international countries where we operate (as further described below) less profitable or unattractive. Laws or regulations in some states in the United States require that all borrowers of certain short-term loan products be reported to a centralized database and limit the number of loans a borrower may receive or have outstanding. Other laws prohibit us from providing some of our consumer loan products in the United States to active duty military personnel, active members of the National Guard or members on active reserve duty and their spouses and covered dependents.

Certain consumer advocacy groups and federal and state legislators and regulators have advocated that laws and regulations should be tightened so as to severely limit, if not eliminate, the type of loan products and services we offer to consumers, and this has resulted in both the executive and legislative branches of the U.S. federal government and state governmental bodies exhibiting an interest in debating legislation that could further regulate consumer and/or small business loan products and services such as those that we offer. The U.S. Congress, as well as other similar federal, state and local bodies and similar international governmental authorities, have debated, and may in the future adopt, legislation or regulations that could, among other things, place a cap (or decrease a current cap) on the interest or fees that we can charge or a cap on the effective annual percentage rate that limits the amount of interest or fees that may be charged, limit origination fees for loans, require changes to our underwriting or collections practices, require lenders to be bonded or to report consumer loan activity to databases designed to monitor or restrict consumer borrowing activity, impose “cooling off” periods between the time a loan is paid off and another loan is obtained or prohibit us from providing any of our consumer loan products in the United States to active duty members of the U.S. military, reservists and members of the National Guard and their immediate families.

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

The Consumer Financial Protection Bureau has examination authority over our U.S. consumer businesses that could have a significant impact on our U.S. business.

The CFPB, which regulates U.S. consumer financial products and services, has broad regulatory, supervisory and enforcement powers over providers of consumer financial products and services, such as us, including explicit supervisory authority to examine and require registration of such providers.

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

The CFPB finalized a new rule that may affect the consumer lending industry, and this rule could have a material adverse effect on our U.S. consumer lending business.

On October 6, 2017, the CFPB issued a rule on payday and certain high-cost installment loans, also known as the “Small Dollar Rule,” which would cover some of the loans we offer. The Small Dollar Rule initially required that lenders who make short-term loans and longer-term loans with balloon payments reasonably determine consumers’ ability to repay the loans according to their terms before issuing the loans. The Small Dollar Rule also introduced new limitations on repayment processes for those lenders as well as lenders of other longer-term loans with an annual percentage rate greater than 36 percent that include an ACH authorization or similar payment provision. If a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. For loans covered by the Small Dollar Rule, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed payment attempts. In April 2018, an action in federal court in Texas was filed against the CFPB making a constitutional challenge to the Small Dollar Rule. On July 7, 2020, the CFPB issued the final Small Dollar Rule, rescinding the ability to repay ("ATR") and related provisions, such as the establishment of registered information systems for checking ATR and reporting loan activity. The payment provisions of the Small Dollar Rule remain in place. On October 19, 2022, a three-judge panel of the Fifth Circuit U.S. Circuit Court of Appeals ruled in the federal case out of Texas that the funding structure of the CFPB is unconstitutional and vacated the Small Dollar Rule. On November 14, 2022, the CFPB filed a Petition for Writ of Certiorari with the U.S. Supreme Court to review the Fifth Circuit ruling. On January 13, 2023, the Brief in Opposition to the Petition for writ was filed. If the Small Dollar Rule does become effective in its current proposed form, we will need to make certain changes to our payment processes and customer notifications in our U.S. consumer lending business. If we are not able to execute these changes effectively because of unexpected complexities, costs or otherwise, we cannot guarantee that the Small Dollar Rule will not have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows.

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

Any inability to continue to advertise and market our business in a manner we consider effective as a result of regulatory review or new restrictions could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

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

In the past we have ceased business in, restricted our operations in, or chosen not to begin business in, certain jurisdictions due to regulatory restrictions which render our operations impermissible, unprofitable or impractical. In addition, because we are in some cases subject to state/provincial and local regulation in addition to federal/national regulation, we may restrict or discontinue business in certain jurisdictions within countries where we are otherwise active. For example, as of December 31, 2022, we did not offer or arrange consumer loans in 13 U.S. states because we do not believe it is economically feasible to operate in those jurisdictions due to specific statutory or regulatory restrictions, such as interest rate ceilings or caps on the fees that may be charged.

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

The COVID-19 pandemic negatively impacted our operations and financial results, and any future pandemics may also have a negative impact on our business, financial position, results of operations, liquidity, and prospects.

The COVID-19 pandemic severely impacted global economic conditions, resulting in substantial volatility in the global financial markets, increased unemployment, and operational challenges resulting from measures that governments and other authorities imposed to control its spread, such as travel bans, business and school limitations and closures, quarantines, and shelter-in-place orders. The extent of the impact of any future pandemic or public health crisis, including due to any significant re-emergence or new variants of COVID-19, on our business is highly dependent on variables that are difficult to predict, such as the scope and duration of the pandemic or public health crisis, and the success rate of measures taken by the governments to control its spread and stabilize the economy. We could experience reduced demand and availability of our products, higher credit losses in our portfolio, impairments of other financial assets, and other negative impacts to our financial position. We could have issues meeting our financial performance covenants, which would require waiver/amendment or could result in default on our financing agreements. We are highly reliant on our employees for our continued operations, and to the extent our employee population is impacted by a pandemic or other public health crisis, or by the actions by governmental bodies taken in reaction to such events, this could adversely affect our ability to service our customers and to offer our products. Our access to capital markets could be hampered and could lead to a higher cost of capital.

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

Effective November 30, 2021, new CFPB rules went into effect that apply to third-party debt collectors covered by the FDCPA, including our attempts to collect certain debt originated by other lenders such as under our CSO program. The rules (a) clarify the times and places at which a debt collector may communicate with a consumer; (b) require collectors to provide a channel-specific opt-out mechanism for debtors in all text messages and emails; (c) provide that a debt collector is presumed to violate the rule if it places a telephone call to a person more than 7 times within a 7-day period or within 7 days after a telephone conversation with the debtor: (d) include prohibitions against taking or threatening legal action on time-barred debt outside of proofs of claim filed in bankruptcy proceedings; (e) require debt collectors to speak to a consumer in person or by phone or send a letter or electronic message and wait a reasonable period of time before furnishing information to a credit reporting agency; and (f) adopts a set of specifications for the information that should be included in debt validation notices and when and how the validation notice should be provided to consumers. Creditors and other first-party collectors are not subject to the final rules, but they will impact Enova’s third-party collectors and debt buyers. Restrictions on our third-party debt collectors or that apply to our attempts to collect debt originated by other lenders, may have an adverse impact on our U.S. products and services.

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

In addition, we do business with third parties who are not part of our independent sales organization program, including third parties who may refer potential small business customers to us or to whom we may refer potential customers for their business. In general, if we refer an applicant that takes a loan from one of our strategic partners, that strategic partner pays us a commission based on the amount of the originated loan. The partners determine whether to extend credit to referred applicants using their own credit models and criteria.

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

To the extent that independent sales organization program partners, other third parties or internal sales representatives mislead loan applicants or engage or previously engaged in disreputable behavior, our reputation may be harmed and we may face liability.

We rely on third-party independent advisors, including commercial loan brokers, which we call independent sales organization program partners, or ISOs, for a significant portion of the small business customers to whom we issue loans. As a consequence of their status as independent contractors who provide services for multiple lenders, we have less control of third-party independent sales activities as compared to the activities of our internal sales representatives.

Because ISOs earn fees on a commission basis, ISOs may have an incentive to mislead loan applicants, facilitate the submission by loan applicants of false application data or engage in other disreputable behavior so as to earn additional commissions. We also rely on our internal sales representatives for customer acquisition in our direct marketing channel, who may also be motivated to engage in disreputable behavior to increase our customer base because such internal sales representatives are paid on a commission basis. If ISOs or our internal sales representatives mislead our customers or engage in other disreputable behavior, our customers are less likely to be satisfied with their experience and we may be subject to costly and time-consuming disputes. Negative publicity relating to ISOs or internal sales representatives could impair our ability to continue to increase our revenue and our business could otherwise be materially and negatively impacted.

We significantly enhanced, and regularly update, the nature and scope of the due diligence conducted on both prospective and existing ISOs. We also implemented certain enhanced contractual provisions and compliance-related measures related to our ISO program. While these measures were intended to improve certain aspects and reduce the risks of how we work with ISOs and how they work with our customers, we cannot assure that these measures will work or continue to work as intended, that other compliance-related concerns will not emerge in the future, that the ISOs will comply with these measures, and that these measures will not negatively impact our business from this channel or have other unintended or negative impacts on our business beyond the ISO channel.

In addition, we do business with third parties who are not part of our ISO program, including third parties who may refer potential customers to us. Although such third parties are solely intended to refer to our internal processes we are exposed to the risks of potential misleading or disreputable behavior from these third parties as well as from our ISOs.

As to our sales force, sales representatives are given sales scripts and receive rigorous training, including in-person training on avoiding unfair, abusive, and deceptive practices. In addition, internal sales representative calls are recorded and monitored for purposes of compliance and quality assurance. Despite these controls, we cannot assure that they will work as intended or that all of our internal sales representatives will comply with our procedures. Failure of our internal sales representatives to do so would expose us to the same, or worse, consequences than those relating to the ISO channel. We also refer merchants to third-party lenders. It is conceivable that we are exposed to risk if such third-party lenders engage in wrongful behavior.

We pay commissions to our strategic partners, other third parties and ISOs upfront and generally do not recover them in the event the related term loan or line of credit is eventually charged off.

We pay commissions to strategic partners and ISOs on the business installment loans and lines of credit we originate through these channels. We pay these commissions at the time the installment loan is originated or line of credit is opened or drawn on. OnDeck also paid such commissions on equipment finance loans. We generally do not require that this commission be repaid to us in the event of a default on an installment loan or line of credit. In certain circumstances we are entitled to recover some or all of the commission paid for equipment finance originations. While we generally discontinue working with strategic partners and ISOs that refer customers to us that ultimately have unacceptably high levels of defaults, to the extent that our strategic partners and ISOs are not at risk of forfeiting their commissions in the event of defaults, they may, to an extent, be indifferent to the riskiness of the potential customers that they refer to us.

Any violations of our Code of Business Conduct and Ethics, or the failure to detect any such violations, may cause our business, financial condition or results of operations to be adversely affected.

Our Code of Business Conduct and Ethics prohibits us and our employees from engaging in unethical business practices. In addition, our ISOs are required to comply with a code of conduct, or the ISO Code, tailored to their brokering services. We refer to our Code of Business Conduct and Ethics and the ISO Code collectively as the “Code.” However, there can be no assurance that all of our employees, agents, or contractors will refrain from acting in violation of our Code, or that we will be able to detect any such violations. The investigation into potential violations of our Code, or even allegations of such violations, could disrupt our operations, involve significant management distraction, and lead to significant costs and expenses, and such expenses may have a material adverse effect on our financial results. If we, or our employees, agents or contractors, are found to have engaged in practices that violate our Code, we could suffer severe fines, penalties or other consequences that may have a material adverse effect on our business, financial condition or results of operations. In addition, negative public opinion could result from actual or alleged conduct by us, or our employees, agents or contractors acting on our behalf, in any number of activities or circumstances in violation of our Code, including employment related offenses, such as harassment (sexual or otherwise) and discrimination, regulatory compliance and the use and protection of data and systems, or from actions taken by regulators or others in response to such conduct.

The use of personal data for credit underwriting is highly regulated, which exposes us to compliance risk and increased costs.

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

In 2018, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which came into effect on January 1, 2020 and expands the privacy rights of California residents and regulates the sharing of consumer information of California residents. On November 3, 2020, Californians voted to approve Proposition 24, a ballot measure that creates the California Privacy Rights Act (“CPRA”). The CPRA amends and expands the rights and obligations under the CCPA. Most of the CPRA’s substantive provisions took effect on January 1, 2023. The CPRA amends the CCPA and adds new requirements. Therefore, businesses must comply with both the CCPA and the CPRA. Compliance with the CCPA and the CPRA may increase the cost of conducting business in California, and we could see increased litigation costs as a result of the enactment of these laws. Several other states, such as Utah, Colorado, Virginia, Connecticut, Michigan, Ohio, Pennsylvania, and New Jersey, have proposed or passed legislation regarding data privacy and use, which could create more risks and potential costs.

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

In January 2021, the Democratic party took control of the Senate and Joseph Biden was inaugurated as President of the United States. In January 2023, the Republican party took control of the House of Representatives. The Biden administration has publicly discussed raising income tax rates, including corporate income taxes. Such legislation would likely lead to an increase in our total tax expense.

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

In June 2020, each of the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”) implemented rules to address the valid-when-made doctrine and the uncertainty created by the Madden case. Generally, the rules clarify that the permissible interest on a loan is determined at the time the loan is made by national banks, Federal savings associations, state banks and insured branches of foreign banks and such permissible interest rate is not affected by a subsequent sale, assignment or other transfer to non-bank financial companies or a subsequent change in state law. In July 2020, the attorneys general for California, Illinois and New York filed a complaint in the U.S. District Court for the Northern District of California challenging the OCC rule on both substantive and procedural grounds. Additionally, in August 2020, the attorneys general for California, Illinois, Massachusetts, Minnesota, New Jersey, New York, North Carolina and the District of Columbia filed suit in the U.S. District Court for the Northern District of California challenging the FDIC rule on similar grounds. In February 2022, the OCC and FDIC prevailed in the litigation brought by the attorneys general. There have also been numerous litigation and enforcement actions that challenge the status of the issuing bank partner as the “true lender” of the loan in question. These actions primarily rely on the reasoning set forth in CashCall, Inc. v. Morrisey. In that case, the court held that the non-bank consumer lending platform, CashCall, and not its bank partner, was the “true lender” for certain loans made to West Virginia residents. The court relied on a “predominate economic interest” test that sought to determine which party (as between the issuing bank and the non-bank lending platform) retained the most economic risk in the loan transaction and should, therefore, be deemed the “true lender” of the loan. The CashCall decision and other similar actions challenge whether the loans should be subject to the interest rate limitations in the state where the consumer is located rather than in the bank’s home state because the non-bank lending platform, and not the bank, is the “true lender.” The state law remedies with respect to the “true lender” actions vary depending on the jurisdiction in which the action is filed.

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

In states that do not require a license to make commercial loans, we make certain small business loans directly to customers pursuant to a specific state’s law. However, some states and jurisdictions require a license to make or solicit certain commercial loans in that state or jurisdiction and/or may not honor the choice of another state’s law. These states assert either that their own licensing laws and requirements should generally apply to commercial loans made by nonbanks to residents of their state or apply to commercial loans made by nonbanks to residents of their state of certain principal amounts or with certain interest rates or other terms. In such states and jurisdictions and in some other circumstances, certain of our small business loans are originated by an issuing bank partner, which is not subject to state licensing, and offered to us for sale. With respect to OnDeck loans, a bank currently originates all loans in certain states as well as some loans to customers in other states and jurisdictions. These bank originated loans are governed by Utah law, the law of the issuing bank partner’s home state. The remainder of OnDeck loans provide that they are governed by Virginia or Utah law. Loans originated by our issuing bank partner are generally priced the same as loans originated by us under Virginia or Utah law. While the other U.S. states where we originate loans currently honor our choice of law, future legal changes could result in any one or more of those states no longer honoring our choice of law or introducing a new licensing regime applicable to our business. In that case, we could potentially address the legal change by altering the terms of our loans, curtailing our originations, or placing more loans through our issuing bank partner.

If we were otherwise not able to work with an issuing bank partner or if we were to seek to make commercial and consumer loans directly in certain states, we would have to attempt to comply with the laws of these states in other ways, including through obtaining the appropriate licenses. Compliance with the laws of such states could be costly, and if we are unable to obtain such licenses, our lending activity could substantially decrease or cease entirely in that state jurisdiction and our revenues, growth and profitability would be harmed.

If our relationship with an issuing bank partner of commercial and consumer loans were to end or if any other issuing bank partner were to cease operations, we would either need to find a replacement financial institution with which to enter into a similar arrangement or we would need to obtain individual federal, state or local lending licenses or otherwise comply with the laws of those jurisdictions in order to continue to make certain loans in those jurisdictions. Even if we were able to obtain the necessary licenses in those jurisdictions, compliance with the laws, rules and regulations of those jurisdictions could be costly and, depending on the terms of the loans, the interest rates or other loan terms and practices applicable to loans in those jurisdictions might be subject to limits, prohibitions or restrictions. If we were unable to maintain the necessary relationships, unable to obtain the necessary licenses or unable to otherwise comply with applicable law, we would be required to discontinue or curtail certain of our lending, or limit the rates of interest charged on certain loans, in those jurisdictions and would face increased costs and compliance burdens.

In addition, if it were found that our activities under our current arrangements with our issuing bank partners constituted impermissible lending within any such jurisdiction, we could face penalties and fines within such jurisdictions, and all or a portion of the interest charged on the loans and/or all or a portion of the principal of the loans could be found to be unenforceable or recoverable by the borrower and, to the extent it is determined that the loans were not originated in accordance with all applicable laws, we could be obligated to purchase certain loans that failed to comply with such legal requirements. Further, any finding that we engaged in lending in states where we are not properly licensed to do so could lead to litigation, harm to our reputation and negatively impact our ability to originate loans.

The failure of third parties who provide products, services or support to us to maintain their products, services or support could disrupt our operations or result in a loss of revenue.

A portion of our consumer installment loan revenue depends in part on the willingness and ability of unaffiliated third-party lenders, through the CSO program, to make loans to customers. We also utilize many other third parties to provide services to facilitate our lending and financing, including in our underwriting and payment processing. In addition, we rely on a third-party lender in connection with our lending business in Brazil. The loss of the relationship with any of these third parties, and an inability to replace them or the failure of these third parties to maintain quality and consistency in their programs or services or to have the ability to provide their products and services, could cause us to lose customers and substantially decrease the revenue and earnings of our business. Our revenue and earnings could also be adversely affected if any of those third-party providers make material changes to the products or services that we rely on. We also use third parties to support and maintain certain of our communication systems and information systems. If a third-party provider fails to provide its products or services, makes material changes to such products and services, does not maintain its quality and consistency or fails to have the ability to provide its products and services, our operations could be disrupted. Any of these events could result in a loss of revenue and could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

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

We are subject to impairment risk.

At December 31, 2022, we had goodwill totaling $279.3 million on our consolidated balance sheet, all of which represents assets capitalized in connection with acquisitions and business combinations. Accounting for goodwill requires significant management estimates and judgment. Events may occur in the future, and we may not realize the value of our goodwill. Management performs periodic reviews of the carrying value of our goodwill to determine whether events and circumstances indicate that impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill or an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the goodwill or intangible asset would occur, resulting in a non-cash charge, which could adversely affect our results of operations and could also lead to our inability to comply with certain covenants in our financing documents, which could cause a default under those agreements.

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

We are subject to anticorruption laws including the U.S. Foreign Corrupt Practices Act, anti-money laundering laws and economic sanctions laws, and our failure to comply therewith, particularly if we continue to expand internationally, could result in penalties that could harm our reputation and have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

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

Any continued international expansion could increase the risk of violations of FCPA, anti-money laundering laws, OFAC regulations, or similar applicable laws and regulations in the future.

Failure of operating controls could produce a significant negative outcome, including customer experience degradation, legal expenses, increased regulatory cost, significant internal and external fraud losses and vendor risk.

Losses from operational failures can be material. These losses can arise from a wide range of breaches in controls, procedures, processes and security. Breaches in any of these controls, procedures, processes or security measures could lead to significant legal expense and even punitive damages. Internal fraud, including the stealing and dissemination of client personally identifiable information, can create significant client distrust and result in serious legal action against us. Breaches in client onboarding and servicing processes can degrade customer experience and place current and future revenues at risk. The continued proliferation and technological advances in first and third-party fraud can result in large losses over a short period of time if undetected. While we seek to enhance and develop our operational risk strategy and control structure, there can be no assurance that our efforts will be successful and that we will avoid material operational losses. These potential operational risk loss scenarios are not exhaustive and we could experience a significant loss in any scenario if our operational risk enhancements do not keep pace with our business, capabilities or our continued organizational growth and complexity. In addition, operational failures could have a significant effect on our reputation which could cause additional material harm to our business and prospects.

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

Our business involves the storage and transmission of consumers’ and businesses’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. We are entirely dependent on the secure operation of our websites and systems as well as the operation of the internet generally. While we have incurred no material cyber-attacks or security breaches to date, a number of other companies have disclosed cyber-attacks and security breaches, some of which have involved intentional attacks. Attacks may be targeted at us, our customers, or both. Although we devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us and our customers, our security measures may not provide absolute security. Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches, especially because the techniques used by hackers change frequently or may not be recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including third parties outside the Company such as persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. These risks may increase in the future as we continue to increase our mobile and other internet-based product offerings and expand our internal usage of web-based products and applications or expand into new countries. If an actual or perceived breach of security occurs, customer and/or supplier perception of the effectiveness of our security measures could be harmed and could result in the loss of customers, suppliers or both. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants.

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

We carry our loans and finance receivables at fair value on the consolidated balance sheets. The fair values of our loans and finance receivables are determined using Level 3 inputs for which changes could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. A variety of factors including, but not limited to, estimated customer default rates, the timing of expected payments, estimated utilization rates on line of credit accounts, estimated costs to service the portfolio, interest rates, observed credit spreads in the marketplace and valuations of comparable portfolios may ultimately affect the fair values of our loans and finance receivables. Modifications to our assumptions due to the passage of time and more information becoming available could result in material changes to our fair value calculations. These changes to fair value could adversely affect our results of operations. These changes are generally recorded directly to the income statement, which may make our financial statements less comparable to others in the industry that do not record their loan balances under the fair value option.

Management’s judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Management’s judgment is also required in evaluating whether tax benefits meet the more-likely-than-not threshold for recognition under Accounting Standards Codification 740-10-25, Income Taxes. Our interpretations of tax laws are subject to review and examination by the various taxing authorities in the jurisdictions where we operate, and disputes may occur regarding our view on a tax position. These disputes over interpretations with the various taxing authorities may be settled by audit, administrative appeals or adjudication in the court systems of the tax jurisdictions in which we operate. In addition, we may revise our estimate of income taxes due to changes in income tax laws, legal interpretations, and business strategies. It is possible that revisions in our estimate of income taxes may materially affect our results of operations in any reporting period. We regularly review whether we may be assessed additional income taxes as a result of the resolution of these matters, and we record additional reserves as appropriate.

In addition, we prepare our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), and its interpretations are subject to change over time. If new rules or interpretations of existing rules require us to change our financial reporting, our results of operations and financial condition could be materially adversely affected, and we could be required to restate historical financial reporting.

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

As of December 31, 2022, we had approximately $2,258.7 million of total debt outstanding. Interest expense on our indebtedness totaled $118.2 million during the year ended December 31, 2022. Our level of debt could have important consequences to our stockholders, including:

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

The agreements governing our indebtedness contain various restrictive covenants and require that we maintain certain financial ratios that impose operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interests. These restrictive covenants, among other things, restrict our ability to:

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
•
restricted in our ability to acquire new businesses; or
•
unable to compete effectively or to take advantage of new business opportunities.

Any failure to comply with any of these financial and other affirmative and negative covenants could constitute an event of default or trigger an amortization event under our debt agreements, entitling the lenders to, among other things, terminate future credit availability (including under our Credit Agreement), increase the interest rate on outstanding debt, and/or accelerate the maturity of outstanding obligations under our debt agreements. If we were unable to repay the amounts due and payable under such debt agreements that are secured, the applicable lenders and noteholders could seek remedies, including against the collateral pledged under such facilities. An acceleration of the debt under certain facilities could also lead to a default under other facilities due to cross-acceleration provisions. Any such default could materially adversely affect our business, prospects, results of operations, financial condition and cash flows and could impair our ability to continue current operations. In addition, we act as servicer with respect to certain of our securitization facilities. If we default in our servicing obligations, an early amortization event or default could occur with respect to the applicable facility and we could be replaced as servicer.

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

Our ability to make scheduled payments on or refinance prior to maturity our debt obligations will depend on our financial condition and operating performance and our ability to enter into other debt financings, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory, capital markets and other factors beyond our control. We might not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. For information regarding the risks to our business that could impair our ability to satisfy our obligations under our indebtedness, see “Risk Factors—Risks Related to Our Business and Industry.” If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. If we cannot make scheduled payments on our debt, we will be in default, and lenders could declare all outstanding principal and interest to be due and payable, the lenders under our Credit Agreement could terminate their commitments to loan money and we could be forced into bankruptcy or liquidation. The agreements governing our indebtedness restrict our ability to dispose of certain assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial condition, liquidity, results of operations and cash flows and our ability to satisfy our obligations under our indebtedness.

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

Increases in customer default rates could make us and our loans less attractive to our existing (or prospective) funding sources. If our existing funding sources do not achieve their desired financial returns or if they suffer losses, they (or prospective funding sources) may increase the cost of providing future financing or refuse to provide future financing on terms acceptable to us or at all. Certain of our securitization facilities and asset-backed notes issued by our subsidiaries are non-recourse to Enova and are collateralized by our loans. If the loans securing such securitization facilities and asset-backed notes fail to perform as expected, the lenders under our securitization facilities and investors in our asset-backed notes, or future lenders or investors in similar arrangements, may increase the cost of providing financing or refuse to provide financing on terms acceptable to us or at all. If we were to be unable to arrange new or alternative methods of financing on favorable terms, we may have to curtail or cease our origination of loans, which could have a material adverse effect on our business, financial condition, operating results and cash flow.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our corporate headquarters, which is located in Chicago, Illinois. We maintain additional leased offices in (i) South Jordan, Utah focusing on consumer and small business application intake and support functions and small business underwriting functions, (ii) New York, New York and Denver, Colorado for primarily small business operations and (iii) São Paulo, for our Brazilian operations. We do not own any real property. We believe that our leased facilities are adequate to support our operations and that, as needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

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

Stockholders

There were 271 registered stockholders of record of Enova common stock as of February 22, 2023.

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

Performance Graph

The following graph shows a comparison of the cumulative total shareholder return for our common stock to the return for the S&P SmallCap 600® Index, representing a broad-based equity market index that we are a part of, the S&P SmallCap 600® Financials Index, representing an industry-based index that we are a part of, from December 31, 2017 through December 31, 2022, and a self-constructed peer group of companies (the "Old Peer Group") consisting of Envestnet, Inc., Fair Isaac Corporation, Green Dot Corporation, Groupon, Inc., LendingClub Corporation, Morningstar, Inc. Nelnet, Inc., OneMain Holdings, Inc., Regional Management Corp., SS&C Technologies Holdings, Inc., and World Acceptance Corp. This data assumes an investment of $100 in each of our common stock and the three indices on December 31, 2017 and that all dividends were reinvested.

For fiscal year 2022, we moved to using the S&P SmallCap 600® Financials Index instead of the Old Peer Group because we believe the comparison to the S&P SmallCap 600® Financials Index is a more applicable comparison. Note that historic performance is not necessarily indicative of future performance.

$300
$250
$200
$150
$100
$50
$0
12/31/17
3/31/18
6/30/18
9/30/18
12/31/18
3/31/19
6/30/19
9/30/19
12/31/19
3/31/20
6/30/20
9/30/20
12/31/20
3/31/21
6/30/21
9/30/21
12/31/21
3/31/22
6/30/22
9/30/22
12/31/22
Enova International, Inc. (ENVA)
S&P SmallCap 600®
S&P SmallCap 600® Financials
Peer Group

Unregistered Sales of Equity Securities

We did not sell any unregistered securities during the three years ended December 31, 2022.

Issuer Purchases of Equity Securities

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b) (in thousands)
October 1 – October 31, 2022	217,126	$31.20	209,600	$20,395
November 1 – November 30, 2022	152,206	38.37	151,101	164,598
December 1 – December 31, 2022	164,681	38.81	164,681	158,207
Total	534,013	$35.59	525,382	$158,207

(a)
Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 7,526 shares and 1,105 shares for the months of October and November, respectively. See Note 13 in the Notes to Consolidated Financial Statements for additional details on the Company’s stock-based compensation plans.
(b)
On November 4, 2021, the Company announced the Board of Directors authorized a new share repurchase program totaling $150.0 million through December 31, 2022 (the "2021 Authorization") which replaced the previous authorization. On February 9, 2022, the Company announced the Board of Directors authorized a new share repurchase program totaling $100.0 million through June 30, 2023 (the "February 2022 Authorization"). The February 2022 Authorization replaced the 2021 Authorization. The Company repurchased $132.7 million of common stock under the 2021 Authorization before it was terminated. On November 7, 2022 the Company announced the Board of Directors authorized an increase to its share repurchase program of up to $150.0 million through December 31, 2023 (the "November 2022 Authorization"). The November 2022 Authorization will go into effect when the February 2022 Authorization is exhausted. All share repurchases made under these repurchase authorizations have been through open market transactions.

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

On October 6, 2017, the CFPB issued its final rule entitled “Payday, Vehicle Title, and Certain High-Cost Installment Loans” (the “Small Dollar Rule”), which covers certain consumer loans that we offer. The Small Dollar Rule requires that lenders who make short-term loans and longer-term loans with balloon payments reasonably determine consumers’ ability to repay the loans according to their terms before issuing the loans. The Small Dollar Rule also introduces new limitations on repayment processes for those lenders as well as lenders of other longer-term loans with an annual percentage rate greater than 36 percent that include an ACH authorization or similar payment provision. If a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. For loans covered by the Small Dollar Rule, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed withdrawal attempts. On June 7, 2019, the CFPB issued a final rule to set the compliance date for the mandatory underwriting provisions of the Small Dollar Rule to November 19, 2020. On July 7, 2020, the CFPB issued a final rule rescinding the ability to repay (“ATR”) provisions of the Small Dollar Rule along with related provisions, such as the establishment of registered information systems for checking ATR and reporting loan activity. The payment provisions of the Small Dollar Rule remain in place. In April 2018, an action was filed against the CFPB making a constitutional challenge to the Small Dollar Rule. On October 19, 2022, a three-judge panel of the Fifth Circuit U.S. Circuit Court of Appeals ruled that the funding structure of the CFPB is unconstitutional and vacated the Small Dollar Rule. On November 14, 2022, the CFPB filed a Petition for Writ of Certiorari with the U.S. Supreme Court to review the Fifth Circuit ruling. On January 13, 2023, the Brief in Opposition to the Petition for writ was filed. If the Small Dollar Rule does become effective in its current proposed form, we will need to make certain changes to our payment processes and customer notifications in our U.S. consumer lending business.

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

New Mexico HB 132

On February 15, 2022, the New Mexico Legislature passed HB 132. The bill imposes a 36% rate cap on loans up to $10,000. Additionally, HB 132 provides for the application of a predominant economic interest test for bank service arrangements whereby a broker or servicer with a predominant economic interest in a loan is considered to be the “true lender” for purposes of applying the 36% rate cap. The New Mexico Governor signed the bill into law on March 1, 2022. The law took effect on January 1, 2023.

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

RESULTS OF OPERATIONS

Highlights

Our financial results for the year ended December 31, 2022 (“2022”) are summarized below.

•
Revenue increased $528.2 million, or 43.7%, to $1,736.1 million in 2022 compared to $1,207.9 million in the year ended December 31, 2021 (“2021”).
•
Net revenue increased $93.3 million, or 9.1%, to $1,117.6 million in 2022 compared to $1,024.3 million in 2021.
•
Income from Operations decreased $29.1 million, or 7.0%, to $384.0 million in 2022, compared to $413.1 million in 2021.
•
Net income was $207.4 million in 2022, compared to $256.3 million in 2021. Diluted earnings per share were $6.19 in 2022 compared to $6.79 in 2021.

Overview

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Revenue
Loans and finance receivables revenue	$1,712,855	$1,192,043	$1,076,204
Other	23,230	15,889	7,506
Total Revenue	1,736,085	1,207,932	1,083,710
Change in Fair Value	(618,521)	(183,672)	(399,517)
Net Revenue	1,117,564	1,024,260	684,193
Operating Expenses
Marketing	382,573	271,160	69,780
Operations and technology	173,668	147,700	96,284
General and administrative	140,464	156,962	140,600
Depreciation and amortization	36,867	35,375	19,732
Total Operating Expenses	733,572	611,197	326,396
Income from Operations	383,992	413,063	357,797
Interest expense, net	(115,887)	(76,509)	(86,691)
Foreign currency transaction (loss) gain, net	(645)	(382)	514
Gain on bargain purchase	—	—	163,999
Equity method investment income	6,435	2,953	628
Other nonoperating expenses	(1,321)	(1,970)	(827)
Income before Income Taxes	272,574	337,155	435,420
Provision for income taxes	65,150	80,087	57,191
Net income from continuing operations before noncontrolling interest	207,424	257,068	378,229
Less: Net income attributable to noncontrolling interest	—	773	85
Net income from continuing operations	207,424	256,295	378,144
Net loss from discontinued operations	—	—	(300)
Net income attributable to Enova International, Inc.	207,424	256,295	377,844
Diluted earnings per share – continuing operations	$6.19	$6.79	$11.71
Diluted loss per share – discontinued operations	—	—	(0.01)
Diluted earnings per share	$6.19	$6.79	$11.70

Revenue
Loans and finance receivables revenue	98.7%	98.7%	99.3%
Other	1.3	1.3	0.7
Total Revenue	100.0	100.0	100.0
Change in Fair Value	(35.6)	(15.2)	(36.9)
Net Revenue	64.4	84.8	63.1
Operating Expenses
Marketing	22.1	22.5	6.4
Operations and technology	10.0	12.2	8.9
General and administrative	8.1	13.0	13.0
Depreciation and amortization	2.1	2.9	1.8
Total Operating Expenses	42.3	50.6	30.1
Income from Operations	22.1	34.2	33.0
Interest expense, net	(6.7)	(6.3)	(8.0)
Foreign currency transaction (loss) gain, net	—	—	0.1
Gain on bargain purchase	—	—	15.1
Equity method investment income	0.4	0.2	0.1
Other nonoperating expenses	(0.1)	(0.2)	(0.1)
Income before Income Taxes	15.7	27.9	40.2
Provision for income taxes	3.8	6.6	5.3
Net income from continuing operations before noncontrolling interest	11.9	21.3	34.9
Less: Net income attributable to noncontrolling interest	—	0.1	—
Net income from continuing operations	11.9	21.2	34.9
Net loss from discontinued operations	—	—	—
Net income attributable to Enova International, Inc.	11.9%	21.2%	34.9%

Valuation of Loans and Finance Receivables

The COVID-19 pandemic severely impacted global economic conditions, resulting in substantial volatility in the financial markets, increased unemployment, and operational challenges resulting from measures that governments imposed to control its spread. We actively worked with our customers to understand their financial situations, waived late fees, offered a variety of repayment options to increase flexibility and reduced or deferred payments for impacted customers. We took measures to adjust our underwriting procedures, which reduced exposure to more heavily impacted consumers and businesses. Certain of these measures eased since the height of the pandemic, with improvement of economic conditions and our outlook.

From a loan valuation perspective, at the onset of the COVID-19 pandemic in the first quarter of 2020, we deemed it appropriate to increase the discount rates used in our internally-developed valuation models, thereby lowering loan fair values, to capture the increase in potential volatility in expected cash flows due to the unprecedented nature of the pandemic and governmental response. These rates remained consistent for the remainder of 2020. Over the course of 2021, we noted a tightening of credit spreads in observable pricing in the market; as such, we reduced the discount rates used in our valuations. As of December 31, 2021, our discount rates had generally returned to the levels utilized immediately prior to the pandemic. Over the course of 2022, we increased our discount rates based primarily on movements in the market. We believe the adjustments to our discount rates to be responsive to changes in the market and representative of what a market participant would use.

After seeing increases in delinquency and charge-offs early in the pandemic, we experienced significant improvements to these metrics over the remainder of 2020 and into 2021. The U.S. government provided multiple rounds of stimulus assistance to taxpayers and businesses. Positive COVID-19 test counts as well as the severity of related symptoms have generally decreased across 2021 and 2022, although there have been spikes as different variants escalate and abate. In 2022, views in the marketplace on the economy and its near-term prospects remain mixed with concerns on employment, inflation, and other macroeconomic trends. In certain situations, management concluded that the probability of future charge-offs was higher than what we had experienced in the past and, therefore, increased anticipated charge-offs in our fair value models. We continue to utilize this approach and have adjusted charge-off expectations where appropriate. As of December 31, 2022, we deemed the resulting fair value to be an appropriate market-based exit price that considers current market conditions.

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Net income from continuing operations	$207,424	$256,295	$378,144
Adjustments:
Gain on bargain purchase	—	—	(163,999)
Transaction-related costs(a)	—	1,424	20,023
Lease termination and cease use loss(b)	—	7,535	—
Equity method investment income(c)	(6,107)	—	—
Other nonoperating expenses(d)	1,321	1,970	827
Intangible asset amortization	8,055	6,862	1,777
Stock-based compensation expense	21,950	21,179	18,041
Foreign currency transaction loss (gain), net(e)	645	372	(499)
Cumulative tax effect of adjustments	(5,365)	(9,855)	(8,038)
Discrete tax adjustments(f)	—	—	(11,604)
Adjusted earnings	$227,923	$285,782	$234,672

Diluted earnings per share from continuing operations	$6.19	$6.79	$11.71
Adjustments:
Gain on bargain purchase	—	—	(5.08)
Transaction-related costs(a)	—	0.04	0.62
Lease termination and cease use loss(b)	—	0.20	—
Equity method investment income(c)	(0.18)	—	—
Other nonoperating expenses(d)	0.04	0.05	0.03
Intangible asset amortization	0.24	0.18	0.05
Stock-based compensation expense	0.66	0.56	0.56
Foreign currency transaction loss (gain), net(e)	0.02	0.01	(0.02)
Cumulative tax effect of adjustments	(0.16)	(0.26)	(0.25)
Discrete tax adjustments(f)	—	—	(0.36)
Adjusted earnings per share	$6.81	$7.57	$7.26

(a)
For the years ended December 31, 2021 and 2020, we recorded expenses of $1.4 million ($1.1 million net of tax) and $20.0 million ($19.5 million net of tax), respectively, related to acquisitions and a divestiture of a subsidiary.
(b)
For the year ended December 31, 2021, we recorded losses of $7.5 million ($5.6 million net of tax), including a net write-off of leasehold improvements of $4.2 million).
(c)
For the year ended 2022, we recorded equity method investment income of $6.3 million ($3.6 million net of tax) that was comprised primarily of an $11.0 million gain generated on the sale by Linear, in which we hold an ownership interest, of its operating company, partially offset by a $4.4 million loss on the sale of OnDeck Canada.
(d)
For the years ended December 31, 2022 and December 31, 2021, we recorded a loss of $1.3 million ($1.0 million net of tax) and $0.8 million ($0.6 million net of tax), respectively, related to incomplete capital markets transactions. For the year ended December 31, 2021, we recorded a loss of $0.8 million ($0.6 million net of tax) related to the partial divestiture of a subsidiary. For the years ended December 31, 2021 and 2020, we recorded losses on early extinguishment of debt of $0.4 million ($0.3 million net of tax) and $0.8 million ($0.6 million net of tax), respectively.
(e)
Excludes amounts attributable to noncontrolling interests.
(f)
For the year ended December 31, 2020, we recorded income tax benefits of $11.6 million resulting from the remeasurement of our liability for certain previously unrecognized tax benefits.

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

	Year Ended December 31,
	2022	2021	2020
Net income from continuing operations	$207,424	$256,295	$378,144
Depreciation and amortization expenses(e)	36,867	35,362	19,726
Interest expense, net(e)	115,887	75,929	86,507
Foreign currency transaction loss (gain), net(e)	645	372	(499)
Provision for income taxes	65,150	80,087	57,191
Stock-based compensation expense	21,950	21,179	18,041
Adjustments:
Transaction-related costs(a)	—	1,424	20,023
Lease termination and cease use loss(b)	—	3,336	—
Gain on bargain purchase	—	—	(163,999)
Equity method investment income	(6,435)	(2,953)	(628)
Other nonoperating expenses(d)	1,321	1,970	827
Adjusted EBITDA	$442,809	$473,001	$415,333

Adjusted EBITDA margin calculated as follows:
Total Revenue	$1,736,085	$1,207,932	$1,083,710
Adjusted EBITDA	$442,809	$473,001	$415,333
Adjusted EBITDA as a percentage of total revenue	25.5%	39.2%	38.3%

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

YEAR ENDED 2022 COMPARED TO YEAR ENDED 2021

Revenue and Net Revenue

Revenue increased $528.2 million, or 43.7%, to $1,736.1 million for 2022 as compared to $1,207.9 million for 2021. The change in revenue was driven primarily by a 71.9% increase in revenue from our small business portfolio and a 30.6% increase in revenue from our consumer portfolio as higher levels of originations in 2021 and 2022 led to higher loan balances for both portfolios.

Our net revenue was $1,117.6 million for 2022 compared to $1,024.3 million for 2021. Our net revenue as a percentage of revenue (“net revenue margin”) was 64.4% in 2022 compared to 84.8% in 2021. The net revenue margin in the prior year was elevated due primarily to lower delinquency rates and lower than expected charge-offs as a result of portfolio seasoning and lower originations. As originations increased across the second half of 2021 and through 2022, the delinquency rates and charge-offs increased, resulting in net revenue margin for 2022 being within a more normal range.

The following table sets forth the components of revenue and net revenue, separated by product for 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$1,065,033	$815,251	$249,782	30.6%
Small business loans and finance receivables revenue	647,822	376,792	271,030	71.9
Total loan and finance receivable revenue	1,712,855	1,192,043	520,812	43.7
Other	23,230	15,889	7,341	46.2
Total revenue	1,736,085	1,207,932	528,153	43.7
Change in fair value	(618,521)	(183,672)	(434,849)	236.8
Net revenue	$1,117,564	$1,024,260	$93,304	9.1%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	61.4%	67.5%
Small business loans and finance receivables revenue	37.3	31.2
Total loan and finance receivable revenue	98.7	98.7
Other	1.3	1.3
Total revenue	100.0	100.0
Change in fair value	(35.6)	(15.2)
Net revenue	64.4%	84.8%

The percentage of revenue from our small business loans and finance receivables increased in 2022 as we placed more emphasis on this portion of our overall portfolio based on strength in demand, credit metrics and outlook.

Loan and Finance Receivable Balances

The fair value of our loan and finance receivable portfolio in our consolidated financial statements at December 31, 2022 and 2021 was $3,018.5 million and $1,964.7 million, respectively, with an outstanding principal balance of $2,739.2 million and $1,878.4 million, respectively. The fair value of the combined loan and finance receivables portfolio includes $16.3 million with an outstanding principal balance of $12.9 million and $18.8 million with an outstanding principal balance of $11.8 million of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of December 31, 2022 and 2021, respectively. See “—Non-GAAP Financial Measures—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

The following table summarizes loan and finance receivable balances outstanding as of December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022			2021
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Consumer loans and finance receivables
Principal	$965,753	$12,937	$978,690	$867,751	$11,789	$879,540
Fair value	1,083,062	16,257	1,099,319	890,144	18,813	908,957
Fair value as a % of principal	112.1%	125.7%	112.3%	102.6%	159.6%	103.3%
Small business loans and finance receivables
Principal	$1,773,411	$—	$1,773,411	$1,010,675	$—	$1,010,675
Fair value	1,935,466	—	1,935,466	1,074,546	—	1,074,546
Fair value as a % of principal	109.1%	—%	109.1%	106.3%	—%	106.3%
Total loans and finance receivables
Principal	$2,739,164	$12,937	$2,752,101	$1,878,426	$11,789	$1,890,215
Fair value	3,018,528	16,257	3,034,785	1,964,690	18,813	1,983,503
Fair value as a % of principal	110.2%	125.7%	110.3%	104.6%	159.6%	104.9%

(a)
GAAP measure. The loan and finance receivable balances guaranteed by us relate to loans originated by third-party lenders through the CSO programs and are not included in our consolidated balance sheets.
(b)
Amounts represent non-GAAP measures.

At December 31, 2022, the ratio of fair value as a percentage of principal was 110.2% on company owned loans and finance receivables and 110.3% on combined loans and finance receivables compared to 104.6% on company owned loans and finance receivables and 104.9% on combined loans and finance receivables at December 31, 2021. These ratios increased during the year due primarily to a mix shift towards line of credit products, which generally have a higher fair value as a percentage of principal compared to installment loans, as well as an improvement in credit outlook on certain products, partially offset by higher delinquency rates on certain products.

Average Amount Outstanding per Loan and Finance Receivable

The average amount outstanding per loan and finance receivable is calculated as the total combined loans and finance receivables, gross balance at the end of the period divided by the total number of combined loans and finance receivables outstanding at the end of the period. The following table shows the average amount outstanding per loan and finance receivable by product at December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Average amount outstanding per loan and finance receivable (in ones)(a)
Consumer loans and finance receivables(b)	$2,089	$1,953
Small business loans and finance receivables	39,021	38,125
Total loans(b)	$5,172	$3,849

(a)
The disclosure regarding the average amount per loan is statistical data that is not included in our consolidated financial statements.
(b)
Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO programs and are not included in our consolidated balance sheets.

The average amount outstanding per loan increased to $5,172 as of December 31, 2022 compared to $3,849 from prior year, mainly due to an increase in the mix of loans and finance receivables held by small businesses in our portfolio, which are larger on average than our consumer portfolio.

Average Loan and Finance Receivable Origination

The average loan and finance receivable origination amount is calculated as the total amount of combined loans and finance receivables originated, renewed and purchased for the period divided by the total number of combined loans and finance receivables originated, renewed and purchased for the period. The following table shows the average loan and finance receivable origination amount by product for 2022 compared to 2021:

	Year Ended
	December 31,
	2022	2021
Average loan and finance receivable origination amount (in ones)(a)
Consumer loans and finance receivables(b)(c)	$665	$648
Small business loans and finance receivables(c)	17,193	15,703
Total loans(b)	$1,823	$1,419

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

The average loan origination amount increased to $1,823 from $1,419 during 2022 compared to 2021, due primarily to an increase in the mix of higher dollar amount loans and finance receivables to small businesses and, to a lesser extent, the gradual easing of restrictions on loan amounts as risks from the COVID-19 pandemic abated.

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

The payment status of a customer, including the degree of any delinquency, is a significant factor in determining estimated charge-offs in the cash flow models that we use to determine fair value. The following table shows payment status on outstanding principal, interest and fees as of the end of each of the last eight quarters (dollars in thousands):

	2022
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$2,169,140	$2,377,514	$2,630,537	$2,837,799
Guaranteed by the Company(a)	11,858	13,997	14,330	15,644
Ending combined loan and finance receivables balance(b)	$2,180,998	$2,391,511	$2,644,867	$2,853,443
> 30 days delinquent	113,798	121,459	147,688	190,119
> 30 days delinquency rate	5.2%	5.1%	5.6%	6.7%

	2021
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$1,265,987	$1,416,533	$1,650,771	$1,944,263
Guaranteed by the Company(a)	6,792	9,655	13,239	13,750
Ending combined loan and finance receivables balance(b)	$1,272,779	$1,426,188	$1,664,010	$1,958,013
> 30 days delinquent	96,228	81,883	90,782	103,213
> 30 days delinquency rate	7.6%	5.7%	5.5%	5.3%

(a)
Represents loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(b)
Non-GAAP measure.

Refer to the following sections for discussion of receivable balances and credit metrics at the consumer and small business levels.

Consumer Loans and Finance Receivables

The following table includes financial information for our consumer loans and finance receivables. Delinquency metrics include principal, interest and fees, and only amounts that are past due (dollars in thousands):

	2022
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$888,657	$936,601	$972,320	$965,753
Guaranteed by the Company(a)	10,027	11,873	11,843	12,937
Total combined loan and finance receivable principal balance(b)	$898,684	$948,474	$984,163	$978,690
Consumer combined loan and finance receivable fair value balance:
Company owned	$934,351	$989,128	$1,056,205	$1,083,062
Guaranteed by the Company(a)	14,433	17,860	16,144	16,257
Ending combined loan and finance receivable fair value balance(b)	$948,784	$1,006,988	$1,072,349	$1,099,319
Fair value as a % of principal(b)(c)	105.6%	106.2%	109.0%	112.3%
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$951,560	$1,004,847	$1,039,792	$1,040,517
Guaranteed by the Company(a)	11,858	13,997	14,330	15,644
Ending combined loan and finance receivable balance(b)	$963,418	$1,018,844	$1,054,122	$1,056,161
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$953,108	$966,816	$1,027,100	$1,038,389
Guaranteed by the Company(a)(d)	12,960	12,591	14,421	15,050
Average combined loan and finance receivable balance(b)(d)	$966,068	$979,407	$1,041,521	$1,053,439

Revenue	$248,547	$253,043	$277,096	$286,347
Change in fair value	(116,767)	(133,078)	(135,646)	(145,276)
Net revenue	131,780	119,965	141,450	141,071
Net revenue margin	53.0%	47.4%	51.0%	49.3%

Delinquencies:
> 30 days delinquent	$70,480	$72,300	$77,258	$86,884
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	7.3%	7.1%	7.3%	8.2%

Charge-offs:
Charge-offs (net of recoveries)	$137,224	$134,524	$167,762	$171,421
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	14.2%	13.7%	16.1%	16.3%

	2021
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$523,170	$585,087	$709,781	$867,751
Guaranteed by the Company(a)	5,691	8,284	11,354	11,790
Total combined loan and finance receivable principal balance(b)	$528,861	$593,371	$721,135	$879,541
Consumer combined loan and finance receivable fair value balance:
Company owned	$581,398	$623,975	$723,553	$890,144
Guaranteed by the Company(a)	7,246	10,824	16,921	18,813
Ending combined loan and finance receivable fair value balance(b)	$588,644	$634,799	$740,474	$908,957
Fair value as a % of principal(b)(c)	111.3%	107.0%	102.7%	103.3%
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$564,934	$630,203	$768,964	$927,673
Guaranteed by the Company(a)	6,792	9,655	13,239	13,750
Ending combined loan and finance receivable balance(b)	$571,726	$639,858	$782,203	$941,423
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$598,900	$580,704	$702,818	$836,147
Guaranteed by the Company(a)(d)	8,670	7,585	11,366	13,212
Average combined loan and finance receivable balance(b)(d)	$607,570	$588,289	$714,184	$849,359

Revenue	$181,737	$174,512	$215,432	$243,570
Change in fair value	(26,073)	(49,708)	(97,061)	(104,715)
Net revenue	155,664	124,804	118,371	138,855
Net revenue margin	85.7%	71.5%	54.9%	57.0%

Delinquencies:
> 30 days delinquent	$24,589	$26,201	$45,804	$59,312
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	4.3%	4.1%	5.9%	6.3%

Charge-offs:
Charge-offs (net of recoveries)	$36,408	$27,050	$57,836	$112,582
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	6.0%	4.6%	8.1%	13.3%

(a)
Represents loans originated by third-party lenders through the CSO programs that we have not yet purchased, which are not included in our consolidated balance sheets.
(b)
Non-GAAP measure.
(c)
Determined using period-end balances.
(d)
The average combined loan and finance receivable balance is the average of the month-end balances during the period.

The combined ending loan balance, including principal and accrued fees/interest outstanding, of consumer loans and finance receivables at December 31, 2022 increased 12.2% to $1,056.2 million compared to $941.4 million at December 31, 2021, due primarily to the acceleration in originations beginning approximately mid-2021, following the strategic reduction in originations at the onset of the COVID-19 pandemic in early 2020 to mitigate risks associated with the pandemic.

The percentage of loans greater than 30 days delinquent increased to 8.2% at December 31, 2022, compared to 6.3% at December 31, 2021. The increase was driven primarily by a mix shift towards line of credit products, which generally have higher interest rates and fees due to the higher risk of default.

Charge-offs (net of recoveries) as a percentage of average combined loan balance increased to 16.3% for the three months ended December 31, 2022 (the “2022 fourth quarter”), compared to 13.3% for the three months ended December 31, 2021 (the “2021 fourth quarter”), driven primarily by growth in originations on line of credit products, particularly to new customers, which typically default at a higher percentage than returning customers.

The ratio of fair value as a percentage of principal on consumer loans and finance receivables increased to 112.3% at December 31, 2022, compared to 103.3% at December 31, 2021, due primarily to a mix shift towards line of credit products, which generally have a higher fair value as a percentage of principal compared to installment loans.

Refer to “Results of Operations—Valuation of Loans and Finance Receivables” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on loan valuation, including the discount rate assumption.

Small Business Loans and Finance Receivables

The following table includes financial information for our small business loans and finance receivables. Delinquency metrics include principal, interest and fees, and only amounts that are past due (dollars in thousands):

	2022
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$1,210,389	$1,364,055	$1,580,289	$1,773,411
Ending loan and finance receivable fair value balance	1,297,533	1,471,723	1,708,918	1,935,466
Fair value as a % of principal(a)	107.2%	107.9%	108.1%	109.1%

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$1,217,580	$1,372,667	$1,590,745	$1,797,282

Average loan and finance receivable balance(b)	$1,122,609	$1,288,384	$1,488,029	$1,684,617

Revenue	$132,594	$149,909	$172,721	$192,598
Change in fair value	1,138	(8,764)	(24,662)	(49,099)
Net revenue	133,732	141,145	148,059	143,499
Net revenue margin	100.9%	94.2%	85.7%	74.5%

Delinquencies:
> 30 days delinquent	$43,318	$49,159	$70,430	$103,235
> 30 days delinquent as a % of loan balance(a)	3.6%	3.6%	4.4%	5.7%

Charge-offs:
Charge-offs (net of recoveries)	$20,860	$27,867	$43,778	$69,110
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	1.9%	2.2%	2.9%	4.1%

	2021
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$696,678	$781,793	$876,668	$1,010,675
Ending loan and finance receivable fair value balance	649,313	784,728	911,729	1,074,546
Fair value as a % of principal(a)	93.2%	100.4%	104.0%	106.3%

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$701,053	$786,330	$881,807	$1,016,590

Average loan and finance receivable balance(b)	$700,348	$739,378	$837,606	$956,110

Revenue	$75,560	$85,561	$100,610	$115,063
Change in fair value	4,995	45,078	24,515	22,804
Net revenue	80,555	130,639	125,125	137,867
Net revenue margin	106.6%	152.7%	124.4%	119.8%

Delinquencies:
> 30 days delinquent	$71,639	$55,682	$44,978	$43,901
> 30 days delinquent as a % of loan balance(a)	10.2%	7.1%	5.1%	4.3%

Charge-offs:
Charge-offs (net of recoveries)	$18,042	$5,102	$7,060	$7,677
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	2.6%	0.7%	0.8%	0.8%

(a)
Determined using period-end balances.
(b)
The average loan and finance receivable balance is the average of the month-end balances during the period.

The combined ending loan balance, including principal and accrued fees/interest outstanding, of small business loans and finance receivables at December 31, 2022 increased 76.8% to $1,797.3 million compared to $1,016.6 million at December 31, 2021, due primarily to strong originations in the year.

The percentage of loans and finance receivables greater than 30 days delinquent increased to 5.7% at December 31, 2022, compared to 4.3% at December 31, 2021. Charge-offs (net of recoveries) as a percentage of average loan balance increased to 4.1% for the 2022 fourth quarter, compared to 0.8% in the 2021 fourth quarter. The credit performance of our small business portfolio was stronger in 2021 when compared to the pre-COVID-19 period as the portfolio was more seasoned due to reductions in originations in response to the pandemic. Delinquency and charge-offs have risen across 2022 to more normal levels due to the acceleration in originations and macroeconomic pressures on our customers and their businesses.

The ratio of fair value as a percentage of principal on small business loans and finance receivables increased to 109.1% at December 31, 2022, compared to 106.3% at December 31, 2021, due primarily to the strong credit performance of our line of credit products.

Refer to “Results of Operations—Valuation of Loans and Finance Receivables” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on loan valuation, including the discount rate assumption.

Total Expenses

Total operating expenses increased $122.4 million, or 20.0%, to $733.6 million in 2022, compared to $611.2 million in 2021.

Marketing expense increased $111.4 million, or 41.1%, to $382.5 million in 2022 compared to $271.1 million in 2021, due primarily to our efforts to capture increasing market demand for loan products in the current year. The prior year, particularly the first half, was abnormally low due to our strategic actions to mitigate risks associated with the COVID-19 pandemic. Certain marketing costs, such as commissions paid to third-party lead providers, are variable and increase as originations increase.

Operations and technology expense increased $26.0 million, or 17.6%, to $173.7 million in 2022 from $147.7 million in 2021, due primarily to higher variable costs, particularly personnel and underwriting, due to the increase in originations and the size of the loan portfolio. As a percentage of revenue, operations and technology expense decreased to 10.0% in 2022 from 12.2% in 2021, as increased originations and revenues outpaced fixed costs.

General and administrative expense decreased $16.5 million, or 10.5%, to $140.5 million in 2022 compared to $157.0 million in 2021, due primarily to synergies achieved following the October 2020 acquisition of OnDeck. As a percentage of revenue, general and administrative expense decreased to 8.1% in 2022 from 13.0% in 2021, as increased originations and revenues outpaced fixed costs.

Depreciation and amortization expense increased $1.5 million, or 4.2%, to $36.9 million in 2022 compared to $35.4 million in 2021 driven primarily by additional internally-developed software placed into service and fixed assets and intangible assets acquired with Pangea.

Nonoperating Items

Interest expense, net increased $39.4 million, or 51.5%, to $115.9 million in 2022 compared to $76.5 million in 2021, due primarily to an increase in the average amount of debt outstanding to $1,856.1 million during 2022 from $1,036.2 million during 2021, partially offset by a decrease in the weighted average interest rate on our outstanding debt to 6.35% in 2022 from 7.34% in 2021. See “—Liquidity and Capital Resources—Current Debt Facilities” below for further information.

Provision for Income Taxes

The effective tax rate from continuing operations of 23.9% in 2022 was consistent with the 23.8% rate in 2021. The 2022 rate was primarily driven by an increase in state tax rates, which was offset by excess tax benefits from stock-based compensation.

As of December 31, 2022, the balance of unrecognized tax benefits was $87.7 million which is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, $11.6 million of which, if recognized, would favorably affect the effective tax rate in the period of recognition. We had $44.1 million of unrecognized tax benefits as of December 31, 2021. We believe that we have adequately accounted for any material tax uncertainties in our existing reserves for all open tax years.

Our U.S. tax returns are subject to examination by federal and state taxing authorities. The statute of limitations related to our consolidated Federal income tax returns is closed for all tax years up to and including 2018. However, the 2014 tax year is still open to the extent of the net operating loss which we carried back from the 2019 tax return. The years open to examination by state, local and foreign government authorities vary by jurisdiction, but the statute of limitation is generally three years from the date the tax return is filed. For jurisdictions that have generated net operating losses, carryovers may be subject to the statute of limitations applicable for the year those carryovers are utilized. In these cases, the period for which the losses may be adjusted will extend to conform with the statute of limitations for the year in which the losses are utilized. In most circumstances, this is expected to increase the length of time that the applicable taxing authority may examine the carryovers by one year or longer, in limited cases.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

We seek to maintain a stable and flexible balance sheet to ensure that liquidity and funding are available to meet our business obligations. As of December 31, 2022, we had cash, cash equivalents, and restricted cash of $178.4 million, of which $78.2 million was restricted, compared to $225.9 million, of which $60.4 million was restricted, as of December 31, 2021. During the three months ended March 31, 2022, we increased the borrowing capacity on four of our loan securitization facilities without having to increase any of the respective borrowing rates. In June 2022, we entered into a new $420.0 million loan securitization facility and increased the aggregate principal on our existing secured revolving credit agreement while extending its term. In October 2022, we entered into a new $125 million loan securitization facility. In November 2022, we amended two securitization facilities which resulted in a net increase to our funding capacity of $26.0 million and expanded the eligibility requirements to include more of our loans. As of December 31, 2022, we had funding capacity of $533.1 million. Based on numerous stressed-case modeling scenarios, we believe we have sufficient liquidity to run our operations for the foreseeable future. Further, we have no recourse debt obligations due until September 2024. As part of our capital and liquidity management, we may from time to time acquire our outstanding debt securities, including through redemptions, tender offers, open market purchases, negotiated transactions or otherwise, in accordance with applicable securities laws and in compliance with the indentures governing our outstanding debt securities, upon such terms and at such prices as we may determine.
Historically, we have generated significant cash flow through normal operating activities for funding both long-term and short-term needs. Our near-term liquidity is managed to ensure that adequate resources are available to fund our seasonal working capital growth, which is driven by demand for our loan and financing products. On September 1, 2017, we issued and sold $250.0 million in aggregate principal amount of 8.50% Senior Notes due 2024 (the “2024 Senior Notes”) and used the net proceeds, in part, to retire $155.0 million in existing indebtedness. On September 19, 2018, we issued and sold $375.0 million in aggregate principal amount of 8.50% Senior Notes due 2025 (the “2025 Senior Notes”) and used the net proceeds, in part, to retire existing indebtedness.

On June 30, 2017, we entered into a secured revolving credit agreement (as amended, the “Credit Agreement”). On June 23, 2022, we entered into an amendment and restatement of our Credit Agreement that, among other things, increased the borrowing capacity to $440.0 million, with a $20.0 million letter of credit sublimit and $10.0 million swingline loan sublimit. The Credit Agreement bears interest, at our option, at the base rate plus 0.75% or the Secured Overnight Financing Rate plus 3.50%. In addition to customary fees for a credit facility of this size and type, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the commitment, and ranges from 0.15% per annum to 0.50% per annum depending on usage. The Credit Agreement contains certain prepayment penalties if it is terminated on or before the first and second anniversary dates, subject to certain exceptions. The Credit Agreement matures on June 30, 2026. As of February 22, 2023, our available borrowings under the Credit Agreement were $130.3 million. Since 2016, we have entered into several loan securitization facilities and offered asset-backed notes to fund our growth, primarily in our near-prime consumer installment loan and small business loan businesses. As of February 22, 2023, we had funding capacity of $363.8 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer and small business loan securitization facilities.

As of December 31, 2022, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending which could be expected to generate additional liquidity.

Capital

Our Total stockholders' equity increased by $93.0 million to $1,186.1 million at December 31, 2022 from $1,093.1 million at December 31, 2021. The increase of stockholders' equity was driven primarily by net income for the year ended December 31, 2022, partially offset by $143.1 million in repurchases of our common stock. Our book value per share outstanding increased to $37.99 at December 31, 2022 from $32.01 at December 31, 2021, which was primarily driven by net income and share repurchases in 2022 .

On February 9, 2022, we announced the Board of Directors authorized a new share repurchase program totaling $100.0 million through June 30, 2023 (the "February 2022 Authorization"). On November 7, 2022, we announced the Board of Directors authorized an increase to our share repurchase program of up to $150.0 million through December 31, 2023 (the "November 2022 Authorization"). The November 2022 Authorization will go into effect when the February 2022 Authorization is exhausted. Repurchases under our repurchase programs will be made in accordance with applicable securities laws from time to time in the open market, through privately negotiated transactions or otherwise. The share repurchase program does not obligate us to purchase any shares of our common stock. The authorization for the share repurchase programs may be terminated, increased or decreased by the Board of Directors in its discretion at any time. During 2022, we paid $137.6 million to repurchase common stock under the share repurchase programs.

Cash

At December 31, 2022, we had $100.2 million of available unrestricted cash to fund our future operations compared to approximately $165.5 million at December 31, 2021.

Our cash and cash equivalents at December 31, 2022 were held primarily for working capital purposes and were used to fund a portion of our lending activities. From time to time, we use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest cash in excess of our immediate working capital requirements in short-term investments, deposit accounts or other arrangements designed to preserve the principal balance and maintain adequate liquidity. Our excess cash may be invested primarily in overnight sweep accounts, money market instruments or similar arrangements that provide competitive returns consistent with our polices and market conditions.

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

Current Debt Facilities

The following table summarizes our debt facilities as of December 31, 2022.

	Maturity date		Weighted average interest rate(a)	Borrowing capacity		Principal outstanding
Funding Debt:
2018-1 Securitization Facility	March 2027	(b)	7.95%	200,000		192,717
2018-2 Securitization Facility	July 2025	(c)	8.34%	225,000		179,654
NCR 2022 Securitization Facility	October 2026	(d)	9.07%	125,000		43,958
ODR 2021-1 Securitization Facility	November 2024	(e)	7.22%	233,333		197,167
ODR 2022-1 Securitization Facility	June 2025	(f)	7.27%	420,000		187,000
RAOD Securitization Facility	November 2025	(g)	6.93%	230,263		230,263
ODAST III Securitization Notes	May 2027	(h)	2.07%	300,000		300,000
Total funding debt			6.33%	$1,733,596		$1,330,759
Corporate Debt:
8.50% Senior Notes Due 2024	September 2024		8.50%	250,000		250,000
8.50% Senior Notes Due 2025	September 2025		8.50%	375,000		375,000
Revolving line of credit	June 2026		7.50%	440,000	(i)	309,000
Total corporate debt			8.17%	$1,065,000		$934,000

(a)
The weighted average interest rate is determined based on the rates and principal balances on December 31, 2022. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.
(b)
The period during which new borrowings may be made under this facility expires in March 2025.
(c)
The period during which new borrowings may be made under this facility expires in July 2023.
(d)
The period during which new borrowings may be made under this facility expires in October 2024.
(e)
The period during which new borrowings may be made under this facility expires in November 2023.
(f)
The period during which new borrowings may be made under this facility expires in June 2024.
(g)
The period during which new borrowings may be made under this facility expires in November 2024.
(h)
The period during which new borrowings may be made under this facility expires in April 2024.
(i)
We had outstanding letters of credit under the Revolving line of credit of $0.8 million as of December 31, 2022.

Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2022		2021		2020
Cash flows provided by (used in) operating activities
Cash flows from operating activities - continuing operations	$893,998		$471,868		$741,171
Cash flows from operating activities - discontinued operations	—		—		(300)
Cash flows provided by operating activities	893,998		471,868		740,871
Cash flows (used in) provided by investing activities
Loans and finance receivables	(1,631,354)		(923,494)		2,986
Acquisitions, net of cash acquired	—		(29,153)		109,920
Purchases of property and equipment	(43,629)		(29,674)		(29,491)
Disposal of a subsidiary	8,713		1,928		—
Other investing activities	—		25		168
Total cash flows (used in) provided by investing activities	(1,666,270)		(980,368)		83,583
Cash flows provided by (used in) financing activities	$724,866		$365,149		$(535,974)
Total debt to Adjusted EBITDA (a)	5.1	x	2.9	x	2.3	x

(a)
Total debt to Adjusted EBITDA, a non-GAAP measure, is calculated using Adjusted EBITDA for the twelve months ended for the respective period indicated. See “—Non-GAAP Financial Measures—Adjusted EBITDA.”

Cash Flows from Operating Activities

Net cash provided by operating activities increased $422.1 million, or 89.5%, to $894.0 million for 2022 from $471.9 million for 2021. The increase was driven primarily by additional interest and fee income from growth in the loan portfolio, particularly since mid-2021. Net cash provided by operating activities for 2021 was abnormally low due to the strategic reduction in originations implemented at the onset of the COVID-19 pandemic.

We believe cash flows from operations and available cash balances and borrowings under our securitization facilities and Credit Agreement, which may include increased borrowings under our Credit Agreement, any refinancing or replacement thereof, and additional securitization of consumer and small business loans, will be sufficient to fund our future operating liquidity needs, including to fund our working capital growth.

Cash Flows from Investing Activities

Net cash flows used in investing activities increased $685.9 million, or 70.0%, for 2022 compared to 2021, due primarily to a $707.9 million increase in net cash used in loans and finance receivables, due to a 46.0% increase in loans and finance receivables originated or purchased and a 31.0% increase in loans and finance receivables repaid.

Cash Flows from Financing Activities

Net cash provided by financing activities in 2022 was $724.9 million compared to $365.1 million used in financing activities in 2021. Cash flows provided by financing activities for 2022 primarily reflects net borrowings of $109.0 million under the Credit Agreement and $762.2 million under our securitization facilities, partially offset by $143.1 million of cash used in treasury shares purchased, primarily under the share repurchase programs discussed above under “Capital”. Cash flows used in financing activities for 2021 primarily reflects $200 million of net borrowing under our Credit Agreement, $272.6 million of net borrowing under our securitization facilities, partially offset by $116.7 million of cash used in treasury shares purchased, primarily under the share repurchase programs.

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

We have historically performed our annual goodwill impairment test as of June 30 each year. During the year ended December 31, 2021, we voluntarily changed our annual impairment assessment date from June 30 to October 1 to better align with our budgeting process and year end as well as to include nearly a full year of results after our October 2020 acquisition of OnDeck, which was a material change to our financial position and results of operations. We believe the change in goodwill impairment testing date does not represent a material change to our method of applying an accounting principle in light of our internal controls and requirements to assess goodwill impairment upon certain triggering events.

We first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In assessing the qualitative factors, we consider relevant events and circumstances including but not limited to macroeconomic conditions, industry and market environment, our overall financial performance, cash flow from operating activities, market capitalization and stock price. If we determine that the quantitative impairment test is required, we use the income approach to complete our annual goodwill assessment. The income approach uses future cash flows and estimated terminal values that are discounted using a market participant perspective to determine the fair value, which is then compared to the carrying value to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar from an operational and economic standpoint. See Note 5, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 in the Notes to the Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” in this report for a discussion of recently issued accounting pronouncements that may be significant to Enova.

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

Changes to market interest rates can impact the fair value of our loans and finance receivables. The fair value of our loans and receivables are estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. Required returns may increase or decrease depending upon the level of market interest rates and additional risk premiums required to generate acceptable returns on specific assets. An increase of 100 basis points to the discount rates used in our valuations would decrease the balance of loans and finance receivables at fair value by approximately 0.7% at December 31, 2022 and 2021. A decrease of 100 basis points to the discount rates used in our valuations would increase the balance of Loans and finance receivables at fair value by approximately 0.7% at December 31, 2022 and 2021.

Expectations of future credit losses are a significant input to the valuation of our loans and finance receivables. A variety of macroeconomic and other factors can impact the expected repayment capacity of our customers and our expectation of future credit losses, both positively and negatively. Increasing our estimates for future credit losses used in our valuations to 110% of current expectations would decrease the balance of loans and finance receivables at fair value by approximately 3.2% and 4.1% at December 31, 2022 and 2021, respectively. Conversely, credit losses may decrease as the economy strengthens or with increased government assistance. Decreasing our estimates for future credit losses used in our valuations to 90% of current expectations would increase the balance of loans and finance receivables at fair value by approximately 3.3% and 4.0% at December 31, 2022 and 2021, respectively.

The expected rate of future customer prepayments can also impact the fair value of our loans and finance receivables. Prepayment speeds can vary with economic activity, competition and other factors that may increase or decrease the liquidity available to our customers to prepay obligations. Increasing our estimates for future prepayments used in our valuations to 110% of current expectations would decrease the balance of Loans and finance receivables at fair value by 0.9% and 1.2% at December 31, 2022 and 2021, respectively. Conversely, prepayment speeds may decrease as the economy weakens or inflation increases. Decreasing our estimates for future prepayments used in our valuations to 90% of current expectations would increase the balance of Loans and finance receivables at fair value by 0.8% and 1.2% at December 31, 2022 and 2021, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Enova International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Enova International, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 24, 2023

We have served as the Company's auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Enova International, Inc.

Opinion on the Financial Statements

We have audited the consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Enova International, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for loans and finance receivables in 2020.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 26, 2021

We served as the Company’s auditor from 2011 to 2021.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2022	2021
Assets
Cash and cash equivalents(1)	$100,165	$165,477
Restricted cash(1)	78,235	60,406
Loans and finance receivables at fair value(1)	3,018,528	1,964,690
Income taxes receivable	43,741	51,104
Other receivables and prepaid expenses(1)	66,267	52,274
Property and equipment, net	93,228	78,402
Operating lease right-of-use asset	19,347	23,101
Goodwill	279,275	279,275
Intangible assets, net	27,390	35,444
Other assets(1)	54,713	51,310
Total assets	$3,780,889	$2,761,483
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses(1)	$198,320	$156,102
Operating lease liability	33,595	40,987
Deferred tax liabilities, net	104,169	86,943
Long-term debt(1)	2,258,660	1,384,399
Total liabilities	2,594,744	1,668,431
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 44,326,999 and 43,423,572 shares issued and 31,220,928 and 34,144,012 outstanding as of December 31, 2022 and 2021, respectively	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid in capital	251,878	225,689
Retained earnings	1,313,185	1,105,761
Accumulated other comprehensive loss	(5,990)	(8,540)
Treasury stock, at cost (13,106,071 and 9,279,560 shares as of December 31, 2022 and 2021, respectively)	(372,928)	(229,858)
Total stockholders' equity	1,186,145	1,093,052
Total liabilities and stockholders' equity	$3,780,889	$2,761,483

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

	December 31,
	2022	2021
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$420	$420
Restricted cash	65,546	45,706
Loans and finance receivables at fair value	1,699,698	745,246
Other receivables and prepaid expenses	17,413	6,378
Other assets	5,597	2,082
Total assets of consolidated VIEs	$1,788,674	$799,832
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$7,528	$2,061
Long-term debt	1,329,009	565,770
Total liabilities of consolidated VIEs	$1,336,537	$567,831

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$1,736,085	$1,207,932	$1,083,710
Change in Fair Value	(618,521)	(183,672)	(399,517)
Net Revenue	1,117,564	1,024,260	684,193
Operating Expenses
Marketing	382,573	271,160	69,780
Operations and technology	173,668	147,700	96,284
General and administrative	140,464	156,962	140,600
Depreciation and amortization	36,867	35,375	19,732
Total Operating Expenses	733,572	611,197	326,396
Income from Operations	383,992	413,063	357,797
Interest expense, net	(115,887)	(76,509)	(86,691)
Foreign currency transaction (loss) gain, net	(645)	(382)	514
Gain on bargain purchase	—	—	163,999
Equity method investment income	6,435	2,953	628
Other nonoperating expenses	(1,321)	(1,970)	(827)
Income before Income Taxes	272,574	337,155	435,420
Provision for income taxes	65,150	80,087	57,191
Net income from continuing operations before noncontrolling interest	207,424	257,068	378,229
Less: Net income attributable to noncontrolling interest	—	773	85
Net income from continuing operations	207,424	256,295	378,144
Net loss from discontinued operations	—	—	(300)
Net income attributable to Enova International, Inc.	$207,424	$256,295	$377,844
Earnings (Loss) Per Share attributable to Enova International, Inc.:
Earnings (loss) per common share – basic:
Continuing operations	$6.42	$7.05	$11.86
Discontinued operations	—	—	(0.01)
Earnings (loss) per common share – basic	$6.42	$7.05	$11.85
Earnings (loss) per common share – diluted:
Continuing operations	$6.19	$6.79	$11.71
Discontinued operations	—	—	(0.01)
Earnings (loss) per common share – diluted	$6.19	$6.79	$11.70
Weighted average common shares outstanding:
Basic	32,290	36,351	31,897
Diluted	33,483	37,736	32,302

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income including noncontrolling interest	$207,424	$257,068	$377,929
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain(1)	789	(1,478)	(3,832)
Ownership change in noncontrolling interest	—	(270)	—
Unrealized gain on investments, net of tax	1,761	—	—
OnDeck Australia deconsolidation	—	106	—
Total other comprehensive (loss) gain, net of tax	2,550	(1,642)	(3,832)
Comprehensive Income	209,974	255,426	374,097
Net income attributable to noncontrolling interest	—	(773)	(85)
Foreign currency translation loss (gain) attributable to noncontrolling interests	—	126	(80)
Ownership change in noncontrolling interest	—	802	—
Comprehensive loss (income) attributable to the noncontrolling interest	—	155	(165)
Comprehensive income attributable to Enova International, Inc.	$209,974	$255,581	$373,932

(1)
Net of tax benefit (provision) of $(209), $513 and $1,830 for the years ended December 31, 2022, 2021 and 2020, respectively.

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

								Total Enova
					Accumulated			International,
			Additional		Other			Inc.		Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest	Equity
Balance at December 31, 2019	35,765	$—	$63,791	$372,681	$(3,066)	(2,790)	$(56,793)	$376,613	$—	$376,613
Stock-based compensation expense	—	—	18,041	—	—	—	—	18,041	—	18,041
Acquisition of OnDeck	5,566	—	105,960	—	—	—	—	105,960	1,321	107,281
Shares issued for vested RSUs	589	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	17	—	189	—	—	—	—	189	—	189
Net income attributable to Enova International, Inc.	—	—	—	377,844	—	—	—	377,844	—	377,844
Foreign currency translation loss, net of tax	—	—	—	—	(3,832)	—	—	(3,832)	80	(3,752)
Purchases of treasury shares, at cost	—	—	—	—	—	(3,384)	(56,408)	(56,408)	—	(56,408)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	85	85
Cumulative effect of accounting change	—	—	—	98,941	—	—	—	98,941	—	98,941
Balance at December 31, 2020	41,937	$—	$187,981	$849,466	$(6,898)	(6,174)	$(113,201)	$917,348	$1,486	$918,834
Stock-based compensation expense	—	—	21,179	—	—	—	—	21,179	—	21,179
Shares issued for vested RSUs	793	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	694	—	15,457	—	—	—	—	15,457	—	15,457
Net income attributable to Enova International, Inc.	—	—	—	256,295	—	—	—	256,295	—	256,295
Foreign currency translation loss, net of tax	—	—	—	—	(1,478)	—	—	(1,478)	(126)	(1,604)
Purchases of treasury shares, at cost	—	—	—	—	—	(3,106)	(116,657)	(116,657)	—	(116,657)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	773	773
Ownership change in noncontrolling interest	—	—	1,072	—	(270)	—	—	802	(802)	—
OnDeck Australia deconsolidation	—	—	—	—	106	—	—	106	(1,331)	(1,225)
Balance at December 31, 2021	43,424	$—	$225,689	$1,105,761	$(8,540)	(9,280)	$(229,858)	$1,093,052	$—	$1,093,052
Stock-based compensation expense	—	—	21,950	—	—	—	—	21,950	—	21,950
Shares issued for vested RSUs	640	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	263	—	4,239	—	—	—	—	4,239	—	4,239
Net income attributable to Enova International, Inc.	—	—	—	207,424	—	—	—	207,424	—	207,424
Unrealized gain on investments, net of tax	—	—	—	—	1,761	—	—	1,761	—	1,761
Foreign currency translation gain, net of tax	—	—	—	—	789	—	—	789	—	789
Purchases of treasury shares, at cost	—	—	—	—	—	(3,826)	(143,070)	(143,070)	—	(143,070)
Balance at December 31, 2022	44,327	$—	$251,878	$1,313,185	$(5,990)	(13,106)	$(372,928)	$1,186,145	$—	$1,186,145

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net income before noncontrolling interest	$207,424	$257,068	$377,929
Less: Net loss from discontinued operations	—	—	300
Net income from continuing operations	207,424	257,068	378,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,867	35,375	19,732
Amortization of deferred loan costs and debt discount	5,698	6,224	12,699
Change in fair value	612,154	180,165	399,517
Stock-based compensation expense	21,950	21,179	18,041
Gain on bargain purchase	—	—	(163,999)
Loss on sale of subsidiary	4,388	842	—
Incomplete transaction costs	710	—	—
Loss on early extinguishment of debt	—	378	827
Operating leases, net	(3,637)	(3,549)	(2,014)
Lease termination and cease-use costs	—	(6,311)	—
Deferred income taxes, net	17,034	39,306	3,240
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(32,317)	(20,802)	68,848
Other receivables, prepaid expenses and other assets	(24,335)	(7,222)	(5,601)
Accounts payable and accrued expenses	(2,843)	17,843	(18,088)
Current income taxes receivable/payable	50,905	(48,628)	29,740
Cash flows from operating activities - continuing operations	893,998	471,868	741,171
Cash flows from operating activities - discontinued operations	—	—	(300)
Net cash provided by operating activities	893,998	471,868	740,871
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(4,103,939)	(2,810,560)	(1,033,041)
Loans and finance receivables repaid	2,472,585	1,887,066	1,036,027
Acquisitions, net of cash acquired	—	(29,153)	109,920
Capitalization of software development costs and purchases of fixed assets	(43,629)	(29,674)	(29,491)
Sale of subsidiary	8,713	1,928	—
Other investing activities	—	25	168
Net cash (used in) provided by investing activities	(1,666,270)	(980,368)	83,583
Cash Flows from Financing Activities
Borrowings under revolving line of credit	139,000	302,000	100,250
Repayments under revolving line of credit	(30,000)	(102,000)	(224,750)
Borrowings under securitization facilities	827,657	547,268	152,983
Repayments under securitization facilities	(65,487)	(274,688)	(507,023)
Debt issuance costs paid	(7,473)	(6,231)	(388)
Debt prepayment penalty paid	—	—	(827)
Proceeds from exercise of stock options	4,239	15,457	189
Treasury shares purchased	(143,070)	(116,657)	(56,408)
Net cash provided by (used in) financing activities	724,866	365,149	(535,974)
Effect of exchange rates on cash	(77)	34	(244)
Net (decrease) increase in cash, cash equivalents and restricted cash	(47,483)	(143,317)	288,236
Cash, cash equivalents and restricted cash at beginning of year	225,883	369,200	80,964
Cash, cash equivalents and restricted cash at end of year	$178,400	$225,883	$369,200

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Nature of the Company

Enova International, Inc. (“Enova”), formed on September 7, 2011, is an independent, publicly traded company, and the Company’s shares of common stock are listed on the New York Stock Exchange under the symbol “ENVA.” Enova and its subsidiaries (individually and collectively referred to herein as the “Company”) operate an internet-based lending platform to serve customers in need of cash to fulfill their financial responsibilities. Through a network of direct and indirect marketing channels, the Company offers funds to its customers through a variety of loan and finance receivable products that are primarily unsecured. The business is operated primarily through the internet to provide convenient, fully-automated financial solutions to its customers. As of December 31, 2022, the Company offered or arranged loans to consumers under the names “CashNetUSA” and “NetCredit” in 37 states in the United States and under the name “Simplic” in Brazil. The Company also offered financing to small businesses in all 50 states and Washington D.C. in the United States under the names “OnDeck,” “Headway Capital” and “The Business Backer.”

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

Installment loans are loans written by the Company, by a third-party lender through the Company’s credit services organization and credit access business programs (“CSO programs” as further described below) that the Company guarantees or by a bank partner. Installment loans includes longer-term loans that require the outstanding principal balance to be paid down in multiple installments. Line of credit accounts include draws made through the Company’s line of credit products.

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

The Company operates programs with certain banks to provide marketing services and loan servicing for near-prime unsecured consumer installment loans and, beginning in January 2021, line of credit accounts. Under the programs, the Company receives marketing and servicing fees while the bank receives an origination fee. The bank has the ability to sell and the Company has the option, but not the requirement, to purchase the loans the bank originates and, in the case of line of credit accounts, a participation interest in those accounts. The Company does not guarantee the performance of the loans and line of credit accounts originated by the bank. As part of the OnDeck business both prior and subsequent to Enova’s acquisition, OnDeck operates a program with a separate bank to provide marketing services and loan servicing for small business installment loans and line of credit accounts. Under the OnDeck program, the Company receives marketing fees while the bank receives origination fees and certain program fees. The bank has the ability to sell and the Company has the option, but not the requirement, to purchase the installment loans that the bank originates and, in the case of line of credit accounts, extensions under those line of credit accounts. The Company does not guarantee the performance of the loans originated by the bank.

Through the acquisition of Pangea, which is described in more detail in Note 2 to the consolidated financial statements, the Company now operates a money transfer platform that allows customers to send money from the United States to Mexico, other Latin American countries and Asia. Revenue is generated through fees per transfer and an exchange rate spread.

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

Foreign Currency Translations

The functional currencies for the Company’s subsidiaries that serve or have served residents of Australia and Brazil are the Australian dollar and the Brazilian real, respectively. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, and the resulting adjustments are recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) as a separate component of stockholders’ equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each period.

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

Discontinued Operations

Beginning in 2007, the Company provided services in the United Kingdom under various brands, including QuickQuid, Pounds to Pocket and On Stride. Due in part to the level of claim and legal settlement costs incurred in conducting our U.K. business and unsuccessful discussions with U.K regulators, on October 24, 2019, the Company announced its intent to exit the U.K. market. On October 25, 2019, Grant Thornton LLP, a licensed U.K. insolvency practitioner, was appointed as administrators (“Administrators”) to take control of management of the U.K. businesses. The effect of the U.K. businesses’ entry into administration was to place their management, affairs, business and property under the direct control of the Administrators. Accordingly, the Company deconsolidated its U.K. businesses as of October 25, 2019 and is presenting them as discontinued operations for all periods presented in these consolidated financial statements. The Company recorded a one-time after-tax charge of $74.5 million, including one-time cash charges of $52.2 million, as a result of placing the U.K. businesses into administration. During the year ended December 31, 2020, the Company recorded an impairment charge of $0.4 million ($0.3 million net of taxes) to write down a receivable on certain expenses incurred by the Company prior to administration that were deemed non-reimbursable by the Administrators.

The Company entered into a service agreement with the Administrators under which the Company provides certain administrative, technical and other services in exchange for compensation by the Administrators. The agreement expired July 8, 2022 and was not

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

extended beyond that date. During the years ended December 31, 2022, 2021 and 2020, the Company recorded $0.5 million, $2.8 million and $5.0 million, respectively, in revenue related to these services. As of December 31, 2022, the Company did not have any outstanding receivable or payable balances with the Administrators. As of December 31, 2021, the Administrators owed the Company $0.5 million, related to services provided.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	December 31,
	2022	2021	2020
Cash and cash equivalents	$100,165	$165,477	$297,273
Restricted cash	78,235	60,406	71,927
Total cash, cash equivalents and restricted cash	$178,400	$225,883	$369,200

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

Prior to January 1, 2020, the Company carried its loans and finance receivables at amortized cost, less an allowance for estimated losses and unamortized net deferred origination costs. In determining the allowance, the Company applied a documented systematic methodology generally at a product level. The factors the Company considered to assess the adequacy of the allowance included past due performance, historical behavior of monthly vintages, underwriting changes, delinquency status, payment history and recency factors.

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

The Company offers certain forbearance options on its loan products with features such as payment deferrals without the incurrence of additional finance charges or late fees. If a loan is deemed to be current and the customer makes a deferral or payment modification, the loan is still deemed to be current until the next scheduled payment is missed.

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

Software Development Costs

The Company applies Accounting Standards Codification (“ASC”) 350-40, Internal Use Software (“ASC 350-40”), to its software purchase and development activities. Under ASC 350-40, eligible internal and external costs incurred for the development of computer software applications, as well as for upgrades and enhancements that result in additional functionality of the applications, are capitalized to “Property and equipment” on the consolidated balance sheets. Internal and external training and maintenance costs are charged to expense as incurred or over the related service period. When a software application is placed in service, the Company begins amortizing the related capitalized software costs using the straight-line method based on its estimated useful life, which generally ranges from three to five years.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”), the Company tests goodwill

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Investments in Unconsolidated Investees

In December 2021, the Company sold a portion of its interest in OnDeck Australia, recognizing a loss of $0.8 million that has been included in "Other nonoperating expense." Prior to this, the Company had consolidated the financial position and results of operations of OnDeck Australia under the voting interest model. Subsequent to the transaction, the Company owns a 20% equity interest in OnDeck Australia and no longer has control over the entity; as such, the Company has deconsolidated OnDeck Australia from its financial statements and now records its interest under the equity method of accounting. As of December 31, 2022 and 2021, the carrying value of the Company’s investment in OnDeck Australia was $1.1 million and $1.8 million, respectively, which the Company has included in “Other assets” on the consolidated balance sheets.

On February 24, 2021, the Company contributed the platform-as-service business assumed in the OnDeck acquisition to Linear Financial Technologies Holding LLC (“Linear”) in exchange for ownership units in that entity. The Company records its interest in Linear under the equity method of accounting. In 2022, the Company recognized a gain of $11.0 million related to the sale by Linear of its operating company. As of December 31, 2022 and 2021, the carrying value of the Company’s investment in Linear was $18.3 million and $5.6 million, respectively, which the Company has included in “Other assets” on the consolidated balance sheets.

With the acquisition of OnDeck, as discussed in Note 2, the Company obtained a 58.5% equity interest in On Deck Capital Canada Holdings, Inc. (“OnDeck Canada”). Despite holding a majority of the equity interest, the Company did not have a controlling financial interest as it did not hold a majority of the voting interest. As such, the Company utilized the equity method to account for its investment in OnDeck Canada in the Company’s consolidated financial statements. In the second quarter of 2022, the Company sold its remaining interest in OnDeck Canada, which resulted in a net loss of $4.4 million. As of December 31, 2021, the carrying value of the investment was $13.7 million, which the Company has included in “Other assets” on the consolidated balance sheets.

Equity method income has been included in “Equity method investment income” in the consolidated income statements.

The Company has an equity ownership position in an investment without a readily determinable value. In accordance with ASC 321, Investment – Equity Securities, the Company has elected to measure the investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At each reporting date, the Company reassesses whether the investment still qualifies for this measurement alternative. Further, at each reporting date, the Company performs a qualitative assessment to evaluate whether the investment is impaired. If the qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value, the carrying amount of the investment will be reduced and the resulting loss recognized in net income in the period the impairment is identified. As of December 31, 2022 and 2021, the carrying value of the investment was $6.9 million, which the Company has included in “Other

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets” on the consolidated balance sheets. As of December 31, 2022, the Company concluded that the measurement alternative was still appropriate and, as a result of its qualitative assessment, that an impairment charge was not warranted.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income from continuing operations	$207,424	$256,295	$378,144
Net loss from discontinued operations	—	—	(300)
Net Income	$207,424	$256,295	$377,844
Denominator:
Total weighted average basic shares	32,290	36,351	31,897
Shares applicable to stock-based compensation	1,193	1,385	405
Total weighted average diluted shares	33,483	37,736	32,302
Earnings per common share – basic:
Continuing operations	$6.42	$7.05	$11.86
Discontinued operations	—	—	(0.01)
Earnings per common share – basic	$6.42	$7.05	$11.85
Earnings per common share – diluted:
Continuing operations	$6.19	$6.79	$11.71
Discontinued operations	—	—	(0.01)
Earnings per common share – diluted	$6.19	$6.79	$11.70

For the years ended December 31, 2022, 2021 and 2020, 530,471, 142,758 and 2,052,307 shares of common stock underlying stock options, respectively, were excluded from the calculation of diluted net earnings per share because their effect would have been antidilutive. For the years ended December 31, 2022 and 2021, there were no shares and for the year ended December 31, 2020, there were 627,804 shares of common stock underlying restricted stock units that were excluded from the calculation of diluted net earnings per share because their effect would have been antidilutive.

2. Acquisitions

Pangea

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

OnDeck

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company was considered to be the accounting acquirer and as such, the closing date purchase consideration was allocated to the fair value of OnDeck assets and liabilities. The fair value estimate for loans and finance receivables was determined using discounted cash flow analyses that factor in estimated losses, prepayments, utilization rates and servicing costs over the estimated duration of the underlying assets. Loss, prepayment, utilization and servicing cost assumptions were determined using historical loss data and included appropriate consideration of recent trends and anticipated future performance. Future cash flows were discounted using a rate of return that a market participant would require. Going forward, the Company elected to utilize the fair value option for OnDeck’s loans and finance receivables, which is consistent with the Company’s accounting on its legacy portfolio of loans and finance receivables.

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

Deferred taxes were determined based on the excess tax basis over the book basis of the fair value adjustments attributable to the net assets acquired. The incremental deferred tax assets and liabilities were calculated based on the statutory rates where fair value adjustments were estimated. The estimated tax rate used of 23.81% did not reflect Enova’s expected effective tax rate at the time of acquisition, as that rate included other tax charges and benefits and does not take into account any historical or possible future tax events that may impact the combined company following the Acquisition Date. Prior to the merger, OnDeck had a valuation allowance against the federal and state deferred tax assets. As a result of the merger, the Company released most of the U.S. valuation allowance as the Company had sufficient U.S. income in 2018 and 2019 combined, and projected income going forward. The Company still has a valuation allowance on the federal NOL for the Section 382 ownership change limiting the recoverability of the losses before expiration.

The fair value estimates for debt facilities were based on quoted market prices for each instrument, if available, or for similar instruments if not available, and adjusted for features specific to the instrument based on the assumptions that market participants would use in pricing the debt.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The allocation of the purchase consideration was as follows (in thousands):

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

During 2020, revenue from OnDeck since the Acquisition Date was $55.9 million. During 2020, the net earnings from OnDeck attributable to Enova International, Inc. since the Acquisition Date, excluding transaction-related costs of $12.4 million, were $15.4 million. The Company recognized transaction-related costs of $20.0 million in General and administrative expenses for the year ended December 31, 2020. These expenses include severance and retention costs, investment banking, legal, accounting, and related third-party costs associated with the transaction, including preparation for regulatory filings and stockholder approvals.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following supplemental unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisition had occurred on January 1, 2019 (in thousands):

Unaudited pro forma results for the
Year Ended December 31,
2020
Revenue	$1,373,299
Net income from continuing operations attributable to the Company	121,475

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

3. Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Consumer loans and finance receivables revenue	$1,065,033	$815,251	$962,119
Small business loans and finance receivables revenue	647,822	376,792	114,085
Total loans and finance receivables revenue	1,712,855	1,192,043	1,076,204
Other	23,230	15,889	7,506
Total Revenue	$1,736,085	$1,207,932	$1,083,710

Loans and Finance Receivables at Fair Value

The components of Company-owned loans and finance receivables at December 31, 2022 and 2021 were as follows (in thousands):

	As of December 31, 2022
		Small
	Consumer	Business	Total
Principal balance - accrual	$857,682	$1,656,312	$2,513,994
Principal balance - non-accrual	108,071	117,099	225,170
Total principal balance	965,753	1,773,411	2,739,164

Loans and finance receivables at fair value - accrual	1,073,100	1,878,253	2,951,353
Loans and finance receivables at fair value - non-accrual	9,962	57,213	67,175
Loans and finance receivables at fair value	1,083,062	1,935,466	3,018,528
Difference between principal balance and fair value	$117,309	$162,055	$279,364

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2021
		Small
	Consumer	Business	Total
Principal balance - accrual	$799,678	$967,950	$1,767,628
Principal balance - non-accrual(1)	68,073	42,725	110,798
Total principal balance	867,751	1,010,675	1,878,426

Loans and finance receivables at fair value - accrual	885,238	1,051,400	1,936,638
Loans and finance receivables at fair value - non-accrual(1)	4,906	23,146	28,052
Loans and finance receivables at fair value	$890,144	$1,074,546	$1,964,690
Difference between principal balance and fair value	$22,393	$63,871	$86,264

As of December 31, 2022 and 2021, the aggregate fair value of loans and finance receivables that are 90 days or more past due was $8.2 million, of which $8.0 million was in non-accrual status, and $6.4 million, of which $6.3 million was in non-accrual status, respectively. The aggregate unpaid principal balance for loans and finance receivables that are 90 days or more past due was $17.9 million and $12.4 million, respectively.

Changes in the fair value of Company-owned loans and finance receivables during the years ended December 31, 2022 and 2021 were as follows (dollars in thousands):

	Year Ended December 31, 2022
		Small
	Consumer	Business	Total
Balance at beginning of period	$890,144	$1,074,546	$1,964,690
Originations or acquisitions	1,454,450	2,970,278	4,424,728
Interest and fees(1)	1,065,033	647,822	1,712,855
Repayments	(1,796,320)	(2,675,793)	(4,472,113)
Charge-offs, net(2)	(610,931)	(161,615)	(772,546)
Net change in fair value(2)	80,164	80,228	160,392
Effect of foreign currency translation	522	—	522
Balance at end of period	$1,083,062	$1,935,466	$3,018,528

	Year Ended December 31, 2021
		Small
	Consumer	Business	Total
Balance at beginning of period	$625,219	$616,287	$1,241,506
Originations or acquisitions	1,266,324	1,764,343	3,030,667
Interest and fees(1)	815,251	376,792	1,192,043
Repayments	(1,538,710)	(1,777,224)	(3,315,934)
Charge-offs, net(2)	(233,876)	(37,881)	(271,757)
Net change in fair value(2)	(43,679)	135,271	91,592
Effect of foreign currency translation	(385)	(3,042)	(3,427)
Balance at end of period	$890,144	$1,074,546	$1,964,690

(1)
Included in “Revenue” in the consolidated statements of income.
(2)
Included in “Change in Fair Value” in the consolidated statements of income.

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for consumer loans and is required to purchase any defaulted loans it has guaranteed. As of December 31, 2022 and 2021, the amount of consumer loans guaranteed by the Company had an estimated fair value of $16.3 million and $18.8 million, respectively, and an outstanding principal balance of $12.9 million and $11.8 million, respectively. As of December 31, 2022 and 2021 the amount of consumer loans, including principal, fees and interest, guaranteed by the Company were $15.6 million and $13.8 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

4. Property and Equipment

As a leading technology and analytics company, a significant amount of capital is invested in developing computer software and systems infrastructure. The Company capitalized internal software development costs of $29.3 million, $26.7 million and $26.7 million during 2022, 2021 and 2020, respectively.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Major classifications of property and equipment at December 31, 2022 and 2021 were as follows (in thousands):

	As of December 31, 2022
	Cost	Accumulated Depreciation	Net
Computer software	$151,310	$(79,770)	$71,540
Furniture, fixtures and equipment	33,764	(18,875)	14,889
Leasehold improvements	24,503	(17,704)	6,799
Total	$209,577	$(116,349)	$93,228

	As of December 31, 2021
	Cost	Accumulated Depreciation	Net
Computer software	$134,916	$(70,904)	$64,012
Furniture, fixtures and equipment	22,953	(17,641)	5,312
Leasehold improvements	25,176	(16,098)	9,078
Total	$183,045	$(104,643)	$78,402

The Company recognized depreciation expense of $28.8 million, $28.5 million and $18.0 million during 2022, 2021 and 2020, respectively.

5. Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill for the years ended December 31, 2022 and 2021 were as follows (in thousands):

Balance as of January 1, 2021	$267,974
Acquisitions	11,301
Balance as of December 31, 2021	$279,275
Balance as of December 31, 2022	$279,275

The Company completed its annual assessment of goodwill as of October 1, 2022 based on qualitative factors and determined that a quantitative analysis was required. Management used the income approach to complete its annual goodwill assessment and determined that the fair value of its goodwill exceeded carrying value; as such, no impairment existed at that date.

Acquired intangible assets that are subject to amortization as of December 31, 2022 and 2021, were as follows (in thousands):

	As of December 31, 2022
	Cost	Accumulated Amortization	Net
Developed technology(1)	$25,980	$(10,443)	$15,537
Trade names and trademarks(1)	11,213	(3,827)	7,386
Licenses	3,100	(1,033)	2,067
Customer relationships	1,900	(633)	1,267
Lead provider and broker relationships	1,700	(567)	1,133
Total	$43,893	$(16,503)	$27,390

	As of December 31, 2021
	Cost	Accumulated Amortization	Net
Developed technology(1)	$25,980	$(5,247)	$20,733
Trade names and trademarks(1)	11,212	(2,308)	8,904
Licenses	3,100	(413)	2,687
Customer relationships	1,900	(253)	1,647
Lead provider and broker relationships	1,700	(227)	1,473
Total	$43,892	$(8,448)	$35,444

(1)
Includes acquired intangible assets related to the Company’s acquisition of OnDeck. See Note 2 for additional information.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Developed technology is amortized over five years on a straight-line basis. Customer, lead provider and broker relationships are generally amortized over three to five years based on the pattern of economic benefits provided. Trade names and trademarks are generally amortized over three to 20 years on a straight-line basis. Licenses are generally amortized over five years on a straight-line basis.

Amortization expense for acquired intangible assets was $8.1 million, $6.9 million and $1.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Estimated future amortization expense for the years ended December 31, is as follows (in thousands):

Year	Amount
2023	$8,055
2024	8,055
2025	7,291
2026	2,359
2027	806

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2022 and 2021 were as follows (in thousands):

	As of December 31,
	2022	2021
Unrecognized tax benefits	$87,679	$44,137
Trade accounts payable	30,778	37,177
Accrued payroll and fringe benefits	32,137	35,106
Accrued interest payable	22,978	17,811
Accrual for consumer loan payments rejected for non-sufficient funds	11,294	9,495
Liability for consumer loans funded by third-party lender	10,988	7,950
Other accrued liabilities	2,466	4,426
Total	$198,320	$156,102

7. Marketing Expenses

Marketing expenses for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Advertising	$134,127	$112,681	$37,069
Customer procurement expense including lead purchase costs	248,446	158,479	32,711
Total	$382,573	$271,160	$69,780

8. Leases

The Company has operating leases primarily for its corporate headquarters, other offices located in the U.S. and certain equipment. The Company’s leases have remaining lease terms of less than one year to six years. Certain leases include options to extend the leases for up to five years, while others include options to terminate the leases within one year. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adjusted for the maturity date, based on information available at the commencement date in determining the present value of lease payments. Lease agreements with lease and non-lease components are accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in general and administrative expense.

In December 2021, the Company entered into the Partial Termination and Surrender Agreement and Sixth Lease Modification Agreement (the "Termination Agreement") to terminate its leases for a portion of its New York City office. As a result of the Termination Agreement, the Company incurred a one-time termination cost of $9.2 million and gave up its right of use to three of four floors. In return, the lessor gave up its right to future lease payments related to those floors. The terms for the lease for the remaining floor remained unchanged.

Lease expenses for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$7,652	$11,217	$7,181
Operating lease impairment/termination charge	(72)	3,336	—
Variable lease cost	723	1,176	701
Short-term lease cost	383	577	120
Sublease income	(226)	(407)	(345)
Total lease cost	$8,460	$15,899	$7,657

Future minimum lease payments as of December 31, 2022 are as follows (in thousands):

Year	Amount
2023	$9,506
2024	9,126
2025	9,256
2026	8,510
2027	5,354
Thereafter	421
Total lease payments	$42,173
Less: interest	8,578
Present value of lease liabilities	$33,595

The weighted average remaining lease term and discount rate as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Weighted average remaining lease term (years)
Operating leases	4.5	5.9
Weighted average discount rate
Operating leases	10.12%	9.92%

Supplemental cash flow disclosures related to leases for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,692	$15,141
Right-of-use assets obtained in exchange for lease obligations
Operating leases	—	360

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term Debt

The Company’s long-term debt instruments and balances outstanding as of December 31, 2022 and 2021 were as follows (in thousands):

			Weighted			Outstanding
			average	Borrowing		December 31,
	Maturity date		interest rate(1)	capacity		2022	2021
Funding Debt:
2018-1 Securitization Facility	March 2027	(2)	7.95%	$200,000		$192,717	$72,706
2018-2 Securitization Facility	July 2025	(3)	8.34%	225,000		179,654	75,000
2018-A Securitization Notes	May 2026		—	—		—	628
2019-A Securitization Notes	June 2026		—	—		—	19,255
NCR 2022 Securitization Facility	October 2026	(4)	9.07%	125,000		43,958	—
ODR 2021-1 Securitization Facility	November 2024	(5)	7.22%	233,333		197,167	—
ODR 2022-1 Securitization Facility	June 2025	(6)	7.27%	420,000		187,000	—
RAOD Securitization Facility	November 2025	(7)	6.93%	230,263		230,263	101,000
ODAST III Securitization Notes	May 2027	(8)	2.07%	300,000		300,000	300,000
Total funding debt			6.33%	$1,733,596		$1,330,759	$568,589
Corporate Debt:
8.50% Senior Notes Due 2024	September 2024		8.50%	$250,000		$250,000	$250,000
8.50% Senior Notes Due 2025	September 2025		8.50%	375,000		375,000	375,000
Revolving line of credit	June 2026		7.50%	440,000	(9)	309,000	200,000
Total corporate debt			8.17%	$1,065,000		$934,000	$825,000
Less: Long-term debt issuance costs						$(5,112)	$(7,608)
Less: Debt discounts						(987)	(1,582)
Total long-term debt						$2,258,660	$1,384,399

(1)
The weighted average interest rate is determined based on the rates and principal balances on December 31, 2022. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.
(2)
The period during which new borrowings may be made under this facility expires in March 2025.
(3)
The period during which new borrowings may be made under this facility expires in July 2023.
(4)
The period during which new borrowings may be made under this facility expires in October 2024.
(5)
The period during which new borrowings may be made under this facility expires in November 2023.
(6)
The period during which new borrowings may be made under this facility expires in June 2024.
(7)
The period during which new borrowings may be made under this facility expires in November 2024.
(8)
The period during which new borrowings may be made under this facility expires in April 2024.
(9)
The Company had outstanding letters of credit under the Revolving line of credit of $0.8 million as of December 31, 2022 and 2021.

Weighted-average interest rates on long-term debt were 6.35% and 7.34% for the year ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreements.

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

The Company used a portion of the net proceeds of the 2025 Senior Notes offering to retire existing indebtedness, to pay the related accrued interest, premiums, fees and expenses associated therewith. The remaining amount was used for general corporate purposes.

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

The Company used the net proceeds of the 2024 Senior Notes offering to retire a portion of its existing indebtedness, to pay the related accrued interest, premiums, fees and expenses associated therewith and for general corporate purposes.

Loan Securitization Facilities

NCR 2022 Securitization Facility

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

The NCR 2022 Debtor will issue notes with an initial maximum principal balance of $125.0 million, which are required to be secured by 1.25 times the drawn amount in eligible receivables. The notes have a revolving period through October 21, 2024 and a final maturity date of October 21, 2026. The NCR 2022 Securitization Facility is non-recourse to the Company. As of December 31, 2022, the total outstanding amount of the NCR 2022 Securitization Facility was $44.0 million.

The NCR 2022 Securitization Facility is governed by a note issuance and purchase agreement, dated as of October 21, 2022, among the NCR 2022 Administrative Agent, the NCR 2022 Debtor, Citibank, N.A., as collateral agent and paying agent, and the other note purchasers from time to time party thereto. The NCR 2022 Securitization Facility bears interest at a rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) (subject to a floor) plus 4.75%. Interest payments on the NCR 2022 Securitization Facility are made monthly. The NCR 2022 Debtor is permitted to prepay the NCR 2022 Securitization Facility, subject to certain fees and conditions. In the event of prepayment for the purposes of securitizations, no fees shall apply. Amounts due under the NCR 2022 Securitization

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Facility are secured by all of the NCR 2022 Debtor’s assets, which include the receivables transferred to the NCR 2022 Debtor, related rights under the receivables, a bank account and certain other related collateral.

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

ODR 2022-1 Securitization Facility

On June 30, 2022 (the “ODR 2022-1 Closing Date”), the Company and several of its subsidiaries entered into a receivables securitization (the “ODR 2022-1 Securitization Facility”) with lenders party thereto from time to time, BMO Capital Markets Corp. as administrative agent and collateral agent and Deutsche Bank Trust Company Americas, as paying agent. The ODR 2022-1 Securitization Facility finances securitization receivables that have been and will be originated or acquired under the Company’s OnDeck brand by a wholly-owned subsidiary and that meet specified eligibility criteria. Under the ODR 2022-1 Securitization Facility, eligible securitization receivables are sold to a wholly-owned subsidiary of the Company (the “ODR 2022-1 Debtor”) and serviced by another subsidiary of the Company.

The ODR 2022-1 Securitization Facility has Class A and Class B revolving commitments of $350.0 million and $70.0 million, respectively, which are required to be secured by eligible securitization receivables. The ODR 2022-1 Securitization Facility is non-recourse to the Company and matures three years after the ODR 2022-1 Closing Date. As of December 31, 2022, the total outstanding amount of the ODR 2022-1 Securitization Facility was $187.0 million.

The ODR 2022-1 Securitization Facility is governed by a credit agreement, dated as of the ODR 2022-1 Closing Date, among the ODR 2022-1 Debtor, the administrative and collateral agent, the lenders, and the paying agent. The revolving Class A revolving loans shall accrue interest at a rate per annum equal to the CP rate plus 1.75% with an advance rate of 75%. The Class B revolving loans shall accrue interest at a rate per annum equal to SOFR plus 7.50% with an advance rate of 90%. Interest payments on the ODR 2022-1 Securitization Facility will be made monthly.

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

ODR 2021-1 Securitization Facility

On November 17, 2021 (the “ODR 2021-1 Closing Date”), the Company and several of its subsidiaries entered into a receivables securitization (the “ODR 2021-1 Securitization Facility”) with the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and Deutsche Bank Trust Company Americas, as paying agent. The ODR 2021-1 Securitization Facility finances securitization receivables that have been and will be originated or acquired under the Company’s OnDeck brand by several of the Company’s subsidiaries and that meet specified eligibility criteria. Under the ODR 2021-1 Securitization Facility, eligible securitization receivables are sold to a wholly-owned subsidiary of the Company (the “ODR 2021-1 Debtor”) and serviced by another subsidiary of the Company.

The ODR 2021-1 Debtor has issued revolving loan notes that are required to be secured by eligible securitization receivables. On March 29, 2022, the ODR 2021-1 Securitization Facility was amended to, among other changes, increase the commitment amount of the revolving loans from $150.0 million to $200.0 million. On November 18, 2022 the ODR 2021-1 Securitization Facility was further

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amended to include a Class B revolving note with a maximum loan balance of $33.3 million, increasing the total commitment amount from $200.0 million to $233.3 million. The ODR 2021-1 Securitization Facility is non-recourse to the Company and matures three years after the ODR 2021-1 Closing Date. As of December 31, 2022 and 2021, there was $197.2 million and no outstanding amount under the ODR 2021-1 Securitization Facility, respectively.

The ODR 2021-1 Securitization Facility is governed by a credit agreement, dated as of the ODR 2021-1 Closing Date, and amended on March 29, 2022 and November 18, 2022, among the ODR 2021-1 Debtor, the administrative and collateral agent, the lenders, and the paying agent. The ODR 2021-1 Securitization Facility Class A note bears interest at a rate per annum equal to a benchmark rate (currently the lender’s asset-backed commercial paper rate) plus an applicable margin of 1.85%. The ODR 2021-1 Securitization Facility Class B note bears interest at a rate per annum equal to a benchmark rate (currently SOFR) plus an applicable margin of 8.00%. Interest payments on the ODR 2021-1 Securitization Facility will be made monthly.

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

ODAST III Securitization Notes

On May 5, 2021, OnDeck Asset Securitization Trust III LLC (“ODAST III”), a wholly-owned subsidiary of the Company, issued $300 million initial principal amount of fixed-rate, asset-backed notes (the “ODAST III Securitization Notes”) in a securitization transaction (the “ODAST III Transaction” and such series, the “ODAST III Series”). The ODAST III Securitization Notes are the first series of notes ever issued by ODAST III. On May 5, 2021, the proceeds of the ODAST III Transaction were used to purchase small business loans from On Deck Capital, Inc. (“ODC”) and ODK Capital, LLC (“ODK”), each of which is a wholly-owned subsidiary of the Company, that will be pledged as collateral for the ODAST III Securitization Notes. The Company used substantially all the proceeds from ODAST III to purchase such small business loans from certain of its subsidiaries and for other general corporate purposes. As of December 31, 2022 and 2021, the carrying amount of the ODAST III Securitization Notes was $298.2 million, including an unamortized discount of $1.0 million and unamortized issuance costs of $0.8 million and $297.2 million, including an unamortized discount of $1.6 million and unamortized issuance costs of $1.2 million, respectively.

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

2019-A Securitization Notes

On October 17, 2019 (the “2019-A Closing Date”), the Company issued $138,888,000 Class A Asset Backed Notes (the “2019-A Class A Notes”), $44,445,000 Class B Asset Backed Notes (the “2019-A Class B Notes”), and $16,667,000 Class C Asset Backed Notes (the “2019-A Class C Notes” and, collectively with the 2019-A Class A Notes and the 2019-A Class B Notes, the “2019-A Securitization Notes”), through an indirect subsidiary. The 2019-A Class A Notes bear interest at 3.96%, the 2019-A Class B Notes bear interest at 6.17%, and the 2019-A Class C Notes bear interest at 7.62%. The 2019-A Securitization Notes are backed by a pool of unsecured consumer installment loans (“Securitization Receivables”) and represent obligations of the issuer only. The 2019-A Securitization Notes are not guaranteed by the Company. Under the 2019‑A Notes, Securitization Receivables are sold to a wholly-owned subsidiary of the Company and serviced by another subsidiary of the Company. The 2019-A Securitization Notes were paid in full and terminated during 2022. As of December 31, 2021, the total outstanding amount of the 2019-A Securitization Notes was $19.3 million.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2018-A Securitization Notes

On October 31, 2018 (the “2018-A Closing Date”), the Company issued $95,000,000 Class A Asset Backed Notes (the “2018-A Class A Notes”) and $30,400,000 Class B Asset Backed Notes (the “2018-A Class B Notes” and, collectively with the Class A Notes, the “2018-A Securitization Notes”), through an indirect subsidiary. The Class A Notes bear interest at 4.20% and the Class B Notes bear interest at 7.37%. The 2018-A Securitization Notes are backed by a pool of Securitization Receivables and represent obligations of the issuer only. The 2018-A Securitization Notes are not guaranteed by the Company. Under the 2018-A Securitization Notes, Securitization Receivables are sold to a wholly-owned subsidiary of the Company and serviced by another subsidiary of the Company. The 2018-A Securitization Notes were paid in full and terminated during 2022. As of December 31, 2021, the total outstanding amount of the 2018-A Securitization Notes was $0.6 million.

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

The 2018-2 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which was required to be secured by 1.25 times the drawn amount in eligible Securitization Receivables. On July 23, 2021, the 2018-2 Securitization Facility was amended to increase the advance rate to 90% and to reopen and extend the revolving period for two years to July 23, 2023. The amendment also made certain changes in the scope of eligibility criteria for acceptable collateral. On March 14, 2022 the 2018-2 Securitization facility was amended to, among other changes, increase the commitment amount from $150.0 million to $225.0 million. As of December 31, 2022 and 2021, the outstanding amount of the 2018-2 Securitization Facility was $179.7 million and $75.0 million, respectively.

The 2018-2 Securitization Facility is governed by a loan and security agreement, dated as of October 23, 2018, and amended on July 23, 2021 and March 14, 2022, among the 2018-2 Agent, the 2018-2 Debtor and certain other lenders and agent parties thereto. The 2018-2 Securitization Facility Class A Notes bear interest at a rate per annum equal to SOFR plus an applicable margin, which rate per annum is 3.63% and the Class B Notes bear interest at a rate per annum equal to SOFR plus 8.00%. In addition, the 2018-2 Debtor paid certain customary upfront closing fees to the 2018-2 Agent. Interest payments on the 2018-2 Securitization Facility will be made monthly. The 2018-2 Debtor shall be permitted to prepay the 2018-2 Securitization Facility, subject to certain fees and conditions. Any remaining amounts outstanding will be payable no later than July 23, 2025, the final maturity date.

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

The 2018‑1 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which was required to be secured by 1.25 times the drawn amount in eligible Securitization Receivables. On September 15, 2021, the 2018-1 Securitization

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Facility was amended to increase the advance rate 90% and to reopen and extend the revolving period to September 15, 2024 and the final maturity date to September 15, 2026. The amendment also increased the eligibility criteria around acceptable collateral and increased flexibility around certain financial covenants. On March 24, 2022, the 2018-1 Securitization Facility was amended to, among other changes, increase the commitment amount of the revolving loans from $150.0 million to $200.0 million and extend the maturity date from September 15, 2026 to March 24, 2027. The 2018‑1 Securitization Facility is non-recourse to the Company. As of December 31, 2022 and 2021, the outstanding amount of the 2018-1 Securitization Facility was $192.7 million and $72.7 million, respectively.

The 2018‑1 Securitization Facility is governed by a loan and security agreement, dated as of July 23, 2018, and amended on September 15, 2021 and March 24, 2022, between the 2018‑1 Lender and the 2018‑1 Debtor. The 2018-1 Securitization Facility bears interest at a rate per annum equal to SOFR plus an applicable margin, which rate per annum is 4.25%. In addition, the 2018‑1 Debtor paid certain customary upfront closing fees to the 2018‑1 Lender. Interest payments on the 2018‑1 Securitization Facility will be made monthly. The 2018‑1 Debtor shall be permitted to prepay the 2018‑1 Securitization Facility, subject to certain fees and conditions. In the event of prepayment for the purposes of securitizations, no fees shall apply. Any remaining amounts outstanding will be payable no later than March 24, 2027, the final maturity date.

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

RAOD Securitization Facility

Assumed in the OnDeck acquisition, the loan securitization facility (“RAOD Securitization Facility”) for Receivable Assets of OnDeck, LLC (“RAOD”), a wholly-owned indirect subsidiary of the Company, collateralizes certain eligible installment loans originated or purchased by OnDeck or certain other subsidiaries. The RAOD Securitization Facility was amended on December 24, 2020, which, amongst other changes, extended the revolving period from December 2020 to December 2022, extended the maturity date from September 2021 to December 2023, revised the advance rate to 76% and changed the borrowing rate from LIBOR plus 1.65% to LIBOR plus 2.5%. On July 16, 2021, the RAOD Securitization Facility was further amended to increase the total commitment from $100.0 million to $177.6 million by increasing the Class A note commitment to $150.0 million and adding a Class B note with a commitment of $27.6 million. The borrowing rate on the Class A note was lowered from LIBOR plus 2.5% to LIBOR plus 1.75% and the borrowing rate on the Class B note was LIBOR plus 6.5% and the advance rate for the Class A notes remained 76% and the Class B notes advance rate was 90%. The scope of acceptable collateral was also expanded to include line of credit products from OnDeck in addition to installment loans. On March 18, 2022, the RAOD Securitization Facility was amended to, among other changes, increase the Class A commitment amount to $200.0 million and the Class B commitment to $36.8 million. On November 18, 2022, the RAOD Securitization Facility was amended to extend the revolving period to November 2024, extend the maturity date to November 2025, change the Class A borrowing rate from LIBOR plus 1.75% to SOFR plus 1.90% and the Class B borrowing rate from LIBOR plus 6.5% to SOFR plus 8.00%, and decrease the Class B commitment from $36.8 million to $30.3 million and the Class B advance rate from 90% to 87.5%. The Class A commitment amount and advance rate remained the same at $200.0 million and 76%, respectively. As of December 31, 2022 and 2021, the carrying amount of the RAOD Securitization Facility was $230.3 million and $101.0 million, respectively.

Revolving Credit Facility

On June 23, 2022, the Company and certain of its subsidiaries entered into an amended and restated secured revolving credit agreement with Bank of Montreal, as administrative agent and collateral agent, the lenders from time to time party thereto, and BMO Capital Markets, Axos Bank, and Synovus Bank, as the joint lead arrangers and joint lead bookrunners (the “Credit Agreement”). The Credit Agreement amended and restated the existing credit agreement, dated as of June 30, 2017, by and among the Company, certain of its subsidiaries, the lenders from time to time party thereto, and TBK Bank, SSB, as administrative agent, in its entirety. The Credit Agreement provides for a secured, asset-backed revolving credit facility in an aggregate principal amount of up to $440.0 million, with a $20.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit. The proceeds of the loans under the Credit Agreement may be used for working capital and other general business purposes. The Company had outstanding borrowings as of December 31, 2022 and 2021, of $309.0 million and $200.0 million, respectively, under the Credit Agreement.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The loans bear interest, at the Company’s option, at the base rate plus 0.75% or the SOFR rate plus 3.50%. In addition to customary fees for a credit facility of this size and type, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the commitment, and ranges from 0.15% per annum to 0.50% per annum depending on usage. The Credit Agreement contains certain prepayment penalties if it is terminated on or before the first and second anniversary dates, subject to certain exceptions. The loans mature on June 30, 2026. The Company had outstanding letters of credit under the Credit Agreement of $0.8 million as of December 31, 2022 and 2021.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, enter into certain transactions with affiliates, make restricted payments, and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. The Credit Agreement also includes financial maintenance covenants, which require the Company to maintain compliance with a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio, each determined in accordance with the terms of the Credit Agreement. The Credit Agreement also contains environmental, social, and governance provisions allowing amendment of the Credit Agreement to reflect subsequently agreed upon key performance indicators with respect to sustainability targets, achievement of which would result in adjustments to the commitment fee and applicable margins.

As of December 31, 2022, required principal payments under the terms of the long-term debt for each of the five years after December 31, 2022 are as follows (in thousands):

Year	Amount
2023	$—
2024	250,000
2025	375,000
2026	309,000
2027	—
Thereafter	—
Securitization(1)	1,330,759
Total	$2,264,759

(1)
The ODR 2021-1 Securitization Facility matures in November 2024, the ODR 2022-1 Securitization Facility matures in June 2025, the 2018-2 Securitization Facility matures in July 2025, the RAOD Securitization Facility matures in November 2025, the NCR 2022 Securitization Facility matures in October 2026, the 2018-1 Securitization Facility matures in March 2027 and the ODAST III Securitization Notes mature in May 2027.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes

The components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Compensation and benefits	$4,922	$9,362
Translation adjustments	2,889	2,657
Lease liability	7,891	9,705
Foreign net operating loss carryforward	4,627	4,054
U.S. net operating loss carryforward	9,032	7,029
Capitalized intangible costs	12,124	—
Other	5,373	7,663
Total deferred tax assets	46,858	40,470
Deferred tax liabilities:
Amortizable intangible assets	64,552	66,664
Loans and finance receivables, net	48,812	27,839
Property and equipment	19,718	16,095
Operating lease right-of-use asset	4,543	5,470
Other	2,314	2,777
Total deferred tax liabilities	139,939	118,845
Net deferred tax liabilities before valuation allowance	(93,081)	(78,375)
Valuation allowance	(11,088)	(8,568)
Net deferred tax liabilities	$(104,169)	$(86,943)

As a result of the Tax Cuts and Jobs Act of 2017, certain research and experimental expenditures that could previously be deducted immediately under Internal Revenue Code Section 174 are, beginning with amounts paid or incurred in tax years starting after December 31, 2021, required to be capitalized and amortized ratably over a 5 year period for research performed in the United States or 15 years for research conducted outside the United States. As of December 31, 2022, the Company had a deferred tax asset of $12.1 million related to this provision, which is included in capitalized intangible costs in the preceding table.

The components of the provision for income taxes and the income to which it relates for the years ended December 31, 2022, 2021 and 2020 are shown below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income before income taxes:
Domestic	$272,863	$335,809	$435,420
International	(289)	1,346	—
Income before income taxes	$272,574	$337,155	$435,420
Current provision:
Federal	$41,942	$32,610	$39,066
State and local	6,218	8,194	6,399
Total current provision	$48,160	$40,804	$45,465
Deferred provision:
Federal	$15,566	$35,982	$8,467
State and local	1,424	3,301	3,259
Total deferred provision	$16,990	$39,283	$11,726
Total provision for income taxes	$65,150	$80,087	$57,191

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effective tax rate on income differs from the federal statutory rate of 21% for the years ended December 31, 2022, 2021 and 2020, for the following reasons (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Tax provision computed at the federal statutory income tax rate	$57,240	$70,802	$91,438
State and local income taxes, net of federal tax benefits	8,752	9,687	8,422
Bargain purchase gain	—	—	(34,440)
Release of uncertain tax position	(460)	(659)	(11,604)
Other	(382)	257	3,375
Total provision	$65,150	$80,087	$57,191
Effective tax rate	23.9%	23.8%	13.1%

The Company has gross federal net operating loss carryforwards of $11.9 million as of December 31, 2022, mainly attributable to the Company’s 2020 acquisitions. The Company has recorded a valuation allowance related to the federal net operating loss carryforwards as they are not more likely than not to be utilized as the losses will be limited to the Section 382 ownership changes. The Company has established a tax-effected valuation allowance of $0.7 million as of December 31, 2022, against the net operating losses that will expire prior to their utilization. Following the acquisition of OnDeck, the Company is subject to a Section 382 limitation associated with the built-in losses and other attributes of the acquired OnDeck assets. The reversal of certain deferred tax assets acquired by Enova associated with OnDeck assets may be determined to be recognized built-in losses as defined in Section 382. As such, the losses may be limited to the annual Section 382 limitation of approximately $1.0 million per year.

The Company has gross state net operating loss carryforwards of $341.6 million, $59.7 million and $35.2 million as of December 31, 2022, 2021 and 2020, respectively, that, if unused, will expire between calendar years 2023 and 2042. As of December 31, 2022, the gross state net operating loss carryforwards include losses incurred in states that quantify net operating losses before the application of apportionment factors. The Company did not previously have net operating loss carryforwards in these states, and their inclusion inflates the total amount of state net operating loss carryforwards when compared to a population of states that quantify net operating losses after the application of apportionment factors. The Company has recorded a valuation allowance of $4.7 million as of December 31, 2022, related to Louisiana state net operating loss carryforward deferred tax assets as they are not more likely than not to be utilized based on the calculation of income tax in the state of Louisiana. The state excludes interest income from its tax base and the Company does not anticipate generating a sufficient amount of non-interest income to enable the utilization of net operating losses.

The Company has gross foreign net operating loss carryforwards from Brazilian operations of $22.0 million, $19.3 million and $19.5 million as of December 31, 2022, 2021 and 2020, respectively. These net operating loss carryforwards are subject to annual limitations and have an unlimited carryforward period. The Company has recorded a full valuation allowance related to the Brazilian net operating loss carryforwards, as they are not more likely than not to be utilized. As of December 31, 2022, we currently have insignificant accumulated earnings in foreign jurisdictions. We intend to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.

The following table summarizes the valuation allowance activity for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$8,568	$12,169	$5,377
Additions	2,683	2,674	6,792
Deductions	(163)	(6,275)	—
Balance at end of period	$11,088	$8,568	$12,169

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the activity related to unrecognized tax benefits follows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$42,024	$39,037	$53,613
Additions based on tax positions related to the current year	42,487	5,514	—
Reductions based on tax positions related to the current year	—	—	(4,114)
Additions for tax positions of prior years	276	2,242	2,033
Reductions for tax positions of prior years	(200)	(2,926)	(7,351)
Additions for opening tax positions of acquired entity	—	—	6,460
Reductions due to settlements with the taxing authorities	(754)	(1,843)	(11,604)
Balance at end of period	$83,833	$42,024	$39,037

Included in the balances of unrecognized tax benefits at December 31, 2022, 2021 and 2020 are potential benefits of $11.6 million, $10.5 million and $10.6 million, respectively, that, if recognized, would favorably affect the effective tax rate in the period of recognition. The balance of unrecognized tax benefits for temporary items as of December 31, 2022, 2021 and 2020 was $76.1 million, $33.6 million and $28.4 million, respectively. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits as of December 31, 2022 and 2021 includes $3.7 million and $3.5 million, respectively, for accrued interest and penalties related to unrecognized tax benefits. Within the tabular rollforward, the additions and reductions based on tax positions related to the current year, primarily relate to a temporary uncertainty that is expected to reverse in the immediately following tax period. The table includes the net increase or decrease associated with this position.

The Company believes it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits will change by a significant amount up to and including the full amount of the reserve. The Company’s principal uncertainties are related to the timing of recognition of income and losses related to its loan and finance receivable portfolio. In 2020, the Company successfully closed a Joint Committee on Taxation review of certain tax returns that were filed during 2018 in conjunction with the refunds claimed on those returns. Depending upon the outcome any future agreements or settlements with the relevant taxing authorities, the amount of the uncertainty, including amounts that would be recognized as a component of the effective tax rate, could change significantly. While the total amount of uncertainty to be resolved is not clear, it is reasonably possible that the uncertainties pertaining to the tax positions will be resolved in the next twelve months.

The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. The statute of limitations related to the Company’s consolidated Federal income tax returns is closed for all tax years up to and including 2018. However, the 2014 tax year is still open to the extent of the net operating loss that was carried back from the 2019 tax return. The years open to examination by state, local and foreign government authorities vary by jurisdiction, but the statute of limitation is generally three years from the date the tax return is filed. For jurisdictions that have generated net operating losses, carryovers may be subject to the statute of limitations applicable for the year those carryovers are utilized. In these cases, the period for which the losses may be adjusted will extend to conform with the statute of limitations for the year in which the losses are utilized. In most circumstances, this is expected to increase the length of time that the applicable taxing authority may examine the carryovers by one year or longer, in limited cases.

11. Commitments and Contingencies

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for consumer loans and is required to purchase any defaulted loans it has guaranteed. As of December 31, 2022 and 2021, the amount of consumer loans guaranteed by the Company had an estimated fair value of $16.3 million and $18.8 million, respectively, and an outstanding principal balance of $12.9 million and $11.8 million, respectively. As of December 31, 2022 and 2021, the amount of consumer loans, including principal, fees and interest, guaranteed by the Company were $15.6 million and $13.8 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

12. Employee Benefit Plans

The Company sponsors the Enova International, Inc. 401(k) Savings Plan (the “Enova 401(k) Plan”), which is open to all U.S. employees of the Company and its subsidiaries, excluding, until January 1, 2022, OnDeck. For OnDeck employees, prior to being transitioned to the Enova 401(k) plan effective January 1, 2022, the Company sponsored the OnDeck 401(k) Plan which covered substantially all employees of OnDeck. The Company also offers the Enova International, Inc. Nonqualified Savings Plan (the “NQSP”) for certain members of Company management. For the Enova 401(k) Plan, new employees are automatically enrolled in this plan unless they elect not to participate. The Company makes matching contributions of 100% of the first 1% of pay and 50% of the next 5% of pay that each employee contributes to the Enova 401(k) Plan. The Company’s matching contributions fully vest after a participant’s second year of service with the Company. For the OnDeck 401(k) Plan, new OnDeck employees were automatically enrolled in this plan unless they elected not to participate. The Company made matching contributions of 50% of up to the first 6% of pay that each employee contributed to the OnDeck 401(k) Plan. The Company’s matching contributions fully vested after one year of service with the Company. The Company recorded compensation expense for combined contributions to these three plans of $2.7 million, $3.6 million and $3.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company also sponsors the Enova International, Inc. Supplemental Executive Retirement Plan (“SERP”) in which certain officers and certain other employees of the Company participate. Under this defined contribution plan, the Company makes an annual supplemental cash contribution to the SERP based on the terms of the plan as approved by the Company’s Management Development and Compensation Committee of the Board of Directors. The Company recorded compensation expense of $0.8 million, $0.7 million and $0.6 million for SERP contributions for the years ended December 31, 2022, 2021 and 2020, respectively.

The NQSP and the SERP are non-qualified, unfunded, deferred compensation plans for which the Company holds securities in rabbi trusts to pay benefits. These securities are classified as trading securities, and the unrealized gains and losses on these securities are netted with the costs of the plans in “General and administrative expenses” in the consolidated statements of income.

Amounts included in the consolidated balance sheets relating to the NQSP and the SERP were as follows (in thousands):

	As of December 31,
	2022	2021
Other receivables and prepaid expenses	$5,884	$5,561
Accounts payable and accrued expenses	$6,639	$6,238

13. Stock-Based Compensation

Under the Enova International, Inc. 2014 Third Amended and Restated Long-Term Incentive Plan (the “Enova LTIP”), the Company is authorized to issue 14,500,000 shares of Common Stock pursuant to “Awards” granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options, restricted stock units (“RSUs”), restricted stock, performance shares, stock appreciation rights or other stock-based awards. Since 2014, nonqualified stock options and RSU awards have been the only stock-based awards granted under the Plan. As of December 31, 2022, there were 3,315,663 shares available for future grants under the Enova LTIP.

In connection with the acquisition of OnDeck on October 13, 2020, the Board of Directors authorized the issuance of 419,291 shares of Common Stock with respect to certain RSUs (including certain performance-based RSUs) outstanding under the On Deck Capital, Inc.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2014 Equity Incentive Plan that were assumed by Enova. The Board of Directors also authorized the issuance of 67,757 shares of Common Stock under certain inducement RSUs being granted in connection with the acquisition of OnDeck.

During the year ended December 31, 2022, the Company received 129,254 shares of its common stock valued at approximately $5.5 million as partial payment of taxes required to be withheld upon issuance of shares under RSUs.

Restricted Stock Units

During the years ended December 31, 2022, 2021 and 2020, the Company granted RSUs to Company officers, certain employees and to the non-management members of the Board of Directors under the Enova LTIP. Each vested RSU entitles the holder to receive a share of the common stock of the Company. For Company officers and certain employees, the shares are to be issued upon vesting of the RSUs generally over a period of four years. Shares for RSU awards granted to members of the Board of Directors vest and are issued twelve months after the grant date.

In accordance with ASC 718, the grant date fair value of RSUs is based on the Company’s closing stock price on the day before the grant date and is amortized to expense over the vesting periods. The agreements relating to awards provide that the vesting and payment of awards would be accelerated if there is a change in control of the Company.

The following table summarizes the Company’s RSU activity during 2022, 2021 and 2020:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2022		2021		2020
	Units	Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	1,745,481	$25.80	1,750,093	$19.98	1,117,766	$21.09
Units granted	593,916	43.15	1,055,746	29.81	1,294,509	18.89
Shares issued	(640,337)	24.87	(793,006)	18.87	(588,924)	19.61
Units forfeited	(158,481)	32.74	(267,352)	24.07	(73,258)	20.56
Outstanding at end of year	1,540,579	$32.06	1,745,481	$25.80	1,750,093	$19.98

Compensation expense related to these RSUs totaling $17.8 million ($13.4 million net of related taxes), $17.9 million ($13.5 million net of related taxes) and $13.7 million ($10.3 million net of related taxes) was recognized for the years ended December 31, 2022, 2021 and 2020, respectively. Total unrecognized compensation cost related to these RSUs at December 31, 2022 was $34.3 million, which will be recognized over a weighted average period of approximately 2.5 years. The outstanding RSUs had an aggregate intrinsic value of $59.1 million at December 31, 2022.

Stock Options

During the years ended December 31, 2022, 2021 and 2020, the Company granted stock options to purchase Enova stock to Company officers and certain employees under the Enova LTIP. Stock options would allow the holder to purchase shares of the Company’s common stock at a price not less than the fair market value of the shares as of the grant date, or the exercise price.

Stock options granted under the Enova LTIP generally become exercisable in equal increments on the first, second and third anniversaries of their date of grant, and expire on the seventh anniversary of their date of grant. Exercise prices of these stock options are equal to the closing stock price on the day before the grant date. In accordance with ASC 718, compensation expense on stock options is based on the grant date fair value of the stock options and is amortized to expense over the vesting periods. For the year ended December 31, 2022, the Company estimated the fair value of the stock option grants using the Black-Scholes option-pricing model based on the following weighted average assumptions: risk-free interest rate of 3.0%, expected term (life) of options of 4.5 years, expected volatility of 59.1% and no expected dividends.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

grant date based on its historical forfeiture rate and revises the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes the Company’s stock option activity during 2022, 2021 and 2020:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2022		2021		2020
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at beginning of year	2,104,013	$20.65	2,621,956	$20.18	2,084,297	$19.35
Options granted	378,725	37.00	175,839	33.90	576,223	22.81
Options exercised	(263,090)	15.80	(693,782)	22.27	(16,625)	11.40
Options forfeited	(16,961)	30.46	—	—	(21,939)	16.79
Outstanding at end of year	2,202,687	$23.80	2,104,013	$20.65	2,621,956	$20.18
Exercisable options at end of year	1,471,971	19.72	1,402,261	18.32	1,641,133	18.95

The weighted average fair value of options granted in 2022 was $18.66. Compensation expense related to stock options totaling $4.1 million ($3.1 million net of related taxes), $3.2 million ($2.4 million net of related taxes) and $4.3 million ($3.2 million net of related taxes) was recognized for the years ended December 31, 2022, 2021 and 2020, respectively. Total unrecognized compensation cost related to stock options at December 31, 2022 was $7.7 million, which will be recognized over a period of approximately 2.4 years. At December 31, 2022, the intrinsic value of stock options outstanding was $32.6 million, and the intrinsic value of stock options exercisable was $27.5 million, respectively.

14. Related Party Transactions

With the acquisition of OnDeck, as discussed in Notes 1 and 2 in the Notes to Consolidated Financial Statements, the Company recorded its interest in OnDeck Canada under the equity method of accounting; as such, OnDeck Canada was deemed a related party. In the second quarter of 2022, the Company sold its remaining interest in OnDeck Canada. As of December 31, 2021, the Company had a due from affiliate balance of $1.2 million related to OnDeck Canada that was primarily the result of labor and software charges from people and technology assets at the OnDeck parent company.

On February 24, 2021, the Company contributed the platform-as-service business assumed in the OnDeck acquisition to Linear in exchange for ownership units in that entity. The Company records its interest in Linear under the equity method of accounting. As of December 31, 2022, the Company had no outstanding affiliate balance with Linear. As of December 31, 2021, the Company had a due from affiliate balance of $2.9 million from Linear that was primarily comprised of reimbursable expenses paid by the Company on behalf of Linear and fees for services provided.

As discussed in Note 1 in the Notes to Consolidated Financial Statements, in December 2021, the Company divested a portion of its interest in OnDeck Australia and began recording its remaining interest utilizing the equity method of accounting. As of December 31, 2022 and 2021, there was a due from affiliate balance of $0.2 million and no outstanding balance between the Company and OnDeck Australia, respectively.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to consolidate them. The assets and liabilities related to the VIEs are included in the Company’s consolidated financial statements and are accounted for as secured borrowings.

16. Supplemental Disclosures of Cash Flow Information

The following table sets forth certain cash and non-cash activities for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid during the year for:
Interest	$108,006	$71,103	$74,901
Income taxes (recovered) paid	(2,354)	89,270	27,479
Non-cash investing and financing activities:
Loans and finance receivables renewed	$320,789	$220,106	$95,080
Fair value of acquired assets	—	—	772,376
Liabilities assumed in acquisitions	—	—	487,458
Issuance of common stock related to the acquisition of OnDeck	—	—	(105,960)

17. Operating Segment Information

During the three years ended December 31, 2022, the Company primarily provided online financial services to non-prime credit consumers and small businesses in the United States, Australia and Brazil. The Company has one reportable segment, which is composed of the Company’s domestic and international operations and corporate services. The Company has aggregated all components of its business into a single operating segment based on the similarities of the economic characteristics, the nature of the products and services, the nature of the production and distribution methods, the shared technology platforms, the type of customer and the nature of the regulatory environment.

The following table presents the Company’s revenue by geographic region for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue
United States	$1,722,927	$1,184,599	$1,071,694
Other international countries	13,158	23,333	12,016
Total revenue	$1,736,085	$1,207,932	$1,083,710

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $93.2 million and $78.4 million at December 31, 2022 and 2021, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During the years ended December 31, 2022 and 2021, there were no transfers of assets or liabilities between Level 1, 2 or 3. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period values.

The Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31,	Fair Value Measurements Using
	2022	Level 1	Level 2	Level 3
Financial assets
Consumer loans and finance receivables(1)	$1,083,062	$—	$—	$1,083,062
Small business loans and finance receivables(1)	1,935,466	—	—	1,935,466
Non-qualified savings plan assets(2)	5,884	5,884	—	—
Investment in trading security(3)	17,406	17,406	—	—
Total	$3,041,818	$23,290	$—	$3,018,528

	December 31,	Fair Value Measurements Using
	2021	Level 1	Level 2	Level 3
Financial assets
Consumer loans and finance receivables(1)	$890,144	$—	$—	$890,144
Small business loans and finance receivables(1)	1,074,546	—	—	1,074,546
Non-qualified savings plan assets(2)	5,561	5,561	—	—
Investment in trading security(3)	16,062	16,062	—	—
Total	$1,986,313	$21,623	$—	$1,964,690

(1)
Consumer loans and finance receivables and small business loans and finance receivables include $528.8 million and $1,170.9 million as of December 31, 2022, respectively, and $274.5 million and $470.8 million as of December 31, 2021, respectively in assets of consolidated VIEs.
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

The Company had no liabilities measured at fair value on a recurring basis as of December 31, 2022 or 2021.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a nonrecurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At December 31, 2022 and 2021, there were no assets or liabilities recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of December 31, 2022 and 2021 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	December 31,	Fair Value Measurements Using
	2022	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$100,165	$100,165	$—	$—
Restricted cash(1)	78,235	78,235	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$185,318	$178,400	$—	$6,918
Financial liabilities:
Revolving line of credit	$309,000	$—	$—	$309,000
Securitization facilities	1,329,772	—	1,304,702	—
8.50% senior notes due 2024	250,000	—	237,185	—
8.50% senior notes due 2025	375,000	—	346,523	—
Total	$2,263,772	$—	$1,888,410	$309,000

	December 31,	Fair Value Measurements Using
	2021	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$165,477	$165,477	$—	$—
Restricted cash(1)	60,406	60,406	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$232,801	$225,883	$—	$6,918
Financial liabilities:
Revolving line of credit	$200,000	$—	$—	$200,000
Securitization facilities	567,007	—	567,903	—
8.50% senior notes due 2024	250,000	—	254,693	—
8.50% senior notes due 2025	375,000	—	386,348	—
Total	$1,392,007	$—	$1,208,944	$200,000

(1)
Restricted cash includes $65.5 million and $45.7 million in assets of consolidated VIEs as of December 31, 2022 and 2021, respectively.
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

On February 22, 2023, the Company priced an offering by an indirect subsidiary, NetCredit Combined Receivables 2023, LLC (the “Issuer”), subject to market and other customary conditions, of $170.0 million in aggregate principal notes (the “2023-A Notes”), with an anticipated closing date of on or about March 3, 2023 (the “2023-A Closing Date”). The 2023-A Notes will be sold at a discount of the principal amount to yield 9.00% to expected maturity (equivalent to 3.975% spread above interpolated U.S. Treasuries) and will be backed by a pool of Securitization Receivables. The 2023-A Notes will represent obligations of the Issuer only and will not be guaranteed by the Company. Under the 2023-A Notes, approximately $200.0 million of Securitization Receivables will be sold to a wholly-owned subsidiary of the Company and serviced by another subsidiary of the Company. The net proceeds of the offering of the 2023-A Notes on the 2023-A Closing Date will be used to acquire the Securitization Receivables from certain subsidiaries of the Company, fund a reserve account and pay fees and expenses incurred in connection with the transaction. The 2023-A Notes will be offered only to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act. The 2023-A Notes will not be registered under the Securities Act, or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States without registration or an applicable exemption from the Securities Act and applicable state securities or blue sky laws and foreign securities laws.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2022 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework” (2013), management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company plans to file with the SEC a definitive proxy statement, pursuant to SEC Regulation 14A in connection with its 2023 Annual Meeting of Stockholders, or the Proxy Statement, within 120 days after December 31, 2022. Information required by this Item 10 relating to our directors and nominees is included under the captions “Proposal 1: Proposal to Elect Directors—Directors to be Elected by our Stockholders” and “Stockholder Proposals and Communications with our Board—Director Nominations” of our Proxy Statement and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth information, as of December 31, 2022, with respect to shares of common stock of the Company that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,743,266	$14.01	3,315,663
Equity compensation plans not approved by security holders	—	—	—
Total	3,743,266	$14.01	3,315,663

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements are filed in Item 8 of Part II of this report:

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	2.1	11/19/2014

2.2	Agreement and Plan of Merger dated as of July 28, 2020, among Enova International, Inc., Energy Merger Sub, Inc. and On Deck Capital, Inc.	8-K	001-35503	2.1	12/28/2020

3.1	Enova International, Inc. Amended and Restated Certificate of Incorporation	8-K	001-35503	3.2	11/17/2017

3.2	Enova International, Inc. Amended and Restated Bylaws	8-K	001-35503	3.1	11/17/2017

4.1	Specimen common stock certificate	10-12B	001-35503	4.1	10/2/2014

4.2	Description of the Registrant’s Securities	10-K	001-35503	4.2	2/27/2020

4.3	Indenture, dated as of September 1, 2017, by and among Enova International, Inc., each of the guarantors party thereto and Computershare Trust Company, N.A., as trustee and the Form of 8.500% Senior Note due 2024 (included as Exhibit A).	8-K	001-35503	4.1	9/8/2017

4.4	Indenture, dated as of September 19, 2018, by and among Enova International, Inc., each of the guarantors party thereto and Computershare Trust Company, N.A., as trustee and the Form of 8.500% Senior Note due 2025	10-Q	001-35503	4.1	10/31/2018

4.5	Base Indenture, dated as of May 5, 2021, by and among OnDeck Asset Securitization Trust III LLC as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee of Asset Backed Notes (Issuable in Series of Notes)	10-Q	001-35503	4.1	8/2/2021

4.6	Series 2021-1 Indenture Supplement dated as of May 5, 2021 to Base Indenture dated as of May 5, 2021, by and among OnDeck Asset Securitization Trust III LLC as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee of up to $500,000,000 of Asset Backed Notes	10-Q	001-35503	4.2	8/2/2021

10.1	Tax Matters Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	10.1	11/19/2014

10.2	Enova International, Inc. 2014 Long-Term Incentive Plan*	10-Q	001-35503	10.1	11/14/2014

10.3	Enova International, Inc. First Amended and Restated 2014 Long-Term Incentive Plan*	DEF 14A	001-35503	Appendix A	4/7/2016

10.4	Enova International, Inc. Senior Executive Bonus Plan*	DEF 14A	001-35503	Appendix B	4/7/2016

10.5	Enova International, Inc. Amended and Restated Senior Executive Bonus Plan*	10-Q	001-35503	10.1	7/31/2019

10.6	Enova International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective September 13, 2017*	10-Q	001-35503	10.1	11/1/2017

10.7	Enova International, Inc. Nonqualified Savings Plan*	10-12B	001-35503	10.6	7/31/2014

10.8	Form of Enova International, Inc. Severance Pay Plan for Executives*	10-12B	001-35503	10.12	10/2/2014

10.9	Form of Enova International, Inc. Senior Executive Bonus Plan*	10-12B	001-35503	10.13	10/2/2014

10.10	Summary of 2014 Terms and Conditions of the Enova International, Inc. Short-Term Incentive Plan*	10-12B	001-35503	10.14	10/2/2014

10.11	Enova International, Inc. Amended and Restated Annual Short Term Incentive Plan*	10-Q	001-35503	10.2	7/31/2019

10.12	Form of Executive Change-in-Control Severance and Restrictive Covenant Agreement (Chief Executive Officer)*	10-K	001-35503	10.12	2/28/2022

10.13	Form of Executive Change-in-Control Severance and Restrictive Covenant Agreement (Executive Officers other than the CEO)*	10-K	001-35503	10.13	2/28/2022

10.14	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Restricted Stock Units for Directors*	10-12B	001-35503	10.17	10/17/2014

10.15	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units (for Officers)*	10-12B	001-35503	10.18	10/17/2014

10.16	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right (for Officers)*	10-12B	001-35503	10.19	10/17/2014

10.17	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units*	10-Q	001-35503	10.2	8/11/2015

10.18	Form of Enova International, Inc. First Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units*	10-Q	001-35503	10.2	8/4/2016

10.19	Form of Enova International, Inc. 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right*	10-Q	001-35503	10.3	8/11/2015

10.20	Form of Enova International, Inc. Second Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units	10-Q	001-35503	10.1	7/29/2020

10.21	Form of Enova International, Inc. Second Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right	10-Q	001-35503	10.2	7/29/2020

10.22	Offer letter dated May 19, 2016 between Enova Financial Holdings, LLC and Steven Cunningham*	10-Q	001-35503	10.1	8/4/2016

10.23	Director Appointment Agreement, dated March 30, 2016, by and among the Company, SAF Capital Management LLC and certain of its affiliates	8-K	001-35503	10.1	3/31/2016

10.24	Lease Agreement, dated July 25, 2014, between 175 Jackson L.L.C. and Enova International, Inc.	10-12B	001-35503	10.11	10/22/2014

10.25	Second Amendment to Lease Agreement, dated September 13, 2017, between 175 Jackson L.L.C. and Enova International, Inc.	10-Q	001-35503	10.2	11/1/2017

10.26	Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent Dated as of June 30, 2017(3)	10-Q	001-35503	10.1	8/2/2017

10.27	First Amendment to Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the	10-Q	001-35503	10.1	8/01/2018

	Parent from time to time party hereto, as Guarantors, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent dated as of April 13, 2018

10.28	Second Amendment to Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent dated as of October 5, 2018	10-K	001-35503	10.27	2/27/2019

10.29	Loan and Security Agreement, dated July 23, 2018, by and between Pacific Western Bank and EFR 2018-1, LLC	10-Q	001-35503	10.1	10/31/2018

10.30	Receivables Purchase Agreement, dated July 23, 2018 by and between EFR 2018-1, LLC, as purchaser, and NetCredit Funding, LLC, as seller	10-Q	001-35503	10.2	10/31/2018

10.31	Purchase Agreement by and among Enova International, Inc., the Guarantors party thereto and Credit Suisse Securities (USA) LLC, as Representative of the Initial Purchasers listed therein, dated September 14, 2018	10-Q	001-35503	10.3	10/31/2018

10.32	Loan and Security Agreement, dated October 23, 2018, by and between Credit Suisse AG and EFR 2018-2, LLC	10-K	001-35503	10.34	2/27/2019

10.33	Third Amendment to Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent dated as of July 1, 2019	10-Q	001-35503	10.3	7/31/2019

10.34	Amendment No. 5 to Fourth Amended and Restated Credit Agreement, dated as of December 24, 2020, among Receivable Assets of OnDeck, LLC, as Borrower, the Lenders party thereto and Truist Bank, as Administrative Agent (Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.)	10-K	001-35503	10.36	2/26/2021

10.35	Fifth Amendment, Consent and Joinder to Credit Agreement and Amendment to Security Agreement by and among Enova International, Inc., the other borrowers and guarantors party thereto, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent, dated as of May 10, 2021	10-Q	001-35503	10.1	8/2/2021

10.36	Amendment No. 6 to Fourth Amended and Restated Credit Agreement, dated as of July 16, 2021, among Receivable Assets of OnDeck, LLC, as Borrower, the Lenders party thereto and Truist Bank, as Administrative Agent	10-Q	001-35503	10.1	10/29/2021

10.37	Amendment to Loan and Security Agreement, dated July 23, 2021, by and between Credit Suisse AG and EFR 2018 2, LLC	10-Q	001-35503	10.2	10/29/2021

10.38	Amendment to Loan and Security Agreement, dated September 15, 2021, by and between Pacific Western Bank and EFR 2018 1, LLC	10-Q	001-35503	10.3	10/29/2021

10.39	Credit agreement dated as of November 17, 2021 among OnDeck Receivables 2021, LLC, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Deutsche Bank Trust Company Americas, as Paying Agent	10.-K	001-35503	10.39	2/28/2022

10.40	Second Amendment to Loan and Security Agreement, dated March 14, 2022, by and between Credit Suisse AG and EFR 2018-2, LLC	10-Q	001-35503	10.1	5/3/2022

10.41	Amendment No. 7 to Fourth Amended and Restated Credit Agreement, dated as of March 18, 2022, among Receivable Assets of OnDeck, LLC, as Borrower, the Lenders party thereto and Truist Bank, as Administrative Agent	10-Q	001-35503	10.2	5/3/2022

10.42	Second Amendment to Loan and Security Agreement, dated March 24, 2022, by and between Pacific Western Bank and EFR 2018-1, LLC	10-Q	001-35503	10.3	5/3/2022

10.43	First Amendment to Credit Agreement, dated March 29, 2022 among OnDeck Receivables 2021, LLC, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Deutsche Bank Trust Company Americas, as Paying Agent	10-Q	001-35503	10.4	5/3/2022

10.44	Amended and Restated Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the Lenders party hereto, and Bank of Montreal, as Administrative Agent and Collateral Agent dated as of June 23, 2022	10-Q	001-35503	10.1	7/29/2022

10.45	Credit Agreement dated June 30, 2022 among OnDeck Receivables 2022, LLC, various lenders, and BMO Capital Markets Corp., as Administrative Agent and Collateral Agent, and Deutsche Bank Trust Company Americas, as Paying Agent	10-Q	001-35503	10.2	7/29/2022

10.46

Note Issuance and Purchase Agreement among NetCredit Receivables 2022, LLC as Issuer, Citibank, N.A. as Collateral Agent and Paying Agent, Jefferies Funding LLC as Initial Note Purchaser, each of note purchasers from time to time party hereto, and Jefferies Funding LLC, as Administrative Agent dated as of October 21, 2022

X

10.47

Third Amendment to Credit Agreement, dated November 18, 2022, among OnDeck Receivables 2021, LLC, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Deutsche Bank Trust Company Americas, as Paying Agent

X

10.48

Amendment No. 8 to Fourth Amended and Restated Credit Agreement, dated as of November 18, 2022, among Receivable Assets of OnDeck, LLC, as Borrower, the Lenders party thereto and Truist Bank, as Administrative Agent

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

(1)
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the years ended December 31, 2022, December 31, 2021 and December 31, 2020; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, December 31, 2021 and December 31, 2020; (iv) Consolidated Statements of Stockholders’ Equity at December 31, 2022, December 31, 2021 and December 31, 2020; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, December 31, 2021 and December 31, 2020; and (vi) Notes to Consolidated Financial Statements.
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

ENOVA INTERNATIONAL, INC.

Date: February 24, 2023	By:	/s/ DAVID FISHER
David Fisher
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID FISHER	Chairman of the Board of Directors,	February 24, 2023
David Fisher	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ STEVEN CUNNINGHAM	Chief Financial Officer	February 24, 2023
Steven Cunningham	(Principal Financial Officer)

/s/ JAMES J. LEE	Chief Accounting Officer	February 24, 2023
James J. Lee	(Principal Accounting Officer)

/s/ ELLEN CARNAHAN	Director	February 24, 2023
Ellen Carnahan

/s/ DANIEL R. FEEHAN	Director	February 24, 2023
Daniel R. Feehan

/s/ WILLIAM M. GOODYEAR	Director	February 24, 2023
William M. Goodyear

/s/ JAMES A. GRAY	Director	February 24, 2023
James A. Gray

/s/ GREGG A. KAPLAN	Director	February 24, 2023
Gregg A. Kaplan

/s/ MARK MCGOWAN	Director	February 24, 2023
Mark McGowan

/s/ LINDA JOHNSON RICE	Director	February 24, 2023
Linda Johnson Rice

/s/ MARK A. TEBBE	Director	February 24, 2023
Mark A. Tebbe