Form 10-Q
period 2023-03-31
Enova International, Inc.
filed 2023-04-28
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

31,213,536 of the Registrant’s common shares, $0.00001 par value, were outstanding as of April 26, 2023.

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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	March 31,		December 31,
	2023	2022	2022
Assets
Cash and cash equivalents(1)	$97,680	$131,692	$100,165
Restricted cash(1)	190,713	96,150	78,235
Loans and finance receivables at fair value(1)	3,003,366	2,231,884	3,018,528
Income taxes receivable	37,884	56,572	43,741
Other receivables and prepaid expenses(1)	55,478	60,151	66,267
Property and equipment, net	95,413	81,031	93,228
Operating lease right-of-use assets	12,398	22,507	19,347
Goodwill	279,275	279,275	279,275
Intangible assets, net	25,046	33,431	27,390
Other assets(1)	49,739	54,451	54,713
Total assets	$3,846,992	$3,047,144	$3,780,889
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses(1)	$177,869	$136,944	$198,320
Operating lease liabilities	25,695	39,085	33,595
Deferred tax liabilities, net	108,294	96,414	104,169
Long-term debt(1)	2,314,381	1,696,751	2,258,660
Total liabilities	2,626,239	1,969,194	2,594,744
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 44,917,916, 44,057,935 and 44,326,999 shares issued and 31,334,875, 32,830,838 and 31,220,928 outstanding as of March 31, 2023 and 2022 and December 31, 2022, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	258,806	233,437	251,878
Retained earnings	1,364,108	1,158,204	1,313,185
Accumulated other comprehensive loss	(7,337)	(5,074)	(5,990)
Treasury stock, at cost (13,583,041, 11,227,097 and 13,106,071 shares as of March 31, 2023 and 2022 and December 31, 2022, respectively)	(394,824)	(308,617)	(372,928)
Total stockholders’ equity	1,220,753	1,077,950	1,186,145
Total liabilities and stockholders’ equity	$3,846,992	$3,047,144	$3,780,889

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

	March 31,		December 31,
	2023	2022	2022
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$316	$419	$420
Restricted cash	174,937	81,911	65,546
Loans and finance receivables at fair value	1,775,732	1,100,426	1,699,698
Other receivables and prepaid expenses	4,706	13,888	17,413
Other assets	5,156	2,844	5,597
Total assets	$1,960,847	$1,199,488	$1,788,674
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$8,982	$3,835	$7,528
Long-term debt	1,367,754	873,625	1,329,009
Total liabilities	$1,376,736	$877,460	$1,336,537

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenue	$483,256	$385,731
Change in Fair Value	(197,366)	(117,042)
Net Revenue	285,890	268,689
Operating Expenses
Marketing	79,755	93,171
Operations and technology	49,169	40,730
General and administrative	37,158	34,528
Depreciation and amortization	10,540	9,514
Total Operating Expenses	176,622	177,943
Income from Operations	109,268	90,746
Interest expense, net	(43,321)	(22,483)
Foreign currency transaction loss	(171)	(314)
Equity method investment (loss) income	(6)	328
Other nonoperating expenses	(133)	—
Income before Income Taxes	65,637	68,277
Provision for income taxes	14,714	15,834
Net income	$50,923	$52,443
Earnings Per Share
Earnings per common share:
Basic	$1.62	$1.57
Diluted	$1.56	$1.50
Weighted average common shares outstanding:
Basic	31,341	33,374
Diluted	32,711	34,882

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net income	$50,923	$52,443
Other comprehensive gain, net of tax:
Foreign currency translation gain(1)	960	3,466
Unrealized loss on investments, net of tax	(2,307)	—
Total other comprehensive (loss) gain, net of tax	(1,347)	3,466
Comprehensive Income	$49,576	$55,909

(1) Net of tax benefit (provision) of $(305) and $(1,123) for the three months ended March 31, 2023 and 2022, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2021	43,424	$—	$225,689	$1,105,761	$(8,540)	(9,280)	$(229,858)	$1,093,052
Stock-based compensation expense	—	—	5,367	—	—	—	—	5,367
Shares issued for vested RSUs	524	—	—	—	—	—	—	—
Shares issued for stock option exercises	110	—	2,381	—	—	—	—	2,381
Net income	—	—	—	52,443	—	—	—	52,443
Foreign currency translation gain, net of tax	—	—	—	—	3,466	—	—	3,466
Purchases of treasury shares, at cost	—	—	—	—	—	(1,947)	(78,759)	(78,759)
Balance at March 31, 2022	44,058	$—	$233,437	$1,158,204	$(5,074)	(11,227)	$(308,617)	$1,077,950

Balance at December 31, 2022	44,327	$—	$251,878	$1,313,185	$(5,990)	(13,106)	$(372,928)	$1,186,145
Stock-based compensation expense	—	—	5,969	—	—	—	—	5,969
Shares issued for vested RSUs	510	—	—	—	—	—	—	—
Shares issued for stock option exercises	81	—	959	—	—	—	—	959
Net income	—	—	—	50,923	—	—	—	50,923
Unrealized loss on investments, net of tax	—	—	—	—	(2,307)	—	—	(2,307)
Foreign currency translation gain, net of tax	—	—	—	—	960	—	—	960
Purchases of treasury shares, at cost	—	—	—	—	—	(477)	(21,896)	(21,896)
Balance at March 31, 2023	44,918	$—	$258,806	$1,364,108	$(7,337)	(13,583)	$(394,824)	$1,220,753

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$50,923	$52,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,540	9,514
Amortization of deferred loan costs and debt discount	1,822	1,139
Change in fair value of loans and finance receivables	195,055	115,629
Stock-based compensation expense	5,969	5,367
Loss on early extinguishment of debt	133	—
Operating leases, net	(951)	(1,308)
Deferred income taxes, net	4,125	8,398
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	13,608	(4,303)
Other receivables and prepaid expenses and other assets	14,258	(7,074)
Accounts payable and accrued expenses	(25,996)	(33,747)
Current income taxes	12,530	7,481
Net cash provided by operating activities	282,016	153,539
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(919,869)	(950,624)
Loans and finance receivables repaid	724,818	574,247
Capitalization of software development costs and purchases of fixed assets	(10,378)	(10,118)
Net cash used in investing activities	(205,429)	(386,495)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	60,000	34,000
Repayments under revolving line of credit	—	(30,000)
Borrowings under securitization facilities	278,342	323,926
Repayments under securitization facilities	(238,076)	(16,350)
Repayments of senior notes	(43,646)	—
Debt issuance costs paid	(2,128)	(669)
Proceeds from exercise of stock options	959	2,381
Treasury shares purchased	(21,896)	(78,759)
Net cash provided by financing activities	33,555	234,529
Effect of exchange rates on cash, cash equivalents and restricted cash	(149)	386
Net increase in cash, cash equivalents and restricted cash	109,993	1,959
Cash, cash equivalents and restricted cash at beginning of year	178,400	225,883
Cash, cash equivalents and restricted cash at end of period	$288,393	$227,842

Supplemental Disclosures
Non-cash renewal of loans and finance receivables	$130,846	$70,926

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Significant Accounting Policies

Nature of the Company

Enova International, Inc. and its subsidiaries (collectively, the “Company”) operates an internet-based lending platform to serve customers in need of cash to fulfill their financial responsibilities. Through a network of direct and indirect marketing channels, the Company offers funds to its customers through a variety of loan and finance receivable products that are primarily unsecured. The business is operated primarily through the internet to provide convenient, fully-automated financial solutions to its customers. The Company originates, arranges, guarantees or purchases consumer loans and provides financing to small businesses through a line of credit account, installment loan or, until recently, receivables purchase agreement product (“RPAs”). Consumer loans include installment loans and line of credit accounts. RPAs represent a right to receive future receivables from a small business. The Company also provides services related to third-party lenders’ consumer loan products in some markets by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws (“CSO program”).

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

The Company consolidates any VIE where it has been determined it is the primary beneficiary. The primary beneficiary is the entity which has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance as well as the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE.

The consolidated financial statements presented as of March 31, 2023 and 2022 and for the three-month periods ended March 31, 2023 and 2022 are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results for such interim periods. Operating results for the three-month period are not necessarily indicative of the results that may be expected for the full fiscal year.

These consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020 and related notes, which are included on Form 10-K filed with the SEC on February 24, 2023.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	March 31,
	2023	2022
Cash and cash equivalents	$97,680	$131,692
Restricted cash	190,713	96,150
Total cash, cash equivalents and restricted cash	$288,393	$227,842

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

The Company generally charges off loans and finance receivables between 60 and 65 days delinquent. If a loan or finance receivable is deemed uncollectible prior to this, it is charged off at that point. For the small business portfolio, the Company generally charges off a loan when it is probable that it will be unable to collect all of the remaining principal payments, which is generally after 90 days of delinquency and 30 days of non-activity. Loans and finance receivables classified as delinquent generally have an age of one to 64 days from the date any portion of the receivable became delinquent, as defined above. Recoveries on loans and finance receivables that were previously charged off are generally recognized when collected or sold.

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

Revenue Recognition

The Company recognizes revenue based on the financing products and services it offers and on loans it acquires. “Revenue” in the consolidated statements of income includes: interest income, finance charges, fees for services provided through the Company’s CSO program (“CSO fees”), revenue on RPAs, service charges, draw fees, minimum billing fees, purchase fees, origination fees, late fees and non-sufficient funds fees as permitted by applicable laws and pursuant to the agreement with the customer. Interest is generally recognized on an effective yield basis over the contractual term of the loan on installment loans, the estimated outstanding period of the draw on line of credit accounts, or the projected delivery term on RPAs. CSO fees are recognized over the term of the loan. Late and nonsufficient funds fees are recognized when assessed to the customer.

Marketing Expenses

Marketing expenses consist of digital costs, lead purchase costs and offline marketing costs such as television and direct mail advertising. All marketing expenses are expensed as incurred.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Equity Method Investments

In the second quarter of 2022, the Company sold its remaining interest in On Deck Capital Canada Holdings, Inc. (“OnDeck Canada”), which resulted in a net loss of $4.4 million. Prior to this, the Company recorded its interest in OnDeck Canada under the equity method of accounting. As of March 31, 2022 the carrying value of the Company’s investment in OnDeck Canada was $14.3 million, which the Company has included in “Other assets” on the consolidated balance sheets.

On February 24, 2021, the Company contributed the platform-as-service business assumed in the OnDeck acquisition to Linear Financial Technologies Holding LLC (“Linear”) in exchange for ownership units in that entity. The Company records its interest in Linear under the equity method of accounting. As of March 31, 2023 and 2022 and December 31, 2022, the carrying value of the Company’s investment in Linear was $16.0 million, $5.6 million and $18.3 million, respectively, which the Company has included in “Other assets” on the consolidated balance sheets.

In December 2021, the Company sold a portion of its interest in On Deck Capital Australia PTY LTD (“OnDeck Australia”). Prior to this, the Company had consolidated the financial position and results of operations of OnDeck Australia under the voting interest model. Subsequent to the transaction, the Company owns a 20% equity interest in OnDeck Australia and no longer has control over the entity; as such, the Company has deconsolidated OnDeck Australia from its financial statements and now records its interest under the equity method of accounting. As of March 31, 2023 and 2022 and December 31, 2022, the carrying value of the Company’s investment in OnDeck Australia was $1.1 million, $1.6 million and $1.1 million, respectively, which the Company has included in “Other assets” on the consolidated balance sheets.

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

2. Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three months ended March 31, 2023 and 2022 was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2023	2022
Consumer loans and finance receivables revenue	$281,011	$248,547
Small business loans and finance receivables revenue	194,456	132,594
Total loans and finance receivables revenue	475,467	381,141
Other	7,789	4,590
Total revenue	$483,256	$385,731

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans and Finance Receivables at Fair Value

The components of Company-owned loans and finance receivables at March 31, 2023 and 2022 and December 31, 2022 were as follows (dollars in thousands):

	As of March 31, 2023
		Small
	Consumer	Business	Total
Principal balance - accrual	$823,844	$1,704,336	$2,528,180
Principal balance - non-accrual	84,243	87,637	171,880
Total principal balance	908,087	1,791,973	2,700,060

Loans and finance receivables at fair value - accrual	1,054,257	1,902,935	2,957,192
Loans and finance receivables at fair value - non-accrual	8,610	37,564	46,174
Loans and finance receivables at fair value	1,062,867	1,940,499	3,003,366
Difference between principal balance and fair value	$154,780	$148,526	$303,306

	As of March 31, 2022
		Small
	Consumer	Business	Total
Principal balance - accrual	$805,439	$1,163,477	$1,968,916
Principal balance - non-accrual	83,218	46,912	130,130
Total principal balance	888,657	1,210,389	2,099,046

Loans and finance receivables at fair value - accrual	926,826	1,274,563	2,201,389
Loans and finance receivables at fair value - non-accrual	7,525	22,970	30,495
Loans and finance receivables at fair value	$934,351	$1,297,533	$2,231,884
Difference between principal balance and fair value	$45,694	$87,144	$132,838

	As of December 31, 2022
		Small
	Consumer	Business	Total
Principal balance - accrual	$857,682	$1,656,312	$2,513,994
Principal balance - non-accrual	108,071	117,099	225,170
Total principal balance	965,753	1,773,411	2,739,164

Loans and finance receivables at fair value - accrual	1,073,100	1,878,253	2,951,353
Loans and finance receivables at fair value - non-accrual	9,962	57,213	67,175
Loans and finance receivables at fair value	$1,083,062	$1,935,466	$3,018,528
Difference between principal balance and fair value	$117,309	$162,055	$279,364

As of March 31, 2023 and 2022 and December 31, 2022, the aggregate fair value of loans and finance receivables that were 90 days or more past due was $5.9 million, $4.3 million and $8.2 million, respectively, of which, $5.7 million, $4.3 million and $8.0 million, respectively, was in non-accrual status. The aggregate unpaid principal balance for loans and finance receivables that were 90 days or more past due was $14.8 million, $9.3 million and $17.9 million, respectively.

Changes in the fair value of Company-owned loans and finance receivables during the three months ended March 31, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended March 31, 2023
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,083,062	$1,935,466	$3,018,528
Originations or acquisitions	280,551	770,164	1,050,715
Interest and fees(1)	281,011	194,456	475,467
Repayments	(467,533)	(879,183)	(1,346,716)
Charge-offs, net(2)	(156,272)	(76,215)	(232,487)
Net change in fair value(2)	41,621	(4,189)	37,432
Effect of foreign currency translation	427	—	427
Balance at end of period	$1,062,867	$1,940,499	$3,003,366

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

Guarantees of Consumer Loans

In connection with its CSO program, the Company guarantees consumer loan payment obligations to an unrelated third-party lender for consumer loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of March 31, 2023 and 2022 and December 31, 2022, the consumer loans guaranteed by the Company had an estimated fair value of $13.9 million, $14.4 million and $16.3 million, respectively, and an outstanding principal balance of $10.5 million, $10.0 million and $12.9 million, respectively. As of March 31, 2023 and 2022 and December 31, 2022, the amount of consumer loans, including principal, fees and interest, guaranteed by the Company were $12.8 million, $11.9 million and $15.6 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

3. Leases

The Company has operating leases primarily for its corporate headquarters, other offices located in the U.S. and certain equipment. The Company’s leases have remaining lease terms of less than one year to twelve years. Certain leases include options to extend the leases for up to five years, while others include options to terminate the leases within one year. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

During the first quarter of 2023, the Company entered into the third amendment to the lease (the “Amendment”) for its headquarters in Chicago. The Amendment, among other changes, will result in the surrender of a portion of space currently leased by the Company, the addition of remaining space on a separate floor that is currently partially occupied by the Company, a change to the base rent schedule and an extension of the lease term from August 2027 to February 2035. As a result of the Amendment, the Company recognized an adjustment to decrease both its operating lease liability and operating lease right of use asset balances by $7.9 million and recognized a $1.7 million loss on the impairment of leasehold improvement assets related to the surrendered space that have no future utility.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Lease expenses for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Operating lease cost	$1,570	$1,812
Variable lease cost	234	97
Short-term lease cost	251	44
Sublease income	(57)	(82)
Total lease cost	$1,998	$1,871

Future minimum lease payments as of March 31, 2023 are as follows (in thousands):

Year	Amount
2023	$4,674
2024	3,341
2025	3,401
2026	3,425
2027	4,088
Thereafter	21,113
Total lease payments	$40,042
Less: interest	14,347
Present value of lease liabilities	$25,695

The weighted average remaining lease term and discount rate as of March 31, 2023 and 2022 were as follows:

	March 31,		December 31,
	2023	2022	2022
Weighted average remaining lease term (years)
Operating leases	8.5	5.1	4.5
Weighted average discount rate
Operating leases	8.93%	9.97%	10.12%

Supplemental cash flow disclosures related to leases for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,613	$2,862
Noncash transactions related to adjustments to lease liability and right-of-use asset
Operating leases	(6,147)	—

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. Long-term debt

The Company’s long-term debt instruments and balances outstanding as of March 31, 2023 and 2022 and December 31, 2022, including maturity date, weighted average interest rate and borrowing capacity as of March 31, 2023, were as follows (dollars in thousands):

			Weighted			Outstanding
			average	Borrowing		March 31,		December 31,
	Maturity date		interest rate(1)	capacity		2023	2022	2022
Funding Debt:
2018-1 Securitization Facility	March 2027	(2)	8.77%	$200,000		$—	$150,000	$192,717
2018-2 Securitization Facility	July 2025	(3)	8.88%	225,000		142,200	175,000	179,654
2019-A Securitization Notes	June 2026		—	—		—	11,534	—
NCR 2022 Securitization Facility	October 2026	(4)	9.44%	125,000		51,095	—	43,958
ODR 2021-1 Securitization Facility	November 2024	(5)	7.59%	233,333		197,167	62,000	197,167
ODR 2022-1 Securitization Facility	June 2025	(6)	7.79%	420,000		282,000	—	187,000
RAOD Securitization Facility	November 2025	(7)	7.47%	230,263		230,263	177,631	230,263
ODAST III Securitization Notes	May 2027	(8)	2.07%	300,000		300,000	300,000	300,000
2023-A Securitization Notes	December 2027		7.78%	170,014		170,014	—	—
Total funding debt			6.63%	$1,903,610		$1,372,739	$876,165	$1,330,759
Corporate Debt:
8.50% Senior Notes Due 2024	September 2024		8.50%	$206,205		$206,205	$250,000	$250,000
8.50% Senior Notes Due 2025	September 2025		8.50%	375,000		375,000	375,000	375,000
Revolving line of credit	June 2026		8.29%	440,000	(9)	369,000	204,000	309,000
Total corporate debt			8.42%	$1,021,205		$950,205	$829,000	$934,000
Less: Long-term debt issuance costs						$(6,134)	$(6,981)	$(5,112)
Less: Debt discounts						(2,429)	(1,433)	(987)
Total long-term debt						$2,314,381	$1,696,751	$2,258,660

(1) The weighted average interest rate is determined based on the rates and principal balances on March 31, 2023. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

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

(9) The Company had outstanding letters of credit under the Revolving line of credit of $0.8 million as of each of the periods ended March 31, 2023 and 2022 and December 31, 2022.

Weighted average interest rates on long-term debt were 7.84% and 5.92% during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and 2022 and December 31, 2022, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreements.

Recent Updates to Debt Facilities

2023-A Notes

On March 3, 2023 (the “2023-A Closing Date”), the Company issued $170.0 million in aggregate principal notes (the “2023-A Notes”) through an indirect subsidiary, NetCredit Combined Receivables 2023, LLC (the “Issuer”). The 2023-A Notes were sold at a discount of the principal amount to yield 9.00% to expected maturity (equivalent to 3.975% spread above interpolated U.S. Treasuries) and are backed by a pool of unsecured consumer installment loans (“Securitization Receivables”). The 2023-A Notes represent obligations of the Issuer only and are not guaranteed by the Company. Under the 2023-A Notes, approximately $200.0 million of Securitization Receivables have been sold to a wholly-owned subsidiary of the Company and serviced by another subsidiary of the Company.

The net proceeds of the offering of the 2023-A Notes on the 2023-A Closing Date were used to acquire the Securitization Receivables from certain subsidiaries of the Company, fund a reserve account and pay fees and expenses incurred in connection with the transaction.

The 2023-A Notes were offered only to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.50% Senior Notes Due 2024

During the three months ended March 31, 2023, the Company repurchased $43.8 million principal amount of the 8.50% Senior Notes Due 2024 for aggregate cash consideration of $43.6 million plus accrued interest. In connection with these purchases, the Company recorded a loss on extinguishment of debt of $0.1 million ($0.1 million, net of tax), which is included in “Other nonoperating expenses” in the consolidated statements of income.

5. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2023 was 22.4%, compared to 23.2% for the three months ended March 31, 2022. The decrease is primarily attributable to larger excess tax benefits on stock compensation due to stock price appreciation.

As of March 31, 2023, the balance of unrecognized tax benefits was $94.4 million, which is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, $12.6 million of which, if recognized, would favorably affect the effective tax rate in the period of recognition. The Company had $57.1 million and $87.7 million of unrecognized tax benefits as of March 31, 2022 and December 31, 2022, respectively. The Company believes that it has adequately accounted for any material tax uncertainties in its existing reserves for all open tax years.

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

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three months ended March 31, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net income	$50,923	$52,443
Denominator:
Total weighted average basic shares	31,341	33,374
Shares applicable to stock-based compensation	1,370	1,508
Total weighted average diluted shares	32,711	34,882
Earnings per common share:
Earnings per common share – basic	$1.62	$1.57
Earnings per common share – diluted	$1.56	$1.50

For the three months ended March 31, 2023 and 2022, 339,765 and 225,419 shares of common stock underlying stock options, respectively, and 346,194 and 285,887 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Geographic Information

The following table presents the Company’s revenue by geographic region for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended
	March 31,
	2023	2022
Revenue
United States	$479,053	$382,156
Other international countries	4,203	3,575
Total revenue	$483,256	$385,731

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $95.4 million, $81.0 million and $93.2 million at March 31, 2023 and 2022 and December 31, 2022, respectively. The operations for the Company’s businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

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

9. Related Party Transactions

In October 2019, the Company announced its intent to exit its operations in the U.K. market, and Grant Thornton LLP, a licensed U.K. insolvency practitioner, was appointed as administrators (“Administrators”) to take control of management of the U.K. businesses. The effect of the U.K. businesses’ entry into administration was to place their management, affairs, business and property under the direct control of the Administrators. The Company entered into a service agreement with the Administrators under which the Company provided certain administrative, technical and other services in exchange for compensation by the Administrators. The agreement expired on July 8, 2022 and was not extended beyond that date. During the three months ended March 31, 2022, the Company recorded $0.2 million in revenue related to these services. As of March 31, 2022 the Administrators owed the Company $0.3 million related to services provided.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In the second quarter of 2022, the Company sold its remaining interest in OnDeck Canada. Prior to this, the Company recorded its interest in OnDeck Canada under the equity method of accounting; as such, OnDeck Canada was deemed a related party. As of March 31, 2022, the Company had a due from affiliate balance of $1.3 million related to OnDeck Canada that was primarily the result of labor and software charges from people and technology assets at the OnDeck parent company.

On February 24, 2021, the Company contributed the platform-as-service business assumed in the OnDeck acquisition to Linear in exchange for ownership units in that entity. The Company records its interest in Linear under the equity method of accounting. As of March 31, 2023 and 2022 and December 31, 2022, there was no outstanding balance between Linear and the Company.

In December 2021, the Company divested a portion of its interest in OnDeck Australia and began recording its remaining interest utilizing the equity method of accounting. As of March 31, 2023 and 2022 and December 31, 2022, the Company had a due from affiliate balance of $0.2 million, $0.1 million and $0.2 million, respectively, related to OnDeck Australia.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three months ended March 31, 2023 and 2022, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and 2022 and December 31, 2022 are as follows (dollars in thousands):

	March 31,	Fair Value Measurements Using
	2023	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$1,062,867	$—	$—	$1,062,867
Small business loans and finance receivables(1)(2)	1,940,499	—	—	1,940,499
Non-qualified savings plan assets(3)	7,168	7,168	—	—
Investment in trading security(4)	15,506	15,506	—	—
Total	$3,026,040	$22,674	$—	$3,003,366

	March 31,	Fair Value Measurements Using
	2022	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$934,351	$—	$—	$934,351
Small business loans and finance receivables(1)(2)	1,297,533	—	—	1,297,533
Non-qualified savings plan assets(3)	6,358	6,358	—	—
Investment in trading security(4)	18,614	18,614	—	—
Total	$2,256,856	$24,972	$—	$2,231,884

	December 31,	Fair Value Measurements Using
	2022	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$1,083,062	$—	$—	$1,083,062
Small business loans and finance receivables(1)(2)	1,935,466	—	—	1,935,466
Non-qualified savings plan assets(3)	5,884	5,884	—	—
Investment in trading security(4)	17,406	17,406	—	—
Total	$3,041,818	$23,290	$—	$3,018,528

(1) Consumer and small business loans and finance receivables are included in “Loans and finance receivables at fair value” in the consolidated balance sheets.

(2) Consumer loans and finance receivables include $460.5 million, $432.5 million and $528.8 million in assets of consolidated VIEs as of March 31, 2023 and 2022 and December 31, 2022, respectively. Small business loans and finance receivables include $1,315.2 million, $668.0 million and $1,170.9 million in assets of consolidated VIEs as of March 31, 2023 and 2022 and December 31, 2022, respectively.

(3) The non-qualified savings plan assets are included in “Other receivables and prepaid expenses” in the Company’s consolidated balance sheets and have an offsetting liability, which is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company had no liabilities measured at fair value on a recurring basis as of March 31, 2023 and 2022 and December 31, 2022.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At March 31, 2023 and 2022 and December 31, 2022, there were no assets or liabilities recorded at fair value on a non-recurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of March 31, 2023 and 2022 and December 31, 2022 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	March 31,	Fair Value Measurements Using
	2023	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$97,680	$97,680	$—	$—
Restricted cash (1)	190,713	190,713	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$295,311	$288,393	$—	$6,918
Financial liabilities:
Revolving line of credit	$369,000	$—	$—	$369,000
Securitization notes	1,370,310	—	1,348,595	—
8.50% senior notes due 2024	206,205	—	203,130	—
8.50% senior notes due 2025	375,000	—	355,410	—
Total	$2,320,515	$—	$1,907,135	$369,000

	Balance at
	March 31,	Fair Value Measurements Using
	2022	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$131,692	$131,692	$—	$—
Restricted cash (1)	96,150	96,150	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$234,760	$227,842	$—	$6,918
Financial liabilities:
Revolving line of credit	$204,000	$—	$—	$204,000
Securitization notes	874,732	—	861,264	—
8.50% senior notes due 2024	250,000	—	248,595	—
8.50% senior notes due 2025	375,000	—	373,335	—
Total	$1,703,732	$—	$1,483,194	$204,000

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Balance at
	December 31,	Fair Value Measurements Using
	2022	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$100,165	$100,165	$—	$—
Restricted cash (1)	78,235	78,235	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$185,318	$178,400	$—	$6,918
Financial liabilities:
Revolving line of credit	$309,000	$—	$—	$309,000
Securitization notes	1,329,772	—	1,304,702	—
8.50% senior notes due 2024	250,000	—	237,185	—
8.50% senior notes due 2025	375,000	—	346,523	—
Total	$2,263,772	$—	$1,888,410	$309,000

(1) Restricted cash includes $174.9 million, $81.9 million and $65.5 million in assets of consolidated VIEs as of March 31, 2023 and 2022 and December 31, 2022, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources and certain factors that may affect future results, including economic and industry-wide factors, of Enova International, Inc. and its subsidiaries should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services. In 2022, we extended approximately $4.5 billion in credit or financing to borrowers and for the three months ended March 31, 2023, we extended approximately $1.1 billion in credit or financing to borrowers. As of March 31, 2023, we offered or arranged loans or draws on lines of credit to consumers in 37 states in the United States and Brazil. We also offered financing to small businesses in 47 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through March 31, 2023, we have completed approximately 58.4 million customer transactions and collected more than 60 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include installment loans and line of credit accounts.

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

Our flexible and scalable technology platforms allow us to process and complete customers’ transactions quickly and efficiently. In 2022, we processed approximately 2.5 million transactions, and we continue to grow our loans and finance receivable portfolios and increase the number of customers we serve through desktop, tablet and mobile platforms. Our highly customizable technology platforms allow us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In 2012, we launched a new product in the United States designed to serve near-prime customers. In 2014, we launched our business in Brazil, where we arrange financing for borrowers through a third-party lender, and we introduced a new line of credit product in the United States to serve the needs of small businesses. In 2015, we further expanded our product offering by acquiring certain assets of a company that provides financing and installment loans to small businesses by offering receivables purchase agreements ("RPAs"). In October 2020, we acquired, through a merger, On Deck Capital Inc. (“OnDeck”), a small business lending company offering lending and funding solutions to small businesses in the U.S., Australia and Canada, to expand our small business offerings. In March 2021, we acquired Pangea Universal Holdings (“Pangea”), which provides mobile international money transfer services to customers in the U.S with a focus on Latin America and Asia. These new products have allowed us to further diversify our product offerings and customer base.

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

PRODUCTS AND SERVICES

Our online financing products and services provide customers with a deposit of funds to their bank account in exchange for a commitment to repay the amount deposited plus fees and interest. We originate, arrange, guarantee or purchase installment loans and line of credit accounts to consumers and small businesses. We have one reportable segment that includes all of our online financial services.

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
•
CSO program. We currently operate a credit services organization or credit access business ("CSO") program in Texas. Through our CSO program, we provide services related to a third-party lender’s installment consumer loan products by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under our CSO program include credit-related services such as arranging loans with an independent third-party lender and assisting in the preparation of loan applications and loan documents (“CSO loans”). When a consumer executes an agreement with us under our CSO program, we agree, for a fee payable to us by the consumer, to provide certain services, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. For CSO loans, the lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. We, in turn, are responsible for assessing whether or not we will guarantee such loan. The guarantee represents an obligation to purchase the loan, which has terms of up to six months, if it goes into default.
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

OUR MARKETS

We currently provide our services in the following countries:

•
United States. We began our online business in the United States in May 2004. As of March 31, 2023, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, OnDeck at www.ondeck.com, Headway Capital at www.headwaycapital.com and Pangea at www.pangeamoneytransfer.com.
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

On October 6, 2017, the CFPB issued its final rule entitled “Payday, Vehicle Title, and Certain High-Cost Installment Loans” (the “Small Dollar Rule”), which covers certain consumer loans that we offer. The Small Dollar Rule requires that lenders who make short-term loans and longer-term loans with balloon payments reasonably determine consumers’ ability to repay the loans according to their terms before issuing the loans. The Small Dollar Rule also introduces new limitations on repayment processes for those lenders as well as lenders of other longer-term loans with an annual percentage rate greater than 36 percent that include an ACH authorization or similar payment provision. If a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. For loans covered by the Small Dollar Rule, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed withdrawal attempts. On June 7, 2019, the CFPB issued a final rule to set the compliance date for the mandatory underwriting provisions of the Small Dollar Rule to November 19, 2020. On July 7, 2020, the CFPB issued a final rule rescinding the ability-to-repay (“ATR”) provisions of the Small Dollar Rule along with related provisions, such as the establishment of registered information systems for checking ATR and reporting loan activity. The payment provisions of the Small Dollar Rule remain in place. In April 2018, an action was filed against the CFPB making a constitutional challenge to the Small Dollar Rule. On October 19, 2022, a three-judge panel of the Fifth Circuit U.S. Circuit Court of Appeals ruled that the funding structure of the CFPB is unconstitutional and vacated the Small Dollar Rule. On November 14, 2022, the CFPB filed a Petition for Writ of Certiorari with the U.S. Supreme Court to review the Fifth Circuit ruling. The Supreme Court granted the Petition on February 27, 2023 but declined to expedite the proceeding. If the Small Dollar Rule does become effective in its current proposed form, we will need to make certain changes to our payment processes and customer notifications in our U.S. consumer lending business.

On March 30, 2023, the CFPB issued its final rule to implement Section 1071 of the Dodd-Frank Act. Section 1071 amended the Equal Credit Opportunity Act to require financial institutions to collect and report certain data in connection with credit applications made by small businesses, including women- or minority-owned small businesses, and applies to small-business loans that we offer. For loans covered by the small business lending rule, a “covered lender” will be required to collect and report on certain information pursuant to an application for credit. Section 1071 requires covered lenders to collect and report information the financial institution generates and information obtained from the applicant, including the applicant’s minority-owned business status, women-owned business status and LGBTQI+-owned status and the applicant’s principal owners’ ethnicity, race and sex, and expressly prohibits a financial institution from discouraging an applicant from responding to requests for applicant-provided data. We anticipate that we will be required to begin collecting data on October 1, 2024 and report 2024 data by June 1, 2025.

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

RESULTS OF OPERATIONS

Highlights

Our financial results for the three-month period ended March 31, 2023, or the current quarter, are summarized below.

•
Consolidated total revenue increased $97.6 million, or 25.3%, to $483.3 million in the current quarter compared to $385.7 million for the three months ended March 31, 2022, or the prior year quarter.
•
Consolidated net revenue was $285.9 million compared to $268.7 million in the prior year quarter.
•
Consolidated income from operations increased $18.5 million, or 20.4%, to $109.3 million in the current quarter, compared to $90.8 million in the prior year quarter.
•
Consolidated net income was $50.9 million in the current quarter compared to $52.4 million in the prior year quarter. Consolidated diluted income per share was $1.56 in the current quarter compared to $1.50 in the prior year quarter.

Overview

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Revenue
Loans and finance receivables revenue	$475,467	$381,141
Other	7,789	4,590
Total Revenue	483,256	385,731
Change in Fair Value	(197,366)	(117,042)
Net Revenue	285,890	268,689
Operating Expenses
Marketing	79,755	93,171
Operations and technology	49,169	40,730
General and administrative	37,158	34,528
Depreciation and amortization	10,540	9,514
Total Operating Expenses	176,622	177,943
Income from Operations	109,268	90,746
Interest expense, net	(43,321)	(22,483)
Foreign currency transaction loss	(171)	(314)
Equity method investment (loss) income	(6)	328
Other nonoperating expenses	(133)	—
Income before Income Taxes	65,637	68,277
Provision for income taxes	14,714	15,834
Net income	$50,923	$52,443
Earnings per common share - diluted	$1.56	$1.50

Revenue
Loans and finance receivables revenue	98.4%	98.8%
Other	1.6	1.2
Total Revenue	100.0	100.0
Change in Fair Value	(40.8)	(30.3)
Net Revenue	59.2	69.7
Operating Expenses
Marketing	16.5	24.2
Operations and technology	10.2	10.6
General and administrative	7.7	8.9
Depreciation and amortization	2.2	2.5
Total Operating Expenses	36.6	46.2
Income from Operations	22.6	23.5
Interest expense, net	(9.0)	(5.8)
Foreign currency transaction loss	—	(0.1)
Equity method investment income	—	0.1
Other nonoperating expenses	—	—
Income before Income Taxes	13.6	17.7
Provision for income taxes	3.0	4.1
Net income	10.5%	13.6%

Valuation of Loans and Finance Receivables

We carry our loans and finance receivables at fair value with changes in fair value recognized directly in earnings. We estimate the fair value of our loans and finance receivables primarily using discounted cash flow analyses to more accurately predict future payments. We adjust contractual cash flows for estimated losses, prepayments and servicing costs over the estimated duration of the underlying assets and discount the future cash flows using a rate of return that we believe a market participant would require. Model results may be adjusted by management if we do not believe the output reflects the fair value of the portfolio, as defined under GAAP. The models are updated at each measurement date to capture any changes in internal factors such as nature, term, volume, payment trends, remaining time to maturity, and portfolio mix, as well as changes in underwriting or observed trends expected to impact future performance. We have validated model performance by comparing past valuations with actual performance noted after each valuation.

Since the onset of the COVID-19 pandemic in early 2020, there has been substantial volatility in the financial markets, which has impacted the valuation of our loans and finance receivables. In 2022 and thus far in 2023, views in the marketplace on the economy and its near-term prospects remain mixed with concerns on employment, inflation, and other macroeconomic trends. In certain situations, management concluded that the probability of future charge-offs was different than what we had experienced in the past and, therefore, altered anticipated charge-offs in our fair value models. We continue to utilize this approach and have adjusted charge-off expectations where appropriate. From a discount rate perspective, over the course of 2022, we deemed it appropriate to increase the discount rates used in our internally-developed valuation models, thereby lowering loan fair values, to be responsive to changes in the market and representative of what a market participant would use. The rates used in our models have been stable thus far in 2023. As of March 31, 2023, we deemed the resulting fair value of our loans and finance receivables to be an appropriate market-based exit price that considers current market conditions.

NON-GAAP FINANCIAL MEASURES

In addition to the financial information prepared in conformity with GAAP, we provide historical non-GAAP financial information. We believe that presentation of non-GAAP financial information is meaningful and useful in understanding the activities and business metrics of our operations. We believe that these non-GAAP financial measures reflect an additional way of viewing aspects of our business that, when viewed with our GAAP results, provide a more complete understanding of factors and trends affecting our business. Readers should consider the information in addition to, but not instead of or superior to, our consolidated financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures (in thousands, except per share data):

	Three Months Ended
	March 31,
	2023	2022
Net income	$50,923	$52,443
Adjustments:
Lease termination and cease-use costs(a)	1,698	—
Equity method investment loss	6	—
Other nonoperating expenses(b)	133	—
Intangible asset amortization	2,344	2,013
Stock-based compensation expense	5,969	5,367
Foreign currency transaction loss	171	314
Cumulative tax effect of adjustments	(2,571)	(1,927)
Adjusted earnings	$58,673	$58,210

Diluted earnings per share	$1.56	$1.50
Adjustments:
Lease termination and cease-use costs	0.05	—
Equity method investment loss	—	—
Other nonoperating expenses	—	—
Intangible asset amortization	0.07	0.06
Stock-based compensation expense	0.18	0.15
Foreign currency transaction loss	0.01	0.01
Cumulative tax effect of adjustments	(0.08)	(0.05)
Adjusted earnings per share	$1.79	$1.67
(a) In the first quarter of 2023, we incurred expenses totaling $1.7 million ($1.3 million net of tax) related to the exit of leased office space.

(b) In the first quarter of 2023, we recorded other nonoperating expenses of $0.1 million ($0.1 million net of tax) related to early extinguishment of debt.

Adjusted EBITDA

The table below shows Adjusted EBITDA, which is a non-GAAP measure that we define as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, taxes and stock-based compensation expense. We believe Adjusted EBITDA is used by investors to analyze operating performance and evaluate our ability to incur and service debt and our capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess our estimated enterprise value. In addition, we believe that the adjustments for equity method investment income and other nonoperating expenses shown below are useful to investors in order to allow them to compare our financial results during the periods shown without the effect of the income or expense items. The computation of Adjusted EBITDA, as presented below, may differ from the computation of similarly-titled measures provided by other companies (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net income	$50,923	$52,443
Depreciation and amortization expenses	10,540	9,514
Interest expense, net	43,321	22,483
Foreign currency transaction loss	171	314
Provision for income taxes	14,714	15,834
Stock-based compensation expense	5,969	5,367
Adjustment:
Equity method investment loss (income)	6	(328)
Other nonoperating expenses(a)	133	—
Adjusted EBITDA	$125,777	$105,627

Adjusted EBITDA margin calculated as follows:
Total Revenue	$483,256	$385,731
Adjusted EBITDA	125,777	105,627
Adjusted EBITDA as a percentage of total revenue	26.0%	27.4%

(a) In the first quarter of 2023, we recorded other nonoperating expenses of $0.1 million ($0.1 million net of tax) related to early extinguishment of debt.

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

THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO THREE MONTHS ENDED MARCH 31, 2022

Revenue and Net Revenue

Revenue increased $97.6 million, or 25.3%, to $483.3 million for the current quarter as compared to $385.7 million for the prior year quarter. The increase was driven by a 46.7% increase in revenue from our small business portfolio and a 13.1% increase in revenue from our consumer portfolio as higher levels of originations have led to higher loan balances for both portfolios.

Net revenue for the current quarter was $285.9 million compared to $268.7 million for the prior year quarter. Our consolidated net revenue margin was 59.2% for the current quarter compared to 69.7% for the prior year quarter. The net revenue margin in the prior year quarter was elevated in our small business portfolio due primarily to delinquency rates and charge-offs that were lower than what we had typically experienced in a more normal macroeconomic environment. With originations having increased across 2021 and 2022, delinquency and charge-off rates have also increased as expected, resulting in a net revenue margin in the current quarter that is closer to a more normalized range.

The following table sets forth the components of revenue and net revenue, separated by product for the current quarter and the prior year quarter (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$281,011	$248,547	$32,464	13.1%
Small business loans and finance receivables revenue	194,456	132,594	61,862	46.7
Total loans and finance receivables revenue	475,467	381,141	94,326	24.7
Other	7,789	4,590	3,199	69.7
Total revenue	483,256	385,731	97,525	25.3
Change in fair value	(197,366)	(117,042)	(80,324)	68.6
Net revenue	$285,890	$268,689	$17,201	6.4%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	58.2%	64.4%
Small business loans and finance receivables revenue	40.2	34.4
Total loans and finance receivables revenue	98.4	98.8
Other	1.6	1.2
Total revenue	100.0	100.0
Change in fair value	(40.8)	(30.3)
Net revenue	59.2%	69.7%

Loan and Finance Receivable Balances

The fair value of our loan and finance receivable portfolio in our consolidated financial statements was $3,003.4 million and $2,231.9 million as of March 31, 2023 and 2022, respectively. The outstanding principal balance of our loan and finance receivables portfolio was $2,700.1 million and $2,099.0 million as of March 31, 2023 and 2022, respectively. The fair value of the combined loan and finance receivables portfolio includes $13.9 million and $14.4 million with an outstanding principal balance of $10.5 million and $10.0 million of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of March 31, 2023 and 2022, respectively.

Our small business portfolio of loans and finance receivables increased to 64.3% of our combined loan and finance receivable portfolio at fair value as of March 31, 2023, compared to 57.8% as of March 31, 2022 due primarily to more accelerated growth in the small business portfolio. The consumer portfolio balance decreased to 35.7% of our combined loan and finance receivable portfolio balance at fair value as of March 31, 2023, compared to 42.2% as of March 31, 2022. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables Measures” above for additional information related to combined loans and finance receivables.

The following tables summarize loan and finance receivable balances outstanding as of March 31, 2023 and 2022 (in thousands):

	As of March 31, 2023			As of March 31, 2022
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined	Owned(a)	Company(a)	Combined(b)
Consumer loans and finance receivables
Principal	$908,087	$10,549	$918,636	$888,657	$10,027	$898,684
Fair value	1,062,867	13,901	1,076,768	934,351	14,433	948,784
Fair value as a % of principal	117.0%	131.8%	117.2%	105.1%	143.9%	105.6%
Small business loans and finance receivables
Principal	$1,791,973	$—	$1,791,973	$1,210,389	$—	$1,210,389
Fair value	1,940,499	—	1,940,499	1,297,533	—	1,297,533
Fair value as a % of principal	108.3%	—%	108.3%	107.2%	—%	107.2%
Total loans and finance receivables
Principal	$2,700,060	$10,549	$2,710,609	$2,099,046	$10,027	$2,109,073
Fair value	3,003,366	13,901	3,017,267	2,231,884	14,433	2,246,317
Fair value as a % of principal	111.2%	131.8%	111.3%	106.3%	143.9%	106.5%

(a) GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by a third-party lender through the CSO program that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

At March 31, 2023 and 2022, the ratio of fair value as a percentage of principal was 111.2% and 106.3%, respectively, on company owned loans and finance receivables and 111.3% and 106.5%, respectively, on combined loans and finance receivables. These ratios increased compared to the prior year due primarily to an improvement in delinquency rates and credit outlook on most consumer products.

Average Amount Outstanding per Loan and Finance Receivable

The average amount outstanding per loan and finance receivable is calculated as the total combined loans and finance receivables, gross balance at the end of the period divided by the total number of combined loans and finance receivables outstanding at the end of the period. The following table shows the average amount outstanding per loan and finance receivable by product at March 31, 2023 and 2022:

	As of March 31,
	2023	2022
Average amount outstanding per loan and finance receivable(a)
Consumer loans and finance receivables(b)	$1,964	$2,037
Small business loans and finance receivables	38,021	37,411
Total loans and finance receivables(b)	5,065	4,315

(a) The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.

(b) Includes loans guaranteed by us, which represent loans originated by a third-party lender through the CSO program that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

The average amount outstanding per loan and finance receivable increased to $5,065 from $4,315 during the current quarter compared to the prior year quarter, due primarily to an increase in the mix of loans and finance receivables held by small businesses in our portfolio, which are larger on average than our consumer portfolio.

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

	Three Months Ended
	March 31,
	2023	2022
Average loan and finance receivable origination amount(a)
Consumer loans and finance receivables(b)(c)	$569	$660
Small business loans and finance receivables(c)	16,398	17,257
Total loans and finance receivables(b)	1,901	1,686

(a) The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.

(b) Includes loans guaranteed by us, which represent loans originated by a third-party lender through the CSO program that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

(c) For line of credit accounts, the average represents the average amount of each incremental draw.

The average loan and finance receivable origination amount increased to $1,901 from $1,686 during the current quarter compared to the prior year quarter, due primarily to an increase in the mix of loans and finance receivables issued to small businesses, which are larger on average than our consumer portfolio.

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

The payment status of a customer, including the degree of any delinquency, is a significant factor in determining estimated charge-offs in the cash flow models that we use to determine fair value. The following table shows payment status on outstanding principal, interest and fees as of the end of each of the last five quarters (in thousands):

	2022				2023
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$2,169,140	$2,377,514	$2,630,537	$2,837,799	$2,785,235
Guaranteed by the Company(a)	11,858	13,997	14,330	15,644	12,841
Ending combined loan and finance receivables balance(b)	$2,180,998	$2,391,511	$2,644,867	$2,853,443	$2,798,076
> 30 days delinquent	113,798	121,459	147,688	190,119	198,011
> 30 days delinquency rate	5.2%	5.1%	5.6%	6.7%	7.1%

(a) Represents loans originated by a third-party lender through the CSO program that we have not yet purchased, which are not included in our consolidated balance sheets.

(b) Non-GAAP measure.

Consumer Loans and Finance Receivables

The following table includes financial information for our consumer loans and finance receivables. Delinquency metrics include principal, interest and fees, and only amounts that are past due (in thousands):

	2022				2023
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$888,657	$936,601	$972,320	$965,753	$908,087
Guaranteed by the Company(a)	10,027	11,873	11,843	12,937	10,549
Total combined loan and finance receivable principal balance(b)	$898,684	$948,474	$984,163	$978,690	$918,636
Consumer combined loan and finance receivable fair value balance:
Company owned	$934,351	$989,128	$1,056,205	$1,083,062	$1,062,867
Guaranteed by the Company(a)	14,433	17,860	16,144	16,257	13,901
Ending combined loan and finance receivable fair value balance(b)	$948,784	$1,006,988	$1,072,349	$1,099,319	$1,076,768
Fair value as a % of principal(b)(c)	105.6%	106.2%	109.0%	112.3%	117.2%
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$951,560	$1,004,847	$1,039,792	$1,040,517	$978,730
Guaranteed by the Company(a)	11,858	13,997	14,330	15,644	12,841
Ending combined loan and finance receivable balance(b)	$963,418	$1,018,844	$1,054,122	$1,056,161	$991,571
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$953,108	$966,816	$1,027,100	$1,038,389	$1,015,849
Guaranteed by the Company(a)(d)	12,960	12,591	14,421	15,050	14,206
Average combined loan and finance receivable balance(b)(d)	$966,068	$979,407	$1,041,521	$1,053,439	$1,030,055

Revenue	$248,547	$253,043	$277,096	$286,347	$281,011
Change in fair value	(116,767)	(133,078)	(135,646)	(145,276)	(114,651)
Net revenue	131,780	119,965	141,450	141,071	166,360
Net revenue margin	53.0%	47.4%	51.0%	49.3%	59.2%

Delinquencies:
> 30 days delinquent	$70,480	$72,300	$77,258	$86,884	$72,092
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	7.3%	7.1%	7.3%	8.2%	7.3%

Charge-offs:
Charge-offs (net of recoveries)	$137,224	$134,524	$167,762	$171,421	$156,272
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	14.2%	13.7%	16.1%	16.3%	15.2%

(a) Represents loans originated by a third-party lender through the CSO program that we have not yet purchased, which are not included in our consolidated balance sheets.

(b) Non-GAAP measure.

(c) Determined using period-end balances.

(d) The average combined loan and finance receivable balance is the average of the month-end balances during the period.

The ending balance, including principal and accrued fees/interest outstanding, of combined consumer loans and finance receivables at March 31, 2023 increased 2.9% to $991.6 million compared to $963.4 million at March 31, 2022, due primarily to the residual impact of higher originations of our longer duration installment products in early 2022 that are still outstanding as of March 31, 2023.

The percentage of loans greater than 30 days delinquent was flat at 7.3% at March 31, 2023 and 2022.

Charge-offs (net of recoveries) as a percentage of average combined loan balance increased to 15.2% for the current quarter, compared to 14.2% for the prior year quarter. After increasing in the third and fourth quarters of 2022, charge-offs (net of recoveries) as a percentage of average combined loan balance decreased in the current quarter, which was driven primarily by lower seasonal demand in the first quarter. Lower originations, particularly to new customers, which typically default at a higher percentage than returning customers, generally results in lower delinquencies and charge-offs as the book is more seasoned.

The ratio of fair value as a percentage of principal on consumer loans and finance receivables was 117.2% at March 31, 2023, compared to 105.6% at March 31, 2022 and 112.3% at December 31, 2022. The increase from December 31, 2022 was primarily driven by lower originations in the current quarter. As discussed above, lower originations typically result in lower delinquencies and a more mature book that has higher credit quality. Refer also to “Results of Operations—Valuation of Loans and Finance Receivables” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on loan valuation.

Small Business Loans and Finance Receivables

The following table includes financial information for our small business loans and finance receivables. Delinquency metrics include principal, interest, and fees, and only amounts that are past due (in thousands):

	2022				2023
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$1,210,389	$1,364,055	$1,580,289	$1,773,411	$1,791,973
Ending loan and finance receivable fair value balance	1,297,533	1,471,723	1,708,918	1,935,466	1,940,499
Fair value as a % of principal(a)	107.2%	107.9%	108.1%	109.1%	108.3%

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$1,217,580	$1,372,667	$1,590,745	$1,797,282	$1,806,505

Average loan and finance receivable balance(b)	$1,122,609	$1,288,384	$1,488,029	$1,684,617	$1,809,800

Revenue	$132,594	$149,909	$172,721	$192,598	$194,456
Change in fair value	1,138	(8,764)	(24,662)	(49,099)	(80,404)
Net revenue	133,732	141,145	148,059	143,499	114,052
Net revenue margin	100.9%	94.2%	85.7%	74.5%	58.7%

Delinquencies:
> 30 days delinquent	$43,318	$49,159	$70,430	$103,235	$125,919
> 30 days delinquent as a % of loan balance(a)	3.6%	3.6%	4.4%	5.7%	7.0%

Charge-offs:
Charge-offs (net of recoveries)	$20,860	$27,867	$43,778	$69,110	$76,215
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	1.9%	2.2%	2.9%	4.1%	4.2%

(a) Determined using period-end balances.

(b) The average loan and finance receivable balance is the average of the month-end balances during the period.

The ending balance, including principal and accrued fees/interest outstanding, of small business loans and finance receivables at March 31, 2023 increased 48.4% to $1,806.5 million compared to $1,217.6 million at March 31, 2022, due primarily to the continued impact of strong originations.

The percentage of loans greater than 30 days delinquent was 7.0% at March 31, 2023, compared to 3.6% at March 31, 2022. Charge-offs (net of recoveries) as a percentage of average loan balance increased to 4.2% for the current quarter, compared to 1.9% in the prior year quarter. When compared to the pre-COVID-19 period, the credit performance of our small business portfolio was stronger in 2021 and into 2022 as the portfolio was more seasoned due to reductions in originations in response to the pandemic. Delinquency and charge-offs have since increased to more normal levels due to the acceleration in originations and macroeconomic pressures on our customers and their businesses.

The ratio of fair value as a percentage of principal on small business loans and finance receivables was 108.3% at March 31, 2023, compared to 107.2% at March 31, 2022 and 109.1% at December 31, 2022. The decrease from December 31, 2022 was due primarily to a slight increase in delinquencies.

Total Operating Expenses

Total expenses decreased $1.3 million, or 0.7%, to $176.6 million in the current quarter, compared to $177.9 million in the prior year quarter.

Marketing expense decreased to $79.7 million in the current quarter compared to $93.2 million in the prior year quarter due primarily to seasonally lower originations in our consumer portfolio as well as higher non-commissionable renewals in our small business portfolio.

Operations and technology expense increased to $49.2 million in the current quarter compared to $40.7 million in the prior year quarter, due primarily to higher variable costs, particularly personnel and underwriting, due to the increase in originations and the size of the loan portfolio.

General and administrative expense increased to $37.2 million in the current quarter compared to $34.5 million in the prior year quarter, due primarily to higher personnel costs.

Depreciation and amortization expense increased $1.0 million or 10.8% compared to the prior year quarter driven primarily by general growth in the business and additional internally-developed software placed into service.

Nonoperating Items

Interest expense, net increased $20.8 million, or 92.7%, to $43.3 million in the current quarter compared to $22.5 million in the prior year quarter. The increase was due primarily to an increase in the average amount of debt outstanding, which increased $715.7 million to $2,279.7 million during the current quarter from $1,564.0 million during the prior year quarter, and an increase in the weighted average interest rate on our outstanding debt to 7.84% during the current quarter from 5.92% during the prior year quarter resulting from year-over-year increases in benchmark rates.

Provision for Income Taxes

The effective tax rate of 22.4% in the current quarter was lower than the 23.2% rate recorded in the prior year quarter due primarily to larger excess tax benefits on stock compensation due to stock price appreciation.

As of March 31, 2023, the balance of unrecognized tax benefits was $94.4 million, which is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, $12.6 million of which, if recognized, would favorably affect the effective tax rate in the period of recognition. We had $57.1 million and $87.7 million of unrecognized tax benefits as of March 31, 2022 and December 31, 2022, respectively. We believe that we have adequately accounted for any material tax uncertainties in our existing reserves for all open tax years.

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

Net Income

Net income decreased $1.5 million, or 2.9%, to $50.9 million during the current quarter compared to $52.4 million during the prior year quarter. The decrease was due primarily to higher interest expense as a result of an increase in the average amount of debt outstanding and an increase in the weighted average interest rate on our outstanding debt. The increase in interest expense was partially offset by an increase in income from operations due primarily to increased revenue and a decrease in total operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

We seek to maintain a stable and flexible balance sheet to ensure that liquidity and funding are available to meet our business obligations. As of March 31, 2023, we had cash, cash equivalents, and restricted cash of $288.4 million, of which $190.7 million was restricted, compared to $178.4 million, of which $78.2 million was restricted, as of December 31, 2022. During the three months ended March 31, 2023, we issued $170.0 million of asset-backed notes to fund our growth in our near-prime consumer loan business. As of March 31, 2023, we had funding capacity of $601.1 million. Based on numerous stressed-case modeling scenarios, we believe we have sufficient liquidity to run our operations for the foreseeable future. Further, we have no recourse debt obligations due until September 2024. As part of our capital and liquidity management, we may from time to time acquire our outstanding debt securities, including through redemptions, tender offers, open market purchases, negotiated transactions or otherwise, in accordance with applicable securities laws and in compliance with the indentures governing our outstanding debt securities, upon such terms and at such prices as we may determine.

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

On June 30, 2017, we entered into a secured revolving credit agreement (as amended, the “Credit Agreement”). On June 23, 2022, we entered into an amendment and restatement of our Credit Agreement that, among other things, increased the borrowing capacity to $440.0 million, with a $20.0 million letter of credit sublimit and $10.0 million swingline loan sublimit. The Credit Agreement bears interest, at our option, at the base rate plus 0.75% or the Secured Overnight Financing Rate plus 3.50%. In addition to customary fees for a credit facility of this size and type, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the commitment, and ranges from 0.15% per annum to 0.50% per annum depending on usage. The Credit Agreement contains certain prepayment penalties if it is terminated on or before the first and second anniversary dates, subject to certain exceptions. The Credit Agreement matures on June 30, 2026. As of April 26, 2023, our available borrowings under the Credit Agreement were $105.3 million. Since 2016, we have entered into several loan securitization facilities and offered asset-backed notes to fund our growth, primarily in our near-prime consumer installment loan and small business loan businesses. As of April 26, 2023, we had funding capacity of $549.5 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer and small business loan securitization facilities.

As of March 31, 2023, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending, which could be expected to generate additional liquidity.

Capital

Our Total stockholders’ equity increased by $34.6 million to $1,220.8 million at March 31, 2023 from $1,186.1 million at December 31, 2022. The increase of stockholders’ equity was driven primarily by net income for the three months ended March 31, 2023 and, to a lesser extent, stock-based compensation expense, partially offset by repurchases of our outstanding common stock. Our book value per share outstanding increased to $38.96 at March 31, 2023 from $37.99 at December 31, 2022, which was primarily driven by net income during the current quarter, partially offset by the increase in treasury stock as a result of share repurchases, which is discussed in more detail below.

On February 9, 2022, we announced the Board of Directors authorized a share repurchase program totaling $100.0 million through June 30, 2023 (the “February 2022 Authorization”). On November 7, 2022, we announced the Board of Directors authorized an increase to our share repurchase program of up to $150.0 million through December 31, 2023 (the “November 2022 Authorization”). The November 2022 Authorization went into effect in March 2023 upon exhaustion of the February 2022 Authorization. Repurchases under our repurchase program will be made in accordance with applicable securities laws from time to time in the open market, through privately negotiated transactions or otherwise. The share repurchase program does not obligate us to purchase any shares of our common stock. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors in its discretion at any time. During the three months ended March 31, 2023, we had $16.7 million in repurchases of common stock under our share repurchase program.

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

Current Debt Facilities

The following table summarizes our debt facilities as of March 31, 2023 (dollars in thousands).

	Maturity date		Weighted average interest rate(a)	Borrowing capacity		Principal outstanding
Funding Debt:
2018-1 Securitization Facility	March 2027	(b)	8.77%	200,000		—
2018-2 Securitization Facility	July 2025	(c)	8.88%	225,000		142,200
NCR 2022 Securitization Facility	October 2026	(d)	9.44%	125,000		51,095
ODR 2021-1 Securitization Facility	November 2024	(e)	7.59%	233,333		197,167
ODR 2022-1 Securitization Facility	June 2025	(f)	7.79%	420,000		282,000
RAOD Securitization Facility	November 2025	(g)	7.47%	230,263		230,263
ODAST III Securitization Notes	May 2027	(h)	2.07%	300,000		300,000
2023-A Securitization Notes	December 2027		7.78%	170,014		170,014
Total funding debt			6.63%	$1,903,610		$1,372,739
Corporate Debt:
8.50% Senior Notes Due 2024	September 2024		8.50%	206,205		206,205
8.50% Senior Notes Due 2025	September 2025		8.50%	375,000		375,000
Revolving line of credit	June 2026		8.29%	440,000	(i)	369,000
Total corporate debt			8.42%	$1,021,205		$950,205

(a) The weighted average interest rate is determined based on the rates and principal balances on March 31, 2023. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

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

(i) We had an outstanding letter of credit under the Revolving line of credit of $0.8 million as of March 31, 2023.

Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Total cash flows provided by operating activities	$282,016	$153,539
Cash flows used in investing activities
Loans and finance receivables	(195,051)	(376,377)
Capitalization of software development costs and purchases of fixed assets	(10,378)	(10,118)
Total cash flows used in investing activities	(205,429)	(386,495)
Cash flows provided by financing activities	$33,555	$234,529

Cash Flows from Operating Activities

Net cash provided by operating activities increased $128.5 million, or 83.7%, to $282.0 million in the current quarter from $153.5 million for the prior year quarter. The increase was driven primarily by additional interest and fee income from growth in the loan portfolio. Net cash provided by operating activities for the three months ended March 31, 2022 was relatively low due to the strategic reduction in originations implemented at the onset of the COVID-19 pandemic.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $205.4 million for the current quarter compared to $386.5 million for the prior year quarter. This change was due primarily to loan originations outpacing repayments by a wider margin in the prior year quarter compared to the current quarter.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the current quarter were driven primarily by $60.0 million and $40.3 million in net borrowings under our revolving line of credit and securitization facilities, respectively, partially offset by $43.6 million in repayments of our 2024 Senior Notes and $21.9 million in share repurchases. Cash flows provided by financing activities for the prior year quarter were driven primarily by $307.6 million and $4.0 million in net borrowings under our securitization and revolving line of credit facilities, respectively, partially offset by $78.8 million in share repurchases.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the information on critical accounting estimates described in our Annual Report on Form 10‑K for the year ended December 31, 2022.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1 in the Notes to Consolidated Financial Statements included in this report for a discussion of recent accounting pronouncements that may be significant to Enova.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since the most recent fiscal year end. Refer to our market risk disclosures in our Annual Report on Form 10‑K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2023 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the “Litigation” section of Note 8 of the notes to our consolidated financial statements (unaudited) of Part I, “Item 1 Financial Statements.”

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b) (in thousands)
January 1 – January 31, 2023	86,317	$39.06	85,241	$154,880
February 1 – February 28, 2023	183,853	50.51	82,900	150,700
March 1 – March 31, 2023	206,800	44.68	206,800	141,462
Total	476,970	$45.91	374,941	$141,462

(a) Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 1,076 and 100,600 for the months of January and February, respectively.

(b) On February 9, 2022, the Company announced the Board of Directors authorized a share repurchase program totaling $100.0 million through June 30, 2023 (the “February 2022 Authorization”). On November 7, 2022, the Company announced the Board of Directors authorized an increase to its share repurchase program of up to $150.0 million through December 31, 2023 (the “November 2022 Authorization”). The November 2022 Authorization went into effect in March 2023 upon exhaustion of the February 2022 Authorization. All share repurchases made under these repurchase authorizations have been through open market transactions. Our share repurchase program is subject to market conditions, do not obligate us to purchase any shares of our common stock, and may be terminated, increased or decreased by the Board of Directors in its discretion at any time.

We do not plan to declare cash dividends in the foreseeable future. Any declaration of dividends is at the discretion of our Board of Directors. Our agreements governing our existing debt contain restrictions which limit our ability to pay dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Enova International, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on November 17, 2017)

3.2	Enova International, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 17, 2017)

10.1*	Third Amendment to Lease Agreement, dated March 21, 2023, between Mark Zettl, as Court Appointed Receiver, and Enova International, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2023	ENOVA INTERNATIONAL, INC.

	By:	/s/ Steven E. Cunningham
Steven E. Cunningham
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)