Form 10-Q
period 2023-06-30
Enova International, Inc.
filed 2023-07-28
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

30,787,347 of the Registrant’s common shares, $0.00001 par value, were outstanding as of July 26, 2023.

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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	June 30,		December 31,
	2023	2022	2022
Assets
Cash and cash equivalents(1)	$100,042	$144,090	$100,165
Restricted cash(1)	161,619	69,664	78,235
Loans and finance receivables at fair value(1)	3,092,445	2,460,851	3,018,528
Income taxes receivable	32,653	44,597	43,741
Other receivables and prepaid expenses(1)	57,758	58,859	66,267
Property and equipment, net	99,073	88,648	93,228
Operating lease right-of-use assets	16,488	21,301	19,347
Goodwill	279,275	279,275	279,275
Intangible assets, net	23,032	31,417	27,390
Other assets(1)	45,522	54,468	54,713
Total assets	$3,907,907	$3,253,170	$3,780,889
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses(1)	$229,315	$169,530	$198,320
Operating lease liabilities	28,384	36,962	33,595
Deferred tax liabilities, net	103,852	97,932	104,169
Long-term debt(1)	2,297,026	1,840,665	2,258,660
Total liabilities	2,658,577	2,145,089	2,594,744
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 45,070,929, 44,165,233 and 44,326,999 shares issued and 30,869,886, 32,183,324 and 31,220,928 outstanding as of June 30, 2023 and 2022 and December 31, 2022, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	266,058	239,187	251,878
Retained earnings	1,412,253	1,210,605	1,313,185
Accumulated other comprehensive loss	(5,988)	(7,481)	(5,990)
Treasury stock, at cost (14,201,043, 11,981,909 and 13,106,071 shares as of June 30, 2023 and 2022 and December 31, 2022, respectively)	(422,993)	(334,230)	(372,928)
Total stockholders’ equity	1,249,330	1,108,081	1,186,145
Total liabilities and stockholders’ equity	$3,907,907	$3,253,170	$3,780,889

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

	June 30,		December 31,
	2023	2022	2022
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$316	$420	$420
Restricted cash	145,817	56,211	65,546
Loans and finance receivables at fair value	1,983,133	1,194,166	1,699,698
Other receivables and prepaid expenses	899	11,680	17,413
Other assets	7,057	2,641	5,597
Total assets	$2,137,222	$1,265,118	$1,788,674
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$9,254	$4,205	$7,528
Long-term debt	1,478,619	952,025	1,329,009
Total liabilities	$1,487,873	$956,230	$1,336,537

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$499,431	$407,990	$982,687	$793,721
Change in Fair Value	(200,046)	(143,418)	(397,412)	(260,460)
Net Revenue	299,385	264,572	585,275	533,261
Operating Expenses
Marketing	95,971	91,551	175,726	184,722
Operations and technology	46,961	42,262	96,130	82,992
General and administrative	36,228	33,690	73,386	68,218
Depreciation and amortization	8,629	7,584	19,169	17,098
Total Operating Expenses	187,789	175,087	364,411	353,030
Income from Operations	111,596	89,485	220,864	180,231
Interest expense, net	(45,584)	(24,950)	(88,905)	(47,433)
Foreign currency transaction gain (loss)	—	21	(171)	(293)
Equity method investment (loss) income	(1,119)	6,323	(1,125)	6,651
Other nonoperating expenses	(121)	(1,091)	(254)	(1,091)
Income before Income Taxes	64,772	69,788	130,409	138,065
Provision for income taxes	16,627	17,387	31,341	33,221
Net income	$48,145	$52,401	$99,068	$104,844
Earnings Per Share
Earnings per common share:
Basic	$1.55	$1.61	$3.17	$3.18
Diluted	$1.50	$1.56	$3.05	$3.07
Weighted average common shares outstanding:
Basic	31,084	32,497	31,212	32,933
Diluted	32,203	33,484	32,456	34,181

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$48,145	$52,401	$99,068	$104,844
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)(1)	1,349	(2,570)	2,309	897
Unrealized gain (loss) on investments, net of tax	—	162	(2,307)	162
Total other comprehensive gain (loss), net of tax	1,349	(2,408)	2	1,059
Comprehensive Income	$49,494	$49,993	$99,070	$105,903

(1) Net of tax (provision) benefit of $(426) and $843 for the three months ended June 30, 2023 and 2022, respectively, and $(731) and $(280) for the six months ended June 30, 2023 and 2022, respectively .

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at March 31, 2022	44,058	$—	$233,437	$1,158,204	$(5,074)	(11,227)	$(308,617)	$1,077,950
Stock-based compensation expense	—	—	5,133	—	—	—	—	5,133
Shares issued for vested RSUs	80	—	—	—	—	—	—	—
Shares issued for stock option exercises	27	—	617	—	—	—	—	617
Net income	—	—	—	52,401	—	—	—	52,401
Unrealized gain on investments, net of tax	—	—	—	—	162	—	—	162
Foreign currency translation loss, net of tax	—	—	—	—	(2,569)	—	—	(2,569)
Purchases of treasury shares, at cost	—	—	—	—	—	(755)	(25,613)	(25,613)
Balance at June 30, 2022	44,165	$—	$239,187	$1,210,605	$(7,481)	(11,982)	$(334,230)	$1,108,081

Balance at March 31, 2023	44,918	$—	$258,806	$1,364,108	$(7,337)	(13,583)	$(394,824)	$1,220,753
Stock-based compensation expense	—	—	6,236	—	—	—	—	6,236
Shares issued for vested RSUs	85	—	—	—	—	—	—	—
Shares issued for stock option exercises	68	—	1,016	—	—	—	—	1,016
Net income	—	—	—	48,145	—	—	—	48,145
Unrealized gain on investments, net of tax	—	—	—	—	—	—	—	—
Foreign currency translation gain, net of tax	—	—	—	—	1,349	—	—	1,349
Purchases of treasury shares, at cost	—	—	—	—	—	(618)	(28,169)	(28,169)
Balance at June 30, 2023	45,071	$—	$266,058	$1,412,253	$(5,988)	(14,201)	$(422,993)	$1,249,330

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2021	43,424	$—	$225,689	$1,105,761	$(8,540)	(9,280)	$(229,858)	$1,093,052
Stock-based compensation expense	—	—	10,500	—	—	—	—	10,500
Shares issued for vested RSUs	604	—	—	—	—	—	—	—
Shares issued for stock option exercises	137	—	2,998	—	—	—	—	2,998
Net income	—	—	—	104,844	—	—	—	104,844
Unrealized gain on investments, net of tax	—	—	—	—	162	—	—	162
Foreign currency translation gain, net of tax	—	—	—	—	897	—	—	897
Purchases of treasury shares, at cost	—	—	—	—	—	(2,702)	(104,372)	(104,372)
Balance at June 30, 2022	44,165	$—	$239,187	$1,210,605	$(7,481)	(11,982)	$(334,230)	$1,108,081

Balance at December 31, 2022	44,327	$—	$251,878	$1,313,185	$(5,990)	(13,106)	$(372,928)	$1,186,145
Stock-based compensation expense	—	—	12,205	—	—	—	—	12,205
Shares issued for vested RSUs	595	—	—	—	—	—	—	—
Shares issued for stock option exercises	149	—	1,975	—	—	—	—	1,975
Net income	—	—	—	99,068	—	—	—	99,068
Unrealized loss on investments, net of tax	—	—	—	—	(2,307)	—	—	(2,307)
Foreign currency translation gain, net of tax	—	—	—	—	2,309	—	—	2,309
Purchases of treasury shares, at cost	—	—	—	—	—	(1,095)	(50,065)	(50,065)
Balance at June 30, 2023	45,071	$—	$266,058	$1,412,253	$(5,988)	(14,201)	$(422,993)	$1,249,330

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$99,068	$104,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,169	17,098
Amortization of deferred loan costs and debt discount	4,182	2,528
Change in fair value of loans and finance receivables	393,181	257,471
Stock-based compensation expense	12,205	10,500
Loss on sale of subsidiary	—	4,388
Incomplete transaction costs	—	710
Loss on early extinguishment of debt	271	—
Operating leases, net	(2,352)	(2,225)
Deferred income taxes, net	(1,047)	10,726
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(1,873)	(11,299)
Other receivables and prepaid expenses and other assets	18,905	(18,064)
Accounts payable and accrued expenses	5,522	(11,539)
Current income taxes	34,108	27,036
Net cash provided by operating activities	581,339	392,174
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(1,891,926)	(1,937,819)
Loans and finance receivables repaid	1,429,097	1,201,083
Capitalization of software development costs and purchases of fixed assets	(20,648)	(23,311)
Sale of a subsidiary	—	8,713
Net cash used in investing activities	(483,477)	(751,334)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	117,000	99,000
Repayments under revolving line of credit	(160,000)	(30,000)
Borrowings under securitization facilities	514,821	408,926
Repayments under securitization facilities	(364,678)	(23,213)
Repayments of senior notes	(69,461)	—
Debt issuance costs paid	(4,661)	(6,277)
Proceeds from exercise of stock options	1,975	2,998
Treasury shares purchased	(50,065)	(104,372)
Net cash (used in) provided by financing activities	(15,069)	347,062
Effect of exchange rates on cash, cash equivalents and restricted cash	468	(31)
Net increase (decrease) in cash, cash equivalents and restricted cash	83,261	(12,129)
Cash, cash equivalents and restricted cash at beginning of year	178,400	225,883
Cash, cash equivalents and restricted cash at end of period	$261,661	$213,754

Supplemental Disclosures
Non-cash renewal of loans and finance receivables	$255,966	$151,300

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Significant Accounting Policies

Nature of the Company

Enova International, Inc. and its subsidiaries (collectively, the “Company”) operate an internet-based lending platform to serve customers in need of cash to fulfill their financial responsibilities. Through a network of direct and indirect marketing channels, the Company offers funds to its customers through a variety of loan and finance receivable products that are primarily unsecured. The business is operated primarily through the internet to provide convenient, fully-automated financial solutions to its customers. The Company originates, arranges, guarantees or purchases consumer loans and provides financing to small businesses through a line of credit account, installment loan or, until recently, receivables purchase agreement product (“RPAs”). Consumer loans include installment loans and line of credit accounts. RPAs represent a right to receive future receivables from a small business. The Company also provides services related to third-party lenders’ consumer loan products in some markets by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws (“CSO program”).

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

The consolidated financial statements presented as of June 30, 2023 and 2022 and for the three and six-month periods ended June 30, 2023 and 2022 are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results for such interim periods. Operating results for the three and six-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	June 30,
	2023	2022
Cash and cash equivalents	$100,042	$144,090
Restricted cash	161,619	69,664
Total cash, cash equivalents and restricted cash	$261,661	$213,754

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

If a loan is renewed or refinanced, the renewal or refinanced loan is considered a new loan. The Company generally does not consider modifications that do not necessitate the customer to sign a new loan agreement to be new loans.

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

For the consumer portfolio, the Company generally charges off loans and finance receivables between 60 and 65 days delinquent. If a loan or finance receivable is deemed uncollectible prior to this, it is charged off at that point. For the small business portfolio, the Company generally charges off a loan when it is probable that it will be unable to collect all of the remaining principal payments, which is generally after 90 days of delinquency and 30 days of non-activity. Recoveries on loans and finance receivables that were previously charged off are generally recognized when collected or sold.

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

Revenue Recognition

The Company recognizes revenue based on the financing products and services it offers and on loans it acquires. “Revenue” in the consolidated statements of income primarily includes interest income, statement and draw fees on line of credit accounts, fees for services provided through the Company’s CSO program (“CSO fees”), revenue on RPAs, origination fees, and other fees as permitted by applicable laws and pursuant to the agreement with the customer. Interest income is generally recognized on an effective yield basis over the contractual term of the loan on installment loans or the estimated outstanding period of the draw on line of credit accounts. Statement fees on line of credit accounts are similar to interest charges and are generally recognized similarly to interest income. Draw fees on line of credit accounts are generally recognized at the time of draw. Revenue on RPAs is recognized over the projected delivery term of the agreement. CSO fees are recognized over the term of the loan. Origination fees are charged to customers on certain installment loan products and are recognized upon origination.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

On February 24, 2021, the Company contributed the platform-as-service business assumed in the OnDeck acquisition to Linear Financial Technologies Holding LLC (“Linear”) in exchange for ownership units in that entity. The Company records its interest in Linear under the equity method of accounting. As of June 30, 2023 and 2022 and December 31, 2022, the carrying value of the Company’s investment in Linear was $16.0 million, $16.7 million and $18.3 million, respectively, which the Company has included in “Other assets” on the consolidated balance sheets.

In December 2021, the Company sold a portion of its interest in On Deck Capital Australia PTY LTD (“OnDeck Australia”). Prior to this, the Company had consolidated the financial position and results of operations of OnDeck Australia under the voting interest model. Subsequent to the transaction, the Company owns a 20% equity interest in OnDeck Australia and no longer has control over the entity; as such, the Company has deconsolidated OnDeck Australia from its financial statements and now records its interest under the equity method of accounting. As of June 30, 2023 and 2022 and December 31, 2022, the carrying value of the Company’s investment in OnDeck Australia was $0.0 million, $1.4 million and $1.1 million, respectively, which the Company has included in “Other assets” on the consolidated balance sheets.

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

2. Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three and six months ended June 30, 2023 and 2022 was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Consumer loans and finance receivables revenue	$302,264	$253,043	$583,275	$501,590
Small business loans and finance receivables revenue	190,459	149,909	384,915	282,503
Total loans and finance receivables revenue	492,723	402,952	968,190	784,093
Other	6,708	5,038	14,497	9,628
Total revenue	$499,431	$407,990	$982,687	$793,721

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans and Finance Receivables at Fair Value

The components of Company-owned loans and finance receivables at June 30, 2023 and 2022 and December 31, 2022 were as follows (dollars in thousands):

	As of June 30, 2023
		Small
	Consumer	Business	Total
Principal balance - accrual	$889,545	$1,616,953	$2,506,498
Principal balance - non-accrual	93,843	156,601	250,444
Total principal balance	983,388	1,773,554	2,756,942

Accrued interest and fees	85,354	15,261	100,615

Loans and finance receivables at fair value - accrual	1,159,607	1,855,793	3,015,400
Loans and finance receivables at fair value - non-accrual	8,437	68,608	77,045
Loans and finance receivables at fair value	$1,168,044	$1,924,401	$3,092,445
Difference between principal balance and fair value	$184,656	$150,847	$335,503

	As of June 30, 2022
		Small
	Consumer	Business	Total
Principal balance - accrual	$842,351	$1,307,587	$2,149,938
Principal balance - non-accrual	94,250	56,468	150,718
Total principal balance	936,601	1,364,055	2,300,656

Accrued interest and fees	68,246	8,612	76,858

Loans and finance receivables at fair value - accrual	980,668	1,443,061	2,423,729
Loans and finance receivables at fair value - non-accrual	8,460	28,662	37,122
Loans and finance receivables at fair value	$989,128	$1,471,723	$2,460,851
Difference between principal balance and fair value	$52,527	$107,668	$160,195

	As of December 31, 2022
		Small
	Consumer	Business	Total
Principal balance - accrual	$857,682	$1,656,312	$2,513,994
Principal balance - non-accrual	108,071	117,099	225,170
Total principal balance	965,753	1,773,411	2,739,164

Accrued interest and fees	74,764	23,871	98,635

Loans and finance receivables at fair value - accrual	1,073,100	1,878,253	2,951,353
Loans and finance receivables at fair value - non-accrual	9,962	57,213	67,175
Loans and finance receivables at fair value	$1,083,062	$1,935,466	$3,018,528
Difference between principal balance and fair value	$117,309	$162,055	$279,364

As of June 30, 2023 and 2022 and December 31, 2022, the aggregate fair value of loans and finance receivables that were 90 days or more past due was $17.4 million, $5.5 million and $8.2 million, respectively, of which, $17.0 million, $5.4 million and $8.0 million, respectively, was in non-accrual status. The aggregate unpaid principal balance for loans and finance receivables that were 90 days or more past due was $41.1 million, $11.8 million and $17.9 million, respectively.

Changes in the fair value of Company-owned loans and finance receivables during the three and six months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30, 2023
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,062,867	$1,940,499	$3,003,366
Originations or acquisitions(1)	385,513	711,658	1,097,171
Interest and fees(2)	302,264	190,459	492,723
Repayments	(467,443)	(836,035)	(1,303,478)
Charge-offs, net(3)	(131,198)	(83,772)	(214,970)
Net change in fair value(3)	15,252	1,592	16,844
Effect of foreign currency translation	789	—	789
Balance at end of period	$1,168,044	$1,924,401	$3,092,445

	Three Months Ended June 30, 2022
		Small
	Consumer	Business	Total
Balance at beginning of period	$934,351	$1,297,533	$2,231,884
Originations or acquisitions(1)	388,336	679,233	1,067,569
Interest and fees(2)	253,043	149,909	402,952
Repayments	(452,651)	(646,188)	(1,098,839)
Charge-offs, net(3)	(134,524)	(27,867)	(162,391)
Net change in fair value(3)	1,446	19,103	20,549
Effect of foreign currency translation	(873)	—	(873)
Balance at end of period	$989,128	$1,471,723	$2,460,851

	Six Months Ended June 30, 2023
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,083,062	$1,935,466	$3,018,528
Originations or acquisitions(1)	666,064	1,481,822	2,147,886
Interest and fees(2)	583,275	384,915	968,190
Repayments	(934,976)	(1,715,218)	(2,650,194)
Charge-offs, net(3)	(287,470)	(159,987)	(447,457)
Net change in fair value(3)	56,873	(2,597)	54,276
Effect of foreign currency translation	1,216	—	1,216
Balance at end of period	$1,168,044	$1,924,401	$3,092,445

	Six Months Ended June 30, 2022
		Small
	Consumer	Business	Total
Balance at beginning of period	$890,144	$1,074,546	$1,964,690
Originations or acquisitions(1)	751,145	1,337,974	2,089,119
Interest and fees(2)	501,590	282,503	784,093
Repayments	(904,473)	(1,215,674)	(2,120,147)
Charge-offs, net(3)	(271,748)	(48,727)	(320,475)
Net change in fair value(3)	21,903	41,101	63,004
Effect of foreign currency translation	567	—	567
Balance at end of period	$989,128	$1,471,723	$2,460,851

(1) Originations or acquisitions is presented on a cost basis.

(2) Included in “Revenue” in the consolidated statements of income.

(3) Included in “Change in Fair Value” in the consolidated statements of income.

Guarantees of Consumer Loans

In connection with its CSO program, the Company guarantees consumer loan payment obligations to an unrelated third-party lender for consumer loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of June 30, 2023 and 2022 and December 31, 2022, the consumer loans guaranteed by the Company had an estimated fair value of $19.1 million, $17.9 million and $16.3 million, respectively, and an outstanding principal balance of $14.2 million, $11.9 million and $12.9 million, respectively. As of June 30, 2023 and 2022 and December 31, 2022, the amount of consumer

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

loans, including principal, fees and interest, guaranteed by the Company was $17.0 million, $14.0 million and $15.6 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

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

Lease expenses for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease cost	$1,145	$2,031	$2,714	$3,843
Variable lease cost	168	142	402	239
Short-term lease cost	274	40	525	84
Sublease income	(57)	(57)	(113)	(139)
Total lease cost	$1,530	$2,156	$3,528	$4,027

Future minimum lease payments as of June 30, 2023 are as follows (in thousands):

Year	Amount
2023	$2,531
2024	3,341
2025	3,401
2026	3,723
2027	4,988
Thereafter	28,254
Total lease payments	$46,238
Less: interest	17,854
Present value of lease liabilities	$28,384

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The weighted average remaining lease term and discount rate as of June 30, 2023 and 2022 were as follows:

	June 30,		December 31,
	2023	2022	2022
Weighted average remaining lease term (years)
Operating leases	8.7	4.8	4.5
Weighted average discount rate
Operating leases	8.99%	10.00%	10.12%

Supplemental cash flow disclosures related to leases for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,545	$2,702	$5,158	$5,564
Noncash transactions related to adjustments to lease liability and right-of-use asset
Operating leases	3,178	—	(2,969)	—

4. Long-term debt

The Company’s long-term debt instruments and balances outstanding as of June 30, 2023 and 2022 and December 31, 2022, including maturity date, weighted average interest rate and borrowing capacity as of June 30, 2023, were as follows (dollars in thousands):

			Weighted			Outstanding
			average	Borrowing		June 30,		December 31,
	Maturity date		interest rate(1)	capacity		2023	2022	2022
Funding Debt:
2018-1 Securitization Facility	March 2027	(2)	9.29%	$200,000		$5,479	$150,000	$192,717
2018-2 Securitization Facility	July 2025	(3)	9.39%	225,000		116,039	189,327	179,654
2019-A Securitization Notes	June 2026		—	—		—	5,343	—
NCR 2022 Securitization Facility	October 2026	(4)	9.84%	125,000		33,215	—	43,958
ODR 2021-1 Securitization Facility	November 2024	(5)	8.03%	233,333		185,167	107,000	197,167
ODR 2022-1 Securitization Facility	June 2025	(6)	7.99%	420,000		280,774	—	187,000
RAOD Securitization Facility	November 2025	(7)	7.96%	230,263		212,263	202,632	230,263
HWCR 2023 Securitization Facility	May 2026	(8)	9.49%	287,214		221,000	—	—
ODAST III Securitization Notes	May 2027	(9)	2.07%	300,000		300,000	300,000	300,000
2023-A Securitization Notes	December 2027		7.78%	128,679		128,679	—	—
Total funding debt			7.15%	$2,149,489		$1,482,616	$954,302	$1,330,759
Corporate Debt:
8.50% Senior Notes Due 2024	September 2024		8.50%	$180,390		$180,390	$250,000	$250,000
8.50% Senior Notes Due 2025	September 2025		8.50%	375,000		375,000	375,000	375,000
Revolving line of credit	June 2026		8.66%	440,000	(10)	266,000	269,000	309,000
Total corporate debt			8.55%	$995,390		$821,390	$894,000	$934,000
Less: Long-term debt issuance costs						$(5,052)	$(6,353)	$(5,112)
Less: Debt discounts						(1,928)	(1,284)	(987)
Total long-term debt						$2,297,026	$1,840,665	$2,258,660

(1) The weighted average interest rate is determined based on the rates and principal balances on June 30, 2023. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

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

(8) The period during which new borrowings may be made under this facility expires in May 2025.

(9) The period during which new borrowings may be made under this facility expires in April 2024.

(10) The Company had outstanding letters of credit under the Revolving line of credit of $0.8 million as of each of the periods ended June 30, 2023 and 2022 and December 31, 2022.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Weighted average interest rates on long-term debt were 8.00% and 5.84% during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and 2022 and December 31, 2022, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreements.

Recent Updates to Debt Facilities

HWCR 2023 Securitization Facility

On May 25, 2023 (the “HWCR 2023 Closing Date”), the Company and several of its subsidiaries entered into a receivables securitization (the “HWCR 2023 Securitization Facility”) with lenders party thereto from time to time, BNP Paribas, as administrative agent and collateral agent, and Deutsche Bank Trust Company Americas, as paying agent. The HWCR 2023 Securitization Facility finances securitization receivables that have been and will be originated under the Company’s Headway Capital brand by a wholly-owned subsidiary and that meet specified eligibility criteria. Under the HWCR 2023 Securitization Facility, eligible securitization receivables are sold to a wholly-owned subsidiary of the Company (the “HWCR 2023 Debtor”) and serviced by another subsidiary of the Company.

The HWCR 2023 Securitization Facility has Class A and Class B revolving commitments of $215.0 million and $72.2 million, respectively, which are required to be secured by eligible securitization receivables. The HWCR 2023 Securitization Facility is non-recourse to the Company and matures three years after the HWCR 2023 Closing Date. As of June 30, 2023, the total outstanding amount of the HWCR 2023 Securitization Facility was $221.0 million.

The HWCR 2023 Securitization Facility is governed by a credit agreement, dated as of the HWCR 2023 Closing Date, among the HWCR 2023 Debtor, the administrative and collateral agent, the lenders, and the paying agent. The Class A revolving loans accrue interest at a rate per annum equal to the Commercial Paper rate plus 2.7% with an advance rate of 65.5%. The Class B revolving loans accrue interest at a rate per annum equal to Secured Overnight Financing Rate (“SOFR”) plus 8.50% with an advance rate of 87.5%. Interest payments on the HWCR 2023 Securitization Facility are made monthly.

All amounts due under the HWCR 2023 Securitization Facility are secured by all of the HWCR 2023 Debtor’s assets, which include the eligible securitization receivables transferred to the HWCR 2023 Debtor, related rights under the eligible securitization receivables, a bank account and certain other related collateral. The Company has issued a limited indemnity to the lenders for certain “bad acts,” and the Company has agreed for the benefit of the lenders to meet certain ongoing financial performance covenants.

The HWCR 2023 Securitization Facility documents contain customary provisions for securitizations, including representations and warranties as to the eligibility of the eligible securitization receivables and other matters; indemnification for specified losses not including losses due to the inability of customers to repay their loans or lines of credit; covenants regarding special purpose entity matters; and default and termination provisions which provide for the acceleration of the HWCR 2023 Securitization Facility in circumstances including, but not limited to, failure to make payments when due, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the eligible securitization receivables, and defaults under other material indebtedness of the HWCR 2023 Debtor.

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

8.50% Senior Notes Due 2024

During the six months ended June 30, 2023, the Company repurchased $69.6 million principal amount of the 8.50% Senior Notes Due 2024 for aggregate cash consideration of $69.5 million plus accrued interest. In connection with these purchases, the Company recorded

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

a loss on extinguishment of debt of $0.3 million ($0.2 million, net of tax), which is included in “Other nonoperating expenses” in the consolidated statements of income.

5. Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2023 was 24.0%, compared to 24.1% for the six months ended June 30, 2022. The slight decrease is primarily attributable to larger excess tax benefits on stock compensation due to stock price appreciation coupled with a beneficial rate change on the measurement of the net deferred tax liability, partially offset by additional interest expense on unrecognized tax benefits.

As of June 30, 2023, the balance of unrecognized tax benefits, inclusive of interest and penalties, was $110.7 million, which is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, $13.6 million of which, if recognized, would favorably affect the effective tax rate in the period of recognition. The Company had $64.7 million and $87.7 million of unrecognized tax benefits as of June 30, 2022 and December 31, 2022, respectively. Based on the expiration of the statute of limitations for certain jurisdictions, the Company believes it is reasonably possible that, within the next twelve months, unrecognized tax benefits could decrease by approximately $3.1 million. The Company believes that it has adequately accounted for any material tax uncertainties in its existing reserves for all open tax years.

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

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net income	$48,145	$52,401	$99,068	$104,844
Denominator:
Total weighted average basic shares	31,084	32,497	31,212	32,933
Shares applicable to stock-based compensation	1,119	987	1,244	1,248
Total weighted average diluted shares	32,203	33,484	32,456	34,181
Earnings per common share:
Earnings per common share – basic	$1.55	$1.61	$3.17	$3.18
Earnings per common share – diluted	$1.50	$1.56	$3.05	$3.07

For the three months ended June 30, 2023 and 2022, 314,224 and 325,560 shares of common stock underlying stock options, respectively, and 590,064 and 486,073 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. For the six months ended June 30, 2023 and 2022, 326,994 and 275,489 shares of common stock underlying stock options, respectively, and 468,129 and 385,980 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

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

Geographic Information

The following table presents the Company’s revenue by geographic region for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue
United States	$493,015	$404,538	$972,068	$786,694
Other international countries	6,416	3,452	10,619	7,027
Total revenue	$499,431	$407,990	$982,687	$793,721

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $99.1 million, $88.6 million and $93.2 million at June 30, 2023 and 2022 and December 31, 2022, respectively. The operations for the Company’s businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

8. Commitments and Contingencies

Consumer Financial Protection Bureau

In May 2021, the Company received a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (“CFPB”) concerning certain loan processing issues. The Company cooperated and provided requested data and information in response to the CID. In April 2022, we received a second CID requesting additional information, which we have also provided. Management expects ongoing interactions in this matter and is unable to estimate how long this investigation will continue, whether and in what manner any legal actions may commence, or what the ultimate outcome of this matter will be. If the CFPB were to pursue legal actions, it may seek monetary penalties, restitution, injunctive relief, or other damages. Management does not currently believe that the outcome of this matter will have a material adverse effect on the Company's business, financial condition, or results of operations.

Litigation

On April 23, 2018, the Commonwealth of Virginia, through Attorney General Mark R. Herring, filed a lawsuit in the Circuit Court for the County of Fairfax, Virginia against NC Financial Solutions of Utah, LLC (“NC Utah”), a subsidiary of the Company. The lawsuit alleges violations of the Virginia Consumer Protection Act relating to NC Utah’s communications with customers, collections of certain payments, its loan agreements, and the rates it charged to Virginia borrowers. The plaintiff sought to enjoin NC Utah from continuing its then-existing lending practices in Virginia, and still seeks restitution, civil penalties, and costs and expenses in connection with the same. Due to a change in the law, NC Utah no longer lends to Virginia residents and the injunctive remedies sought against NC Utah’s lending practices are no longer applicable. Neither the likelihood of an unfavorable decision nor the ultimate liability, if any, with respect to this matter can be determined at this time, and the Company is currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, Contingencies–Loss Contingencies–Glossary, for this litigation. The Company carefully considered applicable Virginia law before NC Utah began lending in Virginia and, as a result, believes that the plaintiff’s claims in the complaint are without merit and intends to vigorously defend this lawsuit.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9. Related Party Transactions

In October 2019, the Company announced its intent to exit its operations in the U.K. market, and Grant Thornton LLP, a licensed U.K. insolvency practitioner, was appointed as administrators (“Administrators”) to take control of management of the U.K. businesses. The effect of the U.K. businesses’ entry into administration was to place their management, affairs, business and property under the direct control of the Administrators. The Company entered into a service agreement with the Administrators under which the Company provided certain administrative, technical and other services in exchange for compensation by the Administrators. The agreement expired on July 8, 2022 and was not extended beyond that date. During the three months ended June 30, 2022, the Company recorded $0.2 million in revenue related to these services. As of June 30, 2022, the Administrators owed the Company less than $0.1 million related to services provided.

On February 24, 2021, the Company contributed the platform-as-service business assumed in the OnDeck acquisition to Linear in exchange for ownership units in that entity. The Company records its interest in Linear under the equity method of accounting. As of June 30, 2023 and 2022 and December 31, 2022, there was no outstanding balance between Linear and the Company.

In December 2021, the Company divested a portion of its interest in OnDeck Australia and began recording its remaining interest utilizing the equity method of accounting. As of June 30, 2023 and 2022 and December 31, 2022, the Company had a due from affiliate balance of $0.1 million, $0.1 million and $0.2 million, respectively, related to OnDeck Australia.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three and six months ended June 30, 2023 and 2022, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and 2022 and December 31, 2022 are as follows (dollars in thousands):

	June 30,	Fair Value Measurements Using
	2023	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$1,168,044	$—	$—	$1,168,044
Small business loans and finance receivables(1)(2)	1,924,401	—	—	1,924,401
Non-qualified savings plan assets(3)	7,505	7,505	—	—
Investment in trading security(4)	10,835	10,835	—	—
Total	$3,110,785	$18,340	$—	$3,092,445

	June 30,	Fair Value Measurements Using
	2022	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$989,128	$—	$—	$989,128
Small business loans and finance receivables(1)(2)	1,471,723	—	—	1,471,723
Non-qualified savings plan assets(3)	5,567	5,567	—	—
Investment in trading security(4)	17,871	17,871	—	—
Total	$2,484,289	$23,438	$—	$2,460,851

	December 31,	Fair Value Measurements Using
	2022	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$1,083,062	$—	$—	$1,083,062
Small business loans and finance receivables(1)(2)	1,935,466	—	—	1,935,466
Non-qualified savings plan assets(3)	5,884	5,884	—	—
Investment in trading security(4)	17,406	17,406	—	—
Total	$3,041,818	$23,290	$—	$3,018,528

(1) Consumer and small business loans and finance receivables are included in “Loans and finance receivables at fair value” in the consolidated balance sheets.

(2) Consumer loans and finance receivables include $695.1 million, $435.6 million and $528.8 million in assets of consolidated VIEs as of June 30, 2023 and 2022 and December 31, 2022, respectively. Small business loans and finance receivables include $1,288.0 million, $758.5 million and $1,170.9 million in assets of consolidated VIEs as of June 30, 2023 and 2022 and December 31, 2022, respectively.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company had no liabilities measured at fair value on a recurring basis as of June 30, 2023 and 2022 and December 31, 2022.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At June 30, 2023 and 2022 and December 31, 2022, there were no assets or liabilities recorded at fair value on a non-recurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of June 30, 2023 and 2022 and December 31, 2022 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	June 30,	Fair Value Measurements Using
	2023	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$100,042	$100,042	$—	$—
Restricted cash (1)	161,619	161,619	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$268,579	$261,661	$—	$6,918
Financial liabilities:
Revolving line of credit	$266,000	$—	$—	$266,000
Securitization notes	1,480,688	—	1,463,685	—
8.50% senior notes due 2024	180,390	—	205,390	—
8.50% senior notes due 2025	375,000	—	365,021	—
Total	$2,302,078	$—	$2,034,096	$266,000

	Balance at
	June 30,	Fair Value Measurements Using
	2022	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$144,090	$144,090	$—	$—
Restricted cash (1)	69,664	69,664	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$220,672	$213,754	$—	$6,918
Financial liabilities:
Revolving line of credit	$269,000	$—	$—	$269,000
Securitization notes	953,017	—	932,700	—
8.50% senior notes due 2024	250,000	—	232,438	—
8.50% senior notes due 2025	375,000	—	326,168	—
Total	$1,847,017	$—	$1,491,306	$269,000

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Balance at
	December 31,	Fair Value Measurements Using
	2022	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$100,165	$100,165	$—	$—
Restricted cash (1)	78,235	78,235	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$185,318	$178,400	$—	$6,918
Financial liabilities:
Revolving line of credit	$309,000	$—	$—	$309,000
Securitization notes	1,329,772	—	1,304,702	—
8.50% senior notes due 2024	250,000	—	237,185	—
8.50% senior notes due 2025	375,000	—	346,523	—
Total	$2,263,772	$—	$1,888,410	$309,000

(1) Restricted cash includes $145.8 million, $56.2 million and $65.5 million in assets of consolidated VIEs as of June 30, 2023 and 2022 and December 31, 2022, respectively.

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

On July 27, 2023, OnDeck Asset Securitization IV, LLC (“ODAS IV”), a wholly-owned indirect subsidiary of the Company, issued $227.1 million in initial principal amount of Series 2023-1 Fixed Rate Asset-Backed Notes (the "ODAS IV Securitization Notes”) in a private securitization transaction. The ODAS IV Securitization Notes have a legal final payment date in August 2030 and were issued in three classes with initial principal amounts and fixed interest rates (per annum) as follows: Class A notes of $143.8 million at 7.00%, Class B notes of $56.3 million at 8.25%, and Class C notes of $27.0 million at 9.93%. Collateral for the ODAS IV Securitization Notes consists of, among other things, a revolving pool of small business loans originated or purchased by ODK Capital, LLC ( “ODK”), which is a wholly-owned indirect subsidiary of the Company. ODAS IV will use the net proceeds of the proposed private offering to purchase small business loans from ODK that will be pledged as collateral for the ODAS IV Securitization Notes and fund a reserve account. ODK is the servicer of the loans securing the ODAS IV Securitization Notes. ODAS IV is the sole obligor of the ODAS IV Securitization Notes, which are not obligations of, or guaranteed by, the Company or ODK. The Company will use the proceeds it receives from ODAS IV for general corporate purposes. The ODAS IV Securitization Notes were offered to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act.

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

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services. In 2022, we extended approximately $4.5 billion in credit or financing to borrowers and for the six months ended June 30, 2023, we extended approximately $2.2 billion in credit or financing to borrowers. As of June 30, 2023, we offered or arranged loans or draws on lines of credit to consumers in 37 states in the United States and Brazil. We also offered financing to small businesses in 47 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through June 30, 2023, we have completed approximately 59.4 million customer transactions and collected more than 60 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years, having expanded the markets we serve and the financing products we offer. These financing products include installment loans and line of credit accounts.

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

We have developed proprietary underwriting systems based on data we have collected over our more than 19 years of experience. These systems employ advanced risk analytics, including machine learning and artificial intelligence, to decide whether to approve financing transactions, to structure the amount and terms of the financings we offer pursuant to jurisdiction-specific regulations and to provide customers with their funds quickly and efficiently. Our systems closely monitor collection and portfolio performance data that we use to continually refine machine learning-enabled analytical models and statistical measures used in making our credit, purchase, marketing and collection decisions. Approximately 90% of models used in our analytical environment are machine learning-enabled.

Our flexible and scalable technology platforms allow us to process and complete customers’ transactions quickly and efficiently. In 2022, we processed approximately 2.5 million transactions, and we continue to grow our loans and finance receivable portfolios and increase the number of customers we serve through desktop, tablet and mobile platforms. Our highly customizable technology platforms allow us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In 2012, we launched a new product in the United States designed to serve near-prime customers. In 2014, we launched our business in Brazil, where we arrange financing for borrowers through a third-party lender, and we introduced a new line of credit product in the United States to serve the needs of small businesses. In 2015, we further expanded our product offering by acquiring certain assets of a company that provided financing and installment loans to small businesses by offering receivables purchase agreements (“RPAs”). In October 2020, we acquired, through a merger, On Deck Capital Inc. (“OnDeck”), a small business lending company offering lending and funding solutions to small businesses in the U.S., Australia and Canada, to expand our small business offerings. In March 2021, we acquired Pangea Universal Holdings (“Pangea”), which provides mobile international money transfer services to customers in the U.S with a focus on Latin America and Asia. These new products have allowed us to further diversify our product offerings and customer base.

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

PRODUCTS AND SERVICES

Our online financing products and services provide customers with a deposit of funds to their bank account in exchange for a commitment to repay the amount deposited plus fees and interest. We originate, arrange, guarantee or purchase installment loans and line of credit accounts to consumers and small businesses. We have one reportable segment that includes all of our online financial services. Our loans and finance receivables generally have regular payments that amortize principal. Interest income is generally recognized on an effective, non-accelerated yield basis over the contractual term of the installment loan or estimated outstanding period of the draw on line of credit accounts.

•
Installment loans. Certain subsidiaries (i) directly offer installment loans, (ii) as part of our Bank Programs, purchase or purchase a participating interest in, installment loans or (iii) as part of our CSO program, arrange and guarantee installment loans, as discussed below. Certain subsidiaries offer, or arrange through our Bank Programs and CSO program, unsecured consumer installment loan products in 37 states in the United States. Internationally, we also offer or arrange unsecured consumer installment loan products in Brazil. Effective in the third quarter of 2022, Enova no longer offers any single-pay products. Terms for our installment loan products range between three and 60 months with regular payments that amortize principal. Loan sizes for these products range between $300 and $10,500. The majority of these loans accrue interest daily at a fixed rate for the life of the loan and have no fees. The average annualized yield for these loans was 72% for the year ended December 31, 2022. Loans may be repaid early at any time with no additional prepayment charges.

Certain subsidiaries offer, or arrange through our Bank Programs, small business installment loans in 47 states and in Washington D.C. Terms for these products range between three and 24 months with regular payments that amortize principal. Loan sizes for these products range between $5,000 and $250,000. There is generally a fee paid upon origination, and total interest is typically calculated at a fixed rate for the life of the loan. A portion of the interest is forgivable if prepaid early, although we also offer a full prepayment forgiveness option at a higher interest rate. The average annualized yield for these products was 46% for the year ended December 31, 2022.

•
Line of credit accounts. Certain subsidiaries directly offer, or purchase a participation interest in receivables through our Bank Programs, new consumer line of credit accounts in 31 states (and continue to service existing line of credit accounts in two additional states) in the United States. Line of credit accounts allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit, which ranges between $100 and $7,000. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with the terms of the line of credit account. The repayment period varies depending upon certain factors, which may include outstanding principal and differences in minimum payment calculations by product. Customers are charged a fee when funds are drawn and subsequently incur fee- or interest-based charges at a fixed rate, depending upon the product and the state in which the customer resides. The average annualized yield for these products was 212% for the year ended December 31, 2022.

Certain subsidiaries offer, or arrange through our Bank Programs, small business line of credit accounts in 47 states and in Washington D.C. in the United States. Terms for these products range between 12 and 24 months with regular payments that amortize principal. Loan sizes for these products range between $5,000 and $100,000. Interest is calculated at a fixed rate based on the outstanding balance. There is generally no fee paid upon origination with the exception of one of our small business line of credit products, which has an origination fee when allowed by state law. Certain small business line of credit accounts also charge a monthly maintenance fee. The average annualized yield for these products was 48% for the year ended December 31, 2022.

•
CSO program. We currently operate a credit services organization or credit access business (“CSO”) program in Texas. Through our CSO program, we provide services related to a third-party lender’s installment consumer loan products by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under our CSO program include credit-related services such as arranging loans with an independent third-party lender and assisting in the preparation of loan applications and loan documents (“CSO loans”). When a consumer executes an agreement with us under our CSO program, we agree, for a fee payable to us by the consumer, to provide certain services, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. For CSO loans, the lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. We, in turn, are responsible for assessing whether or not we will guarantee such loan. The guarantee represents an obligation to purchase the loan, which has terms of up to six months, if it goes into default.
•
Bank programs. Certain subsidiaries operate programs with certain banks (“Bank Programs”) to provide marketing services and loan servicing for near-prime unsecured consumer installment loans and, beginning in January 2021, line of credit accounts. Under the programs, those subsidiaries receive marketing and servicing fees. The bank has the ability to sell, and the participating subsidiaries have the option, but not the requirement, to purchase, the loans or a participating interest in receivables the bank originates. We do not guarantee the performance of the loans and line of credit accounts originated by the bank. As part of the OnDeck business both prior and subsequent to Enova’s acquisition, OnDeck operates a program with a separate bank to provide marketing services and loan servicing for small business installment loans and line of credit accounts. Under the OnDeck program, we receive marketing fees while the bank receives origination fees and certain program fees. The bank has the ability to sell and we have the option, but not the requirement, to purchase the installment loans the bank originates and, in the case of line of credit accounts, extensions under those line of credit accounts. We do not guarantee the performance of the loans or line of credit accounts originated by the bank.
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

OUR MARKETS

We currently provide our services in the following countries:

•
United States. We began our online business in the United States in May 2004. As of June 30, 2023, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, OnDeck at www.ondeck.com, Headway Capital at www.headwaycapital.com and Pangea at www.pangeamoneytransfer.com.
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

RECENT REGULATORY DEVELOPMENTS

Consumer Financial Protection Bureau

On May 24, 2021, we received a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (“CFPB”) concerning certain loan processing issues. We cooperated fully with the CFPB and provided all requested data and information in response to the CID. We anticipate being able to expeditiously complete the investigation as several of the issues were self‐disclosed and we have provided restitution to customers who may have been negatively impacted. We received a second CID in April 2022 requesting additional information. We have provided all requested information in response to the CID.

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

On March 30, 2023, the CFPB issued its final rule to implement Section 1071 of the Dodd-Frank Act. Section 1071 amended the Equal Credit Opportunity Act to require financial institutions to collect and report certain data in connection with credit applications made by small businesses, including women- or minority-owned small businesses, and applies to small business loans that we offer. For loans covered by the small business lending rule, a “covered lender” will be required to collect and report on certain information pursuant to an application for credit. Section 1071 requires covered lenders to collect and report information the financial institution generates and information obtained from the applicant, including the applicant’s minority-owned business status, women-owned business status and LGBTQI+-owned status and the applicant’s principal owners’ ethnicity, race and sex, and expressly prohibits a financial institution from discouraging an applicant from responding to requests for applicant-provided data. We anticipate that we will be required to begin collecting data on October 1, 2024 and report 2024 data by June 1, 2025.

Minnesota Commerce Omnibus Bill

In May 2023, the Governor of Minnesota signed into law a bill that caps the APR on consumer small loans and consumer short-term loans at a 50% all-in APR and expressly provides for predominant economic interest and totality of the circumstance tests for true lender purposes. The bill defines "consumer small loan" as a consumer-purpose unsecured loan equal to or less than $350 that must be repaid in a single installment. The bill defines a "consumer short-term loan" as a loan to a borrower which has a principal amount, or an advance on a credit limit, of $1,300 or less and requires a minimum payment of more than 25% of the principal balance or credit advance within 60 days. The bill requires the lender to perform an ability to pay analysis if the all-in APR on a consumer small loan or consumer short-term loan exceeds 36%. The bill also codifies a predominant economic interest test for bank service arrangements whereby a broker or servicer with a predominant economic interest in a loan is considered to be the “true lender” for purposes of applying the rate cap. The law will take effect on January 1, 2024 and applies to loans originated on or after that date.

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

RESULTS OF OPERATIONS

Highlights

Our financial results for the three-month period ended June 30, 2023, or the current quarter, are summarized below.

•
Consolidated total revenue increased $91.4 million, or 22.4%, to $499.4 million in the current quarter compared to $408.0 million for the three months ended June 30, 2022, or the prior year quarter.
•
Consolidated net revenue was $299.4 million in the current quarter compared to $264.6 million in the prior year quarter.
•
Consolidated income from operations increased $22.1 million, or 24.7%, to $111.6 million in the current quarter compared to $89.5 million in the prior year quarter.
•
Consolidated net income was $48.1 million in the current quarter compared to $52.4 million in the prior year quarter. Consolidated diluted income per share was $1.50 in the current quarter compared to $1.56 in the prior year quarter.

Overview

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Loans and finance receivables revenue	$492,723	$402,952	$968,190	$784,093
Other	6,708	5,038	14,497	9,628
Total Revenue	499,431	407,990	982,687	793,721
Change in Fair Value	(200,046)	(143,418)	(397,412)	(260,460)
Net Revenue	299,385	264,572	585,275	533,261
Operating Expenses
Marketing	95,971	91,551	175,726	184,722
Operations and technology	46,961	42,262	96,130	82,992
General and administrative	36,228	33,690	73,386	68,218
Depreciation and amortization	8,629	7,584	19,169	17,098
Total Operating Expenses	187,789	175,087	364,411	353,030
Income from Operations	111,596	89,485	220,864	180,231
Interest expense, net	(45,584)	(24,950)	(88,905)	(47,433)
Foreign currency transaction gain (loss)	—	21	(171)	(293)
Equity method investment (loss) income	(1,119)	6,323	(1,125)	6,651
Other nonoperating expenses	(121)	(1,091)	(254)	(1,091)
Income before Income Taxes	64,772	69,788	130,409	138,065
Provision for income taxes	16,627	17,387	31,341	33,221
Net income	$48,145	$52,401	$99,068	$104,844
Earnings per common share - diluted	$1.50	$1.56	$3.05	$3.07

Revenue
Loans and finance receivables revenue	98.7%	98.8%	98.5%	98.8%
Other	1.3	1.2	1.5	1.2
Total Revenue	100.0	100.0	100.0	100.0
Change in Fair Value	(40.1)	(35.2)	(40.4)	(32.8)
Net Revenue	59.9	64.8	59.6	67.2
Operating Expenses
Marketing	19.2	22.4	17.9	23.3
Operations and technology	9.4	10.4	9.8	10.5
General and administrative	7.3	8.2	7.5	8.6
Depreciation and amortization	1.7	1.9	1.9	2.1
Total Operating Expenses	37.6	42.9	37.1	44.5
Income from Operations	22.3	21.9	22.5	22.7
Interest expense, net	(9.1)	(6.1)	(9.1)	(6.0)
Foreign currency transaction gain (loss)	—	—	—	—
Equity method investment (loss) income	(0.2)	1.6	(0.1)	0.8
Other nonoperating expenses	—	(0.3)	—	(0.1)
Income before Income Taxes	13.0	17.1	13.3	17.4
Provision for income taxes	3.3	4.3	3.2	4.2
Net income	9.6%	12.8%	10.1%	13.2%

Valuation of Loans and Finance Receivables

We carry our loans and finance receivables at fair value with changes in fair value recognized directly in earnings. We estimate the fair value of our loans and finance receivables primarily using internally-developed, discounted cash flow analyses to more accurately predict future payments. We adjust contractual cash flows for estimated losses, prepayments and servicing costs over the estimated duration of the underlying assets and discount the future cash flows using a rate of return that we believe a market participant would require. Model results may be adjusted by management if we do not believe the output reflects the fair value of the portfolio, as defined under GAAP. The models are updated at each measurement date to capture any changes in internal factors such as nature, term, volume, payment trends, remaining time to maturity, and portfolio mix, as well as changes in underwriting or observed trends expected to impact future performance. We have validated model performance by comparing past valuations with actual performance noted after each valuation.

Since the onset of the COVID-19 pandemic in early 2020, there has been substantial volatility in the financial markets, which has impacted the valuation of our loans and finance receivables. In 2022 and thus far in 2023, views in the marketplace on the economy and its near-term prospects remain mixed with concerns on employment, inflation, and other macroeconomic trends. In certain situations, management concluded that the probability of future charge-offs or prepayments was different than what we had experienced in the past and, therefore, altered those assumptions in our fair value models. We continue to utilize this approach and have adjusted these assumptions where appropriate. From a discount rate perspective, over the course of 2022, we deemed it appropriate to increase the discount rates used in our valuation models, thereby lowering loan fair values, to be responsive to changes in the market and representative of what a market participant would use. The rates used in our models have been stable thus far in 2023. As of June 30, 2023, we deemed the resulting fair value of our loans and finance receivables to be an appropriate market-based exit price that considers current market conditions.

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$48,145	$52,401	$99,068	$104,844
Adjustments:
Lease termination and cease-use costs(a)	—	—	1,698	—
Equity method investment loss (income)(b)	1,119	(6,323)	1,125	(6,323)
Other nonoperating expenses(c)	121	1,091	254	1,091
Intangible asset amortization	2,013	2,014	4,357	4,027
Stock-based compensation expense	6,236	5,133	12,205	10,500
Foreign currency transaction (gain) loss	—	(21)	171	293
Cumulative tax effect of adjustments	(2,364)	624	(4,935)	(1,303)
Adjusted earnings	$55,270	$54,919	$113,943	$113,129

Diluted earnings per share	$1.50	$1.56	$3.05	$3.07
Adjustments:
Lease termination and cease-use costs	—	—	0.05	—
Equity method investment loss (income)	0.04	(0.19)	0.03	(0.19)
Other nonoperating expenses	—	0.03	0.01	0.03
Intangible asset amortization	0.06	0.06	0.13	0.12
Stock-based compensation expense	0.19	0.16	0.38	0.31
Foreign currency transaction (gain) loss	—	—	0.01	0.01
Cumulative tax effect of adjustments	(0.07)	0.02	(0.15)	(0.04)
Adjusted earnings per share	$1.72	$1.64	$3.51	$3.31

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

(c) In the first and second quarters of 2023, we recorded other nonoperating expenses of $0.1 million ($0.1 million net of tax) in each quarter related to early extinguishment of debt. In the second quarter of 2022, we recorded other nonoperating expenses of $1.1 million ($0.8 million net of tax) related to incomplete transactions.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$48,145	$52,401	$99,068	$104,844
Depreciation and amortization expenses	8,629	7,584	19,169	17,098
Interest expense, net	45,584	24,950	88,905	47,433
Foreign currency transaction (gain) loss	—	(21)	171	293
Provision for income taxes	16,627	17,387	31,341	33,221
Stock-based compensation expense	6,236	5,133	12,205	10,500
Adjustment:
Equity method investment loss (income)(a)	1,119	(6,323)	1,125	(6,651)
Other nonoperating expenses(b)	121	1,091	254	1,091
Adjusted EBITDA	$126,461	$102,202	$252,238	$207,829

Adjusted EBITDA margin calculated as follows:
Total Revenue	$499,431	$407,990	$982,687	$793,721
Adjusted EBITDA	126,461	102,202	252,238	207,829
Adjusted EBITDA as a percentage of total revenue	25.3%	25.1%	25.7%	26.2%
(a) In the second quarter of 2022, we recorded equity method investment income of $6.3 million ($3.6 million net of tax) that was comprised primarily of an $11.0 million gain generated on Linear's sale of its operating company, partially offset by a $4.4 million loss on the sale of OnDeck Canada.

(b) In the first and second quarters of 2023, we recorded other nonoperating expenses of $0.1 million ($0.1 million net of tax) in each quarter related to early extinguishment of debt. In the second quarter of 2022, we recorded other nonoperating expenses of $1.1 million ($0.8 million net of tax) related to incomplete transactions.

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

THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO THREE MONTHS ENDED JUNE 30, 2022

Revenue and Net Revenue

Revenue increased $91.4 million, or 22.4%, to $499.4 million for the current quarter as compared to $408.0 million for the prior year quarter. The increase was driven by a 27.0% increase in revenue from our small business portfolio and a 19.5% increase in revenue from our consumer portfolio as higher levels of originations have led to higher loan balances for both portfolios.

Net revenue for the current quarter was $299.4 million compared to $264.6 million for the prior year quarter. Our consolidated net revenue margin was 59.9% for the current quarter compared to 64.8% for the prior year quarter. The decrease in consolidated net revenue margin was driven primarily by normalization in our small business portfolio, which had an atypically high net revenue margin in the prior year quarter, partially offset by improved performance in our consumer portfolio.

The following table sets forth the components of revenue and net revenue, separated by product for the current quarter and the prior year quarter (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$302,264	$253,043	$49,221	19.5%
Small business loans and finance receivables revenue	190,459	149,909	40,550	27.0
Total loans and finance receivables revenue	492,723	402,952	89,771	22.3
Other	6,708	5,038	1,670	33.1
Total revenue	499,431	407,990	91,441	22.4
Change in fair value	(200,046)	(143,418)	(56,628)	39.5
Net revenue	$299,385	$264,572	$34,813	13.2%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	60.5%	62.0%
Small business loans and finance receivables revenue	38.2	36.8
Total loans and finance receivables revenue	98.7	98.8
Other	1.3	1.2
Total revenue	100.0	100.0
Change in fair value	(40.1)	(35.2)
Net revenue	59.9%	64.8%

Revenue generated from the Company’s operations for the current quarter and the prior year quarter was as follows (in thousands):

	Three Months Ended June 30,
	2023	2022
Loan interest	$343,541	$303,088
Statement and draw fees on line of credit accounts	116,892	62,629
Other	38,998	42,273
Total Revenue	$499,431	$407,990

Loan and Finance Receivable Balances

The fair value of our loan and finance receivable portfolio in our consolidated financial statements was $3,092.4 million and $2,460.9 million as of June 30, 2023 and 2022, respectively. The outstanding principal balance of our loan and finance receivables portfolio was $2,756.9 million and $2,300.7 million as of June 30, 2023 and 2022, respectively. The fair value of the combined loan and finance receivables portfolio includes $19.1 million and $17.9 million with an outstanding principal balance of $14.2 million and $11.9 million of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of June 30, 2023 and 2022, respectively.

Our small business portfolio of loans and finance receivables increased to 61.8% of our combined loan and finance receivable portfolio at fair value as of June 30, 2023, compared to 59.4% as of June 30, 2022, due primarily to more accelerated growth in the small business portfolio. The consumer portfolio balance decreased to 38.2% of our combined loan and finance receivable portfolio balance at fair value as of June 30, 2023, compared to 40.6% as of June 30, 2022. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables Measures” above for additional information related to combined loans and finance receivables.

The following tables summarize loan and finance receivable balances outstanding as of June 30, 2023 and 2022 (in thousands):

	As of June 30, 2023			As of June 30, 2022
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined	Owned(a)	Company(a)	Combined(b)
Consumer loans and finance receivables
Principal	$983,388	$14,199	$997,587	$936,601	$11,873	$948,474
Fair value	1,168,044	19,115	1,187,159	989,128	17,860	1,006,988
Fair value as a % of principal	118.8%	134.6%	119.0%	105.6%	150.4%	106.2%
Small business loans and finance receivables
Principal	$1,773,554	$—	$1,773,554	$1,364,055	$—	$1,364,055
Fair value	1,924,401	—	1,924,401	1,471,723	—	1,471,723
Fair value as a % of principal	108.5%	—%	108.5%	107.9%	—%	107.9%
Total loans and finance receivables
Principal	$2,756,942	$14,199	$2,771,141	$2,300,656	$11,873	$2,312,529
Fair value	3,092,445	19,115	3,111,560	2,460,851	17,860	2,478,711
Fair value as a % of principal	112.2%	134.6%	112.3%	107.0%	150.4%	107.2%

(a) GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by a third-party lender through the CSO program that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

At June 30, 2023 and 2022, the ratio of fair value as a percentage of principal was 112.2% and 107.0%, respectively, on company owned loans and finance receivables and 112.3% and 107.2%, respectively, on combined loans and finance receivables. These ratios increased compared to the prior year due primarily to an improvement in delinquency rates and credit outlook on most consumer products.

Average Amount Outstanding per Loan and Finance Receivable

The average amount outstanding per loan and finance receivable is calculated as the total combined loans and finance receivables, gross balance at the end of the period divided by the total number of combined loans and finance receivables outstanding at the end of the period. The following table shows the average amount outstanding per loan and finance receivable by product at June 30, 2023 and 2022:

	As of June 30,
	2023	2022
Average amount outstanding per loan and finance receivable(a)
Consumer loans and finance receivables(b)	$1,864	$2,085
Small business loans and finance receivables	36,931	36,757
Total loans and finance receivables(b)	4,557	4,547

(a) The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.

(b) Includes loans guaranteed by us, which represent loans originated by a third-party lender through the CSO program that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

The average amount outstanding per loan and finance receivable increased slightly to $4,557 from $4,547 during the current quarter compared to the prior year quarter, due primarily to an increase in the mix of loans and finance receivables held by small businesses in our portfolio, which are larger on average than our consumer portfolio, partially offset by slightly lower average outstanding loan balances in our consumer portfolio.

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

	Three Months Ended
	June 30,
	2023	2022
Average loan and finance receivable origination amount(a)
Consumer loans and finance receivables(b)(c)	$608	$659
Small business loans and finance receivables(c)	16,217	15,828
Total loans and finance receivables(b)	1,580	1,638

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

The average loan and finance receivable origination amount is smaller than the average amount outstanding per loan and finance receivable in the previous section as the former measure includes incremental draws on our line of credit accounts whereas the latter measure includes the entire outstanding receivable on our line of credit accounts.

The average loan and finance receivable origination amount decreased to $1,580 from $1,638 during the current quarter compared to the prior year quarter, due primarily to a higher percentage of line of credit draws in comparison to installment loan originations, as the former are typically lower in average dollar amount.

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

The payment status of a customer, including the degree of any delinquency, is a significant factor in determining estimated charge-offs in the cash flow models that we use to determine fair value. The following table shows payment status on outstanding principal, interest and fees as of the end of each of the last five quarters (in thousands):

	2022			2023
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$2,377,514	$2,630,537	$2,837,799	$2,785,235	$2,857,557
Guaranteed by the Company(a)	13,997	14,330	15,644	12,841	16,972
Ending combined loan and finance receivables balance(b)	$2,391,511	$2,644,867	$2,853,443	$2,798,076	$2,874,529
> 30 days delinquent	121,459	147,688	190,119	198,011	221,540
> 30 days delinquency rate	5.1%	5.6%	6.7%	7.1%	7.7%

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

(b) Non-GAAP measure.

Consumer Loans and Finance Receivables

The following table includes financial information for our consumer loans and finance receivables. Delinquency metrics include principal, interest and fees, and only amounts that are past due (in thousands):

	2022			2023
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$936,601	$972,320	$965,753	$908,087	$983,388
Guaranteed by the Company(a)	11,873	11,843	12,937	10,549	14,199
Total combined loan and finance receivable principal balance(b)	$948,474	$984,163	$978,690	$918,636	$997,587
Consumer combined loan and finance receivable fair value balance:
Company owned	$989,128	$1,056,205	$1,083,062	$1,062,867	$1,168,044
Guaranteed by the Company(a)	17,860	16,144	16,257	13,901	19,115
Ending combined loan and finance receivable fair value balance(b)	$1,006,988	$1,072,349	$1,099,319	$1,076,768	$1,187,159
Fair value as a % of principal(b)(c)	106.2%	109.0%	112.3%	117.2%	119.0%
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$1,004,847	$1,039,792	$1,040,517	$978,730	$1,068,742
Guaranteed by the Company(a)	13,997	14,330	15,644	12,841	16,972
Ending combined loan and finance receivable balance(b)	$1,018,844	$1,054,122	$1,056,161	$991,571	$1,085,714
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$966,816	$1,027,100	$1,038,389	$1,015,849	$1,017,061
Guaranteed by the Company(a)(d)	12,591	14,421	15,050	14,206	14,627
Average combined loan and finance receivable balance(b)(d)	$979,407	$1,041,521	$1,053,439	$1,030,055	$1,031,688
Installment loans as percentage of average combined loan and finance receivable balance	71.2%	68.4%	64.1%	58.9%	53.5%
Line of credit accounts as percentage of average combined loan and finance receivable balance	28.8%	31.6%	35.9%	41.1%	46.5%

Revenue	$253,043	$277,096	$286,347	$281,011	$302,264
Change in fair value	(133,078)	(135,646)	(145,276)	(114,651)	(115,946)
Net revenue	119,965	141,450	141,071	166,360	186,318
Net revenue margin	47.4%	51.0%	49.3%	59.2%	61.6%

Combined loan and finance receivable originations and purchases	$409,847	$395,527	$336,370	$291,203	$401,468

Delinquencies:
> 30 days delinquent	$72,300	$77,258	$86,884	$72,092	$73,829
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	7.1%	7.3%	8.2%	7.3%	6.8%

Charge-offs:
Charge-offs (net of recoveries)	$134,524	$167,762	$171,421	$156,272	$131,198
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	13.7%	16.1%	16.3%	15.2%	12.7%

(a) Represents loans originated by a third-party lender through the CSO program that we have not yet purchased, which are not included in our consolidated balance sheets.

(b) Non-GAAP measure.

(c) Determined using period-end balances.

(d) The average combined loan and finance receivable balance is the average of the month-end balances during the period.

The ending balance, including principal and accrued fees/interest outstanding, of combined consumer loans and finance receivables at June 30, 2023 increased 6.6% to $1,085.7 million compared to $1,018.8 million at June 30, 2022, due primarily to originations outpacing repayments.

The percentage of loans greater than 30 days delinquent decreased to 6.8% at June 30, 2023 from 7.1% at June 30, 2022. Charge-offs (net of recoveries) as a percentage of average combined loan balance decreased to 12.7% for the current quarter, compared to 13.7% for the prior year quarter due to stronger credit performance of the portfolio. Demand for our consumer loan products and services in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Lower originations, particularly to new customers, which typically default at a higher percentage than returning customers, generally result in lower delinquencies and charge-offs as the book is more seasoned.

Revenue related to our consumer loans and finance receivables was $302.3 million for the current quarter, compared to $253.0 million for the prior year quarter. The increase in revenue was driven primarily by growth in the overall portfolio. The net revenue margin related to our consumer loans and finance receivables was 61.6% for the current quarter, compared to 47.4% for the prior year quarter. The increase in net revenue margin was driven primarily by improvements in credit performance, including charge-offs and delinquencies.

The ratio of fair value as a percentage of principal on consumer loans and finance receivables was 119.0% at June 30, 2023, compared to 106.2% at June 30, 2022 and 117.2% at March 31, 2023. The increase from March 31, 2023 was primarily driven by improvement in delinquencies in the current quarter. Refer also to “Results of Operations—Valuation of Loans and Finance Receivables” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on loan valuation.

Small Business Loans and Finance Receivables

The following table includes financial information for our small business loans and finance receivables. Delinquency metrics include principal, interest, and fees, and only amounts that are past due (in thousands):

	2022			2023
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$1,364,055	$1,580,289	$1,773,411	$1,791,973	$1,773,554
Ending loan and finance receivable fair value balance	1,471,723	1,708,918	1,935,466	1,940,499	1,924,401
Fair value as a % of principal(a)	107.9%	108.1%	109.1%	108.3%	108.5%

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$1,372,667	$1,590,745	$1,797,282	$1,806,505	$1,788,815

Average loan and finance receivable balance(b)	$1,288,384	$1,488,029	$1,684,617	$1,809,800	$1,800,700
Installment loans as percentage of average combined loan and finance receivable balance	66.6%	65.7%	64.6%	62.3%	59.1%
Line of credit accounts as percentage of average combined loan and finance receivable balance	33.4%	34.3%	35.4%	37.7%	40.9%

Revenue	$149,909	$172,721	$192,598	$194,456	$190,459
Change in fair value	(8,764)	(24,662)	(49,099)	(80,404)	(82,180)
Net revenue	141,145	148,059	143,499	114,052	108,279
Net revenue margin	94.2%	85.7%	74.5%	58.7%	56.9%

Combined loan and finance receivable originations and purchases	$679,233	$806,739	$825,563	$770,164	$711,659

Delinquencies:
> 30 days delinquent	$49,159	$70,430	$103,235	$125,919	$147,711
> 30 days delinquent as a % of loan balance(a)	3.6%	4.4%	5.7%	7.0%	8.3%

Charge-offs:
Charge-offs (net of recoveries)	$27,867	$43,778	$69,110	$76,215	$83,772
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	2.2%	2.9%	4.1%	4.2%	4.7%

(a) Determined using period-end balances.

(b) The average loan and finance receivable balance is the average of the month-end balances during the period.

The ending balance, including principal and accrued fees/interest outstanding, of small business loans and finance receivables at June 30, 2023 increased 30.3% to $1,788.8 million compared to $1,372.7 million at June 30, 2022, due primarily to originations outpacing repayments.

The percentage of loans greater than 30 days delinquent was 8.3% at June 30, 2023, compared to 3.6% at June 30, 2022. Charge-offs (net of recoveries) as a percentage of average loan balance increased to 4.7% for the current quarter, compared to 2.2% in the prior year quarter. When compared to the pre-COVID-19 period, the credit performance of our small business portfolio was stronger in 2021 and into 2022 as the portfolio was more seasoned due to reductions in originations in response to the pandemic. Delinquency and charge-offs have since increased to more normal levels due to the acceleration in originations and macroeconomic pressures on our customers and their businesses.

Revenue related to our small business loans and finance receivables was $190.5 million for the current quarter, compared to $149.9 million for the prior year quarter. The increase in revenue was driven primarily by growth in the overall portfolio. The net revenue margin related to our small business loans and finance receivables was 56.9% for the current quarter, compared to 94.2% for the prior year quarter. The net revenue margin in the prior year quarter was elevated due to lower delinquency rates and lower than expected charge-offs as a result of portfolio seasoning and lower originations. The net revenue margin in the current quarter was more consistent with historical levels as credit performance has returned to more normalized levels.

The ratio of fair value as a percentage of principal on small business loans and finance receivables was 108.5% at June 30, 2023, compared to 107.9% at June 30, 2022 and 108.3% at March 31, 2023. This ratio has been fairly stable across the quarters presented in the previous table.

Total Operating Expenses

Total expenses increased $12.7 million, or 7.3%, to $187.8 million in the current quarter, compared to $175.1 million in the prior year quarter.

Marketing expense increased to $96.0 million in the current quarter compared to $91.5 million in the prior year quarter due primarily to higher online advertising costs intended to capture increasing market demand for both our consumer and small business loan products.

Operations and technology expense increased to $47.0 million in the current quarter compared to $42.3 million in the prior year quarter, due primarily to higher variable costs, particularly personnel and underwriting, due to the increase in originations and the size of the loan portfolio. As a percentage of revenue, operations and technology expense decreased to 9.4% in the current year quarter from 10.4% in the prior year quarter, as increased originations and revenues outpaced fixed costs.

General and administrative expense increased to $36.2 million in the current quarter compared to $33.7 million in the prior year quarter, due largely to higher personnel costs. As a percentage of revenue, general and administrative expense decreased to 7.3% in the current year quarter from 8.2% in the prior year quarter, as increased originations and revenues outpaced fixed costs.

Depreciation and amortization expense increased $1.0 million or 13.8% compared to the prior year quarter driven primarily by general growth in the business and additional internally-developed software placed into service.

Nonoperating Items

Interest expense, net increased $20.7 million, or 82.7%, to $45.6 million in the current quarter compared to $24.9 million in the prior year quarter. The increase was due primarily to an increase in the average amount of debt outstanding, which increased $499.0 million to $2,268.4 million during the current quarter from $1,769.4 million during the prior year quarter, and an increase in the weighted average interest rate on our outstanding debt to 8.16% during the current quarter from 5.77% during the prior year quarter resulting from year-over-year increases in benchmark rates.

Equity method investment loss was $1.1 million in the current quarter compared to equity method investment income of $6.3 million in the prior year quarter. In the prior year quarter, Linear sold its operating company, resulting in a gain of $11.0 million, which was partially offset by a $4.4 million loss on the sale of OnDeck Canada.

Provision for Income Taxes

The effective tax rate of 25.7% in the current quarter was higher than the 24.9% rate recorded in the prior year quarter due primarily to additional interest expense on uncertain tax positions, partially offset by larger excess tax benefits on stock compensation due to stock price appreciation.

As of June 30, 2023, the balance of unrecognized tax benefits was $110.7 million, which is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, $13.6 million of which, if recognized, would favorably affect the effective tax rate in the period of recognition. We had $64.7 million and $87.7 million of unrecognized tax benefits as of June 30, 2022 and December 31, 2022, respectively. Based on the expiration of the statute of limitations for certain jurisdictions, the Company believes it is reasonably possible that, within the next twelve months, unrecognized tax benefits could decrease by approximately $3.1 million. We believe that we have adequately accounted for any material tax uncertainties in our existing reserves for all open tax years.

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

Net Income

Net income decreased $4.3 million, or 8.1%, to $48.1 million during the current quarter compared to $52.4 million during the prior year quarter. The decrease was due primarily to higher interest expense as a result of an increase in the average amount of debt outstanding and an increase in the weighted average interest rate on our outstanding debt. The increase in interest expense was partially offset by an increase in income from operations due primarily to increased net revenue and lower operating expenses as a percentage of revenue.

SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO SIX MONTHS ENDED JUNE 30, 2022

Revenue and Net Revenue

Revenue increased $189.0 million, or 23.8%, to $982.7 million for the six-month period ended June 30, 2023, or current six-month period, as compared to $793.7 million for the six-month period ended June 30, 2022, or prior year six-month period. The increase was driven by a 36.3% increase in revenue from our small business portfolio and a 16.3% increase in revenue from our consumer portfolio as higher levels of originations have led to higher loan balances for both portfolios.

Net revenue for the current six-month period was $585.3 million compared to $533.2 million for the prior year six-month period. Our consolidated net revenue margin was 59.6% for the current six-month period compared to 67.2% for the prior year six-month period. The net revenue margin in the prior year six-month period was elevated due primarily to lower delinquency rates and lower than expected charge-offs as a result of portfolio seasoning and lower originations. With originations having increased, the net revenue margin in the current six-month period was in a more normalized range.

The following table sets forth the components of revenue and net revenue, separated by product for the current six-month period and the prior year six-month period (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$583,275	$501,590	$81,685	16.3%
Small business loans and finance receivables revenue	384,915	282,503	102,412	36.3
Total loans and finance receivables revenue	968,190	784,093	184,097	23.5
Other	14,497	9,628	4,869	50.6
Total revenue	982,687	793,721	188,966	23.8
Change in fair value	(397,412)	(260,460)	(136,952)	52.6
Net revenue	$585,275	$533,261	$52,014	9.8%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	59.3%	63.2%
Small business loans and finance receivables revenue	39.2	35.6
Total loans and finance receivables revenue	98.5	98.8
Other	1.5	1.2
Total revenue	100.0	100.0
Change in fair value	(40.4)	(32.8)
Net revenue	59.6%	67.2%

Revenue generated from the Company’s operations for the current six-month period and the prior year six-month period was as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Loan interest	$693,488	$590,793
Statement and draw fees on line of credit accounts	211,057	121,348
Other	78,142	81,580
Total Revenue	$982,687	$793,721

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

	Six Months Ended
	June 30,
	2023	2022
Average loan and finance receivable origination amount(a)
Consumer loans and finance receivables(b)(c)	$591	$659
Small business loans and finance receivables(c)	16,310	16,500
Total loans and finance receivables(b)	1,722	1,661

(a) The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.

(b) Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO program that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

(c) Represents the average amount of each incremental draw on line of credit accounts.

The average loan origination amount increased to $1,722 from $1,661 during the current six-month period compared to the prior year six-month period, due primarily to a higher mix of loans and finance receivables issued to small businesses, which are larger on average than our consumer portfolio.

Total Expenses

Total expenses increased $11.4 million, or 3.2%, to $364.4 million in the current six-month period, compared to $353.0 million in the prior year six-month period.

Marketing expense decreased to $175.7 million in the current six-month period compared to $184.7 million in the prior year six-month period. The decrease was due primarily to lower originations in our consumer portfolio as well as higher non-commissionable renewals in our small business portfolio.

Operations and technology expense increased to $96.1 million in the current six-month period compared to $83.0 million in the prior year six-month period, due primarily to higher variable costs, particularly personnel and underwriting, due to the increase in originations and the size of the loan portfolio. As a percentage of revenue, operations and technology expense decreased to 9.8% in the current six-month period from 10.5% in the prior year six-month period, as increased originations and revenues outpaced fixed costs.

General and administrative expense increased $5.2 million, or 7.6%, to $73.4 million in the current six-month period compared to $68.2 million in the prior year six-month period, due primarily to higher personnel costs. As a percentage of revenue, general and administrative expense decreased to 7.5% in the current six-month period from 8.6% in the prior year six-month period, as increased originations and revenues outpaced fixed costs.

Depreciation and amortization expense increased $2.1 million or 12.1% compared to the prior year six-month period driven primarily by $1.7 million in impairment charges recorded in the current six-month period on leasehold improvement assets related to surrendered office space that have no future utility.

Nonoperating Items

Interest expense, net increased $41.5 million, or 87.4%, to $88.9 million in the current six-month period compared to $47.4 million in the prior year six-month period. The increase was due primarily to an increase of $607.4 million in the average amount of debt outstanding to $2,274.1 million during the current six-month period from $1,666.7 million during the prior year six-month period, and an increase in the weighted average interest rate on our outstanding debt to 8.00% during the current six-month period from 5.84% during the prior year six-month period.

Equity method investment loss was $1.1 million in the current six-month period compared to equity method investment income of $6.7 million in the prior year six-month period. In the prior year six-month period, Linear sold its operating company, resulting in a gain of $11.0 million, which was partially offset by a $4.4 million loss on the sale of OnDeck Canada.

Provision for Income Taxes

The effective tax rate of 24.0% in the current six-month period was flat compared to the effective tax rate of 24.1% in the prior year six-month period. The slight decrease is primarily attributable to larger excess tax benefits on stock compensation due to stock price appreciation coupled with a beneficial rate change on the measurement of the net deferred tax liability, partially offset by additional interest expense on unrecognized tax benefits.

Net Income

Net income decreased $5.7 million, or 5.5%, to $99.1 million during the current six-month period compared to $104.8 million during the prior year six-month period. The decrease was due primarily to higher interest expense as a result of an increase in the average amount of debt outstanding and an increase in the weighted average interest rate on our outstanding debt. The increase in interest expense was partially offset by an increase in income from operations due primarily to increased net revenue and lower operating expenses as a percentage of revenue.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

We seek to maintain a stable and flexible balance sheet to ensure that liquidity and funding are available to meet our business obligations. As of June 30, 2023, we had cash, cash equivalents, and restricted cash of $261.7 million, of which $161.6 million was restricted, compared to $178.4 million, of which $78.2 million was restricted, as of December 31, 2022. During the six months ended June 30, 2023, we issued $170.0 million of asset-backed notes to fund our growth in our near-prime consumer loan business and entered into a new $287.2 million small business loan securitization facility. As of June 30, 2023, we had funding capacity of $840.1 million. Based on numerous stressed-case modeling scenarios, we believe we have sufficient liquidity to run our operations for the foreseeable future. Further, we have no recourse debt obligations due until September 2024. As part of our capital and liquidity management, we may from time to time acquire our outstanding debt securities, including through redemptions, tender offers, open market purchases, negotiated transactions or otherwise, in accordance with applicable securities laws and in compliance with the indentures governing our outstanding debt securities, upon such terms and at such prices as we may determine.

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

On June 30, 2017, we entered into a secured revolving credit agreement (as amended, the “Credit Agreement”). On June 23, 2022, we entered into an amendment and restatement of our Credit Agreement that, among other things, increased the borrowing capacity to $440.0 million, with a $20.0 million letter of credit sublimit and $10.0 million swingline loan sublimit. The Credit Agreement bears interest, at our option, at the base rate plus 0.75% or the Secured Overnight Financing Rate plus 3.50%. In addition to customary fees for a credit facility of this size and type, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the commitment, and ranges from 0.15% per annum to 0.50% per annum depending on usage. The Credit Agreement contains certain prepayment penalties if it is terminated on or before the first and second anniversary dates, subject to certain exceptions. The Credit Agreement matures on June 30, 2026. As of July 26, 2023, our available borrowings under the Credit Agreement were $173.3 million. Since 2016, we have entered into several loan securitization facilities and offered asset-backed notes to fund our growth, primarily in our near-prime consumer installment loan and small business loan businesses. As of July 26, 2023, we had funding capacity of $640.9 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer and small business loan securitization facilities.

As of June 30, 2023, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending, which could be expected to generate additional liquidity.

Capital

Total stockholders’ equity increased by $63.2 million to $1,249.3 million at June 30, 2023 from $1,186.1 million at December 31, 2022. The increase of stockholders’ equity was driven primarily by net income for the six months ended June 30, 2023 and, to a lesser extent, stock-based compensation expense, partially offset by repurchases of our outstanding common stock. Our book value per share outstanding increased to $40.47 at June 30, 2023 from $37.99 at December 31, 2022, which was primarily driven by net income during the current year, partially offset by the increase in treasury stock as a result of share repurchases, which is discussed in more detail below.

On February 9, 2022, we announced the Board of Directors authorized a share repurchase program totaling $100.0 million through June 30, 2023 (the “February 2022 Authorization”). On November 7, 2022, we announced the Board of Directors authorized an increase to our share repurchase program of up to $150.0 million through December 31, 2023 (the “November 2022 Authorization”). The November 2022 Authorization went into effect in March 2023 upon exhaustion of the February 2022 Authorization. Repurchases under our repurchase program will be made in accordance with applicable securities laws from time to time in the open market, through privately negotiated transactions or otherwise. The share repurchase program does not obligate us to purchase any shares of our common stock. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors in its discretion at any time. During the six months ended June 30, 2023, we had $44.5 million in repurchases of common stock under our share repurchase program.

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

Current Debt Facilities

The following table summarizes our debt facilities as of June 30, 2023 (dollars in thousands).

	Maturity date		Weighted average interest rate(a)	Borrowing capacity		Principal outstanding
Funding Debt:
2018-1 Securitization Facility	March 2027	(b)	9.29%	200,000		5,479
2018-2 Securitization Facility	July 2025	(c)	9.39%	225,000		116,039
NCR 2022 Securitization Facility	October 2026	(d)	9.84%	125,000		33,215
ODR 2021-1 Securitization Facility	November 2024	(e)	8.03%	233,333		185,167
ODR 2022-1 Securitization Facility	June 2025	(f)	7.99%	420,000		280,774
RAOD Securitization Facility	November 2025	(g)	7.96%	230,263		212,263
HWCR 2023 Securitization Facility	May 2026	(h)	9.49%	287,214		221,000
ODAST III Securitization Notes	May 2027	(i)	2.07%	300,000		300,000
2023-A Securitization Notes	December 2027		7.78%	128,679		128,679
Total funding debt			7.15%	$2,149,489		$1,482,616
Corporate Debt:
8.50% Senior Notes Due 2024	September 2024		8.50%	180,390		180,390
8.50% Senior Notes Due 2025	September 2025		8.50%	375,000		375,000
Revolving line of credit	June 2026		8.66%	440,000	(j)	266,000
Total corporate debt			8.55%	$995,390		$821,390

(a) The weighted average interest rate is determined based on the rates and principal balances on June 30, 2023. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

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

(h) The period during which new borrowings may be made under this facility expires in May 2025.

(i) The period during which new borrowings may be made under this facility expires in April 2024.

(j) We had an outstanding letter of credit under the Revolving line of credit of $0.8 million as of June 30, 2023.

Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Six Months Ended June 30,
	2023	2022
Total cash flows provided by operating activities	$581,339	$392,174
Cash flows used in investing activities
Loans and finance receivables	(462,829)	(736,736)
Capitalization of software development costs and purchases of fixed assets	(20,648)	(23,311)
Sale of a subsidiary	—	8,713
Total cash flows used in investing activities	(483,477)	(751,334)
Cash flows (used in) provided by financing activities	$(15,069)	$347,062

Cash Flows from Operating Activities

Net cash provided by operating activities increased $189.2 million, or 48.2%, to $581.3 million in the current six-month period from $392.2 million for the prior year six-month period. The increase was driven primarily by additional interest and fee income from growth in the loan portfolio.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $483.5 million for the current six-month period compared to $751.3 million for the prior year six-month period. This change was due primarily to loan originations outpacing repayments by a wider margin in the prior year six-month period compared to the current six-month period.

Cash Flows from Financing Activities

Cash flows used in financing activities for the current six-month period were driven primarily by $69.5 million in repayments of our 2024 Senior Notes, $50.1 million in share repurchases and $43.0 million in net payments under our revolving line of credit, partially offset by $150.1 million in net borrowings under our securitization facilities. Cash flows provided by financing activities for the prior year six-month period were driven primarily by $385.7 million and $69.0 million in net borrowings under our securitization and revolving line of credit facilities, respectively, partially offset by $104.4 million in share repurchases.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2023 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b)(c) (in thousands)
April 1 – April 30, 2023	154,783	44.89	154,783	134,513
May 1 – May 31, 2023	336,819	43.62	329,506	120,135
June 1 – June 30, 2023	126,400	50.60	126,400	113,739
Total	618,002	$45.37	610,689	$113,739

(a) Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 7,313 for the month of May. These shares were not acquired pursuant to a publicly announced repurchase plan.

(b) The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended June 30, 2023, the Company reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accounts payable and accrued expenses on the consolidated balance sheet. All dollar amounts presented exclude such excise taxes.

(c) On February 9, 2022, the Company announced the Board of Directors authorized a share repurchase program totaling $100.0 million through June 30, 2023 (the “February 2022 Authorization”). On November 7, 2022, the Company announced the Board of Directors authorized an increase to its share repurchase program of up to $150.0 million through December 31, 2023 (the “November 2022 Authorization”). The November 2022 Authorization went into effect in March 2023 upon exhaustion of the February 2022 Authorization. All share repurchases made under these repurchase authorizations have been through open market transactions. Our share repurchase program is subject to market conditions, do not obligate us to purchase any shares of our common stock, and may be terminated, increased or decreased by the Board of Directors in its discretion at any time.

We do not plan to declare cash dividends in the foreseeable future. Any declaration of dividends is at the discretion of our Board of Directors. Our agreements governing our existing debt contain restrictions which limit our ability to pay dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

3.1*	Enova International, Inc. Restated Certificate of Incorporation

3.2	Enova International, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 17, 2017)

10.1*

Credit Agreement, dated May 25, 2023, among HWC Receivables 2023, LLC as Company, various lenders, Headway Capital, LLC as Originator and BNP Paribas as Administrative Agent and Collateral Agent and Deutsche Bank Trust Company Americas as Paying Agent

10.2	Amended and Restated Enova International, Inc. Nonqualified Savings Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 16, 2023)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2023	ENOVA INTERNATIONAL, INC.

	By:	/s/ Steven E. Cunningham
Steven E. Cunningham
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)