Form 10-Q
period 2023-09-30
Enova International, Inc.
filed 2023-10-25
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

29,868,766 of the Registrant’s common shares, $0.00001 par value, were outstanding as of October 20, 2023.

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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	September 30,		December 31,
	2023	2022	2022
Assets
Cash and cash equivalents(1)	$62,908	$87,727	$100,165
Restricted cash(1)	133,413	84,412	78,235
Loans and finance receivables at fair value(1)	3,321,062	2,765,123	3,018,528
Income taxes receivable	65,664	40,609	43,741
Other receivables and prepaid expenses(1)	58,624	59,470	66,267
Property and equipment, net	103,911	89,375	93,228
Operating lease right-of-use assets	15,984	20,273	19,347
Goodwill	279,275	279,275	279,275
Intangible assets, net	21,019	29,403	27,390
Other assets(1)	41,193	53,747	54,713
Total assets	$4,103,053	$3,509,414	$3,780,889
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses(1)	$275,160	$168,978	$198,320
Operating lease liabilities	27,136	35,320	33,595
Deferred tax liabilities, net	96,942	99,312	104,169
Long-term debt(1)	2,442,784	2,059,577	2,258,660
Total liabilities	2,842,022	2,363,187	2,594,744
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 45,140,504, 44,200,180 and 44,326,999 shares issued and 30,244,289, 31,628,122 and 31,220,928 outstanding as of September 30, 2023 and 2022 and December 31, 2022, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	274,053	245,092	251,878
Retained earnings	1,453,538	1,262,313	1,313,185
Accumulated other comprehensive loss	(7,203)	(7,255)	(5,990)
Treasury stock, at cost (14,896,215, 12,572,058 and 13,106,071 shares as of September 30, 2023 and 2022 and December 31, 2022, respectively)	(459,357)	(353,923)	(372,928)
Total stockholders’ equity	1,261,031	1,146,227	1,186,145
Total liabilities and stockholders’ equity	$4,103,053	$3,509,414	$3,780,889

(1) Includes amounts in wholly-owned, bankruptcy-remote special purpose subsidiaries (“VIEs”) presented separately in the table below.

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

	September 30,		December 31,
	2023	2022	2022
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$316	$420	$420
Restricted cash	114,633	66,169	65,546
Loans and finance receivables at fair value	2,174,602	1,444,229	1,699,698
Other receivables and prepaid expenses	1,331	16,058	17,413
Other assets	6,454	5,145	5,597
Total assets	$2,297,336	$1,532,021	$1,788,674
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$9,314	$6,085	$7,528
Long-term debt	1,556,367	1,130,431	1,329,009
Total liabilities	$1,565,681	$1,136,516	$1,336,537

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$551,360	$456,200	$1,534,047	$1,249,921
Change in Fair Value	(231,749)	(162,005)	(629,161)	(422,465)
Net Revenue	319,611	294,195	904,886	827,456
Operating Expenses
Marketing	116,508	101,278	292,234	286,000
Operations and technology	51,686	45,953	147,816	128,945
General and administrative	37,731	37,182	111,117	105,400
Depreciation and amortization	9,954	11,270	29,123	28,368
Total Operating Expenses	215,879	195,683	580,290	548,713
Income from Operations	103,732	98,512	324,596	278,743
Interest expense, net	(48,666)	(30,924)	(137,571)	(78,357)
Foreign currency transaction gain	179	363	8	70
Equity method investment (loss) income	(10)	(129)	(1,135)	6,522
Other nonoperating expenses	(25)	(230)	(279)	(1,321)
Income before Income Taxes	55,210	67,592	185,619	205,657
Provision for income taxes	13,925	15,884	45,266	49,105
Net income	$41,285	$51,708	$140,353	$156,552
Earnings Per Share
Earnings per common share:
Basic	$1.35	$1.62	$4.53	$4.80
Diluted	$1.29	$1.57	$4.35	$4.64
Weighted average common shares outstanding:
Basic	30,600	31,912	31,006	32,589
Diluted	31,902	32,966	32,269	33,772

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$41,285	$51,708	$140,353	$156,552
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)(1)	(1,269)	(1,222)	1,040	(325)
Unrealized gain (loss) on investments, net of tax	54	1,448	(2,253)	1,610
Total other comprehensive gain (loss), net of tax	(1,215)	226	(1,213)	1,285
Comprehensive Income	$40,070	$51,934	$139,140	$157,837

(1) Net of tax (provision) benefit of $400 and $345 for the three months ended September 30, 2023 and 2022, respectively, and $(331) and $65 for the nine months ended September 30, 2023 and 2022, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at June 30, 2022	44,165	$—	$239,187	$1,210,605	$(7,481)	(11,982)	$(334,230)	$1,108,081
Stock-based compensation expense	—	—	5,457	—	—	—	—	5,457
Shares issued for vested RSUs	11	—	—	—	—	—	—	—
Shares issued for stock option exercises	24	—	448	—	—	—	—	448
Net income	—	—	—	51,708	—	—	—	51,708
Unrealized gain on investments, net of tax	—	—	—	—	1,448	—	—	1,448
Foreign currency translation loss, net of tax	—	—	—	—	(1,222)	—	—	(1,222)
Purchases of treasury shares, at cost	—	—	—	—	—	(590)	(19,693)	(19,693)
Balance at September 30, 2022	44,200	$—	$245,092	$1,262,313	$(7,255)	(12,572)	$(353,923)	$1,146,227

Balance at June 30, 2023	45,071	$—	$266,058	$1,412,253	$(5,988)	(14,201)	$(422,993)	$1,249,330
Stock-based compensation expense	—	—	7,075	—	—	—	—	7,075
Shares issued for vested RSUs	9	—	—	—	—	—	—	—
Shares issued for stock option exercises	61	—	920	—	—	—	—	920
Net income	—	—	—	41,285	—	—	—	41,285
Unrealized gain on investments, net of tax	—	—	—	—	54	—	—	54
Foreign currency translation loss, net of tax	—	—	—	—	(1,269)	—	—	(1,269)
Purchases of treasury shares, at cost	—	—	—	—	—	(695)	(36,364)	(36,364)
Balance at September 30, 2023	45,141	$—	$274,053	$1,453,538	$(7,203)	(14,896)	$(459,357)	$1,261,031

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2021	43,424	$—	$225,689	$1,105,761	$(8,540)	(9,280)	$(229,858)	$1,093,052
Stock-based compensation expense	—	—	15,957	—	—	—	—	15,957
Shares issued for vested RSUs	615	—	—	—	—	—	—	—
Shares issued for stock option exercises	161	—	3,446	—	—	—	—	3,446
Net income	—	—	—	156,552	—	—	—	156,552
Unrealized gain on investments, net of tax	—	—	—	—	1,610	—	—	1,610
Foreign currency translation loss, net of tax	—	—	—	—	(325)	—	—	(325)
Purchases of treasury shares, at cost	—	—	—	—	—	(3,292)	(124,065)	(124,065)
Balance at September 30, 2022	44,200	$—	$245,092	$1,262,313	$(7,255)	(12,572)	$(353,923)	$1,146,227

Balance at December 31, 2022	44,327	$—	$251,878	$1,313,185	$(5,990)	(13,106)	$(372,928)	$1,186,145
Stock-based compensation expense	—	—	19,280	—	—	—	—	19,280
Shares issued for vested RSUs	604	—	—	—	—	—	—	—
Shares issued for stock option exercises	210	—	2,895	—	—	—	—	2,895
Net income	—	—	—	140,353	—	—	—	140,353
Unrealized loss on investments, net of tax	—	—	—	—	(2,253)	—	—	(2,253)
Foreign currency translation gain, net of tax	—	—	—	—	1,040	—	—	1,040
Purchases of treasury shares, at cost	—	—	—	—	—	(1,790)	(86,429)	(86,429)
Balance at September 30, 2023	45,141	$—	$274,053	$1,453,538	$(7,203)	(14,896)	$(459,357)	$1,261,031

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$140,353	$156,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,123	28,368
Amortization of deferred loan costs and debt discount	6,736	3,999
Change in fair value of loans and finance receivables	622,939	417,779
Stock-based compensation expense	19,280	15,957
Loss on sale of subsidiary	—	4,388
Incomplete transaction costs	—	710
Loss on early extinguishment of debt	279	—
Operating leases, net	(3,096)	(2,839)
Deferred income taxes, net	(7,558)	12,442
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(34,682)	(12,240)
Other receivables and prepaid expenses and other assets	20,879	(19,086)
Accounts payable and accrued expenses	3,785	(20,556)
Current income taxes	54,543	39,386
Net cash provided by operating activities	852,581	624,860
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(3,016,211)	(3,036,547)
Loans and finance receivables repaid	2,121,201	1,836,157
Capitalization of software development costs and purchases of fixed assets	(33,429)	(33,290)
Sale of a subsidiary	—	8,713
Net cash used in investing activities	(928,439)	(1,224,967)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	267,000	139,000
Repayments under revolving line of credit	(232,000)	(30,000)
Borrowings under securitization facilities	859,424	592,137
Repayments under securitization facilities	(629,437)	(28,280)
Repayments of senior notes	(79,891)	—
Debt issuance costs paid	(7,993)	(6,392)
Proceeds from exercise of stock options	2,895	3,446
Treasury shares purchased	(86,429)	(124,065)
Net cash provided by financing activities	93,569	545,846
Effect of exchange rates on cash, cash equivalents and restricted cash	210	517
Net increase (decrease) in cash, cash equivalents and restricted cash	17,921	(53,744)
Cash, cash equivalents and restricted cash at beginning of year	178,400	225,883
Cash, cash equivalents and restricted cash at end of period	$196,321	$172,139

Supplemental Disclosures
Non-cash renewal of loans and finance receivables	$378,768	$239,987

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

The consolidated financial statements presented as of September 30, 2023 and 2022 and for the three and nine-month periods ended September 30, 2023 and 2022 are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results for such interim periods. Operating results for the three and nine-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	September 30,
	2023	2022
Cash and cash equivalents	$62,908	$87,727
Restricted cash	133,413	84,412
Total cash, cash equivalents and restricted cash	$196,321	$172,139

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

On February 24, 2021, the Company contributed the platform-as-service business assumed in the OnDeck acquisition to Linear Financial Technologies Holding LLC (“Linear”) in exchange for ownership units in that entity. The Company records its interest in Linear under the equity method of accounting. As of September 30, 2023 and 2022 and December 31, 2022, the carrying value of the Company’s investment in Linear was $16.1 million, $18.2 million and $18.3 million, respectively, which the Company has included in “Other assets” on the consolidated balance sheets.

In December 2021, the Company sold a portion of its interest in On Deck Capital Australia PTY LTD (“OnDeck Australia”). Prior to this, the Company had consolidated the financial position and results of operations of OnDeck Australia under the voting interest model. Subsequent to the transaction, the Company owns a 20% equity interest in OnDeck Australia and no longer has control over the entity; as such, the Company has deconsolidated OnDeck Australia from its financial statements and now records its interest under the equity method of accounting. As of September 30, 2023 and 2022 and December 31, 2022, the carrying value of the Company’s investment in OnDeck Australia was $0.0 million, $1.2 million and $1.1 million, respectively, which the Company has included in “Other assets” on the consolidated balance sheets.

Equity method income has been included in “Equity method investment (loss) income” in the consolidated income statements.

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

2. Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three and nine months ended September 30, 2023 and 2022 was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Consumer loans and finance receivables revenue	$347,898	$277,096	$931,173	$778,686
Small business loans and finance receivables revenue	195,226	172,721	580,141	455,224
Total loans and finance receivables revenue	543,124	449,817	1,511,314	1,233,910
Other	8,236	6,383	22,733	16,011
Total revenue	$551,360	$456,200	$1,534,047	$1,249,921

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans and Finance Receivables at Fair Value

The components of Company-owned loans and finance receivables at September 30, 2023 and 2022 and December 31, 2022 were as follows (dollars in thousands):

	As of September 30, 2023
		Small
	Consumer	Business	Total
Principal balance - accrual	$950,696	$1,674,473	$2,625,169
Principal balance - non-accrual	127,532	151,985	279,517
Total principal balance	1,078,228	1,826,458	2,904,686

Accrued interest and fees	104,541	28,677	133,218

Loans and finance receivables at fair value - accrual	1,275,019	1,966,043	3,241,062
Loans and finance receivables at fair value - non-accrual	11,311	68,689	80,000
Loans and finance receivables at fair value	$1,286,330	$2,034,732	$3,321,062
Difference between principal balance and fair value	$208,102	$208,274	$416,376

	As of September 30, 2022
		Small
	Consumer	Business	Total
Principal balance - accrual	$874,800	$1,495,864	$2,370,664
Principal balance - non-accrual	97,520	84,425	181,945
Total principal balance	972,320	1,580,289	2,552,609

Accrued interest and fees	67,472	10,456	77,928

Loans and finance receivables at fair value - accrual	1,048,516	1,667,639	2,716,155
Loans and finance receivables at fair value - non-accrual	7,689	41,279	48,968
Loans and finance receivables at fair value	$1,056,205	$1,708,918	$2,765,123
Difference between principal balance and fair value	$83,885	$128,629	$212,514

	As of December 31, 2022
		Small
	Consumer	Business	Total
Principal balance - accrual	$857,682	$1,656,312	$2,513,994
Principal balance - non-accrual	108,071	117,099	225,170
Total principal balance	965,753	1,773,411	2,739,164

Accrued interest and fees	74,764	23,871	98,635

Loans and finance receivables at fair value - accrual	1,073,100	1,878,253	2,951,353
Loans and finance receivables at fair value - non-accrual	9,962	57,213	67,175
Loans and finance receivables at fair value	$1,083,062	$1,935,466	$3,018,528
Difference between principal balance and fair value	$117,309	$162,055	$279,364

As of September 30, 2023 and 2022 and December 31, 2022, the aggregate fair value of loans and finance receivables that were 90 days or more past due was $20.1 million, $5.7 million and $8.2 million, respectively, of which, $19.6 million, $5.7 million and $8.0 million, respectively, was in non-accrual status. The aggregate unpaid principal balance for loans and finance receivables that were 90 days or more past due was $44.7 million, $12.5 million and $17.9 million, respectively.

Changes in the fair value of Company-owned loans and finance receivables during the three and nine months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30, 2023
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,168,044	$1,924,401	$3,092,445
Originations or acquisitions(1)	464,403	782,685	1,247,088
Interest and fees(2)	347,898	195,226	543,124
Repayments	(518,261)	(812,588)	(1,330,849)
Charge-offs, net(3)	(178,902)	(99,001)	(277,903)
Net change in fair value(3)	4,136	44,009	48,145
Effect of foreign currency translation	(988)	—	(988)
Balance at end of period	$1,286,330	$2,034,732	$3,321,062

	Three Months Ended September 30, 2022
		Small
	Consumer	Business	Total
Balance at beginning of period	$989,128	$1,471,723	$2,460,851
Originations or acquisitions(1)	380,676	806,739	1,187,415
Interest and fees(2)	277,096	172,721	449,817
Repayments	(454,821)	(717,603)	(1,172,424)
Charge-offs, net(3)	(167,762)	(43,778)	(211,540)
Net change in fair value(3)	32,116	19,116	51,232
Effect of foreign currency translation	(228)	—	(228)
Balance at end of period	$1,056,205	$1,708,918	$2,765,123

	Nine Months Ended September 30, 2023
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,083,062	$1,935,466	$3,018,528
Originations or acquisitions(1)	1,130,467	2,264,507	3,394,974
Interest and fees(2)	931,173	580,141	1,511,314
Repayments	(1,453,237)	(2,527,806)	(3,981,043)
Charge-offs, net(3)	(466,372)	(258,988)	(725,360)
Net change in fair value(3)	61,009	41,412	102,421
Effect of foreign currency translation	228	—	228
Balance at end of period	$1,286,330	$2,034,732	$3,321,062

	Nine Months Ended September 30, 2022
		Small
	Consumer	Business	Total
Balance at beginning of period	$890,144	$1,074,546	$1,964,690
Originations or acquisitions(1)	1,131,821	2,144,713	3,276,534
Interest and fees(2)	778,686	455,224	1,233,910
Repayments	(1,359,294)	(1,933,277)	(3,292,571)
Charge-offs, net(3)	(439,510)	(92,505)	(532,015)
Net change in fair value(3)	54,019	60,217	114,236
Effect of foreign currency translation	339	—	339
Balance at end of period	$1,056,205	$1,708,918	$2,765,123

(1) Originations or acquisitions is presented on a cost basis.

(2) Included in “Revenue” in the consolidated statements of income.

(3) Included in “Change in Fair Value” in the consolidated statements of income.

Guarantees of Consumer Loans

In connection with its CSO program, the Company guarantees consumer loan payment obligations to an unrelated third-party lender for consumer loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of September 30, 2023 and 2022 and December 31, 2022, the consumer loans guaranteed by the Company had an estimated fair value of $18.7 million, $16.1 million and $16.3 million, respectively, and an outstanding principal balance of $13.7 million, $11.8 million and $12.9 million, respectively. As of September 30, 2023 and 2022 and December 31, 2022,

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the amount of consumer loans, including principal, fees and interest, guaranteed by the Company was $16.5 million, $14.3 million and $15.6 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

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

Lease expenses for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease cost	$1,138	$2,001	$3,852	$5,844
Variable lease cost	408	356	810	595
Short-term lease cost	219	84	744	168
Sublease income	(57)	(45)	(170)	(184)
Total lease cost	$1,708	$2,396	$5,236	$6,423

Future minimum lease payments as of September 30, 2023 are as follows (in thousands):

Year	Amount
2023	$657
2024	3,341
2025	3,401
2026	3,723
2027	4,988
Thereafter	28,254
Total lease payments	$44,364
Less: interest	17,228
Present value of lease liabilities	$27,136

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The weighted average remaining lease term and discount rate as of September 30, 2023 and 2022 were as follows:

	September 30,		December 31,
	2023	2022	2022
Weighted average remaining lease term (years)
Operating leases	8.5	4.8	4.5
Weighted average discount rate
Operating leases	9.00%	10.08%	10.12%

Supplemental cash flow disclosures related to leases for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,874	$2,585	$7,032	$8,149
Noncash transactions related to adjustments to lease liability and right-of-use asset
Operating leases	—	—	(2,969)	—

4. Long-term debt

The Company’s long-term debt instruments and balances outstanding as of September 30, 2023 and 2022 and December 31, 2022, including maturity date, weighted average interest rate and borrowing capacity as of September 30, 2023, were as follows (dollars in thousands):

			Weighted			Outstanding
			average	Borrowing		September 30,		December 31,
	Maturity date		interest rate(1)	capacity		2023	2022	2022
Funding Debt:
2018-1 Securitization Facility	March 2027	(2)	9.57%	$200,000		$47,148	$175,000	$192,717
2018-2 Securitization Facility	July 2025	(3)	9.67%	94,643		94,643	189,327	179,654
2019-A Securitization Notes	June 2026		—	—		—	276	—
NCR 2022 Securitization Facility	October 2026	(4)	10.07%	125,000		37,246	—	43,958
ODR 2021-1 Securitization Facility	November 2024	(5)	8.27%	233,333		86,331	169,000	197,167
ODR 2022-1 Securitization Facility	June 2025	(6)	8.20%	420,000		277,699	62,000	187,000
RAOD Securitization Facility	November 2025	(7)	8.13%	230,263		107,110	236,842	230,263
HWCR 2023 Securitization Facility	May 2026	(8)	9.76%	287,214		287,214	—	—
ODAST III Securitization Notes	May 2027	(9)	2.07%	300,000		300,000	300,000	300,000
2023-A Securitization Notes	December 2027		7.78%	98,349		98,349	—	—
ODAS IV Securitization Notes	August 2030		7.66%	227,051		227,051	—	—
Total funding debt			7.38%	$2,215,853		$1,562,791	$1,132,445	$1,330,759
Corporate Debt:
8.50% senior notes due 2024	September 2024		8.50%	$169,936		$169,936	$250,000	$250,000
8.50% senior notes due 2025	September 2025		8.50%	375,000		375,000	375,000	375,000
Revolving line of credit	June 2026		8.82%	440,000	(10)	344,000	309,000	309,000
Total corporate debt			8.62%	$984,936		$888,936	$934,000	$934,000
Less: Long-term debt issuance costs						$(7,125)	$(5,732)	$(5,112)
Less: Debt discounts						(1,818)	(1,136)	(987)
Total long-term debt						$2,442,784	$2,059,577	$2,258,660

(1) The weighted average interest rate is determined based on the rates and principal balances on September 30, 2023. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

(2) The period during which new borrowings may be made under this facility expires in March 2025.

(3) The period during which new borrowings could be made under this facility expired in July 2023.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(10) The Company had outstanding letters of credit under the Revolving line of credit of $0.8 million as of each of the periods ended September 30, 2023 and 2022 and December 31, 2022.

Weighted average interest rates on long-term debt were 8.10% and 6.07% during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and 2022 and December 31, 2022, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreements.

Recent Updates to Debt Facilities

ODAS IV Securitization Notes

On July 27, 2023, OnDeck Asset Securitization IV, LLC (“ODAS IV”), a wholly-owned indirect subsidiary of the Company, issued $227.1 million in initial principal amount of Series 2023-1 Fixed Rate Asset-Backed Notes (the “ODAS IV Securitization Notes”) in a private securitization transaction. The ODAS IV Securitization Notes have a legal final payment date in August 2030 and were issued in three classes with initial principal amounts and fixed interest rates per annum as follows: Class A notes of $143.8 million at 7.00%, Class B notes of $56.3 million at 8.25%, and Class C notes of $27.0 million at 9.93%. Collateral for the ODAS IV Securitization Notes consists of, among other things, a revolving pool of small business loans originated or purchased by ODK Capital, LLC (“ODK”), which is a wholly-owned indirect subsidiary of the Company. ODAS IV used the net proceeds of the private offering to purchase small business loans from ODK that were pledged as collateral for the ODAS IV Securitization Notes and to fund a reserve account. ODK is the servicer of the loans securing the ODAS IV Securitization Notes. ODAS IV is the sole obligor of the ODAS IV Securitization Notes, which are not obligations of, or guaranteed by, the Company or ODK. The Company will use the proceeds it receives from ODAS IV for general corporate purposes. The ODAS IV Securitization Notes were offered and sold to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act.

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

The HWCR 2023 Securitization Facility has Class A and Class B revolving commitments of $215.0 million and $72.2 million, respectively, which are required to be secured by eligible securitization receivables. The HWCR 2023 Securitization Facility is non-recourse to the Company and matures three years after the HWCR 2023 Closing Date. As of September 30, 2023, the total outstanding amount of the HWCR 2023 Securitization Facility was $287.2 million.

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

The 2023-A Notes were offered and sold only to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act.

8.50% Senior Notes Due 2025

On September 26, 2023, the Company commenced a solicitation of consents (the “Consent Solicitation”) from holders of its outstanding 8.50% senior notes due 2025 (the “2025 Senior Notes”) to amend the restricted payments covenant in the 2025 Senior Notes indenture in order to increase by up to $200.0 million the Company’s ability to make restricted payments in connection with share repurchases and for other corporate purposes, so long as, immediately after giving pro forma effect to the making of such restricted payment, the debt to tangible common equity ratio of the Company does not exceed 4.5 to 1.0. On October 3, 2023, the consents of the holders of more than 50% of the aggregate principal amount of the 2025 Senior Notes outstanding were received; accordingly, the supplemental indenture effecting the amendment became effective on October 4, 2023. In accordance with the terms of the Consent Solicitation, the Company made a cash payment of $5.4 million on October 5, 2023, representing a fee of 1.5% of principal, to holders of the 2025 Senior Notes that provided timely consent. This fee will be deferred and amortized over the remaining life of the 2025 Senior Notes.

8.50% Senior Notes Due 2024

During the three and nine months ended September 30, 2023, the Company repurchased $10.5 million and $80.1 million of principal amount of the 8.50% senior notes due 2024, respectively, for an aggregate cash consideration of $10.4 million and $79.9 million plus accrued interest, respectively. In connection with these purchases, the Company recorded a loss on early extinguishment of debt of $25 thousand and $0.3 million ($0.2 million, net of tax) during the three and nine months ended September 30, 2023, respectively, which is included in “Other nonoperating expenses” in the consolidated statements of income.

5. Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2023 was 24.4%, compared to 23.9% for the nine months ended September 30, 2022. The increase is primarily attributable to additional interest expense on unrecognized tax benefits, partially offset by excess tax benefits on stock compensation due to stock price appreciation.

As of September 30, 2023, the balance of unrecognized tax benefits, inclusive of interest and penalties, was $164.1 million, which is included in “Accounts payable and accrued expenses” on the consolidated balance sheet. This balance consists of a temporary component of $149.1 million, for which there is an equal and offsetting deferred tax asset, and a permanent component of $15.0 million, which, if recognized, would favorably affect the effective tax rate in the period of recognition. The Company had $73.0 million and $87.7 million of unrecognized tax benefits as of September 30, 2022 and December 31, 2022, respectively. Based on the expiration of the statute of limitations for certain jurisdictions, the Company believes it is reasonably possible that, within the next twelve months, unrecognized tax benefits could decrease by approximately $6.1 million. The Company believes that it has adequately accounted for any material tax uncertainties in its existing reserves for all open tax years.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

6. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the treasury share method, by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the period. Restricted stock units issued under the Company’s stock-based employee compensation plans are included in diluted shares upon the granting of the awards even though the vesting of shares will occur over time.

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net income	$41,285	$51,708	$140,353	$156,552
Denominator:
Total weighted average basic shares	30,600	31,912	31,006	32,589
Shares applicable to stock-based compensation	1,302	1,054	1,263	1,183
Total weighted average diluted shares	31,902	32,966	32,269	33,772
Earnings per common share:
Earnings per common share – basic	$1.35	$1.62	$4.53	$4.80
Earnings per common share – diluted	$1.29	$1.57	$4.35	$4.64

For the three months ended September 30, 2023 and 2022, 291,665 and 429,715 shares of common stock underlying stock options, respectively, and 1,851 and 456,205 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. For the nine months ended September 30, 2023 and 2022, 315,218 and 326,898 shares of common stock underlying stock options, respectively, and 312,703 and 409,389 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

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

Geographic Information

The following table presents the Company’s revenue by geographic region for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue
United States	$542,426	$452,976	$1,514,494	$1,239,670
Other international countries	8,934	3,224	19,553	10,251
Total revenue	$551,360	$456,200	$1,534,047	$1,249,921

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $103.9 million, $89.4 million and $93.2 million at September 30, 2023 and 2022 and December 31, 2022, respectively. The operations for the Company’s businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

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

9. Related Party Transactions

In October 2019, the Company announced its intent to exit its operations in the U.K. market, and Grant Thornton LLP, a licensed U.K. insolvency practitioner, was appointed as administrators (“Administrators”) to take control of management of the U.K. businesses. The effect of the U.K. businesses’ entry into administration was to place their management, affairs, business and property under the direct control of the Administrators. The Company entered into a service agreement with the Administrators under which the Company provided certain administrative, technical and other services in exchange for compensation by the Administrators. The agreement expired on July 8, 2022 and was not extended beyond that date. During the three months ended September 30, 2022, the Company recorded $0.1 million in revenue related to these services. As of September 30, 2022, there were no outstanding balances between the Administrators and the Company.

On February 24, 2021, the Company contributed the platform-as-service business assumed in the OnDeck acquisition to Linear in exchange for ownership units in that entity. The Company records its interest in Linear under the equity method of accounting. As of September 30, 2023 and 2022 and December 31, 2022, there was no outstanding balance between Linear and the Company.

In December 2021, the Company divested a portion of its interest in OnDeck Australia and began recording its remaining interest utilizing the equity method of accounting. As of September 30, 2023 and 2022 and December 31, 2022, the Company had a due from affiliate balance of $0.1 million, $0.1 million and $0.2 million, respectively, related to OnDeck Australia.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

During the three and nine months ended September 30, 2023 and 2022, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and 2022 and December 31, 2022 are as follows (dollars in thousands):

	September 30,	Fair Value Measurements Using
	2023	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$1,286,330	$—	$—	$1,286,330
Small business loans and finance receivables(1)(2)	2,034,732	—	—	2,034,732
Non-qualified savings plan assets(3)	7,280	7,280	—	—
Investment in trading security(4)	7,380	7,380	—	—
Total	$3,335,722	$14,660	$—	$3,321,062

	September 30,	Fair Value Measurements Using
	2022	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$1,056,205	$—	$—	$1,056,205
Small business loans and finance receivables(1)(2)	1,708,918	—	—	1,708,918
Non-qualified savings plan assets(3)	5,485	5,485	—	—
Investment in trading security(4)	16,573	16,573	—	—
Total	$2,787,181	$22,058	$—	$2,765,123

	December 31,	Fair Value Measurements Using
	2022	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$1,083,062	$—	$—	$1,083,062
Small business loans and finance receivables(1)(2)	1,935,466	—	—	1,935,466
Non-qualified savings plan assets(3)	5,884	5,884	—	—
Investment in trading security(4)	17,406	17,406	—	—
Total	$3,041,818	$23,290	$—	$3,018,528

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) Consumer and small business loans and finance receivables are included in “Loans and finance receivables at fair value” in the consolidated balance sheets.

(2) Consumer loans and finance receivables include $428.4 million, $473.0 million and $528.8 million in assets of consolidated VIEs as of September 30, 2023 and 2022 and December 31, 2022, respectively. Small business loans and finance receivables include $1,746.2 million, $971.2 million and $1,170.9 million in assets of consolidated VIEs as of September 30, 2023 and 2022 and December 31, 2022, respectively.

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

The Company had no liabilities measured at fair value on a recurring basis as of September 30, 2023 and 2022 and December 31, 2022.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At September 30, 2023 and 2022 and December 31, 2022, there were no assets or liabilities recorded at fair value on a non-recurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of September 30, 2023 and 2022 and December 31, 2022 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	September 30,	Fair Value Measurements Using
	2023	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$62,908	$62,908	$—	$—
Restricted cash (1)	133,413	133,413	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$203,239	$196,321	$—	$6,918
Financial liabilities:
Revolving line of credit	$344,000	$—	$—	$344,000
Securitization notes	1,560,973	—	1,548,275	—
8.50% senior notes due 2024	169,936	—	169,054	—
8.50% senior notes due 2025	375,000	—	366,548	—
Total	$2,449,909	$—	$2,083,877	$344,000

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Balance at
	September 30,	Fair Value Measurements Using
	2022	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$87,727	$87,727	$—	$—
Restricted cash (1)	84,412	84,412	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$179,057	$172,139	$—	$6,918
Financial liabilities:
Revolving line of credit	$309,000	$—	$—	$309,000
Securitization notes	1,131,310	—	1,106,389	—
8.50% senior notes due 2024	250,000	—	232,958	—
8.50% senior notes due 2025	375,000	—	326,929	—
Total	$2,065,310	$—	$1,666,276	$309,000

	Balance at
	December 31,	Fair Value Measurements Using
	2022	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$100,165	$100,165	$—	$—
Restricted cash (1)	78,235	78,235	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$185,318	$178,400	$—	$6,918
Financial liabilities:
Revolving line of credit	$309,000	$—	$—	$309,000
Securitization notes	1,329,772	—	1,304,702	—
8.50% senior notes due 2024	250,000	—	237,185	—
8.50% senior notes due 2025	375,000	—	346,523	—
Total	$2,263,772	$—	$1,888,410	$309,000

(1) Restricted cash includes $114.6 million, $66.2 million and $65.5 million in assets of consolidated VIEs as of September 30, 2023 and 2022 and December 31, 2022, respectively.

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

Amendment to Revolving Credit Facility

On October 19, 2023, the Company and certain of its subsidiaries amended their existing secured revolving credit agreement by entering into the First Amendment to Amended and Restated Credit Agreement (the “First Amendment”) with Bank of Montreal, as administrative agent and collateral agent, and the lenders party thereto. Among other changes, the First Amendment increased the total commitment amount from $440.0 million to $515.0 million. There is no change to the interest rate or maturity date.

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

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services. In 2022, we extended approximately $4.5 billion in credit or financing to borrowers and for the nine months ended September 30, 2023, we extended approximately $3.4 billion in credit or financing to borrowers. As of September 30, 2023, we offered or arranged loans or draws on lines of credit to consumers in 37 states in the United States and Brazil. We also offered financing to small businesses in 47 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through September 30, 2023, we have completed approximately 60.2 million customer transactions and collected more than 60 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years, having expanded the markets we serve and the financing products we offer. These financing products include installment loans and line of credit accounts.

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

•
Line of credit accounts. Certain subsidiaries directly offer, or purchase a participation interest in receivables through our Bank Programs, new consumer line of credit accounts in 31 states (and continue to service existing line of credit accounts in two additional states) in the United States. Line of credit accounts allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit, which ranges between $100 and $7,000. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with the terms of the line of credit account. The repayment period varies depending upon certain factors, which may include outstanding principal and differences in minimum payment calculations by product. Customers are typically charged a fee when funds are drawn and subsequently incur fee- or interest-based charges at a fixed rate, depending upon the product and the state in which the customer resides. The average annualized yield for these products was 212% for the year ended December 31, 2022.

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

OUR MARKETS

We currently provide our services in the following countries:

•
United States. We began our online business in the United States in May 2004. As of September 30, 2023, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, OnDeck at www.ondeck.com, Headway Capital at www.headwaycapital.com and Pangea at www.pangeamoneytransfer.com.
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

On October 6, 2017, the CFPB issued its final rule entitled “Payday, Vehicle Title, and Certain High-Cost Installment Loans” (the “Small Dollar Rule”), which covers certain consumer loans that we offer. The Small Dollar Rule requires that lenders who make short-term loans and longer-term loans with balloon payments reasonably determine consumers’ ability to repay the loans according to their terms before issuing the loans. The Small Dollar Rule also introduces new limitations on repayment processes for those lenders as well as lenders of other longer-term loans with an annual percentage rate greater than 36 percent that include an ACH authorization or similar payment provision. If a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. For loans covered by the Small Dollar Rule, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed withdrawal attempts. On June 7, 2019, the CFPB issued a final rule to set the compliance date for the mandatory underwriting provisions of the Small Dollar Rule to November 19, 2020. On July 7, 2020, the CFPB issued a final rule rescinding the ability-to-repay

(“ATR”) provisions of the Small Dollar Rule along with related provisions, such as the establishment of registered information systems for checking ATR and reporting loan activity. The payment provisions of the Small Dollar Rule remain in place. In April 2018, an action was filed against the CFPB making a constitutional challenge to the Small Dollar Rule. On October 19, 2022, a three-judge panel of the Fifth Circuit U.S. Circuit Court of Appeals ruled that the funding structure of the CFPB is unconstitutional and vacated the Small Dollar Rule. On November 14, 2022, the CFPB filed a Petition for Writ of Certiorari with the U.S. Supreme Court to review the Fifth Circuit ruling. The Supreme Court granted the Petition on February 27, 2023 but declined to expedite the proceeding. The Supreme Court heard oral arguments on October 3, 2023. If the Small Dollar Rule does become effective in its current proposed form, we will need to make certain changes to our payment processes and customer notifications in our U.S. consumer lending business.

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

Minnesota Commerce Omnibus Bill

In May 2023, the Governor of Minnesota signed into law a bill that caps the APR on consumer small loans and consumer short-term loans at a 50% all-in APR and expressly provides for predominant economic interest and totality of the circumstance tests for true lender purposes. The bill defines "consumer small loan" as a consumer-purpose unsecured loan equal to or less than $350 that must be repaid in a single installment. The bill defines a "consumer short-term loan" as a loan to a borrower which has a principal amount, or an advance on a credit limit, of $1,300 or less and requires a minimum payment of more than 25% of the principal balance or credit advance within 60 days. The bill requires the lender to perform an ability to pay analysis if the all-in APR on a consumer small loan or consumer short-term loan exceeds 36%. The bill also codifies a predominant economic interest test for bank service arrangements whereby a broker or servicer with a predominant economic interest in a loan is considered to be the “true lender” for purposes of applying the rate cap. The law will take effect on January 1, 2024 and applies to loans or advances originated on or after that date. We do not expect the changes brought about by this law to have a material impact on our consolidated financial statements.

New Mexico HB 132

In March 2022, the Governor of New Mexico signed into law HB 132, a bill that imposes a 36% rate cap on loans up to $10,000. Additionally, HB 132 provides for the application of a predominant economic interest test for bank service arrangements whereby a broker or servicer with a predominant economic interest in a loan is considered to be the “true lender” for purposes of applying the 36% rate cap. The law took effect on January 1, 2023. The changes brought about by this law do not have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Highlights

Our financial results for the three-month period ended September 30, 2023, or the current quarter, are summarized below.

•
Consolidated total revenue increased $95.2 million, or 20.9%, to $551.4 million in the current quarter compared to $456.2 million for the three months ended September 30, 2022, or the prior year quarter.
•
Consolidated net revenue was $319.6 million in the current quarter compared to $294.2 million in the prior year quarter.
•
Consolidated income from operations increased $5.2 million, or 5.3%, to $103.7 million in the current quarter compared to $98.5 million in the prior year quarter.
•
Consolidated net income was $41.3 million in the current quarter compared to $51.7 million in the prior year quarter. Consolidated diluted income per share was $1.29 in the current quarter compared to $1.57 in the prior year quarter.

Overview

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Loans and finance receivables revenue	$543,124	$449,817	$1,511,314	$1,233,910
Other	8,236	6,383	22,733	16,011
Total Revenue	551,360	456,200	1,534,047	1,249,921
Change in Fair Value	(231,749)	(162,005)	(629,161)	(422,465)
Net Revenue	319,611	294,195	904,886	827,456
Operating Expenses
Marketing	116,508	101,278	292,234	286,000
Operations and technology	51,686	45,953	147,816	128,945
General and administrative	37,731	37,182	111,117	105,400
Depreciation and amortization	9,954	11,270	29,123	28,368
Total Operating Expenses	215,879	195,683	580,290	548,713
Income from Operations	103,732	98,512	324,596	278,743
Interest expense, net	(48,666)	(30,924)	(137,571)	(78,357)
Foreign currency transaction gain	179	363	8	70
Equity method investment (loss) income	(10)	(129)	(1,135)	6,522
Other nonoperating expenses	(25)	(230)	(279)	(1,321)
Income before Income Taxes	55,210	67,592	185,619	205,657
Provision for income taxes	13,925	15,884	45,266	49,105
Net income	$41,285	$51,708	$140,353	$156,552
Earnings per common share - diluted	$1.29	$1.57	$4.35	$4.64

Revenue
Loans and finance receivables revenue	98.5%	98.6%	98.5%	98.7%
Other	1.5	1.4	1.5	1.3
Total Revenue	100.0	100.0	100.0	100.0
Change in Fair Value	(42.0)	(35.5)	(41.0)	(33.8)
Net Revenue	58.0	64.5	59.0	66.2
Operating Expenses
Marketing	21.1	22.2	19.1	22.9
Operations and technology	9.4	10.1	9.6	10.3
General and administrative	6.9	8.1	7.2	8.4
Depreciation and amortization	1.8	2.5	1.9	2.3
Total Operating Expenses	39.2	42.9	37.8	43.9
Income from Operations	18.8	21.6	21.2	22.3
Interest expense, net	(8.8)	(6.8)	(9.0)	(6.3)
Foreign currency transaction gain	—	0.1	—	—
Equity method investment (loss) income	—	—	(0.1)	0.5
Other nonoperating expenses	—	(0.1)	—	(0.1)
Income before Income Taxes	10.0	14.8	12.1	16.4
Provision for income taxes	2.5	3.5	3.0	3.9
Net income	7.5%	11.3%	9.1%	12.5%

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

Since the onset of the COVID-19 pandemic in early 2020, there has been substantial volatility in the financial markets, which has impacted the valuation of our loans and finance receivables. In 2022 and thus far in 2023, views in the marketplace on the economy and its near-term prospects remain mixed with concerns on employment, inflation, and other macroeconomic trends. In certain situations, management concluded that the probability of future charge-offs or prepayments was different than what we had experienced in the past and, therefore, altered those assumptions in our fair value models. We continue to utilize this approach and have adjusted these assumptions where appropriate. From a discount rate perspective, over the course of 2022, we deemed it appropriate to increase the discount rates used in our valuation models, thereby lowering loan fair values, to be responsive to changes in the market and representative of what a market participant would use. The rates used in our models have been stable thus far in 2023. As of September 30, 2023, we deemed the resulting fair value of our loans and finance receivables to be an appropriate market-based exit price that considers current market conditions.

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$41,285	$51,708	$140,353	$156,552
Adjustments:
Lease termination and cease-use costs(a)	—	—	1,698	—
Equity method investment loss (income)(b)	10	129	1,135	(6,194)
Other nonoperating expenses(c)	25	230	279	1,321
Intangible asset amortization	2,014	2,014	6,371	6,041
Stock-based compensation expense	7,075	5,457	19,280	15,957
Foreign currency transaction gain	(179)	(363)	(8)	(70)
Cumulative tax effect of adjustments	(2,228)	(1,871)	(7,163)	(3,174)
Adjusted earnings	$48,002	$57,304	$161,945	$170,433

Diluted earnings per share	$1.29	$1.57	$4.35	$4.64
Adjustments:
Lease termination and cease-use costs	—	—	0.05	—
Equity method investment loss (income)	—	—	0.03	(0.18)
Other nonoperating expenses	—	0.01	0.01	0.04
Intangible asset amortization	0.06	0.06	0.20	0.18
Stock-based compensation expense	0.22	0.17	0.60	0.47
Foreign currency transaction gain	—	(0.01)	—	—
Cumulative tax effect of adjustments	(0.07)	(0.06)	(0.22)	(0.10)
Adjusted earnings per share	$1.50	$1.74	$5.02	$5.05

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

(c) In the first and second quarters of 2023, we recorded other nonoperating expenses of $0.1 million ($0.1 million net of tax) in each quarter related to early extinguishment of debt. In the second and third quarters of 2022, we recorded other nonoperating expenses of $1.1 million ($0.8 million net of tax) and $0.2 million ($0.2 million net of tax) related to incomplete transactions, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$41,285	$51,708	$140,353	$156,552
Depreciation and amortization expenses	9,954	11,270	29,123	28,368
Interest expense, net	48,666	30,924	137,571	78,357
Foreign currency transaction gain	(179)	(363)	(8)	(70)
Provision for income taxes	13,925	15,884	45,266	49,105
Stock-based compensation expense	7,075	5,457	19,280	15,957
Adjustments:
Equity method investment loss (income)(a)	10	129	1,135	(6,522)
Other nonoperating expenses(b)	25	230	279	1,321
Adjusted EBITDA	$120,761	$115,239	$372,999	$323,068

Adjusted EBITDA margin calculated as follows:
Total Revenue	$551,360	$456,200	$1,534,047	$1,249,921
Adjusted EBITDA	120,761	115,239	372,999	323,068
Adjusted EBITDA as a percentage of total revenue	21.9%	25.3%	24.3%	25.8%

(a) In the second quarter of 2022, we recorded equity method investment income of $6.3 million ($3.6 million net of tax) that was comprised primarily of an $11.0 million gain generated on Linear's sale of its operating company, partially offset by a $4.4 million loss on the sale of OnDeck Canada.

(b) In the first and second quarters of 2023, we recorded other nonoperating expenses of $0.1 million ($0.1 million net of tax) in each quarter related to early extinguishment of debt. In the second and third quarters of 2022, we recorded other nonoperating expenses of $1.1 million ($0.8 million net of tax) and $0.2 million ($0.2 million net of tax) related to incomplete transactions, respectively.

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

THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2022

Revenue and Net Revenue

Revenue increased $95.2 million, or 20.9%, to $551.4 million for the current quarter as compared to $456.2 million for the prior year quarter. The increase was driven by a 25.6% increase in revenue from our consumer portfolio and a 13.0% increase in revenue from our small business portfolio as higher levels of originations have led to higher loan balances for both portfolios.

Net revenue for the current quarter was $319.6 million compared to $294.2 million for the prior year quarter. Our consolidated net revenue margin was 58.0% for the current quarter compared to 64.5% for the prior year quarter. The decrease in consolidated net revenue margin was driven primarily by normalization in our small business portfolio, which had an atypically high net revenue margin in the prior year quarter. Refer to “—Consumer Loans and Finance Receivables” and “—Small Business Loans and Finance Receivables” below for additional discussion of net revenue for the current quarter.

The following table sets forth the components of revenue and net revenue, separated by product for the current quarter and the prior year quarter (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$347,898	$277,096	$70,802	25.6%
Small business loans and finance receivables revenue	195,226	172,721	22,505	13.0
Total loans and finance receivables revenue	543,124	449,817	93,307	20.7
Other	8,236	6,383	1,853	29.0
Total revenue	551,360	456,200	95,160	20.9
Change in fair value	(231,749)	(162,005)	(69,744)	43.1
Net revenue	$319,611	$294,195	$25,416	8.6%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	63.1%	60.7%
Small business loans and finance receivables revenue	35.4	37.9
Total loans and finance receivables revenue	98.5	98.6
Other	1.5	1.4
Total revenue	100.0	100.0
Change in fair value	(42.0)	(35.5)
Net revenue	58.0%	64.5%

Revenue generated from the Company’s operations for the current quarter and the prior year quarter was as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Loan interest	$358,957	$337,535
Statement and draw fees on line of credit accounts	150,382	71,191
Other	42,021	47,474
Total Revenue	$551,360	$456,200

Loan and Finance Receivable Balances

The fair value of our loan and finance receivable portfolio in our consolidated financial statements was $3,321.1 million and $2,765.1 million as of September 30, 2023 and 2022, respectively. The outstanding principal balance of our loan and finance receivables portfolio was $2,904.7 million and $2,552.6 million as of September 30, 2023 and 2022, respectively. The fair value of the combined loan and finance receivables portfolio includes $18.7 million and $16.1 million with an outstanding principal balance of $13.7 million and $11.8 million of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of September 30, 2023 and 2022, respectively.

The consumer portfolio balance was 39.1% of our combined loan and finance receivable portfolio balance at fair value as of September 30, 2023, which is fairly stable compared to 38.6% as of September 30, 2022. Our small business portfolio of loans and finance receivables was 60.9% of our combined loan and finance receivable portfolio at fair value as of September 30, 2023, compared to 61.4% as of September 30, 2022. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables Measures” above for additional information related to combined loans and finance receivables.

The following tables summarize loan and finance receivable balances outstanding as of September 30, 2023 and 2022 (in thousands):

	As of September 30, 2023			As of September 30, 2022
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined	Owned(a)	Company(a)	Combined(b)
Consumer loans and finance receivables
Principal	$1,078,228	$13,684	$1,091,912	$972,320	$11,843	$984,163
Fair value	1,286,330	18,661	1,304,991	1,056,205	16,144	1,072,349
Fair value as a % of principal	119.3%	136.4%	119.5%	108.6%	136.3%	109.0%
Small business loans and finance receivables
Principal	$1,826,458	$—	$1,826,458	$1,580,289	$—	$1,580,289
Fair value	2,034,732	—	2,034,732	1,708,918	—	1,708,918
Fair value as a % of principal	111.4%	—%	111.4%	108.1%	—%	108.1%
Total loans and finance receivables
Principal	$2,904,686	$13,684	$2,918,370	$2,552,609	$11,843	$2,564,452
Fair value	3,321,062	18,661	3,339,723	2,765,123	16,144	2,781,267
Fair value as a % of principal	114.3%	136.4%	114.4%	108.3%	136.3%	108.5%

(a) GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by a third-party lender through the CSO program that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

At September 30, 2023 and 2022, the ratio of fair value as a percentage of principal was 114.3% and 108.3%, respectively, on company owned loans and finance receivables and 114.4% and 108.5%, respectively, on combined loans and finance receivables. These ratios increased compared to the prior year due primarily to an improvement in credit outlook on a substantial portion of our consumer and small business portfolios.

Average Amount Outstanding per Loan and Finance Receivable

The average amount outstanding per loan and finance receivable is calculated as the total combined loans and finance receivables, gross balance at the end of the period divided by the total number of combined loans and finance receivables outstanding at the end of the period. The following table shows the average amount outstanding per loan and finance receivable by product at September 30, 2023 and 2022:

	As of September 30,
	2023	2022
Average amount outstanding per loan and finance receivable(a)
Consumer loans and finance receivables(b)	$1,807	$2,156
Small business loans and finance receivables	37,414	37,670
Total loans and finance receivables(b)	4,282	4,980

(a) The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.

(b) Includes loans guaranteed by us, which represent loans originated by a third-party lender through the CSO program that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

The average amount outstanding per loan and finance receivable decreased to $4,282 from $4,980 during the current quarter compared to the prior year quarter, due primarily to a mix shift in our consumer portfolio to line of credit accounts, which generally have lower average outstanding balances compared to installment loans.

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

	Three Months Ended
	September 30,
	2023	2022
Average loan and finance receivable origination amount(a)
Consumer loans and finance receivables(b)(c)	$606	$717
Small business loans and finance receivables(c)	16,422	17,849
Total loans and finance receivables(b)	1,506	2,014

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

The average loan and finance receivable origination amount decreased to $1,506 from $2,014 during the current quarter compared to the prior year quarter, due primarily to a higher percentage of line of credit draws in comparison to installment loan originations, as the former are typically lower in average dollar amount.

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

The payment status of a customer, including the degree of any delinquency, is a significant factor in determining estimated charge-offs in the cash flow models that we use to determine fair value. The following table shows payment status on outstanding principal, interest and fees as of the end of each of the last five quarters (in thousands):

	2022		2023
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$2,630,537	$2,837,799	$2,785,235	$2,857,557	$3,037,904
Guaranteed by the Company(a)	14,330	15,644	12,841	16,972	16,533
Ending combined loan and finance receivables balance(b)	$2,644,867	$2,853,443	$2,798,076	$2,874,529	$3,054,437
> 30 days delinquent	147,688	190,119	198,011	221,540	242,126
> 30 days delinquency rate	5.6%	6.7%	7.1%	7.7%	7.9%

(a) Represents loans originated by a third-party lender through the CSO program that we have not yet purchased, which are not included in our consolidated balance sheets.

(b) Non-GAAP measure. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables Measures” above.

Consumer Loans and Finance Receivables

The following table includes financial information for our consumer loans and finance receivables. Delinquency metrics include principal, interest and fees, and only amounts that are past due (in thousands):

	2022		2023
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$972,320	$965,753	$908,087	$983,388	$1,078,228
Guaranteed by the Company(a)	11,843	12,937	10,549	14,199	13,684
Total combined loan and finance receivable principal balance(b)	$984,163	$978,690	$918,636	$997,587	$1,091,912
Consumer combined loan and finance receivable fair value balance:
Company owned	$1,056,205	$1,083,062	$1,062,867	$1,168,044	$1,286,330
Guaranteed by the Company(a)	16,144	16,257	13,901	19,115	18,661
Ending combined loan and finance receivable fair value balance(b)	$1,072,349	$1,099,319	$1,076,768	$1,187,159	$1,304,991
Fair value as a % of principal(b)(c)	109.0%	112.3%	117.2%	119.0%	119.5%
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$1,039,792	$1,040,517	$978,730	$1,068,742	$1,182,769
Guaranteed by the Company(a)	14,330	15,644	12,841	16,972	16,533
Ending combined loan and finance receivable balance(b)	$1,054,122	$1,056,161	$991,571	$1,085,714	$1,199,302
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$1,027,100	$1,038,389	$1,015,849	$1,017,061	$1,133,499
Guaranteed by the Company(a)(d)	14,421	15,050	14,206	14,627	17,681
Average combined loan and finance receivable balance(b)(d)	$1,041,521	$1,053,439	$1,030,055	$1,031,688	$1,151,180
Installment loans as percentage of average combined loan and finance receivable balance	68.4%	64.1%	58.9%	53.5%	46.4%
Line of credit accounts as percentage of average combined loan and finance receivable balance	31.6%	35.9%	41.1%	46.5%	53.6%

Revenue	$277,096	$286,347	$281,011	$302,264	$347,898
Change in fair value	(135,646)	(145,276)	(114,651)	(115,946)	(174,766)
Net revenue	141,450	141,071	166,360	186,318	173,132
Net revenue margin	51.0%	49.3%	59.2%	61.6%	49.8%

Combined loan and finance receivable originations and purchases	$395,527	$336,370	$291,203	$401,468	$478,501

Delinquencies:
> 30 days delinquent	$77,258	$86,884	$72,092	$73,829	$93,542
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	7.3%	8.2%	7.3%	6.8%	7.8%

Charge-offs:
Charge-offs (net of recoveries)	$167,762	$171,421	$156,272	$131,198	$178,902
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	16.1%	16.3%	15.2%	12.7%	15.5%

(a) Represents loans originated by a third-party lender through the CSO program that we have not yet purchased, which are not included in our consolidated balance sheets.

(b) Non-GAAP measure.

(c) Determined using period-end balances.

(d) The average combined loan and finance receivable balance is the average of the month-end balances during the period.

The ending balance, including principal and accrued fees/interest outstanding, of combined consumer loans and finance receivables at September 30, 2023 increased 13.8% to $1,199.3 million compared to $1,054.1 million at September 30, 2022, due primarily to originations outpacing repayments.

The percentage of loans greater than 30 days delinquent increased to 7.8% at September 30, 2023 from 7.3% at September 30, 2022 due primarily to a mix shift to line of credit accounts, which generally have higher yields and credit risk compared to our installment products. Charge-offs (net of recoveries) as a percentage of average combined loan balance decreased to 15.5% for the current quarter, compared to 16.1% for the prior year quarter due to stronger credit performance of the portfolio. Demand for our consumer loan products and services in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Lower originations, particularly to new customers, which typically default at a higher percentage than returning customers, generally result in lower delinquencies and charge-offs as the book is more seasoned.

Revenue related to our consumer loans and finance receivables was $347.9 million for the current quarter, compared to $277.1 million for the prior year quarter. The increase in revenue was driven primarily by growth in the overall portfolio. The net revenue margin related to our consumer loans and finance receivables was 49.8% for the current quarter, which is fairly stable compared to 51.0% for the prior year quarter.

The ratio of fair value as a percentage of principal on consumer loans and finance receivables was 119.5% at September 30, 2023, compared to 109.0% at September 30, 2022 and 119.0% at June 30, 2023. The increase from the prior year quarter was due primarily to a mix shift towards line of credit products, which generally have a higher fair value as a percentage of principal compared to installment loans, as well as improvements in credit outlook on the majority of the portfolio. Refer also to “Results of Operations—Valuation of Loans and Finance Receivables” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on loan valuation.

Small Business Loans and Finance Receivables

The following table includes financial information for our small business loans and finance receivables. Delinquency metrics include principal, interest, and fees, and only amounts that are past due (in thousands):

	2022		2023
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$1,580,289	$1,773,411	$1,791,973	$1,773,554	$1,826,458
Ending loan and finance receivable fair value balance	1,708,918	1,935,466	1,940,499	1,924,401	2,034,732
Fair value as a % of principal(a)	108.1%	109.1%	108.3%	108.5%	111.4%

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$1,590,745	$1,797,282	$1,806,505	$1,788,815	$1,855,135

Average loan and finance receivable balance(b)	$1,488,029	$1,684,617	$1,809,800	$1,800,700	$1,813,995
Installment loans as percentage of average combined loan and finance receivable balance	65.7%	64.6%	62.3%	59.1%	57.2%
Line of credit accounts as percentage of average combined loan and finance receivable balance	34.3%	35.4%	37.7%	40.9%	42.8%

Revenue	$172,721	$192,598	$194,456	$190,459	$195,226
Change in fair value	(24,662)	(49,099)	(80,404)	(82,180)	(54,992)
Net revenue	148,059	143,499	114,052	108,279	140,234
Net revenue margin	85.7%	74.5%	58.7%	56.9%	71.8%

Combined loan and finance receivable originations and purchases	$806,739	$825,563	$770,164	$711,659	$782,685

Delinquencies:
> 30 days delinquent	$70,430	$103,235	$125,919	$147,711	$148,584
> 30 days delinquent as a % of loan balance(a)	4.4%	5.7%	7.0%	8.3%	8.0%

Charge-offs:
Charge-offs (net of recoveries)	$43,778	$69,110	$76,215	$83,772	$99,001
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	2.9%	4.1%	4.2%	4.7%	5.5%
(a) Determined using period-end balances.

(b) The average loan and finance receivable balance is the average of the month-end balances during the period.

The ending balance, including principal and accrued fees/interest outstanding, of small business loans and finance receivables at September 30, 2023 increased 16.6% to $1,855.1 million compared to $1,590.7 million at September 30, 2022, due primarily to originations outpacing repayments.

The percentage of loans greater than 30 days delinquent was 8.0% at September 30, 2023, compared to 4.4% at September 30, 2022. Charge-offs (net of recoveries) as a percentage of average loan balance increased to 5.5% for the current quarter, compared to 2.9% in the prior year quarter. When compared to the pre-COVID-19 period, the credit performance of our small business portfolio was stronger in 2021 and into 2022 as the portfolio was more seasoned due to reductions in originations in response to the pandemic. Delinquency and charge-offs have since increased to more normal levels due to the acceleration in originations and macroeconomic pressures on our customers and their businesses.

Revenue related to our small business loans and finance receivables was $195.2 million for the current quarter, compared to $172.7 million for the prior year quarter. The increase in revenue was driven primarily by growth in the overall portfolio. The net revenue margin related to our small business loans and finance receivables was 71.8% for the current quarter, compared to 85.7% for the prior year quarter. The net revenue margin in the prior year quarter was elevated due to lower delinquency rates and lower than expected charge-offs as a result of portfolio seasoning and lower originations. The net revenue margin in the current quarter was more consistent with historical levels as credit performance has returned to more normalized levels. The net revenue margin in the current quarter is higher than the prior two sequential quarters due to improved performance of more recent vintages.

The ratio of fair value as a percentage of principal on small business loans and finance receivables was 111.4% at September 30, 2023, compared to 108.1% at September 30, 2022 and 108.5% at June 30, 2023. The increase from June 30, 2023 was due primarily to recent vintages, which have exhibited improved performance, being a higher percentage of the portfolio.

Total Operating Expenses

Total operating expenses increased $20.2 million, or 10.3%, to $215.9 million in the current quarter, compared to $195.7 million in the prior year quarter.

Marketing expense increased to $116.5 million in the current quarter compared to $101.3 million in the prior year quarter due primarily to growth in the overall business as well as higher online advertising costs intended to capture increasing market demand for both our consumer and small business loan products, partially offset by lower commissionable originations in our small business portfolio.

Operations and technology expense increased to $51.7 million in the current quarter compared to $45.9 million in the prior year quarter, due primarily to higher variable costs, particularly personnel and collection costs, due to the increase in originations and the size of the loan portfolio. As a percentage of revenue, operations and technology expense decreased to 9.4% in the current year quarter from 10.1% in the prior year quarter, as increased originations and revenues outpaced fixed costs.

General and administrative expense increased slightly to $37.7 million in the current quarter compared to $37.2 million in the prior year quarter, due largely to higher personnel costs, partially offset by lower occupancy and recruiting costs. As a percentage of revenue, general and administrative expense decreased to 6.9% in the current year quarter from 8.1% in the prior year quarter, as increased originations and revenues outpaced fixed costs.

Depreciation and amortization expense increased $1.3 million or 11.7% compared to the prior year quarter driven primarily by additional internally-developed software.

Nonoperating Items

Interest expense, net increased $17.8 million, or 57.4%, to $48.7 million in the current quarter compared to $30.9 million in the prior year quarter. The increase was due primarily to an increase in the average amount of debt outstanding, which increased $424.2 million to $2,357.2 million during the current quarter from $1,933.0 million during the prior year quarter, and an increase in the weighted average interest rate on our outstanding debt to 8.28% during the current quarter from 6.46% during the prior year quarter resulting from year-over-year increases in benchmark rates.

Provision for Income Taxes

The effective tax rate of 25.2% in the current quarter was higher than the 23.5% rate recorded in the prior year quarter due primarily to a beneficial rate change on the measurement of the net deferred tax liability in the prior year quarter, coupled with additional interest expense on uncertain tax positions booked in the current quarter, which was partially offset by larger excess tax benefits on stock compensation due to stock price appreciation.

As of September 30, 2023, the balance of unrecognized tax benefits, inclusive of interest and penalties, was $164.1 million, which is included in “Accounts payable and accrued expenses” in the consolidated balance sheet. This balance consists of a temporary component of $149.1 million, for which there is an equal and offsetting deferred tax asset, and a permanent component of $15.0 million, which, if recognized, would favorably affect the effective tax rate in the period of recognition. We had $73.0 million and $87.7 million of unrecognized tax benefits as of September 30, 2022 and December 31, 2022, respectively. Based on the expiration of the statute of limitations for certain jurisdictions, the Company believes it is reasonably possible that, within the next twelve months, unrecognized tax benefits could decrease by approximately $6.1 million. We believe that we have adequately accounted for any material tax uncertainties in our existing reserves for all open tax years.

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

Net Income

Net income decreased $10.4 million, or 20.2%, to $41.3 million during the current quarter compared to $51.7 million during the prior year quarter. The decrease was due primarily to higher interest expense as a result of an increase in the average amount of debt outstanding and an increase in the weighted average interest rate on our outstanding debt. The increase in interest expense was partially offset by an increase in income from operations due primarily to increased net revenue and lower operating expenses as a percentage of revenue.

NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2022

Revenue and Net Revenue

Revenue increased $284.2 million, or 22.7%, to $1,534.1 million for the nine-month period ended September 30, 2023, or current nine-month period, as compared to $1,249.9 million for the nine-month period ended September 30, 2022, or prior year nine-month period. The increase was driven by a 27.4% increase in revenue from our small business portfolio and a 19.6% increase in revenue from our consumer portfolio as higher levels of originations have led to higher loan balances for both portfolios.

Net revenue for the current nine-month period was $904.9 million compared to $827.4 million for the prior year nine-month period. Our consolidated net revenue margin was 59.0% for the current nine-month period compared to 66.2% for the prior year nine-month period. The decrease in net revenue margin was driven primarily by normalization in our small business portfolio, which had an atypically high net revenue margin in the prior year nine-month period.

The following table sets forth the components of revenue and net revenue, separated by product for the current nine-month period and the prior year nine-month period (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$931,173	$778,686	$152,487	19.6%
Small business loans and finance receivables revenue	580,141	455,224	124,917	27.4
Total loans and finance receivables revenue	1,511,314	1,233,910	277,404	22.5
Other	22,733	16,011	6,722	42.0
Total revenue	1,534,047	1,249,921	284,126	22.7
Change in fair value	(629,161)	(422,465)	(206,696)	48.9
Net revenue	$904,886	$827,456	$77,430	9.4%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	60.7%	62.3%
Small business loans and finance receivables revenue	37.8	36.4
Total loans and finance receivables revenue	98.5	98.7
Other	1.5	1.3
Total revenue	100.0	100.0
Change in fair value	(41.0)	(33.8)
Net revenue	59.0%	66.2%

Revenue generated from the Company’s operations for the current nine-month period and the prior year nine-month period was as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Loan interest	$1,052,445	$928,328
Statement and draw fees on line of credit accounts	361,439	192,539
Other	120,163	129,054
Total Revenue	$1,534,047	$1,249,921

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

	Nine Months Ended
	September 30,
	2023	2022
Average loan and finance receivable origination amount(a)
Consumer loans and finance receivables(b)(c)	$597	$677
Small business loans and finance receivables(c)	16,349	16,983
Total loans and finance receivables(b)	1,636	1,773

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

The average loan and finance receivable origination amount decreased to $1,636 from $1,773 during the current nine-month period compared to the prior year nine-month period, due primarily to a mix shift to line of credit accounts, which generally have lower average outstanding balances compared to installment loans.

Total Operating Expenses

Total operating expenses increased $31.6 million, or 5.8%, to $580.3 million in the current nine-month period, compared to $548.7 million in the prior year nine-month period.

Marketing expense increased to $292.2 million in the current nine-month period compared to $286.0 million in the prior year nine-month period. The increase was due primarily to growth in the overall business as well as higher online advertising costs intended to capture increasing market demand for both our consumer and small business loan products, partially offset by lower commissionable originations in our small business portfolio and lower direct mail spend.

Operations and technology expense increased to $147.9 million in the current nine-month period compared to $128.9 million in the prior year nine-month period, due primarily to higher variable costs, particularly personnel, underwriting and collection costs, due to the increase in originations and the size of the loan portfolio. As a percentage of revenue, operations and technology expense decreased to 9.6% in the current nine-month period from 10.3% in the prior year nine-month period, as increased originations and revenues outpaced fixed costs.

General and administrative expense increased $5.7 million, or 5.4%, to $111.1 million in the current nine-month period compared to $105.4 million in the prior year nine-month period, due primarily to higher personnel costs. As a percentage of revenue, general and administrative expense decreased to 7.2% in the current nine-month period from 8.4% in the prior year nine-month period, as increased originations and revenues outpaced fixed costs.

Depreciation and amortization expense increased $0.7 million or 2.7% compared to the prior year nine-month period driven primarily by $1.7 million in impairment charges on leasehold improvement assets related to surrendered office space that have no future utility, partially offset by lower impairment charges on internal-use software that was retired.

Nonoperating Items

Interest expense, net increased $59.3 million, or 75.6%, to $137.6 million in the current nine-month period compared to $78.3 million in the prior year nine-month period. The increase was due primarily to an increase of $546.3 million in the average amount of debt outstanding to $2,301.8 million during the current nine-month period from $1,755.5 million during the prior year nine-month period, and an increase in the weighted average interest rate on our outstanding debt to 8.10% during the current nine-month period from 6.07% during the prior year nine-month period.

Equity method investment loss was $1.1 million in the current nine-month period compared to equity method investment income of $6.5 million in the prior year nine-month period. In the prior year nine-month period, Linear sold its operating company, resulting in a gain of $11.0 million, which was partially offset by a $4.4 million loss on the sale of OnDeck Canada.

Provision for Income Taxes

The effective tax rate of 24.4% in the current nine-month period was higher compared to the effective tax rate of 23.9% in the prior year nine-month period. The increase is primarily attributable to additional interest expense on unrecognized tax benefits, partially offset by excess tax benefits on stock compensation due to stock price appreciation.

Net Income

Net income decreased $16.2 million, or 10.3%, to $140.4 million during the current nine-month period compared to $156.6 million during the prior year nine-month period. The decrease was due primarily to higher interest expense as a result of an increase in the average amount of debt outstanding and an increase in the weighted average interest rate on our outstanding debt. The increase in interest expense was partially offset by an increase in income from operations due primarily to overall growth in the business driving an increase in net revenue and lower operating expenses as a percentage of revenue.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

We seek to maintain a stable and flexible balance sheet to ensure that liquidity and funding are available to meet our business obligations. As of September 30, 2023, we had cash, cash equivalents, and restricted cash of $196.3 million, of which $133.4 million was restricted, compared to $178.4 million, of which $78.2 million was restricted, as of December 31, 2022. During the nine months ended September 30, 2023, we issued $170.0 million of asset-backed notes to fund our growth in our near-prime consumer loan business, entered into a new $287.2 million small business loan securitization facility and issued $227.1 million of asset-backed notes to fund our growth in our small business loan business. As of September 30, 2023, we had funding capacity of $748.3 million. Based on numerous stressed-case modeling scenarios, we believe we have sufficient liquidity to run our operations for the foreseeable future. Further, we have no recourse debt obligations due until September 2024. As part of our capital and liquidity management, we may from time to time acquire our outstanding debt securities, including through redemptions, tender offers, open market purchases, negotiated transactions or otherwise, in accordance with applicable securities laws and in compliance with the indentures governing our outstanding debt securities, upon such terms and at such prices as we may determine.

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

On June 30, 2017, we entered into a secured revolving credit agreement (as amended, the “Credit Agreement”). On June 23, 2022, we entered into an amendment and restatement of our Credit Agreement that, among other things, increased the borrowing capacity to $440.0 million, with a $20.0 million letter of credit sublimit and $10.0 million swingline loan sublimit. On October 19, 2023, we amended the Credit Agreement to, among other changes, increase the total commitment amount from $440.0 million to $515.0 million. The Credit Agreement bears interest, at our option, at the base rate plus 0.75% or the Secured Overnight Financing Rate plus 3.50%. In addition to customary fees for a credit facility of this size and type, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the commitment, and ranges from 0.15% per annum to 0.50% per annum depending on usage. The Credit Agreement contains certain prepayment penalties if it is terminated on or before the first and second anniversary dates, subject to certain exceptions. The Credit Agreement matures on June 30, 2026. As of October 20, 2023, our available borrowings under the Credit Agreement were $132.3 million. Since 2016, we have entered into several loan securitization facilities and offered asset-backed notes to fund our growth, primarily in our near-prime consumer installment loan and small business loan businesses. As of October 20, 2023, we had funding capacity of $620.3 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer and small business loan securitization facilities.

As of September 30, 2023, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending, which could be expected to generate additional liquidity.

Capital

Total stockholders’ equity increased by $74.9 million to $1,261.0 million at September 30, 2023 from $1,186.1 million at December 31, 2022. The increase of stockholders’ equity was driven primarily by net income for the nine months ended September 30, 2023 and, to a lesser extent, stock-based compensation expense, partially offset by repurchases of our outstanding common stock. Our book value per share outstanding increased to $41.69 at September 30, 2023 from $37.99 at December 31, 2022, which was primarily driven by net income during the current year, partially offset by the increase in treasury stock as a result of share repurchases, which is discussed in more detail below.

On February 9, 2022, we announced the Board of Directors authorized a share repurchase program totaling $100.0 million through June 30, 2023 (the “February 2022 Authorization”). On November 7, 2022, we announced the Board of Directors authorized an increase to our share repurchase program of up to $150.0 million through December 31, 2023 (the “November 2022 Authorization”). The November 2022 Authorization went into effect in March 2023 upon exhaustion of the February 2022 Authorization. On October 24, 2023, we announced the Board of Directors authorized a new share repurchase program totaling $300.0 million through December 31, 2024. The new program replaces the November 2022 Authorization. The Company repurchased $91.5 million of common stock under the November 2022 Authorization before it was terminated. Repurchases under our repurchase program will be made in accordance with applicable securities laws from time to time in the open market, through privately negotiated transactions or otherwise. The share repurchase program does not obligate us to purchase any shares of our common stock. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors in its discretion at any time. During the nine months ended September 30, 2023, we had $80.4 million in repurchases of common stock under our share repurchase program.

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

Current Debt Facilities

The following table summarizes our debt facilities as of September 30, 2023 (dollars in thousands).

	Maturity date		Weighted average interest rate(a)	Borrowing capacity		Principal outstanding
Funding Debt:
2018-1 Securitization Facility	March 2027	(b)	9.57%	200,000		47,148
2018-2 Securitization Facility	July 2025	(c)	9.67%	94,643		94,643
NCR 2022 Securitization Facility	October 2026	(d)	10.07%	125,000		37,246
ODR 2021-1 Securitization Facility	November 2024	(e)	8.27%	233,333		86,331
ODR 2022-1 Securitization Facility	June 2025	(f)	8.20%	420,000		277,699
RAOD Securitization Facility	November 2025	(g)	8.13%	230,263		107,110
HWCR 2023 Securitization Facility	May 2026	(h)	9.76%	287,214		287,214
ODAST III Securitization Notes	May 2027	(i)	2.07%	300,000		300,000
2023-A Securitization Notes	December 2027		7.78%	98,349		98,349
ODAS IV Securitization Notes	August 2030		7.66%	227,051		227,051
Total funding debt			7.38%	$2,215,853		$1,562,791
Corporate Debt:
8.50% senior notes due 2024	September 2024		8.50%	169,936		169,936
8.50% senior notes due 2025	September 2025		8.50%	375,000		375,000
Revolving line of credit	June 2026		8.82%	440,000	(j)	344,000
Total corporate debt			8.62%	$984,936		$888,936

(a) The weighted average interest rate is determined based on the rates and principal balances on September 30, 2023. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

(b) The period during which new borrowings may be made under this facility expires in March 2025.

(c) The period during which new borrowings could be made under this facility expired in July 2023.

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

(j) We had an outstanding letter of credit under the Revolving line of credit of $0.8 million as of September 30, 2023.

Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Total cash flows provided by operating activities	$852,581	$624,860
Cash flows used in investing activities
Loans and finance receivables	(895,010)	(1,200,390)
Capitalization of software development costs and purchases of fixed assets	(33,429)	(33,290)
Sale of a subsidiary	—	8,713
Total cash flows used in investing activities	(928,439)	(1,224,967)
Cash flows provided by financing activities	$93,569	$545,846

Cash Flows from Operating Activities

Net cash provided by operating activities increased $227.7 million, or 36.4%, to $852.6 million in the current nine-month period from $624.9 million for the prior year nine-month period. The increase was driven primarily by additional interest and fee income from growth in the loan portfolio.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $928.4 million for the current nine-month period compared to $1,225.0 million for the prior year nine-month period. This change was due primarily to loan originations outpacing repayments by a wider margin in the prior year nine-month period compared to the current nine-month period.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the current nine-month period were driven primarily by $230.0 million in net borrowings under our securitization facilities and $35.0 million in net borrowings under our revolving line of credit, partially offset by $86.4 million in share repurchases and $79.9 million in repayments of our 2024 Senior Notes. Cash flows provided by financing activities for the prior year nine-month period were driven primarily by $563.9 million and $109.0 million in net borrowings under our securitization and revolving line of credit facilities, respectively, partially offset by $124.1 million in share repurchases.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2023 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b)(c) (in thousands)
July 1 – July 31, 2023	97,200	$54.65	97,200	$108,427
August 1 – August 31, 2023	403,167	52.20	401,200	87,488
September 1 – September 30, 2023	194,805	49.71	194,805	77,804
Total	695,172	$51.85	693,205	$77,804

(a) Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 1,967 for the month of August. These shares were not acquired pursuant to a publicly announced repurchase plan.

(b) The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended September 30, 2023, the Company reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accounts payable and accrued expenses on the consolidated balance sheet. All dollar amounts presented exclude such excise taxes.

(c) On November 7, 2022, the Company announced the Board of Directors authorized an increase to its share repurchase program of up to $150.0 million through December 31, 2023 (the “November 2022 Authorization”). The November 2022 Authorization went into effect in March 2023 upon exhaustion of the previous authorization. On October 24, 2023, the Company announced the Board of Directors authorized a new share repurchase program totaling $300.0 million through December 31, 2024. The new program replaces the November 2022 Authorization. The Company repurchased $91.5 million of common stock under the November 2022 Authorization before it was terminated. All share repurchases made under the November 2022 Authorization were made through open market transactions. Our share repurchase program is subject to market conditions, does not obligate us to purchase any shares of our common stock, and may be terminated, increased or decreased by the Board of Directors in its discretion at any time.

We do not plan to declare cash dividends in the foreseeable future. Any declaration of dividends is at the discretion of our Board of Directors. Our agreements governing our existing debt contain restrictions which limit our ability to pay dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2023, none of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Enova International, Inc. Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on July 28, 2023)
3.1
3.2	Enova International, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 17, 2017)

4.1*

Base Indenture, dated as of July 27, 2023, by and between OnDeck Asset Securitization IV, LLC, as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee of Asset Backed Notes (Issuable in Series of Notes)

4.2*

Series 2023-1 Indenture Supplement dated as of July 27, 2023 to Base Indenture dated as of July 27, 2023, by and between OnDeck Asset Securitization IV, LLC, as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee of up to $378,417,000 of Asset Backed Notes

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

Date: October 25, 2023	ENOVA INTERNATIONAL, INC.

	By:	/s/ Steven E. Cunningham
Steven E. Cunningham
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)