Form 10-K
period 2023-12-31
Enova International, Inc.
filed 2024-02-23
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of 29,812,752 shares of the registrant’s common stock, par value $0.00001 per share, held by non-affiliates on June 30, 2023 was approximately $1,583,653,386.

At February 21, 2024 there were 28,175,361 shares of the registrant’s Common Stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2024 Annual Meeting of stockholders are incorporated by reference into Part III of this report.

ENOVA INTERNATIONAL, INC.

YEAR ENDED DECEMBER 31, 2023

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
•
the effect of and compliance with enforcement actions, orders and agreements issued by applicable regulators, such as the November 2023 Consent Order, issued by the Consumer Financial Protection Bureau;
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
•
inflation, interest rate and foreign currency exchange rate fluctuations;
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

PART I

ITEM 1. BUSINESS

Overview

We are a leading technology and analytics company focused on providing online financial services. In 2023, we extended approximately $4.9 billion in credit or financing to borrowers. As of December 31, 2023, we offered or arranged loans or draws on lines of credit to consumers in 37 states in the United States and Brazil. We also offered financing to small businesses in 49 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through December 31, 2023, we have completed approximately 61.1 million customer transactions and collected more than 65 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include installment loans and line of credit accounts.

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

Our flexible and scalable technology platforms allow us to process and complete customers’ transactions quickly and efficiently. In 2023, we processed approximately 3.0 million transactions, and we continue to grow our loan and finance receivable portfolios and increase the number of customers we serve through desktop, tablet and mobile platforms. Our highly customizable technology platforms allow us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In October 2020, we acquired, through a merger, On Deck Capital Inc. (“OnDeck”), a small business lending company offering lending and funding solutions to small businesses in the U.S., Australia and Canada, to expand our small business offerings. In March 2021, we acquired Pangea Universal Holdings (“Pangea”), which provides mobile international money transfer services to customers in the U.S with a focus on Latin America and Asia. These new products have allowed us to further diversify our product offerings and customer base.

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

Consumer installment loans. Certain subsidiaries (i) directly offer installment loans, (ii) as part of our Bank Programs, as discussed below, purchase, or purchase a participating interest in, installment loans or (iii) as part of our CSO program, arrange and guarantee installment loans, as discussed below, to consumers. Certain subsidiaries offer, or arrange through our Bank Programs and CSO program, unsecured consumer installment loan products in 37 states in the United States. Internationally, we also offer or arrange unsecured consumer installment loan products in Brazil. Effective in the third quarter of 2022, Enova no longer offers any single-pay products. Terms for our consumer installment loan products range between 3 and 60 months with an average contractual term of 39 months. Our loans have regular payments that amortize principal. Loan sizes for these products range between $300 and $10,000. The majority of these loans accrue interest daily at a fixed rate for the life of the loan and have no fees. The average annualized yield for these loans was 79% for the year ended December 31, 2023. Loans may be repaid early at any time with no additional prepayment charges.

Small business installment loans. Certain subsidiaries offer, or arrange through our Bank Programs, small business installment loans in 49 states and in Washington D.C. Terms for these products range between 3 and 24 months with an average contractual term of 16 months. Our loans have regular payments that amortize principal. Loan sizes for these products range between $5,000 and $250,000. There is generally a fee paid upon origination, and total interest is typically calculated at a fixed rate for the life of the loan. A portion of the interest is forgivable if prepaid early, although we also offer a full prepayment forgiveness option at a higher interest rate. The average annualized yield for these products was 42% for the year ended December 31, 2023.

Consumer line of credit accounts. Certain subsidiaries directly offer, or purchase participation interests in receivables through our Bank Programs, new consumer line of credit accounts in 31 states (and continue to service existing line of credit accounts in two additional states) in the United States. Line of credit accounts allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit, which ranges between $100 and $7,000. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with the terms of the line of credit account. The repayment period varies depending upon certain factors, which may include outstanding principal and differences in minimum payment calculations by product. Customers are typically charged a fee when funds are drawn and subsequently incur fee- or interest-based charges at a fixed rate, depending upon the product and the state in which the customer resides. The average annualized yield for these products was 182% for the year ended December 31, 2023.

Small business line of credit accounts. Certain subsidiaries offer, or arrange through our Bank Programs, small business line of credit accounts in 49 states and in Washington D.C. in the United States. Terms for these products range between 12 and 24 months with regular payments that amortize principal. Loan sizes for these products range between $5,000 and $100,000. Interest is calculated at a fixed rate based on the outstanding balance. There is generally no fee paid upon origination with the exception of one of our small business line of credit products, which has an origination fee when allowed by state law. The average annualized yield for these products was 46% for the year ended December 31, 2023.

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

As of December 31, 2023 and 2022, the outstanding amount of active and current consumer loans originated by third-party lenders under the CSO program was $16.4 million and $15.6 million, respectively, which were guaranteed by us.

Bank programs. Certain subsidiaries operate programs with certain banks (“Bank Programs”) to provide marketing services and loan servicing for certain installment loans and line of credit accounts. The Bank Programs that relate to the consumer portfolio include near-prime unsecured installment loans and line of credit accounts for which our subsidiaries receive marketing and servicing fees. The bank has the ability to sell, and the participating subsidiaries have the option, but not the requirement, to purchase the loans or a participating interest in receivables the bank originates. We do not guarantee the performance of the loans and line of credit accounts originated by the bank. The Bank Program that relates to the small business portfolio is with a separate bank and includes installment loans and line of credit accounts. We receive marketing fees while the bank receives origination fees and certain program fees. The bank has the ability to sell and we have the option, but not the requirement, to purchase the installment loans the bank originates and, in the case of line of credit accounts, extensions under those line of credit accounts. We do not guarantee the performance of the loans or line of credit accounts originated by the bank.

As of December 31, 2023, we operated programs with three separate bank partners. Purchases under these programs represented 28% and 22% of our consolidated originations and purchases for the years ended December 31, 2023 and 2022, respectively. Management does not deem there to be significant reliance on any of our banking partners.

Our Markets

We currently provide our services in the following countries:

United States. We began our online business in the United States in May 2004. As of December 31, 2023, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, OnDeck at www.ondeck.com, Headway Capital at www.headwaycapital.com, and Pangea at www.pangeamoneytransfer.com. The United States represented 98.6% of our total revenue in 2023 and 99.2% of our total revenue in 2022.

Brazil. In June 2014, we launched our business in Brazil under the name Simplic at www.simplic.com.br, where we arrange unsecured consumer installment loans for a third-party lender. We plan to continue to invest in and expand our financial services program in Brazil. Brazil represented 1.3% of total revenue in 2023 and 0.7% of total revenue in 2022.

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

The breakout of the combined loans and finance receivables and revenue of our product offerings is set forth below:

Year ended December 31, 2023
Revenue by Product
Other 2%
Small Business 37%
Consumer 61%

Year ended December 31, 2023
Combined Loans and Finance Receivables by Product
Consumer
38%
Small Business
62%

Our Industry

The internet has transformed how consumers and small businesses shop for and acquire products and services. According to a study by the United Nations, 67% of the world’s population had access to the internet in 2023, a 4.7% increase from 2022. Cisco’s annual Internet Report reported that global internet usage is expected to increase at a pace of 6% through 2023. Accompanying the rise in internet usage is the continued disruption of storefront retail by e-commerce companies like Amazon, as consumers flock to purchase goods and interact with businesses online. The U.S. Census Bureau Department of Commerce reported e-commerce saw a 7.6% increase in the third quarter of 2023 compared to 2022. According to the U.S. Census Bureau, e-commerce sales as a percent of total quarterly retail sales in the United States accounted for 15.6% in the third quarter of 2023. In addition, a number of traditional financial services, such as banking, bill payment and investing, have become widely available online. An October 2023 report by the American Bankers Association found that approximately 71% of bank customers in a U.S. sample have used mobile apps or online banking as a means of accessing banking services in the past 12 months. This level of use highlights the extent to which consumers now accept the internet for conducting their financial transactions and are willing to entrust their financial information to online companies. We believe the increased acceptance of online financial services has led to an increased demand for online lending and financing, the benefits of which include customer privacy, easy access, security, 24/7 availability to apply for a loan or financing, speed of funding and transparency of fees and interest.

We use the internet to serve the large and growing number of underbanked consumers and small businesses that have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. In its Report on the Economic Well-Being of U.S. Households in 2022 published in May 2023, the Federal Reserve noted that relatively small, unexpected expenses, such as a car repair or a modest medical bill, can be a hardship for many families and that, when faced with a hypothetical expense of $400, 37 percent of adults said they could not cover it completely using cash, savings or a credit card paid off at the end of the month, revealing the need for alternative sources. The onset and continued impacts of the COVID-19 pandemic have exacerbated financial disruptions for many working-class individuals. According to the same 2023 report by the Federal Reserve a sizable portion of the population (19%) is unbanked or underbanked. In 2022, the Federal Reserve reported a 2% decrease in the origination of new credit over the past 12 months.

Small businesses are also suffering from lack of access to credit from traditional lenders. According to a 2023 study by the Federal Reserve Banks, 53% of employer firms used personal funds to address their business’s financial challenges. In 2022, 34% of employer firms applied for some type of emergency funding. Online lending and funding options are emerging as a solution for small businesses that are seeking capital. The Federal Reserve found that 24% of small businesses surveyed applied for credit from a finance company that was not a bank.

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

Our Customers

Our non-prime consumer base is comprised largely of individuals living in households that earn an average annual income of $38,000 in the United States. The non-prime lending market is sizable in the United States and Brazil. We estimate there is a $77 billion consumer lending opportunity market in the United States. In Brazil, we estimate there to be a $43 billion consumer loans market. Small business lending is also an attractive market opportunity, with an estimated total U.S. small business loan market of $372 billion. Tighter banking regulations have forced banks to vacate the U.S. market for loans under $1 million. According to a 2021 study by the Federal Reserve Banks, loans under $250 thousand accounted for 75% of all small business loan applications. Our small business customers have median annual sales of approximately $594 thousand and an average operating history of 10.8 years.

Our Competitive Strengths

We believe that the following competitive strengths position us well for continued growth:

•
Significant operating history and first mover advantage. As an early entrant in the online lending sector, we have accumulated more than 65 terabytes of currently accessible consumer behavior data from more than 61 million transactions. This database allows us to market to a customer base with an established borrowing history as well as to better evaluate and underwrite new customers, leading to better loan performance. In order to develop a comparable database, we believe that competitors would need to incur high marketing and customer acquisition costs, overcome customer brand loyalties and have sufficient capital to withstand higher early losses associated with unseasoned loan portfolios. Additionally, we are licensed in all jurisdictions that require licensing and believe that it would be difficult and time-consuming for a new entrant to obtain such licenses. We have also created strong brand recognition over our more than 19 years of operating history and we continue to invest in our brands, such as CashNetUSA, NetCredit, OnDeck, Headway Capital, Simplic and Pangea, to further increase our visibility.
•
Proprietary analytics, data and underwriting. We have developed a fully integrated decision engine that evaluates and rapidly makes credit and other determinations throughout the customer relationship, including automated decisions regarding marketing, underwriting, customer contact and collections. Our decision engine currently handles more than 100 algorithms and over 1,000 variables. These algorithms are constantly monitored, validated, updated and optimized to continuously improve our operations. Our machine learning-enabled proprietary models are built on over 19 years of lending history, using advanced statistical methods that take into account our experience with the millions of transactions we have processed during that time and the use of data from numerous third-party sources. Since we designed our system specifically for our specialized products, we believe our system provides more predictive assessments of future loan behavior than traditional credit assessments, such as the Fair Isaac Corporation score (“FICO score”), and therefore, results in better evaluation of our customer base. With OnDeck, we have a loan decision process, including the proprietary OnDeck Score®, which provides us with significant visibility and predictability to assess the creditworthiness of small businesses and allows us to better serve more customers across more industries.
•
Scalable and flexible technology platforms. Our proprietary technology platforms are designed to be powerful enough to handle the large volume of data required to evaluate customer applications and flexible enough to capitalize on changing customer preferences, market trends and regulatory requirements. These platforms have enabled us to achieve significant growth as we expanded our product offerings. We began offering installment loans in the United States in 2008, then added line of credit products in 2010 and have experienced significant growth since. Due to the scalability of our platform, we were able to achieve this growth without significant investment in additional infrastructure, and over the past three years, capital expenditures have averaged only 2.4% of revenue per year. We expect our advanced technology and underwriting platform to help continue to drive significant growth in our business.
•
Customer First approach. We believe that non-prime credit consumers and small businesses are not adequately served by traditional lenders. To better serve these consumers and small businesses, we use customer-focused business practices, including extended-hours availability of our customer service team by phone, email and web chat. We continuously work to improve customer satisfaction by evaluating information from website analytics, customer surveys, contact center feedback and focus groups. Our contact center teams receive training on a regular basis and are monitored by quality assurance managers. We believe customers who wish to access credit or financing again often return to us because of our dedication to customer service, the transparency of our fees and interest charges and our adherence to trade association “best practices.” OnDeck has a 4.6 Excellent TrustScore on Trustpilot as of January 2024. Trustpilot is an online customer review platform that hosts 167+ million reviews of businesses worldwide who use it for insights into customer satisfaction. A TrustScore is calculated on a scale from 1 to 5 giving more weight to newer reviews. OnDeck’s score is at the upper end of customer satisfaction ratings in the non-bank financial services industry. OnDeck has also consistently achieved an A+ rating from the Better Business Bureau.
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

•
Proven history of growth and profitability. Over the last five years, we grew the principal balance of our loans and finance receivables at a compound annual growth rate of 29.4%, from $870.5 million as of December 31, 2018 to $3,154.7 million as of December 31, 2023. Over the same period, our revenue grew at a compound annual growth rate of 16.8%, from $972.6 million in 2018 to $2,117.6 million in 2023 and our net income from continuing operations grew at a compound annual growth rate of 22.5%, from $63.6 million in 2018 to $175.1 million in 2023, and our net income from continuing operations as a percent of revenue increased from 6.5% to 8.3%. Adjusted EBITDA, a non-GAAP measure, grew at a compound annual growth rate of 20.0%, from $202.0 million to $503.0 million and adjusted EBITDA as a percent of revenue increased from 20.8% in 2018 to 23.8% in 2023.
•
Top Talent and Teamwork. We believe we have one of the most skilled and talented teams of professionals in the industry. Our employees have exceptional educational backgrounds, with numerous post-graduate and undergraduate degrees in science, technology, engineering and mathematics fields. We hire and develop top talent from graduate and undergraduate programs at institutions such as Carnegie Mellon University, Northwestern University, the University of Chicago and Harvard University. The extensive education of our team is complemented by the experience our leadership team obtained at leading financial services companies and technology firms such as optionsXpress, Discover Financial Services, First American Bank and Groupon.

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
•
Introduce new products and services. We plan to attract new categories of consumers and small businesses not well served by traditional lenders through the introduction of new products and services. We have introduced new products and customer-friendly product features to meet customer demand for timely, flexible credit options including installment loans, line of credit accounts, and small business loans and financing, many of which offer risk-tiered rate structures and some that offer performance-based rate reduction features. We also offer international money transfer services for people working in the U.S. sending money to people overseas. All of these leverage our analytics expertise and our flexible and scalable technology platform. One of our first, industry changing product introductions was offering short-term unsecured installment loans and line of credit accounts to working people who previously were limited to two-week loans, bank overdrafts, or pawn loans. Next, starting over ten years ago, our NetCredit business began offering one of the first longer duration installment loan products reporting to major credit-reporting agencies for near-prime consumers in the U.S. and, in 2019, we launched a line of credit product for that market with a performance-based rate reduction feature. In 2014, we launched our business in Brazil, where we arrange installment loans with convenient repayment features for borrowers in partnership with a third-party lender. In October 2020, we acquired OnDeck, a small business lending company, to expand our small business lending and funding offerings in the U.S., joining it with our line of credit product from Headway Capital (established in 2014). In 2016, we launched a program for chartered banks where we provide technology, loan servicing and marketing services to banks to allow them to offer unsecured consumer installment loans and line of credit accounts; with the acquisition of OnDeck, the program expanded to small business installment loans and line of credit accounts. In March 2021, we added international money transfer services with the acquisition of Pangea, which provides mobile international money transfer services to customers in the U.S. We intend to continue to evaluate and offer new products and services that complement our online specialty financial services in order to meet the growing needs of our consumers and small businesses.

Online Financing Process

Our consumer and small business financing transactions are conducted almost exclusively online. When a customer is approved for a new loan, nearly all customers choose to have funds promptly deposited in their bank account and choose to use a pre-authorized debit for repayment from their bank account or debit card. Where permitted by law and approved by us, a customer may choose to renew a short-term consumer loan before payment becomes due by agreeing to pay an additional finance charge. If a loan is renewed or refinanced, the renewal or refinanced loan is considered a new loan.

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

The key elements of our technology platforms include:

•
Scalable Information Technology infrastructure. Our Information Technology infrastructure allows us to meet customer demand and accommodate business growth. Our services rely on accessing, evaluating and creating large volumes of data including, for example, information collected from over 43 million credit reports during 2023. This rich dataset has grown significantly over our more than 19 year history and will continue to grow as our business expands. We believe that our scalable IT infrastructure enables us to meet substantial growth demands.
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

Proprietary Data and Analytics

Decision Engine

We have developed a fully integrated decision engine that evaluates and rapidly makes credit and other determinations throughout the customer relationship, including automated decisions regarding marketing, fraud, underwriting, customer contact and collections that leverage artificial intelligence and machine learning-enabled models. Our decision engine currently handles more than 100 algorithms and over 1,000 variables. The algorithms in use are constantly monitored, validated, updated and optimized to continuously improve our operations. In order to support the daily running and ongoing improvement of our decision engine, we have assembled a highly skilled team of nearly 90 data and analytics professionals as of December 31, 2023.

Proprietary Data, Models and Underwriting

Our proprietary models are built on more than 19 years of history, using advanced statistical methods that take into account our experience with the millions of transactions we have processed during that time and the use of data from numerous third-party sources. We also acquired OnDeck’s proprietary data and analytics models, which strengthen our ability to serve small businesses. We continually update our machine learning-enabled underwriting models to manage risk of defaults and to structure loan and financing terms. Our system completes these assessments within seconds of receiving the customer’s data.

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

Our brand, technology and machine learning-enabled analytics-powered approach to marketing has enabled us to increase the percentage of loans sourced through direct marketing (where we have more visibility and control than in the lead purchase or affiliate channels) from approximately 32% in 2009 to 49% in 2023, and we believe we have also improved customer brand loyalty during the same period.

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

Because numerous competitors offer consumer and small business loan and financing products, and many of our competitors are privately held, it is difficult for us to determine our exact competitive position in the market. We believe our principal online competitors in the United States include a variety of privately held, technology enabled lenders. Storefront consumer loan lenders that offer loans online or in storefronts are also a source of competition in some of the markets where we offer consumer loans, including Ace Cash Express, Check Into Cash, Check ‘n Go and One Main Financial. For online small business financing, we believe our main competitors include traditional banks, legacy merchant cash advance providers, and newer, technology-enabled FinTech lenders.

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

Operations

Management and Personnel

Executive Officers

Our executive officers, and information about each as of December 31, 2023, are listed below.

NAME	POSITION WITH ENOVA	AGE
David Fisher	Chief Executive Officer	54
Kirk Chartier	Chief Strategy Officer	60
Steven Cunningham	Chief Financial Officer	54
Sean Rahilly	General Counsel & Chief Compliance Officer	50

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

Human Capital

Our Workforce. Our employees are primarily located in the United States, with a portion of our workforce in Mexico and Brazil. As of December 31, 2023, we had 1,675 employees, with 1,634 of our employees located in the United States. None of our employees are currently covered by a collective bargaining agreement or represented by an employee union. We believe we have one of the most skilled and talented teams of professionals in the industry. Our employees have exceptional educational backgrounds, with numerous post-graduate and undergraduate degrees in science, technology, engineering, and mathematics fields. We hire and develop a diverse range of top talent from graduate and undergraduate programs at premier institutions as well as from coding bootcamps such as Code Platoon. The extensive education of our team is complemented by the experience our leadership team obtained at leading financial services companies and technology firms such as optionsXpress, Discover Financial Services, First American Bank, JPMorgan Chase and Groupon.

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

Protection of Military Members and Dependents. The Military Lending Act (“MLA”) is a federal law that limits the annual percentage rate to 36% on certain consumer loans made to active duty members of the U.S. military, reservists and members of the National Guard and their immediate families. The MLA’s implementing regulation also contains various disclosure requirements, limitations on renewals and refinancing, as well as restrictions on the use of prepayment penalties, arbitration provisions and certain waivers of rights. The 36% annual percentage rate cap applies to a variety of consumer loan products. Therefore, due to these rate restrictions, we are unable to offer certain consumer loans to active duty military personnel, active reservists and members of the National Guard and their immediate dependents. Federal law also limits the annual percentage rate on existing loans when the borrower, or spouse of the borrower, becomes an active-duty member of the military during the life of a loan. Pursuant to federal law, the interest rate must be reduced to 6% per year on amounts outstanding during the time in which the service member is on active duty.

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

Privacy and Security of Non-Public Customer Information. Under the federal Gramm-Leach-Bliley Act (“GLBA”), we must disclose to individuals our privacy policy and practices, including those policies relating to the sharing of individuals’ nonpublic personal information with third parties. The GLBA also requires us to ensure that our systems are designed to protect the confidentiality of individuals’ nonpublic personal information and dictates certain actions that we must take to notify individuals if their personal information is disclosed in an unauthorized manner.

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

CFPB

In July 2010, the U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and Title X of the Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), which regulates consumer financial products and services, including consumer loans and remittance transfers that we offer. The CFPB has regulatory, supervisory and enforcement powers over providers of consumer financial products and services, including explicit supervisory authority to examine and require registration of certain providers. Pursuant to these powers, the CFPB has examined our lending products, services and practices, and we expect to continue to be examined on a regular basis by the CFPB.

On October 6, 2017, the CFPB issued its final rule entitled “Payday, Vehicle Title, and Certain High-Cost Installment Loans” (the “Small Dollar Rule”), which covers certain consumer loans that we offer. The Small Dollar Rule requires that lenders who make short-term loans and longer-term loans with balloon payments reasonably determine consumers’ ability to repay the loans according to their terms before issuing the loans. The Small Dollar Rule also introduces new limitations on repayment processes for those lenders as well as lenders of other longer-term loans with an annual percentage rate greater than 36 percent that include an ACH authorization or similar payment provision. If a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. For loans covered by the Small Dollar Rule, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed withdrawal attempts. On June 7, 2019, the CFPB issued a final rule to set the compliance date for the mandatory underwriting provisions of the Small Dollar Rule to November 19, 2020. On July 7, 2020, the CFPB issued a final rule rescinding the ability to repay (“ATR”) provisions of the Small Dollar Rule along with related provisions, such as the establishment of registered information systems for checking ATR and reporting loan activity. The payment provisions of the Small Dollar Rule remained in place. In April 2018, an action was filed against the CFPB making a constitutional challenge to the Small Dollar Rule. On October 19, 2022, a three-judge panel of the Fifth Circuit U.S. Circuit Court of Appeals ruled that the funding structure of the CFPB is unconstitutional and vacated the Small Dollar Rule. On November 14, 2022, the CFPB filed a Petition for Writ of Certiorari with the U.S. Supreme Court to review the Fifth Circuit ruling, and on October 3, 2023, the Supreme Court held oral arguments. The Supreme Court is expected to rule on the matter in spring of 2024. If the Small Dollar Rule becomes effective in its current proposed form, we will need to make certain changes to our payment processes and customer notifications in our U.S. consumer lending business. If we are not able to execute these changes effectively because of unexpected complexities, costs or otherwise, we cannot guarantee that the Small Dollar Rule will not have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows.

On January 25, 2019, we consented to the issuance of a Consent Order by the CFPB pursuant to which we agreed, without admitting or denying any of the facts or conclusions, to pay a civil money penalty of $3.2 million. The Consent Order related to issues self-disclosed to the CFPB in 2014, including failure to provide loan extensions to 308 consumers and debiting approximately 5,500 consumers from the wrong bank account.

On November 15, 2023, we consented to the issuance of a Consent Order by the CFPB that supersedes the January 25, 2019 Consent Order and pursuant to which we agreed, without admitting or denying any of the facts or conclusions, to pay a civil money penalty of $15 million. The Consent Order relates to issues such as payment processing and debiting errors, the majority of which were self-disclosed. The Consent Order requires that we honor loan extensions granted to consumers and debit a loan extension fee to such consumers instead of debiting the full payment, and that we not debit or attempt to debit, on an individual or recurring basis, any consumer’s bank account without obtaining the consumer’s express informed consent and providing the consumer a copy of the authorization. The Consent Order also restricts our ability to originate or service payday loans or use payday consumer information to market consumer financial products. The Consent Order will terminate seven years from November 15, 2023.

As a result of the issues giving rise to the Consent Order that we self-identified, we implemented enhanced policies and procedures designed to prevent the prohibited actions. We continue to enhance our compliance management system and internal controls as well as our technology platform to address the issues noted above.

Enova continues to monitor and optimize its compliance program with respect to the Consent Order requirements, leveraging monitoring, testing and audit of its compliance program and payment processes. The aforementioned changes have not had a material impact on our financial results, nor do we expect them to have a material impact on future financial results.

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

The scope of state regulation of consumer loans, including the fees and terms of our products and services, varies from state to state. The terms of our products and services vary from state to state in order to comply with the laws and regulations of the states in which we operate. In addition, our advertising and marketing activities and disclosures are subject to review under various state consumer protection laws and other applicable laws and regulations. The states with laws that specifically regulate our consumer products and services may limit the principal amount of a consumer loan, set maximum fees or interest rates customers may be charged and specify minimum and maximum maturity dates. Our collection activities regarding past due amounts may be subject to consumer protection laws and state regulations relating to debt collection practices. In addition, some states require certain disclosures or content to accompany our advertising or marketing materials. Also, some states require us to report consumer loan activity to state-wide databases and restrict the number and/or principal amount of loans a consumer may have outstanding at any particular time or over the course of a particular period of time.

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

A variety of states have recently enacted legislation related to consumer data privacy. The laws have varying consumer protections, including the right to access and delete personal information and to opt-out of the sale of personal information. Other states may propose or enacted similar laws in the future.

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

Licensing Requirements – Small Business Loans

In states and jurisdictions that do not require a license to make commercial loans, OnDeck, and certain other of our subsidiaries, typically make commercial installment loans and extend lines of credit directly to customers pursuant to Utah or Virginia law. There are other states and jurisdictions that require a license or have other requirements or restrictions applicable to commercial loans, including both installment loans and line of credit accounts, and may not honor a Utah or Virginia choice of law. In these other states, historically we have originated some installment loans and lines of credit directly but purchased other installment loans and lines of credit from issuing bank partners, the foregoing depending on the requirements or restrictions of these other states. Certain line of credit accounts are extended by an issuing bank partner and we may purchase extensions under those line of credit accounts.

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

Local Regulation—United States

In addition to state and federal laws and regulations, the consumer lending industry is subject to various local rules and regulations. These local rules and regulations are subject to change and vary widely from city to city. Local jurisdictions’ efforts to restrict short-term lending have been increasing. Typically, these local ordinances apply to storefront operations, however, local jurisdictions could attempt to enforce certain business conduct and registration requirements on online lenders lending to residents of that jurisdiction. Actions taken in the future by local governing bodies to impose other restrictions on short-term lenders such as us could impact our business.

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
•
We are subject to cybersecurity risks and security breaches and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.
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

In recent years, consumer loans have come under increased regulatory scrutiny that has resulted in increasingly restrictive regulations and legislation that makes offering such loans in certain states in the United States or the international countries where we operate (as further described below) less profitable or unattractive. Laws or regulations in some states in the United States require that all borrowers of certain consumer loan products be reported to a centralized database and limit the number of loans a borrower may receive or have outstanding. Other laws prohibit us from providing some of our consumer loan products in the United States to active duty military personnel, active members of the National Guard or members on active reserve duty and their spouses and covered dependents.

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

The CFPB has examined our lending products, services and practices, and we expect to continue to be examined on a regular basis by the CFPB. The CFPB’s examination authority permits CFPB examiners to inspect the books and records and ask questions about business practices. The examination procedures include specific modules for examining marketing activities; loan application and origination activities; payment processing activities and sustained use by consumers; collections, accounts in default, and consumer reporting activities as well as third-party relationships. As a result of these examinations, we have been in the past and could be required in the future to change our products, services or practices, whether as a result of another party being examined or as a result of an examination of us, or we could be subject to monetary penalties, which could materially adversely affect us.

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

On November 15, 2023, we consented to the issuance of a Consent Order by the CFPB (the “2023 Consent Order”) pursuant to which we agreed, without admitting or denying any of the facts or conclusions, to pay a civil money penalty of $15 million. The 2023 Consent Order supersedes a prior January 2019 CFPB consent order in which we agreed, without admitting or denying any of the facts or conclusions, to pay a civil money penalty of $3.2 million. The 2023 Consent Order relates to issues, the majority of which were self-disclosed, including payment processing and debiting errors. We will remain subject to the restrictions and obligations of the 2023 Consent Order, including prohibitions from engaging in certain conduct, for a period of seven years from the date of the 2023 Consent Order. Any noncompliance with the 2023 Consent Order or similar orders or agreements from other regulators could lead to further regulatory penalties and could have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows and could prohibit or directly or indirectly impair our ability to continue current operations.

The CFPB finalized a new rule that may affect the consumer lending industry, and this rule could have a material adverse effect on our U.S. consumer lending business.

On October 6, 2017, the CFPB issued a rule on payday and certain high-cost installment loans, also known as the “Small Dollar Rule,” which would cover some of the loans we offer. The Small Dollar Rule initially required that lenders who make short-term loans and longer-term loans with balloon payments reasonably determine consumers’ ability to repay the loans according to their terms before issuing the loans. The Small Dollar Rule also introduced new limitations on repayment processes for those lenders as well as lenders of other longer-term loans with an annual percentage rate greater than 36 percent that include an ACH authorization or similar payment provision. If a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. For loans covered by the Small Dollar Rule, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed payment attempts. In April 2018, an action in federal court in Texas was filed against the CFPB making a constitutional challenge to the Small Dollar Rule. On July 7, 2020, the CFPB issued the final Small Dollar Rule, rescinding the ability to repay ("ATR") and related provisions, such as the establishment of registered information systems for checking ATR and reporting loan activity. The payment provisions of the Small Dollar Rule remain in place. On October 19, 2022, a three-judge panel of the Fifth Circuit U.S. Circuit Court of Appeals ruled in the federal case out of Texas that the funding structure of the CFPB is unconstitutional and vacated the Small Dollar Rule. On November 14, 2022, the CFPB filed a Petition for Writ of Certiorari with the U.S. Supreme Court to review the Fifth

Circuit ruling. The Supreme Court granted the Petition on February 27, 2023 and heard oral arguments on October 3, 2023. The Supreme Court is expected to rule on the matter in Spring of 2024. If the Small Dollar Rule does become effective in its current proposed form, we will need to make certain changes to our payment processes and customer notifications in our U.S. consumer lending business. If we are not able to execute these changes effectively because of unexpected complexities, costs or otherwise, we cannot guarantee that the Small Dollar Rule will not have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows.

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

In the past we have ceased business in, restricted our operations in, or chosen not to begin business in, certain jurisdictions due to regulatory restrictions which render our operations impermissible, unprofitable or impractical. In addition, because we are in some cases subject to state/provincial and local regulation in addition to federal/national regulation, we may restrict or discontinue business in certain jurisdictions within countries where we are otherwise active. For example, as of December 31, 2023, we did not offer or arrange consumer loans in 13 U.S. states because we do not believe it is economically feasible to operate in those jurisdictions due to specific statutory or regulatory restrictions, such as interest rate ceilings or caps on the fees that may be charged.

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

When making loans and providing financing in the United States, we use several means of depositing proceeds into and collecting repayments from our customers’ bank accounts, including the use of ACH. Our business, including loans made through the CSO program, depends on payment processing systems to collect amounts due by repayments from our customers’ bank accounts when we have obtained authorization to do so from the customer. Our transactions are processed by banks, and if these banks cease to provide any of the available means of payment processing services, we would have to materially alter, or possibly discontinue, some or all of our business if alternative processing methods are not as effective or not available.

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

Effective November 30, 2021, new CFPB rules went into effect that apply to third-party debt collectors covered by the FDCPA, including our attempts to collect certain debt originated by other lenders such as under our CSO program. The rules (a) clarify the times and places at which a debt collector may communicate with a consumer; (b) require collectors to provide a channel-specific opt-out mechanism for debtors in all text messages and emails; (c) provide that a debt collector is presumed to violate the rule if it places a telephone call to a person more than 7 times within a 7-day period or within 7 days after a telephone conversation with the debtor; (d) include prohibitions against taking or threatening legal action on time-barred debt outside of proofs of claim filed in bankruptcy proceedings; (e) require debt collectors to speak to a consumer in person or by phone or send a letter or electronic message and wait a reasonable period of time before furnishing information to a credit reporting agency; and (f) adopts a set of specifications for the information that should be included in debt validation notices and when and how the validation notice should be provided to consumers. Creditors and other first-party collectors are not subject to the final rules, but they will impact Enova’s third-party collectors and debt buyers. Restrictions on our third-party debt collectors or that apply to our attempts to collect debt originated by other lenders, may have an adverse impact on our U.S. products and services.

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

In 2018, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which came into effect on January 1, 2020 and expands the privacy rights of California residents and regulates the sharing of consumer information of California residents. On November 3, 2020, Californians voted to approve Proposition 24, a ballot measure that creates the California Privacy Rights Act (“CPRA”). The CPRA amends and expands the rights and obligations under the CCPA. Most of the CPRA’s substantive provisions took effect on January 1, 2023. The CPRA amends the CCPA and adds new requirements. Therefore, businesses must comply with both the CCPA and the CPRA. Compliance with the CCPA and the CPRA may increase the cost of conducting business in California, and we could see increased litigation costs as a result of the enactment of these laws. Several other states have passed legislation regarding data privacy and use, which could create more risks and potential costs.

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

If our relationship with certain of our issuing bank partners was to end, or if the legal structure supporting such relationship is successfully challenged, then we may have to comply with additional laws, regulations, and restrictions, and certain states may require us to obtain a lending or similar license, or we may determine to withdraw from doing business in such state.

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

As of December 31, 2023, we operated programs with three separate bank partners, with purchases under these programs representing 28% of our consolidated originations and purchases for the year ended December 31, 2023. If our relationship with an issuing bank partner of commercial and consumer loans were to end or if any other issuing bank partner were to cease operations, we would either need to find a replacement financial institution with which to enter into a similar arrangement or we would need to obtain individual federal, state or local lending licenses and otherwise comply with the laws of those jurisdictions in order to make loans in those jurisdictions. Even if we were able to obtain the necessary licenses in those jurisdictions, compliance with the laws, rules and regulations of those jurisdictions could be costly and, depending on the terms of the loans, the interest rates or other loan terms and practices applicable to loans in those jurisdictions might be subject to limits, prohibitions or restrictions. If we were unable to maintain the necessary relationships, unable to obtain the necessary licenses or unable to otherwise comply with applicable law, or in the absence of a relationship with a bank partner were to determine that compliance with an applicable jurisdiction’s laws is cost-prohibitive, we would be required to (or would seek to voluntarily) discontinue or curtail our business activity, or limit the rates of interest charged on such loans, in those jurisdictions and would face increased costs and compliance burdens.

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

We are subject to impairment risk.

At December 31, 2023, we had goodwill totaling $279.3 million on our consolidated balance sheet, all of which represents assets capitalized in connection with acquisitions and business combinations. Accounting for goodwill requires significant management estimates and judgment. Events may occur in the future, and we may not realize the value of our goodwill. Management performs periodic reviews of the carrying value of our goodwill to determine whether events and circumstances indicate that impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill or an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the goodwill or intangible asset would occur, resulting in a non-cash charge, which could adversely affect our results of operations and could also lead to our inability to comply with certain covenants in our financing documents, which could cause a default under those agreements.

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

We are subject to cybersecurity risks and security breaches and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.

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

As of December 31, 2023, we had approximately $2,943.8 million of total debt outstanding. Interest expense on our indebtedness totaled $197.3 million during the year ended December 31, 2023. Our level of debt could have important consequences to our stockholders, including:

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

We do not anticipate paying any dividends on our common stock in the foreseeable future. Any declaration and payment of future dividends to holders of our common stock may be limited by the provisions of the Delaware General Corporation Law (“DGCL”) and are limited by the terms of the Credit Agreement, 2025 Senior Notes, 2028 Senior Notes and our loan securitization facilities. The future payment of dividends, if permitted, will be at the sole discretion of our Board of Directors and will depend on many factors, including our earnings, capital requirements, financial condition, and other considerations that our Board of Directors deem relevant. As a result, to receive any income or realize a return on their investment, our stockholders will need to sell their shares of common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our Board of Directors recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Audit Committee of the Board in conjunction with the Board is actively involved in the oversight of risk, and cybersecurity represents an important component of our overall approach to risk management. Our cybersecurity policies, standards, processes and practices are based on recognized frameworks established by the National Institute of Standards and Technology and other applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by seeking to identify, prevent and mitigate cybersecurity threats and effectively respond to cybersecurity incidents that may occur.

Risk Management and Strategy

Our cybersecurity risk management program is focused on the following key areas:

•
Governance. As discussed in more detail under the heading “Governance,” the Board's oversight of cybersecurity risk management is supported by the Audit Committee of the Board, which regularly reviews the Company’s cybersecurity risk management approach and interacts with various members of management.
•
Collaborative Approach. We use a comprehensive, cross-functional approach to identify, prevent and mitigate cybersecurity threats and incidents, and have implemented procedures designed to provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by senior management in a timely manner.
•
Technical Safeguards. We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including next-generation firewalls, intrusion prevention and detection systems, antimalware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
•
Incident Response and Recovery Planning. We have established and maintain incident response and recovery plans that address our response to a cybersecurity incident, and such plans are evaluated on a regular basis.
•
Third-Party Risk Management. We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
•
Education and Awareness. We provide regular, mandatory training for personnel regarding cybersecurity threats as a means to equip our personnel with effective tools to address cybersecurity threats and to support this, we highlight best practices with a dedicated Cybersecurity month. We communicate the evolving information security policies, standards, processes and practices with personnel throughout the year.

We engage in the periodic assessment and testing of our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include audits, internal assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We also engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Although we devote significant resources to implementing, maintaining, testing and upgrading our cybersecurity systems and processes, these security measures do not provide absolute security. Despite our efforts to maintain an effective cybersecurity risk management program, it is possible that our cybersecurity risk mitigation and prevention efforts may not be able to adequately mitigate or prevent all possible security breaches, whether because of the use of new techniques that may not be known or recognized, because cyber-attacks can originate from a wide variety of sources, or for other reasons. See “Risk Factors—We are subject to cybersecurity risks and security breaches and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.”

Governance

Board and Audit Committee Oversight

The Board, in coordination with the Audit Committee, oversees our risk management process, including the management of risks arising from cybersecurity threats. The Audit Committee receives regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. The Board also receives scheduled periodic reports both directly from management and through the Audit Committee. Our procedures require that the Board and the Audit Committee also receive prompt and timely information regarding any significant cybersecurity incident that meets established reporting thresholds, as well as ongoing updates, until it has been addressed, which allows the Board and Audit Committee to provide comprehensive oversight and guidance on critical cybersecurity issues. On a periodic basis, the Board and the Audit Committee discuss our approach to cybersecurity risk management with our Chief Analytics and Technology Officer (“CTO”) or a member of the IT Risk Management function.

Management’s Role

Our CTO is the primary senior management team member responsible for assessing, monitoring and managing material risks from cybersecurity threats, and works closely with out IT Risk Management team members. The CTO and IT Risk Management function work collaboratively across our company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents, if any, in accordance with our incident response and recovery plans.

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

Stockholders

There were 258 registered stockholders of record of Enova common stock as of February 21, 2024.

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

Performance Graph

The following graph shows a comparison of the cumulative total shareholder return for our common stock to the return for the S&P SmallCap 600® Index, representing a broad-based equity market index that we are a part of, the S&P SmallCap 600® Financials Index, representing an industry-based index that we are a part of, from December 31, 2018 through December 31, 2023. This data assumes an investment of $100 in each of our common stock and the two indices on December 31, 2018 and that all dividends were reinvested. Note that historic performance is not necessarily indicative of future performance.

$300
$250
$200
$150
$100
$50
$0
12/31/18
3/31/19
6/30/19
9/30/19
12/31/19
3/31/20
6/30/20
9/30/20
12/31/20
3/31/21
6/30/21
9/30/21
12/31/21
3/31/22
6/30/22
9/30/22
12/31/22
3/31/23
6/30/23
9/30/23
12/31/23
Enova International, Inc. (ENVA)
S&P SmallCap 600®
S&P SmallCap 600® Financials

Unregistered Sales of Equity Securities

We did not sell any unregistered securities during the three years ended December 31, 2023.

Issuer Purchases of Equity Securities

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b) (in thousands)
October 1 – October 31, 2023	439,384	$48.51	432,510	$298,100
November 1 – November 30, 2023	192,701	40.33	191,765	290,368
December 1 – December 31, 2023	722,256	51.38	722,256	253,262
Total	1,354,341	$48.88	1,346,531	$253,262

(a)
Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 6,874 shares and 936 shares for the months of October and November, respectively. See Note 13 in the Notes to Consolidated Financial Statements for additional details on the Company’s stock-based compensation plans.
(b)
On November 7, 2022, the Company announced the Board of Directors authorized an increase to its share repurchase program of up to $150.0 million through December 31, 2023 (the “November 2022 Authorization”). The November 2022 Authorization went into effect in March 2023 upon exhaustion of the previous authorization. On October 24, 2023, the Company announced the Board of Directors authorized a new share repurchase program totaling $300.0 million through December 31, 2024 (the “October 2023 Authorization”), which replaced the November 2022 Authorization. The Company repurchased $91.5 million of common stock under the November 2022 Authorization before it was terminated. All share repurchases made under the November 2022 Authorization and the October 2023 Authorization were made through open market transactions. Our share repurchase program is subject to market conditions, does not obligate us to purchase any shares of our common stock, and may be terminated, increased or decreased by the Board of Directors in its discretion at any time.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT REGULATORY DEVELOPMENTS

Consumer Financial Protection Bureau (“CFPB”)

On November 15, 2023, we consented to the issuance of a Consent Order by the CFPB pursuant to which we agreed, without admitting or denying any of the facts or conclusions, to pay a civil money penalty of $15 million. The Consent Order relates to issues, the majority of which were self-disclosed, including payment processing and debiting errors. We remain subject to the restrictions and obligations of the Consent Order, including prohibitions from engaging in certain conduct. Any noncompliance with the Consent Order or similar orders or agreements from other regulators could lead to further regulatory penalties and could have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows and could prohibit or directly or indirectly impair our ability to continue current operations.

On October 6, 2017, the CFPB issued its final rule entitled “Payday, Vehicle Title, and Certain High-Cost Installment Loans” (the “Small Dollar Rule”), which covers certain consumer loans that we offer. The Small Dollar Rule requires that lenders who make short-term loans and longer-term loans with balloon payments reasonably determine consumers’ ability to repay the loans according to their terms before issuing the loans. The Small Dollar Rule also introduces new limitations on repayment processes for those lenders as well as lenders of other longer-term loans with an annual percentage rate greater than 36 percent that include an ACH authorization or similar payment provision. If a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. For loans covered by the Small Dollar Rule, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed withdrawal attempts. On June 7, 2019, the CFPB issued a final rule to set the compliance date for the mandatory underwriting provisions of the Small Dollar Rule to November 19, 2020. On July 7, 2020, the CFPB issued a final rule rescinding the ability to repay (“ATR”) provisions of the Small Dollar Rule along with related provisions, such as the establishment of registered information systems for checking ATR and reporting loan activity. The payment provisions of the Small Dollar Rule remain in place. In April 2018, an action was filed against the CFPB making a constitutional challenge to the Small Dollar Rule. On October 19, 2022, a three-judge panel of the Fifth Circuit U.S. Circuit Court of Appeals ruled that the funding structure of the CFPB is unconstitutional and vacated the Small Dollar Rule. The Supreme Court granted the Petition on February 27, 2023 but declined to expedite the proceeding. The Supreme Court heard oral arguments on October 3, 2023. The Supreme Court is expected to rule on the matter in spring of 2024. If the Small Dollar Rule does become effective in its current proposed form, we will need to make certain changes to our payment processes and customer notifications in our U.S. consumer lending business.

On March 30, 2023, the CFPB issued its final rule to implement Section 1071 of the Dodd-Frank Act. Section 1071 amended the Equal Credit Opportunity Act to require financial institutions to collect and report certain data in connection with credit applications made by small businesses, including women- or minority-owned small businesses, and applies to small business loans that we offer. For loans covered by the small business lending rule, a “covered lender” will be required to collect and report on certain information pursuant to an application for credit. Section 1071 requires covered lenders to collect and report information the financial institution generates and information obtained from the applicant, including the applicant’s minority-owned business status, women-owned business status and LGBTQI+-owned status and the applicant’s principal owners’ ethnicity, race and sex, and expressly prohibits a financial institution from discouraging an applicant from responding to requests for applicant-provided data. The implementation date for Section 1071 has been stayed for all covered financial institutions until after the resolution of the Supreme Court’s decision in Community Financial Services Association of America Ltd v. Consumer Financial Protection Bureau.

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

Minnesota Commerce Omnibus Bill

In May 2023, the Governor of Minnesota signed into law a bill that caps the APR on consumer small loans and consumer short-term loans at a 50% all-in APR and expressly provides for predominant economic interest and totality of the circumstance tests for true lender purposes. The bill defines "consumer small loan" as a consumer-purpose unsecured loan equal to or less than $350 that must be repaid in a single installment. The bill defines a "consumer short-term loan" as a loan to a borrower which has a principal amount, or an advance on a credit limit, of $1,300 or less and requires a minimum payment of more than 25% of the principal balance or credit advance within 60 days. The bill requires the lender to perform an ability to pay analysis if the all-in APR on a consumer small loan or consumer short-term loan exceeds 36%. The bill also codifies a predominant economic interest test for bank service arrangements whereby a broker or servicer with a predominant economic interest in a loan is considered to be the “true lender” for purposes of applying the rate cap. The law took effect on January 1, 2024 and applies to loans or advances originated on or after that date. We do not expect the changes brought about by this law to have a material impact on our consolidated financial statements.

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

European Union Pillar Two Directive

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation. As of December 31, 2023, among the jurisdictions where the Company operates, only the U.K. has enacted legislation adopting the Pillar Two Rules, effective in fiscal 2025. We do not expect the changes brought about this directive to have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Highlights

Our financial results for the year ended December 31, 2023 (“2023”) are summarized below.

•
Revenue increased $381.5 million, or 22.0%, to $2,117.6 million in 2023 compared to $1,736.1 million in the year ended December 31, 2022 (“2022”).
•
Net revenue increased $112.3 million, or 10.1%, to $1,229.9 million in 2023 compared to $1,117.6 million in 2022.
•
Income from operations increased $38.1 million, or 9.9%, to $422.1 million in 2023, compared to $384.0 million in 2022.
•
Net income was $175.1 million in 2023, compared to $207.4 million in 2022. Diluted earnings per share were $5.49 in 2023 compared to $6.19 in 2022.

Overview

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Revenue
Loans and finance receivables revenue	$2,086,035	$1,712,855	$1,192,043
Other	31,604	23,230	15,889
Total Revenue	2,117,639	1,736,085	1,207,932
Change in Fair Value	(887,717)	(618,521)	(183,672)
Net Revenue	1,229,922	1,117,564	1,024,260
Operating Expenses
Marketing	414,460	382,573	271,160
Operations and technology	194,905	173,668	147,700
General and administrative	160,265	140,464	156,962
Depreciation and amortization	38,157	36,867	35,375
Total Operating Expenses	807,787	733,572	611,197
Income from Operations	422,135	383,992	413,063
Interest expense, net	(194,779)	(115,887)	(76,509)
Foreign currency transaction gain (loss), net	57	(645)	(382)
Equity method investment income	116	6,435	2,953
Other nonoperating expenses	(282)	(1,321)	(1,970)
Income before Income Taxes	227,247	272,574	337,155
Provision for income taxes	52,126	65,150	80,087
Net income before noncontrolling interest	175,121	207,424	257,068
Less: Net income attributable to noncontrolling interest	—	—	773
Net income attributable to Enova International, Inc.	175,121	207,424	256,295
Diluted earnings per share	$5.49	$6.19	$6.79

Revenue
Loans and finance receivables revenue	98.5%	98.7%	98.7%
Other	1.5	1.3	1.3
Total Revenue	100.0	100.0	100.0
Change in Fair Value	(41.9)	(35.6)	(15.2)
Net Revenue	58.1	64.4	84.8
Operating Expenses
Marketing	19.6	22.1	22.5
Operations and technology	9.2	10.0	12.2
General and administrative	7.6	8.1	13.0
Depreciation and amortization	1.8	2.1	2.9
Total Operating Expenses	38.2	42.3	50.6
Income from Operations	19.9	22.1	34.2
Interest expense, net	(9.2)	(6.7)	(6.3)
Foreign currency transaction gain (loss), net	—	—	—
Equity method investment income	—	0.4	0.2
Other nonoperating expenses	—	(0.1)	(0.2)
Income before Income Taxes	10.7	15.7	27.9
Provision for income taxes	2.5	3.8	6.6
Net income before noncontrolling interest	8.3	11.9	21.3
Less: Net income attributable to noncontrolling interest	—	—	0.1
Net income attributable to Enova International, Inc.	8.3%	11.9%	21.2%

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

In 2022 and 2023, views in the marketplace on the economy and its near-term prospects remained mixed with concerns on employment, inflation, and other macroeconomic trends. In certain situations, management concluded that the probability of future charge-offs or prepayments was different than what we had experienced in the past and, therefore, altered those assumptions in our fair value models. We continue to utilize this approach and have adjusted these assumptions where appropriate. We also evaluate the discount rates used in our models on a quarterly basis and adjust when appropriate to be responsive to changes in the market and representative of what a market participant would use. As of December 31, 2023, we deemed the resulting fair value of our loans and finance receivables to be an appropriate market-based exit price that considers current market conditions.

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Net income from continuing operations	$175,121	$207,424	$256,295
Adjustments:
Transaction-related costs(a)	755	—	1,424
Lease termination and cease use loss(b)	1,698	—	7,535
Equity method investment income(c)	(116)	(6,107)	—
Other nonoperating expenses(d)	282	1,321	1,970
Intangible asset amortization	8,385	8,055	6,862
Stock-based compensation expense	26,738	21,950	21,179
Foreign currency transaction (gain) loss, net(e)	(57)	645	372
Cumulative tax effect of adjustments	(9,456)	(5,365)	(9,855)
Regulatory settlement(f)	15,201	—	—
Adjusted earnings	$218,551	$227,923	$285,782

Diluted earnings per share from continuing operations	$5.49	$6.19	$6.79
Adjustments:
Transaction-related costs(a)	0.02	—	0.04
Lease termination and cease use loss(b)	0.05	—	0.20
Equity method investment income(c)	—	(0.18)	—
Other nonoperating expenses(d)	0.01	0.04	0.05
Intangible asset amortization	0.26	0.24	0.18
Stock-based compensation expense	0.84	0.66	0.56
Foreign currency transaction (gain) loss, net(e)	—	0.02	0.01
Cumulative tax effect of adjustments	(0.30)	(0.16)	(0.26)
Regulatory settlement(f)	0.48	—	—
Adjusted earnings per share	$6.85	$6.81	$7.57

(a)
For the year ended December 31, 2023, we recorded expenses of $0.8 million ($0.6 million net of tax) related to a consent solicitation for our Senior Notes due 2025. For the year ended December 31, 2021, we recorded expenses of $1.4 million ($1.1 million net of tax) related to acquisitions and a divestiture of a subsidiary.
(b)
For the years ended December 31, 2023 and 2021, we recorded losses of $1.7 million ($1.3 million net of related tax) to write-off leasehold improvements and $7.5 million ($5.6 million net of tax), including a net write-off of leasehold improvements of $4.2 million), related to the exit of leased office space, respectively.
(c)
For the year ended December 31, 2022, we recorded equity method investment income of $6.3 million ($3.6 million net of tax) that was comprised primarily of an $11.0 million gain generated on the sale by Linear, in which we hold an ownership interest, of its operating company, partially offset by a $4.4 million loss on the sale of OnDeck Canada.
(d)
For the years ended December 31, 2023 and 2021, we recorded losses on early extinguishment of debt of $0.3 million ($0.2 million net of tax) and $0.4 million ($0.3 million net of tax), respectively. For the years ended December 31, 2022 and 2021, we recorded a loss of $1.3 million ($1.0 million net of tax) and $0.8 million ($0.6 million net of tax), respectively, related to incomplete capital markets transactions. For the year ended December 31, 2021, we recorded a loss of $0.8 million ($0.6 million net of tax) related to the partial divestiture of a subsidiary.
(e)
Excludes amounts attributable to noncontrolling interests.
(f)
For the year ended December 31, 2023, we reached an agreement with the CFPB, pursuant to which we agreed to pay a civil money penalty of $15.0 million, which is nondeductible for tax purposes.

Adjusted EBITDA

The table below shows Adjusted EBITDA, which is a non-GAAP measure that we define as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, taxes and stock-based compensation expense. We believe Adjusted EBITDA is used by investors to analyze operating performance and evaluate our ability to incur and service debt and our capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess our estimated enterprise value. In addition, we believe that the adjustments for transaction-related costs, lease termination and cease use (gain) loss, equity method investment income, regulatory settlement, and other nonoperating expenses shown below are useful to investors in order to allow them to compare our financial results during the periods shown without the effect of the income or expense items. The computation of Adjusted EBITDA as presented below may differ from the computation of similarly-titled measures provided by other companies (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income from continuing operations	$175,121	$207,424	$256,295
Depreciation and amortization expenses(e)	38,157	36,867	35,362
Interest expense, net(e)	194,779	115,887	75,929
Foreign currency transaction (gain) loss, net(e)	(57)	645	372
Provision for income taxes	52,126	65,150	80,087
Stock-based compensation expense	26,738	21,950	21,179
Adjustments:
Transaction-related costs(a)	755	—	1,424
Lease termination and cease use loss(b)	—	—	3,336
Equity method investment income	(116)	(6,435)	(2,953)
Regulatory settlement(f)	15,201	—	—
Other nonoperating expenses(d)	282	1,321	1,970
Adjusted EBITDA	$502,986	$442,809	$473,001

Adjusted EBITDA margin calculated as follows:
Total Revenue	$2,117,639	$1,736,085	$1,207,932
Adjusted EBITDA	$502,986	$442,809	$473,001
Adjusted EBITDA as a percentage of total revenue	23.8%	25.5%	39.2%

Refer to footnotes in previous table for explanation of (a), (b), (d), (e) and (f).

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

YEAR ENDED 2023 COMPARED TO YEAR ENDED 2022

Revenue and Net Revenue

Revenue increased $381.5 million, or 22.0%, to $2,117.6 million for 2023 as compared to $1,736.1 million for 2022. The change in revenue was driven primarily by a 21.6% increase in revenue from our consumer portfolio and a 22.1% increase in revenue from our small business portfolio as higher levels of originations have led to higher loan balances for both portfolios.

Our net revenue was $1,229.9 million for 2023 compared to $1,117.6 million for 2022. Our net revenue as a percentage of revenue (“net revenue margin”) was 58.1% in 2023 compared to 64.4% in 2022. The decrease in net revenue margin was driven primarily by normalization in our small business portfolio, which had an atypically high net revenue margin in the prior year due to lower delinquency rates and lower than expected charge-offs as a result of portfolio seasoning and lower originations, partially offset by improvement in our consumer portfolio in the current year.

The following table sets forth the components of revenue and net revenue, separated by product for 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$1,295,231	$1,065,033	$230,198	21.6%
Small business loans and finance receivables revenue	790,804	647,822	142,982	22.1
Total loan and finance receivable revenue	2,086,035	1,712,855	373,180	21.8
Other	31,604	23,230	8,374	36.0
Total revenue	2,117,639	1,736,085	381,554	22.0
Change in fair value	(887,717)	(618,521)	(269,196)	43.5
Net revenue	$1,229,922	$1,117,564	$112,358	10.1%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	61.2%	61.4%
Small business loans and finance receivables revenue	37.3	37.3
Total loan and finance receivable revenue	98.5	98.7
Other	1.5	1.3
Total revenue	100.0	100.0
Change in fair value	(41.9)	(35.6)
Net revenue	58.1%	64.4%

The mix of revenue between our consumer and small business loans and finance receivables remained flat in 2023.

The following tables summarizes revenue generated from our operations for 2023 and 2022 (dollars in thousands):

	Years Ended December 31,
	2023	2022
Loan interest	$1,422,166	$1,282,839
Statement and draw fees on line of credit accounts	534,845	276,223
Other	160,628	177,023
Total revenue	$2,117,639	$1,736,085

Loan and Finance Receivable Balances

The fair value of our loan and finance receivable portfolio in our consolidated financial statements at December 31, 2023 and 2022 was $3,629.2 million and $3,018.5 million, respectively, with an outstanding principal balance of $3,154.7 million and $2,739.2 million, respectively. The fair value of the combined loan and finance receivables portfolio includes $18.5 million (with an outstanding principal balance of $13.5 million) and $16.3 million (with an outstanding principal balance of $12.9 million) of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of December 31, 2023 and 2022, respectively. See “—Non-GAAP Financial Measures—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

The following table summarizes loan and finance receivable balances outstanding as of December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023			2022
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Consumer loans and finance receivables
Principal	$1,138,928	$13,537	$1,152,465	$965,753	$12,937	$978,690
Fair value	1,380,784	18,534	1,399,318	1,083,062	16,257	1,099,319
Fair value as a % of principal	121.2%	136.9%	121.4%	112.1%	125.7%	112.3%
Small business loans and finance receivables
Principal	$2,015,807	$—	$2,015,807	$1,773,411	$—	$1,773,411
Fair value	2,248,383	—	2,248,383	1,935,466	—	1,935,466
Fair value as a % of principal	111.5%	—%	111.5%	109.1%	—%	109.1%
Total loans and finance receivables
Principal	$3,154,735	$13,537	$3,168,272	$2,739,164	$12,937	$2,752,101
Fair value	3,629,167	18,534	3,647,701	3,018,528	16,257	3,034,785
Fair value as a % of principal	115.0%	136.9%	115.1%	110.2%	125.7%	110.3%

(a)
GAAP measure. The loan and finance receivable balances guaranteed by us relate to loans originated by third-party lenders through the CSO program and are not included in our consolidated balance sheets.
(b)
Amounts represent non-GAAP measures.

At December 31, 2023, the ratio of fair value as a percentage of principal was 115.0% on company owned loans and finance receivables and 115.1% on combined loans and finance receivables compared to 110.2% on company owned loans and finance receivables and 110.3% on combined loans and finance receivables at December 31, 2022. These ratios increased during the year due primarily to a mix shift towards line of credit products, which generally have a higher fair value as a percentage of principal compared to installment loans, as well as an improvement in credit outlook on certain products, partially offset by higher delinquency rates on other products.

Average Amount Outstanding per Loan and Finance Receivable

The average amount outstanding per loan and finance receivable is calculated as the total combined loans and finance receivables, gross balance at the end of the period divided by the total number of combined loans and finance receivables outstanding at the end of the period. The following table shows the average amount outstanding per loan and finance receivable by product at December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Average amount outstanding per loan and finance receivable (in ones)(a)
Consumer loans and finance receivables(b)	$1,801	$2,089
Small business loans and finance receivables	38,645	39,021
Total loans(b)	$4,393	$5,172

(a)
The disclosure regarding the average amount per loan is statistical data that is not included in our consolidated financial statements.
(b)
Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO program and are not included in our consolidated balance sheets.

The average amount outstanding per loan decreased to $4,393 as of December 31, 2023 compared to $5,172 from prior year, mainly due to a mix shift in our consumer portfolio to line of credit accounts, which generally have lower average outstanding balances compared to installment loans.

Average Loan and Finance Receivable Origination

The average loan and finance receivable origination amount is calculated as the total amount of combined loans and finance receivables originated, renewed and purchased for the period divided by the total number of combined loans and finance receivables originated, renewed and purchased for the period. The following table shows the average loan and finance receivable origination amount by product for 2023 compared to 2022:

	Year Ended
	December 31,
	2023	2022
Average loan and finance receivable origination amount (in ones)(a)
Consumer loans and finance receivables(b)(c)	$597	$665
Small business loans and finance receivables(c)	16,545	17,193
Total loans(b)	$1,627	$1,823

(a)
The disclosure regarding the average loan origination amount is statistical data that is not included in our consolidated financial statements.
(b)
Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO program and are not included in our consolidated balance sheets.
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

The average loan origination amount decreased to $1,627 from $1,823 during 2023 compared to 2022, due primarily to a mix shift to line of credit accounts, which generally have lower draw amounts compared to installment loan originations.

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

The payment status of a customer, including the degree of any delinquency, is a significant factor in determining estimated charge-offs in the cash flow models that we use to determine fair value. The following table shows payment status on outstanding principal, interest and fees as of the end of each of the last eight quarters (dollars in thousands):

	2023
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$2,785,235	$2,857,557	$3,037,904	$3,297,082
Guaranteed by the Company(a)	12,841	16,972	16,533	16,351
Ending combined loan and finance receivables balance(b)	$2,798,076	$2,874,529	$3,054,437	$3,313,433
> 30 days delinquent	198,011	221,540	242,126	263,524
> 30 days delinquency rate	7.1%	7.7%	7.9%	8.0%

	2022
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$2,169,140	$2,377,514	$2,630,537	$2,837,799
Guaranteed by the Company(a)	11,858	13,997	14,330	15,644
Ending combined loan and finance receivables balance(b)	$2,180,998	$2,391,511	$2,644,867	$2,853,443
> 30 days delinquent	113,799	121,459	147,688	190,119
> 30 days delinquency rate	5.2%	5.1%	5.6%	6.7%

(a)
Represents loans originated by third-party lenders through the CSO program, which are not included in our consolidated financial statements.
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

Consumer Loans and Finance Receivables

The following table includes financial information for our consumer loans and finance receivables. Delinquency metrics include principal, interest and fees, and only amounts that are past due (dollars in thousands):

	2023
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$908,087	$983,388	$1,078,228	$1,138,928
Guaranteed by the Company(a)	10,549	14,199	13,684	13,537
Total combined loan and finance receivable principal balance(b)	$918,636	$997,587	$1,091,912	$1,152,465
Consumer combined loan and finance receivable fair value balance:
Company owned	$1,062,867	$1,168,044	$1,286,330	$1,380,784
Guaranteed by the Company(a)	13,901	19,115	18,661	18,534
Ending combined loan and finance receivable fair value balance(b)	$1,076,768	$1,187,159	$1,304,991	$1,399,318
Fair value as a % of principal(b)(c)	117.2%	119.0%	119.5%	121.4%
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$978,730	$1,068,742	$1,182,769	$1,246,675
Guaranteed by the Company(a)	12,841	16,972	16,533	16,351
Ending combined loan and finance receivable balance(b)	$991,571	$1,085,714	$1,199,302	$1,263,026
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$1,015,849	$1,017,061	$1,133,499	$1,218,622
Guaranteed by the Company(a)(d)	14,206	14,627	17,681	16,341
Average combined loan and finance receivable balance(b)(d)	$1,030,055	$1,031,688	$1,151,180	$1,234,963
Installment loans as percentage of average combined loan and finance receivable balance	58.9%	53.5%	46.4%	42.3%
Line of credit accounts as percentage of average combined loan and finance receivable balance	41.1%	46.5%	53.6%	57.7%

Revenue	$281,011	$302,264	$347,898	$364,058
Change in fair value	(114,651)	(115,946)	(174,766)	(183,169)
Net revenue	166,360	186,318	173,132	180,889
Net revenue margin	59.2%	61.6%	49.8%	49.7%

Combined loan and finance receivable originations and purchases	291,203	401,468	478,501	497,978

Delinquencies:
> 30 days delinquent	$72,092	$73,829	$93,542	$90,596
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	7.3%	6.8%	7.8%	7.2%

Charge-offs:
Charge-offs (net of recoveries)	$156,272	$131,198	$178,902	$213,813
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	15.2%	12.7%	15.5%	17.3%

	2022
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$888,657	$936,601	$972,320	$965,753
Guaranteed by the Company(a)	10,027	11,873	11,843	12,937
Total combined loan and finance receivable principal balance(b)	$898,684	$948,474	$984,163	$978,690
Consumer combined loan and finance receivable fair value balance:
Company owned	$934,351	$989,128	$1,056,205	$1,083,062
Guaranteed by the Company(a)	14,433	17,860	16,144	16,257
Ending combined loan and finance receivable fair value balance(b)	$948,784	$1,006,988	$1,072,349	$1,099,319
Fair value as a % of principal(b)(c)	105.6%	106.2%	109.0%	112.3%
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$951,560	$1,004,847	$1,039,792	$1,040,517
Guaranteed by the Company(a)	11,858	13,997	14,330	15,644
Ending combined loan and finance receivable balance(b)	$963,418	$1,018,844	$1,054,122	$1,056,161
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$953,108	$966,816	$1,027,100	$1,038,389
Guaranteed by the Company(a)(d)	12,960	12,591	14,421	15,050
Average combined loan and finance receivable balance(b)(d)	$966,068	$979,407	$1,041,521	$1,053,439
Installment loans as percentage of average combined loan and finance receivable balance	70.6%	71.2%	68.4%	64.1%
Line of credit accounts as percentage of average combined loan and finance receivable balance	29.4%	28.8%	31.6%	35.9%

Revenue	$248,547	$253,043	$277,096	$286,347
Change in fair value	(116,767)	(133,078)	(135,646)	(145,276)
Net revenue	131,780	119,965	141,450	141,071
Net revenue margin	53.0%	47.4%	51.0%	49.3%

Combined loan and finance receivable originations and purchases	381,892	409,847	395,527	336,370

Delinquencies:
> 30 days delinquent	$70,481	$72,300	$77,258	$86,884
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	7.3%	7.1%	7.3%	8.2%

Charge-offs:
Charge-offs (net of recoveries)	$137,224	$134,524	$167,762	$171,421
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	14.2%	13.7%	16.1%	16.3%

(a)
Represents loans originated by third-party lenders through the CSO program that we have not yet purchased, which are not included in our consolidated balance sheets.
(b)
Non-GAAP measure.
(c)
Determined using period-end balances.
(d)
The average combined loan and finance receivable balance is the average of the month-end balances during the period.

The combined ending loan balance, including principal and accrued fees/interest outstanding, of consumer loans and finance receivables at December 31, 2023 increased 19.6% to $1,263.0 million compared to $1,056.2 million at December 31, 2022, due primarily to originations outpacing repayments.

The percentage of loans greater than 30 days delinquent decreased to 7.2% at December 31, 2023, compared to 8.2% at December 31, 2022, driven primarily by improved credit performance. Charge-offs (net of recoveries) as a percentage of average combined loan balance increased to 17.3% for the three months ended December 31, 2023 (the “2023 fourth quarter”), compared to 16.3% for the three months ended December 31, 2022 (the “2022 fourth quarter”), driven primarily by growth in originations on line of credit products, which generally have higher yields and credit risk compared to our installment products. Demand for our consumer loan products and services in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Lower originations, particularly to new customers, which typically default at a higher percentage than returning customers, generally result in lower delinquencies and charge-offs as the book is more seasoned.

Revenue related to our consumer loans and finance receivables was $364.1 million for the 2023 fourth quarter, compared to $286.3 million for the 2022 fourth quarter. The increase in revenue was driven primarily by growth in the overall portfolio. The net revenue margin related to our consumer loans and finance receivables was 49.7% for the 2023 fourth quarter, which is fairly stable compared to 49.3% for the 2022 fourth quarter.

The ratio of fair value as a percentage of principal on consumer loans and finance receivables increased to 121.4% at December 31, 2023, compared to 112.3% at December 31, 2022, due primarily to a mix shift towards line of credit products, which generally have a higher fair value as a percentage of principal compared to installment loans, as well as improvement in credit performance of the portfolio. Refer to “Results of Operations—Valuation of Loans and Finance Receivables” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on loan valuation.

Small Business Loans and Finance Receivables

The following table includes financial information for our small business loans and finance receivables. Delinquency metrics include principal, interest and fees, and only amounts that are past due (dollars in thousands):

	2023
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$1,791,973	$1,773,554	$1,826,458	$2,015,807
Ending loan and finance receivable fair value balance	1,940,499	1,924,401	2,034,732	2,248,383
Fair value as a % of principal(a)	108.3%	108.5%	111.4%	111.5%

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$1,806,505	$1,788,815	$1,855,135	$2,050,407

Average loan and finance receivable balance(b)	$1,809,800	$1,800,700	$1,813,995	$1,922,857
Installment loans as percentage of average combined loan and finance receivable balance	62.3%	59.1%	57.2%	55.3%
Line of credit accounts as percentage of average combined loan and finance receivable balance	37.7%	40.9%	42.8%	44.7%

Revenue	$194,456	$190,459	$195,226	$210,663
Change in fair value	(80,404)	(82,180)	(54,992)	(73,243)
Net revenue	114,052	108,279	140,234	137,420
Net revenue margin	58.7%	56.9%	71.8%	65.2%

Combined loan and finance receivable originations and purchases	770,164	711,659	782,685	927,807

Delinquencies:
> 30 days delinquent	$125,919	$147,711	$148,584	$172,928
> 30 days delinquent as a % of loan balance(a)	7.0%	8.3%	8.0%	8.4%

Charge-offs:
Charge-offs (net of recoveries)	$76,215	$83,772	$99,001	$91,623
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	4.2%	4.7%	5.5%	4.8%

	2022
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$1,210,389	$1,364,055	$1,580,289	$1,773,411
Ending loan and finance receivable fair value balance	1,297,533	1,471,723	1,708,918	1,935,466
Fair value as a % of principal(a)	107.2%	107.9%	108.1%	109.1%

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$1,217,580	$1,372,667	$1,590,745	$1,797,282

Average loan and finance receivable balance(b)	$1,122,609	$1,288,384	$1,488,029	$1,684,617
Installment loans as percentage of average combined loan and finance receivable balance	67.9%	66.6%	65.7%	64.6%
Line of credit accounts as percentage of average combined loan and finance receivable balance	32.1%	33.4%	34.3%	35.4%

Revenue	$132,594	$149,909	$172,721	$192,598
Change in fair value	1,138	(8,764)	(24,662)	(49,099)
Net revenue	133,732	141,145	148,059	143,499
Net revenue margin	100.9%	94.2%	85.7%	74.5%

Combined loan and finance receivable originations and purchases	658,741	679,233	806,739	825,563

Delinquencies:
> 30 days delinquent	$43,318	$49,159	$70,430	$103,235
> 30 days delinquent as a % of loan balance(a)	3.6%	3.6%	4.4%	5.7%

Charge-offs:
Charge-offs (net of recoveries)	$20,860	$27,867	$43,778	$69,110
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	1.9%	2.2%	2.9%	4.1%

(a)
Determined using period-end balances.
(b)
The average loan and finance receivable balance is the average of the month-end balances during the period.

The combined ending loan balance, including principal and accrued fees/interest outstanding, of small business loans and finance receivables at December 31, 2023 increased 14.1% to $2,050.4 million compared to $1,797.3 million at December 31, 2022, due primarily to originations outpacing repayments.

The percentage of loans and finance receivables greater than 30 days delinquent increased to 8.4% at December 31, 2023, compared to 5.7% at December 31, 2022. Charge-offs (net of recoveries) as a percentage of average loan balance increased to 4.8% for the 2023 fourth quarter, compared to 4.1% in the 2022 fourth quarter. The credit performance of our small business portfolio was stronger in 2022 as the portfolio was more seasoned due to reductions in originations in response to the pandemic. Delinquency and charge-offs have since increased to more normal levels due to the acceleration in originations and macroeconomic pressures on our customers and their businesses.

Revenue related to our small business loans and finance receivables was $210.7 million for the 2023 fourth quarter, compared to $192.6 million for the 2022 fourth quarter. The increase in revenue was driven primarily by growth in the overall portfolio. The net revenue margin related to our small business loans and finance receivables was 65.2% for the 2023 fourth quarter, compared to 74.5% for the 2022 fourth quarter. The net revenue margin in the prior year was elevated due to lower delinquency rates and lower than expected charge-offs as a result of portfolio seasoning and lower originations. The net revenue margin in the 2023 fourth quarter was in a more normalized range as credit performance has returned to more normalized levels. The net revenue margins in the third and fourth quarters are higher than the prior two sequential quarters due to improved performance of more recent vintages.

The ratio of fair value as a percentage of principal on small business loans and finance receivables increased to 111.5% at December 31, 2023, compared to 109.1% at December 31, 2022, due primarily to recent vintages, which have exhibited improved performance, being a higher percentage of the portfolio. Refer to “Results of Operations—Valuation of Loans and Finance Receivables” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on loan valuation.

Total Expenses

Total operating expenses increased $74.2 million, or 10.1%, to $807.8 million in 2023, compared to $733.6 million in 2022.

Marketing expense increased $32.0 million, or 8.3%, to $414.5 million in 2023 compared to $382.5 million in 2022, due primarily to growth in the overall business as well as higher online advertising costs intended to capture increasing market demand for both our consumer and small business loan products, partially offset by lower commissionable originations in our small business portfolio and lower direct mail spend.

Operations and technology expense increased $21.2 million, or 12.2%, to $194.9 million in 2023 from $173.7 million in 2022, due primarily to higher variable costs, particularly personnel, collection and underwriting costs, due to the increase in originations and the size of the loan portfolio. As a percentage of revenue, operations and technology expense decreased to 9.2% in 2023 from 10.0% in 2022, as increased originations and revenues outpaced fixed costs.

General and administrative expense increased $19.8 million, or 14.1%, to $160.3 million in 2023 compared to $140.5 million in 2022, due primarily to the CFPB settlement of $15.0 million in the 2023 fourth quarter and, to a lesser extent, higher personnel costs, partially offset by lower occupancy costs due to real estate rationalization efforts. As a percentage of revenue, general and administrative expense decreased to 7.6% in 2023 from 8.1% in 2022. Excluding the CFPB settlement charge, general and administrative expense as a percentage of revenue decreased to 6.9% in 2023 from 8.1% in 2022, as increased originations and revenues outpaced fixed costs.

Depreciation and amortization expense increased $1.2 million, or 3.5%, to $38.1 million in 2023 compared to $36.9 million in 2022 driven primarily by $1.7 million in impairment charges on leasehold improvement assets related to surrendered office space that had no future utility, partially offset by lower impairment charges on internal-use software that was retired.

Nonoperating Items

Interest expense, net increased $78.9 million, or 68.1%, to $194.8 million in 2023 compared to $115.9 million in 2022, due primarily to an increase in the average amount of debt outstanding to $2,382.7 million during 2023 from $1,856.1 million during 2022, and an increase in the weighted average interest rate on our outstanding debt to 8.28% in 2023 from 6.35% in 2022. See “—Liquidity and Capital Resources—Current Debt Facilities” below for further information.

Equity method investment income was $0.1 million in 2023 compared to $6.4 million in 2022. In the prior year, Linear sold its operating company, resulting in a gain of $11.0 million, which was partially offset by a $4.4 million loss on the sale of OnDeck Canada.

Provision for Income Taxes

The effective tax rate from continuing operations of 22.9% in 2023 was lower compared to the effective tax rate of 23.9% in 2022. The decrease was primarily driven by excess tax benefits from stock-based compensation, the remeasurement of unrecognized tax benefits due to the statute of limitations closure of the 2019 tax year, and lower state rates, partially offset by the nondeductible regulatory settlement charge.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

We seek to maintain a stable and flexible balance sheet to ensure that liquidity and funding are available to meet our business obligations. As of December 31, 2023, we had cash, cash equivalents, and restricted cash of $377.4 million, of which $323.1 million was restricted, compared to $178.4 million, of which $78.2 million was restricted, as of December 31, 2022. During the current year we issued $170.0 million of asset-backed notes to fund our growth in our near-prime consumer loan business, entered into a new $287.2 million small business loan securitization facility and issued $227.1 million of asset-backed notes to fund our growth in our small business loan business. As of December 31, 2023, we had funding capacity of $658.9 million. Based on numerous stressed-case modeling scenarios, we believe we have sufficient liquidity to run our operations for the foreseeable future. Further, with the repayment of our 8.50% Senior Notes due 2024 (the “2024 Senior Notes”) on January 3, 2024, we have no recourse debt obligations due until September 2025. As part of our capital and liquidity management, we may from time to time acquire our outstanding debt securities, including through redemptions, tender offers, open market purchases, negotiated transactions or otherwise, in accordance with applicable securities laws and in compliance with the indentures governing our outstanding debt securities, upon such terms and at such prices as we may determine.

Historically, we have generated significant cash flow through normal operating activities for funding both long-term and short-term needs. Our near-term liquidity is managed to ensure that adequate resources are available to fund our seasonal working capital growth, which is driven by demand for our loan and financing products. On September 1, 2017, we issued and sold $250.0 million in aggregate principal amount of 2024 Senior Notes and used the net proceeds, in part, to retire $155.0 million in existing indebtedness. On September 19, 2018, we issued and sold $375.0 million in aggregate principal amount of 8.50% Senior Notes due 2025 (the “2025 Senior Notes”) and used the net proceeds, in part, to retire existing indebtedness. On December 6, 2023, we issued and sold $400.0 million in aggregate principal amount of 11.25% Senior Notes due 2028 (the “2028 Senior Notes”) and used the net proceeds, in part, to retire existing indebtedness.

On June 30, 2017, we entered into a secured revolving credit agreement (as amended, the “Credit Agreement”). On June 23, 2022, we entered into an amendment and restatement of our Credit Agreement that, among other things, increased the borrowing capacity to $440.0 million, with a $20.0 million letter of credit sublimit and $10.0 million swingline loan sublimit. On October 19, 2023, we amended the Credit Agreement to, among other changes, increase the total commitment amount from $440.0 million to $515.0 million. The Credit Agreement bears interest, at our option, at the base rate plus 0.75% or the Secured Overnight Financing Rate plus 3.50%. In addition to customary fees for a credit facility of this size and type, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the commitment, and ranges from 0.15% per annum to 0.50% per annum depending on usage. The Credit Agreement contains certain prepayment penalties if it is terminated on or before the first and second anniversary dates, subject to certain exceptions. The Credit Agreement matures on June 30, 2026. As of February 21, 2024, our available borrowings under the Credit Agreement were $89.4 million. Since 2016, we have entered into several loan securitization facilities and offered asset-backed notes to fund our growth, primarily in our near-prime consumer installment loan and small business loan businesses. As of February 21, 2024, we had funding capacity of $524.4 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer and small business loan securitization facilities.

As of December 31, 2023, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending which could be expected to generate additional liquidity.

Capital

Our Total stockholders' equity increased by $54.0 million to $1,240.2 million at December 31, 2023 from $1,186.1 million at December 31, 2022. The increase of stockholders' equity was driven primarily by net income for the year ended December 31, 2023, partially offset by $153.2 million in repurchases of our common stock. Our book value per share outstanding increased to $42.63 at December 31, 2023 from $37.99 at December 31, 2022, which was primarily driven by net income partially offset by share repurchases in 2023.

On February 9, 2022, we announced the Board of Directors authorized a new share repurchase program totaling $100.0 million through June 30, 2023 (the “February 2022 Authorization”). On November 7, 2022, we announced the Board of Directors authorized an increase to our share repurchase program of up to $150.0 million through December 31, 2023 (the “November 2022 Authorization”). The November 2022 Authorization went into effect in March 2023 upon exhaustion of the February 2022 Authorization. On October 24, 2023, we announced the Board of Directors authorized a new share repurchase program totaling $300.0 million through December 31, 2024. The new program replaced the November 2022 Authorization. The Company repurchased $91.5 million of common stock under the November 2022 Authorization before it was terminated. Repurchases under our repurchase programs will be made in accordance with applicable securities laws from time to time in the open market, through privately negotiated transactions or otherwise. The share repurchase program does not obligate us to purchase any shares of our common stock. The authorization for the share repurchase programs may be terminated, increased or decreased by the Board of Directors in its discretion at any time. During 2023, we paid $146.3 million to repurchase common stock under the share repurchase programs.

Cash

At December 31, 2023, we had $54.4 million of available unrestricted cash to fund our future operations compared to approximately $100.2 million at December 31, 2022.

Our cash and cash equivalents at December 31, 2023 were held primarily for working capital purposes and were used to fund a portion of our lending activities. From time to time, we use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest cash in excess of our immediate working capital requirements in short-term investments, deposit accounts or other arrangements designed to preserve the principal balance and maintain adequate liquidity. Our excess cash may be invested primarily in overnight sweep accounts, money market instruments or similar arrangements that provide competitive returns consistent with our polices and market conditions.

Our restricted cash typically consists of funds held in accounts as reserves on certain debt facilities and as collateral for issuing bank partner transactions. We have no ability to draw on such funds as long as they remain restricted under the applicable arrangements but have the ability to use these funds to finance loan originations, subject to meeting borrowing base requirements. Our policy is to invest restricted cash held in debt facility related accounts, to the extent permitted by such debt facility, in investments designed to preserve the principal balance and provide liquidity. Accordingly, such cash is invested primarily in money market instruments that offer daily purchase and redemption and provide competitive returns consistent with our policies and market conditions. As of December 31, 2023, restricted cash also included $173.6 million in escrow related to the redemption of our 2024 Senior Notes on January 3, 2024.

Current Debt Facilities

The following table summarizes our debt facilities as of December 31, 2023.

	Maturity date		Weighted average interest rate(a)	Borrowing capacity		Principal outstanding
Funding Debt:
2018-1 Securitization Facility	March 2027	(b)	9.59%	200,000		92,964
2018-2 Securitization Facility	July 2025	(c)	10.53%	66,110		66,110
NCR 2022 Securitization Facility	October 2026	(d)	10.11%	125,000		43,975
ODR 2021-1 Securitization Facility	November 2026	(e)	8.93%	233,333		151,331
ODR 2022-1 Securitization Facility	June 2025	(f)	8.24%	420,000		277,586
RAOD Securitization Facility	November 2025	(g)	8.14%	230,263		142,110
HWCR 2023 Securitization Facility	May 2026	(h)	9.79%	287,214		287,214
ODAST III Securitization Notes	May 2027	(i)	2.07%	300,000		300,000
2023-A Securitization Notes	December 2027		7.78%	78,865		78,865
ODAS IV Securitization Notes	August 2030		7.66%	227,051		227,051
Total funding debt			7.57%	$2,167,836		$1,667,206
Corporate Debt:
8.50% Senior Notes Due 2024(j)	September 2024		8.50%	168,702		168,702
8.50% Senior Notes Due 2025	September 2025		8.50%	375,000		375,000
11.25% Senior Notes Due 2028	December 2028		11.25%	400,000		400,000
Revolving line of credit	June 2026		8.86%	515,000	(k)	356,000
Total corporate debt			9.44%	$1,458,702		$1,299,702

(a)
The weighted average interest rate is determined based on the rates and principal balances on December 31, 2023. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.
(b)
The period during which new borrowings may be made under this facility expires in March 2025.
(c)
The period during which new borrowings may be made under this facility expired in July 2023.
(d)
The period during which new borrowings may be made under this facility expires in October 2024.
(e)
The period during which new borrowings may be made under this facility expires in November 2025.
(f)
The period during which new borrowings may be made under this facility expires in June 2024.
(g)
The period during which new borrowings may be made under this facility expires in November 2024.
(h)
The period during which new borrowings may be made under this facility expires in May 2025.
(i)
The period during which new borrowings may be made under this facility expires in April 2024.
(j)
On January 3, 2024, we redeemed all remaining 2024 Senior Notes at par plus accrued interest.
(k)
We had outstanding letters of credit under the Revolving line of credit of $0.8 million as of December 31, 2023.

Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2023		2022		2021
Cash flows provided by operating activities	$1,166,869		$893,998		$471,868
Cash flows used in investing activities
Loans and finance receivables	(1,449,417)		(1,631,354)		(923,494)
Acquisitions, net of cash acquired	—		—		(29,153)
Purchases of property and equipment	(45,241)		(43,629)		(29,674)
Disposal of a subsidiary	—		8,713		1,928
Other investing activities	—		—		25
Total cash flows used in investing activities	(1,494,658)		(1,666,270)		(980,368)
Cash flows provided by financing activities	$526,541		$724,866		$365,149
Total debt to Adjusted EBITDA (a)	5.9	x	5.1	x	2.9	x

(a)
Total debt to Adjusted EBITDA, a non-GAAP measure, is calculated using Adjusted EBITDA for the twelve months ended for the respective period indicated. See “—Non-GAAP Financial Measures—Adjusted EBITDA.”

Cash Flows from Operating Activities

Net cash provided by operating activities increased $272.9 million, or 30.5%, to $1,166.9 million for 2023 from $894.0 million for 2022. The increase was driven primarily by additional interest and fee income from growth in the loan portfolio.

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

Cash Flows from Investing Activities

Net cash flows used in investing activities decreased $171.6 million, or 10.3%, in 2023 compared to 2022, due primarily to a lower differential in originations/purchases in excess of repayments in our loan and finance receivable portfolio.

Cash Flows from Financing Activities

Net cash provided by financing activities in 2023 was $526.5 million compared to $724.9 million provided by financing activities in 2022. Cash flows provided by financing activities for 2023 primarily consists of net borrowings of $396.2 million related to the issuance of the 2028 senior notes, $334.4 million under our securitization facilities, and $47.0 million under the Credit Agreement, partially offset by $153.2 million in treasury shares purchases, primarily under our share repurchase programs, and $81.1 million used to paydown our 2024 senior notes. Cash flows provided by financing activities for 2022 primarily consists of $109.0 million of net borrowings under our Credit Agreement and $762.2 million of net borrowings under our securitization facilities, partially offset by $143.1 million in treasury shares purchases, primarily under our share repurchase programs.

CRITICAL ACCOUNTING ESTIMATES

Loans and Finance Receivables

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Accounting Standards Codification (“ASC”) 350, Goodwill, we test goodwill for potential impairment annually on October 1 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount.

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

Changes to market interest rates can impact the fair value of our loans and finance receivables. The fair value of our loans and receivables are estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. Required returns may increase or decrease depending upon the level of market interest rates and additional risk premiums required to generate acceptable returns on specific assets. An increase of 100 basis points to the discount rates used in our valuations would decrease the balance of loans and finance receivables at fair value by approximately 0.7% at December 31, 2023 and 2022. A decrease of 100 basis points to the discount rates used in our valuations would increase the balance of loans and finance receivables at fair value by approximately 0.7% at December 31, 2023 and 2022.

Expectations of future credit losses are a significant input to the valuation of our loans and finance receivables. A variety of macroeconomic and other factors can impact the expected repayment capacity of our customers and our expectation of future credit losses, both positively and negatively. Increasing our estimates for future credit losses used in our valuations to 110% of current expectations would decrease the balance of loans and finance receivables at fair value by approximately 3.2% and 3.3% at December 31, 2023 and 2022, respectively. Conversely, credit losses may decrease as the economy strengthens or with increased government assistance. Decreasing our estimates for future credit losses used in our valuations to 90% of current expectations would increase the balance of loans and finance receivables at fair value by approximately 3.0% and 3.3% at December 31, 2023 and 2022, respectively.

The expected rate of future customer prepayments can also impact the fair value of our loans and finance receivables. Prepayment speeds can vary with economic activity, competition and other factors that may increase or decrease the liquidity available to our customers to prepay obligations. Increasing our estimates for future prepayments used in our valuations to 110% of current expectations would decrease the balance of loans and finance receivables at fair value by 0.8% and 1.0% at December 31, 2023 and 2022, respectively. Conversely, prepayment speeds may decrease as the economy weakens or inflation increases. Decreasing our estimates for future prepayments used in our valuations to 90% of current expectations would increase the balance of loans and finance receivables at fair value by 0.8% and 1.0% at December 31, 2023 and 2022, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Enova International, Inc.

Opinion on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Enova International, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

We identified the valuation assertion relating to loans and finance receivables at fair value as a critical audit matter because of the subjective process in determining significant inputs and judgments used to estimate the fair value. Given management’s use of unobservable inputs to estimate the fair value of the loans and finance receivables, performing audit procedures to evaluate these inputs requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our internal fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to loans and finance receivables at fair value included the following, among others:

•
We tested the effectiveness of internal controls related to the determination of loans and finance receivables at fair value, including those controls related to management’s review of the models and the significant inputs used to estimate the fair value.
•
We tested the underlying data for accuracy and completeness, including loan balances, historical net charge-offs, payments and other assumptions, that served as the basis for the valuation.
•
With the assistance of our internal fair value specialists, we developed a range of independent estimates of fair value and compared our estimates to the recorded valuation.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 23, 2024

We have served as the Company's auditor since 2021.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2023	2022
Assets
Cash and cash equivalents(1)	$54,357	$100,165
Restricted cash(1)	323,082	78,235
Loans and finance receivables at fair value(1)	3,629,167	3,018,528
Income taxes receivable	44,129	43,741
Other receivables and prepaid expenses(1)	71,982	66,267
Property and equipment, net	108,705	93,228
Operating lease right-of-use asset	14,251	19,347
Goodwill	279,275	279,275
Intangible assets, net	19,005	27,390
Other assets(1)	41,583	54,713
Total assets	$4,585,536	$3,780,889
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses(1)	$261,156	$198,320
Operating lease liability	27,042	33,595
Deferred tax liabilities, net	113,350	104,169
Long-term debt(1)	2,943,805	2,258,660
Total liabilities	3,345,353	2,594,744
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 45,339,814 and 44,326,999 shares issued and 29,089,258 and 31,220,928 outstanding as of December 31, 2023 and 2022, respectively	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid in capital	284,256	251,878
Retained earnings	1,488,306	1,313,185
Accumulated other comprehensive loss	(6,264)	(5,990)
Treasury stock, at cost (16,250,556 and 13,106,071 shares as of December 31, 2023 and 2022, respectively)	(526,115)	(372,928)
Total stockholders' equity	1,240,183	1,186,145
Total liabilities and stockholders' equity	$4,585,536	$3,780,889

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

	December 31,
	2023	2022
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$315	$420
Restricted cash	135,980	65,546
Loans and finance receivables at fair value	2,656,049	1,699,698
Other receivables and prepaid expenses	6,792	17,413
Other assets	6,915	5,597
Total assets of consolidated VIEs	$2,806,051	$1,788,674
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$10,469	$7,528
Long-term debt	1,661,823	1,329,009
Total liabilities of consolidated VIEs	$1,672,292	$1,336,537

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$2,117,639	$1,736,085	$1,207,932
Change in Fair Value	(887,717)	(618,521)	(183,672)
Net Revenue	1,229,922	1,117,564	1,024,260
Operating Expenses
Marketing	414,460	382,573	271,160
Operations and technology	194,905	173,668	147,700
General and administrative	160,265	140,464	156,962
Depreciation and amortization	38,157	36,867	35,375
Total Operating Expenses	807,787	733,572	611,197
Income from Operations	422,135	383,992	413,063
Interest expense, net	(194,779)	(115,887)	(76,509)
Foreign currency transaction gain (loss), net	57	(645)	(382)
Equity method investment income	116	6,435	2,953
Other nonoperating expenses	(282)	(1,321)	(1,970)
Income before Income Taxes	227,247	272,574	337,155
Provision for income taxes	52,126	65,150	80,087
Net income before noncontrolling interest	175,121	207,424	257,068
Less: Net income attributable to noncontrolling interest	—	—	773
Net income attributable to Enova International, Inc.	$175,121	$207,424	$256,295
Earnings Per Share attributable to Enova International, Inc.:
Earnings per common share:
Basic	$5.71	$6.42	$7.05
Diluted	$5.49	$6.19	$6.79
Weighted average common shares outstanding:
Basic	30,673	32,290	36,351
Diluted	31,921	33,483	37,736

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income including noncontrolling interest	$175,121	$207,424	$257,068
Other comprehensive (loss) gain, net of tax:
Foreign currency translation gain (loss)(1)	1,979	789	(1,478)
Ownership change in noncontrolling interest	—	—	(270)
Unrealized (loss) gain on investments, net of tax	(2,253)	1,761	—
OnDeck Australia deconsolidation	—	—	106
Total other comprehensive (loss) gain, net of tax	(274)	2,550	(1,642)
Comprehensive Income	174,847	209,974	255,426
Net income attributable to noncontrolling interest	—	—	(773)
Foreign currency translation loss attributable to noncontrolling interests	—	—	126
Ownership change in noncontrolling interest	—	—	802
Comprehensive loss attributable to the noncontrolling interest	—	—	155
Comprehensive income attributable to Enova International, Inc.	$174,847	$209,974	$255,581

(1)
Net of tax (provision) benefit of $(637), $(209) and $513 for the years ended December 31, 2023, 2022 and 2021, respectively.

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

								Total Enova
					Accumulated			International,
			Additional		Other			Inc.		Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest	Equity
Balance at December 31, 2020	41,937	$—	$187,981	$849,466	$(6,898)	(6,174)	$(113,201)	$917,348	$1,486	$918,834
Stock-based compensation expense	—	—	21,179	—	—	—	—	21,179	—	21,179
Shares issued for vested RSUs	793	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	694	—	15,457	—	—	—	—	15,457	—	15,457
Net income attributable to Enova International, Inc.	—	—	—	256,295	—	—	—	256,295	—	256,295
Foreign currency translation loss, net of tax	—	—	—	—	(1,478)	—	—	(1,478)	(126)	(1,604)
Purchases of treasury shares, at cost	—	—	—	—	—	(3,106)	(116,657)	(116,657)	—	(116,657)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	773	773
Ownership change in noncontrolling interest	—	—	1,072	—	(270)	—	—	802	(802)	—
OnDeck Australia deconsolidation	—	—	—	—	106	—	—	106	(1,331)	(1,225)
Balance at December 31, 2021	43,424	$—	$225,689	$1,105,761	$(8,540)	(9,280)	$(229,858)	$1,093,052	$—	$1,093,052
Stock-based compensation expense	—	—	21,950	—	—	—	—	21,950	—	21,950
Shares issued for vested RSUs	640	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	263	—	4,239	—	—	—	—	4,239	—	4,239
Net income attributable to Enova International, Inc.	—	—	—	207,424	—	—	—	207,424	—	207,424
Unrealized gain on investments, net of tax	—	—	—	—	1,761	—	—	1,761	—	1,761
Foreign currency translation gain, net of tax	—	—	—	—	789	—	—	789	—	789
Purchases of treasury shares, at cost	—	—	—	—	—	(3,826)	(143,070)	(143,070)	—	(143,070)
Balance at December 31, 2022	44,327	$—	$251,878	$1,313,185	$(5,990)	(13,106)	$(372,928)	$1,186,145	$—	$1,186,145
Stock-based compensation expense	—	—	26,738	—	—	—	—	26,738	—	26,738
Shares issued for vested RSUs	624	—	—	—	—	—	—	—	—	—
Shares issued for stock option exercises	389	—	5,640	—	—	—	—	5,640	—	5,640
Net income attributable to Enova International, Inc.	—	—	—	175,121	—	—	—	175,121	—	175,121
Unrealized loss on investments, net of tax	—	—	—	—	(2,253)	—	—	(2,253)	—	(2,253)
Foreign currency translation gain, net of tax	—	—	—	—	1,979	—	—	1,979	—	1,979
Purchases of treasury shares, at cost	—	—	—	—	—	(3,145)	(153,187)	(153,187)	—	(153,187)
Balance at December 31, 2023	45,340	$—	$284,256	$1,488,306	$(6,264)	(16,251)	$(526,115)	$1,240,183	$—	$1,240,183

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net income before noncontrolling interest	$175,121	$207,424	$257,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,157	36,867	35,375
Amortization of deferred loan costs and debt discount	10,123	5,698	6,224
Change in fair value	879,351	612,154	180,165
Stock-based compensation expense	26,738	21,950	21,179
Loss on sale of subsidiary	—	4,388	842
Incomplete transaction costs	—	710	—
Loss on early extinguishment of debt	282	—	378
Operating leases, net	(1,457)	(3,637)	(3,549)
Lease termination and cease-use costs	—	—	(6,311)
Deferred income taxes, net	8,545	17,034	39,306
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(44,169)	(32,317)	(20,802)
Other receivables, prepaid expenses and other assets	8,879	(24,335)	(7,222)
Accounts payable and accrued expenses	18,137	(2,843)	17,843
Current income taxes receivable/payable	47,162	50,905	(48,628)
Net cash provided by operating activities	1,166,869	893,998	471,868
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(4,315,483)	(4,103,939)	(2,810,560)
Loans and finance receivables repaid	2,866,066	2,472,585	1,887,066
Acquisitions, net of cash acquired	—	—	(29,153)
Capitalization of software development costs and purchases of fixed assets	(45,241)	(43,629)	(29,674)
Sale of subsidiary	—	8,713	1,928
Other investing activities	—	—	25
Net cash used in investing activities	(1,494,658)	(1,666,270)	(980,368)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	423,000	139,000	302,000
Repayments under revolving line of credit	(376,000)	(30,000)	(102,000)
Borrowings under securitization facilities	1,013,591	827,657	547,268
Repayments under securitization facilities	(679,190)	(65,487)	(274,688)
Issuance of senior notes	396,232	—	—
Repayments of senior notes	(81,123)	—	—
Debt issuance costs paid	(22,422)	(7,473)	(6,231)
Proceeds from exercise of stock options	5,640	4,239	15,457
Treasury shares purchased	(153,187)	(143,070)	(116,657)
Net cash provided by financing activities	526,541	724,866	365,149
Effect of exchange rates on cash	287	(77)	34
Net increase (decrease) in cash, cash equivalents and restricted cash	199,039	(47,483)	(143,317)
Cash, cash equivalents and restricted cash at beginning of year	178,400	225,883	369,200
Cash, cash equivalents and restricted cash at end of year	$377,439	$178,400	$225,883

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Nature of the Company

Enova International, Inc. (“Enova”), formed on September 7, 2011, is an independent, publicly traded company, and the Company’s shares of common stock are listed on the New York Stock Exchange under the symbol “ENVA.” Enova and its subsidiaries (individually and collectively referred to herein as the “Company”) operate an internet-based lending platform to serve customers in need of cash to fulfill their financial responsibilities. Through a network of direct and indirect marketing channels, the Company offers funds to its customers through a variety of loan and finance receivable products that are primarily unsecured. The business is operated primarily through the internet to provide convenient, fully-automated financial solutions to its customers. As of December 31, 2023, the Company offered or arranged loans to consumers under the names “CashNetUSA” and “NetCredit” in 37 states in the United States and under the name “Simplic” in Brazil. The Company also offered financing to small businesses in 49 states and Washington D.C. in the United States under the names “OnDeck” and “Headway Capital.”

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

Installment loans are loans written by the Company, by a third-party lender through the Company’s credit services organization or credit access business program (“CSO program” as further described below) that the Company guarantees or by a bank partner. Installment loans includes longer-term loans that require the outstanding principal balance to be paid down in multiple installments. Line of credit accounts include draws made through the Company’s line of credit products.

Through the Company’s CSO program, the Company provides services related to a third-party lender’s consumer loan products in Texas by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under the CSO program include credit-related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents (“CSO loans”). Under the CSO program, the Company guarantees consumer loan payment obligations to the third-party lender in the event that the customer defaults on the loan, at which point, the loan is purchased by the Company. Prior to any potential purchase, CSO loans are not included in the Company’s consolidated balance sheets.

The Company operates programs with certain banks to provide marketing services and loan servicing for near-prime unsecured consumer installment loans and line of credit accounts. Under the programs, the Company receives marketing and servicing fees while the bank receives an origination fee. The bank has the ability to sell and the Company has the option, but not the requirement, to purchase the loans the bank originates and, in the case of line of credit accounts, a participation interest in those accounts. The Company does not guarantee the performance of the loans and line of credit accounts originated by the bank. As part of the OnDeck business both prior and subsequent to Enova’s acquisition, OnDeck operates a program with a separate bank to provide marketing services and loan servicing for small business installment loans and line of credit accounts. Under the OnDeck program, the Company receives marketing fees while the bank receives origination fees and certain program fees. The bank has the ability to sell and the Company has the option, but not the requirement, to purchase the installment loans that the bank originates and, in the case of line of credit accounts, extensions under those line of credit accounts. The Company does not guarantee the performance of the loans originated by the bank.

Through the acquisition of Pangea in 2021, which is described in more detail in Note 2 to the consolidated financial statements, the Company now operates a money transfer platform that allows customers to send money from the United States to Mexico, other Latin American countries and Asia. Revenue is generated through fees per transfer and an exchange rate spread.

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

With the acquisition of OnDeck in 2020, the Company owned a 55% controlling interest in On Deck Capital Australia PTY LTD (“OnDeck Australia”). The remaining interests were owned by an unrelated third party. Prior to December 2021, we consolidated the financial position and results of operations of this entity under the voting interest model. The noncontrolling interest, which is presented as a separate component of consolidated equity, represented the minority owners' proportionate share of the equity of the entity and was adjusted for the minority owners' share of the earnings, losses, investments and distributions. Refer to "Investments in Unconsolidated Investees" later in this note for discussion of the partial divestiture in December 2021 that triggered the deconsolidation of OnDeck Australia.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	December 31,
	2023	2022	2021
Cash and cash equivalents	$54,357	$100,165	$165,477
Restricted cash	323,082	78,235	60,406
Total cash, cash equivalents and restricted cash	$377,439	$178,400	$225,883

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

The Company recognizes revenue based on the financing products and services it offers and on loans it acquires. “Revenue” in the consolidated statements of income primarily includes: interest income, statement and draw fees on line of credit accounts, fees for services provided through the Company’s CSO program (“CSO fees”), revenue on RPAs, origination fees and other fees as permitted by applicable laws and pursuant to the agreement with the customer. Interest income is generally recognized on an effective yield basis over the contractual term of the loan on installment loans or the estimated outstanding period of the draw on line of credit accounts. Statement fees on line of credit accounts are similar to interest charges and are generally recognized similarly to interest income. Draw fees on line of credit accounts are generally recognized at the time of draw. Revenue on RPAs is recognized over the projected delivery term of the agreement. CSO fees are recognized over the term of the loan. Origination fees are charged to customers on certain installment loan products and are recognized upon origination.

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

Current and Delinquent Loans and Finance Receivables

The Company classifies its loans and finance receivables as either current or delinquent. When a customer does not make a scheduled payment in full as of the due date, the receivable is considered delinquent. For the OnDeck portfolio, there is no accrual of interest income on loans when the customer misses their most recent payment. Excluding the OnDeck portfolio, there is no accrual of interest income on loans when a customer falls more than one payment behind. Loans may be returned to accrual status if the customer rectifies and the loan no longer meets non-accrual criteria. The Company allows for normal payment processing time before considering a loan delinquent but does not provide for any additional grace period.

The Company offers certain forbearance options on its loan products with features such as payment deferrals without the incurrence of additional finance charges or late fees. If a loan is deemed to be current and the customer makes a deferral or payment modification, the loan is still deemed to be current until the next scheduled payment is missed.

The Company generally charges off loans and finance receivables between 60 and 65 days delinquent. If a loan or finance receivable is deemed uncollectible prior to this, it is charged off at that point. For small business loans and finance receivables, the Company generally charges off a loan when it is probable that that it will be unable to collect all of the remaining principal payments, which is generally after 90 days of delinquency and 30 days of non-activity. Loans and finance receivables classified as delinquent generally have an age of one to 64 days from the date any portion of the receivable became delinquent, as defined above. Recoveries on loans and finance receivables that were previously charged off are generally recognized when collected or sold.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Software Development Costs

The Company applies ASC 350-40, Internal Use Software (“ASC 350-40”), to its software purchase and development activities. Under ASC 350-40, eligible internal and external costs incurred for the development of computer software applications, as well as for upgrades and enhancements that result in additional functionality of the applications, are capitalized to “Property and equipment” on the consolidated balance sheets. Internal and external training and maintenance costs are charged to expense as incurred or over the related service period. When a software application is placed in service, the Company begins amortizing the related capitalized software costs using the straight-line method based on its estimated useful life, which generally ranges from three to five years.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”), the Company tests goodwill for potential impairment annually as of October 1 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Investments in Unconsolidated Investees

In December 2021, the Company sold a portion of its interest in OnDeck Australia, recognizing a loss of $0.8 million that was included in "Other nonoperating expense." Prior to this, the Company had consolidated the financial position and results of operations of OnDeck Australia under the voting interest model. Subsequent to the transaction, the Company owns a 20% equity interest in OnDeck Australia and no longer has control over the entity; as such, the Company has deconsolidated OnDeck Australia from its financial statements and now records its interest under the equity method of accounting. As of December 31, 2023 the carrying value of the Company’s ownership in OnDeck Australia was $0.0 million. As of December 31, 2022, the carrying value of the Company’s investment in OnDeck Australia was $1.1 million, which the Company included in “Other assets” on the consolidated balance sheets.

On February 24, 2021, the Company contributed the platform-as-service business assumed in the OnDeck acquisition to Linear Financial Technologies Holding LLC (“Linear”) in exchange for ownership units in that entity. The Company records its interest in Linear under the equity method of accounting. In 2022, the Company recognized a gain of $11.0 million related to the sale by Linear of its operating company. As of December 31, 2023 and 2022, the carrying value of the Company’s investment in Linear was $16.1 million and $18.3 million, respectively, which the Company has included in “Other assets” on the consolidated balance sheets.

In the second quarter of 2022, the Company sold its 58.5% interest in On Deck Capital Canada Holdings, Inc. (“OnDeck Canada”), which resulted in a net loss of $4.4 million. Prior to this, despite holding a majority of the equity interest, the Company did not have a controlling financial interest as it did not hold a majority of the voting interest. As such, the Company utilized the equity method to account for its investment in OnDeck Canada in the Company’s consolidated financial statements. As of December 31, 2022, the Company had no remaining investment interest in OnDeck Canada.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity method income has been included in “Equity method investment income” in the consolidated income statements.

Marketing Expenses

Marketing expenses consist of digital costs, lead purchase costs and offline marketing costs such as television and direct mail advertising. All marketing expenses are expensed as incurred.

Operations and Technology Expenses

Operations and technology expenses include all expenses related to the direct operations and technology infrastructure related to loan underwriting and processing. This includes, but is not limited to, contact center and operations personnel costs, software maintenance expense, underwriting data from third-party vendors, bank/transaction fees and collection costs.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net Income	$175,121	$207,424	$256,295
Denominator:
Total weighted average basic shares	30,673	32,290	36,351
Shares applicable to stock-based compensation	1,248	1,193	1,385
Total weighted average diluted shares	31,921	33,483	37,736
Earnings per common share – basic	$5.71	$6.42	$7.05
Earnings per common share – diluted	$5.49	$6.19	$6.79

For the years ended December 31, 2023, 2022 and 2021, 351,699, 530,471 and 142,758 shares of common stock underlying stock options, respectively, were excluded from the calculation of diluted net earnings per share because their effect would have been antidilutive. For the year ended December 31, 2023, there were 235,237 shares, for the year ended December 31, 2022, there were no shares and for the year ended December 31, 2021, there were 627,804 shares of common stock underlying restricted stock units that were excluded from the calculation of diluted net earnings per share because their effect would have been antidilutive.

2. Acquisitions

Pangea

On March 19, 2021, the Company completed the purchase of Pangea Universal Holdings, Inc. (“PUH”), a Chicago-based payments platform offering mobile international money transfer services. In accordance with the terms of the transaction, PUH was merged into Pangea Transfer Company, LLC (“Pangea”) with the separate corporate existence of PUH thereupon ceasing and Pangea continuing as the surviving, wholly-owned subsidiary of the Company. Pangea serves the international money transfer market with a focus on Latin America and Asia. Customers have the option to transfer funds directly into bank accounts or have cash picked up from partners in minutes. The total consideration of $32.9 million consisted of $30.0 million in cash and $2.9 million in loan forgiveness. The Company performed a valuation analysis of identifiable assets acquired and liabilities assumed and allocated the aggregate purchase consideration based on the fair values of those identifiable assets and liabilities. The allocation of the purchase consideration included $19.8 million and $11.3 million of intangible assets and goodwill, respectively, with all other assets acquired and liabilities assumed being nominal. The operating results of Pangea have been included in the Company’s consolidated financial statements from the date of acquisition. Its revenues and cost of revenues are included in “Revenues” and “Change in Fair Value,” respectively, in the Consolidated Statements of Income.

3. Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Consumer loans and finance receivables revenue	$1,295,231	$1,065,033	$815,251
Small business loans and finance receivables revenue	790,804	647,822	376,792
Total loans and finance receivables revenue	2,086,035	1,712,855	1,192,043
Other	31,604	23,230	15,889
Total Revenue	$2,117,639	$1,736,085	$1,207,932

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loans and Finance Receivables at Fair Value

The components of Company-owned loans and finance receivables at December 31, 2023 and 2022 were as follows (in thousands):

	As of December 31, 2023
		Small
	Consumer	Business	Total
Principal balance - accrual	$1,019,057	$1,860,419	$2,879,476
Principal balance - non-accrual	119,871	155,388	275,259
Total principal balance	1,138,928	2,015,807	3,154,735

Accrued interest and fees	107,747	34,600	142,347

Loans and finance receivables at fair value - accrual	1,358,734	2,172,404	3,531,138
Loans and finance receivables at fair value - non-accrual	22,050	75,979	98,029
Loans and finance receivables at fair value	1,380,784	2,248,383	3,629,167
Difference between principal balance and fair value	$241,856	$232,576	$474,432

	As of December 31, 2022
		Small
	Consumer	Business	Total
Principal balance - accrual	$857,682	$1,656,312	$2,513,994
Principal balance - non-accrual	108,071	117,099	225,170
Total principal balance	965,753	1,773,411	2,739,164

Accrued interest and fees	74,764	23,871	98,635

Loans and finance receivables at fair value - accrual	1,073,100	1,878,253	2,951,353
Loans and finance receivables at fair value - non-accrual	9,962	57,213	67,175
Loans and finance receivables at fair value	$1,083,062	$1,935,466	$3,018,528
Difference between principal balance and fair value	$117,309	$162,055	$279,364

As of December 31, 2023 and 2022, the aggregate fair value of loans and finance receivables that are 90 days or more past due was $24.3 million, of which $23.6 million was in non-accrual status, and $8.2 million, of which $8.0 million was in non-accrual status, respectively. The aggregate unpaid principal balance for loans and finance receivables that are 90 days or more past due was $43.6 million and $17.9 million, respectively.

Changes in the fair value of Company-owned loans and finance receivables during the years ended December 31, 2023 and 2022 were as follows (dollars in thousands):

	Year Ended December 31, 2023
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,083,062	$1,935,466	$3,018,528
Originations or acquisitions(1)	1,614,464	3,192,315	4,806,779
Interest and fees(2)	1,295,231	790,804	2,086,035
Repayments	(2,024,570)	(3,379,383)	(5,403,953)
Charge-offs, net(3)	(680,185)	(350,611)	(1,030,796)
Net change in fair value(3)	91,653	59,792	151,445
Effect of foreign currency translation	1,129	—	1,129
Balance at end of period	$1,380,784	$2,248,383	$3,629,167

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2022
		Small
	Consumer	Business	Total
Balance at beginning of period	$890,144	$1,074,546	$1,964,690
Originations or acquisitions(1)	1,454,450	2,970,278	4,424,728
Interest and fees(2)	1,065,033	647,822	1,712,855
Repayments	(1,796,320)	(2,675,793)	(4,472,113)
Charge-offs, net(3)	(610,931)	(161,615)	(772,546)
Net change in fair value(3)	80,164	80,228	160,392
Effect of foreign currency translation	522	—	522
Balance at end of period	$1,083,062	$1,935,466	$3,018,528

(1)
Originations or acquisitions is presented on a cost basis.
(2)
Included in “Revenue” in the consolidated statements of income.
(3)
Included in “Change in Fair Value” in the consolidated statements of income.

In connection with its CSO program, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for consumer loans and is required to purchase any defaulted loans it has guaranteed. As of December 31, 2023 and 2022, the amount of consumer loans guaranteed by the Company had an estimated fair value of $18.5 million and $16.3 million, respectively, and an outstanding principal balance of $13.5 million and $12.9 million, respectively. As of December 31, 2023 and 2022 the amount of consumer loans, including principal, fees and interest, guaranteed by the Company were $16.4 million and $15.6 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

4. Property and Equipment

As a leading technology and analytics company, a significant amount of capital is invested in developing computer software and systems infrastructure. The Company capitalized internal software development costs of $37.3 million, $29.3 million and $26.7 million during 2023, 2022 and 2021, respectively.

Major classifications of property and equipment at December 31, 2023 and 2022 were as follows (in thousands):

	As of December 31, 2023
	Cost	Accumulated Depreciation	Net
Computer software	$183,230	$(93,546)	$89,684
Furniture, fixtures and equipment	34,959	(22,943)	12,016
Leasehold improvements	21,644	(14,639)	7,005
Total	$239,833	$(131,128)	$108,705

	As of December 31, 2022
	Cost	Accumulated Depreciation	Net
Computer software	$151,310	$(79,770)	$71,540
Furniture, fixtures and equipment	33,764	(18,875)	14,889
Leasehold improvements	24,503	(17,704)	6,799
Total	$209,577	$(116,349)	$93,228

The Company recognized depreciation expense of $29.8 million, $28.8 million and $28.5 million during 2023, 2022 and 2021, respectively.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Other Intangible Assets

There were no changes in the carrying value of goodwill for the years ended December 31, 2023 and 2022.

The Company completed its annual assessment of goodwill as of October 1, 2023 based on qualitative factors and determined that the fair value of its goodwill exceeded carrying value; as such, no impairment existed at that date.

Acquired intangible assets that are subject to amortization as of December 31, 2023 and 2022, were as follows (in thousands):

	As of December 31, 2023
	Cost	Accumulated Amortization	Net
Developed technology	$25,980	$(15,817)	$10,163
Trade names and trademarks	11,214	(5,387)	5,827
Licenses	3,100	(1,705)	1,395
Customer relationships	1,900	(1,045)	855
Lead provider and broker relationships	1,700	(935)	765
Total	$43,894	$(24,889)	$19,005

	As of December 31, 2022
	Cost	Accumulated Amortization	Net
Developed technology	$25,980	$(10,443)	$15,537
Trade names and trademarks	11,213	(3,827)	7,386
Licenses	3,100	(1,033)	2,067
Customer relationships	1,900	(633)	1,267
Lead provider and broker relationships	1,700	(567)	1,133
Total	$43,893	$(16,503)	$27,390

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

Amortization expense for acquired intangible assets was $8.4 million, $8.1 million and $6.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Estimated future amortization expense for the years ended December 31, is as follows (in thousands):

Year	Amount
2024	$8,055
2025	7,291
2026	2,029
2027	806
2028	110

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2023 and 2022 were as follows (in thousands):

	As of December 31,
	2023	2022
Unrecognized tax benefits	$135,229	$87,679
Trade accounts payable	43,330	30,778
Accrued payroll and fringe benefits	34,758	32,137
Accrued interest payable	27,673	22,978
Liability for consumer loans funded by third-party lender	11,610	10,988
Accrual for consumer loan payments rejected for non-sufficient funds	6,568	11,294
Other accrued liabilities	1,988	2,466
Total	$261,156	$198,320

Refer to Note 10 for discussion of unrecognized tax benefits.

7. Marketing Expenses

Marketing expenses for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Customer procurement expense including lead purchase costs	$230,910	$248,446	$158,479
Advertising	183,550	134,127	112,681
Total	$414,460	$382,573	$271,160

8. Leases

The Company has operating leases primarily for its corporate headquarters, other offices located in the U.S. and certain equipment. The Company’s leases have remaining lease terms of less than one year to eleven years. Certain leases include options to extend the leases for up to five years, while others include options to terminate the leases within one year. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

During the first quarter of 2023, the Company entered into the third amendment to the lease for its headquarters in Chicago (the “Chicago Amendment”). The Chicago Amendment, among other changes, resulted in the surrender of a portion of space currently leased by the Company, the addition of remaining space on a separate floor that is currently partially occupied by the Company, a change to the base rent schedule and an extension of the lease term from August 2027 to February 2035. As a result of the Chicago Amendment, the Company recognized an adjustment to decrease both its operating lease liability and operating lease right of use asset balances by $7.9 million and recognized a $1.7 million loss on the impairment of leasehold improvement assets related to the surrendered space that have no future utility.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease expenses for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$4,983	$7,652	$11,217
Operating lease impairment/termination charge	—	(72)	3,336
Variable lease cost	1,252	723	1,176
Short-term lease cost	1,208	383	577
Sublease income	(1,175)	(226)	(407)
Total lease cost	$6,268	$8,460	$15,899

Future minimum lease payments as of December 31, 2023 are as follows (in thousands):

Year	Amount
2024	$3,294
2025	3,401
2026	3,723
2027	4,988
2028	4,165
Thereafter	24,089
Total lease payments	$43,660
Less: interest	16,618
Present value of lease liabilities	$27,042

The weighted average remaining lease term and discount rate as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Weighted average remaining lease term (years)
Operating leases	8.5	4.5
Weighted average discount rate
Operating leases	9.01%	10.12%

Supplemental cash flow disclosures related to leases for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,735	$10,692
Noncash transactions related to adjustments to lease liability and right-of-use asset
Operating leases	(2,969)	—

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term Debt

The Company’s long-term debt instruments and balances outstanding as of December 31, 2023 and 2022 were as follows (in thousands):

			Weighted			Outstanding
			average	Borrowing		December 31,
	Maturity date		interest rate(1)	capacity		2023	2022
Funding Debt:
2018-1 Securitization Facility	March 2027	(2)	9.59%	$200,000		$92,964	$192,717
2018-2 Securitization Facility	July 2025	(3)	10.53%	66,110		66,110	179,654
NCR 2022 Securitization Facility	October 2026	(4)	10.11%	125,000		43,975	43,958
ODR 2021-1 Securitization Facility	November 2026	(5)	8.93%	233,333		151,331	197,167
ODR 2022-1 Securitization Facility	June 2025	(6)	8.24%	420,000		277,586	187,000
RAOD Securitization Facility	November 2025	(7)	8.14%	230,263		142,110	230,263
HWCR 2023 Securitization Facility	May 2026	(8)	9.79%	287,214		287,214	—
ODAST III Securitization Notes	May 2027	(9)	2.07%	300,000		300,000	300,000
2023-A Securitization Notes	December 2027		7.78%	78,865		78,865	—
ODAS IV Securitization Notes	August 2030		7.66%	227,051		227,051	—
Total funding debt			7.57%	$2,167,836		$1,667,206	$1,330,759
Corporate Debt:
8.50% Senior Notes Due 2024(10)	September 2024		8.50%	$168,702		$168,702	$250,000
8.50% Senior Notes Due 2025	September 2025		8.50%	375,000		375,000	375,000
11.25% Senior Notes Due 2028	December 2028		11.25%	400,000		400,000	-
Revolving line of credit	June 2026		8.86%	515,000	(11)	356,000	309,000
Total corporate debt			9.44%	$1,458,702		$1,299,702	$934,000
Less: Long-term debt issuance costs						$(17,966)	$(5,112)
Less: Debt discounts						(5,137)	(987)
Total long-term debt						$2,943,805	$2,258,660

(1)
The weighted average interest rate is determined based on the rates and principal balances on December 31, 2023. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.
(2)
The period during which new borrowings may be made under this facility expires in March 2025.
(3)
The period during which new borrowings may be made under this facility expired in July 2023.
(4)
The period during which new borrowings may be made under this facility expires in October 2024.
(5)
The period during which new borrowings may be made under this facility expires in November 2025.
(6)
The period during which new borrowings may be made under this facility expires in June 2024.
(7)
The period during which new borrowings may be made under this facility expires in November 2024.
(8)
The period during which new borrowings may be made under this facility expires in May 2025.
(9)
The period during which new borrowings may be made under this facility expires in April 2024.
(10)
On January 3, 2024, the Company redeemed all remaining 2024 Senior Notes at par plus accrued interest.
(11)
The Company had outstanding letters of credit under the Revolving line of credit of $0.8 million as of December 31, 2023 and 2022.

Weighted-average interest rates on long-term debt were 8.28% and 6.35% for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreements.

Funding Debt

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

The 2018‑1 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which was required to be secured by 1.25 times the drawn amount in eligible securitization receivables. On September 15, 2021, the 2018-1 Securitization Facility was amended to increase the advance rate 90% and to reopen and extend the revolving period to September 15, 2024 and the final maturity date to September 15, 2026. The amendment also increased the eligibility criteria around acceptable collateral and increased

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

flexibility around certain financial covenants. On March 24, 2022, the 2018-1 Securitization Facility was amended to, among other changes, increase the commitment amount of the revolving loans from $150.0 million to $200.0 million and extend the maturity date from September 15, 2026 to March 24, 2027. The 2018‑1 Securitization Facility is non-recourse to the Company. As of December 31, 2023 and 2022, the outstanding amount of the 2018-1 Securitization Facility was $93.0 million and $192.7 million, respectively.

The 2018‑1 Securitization Facility is governed by a loan and security agreement, dated as of July 23, 2018, and amended on September 15, 2021 and March 24, 2022, between the 2018‑1 Lender and the 2018‑1 Debtor. The 2018-1 Securitization Facility bears interest at a rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin, which rate per annum is 4.25%. In addition, the 2018‑1 Debtor paid certain customary upfront closing fees to the 2018‑1 Lender. Interest payments on the 2018‑1 Securitization Facility are made monthly. The 2018‑1 Debtor shall be permitted to prepay the 2018‑1 Securitization Facility, subject to certain fees and conditions. In the event of prepayment for the purposes of securitizations, no fees shall apply. Any remaining amounts outstanding will be payable no later than March 24, 2027, the final maturity date.

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

The 2018-2 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which was required to be secured by 1.25 times the drawn amount in eligible securitization receivables. On July 23, 2021, the 2018-2 Securitization Facility was amended to increase the advance rate to 90% and to reopen and extend the revolving period for two years to July 23, 2023. The amendment also made certain changes in the scope of eligibility criteria for acceptable collateral. On March 14, 2022 the 2018-2 Securitization facility was amended to, among other changes, increase the commitment amount from $150.0 million to $225.0 million. As of December 31, 2023 and 2022, the outstanding amount of the 2018-2 Securitization Facility was $66.1 million and $179.7 million, respectively.

The 2018-2 Securitization Facility is governed by a loan and security agreement, dated as of October 23, 2018, and amended on July 23, 2021 and March 14, 2022, among the 2018-2 Agent, the 2018-2 Debtor and certain other lenders and agent parties thereto. The 2018-2 Securitization Facility Class A Notes bear interest at a rate per annum equal to SOFR plus an applicable margin, which rate per annum is 3.63% and the Class B Notes bear interest at a rate per annum equal to SOFR plus 8.00%. In addition, the 2018-2 Debtor paid certain customary upfront closing fees to the 2018-2 Agent. Interest payments on the 2018-2 Securitization Facility are made monthly. The 2018-2 Debtor shall be permitted to prepay the 2018-2 Securitization Facility, subject to certain fees and conditions. Any remaining amounts outstanding will be payable no later than July 23, 2025, the final maturity date.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The NCR 2022 Debtor will issue notes with an initial maximum principal balance of $125.0 million, which are required to be secured by 1.25 times the drawn amount in eligible receivables. The notes have a revolving period through October 21, 2024 and a final maturity date of October 21, 2026. The NCR 2022 Securitization Facility is non-recourse to the Company. As of December 31, 2023 and 2022, the total outstanding amount of the NCR 2022 Securitization Facility was $44.0 million.

The NCR 2022 Securitization Facility is governed by a note issuance and purchase agreement, dated as of October 21, 2022, among the NCR 2022 Administrative Agent, the NCR 2022 Debtor, Citibank, N.A., as collateral agent and paying agent, and the other note purchasers from time to time party thereto. The NCR 2022 Securitization Facility bears interest at a rate per annum equal to the SOFR (subject to a floor) plus 4.75%. Interest payments on the NCR 2022 Securitization Facility are made monthly. The NCR 2022 Debtor is permitted to prepay the NCR 2022 Securitization Facility, subject to certain fees and conditions. In the event of prepayment for the purposes of securitizations, no fees shall apply.

All amounts due under the NCR 2022 Securitization Facility are secured by all of the NCR 2022 Debtor’s assets, which include the receivables transferred to the NCR 2022 Debtor, related rights under the receivables, a bank account and certain other related collateral.

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

ODR 2021-1 Securitization Facility

On November 17, 2021, the Company and several of its subsidiaries entered into a receivables securitization (the “ODR 2021-1 Securitization Facility”) with the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and Deutsche Bank Trust Company Americas, as paying agent. The ODR 2021-1 Securitization Facility finances securitization receivables that have been and will be originated or acquired under the Company’s OnDeck brand by several of the Company’s subsidiaries and that meet specified eligibility criteria. Under the ODR 2021-1 Securitization Facility, eligible securitization receivables are sold to a wholly-owned subsidiary of the Company (the “ODR 2021-1 Debtor”) and serviced by another subsidiary of the Company.

The ODR 2021-1 Debtor has issued revolving loan notes that are required to be secured by eligible securitization receivables. On March 29, 2022, the ODR 2021-1 Securitization Facility was amended to, among other changes, increase the commitment amount of the revolving loans from $150.0 million to $200.0 million. On November 18, 2022 the ODR 2021-1 Securitization Facility was further amended to include a Class B revolving note with a maximum loan balance of $33.3 million, increasing the total commitment amount from $200.0 million to $233.3 million. On November 15, 2023 the ODR 2021-1 Securitization Facility was amended to, among other changes, extend the revolving period to November 2025 and the maturity date to November 2026. The ODR 2021-1 Securitization Facility is non-recourse to the Company. As of December 31, 2023 and 2022, there was $151.3 million and $197.2 million outstanding amount under the ODR 2021-1 Securitization Facility, respectively.

The ODR 2021-1 Securitization Facility is governed by a credit agreement, dated as of November 17, 2021, and amended on March 29, 2022, November 18, 2022 and November 15, 2023, among the ODR 2021-1 Debtor, the administrative and collateral agent, the lenders, and the paying agent. The ODR 2021-1 Securitization Facility Class A note bears interest at a rate per annum equal to a benchmark rate (currently the lender’s asset-backed commercial paper rate) plus an applicable margin of 2.60%. The ODR 2021-1 Securitization Facility

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Class B note bears interest at a rate per annum equal to a benchmark rate (currently SOFR) plus an applicable margin of 8.00%. Interest payments on the ODR 2021-1 Securitization Facility are made monthly.

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

ODR 2022-1 Securitization Facility

On June 30, 2022, the Company and several of its subsidiaries entered into a receivables securitization (the “ODR 2022-1 Securitization Facility”) with lenders party thereto from time to time, BMO Capital Markets Corp. as administrative agent and collateral agent and Deutsche Bank Trust Company Americas, as paying agent. The ODR 2022-1 Securitization Facility finances securitization receivables that have been and will be originated or acquired under the Company’s OnDeck brand by a wholly-owned subsidiary and that meet specified eligibility criteria. Under the ODR 2022-1 Securitization Facility, eligible securitization receivables are sold to a wholly-owned subsidiary of the Company (the “ODR 2022-1 Debtor”) and serviced by another subsidiary of the Company.

The ODR 2022-1 Securitization Facility has Class A and Class B revolving commitments of $350.0 million and $70.0 million, respectively, which are required to be secured by eligible securitization receivables. The ODR 2022-1 Securitization Facility is non-recourse to the Company and matures in June 2025. As of December 31, 2023 and 2022, the total outstanding amount of the ODR 2022-1 Securitization Facility was $277.6 million and $187.0 million, respectively.

The ODR 2022-1 Securitization Facility is governed by a credit agreement, dated as of June 30, 2022, among the ODR 2022-1 Debtor, the administrative and collateral agent, the lenders, and the paying agent. The revolving Class A revolving loans shall accrue interest at a rate per annum equal to the CP rate plus 1.75% with an advance rate of 75%. The Class B revolving loans shall accrue interest at a rate per annum equal to SOFR plus 7.50% with an advance rate of 90%. Interest payments on the ODR 2022-1 Securitization Facility are made monthly.

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

RAOD Securitization Facility

Assumed in the OnDeck acquisition, the loan securitization facility (“RAOD Securitization Facility”) for Receivable Assets of OnDeck, LLC (“RAOD”), a wholly-owned indirect subsidiary of the Company, collateralizes certain eligible installment loans originated or purchased by OnDeck or certain other subsidiaries. The RAOD Securitization Facility was amended on December 24, 2020, which, amongst other changes, extended the revolving period from December 2020 to December 2022, extended the maturity date from September 2021 to December 2023, revised the advance rate to 76% and changed the borrowing rate from LIBOR plus 1.65% to LIBOR plus 2.5%. On July 16, 2021, the RAOD Securitization Facility was further amended to increase the total commitment from $100.0

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million to $177.6 million by increasing the Class A note commitment to $150.0 million and adding a Class B note with a commitment of $27.6 million. The borrowing rate on the Class A note was lowered from LIBOR plus 2.5% to LIBOR plus 1.75% and the borrowing rate on the Class B note was LIBOR plus 6.5% and the advance rate for the Class A notes remained 76% and the Class B notes advance rate was 90%. The scope of acceptable collateral was also expanded to include line of credit products from OnDeck in addition to installment loans. On March 18, 2022, the RAOD Securitization Facility was amended to, among other changes, increase the Class A commitment amount to $200.0 million and the Class B commitment to $36.8 million. On November 18, 2022, the RAOD Securitization Facility was amended to extend the revolving period to November 2024, extend the maturity date to November 2025, change the Class A borrowing rate from LIBOR plus 1.75% to SOFR plus 1.90% and the Class B borrowing rate from LIBOR plus 6.5% to SOFR plus 8.00%, and decrease the Class B commitment from $36.8 million to $30.3 million and the Class B advance rate from 90% to 87.5%. The Class A commitment amount and advance rate remained the same at $200.0 million and 76%, respectively. As of December 31, 2023 and 2022, the carrying amount of the RAOD Securitization Facility was $142.1 million and $230.3 million, respectively.

HWCR 2023 Securitization Facility

On May 25, 2023, the Company and several of its subsidiaries entered into a receivables securitization (the “HWCR 2023 Securitization Facility”) with lenders party thereto from time to time, BNP Paribas, as administrative agent and collateral agent, and Deutsche Bank Trust Company Americas, as paying agent. The HWCR 2023 Securitization Facility finances securitization receivables that have been and will be originated under the Company’s Headway Capital brand by a wholly-owned subsidiary and that meet specified eligibility criteria. Under the HWCR 2023 Securitization Facility, eligible securitization receivables are sold to a wholly-owned subsidiary of the Company (the “HWCR 2023 Debtor”) and serviced by another subsidiary of the Company.

The HWCR 2023 Securitization Facility has Class A and Class B revolving commitments of $215.0 million and $72.2 million, respectively, which are required to be secured by eligible securitization receivables. The HWCR 2023 Securitization Facility is non-recourse to the Company and matures in May 2026. As of December 31, 2023, the total outstanding amount of the HWCR 2023 Securitization Facility was $287.2 million.

The HWCR 2023 Securitization Facility is governed by a credit agreement, dated as of May 25, 2023, among the HWCR 2023 Debtor, the administrative and collateral agent, the lenders, and the paying agent. The Class A revolving loans accrue interest at a rate per annum equal to the Commercial Paper rate plus 2.7% with an advance rate of 65.5%. The Class B revolving loans accrue interest at a rate per annum equal to SOFR plus 8.50% with an advance rate of 87.5%. Interest payments on the HWCR 2023 Securitization Facility are made monthly.

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

ODAST III Securitization Notes

On May 5, 2021, the Company issued $300 million initial principal amount of fixed-rate, asset-backed notes (the “ODAST III Securitization Notes”) through a wholly-owned subsidiary, OnDeck Asset Securitization Trust III LLC (“ODAST III”). The ODAST III Securitization Notes are the first series of notes ever issued by ODAST III. The net proceeds from issuance of the ODAST III Securitization Notes were used to acquire small business loans from On Deck Capital, Inc. (“ODC”) and ODK Capital, LLC (“ODK”), each of which is a wholly-owned subsidiary of the Company. The acquired loans were pledged as collateral for the ODAST III Securitization Notes and are serviced by another subsidiary of the Company. As of December 31, 2023 and 2022, the carrying amount of the ODAST III Securitization Notes was $299.3 million, including an unamortized discount of $0.4 million and unamortized issuance

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

costs of $0.3 million, and $298.2 million, including an unamortized discount of $1.0 million and unamortized issuance costs of $0.8 million, respectively.

The ODAST III Securitization Notes were issued in four classes with a weighted average fixed interest coupon of 2.07% per annum. The revolving period during which a certain portion of collections received on the portfolio of loans held by ODAST III may be used to continue to purchase loans from certain of the Company’s subsidiaries ends in April 2024. The ODAST III Securitization Notes have a final maturity in May 2027 with optional prepayment beginning in May 2023. The ODAST III Securitization Notes are, and future series of notes, if any, issued under the Base Indenture will be, secured by and payable from such series pro rata allocation of collections received on a revolving pool of small business loans transferred from time to time from the Company to ODAST III. At the time of issuance of the ODAST III Securitization Notes, the portfolio of loans held by ODAST III and pledged to secure the ODAST III Securitization Notes was approximately $316 million.

2023-A Notes

On March 3, 2023, the Company issued $170.0 million in aggregate principal notes (the “2023-A Notes”) through an indirect subsidiary, NetCredit Combined Receivables 2023, LLC (the “Issuer”). The 2023-A Notes were sold at a discount of the principal amount to yield 9.00% to maturity in December 2027 (equivalent to 3.975% spread above interpolated U.S. Treasuries). The 2023-A Notes represent obligations of the Issuer only and are not guaranteed by the Company. The net proceeds from issuance of the 2023-A Notes were used to acquire consumer loans from certain of the Company’s wholly-owned subsidiaries. The acquired loans were pledged as collateral for 2023-A Notes and are serviced by another subsidiary of the Company. As of December 31, 2023, the carrying amount of the 2023-A Notes was $77.2 million, including an unamortized discount of $0.7 million and unamortized issuance costs of $0.9 million. The 2023-A Notes were offered and sold only to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act.

ODAS IV Securitization Notes

On July 27, 2023, OnDeck Asset Securitization IV, LLC (“ODAS IV”), a wholly-owned indirect subsidiary of the Company, issued $227.1 million in initial principal amount of Series 2023-1 Fixed Rate Asset-Backed Notes (the “ODAS IV Securitization Notes”) in a private securitization transaction. The ODAS IV Securitization Notes have a legal final payment date in August 2030 and were issued in three classes with initial principal amounts and fixed interest rates per annum as follows: Class A notes of $143.8 million at 7.00%, Class B notes of $56.3 million at 8.25%, and Class C notes of $27.0 million at 9.93%. Collateral for the ODAS IV Securitization Notes consists of, among other things, a revolving pool of small business loans originated or purchased by ODK.

The net proceeds of the ODAS IV Securitization Notes were used to purchase small business loans from ODK that were pledged as collateral for the ODAS IV Securitization Notes and to fund a reserve account. ODK is the servicer of the loans securing the ODAS IV Securitization Notes. ODAS IV is the sole obligor of the ODAS IV Securitization Notes, which are not obligations of, or guaranteed by, the Company or ODK. The Company used the proceeds from ODAS IV for general corporate purposes. The ODAS IV Securitization Notes were offered and sold to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act. As of December 31, 2023, the carrying amount of the ODAS IV Securitization Notes was $224.0 million, including an unamortized discount of $0.3 million and unamortized issuance costs of $2.7 million.

Corporate Debt

8.50% Senior Unsecured Notes Due 2024

On September 1, 2017, the Company issued and sold $250.0 million in aggregate principal amount of 8.50% senior notes due 2024 (the “2024 Senior Notes”). The 2024 Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States pursuant to Regulation S under the Securities Act. The 2024 Senior Notes bear interest at a rate of 8.50% annually on the principal amount payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2018. The 2024 Senior Notes were sold at a price of 100% with a maturity date of September 1, 2024. The 2024 Senior Notes are unsecured debt obligations of the Company, and are unconditionally guaranteed by certain of its domestic subsidiaries.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During the year ended December 31, 2023, the Company repurchased $81.3 million of principal amount of the 2024 Senior Notes for an aggregate cash consideration of $81.1 million plus accrued interest, respectively. In connection with these purchases, the Company recorded a loss on early extinguishment of debt of $0.3 million ($0.2 million, net of tax) during the year ended December 31, 2023 which is included in “Other nonoperating expenses” in the consolidated statements of income. On January 3, 2024, the Company redeemed all remaining 2024 Senior Notes at par plus accrued interest.

8.50% Senior Unsecured Notes Due 2025

On September 19, 2018, the Company issued and sold $375.0 million in aggregate principal amount of 8.50% senior notes due 2025 (the “2025 Senior Notes”). The 2025 Senior Notes were sold to qualified institutional buyers in accordance with the Securities Act and outside the United States pursuant to Regulation S under the Securities Act. The 2025 Senior Notes bear interest at a rate of 8.50% annually on the principal amount payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019. The 2025 Senior Notes were sold at a price of 100%. The 2025 Senior Notes will mature on September 15, 2025. The 2025 Senior Notes are unsecured debt obligations of the Company, and are unconditionally guaranteed by certain of its domestic subsidiaries.

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

On September 26, 2023, the Company commenced a solicitation of consents (the “Consent Solicitation”) from holders of its outstanding 2025 Senior Notes to amend the restricted payments covenant in the 2025 Senior Notes indenture in order to increase by up to $200.0 million the Company’s ability to make restricted payments in connection with share repurchases and for other corporate purposes, so long as, immediately after giving pro forma effect to the making of such restricted payment, the debt to tangible common equity ratio of the Company does not exceed 4.5 to 1.0. On October 3, 2023, the consents of the holders of more than 50% of the aggregate principal amount of the 2025 Senior Notes outstanding were received; accordingly, the supplemental indenture effecting the amendment became effective on October 4, 2023. In accordance with the terms of the Consent Solicitation, the Company made a cash payment of $5.4 million on October 5, 2023, representing a fee of 1.5% of principal, to holders of the 2025 Senior Notes that provided timely consent. This fee was deferred and is being amortized over the remaining life of the 2025 Senior Notes.

11.25% Senior Unsecured Notes Due 2028

On December 6, 2023, the Company issued and sold $400.0 million in aggregate principal amount of 11.25% senior notes due 2028 (the “2028 Senior Notes”). The 2028 Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the United States pursuant to Regulation S under the Securities Act. The 2028 Senior Notes bear interest at a

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rate of 11.25% annually on the principal amount payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2024. The 2028 Senior Notes were sold at a price of 99.058%. The 2028 Senior Notes will mature on December 15, 2028. The 2028 Senior Notes are unsecured debt obligations of the Company and are unconditionally guaranteed by certain of its domestic subsidiaries.

The 2028 Senior Notes are redeemable at the Company’s option, in whole or in part, (i) at any time prior to December 15, 2025 at 100% of the aggregate principal amount of 2028 Senior Notes redeemed plus the applicable “make whole” premium specified in the indenture that governs the Company’s 2028 Senior Notes (the “2028 Senior Notes Indenture”), plus accrued and unpaid interest, if any, to the redemption date and (ii) at any time on or after December 15, 2025 at the premium, if any, specified in the 2028 Senior Notes Indenture that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to December 15, 2025, at its option, the Company may redeem up to 40% of the aggregate principal amount of the 2028 Senior Notes at a redemption price of 111.25% of the aggregate principal amount of 2028 Senior Notes redeemed, plus accrued and unpaid interest, if any, to the redemption date, with the proceeds of certain equity offerings as described in the 2028 Senior Notes Indenture.

The 2028 Senior Notes and the related guarantees have not been and will not be registered under the Securities Act, or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities or blue sky laws and foreign securities laws.

The Company used a portion of the net proceeds of the 2028 Senior Notes offering to retire existing indebtedness, to pay the related accrued interest, premiums, fees and expenses associated therewith. The remaining amount was used for general corporate purposes.

As of December 31, 2023, the carrying amount of the Senior Notes was $389.4 million, which included an unamortized discount of $3.7 million and unamortized issuance costs of $6.9 million. The discount and issuance costs are being amortized to interest expense over a period of five years, through the maturity date of December 15, 2028.

Revolving Credit Facility

On June 23, 2022, the Company and certain of its subsidiaries entered into an amended and restated secured revolving credit agreement with Bank of Montreal, as administrative agent and collateral agent, the lenders from time to time party thereto, and BMO Capital Markets, Axos Bank, and Synovus Bank, as the joint lead arrangers and joint lead bookrunners (the “Credit Agreement”). The Credit Agreement amended and restated the existing credit agreement, dated as of June 30, 2017, by and among the Company, certain of its subsidiaries, the lenders from time to time party thereto, and TBK Bank, SSB, as administrative agent, in its entirety. On October 19, 2023, the Company and certain of its subsidiaries entered into that certain First Amendment to Amended and Restated Credit Agreement (the “First Amendment”). Prior to the First Amendment, the Credit Agreement provided for a secured, asset-backed revolving credit facility in an aggregate principal amount of up to $440.0 million, with a $20.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit. The First Amendment increased the total commitment amount to $515.0 million with no change to the interest rate or maturity date. The proceeds of the loans under the Credit Agreement may be used for working capital and other general business purposes. The Company had outstanding borrowings as of December 31, 2023 and 2022, of $356.0 million and $309.0 million, respectively, under the Credit Agreement.

The loans bear interest, at the Company’s option, at the base rate plus 0.75% or the SOFR rate plus 3.50%. In addition to customary fees for a credit facility of this size and type, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the commitment, and ranges from 0.15% per annum to 0.50% per annum depending on usage. The Credit Agreement contains certain prepayment penalties if it is terminated on or before the first and second anniversary dates, subject to certain exceptions. The loans mature on June 30, 2026. The Company had outstanding letters of credit under the Credit Agreement of $0.8 million as of December 31, 2023 and 2022.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2023, required principal payments under the terms of the long-term debt for each of the five years after December 31, 2023 are as follows (in thousands):

Year	Amount
2024	$168,702
2025	375,000
2026	356,000
2027	—
2028	400,000
Thereafter	—
Securitization(1)	1,667,206
Total	$2,966,908

(1)
The 2018-1 Securitization Facility matures in March 2027, the 2018-2 Securitization Facility matures in July 2025, the NCR 2022 Securitization Facility matures in October 2026, the ODR 2021-1 Securitization Facility matures in November 2026, the ODR 2022-1 Securitization Facility matures in June 2025, the RAOD Securitization Facility matures in November 2025, the HWCR 2023 Securitization Facility matures in May 2026, the ODAST III Securitization Notes mature in May 2027, the 2023-A Securitization Notes mature in December 2027 and the ODAS IV Securitization Notes mature in August 2030.

10. Income Taxes

The components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Compensation and benefits	$4,772	$4,922
Translation adjustments	2,264	2,889
Lease liability	6,354	7,891
Foreign net operating loss carryforward	6,194	4,627
U.S. net operating loss carryforward	9,193	9,032
Capitalized intangible costs	25,198	12,124
Other	4,309	5,373
Total deferred tax assets	58,284	46,858
Deferred tax liabilities:
Amortizable intangible assets	62,829	64,552
Loans and finance receivables, net	62,877	48,812
Property and equipment	23,881	19,718
Operating lease right-of-use asset	3,352	4,543
Other	2,660	2,314
Total deferred tax liabilities	155,599	139,939
Net deferred tax liabilities before valuation allowance	(97,315)	(93,081)
Valuation allowance	(16,035)	(11,088)
Net deferred tax liabilities	$(113,350)	$(104,169)

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the provision for income taxes and the income to which it relates for the years ended December 31, 2023, 2022 and 2021 are shown below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income before income taxes:
Domestic	$226,638	$272,863	$335,809
International	609	(289)	1,346
Income before income taxes	$227,247	$272,574	$337,155
Current provision:
Federal	$38,260	$41,942	$32,610
International	518	—	—
State and local	4,792	6,218	8,194
Total current provision	$43,570	$48,160	$40,804
Deferred provision:
Federal	$7,483	$15,566	$35,982
State and local	1,073	1,424	3,301
Total deferred provision	$8,556	$16,990	$39,283
Total provision for income taxes	$52,126	$65,150	$80,087

The effective tax rate on income differs from the federal statutory rate of 21% for the years ended December 31, 2023, 2022 and 2021, for the following reasons (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Tax provision computed at the federal statutory income tax rate	$47,722	$57,240	$70,802
State and local income taxes, net of federal tax benefits	3,815	8,752	9,687
Nondeductible regulatory settlement	3,150	—	—
Release of uncertain tax position	(2,541)	(460)	(659)
Other	(20)	(382)	257
Total provision	$52,126	$65,150	$80,087
Effective tax rate	22.9%	23.9%	23.8%

The Company has gross federal net operating loss carryforwards of $12.1 million as of December 31, 2023, mainly attributable to the Company’s 2020 acquisitions. The Company has recorded a valuation allowance related to the federal net operating loss carryforwards as they are not more likely than not to be utilized as the losses will be limited to the Section 382 ownership changes. The Company has established a tax-effected valuation allowance of $0.7 million as of December 31, 2023, against the net operating losses that will expire prior to their utilization. Following the acquisition of OnDeck, the Company is subject to a Section 382 limitation associated with the built-in losses and other attributes of the acquired OnDeck assets. The reversal of certain deferred tax assets acquired by Enova associated with OnDeck assets may be determined to be recognized built-in losses as defined in Section 382. As such, the losses may be limited to the annual Section 382 limitation of approximately $1.0 million per year.

The Company has gross state net operating loss carryforwards of $178.6 million, $341.6 million and $59.7 million as of December 31, 2023, 2022 and 2021, respectively, that, if unused, will expire between calendar years 2023 and 2042. The gross state net operating loss carryforwards include losses incurred in states that quantify net operating losses before the application of apportionment factors. The Company did not previously have net operating loss carryforwards in these states, and their inclusion inflates the total amount of state net operating loss carryforwards when compared to a population of states that quantify net operating losses after the application of apportionment factors. The Company has recorded a valuation allowance of $8.1 million as of December 31, 2023, primarily related to Louisiana state net operating loss carryforward deferred tax assets as they are not more likely than not to be utilized based on the calculation of income tax in the state of Louisiana. The state excludes interest income from its tax base and the Company does not anticipate generating a sufficient amount of non-interest income to enable the utilization of net operating losses.

The Company has gross foreign net operating loss carryforwards from Brazilian operations of $29.5 million, $22.0 million and $19.3 million as of December 31, 2023, 2022 and 2021, respectively. These net operating loss carryforwards are subject to annual limitations and have an unlimited carryforward period. The Company has recorded a full valuation allowance related to the Brazilian net operating loss carryforwards, as they are not more likely than not to be utilized. As of December 31, 2023, we currently have insignificant accumulated earnings in foreign jurisdictions. We intend to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the valuation allowance activity for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$11,088	$8,568	$12,169
Additions	4,963	2,683	2,674
Deductions	(16)	(163)	(6,275)
Balance at end of period	$16,035	$11,088	$8,568

A reconciliation of the activity related to unrecognized tax benefits follows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$83,833	$42,024	$39,037
Additions based on tax positions related to the current year	169,811	78,925	35,494
Additions for tax positions of prior years	244	276	2,242
Reductions for tax positions of prior years	(76,100)	(36,638)	(32,906)
Reductions due to lapsed statute of limitations	(4,081)	(754)	(1,843)
Balance at end of period	$173,707	$83,833	$42,024

Included in the balances of unrecognized tax benefits at December 31, 2023, 2022 and 2021 are potential benefits of $9.9 million, $11.6 million and $10.5 million, respectively, that, if recognized, would favorably affect the effective tax rate in the period of recognition. The balance of unrecognized tax benefits for temporary items as of December 31, 2023, 2022 and 2021 was $125.9 million, $76.1 million and $33.6 million, respectively. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits as of December 31, 2023 and 2022 includes $5.6 million and $3.7 million, respectively, for accrued interest and penalties related to unrecognized tax benefits. Within the tabular rollforward, the additions and reductions based on tax positions related to the current year, primarily relate to a temporary uncertainty that is expected to reverse in the immediately following tax period. The table includes the net increase or decrease associated with this position. The balance of unrecognized tax benefits includes amounts classified as an increase in income taxes payable or the reduction of a deferred tax asset.

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

The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. The statute of limitations related to the Company’s consolidated Federal income tax returns is closed for all tax years up to and including 2019. The years open to examination by state, local and foreign government authorities vary by jurisdiction, but the statute of limitation is generally three years from the date the tax return is filed. For jurisdictions that have generated net operating losses, carryovers may be subject to the statute of limitations applicable for the year those carryovers are utilized. In these cases, the period for which the losses may be adjusted will extend to conform with the statute of limitations for the year in which the losses are utilized. In most circumstances, this is expected to increase the length of time that the applicable taxing authority may examine the carryovers by one year or longer, in limited cases.

11. Commitments and Contingencies

Guarantees of Consumer Loans

In connection with its CSO program, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for consumer loans and is required to purchase any defaulted loans it has guaranteed. As of December 31, 2023 and 2022, the amount of consumer loans guaranteed by the Company had an estimated fair value of $18.5 million and $16.3 million, respectively, and an outstanding principal balance of $13.5 million and $12.9 million, respectively. As of December 31, 2023 and 2022, the amount of

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consumer loans, including principal, fees and interest, guaranteed by the Company were $16.4 million and $15.6 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

Consumer Financial Protection Bureau

On November 15, 2023, the Company consented to the issuance of a Consent Order by the CFPB pursuant to which the Company agreed, without admitting or denying any of the facts or conclusions, to pay a civil money penalty of $15.0 million. The civil money penalty is included in “General and Administrative” expenses in the Consolidated Statements of Income. The Consent Order relates to issues, the majority of which were self-disclosed, such as payment processing and debiting errors.

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

12. Employee Benefit Plans

The Company sponsors the Enova International, Inc. 401(k) Savings Plan (the “Enova 401(k) Plan”), which is open to all U.S. employees of the Company and its subsidiaries, excluding, until January 1, 2022, OnDeck. For OnDeck employees, prior to being transitioned to the Enova 401(k) plan effective January 1, 2022, the Company sponsored the OnDeck 401(k) Plan which covered substantially all employees of OnDeck. The Company also offers the Enova International, Inc. Nonqualified Savings Plan (the “NQSP”) for certain members of Company management. For the Enova 401(k) Plan, new employees are automatically enrolled in this plan unless they elect not to participate. The Company makes matching contributions of 100% of the first 1% of pay and 50% of the next 5% of pay that each employee contributes to the Enova 401(k) Plan. The Company’s matching contributions fully vest after a participant’s second year of service with the Company. For the OnDeck 401(k) Plan, new OnDeck employees were automatically enrolled in this plan unless they elected not to participate. The Company made matching contributions of 50% of up to the first 6% of pay that each employee contributed to the OnDeck 401(k) Plan. The Company’s matching contributions fully vested after one year of service with the Company. The Company recorded compensation expense for combined contributions to these three plans of $4.1 million, $2.7 million and $3.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company also sponsors the Enova International, Inc. Supplemental Executive Retirement Plan (“SERP”) in which certain officers and certain other employees of the Company participate. Under this defined contribution plan, the Company makes an annual supplemental cash contribution to the SERP based on the terms of the plan as approved by the Company’s Management Development and Compensation Committee of the Board of Directors. The Company recorded compensation expense of $0.5 million, $0.8 million and $0.7 million for SERP contributions for the years ended December 31, 2023, 2022 and 2021, respectively.

The NQSP and the SERP are non-qualified deferred compensation plans for which the Company holds securities in rabbi trusts to pay benefits. These securities are classified as trading securities, and the unrealized gains and losses on these securities are netted with the costs of the plans in “General and administrative expenses” in the consolidated statements of income.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts included in the consolidated balance sheets relating to the NQSP and the SERP were as follows (in thousands):

	As of December 31,
	2023	2022
Other receivables and prepaid expenses	$8,045	$5,884
Accounts payable and accrued expenses	$8,531	$6,639

13. Stock-Based Compensation

Under the Enova International, Inc. 2014 Third Amended and Restated Long-Term Incentive Plan (the “Enova LTIP”), the Company is authorized to issue 14,500,000 shares of Common Stock pursuant to “Awards” granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options, restricted stock units (“RSUs”), restricted stock, performance shares, stock appreciation rights or other stock-based awards. Since 2014, nonqualified stock options and RSU awards have been the only stock-based awards granted under the Plan. As of December 31, 2023, there were 2,139,154 shares available for future grants under the Enova LTIP.

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

During the year ended December 31, 2023, the Company received 119,119 shares of its common stock valued at approximately $5.9 million as partial payment of taxes required to be withheld upon issuance of shares under RSUs.

Restricted Stock Units

During the years ended December 31, 2023, 2022 and 2021, the Company granted RSUs to Company officers, certain employees and to the non-management members of the Board of Directors under the Enova LTIP. Each vested RSU entitles the holder to receive a share of the common stock of the Company. For Company officers and certain employees, the shares are to be issued upon vesting of the RSUs generally over a period of four years. Shares for RSU awards granted to members of the Board of Directors vest and are issued twelve months after the grant date.

In accordance with ASC 718, the grant date fair value of RSUs is based on the Company’s closing stock price on the day before the grant date and is amortized to expense over the vesting periods. The agreements relating to awards provide that the vesting and payment of awards would be accelerated if there is a change in control of the Company.

The following table summarizes the Company’s RSU activity during 2023, 2022 and 2021:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2023		2022		2021
	Units	Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	1,540,579	$32.06	1,745,481	$25.80	1,750,093	$19.98
Units granted	638,419	51.94	593,916	43.15	1,055,746	29.81
Shares issued	(624,264)	29.10	(640,337)	24.87	(793,006)	18.87
Units forfeited	(64,925)	41.71	(158,481)	32.74	(267,352)	24.07
Outstanding at end of year	1,489,809	$41.40	1,540,579	$32.06	1,745,481	$25.80

Compensation expense related to these RSUs totaling $22.2 million ($16.6 million net of related taxes), $17.8 million ($13.4 million net of related taxes) and $17.9 million ($13.5 million net of related taxes) was recognized for the years ended December 31, 2023, 2022 and 2021, respectively. Total unrecognized compensation cost related to these RSUs at December 31, 2023 was $42.6 million, which will be recognized over a weighted average period of approximately 2.5 years. The outstanding RSUs had an aggregate intrinsic value of $82.5 million at December 31, 2023.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options

During the years ended December 31, 2023, 2022 and 2021, the Company granted stock options to purchase Enova stock to Company officers and certain employees under the Enova LTIP. Stock options would allow the holder to purchase shares of the Company’s common stock at a price not less than the fair market value of the shares as of the grant date, or the exercise price.

Stock options granted under the Enova LTIP generally become exercisable in equal increments on the first, second and third anniversaries of their date of grant, and expire on the seventh anniversary of their date of grant. Exercise prices of these stock options are equal to the closing stock price on the day before the grant date. In accordance with ASC 718, compensation expense on stock options is based on the grant date fair value of the stock options and is amortized to expense over the vesting periods. For the year ended December 31, 2023, the Company estimated the fair value of the stock option grants using the Black-Scholes option-pricing model based on the following weighted average assumptions: risk-free interest rate of 4.1%, expected term (life) of options of 4.5 years, expected volatility of 58.9% and no expected dividends.

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

The following table summarizes the Company’s stock option activity during 2023, 2022 and 2021:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2023		2022		2021
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at beginning of year	2,202,687	$23.80	2,104,013	$20.65	2,621,956	$20.18
Options granted	306,105	47.89	378,725	37.00	175,839	33.90
Options exercised	(388,551)	14.52	(263,090)	15.80	(693,782)	22.27
Options forfeited	—	—	(16,961)	30.46	—	—
Outstanding at end of year	2,120,241	$28.98	2,202,687	$23.80	2,104,013	$20.65
Exercisable options at end of year	1,450,841	23.24	1,471,971	19.72	1,402,261	18.32

The weighted average fair value of options granted in 2023 was $24.72. Compensation expense related to stock options totaling $4.6 million ($3.4 million net of related taxes), $4.1 million ($3.1 million net of related taxes) and $3.2 million ($2.4 million net of related taxes) was recognized for the years ended December 31, 2023, 2022 and 2021, respectively. Total unrecognized compensation cost related to stock options at December 31, 2023 was $10.5 million, which will be recognized over a period of approximately 2.0 years. At December 31, 2023, the intrinsic value of stock options outstanding was $55.9 million, and the intrinsic value of stock options exercisable was $46.6 million, respectively.

14. Related Party Transactions

As discussed in Note 1 in the Notes to Consolidated Financial Statements, in December 2021, the Company divested a portion of its interest in OnDeck Australia and began recording its remaining interest utilizing the equity method of accounting. As of December 31, 2023 and 2022, there was a due from affiliate balance of $0.1 million and $0.2 million, respectively, outstanding between the Company and OnDeck Australia.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

16. Supplemental Disclosures of Cash Flow Information

The following table sets forth certain cash and non-cash activities for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid during the year for:
Interest	$182,407	$108,006	$71,103
Income taxes (recovered) paid	(3,105)	(2,354)	89,270
Non-cash investing and financing activities:
Loans and finance receivables renewed	$491,291	$320,789	$220,106

17. Operating Segment Information

During the three years ended December 31, 2023, the Company primarily provided online financial services to non-prime credit consumers and small businesses in the United States, Australia and Brazil. The Company has one reportable segment, which is composed of the Company’s domestic and international operations and corporate services. The Company has aggregated all components of its business into a single operating segment based on the similarities of the economic characteristics, the nature of the products and services, the nature of the production and distribution methods, the shared technology platforms, the type of customer and the nature of the regulatory environment.

The following table presents the Company’s revenue by geographic region for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenue
United States	$2,087,519	$1,722,927	$1,184,599
Other international countries	30,120	13,158	23,333
Total revenue	$2,117,639	$1,736,085	$1,207,932

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $108.7 million and $93.2 million at December 31, 2023 and 2022, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During the years ended December 31, 2023 and 2022, there were no transfers of assets or liabilities between Level 1, 2 or 3. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period values.

The Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31,	Fair Value Measurements Using
	2023	Level 1	Level 2	Level 3
Financial assets
Consumer loans and finance receivables(1)	$1,380,784	$—	$—	$1,380,784
Small business loans and finance receivables(1)	2,248,383	—	—	2,248,383
Non-qualified savings plan assets(2)	8,045	8,045	—	—
Investment in trading security(3)	7,169	7,169	—	—
Total	$3,644,381	$15,214	$—	$3,629,167

	December 31,	Fair Value Measurements Using
	2022	Level 1	Level 2	Level 3
Financial assets
Consumer loans and finance receivables(1)	$1,083,062	$—	$—	$1,083,062
Small business loans and finance receivables(1)	1,935,466	—	—	1,935,466
Non-qualified savings plan assets(2)	5,884	5,884	—	—
Investment in trading security(3)	17,406	17,406	—	—
Total	$3,041,818	$23,290	$—	$3,018,528

(1)
Consumer loans and finance receivables and small business loans and finance receivables include $1,181.0 million and $1,475.1 million as of December 31, 2023, respectively, and $528.8 million and $1,170.9 million as of December 31, 2022, respectively in assets of consolidated VIEs.
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

The Company had no liabilities measured at fair value on a recurring basis as of December 31, 2023 or 2022.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a nonrecurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At December 31, 2023 and 2022, there were no assets or liabilities recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of December 31, 2023 and 2022 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	December 31,	Fair Value Measurements Using
	2023	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$54,357	$54,357	$—	$—
Restricted cash(1)	323,082	323,082	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$384,357	$377,439	$—	$6,918
Financial liabilities:
Revolving line of credit	$356,000	$—	$—	$356,000
Securitization facilities	1,665,785	—	1,660,596	—
8.50% senior notes due 2024	168,702	—	168,702	—
8.50% senior notes due 2025	375,000	—	370,729	—
11.25% senior notes due 2028	396,284	—	412,588	—
Total	$2,961,771	$—	$2,612,615	$356,000

	December 31,	Fair Value Measurements Using
	2022	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$100,165	$100,165	$—	$—
Restricted cash(1)	78,235	78,235	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$185,318	$178,400	$—	$6,918
Financial liabilities:
Revolving line of credit	$309,000	$—	$—	$309,000
Securitization facilities	1,329,772	—	1,304,702	—
8.50% senior notes due 2024	250,000	—	237,185	—
8.50% senior notes due 2025	375,000	—	346,523	—
Total	$2,263,772	$—	$1,888,410	$309,000

(1)
Restricted cash includes $136.0 million and $65.5 million in assets of consolidated VIEs as of December 31, 2023 and 2022, respectively.
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

NetCredit LOC Receivables 2024 Securitization Facility

On February 21, 2024, NetCredit LOC Receivables 2024, LLC, a wholly-owned indirect subsidiary of the Company, entered into a receivables securitization (the “NCLOCR 2024 Securitization Facility”) with lenders party thereto from time to time, Midtown Madison Management, LLC, as administrative agent and Citibank, N.A., as collateral trustee and paying agent. The NCLOCR 2024 Securitization Facility collateralizes certain receivables that have been and will be originated under the Company’s NetCredit brand by several of its subsidiaries and that meet specified criteria in exchange for a note payable.

The NCLOCR 2024 Securitization Facility has a revolving commitment of $150.0 million, which is required to be secured by eligible securitization receivables. The NCLOCR 2024 Securitization Facility is non-recourse to the Company. The facility has a revolving period that ends in February 2027 and a final maturity ending in February 2028.

The NCLOCR 2024 Securitization Facility is governed by a note issuance and purchase agreement, dated as of February 21, 2024, among NetCredit LOC Receivables 2024, LLC, the administrative agent, the lenders, and the collateral trustee and paying agent. The revolving loans shall accrue interest as a rate per annum equal to SOFR plus 5.50% with an advance rate of 85%. Interest payments on the NCLOCR 2024 Securitization Facility will be made monthly.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2023 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework” (2013), management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

During the quarter ended December 31, 2023, none of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

NetCredit LOC Receivables 2024 Securitization Facility

On February 21, 2024, NetCredit LOC Receivables 2024, LLC, a wholly-owned indirect subsidiary of Enova International, Inc. (the “Company”), entered into that certain Note Issuance and Purchase Agreement (the “Note Issuance and Purchase Agreement”) with Midtown Madison Management LLC, as administrative agent, Citibank, N.A., as collateral trustee and paying agent, and the note purchasers from time to time party thereto.

The following table summarizes certain key terms of the Note Issuance and Purchase Agreement.

Note Funding
Commitment Amount	$150,000,000.00
Borrowing Rate	SOFR + 5.50%
Funding Rate	85%
Revolving Period Termination	February 21, 2027
Maturity Date	February 21, 2028

The foregoing description of the Note Issuance and Purchase Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the Note Issuance and Purchase Agreement that will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company plans to file with the SEC a definitive proxy statement, pursuant to SEC Regulation 14A in connection with its 2024 Annual Meeting of Stockholders, or the Proxy Statement, within 120 days after December 31, 2023. Information required by this Item 10 relating to our directors and nominees is included under the captions “Proposal 1: Proposal to Elect Directors—Directors to be Elected by our Stockholders” and “Stockholder Proposals and Communications with our Board—Director Nominations” of our Proxy Statement and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth information, as of December 31, 2023, with respect to shares of common stock of the Company that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,610,050	$17.02	2,139,154
Equity compensation plans not approved by security holders	—	—	—
Total	3,610,050	$17.02	2,139,154

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements are filed in Item 8 of Part II of this report:

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	2.1	11/19/2014

2.2	Agreement and Plan of Merger dated as of July 28, 2020, among Enova International, Inc., Energy Merger Sub, Inc. and On Deck Capital, Inc.	8-K	001-35503	2.1	12/28/2020

3.1	Enova International, Inc. Amended and Restated Certificate of Incorporation	8-K	001-35503	3.1	7/28/2023

3.2	Enova International, Inc. Amended and Restated Bylaws	8-K	001-35503	3.1	11/17/2017

4.1	Specimen common stock certificate	10-12B	001-35503	4.1	10/2/2014

4.2	Description of the Registrant’s Securities	10-K	001-35503	4.2	2/27/2020

4.3	Indenture, dated as of September 1, 2017, by and among Enova International, Inc., each of the guarantors party thereto and Computershare Trust Company, N.A., as trustee and the Form of 8.500% Senior Note due 2024 (included as Exhibit A).	8-K	001-35503	4.1	9/8/2017

4.4	Indenture, dated as of September 19, 2018, by and among Enova International, Inc., each of the guarantors party thereto and Computershare Trust Company, N.A., as trustee and the Form of 8.500% Senior Note due 2025	10-Q	001-35503	4.1	10/31/2018

4.5	Base Indenture, dated as of May 5, 2021, by and among OnDeck Asset Securitization Trust III LLC as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee of Asset Backed Notes (Issuable in Series of Notes)	10-Q	001-35503	4.1	8/2/2021

4.6	Series 2021-1 Indenture Supplement dated as of May 5, 2021 to Base Indenture dated as of May	10-Q	001-35503	4.2	8/2/2021

	5, 2021, by and among OnDeck Asset Securitization Trust III LLC as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee of up to $500,000,000 of Asset Backed Notes

4.7	Base Indenture, dated as of July 27, 2023, by and between OnDeck Asset Securitization IV, LLC, as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee of Asset Backed Notes (Issuable in Series of Notes)	10-Q	001-35503	4.1	10/25/2023

4.8	Series 2023-1 Indenture Supplement dated as of July 27, 2023 to Base Indenture dated as of July 27, 2023, by and between OnDeck Asset Securitization IV, LLC, as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee of up to $378,417,000 of Asset Backed Notes	10-Q	001-35503	4.2	10/25/2023

4.9

Supplemental Indenture, dated as of October 4, 2023 to Indenture dated as of September 19, 2018, by and among Enova International, Inc., each of the guarantors party thereto and Computershare Trust Company, N.A., as trustee of 8.500% Senior Notes due 2025

						X

4.10	Indenture, dated as of December 6, 2023, by and among Enova International, Inc., each of the guarantors party thereto and Computershare Trust Company, N.A., as trustee and the Form of 11.25% Senior Note due 2028 (included as Exhibit A).	8-K	001-35503	4.1	12/11/2023

10.1	Enova International, Inc. 2014 Long-Term Incentive Plan*	10-Q	001-35503	10.1	11/14/2014

10.2	Enova International, Inc. First Amended and Restated 2014 Long-Term Incentive Plan*	DEF 14A	001-35503	Appendix A	4/7/2016

10.3	Enova International, Inc. Senior Executive Bonus Plan*	DEF 14A	001-35503	Appendix B	4/7/2016

10.4	Enova International, Inc. Amended and Restated Senior Executive Bonus Plan*	10-Q	001-35503	10.1	7/31/2019

10.5	Enova International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective September 13, 2017*	10-Q	001-35503	10.1	11/1/2017

10.6	Amended and Restated Enova International, Inc. Nonqualified Savings Plan*	8-K	001-35503	10.1	5/16/2023

10.7	Form of Enova International, Inc. Severance Pay Plan for Executives*	10-12B	001-35503	10.12	10/2/2014

10.8	Form of Enova International, Inc. Senior Executive Bonus Plan*	10-12B	001-35503	10.13	10/2/2014

10.9	Summary of 2014 Terms and Conditions of the Enova International, Inc. Short-Term Incentive Plan*	10-12B	001-35503	10.14	10/2/2014

10.10	Enova International, Inc. Amended and Restated Annual Short Term Incentive Plan*	10-Q	001-35503	10.2	7/31/2019

10.11	Form of Executive Change-in-Control Severance and Restrictive Covenant Agreement (Chief Executive Officer)*	10-K	001-35503	10.12	2/28/2022

10.12	Form of Executive Change-in-Control Severance and Restrictive Covenant Agreement (Executive Officers other than the CEO)*	10-K	001-35503	10.13	2/28/2022

10.13	Form of Enova International, Inc. Second Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units	10-Q	001-35503	10.1	7/29/2020

10.14	Form of Enova International, Inc. Third Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units					X

10.15	Form of Enova International, Inc. Third Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right					X

10.16	Lease Agreement, dated July 25, 2014, between 175 Jackson L.L.C. and Enova International, Inc.	10-12B	001-35503	10.11	10/22/2014

10.17	Second Amendment to Lease Agreement, dated September 13, 2017, between 175 Jackson L.L.C. and Enova International, Inc.	10-Q	001-35503	10.2	11/1/2017

10.18	Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent Dated as of June 30, 2017(3)	10-Q	001-35503	10.1	8/2/2017

10.19	First Amendment to Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent dated as of April 13, 2018	10-Q	001-35503	10.1	8/01/2018

10.20	Second Amendment to Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the lenders party hereto, and TBK	10-K	001-35503	10.27	2/27/2019

	Bank, SSB, as Administrative Agent and Collateral Agent dated as of October 5, 2018

10.21	Loan and Security Agreement, dated July 23, 2018, by and between Pacific Western Bank and EFR 2018-1, LLC	10-Q	001-35503	10.1	10/31/2018

10.22	Receivables Purchase Agreement, dated July 23, 2018 by and between EFR 2018-1, LLC, as purchaser, and NetCredit Funding, LLC, as seller	10-Q	001-35503	10.2	10/31/2018

10.23	Purchase Agreement by and among Enova International, Inc., the Guarantors party thereto and Credit Suisse Securities (USA) LLC, as Representative of the Initial Purchasers listed therein, dated September 14, 2018	10-Q	001-35503	10.3	10/31/2018

10.24	Loan and Security Agreement, dated October 23, 2018, by and between Credit Suisse AG and EFR 2018-2, LLC	10-K	001-35503	10.34	2/27/2019

10.25	Third Amendment to Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent dated as of July 1, 2019	10-Q	001-35503	10.3	7/31/2019

10.26	Amendment No. 5 to Fourth Amended and Restated Credit Agreement, dated as of December 24, 2020, among Receivable Assets of OnDeck, LLC, as Borrower, the Lenders party thereto and Truist Bank, as Administrative Agent (Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.)	10-K	001-35503	10.36	2/26/2021

10.27	Fifth Amendment, Consent and Joinder to Credit Agreement and Amendment to Security Agreement by and among Enova International, Inc., the other borrowers and guarantors party thereto, the lenders party hereto, and TBK Bank, SSB, as Administrative Agent and Collateral Agent, dated as of May 10, 2021	10-Q	001-35503	10.1	8/2/2021

10.28	Amendment No. 6 to Fourth Amended and Restated Credit Agreement, dated as of July 16, 2021, among Receivable Assets of OnDeck, LLC, as Borrower, the Lenders party thereto and Truist Bank, as Administrative Agent	10-Q	001-35503	10.1	10/29/2021

10.29	Amendment to Loan and Security Agreement, dated July 23, 2021, by and between Credit Suisse AG and EFR 2018 2, LLC	10-Q	001-35503	10.2	10/29/2021

10.30	Amendment to Loan and Security Agreement, dated September 15, 2021, by and between Pacific Western Bank and EFR 2018 1, LLC	10-Q	001-35503	10.3	10/29/2021

10.31	Credit agreement dated as of November 17, 2021 among OnDeck Receivables 2021, LLC, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Deutsche Bank Trust Company Americas, as Paying Agent	10-K	001-35503	10.39	2/28/2022

10.32	Second Amendment to Loan and Security Agreement, dated March 14, 2022, by and between Credit Suisse AG and EFR 2018-2, LLC	10-Q	001-35503	10.1	5/3/2022

10.33	Amendment No. 7 to Fourth Amended and Restated Credit Agreement, dated as of March 18, 2022, among Receivable Assets of OnDeck, LLC, as Borrower, the Lenders party thereto and Truist Bank, as Administrative Agent	10-Q	001-35503	10.2	5/3/2022

10.34	Second Amendment to Loan and Security Agreement, dated March 24, 2022, by and between Pacific Western Bank and EFR 2018-1, LLC	10-Q	001-35503	10.3	5/3/2022

10.35	First Amendment to Credit Agreement, dated March 29, 2022 among OnDeck Receivables 2021, LLC, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Deutsche Bank Trust Company Americas, as Paying Agent	10-Q	001-35503	10.4	5/3/2022

10.36	Amended and Restated Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the Lenders party hereto, and Bank of Montreal, as Administrative Agent and Collateral Agent dated as of June 23, 2022	10-Q	001-35503	10.1	7/29/2022

10.37	Credit Agreement dated June 30, 2022 among OnDeck Receivables 2022, LLC, various lenders, and BMO Capital Markets Corp., as Administrative Agent and Collateral Agent, and Deutsche Bank Trust Company Americas, as Paying Agent	10-Q	001-35503	10.2	7/29/2022

10.38	Note Issuance and Purchase Agreement among NetCredit Receivables 2022, LLC as Issuer, Citibank, N.A. as Collateral Agent and Paying Agent, Jefferies Funding LLC as Initial Note Purchaser, each of note purchasers from time to time party hereto, and Jefferies Funding LLC, as Administrative Agent dated as of October 21, 2022	10-K	001-35503	10.46	2/24/2023

10.39	Third Amendment to Credit Agreement, dated November 18, 2022, among OnDeck Receivables 2021, LLC, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Deutsche Bank Trust Company Americas, as Paying Agent	10-K	001-35503	10.47	2/24/2023

10.40	Amendment No. 8 to Fourth Amended and Restated Credit Agreement, dated as of November 18, 2022, among Receivable Assets of OnDeck, LLC, as Borrower, the Lenders party thereto and Truist Bank, as Administrative Agent	10-K	001-35503	10.48	2/24/2023

10.41	Third Amendment to Lease Agreement, dated March 21, 2023, between Mark Zettl, as Court Appointed Receiver, and Enova International, Inc.	10-Q	001-35503	10.1	4/28/2023

10.42	Credit Agreement, dated May 25, 2023, among HWC Receivables 2023, LLC as Company, various lenders, Headway Capital, LLC as Originator and BNP Paribas as Administrative Agent and Collateral Agent and Deutsche Bank Trust Company Americas as Paying Agent	10-Q	001-35503	10.1	7/28/2023

10.43

First Amendment to Amended and Restated Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the Lenders party hereto, and Bank of Montreal, as Administrative Agent and Collateral Agent dated as of October 19, 2023

X

10.44

Amendment No. 7 to Credit Agreement, dated November 15, 2023, among OnDeck Receivables 2021, LLC, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Deutsche Bank Trust Company Americas, as Paying Agent

X

21.1	Subsidiaries of Enova International, Inc.					X

23.1	Consent of Deloitte & Touche LLP					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Enova International, Inc. Policy for The Recovery of Erroneously Awarded Incentive Compensation					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.(1)					X(2)

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document(1)	X(2)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X(2)

* Indicates management contract or compensatory plan, contract or arrangement.

(1)
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the years ended December 31, 2023, December 31, 2022 and December 31, 2021; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, December 31, 2022 and December 31, 2021; (iv) Consolidated Statements of Stockholders’ Equity at December 31, 2023, December 31, 2022 and December 31, 2021; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, December 31, 2022 and December 31, 2021; and (vi) Notes to Consolidated Financial Statements.
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

ENOVA INTERNATIONAL, INC.

Date: February 23, 2024	By:	/s/ DAVID FISHER
David Fisher
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID FISHER	Chairman of the Board of Directors,	February 23, 2024
David Fisher	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ STEVEN CUNNINGHAM	Chief Financial Officer	February 23, 2024
Steven Cunningham	(Principal Financial Officer)

/s/ JAMES J. LEE	Chief Accounting Officer	February 23, 2024
James J. Lee	(Principal Accounting Officer)

/s/ ELLEN CARNAHAN	Director	February 23, 2024
Ellen Carnahan

/s/ DANIEL R. FEEHAN	Director	February 23, 2024
Daniel R. Feehan

/s/ WILLIAM M. GOODYEAR	Director	February 23, 2024
William M. Goodyear

/s/ JAMES A. GRAY	Director	February 23, 2024
James A. Gray

/s/ GREGG A. KAPLAN	Director	February 23, 2024
Gregg A. Kaplan

/s/ MARK MCGOWAN	Director	February 23, 2024
Mark McGowan

/s/ LINDA JOHNSON RICE	Director	February 23, 2024
Linda Johnson Rice

/s/ MARK A. TEBBE	Director	February 23, 2024
Mark A. Tebbe