Form 10-Q
period 2024-03-31
Enova International, Inc.
filed 2024-04-24
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

27,119,675 of the Registrant’s common shares, $0.00001 par value, were outstanding as of April 22, 2024.

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
•
the effect of and compliance with enforcement actions, orders and agreements issued by applicable regulators, such as the Consent Order issued by the Consumer Financial Protection Bureau in November 2023;
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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	March 31,		December 31,
	2024	2023	2023
Assets
Cash and cash equivalents(1)	$76,458	$97,680	$54,357
Restricted cash(1)	152,469	190,713	323,082
Loans and finance receivables at fair value(1)	3,795,210	3,003,366	3,629,167
Income taxes receivable	85,424	37,884	44,129
Other receivables and prepaid expenses(1)	65,963	55,478	71,982
Property and equipment, net	111,678	95,413	108,705
Operating lease right-of-use assets	13,651	12,398	14,251
Goodwill	279,275	279,275	279,275
Intangible assets, net	16,991	25,046	19,005
Other assets(1)	39,408	49,739	41,583
Total assets	$4,636,527	$3,846,992	$4,585,536
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses(1)	$290,603	$177,869	$261,156
Operating lease liabilities	26,959	25,695	27,042
Deferred tax liabilities, net	127,887	108,294	113,350
Long-term debt(1)	3,040,867	2,314,381	2,943,805
Total liabilities	3,486,316	2,626,239	3,345,353
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 46,193,337, 44,917,916 and 45,339,814 shares issued and 27,349,818, 31,334,875 and 29,089,258 outstanding as of March 31, 2024 and 2023 and December 31, 2023, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	298,191	258,806	284,256
Retained earnings	1,536,734	1,364,108	1,488,306
Accumulated other comprehensive loss	(7,234)	(7,337)	(6,264)
Treasury stock, at cost (18,843,519, 13,583,041 and 16,250,556 shares as of March 31, 2024 and 2023 and December 31, 2023, respectively)	(677,480)	(394,824)	(526,115)
Total stockholders’ equity	1,150,211	1,220,753	1,240,183
Total liabilities and stockholders’ equity	$4,636,527	$3,846,992	$4,585,536

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

	March 31,		December 31,
	2024	2023	2023
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$893	$316	$315
Restricted cash	137,340	174,937	135,980
Loans and finance receivables at fair value	2,850,633	1,775,732	2,656,049
Other receivables and prepaid expenses	35	4,706	6,792
Other assets	8,793	5,156	6,915
Total assets	$2,997,694	$1,960,847	$2,806,051
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$11,955	$8,982	$10,469
Long-term debt	1,848,462	1,367,754	1,661,823
Total liabilities	$1,860,417	$1,376,736	$1,672,292

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenue	$609,889	$483,256
Change in Fair Value	(264,023)	(197,366)
Net Revenue	345,866	285,890
Operating Expenses
Marketing	110,567	79,755
Operations and technology	54,379	49,169
General and administrative	39,865	37,158
Depreciation and amortization	10,263	10,540
Total Operating Expenses	215,074	176,622
Income from Operations	130,792	109,268
Interest expense, net	(65,597)	(43,321)
Foreign currency transaction loss	(48)	(171)
Equity method investment loss	—	(6)
Other nonoperating expenses	(492)	(133)
Income before Income Taxes	64,655	65,637
Provision for income taxes	16,227	14,714
Net income	$48,428	$50,923
Earnings Per Share
Earnings per common share:
Basic	$1.72	$1.62
Diluted	$1.64	$1.56
Weighted average common shares outstanding:
Basic	28,196	31,341
Diluted	29,503	32,711

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net income	$48,428	$50,923
Other comprehensive gain (loss), net of tax:
Foreign currency translation (loss) gain(1)	(970)	960
Unrealized loss on investments, net of tax	—	(2,307)
Total other comprehensive loss, net of tax	(970)	(1,347)
Comprehensive Income	$47,458	$49,576

(1) Net of tax benefit (provision) of $319 and $(305) for the three months ended March 31, 2024 and 2023, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2022	44,327	$—	$251,878	$1,313,185	$(5,990)	(13,106)	$(372,928)	$1,186,145
Stock-based compensation expense	—	—	5,969	—	—	—	—	5,969
Shares issued for vested RSUs	510	—	—	—	—	—	—	—
Shares issued for stock option exercises	81	—	959	—	—	—	—	959
Net income	—	—	—	50,923	—	—	—	50,923
Unrealized loss on investments, net of tax	—	—	—	—	(2,307)	—	—	(2,307)
Foreign currency translation gain, net of tax	—	—	—	—	960	—	—	960
Purchases of treasury shares, at cost	—	—	—	—	—	(477)	(21,896)	(21,896)
Balance at March 31, 2023	44,918	$—	$258,806	$1,364,108	$(7,337)	(13,583)	$(394,824)	$1,220,753

Balance at December 31, 2023	45,340	$—	$284,256	$1,488,306	$(6,264)	(16,251)	$(526,115)	$1,240,183
Stock-based compensation expense	—	—	7,639	—	—	—	—	7,639
Shares issued for vested RSUs	541	—	—	—	—	—	—	—
Shares issued for stock option exercises	312	—	6,296	—	—	—	—	6,296
Net income	—	—	—	48,428	—	—	—	48,428
Foreign currency translation loss, net of tax	—	—	—	—	(970)	—	—	(970)
Purchases of treasury shares, at cost	—	—	—	—	—	(2,593)	(151,365)	(151,365)
Balance at March 31, 2024	46,193	$—	$298,191	$1,536,734	$(7,234)	(18,844)	$(677,480)	$1,150,211

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$48,428	$50,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,263	10,540
Amortization of deferred loan costs and debt discount	3,929	1,822
Change in fair value of loans and finance receivables	262,106	195,055
Stock-based compensation expense	7,639	5,969
Loss on early extinguishment of debt	492	133
Operating leases, net	517	(951)
Deferred income taxes, net	14,537	4,125
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	1,699	13,608
Other receivables and prepaid expenses and other assets	11,246	14,258
Accounts payable and accrued expenses	(14,934)	(25,996)
Current income taxes	2,641	12,530
Net cash provided by operating activities	348,563	282,016
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(1,278,575)	(919,869)
Loans and finance receivables repaid	846,616	724,818
Capitalization of software development costs and purchases of fixed assets	(11,225)	(10,378)
Net cash used in investing activities	(443,184)	(205,429)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	142,000	60,000
Repayments under revolving line of credit	(65,000)	—
Borrowings under securitization facilities	258,061	278,342
Repayments under securitization facilities	(72,372)	(238,076)
Repayments of senior notes	(168,702)	(43,646)
Debt issuance costs paid	(2,893)	(2,128)
Proceeds from exercise of stock options	6,296	959
Treasury shares purchased	(151,365)	(21,896)
Net cash (used in) provided by financing activities	(53,975)	33,555
Effect of exchange rates on cash, cash equivalents and restricted cash	84	(149)
Net (decrease) increase in cash, cash equivalents and restricted cash	(148,512)	109,993
Cash, cash equivalents and restricted cash at beginning of year	377,439	178,400
Cash, cash equivalents and restricted cash at end of period	$228,927	$288,393

Supplemental Disclosures
Non-cash renewal of loans and finance receivables	$88,622	$130,846

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Significant Accounting Policies

Nature of the Company

Enova International, Inc. and its subsidiaries (collectively, the “Company”) operate an internet-based lending platform to serve customers in need of cash to fulfill their financial responsibilities. Through a network of direct and indirect marketing channels, the Company offers funds to its customers through a variety of loan and finance receivable products that are primarily unsecured. The business is operated primarily through the internet to provide convenient, fully-automated financial solutions to its customers. The Company provides financing to small businesses through either installment loans or line of credit accounts and originates, guarantees or purchases consumer installment loans and line of credit accounts. The Company also provides services related to third-party lenders’ consumer loan products in some markets by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws (“CSO program”).

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

The consolidated financial statements presented as of March 31, 2024 and 2023 and for the three-month periods ended March 31, 2024 and 2023 are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results for such interim periods. Operating results for the three-month period are not necessarily indicative of the results that may be expected for the full fiscal year.

These consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 and related notes, which are included on Form 10-K filed with the SEC on February 23, 2024.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	March 31,
	2024	2023
Cash and cash equivalents	$76,458	$97,680
Restricted cash	152,469	190,713
Total cash, cash equivalents and restricted cash	$228,927	$288,393

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

For the consumer portfolio, the Company generally charges off a loan or finance receivable when it becomes 65 days delinquent. If deemed uncollectible prior to this, it is charged off at that point. For the small business portfolio, the Company generally charges off a loan or finance receivable when it is probable that it will be unable to collect all of the remaining principal payments, which is generally after 90 days of delinquency and 30 days of non-activity. Recoveries on loans and finance receivables that were previously charged off are generally recognized when collected or sold.

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

Revenue Recognition

The Company recognizes revenue based on the financing products and services it offers and on loans it acquires. “Revenue” in the consolidated statements of income primarily includes interest income, statement and draw fees on line of credit accounts, fees for services provided through the Company’s CSO program (“CSO fees”), revenue on receivables purchase agreements (“RPAs”), origination fees, and other fees as permitted by applicable laws and pursuant to the agreement with the customer. Interest income is generally recognized on an effective yield basis over the contractual term of the loan on installment loans or the estimated outstanding period of the draw on line of credit accounts. Statement fees on line of credit accounts are similar to interest charges and are generally recognized similarly to interest income. Draw fees on line of credit accounts are generally recognized at the time of draw. Revenue on RPAs is recognized over the projected delivery term of the agreement. CSO fees are recognized over the term of the loan. Origination fees are charged to customers on certain installment loan products and are recognized upon origination.

Marketing Expenses

Marketing expenses consist of digital costs, lead purchase costs and offline marketing costs such as television and direct mail advertising. All marketing expenses are expensed as incurred.

Equity Method Investments

On February 24, 2021, the Company contributed the platform-as-service business assumed in the OnDeck acquisition to Linear Financial Technologies Holding LLC (“Linear”) in exchange for ownership units in that entity. The Company records its interest in Linear under the equity method of accounting. As of March 31, 2024 and 2023 and December 31, 2023, the carrying value of the Company’s

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

investment in Linear was $16.1 million, $16.0 million and $16.1 million, respectively, which the Company has included in “Other assets” on the consolidated balance sheets.

In December 2021, the Company sold a portion of its interest in On Deck Capital Australia PTY LTD (“OnDeck Australia”). Prior to this, the Company had consolidated the financial position and results of operations of OnDeck Australia under the voting interest model. Subsequent to the transaction, the Company owns a 20% equity interest in OnDeck Australia and no longer has control over the entity; as such, the Company has deconsolidated OnDeck Australia from its financial statements and now records its interest under the equity method of accounting. As of March 31, 2024 and December 31, 2023, the Company's investment in OnDeck Australia had no carrying value. As of March 31, 2023, the carrying value of the Company’s investment in OnDeck Australia was $1.1 million which the Company has included in “Other assets” on the consolidated balance sheets.

Equity method income has been included in “Equity method investment loss” in the consolidated income statements.

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

2. Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three months ended March 31, 2024 and 2023 was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2024	2023
Consumer loans and finance receivables revenue	$364,731	$281,011
Small business loans and finance receivables revenue	236,477	194,456
Total loans and finance receivables revenue	601,208	475,467
Other	8,681	7,789
Total revenue	$609,889	$483,256

Loans and Finance Receivables at Fair Value

The components of Company-owned loans and finance receivables at March 31, 2024 and 2023 and December 31, 2023 were as follows (dollars in thousands):

	As of March 31, 2024
		Small
	Consumer	Business	Total
Principal balance - accrual	$995,099	$2,029,515	$3,024,614
Principal balance - non-accrual	111,265	162,551	273,816
Total principal balance	1,106,364	2,192,066	3,298,430

Accrued interest and fees	102,187	37,851	140,038

Loans and finance receivables at fair value - accrual	1,325,892	2,380,253	3,706,145
Loans and finance receivables at fair value - non-accrual	21,273	67,792	89,065
Loans and finance receivables at fair value	$1,347,165	$2,448,045	$3,795,210
Difference between principal balance and fair value	$240,801	$255,979	$496,780

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of March 31, 2023
		Small
	Consumer	Business	Total
Principal balance - accrual	$823,844	$1,704,336	$2,528,180
Principal balance - non-accrual	84,243	87,637	171,880
Total principal balance	908,087	1,791,973	2,700,060

Accrued interest and fees	70,643	14,532	85,175

Loans and finance receivables at fair value - accrual	1,054,257	1,902,935	2,957,192
Loans and finance receivables at fair value - non-accrual	8,610	37,564	46,174
Loans and finance receivables at fair value	$1,062,867	$1,940,499	$3,003,366
Difference between principal balance and fair value	$154,780	$148,526	$303,306

	As of December 31, 2023
		Small
	Consumer	Business	Total
Principal balance - accrual	$1,019,057	$1,860,419	$2,879,476
Principal balance - non-accrual	119,871	155,388	275,259
Total principal balance	1,138,928	2,015,807	3,154,735

Accrued interest and fees	107,747	34,600	142,347

Loans and finance receivables at fair value - accrual	1,358,734	2,172,404	3,531,138
Loans and finance receivables at fair value - non-accrual	22,050	75,979	98,029
Loans and finance receivables at fair value	$1,380,784	$2,248,383	$3,629,167
Difference between principal balance and fair value	$241,856	$232,576	$474,432

As of March 31, 2024 and 2023 and December 31, 2023, the aggregate fair value of loans and finance receivables that were 90 days or more past due was $32.8 million, $5.9 million and $24.3 million, respectively, of which, $15.8 million, $5.7 million and $23.6 million, respectively, was in non-accrual status. The aggregate unpaid principal balance for loans and finance receivables that were 90 days or more past due was $75.7 million, $14.8 million and $43.6 million, respectively.

Changes in the fair value of Company-owned loans and finance receivables during the three months ended March 31, 2024 and 2023 were as follows (dollars in thousands):

	Three Months Ended March 31, 2024
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,380,784	$2,248,383	$3,629,167
Originations or acquisitions(1)	407,263	959,935	1,367,198
Interest and fees(2)	364,731	236,477	601,208
Repayments	(621,720)	(917,623)	(1,539,343)
Charge-offs, net(3)	(187,419)	(99,279)	(286,698)
Net change in fair value(3)	4,440	20,152	24,592
Effect of foreign currency translation	(914)	—	(914)
Balance at end of period	$1,347,165	$2,448,045	$3,795,210

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31, 2023
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,083,062	$1,935,466	$3,018,528
Originations or acquisitions(1)	280,551	770,164	1,050,715
Interest and fees(2)	281,011	194,456	475,467
Repayments	(467,533)	(879,183)	(1,346,716)
Charge-offs, net(3)	(156,272)	(76,215)	(232,487)
Net change in fair value(3)	41,621	(4,189)	37,432
Effect of foreign currency translation	427	—	427
Balance at end of period	$1,062,867	$1,940,499	$3,003,366

(1) Originations or acquisitions is presented on a cost basis.

(2) Included in “Revenue” in the consolidated statements of income.

(3) Included in “Change in Fair Value” in the consolidated statements of income.

Guarantees of Consumer Loans

In connection with its CSO program, the Company guarantees consumer loan payment obligations to an unrelated third-party lender for consumer loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of March 31, 2024 and 2023 and December 31, 2023, the consumer loans guaranteed by the Company had an estimated fair value of $14.8 million, $13.9 million and $18.5 million, respectively, and an outstanding principal balance of $10.8 million, $10.5 million and $13.5 million, respectively. As of March 31, 2024 and 2023 and December 31, 2023, the amount of consumer loans, including principal, fees and interest, guaranteed by the Company was $13.0 million, $12.8 million and $16.4 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

3. Long-term debt

The Company’s long-term debt instruments and balances outstanding as of March 31, 2024 and 2023 and December 31, 2023, including maturity date, weighted average interest rate and borrowing capacity as of March 31, 2024, were as follows (dollars in thousands):

			Weighted			Outstanding
	Revolving		average	Borrowing		March 31,		December 31,
	period end date	Maturity date	interest rate(1)	capacity		2024	2023	2023
Funding Debt:
2018-1 Securitization Facility	March 2025	March 2027	9.58%	$200,000		$101,861	$—	$92,964
2018-2 Securitization Facility	July 2023	July 2025	10.42%	40,657		40,657	142,200	66,110
NCR 2022 Securitization Facility	October 2024	October 2026	10.08%	125,000		92,397	51,095	43,975
NCLOCR 2024 Securitization Facility	February 2027	February 2028	10.82%	150,000		50,000	—	—
ODR 2021-1 Securitization Facility	November 2025	November 2026	8.87%	233,333		221,331	197,167	151,331
ODR 2022-1 Securitization Facility	June 2024	June 2025	8.08%	420,000		246,668	282,000	277,586
RAOD Securitization Facility	November 2024	November 2025	8.13%	230,263		222,110	230,263	142,110
HWCR 2023 Securitization Facility	May 2025	May 2026	9.68%	287,214		287,214	—	287,214
ODAST III Securitization Notes	April 2024	May 2027	2.07%	300,000		300,000	300,000	300,000
2023-A Securitization Notes	—	December 2027	7.78%	63,605		63,605	170,014	78,865
ODAS IV Securitization Notes	—	August 2030	7.66%	227,051		227,051	—	227,051
Total funding debt			7.70%	$2,277,123		$1,852,894	$1,372,739	$1,667,206
Corporate Debt:
8.50% senior notes due 2024	—	September 2024	8.50%	$—		$—	$206,205	$168,702
8.50% senior notes due 2025	—	September 2025	8.50%	375,000		375,000	375,000	375,000
11.25% senior notes due 2028	—	December 2028	11.25%	400,000		400,000	—	400,000
Revolving line of credit	June 2026	June 2026	8.88%	515,000	(2)	433,000	369,000	356,000
Total corporate debt			9.55%	$1,290,000		$1,208,000	$950,205	$1,299,702
Less: Long-term debt issuance costs						$(15,435)	$(6,134)	$(17,966)
Less: Debt discounts						(4,592)	(2,429)	(5,137)
Total long-term debt						$3,040,867	$2,314,381	$2,943,805

(1) The weighted average interest rate is determined based on the rates and principal balances on March 31, 2024. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

(2) The Company had outstanding letters of credit under the Revolving line of credit of $0.7 million. $0.8 million and $0.8 million as of March 31, 2024 and 2023 and December 31, 2023, respectively.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Weighted average interest rates on long-term debt were 9.18% and 7.84% during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and 2023 and December 31, 2023, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreements.

Recent Updates to Debt Facilities

NetCredit LOC Receivables 2024

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

8.50% Senior Notes Due 2024

On January 3, 2024, the Company redeemed the remaining $168.7 million of 8.50% Senior Notes Due 2024 at par plus accrued interest. During the three months ended March 31, 2023, the Company repurchased $43.8 million principal amount of the 8.50% Senior Notes Due 2024 for aggregate cash consideration of $43.6 million plus accrued interest. During the three months ended March 31, 2024 and 2023, the Company recorded a loss on extinguishment of debt of $0.5 million ($0.4 million, net of tax) and $0.1 million ($0.1 million, net of tax), respectively, which is included in “Other nonoperating expenses” in the consolidated statements of income.

4. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2024 was 25.1%, compared to 22.4% for the three months ended March 31, 2023. The increase is primarily attributable to additional interest expense on unrecognized tax benefits and a remeasurement of the net deferred tax liability due to state rate adjustments, which were partially offset by excess tax benefits on stock compensation due to stock price appreciation.

As of March 31, 2024, the balance of unrecognized tax benefits, inclusive of interest and penalties, was $179.2 million, which is included in “Accounts payable and accrued expenses” on the consolidated balance sheet. This balance consists of a temporary component of $167.6 million, for which there is an equal and offsetting deferred tax asset, and a permanent component of $11.6 million, which, if recognized, would favorably affect the effective tax rate in the period of recognition. The Company had $94.4 million of unrecognized tax benefits as of March 31, 2023. As of December 31, 2023, the Company had $173.7 million of unrecognized tax benefits, of which $135.2 million is included in “Accounts payable and accrued expenses” on the consolidated balance sheet. The remaining $38.5 million is split between a reduction to deferred tax assets and an increase to income taxes payable. Based on the expiration of the statute of limitations for certain jurisdictions, the Company believes it is reasonably possible that, within the next twelve months, unrecognized tax benefits could decrease by approximately $2.2 million. The Company believes that it has adequately accounted for any material tax uncertainties in its existing reserves for all open tax years.

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

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three months ended March 31, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net income	$48,428	$50,923
Denominator:
Total weighted average basic shares	28,196	31,341
Shares applicable to stock-based compensation	1,307	1,370
Total weighted average diluted shares	29,503	32,711
Earnings per common share:
Earnings per common share – basic	$1.72	$1.62
Earnings per common share – diluted	$1.64	$1.56

For the three months ended March 31, 2024 and 2023, 269,123 and 339,765 shares of common stock underlying stock options, respectively, and no shares and 346,194 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

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

Geographic Information

The following table presents the Company’s revenue by geographic region for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended
	March 31,
	2024	2023
Revenue
United States	$598,119	$479,053
Other international countries	11,770	4,203
Total revenue	$609,889	$483,256

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $111.7 million, $95.4 million and $108.7 million at March 31, 2024 and 2023 and December 31, 2023, respectively. The operations for the Company’s businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

7. Commitments and Contingencies

Consumer Financial Protection Bureau

On November 15, 2023, the Company consented to the issuance of a Consent Order by the Consumer Financial Protection Bureau (“CFPB”) pursuant to which the Company agreed, without admitting or denying any of the facts or conclusions, to pay a civil money penalty of $15.0 million. The civil money penalty was included in “General and Administrative” expenses in the Consolidated

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Statements of Income during the three months ended December 31, 2023. The Consent Order relates to issues, the majority of which were self-disclosed, such as payment processing and debiting errors.

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

8. Related Party Transactions

In December 2021, the Company divested a portion of its interest in OnDeck Australia and began recording its remaining interest utilizing the equity method of accounting. As of March 31, 2024, there was no outstanding balance between OnDeck Australia and the Company. As of March 31, 2023 and December 31, 2023, the Company had a due from affiliate balance of $0.2 million and $0.1 million, respectively, related to OnDeck Australia.

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

During the three months ended March 31, 2024 and 2023, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and 2023 and December 31, 2023 are as follows (dollars in thousands):

	March 31,	Fair Value Measurements Using
	2024	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$1,347,165	$—	$—	$1,347,165
Small business loans and finance receivables(1)(2)	2,448,045	—	—	2,448,045
Non-qualified savings plan assets(3)	9,702	9,702	—	—
Investment in trading security(4)	3,492	3,492	—	—
Total	$3,808,404	$13,194	$—	$3,795,210

	March 31,	Fair Value Measurements Using
	2023	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$1,062,867	$—	$—	$1,062,867
Small business loans and finance receivables(1)(2)	1,940,499	—	—	1,940,499
Non-qualified savings plan assets(3)	7,168	7,168	—	—
Investment in trading security(4)	15,506	15,506	—	—
Total	$3,026,040	$22,674	$—	$3,003,366

	December 31,	Fair Value Measurements Using
	2023	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$1,380,784	$—	$—	$1,380,784
Small business loans and finance receivables(1)(2)	2,248,383	—	—	2,248,383
Non-qualified savings plan assets(3)	8,045	8,045	—	—
Investment in trading security(4)	7,169	7,169	—	—
Total	$3,644,381	$15,214	$—	$3,629,167

(1) Consumer and small business loans and finance receivables are included in “Loans and finance receivables at fair value” in the consolidated balance sheets.

(2) Consumer loans and finance receivables include $831.0 million, $460.5 million and $1,181.0 million in assets of consolidated VIEs as of March 31, 2024 and 2023 and December 31, 2023, respectively. Small business loans and finance receivables include $2,019.6 million, $1,315.2 million and $1,475.1 million in assets of consolidated VIEs as of March 31, 2024 and 2023 and December 31, 2023, respectively.

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

The Company had no liabilities measured at fair value on a recurring basis as of March 31, 2024 and 2023 and December 31, 2023.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At March 31, 2024 and 2023 and December 31, 2023, there were no assets or liabilities recorded at fair value on a non-recurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of March 31, 2024 and 2023 and December 31, 2023 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	March 31,	Fair Value Measurements Using
	2024	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$76,458	$76,458	$—	$—
Restricted cash (1)	152,469	152,469	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$235,845	$228,927	$—	$6,918
Financial liabilities:
Revolving line of credit	$433,000	$—	$—	$433,000
Securitization notes	1,851,830	—	1,853,450	—
8.50% senior notes due 2025	375,000	—	374,820	—
11.25% senior notes due 2028	396,471	—	422,012	—
Total	$3,056,301	$—	$2,650,282	$433,000

	Balance at
	March 31,	Fair Value Measurements Using
	2023	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$97,680	$97,680	$—	$—
Restricted cash (1)	190,713	190,713	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$295,311	$288,393	$—	$6,918
Financial liabilities:
Revolving line of credit	$369,000	$—	$—	$369,000
Securitization notes	1,370,310	—	1,348,595	—
8.50% senior notes due 2024	206,205	—	203,130	—
8.50% senior notes due 2025	375,000	—	355,410	—
Total	$2,320,515	$—	$1,907,135	$369,000

	Balance at
	December 31,	Fair Value Measurements Using
	2023	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$54,357	$54,357	$—	$—
Restricted cash (1)	323,082	323,082	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$384,357	$377,439	$—	$6,918
Financial liabilities:
Revolving line of credit	$356,000	$—	$—	$356,000
Securitization notes	1,665,785	—	1,660,596	—
8.50% senior notes due 2024	168,702	—	168,702	—
8.50% senior notes due 2025	375,000	—	370,729	—
11.25% senior notes due 2028	396,284	—	412,588	—
Total	$2,961,771	$—	$2,612,615	$356,000

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) Restricted cash includes $137.3 million, $174.9 million and $136.0 million in assets of consolidated VIEs as of March 31, 2024 and 2023 and December 31, 2023, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources and certain factors that may affect future results, including economic and industry-wide factors, of Enova International, Inc. and its subsidiaries should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services. In 2023, we extended approximately $4.9 billion in credit or financing to borrowers and for the three months ended March 31, 2024, we extended approximately $1.4 billion in credit or financing to borrowers. As of March 31, 2024, we offered or arranged loans or draws on lines of credit to consumers in 37 states in the United States and Brazil. We also offered financing to small businesses in 49 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through March 31, 2024, we have completed approximately 61.9 million customer transactions and collected more than 65 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years, having expanded the markets we serve and the financing products we offer. These financing products include installment loans and line of credit accounts.

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

We have developed proprietary underwriting systems based on data we have collected over our 20 years of experience. These systems employ advanced risk analytics, including machine learning and artificial intelligence, to decide whether to approve financing transactions, to structure the amount and terms of the financings we offer pursuant to jurisdiction-specific regulations and to provide customers with their funds quickly and efficiently. Our systems closely monitor collection and portfolio performance data that we use to continually refine machine learning-enabled analytical models and statistical measures used in making our credit, purchase, marketing and collection decisions. Approximately 90% of models used in our analytical environment are machine learning-enabled.

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

•
Consumer installment loans. Certain subsidiaries (i) directly offer installment loans, (ii) as part of our Bank Programs, as discussed below, purchase or purchase a participating interest in, installment loans or (iii) as part of our CSO program, arrange and guarantee installment loans, as discussed below, to consumers. Certain subsidiaries offer, or arrange through our Bank Programs and CSO program, unsecured consumer installment loan products in 37 states in the United States. Internationally, we also offer or arrange unsecured consumer installment loan products in Brazil. Terms for our consumer installment loan products range between 3 and 60 months with an average contractual term of 39 months. Our loans have regular payments that amortize principal. Loan sizes for these products range between $300 and $10,000. The majority of these loans accrue interest daily at a fixed rate for the life of the loan and have no fees. The average annualized yield for these loans was 79% for the year ended December 31, 2023. Loans may be repaid early at any time with no additional prepayment charges.
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
•
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
•
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

OUR MARKETS

We currently provide our services in the following countries:

•
United States. We began our online business in the United States in May 2004. As of March 31, 2024, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, OnDeck at www.ondeck.com, Headway Capital at www.headwaycapital.com and Pangea at www.pangeamoneytransfer.com.
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

RECENT REGULATORY DEVELOPMENTS

State of Washington SSB 6025

In March 2024, the Governor of the State of Washington signed into law a bill that amends the Consumer Loan Act (“CLA”) to add anti-evasion language and a predominant economic interest test for closed-end and open-end loans. In addition, the bill would prohibit engaging in “any activity subject to” the CLA without a license as required by the CLA. The law expands the CLA’s coverage to include any loan made to a “person physically located” in Washington, in addition to the existing coverage of any loan made to a “resident” of Washington, “by a licensee, or persons subject to this chapter”. The current rate cap under the CLA is 25%. The law will take effect on June 6, 2024, and applies to loans or advances originated on or after that date. We do not expect the changes brought about by this law to have a material impact on our consolidated financial statements.

Consumer Financial Protection Bureau

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

European Union Pillar Two Directive

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation. As of March 31, 2024, among the jurisdictions where the Company operates, only the U.K. has enacted legislation adopting the Pillar Two Rules, effective in fiscal 2025. We do not expect the changes brought about by this directive to have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Highlights

Our financial results for the three-month period ended March 31, 2024, or the current quarter, are summarized below.

•
Consolidated total revenue increased $126.6 million, or 26.2%, to $609.9 million in the current quarter compared to $483.3 million for the three months ended March 31, 2023, or the prior year quarter.
•
Consolidated net revenue was $345.9 million in the current quarter compared to $285.9 million in the prior year quarter.
•
Consolidated income from operations increased $21.5 million, or 19.7%, to $130.8 million in the current quarter compared to $109.3 million in the prior year quarter.

•
Consolidated net income was $48.4 million in the current quarter compared to $50.9 million in the prior year quarter. Consolidated diluted income per share was $1.64 in the current quarter compared to $1.56 in the prior year quarter.

Overview

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Revenue
Loans and finance receivables revenue	$601,208	$475,467
Other	8,681	7,789
Total Revenue	609,889	483,256
Change in Fair Value	(264,023)	(197,366)
Net Revenue	345,866	285,890
Operating Expenses
Marketing	110,567	79,755
Operations and technology	54,379	49,169
General and administrative	39,865	37,158
Depreciation and amortization	10,263	10,540
Total Operating Expenses	215,074	176,622
Income from Operations	130,792	109,268
Interest expense, net	(65,597)	(43,321)
Foreign currency transaction loss	(48)	(171)
Equity method investment loss	—	(6)
Other nonoperating expenses	(492)	(133)
Income before Income Taxes	64,655	65,637
Provision for income taxes	16,227	14,714
Net income	$48,428	$50,923
Earnings per common share - diluted	$1.64	$1.56

Revenue
Loans and finance receivables revenue	98.6%	98.4%
Other	1.4	1.6
Total Revenue	100.0	100.0
Change in Fair Value	(43.3)	(40.8)
Net Revenue	56.7	59.2
Operating Expenses
Marketing	18.1	16.5
Operations and technology	8.9	10.2
General and administrative	6.6	7.7
Depreciation and amortization	1.7	2.2
Total Operating Expenses	35.3	36.6
Income from Operations	21.4	22.6
Interest expense, net	(10.8)	(9.0)
Foreign currency transaction loss	—	—
Equity method investment loss	—	—
Other nonoperating expenses	—	—
Income before Income Taxes	10.6	13.6
Provision for income taxes	2.7	3.0
Net income	7.9%	10.5%

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

During 2023 and continuing into the first fiscal quarter of 2024, views in the marketplace on the economy and its near-term prospects remained mixed with concerns on employment, inflation, and other macroeconomic trends. In certain situations, management concluded that the probability of future charge-offs or prepayments was different than what we had experienced in the past and, therefore, altered those assumptions in our fair value models. We continue to utilize this approach and have adjusted these assumptions where appropriate. We also evaluate the discount rates used in our models on a quarterly basis and adjust when appropriate to be responsive to changes in the market and representative of what a market participant would use. As of March 31, 2024, we deemed the resulting fair value of our loans and finance receivables to be an appropriate market-based exit price that considers current market conditions.

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

Adjusted Earnings Measures

In addition to reporting financial results in accordance with GAAP, we have provided adjusted earnings and adjusted earnings per share, or, collectively, the Adjusted Earnings Measures, which are non-GAAP measures. We believe that the presentation of these measures provides investors with greater transparency and facilitates comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments and amortization methods, which can provide a more complete understanding of our financial performance, competitive position and prospects for the future. We also believe that investors regularly rely on non-GAAP financial measures, such as the Adjusted Earnings Measures, to assess operating performance and that such measures may highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. In addition, we believe that the adjustments shown below are useful to investors in order to allow them to compare our financial results during the periods shown without the effect of each of these income or expense items.

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures (in thousands, except per share data):

	Three Months Ended
	March 31,
	2024	2023
Net income	$48,428	$50,923
Adjustments:
Transaction-related costs(a)	327	—
Lease termination and cease-use costs(b)	—	1,698
Equity method investment loss	—	6
Other nonoperating expenses(c)	492	133
Intangible asset amortization	2,014	2,344
Stock-based compensation expense	7,639	5,969
Foreign currency transaction loss	48	171
Cumulative tax effect of adjustments	(2,642)	(2,571)
Adjusted earnings	$56,306	$58,673

Diluted earnings per share	$1.64	$1.56
Adjustments:
Transaction-related costs	0.01	—
Lease termination and cease-use costs	—	0.05
Equity method investment loss	—	—
Other nonoperating expenses	0.02	—
Intangible asset amortization	0.07	0.07
Stock-based compensation expense	0.26	0.18
Foreign currency transaction loss	—	0.01
Cumulative tax effect of adjustments	(0.09)	(0.08)
Adjusted earnings per share	$1.91	$1.79

(a) In the first quarter of 2024, we recorded costs totaling $0.3 million ($0.2 million net of related tax) related to a consent solicitation for the Senior Notes due 2025.

(b) In the first quarter of 2023, we incurred expenses totaling $1.7 million ($1.3 million net of tax) related to the exit of leased office space.

(c) In the first quarters of 2024 and 2023, we recorded other nonoperating expenses of $0.5 million ($0.4 million net of tax) and $0.1 million ($0.1 million net of tax), respectively, related to early extinguishment of debt.

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

	Three Months Ended
	March 31,
	2024	2023
Net income	$48,428	$50,923
Depreciation and amortization expenses	10,263	10,540
Interest expense, net	65,597	43,321
Foreign currency transaction loss	48	171
Provision for income taxes	16,227	14,714
Stock-based compensation expense	7,639	5,969
Adjustments:
Transaction-related costs(a)	327	—
Equity method investment loss	—	6
Other nonoperating expenses(b)	492	133
Adjusted EBITDA	$149,021	$125,777

Adjusted EBITDA margin calculated as follows:
Total Revenue	$609,889	$483,256
Adjusted EBITDA	149,021	125,777
Adjusted EBITDA as a percentage of total revenue	24.4%	26.0%

(a) In the first quarter of 2024, we recorded costs totaling $0.3 million ($0.2 million net of related tax) related to a consent solicitation for the Senior Notes due 2025.

(b) In the first quarters of 2024 and 2023, we recorded other nonoperating expenses of $0.5 million ($0.4 million net of tax) and $0.1 million ($0.1 million net of tax), respectively, related to early extinguishment of debt.

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

THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO THREE MONTHS ENDED MARCH 31, 2023

Revenue and Net Revenue

Revenue increased $126.6 million, or 26.2%, to $609.9 million for the current quarter as compared to $483.3 million for the prior year quarter. The increase was driven by a 29.8% increase in revenue from our consumer portfolio and a 21.6% increase in revenue from our small business portfolio as higher levels of originations have led to higher loan balances for both portfolios.

Net revenue for the current quarter was $345.9 million compared to $285.9 million for the prior year quarter. Our consolidated net revenue margin was 56.7% for the current quarter compared to 59.2% for the prior year quarter. The decrease in consolidated net revenue margin was driven primarily by lower net revenue margin in the consumer portfolio, partially offset by higher net revenue margin in the small business portfolio. Refer to “—Consumer Loans and Finance Receivables” and “—Small Business Loans and Finance Receivables” below for additional discussion of net revenue for the current quarter.

The following table sets forth the components of revenue and net revenue, separated by product for the current quarter and the prior year quarter (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$364,731	$281,011	$83,720	29.8%
Small business loans and finance receivables revenue	236,477	194,456	42,021	21.6
Total loans and finance receivables revenue	601,208	475,467	125,741	26.4
Other	8,681	7,789	892	11.5
Total revenue	609,889	483,256	126,633	26.2
Change in fair value	(264,023)	(197,366)	(66,657)	33.8
Net revenue	$345,866	$285,890	$59,976	21.0%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	59.8%	58.2%
Small business loans and finance receivables revenue	38.8	40.2
Total loans and finance receivables revenue	98.6	98.4
Other	1.4	1.6
Total revenue	100.0	100.0
Change in fair value	(43.3)	(40.8)
Net revenue	56.7%	59.2%

Revenue generated from the Company’s operations for the current quarter and the prior year quarter was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Loan interest	$394,939	$349,947
Statement and draw fees on line of credit accounts	177,941	94,165
Other	37,009	39,144
Total Revenue	$609,889	$483,256

Loan and Finance Receivable Balances

The fair value of our loan and finance receivable portfolio in our consolidated financial statements was $3,795.2 million and $3,003.4 million as of March 31, 2024 and 2023, respectively. The outstanding principal balance of our loan and finance receivables portfolio was $3,298.4 million and $2,700.1 million as of March 31, 2024 and 2023, respectively. The fair value of the combined loan and finance receivables portfolio includes $14.8 million and $13.9 million with an outstanding principal balance of $10.8 million and $10.5 million of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of March 31, 2024 and 2023, respectively.

The consumer portfolio balance was 35.7% of our combined loan and finance receivable portfolio balance at fair value as of March 31, 2024, which is flat compared to 35.7% as of March 31, 2023. Our small business portfolio of loans and finance receivables was 64.3% of our combined loan and finance receivable portfolio at fair value as of March 31, 2024, compared to 64.3% as of March 31, 2023. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables Measures” above for additional information related to combined loans and finance receivables.

The following tables summarize loan and finance receivable balances outstanding as of March 31, 2024 and 2023 (in thousands):

	As of March 31, 2024			As of March 31, 2023
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined	Owned(a)	Company(a)	Combined
Consumer loans and finance receivables
Principal	$1,106,364	$10,780	$1,117,144	$908,087	$10,549	$918,636
Fair value	1,347,165	14,773	1,361,938	1,062,867	13,901	1,076,768
Fair value as a % of principal	121.8%	137.0%	121.9%	117.0%	131.8%	117.2%
Small business loans and finance receivables
Principal	$2,192,066	$—	$2,192,066	$1,791,973	$—	$1,791,973
Fair value	2,448,045	—	2,448,045	1,940,499	—	1,940,499
Fair value as a % of principal	111.7%	—%	111.7%	108.3%	—%	108.3%
Total loans and finance receivables
Principal	$3,298,430	$10,780	$3,309,210	$2,700,060	$10,549	$2,710,609
Fair value	3,795,210	14,773	3,809,983	3,003,366	13,901	3,017,267
Fair value as a % of principal	115.1%	137.0%	115.1%	111.2%	131.8%	111.3%

(a) GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by a third-party lender through the CSO program that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

At March 31, 2024 and 2023, the ratio of fair value as a percentage of principal was 115.1% and 111.2%, respectively, on company owned loans and finance receivables and 115.1% and 111.3%, respectively, on combined loans and finance receivables. These ratios increased compared to the prior year due to improvement in both the consumer and small business portfolios. Refer to “—Consumer Loans and Finance Receivables” and “—Small Business Loans and Finance Receivables” below for additional discussion of fair value ratios for the current quarter.

Average Amount Outstanding per Loan and Finance Receivable

The average amount outstanding per loan and finance receivable is calculated as the total combined loans and finance receivables, gross balance at the end of the period divided by the total number of combined loans and finance receivables outstanding at the end of the period. The following table shows the average amount outstanding per loan and finance receivable by product at March 31, 2024 and 2023:

	As of March 31,
	2024	2023
Average amount outstanding per loan and finance receivable(a)
Consumer loans and finance receivables(b)	$1,875	$1,964
Small business loans and finance receivables	39,151	38,021
Total loans and finance receivables(b)	4,872	5,065

(a) The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.

(b) Includes loans guaranteed by us, which represent loans originated by a third-party lender through the CSO program that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

The average amount outstanding per loan and finance receivable was fairly consistent in the current quarter compared to the prior year quarter for our overall portfolio as well as the underlying consumer and small business books.

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

	Three Months Ended
	March 31,
	2024	2023
Average loan and finance receivable origination amount(a)
Consumer loans and finance receivables(b)(c)	$547	$569
Small business loans and finance receivables(c)	16,059	16,398
Total loans and finance receivables(b)	1,675	1,901

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

The average loan and finance receivable origination amount decreased to $1,675 from $1,901 during the current quarter compared to the prior year quarter, due primarily to a higher percentage of line of credit draws in comparison to installment loan originations, as the former are typically lower in average dollar amount.

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

The payment status of a customer, including the degree of any delinquency, is a significant factor in determining estimated charge-offs in the cash flow models that we use to determine fair value. The following table shows payment status on outstanding principal, interest and fees as of the end of each of the last five quarters (in thousands):

	2023				2024
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$2,785,235	$2,857,557	$3,037,904	$3,297,082	$3,438,468
Guaranteed by the Company(a)	12,841	16,972	16,533	16,351	13,046
Ending combined loan and finance receivables balance(b)	$2,798,076	$2,874,529	$3,054,437	$3,313,433	$3,451,514
> 30 days delinquent	198,011	221,540	242,126	263,524	279,659
> 30 days delinquency rate	7.1%	7.7%	7.9%	8.0%	8.1%

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

(b) Non-GAAP measure. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables Measures” above.

Consumer Loans and Finance Receivables

The following table includes financial information for our consumer loans and finance receivables. Delinquency metrics include principal, interest and fees, and only amounts that are past due (in thousands):

	2023				2024
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$908,087	$983,388	$1,078,228	$1,138,928	$1,106,364
Guaranteed by the Company(a)	10,549	14,199	13,684	13,537	10,780
Total combined loan and finance receivable principal balance(b)	$918,636	$997,587	$1,091,912	$1,152,465	$1,117,144
Consumer combined loan and finance receivable fair value balance:
Company owned	$1,062,867	$1,168,044	$1,286,330	$1,380,784	$1,347,165
Guaranteed by the Company(a)	13,901	19,115	18,661	18,534	14,773
Ending combined loan and finance receivable fair value balance(b)	$1,076,768	$1,187,159	$1,304,991	$1,399,318	$1,361,938
Fair value as a % of principal(b)(c)	117.2%	119.0%	119.5%	121.4%	121.9%
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$978,730	$1,068,742	$1,182,769	$1,246,675	$1,208,551
Guaranteed by the Company(a)	12,841	16,972	16,533	16,351	13,046
Ending combined loan and finance receivable balance(b)	$991,571	$1,085,714	$1,199,302	$1,263,026	$1,221,597
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$1,015,849	$1,017,061	$1,133,499	$1,218,622	$1,242,677
Guaranteed by the Company(a)(d)	14,206	14,627	17,681	16,341	14,956
Average combined loan and finance receivable balance(b)(d)	$1,030,055	$1,031,688	$1,151,180	$1,234,963	$1,257,633
Installment loans as percentage of average combined loan and finance receivable balance	58.9%	53.5%	46.4%	42.3%	40.4%
Line of credit accounts as percentage of average combined loan and finance receivable balance	41.1%	46.5%	53.6%	57.7%	59.6%

Revenue	$281,011	$302,264	$347,898	$364,058	$364,731
Change in fair value	(114,651)	(115,946)	(174,766)	(183,169)	(182,979)
Net revenue	166,360	186,318	173,132	180,889	181,752
Net revenue margin	59.2%	61.6%	49.8%	49.7%	49.8%

Combined loan and finance receivable originations and purchases	$291,203	$401,468	$478,501	$497,978	$417,432

Delinquencies:
> 30 days delinquent	$72,092	$73,829	$93,542	$90,596	$84,137
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	7.3%	6.8%	7.8%	7.2%	6.9%

Charge-offs:
Charge-offs (net of recoveries)	$156,272	$131,198	$178,902	$213,813	$187,419
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	15.2%	12.7%	15.5%	17.3%	14.9%

(a) Represents loans originated by a third-party lender through the CSO program that we have not yet purchased, which are not included in our consolidated balance sheets.

(b) Non-GAAP measure.

(c) Determined using period-end balances.

(d) The average combined loan and finance receivable balance is the average of the month-end balances during the period.

The ending balance, including principal and accrued fees/interest outstanding, of combined consumer loans and finance receivables at March 31, 2024 increased 23.2% to $1,221.6 million compared to $991.6 million at March 31, 2023, due primarily to originations outpacing repayments.

The percentage of loans greater than 30 days delinquent decreased slightly to 6.9% at March 31, 2024 from 7.3% at March 31, 2023 due primarily to stronger credit performance in most of our consumer products. Charge-offs (net of recoveries) as a percentage of average combined loan balance also decreased slightly to 14.9% for the current quarter, compared to 15.2% for the prior year quarter due to stronger credit performance of the blended portfolio. Demand for our consumer loan products and services in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Lower originations, particularly to new customers, which typically default at a higher percentage than returning customers, generally result in lower delinquencies and charge-offs as the book is more seasoned.

Revenue related to our consumer loans and finance receivables was $364.7 million for the current quarter, compared to $281.0 million for the prior year quarter. The increase in revenue was driven primarily by growth in the overall portfolio. The net revenue margin related to our consumer loans and finance receivables was 49.8% for the current quarter, compared to 59.2% for the prior year quarter, but has been stable for the past three sequential quarters.

The ratio of fair value as a percentage of principal on consumer loans and finance receivables was 121.9% at March 31, 2024, compared to 117.2% at March 31, 2023 and 121.4% at December 31, 2023. The increase from the prior year quarter was due primarily to a mix shift towards line of credit products, which generally have a higher fair value as a percentage of principal compared to installment loans. Refer also to “Results of Operations—Valuation of Loans and Finance Receivables” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on loan valuation.

Small Business Loans and Finance Receivables

The following table includes financial information for our small business loans and finance receivables. Delinquency metrics include principal, interest, and fees, and only amounts that are past due (in thousands):

	2023				2024
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$1,791,973	$1,773,554	$1,826,458	$2,015,807	$2,192,066
Ending loan and finance receivable fair value balance	1,940,499	1,924,401	2,034,732	2,248,383	2,448,045
Fair value as a % of principal(a)	108.3%	108.5%	111.4%	111.5%	111.7%

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$1,806,505	$1,788,815	$1,855,135	$2,050,407	$2,229,917

Average loan and finance receivable balance(b)	$1,809,800	$1,800,700	$1,813,995	$1,922,857	$2,133,422
Installment loans as percentage of average combined loan and finance receivable balance	62.3%	59.1%	57.2%	55.3%	54.0%
Line of credit accounts as percentage of average combined loan and finance receivable balance	37.7%	40.9%	42.8%	44.7%	46.0%

Revenue	$194,456	$190,459	$195,226	$210,663	$236,477
Change in fair value	(80,404)	(82,180)	(54,992)	(73,243)	(79,127)
Net revenue	114,052	108,279	140,234	137,420	157,350
Net revenue margin	58.7%	56.9%	71.8%	65.2%	66.5%

Combined loan and finance receivable originations and purchases	$770,164	$711,659	$782,685	$927,807	$959,935

Delinquencies:
> 30 days delinquent	$125,919	$147,711	$148,584	$172,928	$195,522
> 30 days delinquent as a % of loan balance(a)	7.0%	8.3%	8.0%	8.4%	8.8%

Charge-offs:
Charge-offs (net of recoveries)	$76,215	$83,772	$99,001	$91,623	$99,279
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	4.2%	4.7%	5.5%	4.8%	4.7%

(a) Determined using period-end balances.

(b) The average loan and finance receivable balance is the average of the month-end balances during the period.

The ending balance, including principal and accrued fees/interest outstanding, of small business loans and finance receivables at March 31, 2024 increased 23.4% to $2,229.9 million compared to $1,806.5 million at March 31, 2023, due primarily to originations outpacing repayments.

The percentage of loans greater than 30 days delinquent was 8.8% at March 31, 2024, compared to 7.0% at March 31, 2023. Charge-offs (net of recoveries) as a percentage of average loan balance increased to 4.7% for the current quarter, compared to 4.2% in the prior year quarter. The credit performance of our small business portfolio was stronger in 2022 as the portfolio was more seasoned due to reductions in originations in response to the pandemic. Delinquency and charge-offs have since increased to more normal levels due to the acceleration in originations and macroeconomic pressures on our customers and their businesses.

Revenue related to our small business loans and finance receivables was $236.5 million for the current quarter, compared to $194.5 million for the prior year quarter. The increase in revenue was driven primarily by growth in the overall portfolio. The net revenue margin related to our small business loans and finance receivables was 66.5% for the current quarter, compared to 58.7% for the prior year quarter, due to improved performance of more recent vintages. The net revenue margin in the current quarter was more consistent with historical levels as credit performance has returned to more normalized levels.

The ratio of fair value as a percentage of principal on small business loans and finance receivables was 111.7% at March 31, 2024, compared to 108.3% at March 31, 2023 and 111.5% at December 31, 2023. The increase from March 31, 2023 was due primarily to recent vintages, which have exhibited improved performance, being a higher percentage of the portfolio.

Total Operating Expenses

Total operating expenses increased $38.5 million, or 21.8%, to $215.1 million in the current quarter, compared to $176.6 million in the prior year quarter.

Marketing expense increased to $110.6 million in the current quarter compared to $79.7 million in the prior year quarter due primarily to growth in the overall business as well as higher online advertising costs intended to capture increasing market demand for both our consumer and small business loan products and higher commissionable originations in our small business portfolio.

Operations and technology expense increased to $54.4 million in the current quarter compared to $49.2 million in the prior year quarter, due primarily to higher variable costs, particularly underwriting, collection and personnel costs, due to the increase in originations and the size of the loan portfolio. As a percentage of revenue, operations and technology expense decreased to 8.9% in the current year quarter from 10.2% in the prior year quarter, as increased originations and revenues outpaced fixed costs.

General and administrative expense increased to $39.9 million in the current quarter compared to $37.2 million in the prior year quarter, due largely to higher personnel costs, partially offset by lower occupancy and legal and consulting costs. As a percentage of revenue, general and administrative expense decreased to 6.6% in the current year quarter from 7.7% in the prior year quarter, as increased originations and revenues outpaced fixed costs.

Depreciation and amortization expense decreased $0.3 million or 2.6% compared to the prior year quarter driven primarily by a decrease in leasehold improvements resulting from the exit of leased office space in 2023, partially offset by additional internally-developed software.

Nonoperating Items

Interest expense, net increased $22.3 million, or 51.4%, to $65.6 million in the current quarter compared to $43.3 million in the prior year quarter. The increase was due primarily to an increase in the average amount of debt outstanding, which increased $640.1 million to $2,919.8 million during the current quarter from $2,279.7 million during the prior year quarter, and an increase in the weighted average interest rate on our outstanding debt to 9.18% during the current quarter from 7.84% during the prior year quarter resulting primarily from year-over-year increases in benchmark rates.

Provision for Income Taxes

The effective tax rate of 25.1% in the current quarter was higher than the 22.4% rate recorded in the prior year quarter due primarily to additional interest expense on unrecognized tax benefits and a remeasurement of the net deferred tax liability due to state rate adjustments, which was partially offset by excess tax benefits on stock compensation due to stock price appreciation.

Net Income

Net income decreased $2.5 million, or 4.9%, to $48.4 million during the current quarter compared to $50.9 million during the prior year quarter. The decrease was due primarily to higher interest expense as a result of an increase in the average amount of debt outstanding and an increase in the weighted average interest rate on our outstanding debt. The increase in interest expense was partially offset by an increase in income from operations due primarily to increased net revenue and lower operating expenses as a percentage of revenue.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

We seek to maintain a stable and flexible balance sheet to ensure that liquidity and funding are available to meet our business obligations. As of March 31, 2024, we had cash, cash equivalents, and restricted cash of $228.9 million, of which $152.5 million was restricted, compared to $377.4 million, of which $323.1 million was restricted, as of December 31, 2023. During the three months ended March 31, 2024, we entered into a new $150.0 million consumer loan securitization facility. As of March 31, 2024, we had funding capacity of $505.6 million. Based on numerous stressed-case modeling scenarios, we believe we have sufficient liquidity to run our operations for the foreseeable future. Further, we have no recourse debt obligations due until September 2025. As part of our capital and liquidity management, we may from time to time acquire our outstanding debt securities, including through redemptions, tender offers, open market purchases, negotiated transactions or otherwise, in accordance with applicable securities laws and in compliance with the indentures governing our outstanding debt securities, upon such terms and at such prices as we may determine.

Historically, we have generated significant cash flow through normal operating activities for funding both long-term and short-term needs. Our near-term liquidity is managed to ensure that adequate resources are available to fund our seasonal working capital growth, which is driven by demand for our loan and financing products. On September 19, 2018, we issued and sold $375.0 million in aggregate principal amount of 8.50% senior notes due 2025 (the “2025 Senior Notes”) and used the net proceeds, in part, to retire existing indebtedness. On December 6, 2023, we issued and sold $400.0 million in aggregate principal amount of 11.25% Senior Notes due 2028 (the “2028 Senior Notes”) and used the net proceeds, in part, to retire existing indebtedness, including the remaining principal amount outstanding under our 8.50% senior notes due 2024 (the “2024 Senior Notes”).

On June 23, 2022, we entered into an amendment and restatement of our existing secured revolving credit agreement (as amended, the “Credit Agreement”) that, among other things, increased the borrowing capacity to $440.0 million, with a $20.0 million letter of credit sublimit and $10.0 million swingline loan sublimit. On October 19, 2023, we amended the Credit Agreement to, among other changes, increase the total commitment amount from $440.0 million to $515.0 million. The Credit Agreement bears interest, at our option, at the base rate plus 0.75% or the Secured Overnight Financing Rate plus 3.50%. In addition to customary fees for a credit facility of this size and type, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the commitment, and ranges from 0.15% per annum to 0.50% per annum depending on usage. The Credit Agreement contains certain prepayment penalties if it is terminated on or before the first and second anniversary dates, subject to certain exceptions. The Credit Agreement matures on June 30, 2026. As of April 22, 2024, our available borrowings under the Credit Agreement were $96.4 million. Since 2016, we have entered into several loan securitization facilities and offered asset-backed notes to fund our growth, primarily in our near-prime consumer installment loan and small business loan businesses. As of April 22, 2024, we had funding capacity of $406.1 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer and small business loan securitization facilities.

As of March 31, 2024, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending, which could be expected to generate additional liquidity.

Capital

Total stockholders’ equity decreased by $90.0 million to $1,150.2 million at March 31, 2024 from $1,240.2 million at December 31, 2023. The decrease of stockholders’ equity was driven primarily by repurchases of our outstanding common stock, partially offset by net income for the three months ended March 31, 2024 and, to a lesser extent, stock-based compensation expense. Our book value per share outstanding decreased to $42.06 at March 31, 2024 from $42.63 at December 31, 2023, which was primarily driven by the increase in treasury stock as a result of share repurchases, which is discussed in more detail below, partially offset by net income during the current year.

On November 7, 2022, we announced the Board of Directors authorized an increase to our share repurchase program of up to $150.0 million through December 31, 2023 (the “November 2022 Authorization”). The November 2022 Authorization went into effect in March 2023 upon exhaustion of our previous authorization. On October 24, 2023, we announced the Board of Directors authorized a new share repurchase program totaling $300.0 million through December 31, 2024. The new program replaced the November 2022 Authorization. The Company repurchased $91.5 million of common stock under the November 2022 Authorization before it was terminated. Repurchases under our repurchase program will be made in accordance with applicable securities laws from time to time in the open market, through privately negotiated transactions or otherwise. The share repurchase program does not obligate us to purchase any shares of our common stock. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors in its discretion at any time. During the three months ended March 31, 2024, we had $138.8 million in repurchases of common stock under our share repurchase program.

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

Current Debt Facilities

The following table summarizes our debt facilities as of March 31, 2024 (dollars in thousands).

	Revolving period end date	Maturity date	Weighted average interest rate(a)	Borrowing capacity		Principal outstanding
Funding Debt:
2018-1 Securitization Facility	March 2025	March 2027	9.58%	200,000		101,861
2018-2 Securitization Facility	July 2023	July 2025	10.42%	40,657		40,657
NCR 2022 Securitization Facility	October 2024	October 2026	10.08%	125,000		92,397
NCLOCR 2024 Securitization Facility	February 2027	February 2028	10.82%	150,000		50,000
ODR 2021-1 Securitization Facility	November 2025	November 2026	8.87%	233,333		221,331
ODR 2022-1 Securitization Facility	June 2024	June 2025	8.08%	420,000		246,668
RAOD Securitization Facility	November 2024	November 2025	8.13%	230,263		222,110
HWCR 2023 Securitization Facility	May 2025	May 2026	9.68%	287,214		287,214
ODAST III Securitization Notes	April 2024	May 2027	2.07%	300,000		300,000
2023-A Securitization Notes	—	December 2027	7.78%	63,605		63,605
ODAS IV Securitization Notes	—	August 2030	7.66%	227,051		227,051
Total funding debt			7.70%	$2,277,123		$1,852,894
Corporate Debt:
8.50% senior notes due 2025	—	September 2025	8.50%	375,000		375,000
11.25% senior notes due 2028	—	December 2028	11.25%	400,000		400,000
Revolving line of credit	June 2026	June 2026	8.88%	515,000	(b)	433,000
Total corporate debt			9.55%	$1,290,000		$1,208,000

(a) The weighted average interest rate is determined based on the rates and principal balances on March 31, 2024. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

(b) We had an outstanding letter of credit under the Revolving line of credit of $0.7 million as of March 31, 2024.

Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Total cash flows provided by operating activities	$348,563	$282,016
Cash flows used in investing activities
Loans and finance receivables	(431,959)	(195,051)
Capitalization of software development costs and purchases of fixed assets	(11,225)	(10,378)
Total cash flows used in investing activities	(443,184)	(205,429)
Cash flows (used in) provided by financing activities	$(53,975)	$33,555

Cash Flows from Operating Activities

Net cash provided by operating activities increased $66.5 million, or 23.6%, to $348.6 million in the current quarter from $282.0 million for the prior year quarter. The increase was driven primarily by additional interest and fee income from growth in the loan portfolio.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $443.2 million for the current quarter compared to $205.4 million for the prior year quarter. This change was due primarily to loan originations outpacing repayments by a wider margin in the current quarter compared to the prior year quarter.

Cash Flows from Financing Activities

Cash flows used in financing activities for the current quarter were driven primarily by $168.7 million in repayments to extinguish the remaining balance of our 2024 Senior Notes and $151.4 million in share repurchases, partially offset by $185.7 million in net borrowings under our securitization facilities and $77.0 million in net borrowings under our revolving line of credit. Cash flows provided by financing activities for the prior year quarter were driven primarily by $60.0 million and $40.3 million in net borrowings under our revolving line of credit and securitization facilities, respectively, partially offset by $43.6 million in repayments of our 2024 Senior Notes and $21.9 million in share repurchases.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the information on critical accounting estimates described in our Annual Report on Form 10‑K for the year ended December 31, 2023.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1 in the Notes to Consolidated Financial Statements included in this report for a discussion of recent accounting pronouncements that may be significant to Enova.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since the most recent fiscal year end. Refer to our market risk disclosures in our Annual Report on Form 10‑K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2024 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the “Litigation” section of Note 7 of the notes to our consolidated financial statements (unaudited) of Part I, “Item 1 Financial Statements.”

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b)(c) (in thousands)
January 1 – January 31, 2024	595,406	$55.25	594,349	$220,427
February 1 – February 29, 2024	1,511,540	57.64	1,302,945	144,789
March 1 – March 31, 2024	486,017	62.39	486,017	114,468
Total	2,592,963	$57.98	2,383,311	$114,468

(a) Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 1,057 and 208,595 for the months of January and February, respectively. These shares were not acquired pursuant to a publicly announced repurchase plan.

(b) The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended March 31, 2024, the Company reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accounts payable and accrued expenses on the consolidated balance sheet. All dollar amounts presented exclude such excise taxes.

(c) On October 24, 2023, the Company announced the Board of Directors authorized a new share repurchase program totaling $300.0 million through December 31, 2024 (the “October 2023 Authorization”). The October 2023 Authorization replaced the previous authorization. All share repurchases made under the October 2023 Authorization were made through open market transactions. Our share repurchase program is subject to market conditions, does not obligate us to purchase any shares of our common stock, and may be terminated, increased or decreased by the Board of Directors in its discretion at any time.

We do not plan to declare cash dividends in the foreseeable future. Any declaration of dividends is at the discretion of our Board of Directors. Our agreements governing our existing debt contain restrictions which limit our ability to pay dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, none of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Enova International, Inc. Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on July 28, 2023)
3.1
3.2	Enova International, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 17, 2017)

10.1*

Note Issuance and Purchase Agreement among NetCredit LOC Receivables 2024, LLC as Issuer, Citibank, N.A. as Collateral Agent and Paying Agent, each of the note purchasers listed on Schedule I thereto as Initial Note Purchasers, each of the other note purchasers from time to time party thereto, and Midtown Madison Management LLC, as Administrative Agent dated as of February 21, 2024

d
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

Date: April 24, 2024	ENOVA INTERNATIONAL, INC.

	By:	/s/ Steven E. Cunningham
Steven E. Cunningham
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)