Form 10-Q
period 2024-06-30
Enova International, Inc.
filed 2024-07-24
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

26,396,374 of the Registrant’s common shares, $0.00001 par value, were outstanding as of July 22, 2024.

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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	June 30,		December 31,
	2024	2023	2023
Assets
Cash and cash equivalents(1)	$60,138	$100,042	$54,357
Restricted cash(1)	211,167	161,619	323,082
Loans and finance receivables at fair value(1)	3,939,159	3,092,445	3,629,167
Income taxes receivable	68,732	32,653	44,129
Other receivables and prepaid expenses(1)	71,172	57,758	71,982
Property and equipment, net	115,061	99,073	108,705
Operating lease right-of-use assets	13,180	16,488	14,251
Goodwill	279,275	279,275	279,275
Intangible assets, net	14,978	23,032	19,005
Other assets(1)	44,229	45,522	41,583
Total assets	$4,817,091	$3,907,907	$4,585,536
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses(1)	$333,972	$229,315	$261,156
Operating lease liabilities	26,511	28,384	27,042
Deferred tax liabilities, net	114,959	103,852	113,350
Long-term debt(1)	3,194,121	2,297,026	2,943,805
Total liabilities	3,669,563	2,658,577	3,345,353
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 46,373,689, 45,070,929 and 45,339,814 shares issued and 26,498,011, 30,869,886 and 29,089,258 outstanding as of June 30, 2024 and 2023 and December 31, 2023, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	308,481	266,058	284,256
Retained earnings	1,590,645	1,412,253	1,488,306
Accumulated other comprehensive loss	(10,749)	(5,988)	(6,264)
Treasury stock, at cost (19,875,678, 14,201,043 and 16,250,556 shares as of June 30, 2024 and 2023 and December 31, 2023, respectively)	(740,849)	(422,993)	(526,115)
Total stockholders’ equity	1,147,528	1,249,330	1,240,183
Total liabilities and stockholders’ equity	$4,817,091	$3,907,907	$4,585,536

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

	June 30,		December 31,
	2024	2023	2023
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$470	$316	$315
Restricted cash	195,070	145,817	135,980
Loans and finance receivables at fair value	2,927,128	1,983,133	2,656,049
Other receivables and prepaid expenses	39	899	6,792
Other assets	8,836	7,057	6,915
Total assets	$3,131,543	$2,137,222	$2,806,051
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$14,290	$9,254	$10,469
Long-term debt	2,014,230	1,478,619	1,661,823
Total liabilities	$2,028,520	$1,487,873	$1,672,292

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$628,436	$499,431	$1,238,325	$982,687
Change in Fair Value	(258,245)	(200,046)	(522,268)	(397,412)
Net Revenue	370,191	299,385	716,057	585,275
Operating Expenses
Marketing	120,765	95,971	231,332	175,726
Operations and technology	54,953	46,961	109,332	96,130
General and administrative	39,708	36,228	79,573	73,386
Depreciation and amortization	9,709	8,629	19,972	19,169
Total Operating Expenses	225,135	187,789	440,209	364,411
Income from Operations	145,056	111,596	275,848	220,864
Interest expense, net	(70,954)	(45,584)	(136,551)	(88,905)
Foreign currency transaction loss	(19)	—	(67)	(171)
Equity method investment loss	—	(1,119)	—	(1,125)
Other nonoperating expenses	(521)	(121)	(1,013)	(254)
Income before Income Taxes	73,562	64,772	138,217	130,409
Provision for income taxes	19,651	16,627	35,878	31,341
Net income	$53,911	$48,145	$102,339	$99,068
Earnings Per Share
Earnings per common share:
Basic	$2.00	$1.55	$3.71	$3.17
Diluted	$1.93	$1.50	$3.56	$3.05
Weighted average common shares outstanding:
Basic	26,938	31,084	27,567	31,212
Diluted	27,941	32,203	28,722	32,456

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$53,911	$48,145	$102,339	$99,068
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain(1)	(3,515)	1,349	(4,485)	2,309
Unrealized loss on investments, net of tax	—	—	—	(2,307)
Total other comprehensive (loss) income, net of tax	(3,515)	1,349	(4,485)	2
Comprehensive Income	$50,396	$49,494	$97,854	$99,070

(1) Net of tax benefit (provision) of $1,113 and $(426) for the three months ended June 30, 2024 and 2023, respectively, and $1,432 and $(731) for the six months ended June 30, 2024 and 2023, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at March 31, 2023	44,918	$—	$258,806	$1,364,108	$(7,337)	(13,583)	$(394,824)	$1,220,753
Stock-based compensation expense	—	—	6,236	—	—	—	—	6,236
Shares issued for vested RSUs	85	—	—	—	—	—	—	—
Shares issued for stock option exercises	68	—	1,016	—	—	—	—	1,016
Net income	—	—	—	48,145	—	—	—	48,145
Unrealized loss on investments, net of tax	—	—	—	—	—	—	—	—
Foreign currency translation gain, net of tax	—	—	—	—	1,349	—	—	1,349
Purchases of treasury shares, at cost	—	—	—	—	—	(618)	(28,169)	(28,169)
Balance at June 30, 2023	45,071	$—	$266,058	$1,412,253	$(5,988)	(14,201)	$(422,993)	$1,249,330

Balance at March 31, 2024	46,193	$—	$298,191	$1,536,734	$(7,234)	(18,844)	$(677,480)	$1,150,211
Stock-based compensation expense	—	—	7,764	—	—	—	—	7,764
Shares issued for vested RSUs	67	—	—	—	—	—	—	—
Shares issued for stock option exercises	114	—	2,526	—	—	—	—	2,526
Net income	—	—	—	53,911	—	—	—	53,911
Foreign currency translation loss, net of tax	—	—	—	—	(3,515)	—	—	(3,515)
Purchases of treasury shares, at cost	—	—	—	—	—	(1,032)	(63,369)	(63,369)
Balance at June 30, 2024	46,374	$—	$308,481	$1,590,645	$(10,749)	(19,876)	$(740,849)	$1,147,528

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2022	44,327	$—	$251,878	$1,313,185	$(5,990)	(13,106)	$(372,928)	$1,186,145
Stock-based compensation expense	—	—	12,205	—	—	—	—	12,205
Shares issued for vested RSUs	595	—	—	—	—	—	—	—
Shares issued for stock option exercises	149	—	1,975	—	—	—	—	1,975
Net income	—	—	—	99,068	—	—	—	99,068
Unrealized loss on investments, net of tax	—	—	—	—	(2,307)	—	—	(2,307)
Foreign currency translation gain, net of tax	—	—	—	—	2,309	—	—	2,309
Purchases of treasury shares, at cost	—	—	—	—	—	(1,095)	(50,065)	(50,065)
Balance at June 30, 2023	45,071	$—	$266,058	$1,412,253	$(5,988)	(14,201)	$(422,993)	$1,249,330

Balance at December 31, 2023	45,340	$—	$284,256	$1,488,306	$(6,264)	(16,251)	$(526,115)	$1,240,183
Stock-based compensation expense	—	—	15,403	—	—	—	—	15,403
Shares issued for vested RSUs	608	—	—	—	—	—	—	—
Shares issued for stock option exercises	426	—	8,822	—	—	—	—	8,822
Net income	—	—	—	102,339	—	—	—	102,339
Foreign currency translation loss, net of tax	—	—	—	—	(4,485)	—	—	(4,485)
Purchases of treasury shares, at cost	—	—	—	—	—	(3,625)	(214,734)	(214,734)
Balance at June 30, 2024	46,374	$—	$308,481	$1,590,645	$(10,749)	(19,876)	$(740,849)	$1,147,528

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$102,339	$99,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,972	19,169
Amortization of deferred loan costs and debt discount	6,972	4,182
Change in fair value of loans and finance receivables	518,086	393,181
Stock-based compensation expense	15,403	12,205
Loss on early extinguishment of debt	1,013	271
Operating leases, net	540	(2,352)
Deferred income taxes, net	3,041	(1,047)
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(4,916)	(1,873)
Other receivables and prepaid expenses and other assets	2,089	18,905
Accounts payable and accrued expenses	11,445	5,522
Current income taxes	33,521	34,108
Net cash provided by operating activities	709,505	581,339
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(2,583,017)	(1,891,926)
Loans and finance receivables repaid	1,755,379	1,429,097
Capitalization of software development costs and purchases of fixed assets	(22,312)	(20,648)
Net cash used in investing activities	(849,950)	(483,477)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	316,000	117,000
Repayments under revolving line of credit	(253,000)	(160,000)
Borrowings under securitization facilities	1,001,895	514,821
Repayments under securitization facilities	(643,976)	(364,678)
Repayments of senior notes	(168,702)	(69,461)
Debt issuance costs paid	(11,146)	(4,661)
Proceeds from exercise of stock options	8,822	1,975
Treasury shares purchased	(214,734)	(50,065)
Net cash provided by (used in) financing activities	35,159	(15,069)
Effect of exchange rates on cash, cash equivalents and restricted cash	(848)	468
Net (decrease) increase in cash, cash equivalents and restricted cash	(106,134)	83,261
Cash, cash equivalents and restricted cash at beginning of year	377,439	178,400
Cash, cash equivalents and restricted cash at end of period	$271,305	$261,661

Supplemental Disclosures
Non-cash renewal of loans and finance receivables	$180,041	$255,966

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

The consolidated financial statements presented as of June 30, 2024 and 2023 and for the three and six-month periods ended June 30, 2024 and 2023 are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results for such interim periods. Operating results for the three and six-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	June 30,
	2024	2023
Cash and cash equivalents	$60,138	$100,042
Restricted cash	211,167	161,619
Total cash, cash equivalents and restricted cash	$271,305	$261,661

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

Equity Method Investments

On February 24, 2021, the Company contributed the platform-as-service business assumed in the OnDeck acquisition to Linear Financial Technologies Holding LLC (“Linear”) in exchange for ownership units in that entity. The Company records its interest in Linear under the equity method of accounting. As of June 30, 2024 and 2023 and December 31, 2023, the carrying value of the Company’s investment

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

in Linear was $16.1 million, $16.0 million and $16.1 million, respectively, which the Company has included in “Other assets” on the consolidated balance sheets.

In December 2021, the Company sold a portion of its interest in On Deck Capital Australia PTY LTD (“OnDeck Australia”). Prior to this, the Company had consolidated the financial position and results of operations of OnDeck Australia under the voting interest model. Subsequent to the transaction, the Company owns a 20% equity interest in OnDeck Australia and no longer has control over the entity; as such, the Company has deconsolidated OnDeck Australia from its financial statements and now records its interest under the equity method of accounting. As of June 30, 2024 and 2023 and December 31, 2023, the Company's investment in OnDeck Australia had no carrying value.

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

2. Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three and six months ended June 30, 2024 and 2023 was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Consumer loans and finance receivables revenue	$367,558	$302,264	$732,289	$583,275
Small business loans and finance receivables revenue	251,782	190,459	488,259	384,915
Total loans and finance receivables revenue	619,340	492,723	1,220,548	968,190
Other	9,096	6,708	17,777	14,497
Total revenue	$628,436	$499,431	$1,238,325	$982,687

Loans and Finance Receivables at Fair Value

The components of Company-owned loans and finance receivables at June 30, 2024 and 2023 and December 31, 2023 were as follows (dollars in thousands):

	As of June 30, 2024
		Small
	Consumer	Business	Total
Principal balance - accrual	$1,056,193	$2,098,129	$3,154,322
Principal balance - non-accrual	120,534	148,796	269,330
Total principal balance	1,176,727	2,246,925	3,423,652

Accrued interest and fees	109,028	37,046	146,074

Loans and finance receivables at fair value - accrual	1,398,890	2,455,039	3,853,929
Loans and finance receivables at fair value - non-accrual	22,924	62,306	85,230
Loans and finance receivables at fair value	$1,421,814	$2,517,345	$3,939,159
Difference between principal balance and fair value	$245,087	$270,420	$515,507

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

As of June 30, 2024 and 2023 and December 31, 2023, the aggregate fair value of loans and finance receivables that were 90 days or more past due was $33.5 million, $17.4 million and $24.3 million, respectively, of which, $14.7 million, $17.0 million and $23.6 million, respectively, was in non-accrual status. The aggregate unpaid principal balance for loans and finance receivables that were 90 days or more past due was $78.2 million, $41.1 million and $43.6 million, respectively.

Changes in the fair value of Company-owned loans and finance receivables during the three and six months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	Three Months Ended June 30, 2024
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,347,165	$2,448,045	$3,795,210
Originations or acquisitions(1)	477,846	918,014	1,395,860
Interest and fees(2)	367,558	251,782	619,340
Repayments	(603,296)	(1,008,527)	(1,611,823)
Charge-offs, net(3)	(161,171)	(107,215)	(268,386)
Net change in fair value(3)	(2,840)	15,246	12,406
Effect of foreign currency translation	(3,448)	—	(3,448)
Balance at end of period	$1,421,814	$2,517,345	$3,939,159

	Three Months Ended June 30, 2023
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,062,867	$1,940,499	$3,003,366
Originations or acquisitions(1)	385,513	711,658	1,097,171
Interest and fees(2)	302,264	190,459	492,723
Repayments	(467,443)	(836,035)	(1,303,478)
Charge-offs, net(3)	(131,198)	(83,772)	(214,970)
Net change in fair value(3)	15,252	1,592	16,844
Effect of foreign currency translation	789	—	789
Balance at end of period	$1,168,044	$1,924,401	$3,092,445

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2024
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,380,784	$2,248,383	$3,629,167
Originations or acquisitions(1)	885,109	1,877,949	2,763,058
Interest and fees(2)	732,289	488,259	1,220,548
Repayments	(1,225,016)	(1,926,150)	(3,151,166)
Charge-offs, net(3)	(348,590)	(206,494)	(555,084)
Net change in fair value(3)	1,600	35,398	36,998
Effect of foreign currency translation	(4,362)	—	(4,362)
Balance at end of period	$1,421,814	$2,517,345	$3,939,159

	Six Months Ended June 30, 2023
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,083,062	$1,935,466	$3,018,528
Originations or acquisitions(1)	666,064	1,481,822	2,147,886
Interest and fees(2)	583,275	384,915	968,190
Repayments	(934,976)	(1,715,218)	(2,650,194)
Charge-offs, net(3)	(287,470)	(159,987)	(447,457)
Net change in fair value(3)	56,873	(2,597)	54,276
Effect of foreign currency translation	1,216	—	1,216
Balance at end of period	$1,168,044	$1,924,401	$3,092,445

(1) Originations or acquisitions is presented on a cost basis.

(2) Included in “Revenue” in the consolidated statements of income.

(3) Included in “Change in Fair Value” in the consolidated statements of income.

Guarantees of Consumer Loans

In connection with its CSO program, the Company guarantees consumer loan payment obligations to an unrelated third-party lender for consumer loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of June 30, 2024 and 2023 and December 31, 2023, the consumer loans guaranteed by the Company had an estimated fair value of $17.3 million, $19.1 million and $18.5 million, respectively, and an outstanding principal balance of $12.5 million, $14.2 million and $13.5 million, respectively. As of June 30, 2024 and 2023 and December 31, 2023, the amount of consumer loans, including principal, fees and interest, guaranteed by the Company was $14.9 million, $17.0 million and $16.4 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. Long-term debt

The Company’s long-term debt instruments and balances outstanding as of June 30, 2024 and 2023 and December 31, 2023, including maturity date, weighted average interest rate and borrowing capacity as of June 30, 2024, were as follows (dollars in thousands):

				Weighted			Outstanding
	Revolving			average	Borrowing		June 30,		December 31,
	period end date	Maturity date		interest rate(1)	capacity		2024	2023	2023
Funding Debt:
2018-1 Securitization Facility	March 2025	March 2026		9.58%	$200,000		$—	$5,479	$92,964
2018-2 Securitization Facility	July 2023	July 2025	(2)	—	—		—	116,039	66,110
NCR 2022 Securitization Facility	October 2024	October 2026		10.09%	125,000		84,927	33,215	43,975
NCLOCR 2024 Securitization Facility	February 2027	February 2028		10.84%	150,000		75,000	—	—
ODR 2021-1 Securitization Facility	November 2025	November 2026		8.91%	233,333		194,330	185,167	151,331
ODR 2022-1 Securitization Facility	June 2026	June 2027		9.04%	420,000		258,668	280,774	277,586
RAOD Securitization Facility	November 2024	November 2025		8.13%	230,263		230,263	212,263	142,110
HWCR 2023 Securitization Facility	May 2025	May 2026		9.66%	287,214		287,214	221,000	287,214
ODAST III Securitization Notes	April 2024	May 2027	(3)	—	—		—	300,000	300,000
2023-A Securitization Notes	—	December 2027		7.78%	50,989		50,989	128,679	78,865
2024-A Securitization Notes	—	October 2030		7.61%	217,181		217,181	—	—
ODAS IV 2023-1 Securitization Notes	July 2026	August 2030		7.66%	227,051		227,051	—	227,051
ODAS IV 2024-1 Securitization Notes	May 2027	June 2031		6.84%	399,574		399,574	—	—
Total funding debt				8.35%	$2,540,605		$2,025,197	$1,482,616	$1,667,206
Corporate Debt:
11.25% senior notes due 2028	—	December 2028		11.25%	$400,000		$400,000	$—	$400,000
8.50% senior notes due 2025	—	September 2025		8.50%	375,000		375,000	375,000	375,000
8.50% senior notes due 2024	—	September 2024		8.50%	—		—	180,390	168,702
Revolving line of credit	June 2026	June 2026		8.86%	515,000	(4)	419,000	266,000	356,000
Total corporate debt				9.55%	$1,290,000		$1,194,000	$821,390	$1,299,702
Less: Long-term debt issuance costs							$(21,019)	$(5,052)	$(17,966)
Less: Debt discounts							(4,057)	(1,928)	(5,137)
Total long-term debt							$3,194,121	$2,297,026	$2,943,805

(1) The weighted average interest rate is determined based on the rates and principal balances on June 30, 2024. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

(2) On May 31, 2024, the remaining outstanding balance on this facility was paid in full and the facility was terminated.

(3) On May 17, 2024, the remaining outstanding balance of these notes were paid in full and the facility was terminated.

(4) The Company had outstanding letters of credit under the Revolving line of credit of $0.7 million. $0.8 million and $0.8 million as of June 30, 2024 and 2023 and December 31, 2023, respectively.

Weighted average interest rates on long-term debt were 9.26% and 8.00% during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and 2023 and December 31, 2023, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreements.

Recent Updates to Debt Facilities

ODR 2022-1 Securitization Facility

On June 27, 2024, the loan securitization facility for OnDeck Receivables 2022, LLC (the “ODR 2022-1 Securitization Facility”) was amended to, among other changes, extend the revolving period end and final maturity date to June 2026 and June 2027, respectively, decrease the Class A revolving commitment from $350.0 million to $338.0 million, and increase the Class B revolving commitment from $70.0 million to $82.0 million. The total facility commitment remained the same at $420.0 million. Additionally, the borrowing rate on the Class A loans increased to BMO’s prime rate plus 2.60% from BMO’s prime rate plus 1.75% and the Class A advance rate decreased from 75.0% to 72.5%. There were no changes to the borrowing rate or advance rate on the Class B loans.

2024-A Securitization Notes

On May 31, 2024, NetCredit Combined Receivables 2024, LLC (“NCCR 2024”), a wholly-owned indirect subsidiary of the Company, issued $217.2 million of Fixed Rate Asset-Backed Notes (the “2024-A Securitization Notes”) in a private securitization transaction. The 2024-A Securitization Notes have a legal final payment date in October 2030 and were issued in two classes with principal amounts and fixed interest rates per annum as follows: Class A Notes of $172.5 million at 7.43% and Class B Notes of $44.6 million at 8.31%. The 2024-A Securitization Notes are backed by a pool of unsecured consumer installment loans. The 2024-A Securitization Notes represent obligations of NCCR 2024 only and are not guaranteed by the Company. The net proceeds of the offering of the 2024-A Securitization

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Notes were used to acquire unsecured consumer installment loans from certain subsidiaries of the Company, fund a reserve amount and pay fees and expenses incurred in connection with the transaction.

ODAS IV 2024-1 Securitization Notes

On May 17, 2024, OnDeck Asset Securitization IV, LLC (“ODAS IV”), a wholly-owned indirect subsidiary of the Company, issued $399.6 million in initial principal amount of Fixed Rate Asset-Backed Notes (the “ODAS IV 2024-1 Securitization Notes”) in a private securitization transaction. The ODAS IV 2024-1 Securitization Notes have a legal final payment date in July 2031 and were issued in three classes with initial principal amounts and fixed interest rates per annum as follows: Class A Notes of $260.1 million at 6.27%, Class B Notes of $82.2 million at 7.15%, and Class C Notes of $57.3 million at 8.99%. Collateral for the ODAS IV 2024-1 Securitization Notes consists of, among other things, a revolving pool of small business loans originated or purchased by ODK Capital, LLC (“ODK”), which is a wholly-owned indirect subsidiary of the Company. ODAS IV used the net proceeds of the private offering to purchase small business loans from ODK that were pledged as collateral for the ODAS IV 2024-1 Securitization Notes and to fund a reserve account. ODK is the servicer of the loans securing the ODAS IV 2024-1 Securitization Notes. ODAS IV is the sole obligor of the ODAS IV 2024-1 Securitization Notes, which are not obligations of, or guaranteed by, the Company or ODK. The Company will use the proceeds it receives from the transaction for general corporate purposes. The ODAS IV 2024-1 Securitization Notes were offered and sold to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act.

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

8.50% Senior Notes Due 2024

On January 3, 2024, the Company redeemed the remaining $168.7 million of 8.50% Senior Notes Due 2024 at par plus accrued interest. During the three and six months ended June 30, 2023, the Company repurchased $25.8 million and $69.6 million, respectively, principal amount of the 8.50% Senior Notes Due 2024 for aggregate cash consideration of $25.9 million and $69.5 million plus accrued interest, respectively. During the three and six months ended June 30, 2024, the Company recorded no loss on extinguishment of debt and $0.5 million ($0.4 million, net of tax) loss on extinguishment of debt, respectively related to the redemption of outstanding 8.50% Senior Notes Due 2024. During the three and six months ended June 30, 2023, the Company recorded a loss on extinguishment of debt of $0.2 million ($0.1 million, net of tax) and $0.3 million ($0.2 million, net of tax), respectively, which is included in “Other nonoperating expenses” in the consolidated statements of income.

4. Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2024 was 26.0%, compared to 24.0% for the six months ended June 30, 2023. The increase is primarily attributable to additional interest expense on unrecognized tax benefits and a remeasurement of the net deferred tax liability due to state rate adjustments.

As of June 30, 2024, the balance of unrecognized tax benefits, inclusive of interest and penalties, was $193.4 million, which is included in “Accounts payable and accrued expenses” on the consolidated balance sheet. This balance consists of a temporary component of $179.8 million, for which there is an equal and offsetting deferred tax asset, and a permanent component of $13.6 million, which, if recognized, would favorably affect the effective tax rate in the period of recognition. The Company had $110.7 million of unrecognized

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

tax benefits as of June 30, 2023. As of December 31, 2023, the Company had $179.3 million of unrecognized tax benefits, inclusive of interest and penalties, of which $135.2 million is included in “Accounts payable and accrued expenses” on the consolidated balance sheet. The remaining $44.1 million was recorded as a reduction to deferred tax assets. The balance of $179.3 million at December 31, 2023 included a permanent component of $9.9 million. Based on the expiration of the statute of limitations for certain jurisdictions, the Company believes it is reasonably possible that, within the next twelve months, unrecognized tax benefits could decrease by approximately $2.2 million. The Company believes that it has adequately accounted for any material tax uncertainties in its existing reserves for all open tax years.

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

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net income	$53,911	$48,145	$102,339	$99,068
Denominator:
Total weighted average basic shares	26,938	31,084	27,567	31,212
Shares applicable to stock-based compensation	1,003	1,119	1,155	1,244
Total weighted average diluted shares	27,941	32,203	28,722	32,456
Earnings per common share:
Earnings per common share – basic	$2.00	$1.55	$3.71	$3.17
Earnings per common share – diluted	$1.93	$1.50	$3.56	$3.05

For the three months ended June 30, 2024 and 2023, 258,452 and 314,224 shares of common stock underlying stock options, respectively, and 5,577 shares and 590,064 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. For the six months ended June 30, 2024 and 2023, 263,787 and 326,994 shares of common stock underlying stock options, respectively, and 2,788 and 468,129 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Geographic Information

The following table presents the Company’s revenue by geographic region for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue
United States	$615,161	$493,015	$1,213,280	$972,068
Other international countries	13,275	6,416	25,045	10,619
Total revenue	$628,436	$499,431	$1,238,325	$982,687

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $115.1 million, $99.1 million and $108.7 million at June 30, 2024 and 2023 and December 31, 2023, respectively. The operations for the Company’s businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

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

8. Related Party Transactions

In December 2021, the Company divested a portion of its interest in OnDeck Australia and began recording its remaining interest utilizing the equity method of accounting. As of June 30, 2024, there was no outstanding balance between OnDeck Australia and the Company. As of June 30, 2023 and December 31, 2023, the Company had a due from affiliate balance of $0.1 million and $0.1 million, respectively, related to OnDeck Australia.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

During the three and six months ended June 30, 2024 and 2023, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and 2023 and December 31, 2023 are as follows (dollars in thousands):

	June 30,	Fair Value Measurements Using
	2024	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$1,421,814	$—	$—	$1,421,814
Small business loans and finance receivables(1)(2)	2,517,345	—	—	2,517,345
Non-qualified savings plan assets(3)	11,601	11,601	—	—
Investment in trading security(4)	8,635	8,635	—	—
Total	$3,959,395	$20,236	$—	$3,939,159

	June 30,	Fair Value Measurements Using
	2023	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$1,168,044	$—	$—	$1,168,044
Small business loans and finance receivables(1)(2)	1,924,401	—	—	1,924,401
Non-qualified savings plan assets(3)	7,505	7,505	—	—
Investment in trading security(4)	10,835	10,835	—	—
Total	$3,110,785	$18,340	$—	$3,092,445

	December 31,	Fair Value Measurements Using
	2023	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$1,380,784	$—	$—	$1,380,784
Small business loans and finance receivables(1)(2)	2,248,383	—	—	2,248,383
Non-qualified savings plan assets(3)	8,045	8,045	—	—
Investment in trading security(4)	7,169	7,169	—	—
Total	$3,644,381	$15,214	$—	$3,629,167

(1) Consumer and small business loans and finance receivables are included in “Loans and finance receivables at fair value” in the consolidated balance sheets.

(2) Consumer loans and finance receivables include $812.2 million, $695.1 million and $1,181.0 million in assets of consolidated VIEs as of June 30, 2024 and 2023 and December 31, 2023, respectively. Small business loans and finance receivables include $2,114.9 million, $1,288.0 million and $1,475.1 million in assets of consolidated VIEs as of June 30, 2024 and 2023 and December 31, 2023, respectively.

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

The Company had no liabilities measured at fair value on a recurring basis as of June 30, 2024 and 2023 and December 31, 2023.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At June 30, 2024 and 2023 and December 31, 2023, there were no assets or liabilities recorded at fair value on a non-recurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of June 30, 2024 and 2023 and December 31, 2023 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	June 30,	Fair Value Measurements Using
	2024	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$60,138	$60,138	$—	$—
Restricted cash (1)	211,167	211,167	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$278,223	$271,305	$—	$6,918
Financial liabilities:
Revolving line of credit	$419,000	$—	$—	$419,000
Securitization notes	2,024,482	—	2,029,972	—
8.50% senior notes due 2025	375,000	—	375,660	—
11.25% senior notes due 2028	396,659	—	427,652	—
Total	$3,215,141	$—	$2,833,284	$419,000

	Balance at
	June 30,	Fair Value Measurements Using
	2023	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$100,042	$100,042	$—	$—
Restricted cash (1)	161,619	161,619	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$268,579	$261,661	$—	$6,918
Financial liabilities:
Revolving line of credit	$266,000	$—	$—	$266,000
Securitization notes	1,480,688	—	1,463,685	—
8.50% senior notes due 2024	180,390	—	205,390	—
8.50% senior notes due 2025	375,000	—	365,021	—
Total	$2,302,078	$—	$2,034,096	$266,000

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Balance at
	December 31,	Fair Value Measurements Using
	2023	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$54,357	$54,357	$—	$—
Restricted cash (1)	323,082	323,082	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$384,357	$377,439	$—	$6,918
Financial liabilities:
Revolving line of credit	$356,000	$—	$—	$356,000
Securitization notes	1,665,785	—	1,660,596	—
8.50% senior notes due 2024	168,702	—	168,702	—
8.50% senior notes due 2025	375,000	—	370,729	—
11.25% senior notes due 2028	396,284	—	412,588	—
Total	$2,961,771	$—	$2,612,615	$356,000

(1) Restricted cash includes $195.1 million, $145.8 million and $136.0 million in assets of consolidated VIEs as of June 30, 2024 and 2023 and December 31, 2023, respectively.

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

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services. In 2023, we extended approximately $4.9 billion in credit or financing to borrowers and for the six months ended June 30, 2024, we extended approximately $2.8 billion in credit or financing to borrowers. As of June 30, 2024, we offered or arranged loans or draws on lines of credit to consumers in 37 states in the United States and Brazil. We also offered financing to small businesses in 49 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through June 30, 2024, we have completed approximately 62.9 million customer transactions and collected more than 65 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years, having expanded the markets we serve and the financing products we offer. These financing products include installment loans and line of credit accounts.

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

OUR MARKETS

We currently provide our services in the following countries:

•
United States. We began our online business in the United States in May 2004. As of June 30, 2024, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, OnDeck at www.ondeck.com, Headway Capital at www.headwaycapital.com and Pangea at www.pangeamoneytransfer.com.
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

RECENT REGULATORY DEVELOPMENTS

State of Washington SSB 6025

In March 2024, the Governor of the State of Washington signed into law a bill that amends the Consumer Loan Act (“CLA”) to add anti-evasion language and a predominant economic interest test for closed-end and open-end loans. In addition, the bill would prohibit engaging in “any activity subject to” the CLA without a license as required by the CLA. The law expands the CLA’s coverage to include any loan made to a “person physically located” in Washington, in addition to the existing coverage of any loan made to a “resident” of Washington, “by a licensee, or persons subject to this chapter”. The current rate cap under the CLA is 25%. The law took effect on June 6, 2024, and applies to loans or advances originated on or after that date. We do not expect the changes brought about by this law to have a material impact on our consolidated financial statements.

Consumer Financial Protection Bureau

On November 15, 2023, we consented to the issuance of a Consent Order by the CFPB pursuant to which we agreed, without admitting or denying any of the facts or conclusions, to pay a civil money penalty of $15 million. The Consent Order relates to issues, the majority of which were self-disclosed, including payment processing and debiting errors. We remain subject to the restrictions and obligations of the Consent Order, including prohibitions from engaging in certain conduct for a period of seven years from the date of the Consent Order. Any noncompliance with the Consent Order or similar orders or agreements from other regulators could lead to further regulatory penalties and could have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows and could prohibit or directly or indirectly impair our ability to continue current operations.

On October 6, 2017, the CFPB issued its final rule entitled “Payday, Vehicle Title, and Certain High-Cost Installment Loans” (the “Small Dollar Rule”), which covers certain consumer loans that we offer. The Small Dollar Rule initially required that lenders who make short-term loans and longer-term loans with balloon payments reasonably determine consumers’ ability to repay (“ATR”) the loans according to their terms before issuing the loans. The Small Dollar Rule also introduced new limitations on repayment processes for those lenders as well as lenders of other longer-term loans with an annual percentage rate greater than 36 percent that include an ACH authorization or similar payment provision. If a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. For loans covered by the Small Dollar Rule, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed withdrawal attempts. On July 7, 2020, the CFPB issued a final rule rescinding the ATR provisions of the Small Dollar Rule along with related provisions, such as the establishment of registered information systems for checking ATR and reporting loan activity. The payment provisions of the Small Dollar Rule remain in place. In April 2018, an action was filed against the CFPB making a constitutional challenge to the Small Dollar Rule. On October 19, 2022, a three-judge panel of the Fifth Circuit U.S. Circuit Court of Appeals ruled that the funding structure of the CFPB is unconstitutional and vacated the Small Dollar Rule. The CFPB filed a petition for a writ of certiorari to the Supreme Court. The Supreme Court granted the petition on February 27, 2023. The Supreme Court heard oral arguments on October 3, 2023 and, on May 16, 2024, upheld the constitutionality of the funding structure of the CFPB and remanded the case back to the Fifth Circuit. On June 19, 2024, the Fifth Circuit rendered judgment in favor of the CFPB declaring that the CFPB’s funding structure and the Small Dollar Rule are constitutional, and reinstated its judgment in favor of the CFPB for the Community Financial Services Association of America’s (“CFSA”) alternative arguments. On July 3, 2024, the CFSA filed a petition for rehearing en banc. The Small Dollar Rule will not take effect until 286 days after resolution of the appeal as ordered by the Fifth Circuit when it extended the district court’s stay of the compliance date in 2021. If the Small Dollar Rule does become effective in its current proposed form, we will need to make certain changes to our payment processes and customer notifications in our U.S. consumer lending business.

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

European Union Pillar Two Directive

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation. As of June 30, 2024, among the jurisdictions where the Company operates, only the U.K. has enacted legislation adopting the Pillar Two Rules, effective in fiscal 2025. We do not expect the changes brought about by this directive to have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Highlights

Our financial results for the three-month period ended June 30, 2024, or the current quarter, are summarized below.

•
Consolidated total revenue increased $129.0 million, or 25.8%, to $628.4 million in the current quarter compared to $499.4 million for the three months ended June 30, 2023, or the prior year quarter.
•
Consolidated net revenue was $370.2 million in the current quarter compared to $299.4 million in the prior year quarter.

•
Consolidated income from operations increased $33.5 million, or 30.0%, to $145.1 million in the current quarter compared to $111.6 million in the prior year quarter.
•
Consolidated net income was $53.9 million in the current quarter compared to $48.1 million in the prior year quarter. Consolidated diluted income per share was $1.93 in the current quarter compared to $1.50 in the prior year quarter.

Overview

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Loans and finance receivables revenue	$619,340	$492,723	$1,220,548	$968,190
Other	9,096	6,708	17,777	14,497
Total Revenue	628,436	499,431	1,238,325	982,687
Change in Fair Value	(258,245)	(200,046)	(522,268)	(397,412)
Net Revenue	370,191	299,385	716,057	585,275
Operating Expenses
Marketing	120,765	95,971	231,332	175,726
Operations and technology	54,953	46,961	109,332	96,130
General and administrative	39,708	36,228	79,573	73,386
Depreciation and amortization	9,709	8,629	19,972	19,169
Total Operating Expenses	225,135	187,789	440,209	364,411
Income from Operations	145,056	111,596	275,848	220,864
Interest expense, net	(70,954)	(45,584)	(136,551)	(88,905)
Foreign currency transaction loss	(19)	—	(67)	(171)
Equity method investment loss	—	(1,119)	—	(1,125)
Other nonoperating expenses	(521)	(121)	(1,013)	(254)
Income before Income Taxes	73,562	64,772	138,217	130,409
Provision for income taxes	19,651	16,627	35,878	31,341
Net income	$53,911	$48,145	$102,339	$99,068
Earnings per common share - diluted	$1.93	$1.50	$3.56	$3.05

Revenue
Loans and finance receivables revenue	98.6%	98.7%	98.6%	98.5%
Other	1.4	1.3	1.4	1.5
Total Revenue	100.0	100.0	100.0	100.0
Change in Fair Value	(41.1)	(40.1)	(42.2)	(40.4)
Net Revenue	58.9	59.9	57.8	59.6
Operating Expenses
Marketing	19.2	19.2	18.7	17.9
Operations and technology	8.7	9.4	8.8	9.8
General and administrative	6.3	7.3	6.4	7.5
Depreciation and amortization	1.6	1.7	1.6	1.9
Total Operating Expenses	35.8	37.6	35.5	37.1
Income from Operations	23.1	22.3	22.3	22.5
Interest expense, net	(11.3)	(9.1)	(11.0)	(9.1)
Foreign currency transaction loss	—	—	—	—
Equity method investment loss	—	(0.2)	—	(0.1)
Other nonoperating expenses	(0.1)	—	(0.1)	—
Income before Income Taxes	11.7	13.0	11.2	13.3
Provision for income taxes	3.1	3.3	2.9	3.2
Net income	8.6%	9.6%	8.3%	10.1%

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

During 2023 and continuing into the first half of 2024, views in the marketplace on the economy and its near-term prospects remained mixed with concerns on employment, inflation, and other macroeconomic trends. In certain situations, management concluded that the probability of future charge-offs or prepayments was different than what we had experienced in the past and, therefore, altered those assumptions in our fair value models. We continue to utilize this approach and have adjusted these assumptions where appropriate. We also evaluate the discount rates used in our models on a quarterly basis and adjust when appropriate to be responsive to changes in the market and representative of what a market participant would use. As of June 30, 2024, we deemed the resulting fair value of our loans and finance receivables to be an appropriate market-based exit price that considers current market conditions.

NON-GAAP FINANCIAL MEASURES

In addition to the financial information prepared in conformity with GAAP, we provide historical non-GAAP financial information. We present non-GAAP financial information because such measures are used by management in understanding the activities and business metrics of our operations. We believe that these non-GAAP financial measures reflect an additional way of viewing aspects of our business that, when viewed with our GAAP results, provide a more complete understanding of factors and trends affecting our business. Readers should consider the information in addition to, but not instead of or superior to, our consolidated financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.

Adjusted Earnings Measures

We provide adjusted earnings and adjusted earnings per share, or, collectively, the Adjusted Earnings Measures, which are non-GAAP measures. We believe that the presentation of these measures provides investors with greater transparency and facilitates comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments and amortization methods, which can provide a more complete understanding of our financial performance, competitive position and prospects for the future. We utilize, and also believe that investors utilize, the Adjusted Earnings Measures to assess operating performance, recognizing that such measures may highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. In addition, we believe that the Adjusted Earnings Measures are useful to management and investors in comparing our financial results during the periods shown without the effect of certain items that are not indicative of our core operating performance or results of operations.

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$53,911	$48,145	$102,339	$99,068
Adjustments:
Transaction-related costs(a)	—	—	327	—
Lease termination and cease-use costs(b)	—	—	—	1,698
Equity method investment loss	—	1,119	—	1,125
Other nonoperating expenses(c)	521	121	1,013	254
Intangible asset amortization	2,013	2,013	4,027	4,357
Stock-based compensation expense	7,764	6,236	15,403	12,205
Foreign currency transaction loss	19	—	67	171
Cumulative tax effect of adjustments	(2,590)	(2,364)	(5,232)	(4,935)
Adjusted earnings	$61,638	$55,270	$117,944	$113,943

Diluted earnings per share	$1.93	$1.50	$3.56	$3.05
Adjustments:
Transaction-related costs	—	—	0.01	—
Lease termination and cease-use costs	—	—	—	0.05
Equity method investment loss	—	0.04	—	0.03
Other nonoperating expenses	0.02	—	0.04	0.01
Intangible asset amortization	0.07	0.06	0.14	0.13
Stock-based compensation expense	0.28	0.19	0.54	0.38
Foreign currency transaction loss	—	—	—	0.01
Cumulative tax effect of adjustments	(0.09)	(0.07)	(0.18)	(0.15)
Adjusted earnings per share	$2.21	$1.72	$4.11	$3.51

(a) In the first quarter of 2024, we recorded costs totaling $0.3 million ($0.2 million net of related tax) related to a consent solicitation for the Senior Notes due 2025.

(b) In the first quarter of 2023, we incurred expenses totaling $1.7 million ($1.3 million net of tax) related to the exit of leased office space.

(c) In the first and second quarters of 2024 and 2023, we recorded other nonoperating expenses of $0.5 million ($0.4 million net of tax) in each quarter and $0.1 million ($0.1 million net of tax) in each quarter, respectively, related to early extinguishment of debt.

Adjusted EBITDA

We provide Adjusted EBITDA, which is a non-GAAP measure that we define as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, taxes, stock-based compensation expense and certain other items, as appropriate, that are not indicative of our core operating performance. We utilize, and also believe that investors utilize, Adjusted EBITDA to analyze operating performance and evaluate our ability to incur and service debt and our capacity for making capital expenditures. We believe Adjusted EBITDA is useful to management and investors in comparing our financial results during the periods shown without the effect of certain non-cash items and certain items that are not indicative of our core operating performance or results of operations. Adjusted

EBITDA is also useful to investors to help assess our estimated enterprise value. The computation of Adjusted EBITDA, as presented below, may differ from the computation of similarly-titled measures provided by other companies (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$53,911	$48,145	$102,339	$99,068
Depreciation and amortization expenses	9,709	8,629	19,972	19,169
Interest expense, net	70,954	45,584	136,551	88,905
Foreign currency transaction loss	19	—	67	171
Provision for income taxes	19,651	16,627	35,878	31,341
Stock-based compensation expense	7,764	6,236	15,403	12,205
Adjustments:
Transaction-related costs(a)	—	—	327	—
Equity method investment loss	—	1,119	—	1,125
Other nonoperating expenses(b)	521	121	1,013	254
Adjusted EBITDA	$162,529	$126,461	$311,550	$252,238

Adjusted EBITDA margin calculated as follows:
Total Revenue	$628,436	$499,431	$1,238,325	$982,687
Adjusted EBITDA	162,529	126,461	311,550	252,238
Adjusted EBITDA as a percentage of total revenue	25.9%	25.3%	25.2%	25.7%

(a) In the first quarter of 2024, we recorded costs totaling $0.3 million ($0.2 million net of related tax) related to a consent solicitation for the Senior Notes due 2025.

(b) In the first quarters of 2024 and 2023, we recorded other nonoperating expenses of $0.5 million ($0.4 million net of tax) in each quarter and $0.1 million ($0.1 million net of tax) in each quarter, respectively, related to early extinguishment of debt.

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

We believe these non-GAAP measures provide management and investors with important information needed to evaluate the magnitude of potential receivable losses and the opportunity for revenue performance of the loans and finance receivable portfolio on an aggregate basis. We also believe that the comparison of the aggregate amounts from period to period is more meaningful than comparing only the amounts reflected on our consolidated balance sheet since both revenue and cost of revenue are impacted by the aggregate amount of receivables we own and those we guarantee as reflected in our consolidated financial statements.

THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO THREE MONTHS ENDED JUNE 30, 2023

Revenue and Net Revenue

Revenue increased $129.0 million, or 25.8%, to $628.4 million for the current quarter as compared to $499.4 million for the prior year quarter. The increase was driven by a 32.2% increase in revenue from our small business portfolio and a 21.6% increase in revenue from our consumer portfolio as higher levels of originations have led to higher loan balances for both portfolios.

Net revenue for the current quarter was $370.2 million compared to $299.4 million for the prior year quarter. Our consolidated net revenue margin was 58.9% for the current quarter compared to 59.9% for the prior year quarter. The decrease in consolidated net revenue margin was driven primarily by lower net revenue margin in the consumer portfolio, partially offset by higher net revenue margin in the small business portfolio. Refer to “—Consumer Loans and Finance Receivables” and “—Small Business Loans and Finance Receivables” below for additional discussion of net revenue for the current quarter.

The following table sets forth the components of revenue and net revenue, separated by product for the current quarter and the prior year quarter (in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$367,558	$302,264	$65,294	21.6%
Small business loans and finance receivables revenue	251,782	190,459	61,323	32.2
Total loans and finance receivables revenue	619,340	492,723	126,617	25.7
Other	9,096	6,708	2,388	35.6
Total revenue	628,436	499,431	129,005	25.8
Change in fair value	(258,245)	(200,046)	(58,199)	29.1
Net revenue	$370,191	$299,385	$70,806	23.7%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	58.5%	60.5%
Small business loans and finance receivables revenue	40.1	38.2
Total loans and finance receivables revenue	98.6	98.7
Other	1.4	1.3
Total revenue	100.0	100.0
Change in fair value	(41.1)	(40.1)
Net revenue	58.9%	59.9%

Revenue generated from the Company’s operations for the current quarter and the prior year quarter was as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
Loan interest	$410,316	$343,541
Statement and draw fees on line of credit accounts	182,486	116,892
Other	35,634	38,998
Total Revenue	$628,436	$499,431

Loan and Finance Receivable Balances

The fair value of our loan and finance receivable portfolio in our consolidated financial statements was $3,939.2 million and $3,092.4 million as of June 30, 2024 and 2023, respectively. The outstanding principal balance of our loan and finance receivables portfolio was $3,423.7 million and $2,756.9 million as of June 30, 2024 and 2023, respectively. The fair value of the combined loan and finance receivables portfolio includes $17.3 million and $19.1 million with an outstanding principal balance of $12.5 million and $14.2 million of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of June 30, 2024 and 2023, respectively.

The consumer portfolio balance was 36.4% of our combined loan and finance receivable portfolio balance at fair value as of June 30, 2024, which decreased slightly compared to 38.2% as of June 30, 2023. Our small business portfolio of loans and finance receivables was 63.6% of our combined loan and finance receivable portfolio at fair value as of June 30, 2024, compared to 61.8% as of June 30, 2023. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables Measures” above for additional information related to combined loans and finance receivables.

The following tables summarize loan and finance receivable balances outstanding as of June 30, 2024 and 2023 (in thousands):

	As of June 30, 2024			As of June 30, 2023
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined	Owned(a)	Company(a)	Combined
Consumer loans and finance receivables
Principal	$1,176,727	$12,487	$1,189,214	$983,388	$14,199	$997,587
Fair value	1,421,814	17,284	1,439,098	1,168,044	19,115	1,187,159
Fair value as a % of principal	120.8%	138.4%	121.0%	118.8%	134.6%	119.0%
Small business loans and finance receivables
Principal	$2,246,925	$—	$2,246,925	$1,773,554	$—	$1,773,554
Fair value	2,517,345	—	2,517,345	1,924,401	—	1,924,401
Fair value as a % of principal	112.0%	—%	112.0%	108.5%	—%	108.5%
Total loans and finance receivables
Principal	$3,423,652	$12,487	$3,436,139	$2,756,942	$14,199	$2,771,141
Fair value	3,939,159	17,284	3,956,443	3,092,445	19,115	3,111,560
Fair value as a % of principal	115.1%	138.4%	115.1%	112.2%	134.6%	112.3%

(a) GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by a third-party lender through the CSO program that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

At June 30, 2024 and 2023, the ratio of fair value as a percentage of principal was 115.1% and 112.2%, respectively, on company owned loans and finance receivables and 115.1% and 112.3%, respectively, on combined loans and finance receivables. These ratios increased compared to the prior year due to improvement in both the consumer and small business portfolios. Refer to “—Consumer Loans and Finance Receivables” and “—Small Business Loans and Finance Receivables” below for additional discussion of fair value ratios for the current quarter.

Average Amount Outstanding per Loan and Finance Receivable

The average amount outstanding per loan and finance receivable is calculated as the total combined loans and finance receivables, gross balance at the end of the period divided by the total number of combined loans and finance receivables outstanding at the end of the period. The following table shows the average amount outstanding per loan and finance receivable by product at June 30, 2024 and 2023:

	As of June 30,
	2024	2023
Average amount outstanding per loan and finance receivable(a)
Consumer loans and finance receivables(b)	$1,703	$1,864
Small business loans and finance receivables	39,222	36,931
Total loans and finance receivables(b)	4,361	4,557

(a) The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.

(b) Includes loans guaranteed by us, which represent loans originated by a third-party lender through the CSO program that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

The average amount outstanding per loan and finance receivable decreased slightly in the current quarter compared to the prior year quarter for our overall portfolio due primarily to a mix shift in our consumer portfolio to line of credit accounts, which generally have lower average outstanding balances compared to installment loans.

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

	Three Months Ended
	June 30,
	2024	2023
Average loan and finance receivable origination amount(a)
Consumer loans and finance receivables(b)(c)	$563	$608
Small business loans and finance receivables(c)	15,583	16,217
Total loans and finance receivables(b)	1,515	1,580

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

The average loan and finance receivable origination amount decreased slightly to $1,515 during the current quarter from $1,580 during the prior year quarter, due primarily to a higher percentage of line of credit draws in comparison to installment loan originations, as the former are typically lower in average dollar amount.

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

The payment status of a customer, including the degree of any delinquency, is a significant factor in determining estimated charge-offs in the cash flow models that we use to determine fair value. The following table shows payment status on outstanding principal, interest and fees as of the end of each of the last five quarters (in thousands):

	2023			2024
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$2,857,557	$3,037,904	$3,297,082	$3,438,468	$3,569,726
Guaranteed by the Company(a)	16,972	16,533	16,351	13,046	14,941
Ending combined loan and finance receivables balance(b)	$2,874,529	$3,054,437	$3,313,433	$3,451,514	$3,584,667
> 30 days delinquent	221,540	242,126	263,524	279,659	268,053
> 30 days delinquency rate	7.7%	7.9%	8.0%	8.1%	7.5%

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

(b) Non-GAAP measure. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables Measures” above.

Consumer Loans and Finance Receivables

The following table includes financial information for our consumer loans and finance receivables. Delinquency metrics include principal, interest and fees, and only amounts that are past due (in thousands):

	2023			2024
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$983,388	$1,078,228	$1,138,928	$1,106,364	$1,176,727
Guaranteed by the Company(a)	14,199	13,684	13,537	10,780	12,487
Total combined loan and finance receivable principal balance(b)	$997,587	$1,091,912	$1,152,465	$1,117,144	$1,189,214
Consumer combined loan and finance receivable fair value balance:
Company owned	$1,168,044	$1,286,330	$1,380,784	$1,347,165	$1,421,814
Guaranteed by the Company(a)	19,115	18,661	18,534	14,773	17,284
Ending combined loan and finance receivable fair value balance(b)	$1,187,159	$1,304,991	$1,399,318	$1,361,938	$1,439,098
Fair value as a % of principal(b)(c)	119.0%	119.5%	121.4%	121.9%	121.0%
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$1,068,742	$1,182,769	$1,246,675	$1,208,551	$1,285,755
Guaranteed by the Company(a)	16,972	16,533	16,351	13,046	14,941
Ending combined loan and finance receivable balance(b)	$1,085,714	$1,199,302	$1,263,026	$1,221,597	$1,300,696
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$1,017,061	$1,133,499	$1,218,622	$1,242,677	$1,244,846
Guaranteed by the Company(a)(d)	14,627	17,681	16,341	14,956	13,730
Average combined loan and finance receivable balance(b)(d)	$1,031,688	$1,151,180	$1,234,963	$1,257,633	$1,258,576
Installment loans as percentage of average combined loan and finance receivable balance	53.5%	46.4%	42.3%	40.4%	39.0%
Line of credit accounts as percentage of average combined loan and finance receivable balance	46.5%	53.6%	57.7%	59.6%	61.0%

Revenue	$302,264	$347,898	$364,058	$364,731	$367,558
Change in fair value	(115,946)	(174,766)	(183,169)	(182,979)	(164,011)
Net revenue	186,318	173,132	180,889	181,752	203,547
Net revenue margin	61.6%	49.8%	49.7%	49.8%	55.4%

Combined loan and finance receivable originations and purchases	$401,468	$478,501	$497,978	$417,432	$490,640

Delinquencies:
> 30 days delinquent	$73,829	$93,542	$90,596	$84,137	$82,169
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	6.8%	7.8%	7.2%	6.9%	6.3%

Charge-offs:
Charge-offs (net of recoveries)	$131,198	$178,902	$213,813	$187,419	$161,171
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	12.7%	15.5%	17.3%	14.9%	12.8%

(a) Represents loans originated by a third-party lender through the CSO program that we have not yet purchased, which are not included in our consolidated balance sheets.

(b) Non-GAAP measure.

(c) Determined using period-end balances.

(d) The average combined loan and finance receivable balance is the average of the month-end balances during the period.

The ending balance, including principal and accrued fees/interest outstanding, of combined consumer loans and finance receivables at June 30, 2024 increased 19.8% to $1,300.7 million compared to $1,085.7 million at June 30, 2023, due primarily to originations outpacing repayments.

The percentage of loans greater than 30 days delinquent of 6.3% was lower at June 30, 2024, compared to 6.8% at June 30, 2023, due primarily to stronger credit performance in most of our consumer products. Charge-offs (net of recoveries) as a percentage of average combined loan balance was flat at 12.8% for the current quarter, compared to 12.7% for the prior year quarter. Demand for our consumer loan products and services in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Lower originations, particularly to new customers, which typically default at a higher percentage than returning customers, generally result in lower delinquencies and charge-offs as the book is more seasoned. Charge-off performance in the current quarter follows this seasonal pattern.

Revenue related to our consumer loans and finance receivables was $367.6 million for the current quarter, compared to $302.3 million for the prior year quarter. The increase in revenue was driven primarily by growth in the overall portfolio, particularly our line of credit products. The net revenue margin related to our consumer loans and finance receivables of 55.4% was lower in the current quarter compared to 61.6% for the prior year quarter, but higher compared to the past three sequential quarters.

The ratio of fair value as a percentage of principal on consumer loans and finance receivables was 121.0% at June 30, 2024, compared to 119.0% at June 30, 2023 and 121.9% at March 31, 2024. The increase from the prior year quarter was due primarily to a mix shift towards line of credit products, which generally have a higher fair value as a percentage of principal compared to installment loans. Refer also to “Results of Operations—Valuation of Loans and Finance Receivables” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on loan valuation.

Small Business Loans and Finance Receivables

The following table includes financial information for our small business loans and finance receivables. Delinquency metrics include principal, interest, and fees, and only amounts that are past due (in thousands):

	2023			2024
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$1,773,554	$1,826,458	$2,015,807	$2,192,066	$2,246,925
Ending loan and finance receivable fair value balance	1,924,401	2,034,732	2,248,383	2,448,045	2,517,345
Fair value as a % of principal(a)	108.5%	111.4%	111.5%	111.7%	112.0%

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$1,788,815	$1,855,135	$2,050,407	$2,229,917	$2,283,971

Average loan and finance receivable balance(b)	$1,800,700	$1,813,995	$1,922,857	$2,133,422	$2,240,893
Installment loans as percentage of average combined loan and finance receivable balance	59.1%	57.2%	55.3%	54.0%	52.6%
Line of credit accounts as percentage of average combined loan and finance receivable balance	40.9%	42.8%	44.7%	46.0%	47.4%

Revenue	$190,459	$195,226	$210,663	$236,477	$251,782
Change in fair value	(82,180)	(54,992)	(73,243)	(79,127)	(91,969)
Net revenue	108,279	140,234	137,420	157,350	159,813
Net revenue margin	56.9%	71.8%	65.2%	66.5%	63.5%

Combined loan and finance receivable originations and purchases	$711,659	$782,685	$927,807	$959,935	$918,014

Delinquencies:
> 30 days delinquent	$147,711	$148,584	$172,928	$195,522	$185,884
> 30 days delinquent as a % of loan balance(a)	8.3%	8.0%	8.4%	8.8%	8.1%

Charge-offs:
Charge-offs (net of recoveries)	$83,772	$99,001	$91,623	$99,279	$107,215
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	4.7%	5.5%	4.8%	4.7%	4.8%

(a) Determined using period-end balances.

(b) The average loan and finance receivable balance is the average of the month-end balances during the period.

The ending balance, including principal and accrued fees/interest outstanding, of small business loans and finance receivables at June 30, 2024 increased 27.7% to $2,284.0 million compared to $1,788.8 million at June 30, 2023, due primarily to originations outpacing repayments.

The percentage of loans greater than 30 days delinquent of 8.1% was slightly lower at June 30, 2024, compared to 8.3% at June 30, 2023. Charge-offs (net of recoveries) as a percentage of average loan balance were flat at 4.8% for the current quarter, compared to 4.7% in the prior year quarter. These metrics evidence stability in credit performance of our small business portfolio.

Revenue related to our small business loans and finance receivables was $251.8 million for the current quarter, compared to $190.5 million for the prior year quarter. The increase in revenue was driven primarily by growth in the overall portfolio. The net revenue margin related to our small business loans and finance receivables was 63.5% for the current quarter, compared to 56.9% for the prior year quarter, due to improved performance of more recent vintages.

The ratio of fair value as a percentage of principal on small business loans and finance receivables was 112.0% at June 30, 2024, compared to 108.5% at June 30, 2023 and 111.7% at March 31, 2024. The increase from June 30, 2023 was due primarily to recent vintages, which have exhibited improved performance, being a higher percentage of the portfolio.

Total Operating Expenses

Total operating expenses increased $37.3 million, or 19.9%, to $225.1 million in the current quarter, compared to $187.8 million in the prior year quarter.

Marketing expense increased to $120.8 million in the current quarter compared to $96.0 million in the prior year quarter due primarily to growth in the overall business with higher commissionable originations in our small business portfolio and higher online advertising costs intended to capture increasing market demand for both our consumer and small business loan products.

Operations and technology expense increased to $54.9 million in the current quarter compared to $47.0 million in the prior year quarter, due primarily to higher variable costs, particularly personnel costs, underwriting, and other selling expenses, due to the increase in originations and the size of the loan portfolio. As a percentage of revenue, operations and technology expense decreased to 8.7% in the current year quarter from 9.4% in the prior year quarter, as increased originations and revenues outpaced fixed costs.

General and administrative expense increased to $39.7 million in the current quarter compared to $36.2 million in the prior year quarter, due largely to higher personnel costs, partially offset by lower legal and consulting costs. As a percentage of revenue, general and administrative expense decreased to 6.3% in the current year quarter from 7.3% in the prior year quarter, as increased originations and revenues outpaced fixed costs.

Depreciation and amortization expense increased $1.1 million or 12.5% compared to the prior year quarter driven primarily by general growth in the business and additional internally-developed software placed into service.

Nonoperating Items

Interest expense, net increased $25.4 million, or 55.7%, to $71.0 million in the current quarter compared to $45.6 million in the prior year quarter. The increase was due primarily to an increase in the average amount of debt outstanding, which increased $813.2 million to $3,081.6 million during the current quarter from $2,268.4 million during the prior year quarter, and an increase in the weighted average interest rate on our outstanding debt to 9.33% during the current quarter from 8.16% during the prior year quarter resulting primarily from year-over-year increases in benchmark rates.

Provision for Income Taxes

The effective tax rate of 26.7% in the current quarter was higher than the 25.7% rate recorded in the prior year quarter due primarily to additional interest expense on unrecognized tax benefits.

Net Income

Net income increased $5.8 million, or 12.0%, to $53.9 million during the current quarter compared to $48.1 million during the prior year quarter. The increase was due primarily to an increase in income from operations due primarily to increased net revenue and lower operating expenses as a percentage of revenue, partially offset by higher interest expense as a result of an increase in the average amount of debt outstanding and an increase in the weighted average interest rate on our outstanding debt.

SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO SIX MONTHS ENDED JUNE 30, 2023

Revenue and Net Revenue

Revenue increased $255.6 million, or 26.0%, to $1,238.3 million for the six-month period ended June 30, 2024, or current six-month period, as compared to $982.7 million for the six-month period ended June 30, 2023, or prior year six-month period. The increase was driven by a 26.8% increase in revenue from our small business portfolio and a 25.5% increase in revenue from our consumer portfolio as higher levels of originations have led to higher loan balances for both portfolios.

Net revenue for the current six-month period was $716.0 million compared to $585.3 million for the prior year six-month period. Our consolidated net revenue margin was 57.8% for the current six-month period compared to 59.6% for the prior year six-month period.

The decrease in net revenue margin was driven primarily by lower net revenue margin in the consumer portfolio, partially offset by higher net revenue margin in the small business portfolio.

The following table sets forth the components of revenue and net revenue, separated by product for the current six-month period and the prior year six-month period (in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$732,289	$583,275	$149,014	25.5%
Small business loans and finance receivables revenue	488,259	384,915	103,344	26.8
Total loans and finance receivables revenue	1,220,548	968,190	252,358	26.1
Other	17,777	14,497	3,280	22.6
Total revenue	1,238,325	982,687	255,638	26.0
Change in fair value	(522,268)	(397,412)	(124,856)	31.4
Net revenue	$716,057	$585,275	$130,782	22.3%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	59.1%	59.3%
Small business loans and finance receivables revenue	39.5	39.2
Total loans and finance receivables revenue	98.6	98.5
Other	1.4	1.5
Total revenue	100.0	100.0
Change in fair value	(42.2)	(40.4)
Net revenue	57.8%	59.6%

Revenue generated from the Company’s operations for the current six-month period and the prior year six-month period was as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Loan interest	$805,255	$693,488
Statement and draw fees on line of credit accounts	360,427	211,057
Other	72,643	78,142
Total Revenue	$1,238,325	$982,687

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

	Six Months Ended
	June 30,
	2024	2023
Average loan and finance receivable origination amount(a)
Consumer loans and finance receivables(b)(c)	$556	$591
Small business loans and finance receivables(c)	15,823	16,310
Total loans and finance receivables(b)	1,590	1,722

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

The average loan and finance receivable origination amount decreased to $1,590 from $1,722 during the current six-month period compared to the prior year six-month period, due primarily to a mix shift to line of credit accounts, which generally have lower average draw amounts compared to installment loan originations.

Total Operating Expenses

Total operating expenses increased $75.8 million, or 20.8%, to $440.2 million in the current six-month period, compared to $364.4 million in the prior year six-month period.

Marketing expense increased to $231.3 million in the current six-month period compared to $175.7 million in the prior year six-month period. The increase was due primarily to growth in the overall business with higher online advertising costs intended to capture increasing market demand for both our consumer and small business loan products and higher commissionable originations in our small business portfolio.

Operations and technology expense increased to $109.3 million in the current six-month period compared to $96.1 million in the prior year six-month period, due primarily to higher variable costs, particularly personnel, collection, and underwriting costs, due to the increase in originations and the size of the loan portfolio. As a percentage of revenue, operations and technology expense decreased to 8.8% in the current six-month period from 9.8% in the prior year six-month period, as increased originations and revenues outpaced fixed costs.

General and administrative expense increased $6.2 million, or 8.4%, to $79.6 million in the current six-month period compared to $73.4 million in the prior year six-month period, due primarily to higher personnel costs, partially offset by lower legal and consulting costs. As a percentage of revenue, general and administrative expense decreased to 6.4% in the current six-month period from 7.5% in the prior year six-month period, as increased originations and revenues outpaced fixed costs.

Depreciation and amortization expense increased $0.8 million or 4.2% compared to the prior year six-month period driven primarily by general growth in the business and additional internal-use software placed in service.

Nonoperating Items

Interest expense, net increased $47.6 million, or 53.6%, to $136.5 million in the current six-month period compared to $88.9 million in the prior year six-month period. The increase was due primarily to an increase of $726.6 million in the average amount of debt outstanding to $3,000.7 million during the current six-month period from $2,274.1 million during the prior year six-month period, and an increase in the weighted average interest rate on our outstanding debt to 9.26% during the current six-month period from 8.00% during the prior year six-month period.

Provision for Income Taxes

The effective tax rate of 26.0% in the current six-month period was higher compared to the effective tax rate of 24.0% in the prior year six-month period. The increase is primarily attributable to additional interest expense on unrecognized tax benefits and a remeasurement of the net deferred tax liability due to state rate adjustments.

Net Income

Net income increased $3.2 million, or 3.3%, to $102.3 million during the current six-month period compared to $99.1 million during the prior year six-month period. The increase was due primarily to an increase in income from operations due primarily to overall growth in the business driving an increase in net revenue and lower operating expenses as a percentage of revenue, partially offset by higher interest expense as a result of an increase in the average amount of debt outstanding and an increase in the weighted average interest rate on our outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

We seek to maintain a stable and flexible balance sheet to ensure that liquidity and funding are available to meet our business obligations. As of June 30, 2024, we had cash, cash equivalents, and restricted cash of $271.3 million, of which $211.2 million was restricted, compared to $377.4 million, of which $323.1 million was restricted, as of December 31, 2023. During the six months ended June 30, 2024, we issued $217.2 million of asset-backed notes and entered into a $150.0 million consumer loan securitization facility to fund our growth in our near-prime consumer loan business and issued $399.6 million of asset-backed notes to fund our growth in our small business loan business. As of June 30, 2024, we had funding capacity of $610.8 million. Based on numerous stressed-case modeling scenarios, we believe we have sufficient liquidity to run our operations for the foreseeable future. Further, we have no recourse debt obligations due until September 2025. As part of our capital and liquidity management, we may from time to time acquire our outstanding debt securities, including through redemptions, tender offers, open market purchases, negotiated transactions or otherwise, in accordance with applicable securities laws and in compliance with the indentures governing our outstanding debt securities, upon such terms and at such prices as we may determine.

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

On June 23, 2022, we entered into an amendment and restatement of our existing secured revolving credit agreement (as amended, the “Credit Agreement”) that, among other changes, increased the borrowing capacity to $440.0 million, with a $20.0 million letter of credit sublimit and $10.0 million swingline loan sublimit. On October 19, 2023, we amended the Credit Agreement to, among other changes, increase the total commitment amount from $440.0 million to $515.0 million. The Credit Agreement bears interest, at our option, at the base rate plus 0.75% or the Secured Overnight Financing Rate plus 3.50%. In addition to customary fees for a credit facility of this size and type, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the commitment, and ranges from 0.15% per annum to 0.50% per annum depending on usage. The Credit Agreement contains certain prepayment penalties if it is terminated on or before the first and second anniversary dates, subject to certain exceptions. The Credit Agreement matures on June 30, 2026. As of July 22, 2024, our available borrowings under the Credit Agreement were $81.4 million. Since 2016, we have entered into several loan securitization facilities and offered asset-backed notes to fund our growth, primarily in our near-prime consumer installment loan and small business loan businesses. As of July 22, 2024, we had funding capacity of $482.4 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer and small business loan securitization facilities.

As of June 30, 2024, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending, which could be expected to generate additional liquidity.

Capital

Total stockholders’ equity decreased by $92.7 million to $1,147.5 million at June 30, 2024 from $1,240.2 million at December 31, 2023. The decrease of stockholders’ equity was driven primarily by repurchases of our outstanding common stock, which is discussed in more detail below, partially offset by net income for the six months ended June 30, 2024 and, to a lesser extent, stock-based compensation expense. Our book value per share outstanding increased to $43.31 at June 30, 2024 from $42.63 at December 31, 2023, which was primarily driven by net income, partially offset by share repurchases.

On November 7, 2022, we announced the Board of Directors authorized an increase to our share repurchase program of up to $150.0 million through December 31, 2023 (the “November 2022 Authorization”). The November 2022 Authorization went into effect in March 2023 upon exhaustion of our previous authorization. On October 24, 2023, we announced the Board of Directors authorized a new share repurchase program totaling $300.0 million through December 31, 2024. The new program replaced the November 2022 Authorization. The Company repurchased $91.5 million of common stock under the November 2022 Authorization before it was terminated. Repurchases under our repurchase program will be made in accordance with applicable securities laws from time to time in the open market, through privately negotiated transactions or otherwise. The share repurchase program does not obligate us to purchase any shares of our common stock. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors in its discretion at any time. During the six months ended June 30, 2024, we had $200.8 million in repurchases of common stock under our share repurchase program.

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

Current Debt Facilities

The following table summarizes our debt facilities as of June 30, 2024 (dollars in thousands).

	Revolving period end date	Maturity date	Weighted average interest rate(a)	Borrowing capacity		Principal outstanding
Funding Debt:
2018-1 Securitization Facility	March 2025	March 2026	9.58%	$200,000		$—
NCR 2022 Securitization Facility	October 2024	October 2026	10.09%	125,000		84,927
NCLOCR 2024 Securitization Facility	February 2027	February 2028	10.84%	150,000		75,000
ODR 2021-1 Securitization Facility	November 2025	November 2026	8.91%	233,333		194,330
ODR 2022-1 Securitization Facility	June 2026	June 2027	9.04%	420,000		258,668
RAOD Securitization Facility	November 2024	November 2025	8.13%	230,263		230,263
HWCR 2023 Securitization Facility	May 2025	May 2026	9.66%	287,214		287,214
2023-A Securitization Notes	—	December 2027	7.78%	50,989		50,989
2024-A Securitization Notes	—	October 2030	7.61%	217,181		217,181
ODAS IV 2023-1 Securitization Notes	July 2026	August 2030	7.66%	227,051		227,051
ODAS IV 2024-1 Securitization Notes	May 2027	June 2031	6.84%	399,574		399,574
Total funding debt			8.35%	$2,540,605		$2,025,197
Corporate Debt:
11.25% senior notes due 2028	—	December 2028	11.25%	$400,000		$400,000
8.50% senior notes due 2025	—	September 2025	8.50%	375,000		375,000
Revolving line of credit	June 2026	June 2026	8.86%	515,000	(b)	419,000
Total corporate debt			9.55%	$1,290,000		$1,194,000

(a) The weighted average interest rate is determined based on the rates and principal balances on June 30, 2024. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

(b) We had an outstanding letter of credit under the Revolving line of credit of $0.7 million as of June 30, 2024.

Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Six Months Ended June 30,
	2024	2023
Total cash flows provided by operating activities	$709,505	$581,339
Cash flows used in investing activities
Loans and finance receivables	(827,638)	(462,829)
Capitalization of software development costs and purchases of fixed assets	(22,312)	(20,648)
Total cash flows used in investing activities	(849,950)	(483,477)
Cash flows provided by (used in) financing activities	$35,159	$(15,069)

Cash Flows from Operating Activities

Net cash provided by operating activities increased $128.2 million, or 22.0%, to $709.5 million in the current six-month period from $581.3 million for the prior year six-month period. The increase was driven primarily by additional interest and fee income from growth in the loan portfolio.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $850.0 million for the current six-month period compared to $483.5 million for the prior year six-month period. This change was due primarily to loan originations outpacing repayments by a wider margin in the current six-month period compared to the prior year six-month period.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the current six-month period were driven primarily by $357.9 million in net borrowings under our securitization facilities and $63.0 million in net borrowings under our revolving line of credit, partially offset by $214.7 million in share repurchases and $168.7 million in repayments to extinguish the remaining balance of our 2024 Senior Notes. Cash flows used in financing activities for the prior year six-month period were driven primarily by $69.5 million in repayments of our 2024 Senior Notes, $50.1 million in share repurchases and $43.0 million in net payments under our revolving line of credit, partially offset by $150.1 million in net borrowings under our securitization facilities.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2024 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b)(c) (in thousands)
April 1 – April 30, 2024	308,285	61.33	308,285	95,559
May 1 – May 31, 2024	411,470	61.44	397,982	71,126
June 1 – June 30, 2024	312,404	59.74	312,404	52,464
Total	1,032,159	$60.89	1,018,671	$52,464

(a) Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 13,488 for the month of May. These shares were not acquired pursuant to a publicly announced repurchase plan.

(b) The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended June 30, 2024, the Company reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accounts payable and accrued expenses on the consolidated balance sheet. All dollar amounts presented exclude such excise taxes.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, none of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Enova International, Inc. Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on July 28, 2023)
3.1
3.2	Enova International, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 17, 2017)

4.1*

Indenture, dated as of May 31, 2024, by and among NetCredit Combined Receivables 2024, LLC, as Issuer, and Citibank, N.A., as Indenture Trustee, Paying Agent, Note Registrar and Securities Intermediary

4.2*

Series 2024-1 Indenture Supplement, dated as of May 17, 2024, to Base Indenture dated as of July 23, 2023, by and between OnDeck Asset Securitization IV, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee, of up to $500,149,970 of Asset Backed Notes

d
4.3*

Indenture, dated as of March 3, 2023, by and among NetCredit Combined Receivables 2023, LLC, as Issuer, and Citibank, N.A., as Indenture Trustee, Paying Agent, Note Registrar and Securities Intermediary

10.1*

Omnibus Amendment - Amendment No. 2 to Credit Agreement, Amendment to Backup Servicing Agreement and Reaffirmation of Performance Guaranty, dated as of June 27, 2024, by and among OnDeck Receivables 2022, LLC, various lenders, BMO Capital Markets Corp., as Administrative Agent and Collateral Agent, ODK Capital, LLC, as Servicer, Vervent Inc., as Backup Servicer, and Enova International, Inc., as Performance Guarantor

10.2

Enova International, Inc. Fourth Amended and Restated 2014 Long-term Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2024 Annual Meeting of Stockholders, filed on March 28, 2024)

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

Date: July 24, 2024	ENOVA INTERNATIONAL, INC.

	By:	/s/ Steven E. Cunningham
Steven E. Cunningham
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)