Form 10-Q
period 2024-09-30
Enova International, Inc.
filed 2024-10-23
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

26,206,112 of the Registrant’s common shares, $0.00001 par value, were outstanding as of October 21, 2024.

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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	September 30,		December 31,
	2024	2023	2023
Assets
Cash and cash equivalents(1)	$67,500	$62,908	$54,357
Restricted cash(1)	186,880	133,413	323,082
Loans and finance receivables at fair value(1)	4,134,440	3,321,062	3,629,167
Income taxes receivable	66,290	65,664	44,129
Other receivables and prepaid expenses(1)	68,926	58,624	71,982
Property and equipment, net	117,970	103,911	108,705
Operating lease right-of-use assets	12,705	15,984	14,251
Goodwill	279,275	279,275	279,275
Intangible assets, net	12,964	21,019	19,005
Other assets(1)	28,746	41,193	41,583
Total assets	$4,975,696	$4,103,053	$4,585,536
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses(1)	$259,535	$275,160	$261,156
Operating lease liabilities	26,346	27,136	27,042
Deferred tax liabilities, net	217,387	96,942	113,350
Long-term debt(1)	3,293,735	2,442,784	2,943,805
Total liabilities	3,797,003	2,842,022	3,345,353
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 46,453,571, 45,140,504 and 45,339,814 shares issued and 26,266,846, 30,244,289 and 29,089,258 outstanding as of September 30, 2024 and 2023 and December 31, 2023, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	318,223	274,053	284,256
Retained earnings	1,634,059	1,453,538	1,488,306
Accumulated other comprehensive loss	(9,422)	(7,203)	(6,264)
Treasury stock, at cost (20,186,725, 14,896,215 and 16,250,556 shares as of September 30, 2024 and 2023 and December 31, 2023, respectively)	(764,167)	(459,357)	(526,115)
Total stockholders’ equity	1,178,693	1,261,031	1,240,183
Total liabilities and stockholders’ equity	$4,975,696	$4,103,053	$4,585,536

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

	September 30,		December 31,
	2024	2023	2023
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$291	$316	$315
Restricted cash	161,970	114,633	135,980
Loans and finance receivables at fair value	3,094,469	2,174,602	2,656,049
Other receivables and prepaid expenses	37	1,331	6,792
Other assets	9,881	6,454	6,915
Total assets	$3,266,648	$2,297,336	$2,806,051
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$11,243	$9,314	$10,469
Long-term debt	2,045,392	1,556,367	1,661,823
Total liabilities	$2,056,635	$1,565,681	$1,672,292

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$689,924	$551,360	$1,928,249	$1,534,047
Change in Fair Value	(289,568)	(231,749)	(811,836)	(629,161)
Net Revenue	400,356	319,611	1,116,413	904,886
Operating Expenses
Marketing	141,059	116,508	372,391	292,234
Operations and technology	56,628	51,686	165,960	147,816
General and administrative	38,916	37,731	118,489	111,117
Depreciation and amortization	10,039	9,954	30,011	29,123
Total Operating Expenses	246,642	215,879	686,851	580,290
Income from Operations	153,714	103,732	429,562	324,596
Interest expense, net	(76,902)	(48,666)	(213,453)	(137,571)
Foreign currency transaction (loss) gain	(95)	179	(162)	8
Equity method investment loss	(16,552)	(10)	(16,552)	(1,135)
Other nonoperating expenses	(4,678)	(25)	(5,691)	(279)
Income before Income Taxes	55,487	55,210	193,704	185,619
Provision for income taxes	12,073	13,925	47,951	45,266
Net income	$43,414	$41,285	$145,753	$140,353
Earnings Per Share
Earnings per common share:
Basic	$1.64	$1.35	$5.36	$4.53
Diluted	$1.57	$1.29	$5.14	$4.35
Weighted average common shares outstanding:
Basic	26,420	30,600	27,182	31,006
Diluted	27,711	31,902	28,382	32,269

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$43,414	$41,285	$145,753	$140,353
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)(1)	835	(1,269)	(3,650)	1,040
Unrealized gain (loss) on investments, net of tax	492	54	492	(2,253)
Total other comprehensive income (loss), net of tax	1,327	(1,215)	(3,158)	(1,213)
Comprehensive Income	$44,741	$40,070	$142,595	$139,140

(1) Net of tax (provision) benefit of $(265) and $400 for the three months ended September 30, 2024 and 2023, respectively, and $1,167 and $(331) for the nine months ended September 30, 2024 and 2023, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at June 30, 2023	45,071	$—	$266,058	$1,412,253	$(5,988)	(14,201)	$(422,993)	$1,249,330
Stock-based compensation expense	—	—	7,075	—	—	—	—	7,075
Shares issued for vested RSUs	9	—	—	—	—	—	—	—
Shares issued for stock option exercises	61	—	920	—	—	—	—	920
Net income	—	—	—	41,285	—	—	—	41,285
Unrealized gain on investments, net of tax	—	—	—	—	54	—	—	54
Foreign currency translation loss, net of tax	—	—	—	—	(1,269)	—	—	(1,269)
Purchases of treasury shares, at cost	—	—	—	—	—	(695)	(36,364)	(36,364)
Balance at September 30, 2023	45,141	$—	$274,053	$1,453,538	$(7,203)	(14,896)	$(459,357)	$1,261,031

Balance at June 30, 2024	46,374	$—	$308,481	$1,590,645	$(10,749)	(19,876)	$(740,849)	$1,147,528
Stock-based compensation expense	—	—	8,116	—	—	—	—	8,116
Shares issued for vested RSUs	8	—	—	—	—	—	—	—
Shares issued for stock option exercises	72	—	1,626	—	—	—	—	1,626
Net income	—	—	—	43,414	—	—	—	43,414
Unrealized gain on investments, net of tax	—	—	—	—	492	—	—	492
Foreign currency translation gain, net of tax	—	—	—	—	835	—	—	835
Purchases of treasury shares, at cost	—	—	—	—	—	(311)	(23,318)	(23,318)
Balance at September 30, 2024	46,454	$—	$318,223	$1,634,059	$(9,422)	(20,187)	$(764,167)	$1,178,693

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2022	44,327	$—	$251,878	$1,313,185	$(5,990)	(13,106)	$(372,928)	$1,186,145
Stock-based compensation expense	—	—	19,280	—	—	—	—	19,280
Shares issued for vested RSUs	604	—	—	—	—	—	—	—
Shares issued for stock option exercises	210	—	2,895	—	—	—	—	2,895
Net income	—	—	—	140,353	—	—	—	140,353
Unrealized loss on investments, net of tax	—	—	—	—	(2,253)	—	—	(2,253)
Foreign currency translation gain, net of tax	—	—	—	—	1,040	—	—	1,040
Purchases of treasury shares, at cost	—	—	—	—	—	(1,790)	(86,429)	(86,429)
Balance at September 30, 2023	45,141	$—	$274,053	$1,453,538	$(7,203)	(14,896)	$(459,357)	$1,261,031

Balance at December 31, 2023	45,340	$—	$284,256	$1,488,306	$(6,264)	(16,251)	$(526,115)	$1,240,183
Stock-based compensation expense	—	—	23,519	—	—	—	—	23,519
Shares issued for vested RSUs	616	—	—	—	—	—	—	—
Shares issued for stock option exercises	498	—	10,448	—	—	—	—	10,448
Net income	—	—	—	145,753	—	—	—	145,753
Unrealized gain on investments, net of tax	—	—	—	—	492	—	—	492
Foreign currency translation loss, net of tax	—	—	—	—	(3,650)	—	—	(3,650)
Purchases of treasury shares, at cost	—	—	—	—	—	(3,936)	(238,052)	(238,052)
Balance at September 30, 2024	46,454	$—	$318,223	$1,634,059	$(9,422)	(20,187)	$(764,167)	$1,178,693

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$145,753	$140,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,011	29,123
Amortization of deferred loan costs and debt discount	12,016	6,736
Change in fair value of loans and finance receivables	805,123	622,939
Stock-based compensation expense	23,519	19,280
Write-down of equity method investment	16,552	—
Loss on early extinguishment of debt	5,691	279
Operating leases, net	850	(3,096)
Deferred income taxes, net	105,204	(7,558)
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(6,583)	(34,682)
Other receivables and prepaid expenses and other assets	4,472	20,879
Accounts payable and accrued expenses	22,080	3,785
Current income taxes	(56,632)	54,543
Net cash provided by operating activities	1,108,056	852,581
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(4,060,860)	(3,016,211)
Loans and finance receivables repaid	2,761,872	2,121,201
Capitalization of software development costs and purchases of fixed assets	(33,244)	(33,429)
Net cash used in investing activities	(1,332,232)	(928,439)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	544,000	267,000
Repayments under revolving line of credit	(534,000)	(232,000)
Borrowings under securitization facilities	1,130,157	859,424
Repayments under securitization facilities	(742,598)	(629,437)
Issuance of senior notes	500,000	—
Repayments of senior notes	(544,393)	(79,891)
Debt issuance costs paid	(23,651)	(7,993)
Proceeds from exercise of stock options	10,448	2,895
Treasury shares purchased	(238,052)	(86,429)
Net cash provided by financing activities	101,911	93,569
Effect of exchange rates on cash, cash equivalents and restricted cash	(794)	210
Net (decrease) increase in cash, cash equivalents and restricted cash	(123,059)	17,921
Cash, cash equivalents and restricted cash at beginning of year	377,439	178,400
Cash, cash equivalents and restricted cash at end of period	$254,380	$196,321

Supplemental Disclosures
Non-cash renewal of loans and finance receivables	$296,550	$378,768

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Significant Accounting Policies

Nature of the Company

Enova International, Inc. and its subsidiaries (collectively, the “Company”) operate an internet-based lending platform to serve customers in need of cash to fulfill their financial responsibilities. Through a network of direct and indirect marketing channels, the Company offers funds to its customers through a variety of loan and finance receivable products that are primarily unsecured. The business is operated primarily through the internet to provide convenient, fully-automated financial solutions to its customers. The Company provides financing to small businesses through either installment loans or line of credit accounts and originates, guarantees or purchases consumer installment loans and line of credit accounts. The Company also provides services related to a third-party lender’s consumer loan products in some markets by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws (“CSO program”).

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

The consolidated financial statements presented as of September 30, 2024 and 2023 and for the three and nine-month periods ended September 30, 2024 and 2023 are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results for such interim periods. Operating results for the three and nine-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	September 30,
	2024	2023
Cash and cash equivalents	$67,500	$62,908
Restricted cash	186,880	133,413
Total cash, cash equivalents and restricted cash	$254,380	$196,321

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

Equity Method Investments

On February 24, 2021, the Company contributed the platform-as-service business assumed in the On Deck Capital, Inc. acquisition to Linear Financial Technologies Holding LLC (“Linear”) in exchange for ownership units in that entity. The Company recorded its interest in Linear under the equity method of accounting and included it in “Other assets” on the consolidated balance sheets. In the third quarter

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

of 2024, Linear was dissolved, with its sole assets, consisting of preferred shares in a separate company, being distributed to the holders of Linear’s ownership units. Concurrently in the third quarter of 2024, the separate company executed a capital raise in which the Company opted not to participate that resulted in the Company’s preferred shares having a substantially less preferential position in the separate company’s capital structure. Because of their subordinated position, the preferred shares were valued at $0. As such, the Company recorded a loss of $16.6 million during the third quarter of 2024, which includes the carrying value of the investment of $16.1 million and the remaining unrealized loss of $0.5 million that had been recorded directly in accumulated other comprehensive income.

In December 2021, the Company sold a portion of its interest in On Deck Capital Australia PTY LTD (“OnDeck Australia”). Prior to this, the Company had consolidated the financial position and results of operations of OnDeck Australia under the voting interest model. Subsequent to the transaction, the Company owns a 20% equity interest in OnDeck Australia and no longer has control over the entity; as such, the Company has deconsolidated OnDeck Australia from its financial statements and now records its interest under the equity method of accounting. As of September 30, 2024 and 2023 and December 31, 2023, the Company's investment in OnDeck Australia had no carrying value.

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

2. Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three and nine months ended September 30, 2024 and 2023 was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Consumer loans and finance receivables revenue	$410,884	$347,898	$1,143,173	$931,173
Small business loans and finance receivables revenue	269,454	195,226	757,713	580,141
Total loans and finance receivables revenue	680,338	543,124	1,900,886	1,511,314
Other	9,586	8,236	27,363	22,733
Total revenue	$689,924	$551,360	$1,928,249	$1,534,047

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans and Finance Receivables at Fair Value

The components of Company-owned loans and finance receivables at September 30, 2024 and 2023 and December 31, 2023 were as follows (dollars in thousands):

	As of September 30, 2024
		Small
	Consumer	Business	Total
Principal balance - accrual	$1,123,923	$2,186,665	$3,310,588
Principal balance - non-accrual	142,107	140,671	282,778
Total principal balance	1,266,030	2,327,336	3,593,366

Accrued interest and fees	124,852	24,549	149,401

Loans and finance receivables at fair value - accrual	1,503,396	2,547,313	4,050,709
Loans and finance receivables at fair value - non-accrual	23,438	60,293	83,731
Loans and finance receivables at fair value	$1,526,834	$2,607,606	$4,134,440
Difference between principal balance and fair value	$260,804	$280,270	$541,074

	As of September 30, 2023
		Small
	Consumer	Business	Total
Principal balance - accrual	$950,696	$1,674,473	$2,625,169
Principal balance - non-accrual	127,532	151,985	279,517
Total principal balance	1,078,228	1,826,458	2,904,686

Accrued interest and fees	104,541	28,677	133,218

Loans and finance receivables at fair value - accrual	1,275,019	1,966,043	3,241,062
Loans and finance receivables at fair value - non-accrual	11,311	68,689	80,000
Loans and finance receivables at fair value	$1,286,330	$2,034,732	$3,321,062
Difference between principal balance and fair value	$208,102	$208,274	$416,376

	As of December 31, 2023
		Small
	Consumer	Business	Total
Principal balance - accrual	$1,019,057	$1,860,419	$2,879,476
Principal balance - non-accrual	119,871	155,388	275,259
Total principal balance	1,138,928	2,015,807	3,154,735

Accrued interest and fees	107,747	34,600	142,347

Loans and finance receivables at fair value - accrual	1,358,734	2,172,404	3,531,138
Loans and finance receivables at fair value - non-accrual	22,050	75,979	98,029
Loans and finance receivables at fair value	$1,380,784	$2,248,383	$3,629,167
Difference between principal balance and fair value	$241,856	$232,576	$474,432

As of September 30, 2024 and 2023 and December 31, 2023, the aggregate fair value of loans and finance receivables that were 90 days or more past due was $33.5 million, $20.1 million and $24.3 million, respectively, of which, $14.4 million, $19.6 million and $23.6 million, respectively, was in non-accrual status. The aggregate unpaid principal balance for loans and finance receivables that were 90 days or more past due was $72.5 million, $44.7 million and $43.6 million, respectively.

Changes in the fair value of Company-owned loans and finance receivables during the three and nine months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30, 2024
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,421,814	$2,517,345	$3,939,159
Originations or acquisitions(1)	549,523	1,044,829	1,594,352
Interest and fees(2)	410,884	269,454	680,338
Repayments	(652,626)	(1,140,632)	(1,793,258)
Charge-offs, net(3)	(203,588)	(105,737)	(309,325)
Net change in fair value(3)	(59)	22,347	22,288
Effect of foreign currency translation	886	—	886
Balance at end of period	$1,526,834	$2,607,606	$4,134,440

	Three Months Ended September 30, 2023
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,168,044	$1,924,401	$3,092,445
Originations or acquisitions(1)	464,403	782,685	1,247,088
Interest and fees(2)	347,898	195,226	543,124
Repayments	(518,261)	(812,588)	(1,330,849)
Charge-offs, net(3)	(178,902)	(99,001)	(277,903)
Net change in fair value(3)	4,136	44,009	48,145
Effect of foreign currency translation	(988)	—	(988)
Balance at end of period	$1,286,330	$2,034,732	$3,321,062

	Nine Months Ended September 30, 2024
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,380,784	$2,248,383	$3,629,167
Originations or acquisitions(1)	1,434,632	2,922,778	4,357,410
Interest and fees(2)	1,143,173	757,713	1,900,886
Repayments	(1,877,642)	(3,066,782)	(4,944,424)
Charge-offs, net(3)	(552,178)	(312,231)	(864,409)
Net change in fair value(3)	1,541	57,745	59,286
Effect of foreign currency translation	(3,476)	—	(3,476)
Balance at end of period	$1,526,834	$2,607,606	$4,134,440

	Nine Months Ended September 30, 2023
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,083,062	$1,935,466	$3,018,528
Originations or acquisitions(1)	1,130,467	2,264,507	3,394,974
Interest and fees(2)	931,173	580,141	1,511,314
Repayments	(1,453,237)	(2,527,806)	(3,981,043)
Charge-offs, net(3)	(466,372)	(258,988)	(725,360)
Net change in fair value(3)	61,009	41,412	102,421
Effect of foreign currency translation	228	—	228
Balance at end of period	$1,286,330	$2,034,732	$3,321,062

(1) Originations or acquisitions is presented on a cost basis.

(2) Included in “Revenue” in the consolidated statements of income.

(3) Included in “Change in Fair Value” in the consolidated statements of income.

Guarantees of Consumer Loans

In connection with its CSO program, the Company guarantees consumer loan payment obligations to an unrelated third-party lender for consumer loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of September 30, 2024 and 2023 and December 31, 2023, the consumer loans guaranteed by the Company had an estimated fair value of $25.4 million, $18.7 million and $18.5 million, respectively, and an outstanding principal balance of $18.3 million, $13.7 million and $13.5 million, respectively. As of September 30, 2024 and 2023 and December 31, 2023,

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the amount of consumer loans, including principal, fees and interest, guaranteed by the Company was $21.8 million, $16.5 million and $16.4 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

3. Long-term Debt

The Company’s long-term debt instruments and balances outstanding as of September 30, 2024 and 2023 and December 31, 2023, including maturity date, weighted average interest rate and borrowing capacity as of September 30, 2024, were as follows (dollars in thousands):

				Weighted			Outstanding
	Revolving			average	Borrowing		September 30,		December 31,
	period end date	Maturity date		interest rate(1)	capacity		2024	2023	2023
Funding Debt:
2018-1 Securitization Facility	March 2025	March 2026		9.58%	$200,000		$8,000	$47,148	$92,964
2018-2 Securitization Facility	July 2023	July 2025	(2)	—	—		—	94,643	66,110
NCR 2022 Securitization Facility	October 2024	October 2026		9.71%	125,000		75,923	37,246	43,975
NCLOCR 2024 Securitization Facility	February 2027	February 2028		10.46%	150,000		105,000	—	—
ODR 2021-1 Securitization Facility	November 2025	November 2026		8.48%	233,333		233,333	86,331	151,331
ODR 2022-1 Securitization Facility	June 2026	June 2027		8.70%	420,000		265,468	277,699	277,586
RAOD Securitization Facility	November 2024	November 2025		8.00%	230,263		230,263	107,110	142,110
HWCR 2023 Securitization Facility	September 2026	September 2027		9.27%	487,595		301,214	287,214	287,214
ODAST III Securitization Notes	April 2024	May 2027	(3)	—	—		—	300,000	300,000
2023-A Securitization Notes	—	December 2027		7.78%	40,576		40,576	98,349	78,865
2024-A Securitization Notes	—	October 2030		7.66%	168,435		168,435	—	—
ODAS IV 2023-1 Securitization Notes	July 2026	August 2030		7.66%	227,051		227,051	227,051	227,051
ODAS IV 2024-1 Securitization Notes	May 2027	June 2031		6.84%	399,574		399,574	—	—
Total funding debt				8.23%	$2,681,827		$2,054,837	$1,562,791	$1,667,206
Corporate Debt:
9.125% senior notes due 2029	—	August 2029		9.13%	$500,000		$500,000	$—	$—
11.25% senior notes due 2028	—	December 2028		11.25%	400,000		400,000	—	400,000
8.50% senior notes due 2025	—	September 2025		8.50%	—		—	375,000	375,000
8.50% senior notes due 2024	—	September 2024		8.50%	—		—	169,936	168,702
Revolving line of credit	June 2026	June 2026		8.50%	665,000	(4)	366,000	344,000	356,000
Total corporate debt				9.62%	$1,565,000		$1,266,000	$888,936	$1,299,702
Less: Long-term debt issuance costs							$(23,383)	$(7,125)	$(17,966)
Less: Debt discounts							(3,719)	(1,818)	(5,137)
Total long-term debt							$3,293,735	$2,442,784	$2,943,805

(1) The weighted average interest rate is determined based on the rates and principal balances on September 30, 2024. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

(2) On May 31, 2024, the remaining outstanding balance on this facility was paid in full and the facility was terminated.

(3) On May 17, 2024, the remaining outstanding balance of these notes were paid in full and the facility was terminated.

(4) The Company had outstanding letters of credit under the Revolving line of credit of $0.7 million. $0.8 million and $0.8 million as of September 30, 2024 and 2023 and December 31, 2023, respectively.

Weighted average interest rates on long-term debt were 9.37% and 8.10% during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and 2023 and December 31, 2023, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreements.

Recent Updates to Debt Facilities

NCR 2022 Securitization Facility

On October 15, 2024, the loan securitization facility for NetCredit Receivables 2022, LLC (the “NCR 2022 Securitization Facility”) was amended to, among other changes, extend the revolving period end and final maturity date to October 2026 and October 2028, respectively, increase the revolving commitment from $125.0 million to $200.0 million, decrease the borrowing rate from SOFR + 4.75% to SOFR + 4.25% and increase the advance rate from 80% to 85%.

ODAS IV 2024-2 Securitization Notes

On October 2, 2024, OnDeck Asset Securitization IV, LLC (“ODAS IV”), a wholly-owned indirect subsidiary of the Company, issued $261.4 million in initial principal amount of Series 2024-2 Fixed Rate Asset-Backed Notes (the “ODAS IV 2024-2 Securitization Notes”) in a private securitization transaction. The ODAS IV 2024-2 Securitization Notes have a legal final payment date in October

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2031 and were issued in four classes with initial principal amounts and fixed interest rates per annum as follows: Class A Notes of $141.7 million at 4.98%, Class B Notes of $56.9 million at 5.42%, Class C Notes of $40.2 million at 7.03% and Class D Notes of $22.6 million at 9.49%. Collateral for the ODAS IV 2024-2 Securitization Notes consists of, among other things, a revolving pool of small business loans originated or purchased by ODK Capital, LLC (“ODK”), which is a wholly-owned indirect subsidiary of the Company.

The net proceeds of the ODAS IV 2024-2 Securitization Notes were used to purchase small business loans from ODK that were pledged as collateral for the ODAS IV 2024-2 Securitization Notes and to fund a reserve account. ODK is the servicer of the loans securing the ODAS IV 2024-2 Securitization Notes. ODAS IV is the sole obligor of the ODAS IV 2024-2 Securitization Notes, which are not obligations of, or guaranteed by, the Company or ODK. The Company used the proceeds from ODAS IV for general corporate purposes. The ODAS IV 2024-2 Securitization Notes were offered and sold to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act.

HWCR 2023 Securitization Facility

On September 18, 2024, the loan securitization facility for HWC Receivables 2023, LLC (the “HWCR 2022 Securitization Facility”) was amended to, among other changes, extend the revolving period end and final maturity date to September 2026 and September 2027, respectively, increase the Class A revolving commitment from $215.0 million to $365.0 million, the Class B revolving commitment from $72.2 million to $122.6 million and the total facility commitment from $287.2 million to $487.6 million. There were no changes to the borrowing rate or advance rate on the Class A and Class B loans.

Revolving Credit Facility

On June 23, 2022, the Company and certain of its subsidiaries entered into an amended and restated secured revolving credit agreement with Bank of Montreal, as administrative agent and collateral agent, the lenders from time to time party thereto, and BMO Capital Markets, Axos Bank, and Synovus Bank, as the joint lead arrangers and joint lead bookrunners (the “Credit Agreement”). The Credit Agreement amended and restated the existing credit agreement, dated as of June 30, 2017, by and among the Company, certain of its subsidiaries, the lenders from time to time party thereto, and TBK Bank, SSB, as administrative agent, in its entirety. On October 19, 2023, the Company and certain of its subsidiaries entered into that certain First Amendment to Amended and Restated Credit Agreement (the “First Amendment”). Prior to the First Amendment, the Credit Agreement provided for a secured, asset-backed revolving credit facility in an aggregate principal amount of up to $440.0 million, with a $20.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit. The First Amendment increased the total commitment amount to $515.0 million with no change to the interest rate or maturity date. On September 11, 2024, the Company and certain of its subsidiaries entered into that certain Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”). The Second Amendment increased the total commitment amount to $665.0 million with no change to the interest rate or maturity date. The proceeds of the loans under the Credit Agreement may be used for working capital and other general business purposes.

9.125% Senior Notes Due 2029

On August 12, 2024, the Company issued and sold $500.0 million in aggregate principal amount of 9.125% senior notes due 2029 (the “2029 Senior Notes”). The 2029 Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the United States pursuant to Regulation S under the Securities Act. The 2029 Senior Notes bear interest at a rate of 9.125% annually on the principal amount payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2025. The 2029 Senior Notes were sold at a price of 100.000%. The 2029 Senior Notes will mature on August 1, 2029. The 2029 Senior Notes are unsecured debt obligations of the Company and are unconditionally guaranteed by certain of its domestic subsidiaries.

The 2029 Senior Notes are redeemable at the Company’s option, in whole or in part, (i) at any time prior to August 1, 2026 at 100% of the aggregate principal amount of 2029 Senior Notes redeemed plus the applicable “make whole” premium specified in the indenture that governs the Company’s 2029 Senior Notes (the “2029 Senior Notes Indenture”), plus accrued and unpaid interest, if any, to the redemption date and (ii) at any time on or after August 1, 2026 at the premium, if any, specified in the 2029 Senior Notes Indenture that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to August 1, 2026, at its option, the Company may redeem up to 40% of the aggregate principal amount of the 2029 Senior Notes at a redemption price of 109.125% of the aggregate principal amount of 2029 Senior Notes redeemed, plus accrued and unpaid interest, if any, to the redemption date, with the proceeds of certain equity offerings as described in the 2029 Senior Notes Indenture.

The 2029 Senior Notes and the related guarantees have not been and will not be registered under the Securities Act, or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities or blue sky laws and foreign securities laws.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company used the net proceeds of the 2029 Senior Notes offering to extinguish the remaining outstanding balances on the 8.50% senior notes due 2025 (the “2025 Senior Notes”), to pay related expenses related to the offering and extinguishment, to repay a portion of the outstanding indebtedness under the Company’s revolving credit facility, and for general corporate purposes.

As of September 30, 2024, the carrying amount of the 2029 Senior Notes was $491.5 million, which included unamortized issuance costs of $8.5 million. The issuance costs are being amortized to interest expense over a period of five years, through the maturity date of August 1, 2029.

8.50% Senior Notes Due 2025

On August 12, 2024, the Company redeemed all outstanding balances associated with the 2025 Senior Notes, including $375.0 million of par, accrued interest and an early redemption premium. In conjunction with this extinguishment, the Company recorded a $4.7 million charge ($3.5 million, net of tax) to write off the remaining unamortized deferred financing costs and expense the early redemption premium. This charge is included in “Other nonoperating expenses” in the consolidated statements of income in the three and nine months ended September 30, 2024.

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

2024-A Securitization Notes

On May 31, 2024, NetCredit Combined Receivables 2024, LLC (“NCCR 2024”), a wholly-owned indirect subsidiary of the Company, issued $217.2 million of Fixed Rate Asset-Backed Notes (the “2024-A Securitization Notes”) in a private securitization transaction. The 2024-A Securitization Notes have a legal final payment date in October 2030 and were issued in two classes with principal amounts and fixed interest rates per annum as follows: Class A Notes of $172.5 million at 7.43% and Class B Notes of $44.6 million at 8.31%. The 2024-A Securitization Notes are backed by a pool of unsecured consumer installment loans. The 2024-A Securitization Notes represent obligations of NCCR 2024 only and are not guaranteed by the Company. The net proceeds of the offering of the 2024-A Securitization Notes were used to acquire unsecured consumer installment loans from certain subsidiaries of the Company, fund a reserve amount and pay fees and expenses incurred in connection with the transaction.

ODAS IV 2024-1 Securitization Notes

On May 17, 2024, ODAS IV issued $399.6 million in initial principal amount of Fixed Rate Asset-Backed Notes (the “ODAS IV 2024-1 Securitization Notes”) in a private securitization transaction. The ODAS IV 2024-1 Securitization Notes have a legal final payment date in July 2031 and were issued in three classes with initial principal amounts and fixed interest rates per annum as follows: Class A Notes of $260.1 million at 6.27%, Class B Notes of $82.2 million at 7.15%, and Class C Notes of $57.3 million at 8.99%. Collateral for the ODAS IV 2024-1 Securitization Notes consists of, among other things, a revolving pool of small business loans originated or purchased by ODK. ODAS IV used the net proceeds of the private offering to purchase small business loans from ODK that were pledged as collateral for the ODAS IV 2024-1 Securitization Notes and to fund a reserve account. ODK is the servicer of the loans securing the ODAS IV 2024-1 Securitization Notes. ODAS IV is the sole obligor of the ODAS IV 2024-1 Securitization Notes, which are not obligations of, or guaranteed by, the Company or ODK. The Company will use the proceeds it receives from the transaction for general corporate purposes. The ODAS IV 2024-1 Securitization Notes were offered and sold to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act.

NCLOCR 2024 Securitization Facility

On February 21, 2024, NetCredit LOC Receivables 2024, LLC, a wholly-owned indirect subsidiary of the Company, entered into a receivables securitization (the “NCLOCR 2024 Securitization Facility”) with lenders party thereto from time to time, Midtown Madison Management, LLC, as administrative agent and Citibank, N.A., as collateral trustee and paying agent. The NCLOCR 2024 Securitization

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

8.50% Senior Notes Due 2024

On January 3, 2024, the Company redeemed the remaining $168.7 million of 8.50% senior notes due 2024 (the “2024 Senior Notes”) at par plus accrued interest. During the three and nine months ended September 30, 2023, the Company repurchased $10.5 million and $80.1 million, respectively, principal amount of the 2024 Senior Notes for aggregate cash consideration of $10.4 million and $79.9 million plus accrued interest, respectively. During the three and nine months ended September 30, 2024, the Company recorded no loss on extinguishment of debt and $0.5 million ($0.4 million, net of tax) loss on extinguishment of debt, respectively related to the redemption of outstanding 2024 Senior Notes. During the three and nine months ended September 30, 2023, the Company recorded a loss on extinguishment of debt of $25 thousand and $0.3 million ($0.2 million, net of tax), respectively.

4. Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2024 was 24.8%, compared to 24.4% for the nine months ended September 30, 2023. The slight increase is primarily attributable to a remeasurement of the net deferred tax liability due to state rate adjustments and the establishment of a valuation allowance on a portion of the investment loss associated with the write-down of Linear as discussed in Note 1 to the consolidated financial statements. The increase in rate was partially offset by a reduction of cumulative interest expense due to the remeasurement of unrecognized tax benefits.

As of September 30, 2024, the balance of unrecognized tax benefits, inclusive of interest and penalties, was $103.0 million, of which $100.8 million is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, with the remaining $2.2 million recorded as a reduction to deferred tax assets. This balance consists of a temporary component of $92.4 million, for which there is an equal and offsetting deferred tax asset, and a permanent component of $10.6 million, which, if recognized, would favorably affect the effective tax rate in the period of recognition. In the three months ended September 30, 2024, the Company decreased the balance of the unrecognized tax benefits reserve due to management’s evaluation and remeasurement of its settlement position related to the timing of recognition of income and losses related to the Company's loan and finance receivable portfolio. The Company had $164.1 million of unrecognized tax benefits as of September 30, 2023. As of December 31, 2023, the Company had $179.3 million of unrecognized tax benefits, inclusive of interest and penalties, of which $135.2 million is included in “Accounts payable and accrued expenses” on the consolidated balance sheet. The remaining $44.1 million was recorded as a reduction to deferred tax assets. The balance of $179.3 million at December 31, 2023 included a permanent component of $9.9 million. Based on the expiration of the statute of limitations for certain jurisdictions, the Company believes it is reasonably possible that, within the next twelve months, unrecognized tax benefits could decrease by approximately $2.2 million. The Company believes that it has adequately accounted for any material tax uncertainties in its existing reserves for all open tax years.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

occur if securities or other contracts to issue common shares were exercised and converted into common shares during the period. Restricted stock units issued under the Company’s stock-based employee compensation plans are included in diluted shares upon the granting of the awards even though the vesting of shares will occur over time.

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net income	$43,414	$41,285	$145,753	$140,353
Denominator:
Total weighted average basic shares	26,420	30,600	27,182	31,006
Shares applicable to stock-based compensation	1,291	1,302	1,200	1,263
Total weighted average diluted shares	27,711	31,902	28,382	32,269
Earnings per common share:
Earnings per common share – basic	$1.64	$1.35	$5.36	$4.53
Earnings per common share – diluted	$1.57	$1.29	$5.14	$4.35

For the three months ended September 30, 2024 and 2023, 94,214 and 291,665 shares of common stock underlying stock options, respectively, and no shares and 1,851 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. For the nine months ended September 30, 2024 and 2023, 207,263 and 315,218 shares of common stock underlying stock options, respectively, and 1,859 and 312,703 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

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

Geographic Information

The following table presents the Company’s revenue by geographic region for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue
United States	$676,703	$542,426	$1,889,983	$1,514,494
Other international countries	13,221	8,934	38,266	19,553
Total revenue	$689,924	$551,360	$1,928,249	$1,534,047

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $118.0 million, $103.9 million and $108.7 million at September 30, 2024 and 2023 and December 31, 2023, respectively. The operations for the Company’s businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

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

8. Related Party Transactions

In December 2021, the Company divested a portion of its interest in OnDeck Australia and began recording its remaining interest utilizing the equity method of accounting. As of September 30, 2024, there was no outstanding balance between OnDeck Australia and the Company. As of September 30, 2023 and December 31, 2023, the Company had a due from affiliate balance of $0.1 million and $0.1 million, respectively, related to OnDeck Australia.

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

During the three and nine months ended September 30, 2024 and 2023, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and 2023 and December 31, 2023 are as follows (dollars in thousands):

	September 30,	Fair Value Measurements Using
	2024	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$1,526,834	$—	$—	$1,526,834
Small business loans and finance receivables(1)(2)	2,607,606	—	—	2,607,606
Non-qualified savings plan assets(3)	10,694	10,694	—	—
Investment in trading security(4)	7,764	7,764	—	—
Total	$4,152,898	$18,458	$—	$4,134,440

	September 30,	Fair Value Measurements Using
	2023	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$1,286,330	$—	$—	$1,286,330
Small business loans and finance receivables(1)(2)	2,034,732	—	—	2,034,732
Non-qualified savings plan assets(3)	7,280	7,280	—	—
Investment in trading security(4)	7,380	7,380	—	—
Total	$3,335,722	$14,660	$—	$3,321,062

	December 31,	Fair Value Measurements Using
	2023	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)(2)	$1,380,784	$—	$—	$1,380,784
Small business loans and finance receivables(1)(2)	2,248,383	—	—	2,248,383
Non-qualified savings plan assets(3)	8,045	8,045	—	—
Investment in trading security(4)	7,169	7,169	—	—
Total	$3,644,381	$15,214	$—	$3,629,167

(1) Consumer and small business loans and finance receivables are included in “Loans and finance receivables at fair value” in the consolidated balance sheets.

(2) Consumer loans and finance receivables include $893.9 million, $428.4 million and $1,181.0 million in assets of consolidated VIEs as of September 30, 2024 and 2023 and December 31, 2023, respectively. Small business loans and finance receivables include $2,200.6 million, $1,746.2 million and $1,475.1 million in assets of consolidated VIEs as of September 30, 2024 and 2023 and December 31, 2023, respectively.

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

The Company had no liabilities measured at fair value on a recurring basis as of September 30, 2024 and 2023 and December 31, 2023.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At September 30, 2024 and 2023 and December 31, 2023, there were no assets or liabilities recorded at fair value on a non-recurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of September 30, 2024 and 2023 and December 31, 2023 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	September 30,	Fair Value Measurements Using
	2024	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$67,500	$67,500	$—	$—
Restricted cash (1)	186,880	186,880	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$261,298	$254,380	$—	$6,918
Financial liabilities:
Revolving line of credit	$366,000	$—	$—	$366,000
Securitization notes	2,054,272	—	2,075,275	—
11.25% senior notes due 2028	396,846	—	430,084	—
9.125% senior notes due 2029	500,000	—	506,700	—
Total	$3,317,118	$—	$3,012,059	$366,000

	Balance at
	September 30,	Fair Value Measurements Using
	2023	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$62,908	$62,908	$—	$—
Restricted cash (1)	133,413	133,413	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$203,239	$196,321	$—	$6,918
Financial liabilities:
Revolving line of credit	$344,000	$—	$—	$344,000
Securitization notes	1,560,973	—	1,548,275	—
8.50% senior notes due 2024	169,936	—	169,054	—
8.50% senior notes due 2025	375,000	—	366,548	—
Total	$2,449,909	$—	$2,083,877	$344,000

	Balance at
	December 31,	Fair Value Measurements Using
	2023	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$54,357	$54,357	$—	$—
Restricted cash (1)	323,082	323,082	—	—
Investment in unconsolidated investee (2)	6,918	—	—	6,918
Total	$384,357	$377,439	$—	$6,918
Financial liabilities:
Revolving line of credit	$356,000	$—	$—	$356,000
Securitization notes	1,665,785	—	1,660,596	—
8.50% senior notes due 2024	168,702	—	168,702	—
8.50% senior notes due 2025	375,000	—	370,729	—
11.25% senior notes due 2028	396,284	—	412,588	—
Total	$2,961,771	$—	$2,612,615	$356,000

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) Restricted cash includes $162.0 million, $114.6 million and $136.0 million in assets of consolidated VIEs as of September 30, 2024 and 2023 and December 31, 2023, respectively.

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

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services. In 2023, we extended approximately $4.9 billion in credit or financing to borrowers and for the nine months ended September 30, 2024, we extended approximately $4.4 billion in credit or financing to borrowers. As of September 30, 2024, we offered or arranged loans or draws on lines of credit to consumers in 37 states in the United States and Brazil. We also offered financing to small businesses in 49 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers who and small businesses which have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through September 30, 2024, we have completed approximately 63.9 million customer transactions and collected more than 65 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years, having expanded the markets we serve and the financing products we offer. These financing products include installment loans and line of credit accounts.

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

•
Consumer installment loans. Certain subsidiaries (i) directly offer installment loans, (ii) as part of our Bank Programs, as discussed below, purchase or purchase a participating interest in, installment loans or (iii) as part of our CSO program, arrange and guarantee installment loans, as discussed below, to consumers. Certain subsidiaries offer, or arrange through our Bank Programs and CSO program, unsecured consumer installment loan products in 37 states in the United States. Internationally, we also offer or arrange unsecured consumer installment loan products in Brazil. Terms for our consumer installment loan products range between 4 and 60 months with an average contractual term of 39 months. Our loans have regular payments that amortize principal. Loan sizes for these products range between $300 and $10,000. The majority of these loans accrue interest daily at a fixed rate for the life of the loan and have no fees. The average annualized yield for these loans was 79% for the year ended December 31, 2023. Loans may be repaid early at any time with no additional prepayment charges.
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
•
Money transfer business. Under our Pangea brand, we operate a money transfer platform that allows customers to send money from the United States to Mexico, other Latin American countries and Asia. The customer pays us in U.S. dollars, and we then make local currency available to the intended recipient of the transfer in one of many termination countries. Our revenue model includes a fee per transfer and an exchange rate spread. Our customers can access our proprietary platform via the website, Android app, or iOS (Apple) app.

OUR MARKETS

We currently provide our services in the following countries:

•
United States. We began our online business in the United States in May 2004. As of September 30, 2024, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, OnDeck at www.ondeck.com, Headway Capital at www.headwaycapital.com and Pangea at www.pangeamoneytransfer.com.
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

On October 6, 2017, the CFPB issued its final rule entitled “Payday, Vehicle Title, and Certain High-Cost Installment Loans” (the “Small Dollar Rule”), which covers certain consumer loans that we offer. The Small Dollar Rule initially required that lenders who make short-term loans and longer-term loans with balloon payments reasonably determine consumers’ ability to repay (“ATR”) the loans according to their terms before issuing the loans. The Small Dollar Rule also introduced new limitations on repayment processes for those lenders as well as lenders of other longer-term loans with an annual percentage rate greater than 36 percent that include an ACH authorization or similar payment provision. If a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. For loans covered by the Small Dollar Rule, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed withdrawal attempts. On July 7, 2020, the CFPB issued a final rule rescinding the ATR provisions of the Small Dollar Rule along with related provisions, such as the establishment of registered information systems for checking ATR and reporting loan activity. The payment provisions of the Small Dollar Rule remain in place. In April 2018, an action was filed against the CFPB making a constitutional challenge to the Small Dollar Rule. On October 19, 2022, a three-judge panel of the Fifth Circuit U.S. Circuit Court of Appeals ruled that the funding structure of the CFPB is unconstitutional and vacated the Small Dollar Rule. The CFPB filed a petition for a writ of certiorari to the Supreme Court. The Supreme Court granted the petition on February 27, 2023. The Supreme Court heard oral arguments on October 3, 2023 and, on May 16, 2024, upheld the constitutionality of the funding structure of the CFPB and remanded the case back to the Fifth Circuit. On June 19, 2024, the Fifth Circuit rendered judgment in favor of the CFPB declaring that the CFPB’s funding structure and the Small Dollar Rule are constitutional, and reinstated its judgment in favor of the CFPB for the Community Financial Services Association of America’s (“CFSA”) alternative arguments. On July 3, 2024, the CFSA filed a petition for rehearing en banc. The Small Dollar Rule will likely not take effect until 286 days after resolution of the appeal as ordered by the Fifth Circuit when it extended the district court’s stay of the compliance date in 2021. If the Small Dollar Rule does become effective in its current proposed form, we will need to make certain changes to our payment processes and customer notifications in our U.S. consumer lending business.

On March 30, 2023, the CFPB issued its final rule to implement Section 1071 of the Dodd-Frank Act. Section 1071 amended the Equal Credit Opportunity Act to require financial institutions to collect and report certain data in connection with credit applications made by small businesses, including women- or minority-owned small businesses, and applies to small business loans that we offer. For loans covered by the small business lending rule, a “covered lender” will be required to collect and report on certain information pursuant to an application for credit. Section 1071 requires covered lenders to collect and report information the financial institution generates and information obtained from the applicant, including the applicant’s minority-owned business status, women-owned business status and LGBTQI+-owned status and the applicant’s principal owners’ ethnicity, race and sex, and expressly prohibits a financial institution from discouraging an applicant from responding to requests for applicant-provided data. The implementation date was previously stayed pending a decision by the Supreme Court in Community Financial Services Association of America, Ltd. v. Consumer Financial Protection Bureau. That stay has now been lifted. The effective date for tier 1 institutions, such as the Company’s small business loan business, to comply with the implementing regulation is currently set as July 18, 2025. By the effective date, the Company’s small business loan business will need to update its application process to appropriately collect, store, and report data required by Section 1071’s implementing regulation.

Minnesota Commerce Omnibus Bill

In May 2023, the Governor of Minnesota signed into law a bill that caps the APR on consumer small loans and consumer short-term loans at a 50% all-in APR and expressly provides for predominant economic interest and totality of the circumstance tests for true lender purposes. The bill defines "consumer small loan" as a consumer-purpose unsecured loan equal to or less than $350 that must be repaid in a single installment. The bill defines a "consumer short-term loan" as a loan to a borrower which has a principal amount, or an advance on a credit limit, of $1,300 or less and requires a minimum payment of more than 25% of the principal balance or credit advance within 60 days. The bill requires the lender to perform an ability to pay analysis if the all-in APR on a consumer small loan or consumer short-term loan exceeds 36%. The bill also codifies a predominant economic interest test for bank service arrangements whereby a broker or servicer with a predominant economic interest in a loan is considered to be the “true lender” for purposes of applying the rate cap. The law took effect on January 1, 2024 and applies to loans or advances originated on or after that date. The changes brought about by this law have not had a material impact on our consolidated financial statements.

European Union Pillar Two Directive

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation. As of September 30, 2024, among the jurisdictions where the Company operates, only the U.K. has enacted legislation adopting the Pillar Two Rules, effective in fiscal 2025. We do not expect the changes brought about by this directive to have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Highlights

Our financial results for the three-month period ended September 30, 2024, or the current quarter, are summarized below.

•
Consolidated total revenue increased $138.5 million, or 25.1%, to $689.9 million in the current quarter compared to $551.4 million for the three months ended September 30, 2023, or the prior year quarter.
•
Consolidated net revenue was $400.3 million in the current quarter compared to $319.6 million in the prior year quarter.

•
Consolidated income from operations increased $50.0 million, or 48.2%, to $153.7 million in the current quarter compared to $103.7 million in the prior year quarter.
•
Consolidated net income was $43.4 million in the current quarter compared to $41.3 million in the prior year quarter. Consolidated diluted income per share was $1.57 in the current quarter compared to $1.29 in the prior year quarter.

Overview

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Loans and finance receivables revenue	$680,338	$543,124	$1,900,886	$1,511,314
Other	9,586	8,236	27,363	22,733
Total Revenue	689,924	551,360	1,928,249	1,534,047
Change in Fair Value	(289,568)	(231,749)	(811,836)	(629,161)
Net Revenue	400,356	319,611	1,116,413	904,886
Operating Expenses
Marketing	141,059	116,508	372,391	292,234
Operations and technology	56,628	51,686	165,960	147,816
General and administrative	38,916	37,731	118,489	111,117
Depreciation and amortization	10,039	9,954	30,011	29,123
Total Operating Expenses	246,642	215,879	686,851	580,290
Income from Operations	153,714	103,732	429,562	324,596
Interest expense, net	(76,902)	(48,666)	(213,453)	(137,571)
Foreign currency transaction (loss) gain	(95)	179	(162)	8
Equity method investment loss	(16,552)	(10)	(16,552)	(1,135)
Other nonoperating expenses	(4,678)	(25)	(5,691)	(279)
Income before Income Taxes	55,487	55,210	193,704	185,619
Provision for income taxes	12,073	13,925	47,951	45,266
Net income	$43,414	$41,285	$145,753	$140,353
Earnings per common share - diluted	$1.57	$1.29	$5.14	$4.35

Revenue
Loans and finance receivables revenue	98.6%	98.5%	98.6%	98.5%
Other	1.4	1.5	1.4	1.5
Total Revenue	100.0	100.0	100.0	100.0
Change in Fair Value	(42.0)	(42.0)	(42.1)	(41.0)
Net Revenue	58.0	58.0	57.9	59.0
Operating Expenses
Marketing	20.4	21.1	19.3	19.1
Operations and technology	8.2	9.4	8.6	9.6
General and administrative	5.6	6.9	6.1	7.2
Depreciation and amortization	1.5	1.8	1.6	1.9
Total Operating Expenses	35.7	39.2	35.6	37.8
Income from Operations	22.3	18.8	22.3	21.2
Interest expense, net	(11.2)	(8.8)	(11.1)	(9.0)
Foreign currency transaction (loss) gain	—	—	—	—
Equity method investment loss	(2.4)	—	(0.9)	(0.1)
Other nonoperating expenses	(0.7)	—	(0.3)	—
Income before Income Taxes	8.0	10.0	10.0	12.1
Provision for income taxes	1.7	2.5	2.5	3.0
Net income	6.3%	7.5%	7.6%	9.1%

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

During 2023 and continuing through September 30, 2024, views in the marketplace on the economy and its near-term prospects remained mixed with concerns on employment, inflation, and other macroeconomic trends. In certain situations, management concluded that the probability of future charge-offs or prepayments was different than what we had experienced in the past and, therefore, altered those assumptions in our fair value models. We continue to utilize this approach and have adjusted these assumptions where appropriate. We also evaluate the discount rates used in our models on a quarterly basis and adjust when appropriate to be responsive to changes in the market and representative of what a market participant would use. As of September 30, 2024, we deemed the resulting fair value of our loans and finance receivables to be an appropriate market-based exit price that considers current market conditions.

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$43,414	$41,285	$145,753	$140,353
Adjustments:
Transaction-related costs(a)	—	—	327	—
Lease termination and cease-use costs(b)	—	—	—	1,698
Equity method investment loss(c)	16,552	10	16,552	1,135
Other nonoperating expenses(d)	4,678	25	5,691	279
Intangible asset amortization	2,014	2,014	6,041	6,371
Stock-based compensation expense	8,116	7,075	23,519	19,280
Foreign currency transaction loss (gain)	95	(179)	162	(8)
Cumulative tax effect of adjustments	(6,949)	(2,228)	(12,181)	(7,163)
Adjusted earnings	$67,920	$48,002	$185,864	$161,945

Diluted earnings per share	$1.57	$1.29	$5.14	$4.35
Adjustments:
Transaction-related costs	—	—	0.01	—
Lease termination and cease-use costs	—	—	—	0.05
Equity method investment loss	0.60	—	0.58	0.03
Other nonoperating expenses	0.17	—	0.20	0.01
Intangible asset amortization	0.07	0.06	0.21	0.20
Stock-based compensation expense	0.29	0.22	0.83	0.60
Foreign currency transaction loss (gain)	—	—	0.01	—
Cumulative tax effect of adjustments	(0.25)	(0.07)	(0.43)	(0.22)
Adjusted earnings per share	$2.45	$1.50	$6.55	$5.02

(a) In the first quarter of 2024, we recorded costs totaling $0.3 million ($0.2 million net of related tax) related to a consent solicitation for the Senior Notes due 2025.

(b) In the first quarter of 2023, we incurred expenses totaling $1.7 million ($1.3 million net of tax) related to the exit of leased office space.

(c) In the third quarter of 2024, we recorded an equity method investment loss of $16.6 million ($13.3 million net of tax) related to the write-down of our investment in Linear.

(d) In the three- and nine-month periods ended September 30, 2024, we recorded other nonoperating expenses of $4.7 million ($3.5 million net of tax) and $5.7 million ($4.3 million net of tax) related to early extinguishment of debt. In the nine-month period ended September 30, 2023, we recorded other nonoperating expenses of $0.3 million ($0.2 million net of tax) related to early extinguishment of debt.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$43,414	$41,285	$145,753	$140,353
Depreciation and amortization expenses	10,039	9,954	30,011	29,123
Interest expense, net	76,902	48,666	213,453	137,571
Foreign currency transaction loss (gain)	95	(179)	162	(8)
Provision for income taxes	12,073	13,925	47,951	45,266
Stock-based compensation expense	8,116	7,075	23,519	19,280
Adjustments:
Transaction-related costs(a)	—	—	327	—
Equity method investment loss(b)	16,552	10	16,552	1,135
Other nonoperating expenses(c)	4,678	25	5,691	279
Adjusted EBITDA	$171,869	$120,761	$483,419	$372,999

Adjusted EBITDA margin calculated as follows:
Total Revenue	$689,924	$551,360	$1,928,249	$1,534,047
Adjusted EBITDA	171,869	120,761	483,419	372,999
Adjusted EBITDA as a percentage of total revenue	24.9%	21.9%	25.1%	24.3%

(a) In the first quarter of 2024, we recorded costs totaling $0.3 million related to a consent solicitation for the Senior Notes due 2025.

(b) In the third quarter of 2024, we recorded an equity method investment loss of $16.6 million related to the write-down of our investment in Linear.

(c) In the three- and nine-month periods ended September 30, 2024, we recorded other nonoperating expenses of $4.7 million and $5.7 million related to early extinguishment of debt. In the nine-month period ended September 30, 2023, we recorded other nonoperating expenses of $0.3 million related to early extinguishment of debt.

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

THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2023

Revenue and Net Revenue

Revenue increased $138.5 million, or 25.1%, to $689.9 million for the current quarter as compared to $551.4 million for the prior year quarter. The increase was driven by a 38.0% increase in revenue from our small business portfolio and a 18.1% increase in revenue from our consumer portfolio as higher levels of originations have led to higher loan balances for both portfolios.

Net revenue for the current quarter was $400.3 million compared to $319.6 million for the prior year quarter. Our consolidated net revenue margin was 58.0% for the current quarter compared to 58.0% for the prior year quarter with stability in both the consumer and small business portfolios. Refer to “—Consumer Loans and Finance Receivables” and “—Small Business Loans and Finance Receivables” below for additional discussion of net revenue for the current quarter.

The following table sets forth the components of revenue and net revenue, disaggregated by product, for the current quarter and the prior year quarter (in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$410,884	$347,898	$62,986	18.1%
Small business loans and finance receivables revenue	269,454	195,226	74,228	38.0
Total loans and finance receivables revenue	680,338	543,124	137,214	25.3
Other	9,586	8,236	1,350	16.4
Total revenue	689,924	551,360	138,564	25.1
Change in fair value	(289,568)	(231,749)	(57,819)	24.9
Net revenue	$400,356	$319,611	$80,745	25.3%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	59.6%	63.1%
Small business loans and finance receivables revenue	39.0	35.4
Total loans and finance receivables revenue	98.6	98.5
Other	1.4	1.5
Total revenue	100.0	100.0
Change in fair value	(42.0)	(42.0)
Net revenue	58.0%	58.0%

Revenue generated from the Company’s operations for the current quarter and the prior year quarter was as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Loan interest	$445,473	$358,957
Statement and draw fees on line of credit accounts	201,215	150,382
Other	43,236	42,021
Total Revenue	$689,924	$551,360

Loan and Finance Receivable Balances

The fair value of our loan and finance receivable portfolio in our consolidated financial statements was $4,134.4 million and $3,321.1 million as of September 30, 2024 and 2023, respectively. The outstanding principal balance of our loan and finance receivables portfolio was $3,593.4 million and $2,904.7 million as of September 30, 2024 and 2023, respectively. The fair value of the combined loan and finance receivables portfolio includes $25.4 million and $18.7 million with an outstanding principal balance of $18.3 million and $13.7 million of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of September 30, 2024 and 2023, respectively.

The consumer portfolio balance was 37.3% of our combined loan and finance receivable portfolio balance at fair value as of September 30, 2024, which decreased slightly compared to 39.1% as of September 30, 2023. Our small business portfolio of loans and finance receivables was 62.7% of our combined loan and finance receivable portfolio at fair value as of September 30, 2024, compared to 60.9% as of September 30, 2023. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables Measures” above for additional information related to combined loans and finance receivables.

The following tables summarize loan and finance receivable balances outstanding as of September 30, 2024 and 2023 (in thousands):

	As of September 30, 2024			As of September 30, 2023
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined	Owned(a)	Company(a)	Combined
Consumer loans and finance receivables
Principal	$1,266,030	$18,292	$1,284,322	$1,078,228	$13,684	$1,091,912
Fair value	1,526,834	25,446	1,552,280	1,286,330	18,661	1,304,991
Fair value as a % of principal	120.6%	139.1%	120.9%	119.3%	136.4%	119.5%
Small business loans and finance receivables
Principal	$2,327,336	$—	$2,327,336	$1,826,458	$—	$1,826,458
Fair value	2,607,606	—	2,607,606	2,034,732	—	2,034,732
Fair value as a % of principal	112.0%	—%	112.0%	111.4%	—%	111.4%
Total loans and finance receivables
Principal	$3,593,366	$18,292	$3,611,658	$2,904,686	$13,684	$2,918,370
Fair value	4,134,440	25,446	4,159,886	3,321,062	18,661	3,339,723
Fair value as a % of principal	115.1%	139.1%	115.2%	114.3%	136.4%	114.4%

(a) GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by a third-party lender through the CSO program that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

At September 30, 2024 and 2023, the ratio of fair value as a percentage of principal was 115.1% and 114.3%, respectively, on company owned loans and finance receivables and 115.2% and 114.4%, respectively, on combined loans and finance receivables. These ratios slightly increased compared to the prior year due to improvement in both the consumer and small business portfolios. Refer to “—Consumer Loans and Finance Receivables” and “—Small Business Loans and Finance Receivables” below for additional discussion of fair value ratios for the current quarter.

Average Amount Outstanding per Loan and Finance Receivable

The average amount outstanding per loan and finance receivable is calculated as the total combined loans and finance receivables, gross balance at the end of the period divided by the total number of combined loans and finance receivables outstanding at the end of the period. The following table shows the average amount outstanding per loan and finance receivable by product at September 30, 2024 and 2023:

	As of September 30,
	2024	2023
Average amount outstanding per loan and finance receivable(a)
Consumer loans and finance receivables(b)	$1,690	$1,807
Small business loans and finance receivables	39,488	37,414
Total loans and finance receivables(b)	4,204	4,282

(a) The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.

(b) Includes loans guaranteed by us, which represent loans originated by a third-party lender through the CSO program that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

The average amount outstanding per loan and finance receivable decreased in the current quarter compared to the prior year quarter for our overall portfolio due primarily to a mix shift in our consumer portfolio to line of credit accounts, which generally have lower average outstanding balances compared to installment loans.

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

	Three Months Ended
	September 30,
	2024	2023
Average loan and finance receivable origination amount(a)
Consumer loans and finance receivables(b)(c)	$591	$606
Small business loans and finance receivables(c)	16,330	16,422
Total loans and finance receivables(b)	1,572	1,506

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

The average loan and finance receivable origination amount increased to $1,572 during the current quarter from $1,506 during the prior year quarter, due primarily to a mix shift to small business loans, which have larger average origination amounts compared to consumer loans.

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

The payment status of a customer, including the degree of any delinquency, is a significant factor in determining estimated charge-offs in the cash flow models that we use to determine fair value. The following table shows payment status on outstanding principal, interest and fees as of the end of each of the last five quarters (in thousands):

	2023		2024
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$3,037,904	$3,297,082	$3,438,468	$3,569,726	$3,742,767
Guaranteed by the Company(a)	16,533	16,351	13,046	14,941	21,797
Ending combined loan and finance receivables balance(b)	$3,054,437	$3,313,433	$3,451,514	$3,584,667	$3,764,564
> 30 days delinquent	242,126	263,524	279,659	268,053	293,839
> 30 days delinquency rate	7.9%	8.0%	8.1%	7.5%	7.8%

(a) Represents loans originated by a third-party lender through the CSO program that we have not yet purchased, which are not included in our consolidated balance sheets.

(b) Non-GAAP measure. See “—Non-GAAP Disclosure—Combined Loans and Finance Receivables Measures” above.

Refer to “—Consumer Loans and Finance Receivables” and “—Small Business Loans and Finance Receivables” below for additional discussion of credit performance for the current quarter.

Consumer Loans and Finance Receivables

The following table includes financial information for our consumer loans and finance receivables. Delinquency metrics include principal, interest and fees, and only amounts that are past due (in thousands):

	2023		2024
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$1,078,228	$1,138,928	$1,106,364	$1,176,727	$1,266,030
Guaranteed by the Company(a)	13,684	13,537	10,780	12,487	18,292
Total combined loan and finance receivable principal balance(b)	$1,091,912	$1,152,465	$1,117,144	$1,189,214	$1,284,322
Consumer combined loan and finance receivable fair value balance:
Company owned	$1,286,330	$1,380,784	$1,347,165	$1,421,814	$1,526,834
Guaranteed by the Company(a)	18,661	18,534	14,773	17,284	25,446
Ending combined loan and finance receivable fair value balance(b)	$1,304,991	$1,399,318	$1,361,938	$1,439,098	$1,552,280
Fair value as a % of principal(b)(c)	119.5%	121.4%	121.9%	121.0%	120.9%
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$1,182,769	$1,246,675	$1,208,551	$1,285,755	$1,390,882
Guaranteed by the Company(a)	16,533	16,351	13,046	14,941	21,797
Ending combined loan and finance receivable balance(b)	$1,199,302	$1,263,026	$1,221,597	$1,300,696	$1,412,679
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$1,133,499	$1,218,622	$1,242,677	$1,244,846	$1,344,872
Guaranteed by the Company(a)(d)	17,681	16,341	14,956	13,730	18,999
Average combined loan and finance receivable balance(b)(d)	$1,151,180	$1,234,963	$1,257,633	$1,258,576	$1,363,871
Installment loans as percentage of average combined loan and finance receivable balance	46.4%	42.3%	40.4%	39.0%	36.9%
Line of credit accounts as percentage of average combined loan and finance receivable balance	53.6%	57.7%	59.6%	61.0%	63.1%

Revenue	$347,898	$364,058	$364,731	$367,558	$410,884
Change in fair value	(174,766)	(183,169)	(182,979)	(164,011)	(203,647)
Net revenue	173,132	180,889	181,752	203,547	207,237
Net revenue margin	49.8%	49.7%	49.8%	55.4%	50.4%

Combined loan and finance receivable originations and purchases	$478,501	$497,978	$417,432	$490,640	$569,091

Delinquencies:
> 30 days delinquent	$93,542	$90,596	$84,137	$82,169	$123,369
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	7.8%	7.2%	6.9%	6.3%	8.7%

Charge-offs:
Charge-offs (net of recoveries)	$178,902	$213,813	$187,419	$161,171	$203,588
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	15.5%	17.3%	14.9%	12.8%	14.9%

(a) Represents loans originated by a third-party lender through the CSO program that we have not yet purchased, which are not included in our consolidated balance sheets.

(b) Non-GAAP measure.

(c) Determined using period-end balances.

(d) The average combined loan and finance receivable balance is the average of the month-end balances during the period.

The ending balance, including principal and accrued fees/interest outstanding, of combined consumer loans and finance receivables at September 30, 2024 increased 17.8% to $1,412.7 million compared to $1,199.3 million at September 30, 2023, due primarily to originations outpacing repayments.

The percentage of loans greater than 30 days delinquent of 8.7% was higher at September 30, 2024, compared to 7.8% at September 30, 2023, due primarily to a higher percentage of originations to new customers, which typically default at a higher rate compared to returning customers, and a mix shift to line of credit products, which have higher yields and default rates compared to installment loans. Charge-offs (net of recoveries) as a percentage of average combined loan balance was 14.9% for the current quarter, compared to 15.5% for the prior year quarter, which are both in line with seasonal norms. Demand for our consumer loan products and services in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Higher originations, particularly to new customers, which typically default at a higher percentage than returning customers, generally result in higher delinquencies and charge-offs as the book is less seasoned. Charge-off performance in the current quarter follows this seasonal pattern.

Revenue related to our consumer loans and finance receivables was $410.9 million for the current quarter, compared to $347.9 million for the prior year quarter. The increase in revenue was driven primarily by growth in the overall portfolio, particularly our line of credit products. The net revenue margin related to our consumer loans and finance receivables was 50.4% in the current quarter, which was fairly consistent with the net revenue margin of 49.8% in the prior year quarter.

The ratio of fair value as a percentage of principal on consumer loans and finance receivables was 120.9% at September 30, 2024, compared to 119.5% at September 30, 2023 and 121.0% at June 30, 2024. The increase from the prior year quarter was due primarily to a mix shift towards line of credit products, which generally have a higher fair value as a percentage of principal compared to installment loans. Refer also to “Results of Operations—Valuation of Loans and Finance Receivables” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on loan valuation.

Small Business Loans and Finance Receivables

The following table includes financial information for our small business loans and finance receivables. Delinquency metrics include principal, interest, and fees, and only amounts that are past due (in thousands):

	2023		2024
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$1,826,458	$2,015,807	$2,192,066	$2,246,925	$2,327,336
Ending loan and finance receivable fair value balance	2,034,732	2,248,383	2,448,045	2,517,345	2,607,606
Fair value as a % of principal(a)	111.4%	111.5%	111.7%	112.0%	112.0%

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$1,855,135	$2,050,407	$2,229,917	$2,283,971	$2,351,885

Average loan and finance receivable balance(b)	$1,813,995	$1,922,857	$2,133,422	$2,240,893	$2,313,142
Installment loans as percentage of average combined loan and finance receivable balance	57.2%	55.3%	54.0%	52.6%	51.2%
Line of credit accounts as percentage of average combined loan and finance receivable balance	42.8%	44.7%	46.0%	47.4%	48.8%

Revenue	$195,226	$210,663	$236,477	$251,782	$269,454
Change in fair value	(54,992)	(73,243)	(79,127)	(91,969)	(83,390)
Net revenue	140,234	137,420	157,350	159,813	186,064
Net revenue margin	71.8%	65.2%	66.5%	63.5%	69.1%

Combined loan and finance receivable originations and purchases	$782,685	$927,807	$959,935	$918,014	$1,044,829

Delinquencies:
> 30 days delinquent	$148,584	$172,928	$195,522	$185,884	$170,470
> 30 days delinquent as a % of loan balance(a)	8.0%	8.4%	8.8%	8.1%	7.2%

Charge-offs:
Charge-offs (net of recoveries)	$99,001	$91,623	$99,279	$107,215	$105,737
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	5.5%	4.8%	4.7%	4.8%	4.6%

(a) Determined using period-end balances.

(b) The average loan and finance receivable balance is the average of the month-end balances during the period.

The ending balance, including principal and accrued fees/interest outstanding, of small business loans and finance receivables at September 30, 2024 increased 26.8% to $2,351.9 million compared to $1,855.1 million at September 30, 2023, due primarily to originations outpacing repayments.

The percentage of loans greater than 30 days delinquent of 7.2% was lower at September 30, 2024, compared to 8.0% at September 30, 2023. Charge-offs (net of recoveries) as a percentage of average loan balance were lower at 4.6% for the current quarter, compared to 5.5% in the prior year quarter. These metrics evidence the improvement in credit performance of our small business portfolio.

Revenue related to our small business loans and finance receivables was $269.5 million for the current quarter, compared to $195.2 million for the prior year quarter. The increase in revenue was driven primarily by growth in the overall portfolio. The net revenue margin related to our small business loans and finance receivables was 69.1% for the current quarter, which is fairly consistent with the net revenue margin of 71.8% in the prior year quarter.

The ratio of fair value as a percentage of principal on small business loans and finance receivables was 112.0% at September 30, 2024, compared to 111.4% at September 30, 2023 and 112.0% at June 30, 2024. The increase from September 30, 2023 was due primarily to improved credit performance and slightly higher average yields.

Total Operating Expenses

Total operating expenses increased $30.7 million, or 14.3%, to $246.6 million in the current quarter, compared to $215.9 million in the prior year quarter.

Marketing expense increased to $141.1 million in the current quarter compared to $116.5 million in the prior year quarter due primarily to growth in the overall business with higher commissionable originations in our small business portfolio and higher online advertising costs intended to capture increasing market demand for both our consumer and small business loan products.

Operations and technology expense increased to $56.6 million in the current quarter compared to $51.7 million in the prior year quarter, due primarily to higher variable costs, particularly personnel costs and, to a lesser extent, bank charges, collection and other selling expenses, due to the increase in originations and the size of the loan portfolio. As a percentage of revenue, operations and technology expense decreased to 8.2% in the current year quarter from 9.4% in the prior year quarter, as increased originations and revenues outpaced fixed costs.

General and administrative expense increased to $38.9 million in the current quarter compared to $37.7 million in the prior year quarter, due largely to higher personnel costs, partially offset by lower legal, consulting and occupancy costs. As a percentage of revenue, general and administrative expense decreased to 5.6% in the current year quarter from 6.9% in the prior year quarter, as increased originations and revenues outpaced fixed costs.

Depreciation and amortization expense in the current quarter was flat compared to the prior year quarter.

Nonoperating Items

Interest expense, net increased $28.2 million, or 58.0%, to $76.9 million in the current quarter compared to $48.7 million in the prior year quarter. The increase was due primarily to an increase in the average amount of debt outstanding, which increased $869.4 million to $3,226.6 million during the current quarter from $2,357.2 million during the prior year quarter, and an increase in the weighted average interest rate on our outstanding debt to 9.57% during the current quarter from 8.28% during the prior year quarter resulting primarily from year-over-year increases in benchmark rates.

Equity method investment loss was $16.6 million in the current quarter due to the write-down of our investment in Linear as discussed in Note 1 to the consolidated financial statements.

Other nonoperating expenses include $4.7 million related to the early extinguishment of our 8.50% senior notes due 2025 (the “2025 Senior Notes”). This amount includes a non-cash charge of $4.0 million consisting of the remaining deferred financing costs and an early redemption premium of $0.7 million.

Provision for Income Taxes

The effective tax rate of 21.8% in the current quarter was lower than the 25.2% rate recorded in the prior year quarter due primarily to a reduction of cumulative interest expense due to the remeasurement of unrecognized tax benefits, partially offset by an established valuation allowance on a portion of the investment loss associated with the write-down of Linear, as discussed in Note 1 to the consolidated financial statements, and lower stock option exercises in the current quarter.

Net Income

Net income increased $2.1 million, or 5.2%, to $43.4 million during the current quarter compared to $41.3 million during the prior year quarter. The increase was due primarily to an increase in income from operations due to higher net revenue and lower operating expenses as a percentage of revenue, partially offset by higher interest expense, which was the result of an increase in the average amount of debt outstanding and an increase in the weighted average interest rate on our outstanding debt, and the write-down of our investment in Linear.

NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2023

Revenue and Net Revenue

Revenue increased $394.1 million, or 25.7%, to $1,928.2 million for the nine-month period ended September 30, 2024, or current nine-month period, as compared to $1,534.1 million for the nine-month period ended September 30, 2023, or prior year nine-month period. The increase was driven by a 30.6% increase in revenue from our small business portfolio and a 22.8% increase in revenue from our consumer portfolio as higher levels of originations have led to higher loan balances for both portfolios.

Net revenue for the current nine-month period was $1,116.4 million compared to $904.9 million for the prior year nine-month period. Our consolidated net revenue margin was 57.9% for the current nine-month period compared to 59.0% for the prior year nine-month period. The decrease in net revenue margin was driven primarily by lower net revenue margin in the consumer portfolio, partially offset by higher net revenue margin in the small business portfolio.

The following table sets forth the components of revenue and net revenue, separated by product for the current nine-month period and the prior year nine-month period (in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$1,143,173	$931,173	$212,000	22.8%
Small business loans and finance receivables revenue	757,713	580,141	177,572	30.6
Total loans and finance receivables revenue	1,900,886	1,511,314	389,572	25.8
Other	27,363	22,733	4,630	20.4
Total revenue	1,928,249	1,534,047	394,202	25.7
Change in fair value	(811,836)	(629,161)	(182,675)	29.0
Net revenue	$1,116,413	$904,886	$211,527	23.4%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	59.3%	60.7%
Small business loans and finance receivables revenue	39.3	37.8
Total loans and finance receivables revenue	98.6	98.5
Other	1.4	1.5
Total revenue	100.0	100.0
Change in fair value	(42.1)	(41.0)
Net revenue	57.9%	59.0%

Revenue generated from the Company’s operations for the current nine-month period and the prior year nine-month period was as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Loan interest	$1,250,728	$1,052,445
Statement and draw fees on line of credit accounts	561,642	361,439
Other	115,879	120,163
Total Revenue	$1,928,249	$1,534,047

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

	Nine Months Ended
	September 30,
	2024	2023
Average loan and finance receivable origination amount(a)
Consumer loans and finance receivables(b)(c)	$569	$597
Small business loans and finance receivables(c)	16,000	16,349
Total loans and finance receivables(b)	1,583	1,636

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

The average loan and finance receivable origination amount decreased to $1,583 from $1,636 during the current nine-month period compared to the prior year nine-month period, due primarily to a mix shift to line of credit accounts, which generally have lower average draw amounts compared to installment loan originations.

Total Operating Expenses

Total operating expenses increased $106.5 million, or 18.4%, to $686.8 million in the current nine-month period, compared to $580.3 million in the prior year nine-month period.

Marketing expense increased to $372.4 million in the current nine-month period compared to $292.2 million in the prior year nine-month period. The increase was due primarily to growth in the overall business with higher online advertising costs intended to capture increasing market demand for both our consumer and small business loan products and higher commissionable originations in our small business portfolio.

Operations and technology expense increased to $165.9 million in the current nine-month period compared to $147.9 million in the prior year nine-month period, due primarily to higher variable costs, particularly personnel, collection and underwriting costs, due to the increase in originations and the size of the loan portfolio. As a percentage of revenue, operations and technology expense decreased to 8.6% in the current nine-month period from 9.6% in the prior year nine-month period, as increased originations and revenues outpaced fixed costs.

General and administrative expense increased $7.4 million, or 6.6%, to $118.5 million in the current nine-month period compared to $111.1 million in the prior year nine-month period, due primarily to higher personnel costs, partially offset by lower legal and consulting costs. As a percentage of revenue, general and administrative expense decreased to 6.1% in the current nine-month period from 7.2% in the prior year nine-month period, as increased originations and revenues outpaced fixed costs.

Depreciation and amortization expense increased $0.9 million or 3.0% compared to the prior year nine-month period driven primarily by general growth in the business and additional internal-use software placed in service.

Nonoperating Items

Interest expense, net increased $75.9 million, or 55.2%, to $213.5 million in the current nine-month period compared to $137.6 million in the prior year nine-month period. The increase was due primarily to an increase of $774.2 million in the average amount of debt outstanding to $3,076.0 million during the current nine-month period from $2,301.8 million during the prior year nine-month period, and an increase in the weighted average interest rate on our outstanding debt to 9.37% during the current nine-month period from 8.10% during the prior year nine-month period.

Equity method investment loss was $16.6 million in the current nine-month period due to the write-down of our investment in Linear as discussed in Note 1 to the consolidated financial statements.

Other nonoperating expenses in the current nine-month period include $4.7 million related to the early extinguishment of our 2025 Senior Notes. This amount includes a non-cash charge of $4.0 million consisting of the remaining deferred financing costs and an early redemption premium of $0.7 million.

Provision for Income Taxes

The effective tax rate of 24.8% in the current nine-month period was higher compared to the effective tax rate of 24.4% in the prior year nine-month period. The slight increase is primarily attributable to a remeasurement of the net deferred tax liability due to state rate adjustments, and the establishment of a valuation allowance on a portion of the investment loss associated with the write-down of Linear as discussed in Note 1 to the consolidated financial statements. The increase in rate was partially offset by a reduction of cumulative interest expense due to the remeasurement of unrecognized tax benefits.

Net Income

Net income increased $5.4 million, or 3.8%, to $145.8 million during the current nine-month period compared to $140.4 million during the prior year nine-month period. The increase was due primarily to an increase in income from operations due primarily to overall growth in the business driving an increase in net revenue and lower operating expenses as a percentage of revenue, partially offset by higher interest expense as a result of an increase in the average amount of debt outstanding and an increase in the weighted average interest rate on our outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

We seek to maintain a stable and flexible balance sheet to ensure that liquidity and funding are available to meet our business obligations. As of September 30, 2024, we had cash, cash equivalents, and restricted cash of $254.4 million, of which $186.9 million was restricted, compared to $377.4 million, of which $323.1 million was restricted, as of December 31, 2023. During the nine months ended September 30, 2024, we issued $217.2 million of asset-backed notes and entered into a $150.0 million consumer loan securitization facility to fund our growth in our near-prime consumer loan portfolio and issued $399.6 million of asset-backed notes to fund our growth in our small business loan portfolio. During the nine months ended September 30, 2024, we also amended our revolving credit agreement and a small business securitization facility, increasing our borrowing capacity by $150.0 million and $200.4 million, respectively. Additionally, on October 2, 2024, we issued another $261.4 million of asset-backed notes to fund our growth in our small business loan portfolio. As of September 30, 2024, we had funding capacity of $925.3 million. Based on numerous stressed-case modeling scenarios, we believe we have sufficient liquidity to run our operations for the foreseeable future. Further, we have no recourse debt obligations due until June 2026. As part of our capital and liquidity management, we may from time to time acquire our outstanding debt securities, including through redemptions, tender offers, open market purchases, negotiated transactions or otherwise, in accordance with applicable securities laws and in compliance with the indentures governing our outstanding debt securities, upon such terms and at such prices as we may determine.

Historically, we have generated significant cash flow through normal operating activities for funding both long-term and short-term needs. Our near-term liquidity is managed to ensure that adequate resources are available to fund our seasonal working capital growth, which is driven by demand for our loan and financing products. On December 6, 2023, we issued and sold $400.0 million in aggregate principal amount of 11.25% Senior Notes due 2028 (the “2028 Senior Notes”) and used the net proceeds, in part, to retire existing indebtedness, including the remaining principal amount outstanding under our 8.50% senior notes due 2024 (the “2024 Senior Notes”). On August 12, 2024, we issued and sold $500.0 million in aggregate principal amount of 9.125% senior notes due 2029 (the “2029 Senior Notes”) and used the net proceeds, in part, to retire existing indebtedness, including the remaining principal amount outstanding under our 2025 Senior Notes.

On June 23, 2022, we entered into an amendment and restatement of our existing secured revolving credit agreement (as amended, the “Credit Agreement”) that, among other changes, increased the borrowing capacity to $440.0 million, with a $20.0 million letter of credit sublimit and $10.0 million swingline loan sublimit. On October 19, 2023, we amended the Credit Agreement to, among other changes, increase the total commitment amount from $440.0 million to $515.0 million. On September 11, 2024, we further amended the Credit Agreement to, among other changes, increase the total commitment amount from $515.0 million to $665.0 million. The Credit Agreement bears interest, at our option, at the base rate plus 0.75% or the Secured Overnight Financing Rate plus 3.50%. In addition to customary fees for a credit facility of this size and type, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the commitment, and ranges from 0.15% per annum to 0.50% per annum depending on usage. The Credit Agreement contains certain prepayment penalties if it is terminated on or before the first and second anniversary dates, subject to certain exceptions. The Credit Agreement matures on June 30, 2026. As of October 21, 2024, our available borrowings under the Credit Agreement were $341.4 million. Since 2016, we have entered into several loan securitization facilities and offered asset-backed notes to fund our growth, primarily in our near-prime consumer installment loan and small business loan portfolios. As of October 21,

2024, we had funding capacity of $875.5 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer and small business loan securitization facilities.

As of September 30, 2024, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending, which could be expected to generate additional liquidity.

Capital

Total stockholders’ equity decreased by $61.5 million to $1,178.7 million at September 30, 2024 from $1,240.2 million at December 31, 2023. The decrease of stockholders’ equity was driven primarily by repurchases of our outstanding common stock, which is discussed in more detail below, partially offset by net income for the nine months ended September 30, 2024 and, to a lesser extent, stock-based compensation expense. Our book value per share outstanding increased to $44.87 at September 30, 2024 from $42.63 at December 31, 2023, which was primarily driven by net income, partially offset by share repurchases.

On November 7, 2022, we announced the Board of Directors authorized an increase to our share repurchase program of up to $150.0 million through December 31, 2023 (the “November 2022 Authorization”). The November 2022 Authorization went into effect in March 2023 upon exhaustion of our previous authorization. On October 24, 2023, we announced the Board of Directors authorized a new share repurchase program totaling $300.0 million through December 31, 2024 (the “October 2023 Authorization”), which replaced the November 2022 Authorization. The Company had repurchased $91.5 million of common stock under the November 2022 Authorization before it was terminated. On August 12, 2024, we announced the Board of Directors authorized a new share repurchase program totaling $300.0 million through December 31, 2025, which replaced the October 2023 Authorization. The Company had repurchased $255.9 million of common stock under the October 2023 Authorization before it was terminated. Repurchases under our repurchase program will be made in accordance with applicable securities laws from time to time in the open market, through privately negotiated transactions or otherwise. The share repurchase program does not obligate us to purchase any shares of our common stock. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors in its discretion at any time. During the nine months ended September 30, 2024, we had $223.8 million in repurchases of common stock under our share repurchase program.

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

Current Debt Facilities

The following table summarizes our debt facilities as of September 30, 2024 (dollars in thousands).

	Revolving period end date	Maturity date	Weighted average interest rate(a)	Borrowing capacity		Principal outstanding
Funding Debt:
2018-1 Securitization Facility	March 2025	March 2026	9.58%	$200,000		$8,000
NCR 2022 Securitization Facility	October 2024	October 2026	9.71%	125,000		75,923
NCLOCR 2024 Securitization Facility	February 2027	February 2028	10.46%	150,000		105,000
ODR 2021-1 Securitization Facility	November 2025	November 2026	8.48%	233,333		233,333
ODR 2022-1 Securitization Facility	June 2026	June 2027	8.70%	420,000		265,468
RAOD Securitization Facility	November 2024	November 2025	8.00%	230,263		230,263
HWCR 2023 Securitization Facility	September 2026	September 2027	9.27%	487,595		301,214
2023-A Securitization Notes	—	December 2027	7.78%	40,576		40,576
2024-A Securitization Notes	—	October 2030	7.66%	168,435		168,435
ODAS IV 2023-1 Securitization Notes	July 2026	August 2030	7.66%	227,051		227,051
ODAS IV 2024-1 Securitization Notes	May 2027	June 2031	6.84%	399,574		399,574
Total funding debt			8.23%	$2,681,827		$2,054,837
Corporate Debt:
9.125% senior notes due 2029	—	August 2029	9.13%	$500,000		$500,000
11.25% senior notes due 2028	—	December 2028	11.25%	400,000		400,000
Revolving line of credit	June 2026	June 2026	8.50%	665,000	(b)	366,000
Total corporate debt			9.62%	$1,565,000		$1,266,000

(a) The weighted average interest rate is determined based on the rates and principal balances on September 30, 2024. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

(b) We had an outstanding letter of credit under the Revolving line of credit of $0.7 million as of September 30, 2024.

Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
Total cash flows provided by operating activities	$1,108,056	$852,581
Cash flows from investing activities
Loans and finance receivables	(1,298,988)	(895,010)
Capitalization of software development costs and purchases of fixed assets	(33,244)	(33,429)
Total cash flows used in investing activities	(1,332,232)	(928,439)
Cash flows provided by financing activities	$101,911	$93,569

Cash Flows from Operating Activities

Net cash provided by operating activities increased $255.5 million, or 30.0%, to $1,108.1 million in the current nine-month period from $852.6 million for the prior year nine-month period. The increase was driven primarily by additional interest and fee income from growth in the loan portfolio, partially offset by additional interest expense on outstanding debt to fund growth in the loan portfolio.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $1,332.2 million for the current nine-month period compared to $928.4 million for the prior year nine-month period. This change was due primarily to loan originations outpacing repayments by a wider margin in the current nine-month period compared to the prior year nine-month period.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the current nine-month period were driven primarily by $387.6 million in net borrowings under our securitization facilities, partially offset by $238.1 million in share repurchases and $43.7 million in net repayments of senior notes. Cash flows provided by financing activities for the prior year nine-month period were driven primarily by $230.0 million in net borrowings under our securitization facilities and $35.0 million in net borrowings under our revolving line of credit, partially offset by $86.4 million in share repurchases and $79.9 million in repayments of our 2024 Senior Notes.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the information on critical accounting estimates described in our Annual Report on Form 10‑K for the year ended December 31, 2023.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1 in the Notes to Consolidated Financial Statements included in this report for any discussion of recent accounting pronouncements that may be significant to Enova.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since the most recent fiscal year end. Refer to our market risk disclosures in our Annual Report on Form 10‑K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2024 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b)(c) (in thousands)
July 1 – July 31, 2024	105,181	$63.14	105,181	$45,822
August 1 – August 31, 2024	34,146	76.90	32,354	299,263
September 1 – September 30, 2024	171,720	80.85	171,720	285,379
Total	311,047	$74.43	309,255	$285,379

(a) Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 1,792 for the month of August. These shares were not acquired pursuant to a publicly announced repurchase plan.

(b) The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended September 30, 2024, the Company reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accounts payable and accrued expenses on the consolidated balance sheet. All dollar amounts presented exclude such excise taxes.

(c) On October 24, 2023, the Company announced the Board of Directors authorized a new share repurchase program totaling $300.0 million through December 31, 2024 (the “October 2023 Authorization”). The October 2023 Authorization replaced the previous authorization. On August 12, 2024, the Company announced the Board of Directors authorized a new share repurchase program totaling $300.0 million through December 31, 2025 (the “August 2024 Authorization”). The August 2024 Authorization replaced the October 2023 Authorization. All share repurchases made under the August 2024 Authorization and October 2023 Authorization were made through open market transactions. Our share repurchase program is subject to market conditions, does not obligate us to purchase any shares of our common stock, and may be terminated, increased or decreased by the Board of Directors in its discretion at any time.

We do not plan to declare cash dividends in the foreseeable future. Any declaration of dividends is at the discretion of our Board of Directors. Our agreements governing our existing debt contain restrictions which limit our ability to pay dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, none of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Enova International, Inc. Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on July 28, 2023)
3.1
3.2	Enova International, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 17, 2017)

4.1

Indenture, dated as of August 12, 2024, by and among Enova International, Inc., each of the guarantors party thereto and Computershare Trust Company, N.A., as trustee, and the Form of 9.125% Senior Note due 2029 (included as Exhibit A) (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 12, 2024)

10.1*

Second Amendment to Amended and Restated Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party thereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party thereto, as Guarantors, the Lenders party thereto, and Bank of Montreal, as Administrative Agent and Collateral Agent, dated as of September 11, 2024

d
10.2*

Omnibus Amendment - Amendment No. 1 to Credit Agreement and Amendment to Security Agreement, dated as of September 18, 2024, among HWC Receivables 2023, LLC, as company, the lenders party thereto, Headway Capital, LLC, as originator, Enova International, Inc., as performance guarantor, and BNP Paribas, as administrative agent and as collateral agent

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

Date: October 23, 2024	ENOVA INTERNATIONAL, INC.

	By:	/s/ Steven E. Cunningham
Steven E. Cunningham
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)