Form 10-K
period 2024-12-31
Enova International, Inc.
filed 2025-02-18
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of 25,362,311 shares of the registrant’s common stock, par value $0.00001 per share, held by non-affiliates on June 30, 2024 was approximately $1,578,803,860.

At February 13, 2025 there were 25,793,634 shares of the registrant’s Common Stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2025 Annual Meeting of stockholders are incorporated by reference into Part III of this report.

ENOVA INTERNATIONAL, INC.

YEAR ENDED DECEMBER 31, 2024

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

PART I

ITEM 1. BUSINESS

Overview

We are a leading technology and analytics company focused on providing online financial services. In 2024, we extended approximately $6.1 billion in credit or financing to borrowers. As of December 31, 2024, we offered or arranged loans or draws on lines of credit to consumers in 37 states in the United States and Brazil. We also offered financing to small businesses in 49 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers and small businesses that have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through December 31, 2024, we have completed approximately 65.0 million customer transactions and collected more than 85 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include installment loans and line of credit accounts.

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

We have developed proprietary underwriting systems based on data we have collected over our more than 20 years of experience. These systems employ advanced risk analytics, including machine learning and artificial intelligence, to decide whether to approve financing transactions, to structure the amount and terms of the financings we offer pursuant to jurisdiction-specific regulations and to provide customers with their funds quickly and efficiently. Our systems closely monitor collection and portfolio performance data that we use to continually refine machine learning-enabled analytical models and statistical measures used in making our credit, purchase, marketing and collection decisions. Approximately 90% of models used in our analytical environment are machine learning-enabled.

Our flexible and scalable technology platforms allow us to process and complete customers’ transactions quickly and efficiently. In 2024, we processed approximately 3.9 million transactions, and we continue to grow our loan and finance receivable portfolios and increase the number of customers we serve through desktop, tablet and mobile platforms. Our highly customizable technology platforms allow us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In October 2020, we acquired, through a merger, On Deck Capital Inc. (“OnDeck”), a small business lending company offering lending and funding solutions to small businesses in the U.S., Australia and Canada, to expand our small business offerings. In March 2021, we acquired Pangea Universal Holdings (“Pangea”), which provides mobile international money transfer services to customers in the U.S with a focus on Latin America and Asia. These new products have allowed us to further diversify our product offerings and customer base.

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

Consumer installment loans. Certain subsidiaries (i) directly offer installment loans, (ii) as part of our Bank Programs, as discussed below, purchase, or purchase a participating interest in, installment loans or (iii) as part of our CSO program, arrange and guarantee installment loans, as discussed below, to consumers. Certain subsidiaries offer, or arrange through our Bank Programs and CSO program, unsecured consumer installment loan products in 37 states in the United States. Internationally, we also offer or arrange unsecured consumer installment loan products in Brazil. Effective in the third quarter of 2022, Enova no longer offers any single-pay products. Terms for our consumer installment loan products range between 3 and 60 months with an average contractual term of 39 months. These loans have regular payments that amortize principal. Loan sizes for these products range between $300 and $10,000. The majority of these loans accrue interest daily at a fixed rate for the life of the loan and have no fees. The average annualized yield for these loans was 86% for the year ended December 31, 2024. Loans may be repaid early at any time with no additional prepayment charges.

Small business installment loans. Certain subsidiaries offer, or arrange through our Bank Programs, small business installment loans in 49 states and in Washington D.C. Terms for these products range between 3 and 24 months with an average contractual term of 14 months. These loans have regular payments that amortize principal. Loan sizes for these products range between $5,000 and $250,000. There is generally a fee paid upon origination, and total interest is typically calculated at a fixed rate for the life of the loan. A portion of the interest is forgivable if prepaid early, although we also offer a full prepayment forgiveness option at a higher interest rate. The average annualized yield for these products was 46% for the year ended December 31, 2024.

Consumer line of credit accounts. Certain subsidiaries directly offer, or purchase participation interests in receivables through our Bank Programs, new consumer line of credit accounts in 31 states (and continue to service existing line of credit accounts in two additional states) in the United States. Line of credit accounts allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit, which ranges between $100 and $7,000. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with the terms of the line of credit account. The repayment period varies depending upon certain factors, which may include outstanding principal and differences in minimum payment calculations by product. Customers are typically charged a fee when funds are drawn and subsequently incur fee- or interest-based charges at a fixed rate, depending upon the product and the state in which the customer resides. The average annualized yield for these products was 159% for the year ended December 31, 2024.

Small business line of credit accounts. Certain subsidiaries offer, or arrange through our Bank Programs, small business line of credit accounts in 49 states and in Washington D.C. in the United States. Terms for these products range between 12 and 24 months with regular payments that amortize principal. Loan sizes for these products range between $5,000 and $150,000. Interest is calculated at a fixed rate based on the outstanding balance. There is generally no fee paid upon origination with the exception of one of our small business line of credit products, which has an origination fee when allowed by state law. The average annualized yield for these products was 47% for the year ended December 31, 2024.

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

As of December 31, 2024 and 2023, the outstanding amount of active and current consumer loans originated by third-party lenders and guaranteed by us under the CSO program was $23.8 million and $16.4 million, respectively.

Bank programs. Certain subsidiaries operate programs with certain banks (“Bank Programs”) to provide marketing services and loan servicing for certain installment loans and line of credit accounts. The Bank Programs that relate to the consumer portfolio in the United States include near-prime unsecured installment loans and line of credit accounts for which our subsidiaries receive marketing and servicing fees. The bank has the ability to sell, and the participating subsidiaries have the option, but not the requirement, to purchase the loans or a participating interest in receivables the bank originates. We do not guarantee the performance of the loans and line of credit accounts originated by the bank. In conjunction with our Brazilian business, we also have a Bank Program with a separate bank in Brazil whereby the bank has the authority to originate loans and collect a service fee. After origination, the loans are purchased by us. The Bank Program that relates to the small business portfolio is with a separate bank and includes installment loans and line of credit accounts. We receive marketing fees while the bank receives origination fees and certain program fees. The bank has the ability to sell and we have the option, but not the requirement, to purchase the installment loans the bank originates and, in the case of line of credit accounts, extensions under those line of credit accounts. We do not guarantee the performance of the loans or line of credit accounts originated by the bank.

As of December 31, 2024, we operated programs with five separate bank partners. Purchases under these programs represented 32% and 29% of our consolidated originations and purchases for the years ended December 31, 2024 and 2023, respectively. Management does not deem there to be significant reliance on any of our banking partners.

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

Our Markets

We currently provide our services in the following countries:

United States. We began our online business in the United States in May 2004. As of December 31, 2024, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, OnDeck at www.ondeck.com and Headway Capital at www.headwaycapital.com, and we market our money transfer platform under the name Pangea at www.pangeamoneytransfer.com. The United States represented 98.0% of our total revenue in 2024 and 98.6% of our total revenue in 2023.

Brazil. In June 2014, we launched our business in Brazil under the name Simplic at www.simplic.com.br, where we arrange unsecured consumer installment loans for a third-party lender. We plan to continue to invest in and expand our financial services program in Brazil. Brazil represented 1.9% of total revenue in 2024 and 1.3% of total revenue in 2023.

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

The breakout of the combined loans and finance receivables and revenue of our product offerings is set forth below:

Year ended December 31, 2024
Revenue by Product
Other 1%
Small Business 39%
Consumer 60%

Year ended December 31, 2024
Combined Loans and Finance Receivables by Product
Consumer
38%
Small Business
62%

Our Industry

The internet has transformed how consumers and small businesses shop for and acquire products and services. According to a study by the United Nations, 68% of the world’s population had access to the internet in 2024. Accompanying the rise in internet usage is the continued disruption of storefront retail by e-commerce companies like Amazon, as consumers are routinely purchasing goods and interacting with businesses online. The U.S. Census Bureau of the Department of Commerce reported e-commerce saw a 7.4% increase in the third quarter of 2024 compared to 2023. According to the U.S. Census Bureau, e-commerce sales as a percent of total quarterly retail sales in the United States accounted for 15.6% in the third quarter of 2024. In addition, a number of traditional financial services, such as banking, bill payment and investing, have become widely available online. A November 2024 report by the American Bankers Association found that approximately 77% of bank customers in a U.S. sample have used mobile apps or online banking as a means of accessing banking services in the past 12 months. This level of use highlights the extent to which consumers now accept the internet for conducting their financial transactions and are willing to entrust their financial information to online companies. We believe the increased acceptance of online financial services has led to an increased demand for online lending and financing, the benefits of which include customer privacy, easy access, security, 24/7 availability to apply for a loan or financing, speed of funding and transparency of fees and interest.

We use the internet to serve the large and growing number of underbanked consumers and small businesses that have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. In its Report on the Economic Well-Being of U.S. Households in 2023 published in May 2024, the Federal Reserve noted that relatively small, unexpected expenses, such as a car repair or a modest medical bill, can be a hardship for many families and that, when faced with a hypothetical expense of $400, 37 percent of adults said they could not cover it completely using cash, savings or a credit card paid off at the end of the month, revealing the need for alternative sources. According to a 2024 chart by the FDIC, a sizable portion of the population (18%) is unbanked or underbanked. In 2024, the Federal Reserve reported a 1% decrease in the origination of new consumer credit over the past 12 months.

Small businesses are also impeded by a lack of access to credit from traditional lenders. According to a 2024 study by the Federal Reserve Banks, 53% of employer firms used personal funds to address their business’s financial challenges. Online lending and funding options have emerged as a solution for small businesses that are seeking capital.

We believe that consumers and small businesses seek online lending services for numerous reasons, including because they often:

•
prefer the simplicity, transparency and convenience of these services;
•
require access to financial services outside of normal financial services storefront hours;
•
have an immediate need for cash for financial challenges and unexpected expenses;
•
have been unable to access certain traditional lending or other credit services; and
•
seek an alternative to the high cost of bank overdraft fees, credit card and other late payment fees and utility late payment fees or disconnect and reconnection fees.

Our Customers

Our non-prime consumer base is comprised largely of individuals who earn an average annual income of $39,000 in the United States. The non-prime lending market is sizable in the United States and Brazil. We estimate there is a $78 billion consumer lending opportunity market in the United States. In Brazil, we estimate there to be a $43 billion consumer loans market. Small business lending is also an attractive market opportunity, with an estimated total U.S. small business loan market of $308 billion. Tighter banking regulations have forced banks to vacate the U.S. market for loans under $1 million. According to a 2021 study by the Federal Reserve Banks, loans under $250 thousand accounted for 75% of all small business loan applications. Our small business customers have median annual sales of approximately $599 thousand and an average operating history of 11.3 years.

Our Competitive Strengths

We believe that the following competitive strengths position us well for continued growth:

•
Significant operating history and first mover advantage. As an early entrant in the online lending sector, we have accumulated more than 85 terabytes of currently accessible consumer behavior data from more than 65 million transactions. This database allows us to market to a customer base with an established borrowing history as well as to better evaluate and underwrite new customers, leading to better loan performance. In order to develop a comparable database, we believe that competitors would need to incur high marketing and customer acquisition costs, overcome customer brand loyalties and have sufficient capital to withstand higher early losses associated with unseasoned loan portfolios. Additionally, we are licensed in all jurisdictions that require licensing and believe that it would be difficult and time-consuming for a new entrant to obtain such licenses. We have also created strong brand recognition over our more than 20 years of operating history and we continue to invest in our brands, such as CashNetUSA, NetCredit, OnDeck, Headway Capital, Simplic and Pangea, to further increase our visibility.
•
Proprietary analytics, data and underwriting. We have developed a fully integrated decision engine that evaluates and rapidly makes credit and other determinations throughout the customer relationship, including automated decisions regarding marketing, underwriting, customer contact and collections. Our decision engine currently handles more than 100 algorithms and over 1,000 variables. These algorithms are constantly monitored, validated, updated and optimized to continuously improve our operations. Our machine learning-enabled proprietary models are built on over 20 years of lending history, using advanced statistical methods that take into account our experience with the millions of transactions we have processed during that time and the use of data from numerous third-party sources. Since we designed our system specifically for our specialized products, we believe our system provides more predictive assessments of future loan behavior than traditional credit assessments, such as the Fair Isaac Corporation score (“FICO score”), and therefore, results in better evaluation of our customer base. With OnDeck, we have a loan decision process, including the proprietary OnDeck Score®, which provides us with significant visibility and predictability to assess the creditworthiness of small businesses and allows us to better serve more customers across more industries.
•
Scalable and flexible technology platforms. Our proprietary technology platforms are designed to be powerful enough to handle the large volume of data required to evaluate customer applications and flexible enough to capitalize on changing customer preferences, market trends and regulatory requirements. These platforms have enabled us to achieve significant growth as we expanded our product offerings. We began offering installment loans in the United States in 2008, then added line of credit products in 2010 and have experienced significant growth since. Due to the scalability of our platform, we were able to achieve this growth without significant investment in additional infrastructure, and over the past three years, capital expenditures have averaged only 2.1% of revenue per year. We expect our advanced technology and underwriting platform to help continue to drive significant growth in our business.
•
Customer First approach. We believe that non-prime credit consumers and small businesses are not adequately served by traditional lenders. To better serve these consumers and small businesses, we use customer-focused business practices, including extended-hours availability of our customer service team by phone, email and web chat. We continuously work to improve customer satisfaction by evaluating information from website analytics, customer surveys, contact center feedback and focus groups. Our contact center teams receive training on a regular basis and are monitored by quality assurance managers. We believe customers who wish to access credit or financing again often return to us because of our dedication to customer service, the transparency of our fees and interest charges and our adherence to trade association “best practices.” As of January 2025, NetCredit, CashNetUSA, OnDeck and Headway Capital have Excellent TrustScores of 4.8, 4.7, 4.5 and 4.6, respectively, on Trustpilot. Trustpilot is an online customer review platform that hosts 300+ million reviews of businesses worldwide who use it for insights into customer satisfaction. A TrustScore is calculated on a scale from 1 to 5 giving more weight to newer reviews. Each brand’s score is at the upper end of customer satisfaction ratings in the non-bank financial services industry. OnDeck and CashNetUSA have also achieved an A+ rating from the Better Business Bureau.
•
Diligent regulatory compliance. We conduct our business in a highly regulated industry. We are focused on regulatory compliance and have devoted significant resources to comply with laws that apply to us in each of the jurisdictions in which we operate, including laws and regulations relating to interest, fees, loan durations and renewals or extensions, loan amounts, disclosures and underwriting requirements. Our compliance experience and proprietary technology platform allow us to launch new products and to enter new geographic regions with a focus on compliance with applicable laws and customer protection. We are members of industry trade groups, including the Online Lenders Alliance in the United States, which has promulgated “best practices” for our industry that we have adopted, and the Innovative Lending Platform Association, a leading trade organization representing a diverse group of online lending and service companies serving small businesses. The flexibility of our online platform enables us to rapidly adapt our products as necessary to comply with changes in regulation, without the need for costly and time-consuming retraining of store-based employees and other expenses faced by our storefront competitors.

•
Proven history of growth and profitability. Over the last five years, we grew the principal balance of our loans and finance receivables at a compound annual growth rate of 27.7%, from $1,121.4 million as of December 31, 2019 to $3,810.4 million as of December 31, 2024. Over the same period, our revenue grew at a compound annual growth rate of 17.7%, from $1,174.8 million in 2019 to $2,657.8 million in 2024 and our net income from continuing operations grew at a compound annual growth rate of 10.3%, from $128.0 million in 2019 to $209.4 million in 2024, and our net income from continuing operations as a percent of revenue was 7.9% in 2024 compared to 10.9% in 2019. Adjusted EBITDA, a non-GAAP measure, grew at a compound annual growth rate of 19.0%, from $275.6 million in 2019 to $657.1 million in 2024 and adjusted EBITDA as a percent of revenue increased from 23.5% in 2019 to 24.7% in 2024.
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

Our Growth Strategy

•
Increase penetration in existing markets through strong brands and direct marketing. While we have some of the most well-known online lending brands in the markets where we currently operate, we believe that we have directly reached only a small number of potential customers for our products and services. Our TV and digital advertising have raised awareness for our brands, improving effectiveness in both direct and indirect channels. In addition to our strong online and direct mail acquisition activities, our consumer and small business lending businesses both partner with marketplaces and other marketing service providers to grow our customer base. We believe our competitors – banks as well as smaller and less sophisticated online and store-based lenders – struggle to adapt to evolving customer preferences and marketing regulatory requirements, giving us the opportunity to continue to gain significant market share.
•
Introduce new products and services. We plan to attract new categories of consumers and small businesses not well served by traditional lenders through the introduction of new products and services. We have introduced new products and customer-friendly product features to meet customer demand for timely, flexible credit options including installment loans, line of credit accounts, and small business loans and financing, many of which offer risk-tiered rate structures and some that offer performance-based rate reduction features. We also offer international money transfer services for people working in the U.S. sending money to people overseas. All of these leverage our analytics expertise and our flexible and scalable technology platform. One of our first, industry changing product introductions was offering short-term unsecured installment loans and line of credit accounts to working people who previously were limited to two-week loans, bank overdrafts, or pawn loans. Next, starting over ten years ago, our NetCredit business began offering one of the first longer duration installment loan products reporting to major credit-reporting agencies for near-prime consumers in the U.S. and, in 2019, we launched a line of credit product for that market with a performance-based fee reduction feature. In 2014, we launched our business in Brazil, where we arrange installment loans with convenient repayment features for borrowers in partnership with a third-party lender. In October 2020, we acquired OnDeck, a small business lending company, to expand our small business lending and funding offerings in the U.S., joining it with our line of credit product from Headway Capital (established in 2014). In 2016, we launched a program for chartered banks where we provide technology, loan servicing and marketing services to banks to allow them to offer unsecured consumer installment loans and line of credit accounts; with the acquisition of OnDeck, the program expanded to small business installment loans and line of credit accounts. In March 2021, we added international money transfer services with the acquisition of Pangea, which provides mobile international money transfer services to customers in the U.S. We intend to continue to evaluate and offer new products and services that complement our online specialty financial services in order to meet the growing needs of consumers and small businesses.

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

The key elements of our technology platforms include:

•
Scalable Information Technology infrastructure. Our Information Technology infrastructure allows us to meet customer demand and accommodate business growth. Our services rely on accessing, evaluating and creating large volumes of data including, for example, information collected from over 74 million credit reports during 2024. This rich dataset has grown significantly over our more than 20 year history and will continue to grow as our business expands. We believe that our scalable IT infrastructure enables us to meet substantial growth demands.
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

Proprietary Data and Analytics

Decision Engine

We have developed a fully integrated decision engine that evaluates and rapidly makes credit and other determinations throughout the customer relationship, including automated decisions regarding marketing, fraud, underwriting, customer contact and collections that leverage artificial intelligence and machine learning-enabled models. Our decision engine currently handles more than 100 algorithms and over 1,000 variables. The algorithms in use are constantly monitored, validated, updated and optimized to continuously improve our operations. In order to support the daily running and ongoing improvement of our decision engine, we have assembled a highly skilled team of nearly 90 data and analytics professionals as of December 31, 2024.

Proprietary Data, Models and Underwriting

Our proprietary models are built on more than 20 years of history, using advanced statistical methods that take into account our experience with the millions of transactions we have processed during that time and the use of data from numerous third-party sources. We continually update our machine learning-enabled underwriting models to manage risk of defaults and to structure loan and financing terms. Our system completes these assessments within seconds of receiving the customer’s data.

Our underwriting systems are able to assess risks associated with each customer individually based on specific customer information and historical trends in our portfolio. We use a combination of numerous factors when evaluating a potential consumer loan applicant, which may include a consumer’s income, rent or mortgage payment amount, employment history, external credit reporting agency scores, amount and status of outstanding debt and other recurring expenditures, fraud reports, repayment history, charge-off history and the length of time the customer has lived at his or her current address. While the relative weight or importance of the specific variables that we consider when underwriting a loan changes from product to product, generally, the key factors that we consider for loans include monthly gross income, disposable income, length of employment, duration of residency, credit report history and prior loan performance history if the applicant is a returning customer. Similar factors are considered for small business loan applicants and also include length of time in business, online business reviews, and sales volumes. Our customer base for consumer loans is predominantly in the low to fair range of FICO scores, with scores generally between 500 and 680 for most of our loan products. We generally do not take into account a potential customer’s FICO score when deciding whether to make a loan. A Vantage-Score is one of the factors in our credit models for our near-prime loan products in the United States. Since we designed our system specifically for our specialized products, we believe our system provides more predictive assessments of future payment behavior and results in better evaluation of our customer base when compared to traditional credit assessments, such as a FICO score. In the small business space, we utilize the OnDeck Score® in our decision models, which incorporates small business credit scores from various commercial credit bureaus, the cash flow data of the small business and the personal credit attributes of the business’ owner(s).

Fraud Prevention

Our fraud prevention system is built from in-depth analysis of previous fraud incidences and information from third-party data sources. To ensure sustainable growth, our fraud prevention team has built systems and processes that leverage artificial intelligence and machine learning-enabled models to detect fraud trends, identify fraudulent applications and learn from past fraudulent cases.

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

Marketing

We use a multi-channel approach to marketing our online loans and financing products, with both broad-reach and highly-targeted channels, including television, digital, direct mail, telemarketing and partner marketing (which includes lead providers, independent brokers and marketing affiliates). The goal of our marketing is to promote our brands and products in the online lending marketplace and to directly acquire new customers at low cost. Our marketing has successfully built strong awareness of and preference for our brands, as our products have achieved market leadership through the following:

•
Traditional advertising. We use television, direct mail and radio advertisements, supported by technology infrastructure and key vendors, to drive and optimize website traffic and loan volume. We believe our investments through these channels have helped create strong brand awareness and preference in the customer segments and markets we serve.
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

Customer Service

We believe that our in-house contact center and our emphasis on superior customer service are significant contributors to our growth. To best serve our consumers and small businesses, we use customer-oriented business practices, such as offering extended-hours customer service. We continuously work to improve our customers’ experience and satisfaction by evaluating information from website analytics, customer satisfaction surveys, contact center feedback, call monitoring and focus groups. Our contact center teams receive training on a regular basis, are monitored by quality assurance managers and adhere to rigorous internal service-level agreements. We do not outsource our contact center operations, except for our Simplic and Pangea businesses.

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

Competition

We have many competitors. Our principal competitors are consumer and small business loan and finance companies, CSOs, online lenders, credit card companies, auto title lenders and other financial institutions that offer similar financial products and services, including loans on an unsecured as well as a secured basis. We believe that there is also indirect competition to some of our products, including bank overdraft facilities and banks’ and retailers’ insufficient funds policies, many of which may be more expensive alternative approaches for consumers and small businesses to cover their bills and expenses than the consumer and small business loan and financing products we offer. Some of our U.S. competitors operate using other business models, including a “tribal model” where the lender follows the laws of a Native American tribe regardless of the state in which the customer resides.

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

Intellectual Property

Protecting our rights to our intellectual property is critical, as it enhances our ability to offer distinctive services and products to our customers, which differentiates us from our competitors. We rely on a combination of trademark laws and trade secret protections in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect the intellectual property rights related to our proprietary analytics, predictive underwriting models, tradenames and marks and software systems. We have several registered trademarks, including NetCredit, CashNetUSA and our “e” logo. OnDeck also has registered trademarks in the United States, including “OnDeck,” “OnDeck Score” and the OnDeck logo. These trademarks have varying expiration dates, and we believe they are materially important to us and we anticipate maintaining them and renewing them.

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

Operations

Management and Personnel

Executive Officers

Our executive officers, and information about each as of December 31, 2024, are listed below.

NAME	POSITION WITH ENOVA	AGE
David Fisher	Chief Executive Officer	55
Kirk Chartier	Chief Strategy Officer	61
Steven Cunningham	Chief Financial Officer	55
Sean Rahilly	General Counsel & Chief Compliance Officer	51

There are no family relationships among any of the officers named above. Each officer of Enova holds office from the date of appointment until removal or termination of employment with Enova. Set forth below is additional information regarding the executive officers identified above.

David Fisher has served as our Chief Executive Officer since January 29, 2013 when he joined Enova. Mr. Fisher has also served as a Director since February 11, 2013. Prior to joining Enova, Mr. Fisher was Chief Executive Officer of optionsXpress Holdings, Inc., or optionsXpress, from October 2007 until The Charles Schwab Corporation (“Schwab”), acquired the business in September 2011. Following the acquisition, Mr. Fisher served as President of optionsXpress until March 2012. Mr. Fisher also served as the President of optionsXpress from March 2007 to October 2007 and as the Chief Financial Officer of optionsXpress from August 2004 to March 2007. Prior to joining optionsXpress, Mr. Fisher served as Chief Financial Officer of Potbelly Sandwich Works from February 2001 to July 2004, and before that in the roles of Chief Financial Officer and General Counsel for Prism Financial Corporation. In addition, Mr. Fisher currently serves on the Board of Directors of GoHealth, Inc., Meridian International and Friss fraudebestrijding. Mr. Fisher previously served on the Boards of Directors of Fathom Digital Manufacturing Corporation, optionsXpress, CBOE Holdings, Inc., InnerWorkings, Inc., GrubHub, Inc. and Just Eat Takeaway.com N.V. Mr. Fisher received a Bachelor of Science degree in Finance from the University of Illinois and a law degree from Northwestern University School of Law.

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

Human Capital

Our Workforce. Our employees are primarily located in the United States, with a portion of our workforce in Mexico and Brazil. As of December 31, 2024, we had 1,787 employees, with 1,742 of our employees located in the United States. None of our employees are currently covered by a collective bargaining agreement or represented by an employee union. We believe we have one of the most skilled and talented teams of professionals in the industry. Our employees have exceptional educational backgrounds, with numerous post-graduate and undergraduate degrees in science, technology, engineering, and mathematics fields. We hire and develop a diverse range of top talent from graduate and undergraduate programs at premier institutions as well as from coding bootcamps such as Code Platoon. The extensive education of our team is complemented by the experience our leadership team obtained at leading financial services companies and technology firms such as optionsXpress, Discover Financial Services, First American Bank, JPMorgan Chase and Groupon.

We are committed to fostering a culture where everyone is treated equitably and fairly, with a sense of belonging, community and value. We believe this is important to all aspects of our business, including our goal to attract, develop and retain top talent. Our business is better when we have a team of people with diverse backgrounds, experiences, talents, skills and perspectives contributing to our success, enhancing our ability to deliver world-class products and exceptional customer service to our diverse customer base.

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

Debt Collection Practices. We use the Fair Debt Collection Practices Act (“FDCPA”) as a guide in connection with operating our collection activities. We are also required to comply with all applicable state collection practices laws.

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

In October 2017, the CFPB issued its final rule entitled “Payday, Vehicle Title, and Certain High-Cost Installment Loans” (the “Small Dollar Rule”), which covers certain consumer loans that we offer. The Small Dollar Rule initially required that lenders who make short-term loans and longer-term loans with balloon payments reasonably determine consumers’ ability to repay (“ATR”) the loans according to their terms before issuing the loans. The Small Dollar Rule also introduced new limitations on repayment processes for those lenders as well as lenders of other longer-term loans with an annual percentage rate greater than 36 percent that include an ACH authorization or similar payment provision. If a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. For loans covered by the Small Dollar Rule, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed withdrawal attempts. On July 7, 2020, the CFPB issued a final rule rescinding the ATR provisions of the Small Dollar Rule along with related provisions, such as the establishment of registered information systems for checking ATR and reporting loan activity. The payment provisions of the Small Dollar Rule remained in place. In April 2018, an action was filed against the CFPB making a constitutional challenge to the Small Dollar Rule. After appeals to the Fifth Circuit and Supreme Court and a stay of the compliance date, on May 16, 2024, the Supreme Court upheld the constitutionality of the funding structure of the CFPB and remanded the case back to the Fifth Circuit. On June 19, 2024, the Fifth Circuit declared that the CFPB’s funding structure and Small Dollar Rule are constitutional. On July 3, 2024, the CFSA filed a petition for rehearing en banc that was denied by the Court. On November 25, 2024, the Fifth Circuit clarified that the stay of the compliance date of the Small Dollar Rule expires on March 30, 2025. We will make certain changes to our payment processes and customer notifications in our U.S. consumer lending business to meet the compliance date. If we are not able to execute these changes effectively because of unexpected complexities, costs or otherwise, we cannot guarantee that the Small Dollar Rule will not have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows. The Small Dollar Rule may be impacted by recent executive orders and directives, including instructions issued to CFPB staff on February 3, 2025 to suspend the effective dates of final rules.

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

As a result of the issues giving rise to the Consent Order, we implemented enhanced policies and procedures designed to prevent the prohibited actions. We continue to enhance our compliance management system and internal controls as well as our technology platform to address the issues noted above.

Enova continues to monitor and optimize its compliance program with respect to the Consent Order requirements, leveraging monitoring, testing and audit of its compliance program and payment processes. The aforementioned changes have not had a material impact on our financial results, nor do we expect them to have a material impact on future financial results.

For further discussion of the CFPB and its regulatory, supervisory and enforcement powers, see “Risk Factors—Risks Related to Our Business and Industry—The Consumer Financial Protection Bureau has supervisory authority over our U.S. consumer businesses that could have a significant impact on our U.S. business” in Part I, Item 1A of this report.

U.S. State Regulation

Our consumer lending business is regulated under a variety of state statutes, all of which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of the date of this report, we offer or arrange consumer loans in 37 states that have specific statutes and regulations that enable us to offer economically viable products. We currently do not offer consumer loans in the remaining states because we do not believe it is economically feasible to operate in those jurisdictions due to specific statutory or regulatory restrictions, such as interest rate ceilings, caps on the fees that may be charged, or costly operational requirements. However, we may later offer our consumer products or services in any of these states if we believe doing so may become economically viable because of changes in applicable statutes or regulations or if we determine we can broaden our product offerings to operate under existing laws and regulations.

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

We must also comply with state restrictions on the use of lead providers. In the past, several states took actions that caused us to discontinue the use of lead providers in those states. Other states may propose or enact similar restrictions on lead providers in the future.

A variety of states have recently enacted legislation related to consumer data privacy. The laws have varying consumer protections, including the right to access and delete personal information and to opt-out of the sale of personal information. Other states may propose or enact similar laws in the future.

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
•
The CFPB has supervisory authority over our U.S. consumer businesses that could have a significant impact on our U.S. business.
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
•
Significant changes in international laws or regulations or a deterioration of the political, regulatory or economic environment of Brazil, or any other country in which we may begin operations, could affect our operations in these countries.
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
•
Increased competition from banks, credit card companies, other consumer and small business lenders, and other entities offering similar financial products and services could adversely affect our business, prospects, results of operations, financial condition and cash flows.
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
•
Our U.S. consumer loan and small business financing businesses are seasonal in nature, which causes our cash flows to fluctuate over the year.
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

Risk Related to Our Common Stock and the Securities Market

•
Certain provisions of our restated certificate of incorporation, amended and restated bylaws and Delaware law may discourage takeovers.
•
The market price of our shares may fluctuate widely.
•
If securities or industry analysts publish research that is unfavorable about our business, our stock price and trading volume could decline.
•
We do not anticipate paying any dividends on our common stock in the foreseeable future.
•
Our restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

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

Our products and services are subject to extensive regulation, supervision and licensing under various federal, state, local and international statutes, ordinances, regulations, rules and guidance. For example, our loan products may be subject to requirements that generally mandate licensing or authorization as a lender or as a CSO; establish limits on the amount, duration, renewals or extensions of and charges for (including interest rates and fees) various categories of loans; direct the form and content of our loan contracts and other documentation; restrict collection practices; outline underwriting requirements and subject us to periodic examination and ongoing supervision by regulatory authorities, among other things. We must comply with federal laws, such as TILA, ECOA, FCRA, EFTA, GLBA and Title X of the Dodd-Frank Act, among others, as well as regulations adopted to implement those laws. In addition, our marketing and disclosure efforts and the representations made about our products and services are subject to unfair and deceptive practice statutes, including the FTC Act, the TCPA and the CAN-SPAM Act of 2003 in the United States and analogous state statutes under which the FTC, the CFPB, state attorneys general or private plaintiffs may bring legal actions.

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

The regulatory environment in which we conduct our business is extensive and complex. From time to time we become aware of instances where our products and services have not fully complied with requirements under applicable laws and regulations or applicable contracts. Determinations of compliance with applicable requirements or contracts, such as those discussed above, can be highly technical and subject to varying interpretations. When we become aware of such an instance, products or services that may not be in compliance with applicable laws, whether as a result of our compliance reviews, regulatory inquiry, customer complaint or otherwise, we generally conduct a review of the activity in question and determine how to address it, such as modifying the product, making customer refunds or providing additional disclosure. We also evaluate whether reports or other notices to regulators are required and provide notice to regulators whenever required. In some cases, we have decided and will decide to take corrective action even after applicable statutory or regulatory cure periods have expired, and in other cases we have notified regulators even where such notification may not have been required. Regulators or customers reviewing such incidents or remedial activities may interpret the laws, regulations and customer contracts differently than we have, or may take regulatory action against us or bring private litigation against us notwithstanding the corrective measures we have taken. This may be the case even if we no longer offer the product or service in question.

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

Additionally, we may expand into complementary businesses that engage in financial, consumer credit transactions or lending services that may involve products or services that we do not currently offer, or we may implement the use of new technologies in our existing businesses and products, such as artificial intelligence-based technologies, all of which may be subject to a variety of statutes, laws and regulatory requirements in addition to those laws and regulations currently applicable to our operations. This may impose increased costs or restrictions on the manner in which we currently conduct our businesses or increase our exposure to regulatory risks and liabilities.

Our failure to comply with any regulations, rules or guidance applicable to our business could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows and could prohibit or directly or indirectly impair our ability to continue current operations. See “—Current and future litigation or regulatory proceedings could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.”

The lending and financing industry continues to be targeted by new laws and regulations in many jurisdictions that could restrict the lending and financing products and services we offer, impose additional compliance costs on us, render our current operations unprofitable or even prohibit our current operations.

Governments at the national, state and local levels, as well as international governments, may seek to impose new laws, regulatory restrictions or licensing requirements that affect the products or services we offer, the terms on which we may offer them, and the disclosure, compliance and reporting obligations we must fulfill in connection with our lending and financing business. They may also interpret or enforce existing requirements in new ways that could restrict our ability to continue our current methods of operation or to expand operations and impose significant additional compliance costs, which could have a negative effect on our business, prospects, results of operations, financial condition and cash flows. In some cases, these measures could even directly prohibit some or all of our current business activities in certain jurisdictions or render them unprofitable and/or impractical to continue.

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

Certain consumer advocacy groups and federal and state legislators and regulators have advocated that laws and regulations should be tightened so as to severely limit, if not eliminate, the type of loan products and services we offer to consumers, and this has resulted in both the executive and legislative branches of the U.S. federal government and state governmental bodies exhibiting an interest in debating legislation that could further regulate consumer and/or small business loan products and services such as those that we offer. The U.S. Congress, as well as other similar federal, state and local bodies and similar international governmental authorities, have debated, and may in the future adopt, legislation or regulations that could, among other things, place a cap (or decrease a current cap) on the interest or fees that we can charge or a cap on the effective annual percentage rate that limits the amount of interest or fees that may be charged; limit origination fees for loans; require changes to our underwriting or collections practices; require lenders to be bonded or to report consumer loan activity to databases designed to monitor or restrict consumer borrowing activity; impose “cooling off” periods between the time a loan is paid off and another loan is obtained or prohibit us from providing any of our consumer loan products in the United States to active duty members of the U.S. military, reservists and members of the National Guard and their immediate families.

Furthermore, legislative or regulatory actions may be influenced by negative perceptions of us and our industry, even if such negative perceptions are inaccurate, attributable to conduct by third parties not affiliated with us (such as other industry members), or attributable to matters not specific to our industry.

We cannot currently assess the likelihood of any future unfavorable federal, state, local or international legislation or regulations being enacted that could materially affect our products and services. We closely monitor proposed legislation in jurisdictions where we offer our loan products. Additional legislative or regulatory provisions could be enacted that could severely restrict, prohibit or eliminate our ability to offer a consumer or small business loan or financing product. In addition, U.S. state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes, that could adversely affect the way we do business and may force us to terminate or modify our operations in particular states or affect our ability to obtain new licenses or renew the licenses we hold.

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

The Consumer Financial Protection Bureau has supervisory authority over our U.S. consumer businesses that could have a significant impact on our U.S. business.

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

In October 2017, the CFPB issued the Small Dollar Rule, which covers certain consumer loans that we offer. The Small Dollar Rule initially required that lenders who make short-term loans and longer-term loans with balloon payments reasonably determine consumers’ ability to repay the loans according to their terms before issuing the loans. The Small Dollar Rule also introduced new limitations on repayment processes for those lenders as well as lenders of other longer-term loans with an annual percentage rate greater than 36 percent that include an ACH authorization or similar payment provision. If a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. For loans covered by the Small Dollar Rule, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed withdrawal attempts. On July 7, 2020, the CFPB issued a final rule rescinding the ATR provisions of the Small Dollar Rule along with related provisions, such as the establishment of registered information systems for checking ATR and reporting loan activity. The payment provisions of the Small

Dollar Rule remained in place. In April 2018, an action was filed against the CFPB making a constitutional challenge to the Small Dollar Rule. After appeals to the Fifth Circuit and Supreme Court and a stay of the compliance date, on May 16, 2024, the Supreme Court upheld the constitutionality of the funding structure of the CFPB and remanded the case back to the Fifth Circuit. On June 19, 2024, the Fifth Circuit declared that the CFPB’s funding structure and Small Dollar Rule are constitutional. On July 3, 2024, the CFSA filed a petition for rehearing en banc that was denied by the Court. On November 25, 2024, the Fifth Circuit clarified that the stay of the compliance date of the Small Dollar Rule expires on March 30, 2025. We will make certain changes to our payment processes and customer notifications in our U.S. consumer lending business to meet the compliance date. If we are not able to execute these changes effectively because of unexpected complexities, costs or otherwise, we cannot guarantee that the Small Dollar Rule will not have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows. The Small Dollar Rule may be impacted by recent executive orders and directives, including instructions issued to CFPB staff on February 3, 2025 to suspend the effective dates of final rules.

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

In the past we have ceased business in, restricted our operations in, or chosen not to begin business in, certain jurisdictions due to regulatory restrictions which render our operations impermissible, unprofitable or impractical. In addition, because we are in some cases subject to state/provincial and local regulation in addition to federal/national regulation, we may restrict or discontinue business in certain jurisdictions within countries where we are otherwise active. For example, as of December 31, 2024, we did not offer or arrange consumer loans in 13 U.S. states because we do not believe it is economically feasible to operate in those jurisdictions due to specific statutory or regulatory restrictions, such as interest rate ceilings or caps on the fees that may be charged.

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

Our access to payment processing systems could be impaired as a result of actions by regulators to cut off the access to payment processing systems to short-term consumer lenders or by rule changes by the National Automated Clearinghouse Association

(“NACHA”), which oversees the ACH network. The limited number of financial institutions we depend on may choose to discontinue providing ACH processing, remotely created check processing and similar services to us. If our access to any of these means of payment processing is impaired, we may find it difficult or impossible to continue some or all of our business, which could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows. If we are unable to maintain access to needed services on favorable terms, we would have to materially alter, or possibly discontinue, some or all of our business if alternative processors are not available.

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

Effective November 30, 2021, CFPB rules went into effect that apply to third-party debt collectors covered by the FDCPA. The rules (a) clarify the times and places at which a debt collector may communicate with a consumer; (b) require collectors to provide a channel-specific opt-out mechanism for debtors in all text messages and emails; (c) provide that a debt collector is presumed to violate the rule if it places a telephone call to a person more than 7 times within a 7-day period or within 7 days after a telephone conversation with the debtor; (d) include prohibitions against taking or threatening legal action on time-barred debt outside of proofs of claim filed in bankruptcy proceedings; (e) require debt collectors to speak to a consumer in person or by phone or send a letter or electronic message and wait a reasonable period of time before furnishing information to a credit reporting agency; and (f) adopts a set of specifications for the information that should be included in debt validation notices and when and how the validation notice should be provided to consumers. Creditors and other first-party collectors are not subject to the final rules, but they will impact Enova’s third-party collectors and debt buyers. Restrictions on our third-party debt collectors or that apply to our attempts to collect debt originated by other lenders, may have an adverse impact on our U.S. products and services.

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

In addition, we do business with third parties who are not part of our ISO program, including third parties who may refer potential customers to us. Although such third parties are solely intended to refer to our internal processes, we are exposed to the risks of potential misleading or disreputable behavior from these third parties as well as from our ISOs.

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

Our operations in the State of California are subject to the California Consumer Privacy Act of 2018 (“CCPA”), which came into effect on January 1, 2020 and expanded the privacy rights of California residents and regulates the sharing of consumer information of California residents. On November 3, 2020, Californians voted to approve Proposition 24, a ballot measure that created the California Privacy Rights Act (“CPRA”). The CPRA amended and expanded the rights and obligations under the CCPA. Most of the CPRA’s substantive provisions took effect on January 1, 2023, and we must comply with both the CCPA and the CPRA. Compliance with the CCPA and the CPRA has increased the cost of conducting business in California, and we could see increased litigation costs as a result of the enactment of these laws. Several other states have passed legislation regarding data privacy and use, which could create more risks and potential costs.

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

In January 2025, the Republican party took control of the Senate and retained control of the House of Representatives, and Donald Trump was inaugurated as President of the United States. The Trump administration has publicly discussed meaningful changes to staffing, structure and funding for regulatory bodies with authority over Enova businesses, changes in regulatory and tax burdens on individuals and small businesses, and changes in immigration policies. We are unable to predict at this time the likelihood or effect of any such policy or structural changes or any new legislation or regulations.

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

We include arbitration provisions in our consumer and small business loan and financing agreements. These provisions are designed to allow us to resolve any customer disputes through individual arbitration rather than in court and explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. Thus, our arbitration agreements, if enforced, have the effect of shielding us from class action liability. Our arbitration agreements do not generally have any impact on regulatory enforcement proceedings. We take the position that the arbitration provisions in loan and financing agreements, including class action waivers, are valid and enforceable; however, the enforceability of arbitration provisions is often challenged in court. If those challenges are successful, our arbitration and class action waiver provisions could be unenforceable, which could subject us to additional litigation, including additional class action litigation.

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

Significant changes in international laws or regulations or a deterioration of the political, regulatory or economic environment of Brazil, or any other country in which we may begin operations, could affect our operations in these countries.

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

In states that do not require a license to make commercial loans, we make certain small business loans directly to customers pursuant to a specific state’s law. However, some states and jurisdictions require a license to make or solicit certain commercial loans in that state or jurisdiction and/or may not honor the choice of another state’s law. These states assert either that their own licensing laws and requirements should generally apply to: (i) all commercial loans made by nonbanks to residents of their state; or (ii) apply to commercial loans made by nonbanks to residents of their state of certain principal amounts or with certain interest rates or other terms. In such states and jurisdictions and in some other circumstances, certain of our small business loans are originated by an issuing bank partner, which is not subject to state licensing, and offered to us for sale. With respect to OnDeck loans, a bank currently originates all loans in certain states as well as some loans to customers in other states and jurisdictions. These bank originated loans are governed by Utah law, the law of the issuing bank partner’s home state. The remainder of OnDeck loans provide that they are governed by Virginia or Utah law. Loans originated by our issuing bank partner are generally priced the same as loans originated by us under Virginia or Utah law. While the other U.S. states where we originate loans currently honor our choice of law, future legal changes could result in any one or more of those states no longer honoring our choice of law or introducing a new licensing regime applicable to our business. In that case, we could potentially address the legal change by altering the terms of our loans, curtailing our originations, or placing more loans through our issuing bank partner.

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

As of December 31, 2024, we operated programs with five separate bank partners, with purchases under these programs representing 32% of our consolidated originations and purchases for the year ended December 31, 2024. If our relationship with an issuing bank partner of commercial and consumer loans were to end or if any other issuing bank partner were to cease operations, we would either need to find a replacement financial institution with which to enter into a similar arrangement or we would need to obtain individual federal, state or local lending licenses and otherwise comply with the laws of those jurisdictions in order to make loans in those jurisdictions. Even if we were able to obtain the necessary licenses in those jurisdictions, compliance with the laws, rules and regulations of those jurisdictions could be costly and, depending on the terms of the loans, the interest rates or other loan terms and practices applicable to loans in those jurisdictions might be subject to limits, prohibitions or restrictions. If we were unable to maintain the necessary relationships, unable to obtain the necessary licenses or unable to otherwise comply with applicable law, or in the absence of a relationship with a bank partner were to determine that compliance with an applicable jurisdiction’s laws is cost-prohibitive, we would be required to (or would seek to voluntarily) discontinue or curtail our business activity, or limit the rates of interest charged on such loans, in those jurisdictions and would face increased costs and compliance burdens.

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

A portion of our consumer installment loan revenue depends in part on the willingness and ability of an unaffiliated third-party lender, through the CSO program, to make loans to customers. We also utilize many other third parties to provide services to facilitate our lending and financing, including in our underwriting and payment processing. In addition, we rely on a third-party lender in connection with our lending business in Brazil. The loss of the relationship with any of these third parties, and an inability to replace them or the failure of these third parties to maintain quality and consistency in their programs or services or to have the ability to provide their products and services, could cause us to lose customers and substantially decrease the revenue and earnings of our business. Our revenue and earnings could also be adversely affected if any of those third-party providers make material changes to the products or services that we rely on. We also use third parties to support and maintain certain of our communication systems and information systems. If a third-party provider fails to provide its products or services, makes material changes to such products and services, does not maintain its quality and consistency or fails to have the ability to provide its products and services, our operations could be disrupted. Any of these events could result in a loss of revenue and could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Our business depends on the uninterrupted operation of our systems and business functions, including our information technology and other business systems, as well as the ability of such systems to support compliance with applicable legal and regulatory requirements.

Our business is highly dependent upon our employees’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as internet support, contact center activities, and processing and servicing of our loans. A shut-down of or inability to access the facilities in which our internet operations and other technology infrastructure are based, such as a power outage, a failure of one or more of our information technology, telecommunications or other systems, or sustained or repeated disruptions of such systems could significantly impair our ability to perform such functions on a timely basis and could result in a deterioration of our ability to underwrite, approve and process loans and finance receivables, provide customer service, perform collections activities, or perform other necessary business functions. Any such interruption could have a materially adverse effect on our business, prospects, results of operations, financial condition and cash flows.

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

We are subject to impairment risk.

At December 31, 2024, we had goodwill totaling $279.3 million on our consolidated balance sheet, all of which represents assets capitalized in connection with acquisitions and business combinations. Accounting for goodwill requires significant management estimates and judgment. Events may occur in the future, and we may not realize the value of our goodwill. Management performs periodic reviews of the carrying value of our goodwill to determine whether events and circumstances indicate that impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill or an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the goodwill or intangible asset would occur, resulting in a non-cash charge, which could adversely affect our results of operations and could also lead to our inability to comply with certain covenants in our financing documents, which could cause a default under those agreements.

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

Other countries in which we operate or have operated, including Brazil, Australia and Canada, and other countries where we intend to operate also have anticorruption laws, which we are, have been or will be subject to.

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

Increased competition from banks, credit card companies, other consumer and small business lenders, and other entities offering similar financial products and services could adversely affect our business, prospects, results of operations, financial condition and cash flows.

We have many competitors. Our principal competitors are consumer and small business loan and finance companies, CSOs, online lenders, credit card companies, auto title lenders and other financial institutions that offer similar financial products and services, including loans on an unsecured as well as a secured basis. Many other financial institutions or other businesses that do not now offer products or services directed toward our traditional customer base, many of whom may be much larger than us, could begin doing so. Significant increases in the number and size of competitors for our business could result in a decrease in the number of loans that we fund or necessitate a change in the terms of the loans that we offer, resulting in lower levels of revenue and earnings in these categories.

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

Attacks may be targeted at us, our customers, or both. Although we devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us and our customers, our security measures may not provide absolute security. Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches, especially because the techniques used by hackers change frequently or may not be recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including third parties outside the Company such as persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. These risks may increase in the future as we continue to increase our mobile and other internet-based product offerings and expand our internal usage of web-based products and applications or expand into new countries. Additionally, the risk of successful cyber-attacks and data breaches may increase with the use of artificial intelligence, which may accelerate such attacks and cause them to evolve more rapidly. If an actual or perceived breach of security occurs, customer and/or supplier perception of the effectiveness of our security measures could be harmed and could result in the loss of customers, suppliers or both. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants.

A successful penetration or circumvention of the security of our systems could cause serious negative consequences, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or systems or those of our customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us. In addition, our applicants provide sensitive information, including bank account information, when applying for loans or financing. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer bank account and other personal information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Data breaches can also occur as a result of non-technical issues. In addition, federal and some state regulators are considering rules and standards to address cybersecurity risks and many U.S. states have already enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and may lead to widespread negative publicity, which may cause customers to lose confidence in the effectiveness of our data security measures.

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

Our paid search activities may not produce (and in the past have not always produced) the desired results. Internet search engines often revise their methodologies, which could adversely affect our organic rankings or paid search results, resulting in a decline in our new customer growth or existing customer retention, difficulty for our customers in using our web and mobile sites, more successful organic rankings, paid search results or tactical execution efforts for our competitors than for us, a slowdown in overall growth in our customer base and the loss of existing customers, and higher costs for acquiring returning customers, which could adversely impact our business. In addition, search engines could implement policies that restrict the ability of consumer finance companies such as us to advertise their services and products, which could preclude companies in our industry from appearing in a favorable location or any location in the organic rankings or paid search results when certain search terms are used by the consumer. For example, Google’s policy prohibits lenders, lead providers and affiliates from advertising certain financial products on Google AdWords. Advertisements for personal loans that require repayment within 60 days, or U.S. loans with an APR of 36 percent or more, are not allowed on Google paid search advertising. In addition, Google requires that advertisements for personal loans contain or link to information about the features, fees, risks and benefits of the advertised loan product.

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

We carry our loans and finance receivables at fair value on the consolidated balance sheets. The fair values of our loans and finance receivables are determined using Level 3 inputs for which changes could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. A variety of factors including, but not limited to, estimated customer default rates, the timing of expected payments, estimated costs to service the portfolio, interest rates, observed credit spreads in the marketplace and valuations of comparable portfolios may ultimately affect the fair values of our loans and finance receivables. Modifications to our assumptions due to the passage of time and more information becoming available could result in material changes to our fair value calculations. These changes to fair value could adversely affect our results of operations. These changes are generally recorded directly to the income statement, which may make our financial statements less comparable to others in the industry that do not record their loan balances under the fair value option.

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

As of December 31, 2024, we had approximately $3,563.5 million of total debt outstanding. Interest expense on our indebtedness totaled $292.7 million during the year ended December 31, 2024. Our level of debt could have important consequences to our stockholders, including:

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

Our ability to make scheduled payments on or refinance prior to maturity our debt obligations will depend on our financial condition and operating performance and our ability to enter into other debt financings, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory, capital markets and other factors beyond our control. We might not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. For information regarding the risks to our business that could impair our ability to satisfy our obligations under our indebtedness, see “Risk Factors—Risks Related to Our Business and Industry.” If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. If we cannot make scheduled payments on our debt, we will be in default, and lenders could declare all outstanding principal and interest to be due and payable, the lenders under our Credit Agreement could terminate their commitments to loan money and we could be forced into bankruptcy or liquidation. The agreements governing our indebtedness restrict our ability to dispose of certain assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial condition, liquidity, results of operations and cash flows and our ability to satisfy our obligations under our indebtedness.

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

Risks Related to our Common Stock and the Securities Market

Certain provisions of our restated certificate of incorporation, amended and restated bylaws and Delaware law may discourage takeovers.

Our restated certificate of incorporation authorizes our Board of Directors to issue preferred stock and to determine the designations, powers, preferences, and relative, participating, optional, or other special rights, if any, and the qualifications, limitations, or restrictions of our preferred stock, including the number of shares, in any series, without any further vote or action by the stockholders. The rights of the holders of our common stock will be subject to the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could delay, deter, or prevent a change in control and could adversely affect the voting power or economic value of our stock.

In addition, some provisions of our restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders, including:

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

We do not anticipate paying any dividends on our common stock in the foreseeable future. Any declaration and payment of future dividends to holders of our common stock may be limited by the provisions of the Delaware General Corporation Law (“DGCL”) and are limited by the terms of the Credit Agreement, 2028 Senior Notes, 2029 Senior Notes and our loan securitization facilities. The future payment of dividends, if permitted, will be at the sole discretion of our Board of Directors and will depend on many factors, including our earnings, capital requirements, financial condition, and other considerations that our Board of Directors deem relevant. As a result, to receive any income or realize a return on their investment, our stockholders will need to sell their shares of common stock.

Our restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the DGCL or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. Our stockholders are deemed to have notice of and have consented to the provisions of our restated certificate of incorporation related to choice of forum. The choice of forum provision in our restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our Board of Directors recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Audit Committee of the Board in conjunction with the Board is actively involved in the oversight of risk, and cybersecurity represents an important component of our overall approach to risk management. Our cybersecurity policies, standards, processes and practices, which are based on recognized frameworks established by the National Institute of Standards and Technology and other applicable industry standards, are fully integrated into our overall risk management. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, integrity and availability of the information that we collect and store by seeking to identify, prevent and mitigate cybersecurity threats and effectively respond to cybersecurity incidents that may occur.

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
•
Collaborative Approach. We use a comprehensive, cross-functional approach to identify, prevent and mitigate cybersecurity threats and incidents, and have implemented procedures designed to promptly escalate certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by senior management in a timely manner.
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

Although we devote significant resources to implementing, maintaining, testing and upgrading our cybersecurity systems and processes, these security measures do not provide absolute security. Despite our efforts to maintain an effective cybersecurity risk management program, it is possible that our cybersecurity risk mitigation and prevention efforts may not be able to adequately mitigate or prevent all possible security breaches, whether because of the use of new techniques that may not be known or recognized, because cyber-attacks can originate from a wide variety of sources, or for other reasons. As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity incident that has materially affected or is reasonably likely to materially affect our business, strategy, results of operations or financial condition; however, there can be no assurance that a cybersecurity incident that could have an adverse material impact on us will not occur in the future. See “Risk Factors—We are subject to cybersecurity risks and security breaches and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.”

Governance

Board and Audit Committee Oversight

The Board, in coordination with the Audit Committee, oversees our risk management process, including the management of risks arising from cybersecurity threats. The Audit Committee receives regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. The Board also receives scheduled periodic reports both directly from management and through the Audit Committee. Our procedures require that the Board and the Audit Committee also receive prompt and timely information regarding any significant cybersecurity incident that meets established reporting thresholds, as well as ongoing updates, until it has been addressed, which allows the Board and Audit Committee to provide comprehensive oversight and guidance on critical cybersecurity issues. On a periodic basis, the Board and the

Audit Committee discuss our approach to cybersecurity risk management with our Chief Analytics and Technology Officer (“CTO”), IT Risk Management team leader (“Head of IT Risk”) or other members of the IT Risk Management function.

Management’s Role

Our Head of IT Risk, with the CTO’s oversight, is primarily responsible for assessing, monitoring and managing material risks from cybersecurity threats and manages our IT Risk Management team. The Head of IT Risk is currently a Certified Information Systems Security Professional (CISSP), with a Master of Science in Digital Forensic Science and has 18 years of cybersecurity work experience. The members of our IT Risk Management team have an average of five years of cybersecurity work experience with degrees in information technology and computer engineering. The Head of IT Risk works closely with the CTO, including holding bi-weekly meetings, to discuss cybersecurity risks and any changes in our cybersecurity policies and practices. The CTO, Head of IT Risk and IT Risk Management function work collaboratively across our company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents, if any, in accordance with our incident response and recovery plans.

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

Stockholders

There were 237 registered stockholders of record of Enova common stock as of February 13, 2025.

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

Performance Graph

The following graph shows a comparison of the cumulative total shareholder return for our common stock to the returns for the S&P SmallCap 600® Index, representing a broad-based equity market index that we are a part of, and the S&P SmallCap 600® Financials Index, representing an industry-based index that we are a part of, from December 31, 2019 through December 31, 2024. This data assumes an investment of $100 in each of our common stock and the two indices on December 31, 2019 and that all dividends were reinvested. Note that historic performance is not necessarily indicative of future performance.

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/19
3/31/20
6/30/20
9/30/20
12/31/20
3/31/21
6/30/21
9/30/21
12/31/21
3/31/22
6/30/22
9/30/22
12/31/22
3/31/23
6/30/23
9/30/23
12/31/23
3/31/24
6/30/24
9/30/24
12/31/24
Enova International, Inc. (ENVA)
S&P SmallCap 600®
S&P SmallCap 600® Financials

Unregistered Sales of Equity Securities

We did not sell any unregistered securities during the three years ended December 31, 2024.

Issuer Purchases of Equity Securities

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b)(c) (in thousands)
October 1 – October 31, 2024	97,174	$85.66	97,174	$277,055
November 1 – November 30, 2024	101,005	99.42	100,355	267,071
December 1 – December 31, 2024	327,916	98.89	327,916	234,644
Total	526,095	$96.55	525,445	$234,644

(a)
Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 650 shares for the month of November. See Note 12 in the Notes to Consolidated Financial Statements for additional details on the Company’s stock-based compensation plans.
(b)
The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended December 31, 2024, the Company reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accounts payable and accrued expenses on the consolidated balance sheet. All dollar amounts presented in this table exclude such excise taxes.
(c)
On October 24, 2023, the Company announced the Board of Directors authorized a new share repurchase program totaling $300.0 million through December 31, 2024 (the “October 2023 Authorization”). The October 2023 Authorization replaced the previous authorization. On August 12, 2024, the Company announced the Board of Directors authorized a new share repurchase program totaling $300.0 million through December 31, 2025 (the “August 2024 Authorization”). The August 2024 Authorization replaced the October 2023 Authorization. The Company repurchased $255.9 million of common stock under the October 2023 Authorization before it was terminated. All share repurchases made under the August 2024 Authorization and October 2023 Authorization were made through open market transactions. Our share repurchase program is subject to market conditions, does not obligate us to purchase any shares of our common stock, and may be terminated, increased or decreased by the Board of Directors in its discretion at any time.

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

In October 2017, the CFPB issued its final rule entitled “Payday, Vehicle Title, and Certain High-Cost Installment Loans” (the “Small Dollar Rule”), which covers certain consumer loans that we offer. The Small Dollar Rule initially required that lenders who make short-term loans and longer-term loans with balloon payments reasonably determine consumers’ ability to repay (“ATR”) the loans according to their terms before issuing the loans. The Small Dollar Rule also introduced new limitations on repayment processes for those lenders as well as lenders of other longer-term loans with an annual percentage rate greater than 36 percent that include an ACH authorization or similar payment provision. If a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. For loans covered by the Small Dollar Rule, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed withdrawal attempts. On July 7, 2020, the CFPB issued a final rule rescinding the ATR provisions of the Small Dollar Rule along with related provisions, such as the establishment of registered information systems for checking ATR and reporting loan activity. The payment provisions of the Small Dollar Rule remained in place. In April 2018, an action was filed against the CFPB making a constitutional challenge to the Small Dollar Rule. After appeals to the Fifth Circuit and Supreme Court and a stay of the compliance date, on May 16, 2024, the Supreme Court upheld the constitutionality of the funding structure of the CFPB and remanded the case back to the Fifth Circuit. On June 19, 2024, the Fifth Circuit declared that the CFPB’s funding structure and Small Dollar Rule are constitutional. On July 3, 2024, the CFSA filed a petition for rehearing en banc that was denied by the Court. On November 25, 2024, the Fifth Circuit clarified that the stay of the compliance date of the Small Dollar Rule expires on March 30, 2025. We will make certain changes to our payment processes and customer notifications in our U.S. consumer lending business to meet the compliance date. If we are not able to execute these changes effectively because of unexpected complexities, costs or otherwise, we cannot guarantee that the Small Dollar Rule will not have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows. The Small Dollar Rule may be impacted by recent executive orders and directives, including instructions issued to CFPB staff on February 3, 2025 to suspend the effective dates of final rules.

On March 30, 2023, the CFPB issued its final rule to implement Section 1071 of the Dodd-Frank Act. Section 1071 amended the Equal Credit Opportunity Act to require financial institutions to collect and report certain data in connection with credit applications made by small businesses, including women- or minority-owned small businesses, and applies to small business loans that we offer. For loans covered by the small business lending rule, a “covered lender” will be required to collect and report on certain information pursuant to an application for credit. Section 1071 requires covered lenders to collect and report information the financial institution generates and information obtained from the applicant, including the applicant’s minority-owned business status, women-owned business status and LGBTQI+-owned status and the applicant’s principal owners’ ethnicity, race and sex, and expressly prohibits a financial institution from discouraging an applicant from responding to requests for applicant-provided data. On April 26, 2023, the Texas Bankers Association filed an action challenging the rule. The district court entered judgment in favor of the CFPB on the Administrative Procedure Act challenges and the ruling was appealed to the Fifth Circuit. Oral arguments took place on February 3, 2025. Although the CFPB sought a pause on the appeal, the CFPB no longer opposed an earlier motion for a stay and tolling of the compliance dates. The Fifth Circuit ordered the tolling of the compliance deadlines but only to the trade associations litigating the case. Unless that stay is expanded to non-parties, the effective date for Tier 1 institutions, such as our small business loan business, to comply with implementing the regulation is July 18, 2025. Absent further court action or action by the CFPB, the Company’s small business loan business will need to update its application process to appropriately collect, store, and report data required by Section 1071’s implementing regulation. The rule may be impacted by recent executive orders and directives, including instructions issued to CFPB staff on February 3, 2025 to suspend the effective dates of final rules.

State of Washington SSB 6025

In March 2024, the Governor of the State of Washington signed into law a bill that amends the Consumer Loan Act (“CLA”) to add anti-evasion language and a predominant economic interest test for closed-end and open-end loans. In addition, the bill would prohibit engaging in “any activity subject to” the CLA without a license as required by the CLA. The law expands the CLA’s coverage to include any loan made to a “person physically located” in Washington, in addition to the existing coverage of any loan made to a “resident” of Washington, “by a licensee, or persons subject to this chapter”. The current rate cap under the CLA is 25%. The law took effect on June 6, 2024 and applies to loans or advances originated on or after that date. The changes brought about by this law have not had a material impact on our consolidated financial statements.

Minnesota Commerce Omnibus Bill

In May 2023, the Governor of Minnesota signed into law a bill that caps the APR on consumer small loans and consumer short-term loans at a 50% all-in APR and expressly provides for predominant economic interest and totality of the circumstance tests for true lender purposes. The bill defines "consumer small loan" as a consumer-purpose unsecured loan equal to or less than $350 that must be repaid in a single installment. The bill defines a "consumer short-term loan" as a loan to a borrower which has a principal amount, or an advance on a credit limit, of $1,300 or less and requires a minimum payment of more than 25% of the principal balance or credit advance within 60 days. The bill requires the lender to perform an ability to pay analysis if the all-in APR on a consumer small loan or consumer short-term loan exceeds 36%. The bill also codifies a predominant economic interest test for bank service arrangements whereby a broker or servicer with a predominant economic interest in a loan is considered to be the “true lender” for purposes of applying the rate cap. The law took effect on January 1, 2024 and applies to loans or advances originated on or after that date. The changes brought about by this law did not have a material impact on our consolidated financial statements.

European Union Pillar Two Directive

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation. As of December 31, 2024, among the jurisdictions where the Company operates, only Brazil has enacted legislation adopting the Pillar Two Rules, specifically a Qualified Domestic Minimum Top-up Tax, effective in fiscal 2025. We do not expect the changes brought about this directive to have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Highlights

Our financial results for the year ended December 31, 2024 (“2024”) are summarized below.

•
Revenue increased $540.2 million, or 25.5%, to $2,657.8 million in 2024 compared to $2,117.6 million in the year ended December 31, 2023 (“2023”).
•
Net revenue increased $299.5 million, or 24.4%, to $1,529.4 million in 2024 compared to $1,229.9 million in 2023.
•
Income from operations increased $162.7 million, or 38.5%, to $584.8 million in 2024 compared to $422.1 million in 2023.
•
Net income was $209.4 million in 2024 compared to $175.1 million in 2023. Diluted earnings per share were $7.43 in 2024 compared to $5.49 in 2023.

Overview

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Revenue
Loans and finance receivables revenue	$2,620,296	$2,086,035	$1,712,855
Other	37,504	31,604	23,230
Total Revenue	2,657,800	2,117,639	1,736,085
Change in Fair Value	(1,128,351)	(887,717)	(618,521)
Net Revenue	1,529,449	1,229,922	1,117,564
Operating Expenses
Marketing	523,569	414,460	382,573
Operations and technology	224,391	194,905	173,668
General and administrative	156,524	160,265	140,464
Depreciation and amortization	40,207	38,157	36,867
Total Operating Expenses	944,691	807,787	733,572
Income from Operations	584,758	422,135	383,992
Interest expense, net	(290,442)	(194,779)	(115,887)
Foreign currency transaction (loss) gain, net	(1,064)	57	(645)
Equity method investment (loss) income	(16,460)	116	6,435
Other nonoperating expenses	(5,691)	(282)	(1,321)
Income before Income Taxes	271,101	227,247	272,574
Provision for income taxes	61,653	52,126	65,150
Net income	209,448	175,121	207,424
Diluted earnings per share	$7.43	$5.49	$6.19

Revenue
Loans and finance receivables revenue	98.6%	98.5%	98.7%
Other	1.4	1.5	1.3
Total Revenue	100.0	100.0	100.0
Change in Fair Value	(42.5)	(41.9)	(35.6)
Net Revenue	57.5	58.1	64.4
Operating Expenses
Marketing	19.7	19.6	22.1
Operations and technology	8.4	9.2	10.0
General and administrative	5.9	7.6	8.1
Depreciation and amortization	1.5	1.8	2.1
Total Operating Expenses	35.5	38.2	42.3
Income from Operations	22.0	19.9	22.1
Interest expense, net	(11.0)	(9.2)	(6.7)
Foreign currency transaction (loss) gain, net	—	—	—
Equity method investment (loss) income	(0.6)	—	0.4
Other nonoperating expenses	(0.2)	—	(0.1)
Income before Income Taxes	10.2	10.7	15.7
Provision for income taxes	2.3	2.5	3.8
Net income	7.9%	8.3%	11.9%

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

In 2024, 2023 and 2022, views in the marketplace on the economy and its near-term prospects remained mixed with concerns on employment, inflation, and other macroeconomic trends. In certain situations, management concluded that the probability of future charge-offs or prepayments was different than what we had experienced in the past and, therefore, altered those assumptions in our fair value models. We continue to utilize this approach and have adjusted these assumptions where appropriate. We also evaluate the discount rates used in our models on a quarterly basis and adjust when appropriate to be responsive to changes in the market and representative of what a market participant would use. As of December 31, 2024 and 2023, we deemed the resulting fair value of our loans and finance receivables to be an appropriate market-based exit price that considers current market conditions.

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Net income	$209,448	$175,121	$207,424
Adjustments:
Transaction-related costs(a)	327	755	—
Lease termination and cease use loss(b)	—	1,698	—
Equity method investment loss (income)(c)	16,460	(116)	(6,107)
Other nonoperating expenses(d)	5,691	282	1,321
Intangible asset amortization	8,055	8,385	8,055
Stock-based compensation expense	31,816	26,738	21,950
Foreign currency transaction loss (gain), net	1,064	(57)	645
Cumulative tax effect of adjustments	(14,789)	(9,456)	(5,365)
Regulatory settlement(e)	—	15,201	—
Adjusted earnings	$258,072	$218,551	$227,923

Diluted earnings per share	$7.43	$5.49	$6.19
Adjustments:
Transaction-related costs(a)	0.01	0.02	—
Lease termination and cease use loss(b)	—	0.05	—
Equity method investment loss (income)(c)	0.58	—	(0.18)
Other nonoperating expenses(d)	0.20	0.01	0.04
Intangible asset amortization	0.29	0.26	0.24
Stock-based compensation expense	1.13	0.84	0.66
Foreign currency transaction loss (gain), net	0.04	—	0.02
Cumulative tax effect of adjustments	(0.53)	(0.30)	(0.16)
Regulatory settlement(e)	—	0.48	—
Adjusted earnings per share	$9.15	$6.85	$6.81

(a)
For the years ended December 31, 2024 and 2023, we recorded expenses of $0.3 million ($0.2 million net of related tax) and $0.8 million ($0.6 million net of tax), respectively, related to a consent solicitation for our Senior Notes due 2025.
(b)
For the year ended December 31, 2023, we recorded losses of $1.7 million ($1.3 million net of related tax) to write off leasehold improvements related to the exit of leased office space.
(c)
For the year ended December 31, 2024, we recorded an equity method investment loss of $16.6 million ($13.3 million net of tax) related to the write-down of our investment in Linear. For the year ended December 31, 2022, we recorded equity method investment income of $6.3 million ($3.6 million net of tax) that was comprised primarily of an $11.0 million gain generated on the sale by Linear, in which we then held an ownership interest, of its operating company, partially offset by a $4.4 million loss (on the sale of OnDeck Canada).
(d)
For the years ended December 31, 2024 and 2023, we recorded losses on early extinguishment of debt of $5.7 million ($4.3 million net of tax) and $0.3 million ($0.2 million net of tax), respectively. For the year ended December 31, 2022, we recorded a loss of $1.3 million ($1.0 million net of tax) related to incomplete capital markets transactions.
(e)
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

	Year Ended December 31,
	2024	2023	2022
Net income	$209,448	$175,121	$207,424
Depreciation and amortization expenses	40,207	38,157	36,867
Interest expense, net	290,442	194,779	115,887
Foreign currency transaction loss (gain), net	1,064	(57)	645
Provision for income taxes	61,653	52,126	65,150
Stock-based compensation expense	31,816	26,738	21,950
Adjustments:
Transaction-related costs(a)	327	755	—
Equity method investment loss (income)(c)	16,460	(116)	(6,435)
Regulatory settlement(e)	—	15,201	—
Other nonoperating expenses(d)	5,691	282	1,321
Adjusted EBITDA	$657,108	$502,986	$442,809

Adjusted EBITDA margin calculated as follows:
Total Revenue	$2,657,800	$2,117,639	$1,736,085
Adjusted EBITDA	$657,108	$502,986	$442,809
Adjusted EBITDA as a percentage of total revenue	24.7%	23.8%	25.5%

Refer to footnotes in previous table for explanation of (a), (c), (d) and (e).

Combined Loans and Finance Receivables

Combined loans and finance receivables is a non-GAAP measure that includes both loans and RPAs we own and loans we guarantee, which are either GAAP items or disclosures required by GAAP. We believe this non-GAAP measure provides management and investors with important information needed to evaluate the magnitude of potential receivable losses and the opportunity for revenue performance of the loans and finance receivables portfolio on an aggregate basis. We also believe that the comparison of the aggregate amounts from period to period is more meaningful than comparing only the amounts reflected on our consolidated balance sheets since both revenue and cost of revenue are impacted by the aggregate amount of receivables we own and those we guarantee as reflected in our consolidated financial statements.

YEAR ENDED 2024 COMPARED TO YEAR ENDED 2023

Revenue and Net Revenue

Revenue increased $540.2 million, or 25.5%, to $2,657.8 million for 2024 as compared to $2,117.6 million for 2023. The change in revenue was driven primarily by a 21.7% increase in revenue from our consumer portfolio and a 32.0% increase in revenue from our small business portfolio as higher levels of originations have led to higher loan balances for both portfolios.

Our net revenue was $1,529.4 million for 2024 compared to $1,229.9 million for 2023. Our net revenue as a percentage of revenue (“net revenue margin”) was 57.5% in 2024 compared to 58.1% in 2023. The decrease in net revenue margin was driven primarily by lower net revenue margin in the consumer portfolio, partially offset by higher net revenue margin in the small business portfolio.

The following table sets forth the components of revenue and net revenue, separated by product for 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$1,576,821	$1,295,231	$281,590	21.7%
Small business loans and finance receivables revenue	1,043,475	790,804	252,671	32.0
Total loan and finance receivable revenue	2,620,296	2,086,035	534,261	25.6
Other	37,504	31,604	5,900	18.7
Total revenue	2,657,800	2,117,639	540,161	25.5
Change in fair value	(1,128,351)	(887,717)	(240,634)	27.1
Net revenue	$1,529,449	$1,229,922	$299,527	24.4%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	59.3%	61.2%
Small business loans and finance receivables revenue	39.3	37.3
Total loan and finance receivable revenue	98.6	98.5
Other	1.4	1.5
Total revenue	100.0	100.0
Change in fair value	(42.5)	(41.9)
Net revenue	57.5%	58.1%

The percentage of revenue from our small business loans and finance receivables increased slightly in 2024 due to increased demand and favorable unit economics.

The following tables summarizes revenue generated from our operations for 2024 and 2023 (dollars in thousands):

	Years Ended December 31,
	2024	2023
Loan interest	$1,719,631	$1,422,166
Statement and draw fees on line of credit accounts	774,190	534,845
Other	163,979	160,628
Total revenue	$2,657,800	$2,117,639

Loan and Finance Receivable Balances

The fair value of our loan and finance receivable portfolio in our consolidated financial statements at December 31, 2024 and 2023 was $4,386.4 million and $3,629.2 million, respectively, with an outstanding principal balance of $3,810.4 million and $3,154.7 million, respectively. The fair value of the combined loan and finance receivables portfolio includes $28.4 million (with an outstanding principal balance of $19.9 million) and $18.5 million (with an outstanding principal balance of $13.5 million) of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of December 31, 2024 and 2023, respectively. See “—Non-GAAP Financial Measures—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

The following table summarizes loan and finance receivable balances outstanding as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024			2023
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Consumer loans and finance receivables
Principal	$1,354,014	$19,859	$1,373,873	$1,138,928	$13,537	$1,152,465
Fair value	1,639,307	28,414	1,667,721	1,380,784	18,534	1,399,318
Fair value as a % of principal	121.1%	143.1%	121.4%	121.2%	136.9%	121.4%
Small business loans and finance receivables
Principal	$2,456,430	$—	$2,456,430	$2,015,807	$—	$2,015,807
Fair value	2,747,137	—	2,747,137	2,248,383	—	2,248,383
Fair value as a % of principal	111.8%	—%	111.8%	111.5%	—%	111.5%
Total loans and finance receivables
Principal	$3,810,444	$19,859	$3,830,303	$3,154,735	$13,537	$3,168,272
Fair value	4,386,444	28,414	4,414,858	3,629,167	18,534	3,647,701
Fair value as a % of principal	115.1%	143.1%	115.3%	115.0%	136.9%	115.1%

(a)
GAAP measure. The loan and finance receivable balances guaranteed by us relate to loans originated by third-party lenders through the CSO program and are not included in our consolidated balance sheets.
(b)
Amounts represent non-GAAP measures.

At December 31, 2024, the ratio of fair value as a percentage of principal was 115.1% on company owned loans and finance receivables and 115.3% on combined loans and finance receivables compared to 115.0% on company owned loans and finance receivables and 115.1% on combined loans and finance receivables at December 31, 2023. These ratios were consistent year-over-year due to consistency in credit performance in both the consumer and small business portfolios.

Average Amount Outstanding per Loan and Finance Receivable

The average amount outstanding per loan and finance receivable is calculated as the total combined loans and finance receivables, gross balance at the end of the period divided by the total number of combined loans and finance receivables outstanding at the end of the period. The following table shows the average amount outstanding per loan and finance receivable by product at December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Average amount outstanding per loan and finance receivable (in ones)(a)
Consumer loans and finance receivables(b)	$1,653	$1,801
Small business loans and finance receivables	40,354	38,645
Total loans(b)	$4,102	$4,393

(a)
The disclosure regarding the average amount per loan is statistical data that is not included in our consolidated financial statements.
(b)
Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO program and are not included in our consolidated balance sheets.

The average amount outstanding per loan decreased to $4,102 as of December 31, 2024 compared to $4,393 from prior year, mainly due to a mix shift in our consumer portfolio to line of credit accounts, which generally have lower average outstanding balances compared to installment loans.

Average Loan and Finance Receivable Origination

The average loan and finance receivable origination amount is calculated as the total amount of combined loans and finance receivables originated, renewed and purchased for the period divided by the total number of combined loans and finance receivables originated, renewed and purchased for the period. The following table shows the average loan and finance receivable origination amount by product for 2024 compared to 2023:

	Year Ended
	December 31,
	2024	2023
Average loan and finance receivable origination amount (in ones)(a)
Consumer loans and finance receivables(b)(c)	$573	$597
Small business loans and finance receivables(c)	16,067	16,545
Total loans(b)	$1,576	$1,627

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

The average loan origination amount decreased to $1,576 from $1,627 during 2024 compared to 2023, due primarily to a mix shift to line of credit accounts, which generally have lower draw amounts compared to installment loan originations.

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

The payment status of a customer, including the degree of any delinquency, is a significant factor in determining estimated charge-offs in the cash flow models that we use to determine fair value. The following table shows payment status on outstanding principal, interest and fees as of the end of each of the last eight quarters (dollars in thousands):

	2024
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$3,438,468	$3,569,726	$3,742,767	$3,966,486
Guaranteed by the Company(a)	13,046	14,941	21,797	23,826
Ending combined loan and finance receivables balance(b)	$3,451,514	$3,584,667	$3,764,564	$3,990,312
> 30 days delinquent	279,659	268,053	293,839	297,832
> 30 days delinquency rate	8.1%	7.5%	7.8%	7.5%

	2023
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$2,785,235	$2,857,557	$3,037,904	$3,297,082
Guaranteed by the Company(a)	12,841	16,972	16,533	16,351
Ending combined loan and finance receivables balance(b)	$2,798,076	$2,874,529	$3,054,437	$3,313,433
> 30 days delinquent	198,011	221,540	242,126	263,524
> 30 days delinquency rate	7.1%	7.7%	7.9%	8.0%

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

Consumer Loans and Finance Receivables

The following table includes financial information for our consumer loans and finance receivables. Delinquency metrics include principal, interest and fees, and only amounts that are past due (dollars in thousands):

	2024
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$1,106,364	$1,176,727	$1,266,030	$1,354,014
Guaranteed by the Company(a)	10,780	12,487	18,292	19,859
Total combined loan and finance receivable principal balance(b)	$1,117,144	$1,189,214	$1,284,322	$1,373,873
Consumer combined loan and finance receivable fair value balance:
Company owned	$1,347,165	$1,421,814	$1,526,834	$1,639,307
Guaranteed by the Company(a)	14,773	17,284	25,446	28,414
Ending combined loan and finance receivable fair value balance(b)	$1,361,938	$1,439,098	$1,552,280	$1,667,721
Fair value as a % of principal(b)(c)	121.9%	121.0%	120.9%	121.4%
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$1,208,551	$1,285,755	$1,390,882	$1,482,970
Guaranteed by the Company(a)	13,046	14,941	21,797	23,826
Ending combined loan and finance receivable balance(b)	$1,221,597	$1,300,696	$1,412,679	$1,506,796
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$1,242,677	$1,244,846	$1,344,872	$1,429,349
Guaranteed by the Company(a)(d)	14,956	13,730	18,999	22,060
Average combined loan and finance receivable balance(b)(d)	$1,257,633	$1,258,576	$1,363,871	$1,451,409
Installment loans as percentage of average combined loan and finance receivable balance	40.4%	39.0%	36.9%	35.9%
Line of credit accounts as percentage of average combined loan and finance receivable balance	59.6%	61.0%	63.1%	64.1%

Revenue	$364,731	$367,558	$410,884	$433,648
Change in fair value	(182,979)	(164,011)	(203,647)	(212,947)
Net revenue	181,752	203,547	207,237	220,701
Net revenue margin	49.8%	55.4%	50.4%	50.9%

Combined loan and finance receivable originations and purchases	417,432	490,640	569,091	601,734

Delinquencies:
> 30 days delinquent	$84,137	$82,169	$123,369	$123,442
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	6.9%	6.3%	8.7%	8.2%

Charge-offs:
Charge-offs (net of recoveries)	$187,419	$161,171	$203,588	$233,139
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	14.9%	12.8%	14.9%	16.1%

	2023
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$908,087	$983,388	$1,078,228	$1,138,928
Guaranteed by the Company(a)	10,549	14,199	13,684	13,537
Total combined loan and finance receivable principal balance(b)	$918,636	$997,587	$1,091,912	$1,152,465
Consumer combined loan and finance receivable fair value balance:
Company owned	$1,062,867	$1,168,044	$1,286,330	$1,380,784
Guaranteed by the Company(a)	13,901	19,115	18,661	18,534
Ending combined loan and finance receivable fair value balance(b)	$1,076,768	$1,187,159	$1,304,991	$1,399,318
Fair value as a % of principal(b)(c)	117.2%	119.0%	119.5%	121.4%
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$978,730	$1,068,742	$1,182,769	$1,246,675
Guaranteed by the Company(a)	12,841	16,972	16,533	16,351
Ending combined loan and finance receivable balance(b)	$991,571	$1,085,714	$1,199,302	$1,263,026
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$1,015,849	$1,017,061	$1,133,499	$1,218,622
Guaranteed by the Company(a)(d)	14,206	14,627	17,681	16,341
Average combined loan and finance receivable balance(b)(d)	$1,030,055	$1,031,688	$1,151,180	$1,234,963
Installment loans as percentage of average combined loan and finance receivable balance	58.9%	53.5%	46.4%	42.3%
Line of credit accounts as percentage of average combined loan and finance receivable balance	41.1%	46.5%	53.6%	57.7%

Revenue	$281,011	$302,264	$347,898	$364,058
Change in fair value	(114,651)	(115,946)	(174,766)	(183,169)
Net revenue	166,360	186,318	173,132	180,889
Net revenue margin	59.2%	61.6%	49.8%	49.7%

Combined loan and finance receivable originations and purchases	291,203	401,468	478,501	497,978

Delinquencies:
> 30 days delinquent	$72,092	$73,829	$93,542	$90,596
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	7.3%	6.8%	7.8%	7.2%

Charge-offs:
Charge-offs (net of recoveries)	$156,272	$131,198	$178,902	$213,813
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	15.2%	12.7%	15.5%	17.3%

(a)
Represents loans originated by third-party lenders through the CSO program that we have not yet purchased, which are not included in our consolidated balance sheets.
(b)
Non-GAAP measure.
(c)
Determined using period-end balances.
(d)
The average combined loan and finance receivable balance is the average of the month-end balances during the period.

The combined ending loan balance, including principal and accrued fees/interest outstanding, of consumer loans and finance receivables at December 31, 2024 increased 19.3% to $1,506.8 million compared to $1,263.0 million at December 31, 2023, due primarily to originations outpacing repayments.

The percentage of loans greater than 30 days delinquent increased to 8.2% at December 31, 2024, compared to 7.2% at December 31, 2023, driven primarily by a higher percentage of originations to new customers, which typically default at a higher rate compared to returning customers, and a mix shift to line of credit products, which have higher yields and default rates compared to installment loans. Charge-offs (net of recoveries) as a percentage of average combined loan balance decreased to 16.1% for the three months ended December 31, 2024 (the “2024 fourth quarter”), compared to 17.3% for the three months ended December 31, 2023 (the “2023 fourth quarter”), driven primarily by improved credit performance in most of our products in the consumer loan portfolio. The trend in charge-offs (net of recoveries) as a percentage of average combined loan balance across the four quarters of 2024 was in line with seasonal norms. Demand for our consumer loan products and services in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Lower originations, particularly to new customers, which typically default at a higher percentage than returning customers, generally result in lower delinquencies and charge-offs as the book is more seasoned.

Revenue related to our consumer loans and finance receivables was $433.6 million for the 2024 fourth quarter, compared to $364.1 million for the 2023 fourth quarter. The increase in revenue was driven primarily by growth in the overall portfolio. The net revenue margin related to our consumer loans and finance receivables was 50.9% for the 2024 fourth quarter, which was fairly consistent with the net revenue margin of 49.7% in the 2023 fourth quarter.

The ratio of fair value as a percentage of principal on consumer loans and finance receivables was flat at 121.4% at December 31, 2024 and 2023. Refer to “Results of Operations—Valuation of Loans and Finance Receivables” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on loan valuation.

Small Business Loans and Finance Receivables

The following table includes financial information for our small business loans and finance receivables. Delinquency metrics include principal, interest and fees, and only amounts that are past due (dollars in thousands):

	2024
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$2,192,066	$2,246,925	$2,327,336	$2,456,430
Ending loan and finance receivable fair value balance	2,448,045	2,517,345	2,607,606	2,747,137
Fair value as a % of principal(a)	111.7%	112.0%	112.0%	111.8%

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$2,229,917	$2,283,971	$2,351,885	$2,483,516

Average loan and finance receivable balance(b)	$2,133,422	$2,240,893	$2,313,142	$2,412,795
Installment loans as percentage of average combined loan and finance receivable balance	54.0%	52.6%	51.2%	50.3%
Line of credit accounts as percentage of average combined loan and finance receivable balance	46.0%	47.4%	48.8%	49.7%

Revenue	$236,477	$251,782	$269,454	$285,762
Change in fair value	(79,127)	(91,969)	(83,390)	(101,144)
Net revenue	157,350	159,813	186,064	184,618
Net revenue margin	66.5%	63.5%	69.1%	64.6%

Combined loan and finance receivable originations and purchases	959,935	918,014	1,044,829	1,113,185

Delinquencies:
> 30 days delinquent	$195,522	$185,884	$170,470	$174,390
> 30 days delinquent as a % of loan balance(a)	8.8%	8.1%	7.2%	7.0%

Charge-offs:
Charge-offs (net of recoveries)	$99,279	$107,215	$105,737	$109,044
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	4.7%	4.8%	4.6%	4.5%

	2023
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$1,791,973	$1,773,554	$1,826,458	$2,015,807
Ending loan and finance receivable fair value balance	1,940,499	1,924,401	2,034,732	2,248,383
Fair value as a % of principal(a)	108.3%	108.5%	111.4%	111.5%

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$1,806,505	$1,788,815	$1,855,135	$2,050,407

Average loan and finance receivable balance(b)	$1,809,800	$1,800,700	$1,813,995	$1,922,857
Installment loans as percentage of average combined loan and finance receivable balance	62.3%	59.1%	57.2%	55.3%
Line of credit accounts as percentage of average combined loan and finance receivable balance	37.7%	40.9%	42.8%	44.7%

Revenue	$194,456	$190,459	$195,226	$210,663
Change in fair value	(80,404)	(82,180)	(54,992)	(73,243)
Net revenue	114,052	108,279	140,234	137,420
Net revenue margin	58.7%	56.9%	71.8%	65.2%

Combined loan and finance receivable originations and purchases	770,164	711,659	782,685	927,807

Delinquencies:
> 30 days delinquent	$125,919	$147,711	$148,584	$172,928
> 30 days delinquent as a % of loan balance(a)	7.0%	8.3%	8.0%	8.4%

Charge-offs:
Charge-offs (net of recoveries)	$76,215	$83,772	$99,001	$91,623
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	4.2%	4.7%	5.5%	4.8%

(a)
Determined using period-end balances.
(b)
The average loan and finance receivable balance is the average of the month-end balances during the period.

The combined ending loan balance, including principal and accrued fees/interest outstanding, of small business loans and finance receivables at December 31, 2024 increased 21.1% to $2,483.5 million compared to $2,050.4 million at December 31, 2023, due primarily to originations outpacing repayments.

The percentage of loans and finance receivables greater than 30 days delinquent decreased to 7.0% at December 31, 2024, compared to 8.4% at December 31, 2023. Charge-offs (net of recoveries) as a percentage of average loan balance decreased to 4.5% for the 2024 fourth quarter, compared to 4.8% in the 2023 fourth quarter. These metrics evidence the improvement in credit performance of our small business portfolio.

Revenue related to our small business loans and finance receivables was $285.8 million for the 2024 fourth quarter, compared to $210.7 million for the 2023 fourth quarter. The increase in revenue was driven primarily by growth in the overall portfolio. The net revenue margin related to our small business loans and finance receivables was 64.6% for the 2024 fourth quarter, which was fairly consistent with the net revenue margin of 65.2% in the 2023 fourth quarter.

The ratio of fair value as a percentage of principal on small business loans and finance receivables increased slightly to 111.8% at December 31, 2024, compared to 111.5% at December 31, 2023. Refer to “Results of Operations—Valuation of Loans and Finance Receivables” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on loan valuation.

Total Expenses

Total operating expenses increased $136.9 million, or 16.9%, to $944.7 million in 2024, compared to $807.8 million in 2023.

Marketing expense increased $109.1 million, or 26.3%, to $523.6 million in 2024 compared to $414.5 million in 2023, due primarily to growth in the overall business with higher commissionable originations in our small business portfolio and higher online advertising costs intended to capture increasing market demand for both our consumer and small business loan products.

Operations and technology expense increased $29.5 million, or 15.1%, to $224.4 million in 2024 from $194.9 million in 2023, due primarily to higher variable costs, particularly personnel costs and, to a lesser extent, underwriting, bank charges, collection and other selling expenses, due to the increase in originations and the size of the loan portfolio. As a percentage of revenue, operations and technology expense decreased to 8.4% in 2024 from 9.2% in 2023, as increased originations and revenues outpaced fixed costs.

General and administrative expense decreased $3.8 million, or 2.3%, to $156.5 million in 2024 compared to $160.3 million in 2023, due primarily to the CFPB settlement of $15.0 million in the 2023 fourth quarter, partially offset by higher personnel costs in 2024. As a percentage of revenue, general and administrative expense decreased to 5.9% in 2024 from 7.6%, or 6.9% after excluding the impact of the CFPB settlement charge, as increased originations and revenues outpaced fixed costs.

Depreciation and amortization expense increased $2.1 million, or 5.4%, to $40.2 million in 2024 compared to $38.1 million in 2023 driven primarily by general growth in the business.

Nonoperating Items

Interest expense, net increased $95.6 million, or 49.1%, to $290.4 million in 2024 compared to $194.8 million in 2023, due primarily to an increase in the average amount of debt outstanding to $3,148.9 million during 2024 from $2,382.7 million during 2023, and an increase in the weighted average interest rate on our outstanding debt to 9.31% in 2024 from 8.28% in 2023. See “—Liquidity and Capital Resources—Current Debt Facilities” below for further information.

Equity method investment loss was $16.5 million in 2024 compared to $0.1 million of income in 2023 due to the write-down of our investment in Linear as discussed in Note 1 to the consolidated financial statements.

Provision for Income Taxes

The effective tax rate from continuing operations of 22.7% in 2024 was slightly lower compared to the effective tax rate of 22.9% in 2023. The decrease was primarily driven by a reduction of interest expense due to the remeasurement of unrecognized tax benefits and the 2023 nondeductible regulatory settlement charge that was recorded in the prior year quarter, partially offset by an increase in nondeductible compensation expenses related to executive officers.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

We seek to maintain a stable and flexible balance sheet to ensure that liquidity and funding are available to meet our business obligations. As of December 31, 2024, we had cash, cash equivalents, and restricted cash of $322.7 million, of which $248.8 million was restricted, compared to $377.4 million, of which $323.1 million was restricted, as of December 31, 2023. During the year ended December 31, 2024, we issued $217.2 million of asset-backed notes and entered into a $150.0 million consumer loan securitization facility to fund growth in our near-prime consumer loan portfolio. We also issued $660.9 million of asset-backed notes to fund growth in our small business loan portfolio. During the year, we also amended our revolving credit agreement, a small business loan securitization facility and a consumer loan securitization facility, increasing our borrowing capacity by $150.0 million, $200.4 million and $75.0 million, respectively. As of December 31, 2024, we had funding capacity of $944.0 million. Based on numerous stressed-case modeling scenarios, we believe we have sufficient liquidity to run our operations for the foreseeable future. Further, we have no recourse debt obligations due until June 2026. As part of our capital and liquidity management, we may from time to time acquire our outstanding debt securities, including through redemptions, tender offers, open market purchases, negotiated transactions or otherwise, in accordance with applicable securities laws and in compliance with the indentures governing our outstanding debt securities, upon such terms and at such prices as we may determine.

Historically, we have generated significant cash flow through normal operating activities for funding both long-term and short-term needs. Our near-term liquidity is managed to ensure that adequate resources are available to fund our seasonal working capital growth, which is driven by demand for our loan and financing products. On December 6, 2023, we issued and sold $400.0 million in aggregate principal amount of 11.25% Senior Notes due 2028 (the “2028 Senior Notes”) and used the net proceeds, in part, to retire existing indebtedness, including the remaining principal amount outstanding under our 8.50% senior notes due 2024 (the “2024 Senior Notes”). On August 12, 2024, we issued and sold $500.0 million in aggregate principal amount of 9.125% senior notes due 2029 (the “2029 Senior Notes”) and used the net proceeds, in part, to retire existing indebtedness, including the remaining principal amount outstanding under our 8.50% senior notes due 2025 (the “2025 Senior Notes”).

On June 23, 2022, we entered into an amendment and restatement of our existing secured revolving credit agreement (as amended, the “Credit Agreement”) that, among other changes, increased the borrowing capacity to $440.0 million, with a $20.0 million letter of credit sublimit and $10.0 million swingline loan sublimit. On October 19, 2023, we amended the Credit Agreement to, among other changes, increase the total commitment amount from $440.0 million to $515.0 million. On September 11, 2024, we further amended the Credit Agreement to, among other changes, increase the total commitment amount from $515.0 million to $665.0 million. The Credit Agreement bears interest, at our option, at the base rate plus 0.75% or the Secured Overnight Financing Rate plus 3.50%. In addition to customary fees for a credit facility of this size and type, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the commitment, and ranges from 0.15% per annum to 0.50% per annum depending on usage. The Credit Agreement contains certain prepayment penalties if it is terminated on or before the first and second anniversary dates, subject to certain exceptions. The Credit Agreement matures on June 30, 2026. As of February 13, 2025, our available borrowings under the Credit Agreement were $126.6 million. Since 2016, we have entered into several loan securitization facilities and offered asset-backed notes to fund our growth, primarily in our near-prime consumer loan and small business loan businesses. As of February 13, 2025, we had funding capacity of $603.6 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer and small business loan securitization facilities.

As of December 31, 2024, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending which could be expected to generate additional liquidity.

Capital

Our Total stockholders' equity decreased by $43.3 million to $1,196.9 million at December 31, 2024 from $1,240.2 million at December 31, 2023. The decrease of stockholders' equity was driven primarily by repurchases of our outstanding common stock, which is discussed in more detail below, partially offset by net income for the year ended December 31, 2024 and, to a lesser extent, stock-based compensation expense. Our book value per share outstanding increased to $46.38 at December 31, 2024 from $42.63 at December 31, 2023.

On February 9, 2022, we announced the Board of Directors authorized a new share repurchase program totaling $100.0 million through June 30, 2023 (the “February 2022 Authorization”). On November 7, 2022, we announced the Board of Directors authorized an increase to our share repurchase program of up to $150.0 million through December 31, 2023 (the “November 2022 Authorization”). The November 2022 Authorization went into effect in March 2023 upon exhaustion of the February 2022 Authorization. On October 24, 2023, we announced the Board of Directors authorized a new share repurchase program totaling $300.0 million through December 31, 2024 (the “October 2023 Authorization”), which replaced the November 2022 Authorization. The Company had repurchased $91.5 million of common stock under the November 2022 Authorization before it was terminated. On August 12, 2024, we announced the Board of Directors authorized a new share repurchase program totaling $300.0 million through December 31, 2025 (the “August 2024 Authorization”), which replaced the October 2023 Authorization. The Company had repurchased $255.9 million of common stock under the October 2023 Authorization before it was terminated. Repurchases under our repurchase programs are made in accordance with applicable securities laws from time to time in the open market, through privately negotiated transactions or otherwise. The share repurchase programs do not obligate us to purchase any shares of our common stock. The August 2024 Authorization may be terminated, increased or decreased by the Board of Directors in its discretion at any time. During 2024, we paid $274.5 million to repurchase common stock under the share repurchase programs.

Cash

At December 31, 2024, we had $73.9 million of available unrestricted cash to fund our future operations compared to approximately $54.4 million at December 31, 2023.

Our cash and cash equivalents at December 31, 2024 were held primarily for working capital purposes and were used to fund a portion of our lending activities. From time to time, we use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest cash in excess of our immediate working capital requirements in short-term investments, deposit accounts or other arrangements designed to preserve the principal balance and maintain adequate liquidity. Our excess cash may be invested primarily in overnight sweep accounts, money market instruments or similar arrangements that provide competitive returns consistent with our polices and market conditions.

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

Current Debt Facilities

The following table summarizes our debt facilities as of December 31, 2024.

	Revolving period end date	Maturity date	Weighted average interest rate(a)	Borrowing capacity		Principal outstanding
Funding Debt:
2018-1 Securitization Facility	March 2025	March 2026	8.94%	200,000		32,200
NCR 2022 Securitization Facility	October 2026	October 2028	8.62%	200,000		119,039
NCLOCR 2024 Securitization Facility	February 2027	February 2028	9.87%	150,000		99,000
ODR 2021-1 Securitization Facility	November 2025	November 2026	8.09%	233,333		233,333
ODR 2022-1 Securitization Facility	June 2026	June 2027	8.23%	420,000		188,342
RAOD Securitization Facility	November 2026	November 2027	7.30%	236,842		192,000
HWCR 2023 Securitization Facility	September 2026	September 2027	8.80%	487,595		331,214
2023-A Securitization Notes	—	December 2027	7.78%	32,116		32,116
2024-A Securitization Notes	—	October 2030	7.75%	123,546		123,546
ODAS IV 2023-1 Securitization Notes	July 2026	August 2030	7.66%	227,051		227,051
ODAS IV 2024-1 Securitization Notes	May 2027	June 2031	6.84%	399,574		399,574
ODAS IV 2024-2 Securitization Notes	September 2027	October 2031	5.78%	261,353		261,353
Total funding debt			7.70%	$2,971,410		$2,238,768
Corporate Debt:
9.125% Senior Notes Due 2029	—	August 2029	9.13%	500,000		500,000
11.25% Senior Notes Due 2028	—	December 2028	11.25%	400,000		400,000
Revolving line of credit	June 2026	June 2026	7.93%	665,000	(b)	453,000
Total corporate debt			9.35%	$1,565,000		$1,353,000

(a)
The weighted average interest rate is determined based on the rates and principal balances on December 31, 2024. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.
(b)
We had outstanding letters of credit under the Revolving line of credit of $0.7 million as of December 31, 2024.

Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2024		2023		2022
Cash flows provided by operating activities	$1,538,576		$1,166,869		$893,998
Cash flows used in investing activities
Loans and finance receivables	(1,867,773)		(1,449,417)		(1,631,354)
Purchases of property and equipment	(43,422)		(45,241)		(43,629)
Disposal of a subsidiary	—		—		8,713
Total cash flows used in investing activities	(1,911,195)		(1,494,658)		(1,666,270)
Cash flows provided by financing activities	$318,882		$526,541		$724,866
Total debt to Adjusted EBITDA (a)	5.4	x	5.9	x	5.1	x

(a)
Total debt to Adjusted EBITDA, a non-GAAP measure, is calculated using Adjusted EBITDA for the twelve months ended for the respective period indicated. See “—Non-GAAP Financial Measures—Adjusted EBITDA.”

Cash Flows from Operating Activities

Net cash provided by operating activities increased $371.7 million, or 31.9%, to $1,538.6 million for 2024 from $1,166.9 million for 2023. The increase was driven primarily by additional interest and fee income from growth in the loan portfolio.

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

Cash Flows from Investing Activities

Net cash flows used in investing activities increased $416.5 million, or 27.9%, in 2024 compared to 2023, due primarily to loan originations outpacing repayments by a wider margin in the current year compared to the prior year.

Cash Flows from Financing Activities

Net cash provided by financing activities in 2024 was $318.9 million compared to $526.5 million in 2023. Cash flows provided by financing activities for 2024 primarily consisted of net borrowings of $571.4 million under our securitization facilities and $97.0 million under the Credit Agreement, partially offset by $289.3 million in treasury shares purchases, primarily under our share repurchase programs, and $44.4 million in net repayments of senior notes. Cash flows provided by financing activities for 2023 primarily consisted of net borrowings of $396.2 million related to the issuance of the 2028 Senior Notes, $334.4 million under our securitization facilities, and $47.0 million under the Credit Agreement, partially offset by $153.2 million in treasury shares purchases, primarily under our share repurchase programs, and $81.1 million used to pay down our 2024 Senior Notes.

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

Management continuously monitors factors that may impact the fair values of our products. Internal factors such as portfolio composition (for example, interest rate, loan term, geography information, customer mix, credit quality) and performance (e.g., delinquency, loss trends, prepayment rates) are reviewed on a regular basis at various levels, including product and vintage. The Company also weighs the impact of relevant, internal business decisions on estimated fair value. External factors such as macroeconomic trends, financial market liquidity expectations, competitive landscape and legal or regulatory requirements are also reviewed on a regular basis. Management also reviews the results of our fair value model output compared to prior periods for unusual trends, potential model over- or under-reaction, outlier results and other distorting factors. Based on these analyses, management may deem it appropriate to adjust model output to derive management’s best estimate of fair value.

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

We first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In assessing the qualitative factors, we consider relevant events and circumstances including but not limited to macroeconomic conditions, industry and market environment, our overall financial performance, cash flow from operating activities, market capitalization and stock price. If we determine that the quantitative impairment test is required, we use the income approach to complete our annual goodwill assessment. The income approach uses future cash flows and estimated terminal values that are discounted using a market participant perspective to determine the fair value, which is then compared to the carrying value to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar from an operational and economic standpoint. See Note 4, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements.

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

Changes to market interest rates can impact the fair value of our loans and finance receivables. The fair value of our loans and receivables are estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. Required returns may increase or decrease depending upon the level of market interest rates and additional risk premiums required to generate acceptable returns on specific assets. An increase of 100 basis points to the discount rates used in our valuations would decrease the balance of loans and finance receivables at fair value by approximately 0.7% at December 31, 2024 and 2023. A decrease of 100 basis points to the discount rates used in our valuations would increase the balance of loans and finance receivables at fair value by approximately 0.7% at December 31, 2024 and 2023.

Expectations of future credit losses are a significant input to the valuation of our loans and finance receivables. A variety of macroeconomic and other factors can impact the expected repayment capacity of our customers and our expectation of future credit losses, both positively and negatively. Increasing our estimates for future credit losses used in our valuations to 110% of current expectations would decrease the balance of loans and finance receivables at fair value by approximately 3.6% and 3.2% at December 31, 2024 and 2023, respectively. Conversely, credit losses may decrease as the economy strengthens or with increased government assistance. Decreasing our estimates for future credit losses used in our valuations to 90% of current expectations would increase the balance of loans and finance receivables at fair value by approximately 4.3% and 3.0% at December 31, 2024 and 2023, respectively.

The expected rate of future customer prepayments can also impact the fair value of our loans and finance receivables. Prepayment speeds can vary with economic activity, competition and other factors that may increase or decrease the liquidity available to our customers to prepay obligations. Increasing our estimates for future prepayments used in our valuations to 110% of current expectations would decrease the balance of loans and finance receivables at fair value by 0.8% at December 31, 2024 and 2023. Conversely, prepayment speeds may decrease as the economy weakens or inflation increases. Decreasing our estimates for future prepayments used in our valuations to 90% of current expectations would increase the balance of loans and finance receivables at fair value by 0.8% at December 31, 2024 and 2023.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Enova International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Enova International, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Loans and finance receivables at fair value – Refer to Notes 1 and 17 to the consolidated financial statements

Critical Audit Matter Description

The estimation of the fair value of loans and finance receivables portfolio uses discounted cash flow models that have been internally developed. The models use inputs that are unobservable and inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate fair value. The valuation inputs for the projections of future cash flows include estimated losses, prepayment rates, servicing costs and discount rates.

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

February 18, 2025

We have served as the Company's auditor since 2021.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2024	2023
Assets
Cash and cash equivalents(1)	$73,910	$54,357
Restricted cash(1)	248,758	323,082
Loans and finance receivables at fair value(1)	4,386,444	3,629,167
Income taxes receivable	40,690	44,129
Other receivables and prepaid expenses(1)	63,752	71,982
Property and equipment, net	119,956	108,705
Operating lease right-of-use asset	18,201	14,251
Goodwill	279,275	279,275
Intangible assets, net	10,951	19,005
Other assets(1)	24,194	41,583
Total assets	$5,266,131	$4,585,536
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses(1)	$249,970	$261,156
Operating lease liability	32,165	27,042
Deferred tax liabilities, net	223,590	113,350
Long-term debt(1)	3,563,482	2,943,805
Total liabilities	4,069,207	3,345,353
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 46,520,916 and 45,339,814 shares issued and 25,808,096 and 29,089,258 outstanding as of December 31, 2024 and 2023, respectively	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid in capital	328,268	284,256
Retained earnings	1,697,754	1,488,306
Accumulated other comprehensive loss	(13,691)	(6,264)
Treasury stock, at cost (20,712,820 and 16,250,556 shares as of December 31, 2024 and 2023, respectively)	(815,407)	(526,115)
Total stockholders' equity	1,196,924	1,240,183
Total liabilities and stockholders' equity	$5,266,131	$4,585,536

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

	December 31,
	2024	2023
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$348	$315
Restricted cash	217,344	135,980
Loans and finance receivables at fair value	3,048,561	2,656,049
Other receivables and prepaid expenses	26	6,792
Other assets	9,832	6,915
Total assets of consolidated VIEs	$3,276,111	$2,806,051
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$11,300	$10,469
Long-term debt	2,227,156	1,661,823
Total liabilities of consolidated VIEs	$2,238,456	$1,672,292

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$2,657,800	$2,117,639	$1,736,085
Change in Fair Value	(1,128,351)	(887,717)	(618,521)
Net Revenue	1,529,449	1,229,922	1,117,564
Operating Expenses
Marketing	523,569	414,460	382,573
Operations and technology	224,391	194,905	173,668
General and administrative	156,524	160,265	140,464
Depreciation and amortization	40,207	38,157	36,867
Total Operating Expenses	944,691	807,787	733,572
Income from Operations	584,758	422,135	383,992
Interest expense, net	(290,442)	(194,779)	(115,887)
Foreign currency transaction (loss) gain, net	(1,064)	57	(645)
Equity method investment (loss) income	(16,460)	116	6,435
Other nonoperating expenses	(5,691)	(282)	(1,321)
Income before Income Taxes	271,101	227,247	272,574
Provision for income taxes	61,653	52,126	65,150
Net income	$209,448	$175,121	$207,424
Earnings Per Share:
Earnings per common share:
Basic	$7.78	$5.71	$6.42
Diluted	$7.43	$5.49	$6.19
Weighted average common shares outstanding:
Basic	26,920	30,673	32,290
Diluted	28,202	31,921	33,483

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$209,448	$175,121	$207,424
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain(1)	(7,919)	1,979	789
Unrealized gain (loss) on investments, net of tax	492	(2,253)	1,761
Total other comprehensive (loss) gain, net of tax	(7,427)	(274)	2,550
Comprehensive Income	202,021	174,847	209,974
(1)
Net of tax (provision) benefit of $2,483, $(637) and $(209) for the years ended December 31, 2024, 2023 and 2022, respectively.

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2021	43,424	$—	$225,689	$1,105,761	$(8,540)	(9,280)	$(229,858)	$1,093,052
Stock-based compensation expense	—	—	21,950	—	—	—	—	21,950
Shares issued for vested RSUs	640	—	—	—	—	—	—	—
Shares issued for stock option exercises	263	—	4,239	—	—	—	—	4,239
Net income	—	—	—	207,424	—	—	—	207,424
Unrealized gain on investments, net of tax	—	—	—	—	1,761	—	—	1,761
Foreign currency translation gain, net of tax	—	—	—	—	789	—	—	789
Purchases of treasury shares, at cost	—	—	—	—	—	(3,826)	(143,070)	(143,070)
Balance at December 31, 2022	44,327	$—	$251,878	$1,313,185	$(5,990)	(13,106)	$(372,928)	$1,186,145
Stock-based compensation expense	—	—	26,738	—	—	—	—	26,738
Shares issued for vested RSUs	624	—	—	—	—	—	—	—
Shares issued for stock option exercises	389	—	5,640	—	—	—	—	5,640
Net income	—	—	—	175,121	—	—	—	175,121
Unrealized loss on investments, net of tax	—	—	—	—	(2,253)	—	—	(2,253)
Foreign currency translation gain, net of tax	—	—	—	—	1,979	—	—	1,979
Purchases of treasury shares, at cost	—	—	—	—	—	(3,145)	(153,187)	(153,187)
Balance at December 31, 2023	45,340	$—	$284,256	$1,488,306	$(6,264)	(16,251)	$(526,115)	$1,240,183
Stock-based compensation expense	—	—	31,816	—	—	—	—	31,816
Shares issued for vested RSUs	617	—	—	—	—	—	—	—
Shares issued for stock option exercises	564	—	12,196	—	—	—	—	12,196
Net income	—	—	—	209,448	—	—	—	209,448
Unrealized gain on investments, net of tax	—	—	—	—	492	—	—	492
Foreign currency translation loss, net of tax	—	—	—	—	(7,919)	—	—	(7,919)
Purchases of treasury shares, at cost	—	—	—	—	—	(4,462)	(289,292)	(289,292)
Balance at December 31, 2024	46,521	$—	$328,268	$1,697,754	$(13,691)	(20,713)	$(815,407)	$1,196,924

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net income	$209,448	$175,121	$207,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,207	38,157	36,867
Amortization of deferred loan costs and debt discount	15,787	10,123	5,698
Change in fair value	1,119,214	879,351	612,154
Stock-based compensation expense	31,816	26,738	21,950
Write-down of equity method investment	16,552	—	—
Loss on sale of subsidiary	—	—	4,388
Incomplete transaction costs	—	—	710
Loss on early extinguishment of debt	5,690	282	—
Operating leases, net	1,173	(1,457)	(3,637)
Deferred income taxes, net	112,722	8,545	17,034
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(12,513)	(44,169)	(32,317)
Other receivables, prepaid expenses and other assets	12,754	8,879	(24,335)
Accounts payable and accrued expenses	35,053	18,137	(2,843)
Current income taxes receivable/payable	(49,327)	47,162	50,905
Net cash provided by operating activities	1,538,576	1,166,869	893,998
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(5,640,183)	(4,315,483)	(4,103,939)
Loans and finance receivables repaid	3,772,410	2,866,066	2,472,585
Capitalization of software development costs and purchases of fixed assets	(43,422)	(45,241)	(43,629)
Sale of subsidiary	—	—	8,713
Net cash used in investing activities	(1,911,195)	(1,494,658)	(1,666,270)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	852,000	423,000	139,000
Repayments under revolving line of credit	(755,000)	(376,000)	(30,000)
Borrowings under securitization facilities	1,617,861	1,013,591	827,657
Repayments under securitization facilities	(1,046,424)	(679,190)	(65,487)
Issuance of senior notes	500,000	396,232	—
Repayments of senior notes	(544,393)	(81,123)	—
Debt issuance costs paid	(28,066)	(22,422)	(7,473)
Proceeds from exercise of stock options	12,196	5,640	4,239
Treasury shares purchased	(289,292)	(153,187)	(143,070)
Net cash provided by financing activities	318,882	526,541	724,866
Effect of exchange rates on cash	(1,034)	287	(77)
Net (decrease) increase in cash, cash equivalents and restricted cash	(54,771)	199,039	(47,483)
Cash, cash equivalents and restricted cash at beginning of year	377,439	178,400	225,883
Cash, cash equivalents and restricted cash at end of year	$322,668	$377,439	$178,400

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Nature of the Company

Enova International, Inc. (“Enova”), formed on September 7, 2011, is an independent, publicly traded company, and the Company’s shares of common stock are listed on the New York Stock Exchange under the symbol “ENVA.” Enova and its subsidiaries (individually and collectively referred to herein as the “Company”) operate an internet-based lending platform to serve customers in need of cash to fulfill their financial responsibilities. Through a network of direct and indirect marketing channels, the Company offers funds to its customers through a variety of loan and finance receivable products that are primarily unsecured. The business is operated primarily through the internet to provide convenient, fully-automated financial solutions to its customers. As of December 31, 2024, the Company offered or arranged loans to consumers under the names “CashNetUSA” and “NetCredit” in 37 states in the United States and under the name “Simplic” in Brazil. The Company also offered financing to small businesses in 49 states and Washington D.C. in the United States under the names “OnDeck” and “Headway Capital.”

The Company originates, guarantees or purchases consumer loans. Consumer loans provide customers with cash in their bank account, typically in exchange for an obligation to repay the amount advanced plus fees and/or interest. Consumer loans include installment loans and line of credit accounts. The Company provides or has provided financing to small businesses through either installment loans, a receivables purchase agreement product (“RPAs”) or a line of credit account. RPAs represent a right to receive future receivables from a small business. Small businesses receive funds in exchange for a portion of the business’ future receivables at an agreed upon discount. In contrast, lending is a commitment to repay principal and interest. “Loans and finance receivables” include consumer loans, small business loans and RPAs.

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

The Company operates a money transfer platform that allows customers to send money from the United States to Mexico, other Latin American countries and Asia. Revenue is generated through fees per transfer and an exchange rate spread.

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

Foreign Currency Translations

The functional currency for the Company’s subsidiaries that serve residents of Brazil is the Brazilian real. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) as a separate component of stockholders’ equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each period.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	December 31,
	2024	2023	2022
Cash and cash equivalents	$73,910	$54,357	$100,165
Restricted cash	248,758	323,082	78,235
Total cash, cash equivalents and restricted cash	$322,668	$377,439	$178,400

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loans and Finance Receivables

The Company utilizes the fair value option on its entire loan and finance receivable portfolio. As such, loans and finance receivables are carried at fair value in the consolidated balance sheet with changes in fair value recorded in the consolidated income statement. To derive the fair value, the Company generally utilizes discounted cash flow analyses that factor in estimated losses, prepayments and servicing costs over the estimated duration of the underlying assets. Loss, prepayment and servicing cost assumptions are determined using historical loss data and include appropriate consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that the Company believes a market participant would require. Accrued and unpaid interest and fees are included in “Loans and finance receivables at fair value” in the consolidated balance sheets.

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

For consumer loans and finance receivables, the Company generally charges off a delinquent loan after 65 days past due, or earlier if deemed uncollectible at that point. For small business loans and finance receivables, the Company generally charges off a loan when it is probable that that it will be unable to collect all of the remaining principal payments, which is generally after 90 days of delinquency and 30 days of non-activity. Recoveries on loans and finance receivables that were previously charged off are generally recognized when collected or sold.

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

Investments in Unconsolidated Investees

The Company owns a 20% equity interest in On Deck Capital Australia PTY LTD (“OnDeck Australia”), which is recorded using the equity method of accounting. As of December 31, 2024 the carrying value of the Company’s ownership in OnDeck Australia was $0.1 million, which the Company included in “Other assets” on the consolidated balance sheets. As of December 31, 2023, the carrying value of the Company’s investment in OnDeck Australia was $0.0 million.

On February 24, 2021, the Company contributed the platform-as-service business assumed in the OnDeck acquisition to Linear Financial Technologies Holding LLC (“Linear”) in exchange for ownership units in that entity. The Company recorded its interest in Linear under the equity method of accounting and included it in “Other assets” on the consolidated balance sheets. In 2022, the Company recognized a gain of $11.0 million related to the sale by Linear of its operating company. In the third quarter of 2024, Linear was dissolved, with its sole assets, consisting of preferred shares in a separate company, being distributed to the holders of Linear’s ownership units. Concurrently in the third quarter of 2024, the separate company executed a capital raise in which the Company opted not to participate that resulted in the Company’s preferred shares having a substantially less preferential position in the separate company’s capital structure. Because of their subordinated position, the preferred shares were valued at $0. As such, the Company recorded a loss of $16.6 million during 2024, which includes the carrying value of the investment of $16.1 million and the remaining unrealized loss of $0.5 million that had been recorded directly in accumulated other comprehensive income. As of December 31, 2024 and 2023, the carrying value of the Company’s investment in Linear was $0 and $16.1 million, respectively.

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

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the years ended December 31, 2024, 2023 and 2022 (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net Income	$209,448	$175,121	$207,424
Denominator:
Total weighted average basic shares	26,920	30,673	32,290
Shares applicable to stock-based compensation	1,282	1,248	1,193
Total weighted average diluted shares	28,202	31,921	33,483
Earnings per common share – basic	$7.78	$5.71	$6.42
Earnings per common share – diluted	$7.43	$5.49	$6.19

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2024, 2023 and 2022, 177,247, 351,699 and 530,471 shares of common stock underlying stock options, respectively, were excluded from the calculation of diluted net earnings per share because their effect would have been antidilutive. For the year ended December 31, 2024, there were 1,394 shares, for the year ended December 31, 2023, there were 235,237 shares and for the year ended December 31, 2022, there were no shares of common stock underlying restricted stock units that were excluded from the calculation of diluted net earnings per share because their effect would have been antidilutive.

2. Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Consumer loans and finance receivables revenue	$1,576,821	$1,295,231	$1,065,033
Small business loans and finance receivables revenue	1,043,475	790,804	647,822
Total loans and finance receivables revenue	2,620,296	2,086,035	1,712,855
Other	37,504	31,604	23,230
Total Revenue	$2,657,800	$2,117,639	$1,736,085

Loans and Finance Receivables at Fair Value

The components of Company-owned loans and finance receivables at December 31, 2024 and 2023 were as follows (in thousands):

	As of December 31, 2024
		Small
	Consumer	Business	Total
Principal balance - accrual	$1,210,042	$2,290,132	$3,500,174
Principal balance - non-accrual	143,972	166,298	310,270
Total principal balance	1,354,014	2,456,430	3,810,444

Accrued interest and fees	128,956	27,086	156,042

Loans and finance receivables at fair value - accrual	1,617,708	2,672,714	4,290,422
Loans and finance receivables at fair value - non-accrual	21,599	74,423	96,022
Loans and finance receivables at fair value	1,639,307	2,747,137	4,386,444
Difference between principal balance and fair value	$285,293	$290,707	$576,000

	As of December 31, 2023
		Small
	Consumer	Business	Total
Principal balance - accrual	$1,019,057	$1,860,419	$2,879,476
Principal balance - non-accrual	119,871	155,388	275,259
Total principal balance	1,138,928	2,015,807	3,154,735

Accrued interest and fees	107,747	34,600	142,347

Loans and finance receivables at fair value - accrual	1,358,734	2,172,404	3,531,138
Loans and finance receivables at fair value - non-accrual	22,050	75,979	98,029
Loans and finance receivables at fair value	$1,380,784	$2,248,383	$3,629,167
Difference between principal balance and fair value	$241,856	$232,576	$474,432

As of December 31, 2024 and 2023, the aggregate fair value of loans and finance receivables that are 90 days or more past due was $32.7 million, of which $16.6 million was in non-accrual status, and $24.3 million, of which $23.6 million was in non-accrual status, respectively. The aggregate unpaid principal balance for loans and finance receivables that are 90 days or more past due was $71.9 million and $43.6 million, respectively.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the fair value of Company-owned loans and finance receivables during the years ended December 31, 2024 and 2023 were as follows (dollars in thousands):

	Year Ended December 31, 2024
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,380,784	$2,248,383	$3,629,167
Originations or acquisitions(1)	2,018,359	4,035,963	6,054,322
Interest and fees(2)	1,576,821	1,043,475	2,620,296
Repayments	(2,564,901)	(4,225,054)	(6,789,955)
Charge-offs, net(3)	(785,317)	(421,275)	(1,206,592)
Net change in fair value(3)	21,733	65,645	87,378
Effect of foreign currency translation	(8,172)	—	(8,172)
Balance at end of period	$1,639,307	$2,747,137	$4,386,444

	Year Ended December 31, 2023
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,083,062	$1,935,466	$3,018,528
Originations or acquisitions(1)	1,614,464	3,192,315	4,806,779
Interest and fees(2)	1,295,231	790,804	2,086,035
Repayments	(2,024,570)	(3,379,383)	(5,403,953)
Charge-offs, net(3)	(680,185)	(350,611)	(1,030,796)
Net change in fair value(3)	91,653	59,792	151,445
Effect of foreign currency translation	1,129	—	1,129
Balance at end of period	$1,380,784	$2,248,383	$3,629,167

(1)
Originations or acquisitions is presented on a cost basis.
(2)
Included in “Revenue” in the consolidated statements of income.
(3)
Included in “Change in Fair Value” in the consolidated statements of income.

In connection with its CSO program, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for consumer loans and is required to purchase any defaulted loans it has guaranteed. As of December 31, 2024 and 2023, the amount of consumer loans guaranteed by the Company had an estimated fair value of $28.4 million and $18.5 million, respectively, and an outstanding principal balance of $19.9 million and $13.5 million, respectively. As of December 31, 2024 and 2023, the amount of consumer loans, including principal, fees and interest, guaranteed by the Company were $23.8 million and $16.4 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

3. Property and Equipment

As a leading technology and analytics company, a significant amount of capital is invested in developing computer software and systems infrastructure. The Company capitalized internal software development costs of $40.9 million, $37.3 million and $29.3 million during 2024, 2023 and 2022, respectively.

Major classifications of property and equipment at December 31, 2024 and 2023 were as follows (in thousands):

	As of December 31, 2024
	Cost	Accumulated Depreciation	Net
Computer software	$210,268	$(103,017)	$107,251
Furniture, fixtures and equipment	34,253	(27,085)	7,168
Leasehold improvements	16,724	(11,187)	5,537
Total	$261,245	$(141,289)	$119,956

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2023
	Cost	Accumulated Depreciation	Net
Computer software	$183,230	$(93,546)	$89,684
Furniture, fixtures and equipment	34,959	(22,943)	12,016
Leasehold improvements	21,644	(14,639)	7,005
Total	$239,833	$(131,128)	$108,705

The Company recognized depreciation expense of $32.2 million, $29.8 million and $28.8 million during 2024, 2023 and 2022, respectively.

4. Goodwill and Other Intangible Assets

There were no changes in the carrying value of goodwill for the years ended December 31, 2024 and 2023.

The Company completed its annual assessment of goodwill as of October 1, 2024 based on qualitative factors and determined that the fair value of its goodwill exceeded carrying value; as such, no impairment existed at that date.

Acquired intangible assets that are subject to amortization as of December 31, 2024 and 2023, were as follows (in thousands):

	As of December 31, 2024
	Cost	Accumulated Amortization	Net
Developed technology	$25,980	$(21,013)	$4,967
Trade names and trademarks	11,184	(6,875)	4,309
Licenses	3,100	(2,325)	775
Customer relationships	1,900	(1,425)	475
Lead provider and broker relationships	1,700	(1,275)	425
Total	$43,864	$(32,913)	$10,951

	As of December 31, 2023
	Cost	Accumulated Amortization	Net
Developed technology	$25,980	$(15,817)	$10,163
Trade names and trademarks	11,214	(5,387)	5,827
Licenses	3,100	(1,705)	1,395
Customer relationships	1,900	(1,045)	855
Lead provider and broker relationships	1,700	(935)	765
Total	$43,894	$(24,889)	$19,005

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

Amortization expense for acquired intangible assets was $8.1 million, $8.4 million and $8.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Estimated future amortization expense for the years ended December 31, is as follows (in thousands):

Year	Amount
2025	$7,291
2026	2,029
2027	806
2028	110
2029	110

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2024 and 2023 were as follows (in thousands):

	As of December 31,
	2024	2023
Unrecognized tax benefits	$82,463	$135,229
Trade accounts payable	58,950	43,330
Accrued payroll and fringe benefits	45,784	34,758
Accrued interest payable	30,501	27,673
Liability for consumer loans funded by third-party lender	19,357	11,610
Accrual for consumer loan payments rejected for non-sufficient funds	10,943	6,568
Other accrued liabilities	1,972	1,988
Total	$249,970	$261,156

Refer to Note 9 for discussion of unrecognized tax benefits.

6. Marketing Expenses

Marketing expenses for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Customer procurement expense including lead purchase costs	$292,794	$230,910	$248,446
Advertising	230,775	183,550	134,127
Total	$523,569	$414,460	$382,573

7. Leases

The Company has operating leases primarily for its corporate headquarters, other offices located in the U.S. and certain equipment. The Company’s leases have remaining lease terms of less than one year to ten years. Certain leases include options to extend the leases for up to five years, while others include options to terminate the leases within one year. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

During the fourth quarter of 2024, the Company entered into amendments related to its leases for office space in Denver and New York. The amendments, among other changes, resulted in extensions of the lease terms from April 2026 to October 2029 in Denver and from December 2026 to June 2032 in New York. As a result, the Company recognized an adjustment to increase its operating lease liability and operating lease right of use asset balance by $5.5 million.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease expenses for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$4,814	$4,983	$7,652
Operating lease impairment/termination charge	—	—	(72)
Variable lease cost	746	1,252	723
Short-term lease cost	493	1,208	383
Sublease income	(281)	(1,175)	(226)
Total lease cost	$5,772	$6,268	$8,460

Future minimum lease payments as of December 31, 2024 are as follows (in thousands):

Year	Amount
2025	$3,471
2026	4,341
2027	6,619
2028	6,213
2029	5,518
Thereafter	22,404
Total lease payments	$48,566
Less: interest	16,401
Present value of lease liabilities	$32,165

The weighted average remaining lease term and discount rate as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Weighted average remaining lease term (years)
Operating leases	8.1	8.5
Weighted average discount rate
Operating leases	8.81%	9.01%

Supplemental cash flow disclosures related to leases for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,790	$7,735
Noncash transactions related to adjustments to lease liability and right-of-use asset
Operating leases	6,186	(2,969)

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-term Debt

The Company’s long-term debt instruments and balances outstanding as of December 31, 2024 and 2023 were as follows (in thousands):

				Weighted			Outstanding
	Revolving			average	Borrowing		December 31,
	period end date	Maturity date		interest rate(1)	capacity		2024	2023
Funding Debt:
2018-1 Securitization Facility	March 2025	March 2026		8.94%	$200,000		$32,200	$92,964
2018-2 Securitization Facility	July 2023	July 2025	(2)	—	—		—	66,110
NCR 2022 Securitization Facility	October 2026	October 2028		8.62%	200,000		119,039	43,975
NCLOCR 2024 Securitization Facility	February 2027	February 2028		9.87%	150,000		99,000	—
ODR 2021-1 Securitization Facility	November 2025	November 2026		8.09%	233,333		233,333	151,331
ODR 2022-1 Securitization Facility	June 2026	June 2027		8.23%	420,000		188,342	277,586
RAOD Securitization Facility	November 2026	November 2027		7.30%	236,842		192,000	142,110
HWCR 2023 Securitization Facility	September 2026	September 2027		8.80%	487,595		331,214	287,214
ODAST III Securitization Notes	April 2024	May 2027	(3)	—	—		—	300,000
2023-A Securitization Notes	—	December 2027		7.78%	32,116		32,116	78,865
2024-A Securitization Notes	—	October 2030		7.75%	123,546		123,546	—
ODAS IV 2023-1 Securitization Notes	July 2026	August 2030		7.66%	227,051		227,051	227,051
ODAS IV 2024-1 Securitization Notes	May 2027	June 2031		6.84%	399,574		399,574	—
ODAS IV 2024-2 Securitization Notes	September 2027	October 2031		5.78%	261,353		261,353	—
Total funding debt				7.70%	$2,971,410		$2,238,768	$1,667,206
Corporate Debt:
9.125% Senior Notes Due 2029	—	August 2029		9.13%	$500,000		$500,000	$—
11.25% Senior Notes Due 2028	—	December 2028		11.25%	400,000		400,000	400,000
8.50% Senior Notes Due 2025	—	September 2025		8.50%	—		—	375,000
8.50% Senior Notes Due 2024	—	September 2024		8.50%	—		—	168,702
Revolving line of credit	June 2026	June 2026		7.93%	665,000	(4)	453,000	356,000
Total corporate debt				9.35%	$1,565,000		$1,353,000	$1,299,702
Less: Long-term debt issuance costs							$(24,830)	$(17,966)
Less: Debt discounts							(3,456)	(5,137)
Total long-term debt							$3,563,482	$2,943,805

(1)
The weighted average interest rate is determined based on the rates and principal balances on December 31, 2024. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.
(2)
On May 31, 2024, the remaining outstanding balance on this facility was paid in full and the facility was terminated.
(3)
On May 17, 2024, the remaining outstanding balance of these notes were paid in full and the facility was terminated.
(4)
The Company had outstanding letters of credit under the Revolving line of credit of $0.7 and $0.8 million as of December 31, 2024 and 2023, respectively.

Weighted-average interest rates on long-term debt were 9.31% and 8.28% for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreements.

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

The 2018‑1 Debtor has issued a revolving note with an initial maximum principal balance of $150.0 million, which was required to be secured by 1.25 times the drawn amount in eligible securitization receivables. On September 15, 2021, the 2018-1 Securitization Facility was amended to increase the advance rate 90% and to reopen and extend the revolving period to September 15, 2024 and the final maturity date to September 15, 2026. The amendment also increased the eligibility criteria around acceptable collateral and increased flexibility around certain financial covenants. On March 24, 2022, the 2018-1 Securitization Facility was amended to, among other changes, increase the commitment amount of the revolving loans from $150.0 million to $200.0 million and extend the maturity date from September 15, 2026 to March 24, 2027. On May 22, 2024, the 2018-1 Securitization Facility was amended to change the maturity

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

date from March 24, 2027 to March 24, 2026. The 2018‑1 Securitization Facility is non-recourse to the Company. As of December 31, 2024 and 2023, the outstanding amount of the 2018-1 Securitization Facility was $32.2 million and $93.0 million, respectively.

The 2018‑1 Securitization Facility is governed by a loan and security agreement, dated as of July 23, 2018, and amended on September 15, 2021, March 24, 2022, July 28, 2022, December 31, 2022 and May 22, 2024, between the 2018‑1 Lender and the 2018‑1 Debtor. The 2018-1 Securitization Facility bears interest at a rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin, which rate per annum is 4.25%. In addition, the 2018‑1 Debtor paid certain customary upfront closing fees to the 2018‑1 Lender. Interest payments on the 2018‑1 Securitization Facility are made monthly. The 2018‑1 Debtor shall be permitted to prepay the 2018‑1 Securitization Facility, subject to certain fees and conditions. In the event of prepayment for the purposes of securitizations, no fees shall apply. Any remaining amounts outstanding will be payable no later than March 24, 2026, the final maturity date.

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

2018-2 Securitization Facility

On October 23, 2018, the Company and several of its subsidiaries entered into a receivables funding agreement (the “2018-2 Securitization Facility”) with Credit Suisse AG, New York Branch, as agent (the “2018-2 Agent”). The 2018-2 Securitization Facility collateralized securitization receivables that were originated or acquired under the Company’s NetCredit brand by several of its subsidiaries and that met specified eligibility criteria in exchange for a revolving note. Under the 2018-2 Securitization Facility, securitization receivables were sold to a wholly-owned subsidiary of the Company (the “2018-2 Debtor”) and serviced by another subsidiary of the Company.

The 2018-2 Debtor issued a revolving note with an initial maximum principal balance of $150.0 million, which was required to be secured by 1.25 times the drawn amount in eligible securitization receivables. On July 23, 2021, the 2018-2 Securitization Facility was amended to increase the advance rate to 90% and to reopen and extend the revolving period for two years to July 23, 2023. The amendment also made certain changes in the scope of eligibility criteria for acceptable collateral. On March 14, 2022, the 2018-2 Securitization facility was amended to, among other changes, increase the commitment amount from $150.0 million to $225.0 million. In May 2024, the 2018-2 Debtor repaid in full all outstanding indebtedness and terminated all commitments and obligations under the 2018-2 Securitization Facility. The 2018-2 Securitization Facility’s lender’s security interest in the 2018-2 Debtor’s assets was automatically released and terminated in connection with the repayment of the 2018-2 Securitization Facility. As of December 31, 2023, the outstanding amount of the 2018-2 Securitization Facility was $66.1 million.

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

The NCR 2022 Debtor has issued notes with an initial maximum principal balance of $125.0 million, which were required to be secured by 1.25 times the drawn amount in eligible receivables. On October 15, 2024, the NCR 2022 Securitization Facility was amended to, among other changes, extend the revolving period end and final maturity date to October 2026 and October 2028, respectively, increase the revolving commitment from $125.0 million to $200.0 million, decrease the borrowing rate from SOFR + 4.75% to SOFR + 4.25% and increase the advance rate from 80% to 85%. The NCR 2022 Securitization Facility is non-recourse to the Company. As of December

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

31, 2024 and 2023, the total outstanding amount of the NCR 2022 Securitization Facility was $119.0 million and $44.0 million, respectively.

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

The NCLOCR 2024 Securitization Facility has a revolving commitment of $150.0 million, which is required to be secured by eligible securitization receivables. The NCLOCR 2024 Securitization Facility is non-recourse to the Company. The facility has a revolving period that ends in February 2027 and a final maturity ending in February 2028. The NCLOCR 2024 Securitization Facility is non-recourse to the Company. As of December 31, 2024, the total outstanding amount of the NCLOCR 2024 Securitization Facility was $99.0 million.

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

The ODR 2021-1 Debtor has issued revolving loan notes that are required to be secured by eligible securitization receivables. On March 29, 2022, the ODR 2021-1 Securitization Facility was amended to, among other changes, increase the commitment amount of the revolving loans from $150.0 million to $200.0 million. On November 18, 2022, the ODR 2021-1 Securitization Facility was further amended to include a Class B revolving note with a maximum loan balance of $33.3 million, increasing the total commitment amount from $200.0 million to $233.3 million. On November 15, 2023 the ODR 2021-1 Securitization Facility was amended to, among other changes, extend the revolving period to November 2025 and the maturity date to November 2026. The ODR 2021-1 Securitization

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Facility is non-recourse to the Company. As of December 31, 2024 and 2023, there was $233.3 million and $151.3 million outstanding amount under the ODR 2021-1 Securitization Facility, respectively.

The ODR 2021-1 Securitization Facility is governed by a credit agreement, dated as of November 17, 2021, and amended on March 29, 2022, November 14, 2022, November 18, 2022, December 15, 2022, January 30, 2023, February 27, 2023 and November 15, 2023, among the ODR 2021-1 Debtor, the administrative and collateral agent, the lenders, and the paying agent. The ODR 2021-1 Securitization Facility Class A note bears interest at a rate per annum equal to a benchmark rate (currently the lender’s asset-backed commercial paper rate) plus an applicable margin of 2.60%. The ODR 2021-1 Securitization Facility Class B note bears interest at a rate per annum equal to a benchmark rate (currently SOFR) plus an applicable margin of 8.00%. Interest payments on the ODR 2021-1 Securitization Facility are made monthly.

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

The ODR 2022-1 Securitization Facility initially had Class A and Class B revolving commitments of $350.0 million and $70.0 million, respectively, which are required to be secured by eligible securitization receivables. On June 27, 2024, the ODR 2022-1 Securitization Facility was amended to, among other changes, extend the revolving period end and final maturity date to June 2026 and June 2027, respectively, decrease the Class A revolving commitment from $350.0 million to $338.0 million, and increase the Class B revolving commitment from $70.0 million to $82.0 million. The total facility commitment remained the same at $420.0 million. Additionally, the borrowing rate on the Class A loans increased to BMO’s prime rate plus 2.60% from BMO’s prime rate plus 1.75% and the Class A advance rate decreased from 75.0% to 72.5%. There were no changes to the borrowing rate or advance rate on the Class B loans. The ODR 2022-1 Securitization Facility is non-recourse to the Company. As of December 31, 2024 and 2023, the total outstanding amount of the ODR 2022-1 Securitization Facility was $188.3 million and $277.6 million, respectively.

The ODR 2022-1 Securitization Facility is governed by a credit agreement, dated as of June 30, 2022, among the ODR 2022-1 Debtor, the administrative and collateral agent, the lenders, and the paying agent. The Class A revolving loans shall accrue interest at a rate per annum equal to BMO’s prime rate plus 2.60% with an advance rate of 72.5%. The Class B revolving loans shall accrue interest at a rate per annum equal to SOFR plus 7.50% with an advance rate of 90%. Interest payments on the ODR 2022-1 Securitization Facility are made monthly.

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

RAOD Securitization Facility

Assumed in the OnDeck acquisition, the loan securitization facility (“RAOD Securitization Facility”) for Receivable Assets of OnDeck, LLC (“RAOD”), a wholly-owned indirect subsidiary of the Company, collateralizes certain eligible installment loans originated or purchased by OnDeck or certain other subsidiaries. The RAOD Securitization Facility was amended on December 24, 2020, which, amongst other changes, extended the revolving period from December 2020 to December 2022, extended the maturity date from September 2021 to December 2023, revised the advance rate to 76% and changed the borrowing rate from LIBOR plus 1.65% to LIBOR plus 2.5%. On July 16, 2021, the RAOD Securitization Facility was further amended to increase the total commitment from $100.0 million to $177.6 million by increasing the Class A note commitment to $150.0 million and adding a Class B note with a commitment of $27.6 million. The borrowing rate on the Class A note was lowered from LIBOR plus 2.5% to LIBOR plus 1.75% and the borrowing rate on the Class B note was LIBOR plus 6.5% and the advance rate for the Class A notes remained 76% and the Class B notes advance rate was 90%. The scope of acceptable collateral was also expanded to include line of credit products from OnDeck in addition to installment loans. On March 18, 2022, the RAOD Securitization Facility was amended to, among other changes, increase the Class A commitment amount to $200.0 million and the Class B commitment to $36.8 million. On November 18, 2022, the RAOD Securitization Facility was amended to, among other changes, extend the revolving period to November 2024, extend the maturity date to November 2025, change the Class A borrowing rate from LIBOR plus 1.75% to SOFR plus 1.90% and the Class B borrowing rate from LIBOR plus 6.5% to SOFR plus 8.00%, and decrease the Class B commitment from $36.8 million to $30.3 million and the Class B advance rate from 90% to 87.5%. On November 18, 2024, the RAOD Securitization Facility was amended to extend the revolving period to November 2026, extend the maturity date to November 2027, change the Class A borrowing rate from SOFR plus 1.90% to SOFR plus 1.85% and the Class B borrowing rate from SOFR plus 8.00% to SOFR plus 7.60%, and increase the Class B commitment from $30.3 million to $36.8 million and the Class B advance rate from 87.5% to 90%. The Class A commitment amount and advance rate remained the same at $200.0 million and 76%, respectively. As of December 31, 2024 and 2023, the carrying amount of the RAOD Securitization Facility was $192.0 million and $142.1 million, respectively.

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

The HWCR 2023 Securitization Facility initially had Class A and Class B revolving commitments of $215.0 million and $72.2 million, respectively, which are required to be secured by eligible securitization receivables. On September 18, 2024, the HWCR 2022 Securitization Facility was amended to, among other changes, extend the revolving period end and final maturity date to September 2026 and September 2027, respectively, increase the Class A revolving commitment from $215.0 million to $365.0 million, the Class B revolving commitment from $72.2 million to $122.6 million and the total facility commitment from $287.2 million to $487.6 million. There were no changes to the borrowing rate or advance rate on the Class A and Class B loans. The HWCR 2023 Securitization Facility is non-recourse to the Company. As of December 31, 2024 and 2023, the total outstanding amount of the HWCR 2023 Securitization Facility was $331.2 million and $287.2 million, respectively.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ODAST III Securitization Notes

On May 5, 2021, the Company issued $300 million initial principal amount of fixed-rate, asset-backed notes (the “ODAST III Securitization Notes”) through a wholly-owned subsidiary, OnDeck Asset Securitization Trust III LLC (“ODAST III”). The net proceeds from issuance of the ODAST III Securitization Notes were used to acquire small business loans from On Deck Capital, Inc. (“ODC”) and ODK Capital, LLC (“ODK”), each of which is a wholly-owned subsidiary of the Company. The acquired loans were pledged as collateral for the ODAST III Securitization Notes and were serviced by another subsidiary of the Company. The ODAST III Securitization Notes were issued in four classes with a weighted average fixed interest coupon of 2.07% per annum. The revolving period during which a certain portion of collections received on the portfolio of loans held by ODAST III could be used to continue to purchase loans from certain of the Company’s subsidiaries ended in April 2024. The ODAST III Securitization Notes had a final maturity in May 2027 with optional prepayment beginning in May 2023. The ODAST III Securitization Notes and future series of notes, if any, issued under the Base Indenture were secured by and payable from such series pro rata allocation of collections received on a revolving pool of small business loans transferred from time to time from the Company to ODAST III. At the time of issuance of the ODAST III Securitization Notes, the portfolio of loans held by ODAST III and pledged to secure the ODAST III Securitization Notes was approximately $316 million. The ODAST III Securitization Notes were paid in full and terminated in 2024. As of December 31, 2023, the carrying amount of the ODAST III Securitization Notes was $299.3 million, including an unamortized discount of $0.4 million and unamortized issuance costs of $0.3 million.

2023-A Securitization Notes

On March 3, 2023, the Company issued $170.0 million in aggregate principal notes (the “2023-A Securitization Notes”) through an indirect subsidiary, NetCredit Combined Receivables 2023, LLC (“NCCR 2023”). The 2023-A Securitization Notes were sold at a discount of the principal amount to yield 9.00% to maturity in December 2027 (equivalent to 3.975% spread above interpolated U.S. Treasuries). The 2023-A Securitization Notes represent obligations of NCCR 2023 only and are not guaranteed by the Company. The net proceeds from issuance of the 2023-A Securitization Notes were used to acquire consumer loans from certain of the Company’s wholly-owned subsidiaries. The acquired loans were pledged as collateral for 2023-A Securitization Notes and are serviced by another subsidiary of the Company. As of December 31, 2024 and 2023, the carrying amount of the 2023-A Securitization Notes was $31.7 million, including an unamortized discount of $0.2 million and unamortized issuance costs of $0.3 million, and $77.2 million, including an unamortized discount of $0.7 million and unamortized issuance costs of $0.9 million, respectively. The 2023-A Securitization Notes were offered and sold only to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act.

2024-A Securitization Notes

On May 31, 2024, NetCredit Combined Receivables 2024, LLC (“NCCR 2024”), a wholly-owned indirect subsidiary of the Company, issued $217.2 million of Fixed Rate Asset-Backed Notes (the “2024-A Securitization Notes”) in a private securitization transaction. The 2024-A Securitization Notes have a legal final payment date in October 2030 and were issued in two classes with principal amounts and fixed interest rates per annum as follows: Class A Notes of $172.5 million at 7.43% and Class B Notes of $44.6 million at 8.31%. The 2024-A Securitization Notes are backed by a pool of unsecured consumer installment loans. The 2024-A Securitization Notes represent obligations of NCCR 2024 only and are not guaranteed by the Company. The net proceeds of the offering of the 2024-A Securitization Notes were used to acquire unsecured consumer installment loans from certain subsidiaries of the Company, fund a reserve amount and pay fees and expenses incurred in connection with the transaction. As of December 31, 2024, the carrying amount of the 2024-A Securitization Notes was $122.1 million, including unamortized issuance costs of $1.4 million. The 2024-A Securitization Notes were

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

offered and sold only to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act.

ODAS IV 2023-1 Securitization Notes

On July 27, 2023, OnDeck Asset Securitization IV, LLC (“ODAS IV”), a wholly-owned indirect subsidiary of the Company, issued $227.1 million in initial principal amount of Series 2023-1 Fixed Rate Asset-Backed Notes (the “ODAS IV 2023-1 Securitization Notes”) in a private securitization transaction. The ODAS IV 2023-1 Securitization Notes have a legal final payment date in August 2030 and were issued in three classes with initial principal amounts and fixed interest rates per annum as follows: Class A notes of $143.8 million at 7.00%, Class B notes of $56.3 million at 8.25%, and Class C notes of $27.0 million at 9.93%. Collateral for the ODAS IV Securitization Notes consists of, among other things, a revolving pool of small business loans originated or purchased by ODK.

The net proceeds of the ODAS IV 2023-1 Securitization Notes were used to purchase small business loans from ODK that were pledged as collateral for the ODAS IV 2023-1 Securitization Notes and to fund a reserve account. ODK is the servicer of the loans securing the ODAS IV Securitization Notes. ODAS IV is the sole obligor of the ODAS IV 2023-1 Securitization Notes, which are not obligations of, or guaranteed by, the Company or ODK. The Company used the proceeds from ODAS IV for general corporate purposes. The ODAS IV 2023-1 Securitization Notes were offered and sold to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act. As of December 31, 2024 and 2023, the carrying amount of the ODAS IV 2023-1 Securitization Notes was $225.2 million, including an unamortized discount of $0.2 million and unamortized issuance costs of $1.7 million, and $224.0 million, including an unamortized discount of $0.3 million and unamortized issuance costs of $2.7 million, respectively.

ODAS IV 2024-1 Securitization Notes

On May 17, 2024, ODAS IV issued $399.6 million in initial principal amount of Series 2024-1 Fixed Rate Asset-Backed Notes (the “ODAS IV 2024-1 Securitization Notes”) in a private securitization transaction. The ODAS IV 2024-1 Securitization Notes have a legal final payment date in June 2031 and were issued in three classes with initial principal amounts and fixed interest rates per annum as follows: Class A Notes of $260.1 million at 6.27%, Class B Notes of $82.2 million at 7.15%, and Class C Notes of $57.3 million at 8.99%. Collateral for the ODAS IV 2024-1 Securitization Notes consists of, among other things, a revolving pool of small business loans originated or purchased by ODK. ODAS IV used the net proceeds of the private offering to purchase small business loans from ODK that were pledged as collateral for the ODAS IV 2024-1 Securitization Notes and to fund a reserve account. ODK is the servicer of the loans securing the ODAS IV 2024-1 Securitization Notes. ODAS IV is the sole obligor of the ODAS IV 2024-1 Securitization Notes, which are not obligations of, or guaranteed by, the Company or ODK. The Company used the proceeds from the transaction for general corporate purposes. As of December 31, 2024, the carrying amount of the ODAS IV 2024-1 Securitization Notes was $395.2 million, including an unamortized discount of $0.1 million and unamortized issuance costs of $4.3 million. The ODAS IV 2024-1 Securitization Notes were offered and sold to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act.

ODAS IV 2024-2 Securitization Notes

On October 2, 2024, ODAS IV issued $261.4 million in initial principal amount of Series 2024-2 Fixed Rate Asset-Backed Notes (the “ODAS IV 2024-2 Securitization Notes”) in a private securitization transaction. The ODAS IV 2024-2 Securitization Notes have a legal final payment date in October 2031 and were issued in four classes with initial principal amounts and fixed interest rates per annum as follows: Class A Notes of $141.7 million at 4.98%, Class B Notes of $56.9 million at 5.42%, Class C Notes of $40.2 million at 7.03% and Class D Notes of $22.6 million at 9.49%. Collateral for the ODAS IV 2024-2 Securitization Notes consists of, among other things, a revolving pool of small business loans originated or purchased by ODK.

The net proceeds of the ODAS IV 2024-2 Securitization Notes were used to purchase small business loans from ODK that were pledged as collateral for the ODAS IV 2024-2 Securitization Notes and to fund a reserve account. ODK is the servicer of the loans securing the ODAS IV 2024-2 Securitization Notes. ODAS IV is the sole obligor of the ODAS IV 2024-2 Securitization Notes, which are not obligations of, or guaranteed by, the Company or ODK. The Company used the proceeds from ODAS IV for general corporate purposes. As of December 31, 2024, the carrying amount of the ODAS IV 2024-2 Securitization Notes was $257.9 million, including unamortized issuance costs of $3.4 million. The ODAS IV 2024-2 Securitization Notes were offered and sold to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Corporate Debt

8.50% Senior Unsecured Notes Due 2024

On September 1, 2017, the Company issued and sold $250.0 million in aggregate principal amount of 8.50% senior notes due 2024 (the “2024 Senior Notes”). The 2024 Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States pursuant to Regulation S under the Securities Act. The 2024 Senior Notes bore interest at a rate of 8.50% annually on the principal amount payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2018. The 2024 Senior Notes were sold at a price of 100% with a maturity date of September 1, 2024. The 2024 Senior Notes were unsecured debt obligations of the Company and were unconditionally guaranteed by certain of its domestic subsidiaries.

The 2024 Senior Notes were redeemable at the Company’s option, in whole or in part, (i) at any time prior to September 1, 2020 at 100% of the aggregate principal amount of 2024 Senior Notes redeemed plus the applicable “make whole” premium specified in the indenture that governed the Company’s 2024 Senior Notes (the “2024 Senior Notes Indenture”), plus accrued and unpaid interest, if any, to the redemption date and (ii) at any time on or after September 1, 2020 at the premium, if any, specified in the 2024 Senior Notes Indenture that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to September 1, 2020, at its option, the Company could have redeemed up to 40% of the aggregate principal amount of the 2024 Senior Notes at a redemption price of 108.5% of the aggregate principal amount of 2024 Senior Notes redeemed, plus accrued and unpaid interest, if any, to the redemption date, with the proceeds of certain equity offerings as described in the 2024 Senior Notes Indenture.

The 2024 Senior Notes and the related guarantees had not been and were not registered under the Securities Act, or the securities laws of any state or other jurisdiction, and were not offered or sold in the United States without registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities or blue sky laws and foreign securities laws.

The Company used the net proceeds of the 2024 Senior Notes offering to retire a portion of its existing indebtedness, to pay the related accrued interest, premiums, fees and expenses associated therewith and for general corporate purposes.

During the year ended December 31, 2023, the Company repurchased $81.3 million of principal amount of the 2024 Senior Notes for an aggregate cash consideration of $81.1 million plus accrued interest. In connection with these purchases, the Company recorded a loss on early extinguishment of debt of $0.3 million ($0.2 million, net of tax) during the year ended December 31, 2023, which is included in “Other nonoperating expenses” in the consolidated statements of income. On January 3, 2024, the Company redeemed all remaining 2024 Senior Notes at par plus accrued interest.

8.50% Senior Unsecured Notes Due 2025

On September 19, 2018, the Company issued and sold $375.0 million in aggregate principal amount of 8.50% senior notes due 2025 (the “2025 Senior Notes”). The 2025 Senior Notes were sold to qualified institutional buyers in accordance with the Securities Act and outside the United States pursuant to Regulation S under the Securities Act. The 2025 Senior Notes bore interest at a rate of 8.50% annually on the principal amount payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019. The 2025 Senior Notes were sold at a price of 100% with a maturity date of September 15, 2025. The 2025 Senior Notes were unsecured debt obligations of the Company and were unconditionally guaranteed by certain of its domestic subsidiaries.

The 2025 Senior Notes were redeemable at the Company’s option, in whole or in part, (i) at any time prior to September 15, 2021 at 100% of the aggregate principal amount of 2025 Senior Notes redeemed plus the applicable “make whole” premium specified in the indenture that governed the Company’s 2025 Senior Notes (the “2025 Senior Notes Indenture”), plus accrued and unpaid interest, if any, to the redemption date and (ii) at any time on or after September 15, 2021 at the premium, if any, specified in the 2025 Senior Notes Indenture that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to September 15, 2021, at its option, the Company could have redeemed up to 40% of the aggregate principal amount of the 2025 Senior Notes at a redemption price of 108.5% of the aggregate principal amount of 2025 Senior Notes redeemed, plus accrued and unpaid interest, if any, to the redemption date, with the proceeds of certain equity offerings as described in the 2025 Senior Notes Indenture.

The 2025 Senior Notes and the related guarantees had not been and were not registered under the Securities Act, or the securities laws of any state or other jurisdiction, and were not offered or sold in the United States without registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities or blue sky laws and foreign securities laws.

The Company used a portion of the net proceeds of the 2025 Senior Notes offering to retire existing indebtedness, to pay the related accrued interest, premiums, fees and expenses associated therewith. The remaining amount was used for general corporate purposes.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On September 26, 2023, the Company commenced a solicitation of consents (the “Consent Solicitation”) from holders of its outstanding 2025 Senior Notes to amend the restricted payments covenant in the 2025 Senior Notes indenture in order to increase by up to $200.0 million the Company’s ability to make restricted payments in connection with share repurchases and for other corporate purposes, so long as, immediately after giving pro forma effect to the making of such restricted payment, the debt to tangible common equity ratio of the Company does not exceed 4.5 to 1.0. On October 3, 2023, the consents of the holders of more than 50% of the aggregate principal amount of the 2025 Senior Notes outstanding were received; accordingly, the supplemental indenture effecting the amendment became effective on October 4, 2023. In accordance with the terms of the Consent Solicitation, the Company made a cash payment of $5.4 million on October 5, 2023, representing a fee of 1.5% of principal, to holders of the 2025 Senior Notes that provided timely consent. This fee was deferred and was amortized over the remaining life of the 2025 Senior Notes.

On August 12, 2024, the Company redeemed all outstanding balances associated with the 2025 Senior Notes, including $375.0 million of par, accrued interest and an early redemption premium. In conjunction with this extinguishment, the Company recorded a $4.7 million charge ($3.5 million, net of tax) to write off the remaining unamortized deferred financing costs and expense the early redemption premium. This charge was included in “Other nonoperating expenses” in the consolidated statements of income for the year ended December 31, 2024.

11.25% Senior Unsecured Notes Due 2028

On December 6, 2023, the Company issued and sold $400.0 million in aggregate principal amount of 11.25% senior notes due 2028 (the “2028 Senior Notes”). The 2028 Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the United States pursuant to Regulation S under the Securities Act. The 2028 Senior Notes bear interest at a rate of 11.25% annually on the principal amount payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2024. The 2028 Senior Notes were sold at a price of 99.058% with a maturity date of December 15, 2028. The 2028 Senior Notes are unsecured debt obligations of the Company and are unconditionally guaranteed by certain of its domestic subsidiaries.

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

As of December 31, 2024 and 2023, the carrying amount of the 2028 Senior Notes was $391.4 million, which included an unamortized discount of $3.0 million and unamortized issuance costs of $5.6 million, and $389.4 million, which included an unamortized discount of $3.7 million and unamortized issuance costs of $6.9 million, respectively. The discount and issuance costs are being amortized to interest expense over a period of five years, through the maturity date of December 15, 2028.

9.125% Senior Notes Due 2029

On August 12, 2024, the Company issued and sold $500.0 million in aggregate principal amount of 9.125% senior notes due 2029 (the “2029 Senior Notes”). The 2029 Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the United States pursuant to Regulation S under the Securities Act. The 2029 Senior Notes bear interest at a rate of 9.125% annually on the principal amount payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2025. The 2029 Senior Notes were sold at a price of 100.000% with a maturity date of August 1, 2029. The 2029 Senior Notes are unsecured debt obligations of the Company and are unconditionally guaranteed by certain of its domestic subsidiaries.

The 2029 Senior Notes are redeemable at the Company’s option, in whole or in part, (i) at any time prior to August 1, 2026 at 100% of the aggregate principal amount of 2029 Senior Notes redeemed plus the applicable “make whole” premium specified in the indenture

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company used the net proceeds of the 2029 Senior Notes offering to extinguish the remaining outstanding balances on the 2025 Senior Notes, to pay related expenses related to the offering and extinguishment, to repay a portion of the outstanding indebtedness under the Company’s revolving credit facility, and for general corporate purposes.

As of December 31, 2024, the carrying amount of the 2029 Senior Notes was $491.9 million, which included unamortized issuance costs of $8.0 million. The issuance costs are being amortized to interest expense over a period of five years, through the maturity date of August 1, 2029.

Revolving Credit Facility

On June 23, 2022, the Company and certain of its subsidiaries entered into an amended and restated secured revolving credit agreement with Bank of Montreal, as administrative agent and collateral agent, the lenders from time to time party thereto, and BMO Capital Markets, Axos Bank, and Synovus Bank, as the joint lead arrangers and joint lead bookrunners (as amended, the “Credit Agreement”). The Credit Agreement amended and restated the existing credit agreement, dated as of June 30, 2017, by and among the Company, certain of its subsidiaries, the lenders from time to time party thereto, and TBK Bank, SSB, as administrative agent, in its entirety. On October 19, 2023, the Company and certain of its subsidiaries entered into the First Amendment to Amended and Restated Credit Agreement (the “First Amendment”). Prior to the First Amendment, the Credit Agreement provided for a secured, asset-backed revolving credit facility in an aggregate principal amount of up to $440.0 million, with a $20.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit. The First Amendment increased the total commitment amount to $515.0 million with no change to the interest rate or maturity date. On September 11, 2024, the Company and certain of its subsidiaries entered into the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”). The Second Amendment increased the total commitment amount to $665.0 million with no change to the interest rate or maturity date. The proceeds of the loans under the Credit Agreement may be used for working capital and other general business purposes. The Company had outstanding borrowings as of December 31, 2024 and 2023, of $453.0 million and $356.0 million, respectively, under the Credit Agreement.

The loans bear interest, at the Company’s option, at the base rate plus 0.75% or the SOFR rate plus 3.50%. In addition to customary fees for a credit facility of this size and type, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the commitment, and ranges from 0.15% per annum to 0.50% per annum depending on usage. The Credit Agreement contains certain prepayment penalties if it is terminated on or before the first and second anniversary dates, subject to certain exceptions. The loans mature on June 30, 2026. The Company had outstanding letters of credit under the Credit Agreement of $0.7 million and $0.8 million as of December 31, 2024 and 2023, respectively.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2024, required principal payments under the terms of the long-term debt for each of the five years after December 31, 2024 are as follows (in thousands):

Year	Amount
2025	$—
2026	453,000
2027	—
2028	400,000
2029	500,000
Thereafter	—
Securitization(1)	2,238,768
Total	$3,591,768

(1)
The 2018-1 Securitization Facility matures in March 2026, the NCR 2022 Securitization Facility matures in October 2028, the NCLOCR 2024 Securitization Facility matures in February 2028, the ODR 2021-1 Securitization Facility matures in November 2026, the ODR 2022-1 Securitization Facility matures in June 2027, the RAOD Securitization Facility matures in November 2027, the HWCR 2023 Securitization Facility matures in September 2027, the 2023-A Securitization Notes mature in December 2027, the 2024-A Securitization Notes mature in October 2030, the ODAS IV 2023-1 Securitization Notes mature in August 2030, the ODAS IV 2024-1 Securitization Notes mature in June 2031 and the ODAS IV 2024-2 Securitization Notes mature in October 2031.

9. Income Taxes

The components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 were as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Compensation and benefits	$6,858	$4,772
Translation adjustments	4,940	2,264
Lease liability	7,532	6,354
Foreign net operating loss carryforward	8,200	6,194
U.S. net operating loss carryforward	10,539	9,193
Capitalized intangible costs	28,938	25,198
Capital loss carryforward	5,136	919
Other	5,481	3,390
Total deferred tax assets	77,624	58,284
Deferred tax liabilities:
Amortizable intangible assets	61,418	62,829
Loans and finance receivables, net	186,224	62,877
Property and equipment	26,606	23,881
Operating lease right-of-use asset	4,285	3,352
Other	2,203	2,660
Total deferred tax liabilities	280,736	155,599
Net deferred tax liabilities before valuation allowance	(203,112)	(97,315)
Valuation allowance	(20,478)	(16,035)
Net deferred tax liabilities	$(223,590)	$(113,350)

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the provision for income taxes and the income to which it relates for the years ended December 31, 2024, 2023 and 2022 are shown below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income before income taxes:
Domestic	$270,682	$226,638	$272,863
International	419	609	(289)
Income before income taxes	$271,101	$227,247	$272,574
Current provision:
Federal	$(42,149)	$38,260	$41,942
International	98	518	—
State and local	(9,019)	4,792	6,218
Total current provision	$(51,070)	$43,570	$48,160
Deferred provision:
Federal	$96,736	$7,483	$15,566
State and local	15,987	1,073	1,424
Total deferred provision	$112,723	$8,556	$16,990
Total provision for income taxes	$61,653	$52,126	$65,150

Included within both the current and deferred federal provision components for the year ended December 31, 2024 is a decrease in the unrecognized tax benefits reserve, which results in a current federal and state income tax benefit with an equal and offsetting deferred federal and state income tax expense, due to the temporary nature of the unrecognized tax benefits.

The effective tax rate on income differs from the federal statutory rate of 21% for the years ended December 31, 2024, 2023 and 2022, for the following reasons (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Tax provision computed at the federal statutory income tax rate	$56,931	$47,722	$57,240
State and local income taxes, net of federal tax benefits	7,249	3,815	8,752
Nondeductible regulatory settlement	—	3,150	—
Release of uncertain tax position	(2,772)	(2,541)	(460)
Other	245	(20)	(382)
Total provision	$61,653	$52,126	$65,150
Effective tax rate	22.7%	22.9%	23.9%

The Company has gross federal net operating loss carryforwards of $11.2 million as of December 31, 2024, mainly attributable to the Company’s 2020 acquisitions. The Company has recorded a valuation allowance related to the federal net operating loss carryforwards as they are not more likely than not to be utilized as the losses will be limited to the Section 382 ownership changes. The Company has established a tax-effected valuation allowance of $0.7 million as of December 31, 2024 against the net operating losses that will expire prior to their utilization. Following the acquisition of OnDeck, the Company is subject to a Section 382 limitation associated with the built-in losses and other attributes of the acquired OnDeck assets. The reversal of certain deferred tax assets acquired by Enova associated with OnDeck assets may be determined to be recognized built-in losses as defined in Section 382. As such, the losses may be limited to the annual Section 382 limitation of approximately $1.0 million per year.

The Company has gross state net operating loss carryforwards of $277.4 million, $178.6 million and $341.6 million as of December 31, 2024, 2023 and 2022, respectively, that, if unused, will expire between calendar years 2024 and 2044. The 2022 gross state net operating loss carryforwards include losses incurred in states that quantify net operating losses before the application of apportionment factors, and their inclusion inflates the total amount of state net operating loss carryforwards when compared to a population of states that quantify net operating losses after the application of apportionment factors. The Company has recorded a tax-effected valuation allowance of $9.5 million as of December 31, 2024, primarily related to Louisiana state net operating loss carryforward deferred tax assets as they are not more likely than not to be utilized based on the calculation of income tax in the state of Louisiana. The state excludes interest income from its tax base and the Company does not anticipate generating a sufficient amount of non-interest income to enable the utilization of net operating losses.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has gross foreign net operating loss carryforwards from Brazilian operations of $39.0 million, $29.5 million and $22.0 million as of December 31, 2024, 2023 and 2022, respectively. These net operating loss carryforwards are subject to annual limitations and have an unlimited carryforward period. The Company has recorded a full valuation allowance related to the Brazilian net operating loss carryforwards, as they are not more likely than not to be utilized. As of December 31, 2024, we currently have insignificant accumulated earnings in foreign jurisdictions. We intend to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.

The Company has gross federal capital loss carryforwards of $21.4 million as of December 31, 2024, mainly attributable to the Company’s write-down on the investment in Linear in 2024. Capital losses can be carried back three years and carried forward five years. The Company has recorded a valuation allowance related to the capital loss that will not be utilized against capital gains within the three-year carryback window. The Company has established a tax-effected valuation allowance of $1.9 million as of December 31, 2024 against the capital loss carryforwards that are not more likely than not to be utilized prior to their expiration as the Company cannot project future capital gains.

The following table summarizes the valuation allowance activity for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$16,035	$11,088	$8,568
Additions	4,443	4,963	2,683
Deductions	—	(16)	(163)
Balance at end of period	$20,478	$16,035	$11,088

A reconciliation of the activity related to unrecognized tax benefits follows for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$173,707	$83,833	$42,024
Additions based on tax positions related to the current year	97,348	169,811	78,925
Additions for tax positions of prior years	59	244	276
Reductions for tax positions of prior years	(169,345)	(76,100)	(36,638)
Reductions due to lapsed statute of limitations	(2,367)	(4,081)	(754)
Reductions due to settlement with taxing authorities	(125)	—	—
Balance at end of period	$99,277	$173,707	$83,833

Included in the balances of unrecognized tax benefits at December 31, 2024, 2023 and 2022 are potential benefits of $7.2 million, $9.9 million and $11.6 million, respectively, that, if recognized, would favorably affect the effective tax rate in the period of recognition. The balance of unrecognized tax benefits for temporary items as of December 31, 2024, 2023 and 2022 was $75.6 million, $125.9 million and $76.1 million, respectively. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits as of December 31, 2024 and 2023 includes $4.9 million and $5.6 million, respectively, for accrued interest and penalties related to unrecognized tax benefits. Within the tabular rollforward, the additions and reductions based on tax positions related to the current year, primarily relate to a temporary uncertainty that is expected to reverse in the immediately following tax period. The table includes the net increase or decrease associated with this position. The balance of unrecognized tax benefits includes amounts classified as an increase in income taxes payable or the reduction of a deferred tax asset. In 2024, the Company decreased the balance of the unrecognized tax benefits reserve due to management’s evaluation and remeasurement of its settlement position related to the timing of recognition of income and losses related to the Company's loan and finance receivable portfolio.

The Company believes it is reasonably possible that, within the next twelve months, unrecognized domestic tax benefits will change by a significant amount up to and including the full amount of the reserve. The Company’s principal uncertainties are related to the timing of recognition of income and losses related to its loan and finance receivable portfolio. Depending upon the outcome of any future agreements or settlements with relevant taxing authorities, the amount of the uncertainty, including amounts that would be recognized as a component of the effective tax rate, could change significantly. While the total amount of uncertainty to be resolved is not clear, it is reasonably possible that the uncertainties pertaining to the tax positions will be resolved in the next twelve months.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. The statute of limitations related to the Company’s consolidated Federal income tax returns is closed for all tax years up to and including 2020. The years open to examination by state, local and foreign government authorities vary by jurisdiction, but the statute of limitation is generally three years from the date the tax return is filed. For jurisdictions that have generated net operating losses, carryovers may be subject to the statute of limitations applicable for the year those carryovers are utilized. In these cases, the period for which the losses may be adjusted will extend to conform with the statute of limitations for the year in which the losses are utilized. In most circumstances, this is expected to increase the length of time that the applicable taxing authority may examine the carryovers by one year or longer, in limited cases.

10. Commitments and Contingencies

Guarantees of Consumer Loans

In connection with its CSO program, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for consumer loans and is required to purchase any defaulted loans it has guaranteed. As of December 31, 2024 and 2023, the amount of consumer loans guaranteed by the Company had an estimated fair value of $28.4 million and $18.5 million, respectively, and an outstanding principal balance of $19.9 million and $13.5 million, respectively. As of December 31, 2024 and 2023, the amount of consumer loans, including principal, fees and interest, guaranteed by the Company were $23.8 million and $16.4 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

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

11. Employee Benefit Plans

The Company sponsors the Enova International, Inc. 401(k) Savings Plan (the “Enova 401(k) Plan”), which is open to all U.S. employees of the Company and its subsidiaries. The Company also offers the Enova International, Inc. Nonqualified Savings Plan (the “NQSP”) for certain members of Company management. For the Enova 401(k) Plan, new employees are automatically enrolled in this plan unless they elect not to participate. The Company makes matching contributions of 100% of the first 1% of pay and 50% of the next 5% of pay that each employee contributes to the Enova 401(k) Plan. The Company’s matching contributions fully vest after a participant’s second year of service with the Company. The Company recorded compensation expense for combined contributions to these plans of $4.6 million, $4.1 million and $2.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also sponsors the Enova International, Inc. Supplemental Executive Retirement Plan (“SERP”) in which certain officers and certain other employees of the Company participate. Under this defined contribution plan, the Company makes an annual supplemental cash contribution to the SERP based on the terms of the plan as approved by the Company’s Management Development and Compensation Committee of the Board of Directors. The Company recorded compensation expense of $0.9 million, $0.5 million and $0.8 million for SERP contributions for the years ended December 31, 2024, 2023 and 2022, respectively.

The NQSP and the SERP are non-qualified deferred compensation plans for which the Company holds securities in rabbi trusts to pay benefits. These securities are classified as trading securities, and the unrealized gains and losses on these securities are netted with the costs of the plans in “General and administrative expenses” in the consolidated statements of income.

Amounts included in the consolidated balance sheets relating to the NQSP and the SERP were as follows (in thousands):

	As of December 31,
	2024	2023
Other receivables and prepaid expenses	$10,712	$8,045
Accounts payable and accrued expenses	$11,251	$8,531

12. Stock-Based Compensation

Under the Enova International, Inc. 2014 Fourth Amended and Restated Long-Term Incentive Plan (the “Enova LTIP”), the Company is authorized to issue 16,500,000 shares of Common Stock pursuant to “Awards” granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options, restricted stock units (“RSUs”), restricted stock, performance shares, stock appreciation rights or other stock-based awards. Since 2014, nonqualified stock options and RSU awards have been the only stock-based awards granted under the Plan. As of December 31, 2024, there were 3,329,266 shares available for future grants under the Enova LTIP.

During the year ended December 31, 2024, the Company received 225,582 shares of its common stock valued at approximately $12.6 million as partial payment of taxes required to be withheld upon issuance of shares under RSUs.

Restricted Stock Units

During the years ended December 31, 2024, 2023 and 2022, the Company granted RSUs to Company officers, certain employees and to the non-management members of the Board of Directors under the Enova LTIP. Each vested RSU entitles the holder to receive a share of the common stock of the Company. For Company officers and certain employees, the shares are to be issued upon vesting of the RSUs generally on an annual basis over a period of four years. Shares for RSU awards granted to members of the Board of Directors vest and are issued twelve months after the grant date.

In accordance with ASC 718, the grant date fair value of RSUs is based on the Company’s closing stock price on the day before the grant date and is amortized to expense over the vesting periods. The agreements relating to awards provide that the vesting and payment of awards would be accelerated if there is a change in control of the Company.

The following table summarizes the Company’s RSU activity during 2024, 2023 and 2022:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2024		2023		2022
	Units	Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	1,489,809	$41.40	1,540,579	$32.06	1,745,481	$25.80
Units granted	478,537	54.79	638,419	51.94	593,916	43.15
Shares issued	(617,291)	36.36	(624,264)	29.10	(640,337)	24.87
Units forfeited	(99,245)	49.75	(64,925)	41.71	(158,481)	32.74
Outstanding at end of year	1,251,810	$48.34	1,489,809	$41.40	1,540,579	$32.06

Compensation expense related to these RSUs totaling $25.0 million ($18.8 million net of related taxes), $22.2 million ($16.6 million net of related taxes) and $17.8 million ($13.4 million net of related taxes) was recognized for the years ended December 31, 2024, 2023 and 2022, respectively. Total unrecognized compensation cost related to these RSUs at December 31, 2024 was $39.6 million, which

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

will be recognized over a weighted average period of approximately 2.4 years. The outstanding RSUs had an aggregate intrinsic value of $120.0 million at December 31, 2024.

Stock Options

During the years ended December 31, 2024, 2023 and 2022, the Company granted stock options to purchase Enova stock to Company officers and certain employees under the Enova LTIP. Stock options would allow the holder to purchase shares of the Company’s common stock at a price not less than the fair market value of the shares as of the grant date, or the exercise price.

Stock options granted under the Enova LTIP generally become exercisable in equal increments on the first, second and third anniversaries of their date of grant, and expire on the seventh anniversary of their date of grant. Exercise prices of these stock options are equal to the closing stock price on the day before the grant date. In accordance with ASC 718, compensation expense on stock options is based on the grant date fair value of the stock options and is amortized to expense over the vesting periods. For the year ended December 31, 2024, the Company estimated the fair value of the stock option grants using the Black-Scholes option-pricing model based on the following weighted average assumptions: risk-free interest rate of 4.1%, expected term (life) of options of 4.5 years, expected volatility of 55.9% and no expected dividends.

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

The following table summarizes the Company’s stock option activity during 2024, 2023 and 2022:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2024		2023		2022
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at beginning of year	2,120,241	$28.98	2,202,687	$23.80	2,104,013	$20.65
Options granted	237,157	68.97	306,105	47.89	378,725	37.00
Options exercised	(563,811)	21.63	(388,551)	14.52	(263,090)	15.80
Options forfeited	—	—	—	—	(16,961)	30.46
Outstanding at end of year	1,793,587	$36.58	2,120,241	$28.98	2,202,687	$23.80
Exercisable options at end of year	1,170,738	28.14	1,450,841	23.24	1,471,971	19.72

The weighted average fair value of options granted in 2024 was $34.01. Compensation expense related to stock options totaling $6.8 million ($5.1 million net of related taxes), $4.6 million ($3.4 million net of related taxes) and $4.1 million ($3.1 million net of related taxes) was recognized for the years ended December 31, 2024, 2023 and 2022, respectively. Total unrecognized compensation cost related to stock options at December 31, 2024 was $11.5 million, which will be recognized over a period of approximately 2.0 years. At December 31, 2024, the intrinsic value of stock options outstanding was $106.4 million, and the intrinsic value of stock options exercisable was $79.3 million, respectively.

13. Related Party Transactions

As discussed in Note 1 in the Notes to Consolidated Financial Statements, in December 2021, the Company divested a portion of its interest in OnDeck Australia and began recording its remaining interest utilizing the equity method of accounting. As of December 31, 2024 and 2023, there was no balance and $0.1 million due from affiliate, respectively, outstanding between the Company and OnDeck Australia.

The Company believes that the transactions described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

15. Supplemental Disclosures of Cash Flow Information

The following table sets forth certain cash and non-cash activities for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid during the year for:
Interest	$274,117	$182,407	$108,006
Income taxes recovered	(1,517)	(3,105)	(2,354)
Non-cash investing and financing activities:
Loans and finance receivables renewed	$414,138	$491,291	$320,789

16. Operating Segment Information

During the three years ended December 31, 2024, the Company primarily provided online financial services to non-prime credit consumers and small businesses in the United States and Brazil. The Company has one reportable segment, which is composed of the Company’s domestic and international operations and corporate services. The Company has aggregated all components of its business into a single operating segment based on the similarities of the economic characteristics, the nature of the products and services, the nature of the production and distribution methods, the shared technology platforms, the type of customer and the nature of the regulatory environment. The Company's Chief Operating Decision Maker, its Chief Executive Officer, is regularly provided with significant segment expenses at a similar level and category as is disclosed in the Consolidated Statements of Income; as such, separate presentation is not provided in this Note.

The following table presents the Company’s revenue by geographic region for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue
United States	$2,604,460	$2,087,519	$1,722,927
Other international countries	53,340	30,120	13,158
Total revenue	$2,657,800	$2,117,639	$1,736,085

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $120.0 million and $108.7 million at December 31, 2024 and 2023, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

17. Fair Value Measurements

Recurring Fair Value Measurements

The Company uses a hierarchical framework that prioritizes and ranks the market observability of inputs used in its fair value measurements. Market price observability is affected by a number of factors, including the type of asset or liability and the characteristics

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During the years ended December 31, 2024 and 2023, there were no transfers of assets or liabilities between Level 1, 2 or 3. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period values.

The Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31,	Fair Value Measurements Using
	2024	Level 1	Level 2	Level 3
Financial assets
Consumer loans and finance receivables(1)	$1,639,307	$—	$—	$1,639,307
Small business loans and finance receivables(1)	2,747,137	—	—	2,747,137
Non-qualified savings plan assets(2)	10,712	10,712	—	—
Investment in trading security(3)	3,636	3,636	—	—
Total	$4,400,792	$14,348	$—	$4,386,444

	December 31,	Fair Value Measurements Using
	2023	Level 1	Level 2	Level 3
Financial assets
Consumer loans and finance receivables(1)	$1,380,784	$—	$—	$1,380,784
Small business loans and finance receivables(1)	2,248,383	—	—	2,248,383
Non-qualified savings plan assets(2)	8,045	8,045	—	—
Investment in trading security(3)	7,169	7,169	—	—
Total	$3,644,381	$15,214	$—	$3,629,167

(1)
Consumer loans and finance receivables and small business loans and finance receivables are included in “Loans and finance receivable at fair value” in the Company’s consolidated balance sheets.
(2)
The non-qualified savings plan assets are included in “Other receivables and prepaid expenses” in the Company’s consolidated balance sheets and have an offsetting liability, which is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.
(3)
Investment in trading security is included in “Other assets” in the Company’s consolidated balance sheets.

The Company primarily estimates the fair value of its loan and finance receivables portfolio using discounted cash flow models that have been internally developed. The models use inputs, such as estimated losses, prepayments, servicing costs and discount rates, that are unobservable but reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value. Certain unobservable inputs may, in isolation, have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. An increase to the net loss rate, prepayment rate, servicing cost, or discount rate would

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

decrease the fair value of the Company’s loans and finance receivables. When multiple inputs are used within the valuation techniques for loans, a change in one input in a certain direction may be offset by an opposite change from another input.

The fair value of the nonqualified savings plan assets was deemed Level 1 as they are publicly traded equity securities for which market prices of identical assets are readily observable.

The fair value of the investment in trading security was deemed Level 1 as it is a publicly traded fund with active market pricing that is readily available.

The Company had no liabilities measured at fair value on a recurring basis as of December 31, 2024 or 2023.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a nonrecurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At December 31, 2024 and 2023, there were no assets or liabilities recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of December 31, 2024 and 2023 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	December 31,	Fair Value Measurements Using
	2024	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$73,910	$73,910	$—	$—
Restricted cash(1)	248,758	248,758	—	—
Investment in unconsolidated investee(2)	6,918	—	—	6,918
Total	$329,586	$322,668	$—	$6,918
Financial liabilities:
Revolving line of credit	$453,000	$—	$—	$453,000
Securitization facilities	2,238,279	—	2,246,406	—
11.25% senior notes due 2028	397,033	—	433,112	—
9.125% senior notes due 2029	500,000	—	519,360	—
Total	$3,588,312	$—	$3,198,878	$453,000

	December 31,	Fair Value Measurements Using
	2023	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$54,357	$54,357	$—	$—
Restricted cash(1)	323,082	323,082	—	—
Investment in unconsolidated investee(2)	6,918	—	—	6,918
Total	$384,357	$377,439	$—	$6,918
Financial liabilities:
Revolving line of credit	$356,000	$—	$—	$356,000
Securitization facilities	1,665,785	—	1,660,596	—
8.50% senior notes due 2024	168,702	—	168,702	—
8.50% senior notes due 2025	375,000	—	370,729	—
11.25% senior notes due 2028	396,284	—	412,588	—
Total	$2,961,771	$—	$2,612,615	$356,000

(1)
Restricted cash includes $217.3 million and $136.0 million in assets of consolidated VIEs as of December 31, 2024 and 2023, respectively.
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

18. Subsequent Events

Subsequent events have been reviewed through the date these financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2024 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework” (2013), management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

During the quarter ended December 31, 2024, none of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as follows:

On December 20, 2024, David Fisher, Chairman of the Board of Directors and Chief Executive Officer, adopted a written plan for the sale of up to 85,716 shares of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan will expire on February 18, 2026, or on any earlier date on which all of the shares have been sold.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company plans to file with the SEC a definitive proxy statement, pursuant to SEC Regulation 14A in connection with its 2025 Annual Meeting of Stockholders, or the Proxy Statement, within 120 days after December 31, 2024. Information required by this Item 10 relating to our directors and nominees included under the captions “Proposal 1: Election of Directors—Directors to be Elected by our Stockholders” and “Stockholder Proposals and Communications with our Board—Director Nominations” of our Proxy Statement is incorporated herein by reference.

The information required by this Item 10 regarding our Audit Committee under the caption “Structure and Functioning of the Board—Board Committees—Audit Committee” is incorporated herein by reference.

Information concerning executive officers is contained in this report under “Item 1. Business—Operations—Management and Personnel—Executive Officers.”

Any information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act of 1934 included under the caption “Delinquent Section 16(a) Reports” in our Proxy Statement is incorporated herein by reference.

All other information required by this Item 10 contained in the Proxy Statement is incorporated herein by reference.

The Company has an insider trading policy governing purchases, sales and other transactions in its securities that applies to its directors, officers, employees and certain other covered persons. It is also the Company’s policy to comply with applicable insider trading laws, rules and regulations, as well as any applicable stock exchange listing standards, when the Company engages in transactions in the Company’s securities. The Company believes that its insider trading policy and other procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this report.

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

ITEM 11. EXECUTIVE COMPENSATION

Information contained under the captions “Executive Compensation”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation—Management Development and Compensation Committee Report” in the Proxy Statement is incorporated into this report by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated into this report by reference in response to this Item 12.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth information, as of December 31, 2024, with respect to shares of common stock of the Company that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,045,397	$21.54	3,329,266
Equity compensation plans not approved by security holders	—	—	—
Total	3,045,397	$21.54	3,329,266

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements are filed in Item 8 of Part II of this report:

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	2.1	11/19/2014

2.2	Agreement and Plan of Merger dated as of July 28, 2020, among Enova International, Inc., Energy Merger Sub, Inc. and On Deck Capital, Inc.	8-K	001-35503	2.1	12/28/2020

3.1	Enova International, Inc. Restated Certificate of Incorporation	10-Q	001-35503	3.1	7/28/2023

3.2	Enova International, Inc. Amended and Restated Bylaws	8-K	001-35503	3.1	11/17/2017

4.1	Specimen common stock certificate	10-12B	001-35503	4.1	10/2/2014

4.2	Description of the Registrant’s Securities	10-K	001-35503	4.2	2/27/2020

4.3	Indenture, dated as of December 6, 2023, by and among Enova International, Inc., each of the guarantors party thereto and Computershare Trust Company, N.A., as trustee and the Form of 11.25% Senior Note due 2028 (included as Exhibit A).	8-K	001-35503	4.1	12/11/2023

4.4	Indenture, dated as of August 12, 2024, by and among Enova International, Inc., each of the guarantors party thereto and Computershare Trust Company, N.A., as trustee, and the Form of 9.125% Senior Note due 2029 (included as Exhibit A) (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 12, 2024)	10-Q	001-35503	4.1	7/23/2024

4.5	Base Indenture, dated as of July 27, 2023, by and between OnDeck Asset Securitization IV, LLC, as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee of Asset Backed Notes (Issuable in Series of Notes)	10-Q	001-35503	4.1	10/25/2023

4.6	Series 2023-1 Indenture Supplement dated as of July 27, 2023 to Base Indenture dated as of July 27, 2023, by and between OnDeck Asset Securitization IV, LLC, as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee of up to $378,417,000 of Asset Backed Notes	10-Q	001-35503	4.2	10/25/2023

4.7	Series 2024-1 Indenture Supplement, dated as of May 17, 2024, to Base Indenture dated as of July 27, 2023, by and between OnDeck Asset Securitization IV, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee, of up to $500,149,970 of Asset Backed Notes	10-Q	001-35503	4.2	7/24/2024

4.8	Indenture, dated as of March 3, 2023, by and among NetCredit Combined Receivables 2023, LLC, as Issuer, and Citibank, N.A., as Indenture Trustee, Paying Agent, Note Registrar and Securities Intermediary	10-Q	001-35503	4.3	7/24/2024

4.9	Indenture, dated as of May 31, 2024, by and among NetCredit Combined Receivables 2024, LLC, as Issuer, and Citibank, N.A., as Indenture Trustee, Paying Agent, Note Registrar and Securities Intermediary	10-Q	001-35503	4.1	7/24/2024

4.10

Series 2024-2 Indenture Supplement, dated as of October 2, 2024, to Base Indenture dated as of July 27, 2023, by and between OnDeck Asset Securitization IV, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee, of up to $261,353,000 of Asset Backed Notes

						X

4.11

First Amendment to Indenture, dated as of July 31, 2024, by and between NetCredit Combined Receivables 2024, LLC and Citibank, N.A., as Indenture Trustee, Securities Intermediary, Note Registrar and Paying Agent

						X

4.12

First Amendment to Indenture, dated as of August 9, 2024, by and between NetCredit Combined Receivables 2023, LLC and Citibank, N.A., as Indenture Trustee, Securities Intermediary, Note Registrar and Paying Agent

						X

10.1	Enova International, Inc. 2014 Long-Term Incentive Plan*	10-Q	001-35503	10.1	11/14/2014

10.2	Enova International, Inc. Fourth Amended and Restated 2014 Long-Term Incentive Plan*	DEF 14A	001-35503	Appendix A	3/28/2024

10.3	Enova International, Inc. Senior Executive Bonus Plan*	DEF 14A	001-35503	Appendix B	4/7/2016

10.4	Enova International, Inc. Amended and Restated Senior Executive Bonus Plan*	10-Q	001-35503	10.1	7/31/2019

10.5	Enova International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective September 13, 2017*	10-Q	001-35503	10.1	11/1/2017

10.6	Amended and Restated Enova International, Inc. Nonqualified Savings Plan*	8-K	001-35503	10.1	5/16/2023

10.7	Form of Enova International, Inc. Severance Pay Plan for Executives*	10-12B	001-35503	10.12	10/2/2014

10.8	Form of Enova International, Inc. Senior Executive Bonus Plan*	10-12B	001-35503	10.13	10/2/2014

10.9	Summary of 2014 Terms and Conditions of the Enova International, Inc. Short-Term Incentive Plan*	10-12B	001-35503	10.14	10/2/2014

10.10	Enova International, Inc. Amended and Restated Annual Short Term Incentive Plan*	10-Q	001-35503	10.2	7/31/2019

10.11	Form of Executive Change-in-Control Severance and Restrictive Covenant Agreement (Chief Executive Officer)*	10-K	001-35503	10.12	2/28/2022

10.12	Form of Executive Change-in-Control Severance and Restrictive Covenant Agreement (Executive Officers other than the CEO)*	10-K	001-35503	10.13	2/28/2022

10.13	Form of Enova International, Inc. Third Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units*	10-K	001-35503	10.14	2/23/2024

10.14	Form of Enova International, Inc. Fourth Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units*					X

10.15	Form of Enova International, Inc. Third Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right*	10-K	001-35503	10.14	2/23/2024

10.16	Form of Enova International, Inc. Fourth Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right*					X

10.17	Lease Agreement, dated July 25, 2014, between 175 Jackson L.L.C. and Enova International, Inc.	10-12B	001-35503	10.11	10/22/2014

10.18	Second Amendment to Lease Agreement, dated September 13, 2017, between 175 Jackson L.L.C. and Enova International, Inc.	10-Q	001-35503	10.2	11/1/2017

10.19	Loan and Security Agreement, dated July 23, 2018, by and between Pacific Western Bank and EFR 2018-1, LLC	10-Q	001-35503	10.1	10/31/2018

10.20	Receivables Purchase Agreement, dated July 23, 2018 by and between EFR 2018-1, LLC, as	10-Q	001-35503	10.2	10/31/2018

	purchaser, and NetCredit Funding, LLC, as seller

10.21	Amendment No. 5 to Fourth Amended and Restated Credit Agreement, dated as of December 24, 2020, among Receivable Assets of OnDeck, LLC, as Borrower, the Lenders party thereto and Truist Bank, as Administrative Agent (Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.)	10-K	001-35503	10.36	2/26/2021

10.22	Amendment No. 6 to Fourth Amended and Restated Credit Agreement, dated as of July 16, 2021, among Receivable Assets of OnDeck, LLC, as Borrower, the Lenders party thereto and Truist Bank, as Administrative Agent	10-Q	001-35503	10.1	10/29/2021

10.23	Amendment to Loan and Security Agreement, dated September 15, 2021, by and between Pacific Western Bank and EFR 2018-1, LLC	10-Q	001-35503	10.3	10/29/2021

10.24	Credit Agreement dated as of November 17, 2021 among OnDeck Receivables 2021, LLC, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Deutsche Bank Trust Company Americas, as Paying Agent	10-K	001-35503	10.39	2/28/2022

10.25	Amendment No. 7 to Fourth Amended and Restated Credit Agreement, dated as of March 18, 2022, among Receivable Assets of OnDeck, LLC, as Borrower, the Lenders party thereto and Truist Bank, as Administrative Agent	10-Q	001-35503	10.2	5/3/2022

10.26	Second Amendment to Loan and Security Agreement, dated March 24, 2022, by and between Pacific Western Bank and EFR 2018-1, LLC	10-Q	001-35503	10.3	5/3/2022

10.27	First Amendment to Credit Agreement, dated March 29, 2022 among OnDeck Receivables 2021, LLC, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Deutsche Bank Trust Company Americas, as Paying Agent	10-Q	001-35503	10.4	5/3/2022

10.28	Amended and Restated Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the Lenders party hereto, and Bank of Montreal, as Administrative Agent and Collateral Agent dated as of June 23, 2022	10-Q	001-35503	10.2	7/29/2022

10.29	Credit Agreement dated June 30, 2022 among OnDeck Receivables 2022, LLC, various lenders, and BMO Capital Markets Corp., as Administrative Agent and Collateral Agent, and	10-Q	001-35503	10.1	7/29/2022

	Deutsche Bank Trust Company Americas, as Paying Agent

10.30	Note Issuance and Purchase Agreement among NetCredit Receivables 2022, LLC as Issuer, Citibank, N.A. as Collateral Agent and Paying Agent, Jefferies Funding LLC as Initial Note Purchaser, each of note purchasers from time to time party hereto, and Jefferies Funding LLC, as Administrative Agent dated as of October 21, 2022	10-K	001-35503	10.46	2/24/2023

10.31	Third Amendment to Credit Agreement, dated November 18, 2022, among OnDeck Receivables 2021, LLC, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Deutsche Bank Trust Company Americas, as Paying Agent	10-K	001-35503	10.47	2/24/2023

10.32	Amendment No. 8 to Fourth Amended and Restated Credit Agreement, dated as of November 18, 2022, among Receivable Assets of OnDeck, LLC, as Borrower, the Lenders party thereto and Truist Bank, as Administrative Agent	10-K	001-35503	10.48	2/24/2023

10.33	Third Amendment to Lease Agreement, dated March 21, 2023, between Mark Zettl, as Court Appointed Receiver, and Enova International, Inc.	10-Q	001-35503	10.1	4/28/2023

10.34	Credit Agreement, dated May 25, 2023, among HWC Receivables 2023, LLC as Company, various lenders, Headway Capital, LLC as Originator and BNP Paribas as Administrative Agent and Collateral Agent and Deutsche Bank Trust Company Americas as Paying Agent	10-Q	001-35503	10.1	7/28/2023

10.35	First Amendment to Amended and Restated Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the Lenders party hereto, and Bank of Montreal, as Administrative Agent and Collateral Agent dated as of October 19, 2023	10.K	001-35503	10.43	2/23/2024

10.36	Amendment No. 7 to Credit Agreement, dated November 15, 2023, among OnDeck Receivables 2021, LLC, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Deutsche Bank Trust Company Americas, as Paying Agent	10.K	001-35503	10.44	2/23/2024

10.37	Note Issuance and Purchase Agreement among NetCredit LOC Receivables 2024, LLC as Issuer, Citibank, N.A. as Collateral Agent and Paying Agent, each of the note purchasers listed on Schedule I thereto as Initial Note Purchasers, each of the other note purchasers from time to	10-Q	001-35503	10.1	4/24/2024

	time party thereto, and Midtown Madison Management LLC, as Administrative Agent dated as of February 21, 2024

10.38	Omnibus Amendment - Amendment No. 2 to Credit Agreement, Amendment to Backup Servicing Agreement and Reaffirmation of Performance Guaranty, dated as of June 27, 2024, by and among OnDeck Receivables 2022, LLC, various lenders, BMO Capital Markets Corp., as Administrative Agent and Collateral Agent, ODK Capital, LLC, as Servicer, Vervent Inc., as Backup Servicer, and Enova International, Inc., as Performance Guarantor	10-Q	001-35503	10.1	7/24/2024

10.39	Second Amendment to Amended and Restated Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party thereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party thereto, as Guarantors, the Lenders party thereto, and Bank of Montreal, as Administrative Agent and Collateral Agent, dated as of September 11, 2024	10-Q	001-35503	10.1	10/23/2024

10.40	Omnibus Amendment - Amendment No. 1 to Credit Agreement and Amendment to Security Agreement, dated as of September 18, 2024, among HWC Receivables 2023, LLC, as company, the lenders party thereto, Headway Capital, LLC, as originator, Enova International, Inc., as performance guarantor, and BNP Paribas, as administrative agent and as collateral agent	10-Q	001-35503	10.2	10/23/2024

10.41

Second Amendment to Note Issuance and Purchase Agreement among NetCredit Receivables 2022, LLC as Issuer, Citibank, N.A. as Collateral Agent and Paying Agent, Jefferies Funding LLC as Administrative Agent and Initial Note Purchaser, Citibank, N.A., as Collateral Agent and Paying Agent, and the note purchasers from time to time party thereto, as dated as of October 15, 2024

						X

10.42

Amendment No. 10 to Fourth Amended and Restated Credit Agreement and Omnibus Amendment, dated as of November 18, 2024, among Receivable Assets of OnDeck, LLC, as Borrower, Vervent Inc., as Backup Servicer, the lenders party thereto from time to time, Computershare Trust Company, National Association, as Custodian and Collateral Agent, and Truist Bank, as Administrative Agent

						X

10.43	Fourth Amendment to Loan and Security Agreement, dated as of December 21, 2022, by and between EFR 2018-1, LLC and Pacific Western Bank, as Administrative, Payment and Collateral Agent					X

10.44

Fifth Amendment and Limited Waiver and Consent to Loan and Security Agreement, dated as of May 22, 2024, by and among EFR 2018-1, LLC , each of the Lenders signatory thereto and Ares Agent Services, L.P., as Administrative, Payment and Collateral Agent

X

19.1	Enova International, Inc. Insider Trading Policy	X

21.1	Subsidiaries of Enova International, Inc.	X

23.1	Consent of Deloitte & Touche LLP	X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1	Enova International, Inc. Policy for The Recovery of Erroneously Awarded Incentive Compensation	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.(1)	X(2)

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document(1)	X(2)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X(2)

* Indicates management contract or compensatory plan, contract or arrangement.

(1)
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the years ended December 31, 2024, December 31, 2023 and December 31, 2022; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, December 31, 2023 and December 31, 2022; (iv) Consolidated Statements of Stockholders’ Equity at December 31, 2024, December 31, 2023 and December 31, 2022; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, December 31, 2023 and December 31, 2022; and (vi) Notes to Consolidated Financial Statements.
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

ENOVA INTERNATIONAL, INC.

Date: February 18, 2025	By:	/s/ DAVID FISHER
David Fisher
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID FISHER	Chairman of the Board of Directors,	February 18, 2025
David Fisher	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ STEVEN CUNNINGHAM	Chief Financial Officer	February 18, 2025
Steven Cunningham	(Principal Financial Officer)

/s/ JAMES J. LEE	Chief Accounting Officer	February 18, 2025
James J. Lee	(Principal Accounting Officer)

/s/ ELLEN CARNAHAN	Director	February 18, 2025
Ellen Carnahan

/s/ LINDSAY CORBY	Director	February 18, 2025
Lindsay Corby

/s/ DANIEL R. FEEHAN	Director	February 18, 2025
Daniel R. Feehan

/s/ WILLIAM M. GOODYEAR	Director	February 18, 2025
William M. Goodyear

/s/ JAMES A. GRAY	Director	February 18, 2025
James A. Gray

/s/ GREGG A. KAPLAN	Director	February 18, 2025
Gregg A. Kaplan

/s/ MARK MCGOWAN	Director	February 18, 2025
Mark McGowan

/s/ LINDA JOHNSON RICE	Director	February 18, 2025
Linda Johnson Rice

/s/ MARK A. TEBBE	Director	February 18, 2025
Mark A. Tebbe