Form 10-Q
period 2025-03-31
Enova International, Inc.
filed 2025-04-29
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

25,366,770 of the Registrant’s common shares, $0.00001 par value, were outstanding as of April 25, 2025.

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
•
changes or adverse volatility in the capital markets, including the debt and equity markets;
•
the effect of any of the above changes on our business or the markets in which we operate;
•
the impact of shifting or uncertain economic conditions on our business and on our consumer and small business customers;
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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	March 31,		December 31,
	2025	2024	2024
Assets
Cash and cash equivalents(1)	$55,514	$76,458	$73,910
Restricted cash(1)	256,342	152,469	248,758
Loans and finance receivables at fair value(1)	4,569,819	3,795,210	4,386,444
Income taxes receivable	48,117	85,424	40,690
Other receivables and prepaid expenses(1)	71,617	65,963	63,752
Property and equipment, net	124,791	111,678	119,956
Operating lease right-of-use assets	17,607	13,651	18,201
Goodwill	279,275	279,275	279,275
Intangible assets, net	8,937	16,991	10,951
Other assets(1)	25,239	39,408	24,194
Total assets	$5,457,258	$4,636,527	$5,266,131
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses(1)	$237,420	$290,603	$249,970
Operating lease liabilities	32,144	26,959	32,165
Deferred tax liabilities, net	233,693	127,887	223,590
Long-term debt(1)	3,757,351	3,040,867	3,563,482
Total liabilities	4,260,608	3,486,316	4,069,207
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 47,085,738, 46,193,337 and 46,520,916 shares issued and 25,559,390, 27,349,818 and 25,808,096 outstanding as of March 31, 2025 and 2024 and December 31, 2024, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	337,679	298,191	328,268
Retained earnings	1,770,699	1,536,734	1,697,754
Accumulated other comprehensive loss	(10,782)	(7,234)	(13,691)
Treasury stock, at cost (21,526,348, 18,843,519 and 20,712,820 shares as of March 31, 2025 and 2024 and December 31, 2024, respectively)	(900,946)	(677,480)	(815,407)
Total stockholders’ equity	1,196,650	1,150,211	1,196,924
Total liabilities and stockholders’ equity	$5,457,258	$4,636,527	$5,266,131

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

	March 31,		December 31,
	2025	2024	2024
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$338	$893	$348
Restricted cash	227,800	137,340	217,344
Loans and finance receivables at fair value	3,255,651	2,850,633	3,048,561
Other receivables and prepaid expenses	28	35	26
Other assets	8,908	8,793	9,832
Total assets	$3,492,725	$2,997,694	$3,276,111
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$12,170	$11,955	$11,300
Long-term debt	2,420,041	1,848,462	2,227,156
Total liabilities	$2,432,211	$1,860,417	$2,238,456

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenue	$745,541	$609,889
Change in Fair Value	(319,359)	(264,023)
Net Revenue	426,182	345,866
Operating Expenses
Marketing	139,291	110,567
Operations and technology	62,462	54,379
General and administrative	42,464	39,865
Depreciation and amortization	10,061	10,263
Total Operating Expenses	254,278	215,074
Income from Operations	171,904	130,792
Interest expense, net	(80,544)	(65,597)
Foreign currency transaction loss	(452)	(48)
Equity method investment gain	120	—
Other nonoperating expenses	—	(492)
Income before Income Taxes	91,028	64,655
Provision for income taxes	18,083	16,227
Net income	$72,945	$48,428
Earnings Per Share
Earnings per common share:
Basic	$2.84	$1.72
Diluted	$2.69	$1.64
Weighted average common shares outstanding:
Basic	25,676	28,196
Diluted	27,104	29,503

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net income	$72,945	$48,428
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)(1)	2,909	(970)
Total other comprehensive income (loss), net of tax	2,909	(970)
Comprehensive Income	$75,854	$47,458

(1) Net of tax (provision) benefit of $(914) and $319 for the three months ended March 31, 2025 and 2024, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2023	45,340	$—	$284,256	$1,488,306	$(6,264)	(16,251)	$(526,115)	$1,240,183
Stock-based compensation expense	—	—	7,639	—	—	—	—	7,639
Shares issued for vested RSUs	541	—	—	—	—	—	—	—
Shares issued for stock option exercises	312	—	6,296	—	—	—	—	6,296
Net income	—	—	—	48,428	—	—	—	48,428
Foreign currency translation loss, net of tax	—	—	—	—	(970)	—	—	(970)
Purchases of treasury shares, at cost	—	—	—	—	—	(2,593)	(151,365)	(151,365)
Balance at March 31, 2024	46,193	$—	$298,191	$1,536,734	$(7,234)	(18,844)	$(677,480)	$1,150,211

Balance at December 31, 2024	46,521	$—	$328,268	$1,697,754	$(13,691)	(20,713)	$(815,407)	$1,196,924
Stock-based compensation expense	—	—	7,936	—	—	—	—	7,936
Shares issued for vested RSUs	506	—	—	—	—	—	—	—
Shares issued for stock option exercises	59	—	1,475	—	—	—	—	1,475
Net income	—	—	—	72,945	—	—	—	72,945
Foreign currency translation gain, net of tax	—	—	—	—	2,909	—	—	2,909
Purchases of treasury shares, at cost	—	—	—	—	—	(813)	(85,539)	(85,539)
Balance at March 31, 2025	47,086	$—	$337,679	$1,770,699	$(10,782)	(21,526)	$(900,946)	$1,196,650

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$72,945	$48,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,061	10,263
Amortization of deferred loan costs and debt discount	3,837	3,929
Change in fair value of loans and finance receivables	317,480	262,106
Stock-based compensation expense	7,936	7,639
Loss on early extinguishment of debt	—	492
Operating leases, net	485	517
Deferred income taxes, net	9,189	14,537
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	3,177	1,699
Other receivables and prepaid expenses and other assets	(8,510)	11,246
Accounts payable and accrued expenses	(34,384)	(14,934)
Current income taxes	8,928	2,641
Net cash provided by operating activities	391,144	348,563
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(1,602,358)	(1,278,575)
Loans and finance receivables repaid	1,105,643	846,616
Capitalization of software development costs and purchases of fixed assets	(12,875)	(11,225)
Net cash used in investing activities	(509,590)	(443,184)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	402,000	142,000
Repayments under revolving line of credit	(402,000)	(65,000)
Borrowings under securitization facilities	494,696	258,061
Repayments under securitization facilities	(299,314)	(72,372)
Repayments of senior notes	—	(168,702)
Debt issuance costs paid	(3,991)	(2,893)
Proceeds from exercise of stock options	1,475	6,296
Treasury shares purchased	(85,539)	(151,365)
Net cash provided by (used in) financing activities	107,327	(53,975)
Effect of exchange rates on cash, cash equivalents and restricted cash	307	84
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,812)	(148,512)
Cash, cash equivalents and restricted cash at beginning of year	322,668	377,439
Cash, cash equivalents and restricted cash at end of period	$311,856	$228,927

Supplemental Disclosures
Non-cash renewal of loans and finance receivables	$115,497	$88,622

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

The consolidated financial statements presented as of March 31, 2025 and 2024 and for the three-month periods ended March 31, 2025 and 2024 are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results for such interim periods. Operating results for the three-month period are not necessarily indicative of the results that may be expected for the full fiscal year.

These consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022 and related notes, which are included on Form 10-K filed with the SEC on February 18, 2025.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	March 31,
	2025	2024
Cash and cash equivalents	$55,514	$76,458
Restricted cash	256,342	152,469
Total cash, cash equivalents and restricted cash	$311,856	$228,927

Revenue Recognition

The Company recognizes revenue based on the financing products and services it offers and on loans it acquires. “Revenue” in the consolidated statements of income primarily includes interest income, statement and draw fees on line of credit accounts, fees for services provided through the Company’s CSO program (“CSO fees”), origination fees and other fees as permitted by applicable laws and pursuant to the agreement with the customer. Interest income is generally recognized on an effective yield basis over the contractual term of the loan on installment loans or the estimated outstanding period of the draw on line of credit accounts. Statement fees on line of credit accounts are similar to interest charges and are generally recognized similarly to interest income. Draw fees on line of credit accounts are generally recognized at the time of draw. CSO fees are recognized over the term of the loan. Origination fees are charged to customers on certain installment loan products and are recognized upon origination.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans and Finance Receivables

The Company utilizes the fair value option on its entire loan and finance receivable portfolio. As such, loans and finance receivables are carried at fair value in the consolidated balance sheet with changes in fair value recorded in the consolidated income statement. To derive the fair value, the Company generally utilizes discounted cash flow analyses that factor in estimated losses, prepayments and servicing costs over the estimated duration of the underlying assets. Loss, prepayment and servicing cost assumptions are determined using historical data and include appropriate consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that the Company believes a market participant would require. Accrued and unpaid interest and fees are included in “Loans and finance receivables at fair value” in the consolidated balance sheets.

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

For consumer loans and finance receivables, the Company generally charges off a delinquent loan after 65 days past due, or earlier if deemed uncollectible at that point. For small business loans and finance receivables, the Company generally charges off a loan or finance receivable when it is probable that it will be unable to collect all of the remaining principal payments, which is generally after 90 days of delinquency and 30 days of non-activity. Recoveries on loans and finance receivables that were previously charged off are generally recognized when collected or sold.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other, the Company tests goodwill and intangible assets with an indefinite life for potential impairment annually as of October 1 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount.

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

Investments in Unconsolidated Investees

The Company owns a 20% equity interest in On Deck Capital Australia PTY LTD (“OnDeck Australia”), which is recorded using the equity method of accounting. As of March 31, 2025 and December 31, 2024, the carrying value of the Company's ownership in OnDeck

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Australia was $0.2 million and $0.1 million, respectively. As of March 31, 2024, the Company’s investment in OnDeck Australia had no carrying value.

On February 24, 2021, the Company contributed the platform-as-service business assumed in the On Deck Capital, Inc. acquisition to Linear Financial Technologies Holding LLC (“Linear”) in exchange for ownership units in that entity. The Company recorded its interest in Linear under the equity method of accounting and included it in “Other assets” on the consolidated balance sheets. As of March 31, 2024, the carrying value of the Company’s investment in Linear was $16.1 million. In the third quarter of 2024, Linear was dissolved, with its sole assets, consisting of preferred shares in a separate company, being distributed to the holders of Linear’s ownership units. Concurrently in the third quarter of 2024, the separate company executed a capital raise in which the Company opted not to participate that resulted in the Company’s preferred shares having a substantially less preferential position in the separate company’s capital structure. Because of their subordinated position, the preferred shares were valued at $0. As such, the Company recorded a loss of $16.6 million during the third quarter of 2024, which included the carrying value of the investment of $16.1 million and the remaining unrealized loss of $0.5 million that had been recorded directly in accumulated other comprehensive income.

Equity method income has been included in “Equity method investment gain” in the consolidated income statements.

Variable Interest Entities

As part of the Company’s overall funding strategy and as part of its efforts to support its liquidity from sources other than traditional capital market sources, the Company has established a securitization program through its various securitization facilities. The Company transfers certain loan receivables to VIEs, which issue notes backed by the underlying loan receivables and are serviced by other wholly-owned subsidiaries of the Company. The cash flows from the loans held by the VIEs are used to repay obligations under the notes.

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

2. Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three months ended March 31, 2025 and 2024 was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2025	2024
Consumer loans and finance receivables revenue	$430,825	$364,731
Small business loans and finance receivables revenue	304,596	236,477
Total loans and finance receivables revenue	735,421	601,208
Other	10,120	8,681
Total revenue	$745,541	$609,889

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans and Finance Receivables at Fair Value

The components of Company-owned loans and finance receivables at March 31, 2025 and 2024 and December 31, 2024 were as follows (dollars in thousands):

	As of March 31, 2025
		Small
	Consumer	Business	Total
Principal balance - accrual	$1,190,589	$2,464,926	$3,655,515
Principal balance - non-accrual	136,179	172,725	308,904
Total principal balance	1,326,768	2,637,651	3,964,419

Accrued interest and fees	122,743	30,083	152,826

Loans and finance receivables at fair value - accrual	1,571,378	2,876,013	4,447,391
Loans and finance receivables at fair value - non-accrual	44,959	77,469	122,428
Loans and finance receivables at fair value	$1,616,337	$2,953,482	$4,569,819
Difference between principal balance and fair value	$289,569	$315,831	$605,400

	As of March 31, 2024
		Small
	Consumer	Business	Total
Principal balance - accrual	$995,099	$2,029,515	$3,024,614
Principal balance - non-accrual	111,265	162,551	273,816
Total principal balance	1,106,364	2,192,066	3,298,430

Accrued interest and fees	102,187	37,851	140,038

Loans and finance receivables at fair value - accrual	1,325,892	2,380,253	3,706,145
Loans and finance receivables at fair value - non-accrual	21,273	67,792	89,065
Loans and finance receivables at fair value	$1,347,165	$2,448,045	$3,795,210
Difference between principal balance and fair value	$240,801	$255,979	$496,780

	As of December 31, 2024
		Small
	Consumer	Business	Total
Principal balance - accrual	$1,210,042	$2,290,132	$3,500,174
Principal balance - non-accrual	143,972	166,298	310,270
Total principal balance	1,354,014	2,456,430	3,810,444

Accrued interest and fees	128,956	27,086	156,042

Loans and finance receivables at fair value - accrual	1,617,708	2,672,714	4,290,422
Loans and finance receivables at fair value - non-accrual	21,599	74,423	96,022
Loans and finance receivables at fair value	$1,639,307	$2,747,137	$4,386,444
Difference between principal balance and fair value	$285,293	$290,707	$576,000

As of March 31, 2025 and 2024 and December 31, 2024, the aggregate fair value of loans and finance receivables that were 90 days or more past due was $30.9 million, $32.8 million and $32.7 million, respectively, of which, $14.8 million, $15.8 million and $16.6 million, respectively, was in non-accrual status. The aggregate unpaid principal balance for loans and finance receivables that were 90 days or more past due was $65.7 million, $75.7 million and $71.9 million, respectively.

Changes in the fair value of Company-owned loans and finance receivables during the three months ended March 31, 2025 and 2024 were as follows (dollars in thousands):

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31, 2025
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,639,307	$2,747,137	$4,386,444
Originations or acquisitions(1)	496,622	1,221,234	1,717,856
Interest and fees(2)	430,825	304,596	735,421
Repayments	(736,766)	(1,219,062)	(1,955,828)
Charge-offs, net(3)	(227,785)	(122,551)	(350,336)
Net change in fair value(3)	10,728	22,128	32,856
Effect of foreign currency translation	3,406	—	3,406
Balance at end of period	$1,616,337	$2,953,482	$4,569,819

	Three Months Ended March 31, 2024
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,380,784	$2,248,383	$3,629,167
Originations or acquisitions(1)	407,263	959,935	1,367,198
Interest and fees(2)	364,731	236,477	601,208
Repayments	(621,720)	(917,623)	(1,539,343)
Charge-offs, net(3)	(187,419)	(99,279)	(286,698)
Net change in fair value(3)	4,440	20,152	24,592
Effect of foreign currency translation	(914)	—	(914)
Balance at end of period	$1,347,165	$2,448,045	$3,795,210

(1) Originations or acquisitions is presented on a cost basis.

(2) Included in “Revenue” in the consolidated statements of income.

(3) Included in “Change in Fair Value” in the consolidated statements of income.

Guarantees of Consumer Loans

In connection with its CSO program, the Company guarantees consumer loan payment obligations to an unrelated third-party lender for consumer loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of March 31, 2025 and 2024 and December 31, 2024, the consumer loans guaranteed by the Company had an estimated fair value of $21.2 million, $14.8 million and $28.4 million, respectively, and an outstanding principal balance of $14.8 million, $10.8 million and $19.9 million, respectively. As of March 31, 2025 and 2024 and December 31, 2024, the amount of consumer loans, including principal, fees and interest, guaranteed by the Company was $18.0 million, $13.0 million and $23.8 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. Long-term Debt

The Company’s long-term debt instruments and balances outstanding as of March 31, 2025 and 2024 and December 31, 2024, including maturity date, weighted average interest rate and borrowing capacity as of March 31, 2025, were as follows (dollars in thousands):

				Weighted			Outstanding
	Revolving			average	Borrowing		March 31,		December 31,
	period end date	Maturity date		interest rate(1)	capacity		2025	2024	2024
Funding Debt:
2018-1 Securitization Facility	March 2025	March 2026		8.61%	$32,200		$32,200	$101,861	$32,200
2018-2 Securitization Facility	July 2023	July 2025	(2)	—	—		—	40,657	—
NCR 2022 Securitization Facility	October 2026	October 2028		8.57%	200,000		145,207	92,397	119,039
NCLOCR 2024 Securitization Facility	February 2027	February 2028		9.82%	150,000		115,000	50,000	99,000
ODR 2021-1 Securitization Facility	November 2025	November 2026		7.94%	233,333		68,338	221,331	233,333
ODR 2022-1 Securitization Facility	June 2026	June 2027		8.05%	420,000		268,342	246,668	188,342
RAOD Securitization Facility	November 2026	November 2027		7.07%	236,842		158,846	222,110	192,000
HWCR 2023 Securitization Facility	September 2026	September 2027		8.69%	487,595		373,214	287,214	331,214
ODAST III Securitization Notes	April 2024	May 2027	(3)	—	—		—	300,000	—
2023-A Securitization Notes	—	December 2027		7.78%	25,240		25,240	63,605	32,116
2024-A Securitization Notes	—	October 2030		7.83%	98,431		98,431	—	123,546
ODAS IV 2023-1 Securitization Notes	July 2026	August 2030		7.66%	227,051		227,051	227,051	227,051
ODAS IV 2024-1 Securitization Notes	May 2027	June 2031		6.84%	399,574		399,574	—	399,574
ODAS IV 2024-2 Securitization Notes	September 2027	October 2031		5.78%	261,353		261,353	—	261,353
ODAS IV 2025-1 Securitization Notes	March 2028	April 2032		5.89%	261,392		261,392	—	—
Total funding debt				7.48%	$3,033,011		$2,434,188	$1,852,894	$2,238,768
Corporate Debt:
9.125% senior notes due 2029	—	August 2029		9.13%	$500,000		$500,000	$—	$500,000
11.25% senior notes due 2028	—	December 2028		11.25%	400,000		400,000	400,000	400,000
8.50% senior notes due 2025	—	September 2025		8.50%	—		—	375,000	—
Revolving line of credit	June 2026	June 2026		7.86%	665,000	(4)	453,000	433,000	453,000
Total corporate debt				9.33%	$1,565,000		$1,353,000	$1,208,000	$1,353,000
Less: Long-term debt issuance costs							$(26,638)	$(15,435)	$(24,830)
Less: Debt discounts							(3,199)	(4,592)	(3,456)
Total long-term debt							$3,757,351	$3,040,867	$3,563,482

(1) The weighted average interest rate is determined based on the rates and principal balances on March 31, 2025. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

(2) On May 31, 2024, the remaining outstanding balance on this facility was paid in full and the facility was terminated.

(3) On May 17, 2024, the remaining outstanding balance of these notes were paid in full and the facility was terminated.

(4) The Company had outstanding letters of credit under the Revolving line of credit of $0.4 million, $0.7 million and $0.7 million as of March 31, 2025 and 2024 and December 31, 2024, respectively.

Weighted average interest rates on long-term debt were 8.91% and 9.18% during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and 2024 and December 31, 2024, the Company was in compliance with all covenants and other requirements set forth in the prevailing long-term debt agreements.

Recent Updates to Debt Facilities

ODAS IV 2025-1 Securitization Notes

On March 20, 2025, OnDeck Asset Securitization IV, LLC (“ODAS IV”), a wholly-owned indirect subsidiary of the Company, issued $261.4 million in initial principal amount of Series 2025-1 Fixed Rate Asset-Backed Notes (the “ODAS IV 2025-1 Securitization Notes”) in a private securitization transaction. The ODAS IV 2025-1 Securitization Notes have a legal final payment date in April 2032 and were issued in four classes with initial principal amounts and fixed interest rates per annum as follows: Class A Notes of $126.8 million at 5.08%, Class B Notes of $57.8 million at 5.52%, Class C Notes of $45.5 million at 6.64% and Class D Notes of $31.2 million at 8.77%. Collateral for the ODAS IV 2025-1 Securitization Notes consists of, among other things, a revolving pool of small business loans originated or purchased by ODK Capital, LLC (“ODK”), which is a wholly-owned indirect subsidiary of the Company.

The net proceeds of the ODAS IV 2025-1 Securitization Notes were used to purchase small business loans from ODK that were pledged as collateral for the ODAS IV 2025-1 Securitization Notes and to fund a reserve account. ODK is the servicer of the loans securing the ODAS IV 2025-1 Securitization Notes. ODAS IV is the sole obligor of the ODAS IV 2025-1 Securitization Notes, which are not obligations of, or guaranteed by, the Company or ODK. The Company used the proceeds from ODAS IV for general corporate purposes.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The ODAS IV 2025-1 Securitization Notes were offered and sold to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act.

4. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2025 was 19.9% compared to 25.1% for the three months ended March 31, 2024. The decrease is primarily attributable to higher excess tax benefits on stock compensation due to stock price appreciation, a reduction of interest expense due to the remeasurement of unrecognized tax benefits, and favorable state rate changes.

As of March 31, 2025, the balance of unrecognized tax benefits, inclusive of interest and penalties, was $106.2 million, of which $98.8 million is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, with the remaining $7.4 million recorded as a reduction to deferred tax assets. This balance consists of a temporary component of $97.8 million, for which there is an equal and offsetting deferred tax asset, and a permanent component of $8.4 million, which, if recognized, would favorably affect the effective tax rate in the period of recognition. The Company had $179.2 million of unrecognized tax benefits as of March 31, 2024. As of December 31, 2024, the Company had $104.2 million of unrecognized tax benefits, inclusive of interest and penalties, of which $82.5 million is included in “Accounts payable and accrued expenses” on the consolidated balance sheet. The remaining $21.7 million was recorded as a reduction to deferred tax assets. The balance of $104.2 million at December 31, 2024 included a permanent component of $7.2 million. In the three months ended September 30, 2024, the Company decreased the balance of the unrecognized tax benefits reserve due to management’s evaluation and remeasurement of its settlement position related to the timing of recognition of income and losses related to the Company's loan and finance receivable portfolio. Based on the expiration of the statute of limitations for certain jurisdictions, the Company believes it is reasonably possible that, within the next twelve months, unrecognized tax benefits could decrease by approximately $0.1 million. The Company believes that it has adequately accounted for any material tax uncertainties in its existing reserves for all open tax years.

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

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three months ended March 31, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net income	$72,945	$48,428
Denominator:
Total weighted average basic shares	25,676	28,196
Shares applicable to stock-based compensation	1,428	1,307
Total weighted average diluted shares	27,104	29,503
Earnings per common share:
Earnings per common share – basic	$2.84	$1.72
Earnings per common share – diluted	$2.69	$1.64

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended March 31, 2025 and 2024, 137,133 and 269,123 shares of common stock underlying stock options, respectively, and 161,732 and no shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

6. Operating Segment Information

The Company provides online financial services to non-prime credit consumers and small businesses in the United States and Brazil. The Company has one reportable segment, which is composed of the Company’s domestic and international operations and corporate services. The Company has aggregated all components of its business into a single operating segment based on the similarities of the economic characteristics, the nature of the products and services, the nature of the production and distribution methods, the shared technology platforms, the type of customer and the nature of the regulatory environment. The Company's Chief Operating Decision Maker is regularly provided with significant segment expenses at a similar level and category as is disclosed in the Consolidated Statements of Income; as such, separate presentation is not provided in this Note.

Geographic Information

The following table presents the Company’s revenue by geographic region for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended
	March 31,
	2025	2024
Revenue
United States	$727,760	$598,119
Other international countries	17,781	11,770
Total revenue	$745,541	$609,889

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $124.8 million, $111.7 million and $120.0 million at March 31, 2025 and 2024 and December 31, 2024, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

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

8. Fair Value Measurements

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

During the three months ended March 31, 2025 and 2024, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and 2024 and December 31, 2024 are as follows (dollars in thousands):

	March 31,	Fair Value Measurements Using
	2025	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)	$1,616,337	$—	$—	$1,616,337
Small business loans and finance receivables(1)	2,953,482	—	—	2,953,482
Non-qualified savings plan assets(2)	12,096	12,096	—	—
Investment in trading security(3)	5,921	5,921	—	—
Total	$4,587,836	$18,017	$—	$4,569,819

	March 31,	Fair Value Measurements Using
	2024	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)	$1,347,165	$—	$—	$1,347,165
Small business loans and finance receivables(1)	2,448,045	—	—	2,448,045
Non-qualified savings plan assets(2)	9,702	9,702	—	—
Investment in trading security(3)	3,492	3,492	—	—
Total	$3,808,404	$13,194	$—	$3,795,210

	December 31,	Fair Value Measurements Using
	2024	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)	$1,639,307	$—	$—	$1,639,307
Small business loans and finance receivables(1)	2,747,137	—	—	2,747,137
Non-qualified savings plan assets(2)	10,712	10,712	—	—
Investment in trading security(3)	3,636	3,636	—	—
Total	$4,400,792	$14,348	$—	$4,386,444

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

The Company had no liabilities measured at fair value on a recurring basis as of March 31, 2025 and 2024 and December 31, 2024.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At March 31, 2025 and 2024 and December 31, 2024, there were no assets or liabilities recorded at fair value on a non-recurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of March 31, 2025 and 2024 and December 31, 2024 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	March 31,	Fair Value Measurements Using
	2025	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$55,514	$55,514	$—	$—
Restricted cash	256,342	256,342	—	—
Investment in unconsolidated investee (1)	6,918	—	—	6,918
Total	$318,774	$311,856	$—	$6,918
Financial liabilities:
Revolving line of credit	$453,000	$—	$—	$453,000
Securitization notes	2,433,768	—	2,442,597	—
11.25% senior notes due 2028	397,221	—	430,980	—
9.125% senior notes due 2029	500,000	—	513,995	—
Total	$3,783,989	$—	$3,387,572	$453,000

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Balance at
	March 31,	Fair Value Measurements Using
	2024	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$76,458	$76,458	$—	$—
Restricted cash	152,469	152,469	—	—
Investment in unconsolidated investee (1)	6,918	—	—	6,918
Total	$235,845	$228,927	$—	$6,918
Financial liabilities:
Revolving line of credit	$433,000	$—	$—	$433,000
Securitization notes	1,851,830	—	1,853,450	—
8.50% senior notes due 2025	375,000	—	374,820	—
11.25% senior notes due 2028	396,471	—	422,012	—
Total	$3,056,301	$—	$2,650,282	$433,000

	Balance at
	December 31,	Fair Value Measurements Using
	2024	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$73,910	$73,910	$—	$—
Restricted cash	248,758	248,758	—	—
Investment in unconsolidated investee (1)	6,918	—	—	6,918
Total	$329,586	$322,668	$—	$6,918
Financial liabilities:
Revolving line of credit	$453,000	$—	$—	$453,000
Securitization notes	2,238,279	—	2,246,406	—
11.25% senior notes due 2028	397,033	—	433,112	—
9.125% senior notes due 2029	500,000	—	519,360	—
Total	$3,588,312	$—	$3,198,878	$453,000

(1) Investment in unconsolidated investee is included in “Other assets” in the consolidated balance sheets.

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

9. Subsequent Events

Subsequent events have been reviewed through the date these financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources and certain factors that may affect future results, including economic and industry-wide factors, of Enova International, Inc. and its subsidiaries should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services. In 2024, we extended approximately $6.1 billion in credit or financing to borrowers and for the three months ended March 31, 2025, we extended approximately $1.7 billion in credit or financing to borrowers. As of March 31, 2025, we offered or arranged loans or draws on lines of credit to consumers in 37 states in the United States and Brazil. We also offered financing to small businesses in 49 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers and small businesses that have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through March 31, 2025, we have completed approximately 66.0 million customer transactions and collected more than 85 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years, having expanded the markets we serve and the financing products we offer. These financing products include installment loans and line of credit accounts.

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

•
Consumer installment loans. Certain subsidiaries (i) directly offer installment loans, (ii) as part of our Bank Programs, as discussed below, purchase or purchase a participating interest in, installment loans or (iii) as part of our CSO program, arrange and guarantee installment loans, as discussed below, to consumers. Certain subsidiaries offer, or arrange through our Bank Programs and CSO program, unsecured consumer installment loan products in 36 states in the United States. Internationally, we also offer or arrange unsecured consumer installment loan products in Brazil. Terms for our consumer installment loan products range between 3 and 60 months with an average contractual term of 39 months. These loans have regular payments that amortize principal. Loan sizes for these products range between $300 and $10,000. The majority of these loans accrue interest daily at a fixed rate for the life of the loan and have no fees. The average annualized yield for these loans was 86% for the year ended December 31, 2024. Loans may be repaid early at any time with no additional prepayment charges.
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

OUR MARKETS

We currently provide our services in the following countries:

•
United States. We began our online business in the United States in May 2004. As of March 31, 2025, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, OnDeck at www.ondeck.com and Headway Capital at www.headwaycapital.com, and we market our money transfer platform under the name Pangea at www.pangeamoneytransfer.com.
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

In October 2017, the CFPB issued its final rule entitled “Payday, Vehicle Title, and Certain High-Cost Installment Loans” (the “Small Dollar Rule”), which covers certain consumer loans that we offer. The Small Dollar Rule initially required that lenders who make short-term loans and longer-term loans with balloon payments reasonably determine consumers’ ability to repay (“ATR”) the loans according to their terms before issuing the loans. The Small Dollar Rule also introduced new limitations on repayment processes for those lenders as well as lenders of other longer-term loans with an annual percentage rate greater than 36 percent that include an ACH authorization or similar payment provision. If a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. For loans covered by the Small Dollar Rule, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed withdrawal attempts. On July 7, 2020, the CFPB issued a final rule rescinding the ATR provisions of the Small Dollar Rule along with related provisions, such as the establishment of registered information systems for checking ATR and reporting loan activity. The payment provisions of the Small Dollar Rule remained in place. In April 2018, an action was filed against the CFPB making a constitutional challenge to the Small Dollar Rule. After appeals to the Fifth Circuit and Supreme Court and a stay of the compliance date, on May 16, 2024, the Supreme Court upheld the constitutionality of the funding structure of the CFPB and remanded the case back to the Fifth Circuit. On June 19, 2024, the Fifth Circuit declared that the CFPB’s funding structure and Small Dollar Rule are constitutional. On July 3, 2024, the CFSA filed a petition for rehearing en banc that was denied by the Court. On November 25, 2024, the Fifth Circuit clarified that the stay of the compliance date of the Small Dollar Rule expires on March 30, 2025. On March 28, 2025, the CFPB issued a press release entitled “CFPB Offers Regulatory Relief for Small Loan Providers” indicating that the CFPB “will not prioritize enforcement or supervision actions with regard to any penalties or fines associated with the Payment Withdrawal provisions and the Payment Disclosure provisions once they become operative on March 30, 2025.” The CFPB also indicated that it is contemplating issuing a notice of proposed rulemaking to narrow the scope of the rule. If the CFPB elects to prioritize enforcement and we are not able to execute payment process and customer notification changes effectively because of unexpected complexities, costs or otherwise, we cannot guarantee that the Small Dollar Rule will not have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows.

On March 30, 2023, the CFPB issued its final rule to implement Section 1071 of the Dodd-Frank Act. Section 1071 amended the Equal Credit Opportunity Act to require financial institutions to collect and report certain data in connection with credit applications made by small businesses, including women- or minority-owned small businesses, and applies to small business loans that we offer. For loans covered by the small business lending rule, a “covered lender” will be required to collect and report on certain information pursuant to an application for credit. Section 1071 requires covered lenders to collect and report information the financial institution generates and information obtained from the applicant, including the applicant’s minority-owned business status, women-owned business status and LGBTQI+-owned status and the applicant’s principal owners’ ethnicity, race and sex, and expressly prohibits a financial institution from discouraging an applicant from responding to requests for applicant-provided data. On April 26, 2023, the Texas Bankers Association filed an action challenging the rule. The district court entered judgment in favor of the CFPB on the Administrative Procedure Act challenges and the ruling was appealed to the Fifth Circuit. Oral arguments took place on February 3, 2025. Although the CFPB sought a pause on the appeal, the CFPB no longer opposed an earlier motion for a stay and tolling of the compliance dates. The Fifth Circuit ordered the tolling of the compliance deadlines but only to the plaintiffs and intervenors in the case, including trade associations in which the Company’s small business loan business participates. Separately, on April 2, 2025, the House Financial Services Committee approved H.R. 976, which would repeal Section 1071. On April 3, 2025, the CFPB filed a response to a motion to stay in another lawsuit involving the rule and advised the court that CFPB staff were directed to initiate a new Section 1071 rulemaking. Absent further court action, legislative action or action by the CFPB, the Company’s small business loan business will need to update its application process to appropriately collect, store and report data required by Section 1071’s implementing regulation. The Company will continue to monitor litigation, rulemaking and bills related to the rule.

European Union Pillar Two Directive

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation. As of March 31, 2025, among the jurisdictions where the Company operates, only Brazil has enacted legislation adopting the Pillar Two Rules, specifically a Qualified Domestic Minimum Top-up Tax, effective in fiscal 2025. We do not expect the changes brought about by this directive to have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Highlights

Our financial results for the three-month period ended March 31, 2025, or the current quarter, are summarized below.

•
Consolidated total revenue increased $135.6 million, or 22.2%, to $745.5 million in the current quarter compared to $609.9 million for the three months ended March 31, 2024, or the prior year quarter.
•
Consolidated net revenue was $426.2 million in the current quarter compared to $345.9 million in the prior year quarter.
•
Consolidated income from operations increased $41.1 million, or 31.4%, to $171.9 million in the current quarter compared to $130.8 million in the prior year quarter.
•
Consolidated net income was $72.9 million in the current quarter compared to $48.4 million in the prior year quarter. Consolidated diluted income per share was $2.69 in the current quarter compared to $1.64 in the prior year quarter.

Overview

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Revenue
Loans and finance receivables revenue	$735,421	$601,208
Other	10,120	8,681
Total Revenue	745,541	609,889
Change in Fair Value	(319,359)	(264,023)
Net Revenue	426,182	345,866
Operating Expenses
Marketing	139,291	110,567
Operations and technology	62,462	54,379
General and administrative	42,464	39,865
Depreciation and amortization	10,061	10,263
Total Operating Expenses	254,278	215,074
Income from Operations	171,904	130,792
Interest expense, net	(80,544)	(65,597)
Foreign currency transaction loss	(452)	(48)
Equity method investment gain	120	—
Other nonoperating expenses	—	(492)
Income before Income Taxes	91,028	64,655
Provision for income taxes	18,083	16,227
Net income	$72,945	$48,428
Earnings per common share - diluted	$2.69	$1.64

Revenue
Loans and finance receivables revenue	98.6%	98.6%
Other	1.4	1.4
Total Revenue	100.0	100.0
Change in Fair Value	(42.8)	(43.3)
Net Revenue	57.2	56.7
Operating Expenses
Marketing	18.7	18.1
Operations and technology	8.4	8.9
General and administrative	5.7	6.6
Depreciation and amortization	1.3	1.7
Total Operating Expenses	34.1	35.3
Income from Operations	23.1	21.4
Interest expense, net	(10.8)	(10.8)
Foreign currency transaction loss	(0.1)	—
Equity method investment gain	—	—
Other nonoperating expenses	—	—
Income before Income Taxes	12.2	10.6
Provision for income taxes	2.4	2.7
Net income	9.8%	7.9%

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

In 2024 and early 2025, views in the marketplace on the economy and its near-term prospects remained mixed with concerns on employment, inflation, tariffs and other macroeconomic trends. In certain situations, management concluded that the probability of future charge-offs or prepayments was different than what we had experienced in the past and, therefore, altered those assumptions in our fair value models. We continue to utilize this approach and have adjusted these assumptions where appropriate. We also evaluate the discount rates used in our models on a quarterly basis and adjust when appropriate to be responsive to changes in the market and representative of what a market participant would use. As of March 31, 2025, we deemed the resulting fair value of our loans and finance receivables to be an appropriate market-based exit price that considers current market conditions.

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures (in thousands, except per share data):

	Three Months Ended
	March 31,
	2025	2024
Net income	$72,945	$48,428
Adjustments:
Transaction-related costs(a)	—	327
Equity method investment gain	(120)	—
Other nonoperating expenses(b)	—	492
Intangible asset amortization	2,014	2,014
Stock-based compensation expense	7,936	7,639
Foreign currency transaction loss	452	48
Cumulative tax effect of adjustments	(2,488)	(2,642)
Adjusted earnings	$80,739	$56,306

Diluted earnings per share	$2.69	$1.64
Adjustments:
Transaction-related costs	—	0.01
Equity method investment gain	—	—
Other nonoperating expenses	—	0.02
Intangible asset amortization	0.07	0.07
Stock-based compensation expense	0.29	0.26
Foreign currency transaction loss	0.02	—
Cumulative tax effect of adjustments	(0.09)	(0.09)
Adjusted earnings per share	$2.98	$1.91

(a) In the first quarter of 2024, we recorded costs totaling $0.3 million ($0.2 million net of related tax) related to a consent solicitation for the Senior Notes due 2025.

(b) In the first quarter of 2024, we recorded other nonoperating expenses of $0.5 million ($0.4 million net of tax) related to early extinguishment of debt.

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

	Three Months Ended
	March 31,
	2025	2024
Net income	$72,945	$48,428
Depreciation and amortization expenses	10,061	10,263
Interest expense, net	80,544	65,597
Foreign currency transaction loss	452	48
Provision for income taxes	18,083	16,227
Stock-based compensation expense	7,936	7,639
Adjustments:
Transaction-related costs(a)	—	327
Equity method investment income	(120)	—
Other nonoperating expenses(b)	—	492
Adjusted EBITDA	$189,901	$149,021

Adjusted EBITDA margin calculated as follows:
Total Revenue	$745,541	$609,889
Adjusted EBITDA	189,901	149,021
Adjusted EBITDA as a percentage of total revenue	25.5%	24.4%

(a) In the first quarter of 2024, we recorded costs totaling $0.3 million related to a consent solicitation for the Senior Notes due 2025.

(b) In the first quarter of 2024, we recorded other nonoperating expenses of $0.5 million related to early extinguishment of debt.

Combined Loans and Finance Receivables Measures

In addition to reporting loans and finance receivables balance information in accordance with GAAP (see Note 2 in the Notes to Consolidated Financial Statements included in this report), we have provided metrics on a combined basis. The Combined Loans and Finance Receivables Measures are non-GAAP measures that include both loans and finance receivables we own or have purchased and loans we guarantee, which are either GAAP items or disclosures required by GAAP. See “—Loan and Finance Receivable Balances” and “—Credit Performance of Loans and Finance Receivables” below for reconciliations between Company owned and purchased loans and finance receivables, gross, change in fair value and charge-offs (net of recoveries) calculated in accordance with GAAP to the Combined Loans and Finance Receivables Measures.

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

THREE MONTHS ENDED MARCH 31, 2025 COMPARED TO THREE MONTHS ENDED MARCH 31, 2024

Revenue and Net Revenue

Revenue increased $135.6 million, or 22.2%, to $745.5 million for the current quarter as compared to $609.9 million for the prior year quarter. The increase was driven by a 28.8% increase in revenue from our small business portfolio and a 18.1% increase in revenue from our consumer portfolio as higher levels of originations have led to higher loan balances for both portfolios.

Net revenue for the current quarter was $426.2 million compared to $345.9 million for the prior year quarter. Our consolidated net revenue margin was 57.2% for the current quarter compared to 56.7% for the prior year quarter with stability in both the consumer and small business portfolios. Refer to “—Consumer Loans and Finance Receivables” and “—Small Business Loans and Finance Receivables” below for additional discussion of net revenue for the current quarter.

The following table sets forth the components of revenue and net revenue, disaggregated by product, for the current quarter and the prior year quarter (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$430,825	$364,731	$66,094	18.1%
Small business loans and finance receivables revenue	304,596	236,477	68,119	28.8
Total loans and finance receivables revenue	735,421	601,208	134,213	22.3
Other	10,120	8,681	1,439	16.6
Total revenue	745,541	609,889	135,652	22.2
Change in fair value	(319,359)	(264,023)	(55,336)	21.0
Net revenue	$426,182	$345,866	$80,316	23.2%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	57.8%	59.8%
Small business loans and finance receivables revenue	40.8	38.8
Total loans and finance receivables revenue	98.6	98.6
Other	1.4	1.4
Total revenue	100.0	100.0
Change in fair value	(42.8)	(43.3)
Net revenue	57.2%	56.7%

Revenue generated from the Company’s operations for the current quarter and the prior year quarter was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Loan interest	$486,057	$394,939
Statement and draw fees on line of credit accounts	212,904	177,941
Other	46,580	37,009
Total Revenue	$745,541	$609,889

Loan and Finance Receivable Balances

The fair value of our loan and finance receivable portfolio in our consolidated financial statements was $4,569.8 million and $3,795.2 million as of March 31, 2025 and 2024, respectively. The outstanding principal balance of our loan and finance receivables portfolio was $3,964.4 million and $3,298.4 million as of March 31, 2025 and 2024, respectively. The fair value of the combined loan and finance receivables portfolio includes $21.2 million and $14.8 million with an outstanding principal balance of $14.8 million and $10.8 million of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of March 31, 2025 and 2024, respectively.

The consumer portfolio balance was 35.7% of our combined loan and finance receivable portfolio balance at fair value as of March 31, 2025 compared to 35.7% as of March 31, 2024. Our small business portfolio of loans and finance receivables was 64.3% of our combined loan and finance receivable portfolio at fair value as of March 31, 2025 compared to 64.3% as of March 31, 2024. See “Non-GAAP Financial Measures—Combined Loans and Finance Receivables Measures” above for additional information related to combined loans and finance receivables.

The following tables summarize loan and finance receivable balances outstanding as of March 31, 2025 and 2024 (in thousands):

	As of March 31, 2025			As of March 31, 2024
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Consumer loans and finance receivables
Principal	$1,326,768	$14,813	$1,341,581	$1,106,364	$10,780	$1,117,144
Fair value	1,616,337	21,225	1,637,562	1,347,165	14,773	1,361,938
Fair value as a % of principal	121.8%	143.3%	122.1%	121.8%	137.0%	121.9%
Small business loans and finance receivables
Principal	$2,637,651	$—	$2,637,651	$2,192,066	$—	$2,192,066
Fair value	2,953,482	—	2,953,482	2,448,045	—	2,448,045
Fair value as a % of principal	112.0%	—%	112.0%	111.7%	—%	111.7%
Total loans and finance receivables
Principal	$3,964,419	$14,813	$3,979,232	$3,298,430	$10,780	$3,309,210
Fair value	4,569,819	21,225	4,591,044	3,795,210	14,773	3,809,983
Fair value as a % of principal	115.3%	143.3%	115.4%	115.1%	137.0%	115.1%

(a) GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by a third-party lender through the CSO program that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

(b) Non-GAAP measure. See “Non-GAAP Financial Measures—Combined Loans and Finance Receivables Measures” above.

At March 31, 2025 and 2024, the ratio of fair value as a percentage of principal was 115.3% and 115.1%, respectively, on company owned loans and finance receivables and 115.4% and 115.1%, respectively, on combined loans and finance receivables. These ratios slightly increased compared to the prior year due to improvement in both the consumer and small business portfolios. Refer to “—Consumer Loans and Finance Receivables” and “—Small Business Loans and Finance Receivables” below for additional discussion of fair value ratios for the current quarter.

Average Amount Outstanding per Loan and Finance Receivable

The average amount outstanding per loan and finance receivable is calculated as the total combined loans and finance receivables, gross balance at the end of the period divided by the total number of combined loans and finance receivables outstanding at the end of the period. The following table shows the average amount outstanding per loan and finance receivable by product at March 31, 2025 and 2024:

	As of March 31,
	2025	2024
Average amount outstanding per loan and finance receivable(a)
Consumer loans and finance receivables(b)	$1,622	$1,875
Small business loans and finance receivables	41,364	39,151
Total loans and finance receivables(b)	4,266	4,872

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

	Three Months Ended
	March 31,
	2025	2024
Average loan and finance receivable origination amount(a)
Consumer loans and finance receivables(b)(c)	$547	$547
Small business loans and finance receivables(c)	16,173	16,059
Total loans and finance receivables(b)	1,721	1,675

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

The average loan and finance receivable origination amount increased to $1,721 during the current quarter from $1,675 during the prior year quarter, due primarily to an increase in the average loan origination amount for our small business loans.

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

The payment status of a customer, including the degree of any delinquency, is a significant factor in determining estimated charge-offs in the cash flow models that we use to determine fair value. The following table shows payment status on outstanding principal, interest and fees as of the end of each of the last five quarters (in thousands):

	2024				2025
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$3,438,468	$3,569,726	$3,742,767	$3,966,486	$4,117,245
Guaranteed by the Company(a)	13,046	14,941	21,797	23,826	17,954
Ending combined loan and finance receivables balance(b)	$3,451,514	$3,584,667	$3,764,564	$3,990,312	$4,135,199
> 30 days delinquent	279,659	268,053	293,839	297,832	318,356
> 30 days delinquency rate	8.1%	7.5%	7.8%	7.5%	7.7%

(a) Represents loans originated by a third-party lender through the CSO program that we have not yet purchased, which are not included in our consolidated balance sheets.

(b) Non-GAAP measure. See “Non-GAAP Financial Measures—Combined Loans and Finance Receivables Measures” above.

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

Consumer Loans and Finance Receivables

The following table includes financial information for our consumer loans and finance receivables. Delinquency metrics include principal, interest and fees, and only amounts that are past due (in thousands):

	2024				2025
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$1,106,364	$1,176,727	$1,266,030	$1,354,014	$1,326,768
Guaranteed by the Company(a)	10,780	12,487	18,292	19,859	14,813
Total combined loan and finance receivable principal balance(b)	$1,117,144	$1,189,214	$1,284,322	$1,373,873	$1,341,581
Consumer combined loan and finance receivable fair value balance:
Company owned	$1,347,165	$1,421,814	$1,526,834	$1,639,307	$1,616,337
Guaranteed by the Company(a)	14,773	17,284	25,446	28,414	21,225
Ending combined loan and finance receivable fair value balance(b)	$1,361,938	$1,439,098	$1,552,280	$1,667,721	$1,637,562
Fair value as a % of principal(b)(c)	121.9%	121.0%	120.9%	121.4%	122.1%
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$1,208,551	$1,285,755	$1,390,882	$1,482,970	$1,449,511
Guaranteed by the Company(a)	13,046	14,941	21,797	23,826	17,954
Ending combined loan and finance receivable balance(b)	$1,221,597	$1,300,696	$1,412,679	$1,506,796	$1,467,465
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$1,242,677	$1,244,846	$1,344,872	$1,429,349	$1,476,814
Guaranteed by the Company(a)(d)	14,956	13,730	18,999	22,060	20,700
Average combined loan and finance receivable balance(b)(d)	$1,257,633	$1,258,576	$1,363,871	$1,451,409	$1,497,514
Installment loans as percentage of average combined loan and finance receivable balance	40.4%	39.0%	36.9%	35.9%	35.4%
Line of credit accounts as percentage of average combined loan and finance receivable balance	59.6%	61.0%	63.1%	64.1%	64.6%

Revenue	$364,731	$367,558	$410,884	$433,648	$430,825
Change in fair value	(182,979)	(164,011)	(203,647)	(212,947)	(217,057)
Net revenue	$181,752	$203,547	$207,237	$220,701	$213,768
Net revenue margin	49.8%	55.4%	50.4%	50.9%	49.6%

Combined loan and finance receivable originations and purchases	$417,432	$490,640	$569,091	$601,734	$508,245

Delinquencies:
> 30 days delinquent	$84,137	$82,169	$123,369	$123,442	$120,598
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	6.9%	6.3%	8.7%	8.2%	8.2%

Charge-offs:
Charge-offs (net of recoveries)	$187,419	$161,171	$203,588	$233,139	$227,785
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	14.9%	12.8%	14.9%	16.1%	15.2%

(a) Represents loans originated by a third-party lender through the CSO program that we have not yet purchased, which are not included in our consolidated balance sheets.

(b) Non-GAAP measure.

(c) Determined using period-end balances.

(d) The average combined loan and finance receivable balance is the average of the month-end balances during the period.

Demand for our consumer loan products and services in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. The ending balance, including principal and accrued fees/interest outstanding, of combined consumer loans and finance receivables at March 31, 2025 increased 20.1% to $1,467.5 million compared to $1,221.6 million at March 31, 2024, due primarily to originations outpacing repayments.

The percentage of loans greater than 30 days delinquent of 8.2% was higher at March 31, 2025 compared to 6.9% at March 31, 2024, due primarily to a higher percentage of originations to new customers, which typically default at a higher rate compared to returning customers, and a mix shift reflecting a greater percentage of line of credit products, which have higher yields and default rates than installment loans, as compared to the prior year quarter. Charge-offs (net of recoveries) as a percentage of average combined loan and finance receivable balance was 15.2% for the current quarter compared to 14.9% for the prior year quarter, which are both in line with seasonal norms as decreasing originations generally result in lower delinquencies followed by lower charge-offs as the book becomes more seasoned. Charge-off performance in the periods presented follows this seasonal pattern.

Revenue related to our consumer loans and finance receivables was $430.8 million for the current quarter compared to $364.7 million for the prior year quarter. The increase in revenue was driven primarily by growth in the overall portfolio, particularly our line of credit products. The net revenue margin related to our consumer loans and finance receivables was 49.6% in the current quarter, which was fairly consistent with the net revenue margin of 49.8% in the prior year quarter.

The ratio of fair value as a percentage of principal on consumer loans and finance receivables was 122.1% at March 31, 2025 compared to 121.9% at March 31, 2024 and 121.4% at December 31, 2024. The slight increase from the prior year quarter was due primarily to a mix shift towards line of credit products, which generally have a higher fair value as a percentage of principal compared to installment loans. Refer also to “Results of Operations—Valuation of Loans and Finance Receivables” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on loan valuation.

Small Business Loans and Finance Receivables

The following table includes financial information for our small business loans and finance receivables. Delinquency metrics include principal, interest, and fees, and only amounts that are past due (in thousands):

	2024				2025
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$2,192,066	$2,246,925	$2,327,336	$2,456,430	$2,637,651
Ending loan and finance receivable fair value balance	2,448,045	2,517,345	2,607,606	2,747,137	2,953,482
Fair value as a % of principal(a)	111.7%	112.0%	112.0%	111.8%	112.0%

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$2,229,917	$2,283,971	$2,351,885	$2,483,516	$2,667,734

Average loan and finance receivable balance(b)	$2,133,422	$2,240,893	$2,313,142	$2,412,795	$2,591,661
Installment loans as percentage of average combined loan and finance receivable balance	54.0%	52.6%	51.2%	50.3%	49.7%
Line of credit accounts as percentage of average combined loan and finance receivable balance	46.0%	47.4%	48.8%	49.7%	50.3%

Revenue	$236,477	$251,782	$269,454	$285,762	$304,596
Change in fair value	(79,127)	(91,969)	(83,390)	(101,144)	(100,423)
Net revenue	$157,350	$159,813	$186,064	$184,618	$204,173
Net revenue margin	66.5%	63.5%	69.1%	64.6%	67.0%

Combined loan and finance receivable originations and purchases	$959,935	$918,014	$1,044,829	$1,113,185	$1,221,234

Delinquencies:
> 30 days delinquent	$195,522	$185,884	$170,470	$174,390	$197,758
> 30 days delinquent as a % of loan balance(a)	8.8%	8.1%	7.2%	7.0%	7.4%

Charge-offs:
Charge-offs (net of recoveries)	$99,279	$107,215	$105,737	$109,044	$122,551
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	4.7%	4.8%	4.6%	4.5%	4.7%

(a) Determined using period-end balances.

(b) The average loan and finance receivable balance is the average of the month-end balances during the period.

The ending balance, including principal and accrued fees/interest outstanding, of small business loans and finance receivables at March 31, 2025 increased 19.6% to $2,667.7 million compared to $2,229.9 million at March 31, 2024, due primarily to originations outpacing repayments.

The percentage of loans greater than 30 days delinquent of 7.4% was lower at March 31, 2025 compared to 8.8% at March 31, 2024 due to improvement in credit performance. Charge-offs (net of recoveries) as a percentage of average loan balance were flat at 4.7% for the current quarter compared to 4.7% in the prior year quarter.

Revenue related to our small business loans and finance receivables was $304.6 million for the current quarter compared to $236.5 million for the prior year quarter. The increase in revenue was driven primarily by growth in the overall portfolio and, to a lesser extent, slightly higher average yields. The net revenue margin related to our small business loans and finance receivables was 67.0% for the current quarter, which is fairly consistent with the net revenue margin of 66.5% in the prior year quarter.

The ratio of fair value as a percentage of principal on small business loans and finance receivables was 112.0% at March 31, 2025 compared to 111.7% at March 31, 2024 and 111.8% at December 31, 2024. The slight increase from March 31, 2024 was due primarily to improved credit performance and slightly higher average yields.

Total Operating Expenses

Total operating expenses increased $39.2 million, or 18.2%, to $254.3 million in the current quarter compared to $215.1 million in the prior year quarter.

Marketing expense increased to $139.3 million in the current quarter compared to $110.6 million in the prior year quarter due primarily to growth in the overall business with higher commissionable originations and higher online advertising costs intended to capture increasing market demand for both our consumer and small business loan products.

Operations and technology expense increased to $62.5 million in the current quarter compared to $54.4 million in the prior year quarter, due primarily to higher variable costs, particularly personnel costs and underwriting expenses as a result of increases in originations and the size of the loan portfolio. As a percentage of revenue, operations and technology expense decreased to 8.4% in the current year quarter from 8.9% in the prior year quarter as increased originations and revenues outpaced fixed costs.

General and administrative expense increased to $42.5 million in the current quarter compared to $39.9 million in the prior year quarter, due largely to higher personnel costs. As a percentage of revenue, general and administrative expense decreased to 5.7% in the current year quarter from 6.6% in the prior year quarter, as increased originations and revenues outpaced fixed costs.

Depreciation and amortization expense in the current quarter was substantially flat compared to the prior year quarter.

Nonoperating Items

Interest expense, net increased $14.9 million, or 22.8%, to $80.5 million in the current quarter compared to $65.6 million in the prior year quarter. The increase was due primarily to an increase in the average amount of debt outstanding, which increased $760.9 million to $3,680.7 million during the current quarter from $2,919.8 million during the prior year quarter, partially offset by a decrease in the weighted average interest rate on our outstanding debt to 8.91% during the current quarter from 9.18% during the prior year quarter resulting primarily from year-over-year decreases in benchmark rates.

Provision for Income Taxes

The effective tax rate of 19.9% in the current quarter was lower than the 25.1% rate recorded in the prior year quarter due primarily to excess tax benefits on stock compensation due to stock price appreciation, a reduction of interest expense due to the remeasurement of unrecognized tax benefits, and favorable state rate changes.

Net Income

Net income increased $24.5 million, or 50.6%, to $72.9 million during the current quarter compared to $48.4 million during the prior year quarter. The increase was due primarily to an increase in income from operations due to higher net revenue and lower operating expenses as a percentage of revenue, partially offset by higher interest expense, which was the result of an increase in the average amount of debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

We seek to maintain a stable and flexible balance sheet to ensure that liquidity and funding are available to meet our business obligations. As of March 31, 2025, we had cash, cash equivalents, and restricted cash of $311.9 million, of which $256.3 million was restricted, compared to $322.7 million, of which $248.8 million was restricted, as of December 31, 2024. During the three months ended March 31, 2025, we issued $261.4 million of asset-backed notes to fund our growth in our small business loan portfolio. As of March 31, 2025, we had funding capacity of $810.4 million. Based on numerous stressed-case modeling scenarios, we believe we have sufficient liquidity to run our operations for the foreseeable future. Further, we have no recourse debt obligations due until June 2026. As part of our capital and liquidity management, we may from time to time acquire our outstanding debt securities, including through redemptions, tender offers, open market purchases, negotiated transactions or otherwise, in accordance with applicable securities laws and in compliance with the indentures governing our outstanding debt securities, upon such terms and at such prices as we may determine.

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

On June 23, 2022, we entered into an amendment and restatement of our existing secured revolving credit agreement (as amended, the “Credit Agreement”) that, among other changes, increased the borrowing capacity to $440.0 million, with a $20.0 million letter of credit sublimit and $10.0 million swingline loan sublimit. On October 19, 2023, we amended the Credit Agreement to, among other changes, increase the total commitment amount from $440.0 million to $515.0 million. On September 11, 2024, we further amended the Credit Agreement to, among other changes, increase the total commitment amount from $515.0 million to $665.0 million. The Credit Agreement bears interest, at our option, at the base rate plus 0.75% or the Secured Overnight Financing Rate plus 3.50%. In addition to customary fees for a credit facility of this size and type, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the commitment, and ranges from 0.15% per annum to 0.50% per annum depending on usage. The Credit Agreement contains certain prepayment penalties if it is terminated on or before the first and second anniversary dates, subject to certain exceptions. The Credit Agreement matures on June 30, 2026. As of April 25, 2025, our available borrowings under the Credit Agreement were $262.6 million. We also utilize several loan securitization facilities and asset-backed notes to fund our growth, primarily in our near-prime consumer loan and small business loan portfolios. As of April 25, 2025, we had funding capacity of $552.8 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer and small business loan securitization facilities.

As of March 31, 2025, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending, which could be expected to generate additional liquidity.

Capital

Total stockholders’ equity was $1,196.7 million at March 31, 2025 compared to $1,196.9 million at December 31, 2024. The slight decrease of stockholders’ equity was driven primarily by repurchases of our outstanding common stock, which is discussed in more detail below, partially offset by net income for the three months ended March 31, 2025 and, to a lesser extent, stock-based compensation expense. Our book value per share outstanding increased to $46.82 at March 31, 2025 from $46.38 at December 31, 2024, which was primarily driven by net income, partially offset by share repurchases.

On October 24, 2023, we announced the Board of Directors authorized a share repurchase program totaling $300.0 million through December 31, 2024 (the “October 2023 Authorization”), which replaced our previous authorization. On August 12, 2024, we announced the Board of Directors authorized a new share repurchase program totaling $300.0 million through December 31, 2025 (the “August 2024 Authorization”), which replaced the October 2023 Authorization. The Company had repurchased $255.9 million of common stock under the October 2023 Authorization before it was terminated. Repurchases under our repurchase programs are made in accordance with applicable securities laws from time to time in the open market, through privately negotiated transactions or otherwise. The share repurchase programs do not obligate us to purchase any shares of our common stock. The August 2024 Authorization may be terminated, increased or decreased by the Board of Directors in its discretion at any time. During the three months ended March 31, 2025, we had $62.7 million in repurchases of common stock under our share repurchase program.

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

Current Debt Facilities

The following table summarizes our debt facilities as of March 31, 2025 (dollars in thousands).

	Revolving period end date	Maturity date	Weighted average interest rate(a)	Borrowing capacity		Principal outstanding
Funding Debt:
2018-1 Securitization Facility	March 2025	March 2026	8.61%	$32,200		$32,200
NCR 2022 Securitization Facility	October 2026	October 2028	8.57%	200,000		145,207
NCLOCR 2024 Securitization Facility	February 2027	February 2028	9.82%	150,000		115,000
ODR 2021-1 Securitization Facility	November 2025	November 2026	7.94%	233,333		68,338
ODR 2022-1 Securitization Facility	June 2026	June 2027	8.05%	420,000		268,342
RAOD Securitization Facility	November 2026	November 2027	7.07%	236,842		158,846
HWCR 2023 Securitization Facility	September 2026	September 2027	8.69%	487,595		373,214
2023-A Securitization Notes	—	December 2027	7.78%	25,240		25,240
2024-A Securitization Notes	—	October 2030	7.83%	98,431		98,431
ODAS IV 2023-1 Securitization Notes	July 2026	August 2030	7.66%	227,051		227,051
ODAS IV 2024-1 Securitization Notes	May 2027	June 2031	6.84%	399,574		399,574
ODAS IV 2024-2 Securitization Notes	September 2027	October 2031	5.78%	261,353		261,353
ODAS IV 2025-1 Securitization Notes	March 2028	April 2032	5.89%	261,392		261,392
Total funding debt			7.48%	$3,033,011		$2,434,188
Corporate Debt:
9.125% senior notes due 2029	—	August 2029	9.13%	$500,000		$500,000
11.25% senior notes due 2028	—	December 2028	11.25%	400,000		400,000
Revolving line of credit	June 2026	June 2026	7.86%	665,000	(b)	453,000
Total corporate debt			9.33%	$1,565,000		$1,353,000

(a) The weighted average interest rate is determined based on the rates and principal balances on March 31, 2025. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

(b) We had an outstanding letter of credit under the Revolving line of credit of $0.4 million as of March 31, 2025.

Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Total cash flows provided by operating activities	$391,144	$348,563
Cash flows from investing activities
Loans and finance receivables	(496,715)	(431,959)
Capitalization of software development costs and purchases of fixed assets	(12,875)	(11,225)
Total cash flows used in investing activities	(509,590)	(443,184)
Cash flows provided by (used in) financing activities	$107,327	$(53,975)

Cash Flows from Operating Activities

Net cash provided by operating activities increased $42.5 million, or 12.2%, to $391.1 million in the current quarter from $348.6 million for the prior year quarter. The increase was driven primarily by additional interest and fee income from growth in the loan portfolio, partially offset by higher marketing expenses and additional interest expense on outstanding debt to fund growth in the loan portfolio.

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

Cash Flows from Investing Activities

Net cash flows used in investing activities was $509.6 million for the current quarter compared to $443.2 million for the prior year quarter. This change was due primarily to loan originations outpacing repayments by a wider margin in the current quarter compared to the prior year quarter.

Cash Flows from Financing Activities

Net cash provided by financing activities for the current quarter was driven primarily by $195.4 million in net borrowings under our securitization facilities, partially offset by $85.5 million in share repurchases. Cash flows used in financing activities for the prior year quarter were driven primarily by $168.7 million in repayments to extinguish the remaining balance of our 2024 Senior Notes and $151.4 million in share repurchases, partially offset by $185.7 million in net borrowings under our securitization facilities and $77.0 million in net borrowings under our revolving line of credit.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the information on critical accounting estimates described in our Annual Report on Form 10‑K for the year ended December 31, 2024.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1 in the Notes to Consolidated Financial Statements included in this report for any discussion of recent accounting pronouncements that may be significant to Enova.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since the most recent fiscal year end. Refer to our market risk disclosures in our Annual Report on Form 10‑K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2025 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information concerning legal proceedings is incorporated herein by reference to Note 7, “Commitments and Contingencies” to our consolidated financial statements (unaudited) of Part I, “Item 1 Financial Statements.”

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b)(c) (in thousands)
January 1 – January 31, 2025	295,272	$103.08	293,824	$204,366
February 1 – February 28, 2025	310,596	113.48	115,865	191,549
March 1 – March 31, 2025	207,660	94.63	207,660	171,899
Total	813,528	$167.07	617,349	$171,899

(a) Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 1,448 shares and 194,731 shares for the months of January and February, respectively. These shares were not acquired pursuant to a publicly announced repurchase plan.

(b) The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended March 31, 2025, the Company reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accounts payable and accrued expenses on the consolidated balance sheet. All dollar amounts presented exclude such excise taxes.

(c) On October 24, 2023, the Company announced the Board of Directors authorized a share repurchase program totaling $300.0 million through December 31, 2024 (the “October 2023 Authorization”). The October 2023 Authorization replaced the previous authorization. On August 12, 2024, the Company announced the Board of Directors authorized a new share repurchase program totaling $300.0 million through December 31, 2025 (the “August 2024 Authorization”). The August 2024 Authorization replaced the October 2023 Authorization. All share repurchases made under the August 2024 Authorization and October 2023 Authorization were made through open market transactions. Our share repurchase program is subject to market conditions, does not obligate us to purchase any shares of our common stock, and may be terminated, increased or decreased by the Board of Directors in its discretion at any time.

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

ITEM 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

During the quarter ended March 31, 2025, none of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Enova International, Inc. Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on July 28, 2023)
3.1
3.2	Enova International, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 17, 2017)

4.1*

Series 2025-1 Indenture Supplement, dated as of March 20, 2025, to Base Indenture dated as of July 27, 2023 and amended as of March 20, 2025, by and between OnDeck Asset Securitization IV, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee, of up to $261,392,000 of Asset Backed Notes

4.2*	First Supplement to the Base Indenture, dated as of March 20, 2025, between OnDeck Asset Securitization IV, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee

10.1*

Amendment No. 8 to Credit Agreement, dated as of March 20, 2025, among OnDeck Receivables 2021, LLC, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Deutsche Bank Trust Company Americas, as Paying Agent

d
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

Date: April 29, 2025	ENOVA INTERNATIONAL, INC.

	By:	/s/ Steven E. Cunningham
Steven E. Cunningham
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)