Form 10-Q
period 2025-06-30
Enova International, Inc.
filed 2025-07-25
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

25,012,613 of the Registrant’s common shares, $0.00001 par value, were outstanding as of July 23, 2025.

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
•
impacts on our business as the result of planned executive management changes;
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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	June 30,		December 31,
	2025	2024	2024
Assets
Cash and cash equivalents(1)	$55,560	$60,138	$73,910
Restricted cash(1)	323,883	211,167	248,758
Loans and finance receivables at fair value(1)	4,773,315	3,939,159	4,386,444
Income taxes receivable	35,586	68,732	40,690
Other receivables and prepaid expenses(1)	78,045	71,172	63,752
Property and equipment, net	127,686	115,061	119,956
Operating lease right-of-use assets	17,781	13,180	18,201
Goodwill	279,275	279,275	279,275
Intangible assets, net	6,923	14,978	10,951
Other assets(1)	26,699	44,229	24,194
Total assets	$5,724,753	$4,817,091	$5,266,131
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses(1)	$257,509	$333,972	$249,970
Operating lease liabilities	32,654	26,511	32,165
Deferred tax liabilities, net	242,421	114,959	223,590
Long-term debt(1)	3,963,514	3,194,121	3,563,482
Total liabilities	4,496,098	3,669,563	4,069,207
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 47,176,544, 46,373,689 and 46,520,916 shares issued and 25,070,028, 26,498,011 and 25,808,096 outstanding as of June 30, 2025 and 2024 and December 31, 2024, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	346,926	308,481	328,268
Retained earnings	1,846,848	1,590,645	1,697,754
Accumulated other comprehensive loss	(8,853)	(10,749)	(13,691)
Treasury stock, at cost (22,106,516, 19,875,678 and 20,712,820 shares as of June 30, 2025 and 2024 and December 31, 2024, respectively)	(956,266)	(740,849)	(815,407)
Total stockholders’ equity	1,228,655	1,147,528	1,196,924
Total liabilities and stockholders’ equity	$5,724,753	$4,817,091	$5,266,131

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

	June 30,		December 31,
	2025	2024	2024
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$432	$470	$348
Restricted cash	291,786	195,070	217,344
Loans and finance receivables at fair value	3,490,444	2,927,128	3,048,561
Other receivables and prepaid expenses	34	39	26
Other assets	7,549	8,836	9,832
Total assets	$3,790,245	$3,131,543	$3,276,111
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$12,457	$14,290	$11,300
Long-term debt	2,597,220	2,014,230	2,227,156
Total liabilities	$2,609,677	$2,028,520	$2,238,456

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$764,043	$628,436	$1,509,584	$1,238,325
Change in Fair Value	(322,585)	(258,245)	(641,944)	(522,268)
Net Revenue	441,458	370,191	867,640	716,057
Operating Expenses
Marketing	142,848	120,765	282,139	231,332
Operations and technology	63,648	54,953	126,110	109,332
General and administrative	40,508	39,708	82,972	79,573
Depreciation and amortization	10,348	9,709	20,409	19,972
Total Operating Expenses	257,352	225,135	511,630	440,209
Income from Operations	184,106	145,056	356,010	275,848
Interest expense, net	(82,781)	(70,954)	(163,325)	(136,551)
Foreign currency transaction gain (loss)	134	(19)	(318)	(67)
Equity method investment income	613	—	733	—
Other nonoperating expenses	(1,019)	(521)	(1,019)	(1,013)
Income before Income Taxes	101,053	73,562	192,081	138,217
Provision for income taxes	24,904	19,651	42,987	35,878
Net income	$76,149	$53,911	$149,094	$102,339
Earnings Per Share
Earnings per common share:
Basic	$3.01	$2.00	$5.85	$3.71
Diluted	$2.86	$1.93	$5.51	$3.56
Weighted average common shares outstanding:
Basic	25,297	26,938	25,486	27,567
Diluted	26,646	27,941	27,062	28,722

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$76,149	$53,911	$149,094	$102,339
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)(1)	1,929	(3,515)	4,838	(4,485)
Total other comprehensive income (loss), net of tax	1,929	(3,515)	4,838	(4,485)
Comprehensive Income	$78,078	$50,396	$153,932	$97,854

(1) Net of tax (provision) benefit of $(585) and $1,113 for the three months ended June 30, 2025 and 2024, respectively, and $(1,499) and $1,432 for the six months ended June 30, 2025 and 2024, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at March 31, 2024	46,193	$—	$298,191	$1,536,734	$(7,234)	(18,844)	$(677,480)	$1,150,211
Stock-based compensation expense	—	—	7,764	—	—	—	—	7,764
Shares issued for vested RSUs	67	—	—	—	—	—	—	—
Shares issued for stock option exercises	114	—	2,526	—	—	—	—	2,526
Net income	—	—	—	53,911	—	—	—	53,911
Foreign currency translation loss, net of tax	—	—	—	—	(3,515)	—	—	(3,515)
Purchases of treasury shares, at cost	—	—	—	—	—	(1,032)	(63,369)	(63,369)
Balance at June 30, 2024	46,374	$—	$308,481	$1,590,645	$(10,749)	(19,876)	$(740,849)	$1,147,528

Balance at March 31, 2025	47,086	$—	$337,679	$1,770,699	$(10,782)	(21,526)	$(900,946)	$1,196,650
Stock-based compensation expense	—	—	8,106	—	—	—	—	8,106
Shares issued for vested RSUs	41	—	—	—	—	—	—	—
Shares issued for stock option exercises	50	—	1,141	—	—	—	—	1,141
Net income	—	—	—	76,149	—	—	—	76,149
Foreign currency translation gain, net of tax	—	—	—	—	1,929	—	—	1,929
Purchases of treasury shares, at cost	—	—	—	—	—	(581)	(55,320)	(55,320)
Balance at June 30, 2025	47,177	$—	$346,926	$1,846,848	$(8,853)	(22,107)	$(956,266)	$1,228,655

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2023	45,340	$—	$284,256	$1,488,306	$(6,264)	(16,251)	$(526,115)	$1,240,183
Stock-based compensation expense	—	—	15,403	—	—	—	—	15,403
Shares issued for vested RSUs	608	—	—	—	—	—	—	—
Shares issued for stock option exercises	426	—	8,822	—	—	—	—	8,822
Net income	—	—	—	102,339	—	—	—	102,339
Foreign currency translation loss, net of tax	—	—	—	—	(4,485)	—	—	(4,485)
Purchases of treasury shares, at cost	—	—	—	—	—	(3,625)	(214,734)	(214,734)
Balance at June 30, 2024	46,374	$—	$308,481	$1,590,645	$(10,749)	(19,876)	$(740,849)	$1,147,528

Balance at December 31, 2024	46,521	$—	$328,268	$1,697,754	$(13,691)	(20,713)	$(815,407)	$1,196,924
Stock-based compensation expense	—	—	16,042	—	—	—	—	16,042
Shares issued for vested RSUs	547	—	—	—	—	—	—	—
Shares issued for stock option exercises	109	—	2,616	—	—	—	—	2,616
Net income	—	—	—	149,094	—	—	—	149,094
Foreign currency translation gain, net of tax	—	—	—	—	4,838	—	—	4,838
Purchases of treasury shares, at cost	—	—	—	—	—	(1,394)	(140,859)	(140,859)
Balance at June 30, 2025	47,177	$—	$346,926	$1,846,848	$(8,853)	(22,107)	$(956,266)	$1,228,655

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$149,094	$102,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,409	19,972
Amortization of deferred loan costs and debt discount	7,970	6,972
Change in fair value of loans and finance receivables	638,036	518,086
Stock-based compensation expense	16,042	15,403
Loss on early extinguishment of debt	1,019	1,013
Operating leases, net	909	540
Deferred income taxes, net	17,333	3,041
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(1,862)	(4,916)
Other receivables and prepaid expenses and other assets	(16,730)	2,089
Accounts payable and accrued expenses	(18,359)	11,445
Current income taxes	24,647	33,521
Net cash provided by operating activities	838,508	709,505
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(3,260,806)	(2,583,017)
Loans and finance receivables repaid	2,247,079	1,755,379
Capitalization of software development costs and purchases of fixed assets	(24,099)	(22,312)
Net cash used in investing activities	(1,037,826)	(849,950)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	748,000	316,000
Repayments under revolving line of credit	(720,000)	(253,000)
Borrowings under securitization facilities	823,554	1,001,895
Repayments under securitization facilities	(450,622)	(643,976)
Repayments of senior notes	—	(168,702)
Debt issuance costs paid	(6,173)	(11,146)
Debt prepayment penalty paid	(563)	—
Proceeds from exercise of stock options	2,616	8,822
Treasury shares purchased	(140,859)	(214,734)
Net cash provided by financing activities	255,953	35,159
Effect of exchange rates on cash, cash equivalents and restricted cash	140	(848)
Net increase (decrease) in cash, cash equivalents and restricted cash	56,775	(106,134)
Cash, cash equivalents and restricted cash at beginning of year	322,668	377,439
Cash, cash equivalents and restricted cash at end of period	$379,443	$271,305

Supplemental Disclosures
Non-cash renewal of loans and finance receivables	$243,457	$180,041

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

The consolidated financial statements presented as of June 30, 2025 and 2024 and for the three and six-month periods ended June 30, 2025 and 2024 are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results for such interim periods. Operating results for the three and six-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	June 30,
	2025	2024
Cash and cash equivalents	$55,560	$60,138
Restricted cash	323,883	211,167
Total cash, cash equivalents and restricted cash	$379,443	$271,305

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

Investments in Unconsolidated Investees

The Company owns a 20% equity interest in On Deck Capital Australia PTY LTD (“OnDeck Australia”), which is recorded using the equity method of accounting. As of June 30, 2025 and December 31, 2024, the carrying value of the Company's ownership in OnDeck

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Australia was $0.8 million and $0.1 million, respectively. As of June 30, 2024, the Company’s investment in OnDeck Australia had no carrying value.

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

2. Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three and six months ended June 30, 2025 and 2024 was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Consumer loans and finance receivables revenue	$428,311	$367,558	$859,136	$732,289
Small business loans and finance receivables revenue	326,266	251,782	630,862	488,259
Total loans and finance receivables revenue	754,577	619,340	1,489,998	1,220,548
Other	9,466	9,096	19,586	17,777
Total revenue	$764,043	$628,436	$1,509,584	$1,238,325

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans and Finance Receivables at Fair Value

The components of Company-owned loans and finance receivables at June 30, 2025 and 2024 and December 31, 2024 were as follows (dollars in thousands):

	As of June 30, 2025
		Small
	Consumer	Business	Total
Principal balance - accrual	$1,229,578	$2,603,816	$3,833,394
Principal balance - non-accrual	145,487	162,232	307,719
Total principal balance	1,375,065	2,766,048	4,141,113

Accrued interest and fees	127,093	30,469	157,562

Loans and finance receivables at fair value - accrual	1,599,365	3,031,100	4,630,465
Loans and finance receivables at fair value - non-accrual	68,971	73,879	142,850
Loans and finance receivables at fair value	$1,668,336	$3,104,979	$4,773,315
Difference between principal balance and fair value	$293,271	$338,931	$632,202

	As of June 30, 2024
		Small
	Consumer	Business	Total
Principal balance - accrual	$1,056,193	$2,098,129	$3,154,322
Principal balance - non-accrual	120,534	148,796	269,330
Total principal balance	1,176,727	2,246,925	3,423,652

Accrued interest and fees	109,028	37,046	146,074

Loans and finance receivables at fair value - accrual	1,398,890	2,455,039	3,853,929
Loans and finance receivables at fair value - non-accrual	22,924	62,306	85,230
Loans and finance receivables at fair value	$1,421,814	$2,517,345	$3,939,159
Difference between principal balance and fair value	$245,087	$270,420	$515,507

	As of December 31, 2024
		Small
	Consumer	Business	Total
Principal balance - accrual	$1,210,042	$2,290,132	$3,500,174
Principal balance - non-accrual	143,972	166,298	310,270
Total principal balance	1,354,014	2,456,430	3,810,444

Accrued interest and fees	128,956	27,086	156,042

Loans and finance receivables at fair value - accrual	1,617,708	2,672,714	4,290,422
Loans and finance receivables at fair value - non-accrual	21,599	74,423	96,022
Loans and finance receivables at fair value	$1,639,307	$2,747,137	$4,386,444
Difference between principal balance and fair value	$285,293	$290,707	$576,000

As of June 30, 2025 and 2024 and December 31, 2024, the aggregate fair value of loans and finance receivables that were 90 days or more past due was $31.3 million, $33.5 million and $32.7 million, respectively, of which, $16.5 million, $14.7 million and $16.6 million, respectively, was in non-accrual status. The aggregate unpaid principal balance for loans and finance receivables that were 90 days or more past due was $68.2 million, $78.2 million and $71.9 million, respectively.

Changes in the fair value of Company-owned loans and finance receivables during the three and six months ended June 30, 2025 and 2024 were as follows (dollars in thousands):

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30, 2025
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,616,337	$2,953,482	$4,569,819
Originations or acquisitions(1)	547,572	1,238,835	1,786,407
Interest and fees(2)	428,311	326,266	754,577
Repayments	(710,838)	(1,308,441)	(2,019,279)
Charge-offs, net(3)	(215,004)	(127,876)	(342,880)
Net change in fair value(3)	(389)	22,713	22,324
Effect of foreign currency translation	2,347	—	2,347
Balance at end of period	$1,668,336	$3,104,979	$4,773,315

	Three Months Ended June 30, 2024
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,347,165	$2,448,045	$3,795,210
Originations or acquisitions(1)	477,846	918,014	1,395,860
Interest and fees(2)	367,558	251,782	619,340
Repayments	(603,296)	(1,008,527)	(1,611,823)
Charge-offs, net(3)	(161,171)	(107,215)	(268,386)
Net change in fair value(3)	(2,840)	15,246	12,406
Effect of foreign currency translation	(3,448)	—	(3,448)
Balance at end of period	$1,421,814	$2,517,345	$3,939,159

	Six Months Ended June 30, 2025
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,639,307	$2,747,137	$4,386,444
Originations or acquisitions(1)	1,044,194	2,460,069	3,504,263
Interest and fees(2)	859,136	630,862	1,489,998
Repayments	(1,447,604)	(2,527,503)	(3,975,107)
Charge-offs, net(3)	(442,789)	(250,427)	(693,216)
Net change in fair value(3)	10,339	44,841	55,180
Effect of foreign currency translation	5,753	—	5,753
Balance at end of period	$1,668,336	$3,104,979	$4,773,315

	Six Months Ended June 30, 2024
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,380,784	$2,248,383	$3,629,167
Originations or acquisitions(1)	885,109	1,877,949	2,763,058
Interest and fees(2)	732,289	488,259	1,220,548
Repayments	(1,225,016)	(1,926,150)	(3,151,166)
Charge-offs, net(3)	(348,590)	(206,494)	(555,084)
Net change in fair value(3)	1,600	35,398	36,998
Effect of foreign currency translation	(4,362)	—	(4,362)
Balance at end of period	$1,421,814	$2,517,345	$3,939,159

(1) Originations or acquisitions is presented on a cost basis.

(2) Included in “Revenue” in the consolidated statements of income.

(3) Included in “Change in Fair Value” in the consolidated statements of income.

Guarantees of Consumer Loans

In connection with its CSO program, the Company guarantees consumer loan payment obligations to an unrelated third-party lender for consumer loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of June 30, 2025 and 2024 and December 31, 2024, the consumer loans guaranteed by the Company had an estimated fair value of $23.8 million, $17.3 million and $28.4 million, respectively, and an outstanding principal balance of $16.8

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

million, $12.5 million and $19.9 million, respectively. As of June 30, 2025 and 2024 and December 31, 2024, the amount of consumer loans, including principal, fees and interest, guaranteed by the Company was $20.0 million, $14.9 million and $23.8 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

3. Long-term Debt

The Company’s long-term debt instruments and balances outstanding as of June 30, 2025 and 2024 and December 31, 2024, including maturity date, weighted average interest rate and borrowing capacity as of June 30, 2025, were as follows (dollars in thousands):

				Weighted			Outstanding
	Revolving			average	Borrowing		June 30,		December 31,
	period end date	Maturity date		interest rate(1)	capacity		2025	2024	2024
Funding Debt:
ODAS IV 2025-1 Securitization Notes	March 2028	April 2032		5.89%	$261,392		$261,392	$—	$—
ODAS IV 2024-2 Securitization Notes	September 2027	October 2031		5.78%	261,353		261,353	—	261,353
2025-A Securitization Notes	—	October 2031		7.29%	163,866		163,866	—	—
ODAS IV 2024-1 Securitization Notes	May 2027	June 2031		6.84%	399,574		399,574	399,574	399,574
2024-A Securitization Notes	—	October 2030		7.92%	79,631		79,631	217,181	123,546
ODAS IV 2023-1 Securitization Notes	July 2026	August 2030		7.66%	227,051		227,051	227,051	227,051
NCR 2022 Securitization Facility	October 2026	October 2028		8.57%	200,000		79,463	84,927	119,039
NCLOCR 2024 Securitization Facility	February 2027	February 2028		9.82%	150,000		135,000	75,000	99,000
2023-A Securitization Notes	—	December 2027		7.78%	19,502		19,502	50,989	32,116
RAOD Securitization Facility	November 2026	November 2027		7.07%	236,842		190,846	230,263	192,000
HWCR 2023 Securitization Facility	September 2026	September 2027		8.68%	487,595		403,214	287,214	331,214
ODR 2022-1 Securitization Facility	June 2026	June 2027		7.99%	420,000		266,516	258,668	188,342
ODR 2021-1 Securitization Facility	November 2025	November 2026		7.98%	233,333		124,338	194,330	233,333
2018-1 Securitization Facility	March 2025	March 2026	(2)	—	—		—	—	32,200
Total funding debt				7.46%	$3,140,139		$2,611,746	$2,025,197	$2,238,768
Corporate Debt:
9.125% senior notes due 2029	—	August 2029		9.13%	$500,000		$500,000	$—	$500,000
11.25% senior notes due 2028	—	December 2028		11.25%	400,000		400,000	400,000	400,000
8.50% senior notes due 2025	—	September 2025		8.50%	—		—	375,000	—
Revolving line of credit	June 2026	June 2026		7.85%	665,000	(3)	481,000	419,000	453,000
Total corporate debt				9.30%	$1,565,000		$1,381,000	$1,194,000	$1,353,000
Less: Long-term debt issuance costs							$(26,302)	$(21,019)	$(24,830)
Less: Debt discounts							(2,930)	(4,057)	(3,456)
Total long-term debt							$3,963,514	$3,194,121	$3,563,482

(1) The weighted average interest rate is determined based on the rates and principal balances on June 30, 2025. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

(2) On May 30, 2025, the remaining outstanding balance on this facility was paid in full and the facility was terminated.

(3) The Company had outstanding letters of credit under the Revolving line of credit of $0.4 million, $0.7 million and $0.7 million as of June 30, 2025 and 2024 and December 31, 2024, respectively.

Weighted average interest rates on long-term debt were 8.84% and 9.26% during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and 2024 and December 31, 2024, the Company was in compliance with all financial ratios and covenants set forth in the prevailing long-term debt agreements.

Recent Updates to Debt Facilities

2025-A Securitization Notes

On May 30, 2025, NetCredit Combined Receivables A, LLC (“NCCRA”), a wholly-owned indirect subsidiary of the Company, issued $163.9 million of Fixed Rate Asset-Backed Notes (the “2025‑A Securitization Notes”) in a private securitization transaction. The 2025‑A Securitization Notes have a legal final payment date in October 2031 and were issued in one class with a fixed interest rate of 7.29% per annum. The 2025‑A Securitization Notes are backed by a pool of unsecured consumer installment loans. The 2025‑A Securitization Notes represent obligations of NCCRA only and are not guaranteed by the Company. The net proceeds of the offering of the 2025‑A Securitization Notes were used to acquire unsecured consumer installment loans from certain subsidiaries of the Company, fund a reserve account and pay fees and expenses incurred in connection with the transaction.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

ODAS IV 2025-1 Securitization Notes

On March 20, 2025, OnDeck Asset Securitization IV, LLC (“ODAS IV”), a wholly-owned indirect subsidiary of the Company, issued $261.4 million in initial principal amount of Series 2025-1 Fixed Rate Asset-Backed Notes (the “ODAS IV 2025-1 Securitization Notes”) in a private securitization transaction. The ODAS IV 2025-1 Securitization Notes have a legal final payment date in April 2032 and were issued in four classes with initial principal amounts and fixed interest rates per annum as follows: Class A Notes of $126.8 million at 5.08%, Class B Notes of $57.8 million at 5.52%, Class C Notes of $45.5 million at 6.64% and Class D Notes of $31.2 million at 8.77%. Collateral for the ODAS IV 2025-1 Securitization Notes consists of, among other things, a revolving pool of small business loans originated or purchased by ODK Capital, LLC (“ODK”), which is a wholly-owned indirect subsidiary of the Company. ODK is the servicer of the loans securing the ODAS IV 2025-1 Securitization Notes. ODAS IV is the sole obligor of the ODAS IV 2025-1 Securitization Notes, which are not obligations of, or guaranteed by, the Company or ODK. The net proceeds of the ODAS IV 2025-1 Securitization Notes were used to purchase small business loans from ODK that were pledged as collateral for the ODAS IV 2025-1 Securitization Notes and for other general corporate purposes.

4. Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2025 was 22.4% compared to 26.0% for the six months ended June 30, 2024. The decrease is primarily attributable to higher excess tax benefits on stock compensation due to stock price appreciation, a reduction of interest expense due to the remeasurement of unrecognized tax benefits and additional state attributes generated from legal entity restructuring.

As of June 30, 2025, the balance of unrecognized tax benefits, inclusive of interest and penalties, was $112.0 million, of which $102.0 million is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, with the remaining $10.0 million recorded as a reduction to deferred tax assets. This balance consists of a temporary component of $102.3 million, for which there is an equal and offsetting deferred tax asset, and a permanent component of $9.7 million, which, if recognized, would favorably affect the effective tax rate in the period of recognition. The Company had $193.4 million of unrecognized tax benefits as of June 30, 2024. As of December 31, 2024, the Company had $104.2 million of unrecognized tax benefits, inclusive of interest and penalties, of which $82.5 million was included in “Accounts payable and accrued expenses” on the consolidated balance sheet. The remaining $21.7 million was recorded as a reduction to deferred tax assets. The balance of $104.2 million at December 31, 2024 included a permanent component of $7.2 million. In the three months ended September 30, 2024, the Company decreased the balance of the unrecognized tax benefits reserve due to management’s evaluation and remeasurement of its settlement position related to the timing of recognition of income and losses related to the Company's loan and finance receivable portfolio. Based on the expiration of the statute of limitations for certain jurisdictions, the Company believes it is reasonably possible that, within the next twelve months, unrecognized tax benefits could decrease by approximately $0.3 million. The Company believes that it has adequately accounted for any material tax uncertainties in its existing reserves for all open tax years.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net income	$76,149	$53,911	$149,094	$102,339
Denominator:
Total weighted average basic shares	25,297	26,938	25,486	27,567
Shares applicable to stock-based compensation	1,349	1,003	1,576	1,155
Total weighted average diluted shares	26,646	27,941	27,062	28,722
Earnings per common share:
Earnings per common share – basic	$3.01	$2.00	$5.85	$3.71
Earnings per common share – diluted	$2.86	$1.93	$5.51	$3.56

For the three months ended June 30, 2025 and 2024, 186,854 and 258,452 shares of common stock underlying stock options, respectively, and 261,031 and 5,577 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. For the six months ended June 30, 2025 and 2024, 162,130 and 263,787 shares of common stock underlying stock options, respectively, and 211,499 and 2,788 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

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

Geographic Information

The following table presents the Company’s revenue by geographic region for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue
United States	$744,927	$615,161	$1,472,687	$1,213,280
Other international countries	19,116	13,275	36,897	25,045
Total revenue	$764,043	$628,436	$1,509,584	$1,238,325

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $127.7 million, $115.1 million and $120.0 million at June 30, 2025 and 2024 and December 31, 2024, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

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

During the three and six months ended June 30, 2025 and 2024, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and 2024 and December 31, 2024 are as follows (dollars in thousands):

	June 30,	Fair Value Measurements Using
	2025	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)	$1,668,336	$—	$—	$1,668,336
Small business loans and finance receivables(1)	3,104,979	—	—	3,104,979
Non-qualified savings plan assets(2)	13,146	13,146	—	—
Investment in trading security(3)	8,560	8,560	—	—
Total	$4,795,021	$21,706	$—	$4,773,315

	June 30,	Fair Value Measurements Using
	2024	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)	$1,421,814	$—	$—	$1,421,814
Small business loans and finance receivables(1)	2,517,345	—	—	2,517,345
Non-qualified savings plan assets(2)	11,601	11,601	—	—
Investment in trading security(3)	8,635	8,635	—	—
Total	$3,959,395	$20,236	$—	$3,939,159

	December 31,	Fair Value Measurements Using
	2024	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)	$1,639,307	$—	$—	$1,639,307
Small business loans and finance receivables(1)	2,747,137	—	—	2,747,137
Non-qualified savings plan assets(2)	10,712	10,712	—	—
Investment in trading security(3)	3,636	3,636	—	—
Total	$4,400,792	$14,348	$—	$4,386,444

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

The Company had no liabilities measured at fair value on a recurring basis as of June 30, 2025 and 2024 and December 31, 2024.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At June 30, 2025 and 2024 and December 31, 2024, there were no assets or liabilities recorded at fair value on a non-recurring basis.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of June 30, 2025 and 2024 and December 31, 2024 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	June 30,	Fair Value Measurements Using
	2025	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$55,560	$55,560	$—	$—
Restricted cash	323,883	323,883	—	—
Investment in unconsolidated investee (1)	6,918	—	—	6,918
Total	$386,361	$379,443	$—	$6,918
Financial liabilities:
Revolving line of credit	$481,000	$—	$—	$481,000
Securitization notes	2,611,408	—	2,619,854	—
11.25% senior notes due 2028	397,408	—	429,956	—
9.125% senior notes due 2029	500,000	—	526,765	—
Total	$3,989,816	$—	$3,576,575	$481,000

	Balance at
	June 30,	Fair Value Measurements Using
	2024	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$60,138	$60,138	$—	$—
Restricted cash	211,167	211,167	—	—
Investment in unconsolidated investee (1)	6,918	—	—	6,918
Total	$278,223	$271,305	$—	$6,918
Financial liabilities:
Revolving line of credit	$419,000	$—	$—	$419,000
Securitization notes	2,024,482	—	2,029,972	—
8.50% senior notes due 2025	375,000	—	375,660	—
11.25% senior notes due 2028	396,659	—	427,652	—
Total	$3,215,141	$—	$2,833,284	$419,000

	Balance at
	December 31,	Fair Value Measurements Using
	2024	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$73,910	$73,910	$—	$—
Restricted cash	248,758	248,758	—	—
Investment in unconsolidated investee (1)	6,918	—	—	6,918
Total	$329,586	$322,668	$—	$6,918
Financial liabilities:
Revolving line of credit	$453,000	$—	$—	$453,000
Securitization notes	2,238,279	—	2,246,406	—
11.25% senior notes due 2028	397,033	—	433,112	—
9.125% senior notes due 2029	500,000	—	519,360	—
Total	$3,588,312	$—	$3,198,878	$453,000

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

NetCredit LOC Receivables 2025 Securitization Facility

On July 17, 2025, NetCredit LOC Receivables 2025, LLC (“NCLOCR 2025”), a wholly-owned indirect subsidiary of the Company, entered into a receivables securitization (the “NCLOCR 2025 Securitization Facility”) with Banc of California, as administrative agent, and the lenders party thereto from time to time. The NCLOCR 2025 Securitization Facility collateralizes certain receivables that have been and will be originated under the Company’s NetCredit brand by several of its subsidiaries and that meet specified criteria.

The NCLOCR 2025 Securitization Facility has two classes of loans with a total revolving commitment of $150.0 million, which are required to be secured by eligible securitization receivables. The NCLOCR 2025 Securitization Facility is non-recourse to the Company. The facility has a revolving period that ends in July 2027 and a final maturity ending in July 2028.

The NCLOCR 2025 Securitization Facility is governed by a loan and security agreement, dated as of July 17, 2025, among NCLOCR 2025, the administrative agent and the lenders. The Class A revolving loans have a commitment amount of $125.0 million and shall accrue interest at a rate per annum equal to SOFR plus 3.50% with an advance rate of 75%. The Class B revolving loans have a commitment amount of $25.0 million and shall accrue interest at a rate per annum equal to SOFR plus 8.00% with an advance rate of 90%. Interest payments on the NCLOCR 2025 Securitization Facility will be made monthly.

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

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services. In 2024, we extended approximately $6.1 billion in credit or financing to borrowers and for the six months ended June 30, 2025, we extended approximately $3.5 billion in credit or financing to borrowers. As of June 30, 2025, we offered or arranged loans or draws on lines of credit to consumers in 36 states in the United States and Brazil. We also offered financing to small businesses in 49 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers and small businesses that have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through June 30, 2025, we have completed approximately 67.1 million customer transactions and collected more than 85 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years, having expanded the markets we serve and the financing products we offer. These financing products include installment loans and line of credit accounts.

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

OUR MARKETS

We currently provide our services in the following countries:

•
United States. We began our online business in the United States in May 2004. As of June 30, 2025, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, OnDeck at www.ondeck.com and Headway Capital at www.headwaycapital.com, and we market our money transfer platform under the name Pangea at www.pangeamoneytransfer.com.
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

On March 30, 2023, the CFPB issued its final rule to implement Section 1071 of the Dodd-Frank Act. Section 1071 amended the Equal Credit Opportunity Act to require financial institutions to collect and report certain data in connection with credit applications made by small businesses, including women- or minority-owned small businesses, and applies to small business loans that we offer. For loans covered by the small business lending rule, a “covered lender” will be required to collect and report on certain information pursuant to an application for credit. Section 1071 requires covered lenders to collect and report information the financial institution generates and information obtained from the applicant, including the applicant’s minority-owned business status, women-owned business status and LGBTQI+-owned status and the applicant’s principal owners’ ethnicity, race and sex, and expressly prohibits a financial institution from discouraging an applicant from responding to requests for applicant-provided data. On April 26, 2023, the Texas Bankers Association filed an action challenging the rule. The district court entered judgment in favor of the CFPB on the Administrative Procedure Act challenges and the ruling was appealed to the Fifth Circuit. The Fifth Circuit ordered the tolling of the compliance deadlines but only to the plaintiffs and intervenors in the case, including trade associations in which the Company’s small business loan business participates. Separately, on April 2, 2025, the House Financial Services Committee approved H.R. 976, which would repeal Section 1071 if passed. On June 18, 2025, the CFPB issued an interim final rule to extend the compliance deadlines by approximately one year. It further indicated its intent to initiate a new Section 1071 rulemaking and anticipates issuing a notice of proposed rulemaking as expeditiously as reasonably possible. Absent further court action, legislative action or action by the CFPB, the Company’s small business loan business will need to update its application process to appropriately collect, store and report data required by Section 1071’s implementing regulation. The Company will continue to monitor litigation, rulemaking and bills related to the rule.

European Union Pillar Two Directive

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation. As of June 30, 2025, among the jurisdictions where the Company operates, only Brazil has enacted legislation adopting the Pillar Two Rules, specifically a Qualified Domestic Minimum Top-up Tax, effective in fiscal 2025. We do not expect the changes brought about by this directive to have a material impact on our consolidated financial statements.

One Big Beautiful Bill Act

On July 4, 2025, the “One Big Beautiful Bill Act” (the “OBBBA”) was enacted into law. The OBBBA’s various provisions include, among other things, accelerated tax deductions for qualified property and research expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. We are currently assessing the OBBBA’s impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Highlights

Our financial results for the three-month period ended June 30, 2025, or the current quarter, are summarized below.

•
Consolidated total revenue increased $135.7 million, or 21.6%, to $764.1 million in the current quarter compared to $628.4 million for the three months ended June 30, 2024, or the prior year quarter.
•
Consolidated net revenue was $441.5 million in the current quarter compared to $370.2 million in the prior year quarter.
•
Consolidated income from operations increased $39.0 million, or 26.9%, to $184.1 million in the current quarter compared to $145.1 million in the prior year quarter.
•
Consolidated net income was $76.1 million in the current quarter compared to $53.9 million in the prior year quarter. Consolidated diluted income per share was $2.86 in the current quarter compared to $1.93 in the prior year quarter.

Overview

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Loans and finance receivables revenue	$754,577	$619,340	$1,489,998	$1,220,548
Other	9,466	9,096	19,586	17,777
Total Revenue	764,043	628,436	1,509,584	1,238,325
Change in Fair Value	(322,585)	(258,245)	(641,944)	(522,268)
Net Revenue	441,458	370,191	867,640	716,057
Operating Expenses
Marketing	142,848	120,765	282,139	231,332
Operations and technology	63,648	54,953	126,110	109,332
General and administrative	40,508	39,708	82,972	79,573
Depreciation and amortization	10,348	9,709	20,409	19,972
Total Operating Expenses	257,352	225,135	511,630	440,209
Income from Operations	184,106	145,056	356,010	275,848
Interest expense, net	(82,781)	(70,954)	(163,325)	(136,551)
Foreign currency transaction gain (loss)	134	(19)	(318)	(67)
Equity method investment income	613	—	733	—
Other nonoperating expenses	(1,019)	(521)	(1,019)	(1,013)
Income before Income Taxes	101,053	73,562	192,081	138,217
Provision for income taxes	24,904	19,651	42,987	35,878
Net income	$76,149	$53,911	$149,094	$102,339
Earnings per common share - diluted	$2.86	$1.93	$5.51	$3.56

Revenue
Loans and finance receivables revenue	98.8%	98.6%	98.7%	98.6%
Other	1.2	1.4	1.3	1.4
Total Revenue	100.0	100.0	100.0	100.0
Change in Fair Value	(42.2)	(41.1)	(42.5)	(42.2)
Net Revenue	57.8	58.9	57.5	57.8
Operating Expenses
Marketing	18.7	19.2	18.7	18.7
Operations and technology	8.3	8.7	8.4	8.8
General and administrative	5.3	6.3	5.5	6.4
Depreciation and amortization	1.4	1.6	1.3	1.6
Total Operating Expenses	33.7	35.8	33.9	35.5
Income from Operations	24.1	23.1	23.6	22.3
Interest expense, net	(10.9)	(11.3)	(10.8)	(11.0)
Foreign currency transaction loss	—	—	—	—
Equity method investment income	0.1	—	—	—
Other nonoperating expenses	(0.1)	(0.1)	(0.1)	(0.1)
Income before Income Taxes	13.2	11.7	12.7	11.2
Provision for income taxes	3.2	3.1	2.8	2.9
Net income	10.0%	8.6%	9.9%	8.3%

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

In 2024 and the first six months of 2025, views in the marketplace on the economy and its near-term prospects remained mixed with concerns on employment, inflation, tariffs and other macroeconomic trends. In certain situations, management concluded that the probability of future charge-offs or prepayments was different than what we had experienced in the past and, therefore, altered those assumptions in our fair value models. We continue to utilize this approach and have adjusted these assumptions where appropriate. We also evaluate the discount rates used in our models on a quarterly basis and adjust when appropriate to be responsive to changes in the market and representative of what a market participant would use. As of June 30, 2025, we deemed the resulting fair value of our loans and finance receivables to be an appropriate market-based exit price that considers current market conditions.

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$76,149	$53,911	$149,094	$102,339
Adjustments:
Transaction-related costs(a)	—	—	—	327
Equity method investment income	(613)	—	(733)	—
Other nonoperating expenses(b)	1,019	521	1,019	1,013
Intangible asset amortization	2,013	2,013	4,027	4,027
Stock-based compensation expense	8,106	7,764	16,042	15,403
Foreign currency transaction (gain) loss	(134)	19	318	67
Cumulative tax effect of adjustments	(488)	(2,590)	(2,976)	(5,232)
Adjusted earnings	$86,052	$61,638	$166,791	$117,944

Diluted earnings per share	$2.86	$1.93	$5.51	$3.56
Adjustments:
Transaction-related costs	—	—	—	0.01
Equity method investment income	(0.02)	—	(0.03)	—
Other nonoperating expenses	0.04	0.02	0.04	0.04
Intangible asset amortization	0.08	0.07	0.15	0.14
Stock-based compensation expense	0.30	0.28	0.59	0.54
Foreign currency transaction (gain) loss	(0.01)	—	0.01	—
Cumulative tax effect of adjustments	(0.02)	(0.09)	(0.11)	(0.18)
Adjusted earnings per share	$3.23	$2.21	$6.16	$4.11

(a) In the first quarter of 2024, we recorded costs totaling $0.3 million ($0.2 million net of tax) related to a consent solicitation for the Senior Notes due 2025.

(b) In the second quarter of 2025, the second quarter of 2024 and the first quarter of 2024, we recorded other nonoperating expenses of $1.0 million ($0.8 million net of tax), $0.5 million ($0.4 million net of tax) and $0.5 million ($0.4 million net of tax), respectively, related to early extinguishment of debt.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$76,149	$53,911	$149,094	$102,339
Depreciation and amortization expenses	10,348	9,709	20,409	19,972
Interest expense, net	82,781	70,954	163,325	136,551
Foreign currency transaction (gain) loss	(134)	19	318	67
Provision for income taxes	24,904	19,651	42,987	35,878
Stock-based compensation expense	8,106	7,764	16,042	15,403
Adjustments:
Transaction-related costs(a)	—	—	—	327
Equity method investment income	(613)	—	(733)	—
Other nonoperating expenses(b)	1,019	521	1,019	1,013
Adjusted EBITDA	$202,560	$162,529	$392,461	$311,550

Adjusted EBITDA margin calculated as follows:
Total Revenue	$764,043	$628,436	$1,509,584	$1,238,325
Adjusted EBITDA	202,560	162,529	392,461	311,550
Adjusted EBITDA as a percentage of total revenue	26.5%	25.9%	26.0%	25.2%

Refer to footnotes in previous table for explanation of (a) and (b).

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

THREE MONTHS ENDED JUNE 30, 2025 COMPARED TO THREE MONTHS ENDED JUNE 30, 2024

Revenue and Net Revenue

Revenue increased $135.7 million, or 21.6%, to $764.1 million for the current quarter as compared to $628.4 million for the prior year quarter. The increase was driven by a 29.6% increase in revenue from our small business portfolio and a 16.5% increase in revenue from our consumer portfolio as higher levels of originations have led to higher loan balances for both portfolios.

Net revenue for the current quarter was $441.5 million compared to $370.2 million for the prior year quarter. Our consolidated net revenue margin was 57.8% for the current quarter compared to 58.9% for the prior year quarter with stability in both the consumer and small business portfolios. Refer to “—Consumer Loans and Finance Receivables” and “—Small Business Loans and Finance Receivables” below for additional discussion of net revenue for the current quarter.

The following table sets forth the components of revenue and net revenue, disaggregated by product, for the current quarter and the prior year quarter (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$428,311	$367,558	$60,753	16.5%
Small business loans and finance receivables revenue	326,266	251,782	74,484	29.6
Total loans and finance receivables revenue	754,577	619,340	135,237	21.8
Other	9,466	9,096	370	4.1
Total revenue	764,043	628,436	135,607	21.6
Change in fair value	(322,585)	(258,245)	(64,340)	24.9
Net revenue	$441,458	$370,191	$71,267	19.3%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	56.1%	58.5%
Small business loans and finance receivables revenue	42.7	40.1
Total loans and finance receivables revenue	98.8	98.6
Other	1.2	1.4
Total revenue	100.0	100.0
Change in fair value	(42.2)	(41.1)
Net revenue	57.8%	58.9%

Revenue generated from the Company’s operations for the current quarter and the prior year quarter was as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Loan interest	$503,720	$410,316
Statement and draw fees on line of credit accounts	216,714	182,486
Other	43,609	35,634
Total Revenue	$764,043	$628,436

Loan and Finance Receivable Balances

The fair value of our loan and finance receivable portfolio in our consolidated financial statements was $4,773.3 million and $3,939.2 million as of June 30, 2025 and 2024, respectively. The outstanding principal balance of our loan and finance receivables portfolio was $4,141.1 million and $3,423.7 million as of June 30, 2025 and 2024, respectively. The fair value of the combined loan and finance receivables portfolio includes $23.8 million and $17.3 million with an outstanding principal balance of $16.8 million and $12.5 million of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of June 30, 2025 and 2024, respectively.

The consumer portfolio balance was 35.3% of our combined loan and finance receivable portfolio balance at fair value as of June 30, 2025 compared to 36.4% as of June 30, 2024. Our small business portfolio of loans and finance receivables was 64.7% of our combined loan and finance receivable portfolio at fair value as of June 30, 2025 compared to 63.6% as of June 30, 2024. See “Non-GAAP Financial Measures—Combined Loans and Finance Receivables Measures” above for additional information related to combined loans and finance receivables.

The following tables summarize loan and finance receivable balances outstanding as of June 30, 2025 and 2024 (in thousands):

	As of June 30, 2025			As of June 30, 2024
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Consumer loans and finance receivables
Principal	$1,375,065	$16,762	$1,391,827	$1,176,727	$12,487	$1,189,214
Fair value	1,668,336	23,777	1,692,113	1,421,814	17,284	1,439,098
Fair value as a % of principal	121.3%	141.9%	121.6%	120.8%	138.4%	121.0%
Small business loans and finance receivables
Principal	$2,766,048	$—	$2,766,048	$2,246,925	$—	$2,246,925
Fair value	3,104,979	—	3,104,979	2,517,345	—	2,517,345
Fair value as a % of principal	112.3%	—%	112.3%	112.0%	—%	112.0%
Total loans and finance receivables
Principal	$4,141,113	$16,762	$4,157,875	$3,423,652	$12,487	$3,436,139
Fair value	4,773,315	23,777	4,797,092	3,939,159	17,284	3,956,443
Fair value as a % of principal	115.3%	141.9%	115.4%	115.1%	138.4%	115.1%

(a) GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by a third-party lender through the CSO program that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

(b) Non-GAAP measure. See “Non-GAAP Financial Measures—Combined Loans and Finance Receivables Measures” above.

At June 30, 2025 and 2024, the ratio of fair value as a percentage of principal was 115.3% and 115.1%, respectively, on company owned loans and finance receivables and 115.4% and 115.1%, respectively, on combined loans and finance receivables. These ratios slightly increased compared to the prior year due to improvement in both the consumer and small business portfolios. Refer to “—Consumer Loans and Finance Receivables” and “—Small Business Loans and Finance Receivables” below for additional discussion of fair value ratios for the current quarter.

Average Amount Outstanding per Loan and Finance Receivable

The average amount outstanding per loan and finance receivable is calculated as the total combined loans and finance receivables, gross balance at the end of the period divided by the total number of combined loans and finance receivables outstanding at the end of the period. The following table shows the average amount outstanding per loan and finance receivable by product at June 30, 2025 and 2024:

	As of June 30,
	2025	2024
Average amount outstanding per loan and finance receivable(a)
Consumer loans and finance receivables(b)	$1,654	$1,703
Small business loans and finance receivables	41,887	39,222
Total loans and finance receivables(b)	4,375	4,361

(a) The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.

(b) Includes loans guaranteed by us, which represent loans originated by a third-party lender through the CSO program that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

The average amount outstanding per loan and finance receivable increased slightly in the current quarter compared to the prior year quarter for our overall portfolio due to an increase in our small business portfolio, partially offset by a decrease in our consumer portfolio.

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

	Three Months Ended
	June 30,
	2025	2024
Average loan and finance receivable origination amount(a)
Consumer loans and finance receivables(b)(c)	$569	$563
Small business loans and finance receivables(c)	16,560	15,583
Total loans and finance receivables(b)	1,691	1,515

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

The average loan and finance receivable origination amount increased to $1,691 during the current quarter from $1,515 during the prior year quarter, due primarily to an increase in the average loan origination amount for our small business loans.

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

The payment status of a customer, including the degree of any delinquency, is a significant factor in determining estimated charge-offs in the cash flow models that we use to determine fair value. The following table shows payment status on outstanding principal, interest and fees as of the end of each of the last five quarters (in thousands):

	2024			2025
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$3,569,726	$3,742,767	$3,966,486	$4,117,245	$4,298,675
Guaranteed by the Company(a)	14,941	21,797	23,826	17,954	20,014
Ending combined loan and finance receivables balance(b)	$3,584,667	$3,764,564	$3,990,312	$4,135,199	$4,318,689
> 30 days delinquent	268,053	293,839	297,832	318,356	305,583
> 30 days delinquency rate	7.5%	7.8%	7.5%	7.7%	7.1%

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

Consumer Loans and Finance Receivables

The following table includes financial information for our consumer loans and finance receivables. Delinquency metrics include principal, interest and fees (in thousands):

	2024			2025
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$1,176,727	$1,266,030	$1,354,014	$1,326,768	$1,375,065
Guaranteed by the Company(a)	12,487	18,292	19,859	14,813	16,762
Total combined loan and finance receivable principal balance(b)	$1,189,214	$1,284,322	$1,373,873	$1,341,581	$1,391,827
Consumer combined loan and finance receivable fair value balance:
Company owned	$1,421,814	$1,526,834	$1,639,307	$1,616,337	$1,668,336
Guaranteed by the Company(a)	17,284	25,446	28,414	21,225	23,777
Ending combined loan and finance receivable fair value balance(b)	$1,439,098	$1,552,280	$1,667,721	$1,637,562	$1,692,113
Fair value as a % of principal(b)(c)	121.0%	120.9%	121.4%	122.1%	121.6%
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$1,285,755	$1,390,882	$1,482,970	$1,449,511	$1,502,158
Guaranteed by the Company(a)	14,941	21,797	23,826	17,954	20,014
Ending combined loan and finance receivable balance(b)	$1,300,696	$1,412,679	$1,506,796	$1,467,465	$1,522,172
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$1,244,846	$1,344,872	$1,429,349	$1,476,814	$1,467,200
Guaranteed by the Company(a)(d)	13,730	18,999	22,060	20,700	18,495
Average combined loan and finance receivable balance(b)(d)	$1,258,576	$1,363,871	$1,451,409	$1,497,514	$1,485,695
Installment loans as percentage of average combined loan and finance receivable balance	39.0%	36.9%	35.9%	35.4%	35.5%
Line of credit accounts as percentage of average combined loan and finance receivable balance	61.0%	63.1%	64.1%	64.6%	64.5%

Revenue	$367,558	$410,884	$433,648	$430,825	$428,311
Change in fair value	(164,011)	(203,647)	(212,947)	(217,057)	(215,393)
Net revenue	$203,547	$207,237	$220,701	$213,768	$212,918
Net revenue margin	55.4%	50.4%	50.9%	49.6%	49.7%

Combined loan and finance receivable originations and purchases	$490,640	$569,091	$601,734	$508,245	$564,214

Delinquencies:
> 30 days delinquent	$82,169	$123,369	$123,442	$120,598	$121,333
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	6.3%	8.7%	8.2%	8.2%	8.0%

Charge-offs:
Charge-offs (net of recoveries)	$161,171	$203,588	$233,139	$227,785	$215,004
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	12.8%	14.9%	16.1%	15.2%	14.5%

(a) Represents loans originated by a third-party lender through the CSO program that we have not yet purchased, which are not included in our consolidated balance sheets.

(b) Non-GAAP measure.

(c) Determined using period-end balances.

(d) The average combined loan and finance receivable balance is the average of the month-end balances during the period.

Demand for our consumer loan products and services in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. The ending balance, including principal and accrued fees/interest outstanding, of combined consumer loans and finance receivables at June 30, 2025 increased 17.0% to $1,522.2 million compared to $1,300.7 million at June 30, 2024, due primarily to originations outpacing repayments.

The percentage of loans greater than 30 days delinquent of 8.0% was higher at June 30, 2025 compared to 6.3% at June 30, 2024, and charge-offs (net of recoveries) as a percentage of average combined loan and finance receivable balance increased to 14.5% in the current quarter compared to 12.8% for the prior year quarter. These increases were due primarily to a higher percentage of originations to new customers, which typically default at a higher rate compared to returning customers, and a mix shift reflecting a greater percentage of line of credit products, which have higher yields and default rates than installment loans, as compared to the prior year quarter. Compared to the prior sequential quarter ending March 31, 2025, the percentage of loans greater than 30 days delinquent and charge-offs (net of recoveries) as a percentage of average combined loan and finance receivable balance both decreased, which is consistent with our normal seasonal pattern.

Revenue related to our consumer loans and finance receivables was $428.3 million for the current quarter compared to $367.6 million for the prior year quarter. The increase in revenue was driven primarily by growth in the overall portfolio, particularly our line of credit products. The net revenue margin related to our consumer loans and finance receivables was 49.7% in the current quarter, which was fairly consistent with the net revenue margin in three of the prior four sequential quarters.

The ratio of fair value as a percentage of principal on consumer loans and finance receivables was 121.6% at June 30, 2025, which is fairly consistent compared to 121.0% at June 30, 2024 and 122.1% at March 31, 2025. Refer also to “Results of Operations—Valuation of Loans and Finance Receivables” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on loan valuation.

Small Business Loans and Finance Receivables

The following table includes financial information for our small business loans and finance receivables. Delinquency metrics include principal, interest, and fees, and only amounts that are past due (in thousands):

	2024			2025
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$2,246,925	$2,327,336	$2,456,430	$2,637,651	$2,766,048
Ending loan and finance receivable fair value balance	2,517,345	2,607,606	2,747,137	2,953,482	3,104,979
Fair value as a % of principal(a)	112.0%	112.0%	111.8%	112.0%	112.3%

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$2,283,971	$2,351,885	$2,483,516	$2,667,734	$2,796,517

Average loan and finance receivable balance(b)	$2,240,893	$2,313,142	$2,412,795	$2,591,661	$2,734,474
Installment loans as percentage of average combined loan and finance receivable balance	52.6%	51.2%	50.3%	49.7%	48.9%
Line of credit accounts as percentage of average combined loan and finance receivable balance	47.4%	48.8%	49.7%	50.3%	51.1%

Revenue	$251,782	$269,454	$285,762	$304,596	$326,266
Change in fair value	(91,969)	(83,390)	(101,144)	(100,423)	(105,163)
Net revenue	$159,813	$186,064	$184,618	$204,173	$221,103
Net revenue margin	63.5%	69.1%	64.6%	67.0%	67.8%

Combined loan and finance receivable originations and purchases	$918,014	$1,044,829	$1,113,185	$1,221,234	$1,238,835

Delinquencies:
> 30 days delinquent	$185,884	$170,470	$174,390	$197,758	$184,250
> 30 days delinquent as a % of loan balance(a)	8.1%	7.2%	7.0%	7.4%	6.6%

Charge-offs:
Charge-offs (net of recoveries)	$107,215	$105,737	$109,044	$122,551	$127,876
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	4.8%	4.6%	4.5%	4.7%	4.7%

(a) Determined using period-end balances.

(b) The average loan and finance receivable balance is the average of the month-end balances during the period.

The ending balance, including principal and accrued fees/interest outstanding, of small business loans and finance receivables at June 30, 2025 increased 22.4% to $2,796.5 million compared to $2,284.0 million at June 30, 2024, due primarily to originations outpacing repayments.

The percentage of loans greater than 30 days delinquent of 6.6% was lower at June 30, 2025 compared to 8.1% at June 30, 2024 due to improvement in credit performance. Charge-offs (net of recoveries) as a percentage of average loan balance were fairly consistent at 4.7% for the current quarter compared to 4.8% in the prior year quarter.

Revenue related to our small business loans and finance receivables was $326.3 million for the current quarter compared to $251.8 million for the prior year quarter. The increase in revenue was driven primarily by growth in the overall portfolio and, to a lesser extent, slightly higher average yields. The net revenue margin related to our small business loans and finance receivables was 67.8% for the current quarter, which is fairly consistent with the prior four sequential quarters, which had an average net revenue margin of 66.0%.

The ratio of fair value as a percentage of principal on small business loans and finance receivables was 112.3% at June 30, 2025 compared to 112.0% at June 30, 2024 and 112.0% at March 31, 2025. The slight increase from June 30, 2024 was due primarily to improved credit performance and slightly higher average yields.

Total Operating Expenses

Total operating expenses increased $32.3 million, or 14.3%, to $257.4 million in the current quarter compared to $225.1 million in the prior year quarter.

Marketing expense increased to $142.8 million in the current quarter compared to $120.8 million in the prior year quarter due primarily to growth in the overall business with higher commissionable originations in our small business portfolio and higher online advertising costs intended to capture increasing market demand for both our consumer and small business loan products, partially offset by lower spend in certain channels and media as we optimize marketing efficiency.

Operations and technology expense increased to $63.7 million in the current quarter compared to $54.9 million in the prior year quarter, due primarily to higher variable costs, particularly personnel costs, other selling expenses and bank charges as a result of increases in originations and the size of the loan portfolio. As a percentage of revenue, operations and technology expense decreased to 8.3% in the current year quarter from 8.7% in the prior year quarter as increased originations and revenues outpaced fixed costs.

General and administrative expense increased to $40.5 million in the current quarter compared to $39.7 million in the prior year quarter, due largely to higher personnel costs. As a percentage of revenue, general and administrative expense decreased to 5.3% in the current year quarter from 6.3% in the prior year quarter, as increased originations and revenues outpaced fixed costs.

Depreciation and amortization expense increased $0.7 million or 6.6% compared to the prior year quarter driven primarily by general growth in the business and additional internally-developed software placed into service.

Nonoperating Items

Interest expense, net increased $11.8 million, or 16.7%, to $82.8 million in the current quarter compared to $71.0 million in the prior year quarter. The increase was due primarily to an increase in the average amount of debt outstanding, which increased $738.4 million to $3,820.0 million during the current quarter from $3,081.6 million during the prior year quarter, partially offset by a decrease in the weighted average interest rate on our outstanding debt to 8.76% during the current quarter from 9.33% during the prior year quarter resulting primarily from year-over-year decreases in benchmark rates.

Provision for Income Taxes

The effective tax rate of 24.6% in the current quarter was lower than the 26.7% rate recorded in the prior year quarter due primarily to a reduction of interest expense due to the remeasurement of unrecognized tax benefits and additional state tax attributes due to legal entity restructuring, partially offset by an unfavorable state rate change in the state of California.

Net Income

Net income increased $22.2 million, or 41.2%, to $76.1 million during the current quarter compared to $53.9 million during the prior year quarter. The increase was due primarily to an increase in income from operations due to higher net revenue and lower operating expenses as a percentage of revenue, partially offset by higher interest expense, which was the result of an increase in the average amount of debt outstanding.

SIX MONTHS ENDED JUNE 30, 2025 COMPARED TO SIX MONTHS ENDED JUNE 30, 2024

Revenue and Net Revenue

Revenue increased $271.3 million, or 21.9%, to $1,509.6 million for the six-month period ended June 30, 2025, or current six-month period, as compared to $1,238.3 million for the six-month period ended June 30, 2024, or prior year six-month period. The increase was driven by a 29.2% increase in revenue from our small business portfolio and a 17.3% increase in revenue from our consumer portfolio as higher levels of originations have led to higher loan balances for both portfolios.

Net revenue for the current six-month period was $867.6 million compared to $716.0 million for the prior year six-month period. Our consolidated net revenue margin was 57.5% for the current six-month period, which is fairly consistent with 57.8% for the prior year six-month period.

The following table sets forth the components of revenue and net revenue, separated by product for the current six-month period and the prior year six-month period (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$859,136	$732,289	$126,847	17.3%
Small business loans and finance receivables revenue	630,862	488,259	142,603	29.2
Total loans and finance receivables revenue	1,489,998	1,220,548	269,450	22.1
Other	19,586	17,777	1,809	10.2
Total revenue	1,509,584	1,238,325	271,259	21.9
Change in fair value	(641,944)	(522,268)	(119,676)	22.9
Net revenue	$867,640	$716,057	$151,583	21.2%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	56.9%	59.1%
Small business loans and finance receivables revenue	41.8	39.5
Total loans and finance receivables revenue	98.7	98.6
Other	1.3	1.4
Total revenue	100.0	100.0
Change in fair value	(42.5)	(42.2)
Net revenue	57.5%	57.8%

Revenue generated from the Company’s operations for the current six-month period and the prior year six-month period was as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Loan interest	$989,777	$805,255
Statement and draw fees on line of credit accounts	429,618	360,427
Other	90,189	72,643
Total Revenue	$1,509,584	$1,238,325

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

	Six Months Ended
	June 30,
	2025	2024
Average loan and finance receivable origination amount(a)
Consumer loans and finance receivables(b)(c)	$558	$556
Small business loans and finance receivables(c)	16,365	15,823
Total loans and finance receivables(b)	1,706	1,590

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

The average loan and finance receivable origination amount increased to $1,706 from $1,590 during the current six-month period compared to the prior year six-month period, due primarily to an increase in the average loan origination amount for our small business loans.

Total Operating Expenses

Total operating expenses increased $71.4 million, or 16.2%, to $511.6 million in the current six-month period, compared to $440.2 million in the prior year six-month period.

Marketing expense increased to $282.1 million in the current six-month period compared to $231.3 million in the prior year six-month period. The increase was due primarily to growth in the overall business with higher commissionable originations in our small business portfolio and higher online advertising costs intended to capture increasing market demand for both our consumer and small business loan products.

Operations and technology expense increased to $126.1 million in the current six-month period compared to $109.3 million in the prior year six-month period, due primarily to higher variable costs, particularly personnel and, to a lesser extent, collection costs, bank charges, other selling expenses and underwriting costs, due to the increase in originations and the size of the loan portfolio. As a percentage of revenue, operations and technology expense decreased to 8.4% in the current six-month period from 8.8% in the prior year six-month period, as increased originations and revenues outpaced fixed costs.

General and administrative expense increased $3.4 million, or 4.3%, to $83.0 million in the current six-month period compared to $79.6 million in the prior year six-month period, due primarily to higher personnel costs, partially offset by lower legal and consulting costs. As a percentage of revenue, general and administrative expense decreased to 5.5% in the current six-month period from 6.4% in the prior year six-month period, as increased originations and revenues outpaced fixed costs.

Depreciation and amortization expense increased $0.4 million or 2.2% compared to the prior year six-month period driven primarily by general growth in the business and additional internal-use software placed in service.

Nonoperating Items

Interest expense, net increased $26.8 million, or 19.6%, to $163.3 million in the current six-month period compared to $136.5 million in the prior year six-month period. The increase was due primarily to an increase of $749.7 million in the average amount of debt outstanding to $3,750.4 million during the current six-month period from $3,000.7 million during the prior year six-month period, partially offset by a decrease in the weighted average interest rate on our outstanding debt to 8.84% during the current six-month period from 9.26% during the prior year six-month period resulting primarily from year-over-year decreases in benchmark rates.

Provision for Income Taxes

The effective tax rate of 22.4% in the current six-month period was lower compared to the effective tax rate of 26.0% in the prior year six-month period. The decrease is primarily attributable to higher excess tax benefits on stock compensation due to stock price appreciation, a reduction of interest expense due to the remeasurement of unrecognized tax benefits and additional state attributes generated from legal entity restructuring.

Net Income

Net income increased $46.8 million, or 45.7%, to $149.1 million during the current six-month period compared to $102.3 million during the prior year six-month period. The increase was due primarily to an increase in income from operations due primarily to overall growth in the business driving an increase in net revenue and lower operating expenses as a percentage of revenue, partially offset by higher interest expense as a result of an increase in the average amount of debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

We seek to maintain a stable and flexible balance sheet to ensure that liquidity and funding are available to meet our business obligations. As of June 30, 2025, we had cash, cash equivalents, and restricted cash of $379.4 million, of which $323.9 million was restricted, compared to $322.7 million, of which $248.8 million was restricted, as of December 31, 2024. During the six months ended June 30, 2025, we issued $163.9 million and $261.4 million of asset-backed notes to fund our growth in our consumer and small business loan portfolios, respectively. As of June 30, 2025, we had funding capacity of $712.0 million. Based on numerous stressed-case modeling scenarios, we believe we have sufficient liquidity to run our operations for the foreseeable future. Further, we have no recourse debt obligations scheduled to mature until June 2026. As part of our capital and liquidity management, we may from time to time acquire our outstanding debt securities, including through redemptions, tender offers, open market purchases, negotiated transactions or otherwise, in accordance with applicable securities laws and in compliance with the indentures governing our outstanding debt securities, upon such terms and at such prices as we may determine.

Historically, we have generated significant cash flow through normal operating activities for funding both long-term and short-term needs. Our near-term liquidity is managed to ensure that adequate resources are available to fund our seasonal working capital growth, which is driven by demand for our loan and financing products. On December 6, 2023, we issued and sold $400.0 million in aggregate principal amount of 11.25% Senior Notes due 2028 and used the net proceeds, in part, to retire existing indebtedness, including the remaining principal amount outstanding under our 8.50% senior notes due 2024. On August 12, 2024, we issued and sold $500.0 million in aggregate principal amount of 9.125% senior notes due 2029 and used the net proceeds, in part, to retire existing indebtedness, including the remaining principal amount outstanding under our 8.50% senior notes due 2025 (the “2025 Senior Notes”).

On June 23, 2022, we entered into an amendment and restatement of our existing secured revolving credit agreement (as amended, the “Credit Agreement”) that, among other changes, increased the borrowing capacity to $440.0 million, with a $20.0 million letter of credit sublimit and $10.0 million swingline loan sublimit. On October 19, 2023, we amended the Credit Agreement to, among other changes, increase the total commitment amount from $440.0 million to $515.0 million. On September 11, 2024, we further amended the Credit Agreement to, among other changes, increase the total commitment amount from $515.0 million to $665.0 million. The Credit Agreement bears interest, at our option, at the base rate plus 0.75% or the Secured Overnight Financing Rate plus 3.50%. In addition to customary fees for a credit facility of this size and type, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the commitment, and ranges from 0.15% per annum to 0.50% per annum depending on usage. The Credit Agreement contains certain prepayment penalties if it is terminated on or before the first and second anniversary dates, subject to certain exceptions. The Credit Agreement matures on June 30, 2026. As of July 23, 2025, our available borrowings under the Credit Agreement were $204.6 million. We also utilize several loan securitization facilities and asset-backed notes to fund our growth, primarily in our near-prime consumer loan and small business loan portfolios. As of July 23, 2025, we had funding capacity of $639.5 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer and small business loan securitization facilities.

As of June 30, 2025, we were in compliance with all financial ratios and covenants set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending, which could be expected to generate additional liquidity.

Capital

Total stockholders’ equity was $1,228.7 million at June 30, 2025 compared to $1,196.9 million at December 31, 2024. The increase of stockholders’ equity was driven primarily by net income for the six months ended June 30, 2025 and, to a lesser extent, stock-based compensation expense, partially offset by repurchases of our outstanding common stock, which is discussed in more detail below. Our book value per share outstanding increased to $49.01 at June 30, 2025 from $46.38 at December 31, 2024, which was primarily driven by net income, partially offset by share repurchases.

On August 12, 2024, we announced the Board of Directors authorized a new share repurchase program totaling $300.0 million through December 31, 2025 (the “August 2024 Authorization”), which replaced the prior share repurchase authorization. The Company had repurchased $255.9 million of common stock under the prior share repurchase authorization before it was terminated. Repurchases under our repurchase programs are made in accordance with applicable securities laws from time to time in the open market, through privately negotiated transactions or otherwise. The share repurchase programs do not obligate us to purchase any shares of our common stock. The August 2024 Authorization may be terminated, increased or decreased by the Board of Directors in its discretion at any time. During the six months ended June 30, 2025, we had $117.0 million in repurchases of common stock under our share repurchase program.

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

Current Debt Facilities

The following table summarizes our debt facilities as of June 30, 2025 (dollars in thousands).

	Revolving period end date	Maturity date	Weighted average interest rate(a)	Borrowing capacity		Principal outstanding
Funding Debt:
ODAS IV 2025-1 Securitization Notes	March 2028	April 2032	5.89%	$261,392		$261,392
ODAS IV 2024-2 Securitization Notes	September 2027	October 2031	5.78%	261,353		261,353
2025-A Securitization Notes	—	October 2031	7.29%	163,866		163,866
ODAS IV 2024-1 Securitization Notes	May 2027	June 2031	6.84%	399,574		399,574
2024-A Securitization Notes	—	October 2030	7.92%	79,631		79,631
ODAS IV 2023-1 Securitization Notes	July 2026	August 2030	7.66%	227,051		227,051
NCR 2022 Securitization Facility	October 2026	October 2028	8.57%	200,000		79,463
NCLOCR 2024 Securitization Facility	February 2027	February 2028	9.82%	150,000		135,000
2023-A Securitization Notes	—	December 2027	7.78%	19,502		19,502
RAOD Securitization Facility	November 2026	November 2027	7.07%	236,842		190,846
HWCR 2023 Securitization Facility	September 2026	September 2027	8.68%	487,595		403,214
ODR 2022-1 Securitization Facility	June 2026	June 2027	7.99%	420,000		266,516
ODR 2021-1 Securitization Facility	November 2025	November 2026	7.98%	233,333		124,338
Total funding debt			7.46%	$3,140,139		$2,611,746
Corporate Debt:
9.125% senior notes due 2029	—	August 2029	9.13%	$500,000		$500,000
11.25% senior notes due 2028	—	December 2028	11.25%	400,000		400,000
Revolving line of credit	June 2026	June 2026	7.85%	665,000	(b)	481,000
Total corporate debt			9.30%	$1,565,000		$1,381,000

(a) The weighted average interest rate is determined based on the rates and principal balances on June 30, 2025. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

(b) We had an outstanding letter of credit under the Revolving line of credit of $0.4 million as of June 30, 2025.

Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Six Months Ended June 30,
	2025	2024
Total cash flows provided by operating activities	$838,508	$709,505
Cash flows from investing activities
Loans and finance receivables	(1,013,727)	(827,638)
Capitalization of software development costs and purchases of fixed assets	(24,099)	(22,312)
Total cash flows used in investing activities	(1,037,826)	(849,950)
Cash flows provided by financing activities	$255,953	$35,159

Cash Flows from Operating Activities

Net cash provided by operating activities increased $129.0 million, or 18.2%, to $838.5 million in the current six-month period from $709.5 million for the prior year six-month period. The increase was driven primarily by additional interest and fee income from growth in the loan portfolio, partially offset by higher marketing expenses and additional interest expense on outstanding debt to fund growth in the loan portfolio.

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

Cash Flows from Investing Activities

Net cash flows used in investing activities was $1,037.8 million for the current six-month period compared to $850.0 million for the prior year six-month period. This change was due primarily to loan originations outpacing repayments by a wider margin in the current six-month period compared to the prior year six-month period.

Cash Flows from Financing Activities

Net cash provided by financing activities for the current six-month period was driven primarily by $372.9 million in net borrowings under our securitization facilities and $28.0 million in net borrowings under our revolving line of credit, partially offset by $140.9 million in share repurchases. Cash flows provided by financing activities for the prior year six-month period were driven primarily by $357.9 million in net borrowings under our securitization facilities and $63.0 million in net borrowings under our revolving line of credit, partially offset by $214.7 million in share repurchases and $168.7 million used to repay the 2025 Senior Notes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2025 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b)(c) (in thousands)
April 1 – April 30, 2025	223,034	92.90	223,034	151,178
May 1 – May 31, 2025	197,981	94.70	191,559	133,037
June 1 – June 30, 2025	159,153	96.69	159,153	117,650
Total	580,168	$94.55	573,746	$117,650

(a) Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 6,422 shares for the month of May. These shares were not acquired pursuant to a publicly announced repurchase plan.

(b) The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended June 30, 2025, the Company reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accounts payable and accrued expenses on the consolidated balance sheet. All dollar amounts presented exclude such excise taxes.

(c) On August 12, 2024, the Company announced the Board of Directors authorized a new share repurchase program totaling $300.0 million through December 31, 2025 (the “August 2024 Authorization”), which replaced the prior share repurchase authorization. All share repurchases made under the August 2024 Authorization were made through open market transactions. Our share repurchase program is subject to market conditions, does not obligate us to purchase any shares of our common stock, and may be terminated, increased or decreased by the Board of Directors in its discretion at any time.

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

ITEM 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

During the quarter ended June 30, 2025, none of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Enova International, Inc. Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on July 28, 2023)
3.1
3.2	Enova International, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 17, 2017)

4.1*	Indenture, dated as of May 30, 2025, by and among NetCredit Combined Receivables A, LLC, as Issuer, and Citibank, N.A., as Indenture Trustee, Paying Agent, Note Registrar and Securities Intermediary

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 25, 2025	ENOVA INTERNATIONAL, INC.

	By:	/s/ Steven E. Cunningham
Steven E. Cunningham
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)