Form 10-Q
period 2025-09-30
Enova International, Inc.
filed 2025-10-24
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

24,801,579 of the Registrant’s common shares, $0.00001 par value, were outstanding as of October 22, 2025.

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
•
the effect of and compliance with enforcement actions, orders and agreements issued by applicable regulators;
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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	September 30,		December 31,
	2025	2024	2024
Assets
Cash and cash equivalents(1)	$53,600	$67,500	$73,910
Restricted cash(1)	303,365	186,880	248,758
Loans and finance receivables at fair value(1)	5,012,853	4,134,440	4,386,444
Income taxes receivable	55,124	66,290	40,690
Other receivables and prepaid expenses(1)	76,941	68,926	63,752
Property and equipment, net	128,690	117,970	119,956
Operating lease right-of-use assets	17,167	12,705	18,201
Goodwill	279,275	279,275	279,275
Intangible assets, net	4,910	12,964	10,951
Other assets(1)	30,312	28,746	24,194
Total assets	$5,962,237	$4,975,696	$5,266,131
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses(1)	$252,914	$259,535	$249,970
Operating lease liabilities	32,247	26,346	32,165
Deferred tax liabilities, net	286,930	217,387	223,590
Long-term debt(1)	4,106,471	3,293,735	3,563,482
Total liabilities	4,678,562	3,797,003	4,069,207
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 47,330,541, 46,453,571 and 46,520,916 shares issued and 24,883,481, 26,266,846 and 25,808,096 outstanding as of September 30, 2025 and 2024 and December 31, 2024, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	359,054	318,223	328,268
Retained earnings	1,927,162	1,634,059	1,697,754
Accumulated other comprehensive loss	(7,872)	(9,422)	(13,691)
Treasury stock, at cost (22,447,060, 20,186,725 and 20,712,820 shares as of September 30, 2025 and 2024 and December 31, 2024, respectively)	(994,669)	(764,167)	(815,407)
Total stockholders’ equity	1,283,675	1,178,693	1,196,924
Total liabilities and stockholders’ equity	$5,962,237	$4,975,696	$5,266,131

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

	September 30,		December 31,
	2025	2024	2024
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$580	$291	$348
Restricted cash	261,965	161,970	217,344
Loans and finance receivables at fair value	3,696,756	3,094,469	3,048,561
Other receivables and prepaid expenses	22	37	26
Other assets	7,502	9,881	9,832
Total assets	$3,966,825	$3,266,648	$3,276,111
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$12,430	$11,243	$11,300
Long-term debt	2,678,194	2,045,392	2,227,156
Total liabilities	$2,690,624	$2,056,635	$2,238,456

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$802,678	$689,924	$2,312,262	$1,928,249
Change in Fair Value	(341,971)	(289,568)	(983,915)	(811,836)
Net Revenue	460,707	400,356	1,328,347	1,116,413
Operating Expenses
Marketing	147,351	141,059	429,490	372,391
Operations and technology	64,564	56,628	190,674	165,960
General and administrative	39,661	38,916	122,633	118,489
Depreciation and amortization	12,356	10,039	32,765	30,011
Total Operating Expenses	263,932	246,642	775,562	686,851
Income from Operations	196,775	153,714	552,785	429,562
Interest expense, net	(86,954)	(76,902)	(250,279)	(213,453)
Foreign currency transaction gain (loss)	90	(95)	(228)	(162)
Equity method investment income (loss)	258	(16,552)	991	(16,552)
Other nonoperating expenses	—	(4,678)	(1,019)	(5,691)
Income before Income Taxes	110,169	55,487	302,250	193,704
Provision for income taxes	29,855	12,073	72,842	47,951
Net income	$80,314	$43,414	$229,408	$145,753
Earnings Per Share
Earnings per common share:
Basic	$3.22	$1.64	$9.07	$5.36
Diluted	$3.03	$1.57	$8.53	$5.14
Weighted average common shares outstanding:
Basic	24,955	26,420	25,307	27,182
Diluted	26,472	27,711	26,881	28,382

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$80,314	$43,414	$229,408	$145,753
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)(1)	981	835	5,819	(3,650)
Unrealized gain on investments, net of tax	—	492	—	492
Total other comprehensive income (loss), net of tax	981	1,327	5,819	(3,158)
Comprehensive Income	$81,295	$44,741	$235,227	$142,595

(1) Net of tax (provision) benefit of $(303) and $(265) for the three months ended September 30, 2025 and 2024, respectively, and $(1,802) and $1,167 for the nine months ended September 30, 2025 and 2024, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at June 30, 2024	46,374	$—	$308,481	$1,590,645	$(10,749)	(19,876)	$(740,849)	$1,147,528
Stock-based compensation expense	—	—	8,116	—	—	—	—	8,116
Shares issued for vested RSUs	8	—	—	—	—	—	—	—
Shares issued for stock option exercises	72	—	1,626	—	—	—	—	1,626
Net income	—	—	—	43,414	—	—	—	43,414
Unrealized gain on investments, net of tax	—	—	—	—	492	—	—	492
Foreign currency translation gain, net of tax	—	—	—	—	835	—	—	835
Purchases of treasury shares, at cost	—	—	—	—	—	(311)	(23,318)	(23,318)
Balance at September 30, 2024	46,454	$—	$318,223	$1,634,059	$(9,422)	(20,187)	$(764,167)	$1,178,693

Balance at June 30, 2025	47,177	$—	$346,926	$1,846,848	$(8,853)	(22,107)	$(956,266)	$1,228,655
Stock-based compensation expense	—	—	8,535	—	—	—	—	8,535
Shares issued for vested RSUs	7	—	—	—	—	—	—	—
Shares issued for stock option exercises	147	—	3,593	—	—	—	—	3,593
Net income	—	—	—	80,314	—	—	—	80,314
Foreign currency translation gain, net of tax	—	—	—	—	981	—	—	981
Purchases of treasury shares, at cost	—	—	—	—	—	(340)	(38,403)	(38,403)
Balance at September 30, 2025	47,331	$—	$359,054	$1,927,162	$(7,872)	(22,447)	$(994,669)	$1,283,675

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2023	45,340	$—	$284,256	$1,488,306	$(6,264)	(16,251)	$(526,115)	$1,240,183
Stock-based compensation expense	—	—	23,519	—	—	—	—	23,519
Shares issued for vested RSUs	616	—	—	—	—	—	—	—
Shares issued for stock option exercises	498	—	10,448	—	—	—	—	10,448
Net income	—	—	—	145,753	—	—	—	145,753
Unrealized loss on investments, net of tax	—	—	—	—	492	—	—	492
Foreign currency translation loss, net of tax	—	—	—	—	(3,650)	—	—	(3,650)
Purchases of treasury shares, at cost	—	—	—	—	—	(3,936)	(238,052)	(238,052)
Balance at September 30, 2024	46,454	$—	$318,223	$1,634,059	$(9,422)	(20,187)	$(764,167)	$1,178,693

Balance at December 31, 2024	46,521	$—	$328,268	$1,697,754	$(13,691)	(20,713)	$(815,407)	$1,196,924
Stock-based compensation expense	—	—	24,577	—	—	—	—	24,577
Shares issued for vested RSUs	554	—	—	—	—	—	—	—
Shares issued for stock option exercises	256	—	6,209	—	—	—	—	6,209
Net income	—	—	—	229,408	—	—	—	229,408
Foreign currency translation gain, net of tax	—	—	—	—	5,819	—	—	5,819
Purchases of treasury shares, at cost	—	—	—	—	—	(1,734)	(179,262)	(179,262)
Balance at September 30, 2025	47,331	$—	$359,054	$1,927,162	$(7,872)	(22,447)	$(994,669)	$1,283,675

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$229,408	$145,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,765	30,011
Amortization of deferred loan costs and debt discount	12,329	12,016
Change in fair value of loans and finance receivables	977,908	805,123
Stock-based compensation expense	24,577	23,519
Write-down of equity method investment	—	16,552
Loss on early extinguishment of debt	1,019	5,691
Operating leases, net	1,116	850
Deferred income taxes, net	61,539	105,204
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	6	(6,583)
Other receivables and prepaid expenses and other assets	(15,090)	4,472
Accounts payable and accrued expenses	(15,432)	22,080
Current income taxes	10,165	(56,632)
Net cash provided by operating activities	1,320,310	1,108,056
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(5,070,286)	(4,060,860)
Loans and finance receivables repaid	3,462,758	2,761,872
Capitalization of software development costs and purchases of fixed assets	(35,444)	(33,244)
Net cash used in investing activities	(1,642,972)	(1,332,232)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	1,201,000	544,000
Repayments under revolving line of credit	(1,112,000)	(534,000)
Borrowings under securitization facilities	1,050,554	1,130,157
Repayments under securitization facilities	(598,779)	(742,598)
Issuance of senior notes	—	500,000
Repayments of senior notes	—	(544,393)
Debt issuance costs paid	(10,428)	(23,651)
Debt prepayment penalty paid	(563)	—
Proceeds from exercise of stock options	6,209	10,448
Treasury shares purchased	(179,262)	(238,052)
Net cash provided by financing activities	356,731	101,911
Effect of exchange rates on cash, cash equivalents and restricted cash	228	(794)
Net increase (decrease) in cash, cash equivalents and restricted cash	34,297	(123,059)
Cash, cash equivalents and restricted cash at beginning of year	322,668	377,439
Cash, cash equivalents and restricted cash at end of period	$356,965	$254,380

Supplemental Disclosures
Non-cash renewal of loans and finance receivables	$379,084	$296,550

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Significant Accounting Policies

Nature of the Company

Enova International, Inc. and its subsidiaries (collectively, the “Company”) operate an internet-based lending platform to serve customers in need of cash to fulfill their financial responsibilities. Through a network of direct and indirect marketing channels, the Company offers funds to its customers through a variety of loan and finance receivable products that are primarily unsecured. The business is operated primarily through the internet to provide convenient, fully-automated financial solutions to its customers. The Company provides financing to small businesses through either installment loans or line of credit accounts and originates, guarantees, purchases or purchases a participating interest in consumer installment loans and line of credit accounts. The Company also provides services related to a third-party lender’s consumer loan products in some markets by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws (“CSO program”).

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

The consolidated financial statements presented as of September 30, 2025 and 2024 and for the three and nine-month periods ended September 30, 2025 and 2024 are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results for such interim periods. Operating results for the three and nine-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	September 30,
	2025	2024
Cash and cash equivalents	$53,600	$67,500
Restricted cash	303,365	186,880
Total cash, cash equivalents and restricted cash	$356,965	$254,380

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

Investments in Unconsolidated Investees

The Company owns a 20% equity interest in On Deck Capital Australia PTY LTD (“OnDeck Australia”), which is recorded using the equity method of accounting. As of September 30, 2025 and December 31, 2024, the carrying value of the Company's ownership in

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OnDeck Australia was $1.1 million and $0.1 million, respectively. As of September 30, 2024, the Company’s investment in OnDeck Australia had no carrying value.

On February 24, 2021, the Company contributed the platform-as-service business assumed in the On Deck Capital, Inc. acquisition to Linear Financial Technologies Holding LLC (“Linear”) in exchange for ownership units in that entity. The Company recorded its interest in Linear under the equity method of accounting and included it in “Other assets” on the consolidated balance sheets. As of March 31, 2024, the carrying value of the Company’s investment in Linear was $16.1 million. In the third quarter of 2024, Linear was dissolved, with its sole assets, consisting of preferred shares in a separate company, being distributed to the holders of Linear’s ownership units. Concurrently in the third quarter of 2024, the separate company executed a capital raise in which the Company opted not to participate that resulted in the Company’s preferred shares having a substantially less preferential position in the separate company’s capital structure. Because of their subordinated position, the preferred shares were valued at $0. As such, the Company recorded a loss of $16.6 million during the third quarter of 2024, which included the carrying value of the investment of $16.1 million and the remaining unrealized loss of $0.5 million that had been recorded directly in accumulated other comprehensive income. In the third quarter of 2025, the preferred shares were canceled and extinguished without consideration to the Company in connection with the separate company being acquired by another entity.

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

Accounting Standards to be Adopted in Future Periods

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 on the consolidated financial statements.

2. Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three and nine months ended September 30, 2025 and 2024 was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Consumer loans and finance receivables revenue	$443,413	$410,884	$1,302,549	$1,143,173
Small business loans and finance receivables revenue	348,310	269,454	979,172	757,713
Total loans and finance receivables revenue	791,723	680,338	2,281,721	1,900,886
Other	10,955	9,586	30,541	27,363
Total revenue	$802,678	$689,924	$2,312,262	$1,928,249

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans and Finance Receivables at Fair Value

The components of Company-owned loans and finance receivables at September 30, 2025 and 2024 and December 31, 2024 were as follows (dollars in thousands):

	As of September 30, 2025
		Small
	Consumer	Business	Total
Principal balance - accrual	$1,226,886	$2,769,672	$3,996,558
Principal balance - non-accrual	169,725	178,618	348,343
Total principal balance	1,396,611	2,948,290	4,344,901

Accrued interest and fees	129,378	26,081	155,459

Loans and finance receivables at fair value - accrual	1,615,085	3,191,288	4,806,373
Loans and finance receivables at fair value - non-accrual	79,754	126,726	206,480
Loans and finance receivables at fair value	$1,694,839	$3,318,014	$5,012,853
Difference between principal balance and fair value	$298,228	$369,724	$667,952

	As of September 30, 2024
		Small
	Consumer	Business	Total
Principal balance - accrual	$1,123,923	$2,186,665	$3,310,588
Principal balance - non-accrual	142,107	140,671	282,778
Total principal balance	1,266,030	2,327,336	3,593,366

Accrued interest and fees	124,852	24,549	149,401

Loans and finance receivables at fair value - accrual	1,503,396	2,547,313	4,050,709
Loans and finance receivables at fair value - non-accrual	23,438	60,293	83,731
Loans and finance receivables at fair value	$1,526,834	$2,607,606	$4,134,440
Difference between principal balance and fair value	$260,804	$280,270	$541,074

	As of December 31, 2024
		Small
	Consumer	Business	Total
Principal balance - accrual	$1,210,042	$2,290,132	$3,500,174
Principal balance - non-accrual	143,972	166,298	310,270
Total principal balance	1,354,014	2,456,430	3,810,444

Accrued interest and fees	128,956	27,086	156,042

Loans and finance receivables at fair value - accrual	1,617,708	2,672,714	4,290,422
Loans and finance receivables at fair value - non-accrual	21,599	74,423	96,022
Loans and finance receivables at fair value	$1,639,307	$2,747,137	$4,386,444
Difference between principal balance and fair value	$285,293	$290,707	$576,000

As of September 30, 2025 and 2024 and December 31, 2024, the aggregate fair value of loans and finance receivables that were 90 days or more past due was $36.7 million, $33.5 million and $32.7 million, respectively, of which, $23.0 million, $14.4 million and $16.6 million, respectively, was in non-accrual status. The aggregate unpaid principal balance for loans and finance receivables that were 90 days or more past due was $59.5 million, $72.5 million and $71.9 million, respectively.

Changes in the fair value of Company-owned loans and finance receivables during the three and nine months ended September 30, 2025 and 2024 were as follows (dollars in thousands):

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30, 2025
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,668,336	$3,104,979	$4,773,315
Originations or acquisitions(1)	573,232	1,371,874	1,945,106
Interest and fees(2)	443,413	348,310	791,723
Repayments	(744,432)	(1,414,066)	(2,158,498)
Charge-offs, net(3)	(249,545)	(128,266)	(377,811)
Net change in fair value(3)	2,756	35,183	37,939
Effect of foreign currency translation	1,079	—	1,079
Balance at end of period	$1,694,839	$3,318,014	$5,012,853

	Three Months Ended September 30, 2024
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,421,814	$2,517,345	$3,939,159
Originations or acquisitions(1)	549,523	1,044,829	1,594,352
Interest and fees(2)	410,884	269,454	680,338
Repayments	(652,626)	(1,140,632)	(1,793,258)
Charge-offs, net(3)	(203,588)	(105,737)	(309,325)
Net change in fair value(3)	(59)	22,347	22,288
Effect of foreign currency translation	886	—	886
Balance at end of period	$1,526,834	$2,607,606	$4,134,440

	Nine Months Ended September 30, 2025
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,639,307	$2,747,137	$4,386,444
Originations or acquisitions(1)	1,617,426	3,831,943	5,449,369
Interest and fees(2)	1,302,549	979,172	2,281,721
Repayments	(2,192,036)	(3,941,569)	(6,133,605)
Charge-offs, net(3)	(692,334)	(378,693)	(1,071,027)
Net change in fair value(3)	13,095	80,024	93,119
Effect of foreign currency translation	6,832	—	6,832
Balance at end of period	$1,694,839	$3,318,014	$5,012,853

	Nine Months Ended September 30, 2024
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,380,784	$2,248,383	$3,629,167
Originations or acquisitions(1)	1,434,632	2,922,778	4,357,410
Interest and fees(2)	1,143,173	757,713	1,900,886
Repayments	(1,877,642)	(3,066,782)	(4,944,424)
Charge-offs, net(3)	(552,178)	(312,231)	(864,409)
Net change in fair value(3)	1,541	57,745	59,286
Effect of foreign currency translation	(3,476)	—	(3,476)
Balance at end of period	$1,526,834	$2,607,606	$4,134,440

(1) Originations or acquisitions is presented on a cost basis.

(2) Included in “Revenue” in the consolidated statements of income.

(3) Included in “Change in Fair Value” in the consolidated statements of income.

Guarantees of Consumer Loans

In connection with its CSO program, the Company guarantees consumer loan payment obligations to an unrelated third-party lender for consumer loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of September 30, 2025 and 2024 and December 31, 2024, the consumer loans guaranteed by the Company had an estimated fair value of $24.4 million, $25.4 million and $28.4 million, respectively, and an outstanding principal

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

balance of $17.3 million, $18.3 million and $19.9 million, respectively. As of September 30, 2025 and 2024 and December 31, 2024, the amount of consumer loans, including principal, fees and interest, guaranteed by the Company was $20.8 million, $21.8 million and $23.8 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

3. Long-term Debt

The Company’s long-term debt instruments and balances outstanding as of September 30, 2025 and 2024 and December 31, 2024, including maturity date, weighted average interest rate and borrowing capacity as of September 30, 2025, were as follows (dollars in thousands):

				Weighted			Outstanding
	Revolving			average	Borrowing		September 30,		December 31,
	period end date	Maturity date		interest rate(1)	capacity		2025	2024	2024
Funding Debt:
ODAS IV 2025-1 Securitization Notes	March 2028	April 2032		5.89%	$261,392		$261,392	$—	$—
ODAS IV 2024-2 Securitization Notes	September 2027	October 2031		5.78%	261,353		261,353	—	261,353
2025-A Securitization Notes	—	October 2031		7.29%	123,683		123,683	—	—
ODAS IV 2024-1 Securitization Notes	May 2027	June 2031		6.84%	399,574		399,574	399,574	399,574
2024-A Securitization Notes	—	October 2030		8.09%	59,427		59,427	168,435	123,546
ODAS IV 2023-1 Securitization Notes	July 2026	August 2030		7.66%	227,051		227,051	227,051	227,051
NCR 2022 Securitization Facility	October 2026	October 2028		8.39%	200,000		117,194	75,923	119,039
NCLOCR 2025 Securitization Facility	July 2027	July 2028		8.53%	150,000		45,000	—	—
NCLOCR 2024 Securitization Facility	February 2027	February 2028		9.64%	150,000		75,000	105,000	99,000
2023-A Securitization Notes	—	December 2027		7.78%	13,850		13,850	40,576	32,116
RAOD Securitization Facility	November 2026	November 2027		7.02%	236,842		220,846	230,263	192,000
HWCR 2023 Securitization Facility	September 2026	September 2027		8.52%	487,595		433,214	301,214	331,214
ODR 2022-1 Securitization Facility	June 2026	June 2027		7.82%	420,000		264,668	265,468	188,342
ODR 2021-1 Securitization Facility	November 2025	November 2026		7.75%	233,333		188,338	233,333	233,333
2018-1 Securitization Facility	March 2025	March 2026	(2)	—	—		—	8,000	32,200
Total funding debt				7.39%	$3,224,100		$2,690,590	$2,054,837	$2,238,768
Corporate Debt:
Revolving line of credit	August 2029	August 2029		7.41%	$825,000	(3)	$542,000	$366,000	$453,000
9.125% senior notes due 2029	—	August 2029		9.13%	500,000		500,000	500,000	500,000
11.25% senior notes due 2028	—	December 2028		11.25%	400,000		400,000	400,000	400,000
Total corporate debt				9.07%	$1,725,000		$1,442,000	$1,266,000	$1,353,000
Less: Long-term debt issuance costs							$(23,454)	$(23,383)	$(24,830)
Less: Debt discounts							(2,665)	(3,719)	(3,456)
Total long-term debt							$4,106,471	$3,293,735	$3,563,482

(1) The weighted average interest rate is determined based on the rates and principal balances on September 30, 2025. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

(2) On May 30, 2025, the remaining outstanding balance on this facility was paid in full and the facility was terminated.

(3) The Company had outstanding letters of credit under the Revolving line of credit of $0.4 million, $0.7 million and $0.7 million as of September 30, 2025 and 2024 and December 31, 2024, respectively.

Weighted average interest rates on long-term debt were 8.76% and 9.37% during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and 2024 and December 31, 2024, the Company was in compliance with all financial ratios and covenants set forth in the prevailing long-term debt agreements.

Recent Updates to Debt Facilities

Revolving Credit Facility

On August 28, 2025 (the “Third Amendment Date”), the Company and certain of its subsidiaries amended their existing secured asset-backed revolving credit facility by entering into a Third Amendment to Amended and Restated Credit Agreement and Joinder (the “Third Amendment”) with Bank of Montreal, as administrative agent and collateral agent, and the lenders party thereto. The Third Amendment amends the Amended and Restated Credit Agreement, dated as of June 23, 2022, by and among the Company, certain of its subsidiaries, the lenders party thereto and Bank of Montreal, as administrative agent and collateral agent (as amended prior to the Third Amendment Date, the “Existing Credit Agreement” and as amended by the Third Amendment, the “Amended Credit Agreement”).

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Among other changes, the Third Amendment increases the total commitment amount from $665.0 million to $825.0 million, extends the maturity date from June 30, 2026 to August 28, 2029 and reduces the interest rate, as applicable, from the base rate plus 0.75% to the base rate plus 0.50% and from the SOFR rate plus 3.50% to the SOFR rate plus 3.25%.

The Amended Credit Agreement includes the same customary affirmative and negative covenants as the Existing Credit Agreement, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, enter into certain transactions with affiliates, make restricted payments, and enter into restrictive agreement, in each case subject to customary exceptions for a credit facility of this size and type. The Amended Credit Agreement includes the same financial maintenance covenants as the Existing Credit Agreement which require the Company to be in compliance with a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio.

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

The NCLOCR 2025 Securitization Facility is governed by a loan and security agreement, dated as of July 17, 2025, among NCLOCR 2025, the administrative agent and the lenders. The Class A revolving loans have a commitment amount of $125.0 million and accrue interest at a rate per annum equal to SOFR plus 3.50% with an advance rate of 75%. The Class B revolving loans have a commitment amount of $25.0 million and accrue interest at a rate per annum equal to SOFR plus 8.00% with an advance rate of 90%. Interest payments on the NCLOCR 2025 Securitization Facility will be made monthly.

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

4. Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2025 was 24.1% compared to 24.8% for the nine months ended September 30, 2024. The decrease is primarily attributable to higher excess tax benefits on stock compensation due to stock price appreciation and additional state tax attributes generated from legal entity restructuring, partially offset by increased interest expense on unrecognized tax benefits.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2025, the balance of unrecognized tax benefits, inclusive of interest and penalties, was $117.9 million, of which $107.1 million is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, with the remaining $10.8 million recorded as a reduction to deferred tax assets. This balance consists of a temporary component of $106.3 million, for which there is an equal and offsetting deferred tax asset, and a permanent component of $11.6 million, which, if recognized, would favorably affect the effective tax rate in the period of recognition. As of September 30, 2024, the balance of unrecognized tax benefits, inclusive of interest and penalties, was $103.0 million, of which $100.8 million was included in “Accounts payable and accrued expenses” on the consolidated balance sheet, with the remaining $2.2 million recorded as a reduction of deferred tax assets. The balance of $103.0 million included a permanent component of $10.6 million. As of December 31, 2024, the Company had $104.2 million of unrecognized tax benefits, inclusive of interest and penalties, of which $82.5 million was included in “Accounts payable and accrued expenses” on the consolidated balance sheet. The remaining $21.7 million was recorded as a reduction to deferred tax assets. The balance of $104.2 million at December 31, 2024 included a permanent component of $7.2 million. In the three months ended September 30, 2024, the Company decreased the balance of the unrecognized tax benefits reserve due to management’s evaluation and remeasurement of its settlement position related to the timing of recognition of income and losses related to the Company's loan and finance receivable portfolio. Based on the expiration of the statute of limitations for certain jurisdictions, the Company believes it is reasonably possible that, within the next twelve months, unrecognized tax benefits could decrease by approximately $0.9 million. The Company believes that it has adequately accounted for any material tax uncertainties in its existing reserves for all open tax years.

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

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net income	$80,314	$43,414	$229,408	$145,753
Denominator:
Total weighted average basic shares	24,955	26,420	25,307	27,182
Shares applicable to stock-based compensation	1,517	1,291	1,574	1,200
Total weighted average diluted shares	26,472	27,711	26,881	28,382
Earnings per common share:
Earnings per common share – basic	$3.22	$1.64	$9.07	$5.36
Earnings per common share – diluted	$3.03	$1.57	$8.53	$5.14

For the three months ended September 30, 2025 and 2024, 188,817 and 94,214 shares of common stock underlying stock options, respectively, and no shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. For the nine months ended September 30, 2025 and 2024, 190,093 and 207,263 shares of common stock underlying stock options, respectively, and 3,318 and 1,859 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

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

Geographic Information

The following table presents the Company’s revenue by geographic region for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue
United States	$781,966	$676,703	$2,254,653	$1,889,983
Other international countries	20,712	13,221	57,609	38,266
Total revenue	$802,678	$689,924	$2,312,262	$1,928,249

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $128.7 million, $118.0 million and $120.0 million at September 30, 2025 and 2024 and December 31, 2024, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

During the three and nine months ended September 30, 2025 and 2024, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and 2024 and December 31, 2024 are as follows (dollars in thousands):

	September 30,	Fair Value Measurements Using
	2025	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)	$1,694,839	$—	$—	$1,694,839
Small business loans and finance receivables(1)	3,318,014	—	—	3,318,014
Non-qualified savings plan assets(2)	14,094	14,094	—	—
Investment in trading security(3)	9,032	9,032	—	—
Total	$5,035,979	$23,126	$—	$5,012,853

	September 30,	Fair Value Measurements Using
	2024	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)	$1,526,834	$—	$—	$1,526,834
Small business loans and finance receivables(1)	2,607,606	—	—	2,607,606
Non-qualified savings plan assets(2)	10,694	10,694	—	—
Investment in trading security(3)	7,764	7,764	—	—
Total	$4,152,898	$18,458	$—	$4,134,440

	December 31,	Fair Value Measurements Using
	2024	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)	$1,639,307	$—	$—	$1,639,307
Small business loans and finance receivables(1)	2,747,137	—	—	2,747,137
Non-qualified savings plan assets(2)	10,712	10,712	—	—
Investment in trading security(3)	3,636	3,636	—	—
Total	$4,400,792	$14,348	$—	$4,386,444

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

The Company had no liabilities measured at fair value on a recurring basis as of September 30, 2025 and 2024 and December 31, 2024.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At September 30, 2025 and 2024 and December 31, 2024, there were no assets or liabilities recorded at fair value on a non-recurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of September 30, 2025 and 2024 and December 31, 2024 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Balance at
	September 30,	Fair Value Measurements Using
	2025	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$53,600	$53,600	$—	$—
Restricted cash	303,365	303,365	—	—
Investment in unconsolidated investee (1)	6,918	—	—	6,918
Total	$363,883	$356,965	$—	$6,918
Financial liabilities:
Revolving line of credit	$542,000	$—	$—	$542,000
Securitization notes	2,690,330	—	2,696,450	—
11.25% senior notes due 2028	397,596	—	426,388	—
9.125% senior notes due 2029	500,000	—	523,770	—
Total	$4,129,926	$—	$3,646,608	$542,000

	Balance at
	September 30,	Fair Value Measurements Using
	2024	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$67,500	$67,500	$—	$—
Restricted cash	186,880	186,880	—	—
Investment in unconsolidated investee (1)	6,918	—	—	6,918
Total	$261,298	$254,380	$—	$6,918
Financial liabilities:
Revolving line of credit	$366,000	$—	$—	$366,000
Securitization notes	2,054,272	—	2,075,275	—
11.25% senior notes due 2028	396,846	—	430,084	—
9.125% senior notes due 2029	500,000	—	506,700	—
Total	$3,317,118	$—	$3,012,059	$366,000

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Balance at
	December 31,	Fair Value Measurements Using
	2024	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$73,910	$73,910	$—	$—
Restricted cash	248,758	248,758	—	—
Investment in unconsolidated investee (1)	6,918	—	—	6,918
Total	$329,586	$322,668	$—	$6,918
Financial liabilities:
Revolving line of credit	$453,000	$—	$—	$453,000
Securitization notes	2,238,279	—	2,246,406	—
11.25% senior notes due 2028	397,033	—	433,112	—
9.125% senior notes due 2029	500,000	—	519,360	—
Total	$3,588,312	$—	$3,198,878	$453,000

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

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services. In 2024, we extended approximately $6.1 billion in credit or financing to borrowers and for the nine months ended September 30, 2025, we extended approximately $5.5 billion in credit or financing to borrowers. As of September 30, 2025, we offered or arranged loans or draws on lines of credit to consumers in 36 states in the United States and Brazil. We also offered or arranged financing to small businesses in 49 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers and small businesses that have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through September 30, 2025, we have completed approximately 68.2 million customer transactions and collected more than 85 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years, having expanded the markets we serve and the financing products we offer. These financing products include installment loans and line of credit accounts.

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

PRODUCTS AND SERVICES

Our online financing products and services provide customers with a deposit of funds to their bank account in exchange for a commitment to repay the amount deposited plus fees and/or interest. We originate, arrange, guarantee, purchase or purchase a participating interest in installment loans and line of credit accounts to consumers and small businesses. We have one reportable segment that includes all of our online financial services. Our loans and finance receivables generally have regular payments that amortize principal. Interest income is generally recognized on an effective, non-accelerated yield basis over the contractual term of the installment loan or estimated outstanding period of the draw on line of credit accounts.

•
Consumer installment loans. Certain subsidiaries (i) directly offer installment loans, (ii) as part of our Bank Programs, as discussed below, purchase or purchase a participating interest in installment loans or (iii) as part of our CSO program, arrange and guarantee installment loans, as discussed below, to consumers in 36 states in the United States. Internationally, we also offer or arrange unsecured consumer installment loan products in Brazil. Terms for our consumer installment loan products range between 3 and 60 months with an average contractual term of 39 months. These loans have regular payments that amortize principal. Loan sizes for these products range between $300 and $10,000. The majority of these loans accrue interest daily at a fixed rate for the life of the loan and have no fees. The average annualized yield for these loans was 86% for the year ended December 31, 2024. Loans may be repaid early at any time with no additional prepayment charges.
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

OUR MARKETS

We currently provide our services in the following countries:

•
United States. We began our online business in the United States in May 2004. As of September 30, 2025, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, OnDeck at www.ondeck.com and Headway Capital at www.headwaycapital.com, and we market our money transfer platform under the name Pangea at www.pangeamoneytransfer.com.
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

RECENT REGULATORY DEVELOPMENTS

Consumer Financial Protection Bureau

On November 15, 2023, we consented to the issuance of a Consent Order by the Consumer Financial Protection Bureau (“CFPB”) pursuant to which we agreed, without admitting or denying any of the facts or conclusions, to pay a civil money penalty of $15 million. The Consent Order related to issues, the majority of which were self-disclosed, including payment processing and debiting errors. Effective August 29, 2025, the CFPB terminated the Consent Order in full and waived any alleged non-compliance therewith.

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

On March 30, 2023, the CFPB issued its final rule to implement Section 1071 of the Dodd-Frank Act. Section 1071 amended the Equal Credit Opportunity Act to require financial institutions to collect and report certain data in connection with credit applications made by small businesses, including women- or minority-owned small businesses, and applies to small business loans that we offer. For loans covered by the small business lending rule, a “covered lender” will be required to collect and report on certain information pursuant to an application for credit. Section 1071 requires covered lenders to collect and report information the financial institution generates and information obtained from the applicant, including the applicant’s minority-owned business status, women-owned business status and LGBTQI+-owned status and the applicant’s principal owners’ ethnicity, race and sex, and expressly prohibits a financial institution from discouraging an applicant from responding to requests for applicant-provided data. On April 26, 2023, the Texas Bankers Association filed an action challenging the rule. The district court entered judgment in favor of the CFPB on the Administrative Procedure Act challenges and the ruling was appealed to the Fifth Circuit. The Fifth Circuit ordered the tolling of the compliance deadlines but only to the plaintiffs and intervenors in the case, including trade associations in which the Company’s small business loan business participates. Separately, on April 2, 2025, the House Financial Services Committee approved H.R. 976, which would repeal Section 1071 if passed. On June 18, 2025, the CFPB issued an interim final rule to extend the compliance deadlines by approximately one year. It further indicated its intent to initiate a new Section 1071 rulemaking and anticipates issuing a notice of proposed rulemaking as expeditiously as reasonably possible. On October 2, 2025, the CFPB published a final rule with the same extended compliance dates provided for in the June interim rule. Absent further court action, legislative action or action by the CFPB, the Company’s small business loan business will need to update its application process to appropriately collect, store and report data required by Section 1071’s implementing regulation. The Company will continue to monitor litigation, rulemaking and bills related to the rule.

European Union Pillar Two Directive

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation. As of September 30, 2025, among the jurisdictions where the Company operates, only Brazil has enacted legislation adopting the Pillar Two Rules, specifically a Qualified Domestic Minimum Top-up Tax, effective in fiscal 2025. We do not expect the changes brought about by this directive to have a material impact on our consolidated financial statements.

One Big Beautiful Bill Act

On July 4, 2025, the “One Big Beautiful Bill Act” (the “OBBBA”) was enacted into law. The OBBBA’s various provisions include, among other things, accelerated tax deductions for qualified property and research expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. We have evaluated the OBBBA provisions enacted during the current quarter and estimated their impact on the consolidated financial statements to be immaterial. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

RESULTS OF OPERATIONS

Highlights

Our financial results for the three-month period ended September 30, 2025, or the current quarter, are summarized below.

•
Consolidated total revenue increased $112.8 million, or 16.3%, to $802.7 million in the current quarter compared to $689.9 million for the three months ended September 30, 2024, or the prior year quarter.
•
Consolidated net revenue was $460.7 million in the current quarter compared to $400.3 million in the prior year quarter.
•
Consolidated income from operations increased $43.1 million, or 28.0%, to $196.8 million in the current quarter compared to $153.7 million in the prior year quarter.
•
Consolidated net income was $80.3 million in the current quarter compared to $43.4 million in the prior year quarter. Consolidated diluted income per share was $3.03 in the current quarter compared to $1.57 in the prior year quarter.

Overview

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Loans and finance receivables revenue	$791,723	$680,338	$2,281,721	$1,900,886
Other	10,955	9,586	30,541	27,363
Total Revenue	802,678	689,924	2,312,262	1,928,249
Change in Fair Value	(341,971)	(289,568)	(983,915)	(811,836)
Net Revenue	460,707	400,356	1,328,347	1,116,413
Operating Expenses
Marketing	147,351	141,059	429,490	372,391
Operations and technology	64,564	56,628	190,674	165,960
General and administrative	39,661	38,916	122,633	118,489
Depreciation and amortization	12,356	10,039	32,765	30,011
Total Operating Expenses	263,932	246,642	775,562	686,851
Income from Operations	196,775	153,714	552,785	429,562
Interest expense, net	(86,954)	(76,902)	(250,279)	(213,453)
Foreign currency transaction gain (loss)	90	(95)	(228)	(162)
Equity method investment income (loss)	258	(16,552)	991	(16,552)
Other nonoperating expenses	—	(4,678)	(1,019)	(5,691)
Income before Income Taxes	110,169	55,487	302,250	193,704
Provision for income taxes	29,855	12,073	72,842	47,951
Net income	$80,314	$43,414	$229,408	$145,753
Earnings per common share - diluted	$3.03	$1.57	$8.53	$5.14

Revenue
Loans and finance receivables revenue	98.6%	98.6%	98.7%	98.6%
Other	1.4	1.4	1.3	1.4
Total Revenue	100.0	100.0	100.0	100.0
Change in Fair Value	(42.6)	(42.0)	(42.6)	(42.1)
Net Revenue	57.4	58.0	57.4	57.9
Operating Expenses
Marketing	18.4	20.4	18.6	19.3
Operations and technology	8.1	8.2	8.2	8.6
General and administrative	4.9	5.6	5.3	6.1
Depreciation and amortization	1.5	1.5	1.4	1.6
Total Operating Expenses	32.9	35.7	33.5	35.6
Income from Operations	24.5	22.3	23.9	22.3
Interest expense, net	(10.8)	(11.2)	(10.8)	(11.1)
Foreign currency transaction loss	—	—	—	—
Equity method investment income (loss)	—	(2.4)	—	(0.9)
Other nonoperating expenses	—	(0.7)	—	(0.3)
Income before Income Taxes	13.7	8.0	13.1	10.0
Provision for income taxes	3.7	1.7	3.2	2.5
Net income	10.0%	6.3%	9.9%	7.6%

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

In 2024 and the first nine months of 2025, views in the marketplace on the economy and its near-term prospects remained mixed with concerns on employment, inflation, tariffs and other macroeconomic trends. In certain situations, management concluded that the probability of future charge-offs or prepayments was different than what we had experienced in the past and, therefore, altered those assumptions in our fair value models. We continue to utilize this approach and have adjusted these assumptions where appropriate. We also evaluate the discount rates used in our models on a quarterly basis and adjust when appropriate to be responsive to changes in the market and representative of what a market participant would use. As of September 30, 2025, we deemed the resulting fair value of our loans and finance receivables to be an appropriate market-based exit price that considers current market conditions.

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$80,314	$43,414	$229,408	$145,753
Adjustments:
Transaction-related costs(a)	—	—	—	327
Equity method investment (income) loss(b)	(258)	16,552	(991)	16,552
Other nonoperating expenses(c)	—	4,678	1,019	5,691
Intangible asset amortization	2,014	2,014	6,041	6,041
Stock-based compensation expense	8,535	8,116	24,577	23,519
Foreign currency transaction (gain) loss	(90)	95	228	162
Cumulative tax effect of adjustments	(1,692)	(6,949)	(4,668)	(12,181)
Adjusted earnings	$88,823	$67,920	$255,614	$185,864

Diluted earnings per share	$3.03	$1.57	$8.53	$5.14
Adjustments:
Transaction-related costs	—	—	—	0.01
Equity method investment (income) loss	(0.01)	0.60	(0.04)	0.58
Other nonoperating expenses	—	0.17	0.04	0.20
Intangible asset amortization	0.08	0.07	0.22	0.21
Stock-based compensation expense	0.32	0.29	0.91	0.83
Foreign currency transaction (gain) loss	—	—	0.01	0.01
Cumulative tax effect of adjustments	(0.06)	(0.25)	(0.16)	(0.43)
Adjusted earnings per share	$3.36	$2.45	$9.51	$6.55

(a) In the first quarter of 2024, we recorded costs totaling $0.3 million ($0.2 million net of tax) related to a consent solicitation for the Senior Notes due 2025.

(b) In the third quarter of 2024, we recorded an equity method investment loss of $16.6 million ($13.3 million net of tax) related to the write-down of our investment in Linear.

(c) In the second quarter of 2025, the third quarter of 2024, the second quarter of 2024 and the first quarter of 2024, we recorded other nonoperating expenses of $1.0 million ($0.8 million net of tax), $4.7 million ($3.5 million net of tax), $0.5 million ($0.4 million net of tax) and $0.5 million ($0.4 million net of tax), respectively, related to early extinguishment of debt.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$80,314	$43,414	$229,408	$145,753
Depreciation and amortization expenses	12,356	10,039	32,765	30,011
Interest expense, net	86,954	76,902	250,279	213,453
Foreign currency transaction (gain) loss	(90)	95	228	162
Provision for income taxes	29,855	12,073	72,842	47,951
Stock-based compensation expense	8,535	8,116	24,577	23,519
Adjustments:
Transaction-related costs(a)	—	—	—	327
Equity method investment (income) loss(b)	(258)	16,552	(991)	16,552
Other nonoperating expenses(c)	—	4,678	1,019	5,691
Adjusted EBITDA	$217,666	$171,869	$610,127	$483,419

Adjusted EBITDA margin calculated as follows:
Total Revenue	$802,678	$689,924	$2,312,262	$1,928,249
Adjusted EBITDA	217,666	171,869	610,127	483,419
Adjusted EBITDA as a percentage of total revenue	27.1%	24.9%	26.4%	25.1%

Refer to footnotes in previous table for explanation of (a), (b) and (c).

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

THREE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2024

Revenue and Net Revenue

Revenue increased $112.8 million, or 16.3%, to $802.7 million for the current quarter as compared to $689.9 million for the prior year quarter. The increase was driven by a 29.3% increase in revenue from our small business portfolio and a 7.9% increase in revenue from our consumer portfolio as higher levels of originations have led to higher loan balances for both portfolios.

Net revenue for the current quarter was $460.7 million compared to $400.3 million for the prior year quarter. Our consolidated net revenue margin was 57.4% for the current quarter compared to 58.0% for the prior year quarter. Refer to “—Consumer Loans and Finance Receivables” and “—Small Business Loans and Finance Receivables” below for additional discussion of net revenue for the current quarter.

The following table sets forth the components of revenue and net revenue, disaggregated by product, for the current quarter and the prior year quarter (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$443,413	$410,884	$32,529	7.9%
Small business loans and finance receivables revenue	348,310	269,454	78,856	29.3
Total loans and finance receivables revenue	791,723	680,338	111,385	16.4
Other	10,955	9,586	1,369	14.3
Total revenue	802,678	689,924	112,754	16.3
Change in fair value	(341,971)	(289,568)	(52,403)	18.1
Net revenue	$460,707	$400,356	$60,351	15.1%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	55.2%	59.6%
Small business loans and finance receivables revenue	43.4	39.0
Total loans and finance receivables revenue	98.6	98.6
Other	1.4	1.4
Total revenue	100.0	100.0
Change in fair value	(42.6)	(42.0)
Net revenue	57.4%	58.0%

Revenue generated from the Company’s operations for the current quarter and the prior year quarter was as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Loan interest	$535,330	$445,473
Statement and draw fees on line of credit accounts	219,017	201,215
Other	48,331	43,236
Total Revenue	$802,678	$689,924

Loan and Finance Receivable Balances

The fair value of our loan and finance receivable portfolio in our consolidated financial statements was $5,012.9 million and $4,134.4 million as of September 30, 2025 and 2024, respectively. The outstanding principal balance of our loan and finance receivables portfolio was $4,344.9 million and $3,593.4 million as of September 30, 2025 and 2024, respectively. The fair value of the combined loan and finance receivables portfolio includes $24.4 million and $25.4 million with an outstanding principal balance of $17.3 million and $18.3 million of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of September 30, 2025 and 2024, respectively.

The consumer portfolio balance was 34.1% of our combined loan and finance receivable portfolio balance at fair value as of September 30, 2025 compared to 37.3% as of September 30, 2024. Our small business portfolio of loans and finance receivables was 65.9% of our combined loan and finance receivable portfolio at fair value as of September 30, 2025 compared to 62.7% as of September 30, 2024. See “Non-GAAP Financial Measures—Combined Loans and Finance Receivables Measures” above for additional information related to combined loans and finance receivables.

The following tables summarize loan and finance receivable balances outstanding as of September 30, 2025 and 2024 (in thousands):

	As of September 30, 2025			As of September 30, 2024
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Consumer loans and finance receivables
Principal	$1,396,611	$17,301	$1,413,912	$1,266,030	$18,292	$1,284,322
Fair value	1,694,839	24,372	1,719,211	1,526,834	25,446	1,552,280
Fair value as a % of principal	121.4%	140.9%	121.6%	120.6%	139.1%	120.9%
Small business loans and finance receivables
Principal	$2,948,290	$—	$2,948,290	$2,327,336	$—	$2,327,336
Fair value	3,318,014	—	3,318,014	2,607,606	—	2,607,606
Fair value as a % of principal	112.5%	—%	112.5%	112.0%	—%	112.0%
Total loans and finance receivables
Principal	$4,344,901	$17,301	$4,362,202	$3,593,366	$18,292	$3,611,658
Fair value	5,012,853	24,372	5,037,225	4,134,440	25,446	4,159,886
Fair value as a % of principal	115.4%	140.9%	115.5%	115.1%	139.1%	115.2%

(a) GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by a third-party lender through the CSO program that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

(b) Non-GAAP measure. See “Non-GAAP Financial Measures—Combined Loans and Finance Receivables Measures” above.

At September 30, 2025 and 2024, the ratio of fair value as a percentage of principal was 115.4% and 115.1%, respectively, on company owned loans and finance receivables and 115.5% and 115.2%, respectively, on combined loans and finance receivables. These ratios slightly increased compared to the prior year due to improvement in both the consumer and small business portfolios. Refer to “—Consumer Loans and Finance Receivables” and “—Small Business Loans and Finance Receivables” below for additional discussion of fair value ratios for the current quarter.

Average Amount Outstanding per Loan and Finance Receivable

The average amount outstanding per loan and finance receivable is calculated as the total combined loans and finance receivables, gross balance at the end of the period divided by the total number of combined loans and finance receivables outstanding at the end of the period. The following table shows the average amount outstanding per loan and finance receivable by product at September 30, 2025 and 2024:

	As of September 30,
	2025	2024
Average amount outstanding per loan and finance receivable(a)
Consumer loans and finance receivables(b)	$1,676	$1,690
Small business loans and finance receivables	42,157	39,488
Total loans and finance receivables(b)	4,551	4,204

(a) The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.

(b) Includes loans guaranteed by us, which represent loans originated by a third-party lender through the CSO program that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

The average amount outstanding per loan and finance receivable increased slightly in the current quarter compared to the prior year quarter for our overall portfolio due to an increase in our small business portfolio, partially offset by a minor decrease in our consumer portfolio.

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

	Three Months Ended
	September 30,
	2025	2024
Average loan and finance receivable origination amount(a)
Consumer loans and finance receivables(b)(c)	$579	$591
Small business loans and finance receivables(c)	16,261	16,330
Total loans and finance receivables(b)	1,779	1,572

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

The average loan and finance receivable origination amount increased to $1,779 during the current quarter from $1,572 during the prior year quarter, due primarily to a higher proportion of loans originated in the small business portfolio, the average size of which greatly exceeds the average size of loans in the consumer portfolio.

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

The payment status of a customer, including the degree of any delinquency, is a significant factor in determining estimated charge-offs in the cash flow models that we use to determine fair value. The following table shows payment status on outstanding principal, interest and fees as of the end of each of the last five quarters (in thousands):

	2024		2025
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$3,742,767	$3,966,486	$4,117,245	$4,298,675	$4,500,360
Guaranteed by the Company(a)	21,797	23,826	17,954	20,014	20,750
Ending combined loan and finance receivables balance(b)	$3,764,564	$3,990,312	$4,135,199	$4,318,689	$4,521,110
> 30 days delinquent	293,839	297,832	318,356	305,583	327,387
> 30 days delinquency rate	7.8%	7.5%	7.7%	7.1%	7.2%

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

Consumer Loans and Finance Receivables

The following table includes financial information for our consumer loans and finance receivables. Delinquency metrics include principal, interest and fees (in thousands):

	2024		2025
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$1,266,030	$1,354,014	$1,326,768	$1,375,065	$1,396,611
Guaranteed by the Company(a)	18,292	19,859	14,813	16,762	17,301
Total combined loan and finance receivable principal balance(b)	$1,284,322	$1,373,873	$1,341,581	$1,391,827	$1,413,912
Consumer combined loan and finance receivable fair value balance:
Company owned	$1,526,834	$1,639,307	$1,616,337	$1,668,336	$1,694,839
Guaranteed by the Company(a)	25,446	28,414	21,225	23,777	24,372
Ending combined loan and finance receivable fair value balance(b)	$1,552,280	$1,667,721	$1,637,562	$1,692,113	$1,719,211
Fair value as a % of principal(b)(c)	120.9%	121.4%	122.1%	121.6%	121.6%
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$1,390,882	$1,482,970	$1,449,511	$1,502,158	$1,525,989
Guaranteed by the Company(a)	21,797	23,826	17,954	20,014	20,750
Ending combined loan and finance receivable balance(b)	$1,412,679	$1,506,796	$1,467,465	$1,522,172	$1,546,739
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$1,344,872	$1,429,349	$1,476,814	$1,467,200	$1,524,792
Guaranteed by the Company(a)(d)	18,999	22,060	20,700	18,495	20,881
Average combined loan and finance receivable balance(b)(d)	$1,363,871	$1,451,409	$1,497,514	$1,485,695	$1,545,673
Installment loans as percentage of average combined loan and finance receivable balance	36.9%	35.9%	35.4%	35.5%	36.2%
Line of credit accounts as percentage of average combined loan and finance receivable balance	63.1%	64.1%	64.6%	64.5%	63.8%

Revenue	$410,884	$433,648	$430,825	$428,311	$443,413
Change in fair value	(203,647)	(212,947)	(217,057)	(215,393)	(246,789)
Net revenue	$207,237	$220,701	$213,768	$212,918	$196,624
Net revenue margin	50.4%	50.9%	49.6%	49.7%	44.3%

Combined loan and finance receivable originations and purchases	$569,091	$601,734	$508,245	$564,214	$589,565

Delinquencies:
> 30 days delinquent	$123,369	$123,442	$120,598	$121,333	$142,240
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	8.7%	8.2%	8.2%	8.0%	9.2%

Charge-offs:
Charge-offs (net of recoveries)	$203,588	$233,139	$227,785	$215,004	$249,545
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	14.9%	16.1%	15.2%	14.5%	16.1%

(a) Represents loans originated by a third-party lender through the CSO program that we have not yet purchased, which are not included in our consolidated balance sheets.

(b) Non-GAAP measure.

(c) Determined using period-end balances.

(d) The average combined loan and finance receivable balance is the average of the month-end balances during the period.

Demand for our consumer loan products and services in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. The ending balance, including principal and accrued fees/interest outstanding, of combined consumer loans and finance receivables at September 30, 2025 increased 9.5% to $1,546.7 million compared to $1,412.7 million at September 30, 2024, due primarily to originations outpacing repayments.

The percentage of loans greater than 30 days delinquent of 9.2% was slightly higher at September 30, 2025 compared to 8.7% at September 30, 2024, and charge-offs (net of recoveries) as a percentage of average combined loan and finance receivable balance increased to 16.1% in the current quarter compared to 14.9% for the prior year quarter. While slightly higher than the prior year quarter, these results are still in a reasonable range for the consumer portfolio and consistent with other quarters in the past four years. Compared to the prior sequential quarter ending June 30, 2025, the percentage of loans greater than 30 days delinquent and charge-offs (net of recoveries) as a percentage of average combined loan and finance receivable balance both increased, which is consistent with our normal seasonal pattern.

Revenue related to our consumer loans and finance receivables was $443.4 million for the current quarter compared to $410.9 million for the prior year quarter. The increase in revenue was driven primarily by growth in the overall portfolio. The net revenue margin related to our consumer loans and finance receivables was 44.3% in the current quarter, which was lower than the net revenue margin in three of the prior four sequential quarters due primarily to slightly higher charge-offs (net of recoveries) and delinquencies.

The ratio of fair value as a percentage of principal on consumer loans and finance receivables was 121.6% at September 30, 2025, which is fairly consistent compared to 120.9% at September 30, 2024 and 121.6% at June 30, 2025. Refer also to “Results of Operations—Valuation of Loans and Finance Receivables” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on loan valuation.

Small Business Loans and Finance Receivables

The following table includes financial information for our small business loans and finance receivables. Delinquency metrics include principal, interest, and fees, and only amounts that are past due (in thousands):

	2024		2025
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$2,327,336	$2,456,430	$2,637,651	$2,766,048	$2,948,290
Ending loan and finance receivable fair value balance	2,607,606	2,747,137	2,953,482	3,104,979	3,318,014
Fair value as a % of principal(a)	112.0%	111.8%	112.0%	112.3%	112.5%

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$2,351,885	$2,483,516	$2,667,734	$2,796,517	$2,974,371

Average loan and finance receivable balance(b)	$2,313,142	$2,412,795	$2,591,661	$2,734,474	$2,882,684
Installment loans as percentage of average combined loan and finance receivable balance	51.2%	50.3%	49.7%	48.9%	48.5%
Line of credit accounts as percentage of average combined loan and finance receivable balance	48.8%	49.7%	50.3%	51.1%	51.5%

Revenue	$269,454	$285,762	$304,596	$326,266	$348,310
Change in fair value	(83,390)	(101,144)	(100,423)	(105,163)	(93,083)
Net revenue	$186,064	$184,618	$204,173	$221,103	$255,227
Net revenue margin	69.1%	64.6%	67.0%	67.8%	73.3%

Combined loan and finance receivable originations and purchases	$1,044,829	$1,113,185	$1,221,234	$1,238,835	$1,371,874

Delinquencies:
> 30 days delinquent	$170,470	$174,390	$197,758	$184,250	$185,147
> 30 days delinquent as a % of loan balance(a)	7.2%	7.0%	7.4%	6.6%	6.2%

Charge-offs:
Charge-offs (net of recoveries)	$105,737	$109,044	$122,551	$127,876	$128,266
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	4.6%	4.5%	4.7%	4.7%	4.4%

(a) Determined using period-end balances.

(b) The average loan and finance receivable balance is the average of the month-end balances during the period.

The ending balance, including principal and accrued fees/interest outstanding, of small business loans and finance receivables at September 30, 2025 increased 26.5% to $2,974.4 million compared to $2,351.9 million at September 30, 2024, due primarily to originations outpacing repayments.

The percentage of loans greater than 30 days delinquent of 6.2% was lower at September 30, 2025 compared to 7.2% at September 30, 2024 due to improvement in credit performance. Charge-offs (net of recoveries) as a percentage of average loan balance of 4.4% during the current quarter were consistent with the prior four sequential quarters.

Revenue related to our small business loans and finance receivables was $348.3 million for the current quarter compared to $269.5 million for the prior year quarter. The increase in revenue was driven primarily by growth in the overall portfolio and, to a lesser extent, slightly higher average yields. The net revenue margin related to our small business loans and finance receivables was 73.3% for the current quarter, which is higher than the prior four sequential quarters, which had an average net revenue margin of 67.1%, due primarily to improved credit performance and slightly higher average yields.

The ratio of fair value as a percentage of principal on small business loans and finance receivables was 112.5% at September 30, 2025 compared to 112.0% at September 30, 2024 and 112.3% at June 30, 2025. The slight increase from September 30, 2024 was due primarily to improved credit performance and slightly higher average yields.

Total Operating Expenses

Total operating expenses increased $17.3 million, or 7.0%, to $263.9 million in the current quarter compared to $246.6 million in the prior year quarter.

Marketing expense increased to $147.4 million in the current quarter compared to $141.1 million in the prior year quarter due primarily to growth in the overall business with higher commissionable originations in our small business portfolio, partially offset by lower spend in certain channels and media as we optimize marketing efficiency.

Operations and technology expense increased to $64.5 million in the current quarter compared to $56.6 million in the prior year quarter, due primarily to higher variable costs, particularly underwriting, personnel costs and other selling expenses as a result of increases in originations and the size of the loan portfolio. As a percentage of revenue, operations and technology expense decreased slightly to 8.1% in the current year quarter from 8.2% in the prior year quarter as increased originations and revenues outpaced fixed costs.

General and administrative expense increased slightly to $39.6 million in the current quarter compared to $38.9 million in the prior year quarter. As a percentage of revenue, general and administrative expense decreased to 4.9% in the current year quarter from 5.6% in the prior year quarter, as increased originations and revenues outpaced fixed costs.

Depreciation and amortization expense increased $2.4 million or 23.1% compared to the prior year quarter driven primarily by general growth in the business and additional internally-developed software placed into service.

Nonoperating Items

Interest expense, net increased $10.1 million, or 13.1%, to $87.0 million in the current quarter compared to $76.9 million in the prior year quarter. The increase was due primarily to an increase of $802.1 million, or 24.9%, in the average amount of debt outstanding to $4,028.7 million during the current quarter from $3,226.6 million during the prior year quarter, partially offset by a decrease in the weighted average interest rate on our outstanding debt to 8.61% during the current quarter from 9.57% during the prior year quarter resulting primarily from year-over-year decreases in benchmark rates.

Provision for Income Taxes

The effective tax rate of 27.1% in the current quarter was higher than the 21.8% rate recorded in the prior year quarter. The higher effective tax rate is primarily due to a reduction of interest expense due to the remeasurement of unrecognized tax benefits in the prior year quarter and an increase in state tax expense resulting from certain states’ decoupling from the federal treatment of Section 174 research and experimental expenditures. The rate increase was partially offset by the impact of a valuation allowance that had been established in the prior year quarter on our investment in Linear in 2024.

Net Income

Net income increased $36.9 million, or 85.0%, to $80.3 million during the current quarter compared to $43.4 million during the prior year quarter. The increase was due primarily to an increase in income from operations due to higher net revenue and lower operating expenses as a percentage of revenue, partially offset by higher interest expense, which was the result of an increase in the average amount of debt outstanding. The prior year quarter also included a write-down of our investment in Linear of $16.6 million.

NINE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2024

Revenue and Net Revenue

Revenue increased $384.1 million, or 19.9%, to $2,312.3 million for the nine-month period ended September 30, 2025, or current nine-month period, as compared to $1,928.2 million for the nine-month period ended September 30, 2024, or prior year nine-month period. The increase was driven by a 29.2% increase in revenue from our small business portfolio and a 13.9% increase in revenue from our consumer portfolio as higher levels of originations have led to higher loan balances for both portfolios.

Net revenue for the current nine-month period was $1,328.4 million compared to $1,116.4 million for the prior year nine-month period. Our consolidated net revenue margin was 57.4% for the current nine-month period, which is fairly consistent with 57.9% for the prior year nine-month period.

The following table sets forth the components of revenue and net revenue, separated by product for the current nine-month period and the prior year nine-month period (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$1,302,549	$1,143,173	$159,376	13.9%
Small business loans and finance receivables revenue	979,172	757,713	221,459	29.2
Total loans and finance receivables revenue	2,281,721	1,900,886	380,835	20.0
Other	30,541	27,363	3,178	11.6
Total revenue	2,312,262	1,928,249	384,013	19.9
Change in fair value	(983,915)	(811,836)	(172,079)	21.2
Net revenue	$1,328,347	$1,116,413	$211,934	19.0%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	56.3%	59.3%
Small business loans and finance receivables revenue	42.4	39.3
Total loans and finance receivables revenue	98.7	98.6
Other	1.3	1.4
Total revenue	100.0	100.0
Change in fair value	(42.6)	(42.1)
Net revenue	57.4%	57.9%

Revenue generated from the Company’s operations for the current nine-month period and the prior year nine-month period was as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Loan interest	$1,525,107	$1,250,728
Statement and draw fees on line of credit accounts	648,635	561,642
Other	138,520	115,879
Total Revenue	$2,312,262	$1,928,249

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

	Nine Months Ended
	September 30,
	2025	2024
Average loan and finance receivable origination amount(a)
Consumer loans and finance receivables(b)(c)	$566	$569
Small business loans and finance receivables(c)	16,328	16,000
Total loans and finance receivables(b)	1,731	1,583

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

The average loan and finance receivable origination amount increased to $1,731 from $1,583 during the current nine-month period compared to the prior year nine-month period, due primarily to a higher proportion of loans originated in the small business portfolio, the average size of which greatly exceeds the average size of loans in the consumer portfolio, and, to a lesser extent, an increase in the average loan origination amount for our small business loans.

Total Operating Expenses

Total operating expenses increased $88.8 million, or 12.9%, to $775.6 million in the current nine-month period, compared to $686.8 million in the prior year nine-month period.

Marketing expense increased to $429.5 million in the current nine-month period compared to $372.4 million in the prior year nine-month period. The increase was due primarily to growth in the overall business with the most significant driver being higher commissionable originations and strategic partnerships in our small business portfolio.

Operations and technology expense increased to $190.7 million in the current nine-month period compared to $165.9 million in the prior year nine-month period, due primarily to higher variable costs, particularly personnel costs, underwriting costs, other selling expenses, bank charges and collection expenses, due to the increase in originations and the size of the loan portfolio. As a percentage of revenue, operations and technology expense decreased to 8.2% in the current nine-month period from 8.6% in the prior year nine-month period, as increased originations and revenues outpaced fixed costs.

General and administrative expense increased $4.1 million, or 3.5%, to $122.6 million in the current nine-month period compared to $118.5 million in the prior year nine-month period, due primarily to higher personnel costs, partially offset by lower legal and consulting costs. As a percentage of revenue, general and administrative expense decreased to 5.3% in the current nine-month period from 6.1% in the prior year nine-month period, as increased originations and revenues outpaced fixed costs.

Depreciation and amortization expense increased $2.8 million or 9.2% compared to the prior year nine-month period driven primarily by general growth in the business and additional internal-use software placed in service.

Nonoperating Items

Interest expense, net increased $36.8 million, or 17.3%, to $250.3 million in the current nine-month period compared to $213.5 million in the prior year nine-month period. The increase was due primarily to an increase of $767.1 million, or 24.9%, in the average amount of debt outstanding to $3,843.1 million during the current nine-month period from $3,076.0 million during the prior year nine-month period, partially offset by a decrease in the weighted average interest rate on our outstanding debt to 8.76% during the current nine-month period from 9.37% during the prior year nine-month period resulting primarily from year-over-year decreases in benchmark rates.

Provision for Income Taxes

The effective tax rate of 24.1% in the current nine-month period was lower compared to the effective tax rate of 24.8% in the prior year nine-month period. The decrease is primarily attributable to higher excess tax benefits on stock compensation due to stock price appreciation and additional state tax attributes generated from legal entity restructuring, partially offset by increased interest expense on unrecognized tax benefits.

Net Income

Net income increased $83.6 million, or 57.4%, to $229.4 million during the current nine-month period compared to $145.8 million during the prior year nine-month period. The increase was due primarily to an increase in income from operations due primarily to overall growth in the business driving an increase in net revenue and lower operating expenses as a percentage of revenue, partially offset by higher interest expense as a result of an increase in the average amount of debt outstanding. The prior year nine-month period also included a write-down of our investment in Linear of $16.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

We seek to maintain a stable and flexible balance sheet to ensure that liquidity and funding are available to meet our business obligations. As of September 30, 2025, we had cash, cash equivalents, and restricted cash of $357.0 million, of which $303.4 million was restricted, compared to $322.7 million, of which $248.8 million was restricted, as of December 31, 2024. During the nine months ended September 30, 2025, we issued $163.9 million of asset-backed notes and entered into a $150.0 million consumer loan securitization facility to fund our growth in our consumer loan portfolio, issued $261.4 million of asset-backed notes to fund our growth in our small business loan portfolio and increased the borrowing capacity of our existing secured revolving credit agreement (the “Credit Agreement”) to $825.0 million. As of September 30, 2025, we had funding capacity of $816.1 million. Based on numerous stressed-case modeling scenarios, we believe we have sufficient liquidity to run our operations for the foreseeable future. Further, we have no recourse debt obligations scheduled to mature until December 2028. As part of our capital and liquidity management, we may from time to time acquire our outstanding debt securities, including through redemptions, tender offers, open market purchases, negotiated transactions or otherwise, in accordance with applicable securities laws and in compliance with the indentures governing our outstanding debt securities, upon such terms and at such prices as we may determine.

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

On June 23, 2022, we entered into an amendment and restatement of the Credit Agreement that, among other changes, increased the borrowing capacity to $440.0 million, with a $20.0 million letter of credit sublimit and $10.0 million swingline loan sublimit. On October 19, 2023, we amended the Credit Agreement to, among other changes, increase the total commitment amount from $440.0 million to $515.0 million. On September 11, 2024, we further amended the Credit Agreement to, among other changes, increase the total commitment amount from $515.0 million to $665.0 million. On August 28, 2025, we further amended the Credit Agreement to, among other changes, increase the total commitment amount from $665.0 million to $825.0 million, extend the maturity date from June 2026 to August 2029 and reduce the interest rate, as applicable, from the base rate plus 0.75% to the base rate plus 0.50% and from the SOFR rate plus 3.50% to the SOFR rate plus 3.25%. In addition to customary fees for a credit facility of this size and type, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the commitment, and ranges from 0.15% per annum to 0.50% per annum depending on usage. As of October 22, 2025, our available borrowings under the Credit Agreement were $264.6 million. We also utilize several loan securitization facilities and asset-backed notes to fund our growth, primarily in our near-prime consumer loan and small business loan portfolios. As of October 22, 2025, we had funding capacity of $487.8 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer and small business loan securitization facilities.

As of September 30, 2025, we were in compliance with all financial ratios and covenants set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending, which could be expected to generate additional liquidity.

Capital

Total stockholders’ equity was $1,283.7 million at September 30, 2025 compared to $1,196.9 million at December 31, 2024. The increase of stockholders’ equity was driven primarily by net income for the nine months ended September 30, 2025 and, to a lesser extent, stock-based compensation expense, partially offset by repurchases of our outstanding common stock, which is discussed in more detail below. Our book value per share outstanding increased to $51.59 at September 30, 2025 from $46.38 at December 31, 2024, which was primarily driven by net income, partially offset by share repurchases.

On August 12, 2024, we announced the Board of Directors authorized a new share repurchase program totaling $300.0 million through December 31, 2025 (the “August 2024 Authorization”), which replaced the prior share repurchase authorization. The Company had repurchased $255.9 million of common stock under the prior share repurchase authorization before it was terminated. Repurchases under our repurchase programs are made from time to time in accordance with applicable securities laws in the open market, through privately negotiated transactions or otherwise. The share repurchase programs do not obligate us to purchase any shares of our common stock. The August 2024 Authorization may be terminated, increased or decreased by the Board of Directors in its discretion at any time. During the nine months ended September 30, 2025, we had $155.1 million in repurchases of common stock under our share repurchase program.

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

Current Debt Facilities

The following table summarizes our debt facilities as of September 30, 2025 (dollars in thousands).

	Revolving period end date	Maturity date	Weighted average interest rate(a)	Borrowing capacity		Principal outstanding
Funding Debt:
ODAS IV 2025-1 Securitization Notes	March 2028	April 2032	5.89%	$261,392		$261,392
ODAS IV 2024-2 Securitization Notes	September 2027	October 2031	5.78%	261,353		261,353
2025-A Securitization Notes	—	October 2031	7.29%	123,683		123,683
ODAS IV 2024-1 Securitization Notes	May 2027	June 2031	6.84%	399,574		399,574
2024-A Securitization Notes	—	October 2030	8.09%	59,427		59,427
ODAS IV 2023-1 Securitization Notes	July 2026	August 2030	7.66%	227,051		227,051
NCR 2022 Securitization Facility	October 2026	October 2028	8.39%	200,000		117,194
NCLOCR 2025 Securitization Facility	July 2027	July 2028	8.53%	150,000		45,000
NCLOCR 2024 Securitization Facility	February 2027	February 2028	9.64%	150,000		75,000
2023-A Securitization Notes	—	December 2027	7.78%	13,850		13,850
RAOD Securitization Facility	November 2026	November 2027	7.02%	236,842		220,846
HWCR 2023 Securitization Facility	September 2026	September 2027	8.52%	487,595		433,214
ODR 2022-1 Securitization Facility	June 2026	June 2027	7.82%	420,000		264,668
ODR 2021-1 Securitization Facility	November 2025	November 2026	7.75%	233,333		188,338
Total funding debt			7.39%	$3,224,100		$2,690,590
Corporate Debt:
Revolving line of credit	August 2029	August 2029	7.41%	$825,000	(b)	$542,000
9.125% senior notes due 2029	—	August 2029	9.13%	500,000		500,000
11.25% senior notes due 2028	—	December 2028	11.25%	400,000		400,000
Total corporate debt			9.07%	$1,725,000		$1,442,000

(a) The weighted average interest rate is determined based on the rates and principal balances on September 30, 2025. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

(b) We had an outstanding letter of credit under the Revolving line of credit of $0.4 million as of September 30, 2025.

Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
Total cash flows provided by operating activities	$1,320,310	$1,108,056
Cash flows from investing activities
Loans and finance receivables	(1,607,528)	(1,298,988)
Capitalization of software development costs and purchases of fixed assets	(35,444)	(33,244)
Total cash flows used in investing activities	(1,642,972)	(1,332,232)
Cash flows provided by financing activities	$356,731	$101,911

Cash Flows from Operating Activities

Net cash provided by operating activities increased $212.2 million, or 19.2%, to $1,320.3 million in the current nine-month period from $1,108.1 million for the prior year nine-month period. The increase was driven primarily by additional interest and fee income from growth in the loan portfolio, partially offset by higher marketing expenses, variable operations and technology expenses and interest expense on higher outstanding debt balances to fund growth in the loan portfolio.

We believe cash flows from operations and available cash balances and borrowings under our securitization facilities and Credit Agreement, which may include increased borrowings under the Credit Agreement, any refinancing or replacement thereof, and additional securitization of consumer and small business loans, will be sufficient to fund our future operating liquidity needs, including to fund our working capital growth.

Cash Flows from Investing Activities

Net cash flows used in investing activities was $1,643.0 million for the current nine-month period compared to $1,332.2 million for the prior year nine-month period. This change was due primarily to loan originations outpacing repayments by a wider margin in the current nine-month period compared to the prior year nine-month period.

Cash Flows from Financing Activities

Net cash provided by financing activities for the current nine-month period was driven primarily by $451.8 million in net borrowings under our securitization facilities and $89.0 million in net borrowings under our revolving line of credit, partially offset by $179.3 million in share repurchases. Cash flows provided by financing activities for the prior year nine-month period were driven primarily by $387.6 million in net borrowings under our securitization facilities, partially offset by $238.1 million in share repurchases and $43.7 million in net repayments of senior notes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2025 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b)(c) (in thousands)
July 1 – July 31, 2025	94,669	$112.44	94,669	$107,005
August 1 – August 31, 2025	164,953	107.72	163,618	89,371
September 1 – September 30, 2025	80,922	120.95	80,922	79,583
Total	340,544	$112.18	339,209	$79,583

(a) Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 1,335 shares for the month of August. These shares were not acquired pursuant to a publicly announced repurchase plan.

(b) The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended September 30, 2025, the Company reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accounts payable and accrued expenses on the consolidated balance sheet. All dollar amounts presented exclude such excise taxes.

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

ITEM 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

During the quarter ended September 30, 2025, none of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Enova International, Inc. Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on July 28, 2023)
3.1
3.2	Enova International, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 17, 2017)

10.1*	Form of Enova International, Inc. Fourth Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right

10.2*

Third Amendment to Amended and Restated Credit Agreement and Joinder, dated as of August 28, 2025, among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party thereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party thereto, as Guarantors, the Lenders party thereto, and Bank of Montreal, as Administrative Agent and Collateral Agent

10.3*

Loan and Security Agreement, dated as of July 17, 2025, among NetCredit LOC Receivables 2025, LLC, as Borrower, Banc of California, as Administrative Agent and Initial Class A Lender, Omaha ABF V LLC and Omaha ABF VII LLC, each as an Initial Class B Lender, and each of the other lenders from time to time party thereto

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

Date: October 24, 2025	ENOVA INTERNATIONAL, INC.

	By:	/s/ Steven E. Cunningham
Steven E. Cunningham
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)