Form 10-K
period 2025-12-31
Enova International, Inc.
filed 2026-02-20
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of 23,940,686 shares of the registrant’s common stock, par value $0.00001 per share, held by non-affiliates on June 30, 2025 was approximately $2,669,865,303.

At February 17, 2026 there were 25,010,319 shares of the registrant’s Common Stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2026 Annual Meeting of stockholders are incorporated by reference into Part III of this report.

ENOVA INTERNATIONAL, INC.

YEAR ENDED DECEMBER 31, 2025

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
•
our ability to consummate the pending acquisition of Grasshopper Bancorp, Inc. and Grasshopper Bank (collectively, “Grasshopper”) and, if consummated, to successfully integrate Grasshopper Bank’s insured bank functionality into our business and satisfy new regulatory requirements associated with owning an insured bank;
•
the possibility that the anticipated benefits and synergies of the Grasshopper transaction are not realized when expected or at all, and that the proposed transaction may be more expensive to complete than anticipated, as well as the diversion of management’s attention prior to and following the consummation of the transaction from ongoing business operations and opportunities;
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
•
impacts on our business as the result of the January 2026 executive management changes;
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
•
risks related to any other acquisitions the Company may undertake in the future, including that the Company will not be able to successfully integrate any such acquired companies or that costs associated with such integration are higher than anticipated;
•
the cost savings, synergies, growth and cash flows anticipated from any such acquisitions will not be fully realized or will take longer to realize than expected;
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

PART I

ITEM 1. BUSINESS

Overview

We are a leading technology and analytics company focused on providing online financial services. In 2025, we extended approximately $7.8 billion in credit or financing to borrowers. As of December 31, 2025, we offered or arranged loans or draws on lines of credit to consumers in 37 states in the United States and Brazil. We also offered or arranged financing to small businesses in 49 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers and small businesses that have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through December 31, 2025, we have completed approximately 69.3 million customer transactions and collected more than 95 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years having expanded the markets we serve and the financing products we offer. These financing products include installment loans and line of credit accounts.

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

We have developed proprietary underwriting systems based on data we have collected over our more than 21 years of experience. These systems employ advanced risk analytics, including machine learning and artificial intelligence, to decide whether to approve financing transactions, to structure the amount and terms of the financings we offer pursuant to jurisdiction-specific regulations and to provide customers with their funds quickly and efficiently. Our systems closely monitor collection and portfolio performance data that we use to continually refine machine learning-enabled analytical models and statistical measures used in making our credit, purchase, marketing and collection decisions. Approximately 90% of models used in our analytical environment are machine learning-enabled.

Our flexible and scalable technology platforms allow us to process and complete customers’ transactions quickly and efficiently. In 2025, we processed approximately 4.3 million transactions, and we continue to grow our loan and finance receivable portfolios and increase the number of customers we serve through desktop, tablet and mobile platforms. Our highly customizable technology platforms allow us to efficiently develop and deploy new products to adapt to evolving regulatory requirements and consumer preference, and to enter new markets quickly. In October 2020, we acquired, through a merger, On Deck Capital Inc. (“OnDeck”), a small business lending company offering lending and funding solutions to small businesses, to expand our small business offerings. In March 2021, we acquired Pangea Universal Holdings (“Pangea”), which provides mobile international money transfer services to customers in the U.S with a focus on Latin America and Asia. These products and services have allowed us to further diversify our product offerings and customer base.

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

Consumer installment loans. Certain subsidiaries (i) directly offer installment loans, (ii) as part of our Bank Programs, as discussed below, purchase, or purchase a participating interest in, installment loans or (iii) as part of our CSO program, arrange and guarantee installment loans, as discussed below, to consumers in 37 states in the United States. Internationally, we also offer or arrange unsecured consumer installment loan products in Brazil. Terms for our consumer installment loan products range between 3 and 60 months with an average contractual term of 39 months. These loans have regular payments that amortize principal. Loan sizes for these products range between $300 and $10,000. The majority of these loans accrue interest daily at a fixed rate for the life of the loan and have no fees. The average annualized yield for these loans was 90% for the year ended December 31, 2025. Loans may be repaid early at any time with no additional prepayment charges.

Small business installment loans. Certain subsidiaries offer, or arrange through our Bank Programs, small business installment loans in 49 states and in Washington D.C. in the United States. Terms for these products range between 6 and 24 months with an average contractual term of 15 months. These loans have regular payments that amortize principal. Loan sizes for these products range between $5,000 and $400,000. There is generally a fee paid upon origination, and total interest is typically calculated at a fixed rate for the life of the loan. A portion of the interest is forgivable if prepaid early, although we also offer a full prepayment forgiveness option at a higher interest rate. The average annualized yield for these products was 48% for the year ended December 31, 2025.

Consumer line of credit accounts. Certain subsidiaries directly offer, or purchase participation interests in receivables through our Bank Programs, new consumer line of credit accounts in 31 states (and continue to service existing line of credit accounts in two additional states) in the United States. Line of credit accounts allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit, which ranges between $100 and $7,000. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with the terms of the line of credit account. The repayment period varies depending upon certain factors, which may include outstanding principal and differences in minimum payment calculations by product. Customers are typically charged a fee when funds are drawn and subsequently incur fee- or interest-based charges at a fixed rate, depending upon the product and the state in which the customer resides. The average annualized yield for these products was 147% for the year ended December 31, 2025.

Small business line of credit accounts. Certain subsidiaries offer, or arrange through our Bank Programs, small business line of credit accounts in 49 states and in Washington D.C. in the United States. Terms for these products range between 12 and 24 months with regular payments that amortize principal. Loan sizes for these products range between $5,000 and $200,000. Interest is calculated at a fixed rate based on the outstanding balance. There is generally no fee paid upon origination with the exception of one of our small business line of credit products, which has an origination fee when allowed by state law. The average annualized yield for these products was 49% for the year ended December 31, 2025.

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

As of December 31, 2025 and 2024, the outstanding amount of active and current consumer loans originated by third-party lenders and guaranteed by us under the CSO program was $22.3 million and $23.8 million, respectively.

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

As of December 31, 2025, we operated programs with five separate bank partners. Purchases under these programs represented 31.6% and 32.0% of our consolidated originations and purchases for the years ended December 31, 2025 and 2024, respectively. Management does not deem there to be significant reliance on any of our banking partners.

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

Our Markets

We currently provide our services in the following countries:

United States. We began our online business in the United States in May 2004. As of December 31, 2025, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, OnDeck at www.ondeck.com and Headway Capital at www.headwaycapital.com, and we market our money transfer platform under the name Pangea at www.pangeamoneytransfer.com. The United States represented 97.5% of our total revenue in 2025 and 98.0% of our total revenue in 2024.

Brazil. In June 2014, we launched our business in Brazil under the name Simplic at www.simplic.com.br, where we arrange unsecured consumer installment loans for a third-party lender. We plan to continue to invest in and expand our financial services program in Brazil. Brazil represented 2.4% of total revenue in 2025 and 1.9% of total revenue in 2024.

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

The breakout of the combined loans and finance receivables and revenue of our product offerings is set forth below:

Year ended December 31, 2025
Revenue by Product

Other 1%
Small Business 43%
Consumer 56%

Year ended December 31, 2025
Combined Loans and Finance Receivables by Product
Consumer
32%
Small Business
68%

Our Industry

The internet has transformed how consumers and small businesses shop for and acquire products and services. According to a study by the United Nations, 74% of the world’s population had access to the internet in 2025. Accompanying the rise in internet usage is the continued disruption of storefront retail by e-commerce companies like Amazon, as consumers are routinely purchasing goods and interacting with businesses online. The U.S. Census Bureau of the Department of Commerce reported e-commerce saw a 5.1% increase in the third quarter of 2025 compared to 2024. According to the U.S. Census Bureau, e-commerce sales as a percent of total quarterly retail sales in the United States accounted for 16.4% in the third quarter of 2025. In addition, a number of traditional financial services, such as banking, bill payment and investing, have become widely available online. A November 2025 report by the American Bankers Association found that approximately 76% of bank customers in a U.S. sample have used mobile apps or online banking as a means of accessing banking services in the past 12 months. This level of use highlights the extent to which consumers now accept the internet for conducting their financial transactions and are willing to entrust their financial information to online companies. We believe the increased acceptance of online financial services has led to an increased demand for online lending and financing, the benefits of which include customer privacy, easy access, security, 24/7 availability to apply for a loan or financing, speed of funding and transparency of fees and interest.

We use the internet to serve the large and growing number of underbanked consumers and small businesses that have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. In its Report on the Economic Well-Being of U.S. Households in 2024 published in May 2025, the Federal Reserve noted that relatively small, unexpected expenses, such as a car repair or a modest medical bill, can be a hardship for many families and that, when faced with a hypothetical expense of $400, 37 percent of adults said they could not cover it completely using cash, savings or a credit card paid off at the end of the month, revealing the need for alternative sources. The Federal Reserve also reported that a sizable portion of the population (17%) is unbanked or underbanked. In 2025, according to the same study, the Federal Reserve also reported a 2% decrease in the origination of new consumer credit over the past 12 months.

Small businesses are also impeded by a lack of access to credit from traditional lenders. According to a 2025 study by the Federal Reserve Banks, 55% of employer firms used personal funds to address their business’s financial challenges. Online lending and funding options have emerged as a solution for small businesses that are seeking capital.

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

Our Customers

Our non-prime consumer base is comprised largely of individuals who earn an average annual income of $42,000 in the United States. The non-prime lending market is sizable in the United States and Brazil. We estimate there is an $85 billion consumer lending opportunity market in the United States. In Brazil, we estimate there to be a $49 billion consumer loans market. Small business lending is also an attractive market opportunity, with an estimated total U.S. small business loan market of $313 billion. Tighter banking regulations have forced banks to vacate the U.S. market for loans under $1 million. According to a 2025 study by the Federal Reserve Banks, loans under $250 thousand accounted for 78% of all small business loan applications. Our small business customers have median annual sales of approximately $585 thousand and an average operating history of 11.4 years.

Our Competitive Strengths

We believe that the following competitive strengths position us well for continued growth:

•
Significant operating history and first mover advantage. As an early entrant in the online lending sector, we have accumulated more than 95 terabytes of currently accessible consumer behavior data from more than 69 million transactions. This database allows us to market to a customer base with an established borrowing history as well as to better evaluate and underwrite new customers, leading to better loan performance. In order to develop a comparable database, we believe that competitors would need to incur high marketing and customer acquisition costs, overcome customer brand loyalties and have sufficient capital to withstand higher early losses associated with unseasoned loan portfolios. Additionally, we are licensed in all jurisdictions that require licensing and believe that it would be difficult and time-consuming for a new entrant to obtain such licenses. We have also created strong brand recognition over our more than 21 years of operating history and we continue to invest in our brands, such as CashNetUSA, NetCredit, OnDeck, Headway Capital, Simplic and Pangea, to further increase our visibility.
•
Proprietary analytics, data and underwriting. We have developed a fully integrated decision engine that evaluates and rapidly makes credit and other determinations throughout the customer relationship, including automated decisions regarding marketing, underwriting, customer contact and collections. Our decision engine currently handles more than 100 algorithms and over 1,000 variables. These algorithms are constantly monitored, validated, updated and optimized to continuously improve our operations. Our machine learning-enabled proprietary models are built on over 21 years of lending history, using advanced statistical methods that take into account our experience with the millions of transactions we have processed during that time, and the use of data from numerous third-party sources. Since we designed our system specifically for our specialized products, we believe our system provides more predictive assessments of future loan behavior than traditional credit assessments, such as the Fair Isaac Corporation score (“FICO score”), and therefore, results in better evaluation of our customer base. With OnDeck, we have a loan decision process, including the proprietary OnDeck Score®, which provides us with significant visibility and predictability to assess the creditworthiness of small businesses and allows us to better serve more customers across more industries.
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
•
Customer First approach. We believe that non-prime credit consumers and small businesses are not adequately served by traditional lenders. To better serve these consumers and small businesses, we use customer-focused business practices, including extended-hours availability of our customer service team by phone, email and web chat. We continuously work to improve customer satisfaction by evaluating information from website analytics, customer surveys, contact center feedback and focus groups. Our contact center teams receive training on a regular basis and are monitored by quality assurance managers. We believe customers who wish to access credit or financing again often return to us because of our dedication to customer service, the transparency of our fees and interest charges and our adherence to trade association “best practices.” As of January 2026, NetCredit, CashNetUSA, OnDeck and Headway Capital have Excellent TrustScores of 4.8, 4.5, 4.6 and 4.3, respectively, on Trustpilot. Trustpilot is an online customer review platform that hosts 300+ million reviews of businesses worldwide who use it for insights into customer satisfaction. A TrustScore is calculated on a scale from 1 to 5, giving more weight to newer reviews. Each brand’s score is at the upper end of customer satisfaction ratings in the non-bank financial services industry. NetCredit, CashNetUSA, OnDeck and Headway Capital have also achieved an A+ rating from the Better Business Bureau.
•
Diligent regulatory compliance. We conduct our business in a highly regulated industry. We are focused on regulatory compliance and have devoted significant resources to comply with laws that apply to us in each of the jurisdictions in which we operate, including laws and regulations relating to interest, fees, loan durations and renewals or extensions, loan amounts, disclosures and underwriting requirements. Our compliance experience and proprietary technology platform allow us to launch new products and enter new geographic regions with a focus on compliance with applicable laws and customer protection. We are members of industry trade groups, including the Online Lenders Alliance in the United States, which has promulgated “best practices” for our industry that we have adopted, and the Innovative Lending Platform Association, a leading trade organization representing a diverse group of online lending and service companies serving small businesses. The flexibility of our online platform enables us to rapidly adapt our products as necessary to comply with changes in regulation, without the need for costly and time-consuming retraining of store-based employees and other expenses faced by our storefront competitors.

•
Proven history of growth and profitability. Over the last five years, we grew the principal balance of our loans and finance receivables at a compound annual growth rate of 30.3%, from $1,263.1 million as of December 31, 2020 to $4,748.0 million as of December 31, 2025. Over the same period, our revenue grew at a compound annual growth rate of 23.8%, from $1,083.7 million in 2020 to $3,151.7 million in 2025 and our net income from continuing operations was $378.1 million in 2020 and $308.4 million in 2025, and our net income from continuing operations as a percent of revenue was 34.9% in 2020 and 9.8% in 2025. Adjusted EBITDA, a non-GAAP measure, grew at a compound annual growth rate of 14.6%, from $415.3 million in 2020 to $820.9 million in 2025 and adjusted EBITDA as a percent of revenue was 38.3% in 2020 and 26.0% in 2025.
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
•
Introduce new products and services. We plan to attract new categories of consumers and small businesses not well served by traditional lenders through the introduction of new products and services. We have introduced new products and customer-friendly product features to meet customer demand for timely, flexible credit options including installment loans, line of credit accounts, and small business loans and financing, many of which offer risk-tiered rate structures and some that offer performance-based rate reduction features. We also offer international money transfer services for people working in the U.S. sending money to people overseas. All of these leverage our analytics expertise and our flexible and scalable technology platform. One of our first, industry changing product introductions was offering short-term unsecured installment loans and line of credit accounts to working people who previously were limited to two-week loans, bank overdrafts, or pawn loans. Next, starting over ten years ago, our NetCredit business began offering one of the first longer duration installment loan products reporting to major credit-reporting agencies for near-prime consumers in the U.S. and, in 2019, we launched a line of credit product for that market with a performance-based fee reduction feature. In 2014, we launched our business in Brazil, where we arrange installment loans with convenient repayment features for borrowers in partnership with a third-party lender. In October 2020, we acquired OnDeck, a small business lending company, to expand our small business lending and funding offerings in the U.S., joining it with our line of credit product from Headway Capital (established in 2014). In 2016, we launched a program for chartered banks where we provide technology, loan servicing and marketing services to banks to allow them to offer unsecured consumer installment loans and line of credit accounts; with the acquisition of OnDeck, the program expanded to small business installment loans and line of credit accounts. In March 2021, we added international money transfer services with the acquisition of Pangea, which provides mobile international money transfer services to customers in the U.S. In December 2025, we agreed to acquire Grasshopper, which we expect will provide opportunities for simplicity in certain regulatory areas, expanded product and market reach and access to lower-cost funding. We intend to continue to evaluate and offer new products and services that complement our online specialty financial services in order to meet the growing needs of consumers and small businesses.

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

The key elements of our technology platforms include:

•
Scalable Information Technology infrastructure. Our Information Technology infrastructure allows us to meet customer demand and accommodate business growth. Our services rely on accessing, evaluating and creating large volumes of data including, for example, information collected from nearly 100 million credit reports during 2025. This rich dataset has grown significantly over our more than 21 year history and will continue to grow as our business expands. We believe that our scalable IT infrastructure enables us to meet substantial growth demands.
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

Proprietary Data and Analytics

Decision Engine

We have developed a fully integrated decision engine that evaluates and rapidly makes credit and other determinations throughout the customer relationship, including automated decisions regarding marketing, fraud, underwriting, customer contact and collections that leverage artificial intelligence and machine learning-enabled models. Our decision engine currently handles more than 100 algorithms and over 1,000 variables. The algorithms in use are constantly monitored, validated, updated and optimized to continuously improve our operations. In order to support the daily running and ongoing improvement of our decision engine, we have assembled a highly skilled team of approximately 90 data and analytics professionals as of December 31, 2025.

Proprietary Data, Models and Underwriting

Our proprietary models are built on more than 21 years of history, using advanced statistical methods that take into account our experience with the millions of transactions we have processed during that time and the use of data from numerous third-party sources. We continually update our machine learning-enabled underwriting models to manage risk of defaults and to structure loan and financing terms. Our system completes these assessments within seconds of receiving the customer’s data.

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

Operations

Management and Personnel

Executive Officers

Our executive officers, and information about each as of February 20, 2026 are listed below.

NAME	POSITION WITH ENOVA	AGE
Steven Cunningham	Chief Executive Officer	56
Scott Cornelis	Chief Financial Officer and Treasurer	47
David Fisher	Executive Chairman	56
Kirk Chartier	Chief Strategy Officer	62
Sean Rahilly	General Counsel & Chief Compliance Officer	52

There are no family relationships among any of the officers named above. Each officer of Enova holds office from the date of appointment until removal or termination of employment with Enova. Set forth below is additional information regarding the executive officers identified above.

Steven Cunningham has served as our Chief Executive Officer since January 1, 2026. Mr. Cunningham joined Enova as our Chief Financial Officer in June 2016. Mr. Cunningham joined Enova from Discover Financial Services, where he most recently served as Executive Vice President and Chief Risk Officer for Discover’s $8.7 billion direct banking and payment services business. He joined Discover as its Corporate Treasurer in 2010. Prior to Discover, Mr. Cunningham was the CFO of Harley-Davidson Financial Services, a $7 billion receivables business, and spent eight years at Capital One Financial in various corporate and line of business finance leadership positions, including CFO for the Auto Finance segment, a $20 billion receivables business, and CFO for the company’s banking segment. Mr. Cunningham also has experience as a bank regulator with the FDIC. Mr. Cunningham has served on the Board of Directors of AgriBank, a Farm Credit Bank, since January 2022. Mr. Cunningham received a bachelor’s degree in Corporate Finance and Investment Management from the University of Alabama and a Master of Business Administration from George Washington University. He also holds the professional designation of Chartered Financial Analyst.

Scott Cornelis has served as our Chief Financial Officer since January 1, 2026. Mr. Cornelis joined Enova in September 2017 as Treasurer and became the Vice President of Finance and Treasurer in June 2023. In his prior roles at Enova, he led the company’s treasury, capital markets, finance and investor relations functions. Mr. Cornelis has more than 25 years of finance and banking experience. Prior to joining Enova, he led the treasury, capital markets and finance functions at BorrowersFirst, an online consumer lending platform, from 2015 to 2017. Prior to BorrowersFirst, Mr. Cornelis spent 14 years at J.P. Morgan, and its predecessor, Bank One, where he served in various roles in commercial and investment banking. Most recently, he served as an Executive Director in the Securitized Products group at J.P. Morgan, where he led the structuring and execution of complex asset-backed transactions for financial services clients, including credit card, consumer loan and student loan securitizations. Mr. Cornelis holds a Bachelor of Business Administration in Economics from the University of Iowa.

David Fisher has served as our Executive Chairman since January 1, 2026, following his transition from Chief Executive Officer. Mr. Fisher joined Enova as our Chief Executive Officer in January 2013, and has also served as a Director since February 2013, including as Chairman since October 2014. Prior to joining Enova, Mr. Fisher was Chief Executive Officer of optionsXpress Holdings, Inc., or optionsXpress, from October 2007 until The Charles Schwab Corporation (“Schwab”), acquired the business in September 2011. Following the acquisition, Mr. Fisher served as President of optionsXpress until March 2012. Mr. Fisher also served as the President of optionsXpress from March 2007 to October 2007 and as the Chief Financial Officer of optionsXpress from August 2004 to March 2007. Prior to joining optionsXpress, Mr. Fisher served as Chief Financial Officer of Potbelly Sandwich Works from February 2001 to July 2004, and before that in the roles of Chief Financial Officer and General Counsel for Prism Financial Corporation. In addition, Mr. Fisher currently serves on the Board of Directors of GoHealth, Inc., Meridian International and Friss fraudebestrijding. Mr. Fisher previously served on the Boards of Directors of Fathom Digital Manufacturing Corporation, optionsXpress, CBOE Holdings, Inc., InnerWorkings, Inc., GrubHub, Inc. and Just Eat Takeaway.com N.V. Mr. Fisher received a Bachelor of Science degree in Finance from the University of Illinois and a law degree from Northwestern University School of Law.

Kirk Chartier currently serves as our Chief Strategy Officer. Mr. Chartier joined Enova in April 2013 as Chief Marketing Officer. Prior to joining Enova, Mr. Chartier was the Executive Vice President & Chief Marketing Officer of optionsXpress Holdings from January 2010 until Schwab acquired the business in September 2011. Following the acquisition, Mr. Chartier served as Vice President of Schwab through May 2012. From 2004 to 2010, Mr. Chartier was the Senior Managing Principal and Business Strategy Practice Leader for the Zyman Group, a marketing and strategy consultancy owned by MDC Partners, where he also served in interim senior marketing executive roles for Fortune 500 companies, including Safeco Insurance. Mr. Chartier has held executive roles at technology companies including as Senior Vice President of Business Services & eCommerce for CommerceQuest, as Vice President of Online Marketing & Strategy for THINK New Ideas and as a Corporate Auditor for the General Electric Company. In addition, Mr. Chartier serves on the Board of Directors of Lifeway Foods, Inc. He started his career as a combat pilot with the U.S. Marine Corps and is a veteran of Desert Storm. Mr. Chartier received a Master of Business Administration from Syracuse University, a Bachelor of Arts in Economics from the College of the Holy Cross, and a Bachelor of Science in Engineering from Worcester Polytechnic Institute.

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

Human Capital

Our Workforce. Our employees are primarily located in the United States, with a portion of our workforce in Mexico and Brazil. As of December 31, 2025, we had 1,836 employees, with 1,794 of our employees located in the United States. None of our employees are currently covered by a collective bargaining agreement or represented by an employee union. We believe we have one of the most skilled and talented teams of professionals in the industry. Our employees have exceptional educational backgrounds, with numerous post-graduate and undergraduate degrees in science, technology, engineering, and mathematics fields. We hire and develop a diverse range of top talent from graduate and undergraduate programs at premier institutions as well as from coding bootcamps such as Code Platoon. The extensive education of our team is complemented by the experience our leadership team obtained at leading financial services companies and technology firms such as optionsXpress, Discover Financial Services, First American Bank, JPMorgan Chase and Groupon.

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

Rewards & Benefits. The primary objectives of our compensation program are to: support Enova’s core values; attract, motivate, and retain the best talent; encourage and reward high performance and results, while aligning short- and long-term interests with those of our stockholders; and reinforce our strategy to grow our business as we continue to innovate. We offer employees competitive and comprehensive total rewards packages. For U.S.-based employees, this includes competitive base pay; annual bonus consideration; long-term incentive grants; employer-subsidized health, dental, and vision insurance; an employer match for 401(k) savings; paid and unpaid time off; group term life and disability insurance; paid volunteer day; paid holidays; paid parental leave; and a summer hours program. Enova offers additional corporate perks to its U.S. employees, including a discount savings program, tuition reimbursement, last-minute childcare reimbursement, and meal ordering. Enova also offers a paid four-week sabbatical program for eligible employees. Legal, financial, and work-life solutions and support are available through our Employee Assistance Program.

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

U.S. Federal Regulation

Consumer Lending Laws. Our consumer loan business is subject to the federal Truth in Lending Act (“TILA”), and its underlying regulations, known as Regulation Z, and the Fair Credit Reporting Act (“FCRA”). These laws require us to provide certain disclosures to prospective borrowers and protect against unfair credit practices. The principal disclosures required under TILA are intended to promote the informed use of consumer credit. Under TILA, when acting as a lender, we are required to disclose certain material terms related to a credit transaction, including, but not limited to, the annual percentage rate, finance charge, amount financed, total of payments, the number and amount of payments and payment due dates to repay the indebtedness. The FCRA regulates the collection, dissemination and use of consumer information, including consumer credit information. The federal Equal Credit Opportunity Act

(“ECOA”) prohibits us from discriminating against any credit applicant on the basis of any protected category, such as race, color, religion, national origin, sex, marital status or age, and requires us to notify credit applicants of any action taken on the individual’s credit application.

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

Debt Collection Practices. Certain subsidiaries are subject to the Fair Debt Collection Practices Act (“FDCPA”), and for certain other subsidiaries, we use the FDCPA as a guide in connection with operating our collection activities. We are also required to comply with all applicable state collection practices laws.

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

CFPB

In July 2010, the U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and Title X of the Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), which regulates consumer financial products and services, including consumer loans and remittance transfers that we offer. The CFPB has regulatory, supervisory and enforcement powers over providers of certain consumer financial products and services, including explicit supervisory authority to examine and require registration of certain providers. Pursuant to these powers, the CFPB has examined our lending products, services and practices, and we expect certain products to continue to be examined on a regular basis by the CFPB.

In October 2017, the CFPB issued its final rule entitled “Payday, Vehicle Title, and Certain High-Cost Installment Loans” (the “Small Dollar Rule”), which covers certain consumer loans that we offer. While the ability to repay provisions were rescinded in 2020, the payment provisions remain in effect. These provisions require that if a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. Additionally, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed withdrawal attempts. Following a series of constitutional challenges, the Supreme Court upheld the constitutionality of the funding structure of the CFPB and the Fifth Circuit upheld the Small Dollar Rule. On March 28, 2025, the CFPB issued a press release entitled “CFPB Offers Regulatory Relief for Small Loan Providers” indicating that the CFPB “will not prioritize enforcement or supervision actions with regard to any penalties or fines associated with the Payment Withdrawal provisions and the Payment Disclosure provisions once they become operative on March 30, 2025.” The CFPB also indicated that it is contemplating issuing a notice of proposed rulemaking to narrow the scope of the Small Dollar Rule. If the CFPB elects to prioritize enforcement and we are not able to execute payment process and customer notification changes effectively because of unexpected complexities, costs or otherwise, we cannot guarantee that the Small Dollar Rule will not have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows.

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

On March 30, 2023, the CFPB issued its final rule to implement Section 1071 of the Dodd-Frank Act. Section 1071 amended the Equal Credit Opportunity Act to require financial institutions to collect and report certain data in connection with credit applications made by small businesses, including women- or minority-owned small businesses, and applies to small business loans that we offer. For loans covered by the small business lending rule, a “covered lender” will be required to collect and report on certain information pursuant to an application for credit. Section 1071 requires covered lenders to collect and report information the financial institution generates and information obtained from the applicant, including the applicant’s minority-owned business status, women-owned business status and LGBTQI+-owned status and the applicant’s principal owners’ ethnicity, race and sex, and expressly prohibits a financial institution from discouraging an applicant from responding to requests for applicant-provided data. On June 18, 2025, following various litigation challenges, the CFPB issued an interim final rule to extend the compliance deadlines by approximately one year. It further indicated its intent to initiate a new Section 1071 rulemaking and that it anticipated issuing a notice of proposed rulemaking as expeditiously as reasonably possible. On October 2, 2025, the CFPB published a final rule with the same extended compliance dates provided for in the June interim rule. On November 13, 2025, the CFPB issued a notice of proposed rulemaking to narrow the scope of the rule, including removing certain data points, and to extend the compliance date to January 1, 2028. Absent further court action, legislative action or action by the CFPB, the Company’s small business loan business will need to update its application process to appropriately collect, store and report data required by Section 1071’s implementing regulation. The Company will continue to monitor litigation, rulemaking and bills related to the rule.

For further discussion of the CFPB and its regulatory, supervisory and enforcement powers, see “Risk Factors—Risks Related to Our Business and Industry—The Consumer Financial Protection Bureau has supervisory authority over our U.S. consumer businesses that could have a significant impact on our U.S. business” in Part I, Item 1A of this report.

One Big Beautiful Bill Act

On July 4, 2025, the “One Big Beautiful Bill Act” (the “OBBBA”) was enacted into law. The OBBBA’s various provisions include, among other provisions, accelerated tax deductions for qualified property and research expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. We have evaluated the OBBBA and reflected its impact on the consolidated financial statements. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

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
•
The CFPB has supervisory authority over certain of our U.S. consumer businesses that could have a significant impact on our U.S. business.
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
•
Our U.S. consumer loan and small business loan businesses are seasonal in nature, which causes our cash flows to fluctuate over the year.
•
Our success is dependent, in part, upon our officers, and if we are not able to attract and retain qualified officers, our business could be materially adversely affected.

Risks Related to Our Pending Acquisition of Grasshopper

•
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated, cannot be met, or that could have an adverse effect on us following the consummation of the acquisition of Grasshopper.
•
Failure to complete the Grasshopper acquisition could negatively affect our share price, future business and financial results.
•
Potential litigation relating to the Grasshopper mergers could result in significant costs, management distraction, and/or a delay of or injunction against the Grasshopper acquisition.
•
We expect to incur substantial expenses related to the mergers.

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

If the CFPB elects to prioritize enforcement of a new rule that impacts the consumer lending industry, this rule could have a material adverse effect on our U.S. consumer lending business.

In October 2017, the CFPB issued its final rule entitled “Payday, Vehicle Title, and Certain High-Cost Installment Loans” (the “Small Dollar Rule”), which covers certain consumer loans that we offer. While the ability to repay provisions were rescinded in 2020, the payment provisions remain in effect. These provisions require that if a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. Additionally, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed withdrawal attempts. Following a series of constitutional challenges, the Supreme Court upheld the constitutionality of the funding structure of the CFPB and the Fifth Circuit upheld the Small Dollar Rule. On March 28, 2025, the CFPB issued a press release entitled “CFPB Offers Regulatory Relief for Small Loan Providers” indicating that the CFPB “will not prioritize enforcement or supervision actions with regard to any penalties or fines associated with the Payment Withdrawal provisions and the Payment Disclosure provisions once they become operative on March 30, 2025.” The CFPB also indicated that it is contemplating issuing a notice of proposed rulemaking to narrow the scope of the Small Dollar Rule. If the CFPB elects to prioritize enforcement and we are not able to execute payment process and customer notification changes effectively because of unexpected complexities, costs or otherwise, we cannot guarantee that the Small Dollar Rule will not have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows.

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

In the past we have ceased business in, restricted our operations in, or chosen not to begin business in, certain jurisdictions due to regulatory restrictions which render our operations impermissible, unprofitable or impractical. In addition, because we are in some cases subject to state/provincial and local regulation in addition to federal/national regulation, we may restrict or discontinue business in certain jurisdictions within countries where we are otherwise active. For example, as of December 31, 2025, we did not offer or arrange consumer loans in 13 U.S. states because we do not believe it is economically feasible to operate in those jurisdictions due to specific statutory or regulatory restrictions, such as interest rate ceilings or caps on the fees that may be charged.

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

Restrictions on our third-party debt collectors or that apply to our attempts to collect debt originated by other lenders may have an adverse impact on our U.S. products and services.

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

Certain states require a license to broker commercial loans or apply other restrictions to loan brokering activities. We believe that our strategic referral program for small business products would not be considered loan brokering under most state laws and, as such, would not require us to obtain a license. There is a risk that states could adopt new laws or amend or interpret existing laws to require us to obtain a broker license, impose penalties for noncompliance, or otherwise prevent us from making further referrals and collecting commissions from our referral partners. Challenges to our program could also result in costly and time-consuming litigation, damage to our reputation and harm our operating results.

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

We pay commissions to strategic partners and ISOs on the small business installment loans and lines of credit we originate through these channels. We pay these commissions at the time the installment loan is originated or line of credit is opened or drawn on. We generally do not require that this commission be repaid to us in the event of a default on an installment loan or line of credit. While we generally discontinue working with strategic partners and ISOs that refer customers to us that ultimately have unacceptably high levels of defaults, to the extent that our strategic partners and ISOs are not at risk of forfeiting their commissions in the event of defaults, they may, to an extent, be indifferent to the riskiness of the potential customers that they refer to us.

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

In the United States, the FCRA regulates the collection, dissemination and use of consumer information, including consumer credit information. Compliance with the FCRA and related laws and regulations concerning consumer reports remains under regulatory scrutiny. The FCRA requires us to provide a Notice of Adverse Action to a consumer loan applicant when we deny an application for credit, which, among other things, informs the applicant of the action taken regarding the credit application and the specific reasons for the denial of credit. The FCRA also requires us to promptly update any credit information reported to a consumer reporting agency about a consumer and to allow a process by which consumers may inquire about credit information furnished by us to a consumer reporting agency. Historically, the FTC has played a key role in the implementation, oversight, enforcement and interpretation of the FCRA. Pursuant to the Dodd-Frank Act, the CFPB has primary supervisory, regulatory and enforcement authority of FCRA issues, although the FTC also retains its enforcement role regarding the FCRA. The CFPB has taken a more active approach than the FTC, including with respect to regulation, enforcement and supervision of the FCRA. Changes in the regulation, enforcement or supervision of the FCRA may materially affect our business if new regulations or interpretations by the CFPB or the FTC require us to materially alter the manner in which we use personal data in our credit underwriting. The oversight of the FCRA by both the CFPB and the FTC and any related investigation or enforcement activities or our failure to comply with the FCRA may have a material adverse impact on our business, including our operations, our mode and manner of conducting business and our financial results.

In addition, our operations in the State of California are subject to the California Consumer Privacy Act of 2018 (“CCPA”), which expanded the privacy rights of California residents and regulates the sharing of consumer information of California residents, and the California Privacy Rights Act (“CPRA”), which amended and expanded the rights and obligations under the CCPA. Compliance with the CCPA and the CPRA has increased our costs of conducting business in California, and we could see increased litigation costs as a result of these laws. Several other states have passed legislation regarding data privacy and use, which could create more risks and potential costs.

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

In addition, the U.S. Congress has, in the past, considered legislation that would generally limit or prohibit mandatory arbitration agreements in consumer contracts and has enacted legislation with such a prohibition with respect to certain mortgage loan agreements and also certain consumer loan agreements to members of the military on active duty and their dependents. Further, the Dodd-Frank Act directed the CFPB to study consumer arbitration and report to the U.S. Congress, and it authorized the CFPB to adopt rules limiting or prohibiting consumer arbitration, consistent with the results of its study.

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

Over the past few years there have been several litigation and enforcement actions aimed at issuing banks and their non-bank lending partners. These actions have primarily challenged the validity of the issuing bank partner model that is used by many non-banks, including by the Company.

In May 2015, the U.S. Court of Appeals for the Second Circuit held in Madden v. Midland Funding, LLC that federal law did not preempt a state’s interest rate limitations when applied to a non-bank debt buyer of a consumer credit card loan seeking to collect interest at the rate originally contracted for by a national bank.

In June 2020, each of the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”) implemented rules to address the valid-when-made doctrine and the uncertainty created by the Madden case. Generally, the rules clarify that the permissible interest on a loan is determined at the time the loan is made by national banks, Federal savings associations, state banks and insured branches of foreign banks and such permissible interest rate is not affected by a subsequent sale, assignment or other transfer to non-bank financial companies or a subsequent change in state law. In 2020, the attorneys general for a number of states filed complaints in the U.S. District Court for the Northern District of California challenging the OCC and FDIC rules on both substantive and procedural grounds. In February 2022, the OCC and FDIC prevailed in the litigation brought by the attorneys general. There have also been numerous litigation and enforcement actions that challenge the status of the issuing bank partner as the “true lender” of the loan in question. These actions primarily rely on the reasoning set forth in CashCall, Inc. v. Morrisey. In that case, the court held that the non-bank consumer lending platform, CashCall, and not its bank partner, was the “true lender” for certain loans made to West Virginia residents. The court relied on a “predominate economic interest” test that sought to determine which party (as between the issuing bank and the non-bank lending platform) retained the most economic risk in the loan transaction and should, therefore, be deemed the “true lender” of the loan. The CashCall decision and other similar actions challenge whether the loans should be subject to the interest rate limitations in the state where the consumer is located rather than in the bank’s home state because the non-bank lending platform, and not the bank, is the “true lender.” The state law remedies with respect to the “true lender” actions vary depending on the jurisdiction in which the action is filed.

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

Some states and jurisdictions require a license to make or solicit certain commercial loans in that state or jurisdiction and/or may not honor the choice of another state’s law. These states assert either that their own licensing laws and requirements should generally apply to: (i) all commercial loans made by nonbanks to residents of their state; or (ii) apply to commercial loans made by nonbanks to residents of their state of certain principal amounts or with certain interest rates or other terms. In some of these states, certain of our small business loans are originated by an issuing bank partner, which is not subject to state licensing, and offered to us for sale. With respect to OnDeck loans, a bank currently originates all loans in certain states as well as some loans to customers in other states and jurisdictions. These bank originated loans are governed by Utah law, the law of the issuing bank partner’s home state. The remainder of OnDeck loans provide that they are governed by Virginia or Utah law. Loans originated by our issuing bank partner are generally priced the same as loans originated by us under Virginia or Utah law. While the other U.S. states where we originate loans currently honor our choice of law, future legal changes could result in any one or more of those states no longer honoring our choice of law or introducing a new licensing regime applicable to our business. In that case, we could potentially address the legal change by altering the terms of our loans, curtailing our originations, or placing more loans through our issuing bank partner.

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

As of December 31, 2025, we operated programs with five separate bank partners, with purchases under these programs representing 31.6% of our consolidated originations and purchases for the year ended December 31, 2025. If our relationship with an issuing bank partner of commercial and consumer loans were to end or if any other issuing bank partner were to cease operations, we would either need to find a replacement financial institution with which to enter into a similar arrangement or we would need to obtain individual federal, state or local lending licenses and otherwise comply with the laws of those jurisdictions in order to make loans in those jurisdictions. Even if we were able to obtain the necessary licenses in those jurisdictions, compliance with the laws, rules and regulations of those jurisdictions could be costly and, depending on the terms of the loans, the interest rates or other loan terms and practices applicable to loans in those jurisdictions might be subject to limits, prohibitions or restrictions. If we were unable to maintain the necessary relationships, unable to obtain the necessary licenses or unable to otherwise comply with applicable law, or in the absence of a relationship with a bank partner were to determine that compliance with an applicable jurisdiction’s laws is cost-prohibitive, we would be required to (or would seek to voluntarily) discontinue or curtail our business activity, or limit the rates of interest charged on such loans, in those jurisdictions and would face increased costs and compliance burdens.

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

The Consumer Financial Protection Bureau has supervisory authority over certain of our U.S. consumer businesses that could have a significant impact on our U.S. business.

The CFPB, which regulates U.S. consumer financial products and services, has broad regulatory, supervisory and enforcement powers over providers of consumer financial products and services, such as us, including explicit supervisory authority to examine and require registration of certain providers.

The CFPB has examined our lending products, services and practices. Certain products and services may be examined by the CFPB in the future. The CFPB’s examination authority permits CFPB examiners to inspect the books and records and ask questions about business practices. As a result of examinations, we have been in the past and could be required in the future to change our products, services or practices, whether as a result of another party being examined or as a result of an examination of us, or we could be subject to monetary penalties, which could materially adversely affect us.

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

We are subject to impairment risk.

At December 31, 2025, we had goodwill totaling $279.3 million on our consolidated balance sheet, all of which represents assets capitalized in connection with acquisitions and business combinations. Accounting for goodwill requires significant management estimates and judgment. Events may occur in the future, and we may not realize the value of our goodwill. Management performs periodic reviews of the carrying value of our goodwill to determine whether events and circumstances indicate that impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill or an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the goodwill or intangible asset would occur, resulting in a non-cash charge, which could adversely affect our results of operations and could also lead to our inability to comply with certain covenants in our financing documents, which could cause a default under those agreements.

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

Other countries in which we operate or have operated, including Brazil, and other countries where we intend to operate also have anticorruption laws, which we are, have been or will be subject to.

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

A sustained deterioration in the overall economy or adverse changes in the economic environment in the markets we serve, including an erosion of labor market conditions or declines in wage growth, could cause deterioration in the performance of our loan and finance receivables portfolios. An economic slowdown could result in a decreased number of loans and financing being made to customers due to higher unemployment or an increase in defaults in our products. During an economic slowdown or deteriorating economic conditions, we could be required to tighten our underwriting standards, which would likely reduce loan and finance receivable balances, and we could face more difficulty in collecting defaulted receivables, which could lead to an increase in losses.

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

Our business is subject to a variety of laws and regulations in the United States and internationally that involve user privacy issues, data protection, advertising, marketing, disclosures, distribution, electronic contracts and other communications, consumer protection and online payment services. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. In addition, international data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. U.S. federal and state and international laws and regulations, which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and the U.S. government, including the FTC and the Commerce Department, previously announced that it is reviewing the need for greater regulation of the collection of information concerning consumer behavior on the internet, including regulation aimed at restricting certain targeted advertising practices. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving e-commerce industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current or past policies and practices. A number of proposals are pending before federal, state, and international legislative and regulatory bodies that could significantly affect our business. There have been a number of recent legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas such as privacy. In addition, some countries are considering legislation requiring local storage and processing of data that, if enacted, would increase the cost and complexity of delivering our services. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, the expansion into new markets, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including demands that we modify or cease existing business practices or pay fines, penalties or other damages.

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

Risks Related to our Pending Acquisition of Grasshopper

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated, cannot be met, or that could have an adverse effect on us following the consummation of the acquisition of Grasshopper.

Before the transactions contemplated by the Grasshopper merger agreement may be completed, various approvals, consents and/or non-objections must be obtained from bank regulatory authorities. In determining whether to grant these approvals, the applicable regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political or regulatory environment generally. The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of the mergers of Grasshopper Bancorp and Grasshopper Bank (collectively, the “mergers”) and the other transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the mergers or otherwise reduce the anticipated benefits of the mergers if the mergers were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the mergers. The completion of the transactions contemplated by the merger agreement are conditioned on the receipt of the requisite regulatory approvals without the imposition of any burdensome condition and the expiration of all statutory waiting periods. Additionally, the completion of the transactions contemplated by the merger agreement are conditioned on the absence of any law or order (whether temporary, preliminary or permanent) by any court or regulatory authority of competent jurisdiction prohibiting, restricting or making illegal the consummation of the transactions contemplated by the merger agreement.

In order to obtain the requisite regulatory approvals, we may need to develop business and financial plans appropriate for a bank holding company and enhance our governance, compliance, controls and management infrastructure and capabilities to be compliant with all applicable regulations and supervisory expectations to the satisfaction of the Federal Reserve and other banking regulators before the consummation of the mergers, which may require substantial time, monetary and human resource commitments. If we are not successful in developing appropriate business and financial plans or enhancing, as needed, our governance, compliance, controls and management infrastructure and capabilities, our ability to close the mergers and obtain a bank charter and/or bank functionality through other avenues may be jeopardized.

If the consummation of the mergers is delayed, including by a delay in receipt of necessary regulatory approvals, a denial of a regulatory application, or the imposition of a burdensome condition, our ongoing business and financial results may also be adversely affected.

Failure to complete the Grasshopper acquisition could negatively affect our share price, future business and financial results.

The completion of the Grasshopper mergers is subject to a number of customary conditions that may not be fulfilled and, accordingly, the mergers may not be completed. In addition, if the mergers are not consummated by the termination date, either we or Grasshopper may choose to terminate the merger agreement at any time after the termination date, subject to certain exceptions and conditions as provided in the merger agreement.

If the Grasshopper mergers are not consummated, our ongoing business and financial results may be adversely affected. If the mergers are not consummated due to failure to obtain the necessary regulatory approvals, and we are unable to find an alternative pathway to obtaining a bank charter and/or bank functionality, then our ability to offer a broader range of products and services, and our stock price, may be adversely affected. We could also be subject to significant declines in our market price to the extent that the current market price reflects an assumption by the market that the Grasshopper mergers will be completed as well as any litigation related to any failure to complete the mergers. If the consummation of the mergers is delayed, our business, financial condition and results of operations may be adversely affected.

In addition, we have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the mergers are not completed, we must recognize these expenses without realizing the expected benefits of the mergers. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the mergers, including the diversion of management attention from pursuing other opportunities and the constraints in the merger agreement on the ability to make significant changes to our ongoing business during the pendency of the mergers, could have an adverse effect on our business, financial condition and results of operations.

Potential litigation relating to the Grasshopper mergers could result in significant costs, management distraction, and/or a delay of or injunction against the Grasshopper acquisition.

While we believe that any claims that may be asserted by purported stockholder plaintiffs related to the Grasshopper acquisition would be without merit, the results of any such potential legal proceedings are difficult to predict and could delay or prevent the mergers from being completed in a timely manner or at all. Moreover, any litigation could be time consuming and expensive and divert management’s attention away from their regular business. Further, any lawsuit adversely resolved against Grasshopper, us or members of our or Grasshopper’s boards of directors, could have an adverse effect on our business, financial condition and results of operations.

If any action remains unresolved, it could prevent or delay the completion of the mergers. One of the conditions to the consummation of the mergers is that no court or regulatory authority of competent jurisdiction has enacted, issued, promulgated, enforced or entered any law or order (whether temporary, preliminary or permanent) or taken any other action which prohibits, restricts or makes illegal the consummation of the transactions contemplated by the merger agreement. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed or any regulatory proceeding and a claimant secures injunctive or other relief or a regulatory authority issues an order or other directive restricting, prohibiting or making illegal the consummation of the transactions contemplated by the merger agreement, then such injunctive or other relief may delay or prevent the mergers from becoming effective in a timely manner or at all.

We expect to incur substantial expenses related to the mergers.

We expect to incur substantial expenses in connection with consummation of the mergers and combining the business, operations, networks, systems, technologies, policies and procedures of the two companies, particularly given the potentially transformational nature of the transaction. The success of the mergers will depend on, among other things, our ability to combine our and Grasshopper’s businesses. If we are not able to successfully achieve this objective, the anticipated benefits of the mergers may not be realized fully, or at all, or may take longer to realize than expected.

There are a number of factors beyond our control that could affect the total amount or the timing of anticipated business combination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and combination expenses associated with the mergers could, particularly in the near term, exceed the anticipated benefits that we expect to achieve from the combination of the businesses following the consummation of the mergers. As a result of these expenses, we have taken and expect to take additional charges against our earnings before and after the completion of the mergers, which may be significant. There can be no assurance that the anticipated benefits related to the integration of the businesses will be realized to offset these transaction and integration expenses over time.

Risks Related to our Indebtedness

We have incurred significant indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations under anticipated agreements governing our indebtedness.

As of December 31, 2025, we had approximately $4,498.4 million of total debt outstanding. Interest expense on our indebtedness totaled $341.1 million during the year ended December 31, 2025. Our level of debt could have important consequences to our stockholders, including:

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

Although we devote significant resources to implementing, maintaining, testing and upgrading our cybersecurity systems and processes, these security measures do not provide absolute security. Despite our efforts to maintain an effective cybersecurity risk management program, it is possible that our cybersecurity risk mitigation and prevention efforts may not be able to adequately mitigate or prevent all possible security breaches, whether because of the use of new techniques that may not be known or recognized, because cyber-attacks can originate from a wide variety of sources, or for other reasons. As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity incident that has materially affected or is reasonably likely to materially affect our business, strategy, results of operations or financial condition; however, there can be no assurance that a cybersecurity incident that could have an adverse material impact on us will not occur in the future. See “Risk Factors—Risk Related to Our Business and Industry—We are subject to cybersecurity risks and security breaches and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents” in Part I, Item 1A of this report.

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

Management’s Role

Our Head of IT Risk, with the CTO’s oversight, is primarily responsible for assessing, monitoring and managing material risks from cybersecurity threats and manages our IT Risk Management team. The Head of IT Risk is currently a Certified Information Systems Security Professional (CISSP), with a Master of Science in Digital Forensic Science and has 19 years of cybersecurity work experience. The members of our IT Risk Management team have an average of five years of cybersecurity work experience with degrees in information technology and computer engineering. The Head of IT Risk works closely with the CTO, including holding bi-weekly meetings, to discuss cybersecurity risks and any changes in our cybersecurity policies and practices. The CTO, Head of IT Risk and IT Risk Management function work collaboratively across our company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents, if any, in accordance with our incident response and recovery plans.

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

ITEM 3. LEGAL PROCEEDINGS

Information concerning legal proceedings is incorporated herein by reference to Note 11, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

The principal market for our common stock is the New York Stock Exchange (“NYSE”), and our shares of common stock are listed under the symbol “ENVA.”

Stockholders

There were 218 registered stockholders of record of Enova common stock as of February 17, 2026.

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

Performance Graph

The following graph shows a comparison of the cumulative total shareholder return for our common stock to the returns for the S&P SmallCap 600® Index, representing a broad-based equity market index that we are a part of, and the S&P SmallCap 600® Financials Index, representing an industry-based index that we are a part of, from December 31, 2020 through December 31, 2025. This data assumes an investment of $100 in each of our common stock and the two indices on December 31, 2020 and that all dividends were reinvested. Note that historic performance is not necessarily indicative of future performance.

$700
$600
$500
$400
$300
$200
$100
$0
12/31/20
3/31/21
6/30/21
9/30/21
12/31/21
3/31/22
6/30/22
9/30/22
12/31/22
3/31/23
6/30/23
9/30/23
12/31/23
3/31/24
6/30/24
9/30/24
12/31/24
3/31/25
6/30/25
9/30/25
12/31/25
Enova International, Inc. (ENVA)
S&P SmallCap 600®
S&P SmallCap 600® Financials

Unregistered Sales of Equity Securities

We did not sell any unregistered securities during the three years ended December 31, 2025.

Issuer Purchases of Equity Securities

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b)(c) (in thousands)
October 1 – October 31, 2025	123,528	$113.13	123,528	$65,608
November 1 – November 30, 2025	82,471	124.60	81,781	394,306
December 1 – December 31, 2025	72,561	150.13	72,561	383,413
Total	278,560	$126.17	277,870	$383,413

(a)
Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 690 shares for the month of November. See Note 13 in the Notes to Consolidated Financial Statements for additional details on the Company’s stock-based compensation plans.
(b)
The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended December 31, 2025, the Company reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accounts payable and accrued expenses on the consolidated balance sheet. All dollar amounts presented in this table exclude such excise taxes.
(c)
On August 12, 2024, the Company announced the Board of Directors authorized a new share repurchase program totaling $300.0 million through December 31, 2025 (the “August 2024 Authorization”). The August 2024 Authorization replaced the previous authorization. On November 12, 2025, the Company announced the Board of Directors authorized a new share repurchase program totaling $400.0 million through June 30, 2027 (the “November 2025 Authorization”). The November 2025 Authorization replaced the August 2024 Authorization. The Company repurchased $238.9 million of common stock under the August 2024 Authorization before it was terminated. All share repurchases made under the November 2025 Authorization and August 2024 Authorization were made through open market transactions. Our share repurchase program is subject to market conditions, does not obligate us to purchase any shares of our common stock, and may be terminated, increased or decreased by the Board of Directors in its discretion at any time.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT DEVELOPMENTS

Grasshopper

On December 10, 2025, we entered into a merger agreement with Grasshopper Bancorp, Inc. (“Grasshopper”) under which we will acquire Grasshopper for an aggregate purchase price valued at approximately $369 million at signing to be paid in a combination of cash and newly issued shares. Under the terms of the merger agreement, Grasshopper will merge with and into us, with us continuing as the surviving corporation and, immediately following the merger, an interim national bank and wholly-owned subsidiary of ours will merge with and into Grasshopper Bank, a wholly-owned subsidiary of Grasshopper, with Grasshopper Bank continuing as the surviving bank. The merger agreement was unanimously approved by the Boards of Directors of each of the Company and Grasshopper. On February 2, 2026, Grasshopper held a special meeting of its stockholders in connection with the merger, at which the merger agreement was approved. The transaction remains subject to regulatory approvals from the Office of the Comptroller of the Currency and the Federal Reserve and other customary closing conditions, and is expected to close during the second half of 2026.

Founded in 2019, Grasshopper Bank is a leading client-first, full-service digital bank offering digital financial solutions for commercial and consumer customers, including fintech-focused Banking-as-a-Service and API banking platforms, commercial and Small Business Administration lending and consumer banking.

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

In October 2017, the CFPB issued its final rule entitled “Payday, Vehicle Title, and Certain High-Cost Installment Loans” (the “Small Dollar Rule”), which covers certain consumer loans that we offer. While the ability to repay provisions were rescinded in 2020, the payment provisions remain in effect. These provisions require that if a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. Additionally, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed withdrawal attempts. Following a series of constitutional challenges, the Supreme Court upheld the constitutionality of the funding structure of the CFPB and the Fifth Circuit upheld the Small Dollar Rule. On March 28, 2025, the CFPB issued a press release entitled “CFPB Offers Regulatory Relief for Small Loan Providers” indicating that the CFPB “will not prioritize enforcement or supervision actions with regard to any penalties or fines associated with the Payment Withdrawal provisions and the Payment Disclosure provisions once they become operative on March 30, 2025.” The CFPB also indicated that it is contemplating issuing a notice of proposed rulemaking to narrow the scope of the Small Dollar Rule. If the CFPB elects to prioritize enforcement and we are not able to execute payment process and customer notification changes effectively because of unexpected complexities, costs or otherwise, we cannot guarantee that the Small Dollar Rule will not have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows.

On March 30, 2023, the CFPB issued its final rule to implement Section 1071 of the Dodd-Frank Act. Section 1071 amended the Equal Credit Opportunity Act to require financial institutions to collect and report certain data in connection with credit applications made by small businesses, including women- or minority-owned small businesses, and applies to small business loans that we offer. For loans covered by the small business lending rule, a “covered lender” will be required to collect and report on certain information pursuant to an application for credit. Section 1071 requires covered lenders to collect and report information the financial institution generates and information obtained from the applicant, including the applicant’s minority-owned business status, women-owned business status and LGBTQI+-owned status and the applicant’s principal owners’ ethnicity, race and sex, and expressly prohibits a financial institution from discouraging an applicant from responding to requests for applicant-provided data. On June 18, 2025, following various litigation challenges, the CFPB issued an interim final rule to extend the compliance deadlines by approximately one year. It further indicated its intent to initiate a new Section 1071 rulemaking and that it anticipated issuing a notice of proposed rulemaking as expeditiously as reasonably possible. On October 2, 2025, the CFPB published a final rule with the same extended compliance dates provided for in the June interim rule. On November 13, 2025, the CFPB issued a notice of proposed rulemaking to narrow the scope of the rule, including removing certain data points, and to extend the compliance date to January 1, 2028. Absent further court action, legislative action or action by the CFPB, the Company’s small business loan business will need to update its application process to appropriately collect, store and report data required by Section 1071’s implementing regulation. The Company will continue to monitor litigation, rulemaking and bills related to the rule.

European Union Pillar Two Directive

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation. As of December 31, 2025, among the jurisdictions where the Company operates, only Brazil has enacted legislation adopting the Pillar Two Rules, specifically a Qualified Domestic Minimum Top-up Tax, effective in fiscal 2025. We do not expect the changes brought about by this directive to have a material impact on our consolidated financial statements.

In January 2026, the OECD released administrative guidance establishing a “Side-by-Side” safe harbor for eligible U.S.-headquartered multinational groups, effective for fiscal years beginning on or after January 1, 2026. If elected, this safe harbor generally reduces Pillar Two top-up tax exposure under the Income Inclusion Rule and Undertaxed Profits Rule to zero, while Qualified Domestic Minimum Top-up Taxes in jurisdictions where we operate may continue to apply. The Company continues to monitor and evaluate the “Side-by-Side” safe harbor and, where appropriate, expects to leverage applicable safe harbor provisions beginning with the fiscal year starting on January 1, 2026.

One Big Beautiful Bill Act

On July 4, 2025, the “One Big Beautiful Bill Act” (the “OBBBA”) was enacted into law. The OBBBA’s various provisions include, among other things, accelerated tax deductions for qualified property and research expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. We have evaluated the OBBBA and reflected its impact on the consolidated financial statements. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

RESULTS OF OPERATIONS

Highlights

Our financial results for the year ended December 31, 2025 (“2025”) are summarized below.

•
Revenue increased $493.9 million, or 18.6%, to $3,151.7 million in 2025 compared to $2,657.8 million in the year ended December 31, 2024 (“2024”).
•
Net revenue increased $300.9 million, or 19.7%, to $1,830.3 million in 2025 compared to $1,529.4 million in 2024.
•
Income from operations increased $154.6 million, or 26.5%, to $739.4 million in 2025 compared to $584.8 million in 2024.
•
Net income was $308.4 million in 2025 compared to $209.4 million in 2024. Diluted earnings per share were $11.52 in 2025 compared to $7.43 in 2024.

Overview

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Revenue
Loans and finance receivables revenue	$3,110,301	$2,620,296	$2,086,035
Other	41,352	37,504	31,604
Total Revenue	3,151,653	2,657,800	2,117,639
Change in Fair Value	(1,321,412)	(1,128,351)	(887,717)
Net Revenue	1,830,241	1,529,449	1,229,922
Operating Expenses
Marketing	621,077	523,569	414,460
Operations and technology	258,179	224,391	194,905
General and administrative	169,722	156,524	160,265
Depreciation and amortization	41,831	40,207	38,157
Total Operating Expenses	1,090,809	944,691	807,787
Income from Operations	739,432	584,758	422,135
Interest expense, net	(339,305)	(290,442)	(194,779)
Foreign currency transaction gain (loss), net	367	(1,064)	57
Equity method investment income (loss)	1,559	(16,460)	116
Other nonoperating expenses	(1,019)	(5,691)	(282)
Income before Income Taxes	401,034	271,101	227,247
Provision for income taxes	92,645	61,653	52,126
Net income	308,389	209,448	175,121
Diluted earnings per share	$11.52	$7.43	$5.49

Revenue
Loans and finance receivables revenue	98.7%	98.6%	98.5%
Other	1.3	1.4	1.5
Total Revenue	100.0	100.0	100.0
Change in Fair Value	(41.9)	(42.5)	(41.9)
Net Revenue	58.1	57.5	58.1
Operating Expenses
Marketing	19.7	19.7	19.6
Operations and technology	8.2	8.4	9.2
General and administrative	5.4	5.9	7.6
Depreciation and amortization	1.3	1.5	1.8
Total Operating Expenses	34.6	35.5	38.2
Income from Operations	23.5	22.0	19.9
Interest expense, net	(10.8)	(11.0)	(9.2)
Foreign currency transaction gain (loss), net	—	—	—
Equity method investment income (loss)	—	(0.6)	—
Other nonoperating expenses	—	(0.2)	—
Income before Income Taxes	12.7	10.2	10.7
Provision for income taxes	2.9	2.3	2.5
Net income	9.8%	7.9%	8.3%

Valuation of Loans and Finance Receivables

We carry our loans and finance receivables at fair value with changes in fair value recognized directly in earnings. We estimate the fair value of our loans and finance receivables primarily using internally-developed, discounted cash flow analyses to more accurately predict future payments. We adjust contractual cash flows for estimated losses, prepayments and servicing costs over the estimated duration of the underlying assets and discount the future cash flows using a rate of return that we believe a market participant would require. Model results may be adjusted by management if we do not believe the output reflects the fair value of the portfolio, as defined under GAAP. The models are updated at each measurement date to capture any changes in internal factors such as nature, term, volume, payment trends, remaining time to maturity and portfolio mix, as well as changes in underwriting or observed trends expected to impact future performance. We have validated model performance by comparing past valuations with actual performance noted after each valuation.

In 2025, 2024 and 2023, views in the marketplace on the economy and its near-term prospects remained mixed with concerns on employment, inflation, tariffs and other macroeconomic trends. In certain situations, management concluded that the probability of future charge-offs or prepayments was different than what we had experienced in the past and, therefore, altered those assumptions in our fair value models. We continue to utilize this approach and have adjusted these assumptions where appropriate. We also evaluate the discount rates used in our models on a quarterly basis and adjust when appropriate to be responsive to changes in the market and representative of what a market participant would use. As of December 31, 2025 and 2024, we deemed the resulting fair value of our loans and finance receivables to be an appropriate market-based exit price that considers current market conditions.

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Net income	$308,389	$209,448	$175,121
Adjustments:
Transaction-related costs(a)	6,566	327	755
Lease termination and cease use loss(b)	—	—	1,698
Equity method investment (income) loss(c)	(1,559)	16,460	(116)
Other nonoperating expenses(d)	1,019	5,691	282
Intangible asset amortization	7,290	8,055	8,385
Stock-based compensation expense	33,096	31,816	26,738
Foreign currency transaction (gain) loss, net	(367)	1,064	(57)
Cumulative tax effect of adjustments	(7,528)	(14,789)	(9,456)
Regulatory settlement(e)	—	—	15,201
Adjusted earnings	$346,906	$258,072	$218,551

Diluted earnings per share	$11.52	$7.43	$5.49
Adjustments:
Transaction-related costs(a)	0.25	0.01	0.02
Lease termination and cease use loss(b)	—	—	0.05
Equity method investment (income) loss(c)	(0.06)	0.58	—
Other nonoperating expenses(d)	0.04	0.20	0.01
Intangible asset amortization	0.27	0.29	0.26
Stock-based compensation expense	1.24	1.13	0.84
Foreign currency transaction (gain) loss, net	(0.01)	0.04	—
Cumulative tax effect of adjustments	(0.29)	(0.53)	(0.30)
Regulatory settlement(e)	—	—	0.48
Adjusted earnings per share	$12.96	$9.15	$6.85

(a)
For the year ended December 31, 2025, we recorded expenses of $6.6 million ($5.0 million net of related tax) related to the pending acquisition of Grasshopper. For the years ended December 31, 2024 and 2023, we recorded expenses of $0.3 million ($0.2 million net of related tax) and $0.8 million ($0.6 million net of tax), respectively, related to a consent solicitation for our Senior Notes due 2025.
(b)
For the year ended December 31, 2023, we recorded losses of $1.7 million ($1.3 million net of related tax) to write off leasehold improvements related to the exit of leased office space.
(c)
For the year ended December 31, 2024, we recorded an equity method investment loss of $16.6 million ($13.3 million net of tax) related to the write-down of our investment in Linear.
(d)
For the years ended December 31, 2025, 2024 and 2023, we recorded losses on early extinguishment of debt of $1.0 million ($0.8 million net of tax), $5.7 million ($4.3 million net of tax) and $0.3 million ($0.2 million net of tax), respectively.
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

	Year Ended December 31,
	2025	2024	2023
Net income	$308,389	$209,448	$175,121
Depreciation and amortization expenses	41,831	40,207	38,157
Interest expense, net	339,305	290,442	194,779
Foreign currency transaction (gain) loss, net	(367)	1,064	(57)
Provision for income taxes	92,645	61,653	52,126
Stock-based compensation expense	33,096	31,816	26,738
Adjustments:
Transaction-related costs(a)	6,566	327	755
Equity method investment (income) loss(c)	(1,559)	16,460	(116)
Regulatory settlement(e)	—	—	15,201
Other nonoperating expenses(d)	1,019	5,691	282
Adjusted EBITDA	$820,925	$657,108	$502,986

Adjusted EBITDA margin calculated as follows:
Total Revenue	$3,151,653	$2,657,800	$2,117,639
Adjusted EBITDA	$820,925	$657,108	$502,986
Adjusted EBITDA as a percentage of total revenue	26.0%	24.7%	23.8%

Refer to footnotes in previous table for explanation of (a), (c), (d) and (e).

Combined Loans and Finance Receivables

Combined loans and finance receivables is a non-GAAP measure that includes both loans and finance receivables we own and loans we guarantee, which are either GAAP items or disclosures required by GAAP. We believe this non-GAAP measure provides management and investors with important information needed to evaluate the magnitude of potential receivable losses and the opportunity for revenue performance of the loans and finance receivables portfolio on an aggregate basis. We also believe that the comparison of the aggregate amounts from period to period is more meaningful than comparing only the amounts reflected on our consolidated balance sheets since both revenue and cost of revenue are impacted by the aggregate amount of receivables we own and those we guarantee as reflected in our consolidated financial statements.

YEAR ENDED 2025 COMPARED TO YEAR ENDED 2024

Revenue and Net Revenue

Revenue increased $493.9 million, or 18.6%, to $3,151.7 million for 2025 as compared to $2,657.8 million for 2024. The change in revenue was driven primarily by a 30.5% increase in revenue from our small business portfolio and a 10.9% increase in revenue from our consumer portfolio as higher levels of originations have led to higher loan balances for both portfolios.

Our net revenue was $1,830.3 million for 2025 compared to $1,529.4 million for 2024. Our net revenue as a percentage of revenue (“net revenue margin”) was 58.1% in 2025 compared to 57.5% in 2024. The increase in net revenue margin was driven primarily by higher net revenue margin in the small business portfolio, partially offset by lower net revenue margin in the consumer portfolio.

The following table sets forth the components of revenue and net revenue, separated by product for 2025 and 2024 (dollars in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$1,748,114	$1,576,821	$171,293	10.9%
Small business loans and finance receivables revenue	1,362,187	1,043,475	318,712	30.5
Total loan and finance receivable revenue	3,110,301	2,620,296	490,005	18.7
Other	41,352	37,504	3,848	10.3
Total revenue	3,151,653	2,657,800	493,853	18.6
Change in fair value	(1,321,412)	(1,128,351)	(193,061)	17.1
Net revenue	$1,830,241	$1,529,449	$300,792	19.7%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	55.5%	59.3%
Small business loans and finance receivables revenue	43.2	39.3
Total loan and finance receivable revenue	98.7	98.6
Other	1.3	1.4
Total revenue	100.0	100.0
Change in fair value	(41.9)	(42.5)
Net revenue	58.1%	57.5%

The percentage of revenue from our small business loans and finance receivables increased in 2025 due to increased demand and favorable unit economics.

The following table summarizes revenue generated from our operations for 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Loan interest	$2,095,151	$1,719,631
Statement and draw fees on line of credit accounts	866,995	774,190
Other	189,507	163,979
Total Revenue	$3,151,653	$2,657,800

Loan and Finance Receivable Balances

The fair value of our loan and finance receivable portfolio in our consolidated financial statements at December 31, 2025 and 2024 was $5,471.5 million and $4,386.4 million, respectively, with an outstanding principal balance of $4,748.0 million and $3,810.4 million, respectively. The fair value of the combined loan and finance receivables portfolio includes $26.1 million (with an outstanding principal balance of $18.7 million) and $28.4 million (with an outstanding principal balance of $19.9 million) of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of December 31, 2025 and 2024, respectively. See “—Non-GAAP Financial Measures—Combined Loans and Finance Receivables” above for additional information related to combined loans and finance receivables.

The following table summarizes loan and finance receivable balances outstanding as of December 31, 2025 and 2024 (dollars in thousands):

	As of December 31,
	2025			2024
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Consumer loans and finance receivables
Principal	$1,446,938	$18,656	$1,465,594	$1,354,014	$19,859	$1,373,873
Fair value	1,764,469	26,148	1,790,617	1,639,307	28,414	1,667,721
Fair value as a % of principal	121.9%	140.2%	122.2%	121.1%	143.1%	121.4%
Small business loans and finance receivables
Principal	$3,301,076	$—	$3,301,076	$2,456,430	$—	$2,456,430
Fair value	3,707,075	—	3,707,075	2,747,137	—	2,747,137
Fair value as a % of principal	112.3%	—%	112.3%	111.8%	—%	111.8%
Total loans and finance receivables
Principal	$4,748,014	$18,656	$4,766,670	$3,810,444	$19,859	$3,830,303
Fair value	5,471,544	26,148	5,497,692	4,386,444	28,414	4,414,858
Fair value as a % of principal	115.2%	140.2%	115.3%	115.1%	143.1%	115.3%

(a)
GAAP measure. The loan and finance receivable balances guaranteed by us relate to loans originated by third-party lenders through the CSO program and are not included in our consolidated balance sheets.
(b)
Amounts represent non-GAAP measures.

At December 31, 2025, the ratio of fair value as a percentage of principal was 115.2% on company owned loans and finance receivables and 115.3% on combined loans and finance receivables compared to 115.1% on company owned loans and finance receivables and 115.3% on combined loans and finance receivables at December 31, 2024. These ratios were consistent year over year due to consistency in credit performance in both the consumer and small business portfolios.

Average Amount Outstanding per Loan and Finance Receivable

The average amount outstanding per loan and finance receivable is calculated as the total combined loans and finance receivables, gross balance at the end of the period divided by the total number of combined loans and finance receivables outstanding at the end of the period. The following table shows the average amount outstanding per loan and finance receivable by product at December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Average amount outstanding per loan and finance receivable (in ones)(a)
Consumer loans and finance receivables(b)	$1,690	$1,653
Small business loans and finance receivables	44,249	40,354
Total loans(b)	$4,830	$4,102

(a)
The disclosure regarding the average amount per loan is statistical data that is not included in our consolidated financial statements.
(b)
Includes loans guaranteed by us, which represent loans originated by third-party lenders through the CSO program and are not included in our consolidated balance sheets.

The average amount outstanding per loan increased to $4,830 as of December 31, 2025 compared to $4,102 as of December 31, 2024, mainly due to a higher average amount outstanding per loan in the small business portfolio and, to a lesser extent, an increase in the mix of loans and finance receivables held by small businesses in our portfolio as they have higher average outstanding balances.

Average Loan and Finance Receivable Origination

The average loan and finance receivable origination amount is calculated as the total amount of combined loans and finance receivables originated, renewed and purchased for the period divided by the total number of combined loans and finance receivables originated, renewed and purchased for the period. The following table shows the average loan and finance receivable origination amount by product for 2025 compared to 2024:

	Year Ended
	December 31,
	2025	2024
Average loan and finance receivable origination amount (in ones)(a)
Consumer loans and finance receivables(b)(c)	$576	$573
Small business loans and finance receivables(c)	16,441	16,067
Total loans(b)	$1,810	$1,576

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

The average loan origination amount increased to $1,810 from $1,576 during 2025 compared to 2024, due primarily to an increase in the mix of loans and finance receivables held by small businesses in our portfolio as they have higher average origination amounts.

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

The payment status of a customer, including the degree of any delinquency, is a significant factor in determining estimated charge-offs in the cash flow models that we use to determine fair value. The following table shows payment status on outstanding principal, interest and fees as of the end of each of the last eight quarters (dollars in thousands):

	2025
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$4,117,245	$4,298,675	$4,500,360	$4,902,287
Guaranteed by the Company(a)	17,954	20,014	20,750	22,349
Ending combined loan and finance receivables balance(b)	$4,135,199	$4,318,689	$4,521,110	$4,924,636
> 30 days delinquent	318,356	305,583	327,387	332,164
> 30 days delinquency rate	7.7%	7.1%	7.2%	6.7%

	2024
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$3,438,468	$3,569,726	$3,742,767	$3,966,486
Guaranteed by the Company(a)	13,046	14,941	21,797	23,826
Ending combined loan and finance receivables balance(b)	$3,451,514	$3,584,667	$3,764,564	$3,990,312
> 30 days delinquent	279,659	268,053	293,839	297,832
> 30 days delinquency rate	8.1%	7.5%	7.8%	7.5%

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

Consumer Loans and Finance Receivables

The following table includes financial information for our consumer loans and finance receivables. Delinquency metrics include principal, interest and fees, and only amounts that are past due (dollars in thousands):

	2025
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$1,326,768	$1,375,065	$1,396,611	$1,446,938
Guaranteed by the Company(a)	14,813	16,762	17,301	18,656
Total combined loan and finance receivable principal balance(b)	$1,341,581	$1,391,827	$1,413,912	$1,465,594
Consumer combined loan and finance receivable fair value balance:
Company owned	$1,616,337	$1,668,336	$1,694,839	$1,764,469
Guaranteed by the Company(a)	21,225	23,777	24,372	26,148
Ending combined loan and finance receivable fair value balance(b)	$1,637,562	$1,692,113	$1,719,211	$1,790,617
Fair value as a % of principal(b)(c)	122.1%	121.6%	121.6%	122.2%
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$1,449,511	$1,502,158	$1,525,989	$1,573,763
Guaranteed by the Company(a)	17,954	20,014	20,750	22,349
Ending combined loan and finance receivable balance(b)	$1,467,465	$1,522,172	$1,546,739	$1,596,112
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$1,476,814	$1,467,200	$1,524,792	$1,527,733
Guaranteed by the Company(a)(d)	20,700	18,495	20,881	20,562
Average combined loan and finance receivable balance(b)(d)	$1,497,514	$1,485,695	$1,545,673	$1,548,295
Installment loans as percentage of average combined loan and finance receivable balance	35.4%	35.5%	36.2%	38.1%
Line of credit accounts as percentage of average combined loan and finance receivable balance	64.6%	64.5%	63.8%	61.9%

Revenue	$430,825	$428,311	$443,413	$445,565
Change in fair value	(217,057)	(215,393)	(246,788)	(225,915)
Net revenue	$213,768	$212,918	$196,625	$219,650
Net revenue margin	49.6%	49.7%	44.3%	49.3%

Combined loan and finance receivable originations and purchases	508,245	564,214	589,565	612,705

Delinquencies:
> 30 days delinquent	$120,598	$121,333	$142,240	$124,894
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	8.2%	8.0%	9.2%	7.8%

Charge-offs:
Charge-offs (net of recoveries)	$227,785	$215,004	$249,545	$247,598
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	15.2%	14.5%	16.1%	16.0%

	2024
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$1,106,364	$1,176,727	$1,266,030	$1,354,014
Guaranteed by the Company(a)	10,780	12,487	18,292	19,859
Total combined loan and finance receivable principal balance(b)	$1,117,144	$1,189,214	$1,284,322	$1,373,873
Consumer combined loan and finance receivable fair value balance:
Company owned	$1,347,165	$1,421,814	$1,526,834	$1,639,307
Guaranteed by the Company(a)	14,773	17,284	25,446	28,414
Ending combined loan and finance receivable fair value balance(b)	$1,361,938	$1,439,098	$1,552,280	$1,667,721
Fair value as a % of principal(b)(c)	121.9%	121.0%	120.9%	121.4%
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$1,208,551	$1,285,755	$1,390,882	$1,482,970
Guaranteed by the Company(a)	13,046	14,941	21,797	23,826
Ending combined loan and finance receivable balance(b)	$1,221,597	$1,300,696	$1,412,679	$1,506,796
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$1,242,677	$1,244,846	$1,344,872	$1,429,349
Guaranteed by the Company(a)(d)	14,956	13,730	18,999	22,060
Average combined loan and finance receivable balance(b)(d)	$1,257,633	$1,258,576	$1,363,871	$1,451,409
Installment loans as percentage of average combined loan and finance receivable balance	40.4%	39.0%	36.9%	35.9%
Line of credit accounts as percentage of average combined loan and finance receivable balance	59.6%	61.0%	63.1%	64.1%

Revenue	$364,731	$367,558	$410,884	$433,648
Change in fair value	(182,979)	(164,011)	(203,647)	(212,947)
Net revenue	181,752	203,547	207,237	220,701
Net revenue margin	49.8%	55.4%	50.4%	50.9%

Combined loan and finance receivable originations and purchases	417,432	490,640	569,091	601,734

Delinquencies:
> 30 days delinquent	$84,137	$82,169	$123,369	$123,442
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	6.9%	6.3%	8.7%	8.2%

Charge-offs:
Charge-offs (net of recoveries)	$187,419	$161,171	$203,588	$233,139
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	14.9%	12.8%	14.9%	16.1%

(a)
Represents loans originated by third-party lenders through the CSO program that we have not yet purchased, which are not included in our consolidated balance sheets.
(b)
Non-GAAP measure.
(c)
Determined using period-end balances.
(d)
The average combined loan and finance receivable balance is the average of the month-end balances during the period.

The combined ending loan balance, including principal and accrued fees/interest outstanding, of consumer loans and finance receivables at December 31, 2025 increased 5.9% to $1,596.1 million compared to $1,506.8 million at December 31, 2024, due primarily to originations outpacing repayments.

The percentage of loans greater than 30 days delinquent decreased to 7.8% at December 31, 2025 compared to 8.2% at December 31, 2024, driven primarily by a lower percentage of originations to new customers, which typically default at a higher rate compared to returning customers, and a mix shift to installment loans, which have lower yields and default rates compared to line of credit products. Charge-offs (net of recoveries) as a percentage of average combined loan and finance receivable balance of 16.0% for the three months ended December 31, 2025 (the “2025 fourth quarter”) was stable compared to 16.1% for the three months ended December 31, 2024 (the “2024 fourth quarter”), driven primarily by fairly stable credit performance in most of our products in the consumer loan portfolio. The trend in charge-offs (net of recoveries) as a percentage of average combined loan and finance receivable balance across the four quarters of 2025 was generally in line with seasonal norms, with the second and third quarters being slightly higher than similar quarters in the prior year, but still in a reasonable range for the consumer portfolio and consistent with other quarters in the past four years. Demand for our consumer loan products and services in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Lower originations, particularly to new customers, which typically default at a higher percentage than returning customers, generally result in lower delinquencies and charge-offs as the book is more seasoned.

Revenue related to our consumer loans and finance receivables was $445.6 million for the 2025 fourth quarter compared to $433.6 million for the 2024 fourth quarter. The increase in revenue was driven primarily by growth in the overall portfolio. The net revenue margin related to our consumer loans and finance receivables was 49.3% for the 2025 fourth quarter, which was fairly consistent with the net revenue margin of 50.9% in the 2024 fourth quarter.

The ratio of fair value as a percentage of principal on consumer loans and finance receivables increased to 122.2% at December 31, 2025 compared to 121.4% at December 31, 2024, due primarily to improvement in delinquency. Refer to “Results of Operations—Valuation of Loans and Finance Receivables” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on loan valuation.

Small Business Loans and Finance Receivables

The following table includes financial information for our small business loans and finance receivables. Delinquency metrics include principal, interest and fees, and only amounts that are past due (dollars in thousands):

	2025
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$2,637,651	$2,766,048	$2,948,290	$3,301,076
Ending loan and finance receivable fair value balance	2,953,482	3,104,979	3,318,014	3,707,075
Fair value as a % of principal(a)	112.0%	112.3%	112.5%	112.3%

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$2,667,734	$2,796,517	$2,974,371	$3,328,524

Average loan and finance receivable balance(b)	$2,591,661	$2,734,474	$2,882,684	$3,157,860
Installment loans as percentage of average combined loan and finance receivable balance	49.7%	48.9%	48.5%	47.4%
Line of credit accounts as percentage of average combined loan and finance receivable balance	50.3%	51.1%	51.5%	52.6%

Revenue	$304,596	$326,266	$348,310	$383,015
Change in fair value	(100,423)	(105,164)	(93,086)	(109,568)
Net revenue	204,173	221,102	255,224	273,447
Net revenue margin	67.0%	67.8%	73.3%	71.4%

Combined loan and finance receivable originations and purchases	1,221,234	1,238,835	1,371,874	1,643,237

Delinquencies:
> 30 days delinquent	$197,758	$184,250	$185,147	$207,270
> 30 days delinquent as a % of loan balance(a)	7.4%	6.6%	6.2%	6.2%

Charge-offs:
Charge-offs (net of recoveries)	$122,551	$127,876	$128,266	$144,477
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	4.7%	4.7%	4.4%	4.6%

	2024
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$2,192,066	$2,246,925	$2,327,336	$2,456,430
Ending loan and finance receivable fair value balance	2,448,045	2,517,345	2,607,606	2,747,137
Fair value as a % of principal(a)	111.7%	112.0%	112.0%	111.8%

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$2,229,917	$2,283,971	$2,351,885	$2,483,516

Average loan and finance receivable balance(b)	$2,133,422	$2,240,893	$2,313,142	$2,412,795
Installment loans as percentage of average combined loan and finance receivable balance	54.0%	52.6%	51.2%	50.3%
Line of credit accounts as percentage of average combined loan and finance receivable balance	46.0%	47.4%	48.8%	49.7%

Revenue	$236,477	$251,782	$269,454	$285,762
Change in fair value	(79,127)	(91,969)	(83,390)	(101,144)
Net revenue	157,350	159,813	186,064	184,618
Net revenue margin	66.5%	63.5%	69.1%	64.6%

Combined loan and finance receivable originations and purchases	959,935	918,014	1,044,829	1,113,185

Delinquencies:
> 30 days delinquent	$195,522	$185,884	$170,470	$174,390
> 30 days delinquent as a % of loan balance(a)	8.8%	8.1%	7.2%	7.0%

Charge-offs:
Charge-offs (net of recoveries)	$99,279	$107,215	$105,737	$109,044
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	4.7%	4.8%	4.6%	4.5%

(a)
Determined using period-end balances.
(b)
The average loan and finance receivable balance is the average of the month-end balances during the period.

The combined ending loan balance, including principal and accrued fees/interest outstanding, of small business loans and finance receivables at December 31, 2025 increased 34.0% to $3,328.5 million compared to $2,483.5 million at December 31, 2024, due primarily to originations outpacing repayments.

The percentage of loans and finance receivables greater than 30 days delinquent decreased to 6.2% at December 31, 2025 compared to 7.0% at December 31, 2024. Charge-offs (net of recoveries) as a percentage of average loan and finance receivable balance was flat at 4.6% for the 2025 fourth quarter compared to 4.5% in the 2024 fourth quarter. These metrics evidence stable to improved credit performance of our small business portfolio.

Revenue related to our small business loans and finance receivables was $383.0 million for the 2025 fourth quarter compared to $285.8 million for the 2024 fourth quarter. The increase in revenue was driven primarily by growth in the overall portfolio. The net revenue margin related to our small business loans and finance receivables was 71.4% for the 2025 fourth quarter compared to 64.6% in the 2024 fourth quarter. The net revenue margins in the third and fourth quarters of 2025 are higher compared to prior quarters due primarily to improved credit performance and slightly higher average yields.

The ratio of fair value as a percentage of principal on small business loans and finance receivables increased slightly to 112.3% at December 31, 2025 compared to 111.8% at December 31, 2024, due primarily to improvement in delinquency. Refer to “Results of Operations—Valuation of Loans and Finance Receivables” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on loan valuation.

Total Operating Expenses

Total operating expenses increased $146.1 million, or 15.5%, to $1,090.8 million in 2025 compared to $944.7 million in 2024.

Marketing expense increased $97.5 million, or 18.6%, to $621.1 million in 2025 compared to $523.6 million in 2024, due primarily to a strategic effort to capture demand. Key drivers included higher commissionable originations and strategic partnerships within the small business portfolio.

Operations and technology expense increased $33.8 million, or 15.1%, to $258.2 million in 2025 from $224.4 million in 2024, due primarily to higher variable costs, particularly personnel costs, underwriting costs, bank charges, collection costs and other selling expenses, attributable to the increase in originations and the size of the loan portfolio. As a percentage of revenue, operations and technology expense decreased slightly to 8.2% in 2025 from 8.4% in 2024, as increased originations and revenues outpaced fixed costs.

General and administrative expense increased $13.2 million, or 8.4%, to $169.7 million in 2025 compared to $156.5 million in 2024, due primarily to higher personnel costs and $6.6 million in transaction-related costs associated with the acquisition of Grasshopper. As a percentage of revenue, general and administrative expense decreased to 5.4% in 2025 from 5.9% as increased originations and revenues outpaced fixed costs.

Depreciation and amortization expense increased $1.6 million, or 4.0%, to $41.8 million in 2025 compared to $40.2 million in 2024, driven primarily by general growth in the business and additional internal-use software placed in service.

Nonoperating Items

Interest expense, net increased $48.9 million, or 16.8%, to $339.3 million in 2025 compared to $290.4 million in 2024, due primarily to an increase in the average amount of debt outstanding to $3,945.5 million during 2025 from $3,148.9 million during 2024, partially offset by a decrease in the weighted average interest rate on our outstanding debt to 8.64% in 2025 from 9.31% in 2024. See “—Liquidity and Capital Resources—Current Debt Facilities” below for further information.

Equity method investment income was $1.6 million in 2025 compared to $16.5 million of loss in 2024, due to the write-down of our investment in Linear in 2024 as discussed in Note 1 in the Notes to Consolidated Financial Statements.

Provision for Income Taxes

The effective tax rate from continuing operations of 23.1% in 2025 was slightly higher compared to the effective tax rate of 22.7% in 2024. The increase was primarily driven by the prior year having a larger reduction of interest expense due to the remeasurement of unrecognized tax benefits, partially offset by higher excess tax benefits on stock compensation due to stock price appreciation.

Net Income

Net income increased $99.0 million, or 47.2%, to $308.4 million in 2025 compared to $209.4 million in 2024. The increase was driven primarily by higher income from operations, reflecting overall business growth driving an increase in net revenue and lower operating expenses as a percentage of revenue. This was partially offset by higher interest expense resulting from an increase in the average amount of debt outstanding. The prior year also included a write-down of our investment in Linear of $16.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

We seek to maintain a stable and flexible balance sheet to ensure that liquidity and funding are available to meet our business obligations. As of December 31, 2025, we had cash, cash equivalents and restricted cash of $407.9 million, of which $336.2 million was restricted, compared to $322.7 million, of which $248.8 million was restricted, as of December 31, 2024. During the year ended December 31, 2025, we issued $163.9 million of asset-backed notes and entered into a $150.0 million consumer loan securitization facility to fund growth in our consumer loan portfolio, issued $522.8 million of asset-backed notes to fund growth in our small business loan portfolio and increased the borrowing capacity of our existing secured revolving credit agreement (the “Credit Agreement”) to $825.0 million. As of December 31, 2025, we had funding capacity of $649.2 million. Based on numerous stressed-case modeling scenarios, we believe we have sufficient liquidity to run our operations for the foreseeable future. Further, we have no recourse debt obligations scheduled to mature until December 2028. As part of our capital and liquidity management, we may from time to time acquire our outstanding debt securities, including through redemptions, tender offers, open market purchases, negotiated transactions or otherwise, in accordance with applicable securities laws and in compliance with the indentures governing our outstanding debt securities, upon such terms and at such prices as we may determine.

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

On June 23, 2022, we entered into an amendment and restatement of the Credit Agreement that, among other changes, increased the borrowing capacity to $440.0 million, with a $20.0 million letter of credit sublimit and $10.0 million swingline loan sublimit. On October 19, 2023, we amended the Credit Agreement to, among other changes, increase the total commitment amount from $440.0 million to $515.0 million. On September 11, 2024, we further amended the Credit Agreement to, among other changes, increase the total commitment amount from $515.0 million to $665.0 million. On August 28, 2025, we further amended the Credit Agreement to, among other changes, increase the total commitment amount from $665.0 million to $825.0 million, extend the maturity date from June 2026 to August 2029 and reduce the interest rate, as applicable, from the base rate plus 0.75% to the base rate plus 0.50% and from the SOFR rate plus 3.50% to the SOFR rate plus 3.25%. In addition to customary fees for a credit facility of this size and type, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the commitment, and ranges from 0.15% per annum to 0.50% per annum depending on usage. As of February 17, 2026, our available borrowings under the Credit Agreement were $139.6 million. Since 2016, we have entered into several loan securitization facilities and offered asset-backed notes to fund our growth, primarily in our near-prime consumer loan and small business loan portfolios. As of February 17, 2026, we had funding capacity of $232.7 million. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer and small business loan securitization facilities.

As of December 31, 2025, we were in compliance with all financial ratios and covenants set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending which could be expected to generate additional liquidity.

Capital

Our total stockholders’ equity increased by $139.8 million to $1,336.7 million at December 31, 2025 from $1,196.9 million at December 31, 2024. The increase of stockholders’ equity was driven primarily by net income for the year ended December 31, 2025 and, to a lesser extent, stock-based compensation expense, partially offset by repurchases of our outstanding common stock, which is discussed in more detail below. Our book value per share outstanding increased to $54.08 at December 31, 2025 from $46.38 at December 31, 2024.

On August 12, 2024, we announced the Board of Directors authorized a new share repurchase program totaling $300.0 million through December 31, 2025 (the “August 2024 Authorization”), which replaced the prior authorization, under which the Company had repurchased $255.9 million of common stock. On November 12, 2025, we announced the Board of Directors authorized a new share repurchase program totaling $400.0 million through June 30, 2027 (the “November 2025 Authorization”), which replaced the August 2024 Authorization. The Company had repurchased $238.9 million of common stock under the August 2024 Authorization before it was terminated. Repurchases under our repurchase programs are made from time to time in accordance with applicable securities laws in the open market, through privately negotiated transactions or otherwise. The share repurchase programs do not obligate us to purchase any shares of our common stock. The November 2025 Authorization may be terminated, increased or decreased by the Board of Directors in its discretion at any time. During 2025, we paid $190.1 million to repurchase common stock under the share repurchase programs.

Cash

At December 31, 2025, we had $71.7 million of available unrestricted cash to fund our future operations compared to $73.9 million at December 31, 2024.

Our cash and cash equivalents at December 31, 2025 were held primarily for working capital purposes and were used to fund a portion of our lending activities. From time to time, we use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest cash in excess of our immediate working capital requirements in short-term investments, deposit accounts or other arrangements designed to preserve the principal balance and maintain adequate liquidity. Our excess cash may be invested primarily in overnight sweep accounts, money market instruments or similar arrangements that provide competitive returns consistent with our polices and market conditions.

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

Current Debt Facilities

The following table summarizes our debt facilities as of December 31, 2025 (dollars in thousands):

	Revolving period end date	Maturity date	Weighted average interest rate(a)		Borrowing capacity	Principal outstanding
Funding Debt:
ODAS IV 2025-2 Securitization Notes	October 2028	November 2032	5.65%		$261,434	$261,434
ODAS IV 2025-1 Securitization Notes	March 2028	April 2032	5.89%		261,392	261,392
ODAS IV 2024-2 Securitization Notes	September 2027	October 2031	5.78%		261,353	261,353
2025-A Securitization Notes	—	October 2031	7.29%		93,331	93,331
ODAS IV 2024-1 Securitization Notes	May 2027	June 2031	6.84%		399,574	399,574
2024-A Securitization Notes	—	October 2030	8.29%		45,510	45,510
ODAS IV 2023-1 Securitization Notes	July 2026	August 2030	7.66%		227,051	227,051
ODR 2021-1 Securitization Facility	November 2027	November 2028	6.86%		246,667	202,890
NCR 2022 Securitization Facility	October 2026	October 2028	7.98%		200,000	175,194
NCLOCR 2025 Securitization Facility	July 2027	July 2028	8.12%		150,000	90,000
NCLOCR 2024 Securitization Facility	February 2027	February 2028	9.37%		150,000	90,000
2023-A Securitization Notes	—	December 2027	7.78%		9,282	9,282
RAOD Securitization Facility	November 2026	November 2027	6.62%		236,842	236,842
HWCR 2023 Securitization Facility	September 2026	September 2027	8.13%		487,595	473,214
ODR 2022-1 Securitization Facility	June 2026	June 2027	7.60%		420,000	202,325
Total funding debt			7.08%		$3,450,031	$3,029,392
Corporate Debt:
Revolving line of credit	August 2029	August 2029	7.02%	(b)	825,000	596,000
9.125% Senior Notes Due 2029	—	August 2029	9.13%		500,000	500,000
11.25% Senior Notes Due 2028	—	December 2028	11.25%		400,000	400,000
Total corporate debt			8.86%		$1,725,000	$1,496,000

(a)
The weighted average interest rate is determined based on the rates and principal balances on December 31, 2025. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.
(b)
We had outstanding letters of credit under the Revolving line of credit of $0.4 million as of December 31, 2025.

Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2025		2024		2023
Cash flows provided by operating activities	$1,819,121		$1,538,576		$1,166,869
Cash flows used in investing activities
Loans and finance receivables	(2,398,643)		(1,867,773)		(1,449,417)
Purchases of property and equipment	(47,140)		(43,422)		(45,241)
Total cash flows used in investing activities	(2,445,783)		(1,911,195)		(1,494,658)
Cash flows provided by financing activities	$711,818		$318,882		$526,541
Total debt to Adjusted EBITDA (a)	5.5	x	5.4	x	5.9	x

(a)
Total debt to Adjusted EBITDA, a non-GAAP measure, is calculated using Adjusted EBITDA for the twelve months ended for the respective period indicated. See “—Non-GAAP Financial Measures—Adjusted EBITDA.”

Cash Flows from Operating Activities

Net cash provided by operating activities increased $280.5 million, or 18.2%, to $1,819.1 million for 2025 from $1,538.6 million for 2024. The increase was driven primarily by additional interest and fee income from growth in the loan portfolio.

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

Cash Flows from Investing Activities

Net cash flows used in investing activities increased $534.6 million, or 28.0%, in 2025 compared to 2024, due primarily to loan originations outpacing repayments by a wider margin in the current year compared to the prior year.

Cash Flows from Financing Activities

Net cash provided by financing activities in 2025 was $711.8 million compared to $318.9 million in 2024. Cash flows provided by financing activities for 2025 primarily consisted of net borrowings of $790.6 million under our securitization facilities and $143.0 million under the Credit Agreement, partially offset by $214.6 million in treasury shares purchases, primarily under our share repurchase programs. Cash flows provided by financing activities for 2024 primarily consisted of net borrowings of $571.4 million under our securitization facilities and $97.0 million under the Credit Agreement, partially offset by $289.3 million in treasury shares purchases, primarily under our share repurchase programs, and $44.4 million in net repayments of senior notes.

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

We perform an evaluation of the recoverability of our deferred tax assets on a quarterly basis. We establish a valuation allowance if it is more likely than not (greater than 50 percent) that all or some portion of the deferred tax asset will not be realized. We analyze several factors, including the nature and frequency of operating losses, our carryforward period for any losses, the reversal of future taxable temporary differences, the expected occurrence of future income or loss and the feasibility of available tax planning strategies to protect against the loss of deferred tax assets.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 in the Notes to Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” in this report for a discussion of recently issued accounting pronouncements that may be significant to Enova.

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

Changes to market interest rates can impact the fair value of our loans and finance receivables. The fair value of our loans and receivables are estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. Required returns may increase or decrease depending upon the level of market interest rates and additional risk premiums required to generate acceptable returns on specific assets. An increase of 100 basis points to the discount rates used in our valuations would decrease the balance of loans and finance receivables at fair value by approximately 0.54% and 0.68% at December 31, 2025 and 2024, respectively. A decrease of 100 basis points to the discount rates used in our valuations would increase the balance of loans and finance receivables at fair value by approximately 0.56% and 0.71% at December 31, 2025 and 2024, respectively.

Expectations of future credit losses are a significant input to the valuation of our loans and finance receivables. A variety of macroeconomic and other factors can impact the expected repayment capacity of our customers and our expectation of future credit losses, both positively and negatively. Increasing our estimates for future credit losses used in our valuations to 110% of current expectations would decrease the balance of loans and finance receivables at fair value by approximately 2.4% and 3.6% at December 31, 2025 and 2024, respectively. Conversely, credit losses may decrease as the economy strengthens or with increased government assistance. Decreasing our estimates for future credit losses used in our valuations to 90% of current expectations would increase the balance of loans and finance receivables at fair value by approximately 2.6% and 4.3% at December 31, 2025 and 2024, respectively.

The expected rate of future customer prepayments can also impact the fair value of our loans and finance receivables. Prepayment speeds can vary with economic activity, competition and other factors that may increase or decrease the liquidity available to our customers to prepay obligations. Increasing our estimates for future prepayments used in our valuations to 110% of current expectations would decrease the balance of loans and finance receivables at fair value by 0.54% and 0.79% at December 31, 2025 and 2024, respectively. Conversely, prepayment speeds may decrease as the economy weakens or inflation increases. Decreasing our estimates for future prepayments used in our valuations to 90% of current expectations would increase the balance of loans and finance receivables at fair value by 0.54% and 0.78% at December 31, 2025 and 2024, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Enova International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Enova International, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

February 20, 2026

We have served as the Company's auditor since 2021.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2025	2024
Assets
Cash and cash equivalents(1)	$71,709	$73,910
Restricted cash(1)	336,154	248,758
Loans and finance receivables at fair value(1)	5,471,544	4,386,444
Income taxes receivable	40,901	40,690
Other receivables and prepaid expenses(1)	80,870	63,752
Property and equipment, net	132,566	119,956
Operating lease right-of-use asset	16,549	18,201
Goodwill	279,275	279,275
Intangible assets, net	3,660	10,951
Other assets(1)	35,204	24,194
Total assets	$6,468,432	$5,266,131
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses(1)	$305,849	$249,970
Operating lease liability	32,041	32,165
Deferred tax liabilities, net	295,437	223,590
Long-term debt(1)	4,498,381	3,563,482
Total liabilities	5,131,708	4,069,207
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 47,441,228 and 46,520,916 shares issued and 24,715,608 and 25,808,096 outstanding as of December 31, 2025 and 2024, respectively	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid in capital	370,078	328,268
Retained earnings	2,006,143	1,697,754
Accumulated other comprehensive loss	(9,500)	(13,691)
Treasury stock, at cost (22,725,620 and 20,712,820 shares as of December 31, 2025 and 2024, respectively)	(1,029,997)	(815,407)
Total stockholders' equity	1,336,724	1,196,924
Total liabilities and stockholders' equity	$6,468,432	$5,266,131

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

	December 31,
	2025	2024
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$672	$348
Restricted cash	292,826	217,344
Loans and finance receivables at fair value	4,227,546	3,048,561
Other receivables and prepaid expenses	27	26
Other assets	7,547	9,832
Total assets of consolidated VIEs	$4,528,618	$3,276,111
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$12,960	$11,300
Long-term debt	3,015,120	2,227,156
Total liabilities of consolidated VIEs	$3,028,080	$2,238,456

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$3,151,653	$2,657,800	$2,117,639
Change in Fair Value	(1,321,412)	(1,128,351)	(887,717)
Net Revenue	1,830,241	1,529,449	1,229,922
Operating Expenses
Marketing	621,077	523,569	414,460
Operations and technology	258,179	224,391	194,905
General and administrative	169,722	156,524	160,265
Depreciation and amortization	41,831	40,207	38,157
Total Operating Expenses	1,090,809	944,691	807,787
Income from Operations	739,432	584,758	422,135
Interest expense, net	(339,305)	(290,442)	(194,779)
Foreign currency transaction gain (loss)	367	(1,064)	57
Equity method investment income (loss)	1,559	(16,460)	116
Other nonoperating expenses	(1,019)	(5,691)	(282)
Income before Income Taxes	401,034	271,101	227,247
Provision for income taxes	92,645	61,653	52,126
Net income	$308,389	$209,448	$175,121
Earnings Per Share:
Earnings per common share:
Basic	$12.25	$7.78	$5.71
Diluted	$11.52	$7.43	$5.49
Weighted average common shares outstanding:
Basic	25,169	26,920	30,673
Diluted	26,775	28,202	31,921

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$308,389	$209,448	$175,121
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)(1)	4,191	(7,919)	1,979
Unrealized gain (loss) on investments, net of tax	—	492	(2,253)
Total other comprehensive gain (loss), net of tax	4,191	(7,427)	(274)
Comprehensive Income	312,580	202,021	174,847

(1)
Net of tax (provision) benefit of $(1,287), $2,483 and $(637) for the years ended December 31, 2025, 2024 and 2023, respectively.

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2022	44,327	$—	$251,878	$1,313,185	$(5,990)	(13,106)	$(372,928)	$1,186,145
Stock-based compensation expense	—	—	26,738	—	—	—	—	26,738
Shares issued for vested RSUs	624	—	—	—	—	—	—	—
Shares issued for stock option exercises	389	—	5,640	—	—	—	—	5,640
Net income	—	—	—	175,121	—	—	—	175,121
Unrealized loss on investments, net of tax	—	—	—	—	(2,253)	—	—	(2,253)
Foreign currency translation gain, net of tax	—	—	—	—	1,979	—	—	1,979
Purchases of treasury shares, at cost	—	—	—	—	—	(3,145)	(153,187)	(153,187)
Balance at December 31, 2023	45,340	$—	$284,256	$1,488,306	$(6,264)	(16,251)	$(526,115)	$1,240,183
Stock-based compensation expense	—	—	31,816	—	—	—	—	31,816
Shares issued for vested RSUs	617	—	—	—	—	—	—	—
Shares issued for stock option exercises	564	—	12,196	—	—	—	—	12,196
Net income	—	—	—	209,448	—	—	—	209,448
Unrealized gain on investments, net of tax	—	—	—	—	492	—	—	492
Foreign currency translation loss, net of tax	—	—	—	—	(7,919)	—	—	(7,919)
Purchases of treasury shares, at cost	—	—	—	—	—	(4,462)	(289,292)	(289,292)
Balance at December 31, 2024	46,521	$—	$328,268	$1,697,754	$(13,691)	(20,713)	$(815,407)	$1,196,924
Stock-based compensation expense	—	—	33,096	—	—	—	—	33,096
Shares issued for vested RSUs	557	—	—	—	—	—	—	—
Shares issued for stock option exercises	363	—	8,714	—	—	—	—	8,714
Net income	—	—	—	308,389	—	—	—	308,389
Foreign currency translation gain, net of tax	—	—	—	—	4,191	—	—	4,191
Purchases of treasury shares, at cost	—	—	—	—	—	(2,013)	(214,590)	(214,590)
Balance at December 31, 2025	47,441	$—	$370,078	$2,006,143	$(9,500)	(22,726)	$(1,029,997)	$1,336,724

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net income	$308,389	$209,448	$175,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,831	40,207	38,157
Amortization of deferred loan costs and debt discount	16,588	15,787	10,123
Change in fair value	1,313,391	1,119,214	879,351
Stock-based compensation expense	33,096	31,816	26,738
Write-down of equity method investment	—	16,552	—
Loss on early extinguishment of debt	1,019	5,690	282
Operating leases, net	1,528	1,173	(1,457)
Deferred income taxes, net	70,560	112,722	8,545
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	1,391	(12,513)	(44,169)
Other receivables, prepaid expenses and other assets	(24,174)	12,754	8,879
Accounts payable and accrued expenses	34,964	35,053	18,137
Current income taxes receivable/payable	20,538	(49,327)	47,162
Net cash provided by operating activities	1,819,121	1,538,576	1,166,869
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(7,168,665)	(5,640,183)	(4,315,483)
Loans and finance receivables repaid	4,770,022	3,772,410	2,866,066
Capitalization of software development costs and purchases of fixed assets	(47,140)	(43,422)	(45,241)
Net cash used in investing activities	(2,445,783)	(1,911,195)	(1,494,658)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	1,768,000	852,000	423,000
Repayments under revolving line of credit	(1,625,000)	(755,000)	(376,000)
Borrowings under securitization facilities	1,686,214	1,617,861	1,013,591
Repayments under securitization facilities	(895,656)	(1,046,424)	(679,190)
Issuance of senior notes	—	500,000	396,232
Repayments of senior notes	—	(544,393)	(81,123)
Debt issuance costs paid	(15,301)	(28,066)	(22,422)
Debt prepayment penalty paid	(563)	—	—
Proceeds from exercise of stock options	8,714	12,196	5,640
Treasury shares purchased	(214,590)	(289,292)	(153,187)
Net cash provided by financing activities	711,818	318,882	526,541
Effect of exchange rates on cash	39	(1,034)	287
Net increase (decrease) in cash, cash equivalents and restricted cash	85,195	(54,771)	199,039
Cash, cash equivalents and restricted cash at beginning of year	322,668	377,439	178,400
Cash, cash equivalents and restricted cash at end of year	$407,863	$322,668	$377,439

See Notes to Consolidated Financial Statements

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Nature of the Company

Enova International, Inc. (“Enova”), formed on September 7, 2011, is an independent, publicly traded company, and the Company’s shares of common stock are listed on the New York Stock Exchange under the symbol “ENVA.” Enova and its subsidiaries (individually and collectively referred to herein as the “Company”) operate an internet-based lending platform to serve customers in need of cash to fulfill their financial responsibilities. Through a network of direct and indirect marketing channels, the Company offers funds to its customers through a variety of loan and finance receivable products that are primarily unsecured. The business is operated primarily through the internet to provide convenient, fully-automated financial solutions to its customers. As of December 31, 2025, the Company offered or arranged loans to consumers under the names “CashNetUSA” and “NetCredit” in 37 states in the United States and under the name “Simplic” in Brazil. The Company also offered or arranged financing to small businesses in 49 states and Washington D.C. in the United States under the names “OnDeck” and “Headway Capital.”

The Company originates, guarantees, purchases or purchases a participating interest in consumer installment loans or line of credit accounts. The Company also provides financing to small businesses through either installment loans or line of credit accounts. Consumer and small business loans provide customers with cash in their bank account, typically in exchange for an obligation to repay the amount advanced plus fees and/or interest. “Loans and finance receivables” include both consumer loans and small business loans.

Installment loans are loans originated by the Company, by a third-party lender through the Company’s credit services organization or credit access business program (“CSO program” as further described below) that the Company guarantees or by a bank partner. Installment loans include longer-term loans that require the outstanding principal balance to be paid down in multiple installments. Line of credit accounts are originated by the Company or by a bank partner. Line of credit accounts allow customers to draw on their line of credit in increments of their choosing up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with the terms of the line of credit account.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	December 31,
	2025	2024	2023
Cash and cash equivalents	$71,709	$73,910	$54,357
Restricted cash	336,154	248,758	323,082
Total cash, cash equivalents and restricted cash	$407,863	$322,668	$377,439

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Investments in Unconsolidated Investees

The Company owns a 20% equity interest in On Deck Capital Australia PTY LTD (“OnDeck Australia”), which is recorded using the equity method of accounting. As of December 31, 2025 and 2024 the carrying value of the Company’s ownership in OnDeck Australia was $1.5 million and $0.1 million, respectively, which the Company included in “Other assets” on the consolidated balance sheets.

On February 24, 2021, the Company contributed the platform-as-service business assumed in the OnDeck acquisition to Linear Financial Technologies Holding LLC (“Linear”) in exchange for ownership units in that entity. The Company recorded its interest in Linear under the equity method of accounting and included it in “Other assets” on the consolidated balance sheets. In 2022, the Company recognized a gain of $11.0 million related to the sale by Linear of its operating company. In the third quarter of 2024, Linear was dissolved, with its sole assets, consisting of preferred shares in a separate company, being distributed to the holders of Linear’s ownership units. Concurrently in the third quarter of 2024, the separate company executed a capital raise in which the Company opted not to participate that resulted in the Company’s preferred shares having a substantially less preferential position in the separate company’s capital structure. Because of their subordinated position, the preferred shares were valued at $0. As such, the Company recorded a loss of $16.6 million during 2024, which included the carrying value of the investment of $16.1 million and the remaining unrealized loss of $0.5 million that had been recorded directly in accumulated other comprehensive income. In the third quarter of 2025, the preferred shares were canceled and extinguished without consideration to the Company in connection with the separate company being acquired by another entity. As of December 31, 2025 and 2024, the Company’s investment in Linear had no carrying value.

Equity method income has been included in “Equity method investment income (loss)” in the consolidated income statements.

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

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the years ended December 31, 2025, 2024 and 2023 (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net Income	$308,389	$209,448	$175,121
Denominator:
Total weighted average basic shares	25,169	26,920	30,673
Shares applicable to stock-based compensation	1,606	1,282	1,248
Total weighted average diluted shares	26,775	28,202	31,921
Earnings per common share – basic	$12.25	$7.78	$5.71
Earnings per common share – diluted	$11.52	$7.43	$5.49

For the years ended December 31, 2025, 2024 and 2023, there were 160,087, 177,247 and 351,699 shares of common stock underlying stock options, respectively, that were excluded from the calculation of diluted net earnings per share because their effect would have been antidilutive. For the years ended December 31, 2025, 2024, and 2023, there were 107, 1,394 and 235,237 shares of common stock underlying restricted stock units, respectively, that were excluded from the calculation of diluted net earnings per share because their effect would have been antidilutive.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to disclose additional information about federal, state and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The Company adopted this standard in the fourth quarter of 2025 on a retrospective basis as of January 1, 2023. There was no impact of adoption to recognition or measurement in the Company’s consolidated financial statements. Refer to Note 10 and Note 16 for further information.

Accounting Standards to be Adopted in Future Periods

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025‑06 on the consolidated financial statements.

2. Acquisitions

On December 10, 2025, the Company entered into a merger agreement with Grasshopper Bancorp, Inc. (“Grasshopper”) under which the Company will acquire Grasshopper for an aggregate purchase price valued at approximately $369 million at signing to be paid in a combination of cash and newly issued Enova shares. Under the terms of the merger agreement, Grasshopper will merge with and into the Company, with the Company continuing as the surviving corporation and, immediately following the merger, an interim national bank and wholly-owned subsidiary of the Company will merge with and into Grasshopper Bank, a wholly-owned subsidiary of Grasshopper, with Grasshopper Bank continuing as the surviving bank. The merger agreement was unanimously approved by the Boards of Directors of each of the Company and Grasshopper. On February 2, 2026, Grasshopper held a special meeting of its stockholders in connection with the merger, at which the merger agreement was approved. The transaction remains subject to regulatory approvals from the Office of the Comptroller of the Currency and the Federal Reserve and other customary closing conditions, and is expected to close during the second half of 2026.

Founded in 2019, Grasshopper Bank is a leading client-first, full-service digital bank offering digital financial solutions for commercial and consumer customers, including fintech-focused Banking-as-a-Service and API banking platforms, commercial and Small Business Administration lending, and consumer banking.

3. Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Consumer loans and finance receivables revenue	$1,748,114	$1,576,821	$1,295,231
Small business loans and finance receivables revenue	1,362,187	1,043,475	790,804
Total loans and finance receivables revenue	3,110,301	2,620,296	2,086,035
Other	41,352	37,504	31,604
Total Revenue	$3,151,653	$2,657,800	$2,117,639

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loans and Finance Receivables at Fair Value

The components of Company-owned loans and finance receivables at December 31, 2025 and 2024 were as follows (in thousands):

	As of December 31, 2025
		Small
	Consumer	Business	Total
Principal balance - accrual	$1,294,991	$3,079,986	$4,374,977
Principal balance - non-accrual	151,947	221,090	373,037
Total principal balance	1,446,938	3,301,076	4,748,014

Accrued interest and fees	126,825	27,448	154,273

Loans and finance receivables at fair value - accrual	1,694,851	3,550,186	5,245,037
Loans and finance receivables at fair value - non-accrual	69,618	156,889	226,507
Loans and finance receivables at fair value	1,764,469	3,707,075	5,471,544
Difference between principal balance and fair value	$317,531	$405,999	$723,530

	As of December 31, 2024
		Small
	Consumer	Business	Total
Principal balance - accrual	$1,210,042	$2,290,132	$3,500,174
Principal balance - non-accrual	143,972	166,298	310,270
Total principal balance	1,354,014	2,456,430	3,810,444

Accrued interest and fees	128,956	27,086	156,042

Loans and finance receivables at fair value - accrual	1,617,708	2,672,714	4,290,422
Loans and finance receivables at fair value - non-accrual	21,599	74,423	96,022
Loans and finance receivables at fair value	$1,639,307	$2,747,137	$4,386,444
Difference between principal balance and fair value	$285,293	$290,707	$576,000

As of December 31, 2025 and 2024, the aggregate fair value of loans and finance receivables that were 90 days or more past due was $41.5 million, of which $30.1 million was in non-accrual status, and $32.7 million, of which $16.6 million was in non-accrual status, respectively. The aggregate unpaid principal balance for loans and finance receivables that were 90 days or more past due was $60.7 million and $71.9 million, as of December 31, 2025 and 2024, respectively.

Changes in the fair value of Company-owned loans and finance receivables during the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year Ended December 31, 2025
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,639,307	$2,747,137	$4,386,444
Originations or acquisitions(1)	2,212,786	5,475,179	7,687,965
Interest and fees(2)	1,748,114	1,362,187	3,110,301
Repayments	(2,935,740)	(5,469,191)	(8,404,931)
Charge-offs, net(3)	(939,932)	(523,170)	(1,463,102)
Net change in fair value(3)	34,778	114,933	149,711
Effect of foreign currency translation	5,156	—	5,156
Balance at end of period	$1,764,469	$3,707,075	$5,471,544

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

In connection with its CSO program, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for consumer loans and is required to purchase any defaulted loans it has guaranteed. As of December 31, 2025 and 2024, the amount of consumer loans guaranteed by the Company had an estimated fair value of $26.1 million and $28.4 million, respectively, and an outstanding principal balance of $18.7 million and $19.9 million, respectively. As of December 31, 2025 and 2024, the amount of consumer loans, including principal, fees and interest, guaranteed by the Company were $22.3 million and $23.8 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

4. Property and Equipment

As a leading technology and analytics company, a significant amount of capital is invested in developing computer software and systems infrastructure. The Company capitalized internal software development costs of $44.1 million, $40.9 million and $37.3 million during 2025, 2024 and 2023, respectively.

Major classifications of property and equipment at December 31, 2025 and 2024 were as follows (in thousands):

	As of December 31, 2025
	Cost	Accumulated Depreciation	Net
Computer software	$244,217	$(120,059)	$124,158
Furniture, fixtures and equipment	30,540	(26,072)	4,468
Leasehold improvements	16,745	(12,805)	3,940
Total	$291,502	$(158,936)	$132,566

	As of December 31, 2024
	Cost	Accumulated Depreciation	Net
Computer software	$210,268	$(103,017)	$107,251
Furniture, fixtures and equipment	34,253	(27,085)	7,168
Leasehold improvements	16,724	(11,187)	5,537
Total	$261,245	$(141,289)	$119,956

The Company recognized depreciation expense of $34.5 million, $32.2 million and $29.8 million during 2025, 2024 and 2023, respectively.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Other Intangible Assets

There were no changes in the carrying value of goodwill for the years ended December 31, 2025 and 2024.

The Company completed its annual assessment of goodwill as of October 1, 2025 based on qualitative factors and determined that the fair value of its goodwill exceeded carrying value; as such, no impairment existed at that date.

Acquired intangible assets that are subject to amortization as of December 31, 2025 and 2024 were as follows (in thousands):

	As of December 31, 2025
	Cost	Accumulated Amortization	Net
Developed technology	$25,980	$(25,445)	$535
Trade names and trademarks	11,185	(8,395)	2,790
Licenses	3,100	(2,945)	155
Customer relationships	1,900	(1,805)	95
Lead provider and broker relationships	1,700	(1,615)	85
Total	$43,865	$(40,205)	$3,660

	As of December 31, 2024
	Cost	Accumulated Amortization	Net
Developed technology	$25,980	$(21,013)	$4,967
Trade names and trademarks	11,184	(6,875)	4,309
Licenses	3,100	(2,325)	775
Customer relationships	1,900	(1,425)	475
Lead provider and broker relationships	1,700	(1,275)	425
Total	$43,864	$(32,913)	$10,951

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

Amortization expense for acquired intangible assets was $7.3 million, $8.1 million and $8.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Estimated future amortization expense for the years ended December 31, is as follows (in thousands):

Year	Amount
2026	$2,029
2027	806
2028	110
2029	110
2030	110

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2025 and 2024 were as follows (in thousands):

	As of December 31,
	2025	2024
Unrecognized tax benefits	$103,212	$82,463
Trade accounts payable	78,962	58,950
Accrued payroll and fringe benefits	47,806	45,784
Accrued interest payable	33,882	30,501
Cash in transit	21,739	10,943
Liability for consumer loans funded by third-party lender	17,742	19,357
Other accrued liabilities	2,506	1,972
Total	$305,849	$249,970

Refer to Note 10 for discussion of unrecognized tax benefits.

7. Marketing Expenses

Marketing expenses for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Customer procurement expense including lead purchase costs	$384,232	$292,794	$230,910
Advertising	236,845	230,775	183,550
Total	$621,077	$523,569	$414,460

8. Leases

The Company has operating leases primarily for its corporate headquarters, other offices located in the U.S. and certain equipment. The Company’s leases have remaining lease terms of less than one year to nine years. Certain leases include options to extend the leases for up to five years, while others include options to terminate the lease under certain conditions. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease expenses for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$5,261	$4,814	$4,983
Variable lease cost	492	746	1,252
Short-term lease cost	311	493	1,208
Sublease income	(271)	(281)	(1,175)
Total lease cost	$5,793	$5,772	$6,268

Future minimum lease payments as of December 31, 2025 are as follows (in thousands):

Year	Amount
2026	$4,548
2027	6,912
2028	6,312
2029	5,518
2030	4,544
Thereafter	17,860
Total lease payments	$45,694
Less: interest	13,653
Present value of lease liabilities	$32,041

The weighted average remaining lease term and discount rate as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Weighted average remaining lease term (years)
Operating leases	7.4	8.1
Weighted average discount rate
Operating leases	8.81%	8.81%

Supplemental cash flow disclosures related to leases for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,734	$3,790
Noncash transactions related to adjustments to lease liability and right-of-use asset
Operating leases	777	6,186

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term Debt

The Company’s long-term debt instruments and balances outstanding as of December 31, 2025 and 2024 were as follows (dollars in thousands):

				Weighted			Outstanding
	Revolving			average	Borrowing		December 31,
	period end date	Maturity date		interest rate(1)	capacity		2025	2024
Funding Debt:
ODAS IV 2025-2 Securitization Notes	October 2028	November 2032		5.65%	$261,434		$261,434	$—
ODAS IV 2025-1 Securitization Notes	March 2028	April 2032		5.89%	261,392		261,392	—
ODAS IV 2024-2 Securitization Notes	September 2027	October 2031		5.78%	261,353		261,353	261,353
2025-A Securitization Notes	—	October 2031		7.29%	93,331		93,331	—
ODAS IV 2024-1 Securitization Notes	May 2027	June 2031		6.84%	399,574		399,574	399,574
2024-A Securitization Notes	—	October 2030		8.29%	45,510		45,510	123,546
ODAS IV 2023-1 Securitization Notes	July 2026	August 2030		7.66%	227,051		227,051	227,051
ODR 2021-1 Securitization Facility	November 2027	November 2028		6.86%	246,667		202,890	233,333
NCR 2022 Securitization Facility	October 2026	October 2028		7.98%	200,000		175,194	119,039
NCLOCR 2025 Securitization Facility	July 2027	July 2028		8.12%	150,000		90,000	—
NCLOCR 2024 Securitization Facility	February 2027	February 2028		9.37%	150,000		90,000	99,000
2023-A Securitization Notes	—	December 2027		7.78%	9,282		9,282	32,116
RAOD Securitization Facility	November 2026	November 2027		6.62%	236,842		236,842	192,000
HWCR 2023 Securitization Facility	September 2026	September 2027		8.13%	487,595		473,214	331,214
ODR 2022-1 Securitization Facility	June 2026	June 2027		7.60%	420,000		202,325	188,342
2018-1 Securitization Facility	March 2025	March 2026	(2)	—	—		—	32,200
Total funding debt				7.08%	$3,450,031		$3,029,392	$2,238,768
Corporate Debt:
Revolving line of credit	August 2029	August 2029		7.02%	825,000	(3)	$596,000	$453,000
9.125% Senior Notes Due 2029	—	August 2029		9.13%	500,000		500,000	500,000
11.25% Senior Notes Due 2028	—	December 2028		11.25%	400,000		400,000	400,000
Total corporate debt				8.86%	$1,725,000		$1,496,000	$1,353,000
Less: Long-term debt issuance costs							$(24,581)	$(24,830)
Less: Debt discounts							(2,430)	(3,456)
Total long-term debt							$4,498,381	$3,563,482

(1)
The weighted average interest rate is determined based on the rates and principal balances on December 31, 2025. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.
(2)
On May 30, 2025, the remaining outstanding balance on this facility was paid in full and the facility was terminated.
(3)
The Company had outstanding letters of credit under the Revolving line of credit of $0.4 and $0.7 million as of December 31, 2025 and 2024, respectively.

Weighted-average interest rates on long-term debt were 8.64% and 9.31% for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company was in compliance with all financial ratios and covenants set forth in the prevailing long-term debt agreements.

Funding Debt

ODAS IV 2025-2 Securitization Notes

On November 13, 2025, OnDeck Asset Securitization IV, LLC (“ODAS IV”), a wholly-owned indirect subsidiary of the Company, issued $261.4 million in initial principal amount of Series 2025-2 Fixed Rate Asset-Backed Notes (the “ODAS IV 2025-2 Securitization Notes”) in a private securitization transaction. The ODAS IV 2025-2 Securitization Notes have a legal final payment date in November 2032 and were issued in four classes with initial principal amounts and fixed interest rates per annum as follows: Class A Notes of $122.2 million at 4.84%, Class B Notes of $58.8 million at 5.23%, Class C Notes of $49.5 million at 6.30% and Class D Notes of $31.0 million at 8.58%. Collateral for the ODAS IV 2025-2 Securitization Notes consists of, among other things, a revolving pool of small business loans originated or purchased by ODK Capital, LLC (“ODK”), which is a wholly-owned indirect subsidiary of the Company.

The net proceeds of the ODAS IV 2025-2 Securitization Notes were used to purchase small business loans from ODK that were pledged as collateral for the ODAS IV 2025-2 Securitization Notes and for other general corporate purposes. ODK is the servicer of the loans securing the ODAS IV 2025-2 Securitization Notes. ODAS IV is the sole obligor of the ODAS IV 2025-2 Securitization Notes, which are not obligations of, or guaranteed by, the Company or ODK. As of December 31, 2025, the carrying amount of the ODAS IV 2025-2 Securitization Notes was $257.7 million, including unamortized issuance costs of $3.8 million. The ODAS IV

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2025-2 Securitization Notes were offered and sold to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act.

ODAS IV 2025-1 Securitization Notes

On March 20, 2025, ODAS IV issued $261.4 million in initial principal amount of Series 2025-1 Fixed Rate Asset-Backed Notes (the “ODAS IV 2025-1 Securitization Notes”) in a private securitization transaction. The ODAS IV 2025-1 Securitization Notes have a legal final payment date in April 2032 and were issued in four classes with initial principal amounts and fixed interest rates per annum as follows: Class A Notes of $126.8 million at 5.08%, Class B Notes of $57.8 million at 5.52%, Class C Notes of $45.5 million at 6.64% and Class D Notes of $31.2 million at 8.77%. Collateral for the ODAS IV 2025-1 Securitization Notes consists of, among other things, a revolving pool of small business loans originated or purchased by ODK.

The net proceeds of the ODAS IV 2025-1 Securitization Notes were used to purchase small business loans from ODK that were pledged as collateral for the ODAS IV 2025-1 Securitization Notes and for other general corporate purposes. ODK is the servicer of the loans securing the ODAS IV 2025-1 Securitization Notes. ODAS IV is the sole obligor of the ODAS IV 2025-1 Securitization Notes, which are not obligations of, or guaranteed by, the Company or ODK. As of December 31, 2025, the carrying amount of the ODAS IV 2025-1 Securitization Notes was $258.4 million, including unamortized issuance costs of $3.0 million. The ODAS IV 2025-1 Securitization Notes were offered and sold to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act.

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

The net proceeds of the ODAS IV 2024-2 Securitization Notes were used to purchase small business loans from ODK that were pledged as collateral for the ODAS IV 2024-2 Securitization Notes and for other general corporate purposes. ODK is the servicer of the loans securing the ODAS IV 2024-2 Securitization Notes. ODAS IV is the sole obligor of the ODAS IV 2024-2 Securitization Notes, which are not obligations of, or guaranteed by, the Company or ODK. As of December 31, 2025 and 2024, the carrying amount of the ODAS IV 2024-2 Securitization Notes was $259.2 million, including unamortized issuance costs of $2.2 million, and $257.9 million, including unamortized issuance costs of $3.4 million, respectively. The ODAS IV 2024-2 Securitization Notes were offered and sold to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act.

2025-A Securitization Notes

On May 30, 2025, NetCredit Combined Receivables A, LLC (“NCCRA”), a wholly-owned indirect subsidiary of the Company, issued $163.9 million of Fixed Rate Asset-Backed Notes (the “2025-A Securitization Notes”) in a private securitization transaction. The 2025-A Securitization Notes have a legal final payment date in October 2031 and were issued in one class with a fixed interest rate of 7.29% per annum. The 2025-A Securitization Notes are backed by a pool of unsecured consumer installment loans. The 2025-A Securitization Notes represent obligations of NCCRA only and are not guaranteed by the Company. The net proceeds of the offering of the 2025-A Securitization Notes were used to acquire unsecured consumer installment loans from certain subsidiaries of the Company, fund a reserve account and pay fees and expenses incurred in connection with the transaction. As of December 31, 2025, the carrying amount of the 2025-A Securitization Notes was $92.1 million, including unamortized issuance costs of $1.2 million. The 2025-A Securitization Notes were offered and sold only to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act.

ODAS IV 2024-1 Securitization Notes

On May 17, 2024, ODAS IV issued $399.6 million in initial principal amount of Series 2024-1 Fixed Rate Asset-Backed Notes (the “ODAS IV 2024-1 Securitization Notes”) in a private securitization transaction. The ODAS IV 2024-1 Securitization Notes have a legal final payment date in June 2031 and were issued in three classes with initial principal amounts and fixed interest rates per annum as follows: Class A Notes of $260.1 million at 6.27%, Class B Notes of $82.2 million at 7.15%, and Class C Notes of $57.3 million at

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.99%. Collateral for the ODAS IV 2024-1 Securitization Notes consists of, among other things, a revolving pool of small business loans originated or purchased by ODK. ODAS IV used the net proceeds of the private offering to purchase small business loans from ODK that were pledged as collateral for the ODAS IV 2024-1 Securitization Notes and to fund a reserve account. ODK is the servicer of the loans securing the ODAS IV 2024-1 Securitization Notes. ODAS IV is the sole obligor of the ODAS IV 2024-1 Securitization Notes, which are not obligations of, or guaranteed by, the Company or ODK. The Company used the proceeds from the transaction for general corporate purposes. As of December 31, 2025 and 2024, the carrying amount of the ODAS IV 2024-1 Securitization Notes was $396.7 million, including unamortized issuance costs of $2.8 million, and $395.2 million, including an unamortized discount of $0.1 million and unamortized issuance costs of $4.3 million, respectively. The ODAS IV 2024-1 Securitization Notes were offered and sold to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act.

2024-A Securitization Notes

On May 31, 2024, NetCredit Combined Receivables 2024, LLC (“NCCR 2024”), a wholly-owned indirect subsidiary of the Company, issued $217.2 million of Fixed Rate Asset-Backed Notes (the “2024-A Securitization Notes”) in a private securitization transaction. The 2024-A Securitization Notes have a legal final payment date in October 2030 and were issued in two classes with principal amounts and fixed interest rates per annum as follows: Class A Notes of $172.5 million at 7.43% and Class B Notes of $44.6 million at 8.31%. The 2024-A Securitization Notes are backed by a pool of unsecured consumer installment loans. The 2024-A Securitization Notes represent obligations of NCCR 2024 only and are not guaranteed by the Company. The net proceeds of the offering of the 2024-A Securitization Notes were used to acquire unsecured consumer installment loans from certain subsidiaries of the Company, fund a reserve account and pay fees and expenses incurred in connection with the transaction. As of December 31, 2025 and 2024, the carrying amount of the 2024-A Securitization Notes was $45.0 million, including unamortized issuance costs of $0.5 million, and $122.1 million, including unamortized issuance costs of $1.4 million, respectively. The 2024-A Securitization Notes were offered and sold only to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act.

ODAS IV 2023-1 Securitization Notes

On July 27, 2023, ODAS IV issued $227.1 million in initial principal amount of Series 2023-1 Fixed Rate Asset-Backed Notes (the “ODAS IV 2023-1 Securitization Notes”) in a private securitization transaction. The ODAS IV 2023-1 Securitization Notes have a legal final payment date in August 2030 and were issued in three classes with initial principal amounts and fixed interest rates per annum as follows: Class A Notes of $143.8 million at 7.00%, Class B Notes of $56.3 million at 8.25%, and Class C Notes of $27.0 million at 9.93%. Collateral for the ODAS IV 2023-1 Securitization Notes consists of, among other things, a revolving pool of small business loans originated or purchased by ODK.

The net proceeds of the ODAS IV 2023-1 Securitization Notes were used to purchase small business loans from ODK that were pledged as collateral for the ODAS IV 2023-1 Securitization Notes and to fund a reserve account. ODK is the servicer of the loans securing the ODAS IV 2023-1 Securitization Notes. ODAS IV is the sole obligor of the ODAS IV 2023-1 Securitization Notes, which are not obligations of, or guaranteed by, the Company or ODK. The Company used the proceeds from the transaction for general corporate purposes. The ODAS IV 2023-1 Securitization Notes were offered and sold to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act. As of December 31, 2025 and 2024, the carrying amount of the ODAS IV 2023-1 Securitization Notes was $226.3 million, including an unamortized discount of $0.1 million and unamortized issuance costs of $0.7 million, and $225.2 million, including an unamortized discount of $0.2 million and unamortized issuance costs of $1.7 million, respectively.

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

The ODR 2021-1 Debtor has issued revolving loan notes that are required to be secured by eligible securitization receivables. On March 29, 2022, the ODR 2021-1 Securitization Facility was amended to, among other changes, increase the commitment amount of the revolving loans from $150.0 million to $200.0 million. On November 18, 2022, the ODR 2021-1 Securitization Facility was further

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amended to include a Class B revolving note with a maximum loan balance of $33.3 million, increasing the total commitment amount from $200.0 million to $233.3 million. On November 15, 2023, the ODR 2021-1 Securitization Facility was amended to, among other changes, extend the revolving period to November 2025 and the maturity date to November 2026. On November 24, 2025, the ODR 2021-1 Securitization Facility was amended to, among other changes, increase the total commitment amount from $233.3 million to $246.7 million and extend the revolving period to November 2027 and the maturity date to November 2028. The ODR 2021-1 Securitization Facility is non-recourse to the Company. As of December 31, 2025 and 2024, there was $202.9 million and $233.3 million outstanding amount under the ODR 2021-1 Securitization Facility, respectively.

The ODR 2021-1 Securitization Facility is governed by a credit agreement, dated as of November 17, 2021, and amended on March 29, 2022, November 14, 2022, November 18, 2022, December 15, 2022, January 30, 2023, February 27, 2023, November 15, 2023, March 20, 2025, November 14, 2025 and November 24, 2025, among the ODR 2021-1 Debtor, the administrative and collateral agent, the lenders, and the paying agent. The ODR 2021-1 Securitization Facility Class A note bears interest at a rate per annum equal to a benchmark rate (currently the lender’s asset-backed commercial paper rate) plus an applicable margin of 2.00%. The ODR 2021-1 Securitization Facility Class B note bears interest at a rate per annum equal to a benchmark rate (currently Secured Overnight Financing Rate (“SOFR”)) plus an applicable margin of 6.00%. Interest payments on the ODR 2021-1 Securitization Facility are made monthly.

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

The NCR 2022 Debtor has issued notes with an initial maximum principal balance of $125.0 million, which were required to be secured by 1.25 times the drawn amount in eligible receivables. On October 15, 2024, the NCR 2022 Securitization Facility was amended to, among other changes, extend the revolving period end and final maturity date to October 2026 and October 2028, respectively, increase the revolving commitment from $125.0 million to $200.0 million, decrease the borrowing rate from SOFR + 4.75% to SOFR + 4.25% and increase the advance rate from 80% to 85%. The NCR 2022 Securitization Facility is non-recourse to the Company. As of December 31, 2025 and 2024, the total outstanding amount of the NCR 2022 Securitization Facility was $175.2 million and $119.0 million, respectively.

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

The NCR 2022 Securitization Facility documents contain customary provisions for securitizations, including: representations and warranties as to the eligibility of the receivables and other matters; indemnification for specified losses not including losses due to the inability of consumers to repay their loans; covenants regarding special purpose entity matters; and default and termination provisions

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which provide for the acceleration of the NCR 2022 Securitization Facility in circumstances including, but not limited to, failure to make payments when due, servicer defaults, certain insolvency events, breaches of representations, warranties or covenants, failure to maintain the security interest in the receivables and defaults under other material indebtedness of the NCR 2022 Debtor.

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

The NCLOCR 2025 Securitization Facility has two classes of loans with a total revolving commitment of $150.0 million, which are required to be secured by eligible securitization receivables. The NCLOCR 2025 Securitization Facility is non-recourse to the Company. The facility has a revolving period that ends in July 2027 and a final maturity ending in July 2028. As of December 31, 2025, the total outstanding amount of the NCLOCR 2025 Securitization Facility was $90.0 million.

The NCLOCR 2025 Securitization Facility is governed by a loan and security agreement, dated as of July 17, 2025, among NCLOCR 2025, the administrative agent and the lenders. The Class A revolving loans have a commitment amount of $125.0 million and accrue interest at a rate per annum equal to SOFR plus 3.50% with an advance rate of 75%. The Class B revolving loans have a commitment amount of $25.0 million and accrue interest at a rate per annum equal to SOFR plus 8.00% with an advance rate of 90%. Interest payments on the NCLOCR 2025 Securitization Facility are made monthly.

NCLOCR 2024 Securitization Facility

On February 21, 2024, NetCredit LOC Receivables 2024, LLC (“NCLOCR 2024”), a wholly-owned indirect subsidiary of the Company, entered into a receivables securitization (the “NCLOCR 2024 Securitization Facility”) with lenders party thereto from time to time, Midtown Madison Management, LLC, as administrative agent, and Citibank, N.A., as collateral trustee and paying agent. The NCLOCR 2024 Securitization Facility collateralizes certain receivables that have been and will be originated under the Company’s NetCredit brand by several of its subsidiaries and that meet specified criteria in exchange for a note payable.

The NCLOCR 2024 Securitization Facility has a revolving commitment of $150.0 million, which is required to be secured by eligible securitization receivables. The NCLOCR 2024 Securitization Facility is non-recourse to the Company. The facility has a revolving period that ends in February 2027 and a final maturity ending in February 2028. As of December 31, 2025 and 2024, the total outstanding amount of the NCLOCR 2024 Securitization Facility was $90.0 million and $99.0 million, respectively.

The NCLOCR 2024 Securitization Facility is governed by a note issuance and purchase agreement, dated as of February 21, 2024, among NCLOCR 2024, the administrative agent, the lenders, and the collateral trustee and paying agent. The revolving loans accrue interest at a rate per annum equal to SOFR plus 5.50% with an advance rate of 85%. Interest payments on the NCLOCR 2024 Securitization Facility are made monthly.

2023-A Securitization Notes

On March 3, 2023, the Company issued $170.0 million in aggregate principal notes (the “2023-A Securitization Notes”) through an indirect subsidiary, NetCredit Combined Receivables 2023, LLC (“NCCR 2023”). The 2023-A Securitization Notes were sold at a discount of the principal amount to yield 9.00% to maturity in December 2027 (equivalent to 3.975% spread above interpolated U.S. Treasuries). The 2023-A Securitization Notes represent obligations of NCCR 2023 only and are not guaranteed by the Company. The net proceeds from issuance of the 2023-A Securitization Notes were used to acquire consumer loans from certain of the Company’s wholly-owned subsidiaries. The acquired loans were pledged as collateral for 2023-A Securitization Notes and are serviced by another subsidiary of the Company. As of December 31, 2025 and 2024, the carrying amount of the 2023-A Securitization Notes was $9.2 million and $31.7 million, including an unamortized discount of $0.2 million and unamortized issuance costs of $0.3 million,

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively. The 2023-A Securitization Notes were offered and sold only to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States in compliance with Regulation S under the Securities Act.

RAOD Securitization Facility

Assumed in the OnDeck acquisition, the loan securitization facility (“RAOD Securitization Facility”) for Receivable Assets of OnDeck, LLC (“RAOD”), a wholly-owned indirect subsidiary of the Company, collateralizes certain eligible installment loans originated or purchased by ODK or certain other subsidiaries. The RAOD Securitization Facility was amended on December 24, 2020, which, amongst other changes, extended the revolving period from December 2020 to December 2022, extended the maturity date from September 2021 to December 2023, revised the advance rate to 76% and changed the borrowing rate from LIBOR plus 1.65% to LIBOR plus 2.5%. On July 16, 2021, the RAOD Securitization Facility was further amended to increase the total commitment from $100.0 million to $177.6 million by increasing the Class A note commitment to $150.0 million and adding a Class B note with a commitment of $27.6 million. The borrowing rate on the Class A note was lowered from LIBOR plus 2.5% to LIBOR plus 1.75% and the borrowing rate on the Class B note was LIBOR plus 6.5% and the advance rate for the Class A notes remained 76% and the Class B notes advance rate was 90%. The scope of acceptable collateral was also expanded to include line of credit products from OnDeck in addition to installment loans. On March 18, 2022, the RAOD Securitization Facility was amended to, among other changes, increase the Class A commitment amount to $200.0 million and the Class B commitment to $36.8 million. On November 18, 2022, the RAOD Securitization Facility was amended to, among other changes, extend the revolving period to November 2024, extend the maturity date to November 2025, change the Class A borrowing rate from LIBOR plus 1.75% to SOFR plus 1.90% and the Class B borrowing rate from LIBOR plus 6.5% to SOFR plus 8.00%, and decrease the Class B commitment from $36.8 million to $30.3 million and the Class B advance rate from 90% to 87.5%. On November 18, 2024, the RAOD Securitization Facility was amended to extend the revolving period to November 2026, extend the maturity date to November 2027, change the Class A borrowing rate from SOFR plus 1.90% to SOFR plus 1.85% and the Class B borrowing rate from SOFR plus 8.00% to SOFR plus 7.60%, and increase the Class B commitment from $30.3 million to $36.8 million and the Class B advance rate from 87.5% to 90%. The Class A commitment amount and advance rate remained the same at $200.0 million and 76%, respectively. As of December 31, 2025 and 2024, the carrying amount of the RAOD Securitization Facility was $236.8 million and $192.0 million, respectively.

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

The HWCR 2023 Securitization Facility initially had Class A and Class B revolving commitments of $215.0 million and $72.2 million, respectively, which are required to be secured by eligible securitization receivables. On September 18, 2024, the HWCR 2022 Securitization Facility was amended to, among other changes, extend the revolving period end and final maturity date to September 2026 and September 2027, respectively, increase the Class A revolving commitment from $215.0 million to $365.0 million, the Class B revolving commitment from $72.2 million to $122.6 million and the total facility commitment from $287.2 million to $487.6 million. There were no changes to the borrowing rate or advance rate on the Class A and Class B loans. The HWCR 2023 Securitization Facility is non-recourse to the Company. As of December 31, 2025 and 2024, the total outstanding amount of the HWCR 2023 Securitization Facility was $473.2 million and $331.2 million, respectively.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The ODR 2022-1 Securitization Facility initially had Class A and Class B revolving commitments of $350.0 million and $70.0 million, respectively, which are required to be secured by eligible securitization receivables. On June 27, 2024, the ODR 2022-1 Securitization Facility was amended to, among other changes, extend the revolving period end and final maturity date to June 2026 and June 2027, respectively, decrease the Class A revolving commitment from $350.0 million to $338.0 million, and increase the Class B revolving commitment from $70.0 million to $82.0 million. The total facility commitment remained the same at $420.0 million. The ODR 2022-1 Securitization Facility is non-recourse to the Company. As of December 31, 2025 and 2024, the total outstanding amount of the ODR 2022-1 Securitization Facility was $202.3 million and $188.3 million, respectively.

The ODR 2022-1 Securitization Facility is governed by a credit agreement, dated as of June 30, 2022, among the ODR 2022-1 Debtor, the administrative and collateral agent, the lenders, and the paying agent. The Class A revolving loans accrue interest at a rate per annum equal to BMO’s prime rate plus 2.60% with an advance rate of 72.5%. The Class B revolving loans accrue interest at a rate per annum equal to SOFR plus 7.50% with an advance rate of 90%. Interest payments on the ODR 2022-1 Securitization Facility are made monthly.

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

2018‑1 Securitization Facility

On July 23, 2018, the Company and several of its subsidiaries entered into a receivables funding agreement (the “2018‑1 Securitization Facility”) with Pacific Western Bank, as lender (the “2018‑1 Lender”). The 2018‑1 Securitization Facility collateralized securitization receivables that had been originated or acquired under the Company’s NetCredit brand by several of its subsidiaries and that met specified eligibility criteria in exchange for a revolving note. Under the 2018‑1 Securitization Facility, securitization receivables were sold to a wholly-owned subsidiary of the Company (the “2018‑1 Debtor”) and serviced by another subsidiary of the Company.

The 2018‑1 Debtor issued a revolving note with an initial maximum principal balance of $150.0 million, which was required to be secured by 1.25 times the drawn amount in eligible securitization receivables. On September 15, 2021, the 2018-1 Securitization Facility was amended to increase the advance rate 90% and to reopen and extend the revolving period to September 15, 2024 and the final maturity date to September 15, 2026. The amendment also increased the eligibility criteria around acceptable collateral and increased flexibility around certain financial covenants. On March 24, 2022, the 2018-1 Securitization Facility was amended to, among other changes, increase the commitment amount of the revolving loans from $150.0 million to $200.0 million and extend the maturity date from September 15, 2026 to March 24, 2027. On May 22, 2024, the 2018-1 Securitization Facility was amended to change the maturity date from March 24, 2027 to March 24, 2026. On May 30, 2025, the remaining outstanding balance on this facility was paid in full and the facility was terminated. As of December 31, 2024, the outstanding amount of the 2018-1 Securitization Facility was $32.2 million.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The 2018‑1 Securitization Facility was governed by a loan and security agreement, dated as of July 23, 2018, and amended on September 15, 2021, March 24, 2022, July 28, 2022, December 31, 2022 and May 22, 2024, between the 2018‑1 Lender and the 2018‑1 Debtor. The 2018-1 Securitization Facility bore interest at a rate per annum equal to SOFR plus an applicable margin, which rate per annum was 4.25%. In addition, the 2018‑1 Debtor paid certain customary upfront closing fees to the 2018‑1 Lender. Interest payments on the 2018‑1 Securitization Facility were made monthly.

Corporate Debt

Revolving Credit Facility

On June 23, 2022, the Company and certain of its subsidiaries entered into an amended and restated secured revolving credit agreement with Bank of Montreal, as administrative agent and collateral agent, the lenders from time to time party thereto, and BMO Capital Markets, Axos Bank, and Synovus Bank, as the joint lead arrangers and joint lead bookrunners (as amended, the “Credit Agreement”). The Credit Agreement amended and restated the existing credit agreement, dated as of June 30, 2017, by and among the Company, certain of its subsidiaries, the lenders from time to time party thereto, and TBK Bank, SSB, as administrative agent, in its entirety. On October 19, 2023, the Company and certain of its subsidiaries entered into the First Amendment to Amended and Restated Credit Agreement (the “First Amendment”). Prior to the First Amendment, the Credit Agreement provided for a secured, asset-backed revolving credit facility in an aggregate principal amount of up to $440.0 million, with a $20.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit. The First Amendment increased the total commitment amount to $515.0 million with no change to the interest rate or maturity date. On September 11, 2024, the Company and certain of its subsidiaries entered into the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”). The Second Amendment increased the total commitment amount to $665.0 million with no change to the interest rate or maturity date. On August 28, 2025, the Company and certain of its subsidiaries entered into the Third Amendment to Amended and Restated Credit Agreement (the “Third Amendment”). The Third Amendment increased the total commitment amount to $825.0 million, extended the maturity date and reduced the interest rate. The proceeds of the loans under the Credit Agreement may be used for working capital and other general business purposes. The Company had outstanding borrowings as of December 31, 2025 and 2024 of $596.0 million and $453.0 million, respectively, under the Credit Agreement.

The loans bear interest, at the Company’s option, at the base rate plus 0.50% or the SOFR rate plus 3.25%. In addition to customary fees for a credit facility of this size and type, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the commitment, and ranges from 0.15% per annum to 0.50% per annum depending on usage. The loans mature on August 28, 2029. The Company had outstanding letters of credit under the Credit Agreement of $0.4 million and $0.7 million as of December 31, 2025 and 2024, respectively.

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

As of December 31, 2025 and 2024, the carrying amount of the 2029 Senior Notes was $493.7 million, which included unamortized issuance costs of $6.3 million, and $491.9 million, which included unamortized issuance costs of $8.0 million, respectively. The issuance costs are being amortized to interest expense over a period of five years, through the maturity date of August 1, 2029.

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

The Company used a portion of the net proceeds of the 2028 Senior Notes offering to retire existing indebtedness, and to pay the related accrued interest, premiums, fees and expenses associated therewith. The remaining amount was used for general corporate purposes.

As of December 31, 2025 and 2024, the carrying amount of the 2028 Senior Notes was $393.6 million, which included an unamortized discount of $2.2 million and unamortized issuance costs of $4.2 million, and $391.4 million, which included an unamortized discount of $3.0 million and unamortized issuance costs of $5.6 million, respectively. The discount and issuance costs are being amortized to interest expense over a period of five years, through the maturity date of December 15, 2028.

As of December 31, 2025, required principal payments under the terms of the long-term debt for each of the five years after December 31, 2025 are as follows (in thousands):

Year	Amount
2026	$—
2027	—
2028	400,000
2029	1,096,000
2030	—
Thereafter	—
Securitization(1)	3,029,392
Total	$4,525,392

(1)
The ODR 2022-1 Securitization Facility matures in June 2027, the HWCR 2023 Securitization Facility matures in September 2027, the RAOD Securitization Facility matures in November 2027, the 2023-A Securitization Notes mature in December 2027, the NCLOCR 2024 Securitization Facility matures in February 2028, the NCLOCR 2025 Securitization Facility matures in July 2028,

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the NCR 2022 Securitization Facility matures in October 2028, the ODR 2021-1 Securitization Facility matures in November 2028, the ODAS IV 2023-1 Securitization Notes mature in August 2030, the 2024-A Securitization Notes mature in October 2030, the ODAS IV 2024-1 Securitization Notes mature in June 2031, the 2025-A Securitization Notes mature in October 2031, the ODAS IV 2024-2 Securitization Notes mature in October 2031, the ODAS IV 2025-1 Securitization Notes mature in April 2032 and the ODAS IV 2025-2 Securitization Notes mature in November 2032.

10. Income Taxes

The components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Compensation and benefits	$9,649	$6,858
Translation adjustments	3,605	4,940
Lease liability	7,567	7,532
Foreign net operating loss carryforward	15,464	8,200
U.S. net operating loss carryforward	8,533	10,539
Capitalized intangible costs	14,860	28,938
Capital loss carryforward	4,573	5,136
Other	3,726	5,481
Total deferred tax assets	67,977	77,624
Deferred tax liabilities:
Amortizable intangible assets	61,101	61,418
Loans and finance receivables, net	237,328	186,224
Property and equipment	30,478	26,606
Operating lease right-of-use asset	3,931	4,285
Other	3,052	2,203
Total deferred tax liabilities	335,890	280,736
Net deferred tax liabilities before valuation allowance	(267,913)	(203,112)
Valuation allowance	(27,524)	(20,478)
Net deferred tax liabilities	$(295,437)	$(223,590)

The components of the provision for income taxes and the income to which it relates for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Income before income taxes:
Domestic	$400,754	$270,682	$226,638
International	280	419	609
Income before income taxes	$401,034	$271,101	$227,247
Current provision:
Federal	$25,947	$(42,149)	$38,260
International	(265)	98	518
State and local	(3,538)	(9,019)	4,792
Total current provision	$22,144	$(51,070)	$43,570
Deferred provision:
Federal	$56,871	$96,736	$7,483
State and local	13,630	15,987	1,073
Total deferred provision	$70,501	$112,723	$8,556
Total provision for income taxes	$92,645	$61,653	$52,126

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Included within both the current and deferred federal provision components for the year ended December 31, 2024 was a decrease in the unrecognized tax benefits reserve, which results in a current federal and state income tax benefit with an equal and offsetting deferred federal and state income tax expense, due to the temporary nature of the unrecognized tax benefits.

The effective tax rate on income differed from the federal statutory rate of 21% for the years ended December 31, 2025, 2024 and 2023, for the following reasons (dollars in thousands):

	Year Ended December 31,
	2025		2024		2023
Tax provision computed at the federal statutory income tax rate	$84,217	21.0%	$56,931	21.0%	$47,722	21.0%
State and local income taxes, net of federal tax benefits(1)	7,192	1.8%	7,249	2.7%	3,815	1.7%
Nontaxable or nondeductible items:
Nondeductible regulatory settlement	—	0.0%	—	0.0%	3,150	1.4%
Other	(512)	-0.1%	1,021	0.4%	69	0.0%
Tax credits:
Research and development credit	(1,317)	-0.3%	(1,896)	-0.7%	(2,655)	-1.2%
Changes in valuation allowance	(516)	-0.1%	841	0.3%	—	0.0%
Changes in unrecognized tax benefits	3,905	1.0%	(2,523)	-0.9%	(130)	-0.1%
Effect of changes in tax laws or rates enacted in current period	—	0.0%	—	0.0%	—	0.0%
Foreign tax effects	(324)	-0.1%	30	0.0%	155	0.1%
Total provision	$92,645	23.1%	$61,653	22.7%	$52,126	22.9%

(1)
The states that contributed to the majority (greater than 50%) of the tax effect in this category include California, New Jersey, New York, Tennessee, and Wisconsin.

The Company had gross federal net operating loss carryforwards of $11.2 million as of December 31, 2025, mainly attributable to the Company’s 2020 acquisitions. The Company has recorded a valuation allowance related to the federal net operating loss carryforwards as they are not more likely than not to be utilized as the losses will be limited to the Section 382 ownership changes. The Company had a tax-effected valuation allowance of $0.7 million as of December 31, 2025 established against the net operating losses that will expire prior to their utilization.

The Company had gross state net operating loss carryforwards of $293.4 million, $277.4 million and $178.6 million as of December 31, 2025, 2024 and 2023, respectively, that, if unused, will expire between calendar years 2026 and 2046. The 2025 gross state net operating loss carryforwards include losses incurred in states that quantify net operating losses before the application of apportionment factors, and their inclusion inflates the total amount of state net operating loss carryforwards when compared to a population of states that quantify net operating losses after the application of apportionment factors. The Company had recorded a tax-effected valuation allowance of $9.9 million as of December 31, 2025, primarily related to Louisiana state net operating loss carryforward deferred tax assets as they are not more likely than not to be utilized based on the calculation of income tax in the state of Louisiana. The state excludes interest income from its tax base and the Company does not anticipate generating a sufficient amount of non-interest income to enable the utilization of net operating losses.

The Company had gross foreign net operating loss carryforwards from Brazilian operations of $73.6 million, $39.0 million and $29.5 million as of December 31, 2025, 2024 and 2023, respectively. These net operating loss carryforwards are subject to annual limitations and have an unlimited carryforward period. The Company has recorded a full valuation allowance related to the Brazilian net operating loss carryforwards, as they are not more likely than not to be utilized. We currently have insignificant accumulated earnings in foreign jurisdictions. We intend to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.

The Company had gross federal capital loss carryforwards of $19.0 million as of December 31, 2025, mainly attributable to the Company’s write-down of its investment in Linear in 2024. Capital losses can be carried back three years and carried forward five years. The Company has recorded a valuation allowance related to the capital loss that will not be utilized against capital gains within the three-year carryback window. The Company continued to maintain a tax-effected valuation allowance of $1.3 million as of December 31, 2025 against the capital loss carryforwards that are not more likely than not to be utilized prior to their expiration as the Company cannot project future capital gains.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the valuation allowance activity for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$20,478	$16,035	$11,088
Additions	7,046	4,443	4,963
Deductions	—	—	(16)
Balance at end of period	$27,524	$20,478	$16,035

A reconciliation of the activity related to unrecognized tax benefits follows for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$99,277	$173,707	$83,833
Additions based on tax positions related to the current year	115,930	97,348	169,811
Additions for tax positions of prior years	—	59	244
Reductions for tax positions of prior years	(96,885)	(169,345)	(76,100)
Reductions due to lapsed statute of limitations	(282)	(2,367)	(4,081)
Reductions due to settlement with taxing authorities	(81)	(125)	—
Balance at end of period	$117,959	$99,277	$173,707

Included in the balances of unrecognized tax benefits at December 31, 2025, 2024 and 2023 were potential benefits of $11.4 million, $7.2 million and $9.9 million, respectively, that, if recognized, would favorably affect the effective tax rate in the period of recognition. The balance of unrecognized tax benefits for temporary items as of December 31, 2025, 2024 and 2023 was $91.8 million, $75.6 million and $125.9 million, respectively. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits as of December 31, 2025 and 2024 included $8.5 million and $4.9 million, respectively, for accrued interest and penalties related to unrecognized tax benefits. Within the tabular rollforward, the additions and reductions based on tax positions related to the current year, primarily relate to a temporary uncertainty that is expected to reverse in the immediately following tax period. The table includes the net increase or decrease associated with this position. The balance of unrecognized tax benefits includes amounts classified as an increase in income taxes payable or the reduction of a deferred tax asset. In 2024, the Company decreased the balance of the unrecognized tax benefits reserve due to management’s evaluation and remeasurement of its settlement position related to the timing of recognition of income and losses related to the Company's loan and finance receivable portfolio.

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

The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. The statute of limitations related to the Company’s consolidated Federal income tax returns is closed for all tax years up to and including 2021. The years open to examination by state, local and foreign government authorities vary by jurisdiction, but the statute of limitation is generally three years from the date the tax return is filed. For jurisdictions that have generated net operating losses, carryovers may be subject to the statute of limitations applicable for the year those carryovers are utilized. In these cases, the period for which the losses may be adjusted will extend to conform with the statute of limitations for the year in which the losses are utilized. In most circumstances, this is expected to increase the length of time that the applicable taxing authority may examine the carryovers by one year or longer, in limited cases.

11. Commitments and Contingencies

Guarantees of Consumer Loans

In connection with its CSO program, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for consumer loans and is required to purchase any defaulted loans it has guaranteed. As of December 31, 2025 and 2024, the amount of

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consumer loans guaranteed by the Company had an estimated fair value of $26.1 million and $28.4 million, respectively, and an outstanding principal balance of $18.7 million and $19.9 million, respectively. As of December 31, 2025 and 2024, the amount of consumer loans, including principal, fees and interest, guaranteed by the Company were $22.3 million and $23.8 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

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

Litigation

On April 23, 2018, the Commonwealth of Virginia, through Attorney General Mark R. Herring, filed a lawsuit in the Circuit Court for the County of Fairfax, Virginia against NC Financial Solutions of Utah, LLC (“NC Utah”), a subsidiary of the Company. The lawsuit alleged violations of the Virginia Consumer Protection Act relating to NC Utah’s communications with customers, collections of certain payments, its loan agreements, and the rates it charged to Virginia borrowers. The plaintiff sought to enjoin NC Utah from continuing its lending practices in Virginia, restitution, civil penalties, and costs and expenses in connection with the same. In January 2026, the parties entered into a Consent Decree to resolve the matter. Under the Consent Decree, NC Utah denied the allegations contained in the complaint and agreed to a payment of $3.4 million, comprised of $3.1 million in customer restitution, $0.2 million in fees and costs, and $0.1 million in administration expenses. Additionally, NC Utah agreed to modify certain outstanding loans at reduced interest rates and forgive approximately $87.0 million of previously charged-off receivables. As the payment of $3.4 million had been accrued in prior years and the forgiven loans charged off in prior years, there was no material impact to the Company’s consolidated income statements for the years ended December 31, 2025 and 2024.

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

12. Employee Benefit Plans

The Company sponsors the Enova International, Inc. 401(k) Savings Plan (the “Enova 401(k) Plan”), which is open to all U.S. employees of the Company and its subsidiaries. The Company also offers the Enova International, Inc. Nonqualified Savings Plan (the “NQSP”) for certain members of Company management. For the Enova 401(k) Plan, new employees are automatically enrolled in this plan unless they elect not to participate. The Company makes matching contributions of 100% of the first 1% of pay and 50% of the next 5% of pay that each employee contributes to the Enova 401(k) Plan. The Company’s matching contributions fully vest after a participant’s second year of service with the Company. The Company recorded compensation expense for combined contributions to these plans of $5.3 million, $4.6 million and $4.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company also sponsors the Enova International, Inc. Supplemental Executive Retirement Plan (“SERP”) in which certain officers and certain other employees of the Company participate. Under this defined contribution plan, the Company makes an annual supplemental cash contribution to the SERP based on the terms of the plan as approved by the Company’s Management Development and Compensation Committee of the Board of Directors. The Company recorded compensation expense of $1.0 million, $0.9 million and $0.5 million for SERP contributions for the years ended December 31, 2025, 2024 and 2023, respectively.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts included in the consolidated balance sheets relating to the NQSP and the SERP were as follows (in thousands):

	As of December 31,
	2025	2024
Other receivables and prepaid expenses	$14,486	$10,712
Accounts payable and accrued expenses	$15,123	$11,251

13. Stock-Based Compensation

Under the Enova International, Inc. 2014 Fourth Amended and Restated Long-Term Incentive Plan (the “Enova LTIP”), the Company is authorized to issue 16,500,000 shares of Common Stock pursuant to “Awards” granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options, restricted stock units (“RSUs”), restricted stock, performance shares, stock appreciation rights or other stock-based awards. Since 2014, nonqualified stock options and RSU awards have been the only stock-based awards granted under the Enova LTIP. As of December 31, 2025, there were 2,760,776 shares available for future grants under the Enova LTIP.

During the year ended December 31, 2025, the Company received 204,626 shares of its common stock valued at approximately $23.4 million as partial payment of taxes required to be withheld upon issuance of shares under RSUs.

Restricted Stock Units

The Company grants RSUs to Company officers, certain employees and to the non-management members of the Board of Directors under the Enova LTIP. Each vested RSU entitles the holder to receive a share of the common stock of the Company. For Company officers and certain employees, the shares are to be issued upon vesting of the RSUs generally on an annual basis over a period of four years. Shares for RSU awards granted to members of the Board of Directors vest and are issued twelve months after the grant date.

In accordance with ASC 718, the grant date fair value of RSUs is based on the Company’s closing stock price on the day before the grant date and is amortized to expense over the vesting periods. The agreements relating to awards provide that the vesting and payment of awards would be accelerated if there is a change in control of the Company.

The following table summarizes the Company’s RSU activity during 2025, 2024 and 2023:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2025		2024		2023
	Units	Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	1,251,810	$48.34	1,489,809	$41.40	1,540,579	$32.06
Units granted	283,581	112.08	478,537	54.79	638,419	51.94
Shares issued	(557,114)	44.05	(617,291)	36.36	(624,264)	29.10
Units forfeited	(44,121)	66.52	(99,245)	49.75	(64,925)	41.71
Outstanding at end of year	934,156	$69.39	1,251,810	$48.34	1,489,809	$41.40

Compensation expense related to these RSUs totaling $25.0 million ($19.2 million net of related taxes), $25.0 million ($18.8 million net of related taxes) and $22.2 million ($16.6 million net of related taxes) was recognized for the years ended December 31, 2025, 2024 and 2023, respectively. Total unrecognized compensation cost related to these RSUs at December 31, 2025 was $42.5 million, which will be recognized over a weighted average period of approximately 2.4 years. The outstanding RSUs had an aggregate intrinsic value of $146.8 million at December 31, 2025.

Stock Options

The Company grants stock options to purchase Enova stock to Company officers and certain employees under the Enova LTIP. Stock options would allow the holder to purchase shares of the Company’s common stock at a price not less than the fair market value of the shares as of the grant date, or the exercise price. Stock options granted under the Enova LTIP generally become exercisable in equal increments on the first, second and third anniversaries of their date of grant, and expire on the seventh anniversary of their date of grant. Exercise prices of these stock options are equal to the closing stock price on the day before the grant date.

In accordance with ASC 718, compensation expense on stock options is based on the grant date fair value of the stock options and is amortized to expense over the vesting periods. For the year ended December 31, 2025, the Company estimated the fair value of the stock

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

option grants using the Black-Scholes option-pricing model based on the following weighted average assumptions: risk-free interest rate of 4.0%, expected term (life) of options of 4.5 years, expected volatility of 41.5% and no expected dividends. Determining the fair value of options awards at their respective grant dates requires considerable judgment, including estimating expected volatility and expected term (life). The Company based its expected volatility on a weighted average of the historical volatility of the Company. The Company calculated its expected term based on the simplified method, which is the mid-point between the weighted-average graded-vesting term and the contractual term. The simplified method was chosen as a means to determine expected term as the Company has limited historical option exercise experience as a public company. The Company derived the risk-free rate from a weighted-average yield for the three-and five-year zero-coupon U.S. Treasury Strips. The Company estimates forfeitures at the grant date based on its historical forfeiture rate and revises the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes the Company’s stock option activity during 2025, 2024 and 2023:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2025		2024		2023
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at beginning of year	1,793,587	$36.58	2,120,241	$28.98	2,202,687	$23.80
Options granted	206,906	110.40	237,157	68.97	306,105	47.89
Options exercised	(363,198)	23.99	(563,811)	21.63	(388,551)	14.52
Outstanding at end of year	1,637,295	$48.70	1,793,587	$36.58	2,120,241	$28.98
Exercisable options at end of year	1,170,280	35.12	1,170,738	28.14	1,450,841	23.24

The weighted average fair value of options granted in 2025 was $44.12. Compensation expense related to stock options totaling $8.1 million ($6.2 million net of related taxes), $6.8 million ($5.1 million net of related taxes) and $4.6 million ($3.4 million net of related taxes) was recognized for the years ended December 31, 2025, 2024 and 2023, respectively. Total unrecognized compensation cost related to stock options at December 31, 2025 was $12.6 million, which will be recognized over a period of approximately 2.0 years. At December 31, 2025, the intrinsic value of stock options outstanding was $177.7 million, and the intrinsic value of stock options exercisable was $142.9 million, respectively.

14. Related Party Transactions

As discussed in Note 1 in the Notes to Consolidated Financial Statements, in December 2021, the Company divested a portion of its interest in OnDeck Australia and began recording its remaining interest utilizing the equity method of accounting. As of December 31, 2025 and 2024, there was no balance due from affiliate outstanding between the Company and OnDeck Australia.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Supplemental Disclosures of Cash Flow Information

The following table sets forth certain cash and non-cash activities for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid during the year for:
Interest	$321,080	$274,117	$182,407
Income taxes paid (recovered)(1)	1,439	(1,517)	(3,105)
Non-cash investing and financing activities:
Loans and finance receivables renewed	$519,299	$414,138	$491,291

(1)
Total income taxes paid (recovered) by jurisdiction were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Income taxes paid, net of refunds received
Federal	$—	$—	$(2,061)
State and Local
Alabama	79	—	—
California	—	—	(316)
Florida	191	(396)	80
Georgia	(37)	(320)	(14)
Louisiana	—	(10)	(260)
Maryland	84	—	70
North Carolina	85	—	(6)
New Jersey	87	—	—
Oregon	112	—	—
Pennsylvania	107	—	(55)
South Carolina	140	434	(814)
Texas	258	(349)	545
Virginia	3	(987)	(83)
West Virginia	—	—	(369)
Other States	248	111	178
Foreign	82	—	—
Total income taxes paid (recovered)	$1,439	$(1,517)	$(3,105)

17. Operating Segment Information

During the three years ended December 31, 2025, the Company primarily provided online financial services to non-prime credit consumers and small businesses in the United States and Brazil. The Company has one reportable segment, which is composed of the Company’s domestic and international operations and corporate services. The Company has aggregated all components of its business into a single operating segment based on the similarities of the economic characteristics, the nature of the products and services, the nature of the production and distribution methods, the shared technology platforms, the type of customer and the nature of the regulatory environment. The Company's Chief Operating Decision Maker, its Chief Executive Officer, is regularly provided with significant segment expenses at a similar level and category as is disclosed in the Consolidated Statements of Income; as such, separate presentation is not provided in this Note.

The following table presents the Company’s revenue by geographic region for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue
United States	$3,072,575	$2,604,460	$2,087,519
Other international countries	79,078	53,340	30,120
Total revenue	$3,151,653	$2,657,800	$2,117,639

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $132.6 million and $120.0 million at December 31, 2025 and 2024, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

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

During the years ended December 31, 2025 and 2024, there were no transfers of assets or liabilities between Level 1, 2 or 3. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period values.

The Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31,	Fair Value Measurements Using
	2025	Level 1	Level 2	Level 3
Financial assets
Consumer loans and finance receivables(1)	$1,764,469	$—	$—	$1,764,469
Small business loans and finance receivables(1)	3,707,075	—	—	3,707,075
Non-qualified savings plan assets(2)	14,486	14,486	—	—
Investment in trading security(3)	13,722	13,722	—	—
Total	$5,499,752	$28,208	$—	$5,471,544

	December 31,	Fair Value Measurements Using
	2024	Level 1	Level 2	Level 3
Financial assets
Consumer loans and finance receivables(1)	$1,639,307	$—	$—	$1,639,307
Small business loans and finance receivables(1)	2,747,137	—	—	2,747,137
Non-qualified savings plan assets(2)	10,712	10,712	—	—
Investment in trading security(3)	3,636	3,636	—	—
Total	$4,400,792	$14,348	$—	$4,386,444

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

The Company had no liabilities measured at fair value on a recurring basis as of December 31, 2025 or 2024.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a nonrecurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At December 31, 2025 and 2024, there were no assets or liabilities recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of December 31, 2025 and 2024 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	December 31,	Fair Value Measurements Using
	2025	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$71,709	$71,709	$—	$—
Restricted cash(1)	336,154	336,154	—	—
Investment in unconsolidated investee(2)	6,918	—	—	6,918
Total	$414,781	$407,863	$—	$6,918
Financial liabilities:
Revolving line of credit	$596,000	$—	$—	$596,000
Securitization facilities	3,029,180	—	3,037,390	—
11.25% senior notes due 2028	397,783	—	422,924	—
9.125% senior notes due 2029	500,000	—	530,620	—
Total	$4,522,963	$—	$3,990,934	$596,000

	December 31,	Fair Value Measurements Using
	2024	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$73,910	$73,910	$—	$—
Restricted cash(1)	248,758	248,758	—	—
Investment in unconsolidated investee(2)	6,918	—	—	6,918
Total	$329,586	$322,668	$—	$6,918
Financial liabilities:
Revolving line of credit	$453,000	$—	$—	$453,000
Securitization facilities	2,238,279	—	2,246,406	—
11.25% senior notes due 2028	397,033	—	433,112	—
9.125% senior notes due 2029	500,000	—	519,360	—
Total	$3,588,312	$—	$3,198,878	$453,000

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)
Restricted cash includes $292.8 million and $217.3 million in assets of consolidated VIEs as of December 31, 2025 and 2024, respectively.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2025 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework” (2013), management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company plans to file with the SEC a definitive proxy statement, pursuant to SEC Regulation 14A in connection with its 2026 Annual Meeting of Stockholders, or the Proxy Statement, within 120 days after December 31, 2025. Information required by this Item 10 relating to our directors and nominees included under the captions “Proposal 1: Election of Directors—Directors to be Elected by our Stockholders” and “Stockholder Proposals and Communications with our Board—Director Nominations” of our Proxy Statement is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth information, as of December 31, 2025, with respect to shares of common stock of the Company that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,571,451	$31.01	2,760,776
Equity compensation plans not approved by security holders	—	—	—
Total	2,571,451	$31.01	2,760,776

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements are filed in Item 8 of Part II of this report:

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement between Cash America International, Inc. and Enova International, Inc.	8-K	001-35503	2.1	11/19/2014

2.2	Agreement and Plan of Merger dated as of July 28, 2020, among Enova International, Inc., Energy Merger Sub, Inc. and On Deck Capital, Inc.	8-K	001-35503	2.1	12/28/2020

2.3	Agreement and Plan of Merger, by and between Enova International, Inc. and Grasshopper Bancorp, Inc., dated December 10, 2025	8-K	001-35503	2.1	12/11/2025

3.1	Enova International, Inc. Restated Certificate of Incorporation	10-Q	001-35503	3.1	7/28/2023

3.2	Enova International, Inc. Amended and Restated Bylaws	8-K	001-35503	3.1	11/17/2017

4.1	Specimen common stock certificate	10-12B	001-35503	4.1	10/2/2014

4.2	Description of the Registrant’s Securities	10-K	001-35503	4.2	2/27/2020

4.3	Indenture, dated as of December 6, 2023, by and among Enova International, Inc., each of the guarantors party thereto and Computershare Trust Company, N.A., as trustee and the Form of 11.25% Senior Note due 2028 (included as Exhibit A).	8-K	001-35503	4.1	12/11/2023

4.4	Indenture, dated as of August 12, 2024, by and among Enova International, Inc., each of the guarantors party thereto and Computershare Trust Company, N.A., as trustee, and the Form of 9.125% Senior Note due 2029 (included as Exhibit A) (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 12, 2024)	10-Q	001-35503	4.1	7/23/2024

4.5	Base Indenture, dated as of July 27, 2023, by and between OnDeck Asset Securitization IV,	10-Q	001-35503	4.1	10/25/2023

	LLC, as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee of Asset Backed Notes (Issuable in Series of Notes)

4.6	Series 2023-1 Indenture Supplement dated as of July 27, 2023 to Base Indenture dated as of July 27, 2023, by and between OnDeck Asset Securitization IV, LLC, as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee of up to $378,417,000 of Asset Backed Notes	10-Q	001-35503	4.2	10/25/2023

4.7	Series 2024-1 Indenture Supplement, dated as of May 17, 2024, to Base Indenture dated as of July 27, 2023, by and between OnDeck Asset Securitization IV, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee, of up to $500,149,970 of Asset Backed Notes	10-Q	001-35503	4.2	7/24/2024

4.8	Indenture, dated as of March 3, 2023, by and among NetCredit Combined Receivables 2023, LLC, as Issuer, and Citibank, N.A., as Indenture Trustee, Paying Agent, Note Registrar and Securities Intermediary	10-Q	001-35503	4.3	7/24/2024

4.9	Indenture, dated as of May 31, 2024, by and among NetCredit Combined Receivables 2024, LLC, as Issuer, and Citibank, N.A., as Indenture Trustee, Paying Agent, Note Registrar and Securities Intermediary	10-Q	001-35503	4.1	7/24/2024

4.10	Series 2024-2 Indenture Supplement, dated as of October 2, 2024, to Base Indenture dated as of July 27, 2023, by and between OnDeck Asset Securitization IV, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee, of up to $261,353,000 of Asset Backed Notes	10-K	001-35503	4.10	2/18/2025

4.11	First Amendment to Indenture, dated as of July 31, 2024, by and between NetCredit Combined Receivables 2024, LLC and Citibank, N.A., as Indenture Trustee, Securities Intermediary, Note Registrar and Paying Agent	10-K	001-35503	4.11	2/18/2025

4.12	First Amendment to Indenture, dated as of August 9, 2024, by and between NetCredit Combined Receivables 2023, LLC and Citibank, N.A., as Indenture Trustee, Securities Intermediary, Note Registrar and Paying Agent	10-K	001-35503	4.12	2/18/2025

4.13	Series 2025-1 Indenture Supplement, dated as of March 20, 2025, to Base Indenture dated as of July 27, 2023 and amended as of March 20, 2025, by and between OnDeck Asset Securitization IV, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee, of up to $261,392,000 of Asset Backed Notes	10-Q	001-35503	4.1	4/29/2025

4.14	First Supplement to the Base Indenture, dated as of March 20, 2025, between OnDeck Asset Securitization IV, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee	10-Q	001-35503	4.2	4/29/2025

4.15	Indenture, dated as of May 30, 2025, by and among NetCredit Combined Receivables A, LLC, as Issuer, and Citibank, N.A., as Indenture Trustee, Paying Agent, Note Registrar and Securities Intermediary	10-Q	001-35503	4.1	7/25/2025

4.16

Series 2025-2 Indenture Supplement, dated as of November 13, 2025, to Base Indenture dated as of July 27, 2023 and amended as of March 20, 2025 and further amended as of November 13, 2025, by and between OnDeck Asset Securitization IV, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee, of up to $261,434,000 of Asset Backed Notes

						X

4.17	Second Supplement to the Base Indenture, dated as of November 13, 2025, between OnDeck Asset Securitization IV, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee					X

4.18

Omnibus First Supplement to Series 2023-1 Indenture Supplement, Series 2024-1 Indenture Supplement, Series 2024-2 Indenture Supplement and Series 2025-1 Indenture Supplement, dated as of November 13, 2025, between OnDeck Asset Securitization IV, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee

						X

10.1	Enova International, Inc. 2014 Long-Term Incentive Plan*	10-Q	001-35503	10.1	11/14/2014

10.2	Enova International, Inc. Fourth Amended and Restated 2014 Long-Term Incentive Plan*	DEF 14A	001-35503	Appendix A	3/28/2024

10.3	Enova International, Inc. Senior Executive Bonus Plan*	DEF 14A	001-35503	Appendix B	4/7/2016

10.4	Enova International, Inc. Amended and Restated Senior Executive Bonus Plan*	10-Q	001-35503	10.1	7/31/2019

10.5	Enova International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective September 13, 2017*	10-Q	001-35503	10.1	11/1/2017

10.6	Amended and Restated Enova International, Inc. Nonqualified Savings Plan*	8-K	001-35503	10.1	5/16/2023

10.7	Form of Enova International, Inc. Severance Pay Plan for Executives*	10-12B	001-35503	10.12	10/2/2014

10.8	Form of Enova International, Inc. Senior Executive Bonus Plan*	10-12B	001-35503	10.13	10/2/2014

10.9	Summary of 2014 Terms and Conditions of the Enova International, Inc. Short-Term Incentive Plan*	10-12B	001-35503	10.14	10/2/2014

10.10	Enova International, Inc. Amended and Restated Annual Short Term Incentive Plan*	10-Q	001-35503	10.2	7/31/2019

10.11	Form of Executive Change-in-Control Severance and Restrictive Covenant Agreement (Chief Executive Officer)*	10-K	001-35503	10.12	2/28/2022

10.12	Form of Executive Change-in-Control Severance and Restrictive Covenant Agreement (Executive Officers other than the CEO)*	10-K	001-35503	10.13	2/28/2022

10.13	Form of Enova International, Inc. Third Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units*	10-K	001-35503	10.14	2/23/2024

10.14	Form of Enova International, Inc. Fourth Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units*	10-K	001-35503	10.14	2/18/2025

10.15	Form of Enova International, Inc. Third Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right*	10-K	001-35503	10.15	2/23/2024

10.16	Form of Enova International, Inc. Fourth Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right*	10-K	001-35503	10.16	2/18/2025

10.17	Form of Enova International, Inc. Fourth Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right	10-Q	001-35503	10.1	10/24/2025

10.18	Lease Agreement, dated July 25, 2014, between 175 Jackson L.L.C. and Enova International, Inc.	10-12B	001-35503	10.11	10/22/2014

10.19	Second Amendment to Lease Agreement, dated September 13, 2017, between 175 Jackson L.L.C. and Enova International, Inc.	10-Q	001-35503	10.2	11/1/2017

10.20	Amendment No. 5 to Fourth Amended and Restated Credit Agreement, dated as of December 24, 2020, among Receivable Assets of OnDeck, LLC, as Borrower, the Lenders party thereto and Truist Bank, as Administrative Agent (Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.)	10-K	001-35503	10.36	2/26/2021

10.21	Amendment No. 6 to Fourth Amended and Restated Credit Agreement, dated as of July 16, 2021, among Receivable Assets of OnDeck,	10-Q	001-35503	10.1	10/29/2021

	LLC, as Borrower, the Lenders party thereto and Truist Bank, as Administrative Agent

10.22	Credit Agreement dated as of November 17, 2021 among OnDeck Receivables 2021, LLC, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Deutsche Bank Trust Company Americas, as Paying Agent	10-K	001-35503	10.39	2/28/2022

10.23	Amendment No. 7 to Fourth Amended and Restated Credit Agreement, dated as of March 18, 2022, among Receivable Assets of OnDeck, LLC, as Borrower, the Lenders party thereto and Truist Bank, as Administrative Agent	10-Q	001-35503	10.2	5/3/2022

10.24	First Amendment to Credit Agreement, dated March 29, 2022 among OnDeck Receivables 2021, LLC, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Deutsche Bank Trust Company Americas, as Paying Agent	10-Q	001-35503	10.4	5/3/2022

10.25	Amended and Restated Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the Lenders party hereto, and Bank of Montreal, as Administrative Agent and Collateral Agent dated as of June 23, 2022	10-Q	001-35503	10.2	7/29/2022

10.26	Credit Agreement dated June 30, 2022 among OnDeck Receivables 2022, LLC, various lenders, and BMO Capital Markets Corp., as Administrative Agent and Collateral Agent, and Deutsche Bank Trust Company Americas, as Paying Agent	10-Q	001-35503	10.1	7/29/2022

10.27	Note Issuance and Purchase Agreement among NetCredit Receivables 2022, LLC as Issuer, Citibank, N.A. as Collateral Agent and Paying Agent, Jefferies Funding LLC as Initial Note Purchaser, each of note purchasers from time to time party hereto, and Jefferies Funding LLC, as Administrative Agent dated as of October 21, 2022	10-K	001-35503	10.46	2/24/2023

10.28	Third Amendment to Credit Agreement, dated November 18, 2022, among OnDeck Receivables 2021, LLC, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Deutsche Bank Trust Company Americas, as Paying Agent	10-K	001-35503	10.47	2/24/2023

10.29	Amendment No. 8 to Fourth Amended and Restated Credit Agreement, dated as of November 18, 2022, among Receivable Assets of OnDeck, LLC, as Borrower, the Lenders party thereto and Truist Bank, as Administrative Agent	10-K	001-35503	10.48	2/24/2023

10.30	Third Amendment to Lease Agreement, dated March 21, 2023, between Mark Zettl, as Court Appointed Receiver, and Enova International, Inc.	10-Q	001-35503	10.1	4/28/2023

10.31	Credit Agreement, dated May 25, 2023, among HWC Receivables 2023, LLC as Company, various lenders, Headway Capital, LLC as Originator and BNP Paribas as Administrative Agent and Collateral Agent and Deutsche Bank Trust Company Americas as Paying Agent	10-Q	001-35503	10.1	7/28/2023

10.32	First Amendment to Amended and Restated Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party hereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party hereto, as Guarantors, the Lenders party hereto, and Bank of Montreal, as Administrative Agent and Collateral Agent dated as of October 19, 2023	10.K	001-35503	10.43	2/23/2024

10.33	Amendment No. 7 to Credit Agreement, dated November 15, 2023, among OnDeck Receivables 2021, LLC, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and Deutsche Bank Trust Company Americas, as Paying Agent	10.K	001-35503	10.44	2/23/2024

10.34	Note Issuance and Purchase Agreement among NetCredit LOC Receivables 2024, LLC as Issuer, Citibank, N.A. as Collateral Agent and Paying Agent, each of the note purchasers listed on Schedule I thereto as Initial Note Purchasers, each of the other note purchasers from time to time party thereto, and Midtown Madison Management LLC, as Administrative Agent dated as of February 21, 2024	10-Q	001-35503	10.1	4/24/2024

10.35	Omnibus Amendment - Amendment No. 2 to Credit Agreement, Amendment to Backup Servicing Agreement and Reaffirmation of Performance Guaranty, dated as of June 27, 2024, by and among OnDeck Receivables 2022, LLC, various lenders, BMO Capital Markets Corp., as Administrative Agent and Collateral Agent, ODK Capital, LLC, as Servicer, Vervent Inc., as Backup Servicer, and Enova International, Inc., as Performance Guarantor	10-Q	001-35503	10.1	7/24/2024

10.36	Second Amendment to Amended and Restated Credit Agreement among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party thereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party thereto, as Guarantors, the Lenders party thereto, and Bank of Montreal, as Administrative Agent and Collateral Agent, dated as of September 11, 2024	10-Q	001-35503	10.1	10/23/2024

10.37	Omnibus Amendment - Amendment No. 1 to Credit Agreement and Amendment to Security Agreement, dated as of September 18, 2024, among HWC Receivables 2023, LLC, as company, the lenders party thereto, Headway Capital, LLC, as originator, Enova International, Inc., as performance guarantor, and BNP Paribas, as administrative agent and as collateral agent	10-Q	001-35503	10.2	10/23/2024

10.38	Second Amendment to Note Issuance and Purchase Agreement among NetCredit Receivables 2022, LLC as Issuer, Citibank, N.A. as Collateral Agent and Paying Agent, Jefferies Funding LLC as Administrative Agent and Initial Note Purchaser, Citibank, N.A., as Collateral Agent and Paying Agent, and the note purchasers from time to time party thereto, as dated as of October 15, 2024	10-K	001-35503	10.41	2/18/2025

10.39	Amendment No. 10 to Fourth Amended and Restated Credit Agreement and Omnibus Amendment, dated as of November 18, 2024, among Receivable Assets of OnDeck, LLC, as Borrower, Vervent Inc., as Backup Servicer, the lenders party thereto from time to time, Computershare Trust Company, National Association, as Custodian and Collateral Agent, and Truist Bank, as Administrative Agent	10-K	001-35503	10.42	2/18/2025

10.40	Amendment No. 8 to Credit Agreement, dated as of March 20, 2025, among OnDeck Receivables 2021, LLC, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Deutsche Bank Trust Company Americas, as Paying Agent	10-Q	001-35503	10.1	4/29/2025

10.41	Third Amendment to Amended and Restated Credit Agreement and Joinder, dated as of August 28, 2025, among Enova International, Inc., as a Borrower and the Parent, certain restricted subsidiaries of the Parent from time to time party thereto, as Borrowers, certain restricted subsidiaries of the Parent from time to time party thereto, as Guarantors, the Lenders party thereto, and Bank of Montreal, as Administrative Agent and Collateral Agent	10-Q	001-35503	10.2	10/24/2025

10.42	Loan and Security Agreement, dated as of July 17, 2025, among NetCredit LOC Receivables 2025, LLC, as Borrower, Banc of California, as Administrative Agent and Initial Class A Lender, Omaha ABF V LLC and Omaha ABF VII LLC, each as an Initial Class B Lender, and each of the other lenders from time to time party thereto	10-Q	001-35503	10.3	10/24/2025

10.43	Form of Voting Agreement, by and among Enova International, Inc., Grasshopper Bancorp, Inc., and certain stockholders of Grasshopper Bancorp, Inc.	8-K	001-35503	10.1	10/11/2025

10.44

Amendment No. 11 to Fourth Amended and Restated Credit Agreement, dated as of October 10, 2025, by and among Receivable Assets of OnDeck, LLC, the lenders party thereto and Truist Bank, as Administrative Agent

X

10.45

First Amendment to Note Issuance and Purchase Agreement, dated as of October 17, 2025, by and among NetCredit LOC Receivables 2024, LLC, the note purchasers party thereto, Citibank, N.A. as Collateral Trustee, and Midtown Madison Management LLC, as Administrative Agent

X

10.46

Amendment No. 3 to Credit Agreement and Reaffirmation of Performance Guaranty, dated as of November 7, 2025, by and among OnDeck Receivables 2022, LLC, the lenders from time to time parties thereto, BMO Capital Markets Corp., as Administrative Agent and Collateral Agent, and Enova International, Inc., as Performance Guarantor

X

10.47

Amendment No. 9 to Credit Agreement, dated as of November 14, 2025, among OnDeck Receivables 2021, LLC, various lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Deutsche Bank Trust Company Americas, as Paying Agent

X

10.48

Amendment No. 10 to Credit Agreement, dated as of November 24, 2025, among OnDeck Receivables 2021, LLC, various lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Deutsche Bank Trust Company Americas, as Paying Agent

X

19.1	Enova International, Inc. Insider Trading Policy					X

21.1	Subsidiaries of Enova International, Inc.					X

23.1	Consent of Deloitte & Touche LLP					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Enova International, Inc. Policy for The Recovery of Erroneously Awarded Incentive Compensation	10-K	001-35503	97.1	2/18/2025

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive					X(2)

Data File because its XBRL tags are embedded within the Inline XBRL document.(1)

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document(1)	X(2)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X(2)

* Indicates management contract or compensatory plan, contract or arrangement.

(1)
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Income for the years ended December 31, 2025, December 31, 2024 and December 31, 2023; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, December 31, 2024 and December 31, 2023; (iv) Consolidated Statements of Stockholders’ Equity at December 31, 2025, December 31, 2024 and December 31, 2023; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, December 31, 2024 and December 31, 2023; and (vi) Notes to Consolidated Financial Statements.
(2)
Submitted electronically herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENOVA INTERNATIONAL, INC.

Date: February 20, 2026	By:	/s/ STEVEN CUNNINGHAM
Steven Cunningham
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN CUNNINGHAM	Chief Executive Officer and Director	February 20, 2026
Steven Cunningham	(Principal Executive Officer)

/s/ SCOTT CORNELIS	Chief Financial Officer	February 20, 2026
Scott Cornelis	(Principal Financial Officer)

/s/ JAMES J. LEE	Chief Accounting Officer	February 20, 2026
James J. Lee	(Principal Accounting Officer)

/s/ DAVID FISHER	Chairman of the Board of Directors,	February 20, 2026
David Fisher	Executive Chairman

/s/ ELLEN CARNAHAN	Director	February 20, 2026
Ellen Carnahan

/s/ LINDSAY CORBY	Director	February 20, 2026
Lindsay Corby

/s/ DANIEL R. FEEHAN	Director	February 20, 2026
Daniel R. Feehan

/s/ WILLIAM M. GOODYEAR	Director	February 20, 2026
William M. Goodyear

/s/ JAMES A. GRAY	Director	February 20, 2026
James A. Gray

/s/ GREGG A. KAPLAN	Director	February 20, 2026
Gregg A. Kaplan

/s/ MARK MCGOWAN	Director	February 20, 2026
Mark McGowan

/s/ LINDA JOHNSON RICE	Director	February 20, 2026
Linda Johnson Rice

/s/ MARK A. TEBBE	Director	February 20, 2026
Mark A. Tebbe