Form 10-Q
period 2026-03-31
Enova International, Inc.
filed 2026-04-23
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

24,884,896 of the Registrant’s common shares, $0.00001 par value, were outstanding as of April 20, 2026.

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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	March 31,		December 31,
	2026	2025	2025
Assets
Cash and cash equivalents(1)	$96,130	$55,514	$71,709
Restricted cash(1)	325,226	256,342	336,154
Loans and finance receivables at fair value(1)	5,872,957	4,569,819	5,471,544
Income taxes receivable	41,020	48,117	40,901
Other receivables and prepaid expenses(1)	74,149	71,617	80,870
Property and equipment, net	135,666	124,791	132,566
Operating lease right-of-use assets	15,926	17,607	16,549
Goodwill	279,275	279,275	279,275
Intangible assets, net	2,410	8,937	3,660
Other assets(1)	34,492	25,239	35,204
Total assets	$6,877,251	$5,457,258	$6,468,432
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses(1)	$282,112	$237,420	$305,849
Operating lease liabilities	31,713	32,144	32,041
Deferred tax liabilities, net	329,101	233,693	295,437
Long-term debt(1)	4,832,542	3,757,351	4,498,381
Total liabilities	5,475,468	4,260,608	5,131,708
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 47,904,945, 47,085,738 and 47,441,228 shares issued and 24,920,150, 25,559,390 and 24,715,608 outstanding as of March 31, 2026 and 2025 and December 31, 2025, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	380,534	337,679	370,078
Retained earnings	2,097,242	1,770,699	2,006,143
Accumulated other comprehensive loss	(6,406)	(10,782)	(9,500)
Treasury stock, at cost (22,984,795, 21,526,348 and 22,725,620 shares as of March 31, 2026 and 2025 and December 31, 2025, respectively)	(1,069,587)	(900,946)	(1,029,997)
Total stockholders’ equity	1,401,783	1,196,650	1,336,724
Total liabilities and stockholders’ equity	$6,877,251	$5,457,258	$6,468,432

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

	March 31,		December 31,
	2026	2025	2025
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$562	$338	$672
Restricted cash	264,780	227,800	292,826
Loans and finance receivables at fair value	4,652,258	3,255,651	4,227,546
Other receivables and prepaid expenses	21	28	27
Other assets	7,747	8,908	7,547
Total assets	$4,925,368	$3,492,725	$4,528,618
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$15,884	$12,170	$12,960
Long-term debt	3,334,297	2,420,041	3,015,120
Total liabilities	$3,350,181	$2,432,211	$3,028,080

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenue	$875,142	$745,541
Change in Fair Value	(346,183)	(319,359)
Net Revenue	528,959	426,182
Operating Expenses
Marketing	189,415	139,291
Operations and technology	75,751	62,462
General and administrative	47,778	42,464
Depreciation and amortization	8,909	10,061
Total Operating Expenses	321,853	254,278
Income from Operations	207,106	171,904
Interest expense, net	(94,046)	(80,544)
Foreign currency transaction loss	(496)	(452)
Equity method investment income	301	120
Income before Income Taxes	112,865	91,028
Provision for income taxes	21,766	18,083
Net income	$91,099	$72,945
Earnings Per Share
Earnings per common share:
Basic	$3.66	$2.84
Diluted	$3.46	$2.69
Weighted average common shares outstanding:
Basic	24,874	25,676
Diluted	26,349	27,104

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income	$91,099	$72,945
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain(1)	3,094	2,909
Total other comprehensive income, net of tax	3,094	2,909
Comprehensive Income	$94,193	$75,854

(1) Net of tax (provision) benefit of $(967) and $(914) for the three months ended March 31, 2026 and 2025, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2024	46,521	$—	$328,268	$1,697,754	$(13,691)	(20,713)	$(815,407)	$1,196,924
Stock-based compensation expense	—	—	7,936	—	—	—	—	7,936
Shares issued for vested RSUs	506	—	—	—	—	—	—	—
Shares issued for stock option exercises	59	—	1,475	—	—	—	—	1,475
Net income	—	—	—	72,945	—	—	—	72,945
Foreign currency translation gain, net of tax	—	—	—	—	2,909	—	—	2,909
Purchases of treasury shares, at cost	—	—	—	—	—	(813)	(85,539)	(85,539)
Balance at March 31, 2025	47,086	$—	$337,679	$1,770,699	$(10,782)	(21,526)	$(900,946)	$1,196,650

Balance at December 31, 2025	47,441	$—	$370,078	$2,006,143	$(9,500)	(22,726)	$(1,029,997)	$1,336,724
Stock-based compensation expense	—	—	8,709	—	—	—	—	8,709
Shares issued for vested RSUs	387	—	—	—	—	—	—	—
Shares issued for stock option exercises	77	—	1,747	—	—	—	—	1,747
Net income	—	—	—	91,099	—	—	—	91,099
Foreign currency translation gain, net of tax	—	—	—	—	3,094	—	—	3,094
Purchases of treasury shares, at cost	—	—	—	—	—	(259)	(39,590)	(39,590)
Balance at March 31, 2026	47,905	$—	$380,534	$2,097,242	$(6,406)	(22,985)	$(1,069,587)	$1,401,783

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$91,099	$72,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,909	10,061
Amortization of deferred loan costs and debt discount	4,306	3,837
Change in fair value of loans and finance receivables	344,300	317,480
Stock-based compensation expense	8,709	7,936
Operating leases, net	295	485
Deferred income taxes, net	32,698	9,189
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(4,676)	3,177
Other receivables and prepaid expenses and other assets	9,665	(8,510)
Accounts payable and accrued expenses	(32,617)	(34,384)
Current income taxes	11,852	8,928
Net cash provided by operating activities	474,540	391,144
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(2,152,907)	(1,602,358)
Loans and finance receivables repaid	1,410,286	1,105,643
Capitalization of software development costs and purchases of fixed assets	(10,751)	(12,875)
Net cash used in investing activities	(753,372)	(509,590)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	578,000	402,000
Repayments under revolving line of credit	(564,000)	(402,000)
Borrowings under securitization facilities	357,964	494,696
Repayments under securitization facilities	(40,755)	(299,314)
Debt issuance costs paid	(1,247)	(3,991)
Proceeds from exercise of stock options	1,747	1,475
Treasury shares purchased	(39,590)	(85,539)
Net cash provided by financing activities	292,119	107,327
Effect of exchange rates on cash, cash equivalents and restricted cash	206	307
Net increase (decrease) in cash, cash equivalents and restricted cash	13,493	(10,812)
Cash, cash equivalents and restricted cash at beginning of year	407,863	322,668
Cash, cash equivalents and restricted cash at end of period	$421,356	$311,856

Supplemental Disclosures
Non-cash renewal of loans and finance receivables	$128,394	$115,497

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Significant Accounting Policies

Nature of the Company

Enova International, Inc. and its subsidiaries (collectively, the “Company”) operate an internet-based lending platform to serve customers in need of cash to fulfill their financial responsibilities. Through a network of direct and indirect marketing channels, the Company offers funds to its customers through a variety of loan and finance receivable products that are primarily unsecured. The business is operated primarily through the internet to provide convenient, fully-automated financial solutions to its customers. The Company provides financing to small businesses through either installment loans or line of credit accounts and originates, guarantees, purchases or purchases a participating interest in consumer installment loans or line of credit accounts. The Company also provides services related to a third-party lender’s consumer loan products in Texas by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws (“CSO program”).

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

The consolidated financial statements presented as of March 31, 2026 and 2025 and for the three-month periods ended March 31, 2026 and 2025 are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results for such interim periods. Operating results for the three-month period are not necessarily indicative of the results that may be expected for the full fiscal year.

These consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023 and related notes, which are included on Form 10-K filed with the SEC on February 20, 2026.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	March 31,
	2026	2025
Cash and cash equivalents	$96,130	$55,514
Restricted cash	325,226	256,342
Total cash, cash equivalents and restricted cash	$421,356	$311,856

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Investments in Unconsolidated Investees

The Company owns a 20% equity interest in On Deck Capital Australia PTY LTD (“OnDeck Australia”), which is recorded using the equity method of accounting. As of March 31, 2026 and 2025 and December 31, 2025, the carrying value of the Company's ownership in OnDeck Australia was $0.3 million, $0.2 million and $1.5 million, respectively.

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

Accounting Standards to be Adopted in Future Periods

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 on the consolidated financial statements.

2. Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Consumer loans and finance receivables revenue	$445,807	$430,825
Small business loans and finance receivables revenue	417,500	304,596
Total loans and finance receivables revenue	863,307	735,421
Other	11,835	10,120
Total revenue	$875,142	$745,541

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans and Finance Receivables at Fair Value

The components of Company-owned loans and finance receivables at March 31, 2026 and 2025 and December 31, 2025 were as follows (in thousands):

	As of March 31, 2026
		Small
	Consumer	Business	Total
Principal balance - accrual	$1,291,997	$3,390,248	$4,682,245
Principal balance - non-accrual	145,367	270,936	416,303
Total principal balance	1,437,364	3,661,184	5,098,548

Accrued interest and fees	123,692	35,471	159,163

Loans and finance receivables at fair value - accrual	1,694,001	3,921,494	5,615,495
Loans and finance receivables at fair value - non-accrual	69,551	187,911	257,462
Loans and finance receivables at fair value	$1,763,552	$4,109,405	$5,872,957
Difference between principal balance and fair value	$326,188	$448,221	$774,409

	As of March 31, 2025
		Small
	Consumer	Business	Total
Principal balance - accrual	$1,190,589	$2,464,926	$3,655,515
Principal balance - non-accrual	136,179	172,725	308,904
Total principal balance	1,326,768	2,637,651	3,964,419

Accrued interest and fees	122,743	30,083	152,826

Loans and finance receivables at fair value - accrual	1,571,378	2,876,013	4,447,391
Loans and finance receivables at fair value - non-accrual	44,959	77,469	122,428
Loans and finance receivables at fair value	$1,616,337	$2,953,482	$4,569,819
Difference between principal balance and fair value	$289,569	$315,831	$605,400

	As of December 31, 2025
		Small
	Consumer	Business	Total
Principal balance - accrual	$1,294,991	$3,079,986	$4,374,977
Principal balance - non-accrual	151,947	221,090	373,037
Total principal balance	1,446,938	3,301,076	4,748,014

Accrued interest and fees	126,825	27,448	154,273

Loans and finance receivables at fair value - accrual	1,694,851	3,550,186	5,245,037
Loans and finance receivables at fair value - non-accrual	69,618	156,889	226,507
Loans and finance receivables at fair value	$1,764,469	$3,707,075	$5,471,544
Difference between principal balance and fair value	$317,531	$405,999	$723,530

As of March 31, 2026 and 2025 and December 31, 2025, the aggregate fair value of loans and finance receivables that were 90 days or more past due was $49.5 million, $30.9 million and $41.5 million, respectively, of which, $37.8 million, $14.8 million and $30.1 million, respectively, was in non-accrual status. The aggregate unpaid principal balance for loans and finance receivables that were 90 days or more past due was $72.5 million, $65.7 million and $60.7 million, respectively.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in the fair value of Company-owned loans and finance receivables during the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31, 2026
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,764,469	$3,707,075	$5,471,544
Originations or acquisitions(1)	547,516	1,733,785	2,281,301
Interest and fees(2)	445,807	417,500	863,307
Repayments	(781,891)	(1,620,196)	(2,402,087)
Charge-offs, net(3)	(227,637)	(162,957)	(390,594)
Net change in fair value(3)	12,096	34,198	46,294
Effect of foreign currency translation	3,192	—	3,192
Balance at end of period	$1,763,552	$4,109,405	$5,872,957

	Three Months Ended March 31, 2025
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,639,307	$2,747,137	$4,386,444
Originations or acquisitions(1)	496,622	1,221,234	1,717,856
Interest and fees(2)	430,825	304,596	735,421
Repayments	(736,766)	(1,219,062)	(1,955,828)
Charge-offs, net(3)	(227,785)	(122,551)	(350,336)
Net change in fair value(3)	10,728	22,128	32,856
Effect of foreign currency translation	3,406	—	3,406
Balance at end of period	$1,616,337	$2,953,482	$4,569,819

(1) Originations or acquisitions is presented on a cost basis.

(2) Included in “Revenue” in the consolidated statements of income.

(3) Included in “Change in Fair Value” in the consolidated statements of income.

Guarantees of Consumer Loans

In connection with its CSO program, the Company guarantees consumer loan payment obligations to an unrelated third-party lender for consumer loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of March 31, 2026 and 2025 and December 31, 2025, the consumer loans guaranteed by the Company had an estimated fair value of $20.9 million, $21.2 million and $26.1 million, respectively, and an outstanding principal balance of $14.8 million, $14.8 million and $18.7 million, respectively. As of March 31, 2026 and 2025 and December 31, 2025, the amount of consumer loans, including principal, fees and interest, guaranteed by the Company was $17.9 million, $18.0 million and $22.3 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. Long-term Debt

The Company’s long-term debt instruments and balances outstanding as of March 31, 2026 and 2025 and December 31, 2025, including maturity date, weighted average interest rate and borrowing capacity as of March 31, 2026, were as follows (dollars in thousands):

			Weighted			Outstanding
	Revolving		average	Borrowing		March 31,		December 31,
	period end date	Maturity date	interest rate(1)	capacity		2026	2025	2025
Funding Debt:
ODAS IV 2025-2 Securitization Notes	October 2028	November 2032	5.65%	$261,434		$261,434	$—	$261,434
ODAS IV 2025-1 Securitization Notes	March 2028	April 2032	5.89%	261,392		261,392	261,392	261,392
ODAS IV 2024-2 Securitization Notes	September 2027	October 2031	5.78%	261,353		261,353	261,353	261,353
2025-A Securitization Notes	—	October 2031	7.29%	72,499		72,499	—	93,331
ODAS IV 2024-1 Securitization Notes	May 2027	June 2031	6.84%	399,574		399,574	399,574	399,574
2024-A Securitization Notes	—	October 2030	8.31%	34,868		34,868	98,431	45,510
ODAS IV 2023-1 Securitization Notes	July 2026	August 2030	7.66%	227,051		227,051	227,051	227,051
ODR 2021-1 Securitization Facility	November 2027	November 2028	6.73%	246,667		246,667	68,338	202,890
NCR 2022 Securitization Facility	October 2026	October 2028	7.93%	275,000		200,000	145,207	175,194
NCLOCR 2025 Securitization Facility	July 2027	July 2028	7.92%	150,000		130,000	—	90,000
NCLOCR 2024 Securitization Facility	February 2027	February 2028	9.17%	200,000		150,000	115,000	90,000
2023-A Securitization Notes	—	December 2027	—	—		—	25,240	9,282
RAOD Securitization Facility	November 2026	November 2027	6.41%	355,263		236,842	158,846	236,842
HWCR 2023 Securitization Facility	September 2026	September 2027	8.01%	621,183		487,595	373,214	473,214
ODR 2022-1 Securitization Facility	June 2026	June 2027	7.44%	420,000		377,325	268,342	202,325
2018-1 Securitization Facility	March 2025	March 2026	—	—		—	32,200	—
Total funding debt			7.08%	$3,786,284		$3,346,600	$2,434,188	$3,029,392
Corporate Debt:
Revolving line of credit	August 2029	August 2029	6.98%	$825,000	(2)	$610,000	$453,000	$596,000
9.125% senior notes due 2029	—	August 2029	9.13%	500,000		500,000	500,000	500,000
11.25% senior notes due 2028	—	December 2028	11.25%	400,000		400,000	400,000	400,000
Total corporate debt			8.82%	$1,725,000		$1,510,000	$1,353,000	$1,496,000
Less: Long-term debt issuance costs						$(21,879)	$(26,638)	$(24,581)
Less: Debt discounts						(2,179)	(3,199)	(2,430)
Total long-term debt						$4,832,542	$3,757,351	$4,498,381

(1) The weighted average interest rate is determined based on the rates and principal balances on March 31, 2026. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

(2) The Company had outstanding letters of credit under the Revolving line of credit of $0.4 million as of March 31, 2026 and 2025 and December 31, 2025.

Weighted average interest rates on long-term debt were 8.18% and 8.91% during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and 2025 and December 31, 2025, the Company was in compliance with all financial ratios and covenants set forth in the prevailing long-term debt agreements.

Recent Updates to Debt Facilities

NCR 2022 Securitization Facility

On March 30, 2026, the loan securitization facility for NetCredit Receivables 2022, LLC (the “NCR 2022 Securitization Facility”) was amended to, among other changes, increase the revolving commitment from $200.0 million to $275.0 million.

NCLOCR 2024 Securitization Facility

On March 30, 2026, the loan securitization facility for NetCredit LOC Receivables 2024, LLC (the “NCLOCR 2024 Securitization Facility”) was amended to, among other changes, increase the revolving commitment from $150.0 million to $200.0 million.

RAOD Securitization Facility

On March 30, 2026, the loan securitization facility for Receivable Assets of OnDeck, LLC (the “RAOD Securitization Facility”) was amended to, among other changes, increase the Class A revolving commitment from $200.0 million to $300.0 million, the Class B revolving commitment from $36.8 million to $55.3 million and the total facility commitment from $236.8 million to $355.3 million.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

HWCR 2023 Securitization Facility

On March 31, 2026, the loan securitization facility for HWC Receivables 2023, LLC (the “HWCR 2023 Securitization Facility”) was amended to, among other changes, increase the Class A revolving commitment from $365.0 million to $465.0 million, the Class B revolving commitment from $122.6 million to $156.2 million and the total facility commitment from $487.6 million to $621.2 million.

4. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2026 was 19.3% compared to 19.9% for the three months ended March 31, 2025. The decrease is primarily attributable to higher excess tax benefits on stock compensation due to stock price appreciation and interest income on a federal income tax refund during the three months ended March 31, 2026, partially offset by increased interest expense on unrecognized tax benefits.

As of March 31, 2026, the balance of unrecognized tax benefits, inclusive of interest and penalties, was $133.7 million, of which $115.2 million is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, with the remaining $18.5 million recorded as a reduction to deferred tax assets. This balance consists of a temporary component of $120.7 million, for which there is an equal and offsetting deferred tax asset, and a permanent component of $13.0 million, which, if recognized, would favorably affect the effective tax rate in the period of recognition. As of March 31, 2025, the balance of unrecognized tax benefits, inclusive of interest and penalties, was $106.2 million, of which $98.8 million was included in “Accounts payable and accrued expenses” on the consolidated balance sheet, with the remaining $7.4 million recorded as a reduction of deferred tax assets. The balance of $106.2 million included a permanent component of $8.4 million. As of December 31, 2025, the Company had $126.5 million of unrecognized tax benefits, inclusive of interest and penalties, of which $103.2 million was included in “Accounts payable and accrued expenses” on the consolidated balance sheet. The remaining $23.3 million was recorded as a reduction to deferred tax assets. The balance of $126.5 million at December 31, 2025 included a permanent component of $11.4 million. Based on the expiration of the statute of limitations for certain jurisdictions, the Company believes it is reasonably possible that, within the next twelve months, unrecognized tax benefits could decrease by approximately $1.1 million. The Company believes that it has adequately accounted for any material tax uncertainties in its existing reserves for all open tax years.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three months ended March 31, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net income	$91,099	$72,945
Denominator:
Total weighted average basic shares	24,874	25,676
Shares applicable to stock-based compensation	1,475	1,428
Total weighted average diluted shares	26,349	27,104
Earnings per common share:
Earnings per common share – basic	$3.66	$2.84
Earnings per common share – diluted	$3.46	$2.69

For the three months ended March 31, 2026 and 2025, there were 68,742 and 137,133 shares of common stock underlying stock options, respectively, and 106,870 and 161,732 shares of common stock underlying restricted stock units, respectively, that were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

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

Geographic Information

The following table presents the Company’s revenue by geographic region for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Revenue
United States	$851,541	$727,760
Other international countries	23,601	17,781
Total revenue	$875,142	$745,541

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $135.7 million, $124.8 million and $132.6 million at March 31, 2026 and 2025 and December 31, 2025, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

7. Commitments and Contingencies

Litigation

On April 23, 2018, the Commonwealth of Virginia, through Attorney General Mark R. Herring, filed a lawsuit in the Circuit Court for the County of Fairfax, Virginia against NC Financial Solutions of Utah, LLC (“NC Utah”), a subsidiary of the Company. The lawsuit alleged violations of the Virginia Consumer Protection Act relating to NC Utah’s communications with customers, collections of certain payments, its loan agreements, and the rates it charged to Virginia borrowers. The plaintiff sought to enjoin NC Utah from continuing its lending practices in Virginia, restitution, civil penalties, and costs and expenses in connection with the same. In January 2026, the

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

parties entered into a Consent Decree to resolve the matter. Under the Consent Decree, NC Utah denied the allegations contained in the complaint and agreed to a payment of $3.4 million, comprised of $3.1 million in customer restitution, $0.2 million in fees and costs and $0.1 million in administration expenses. Additionally, NC Utah agreed to modify certain outstanding loans at reduced interest rates and forgive approximately $87.0 million of previously charged-off receivables. As the payment of $3.4 million had been accrued in prior years and the forgiven loans charged off in prior years, there was no material impact to the Company’s consolidated income statements for the three months ended March 31, 2026 and 2025.

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

During the three months ended March 31, 2026 and 2025, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and 2025 and December 31, 2025 are as follows (in thousands):

	March 31,	Fair Value Measurements Using
	2026	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)	$1,763,552	$—	$—	$1,763,552
Small business loans and finance receivables(1)	4,109,405	—	—	4,109,405
Non-qualified savings plan assets(2)	15,963	15,963	—	—
Investment in trading security(3)	14,315	14,315	—	—
Total	$5,903,235	$30,278	$—	$5,872,957

	March 31,	Fair Value Measurements Using
	2025	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)	$1,616,337	$—	$—	$1,616,337
Small business loans and finance receivables(1)	2,953,482	—	—	2,953,482
Non-qualified savings plan assets(2)	12,096	12,096	—	—
Investment in trading security(3)	5,921	5,921	—	—
Total	$4,587,836	$18,017	$—	$4,569,819

	December 31,	Fair Value Measurements Using
	2025	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)	$1,764,469	$—	$—	$1,764,469
Small business loans and finance receivables(1)	3,707,075	—	—	3,707,075
Non-qualified savings plan assets(2)	14,486	14,486	—	—
Investment in trading security(3)	13,722	13,722	—	—
Total	$5,499,752	$28,208	$—	$5,471,544

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

The Company had no liabilities measured at fair value on a recurring basis as of March 31, 2026 and 2025 and December 31, 2025.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At March 31, 2026 and 2025 and December 31, 2025, there were no assets or liabilities recorded at fair value on a non-recurring basis.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of March 31, 2026 and 2025 and December 31, 2025 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Balance at
	March 31,	Fair Value Measurements Using
	2026	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$96,130	$96,130	$—	$—
Restricted cash	325,226	325,226	—	—
Investment in unconsolidated investee (1)	6,918	—	—	6,918
Total	$428,274	$421,356	$—	$6,918
Financial liabilities:
Revolving line of credit	$610,000	$—	$—	$610,000
Securitization notes	3,346,451	—	3,344,522	—
11.25% senior notes due 2028	397,970	—	422,876	—
9.125% senior notes due 2029	500,000	—	513,450	—
Total	$4,854,421	$—	$4,280,848	$610,000

	Balance at
	March 31,	Fair Value Measurements Using
	2025	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$55,514	$55,514	$—	$—
Restricted cash	256,342	256,342	—	—
Investment in unconsolidated investee (1)	6,918	—	—	6,918
Total	$318,774	$311,856	$—	$6,918
Financial liabilities:
Revolving line of credit	$453,000	$—	$—	$453,000
Securitization notes	2,433,768	—	2,442,597	—
11.25% senior notes due 2028	397,221	—	430,980	—
9.125% senior notes due 2029	500,000	—	513,995	—
Total	$3,783,989	$—	$3,387,572	$453,000

	Balance at
	December 31,	Fair Value Measurements Using
	2025	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$71,709	$71,709	$—	$—
Restricted cash	336,154	336,154	—	—
Investment in unconsolidated investee (1)	6,918	—	—	6,918
Total	$414,781	$407,863	$—	$6,918
Financial liabilities:
Revolving line of credit	$596,000	$—	$—	$596,000
Securitization notes	3,029,180	—	3,037,390	—
11.25% senior notes due 2028	397,783	—	422,924	—
9.125% senior notes due 2029	500,000	—	530,620	—
Total	$4,522,963	$—	$3,990,934	$596,000

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources and certain factors that may affect future results, including economic and industry-wide factors, of Enova International, Inc. and its subsidiaries should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services. In 2025, we extended approximately $7.8 billion in credit or financing to borrowers and for the three months ended March 31, 2026, we extended approximately $2.3 billion in credit or financing to borrowers. As of March 31, 2026, we offered or arranged loans or draws on lines of credit to consumers in 39 states in the United States and Brazil. We also offered or arranged financing to small businesses in 49 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers and small businesses that have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through March 31, 2026, we have completed approximately 70.4 million customer transactions and collected more than 95 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years, having expanded the markets we serve and the financing products we offer. These financing products include installment loans and line of credit accounts.

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
•
Consumer line of credit accounts. Certain subsidiaries directly offer, or purchase participation interests in receivables through our Bank Programs, new consumer line of credit accounts in 33 states (and continue to service existing line of credit accounts in two additional states) in the United States. Line of credit accounts allow customers to draw on their unsecured line of credit in increments of their choosing up to their credit limit, which ranges between $100 and $7,000. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with the terms of the line of credit account. The repayment period varies depending upon certain factors, which may include outstanding principal and differences in minimum payment calculations by product. Customers are typically charged a fee when funds are drawn and subsequently incur fee- or interest-based charges at a fixed rate, depending upon the product and the state in which the customer resides. The average annualized yield for these products was 147% for the year ended December 31, 2025.
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

OUR MARKETS

We currently provide our services in the following countries:

•
United States. We began our online business in the United States in May 2004. As of March 31, 2026, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, OnDeck at www.ondeck.com and Headway Capital at www.headwaycapital.com, and we market our money transfer platform under the name Pangea at www.pangeamoneytransfer.com.
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

RECENT DEVELOPMENTS

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

RECENT REGULATORY DEVELOPMENTS

Consumer Financial Protection Bureau

In October 2017, the Consumer Financial Protection Bureau (“CFPB”) issued its final rule entitled “Payday, Vehicle Title, and Certain High-Cost Installment Loans” (the “Small Dollar Rule”), which covers certain consumer loans that we offer. While the ability to repay provisions were rescinded in 2020, the payment provisions remain in effect. These provisions require that if a consumer has two consecutive failed payment attempts, the lender must obtain the consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. Additionally, lenders must provide certain notices to consumers before attempting a first payment withdrawal or an unusual withdrawal and after two consecutive failed withdrawal attempts. Following a series of constitutional challenges, the Supreme Court upheld the constitutionality of the funding structure of the CFPB and the Fifth Circuit upheld the Small Dollar Rule. On March 28, 2025, the CFPB issued a press release entitled “CFPB Offers Regulatory Relief for Small Loan Providers” indicating that the CFPB “will not prioritize enforcement or supervision actions with regard to any penalties or fines associated with the Payment Withdrawal provisions and the Payment Disclosure provisions once they become operative on March 30, 2025.” The CFPB also indicated that it is contemplating issuing a notice of proposed rulemaking to narrow the scope of the Small Dollar Rule. If the CFPB elects to prioritize enforcement and we are not able to execute payment process and customer notification changes effectively because of unexpected complexities, costs or otherwise, we cannot guarantee that the Small Dollar Rule will not have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows.

On March 30, 2023, the CFPB issued its final rule to implement Section 1071 of the Dodd-Frank Act. Section 1071 amended the Equal Credit Opportunity Act to require financial institutions to collect and report certain data in connection with credit applications made by small businesses, including women- or minority-owned small businesses, and applies to small business loans that we offer. For loans covered by the small business lending rule, a “covered lender” will be required to collect and report on certain information pursuant to an application for credit. Section 1071 requires covered lenders to collect and report information the financial institution generates and information obtained from the applicant, including the applicant’s minority-owned business status, women-owned business status and LGBTQI+-owned status and the applicant’s principal owners’ ethnicity, race and sex, and expressly prohibits a financial institution from discouraging an applicant from responding to requests for applicant-provided data. On June 18, 2025, following various litigation challenges, the CFPB issued an interim final rule to extend the compliance deadlines by approximately one year. It further indicated its intent to initiate a new Section 1071 rulemaking and that it anticipated issuing a notice of proposed rulemaking as expeditiously as reasonably possible. On October 2, 2025, the CFPB published a final rule with the same extended compliance dates provided for in the June interim rule. On November 13, 2025, the CFPB issued a notice of proposed rulemaking to narrow the scope of the rule, including removing certain data points, and to extend the compliance date to January 1, 2028. Absent further court action, legislative action or action by the CFPB, including any further extension of the compliance date, the Company’s small business loan business will need to update its application process to appropriately collect, store and report data required by Section 1071’s implementing regulation. The Company will continue to monitor litigation, rulemaking and bills related to the rule.

European Union Pillar Two Directive

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation. As of March 31, 2026, among the jurisdictions where the Company operates, only Brazil has enacted legislation adopting the Pillar Two Rules, specifically a Qualified Domestic Minimum Top-up Tax, effective in fiscal 2025. We do not expect the changes brought about by this directive to have a material impact on our consolidated financial statements.

In January 2026, the OECD released administrative guidance establishing a “Side-by-Side” safe harbor for eligible U.S.-headquartered multinational groups, effective for fiscal years beginning on or after January 1, 2026. If elected, this safe harbor generally reduces Pillar Two top-up tax exposure under the Income Inclusion Rule and Undertaxed Profits Rule to zero, while Qualified Domestic Minimum Top-up Taxes in jurisdictions where we operate may continue to apply. The Company continues to monitor and evaluate the “Side-by-Side” safe harbor and the adoption of the administrative guidance through legislation in our operating jurisdictions. We expect to leverage applicable safe harbor provisions beginning with our 2026 fiscal year once enacted in our operating jurisdictions.

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

RESULTS OF OPERATIONS

Highlights

Our financial results for the three-month period ended March 31, 2026, or the current quarter, are summarized below.

•
Consolidated total revenue increased $129.6 million, or 17.4%, to $875.1 million in the current quarter compared to $745.5 million for the three months ended March 31, 2025, or the prior year quarter.
•
Consolidated net revenue was $529.0 million in the current quarter compared to $426.2 million in the prior year quarter.
•
Consolidated income from operations increased $35.2 million, or 20.5%, to $207.1 million in the current quarter compared to $171.9 million in the prior year quarter.

•
Consolidated net income was $91.1 million in the current quarter compared to $72.9 million in the prior year quarter. Consolidated diluted income per share was $3.46 in the current quarter compared to $2.69 in the prior year quarter.

Overview

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Revenue
Loans and finance receivables revenue	$863,307	$735,421
Other	11,835	10,120
Total Revenue	875,142	745,541
Change in Fair Value	(346,183)	(319,359)
Net Revenue	528,959	426,182
Operating Expenses
Marketing	189,415	139,291
Operations and technology	75,751	62,462
General and administrative	47,778	42,464
Depreciation and amortization	8,909	10,061
Total Operating Expenses	321,853	254,278
Income from Operations	207,106	171,904
Interest expense, net	(94,046)	(80,544)
Foreign currency transaction loss	(496)	(452)
Equity method investment income	301	120
Income before Income Taxes	112,865	91,028
Provision for income taxes	21,766	18,083
Net income	$91,099	$72,945
Earnings per common share - diluted	$3.46	$2.69

Revenue
Loans and finance receivables revenue	98.6%	98.6%
Other	1.4	1.4
Total Revenue	100.0	100.0
Change in Fair Value	(39.6)	(42.8)
Net Revenue	60.4	57.2
Operating Expenses
Marketing	21.6	18.7
Operations and technology	8.7	8.4
General and administrative	5.5	5.7
Depreciation and amortization	1.0	1.3
Total Operating Expenses	36.8	34.1
Income from Operations	23.6	23.1
Interest expense, net	(10.7)	(10.8)
Foreign currency transaction loss	(0.1)	(0.1)
Equity method investment income (loss)	—	—
Income before Income Taxes	12.8	12.2
Provision for income taxes	2.5	2.4
Net income	10.4%	9.8%

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

In 2025 and the first three months of 2026, views in the marketplace on the economy and its near-term prospects remained mixed with concerns on employment, inflation, tariffs and other macroeconomic trends. In certain situations, management concluded that the probability of future charge-offs or prepayments was different than what we had experienced in the past and, therefore, altered those assumptions in our fair value models. We continue to utilize this approach and have adjusted these assumptions where appropriate. We also evaluate the discount rates used in our models on a quarterly basis and adjust when appropriate to be responsive to changes in the market and representative of what a market participant would use. As of March 31, 2026, we deemed the resulting fair value of our loans and finance receivables to be an appropriate market-based exit price that considers current market conditions.

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures (in thousands, except per share data):

	Three Months Ended
	March 31,
	2026	2025
Net income	$91,099	$72,945
Adjustments:
Transaction-related costs(a)	2,650	—
Equity method investment income	(301)	(120)
Intangible asset amortization	1,250	2,014
Stock-based compensation expense	8,709	7,936
Foreign currency transaction loss	496	452
Cumulative tax effect of adjustments	(1,971)	(2,488)
Adjusted earnings	$101,932	$80,739

Diluted earnings per share	$3.46	$2.69
Adjustments:
Transaction-related costs	0.10	—
Equity method investment income	(0.01)	—
Intangible asset amortization	0.05	0.07
Stock-based compensation expense	0.33	0.29
Foreign currency transaction loss	0.02	0.02
Cumulative tax effect of adjustments	(0.08)	(0.09)
Adjusted earnings per share	$3.87	$2.98

(a) In the first quarter of 2026, we recorded costs totaling $2.7 million ($2.0 million net of tax) related to the pending acquisition of Grasshopper.

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

	Three Months Ended
	March 31,
	2026	2025
Net income	$91,099	$72,945
Depreciation and amortization expenses	8,909	10,061
Interest expense, net	94,046	80,544
Foreign currency transaction loss	496	452
Provision for income taxes	21,766	18,083
Stock-based compensation expense	8,709	7,936
Adjustments:
Transaction-related costs(a)	2,650	—
Equity method investment income	(301)	(120)
Adjusted EBITDA	$227,374	$189,901

Adjusted EBITDA margin calculated as follows:
Total Revenue	$875,142	$745,541
Adjusted EBITDA	227,374	189,901
Adjusted EBITDA as a percentage of total revenue	26.0%	25.5%

Refer to footnotes in previous table for explanation of (a).

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

THREE MONTHS ENDED MARCH 31, 2026 COMPARED TO THREE MONTHS ENDED MARCH 31, 2025

Revenue and Net Revenue

Revenue increased $129.6 million, or 17.4%, to $875.1 million for the current quarter as compared to $745.5 million for the prior year quarter. The increase was driven by a 37.1% increase in revenue from our small business portfolio and a 3.5% increase in revenue from our consumer portfolio as higher levels of originations have led to higher loan balances for both portfolios.

Net revenue for the current quarter was $529.0 million compared to $426.2 million for the prior year quarter. Our consolidated net revenue margin was 60.4% for the current quarter compared to 57.2% for the prior year quarter. Refer to “—Consumer Loans and Finance Receivables” and “—Small Business Loans and Finance Receivables” below for additional discussion of net revenue for the current quarter.

The following table sets forth the components of revenue and net revenue, disaggregated by product, for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$445,807	$430,825	$14,982	3.5%
Small business loans and finance receivables revenue	417,500	304,596	112,904	37.1
Total loans and finance receivables revenue	863,307	735,421	127,886	17.4
Other	11,835	10,120	1,715	16.9
Total revenue	875,142	745,541	129,601	17.4
Change in fair value	(346,183)	(319,359)	(26,824)	8.4
Net revenue	$528,959	$426,182	$102,777	24.1%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	50.9%	57.8%
Small business loans and finance receivables revenue	47.7	40.8
Total loans and finance receivables revenue	98.6	98.6
Other	1.4	1.4
Total revenue	100.0	100.0
Change in fair value	(39.6)	(42.8)
Net revenue	60.4%	57.2%

Revenue generated from the Company’s operations for the current quarter and the prior year quarter was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Loan interest	$600,783	$486,057
Statement and draw fees on line of credit accounts	223,536	212,904
Other	50,823	46,580
Total Revenue	$875,142	$745,541

Loan and Finance Receivable Balances

The fair value of our loan and finance receivable portfolio in our consolidated financial statements was $5,873.0 million and $4,569.8 million as of March 31, 2026 and 2025, respectively. The outstanding principal balance of our loan and finance receivables portfolio was $5,098.5 million and $3,964.4 million as of March 31, 2026 and 2025, respectively. The fair value of the combined loan and finance receivables portfolio includes $20.9 million and $21.2 million with an outstanding principal balance of $14.8 million and $14.8 million of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of March 31, 2026 and 2025, respectively.

The consumer portfolio balance was 30.3% of our combined loan and finance receivable portfolio balance at fair value as of March 31, 2026 compared to 35.7% as of March 31, 2025. Our small business portfolio of loans and finance receivables was 69.7% of our combined loan and finance receivable portfolio at fair value as of March 31, 2026 compared to 64.3% as of March 31, 2025. See “Non-GAAP Financial Measures—Combined Loans and Finance Receivables Measures” above for additional information related to combined loans and finance receivables.

The following table summarizes loan and finance receivable balances outstanding as of March 31, 2026 and 2025 (dollars in thousands):

	As of March 31, 2026			As of March 31, 2025
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Consumer loans and finance receivables
Principal	$1,437,364	$14,806	$1,452,170	$1,326,768	$14,813	$1,341,581
Fair value	1,763,552	20,925	1,784,477	1,616,337	21,225	1,637,562
Fair value as a % of principal	122.7%	141.3%	122.9%	121.8%	143.3%	122.1%
Small business loans and finance receivables
Principal	$3,661,184	$—	$3,661,184	$2,637,651	$—	$2,637,651
Fair value	4,109,405	—	4,109,405	2,953,482	—	2,953,482
Fair value as a % of principal	112.2%	—%	112.2%	112.0%	—%	112.0%
Total loans and finance receivables
Principal	$5,098,548	$14,806	$5,113,354	$3,964,419	$14,813	$3,979,232
Fair value	5,872,957	20,925	5,893,882	4,569,819	21,225	4,591,044
Fair value as a % of principal	115.2%	141.3%	115.3%	115.3%	143.3%	115.4%

(a) GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by a third-party lender through the CSO program that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

(b) Non-GAAP measure. See “Non-GAAP Financial Measures—Combined Loans and Finance Receivables Measures” above.

At March 31, 2026 and 2025, the ratio of fair value as a percentage of principal was 115.2% and 115.3%, respectively, on company owned loans and finance receivables and 115.3% and 115.4%, respectively, on combined loans and finance receivables. These ratios were relatively flat compared to the prior year. Refer to “—Consumer Loans and Finance Receivables” and “—Small Business Loans and Finance Receivables” below for additional discussion of fair value ratios for the current quarter.

Average Amount Outstanding per Loan and Finance Receivable

The average amount outstanding per loan and finance receivable is calculated as the total combined loans and finance receivables, gross balance at the end of the period divided by the total number of combined loans and finance receivables outstanding at the end of the period. The following table shows the average amount outstanding per loan and finance receivable by product at March 31, 2026 and 2025:

	As of March 31,
	2026	2025
Average amount outstanding per loan and finance receivable(a)
Consumer loans and finance receivables(b)	$1,665	$1,622
Small business loans and finance receivables	45,835	41,364
Total loans and finance receivables(b)	5,127	4,266

(a) The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.

(b) Includes loans guaranteed by us, which represent loans originated by a third-party lender through the CSO program that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

The average amount outstanding per loan and finance receivable increased in the current quarter compared to the prior year quarter for our overall portfolio due to an increase in average amount outstanding per loan in our small business portfolio as well as a mix shift towards our small business portfolio, which carries a higher average amount outstanding per loan compared to our consumer portfolio.

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

	Three Months Ended
	March 31,
	2026	2025
Average loan and finance receivable origination amount(a)
Consumer loans and finance receivables(b)(c)	$591	$547
Small business loans and finance receivables(c)	16,384	16,173
Total loans and finance receivables(b)	2,180	1,721

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

The average loan and finance receivable origination amount increased to $2,180 during the current quarter from $1,721 during the prior year quarter, due primarily to a higher proportion of loans originated in the small business portfolio, the average size of which greatly exceeds the average size of loans originated in the consumer portfolio.

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

The payment status of a customer, including the degree of any delinquency, is a significant factor in determining estimated charge-offs in the cash flow models that we use to determine fair value. The following table shows payment status on outstanding principal, interest and fees as of the end of each of the last five quarters (dollars in thousands):

	2025				2026
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$4,117,245	$4,298,675	$4,500,360	$4,902,287	$5,257,711
Guaranteed by the Company(a)	17,954	20,014	20,750	22,349	17,867
Ending combined loan and finance receivables balance(b)	$4,135,199	$4,318,689	$4,521,110	$4,924,636	$5,275,578
> 30 days delinquent	318,356	305,583	327,387	332,164	388,264
> 30 days delinquency rate	7.7%	7.1%	7.2%	6.7%	7.4%

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

Consumer Loans and Finance Receivables

The following table includes financial information for our consumer loans and finance receivables. Delinquency metrics include principal, interest and fees (dollars in thousands):

	2025				2026
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$1,326,768	$1,375,065	$1,396,611	$1,446,938	$1,437,364
Guaranteed by the Company(a)	14,813	16,762	17,301	18,656	14,806
Total combined loan and finance receivable principal balance(b)	$1,341,581	$1,391,827	$1,413,912	$1,465,594	$1,452,170
Consumer combined loan and finance receivable fair value balance:
Company owned	$1,616,337	$1,668,336	$1,694,839	$1,764,469	$1,763,552
Guaranteed by the Company(a)	21,225	23,777	24,372	26,148	20,925
Ending combined loan and finance receivable fair value balance(b)	$1,637,562	$1,692,113	$1,719,211	$1,790,617	$1,784,477
Fair value as a % of principal(b)(c)	122.1%	121.6%	121.6%	122.2%	122.9%
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$1,449,511	$1,502,158	$1,525,989	$1,573,763	$1,561,056
Guaranteed by the Company(a)	17,954	20,014	20,750	22,349	17,867
Ending combined loan and finance receivable balance(b)	$1,467,465	$1,522,172	$1,546,739	$1,596,112	$1,578,923
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$1,476,814	$1,467,200	$1,524,792	$1,527,733	$1,573,293
Guaranteed by the Company(a)(d)	20,700	18,495	20,881	20,562	19,696
Average combined loan and finance receivable balance(b)(d)	$1,497,514	$1,485,695	$1,545,673	$1,548,295	$1,592,989
Installment loans as percentage of average combined loan and finance receivable balance	35.4%	35.5%	36.2%	38.1%	38.5%
Line of credit accounts as percentage of average combined loan and finance receivable balance	64.6%	64.5%	63.8%	61.9%	61.5%

Revenue	$430,825	$428,311	$443,413	$445,565	$445,807
Change in fair value	(217,057)	(215,393)	(246,789)	(225,915)	(215,541)
Net revenue	$213,768	$212,918	$196,624	$219,650	$230,266
Net revenue margin	49.6%	49.7%	44.3%	49.3%	51.7%

Combined loan and finance receivable originations and purchases	$508,245	$564,214	$589,565	$612,705	$559,392

Delinquencies:
> 30 days delinquent	$120,598	$121,333	$142,240	$124,894	$125,290
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	8.2%	8.0%	9.2%	7.8%	7.9%

Charge-offs:
Charge-offs (net of recoveries)	$227,785	$215,004	$249,545	$247,598	$227,637
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	15.2%	14.5%	16.1%	16.0%	14.3%

(a) Represents loans originated by a third-party lender through the CSO program that we have not yet purchased, which are not included in our consolidated balance sheets.

(b) Non-GAAP measure.

(c) Determined using period-end balances.

(d) The average combined loan and finance receivable balance is the average of the month-end balances during the period.

Demand for our consumer loan products and services in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. The ending balance, including principal and accrued fees/interest outstanding, of combined consumer loans and finance receivables at March 31, 2026 increased 7.6% to $1,578.9 million compared to $1,467.5 million at March 31, 2025, due primarily to originations outpacing repayments.

The percentage of loans greater than 30 days delinquent of 7.9% was slightly lower at March 31, 2026 compared to 8.2% at March 31, 2025, and charge-offs (net of recoveries) as a percentage of average combined loan and finance receivable balance decreased to 14.3% in the current quarter compared to 15.2% for the prior year quarter. These improvements were due primarily to a higher percentage of originations to returning customers, which typically default at a lower rate compared to new customers, and a minor mix shift toward loans and finance receivables with higher credit quality and lower yields, as compared to the prior year quarter. Compared to the prior sequential quarter ending December 31, 2025, the percentage of loans greater than 30 days delinquent remained relatively flat while charge-offs (net of recoveries) as a percentage of average combined loan and finance receivable balance decreased, which is fairly consistent with our normal seasonal pattern.

Revenue related to our consumer loans and finance receivables was $445.8 million for the current quarter compared to $430.8 million for the prior year quarter. The increase in revenue was driven primarily by growth in the overall portfolio. The net revenue margin related to our consumer loans and finance receivables was 51.7% in the current quarter, which was slightly higher than the average net revenue margin in the prior four sequential quarters due primarily to slightly lower charge-offs (net of recoveries) and delinquencies.

The ratio of fair value as a percentage of principal on consumer loans and finance receivables was 122.9% at March 31, 2026, which is slightly higher compared to 122.1% at March 31, 2025 and 122.2% at December 31, 2025 due primarily to the customer and product mix shifts discussed earlier in this section. Refer also to “Results of Operations—Valuation of Loans and Finance Receivables” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on loan valuation.

Small Business Loans and Finance Receivables

The following table includes financial information for our small business loans and finance receivables. Delinquency metrics include principal, interest, and fees, and only amounts that are past due (dollars in thousands):

	2025				2026
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$2,637,651	$2,766,048	$2,948,290	$3,301,076	$3,661,184
Ending loan and finance receivable fair value balance	2,953,482	3,104,979	3,318,014	3,707,075	4,109,405
Fair value as a % of principal(a)	112.0%	112.3%	112.5%	112.3%	112.2%

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$2,667,734	$2,796,517	$2,974,371	$3,328,524	$3,696,655

Average loan and finance receivable balance(b)	$2,591,661	$2,734,474	$2,882,684	$3,157,860	$3,547,257
Installment loans as percentage of average combined loan and finance receivable balance	49.7%	48.9%	48.5%	47.4%	46.1%
Line of credit accounts as percentage of average combined loan and finance receivable balance	50.3%	51.1%	51.5%	52.6%	53.9%

Revenue	$304,596	$326,266	$348,310	$383,015	$417,500
Change in fair value	(100,423)	(105,163)	(93,083)	(109,568)	(128,759)
Net revenue	$204,173	$221,103	$255,227	$273,447	$288,741
Net revenue margin	67.0%	67.8%	73.3%	71.4%	69.2%

Combined loan and finance receivable originations and purchases	$1,221,234	$1,238,835	$1,371,874	$1,643,237	$1,733,785

Delinquencies:
> 30 days delinquent	$197,758	$184,250	$185,147	$207,270	$262,974
> 30 days delinquent as a % of loan balance(a)	7.4%	6.6%	6.2%	6.2%	7.1%

Charge-offs:
Charge-offs (net of recoveries)	$122,551	$127,876	$128,266	$144,477	$162,957
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	4.7%	4.7%	4.4%	4.6%	4.6%

(a) Determined using period-end balances.

(b) The average loan and finance receivable balance is the average of the month-end balances during the period.

The ending balance, including principal and accrued fees/interest outstanding, of small business loans and finance receivables at March 31, 2026 increased 38.6% to $3,696.7 million compared to $2,667.7 million at March 31, 2025, due primarily to originations outpacing repayments.

The percentage of loans greater than 30 days delinquent of 7.1% was lower at March 31, 2026 compared to 7.4% at March 31, 2025 due to improvement in credit performance. Compared to the prior sequential quarter ending December 31, 2025, the percentage of loans greater than 30 days delinquent increased but remains within the range observed over the prior four years and consistent with our expectations for the portfolio. Charge-offs (net of recoveries) as a percentage of average loan balance of 4.6% during the current quarter were consistent with the prior four sequential quarters.

Revenue related to our small business loans and finance receivables was $417.5 million for the current quarter compared to $304.6 million for the prior year quarter. The increase in revenue was driven primarily by growth in the overall portfolio. The net revenue margin related to our small business loans and finance receivables was 69.2% for the current quarter, which is consistent with the prior four sequential quarters, which had an average net revenue margin of 69.9%, as credit performance and yields were steady.

The ratio of fair value as a percentage of principal on small business loans and finance receivables was 112.2% at March 31, 2026 compared to 112.0% at March 31, 2025 and 112.3% at December 31, 2025. The slight changes from March 31, 2025 and December 31, 2025 were due primarily to changes in delinquency discussed earlier in this section.

Total Operating Expenses

Total operating expenses increased $67.6 million, or 26.6%, to $321.9 million in the current quarter compared to $254.3 million in the prior year quarter.

Marketing expense increased to $189.4 million in the current quarter compared to $139.3 million in the prior year quarter due primarily to growth in the overall business with higher commissionable originations in our small business portfolio and higher online advertising costs intended to capture increasing market demand for both our consumer and small business loan products, partially offset by lower spend in certain channels and media as we optimize marketing efficiency.

Operations and technology expense increased to $75.8 million in the current quarter compared to $62.5 million in the prior year quarter, due primarily to higher variable costs, particularly underwriting costs, personnel costs and other selling expenses as a result of increases in originations and the size of the loan portfolio. As a percentage of revenue, operations and technology expense increased slightly to 8.7% in the current year quarter from 8.4% in the prior year quarter due primarily to slightly higher underwriting costs.

General and administrative expense increased to $47.8 million in the current quarter compared to $42.5 million in the prior year quarter due primarily to higher personnel costs and $2.7 million in transaction-related costs associated with the acquisition of Grasshopper. As a percentage of revenue, general and administrative expense decreased to 5.5% in the current year quarter from 5.7% in the prior year quarter, as increased originations and revenues outpaced fixed costs.

Depreciation and amortization expense decreased $1.1 million or 11.5% compared to the prior year quarter driven primarily by certain intangible assets reaching the end of their amortizable lives between quarters, partially offset by general growth in the business and additional internally-developed software placed into service.

Nonoperating Items

Interest expense, net increased $13.5 million, or 16.8%, to $94.0 million in the current quarter compared to $80.5 million in the prior year quarter. The increase was due primarily to an increase of $1,000.1 million, or 27.2%, in the average amount of debt outstanding to $4,680.8 million during the current quarter from $3,680.7 million during the prior year quarter, partially offset by a decrease in the weighted average interest rate on our outstanding debt to 8.18% during the current quarter from 8.91% during the prior year quarter resulting primarily from year-over-year decreases in benchmark rates.

Provision for Income Taxes

The effective tax rate of 19.3% in the current quarter was lower than the 19.9% rate recorded in the prior year quarter. The lower effective tax rate is primarily due to higher excess tax benefits on stock compensation due to stock price appreciation and interest income on a federal income tax refund in the current quarter, partially offset by increased interest expense on unrecognized tax benefits.

Net Income

Net income increased $18.2 million, or 24.9%, to $91.1 million during the current quarter compared to $72.9 million during the prior year quarter. The increase was due primarily to an increase in income from operations due to higher net revenue which outpaced increases in operating expenses as a percentage of revenue, partially offset by higher interest expense, which was the result of an increase in the average amount of debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

We seek to maintain a stable and flexible balance sheet to ensure that liquidity and funding are available to meet our business obligations. As of March 31, 2026, we had cash, cash equivalents, and restricted cash of $421.4 million, of which $325.2 million was restricted, compared to $407.9 million, of which $336.2 million was restricted, as of December 31, 2025. During the three months ended March 31, 2026, we increased the borrowing capacity of two consumer loan securitization facilities by a total of $125.0 million and increased the borrowing capacity of two small business loan securitization facilities by a total of $252.0 million. As of March 31, 2026, we had aggregate funding capacity of $654.3 million. Based on numerous stressed-case modeling scenarios, we believe we have sufficient liquidity to run our operations for the foreseeable future. Further, we have no recourse debt obligations scheduled to mature until December 2028. As part of our capital and liquidity management, we may from time to time acquire our outstanding debt securities, including through redemptions, tender offers, open market purchases, negotiated transactions or otherwise, in accordance with applicable securities laws and in compliance with the indentures governing our outstanding debt securities, upon such terms and at such prices as we may determine.

Historically, we have generated significant cash flow through normal operating activities for funding both long-term and short-term needs. Our near-term liquidity is managed to ensure that adequate resources are available to fund our seasonal working capital growth, which is driven by demand for our loan and financing products. On December 6, 2023, we issued and sold $400.0 million in aggregate principal amount of 11.25% Senior Notes due 2028 and used the net proceeds, in part, to retire existing indebtedness, including the remaining principal amount outstanding under our 8.50% senior notes due 2024. On August 12, 2024, we issued and sold $500.0 million in aggregate principal amount of 9.125% senior notes due 2029 and used the net proceeds, in part, to retire existing indebtedness, including the remaining principal amount outstanding under our 8.50% senior notes due 2025.

We have a secured revolving credit facility (the “Credit Agreement”) that we utilize for general corporate purposes, which may include funding loan originations and providing liquidity for short-term working capital needs. On August 28, 2025, we amended the Credit Agreement to, among other changes, increase the total commitment amount from $665.0 million to $825.0 million, extend the maturity date from June 2026 to August 2029 and reduce the interest rate, as applicable, from the base rate plus 0.75% to the base rate plus 0.50% and from the SOFR rate plus 3.50% to the SOFR rate plus 3.25%. In addition to customary fees for a credit facility of this size and type, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the commitment, and ranges from 0.15% per annum to 0.50% per annum depending on usage. As of April 20, 2026, our available borrowings under the Credit Agreement were $293.6 million. We also utilize several loan securitization facilities and asset-backed notes to fund our growth, primarily in our near-prime consumer loan and small business loan portfolios, which provide funding capacity of $359.7 million as of April 20, 2026. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer and small business loan securitization facilities.

As of March 31, 2026, we were in compliance with all financial ratios and covenants set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending, which could be expected to generate additional liquidity.

Capital

Total stockholders’ equity was $1,401.8 million at March 31, 2026 compared to $1,336.7 million at December 31, 2025. The increase of stockholders’ equity was driven primarily by net income for the three months ended March 31, 2026 and, to a lesser extent, stock-based compensation expense, partially offset by repurchases of our outstanding common stock, which is discussed in more detail below. Our book value per share outstanding increased to $56.25 at March 31, 2026 from $54.08 at December 31, 2025, which was primarily driven by net income, partially offset by share repurchases.

On August 12, 2024, we announced the Board of Directors authorized a new share repurchase program totaling $300.0 million through December 31, 2025 (the “August 2024 Authorization”), which replaced the prior share repurchase authorization. On November 12, 2025, we announced the Board of Directors authorized a new share repurchase program totaling $400.0 million through June 30, 2027 (the “November 2025 Authorization”), which replaced the August 2024 Authorization, under which the Company had repurchased $238.9 million of common stock. As of March 31, 2026, the Company had repurchased $32.2 million of common stock under the November 2025 Authorization. Repurchases under our repurchase programs are made from time to time in accordance with applicable securities laws in the open market, through privately negotiated transactions or otherwise. The share repurchase programs do not obligate us to purchase any shares of our common stock. The November 2025 Authorization may be terminated, increased or decreased by the Board of Directors in its discretion at any time. During the three months ended March 31, 2026, we had $15.6 million in repurchases of common stock under our share repurchase program.

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

Current Debt Facilities

The following table summarizes our debt facilities as of March 31, 2026 (dollars in thousands):

	Revolving period end date	Maturity date	Weighted average interest rate(a)	Borrowing capacity		Principal outstanding
Funding Debt:
ODAS IV 2025-2 Securitization Notes	October 2028	November 2032	5.65%	$261,434		$261,434
ODAS IV 2025-1 Securitization Notes	March 2028	April 2032	5.89%	261,392		261,392
ODAS IV 2024-2 Securitization Notes	September 2027	October 2031	5.78%	261,353		261,353
2025-A Securitization Notes	—	October 2031	7.29%	72,499		72,499
ODAS IV 2024-1 Securitization Notes	May 2027	June 2031	6.84%	399,574		399,574
2024-A Securitization Notes	—	October 2030	8.31%	34,868		34,868
ODAS IV 2023-1 Securitization Notes	July 2026	August 2030	7.66%	227,051		227,051
ODR 2021-1 Securitization Facility	November 2027	November 2028	6.73%	246,667		246,667
NCR 2022 Securitization Facility	October 2026	October 2028	7.93%	275,000		200,000
NCLOCR 2025 Securitization Facility	July 2027	July 2028	7.92%	150,000		130,000
NCLOCR 2024 Securitization Facility	February 2027	February 2028	9.17%	200,000		150,000
RAOD Securitization Facility	November 2026	November 2027	6.41%	355,263		236,842
HWCR 2023 Securitization Facility	September 2026	September 2027	8.01%	621,183		487,595
ODR 2022-1 Securitization Facility	June 2026	June 2027	7.44%	420,000		377,325
Total funding debt			7.08%	$3,786,284		$3,346,600
Corporate Debt:
Revolving line of credit	August 2029	August 2029	6.98%	$825,000	(b)	$610,000
9.125% senior notes due 2029	—	August 2029	9.13%	500,000		500,000
11.25% senior notes due 2028	—	December 2028	11.25%	400,000		400,000
Total corporate debt			8.82%	$1,725,000		$1,510,000

(a) The weighted average interest rate is determined based on the rates and principal balances on March 31, 2026. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

(b) We had an outstanding letter of credit under the Revolving line of credit of $0.4 million as of March 31, 2026.

Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Total cash flows provided by operating activities	$474,540	$391,144
Cash flows from investing activities
Loans and finance receivables	(742,621)	(496,715)
Capitalization of software development costs and purchases of fixed assets	(10,751)	(12,875)
Total cash flows used in investing activities	(753,372)	(509,590)
Cash flows provided by financing activities	$292,119	$107,327

Cash Flows from Operating Activities

Net cash provided by operating activities increased $83.4 million, or 21.3%, to $474.5 million in the current quarter from $391.1 million for the prior year quarter. The increase was driven primarily by additional interest and fee income from growth in the loan portfolio, partially offset by higher marketing expenses, variable operations and technology expenses and interest expense on higher outstanding debt balances to fund growth in the loan portfolio.

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

Cash Flows from Investing Activities

Net cash flows used in investing activities was $753.4 million for the current quarter compared to $509.6 million for the prior year quarter. This change was due primarily to loan originations outpacing repayments by a wider margin in the current quarter compared to the prior year quarter.

Cash Flows from Financing Activities

Net cash provided by financing activities for the current quarter was driven primarily by $317.2 million in net borrowings under our securitization facilities and $14.0 million in net borrowings under our revolving line of credit, partially offset by $39.6 million in share repurchases. Cash flows provided by financing activities for the prior year quarter were driven primarily by $195.4 million in net borrowings under our securitization facilities, partially offset by $85.5 million in share repurchases.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the information on critical accounting estimates described in our Annual Report on Form 10‑K for the year ended December 31, 2025.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1 in the Notes to Consolidated Financial Statements included in this report for any discussion of recent accounting pronouncements that may be significant to Enova.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since the most recent fiscal year end. Refer to our market risk disclosures in our Annual Report on Form 10‑K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and

15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2026 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information concerning legal proceedings is incorporated herein by reference to Note 7, “Commitments and Contingencies” to our consolidated financial statements (unaudited) of Part I, “Item 1 Financial Statements.”

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides the information with respect to purchases made by us of shares of our common stock:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b)(c) (in thousands)
January 1 – January 31, 2026	4,575	$158.40	3,146	$382,914
February 1 – February 28, 2026	183,878	158.71	36,012	377,519
March 1 – March 31, 2026	70,722	136.89	70,722	367,837
Total	259,175	$152.75	109,880	$367,837

(a) Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 1,429 and 147,866 shares for the months of January and February, respectively. These shares were not acquired pursuant to a publicly announced repurchase plan.

(b) The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended March 31, 2026, the Company reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accounts payable and accrued expenses on the consolidated balance sheet. All dollar amounts presented exclude such excise taxes.

(c) On November 12, 2025, the Company announced the Board of Directors authorized a new share repurchase program totaling $400.0 million through June 30, 2027 (the “November 2025 Authorization”), which replaced the prior share repurchase authorization. All share repurchases made under the November 2025 Authorization were made through open market transactions. Our share repurchase program is subject to market conditions, does not obligate us to purchase any shares of our common stock, and may be terminated, increased or decreased by the Board of Directors in its discretion at any time.

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

ITEM 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

During the quarter ended March 31, 2026, none of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as follows:

On January 30, 2026, David Fisher, Executive Chairman of the Board of Directors, adopted a written plan for the sale of up to 256,498 shares of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Any sales under the plan may not commence prior to May 21, 2026. The plan will expire on February 11, 2027, or on any earlier date on which all shares subject to the plan have been sold.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Enova International, Inc. Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on July 28, 2023)
3.1
3.2	Enova International, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 17, 2017)

10.1*

Amendment No. 4 to Credit Agreement and Reaffirmation of Performance Guaranty, dated as of January 9, 2026, by and among OnDeck Receivables 2022, LLC, the lenders from time to time parties thereto, BMO Capital Markets Corp., as Administrative Agent and Collateral Agent, and Enova International, Inc., as Performance Guarantor

10.2*

Third Amendment to Note Issuance and Purchase Agreement, dated as of March 30, 2026, by and among NetCredit Receivables 2022, LLC, Jefferies Funding LLC, as sole note purchaser, Citibank, N.A., as administrative agent for itself and the other Note Purchasers

10.3*

Second Amendment to Note Issuance and Purchase Agreement, dated as of March 30, 2026, by and among NetCredit LOC Receivables 2024, LLC, the Note Purchasers, Citibank, N.A., as collateral trustee, and Midtown Madison Management LLC, as Administrative Agent

10.4*

Amendment No. 12 to Fourth Amended and Restated Credit Agreement, dated as of March 30, 2026, by and among Receivable Assets of OnDeck, LLC, the Lenders party thereto, and Truist Bank, as Administrative Agent

10.5*

Amendment No. 2 to Credit Agreement, dated March 31, 2026, by and among HWC Receivables 2023, LLC, the lenders party thereto, Headway Capital, LLC, as originator, Enova International, Inc., as performance guarantor, BNP Paribas, as administrative agent for the Lenders and as collateral agent for the Secured Parties

10.6*	Form of Enova International, Inc. Fourth Amended and Restated 2014 Long-Term Incentive Plan Award Agreement for Grant of Restricted Stock Units

10.7*	Form of Enova International, Inc. Fourth Amended and Restated 2014 Long-Term Incentive Plan Award Agreement Special Grant of Nonqualified Stock Option with a Limited Stock Appreciation Right

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 23, 2026	ENOVA INTERNATIONAL, INC.

	By:	/s/ Scott Cornelis
Scott Cornelis
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)