Form 10-Q
period 2026-06-30
Enova International, Inc.
filed 2026-07-23
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

24,898,371 of the Registrant’s common shares, $0.00001 par value, were outstanding as of July 20, 2026.

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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	June 30,		December 31,
	2026	2025	2025
Assets
Cash and cash equivalents(1)	$122,226	$55,560	$71,709
Restricted cash(1)	342,986	323,883	336,154
Loans and finance receivables at fair value(1)	6,172,764	4,773,315	5,471,544
Income taxes receivable	32,045	35,586	40,901
Other receivables and prepaid expenses(1)	81,225	78,045	80,870
Property and equipment, net	140,251	127,686	132,566
Operating lease right-of-use assets	15,352	17,781	16,549
Goodwill	279,275	279,275	279,275
Intangible assets, net	2,151	6,923	3,660
Other assets(1)	33,907	26,699	35,204
Total assets	$7,222,182	$5,724,753	$6,468,432
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses(1)	$334,882	$257,509	$305,849
Operating lease liabilities	31,554	32,654	32,041
Deferred tax liabilities, net	344,742	242,421	295,437
Long-term debt(1)	5,013,901	3,963,514	4,498,381
Total liabilities	5,725,079	4,496,098	5,131,708
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 47,989,998, 47,176,544 and 47,441,228 shares issued and 24,885,756, 25,070,028 and 24,715,608 outstanding as of June 30, 2026 and 2025 and December 31, 2025, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	390,645	346,926	370,078
Retained earnings	2,202,300	1,846,848	2,006,143
Accumulated other comprehensive loss	(6,475)	(8,853)	(9,500)
Treasury stock, at cost (23,104,242, 22,106,516 and 22,725,620 shares as of June 30, 2026 and 2025 and December 31, 2025, respectively)	(1,089,367)	(956,266)	(1,029,997)
Total stockholders’ equity	1,497,103	1,228,655	1,336,724
Total liabilities and stockholders’ equity	$7,222,182	$5,724,753	$6,468,432

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

	June 30,		December 31,
	2026	2025	2025
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$660	$432	$672
Restricted cash	299,853	291,786	292,826
Loans and finance receivables at fair value	4,953,431	3,490,444	4,227,546
Other receivables and prepaid expenses	27	34	27
Other assets	7,932	7,549	7,547
Total assets	$5,261,903	$3,790,245	$4,528,618
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$16,657	$12,457	$12,960
Long-term debt	3,545,673	2,597,220	3,015,120
Total liabilities	$3,562,330	$2,609,677	$3,028,080

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$928,927	$764,043	$1,804,069	$1,509,584
Change in Fair Value	(360,861)	(322,585)	(707,044)	(641,944)
Net Revenue	568,066	441,458	1,097,025	867,640
Operating Expenses
Marketing	203,557	142,848	392,972	282,139
Operations and technology	74,864	63,648	150,615	126,110
General and administrative	44,080	40,508	91,858	82,972
Depreciation and amortization	8,418	10,348	17,327	20,409
Total Operating Expenses	330,919	257,352	652,772	511,630
Income from Operations	237,147	184,106	444,253	356,010
Interest expense, net	(97,818)	(82,781)	(191,864)	(163,325)
Foreign currency transaction gain (loss)	440	134	(56)	(318)
Equity method investment income	338	613	639	733
Other nonoperating expenses	—	(1,019)	—	(1,019)
Income before Income Taxes	140,107	101,053	252,972	192,081
Provision for income taxes	35,049	24,904	56,815	42,987
Net income	$105,058	$76,149	$196,157	$149,094
Earnings Per Share
Earnings per common share:
Basic	$4.22	$3.01	$7.88	$5.85
Diluted	$4.00	$2.86	$7.45	$5.51
Weighted average common shares outstanding:
Basic	24,882	25,297	24,878	25,486
Diluted	26,274	26,646	26,343	27,062

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$105,058	$76,149	$196,157	$149,094
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain(1)	(69)	1,929	3,025	4,838
Total other comprehensive (loss) income, net of tax	(69)	1,929	3,025	4,838
Comprehensive Income	$104,989	$78,078	$199,182	$153,932

(1) Net of tax benefit (provision) of $22 and $(585) for the three months ended June 30, 2026 and 2025, respectively, and $(945) and $(1,499) for the six months ended June 30, 2026 and 2025, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at March 31, 2025	47,086	$—	$337,679	$1,770,699	$(10,782)	(21,526)	$(900,946)	$1,196,650
Stock-based compensation expense	—	—	8,106	—	—	—	—	8,106
Shares issued for vested RSUs	41	—	—	—	—	—	—	—
Shares issued for stock option exercises	50	—	1,141	—	—	—	—	1,141
Net income	—	—	—	76,149	—	—	—	76,149
Foreign currency translation gain, net of tax	—	—	—	—	1,929	—	—	1,929
Purchases of treasury shares, at cost	—	—	—	—	—	(581)	(55,320)	(55,320)
Balance at June 30, 2025	47,177	$—	$346,926	$1,846,848	$(8,853)	(22,107)	$(956,266)	$1,228,655

Balance at March 31, 2026	47,905	$—	$380,534	$2,097,242	$(6,406)	(22,985)	$(1,069,587)	$1,401,783
Stock-based compensation expense	—	—	8,747	—	—	—	—	8,747
Shares issued for vested RSUs	26	—	—	—	—	—	—	—
Shares issued for stock option exercises	59	—	1,364	—	—	—	—	1,364
Net income	—	—	—	105,058	—	—	—	105,058
Foreign currency translation gain, net of tax	—	—	—	—	(69)	—	—	(69)
Purchases of treasury shares, at cost	—	—	—	—	—	(119)	(19,780)	(19,780)
Balance at June 30, 2026	47,990	$—	$390,645	$2,202,300	$(6,475)	(23,104)	$(1,089,367)	$1,497,103

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2024	46,521	$—	$328,268	$1,697,754	$(13,691)	(20,713)	$(815,407)	$1,196,924
Stock-based compensation expense	—	—	16,042	—	—	—	—	16,042
Shares issued for vested RSUs	547	—	—	—	—	—	—	—
Shares issued for stock option exercises	109	—	2,616	—	—	—	—	2,616
Net income	—	—	—	149,094	—	—	—	149,094
Foreign currency translation gain, net of tax	—	—	—	—	4,838	—	—	4,838
Purchases of treasury shares, at cost	—	—	—	—	—	(1,394)	(140,859)	(140,859)
Balance at June 30, 2025	47,177	$—	$346,926	$1,846,848	$(8,853)	(22,107)	$(956,266)	$1,228,655

Balance at December 31, 2025	47,441	$—	$370,078	$2,006,143	$(9,500)	(22,726)	$(1,029,997)	$1,336,724
Stock-based compensation expense	—	—	17,456	—	—	—	—	17,456
Shares issued for vested RSUs	413	—	—	—	—	—	—	—
Shares issued for stock option exercises	136	—	3,111	—	—	—	—	3,111
Net income	—	—	—	196,157	—	—	—	196,157
Foreign currency translation gain, net of tax	—	—	—	—	3,025	—	—	3,025
Purchases of treasury shares, at cost	—	—	—	—	—	(378)	(59,370)	(59,370)
Balance at June 30, 2026	47,990	$—	$390,645	$2,202,300	$(6,475)	(23,104)	$(1,089,367)	$1,497,103

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$196,157	$149,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,327	20,409
Amortization of deferred loan costs and debt discount	8,605	7,970
Change in fair value of loans and finance receivables	703,086	638,036
Stock-based compensation expense	17,456	16,042
Loss on early extinguishment of debt	—	1,019
Operating leases, net	710	909
Deferred income taxes, net	48,361	17,333
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(18,804)	(1,862)
Other receivables and prepaid expenses and other assets	5,471	(16,730)
Accounts payable and accrued expenses	11,283	(18,359)
Current income taxes	28,922	24,647
Net cash provided by operating activities	1,018,574	838,508
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(4,292,884)	(3,260,806)
Loans and finance receivables repaid	2,904,911	2,247,079
Capitalization of software development costs and purchases of fixed assets	(23,365)	(24,099)
Net cash used in investing activities	(1,411,338)	(1,037,826)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	1,092,000	748,000
Repayments under revolving line of credit	(1,109,000)	(720,000)
Borrowings under securitization facilities	592,638	823,554
Repayments under securitization facilities	(65,988)	(450,622)
Debt issuance costs paid	(2,981)	(6,173)
Debt prepayment penalty paid	—	(563)
Proceeds from exercise of stock options	3,111	2,616
Treasury shares purchased	(59,370)	(140,859)
Net cash provided by financing activities	450,410	255,953
Effect of exchange rates on cash, cash equivalents and restricted cash	(297)	140
Net increase in cash, cash equivalents and restricted cash	57,349	56,775
Cash, cash equivalents and restricted cash at beginning of year	407,863	322,668
Cash, cash equivalents and restricted cash at end of period	$465,212	$379,443

Supplemental Disclosures
Non-cash renewal of loans and finance receivables	$262,926	$243,457

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

The consolidated financial statements presented as of June 30, 2026 and 2025 and for the three and six-month periods ended June 30, 2026 and 2025 are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results for such interim periods. Operating results for the three and six-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	June 30,
	2026	2025
Cash and cash equivalents	$122,226	$55,560
Restricted cash	342,986	323,883
Total cash, cash equivalents and restricted cash	$465,212	$379,443

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Investments in Unconsolidated Investees

The Company owns a 20% equity interest in On Deck Capital Australia PTY LTD (“OnDeck Australia”), which is recorded using the equity method of accounting. As of June 30, 2026 and 2025 and December 31, 2025, the carrying value of the Company's ownership in OnDeck Australia was $0.7 million, $0.8 million and $1.5 million, respectively.

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

2. Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Consumer loans and finance receivables revenue	$477,419	$428,311	$923,226	$859,136
Small business loans and finance receivables revenue	439,270	326,266	856,770	630,862
Total loans and finance receivables revenue	916,689	754,577	1,779,996	1,489,998
Other	12,238	9,466	24,073	19,586
Total revenue	$928,927	$764,043	$1,804,069	$1,509,584

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans and Finance Receivables at Fair Value

The components of Company-owned loans and finance receivables at June 30, 2026 and 2025 and December 31, 2025 were as follows (in thousands):

	As of June 30, 2026
		Small
	Consumer	Business	Total
Principal balance - accrual	$1,404,102	$3,487,632	$4,891,734
Principal balance - non-accrual	164,246	295,111	459,357
Total principal balance	1,568,348	3,782,743	5,351,091

Accrued interest and fees	139,769	33,350	173,119

Loans and finance receivables at fair value - accrual	1,838,035	4,049,050	5,887,085
Loans and finance receivables at fair value - non-accrual	78,636	207,043	285,679
Loans and finance receivables at fair value	$1,916,671	$4,256,093	$6,172,764
Difference between principal balance and fair value	$348,323	$473,350	$821,673

	As of June 30, 2025
		Small
	Consumer	Business	Total
Principal balance - accrual	$1,229,578	$2,603,816	$3,833,394
Principal balance - non-accrual	145,487	162,232	307,719
Total principal balance	1,375,065	2,766,048	4,141,113

Accrued interest and fees	127,093	30,469	157,562

Loans and finance receivables at fair value - accrual	1,599,365	3,031,100	4,630,465
Loans and finance receivables at fair value - non-accrual	68,971	73,879	142,850
Loans and finance receivables at fair value	$1,668,336	$3,104,979	$4,773,315
Difference between principal balance and fair value	$293,271	$338,931	$632,202

	As of December 31, 2025
		Small
	Consumer	Business	Total
Principal balance - accrual	$1,294,991	$3,079,986	$4,374,977
Principal balance - non-accrual	151,947	221,090	373,037
Total principal balance	1,446,938	3,301,076	4,748,014

Accrued interest and fees	126,825	27,448	154,273

Loans and finance receivables at fair value - accrual	1,694,851	3,550,186	5,245,037
Loans and finance receivables at fair value - non-accrual	69,618	156,889	226,507
Loans and finance receivables at fair value	$1,764,469	$3,707,075	$5,471,544
Difference between principal balance and fair value	$317,531	$405,999	$723,530

As of June 30, 2026 and 2025 and December 31, 2025, the aggregate fair value of loans and finance receivables that were 90 days or more past due was $66.0 million, $31.3 million and $41.5 million, respectively, of which, $54.3 million, $16.5 million and $30.1 million, respectively, was in non-accrual status. The aggregate unpaid principal balance for loans and finance receivables that were 90 days or more past due was $94.5 million, $68.2 million and $60.7 million, respectively.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in the fair value of Company-owned loans and finance receivables during the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30, 2026
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,763,552	$4,109,405	$5,872,957
Originations or acquisitions(1)	671,670	1,602,839	2,274,509
Interest and fees(2)	477,419	439,270	916,689
Repayments	(792,277)	(1,740,543)	(2,532,820)
Charge-offs, net(3)	(209,952)	(182,129)	(392,081)
Net change in fair value(3)	6,044	27,251	33,295
Effect of foreign currency translation	215	—	215
Balance at end of period	$1,916,671	$4,256,093	$6,172,764

	Three Months Ended June 30, 2025
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,616,337	$2,953,482	$4,569,819
Originations or acquisitions(1)	547,572	1,238,835	1,786,407
Interest and fees(2)	428,311	326,266	754,577
Repayments	(710,838)	(1,308,441)	(2,019,279)
Charge-offs, net(3)	(215,004)	(127,876)	(342,880)
Net change in fair value(3)	(389)	22,713	22,324
Effect of foreign currency translation	2,347	—	2,347
Balance at end of period	$1,668,336	$3,104,979	$4,773,315

	Six Months Ended June 30, 2026
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,764,469	$3,707,075	$5,471,544
Originations or acquisitions(1)	1,219,186	3,336,624	4,555,810
Interest and fees(2)	923,226	856,770	1,779,996
Repayments	(1,574,168)	(3,360,739)	(4,934,907)
Charge-offs, net(3)	(437,589)	(345,086)	(782,675)
Net change in fair value(3)	18,140	61,449	79,589
Effect of foreign currency translation	3,407	—	3,407
Balance at end of period	$1,916,671	$4,256,093	$6,172,764

	Six Months Ended June 30, 2025
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,639,307	$2,747,137	$4,386,444
Originations or acquisitions(1)	1,044,194	2,460,069	3,504,263
Interest and fees(2)	859,136	630,862	1,489,998
Repayments	(1,447,604)	(2,527,503)	(3,975,107)
Charge-offs, net(3)	(442,789)	(250,427)	(693,216)
Net change in fair value(3)	10,339	44,841	55,180
Effect of foreign currency translation	5,753	—	5,753
Balance at end of period	$1,668,336	$3,104,979	$4,773,315

(1) Originations or acquisitions is presented on a cost basis.

(2) Included in “Revenue” in the consolidated statements of income.

(3) Included in “Change in Fair Value” in the consolidated statements of income.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Guarantees of Consumer Loans

In connection with its CSO program, the Company guarantees consumer loan payment obligations to an unrelated third-party lender for consumer loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of June 30, 2026 and 2025 and December 31, 2025, the consumer loans guaranteed by the Company had an estimated fair value of $27.6 million, $23.8 million and $26.1 million, respectively, and an outstanding principal balance of $19.4 million, $16.8 million and $18.7 million, respectively. As of June 30, 2026 and 2025 and December 31, 2025, the amount of consumer loans, including principal, fees and interest, guaranteed by the Company was $23.0 million, $20.0 million and $22.3 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

3. Long-term Debt

The Company’s long-term debt instruments and balances outstanding as of June 30, 2026 and 2025 and December 31, 2025, including maturity date, weighted average interest rate and borrowing capacity as of June 30, 2026, were as follows (dollars in thousands):

			Weighted			Outstanding
	Revolving		average	Borrowing		June 30,		December 31,
	period end date	Maturity date	interest rate(1)	capacity		2026	2025	2025
Funding Debt:
ODAS IV 2025-2 Securitization Notes	October 2028	November 2032	5.65%	$261,434		$261,434	$—	$261,434
ODAS IV 2025-1 Securitization Notes	March 2028	April 2032	5.89%	261,392		261,392	261,392	261,392
ODAS IV 2024-2 Securitization Notes	September 2027	October 2031	5.78%	261,353		261,353	261,353	261,353
2025-A Securitization Notes	—	October 2031	7.29%	55,593		55,593	163,866	93,331
ODAS IV 2024-1 Securitization Notes	May 2027	June 2031	6.84%	399,574		399,574	399,574	399,574
2024-A Securitization Notes	—	October 2030	8.31%	26,541		26,541	79,631	45,510
ODAS IV 2023-1 Securitization Notes	July 2026	August 2030	7.66%	227,051		227,051	227,051	227,051
ODR 2022-1 Securitization Facility	June 2028	June 2029	7.04%	420,000		420,000	266,516	202,325
ODR 2021-1 Securitization Facility	November 2027	November 2028	6.74%	246,667		246,667	124,338	202,890
NCR 2022 Securitization Facility	October 2026	October 2028	7.89%	275,000		242,000	79,463	175,194
NCLOCR 2025 Securitization Facility	July 2027	July 2028	7.87%	150,000		150,000	—	90,000
NCLOCR 2024 Securitization Facility	February 2027	February 2028	9.12%	200,000		190,000	135,000	90,000
2023-A Securitization Notes	—	December 2027	—	—		—	19,502	9,282
RAOD Securitization Facility	November 2026	November 2027	6.36%	355,263		296,842	190,846	236,842
HWCR 2023 Securitization Facility	September 2026	September 2027	8.03%	621,183		517,595	403,214	473,214
Total funding debt			7.06%	$3,761,051		$3,556,042	$2,611,746	$3,029,392
Corporate Debt:
Revolving line of credit	August 2029	August 2029	6.94%	$825,000	(2)	$579,000	$481,000	$596,000
9.125% senior notes due 2029	—	August 2029	9.13%	500,000		500,000	500,000	500,000
11.25% senior notes due 2028	—	December 2028	11.25%	400,000		400,000	400,000	400,000
Total corporate debt			8.84%	$1,725,000		$1,479,000	$1,381,000	$1,496,000
Less: Long-term debt issuance costs						$(19,190)	$(26,302)	$(24,581)
Less: Debt discounts						(1,951)	(2,930)	(2,430)
Total long-term debt						$5,013,901	$3,963,514	$4,498,381

(1) The weighted average interest rate is determined based on the rates and principal balances on June 30, 2026. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

(2) The Company had outstanding letters of credit under the Revolving line of credit of $0.4 million as of June 30, 2026 and 2025 and December 31, 2025.

Weighted average interest rates on long-term debt were 8.14% and 8.84% during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and 2025 and December 31, 2025, the Company was in compliance with all financial ratios and covenants set forth in the prevailing long-term debt agreements.

Recent Updates to Debt Facilities

ODR 2022-1 Securitization Facility

On June 25, 2026, the loan securitization facility for OnDeck Receivables 2022, LLC (the “ODR 2022-1 Securitization Facility”) was amended to, among other changes, extend the revolving period end and final maturity dates to June 2028 and June 2029, respectively. The total facility commitment remained the same at $420.0 million. The borrowing rate on the Class A loans decreased to the commercial paper rate plus 2.35% from the commercial paper rate plus 2.60%; the Class A advance rate decreased to 71.25% from 72.5%; the borrowing rate on the Class B loans did not change; and the Class B advance rate decreased to 88.75% from 90.0%, in each case measuring the current weighted average blended rates against the prior rates effective as of June 27, 2024.

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

4. Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2026 was relatively flat at 22.5% compared to 22.4% for the six months ended June 30, 2025.

As of June 30, 2026, the balance of unrecognized tax benefits, inclusive of interest and penalties, was $143.2 million, of which $123.3 million is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, with the remaining $19.9 million recorded as a reduction to deferred tax assets. This balance consists of a temporary component of $128.8 million, for which there is an equal and offsetting deferred tax asset, and a permanent component of $14.4 million, which, if recognized, would favorably affect the effective tax rate in the period of recognition. As of June 30, 2025, the balance of unrecognized tax benefits, inclusive of interest and penalties, was $112.0 million, of which $102.0 million was included in “Accounts payable and accrued expenses” on the consolidated balance sheet, with the remaining $10.0 million recorded as a reduction of deferred tax assets. The balance of $112.0 million included a permanent component of $9.7 million. As of December 31, 2025, the Company had $126.5 million of unrecognized tax benefits, inclusive of interest and penalties, of which $103.2 million was included in “Accounts payable and accrued expenses” on the consolidated balance sheet. The remaining $23.3 million was recorded as a reduction to deferred tax assets. The balance of $126.5 million at December 31, 2025 included a permanent component of $11.4 million. Based on the expiration of the statute of limitations for certain jurisdictions, the Company believes it is reasonably possible that, within the next twelve months, unrecognized tax benefits could decrease by approximately $1.2 million. The Company believes that it has adequately accounted for any material tax uncertainties in its existing reserves for all open tax years.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net income	$105,058	$76,149	$196,157	$149,094
Denominator:
Total weighted average basic shares	24,882	25,297	24,878	25,486
Shares applicable to stock-based compensation	1,392	1,349	1,465	1,576
Total weighted average diluted shares	26,274	26,646	26,343	27,062
Earnings per common share:
Earnings per common share – basic	$4.22	$3.01	$7.88	$5.85
Earnings per common share – diluted	$4.00	$2.86	$7.45	$5.51

For the three months ended June 30, 2026 and 2025, there were 59,829 and 186,854 shares of common stock underlying stock options, respectively, and 0 and 261,031 shares of common stock underlying restricted stock units, respectively, that were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. For the six months ended June 30, 2026 and 2025, 88,302 and 162,130 shares of common stock underlying stock options, respectively, and 54 and 211,499 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

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

Geographic Information

The following table presents the Company’s revenue by geographic region for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue
United States	$903,644	$744,927	$1,755,185	$1,472,687
Other international countries	25,283	19,116	48,884	36,897
Total revenue	$928,927	$764,043	$1,804,069	$1,509,584

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $140.3 million, $127.7 million and $132.6 million at June 30, 2026 and 2025 and December 31, 2025, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

7. Commitments and Contingencies

Litigation

On April 23, 2018, the Commonwealth of Virginia, through Attorney General Mark R. Herring, filed a lawsuit in the Circuit Court for the County of Fairfax, Virginia against NC Financial Solutions of Utah, LLC (“NC Utah”), a subsidiary of the Company. The lawsuit

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

alleged violations of the Virginia Consumer Protection Act relating to NC Utah’s communications with customers, collections of certain payments, its loan agreements, and the rates it charged to Virginia borrowers. The plaintiff sought to enjoin NC Utah from continuing its lending practices in Virginia, restitution, civil penalties, and costs and expenses in connection with the same. In January 2026, the parties entered into a Consent Decree to resolve the matter. Under the Consent Decree, NC Utah denied the allegations contained in the complaint and agreed to a payment of $3.4 million, comprised of $3.1 million in customer restitution, $0.2 million in fees and costs and $0.1 million in administration expenses. Additionally, NC Utah agreed to modify certain outstanding loans at reduced interest rates and forgive approximately $87.0 million of previously charged-off receivables. As the payment of $3.4 million had been accrued in prior years and the forgiven loans charged off in prior years, there was no material impact to the Company’s consolidated income statements for the three and six months ended June 30, 2026 and 2025.

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

During the three and six months ended June 30, 2026 and 2025, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and 2025 and December 31, 2025 are as follows (in thousands):

	June 30,	Fair Value Measurements Using
	2026	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)	$1,916,671	$—	$—	$1,916,671
Small business loans and finance receivables(1)	4,256,093	—	—	4,256,093
Non-qualified savings plan assets(2)	17,831	17,831	—	—
Investment in trading security(3)	13,040	13,040	—	—
Total	$6,203,635	$30,871	$—	$6,172,764

	June 30,	Fair Value Measurements Using
	2025	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)	$1,668,336	$—	$—	$1,668,336
Small business loans and finance receivables(1)	3,104,979	—	—	3,104,979
Non-qualified savings plan assets(2)	13,146	13,146	—	—
Investment in trading security(3)	8,560	8,560	—	—
Total	$4,795,021	$21,706	$—	$4,773,315

	December 31,	Fair Value Measurements Using
	2025	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)	$1,764,469	$—	$—	$1,764,469
Small business loans and finance receivables(1)	3,707,075	—	—	3,707,075
Non-qualified savings plan assets(2)	14,486	14,486	—	—
Investment in trading security(3)	13,722	13,722	—	—
Total	$5,499,752	$28,208	$—	$5,471,544

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

The Company had no liabilities measured at fair value on a recurring basis as of June 30, 2026 and 2025 and December 31, 2025.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At June 30, 2026 and 2025 and December 31, 2025, there were no assets or liabilities recorded at fair value on a non-recurring basis.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of June 30, 2026 and 2025 and December 31, 2025 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Balance at
	June 30,	Fair Value Measurements Using
	2026	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$122,226	$122,226	$—	$—
Restricted cash	342,986	342,986	—	—
Investment in unconsolidated investee (1)	6,918	—	—	6,918
Total	$472,130	$465,212	$—	$6,918
Financial liabilities:
Revolving line of credit	$579,000	$—	$—	$579,000
Securitization notes	3,555,934	—	3,551,223	—
11.25% senior notes due 2028	398,158	—	421,724	—
9.125% senior notes due 2029	500,000	—	522,825	—
Total	$5,033,092	$—	$4,495,772	$579,000

	Balance at
	June 30,	Fair Value Measurements Using
	2025	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$55,560	$55,560	$—	$—
Restricted cash	323,883	323,883	—	—
Investment in unconsolidated investee (1)	6,918	—	—	6,918
Total	$386,361	$379,443	$—	$6,918
Financial liabilities:
Revolving line of credit	$481,000	$—	$—	$481,000
Securitization notes	2,611,408	—	2,619,854	—
11.25% senior notes due 2028	397,408	—	429,956	—
9.125% senior notes due 2029	500,000	—	526,765	—
Total	$3,989,816	$—	$3,576,575	$481,000

	Balance at
	December 31,	Fair Value Measurements Using
	2025	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$71,709	$71,709	$—	$—
Restricted cash	336,154	336,154	—	—
Investment in unconsolidated investee (1)	6,918	—	—	6,918
Total	$414,781	$407,863	$—	$6,918
Financial liabilities:
Revolving line of credit	$596,000	$—	$—	$596,000
Securitization notes	3,029,180	—	3,037,390	—
11.25% senior notes due 2028	397,783	—	422,924	—
9.125% senior notes due 2029	500,000	—	530,620	—
Total	$4,522,963	$—	$3,990,934	$596,000

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

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services. In 2025, we extended approximately $7.8 billion in credit or financing to borrowers and for the six months ended June 30, 2026, we extended approximately $4.6 billion in credit or financing to borrowers. As of June 30, 2026, we offered or arranged loans or draws on lines of credit to consumers in 38 states in the United States and Brazil. We also offered or arranged financing to small businesses in 49 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers and small businesses that have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through June 30, 2026, we have completed approximately 71.6 million customer transactions and collected more than 95 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years, having expanded the markets we serve and the financing products we offer. These financing products include installment loans and line of credit accounts.

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

OUR MARKETS

We currently provide our services in the following countries:

•
United States. We began our online business in the United States in May 2004. As of June 30, 2026, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, OnDeck at www.ondeck.com and Headway Capital at www.headwaycapital.com, and we market our money transfer platform under the name Pangea at www.pangeamoneytransfer.com.
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

On March 30, 2023, the CFPB issued its initial final rule to implement Section 1071 of the Dodd-Frank Act. Section 1071 amended the Equal Credit Opportunity Act to require financial institutions to collect and report certain data in connection with credit applications made by small businesses, including women- or minority-owned small businesses, and applies to small business loans that we offer. For loans covered by the small business lending rule, a “covered lender” will be required to collect and report on certain information pursuant to an application for credit. Section 1071 requires covered lenders to collect and report information the financial institution generates and information obtained from the applicant, including the applicant’s minority-owned business status, women-owned business status and the applicant’s principal owners’ ethnicity, race and sex. On May 1, 2026, the CFPB issued a revised final rule for Section 1071. The revised final rule made substantive changes to the initial final rule, including changing the definition of a small business, excluding certain products, and streamlining the required data fields. In addition, it extended the compliance deadline to January 1, 2028 and the initial reporting deadline to June 2029. Absent further court action, legislative action or action by the CFPB, including any further extension of the compliance date, the Company’s small business loan business will need to update its application process to appropriately collect, store and report data required by Section 1071’s implementing regulation. The Company will continue to monitor litigation, rulemaking and bills related to the rule.

European Union Pillar Two Directive

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation. As of June 30, 2026, among the jurisdictions where the Company operates, only Brazil has enacted legislation adopting the Pillar Two Rules, specifically a Qualified Domestic Minimum Top-up Tax, effective in fiscal 2025. We do not expect the changes brought about by this directive to have a material impact on our consolidated financial statements.

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

RESULTS OF OPERATIONS

Highlights

Our financial results for the three-month period ended June 30, 2026, or the current quarter, are summarized below.

•
Consolidated total revenue increased $164.8 million, or 21.6%, to $928.9 million in the current quarter compared to $764.1 million for the three months ended June 30, 2025, or the prior year quarter.
•
Consolidated net revenue was $568.0 million in the current quarter compared to $441.5 million in the prior year quarter.
•
Consolidated income from operations increased $53.0 million, or 28.8%, to $237.1 million in the current quarter compared to $184.1 million in the prior year quarter.
•
Consolidated net income was $105.1 million in the current quarter compared to $76.1 million in the prior year quarter. Consolidated diluted income per share was $4.00 in the current quarter compared to $2.86 in the prior year quarter.

Overview

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Loans and finance receivables revenue	$916,689	$754,577	$1,779,996	$1,489,998
Other	12,238	9,466	24,073	19,586
Total Revenue	928,927	764,043	1,804,069	1,509,584
Change in Fair Value	(360,861)	(322,585)	(707,044)	(641,944)
Net Revenue	568,066	441,458	1,097,025	867,640
Operating Expenses
Marketing	203,557	142,848	392,972	282,139
Operations and technology	74,864	63,648	150,615	126,110
General and administrative	44,080	40,508	91,858	82,972
Depreciation and amortization	8,418	10,348	17,327	20,409
Total Operating Expenses	330,919	257,352	652,772	511,630
Income from Operations	237,147	184,106	444,253	356,010
Interest expense, net	(97,818)	(82,781)	(191,864)	(163,325)
Foreign currency transaction gain (loss)	440	134	(56)	(318)
Equity method investment income	338	613	639	733
Other nonoperating expenses	—	(1,019)	—	(1,019)
Income before Income Taxes	140,107	101,053	252,972	192,081
Provision for income taxes	35,049	24,904	56,815	42,987
Net income	$105,058	$76,149	$196,157	$149,094
Earnings per common share - diluted	$4.00	$2.86	$7.45	$5.51

Revenue
Loans and finance receivables revenue	98.7%	98.8%	98.7%	98.7%
Other	1.3	1.2	1.3	1.3
Total Revenue	100.0	100.0	100.0	100.0
Change in Fair Value	(38.8)	(42.2)	(39.2)	(42.5)
Net Revenue	61.2	57.8	60.8	57.5
Operating Expenses
Marketing	21.9	18.7	21.8	18.7
Operations and technology	8.1	8.3	8.3	8.4
General and administrative	4.7	5.3	5.1	5.5
Depreciation and amortization	0.9	1.4	1.0	1.3
Total Operating Expenses	35.6	33.7	36.2	33.9
Income from Operations	25.6	24.1	24.6	23.6
Interest expense, net	(10.5)	(10.9)	(10.6)	(10.8)
Foreign currency transaction gain (loss)	—	—	—	—
Equity method investment income (loss)	—	0.1	—	—
Other nonoperating expenses	—	(0.1)	—	(0.1)
Income before Income Taxes	15.1	13.2	14.0	12.7
Provision for income taxes	3.8	3.2	3.1	2.8
Net income	11.3%	10.0%	10.9%	9.9%

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

In 2025 and the first six months of 2026, views in the marketplace on the economy and its near-term prospects remained mixed with concerns on employment, inflation, tariffs and other macroeconomic trends. In certain situations, management concluded that the probability of future charge-offs or prepayments was different than what we had experienced in the past and, therefore, altered those assumptions in our fair value models. We continue to utilize this approach and have adjusted these assumptions where appropriate. We also evaluate the discount rates used in our models on a quarterly basis and adjust when appropriate to be responsive to changes in the market and representative of what a market participant would use. As of June 30, 2026, we deemed the resulting fair value of our loans and finance receivables to be an appropriate market-based exit price that considers current market conditions.

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$105,058	$76,149	$196,157	$149,094
Adjustments:
Transaction-related costs(a)	1,482	—	4,132	—
Equity method investment income	(338)	(613)	(639)	(733)
Other nonoperating expenses(b)	—	1,019	—	1,019
Intangible asset amortization	259	2,013	1,509	4,027
Stock-based compensation expense	8,747	8,106	17,456	16,042
Foreign currency transaction (gain) loss	(440)	(134)	56	318
Cumulative tax effect of adjustments	(1,501)	(488)	(3,472)	(2,976)
Adjusted earnings	$113,267	$86,052	$215,199	$166,791

Diluted earnings per share	$4.00	$2.86	$7.45	$5.51
Adjustments:
Transaction-related costs	0.06	—	0.16	—
Equity method investment income	(0.01)	(0.02)	(0.03)	(0.03)
Other nonoperating expenses	—	0.04	—	0.04
Intangible asset amortization	0.01	0.08	0.06	0.15
Stock-based compensation expense	0.33	0.30	0.66	0.59
Foreign currency transaction (gain) loss	(0.02)	(0.01)	—	0.01
Cumulative tax effect of adjustments	(0.06)	(0.02)	(0.13)	(0.11)
Adjusted earnings per share	$4.31	$3.23	$8.17	$6.16

(a) In the first six months of 2026, we recorded costs totaling $4.1 million ($3.2 million net of tax) related to the pending acquisition of Grasshopper.

(b) In the second quarter of 2025,we recorded other nonoperating expenses of $1.0 million ($0.8 million net of tax) related to the early extinguishment of debt.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$105,058	$76,149	$196,157	$149,094
Depreciation and amortization expenses	8,418	10,348	17,327	20,409
Interest expense, net	97,818	82,781	191,864	163,325
Foreign currency transaction (gain) loss	(440)	(134)	56	318
Provision for income taxes	35,049	24,904	56,815	42,987
Stock-based compensation expense	8,747	8,106	17,456	16,042
Adjustments:
Transaction-related costs(a)	1,482	—	4,132	—
Equity method investment income	(338)	(613)	(639)	(733)
Other nonoperating expenses(b)	—	1,019	—	1,019
Adjusted EBITDA	$255,794	$202,560	$483,168	$392,461

Adjusted EBITDA margin calculated as follows:
Total Revenue	$928,927	$764,043	$1,804,069	$1,509,584
Adjusted EBITDA	255,794	202,560	483,168	392,461
Adjusted EBITDA as a percentage of total revenue	27.5%	26.5%	26.8%	26.0%

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

THREE MONTHS ENDED JUNE 30, 2026 COMPARED TO THREE MONTHS ENDED JUNE 30, 2025

Revenue and Net Revenue

Revenue increased $164.8 million, or 21.6%, to $928.9 million for the current quarter as compared to $764.1 million for the prior year quarter. The increase was driven by a 34.6% increase in revenue from our small business portfolio and a 11.5% increase in revenue from our consumer portfolio as higher levels of originations have led to higher loan balances for both portfolios.

Net revenue for the current quarter was $568.0 million compared to $441.5 million for the prior year quarter. Our consolidated net revenue margin was 61.2% for the current quarter compared to 57.8% for the prior year quarter. Refer to “—Consumer Loans and Finance Receivables” and “—Small Business Loans and Finance Receivables” below for additional discussion of net revenue for the current quarter.

The following table sets forth the components of revenue and net revenue, disaggregated by product, for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$477,419	$428,311	$49,108	11.5%
Small business loans and finance receivables revenue	439,270	326,266	113,004	34.6
Total loans and finance receivables revenue	916,689	754,577	162,112	21.5
Other	12,238	9,466	2,772	29.3
Total revenue	928,927	764,043	164,884	21.6
Change in fair value	(360,861)	(322,585)	(38,276)	11.9
Net revenue	$568,066	$441,458	$126,608	28.7%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	51.4%	56.1%
Small business loans and finance receivables revenue	47.3	42.7
Total loans and finance receivables revenue	98.7	98.8
Other	1.3	1.2
Total revenue	100.0	100.0
Change in fair value	(38.8)	(42.2)
Net revenue	61.2%	57.8%

Revenue generated from the Company’s operations for the current quarter and the prior year quarter was as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Loan interest	$626,755	$503,720
Statement and draw fees on line of credit accounts	251,912	216,714
Other	50,260	43,609
Total Revenue	$928,927	$764,043

Loan and Finance Receivable Balances

The fair value of our loan and finance receivable portfolio in our consolidated financial statements was $6,172.8 million and $4,773.3 million as of June 30, 2026 and 2025, respectively. The outstanding principal balance of our loan and finance receivables portfolio was $5,351.1 million and $4,141.1 million as of June 30, 2026 and 2025, respectively. The fair value of the combined loan and finance receivables portfolio includes $27.6 million and $23.8 million with an outstanding principal balance of $19.4 million and $16.8 million of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of June 30, 2026 and 2025, respectively.

The consumer portfolio balance was 31.4% of our combined loan and finance receivable portfolio balance at fair value as of June 30, 2026 compared to 35.3% as of June 30, 2025. Our small business portfolio of loans and finance receivables was 68.6% of our combined loan and finance receivable portfolio at fair value as of June 30, 2026 compared to 64.7% as of June 30, 2025. See “Non-GAAP Financial Measures—Combined Loans and Finance Receivables Measures” above for additional information related to combined loans and finance receivables.

The following table summarizes loan and finance receivable balances outstanding as of June 30, 2026 and 2025 (dollars in thousands):

	As of June 30, 2026			As of June 30, 2025
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Consumer loans and finance receivables
Principal	$1,568,348	$19,388	$1,587,736	$1,375,065	$16,762	$1,391,827
Fair value	1,916,671	27,631	1,944,302	1,668,336	23,777	1,692,113
Fair value as a % of principal	122.2%	142.5%	122.5%	121.3%	141.9%	121.6%
Small business loans and finance receivables
Principal	$3,782,743	$—	$3,782,743	$2,766,048	$—	$2,766,048
Fair value	4,256,093	—	4,256,093	3,104,979	—	3,104,979
Fair value as a % of principal	112.5%	—%	112.5%	112.3%	—%	112.3%
Total loans and finance receivables
Principal	$5,351,091	$19,388	$5,370,479	$4,141,113	$16,762	$4,157,875
Fair value	6,172,764	27,631	6,200,395	4,773,315	23,777	4,797,092
Fair value as a % of principal	115.4%	142.5%	115.5%	115.3%	141.9%	115.4%

(a) GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by a third-party lender through the CSO program that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

(b) Non-GAAP measure. See “Non-GAAP Financial Measures—Combined Loans and Finance Receivables Measures” above.

At June 30, 2026 and 2025, the ratio of fair value as a percentage of principal was 115.4% and 115.3%, respectively, on company owned loans and finance receivables and 115.5% and 115.4%, respectively, on combined loans and finance receivables. These ratios were relatively flat compared to the prior year. Refer to “—Consumer Loans and Finance Receivables” and “—Small Business Loans and Finance Receivables” below for additional discussion of fair value ratios for the current quarter.

Average Amount Outstanding per Loan and Finance Receivable

The average amount outstanding per loan and finance receivable is calculated as the total combined loans and finance receivables, gross balance at the end of the period divided by the total number of combined loans and finance receivables outstanding at the end of the period. The following table shows the average amount outstanding per loan and finance receivable by product at June 30, 2026 and 2025:

	As of June 30,
	2026	2025
Average amount outstanding per loan and finance receivable(a)
Consumer loans and finance receivables(b)	$1,666	$1,654
Small business loans and finance receivables	46,161	41,887
Total loans and finance receivables(b)	4,946	4,375

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

	Three Months Ended
	June 30,
	2026	2025
Average loan and finance receivable origination amount(a)
Consumer loans and finance receivables(b)(c)	$632	$569
Small business loans and finance receivables(c)	15,434	16,560
Total loans and finance receivables(b)	1,914	1,691

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

The average loan and finance receivable origination amount increased to $1,914 during the current quarter from $1,691 during the prior year quarter, due primarily to a higher proportion of loans originated in the small business portfolio, the average size of which greatly exceeds the average size of loans originated in the consumer portfolio. The average loan and finance receivable origination amount for the small business portfolio decreased during the current quarter compared to the prior year quarter due primarily to a higher proportion of line of credit draws, which are lower on average compared to installment loan originations.

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

The payment status of a customer, including the degree of any delinquency, is a significant factor in determining estimated charge-offs in the cash flow models that we use to determine fair value. The following table shows payment status on outstanding principal, interest and fees as of the end of each of the last five quarters (dollars in thousands):

	2025			2026
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$4,298,675	$4,500,360	$4,902,287	$5,257,711	$5,524,210
Guaranteed by the Company(a)	20,014	20,750	22,349	17,867	23,031
Ending combined loan and finance receivables balance(b)	$4,318,689	$4,521,110	$4,924,636	$5,275,578	$5,547,241
> 30 days delinquent	305,583	327,387	332,164	388,264	415,321
> 30 days delinquency as a % of combined loan and finance receivable balance	7.1%	7.2%	6.7%	7.4%	7.5%

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

Consumer Loans and Finance Receivables

The following table includes financial information for our consumer loans and finance receivables. Delinquency metrics include principal, interest and fees (dollars in thousands):

	2025			2026
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$1,375,065	$1,396,611	$1,446,938	$1,437,364	$1,568,348
Guaranteed by the Company(a)	16,762	17,301	18,656	14,806	19,388
Total combined loan and finance receivable principal balance(b)	$1,391,827	$1,413,912	$1,465,594	$1,452,170	$1,587,736
Consumer combined loan and finance receivable fair value balance:
Company owned	$1,668,336	$1,694,839	$1,764,469	$1,763,552	$1,916,671
Guaranteed by the Company(a)	23,777	24,372	26,148	20,925	27,631
Ending combined loan and finance receivable fair value balance(b)	$1,692,113	$1,719,211	$1,790,617	$1,784,477	$1,944,302
Fair value as a % of principal(b)(c)	121.6%	121.6%	122.2%	122.9%	122.5%
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$1,502,158	$1,525,989	$1,573,763	$1,561,056	$1,708,117
Guaranteed by the Company(a)	20,014	20,750	22,349	17,867	23,031
Ending combined loan and finance receivable balance(b)	$1,522,172	$1,546,739	$1,596,112	$1,578,923	$1,731,148
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$1,467,200	$1,524,792	$1,527,733	$1,573,293	$1,621,943
Guaranteed by the Company(a)(d)	18,495	20,881	20,562	19,696	20,015
Average combined loan and finance receivable balance(b)(d)	$1,485,695	$1,545,673	$1,548,295	$1,592,989	$1,641,958
Installment loans as percentage of average combined loan and finance receivable balance	35.5%	36.2%	38.1%	38.5%	37.7%
Line of credit accounts as percentage of average combined loan and finance receivable balance	64.5%	63.8%	61.9%	61.5%	62.3%

Revenue	$428,311	$443,413	$445,565	$445,807	$477,419
Change in fair value	(215,393)	(246,789)	(225,915)	(215,541)	(203,908)
Net revenue	$212,918	$196,624	$219,650	$230,266	$273,511
Net revenue margin	49.7%	44.3%	49.3%	51.7%	57.3%

Combined loan and finance receivable originations and purchases	$564,214	$589,565	$612,705	$559,392	$691,490

Delinquencies:
> 30 days delinquent	$121,333	$142,240	$124,894	$125,290	$131,467
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	8.0%	9.2%	7.8%	7.9%	7.6%

Charge-offs:
Charge-offs (net of recoveries)	$215,004	$249,545	$247,598	$227,637	$209,952
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	14.5%	16.1%	16.0%	14.3%	12.8%

(a) Represents loans originated by a third-party lender through the CSO program that we have not yet purchased, which are not included in our consolidated balance sheets.

(b) Non-GAAP measure.

(c) Determined using period-end balances.

(d) The average combined loan and finance receivable balance is the average of the month-end balances during the period.

Demand for our consumer loan products and services in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. The ending balance, including principal and accrued fees/interest outstanding, of combined consumer loans and finance receivables at June 30, 2026 increased 13.7% to $1,731.1 million compared to $1,522.2 million at June 30, 2025, due primarily to originations outpacing repayments.

The percentage of loans greater than 30 days delinquent of 7.6% was lower at June 30, 2026 compared to 8.0% at June 30, 2025, and charge-offs (net of recoveries) as a percentage of average combined loan and finance receivable balance decreased to 12.8% in the current quarter compared to 14.5% for the prior year quarter. These levels were in the normal range for both periods, although slightly toward the higher end in the prior year quarter. Compared to the prior sequential quarter ending March 31, 2026, the percentage of loans greater than 30 days delinquent and charge-offs (net of recoveries) as a percentage of average combined loan and finance receivable balance both decreased, which is consistent with our normal seasonal pattern.

Revenue related to our consumer loans and finance receivables was $477.4 million for the current quarter compared to $428.3 million for the prior year quarter. The increase in revenue was driven primarily by growth in the overall portfolio. The net revenue margin related to our consumer loans and finance receivables was 57.3% in the current quarter, which was higher than the net revenue margin in the prior four sequential quarters due primarily to strong growth coupled with lower charge-offs (net of recoveries) and delinquencies.

The ratio of fair value as a percentage of principal on consumer loans and finance receivables was 122.5% at June 30, 2026, which is slightly higher compared to 121.6% at June 30, 2025 due to improvement in credit metrics discussed earlier in this section. The ratio of fair value as a percentage of principal at June 30, 2026 was slightly lower compared to 122.9% at March 31, 2026, which followed our typical seasonal pattern. Refer also to “Results of Operations—Valuation of Loans and Finance Receivables” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on loan valuation.

Small Business Loans and Finance Receivables

The following table includes financial information for our small business loans and finance receivables. Delinquency metrics include principal, interest, and fees, and only amounts that are past due (dollars in thousands):

	2025			2026
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$2,766,048	$2,948,290	$3,301,076	$3,661,184	$3,782,743
Ending loan and finance receivable fair value balance	3,104,979	3,318,014	3,707,075	4,109,405	4,256,093
Fair value as a % of principal(a)	112.3%	112.5%	112.3%	112.2%	112.5%

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$2,796,517	$2,974,371	$3,328,524	$3,696,655	$3,816,093

Average loan and finance receivable balance(b)	$2,734,474	$2,882,684	$3,157,860	$3,547,257	$3,757,810
Installment loans as percentage of average loan and finance receivable balance	48.9%	48.5%	47.4%	46.1%	45.5%
Line of credit accounts as percentage of average loan and finance receivable balance	51.1%	51.5%	52.6%	53.9%	54.5%

Revenue	$326,266	$348,310	$383,015	$417,500	$439,270
Change in fair value	(105,163)	(93,083)	(109,568)	(128,759)	(154,878)
Net revenue	$221,103	$255,227	$273,447	$288,741	$284,392
Net revenue margin	67.8%	73.3%	71.4%	69.2%	64.7%

Loan and finance receivable originations and purchases	$1,238,835	$1,371,874	$1,643,237	$1,733,785	$1,602,839

Delinquencies:
> 30 days delinquent	$184,250	$185,147	$207,270	$262,974	$283,854
> 30 days delinquent as a % of loan balance(a)	6.6%	6.2%	6.2%	7.1%	7.4%

Charge-offs:
Charge-offs (net of recoveries)	$127,876	$128,266	$144,477	$162,957	$182,129
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	4.7%	4.4%	4.6%	4.6%	4.8%

(a) Determined using period-end balances.

(b) The average loan and finance receivable balance is the average of the month-end balances during the period.

The ending balance, including principal and accrued fees/interest outstanding, of small business loans and finance receivables at June 30, 2026 increased 36.5% to $3,816.1 million compared to $2,796.5 million at June 30, 2025, due primarily to originations outpacing repayments.

The percentage of loans greater than 30 days delinquent of 7.4% was higher at June 30, 2026 compared to 6.6% at June 30, 2025 and 7.1% at March 31, 2026, but remains within the range observed over the prior four years and consistent with our expectations for the portfolio. Charge-offs (net of recoveries) as a percentage of average loan and finance receivable balance of 4.8% during the current quarter were fairly consistent with the prior four sequential quarters.

Revenue related to our small business loans and finance receivables was $439.3 million for the current quarter compared to $326.3 million for the prior year quarter. The increase in revenue was driven primarily by growth in the overall portfolio. The net revenue margin related to our small business loans and finance receivables was 64.7% for the current quarter, which is slightly lower than the prior four sequential quarters, but remains within the range observed over the prior four years and consistent with our expectations for the portfolio, as credit performance and yields were also within expectations.

The ratio of fair value as a percentage of principal on small business loans and finance receivables was 112.5% at June 30, 2026, which is consistent with the prior four sequential quarters, as performance and outlook remain stable on the portfolio.

Total Operating Expenses

Total operating expenses increased $73.5 million, or 28.6%, to $330.9 million in the current quarter compared to $257.4 million in the prior year quarter.

Marketing expense increased to $203.5 million in the current quarter compared to $142.8 million in the prior year quarter due primarily to growth in the overall business with higher online advertising costs intended to capture increasing market demand for both our consumer and small business loan products and higher commissionable originations in our small business portfolio.

Operations and technology expense increased to $74.9 million in the current quarter compared to $63.7 million in the prior year quarter, due primarily to higher variable costs, particularly underwriting costs, computer and software maintenance, and personnel costs as a result of increases in originations and the size of the loan portfolio. As a percentage of revenue, operations and technology expense decreased slightly to 8.1% in the current year quarter from 8.3% in the prior year quarter due primarily to growth in revenue outpacing personnel costs.

General and administrative expense increased to $44.1 million in the current quarter compared to $40.5 million in the prior year quarter due primarily to transaction-related costs associated with the acquisition of Grasshopper. As a percentage of revenue, general and administrative expense decreased to 4.7% in the current year quarter from 5.3% in the prior year quarter, as increased originations and revenues outpaced fixed costs.

Depreciation and amortization expense decreased $2.0 million or 18.7% compared to the prior year quarter driven primarily by certain intangible assets reaching the end of their amortizable lives between quarters.

Nonoperating Items

Interest expense, net increased $15.0 million, or 18.2%, to $97.8 million in the current quarter compared to $82.8 million in the prior year quarter. The increase was due primarily to an increase of $1,064.6 million, or 27.8%, in the average amount of debt outstanding to $4,884.6 million during the current quarter from $3,820.0 million during the prior year quarter, partially offset by a decrease in the weighted average interest rate on our outstanding debt to 8.10% during the current quarter from 8.76% during the prior year quarter resulting primarily from year-over-year decreases in benchmark rates.

Provision for Income Taxes

The effective tax rate of 25.0% in the current quarter was higher than the 24.6% rate recorded in the prior year quarter. The slightly higher effective tax rate is primarily due to additional state tax attributes that were generated from legal entity restructuring which were partially offset by unfavorable state rate changes in the prior year quarter.

Net Income

Net income increased $29.0 million, or 38.0%, to $105.1 million during the current quarter compared to $76.1 million during the prior year quarter. The increase was due primarily to an increase in income from operations due to higher net revenue which outpaced increases in operating expenses as a percentage of revenue, partially offset by higher interest expense, which was the result of an increase in the average amount of debt outstanding.

SIX MONTHS ENDED JUNE 30, 2026 COMPARED TO SIX MONTHS ENDED JUNE 30, 2025

Revenue and Net Revenue

Revenue increased $294.5 million, or 19.5%, to $1,804.1 million for the six-month period ended June 30, 2026, or current six-month period, as compared to $1,509.6 million for the six-month period ended June 30, 2025, or prior year six-month period. The increase was driven by a 35.8% increase in revenue from our small business portfolio and a 7.5% increase in revenue from our consumer portfolio as higher levels of originations have led to higher loan balances for both portfolios.

Net revenue for the current six-month period was $1,097.1 million compared to $867.6 million for the prior year six-month period. Our consolidated net revenue margin was 60.8% for the current six-month period, as compared to 57.5% for the prior year six-month period. The increase was driven by an increase in net revenue margin in the consumer portfolio as well as a mix shift toward the small business portfolio, which generally has a higher net revenue margin compared to the consumer portfolio.

The following table sets forth the components of revenue and net revenue, separated by product for the current six-month period and the prior year six-month period (dollars in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$923,226	$859,136	$64,090	7.5%
Small business loans and finance receivables revenue	856,770	630,862	225,908	35.8
Total loans and finance receivables revenue	1,779,996	1,489,998	289,998	19.5
Other	24,073	19,586	4,487	22.9
Total revenue	1,804,069	1,509,584	294,485	19.5
Change in fair value	(707,044)	(641,944)	(65,100)	10.1
Net revenue	$1,097,025	$867,640	$229,385	26.4%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	51.2%	56.9%
Small business loans and finance receivables revenue	47.5	41.8
Total loans and finance receivables revenue	98.7	98.7
Other	1.3	1.3
Total revenue	100.0	100.0
Change in fair value	(39.2)	(42.5)
Net revenue	60.8%	57.5%

Revenue generated from the Company’s operations for the current six-month period and the prior year six-month period was as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Loan interest	$1,227,538	$989,777
Statement and draw fees on line of credit accounts	475,448	429,618
Other	101,083	90,189
Total Revenue	$1,804,069	$1,509,584

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

	Six Months Ended
	June 30,
	2026	2025
Average loan and finance receivable origination amount(a)
Consumer loans and finance receivables(b)(c)	$613	$558
Small business loans and finance receivables(c)	15,913	16,365
Total loans and finance receivables(b)	2,038	1,706

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

The average loan and finance receivable origination amount increased to $2,038 from $1,706 during the current six-month period compared to the prior year six-month period, due primarily to a higher proportion of loans originated in the small business portfolio, the average size of which greatly exceeds the average size of loans originated in the consumer portfolio. The average loan and finance receivable origination amount for the small business portfolio decreased during the current six-month period compared to the prior year six-month period due primarily to a higher proportion of line of credit draws, which are lower on average compared to installment loan originations.

Total Operating Expenses

Total operating expenses increased $141.2 million, or 27.6%, to $652.8 million in the current six-month period, compared to $511.6 million in the prior year six-month period.

Marketing expense increased to $393.0 million in the current six-month period compared to $282.1 million in the prior year six-month period. The increase was due primarily to growth in the overall business with higher commissionable originations in our small business portfolio and higher online advertising costs intended to capture increasing market demand for both our consumer and small business loan products, partially offset by lower spend in certain channels and media as we optimize marketing efficiency.

Operations and technology expense increased to $150.6 million in the current six-month period compared to $126.1 million in the prior year six-month period, due primarily to higher variable costs, particularly underwriting costs, personnel costs and computer and software maintenance expenses as a result of increases in originations and the size of the loan portfolio. As a percentage of revenue, operations and technology expense decreased slightly to 8.3% in the current six-month period from 8.4% in the prior year six-month period, as increased originations and revenues outpaced fixed costs.

General and administrative expense increased $8.9 million, or 10.7%, to $91.9 million in the current six-month period compared to $83.0 million in the prior year six-month period, due primarily to $4.1 million in transaction-related costs associated with the acquisition of Grasshopper as well as higher personnel costs. As a percentage of revenue, general and administrative expense decreased to 5.1% in the current six-month period from 5.5% in the prior year six-month period, as increased originations and revenues outpaced fixed costs.

Depreciation and amortization expense decreased $3.1 million or 15.1% compared to the prior year six-month period driven primarily by certain intangible assets reaching the end of their amortizable lives between periods.

Nonoperating Items

Interest expense, net increased $28.6 million, or 17.5%, to $191.9 million in the current six-month period compared to $163.3 million in the prior year six-month period. The increase was due primarily to an increase of $1,032.3 million in the average amount of debt outstanding to $4,782.7 million during the current six-month period from $3,750.4 million during the prior year six-month period, partially offset by a decrease in the weighted average interest rate on our outstanding debt to 8.14% during the current six-month period from 8.84% during the prior year six-month period resulting primarily from year-over-year decreases in benchmark rates.

Provision for Income Taxes

The effective tax rate of 22.5% in the current six-month period was relatively flat compared to the effective tax rate of 22.4% in the prior year six-month period.

Net Income

Net income increased $47.1 million, or 31.6%, to $196.2 million during the current six-month period compared to $149.1 million during the prior year six-month period. The increase was due primarily to an increase in income from operations due primarily to overall growth in the business driving an increase in net revenue and lower operating expenses as a percentage of revenue, partially offset by higher interest expense as a result of an increase in the average amount of debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

We seek to maintain a stable and flexible balance sheet to ensure that liquidity and funding are available to meet our business obligations. As of June 30, 2026, we had cash, cash equivalents, and restricted cash of $465.2 million, of which $343.0 million was restricted, compared to $407.9 million, of which $336.2 million was restricted, as of December 31, 2025. During the six months ended June 30, 2026, we increased the borrowing capacity of two consumer loan securitization facilities by a total of $125.0 million and increased the borrowing capacity of two small business loan securitization facilities by a total of $252.0 million. As of June 30, 2026, we had aggregate funding capacity of $450.6 million. Based on numerous stressed-case modeling scenarios, we believe we have sufficient liquidity to run our operations for the foreseeable future. Further, we have no recourse debt obligations scheduled to mature until December 2028. As part of our capital and liquidity management, we may from time to time acquire our outstanding debt securities, including through redemptions, tender offers, open market purchases, negotiated transactions or otherwise, in accordance with applicable securities laws and in compliance with the indentures governing our outstanding debt securities, upon such terms and at such prices as we may determine.

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

We have a secured revolving credit facility (the “Credit Agreement”) that we utilize for general corporate purposes, which may include funding loan originations and providing liquidity for short-term working capital needs. On August 28, 2025, we amended the Credit Agreement to, among other changes, increase the total commitment amount from $665.0 million to $825.0 million, extend the maturity date from June 2026 to August 2029 and reduce the interest rate, as applicable, from the base rate plus 0.75% to the base rate plus 0.50% and from the SOFR rate plus 3.50% to the SOFR rate plus 3.25%. In addition to customary fees for a credit facility of this size and type, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the commitment, and ranges from 0.15% per annum to 0.50% per annum depending on usage. As of July 20, 2026, our available borrowings under the Credit Agreement were $164.6 million. We also utilize several loan securitization facilities and asset-backed notes to fund our growth, primarily in our near-prime consumer loan and small business loan portfolios, which provide funding capacity of $148.0 million as of July 20, 2026. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer and small business loan securitization facilities.

As of June 30, 2026, we were in compliance with all financial ratios and covenants set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending, which could be expected to generate additional liquidity.

Capital

Total stockholders’ equity was $1,497.1 million at June 30, 2026 compared to $1,336.7 million at December 31, 2025. The increase of stockholders’ equity was driven primarily by net income for the six months ended June 30, 2026 and, to a lesser extent, stock-based compensation expense, partially offset by repurchases of our outstanding common stock, which is discussed in more detail below. Our book value per share outstanding increased to $60.16 at June 30, 2026 from $54.08 at December 31, 2025, which was primarily driven by net income, partially offset by share repurchases.

On August 12, 2024, we announced the Board of Directors authorized a new share repurchase program totaling $300.0 million through December 31, 2025 (the “August 2024 Authorization”), which replaced the prior share repurchase authorization. On November 12, 2025, we announced the Board of Directors authorized a new share repurchase program totaling $400.0 million through June 30, 2027 (the “November 2025 Authorization”), which replaced the August 2024 Authorization, under which the Company had repurchased $238.9 million of common stock. As of June 30, 2026, the Company had repurchased $51.4 million of common stock under the November 2025 Authorization. Repurchases under our repurchase programs are made from time to time in accordance with applicable securities laws in the open market, through privately negotiated transactions or otherwise. The share repurchase programs do not obligate us to purchase any shares of our common stock. The November 2025 Authorization may be terminated, increased or decreased by the Board of Directors in its discretion at any time. During the six months ended June 30, 2026, we had $34.8 million in repurchases of common stock under our share repurchase program.

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

Current Debt Facilities

The following table summarizes our debt facilities as of June 30, 2026 (dollars in thousands):

	Revolving period end date	Maturity date	Weighted average interest rate(a)	Borrowing capacity		Principal outstanding
Funding Debt:
ODAS IV 2025-2 Securitization Notes	October 2028	November 2032	5.65%	$261,434		$261,434
ODAS IV 2025-1 Securitization Notes	March 2028	April 2032	5.89%	261,392		261,392
ODAS IV 2024-2 Securitization Notes	September 2027	October 2031	5.78%	261,353		261,353
2025-A Securitization Notes	—	October 2031	7.29%	55,593		55,593
ODAS IV 2024-1 Securitization Notes	May 2027	June 2031	6.84%	399,574		399,574
2024-A Securitization Notes	—	October 2030	8.31%	26,541		26,541
ODAS IV 2023-1 Securitization Notes	July 2026	August 2030	7.66%	227,051		227,051
ODR 2022-1 Securitization Facility	June 2028	June 2029	7.04%	420,000		420,000
ODR 2021-1 Securitization Facility	November 2027	November 2028	6.74%	246,667		246,667
NCR 2022 Securitization Facility	October 2026	October 2028	7.89%	275,000		242,000
NCLOCR 2025 Securitization Facility	July 2027	July 2028	7.87%	150,000		150,000
NCLOCR 2024 Securitization Facility	February 2027	February 2028	9.12%	200,000		190,000
RAOD Securitization Facility	November 2026	November 2027	6.36%	355,263		296,842
HWCR 2023 Securitization Facility	September 2026	September 2027	8.03%	621,183		517,595
Total funding debt			7.06%	$3,761,051		$3,556,042
Corporate Debt:
Revolving line of credit	August 2029	August 2029	6.94%	$825,000	(b)	$579,000
9.125% senior notes due 2029	—	August 2029	9.13%	500,000		500,000
11.25% senior notes due 2028	—	December 2028	11.25%	400,000		400,000
Total corporate debt			8.84%	$1,725,000		$1,479,000

(a) The weighted average interest rate is determined based on the rates and principal balances on June 30, 2026. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

(b) We had an outstanding letter of credit under the Revolving line of credit of $0.4 million as of June 30, 2026.

Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Total cash flows provided by operating activities	$1,018,574	$838,508
Cash flows from investing activities
Loans and finance receivables	(1,387,973)	(1,013,727)
Capitalization of software development costs and purchases of fixed assets	(23,365)	(24,099)
Total cash flows used in investing activities	(1,411,338)	(1,037,826)
Cash flows provided by financing activities	$450,410	$255,953

Cash Flows from Operating Activities

Net cash provided by operating activities increased $180.1 million, or 21.5%, to $1,018.6 million in the current six-month period from $838.5 million for the prior year six-month period. The increase was driven primarily by additional interest and fee income from growth in the loan portfolio, partially offset by higher marketing expenses, higher interest expense on higher outstanding debt balances to fund growth in the loan portfolio, and higher variable operations and technology expenses.

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

Cash Flows from Investing Activities

Net cash flows used in investing activities was $1,411.3 million for the current six-month period compared to $1,037.8 million for the prior year six-month period. This change was due primarily to loan originations outpacing repayments by a wider margin in the current six-month period compared to the prior year six-month period.

Cash Flows from Financing Activities

Net cash provided by financing activities for the current six-month period was driven primarily by $526.7 million in net borrowings under our securitization facilities, partially offset by $59.4 million in share repurchases and $17.0 million in net repayments under our revolving line of credit. Cash flows provided by financing activities for the prior year six-month period were driven primarily by $372.9 million in net borrowings under our securitization facilities and $28.0 million in net borrowings under our revolving line of credit, partially offset by $140.9 million in share repurchases.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2026 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides the information with respect to purchases made by us of shares of our common stock:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b)(c) (in thousands)
April 1 – April 30, 2026	49,154	$151.08	49,154	$360,411
May 1 – May 31, 2026	37,610	166.40	34,669	354,667
June 1 – June 30, 2026	32,683	186.49	32,683	348,572
Total	119,447	$165.59	116,506	$348,572

(a) Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 2,941 shares for the month of May. These shares were not acquired pursuant to a publicly announced repurchase plan.

(b) The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended June 30, 2026, the Company reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accounts payable and accrued expenses on the consolidated balance sheet. All dollar amounts presented exclude such excise taxes.

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

ITEM 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

During the quarter ended June 30, 2026, none of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Enova International, Inc. Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on July 28, 2023)
3.1
3.2	Enova International, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 17, 2017)

10.1

Amendment No. 5 to Credit Agreement and Reaffirmation of Performance Guaranty, dated June 25, 2026, by and among OnDeck Receivables 2022, LLC, the lenders from time to time parties thereto, BMO Capital Markets Corp., as administrative agent for the Lenders and as collateral agent for the Secured Parties, and Enova International, Inc., as performance guarantor

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

Date: July 23, 2026	ENOVA INTERNATIONAL, INC.

	By:	/s/ Scott Cornelis
Scott Cornelis
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)