Form 10-Q
period 2026-09-30
Enova International, Inc.
filed 2026-10-22
CIK 1529864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

24,460,078 of the Registrant’s common shares, $0.00001 par value, were outstanding as of October 19, 2026.

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
•
potential adverse consequences related to the withdrawal of the regulatory approval applications related to the proposed acquisition of Grasshopper Bancorp, Inc. and Grasshopper Bank N.A. and the subsequent mutual termination of the merger agreement with Grasshopper Bancorp, Inc., which may negatively impact our reputation, result in litigation, divert management’s attention, adversely affect the market price of our common stock and/or cause us to incur substantial costs, including as a result of litigation;
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
•
the effect of any current or future litigation proceedings and any judicial decisions or rulemaking that affects us, our products or the legality or enforceability of our arbitration agreements, including as a result of the mutual termination of the Grasshopper merger agreement;
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
•
risks related to any acquisitions the Company may undertake in the future, including that the Company will not be able to successfully integrate any such acquired companies or that costs associated with such integration are higher than anticipated;
•
the cost savings, synergies, growth and cash flows anticipated from any such acquisitions will not be fully realized or will take longer to realize than expected;
•
litigation risk related to acquisitions, including as a result of the mutual termination of the Grasshopper merger agreement; and
•
other risks and uncertainties described herein.

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

ENOVA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	September 30,		December 31,
	2026	2025	2025
Assets
Cash and cash equivalents(1)	$105,957	$53,600	$71,709
Restricted cash(1)	390,443	303,365	336,154
Loans and finance receivables at fair value(1)	6,595,967	5,012,853	5,471,544
Income taxes receivable	29,267	55,124	40,901
Other receivables and prepaid expenses(1)	97,353	76,941	80,870
Property and equipment, net	141,386	128,690	132,566
Operating lease right-of-use assets	15,684	17,167	16,549
Goodwill	279,275	279,275	279,275
Intangible assets, net	1,891	4,910	3,660
Other assets(1)	38,304	30,312	35,204
Total assets	$7,695,527	$5,962,237	$6,468,432
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses(1)	$349,170	$252,914	$305,849
Operating lease liabilities	32,489	32,247	32,041
Deferred tax liabilities, net	368,361	286,930	295,437
Long-term debt(1)	5,376,881	4,106,471	4,498,381
Total liabilities	6,126,901	4,678,562	5,131,708
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.00001 par value, 250,000,000 shares authorized, 48,061,707, 47,330,541 and 47,441,228 shares issued and 24,713,804, 24,883,481 and 24,715,608 outstanding as of September 30, 2026 and 2025 and December 31, 2025, respectively	—	—	—
Preferred stock, $0.00001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid in capital	401,473	359,054	370,078
Retained earnings	2,309,604	1,927,162	2,006,143
Accumulated other comprehensive loss	(6,806)	(7,872)	(9,500)
Treasury stock, at cost (23,347,903, 22,447,060 and 22,725,620 shares as of September 30, 2026 and 2025 and December 31, 2025, respectively)	(1,135,645)	(994,669)	(1,029,997)
Total stockholders’ equity	1,568,626	1,283,675	1,336,724
Total liabilities and stockholders’ equity	$7,695,527	$5,962,237	$6,468,432

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

	September 30,		December 31,
	2026	2025	2025
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$650	$580	$672
Restricted cash	350,669	261,965	292,826
Loans and finance receivables at fair value	5,200,244	3,696,756	4,227,546
Other receivables and prepaid expenses	30	22	27
Other assets	12,779	7,502	7,547
Total assets	$5,564,372	$3,966,825	$4,528,618
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable and accrued expenses	$17,041	$12,430	$12,960
Long-term debt	3,773,670	2,678,194	3,015,120
Total liabilities	$3,790,711	$2,690,624	$3,028,080

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$1,009,172	$802,678	$2,813,241	$2,312,262
Change in Fair Value	(394,813)	(341,971)	(1,101,857)	(983,915)
Net Revenue	614,359	460,707	1,711,384	1,328,347
Operating Expenses
Marketing	229,680	147,351	622,652	429,490
Operations and technology	80,690	64,564	231,305	190,674
General and administrative	46,161	39,661	138,019	122,633
Depreciation and amortization	10,616	12,356	27,943	32,765
Total Operating Expenses	367,147	263,932	1,019,919	775,562
Income from Operations	247,212	196,775	691,465	552,785
Interest expense, net	(103,501)	(86,954)	(295,365)	(250,279)
Foreign currency transaction (loss) gain	(901)	90	(957)	(228)
Equity method investment income	664	258	1,303	991
Other nonoperating expenses	(632)	—	(632)	(1,019)
Income before Income Taxes	142,842	110,169	395,814	302,250
Provision for income taxes	35,538	29,855	92,353	72,842
Net income	$107,304	$80,314	$303,461	$229,408
Earnings Per Share
Earnings per common share:
Basic	$4.31	$3.22	$12.20	$9.07
Diluted	$4.06	$3.03	$11.49	$8.53
Weighted average common shares outstanding:
Basic	24,875	24,955	24,877	25,307
Diluted	26,434	26,472	26,409	26,881

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$107,304	$80,314	$303,461	$229,408
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain(1)	(331)	981	2,694	5,819
Total other comprehensive (loss) income, net of tax	(331)	981	2,694	5,819
Comprehensive Income	$106,973	$81,295	$306,155	$235,227

(1) Net of tax benefit (provision) of $106 and $(303) for the three months ended September 30, 2026 and 2025, respectively, and $(839) and $(1,802) for the nine months ended September 30, 2026 and 2025, respectively.

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at June 30, 2025	47,177	$—	$346,926	$1,846,848	$(8,853)	(22,107)	$(956,266)	$1,228,655
Stock-based compensation expense	—	—	8,535	—	—	—	—	8,535
Shares issued for vested RSUs	7	—	—	—	—	—	—	—
Shares issued for stock option exercises	147	—	3,593	—	—	—	—	3,593
Net income	—	—	—	80,314	—	—	—	80,314
Foreign currency translation gain, net of tax	—	—	—	—	981	—	—	981
Purchases of treasury shares, at cost	—	—	—	—	—	(340)	(38,403)	(38,403)
Balance at September 30, 2025	47,331	$—	$359,054	$1,927,162	$(7,872)	(22,447)	$(994,669)	$1,283,675

Balance at June 30, 2026	47,990	$—	$390,645	$2,202,300	$(6,475)	(23,104)	$(1,089,367)	$1,497,103
Stock-based compensation expense	—	—	9,422	—	—	—	—	9,422
Shares issued for vested RSUs	4	—	—	—	—	—	—	—
Shares issued for stock option exercises	68	—	1,406	—	—	—	—	1,406
Net income	—	—	—	107,304	—	—	—	107,304
Foreign currency translation loss, net of tax	—	—	—	—	(331)	—	—	(331)
Purchases of treasury shares, at cost	—	—	—	—	—	(244)	(46,278)	(46,278)
Balance at September 30, 2026	48,062	$—	$401,473	$2,309,604	$(6,806)	(23,348)	$(1,135,645)	$1,568,626

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury Stock, at cost		Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2024	46,521	$—	$328,268	$1,697,754	$(13,691)	(20,713)	$(815,407)	$1,196,924
Stock-based compensation expense	—	—	24,577	—	—	—	—	24,577
Shares issued for vested RSUs	554	—	—	—	—	—	—	—
Shares issued for stock option exercises	256	—	6,209	—	—	—	—	6,209
Net income	—	—	—	229,408	—	—	—	229,408
Foreign currency translation gain, net of tax	—	—	—	—	5,819	—	—	5,819
Purchases of treasury shares, at cost	—	—	—	—	—	(1,734)	(179,262)	(179,262)
Balance at September 30, 2025	47,331	$—	$359,054	$1,927,162	$(7,872)	(22,447)	$(994,669)	$1,283,675

Balance at December 31, 2025	47,441	$—	$370,078	$2,006,143	$(9,500)	(22,726)	$(1,029,997)	$1,336,724
Stock-based compensation expense	—	—	26,878	—	—	—	—	26,878
Shares issued for vested RSUs	417	—	—	—	—	—	—	—
Shares issued for stock option exercises	204	—	4,517	—	—	—	—	4,517
Net income	—	—	—	303,461	—	—	—	303,461
Foreign currency translation gain, net of tax	—	—	—	—	2,694	—	—	2,694
Purchases of treasury shares, at cost	—	—	—	—	—	(622)	(105,648)	(105,648)
Balance at September 30, 2026	48,062	$—	$401,473	$2,309,604	$(6,806)	(23,348)	$(1,135,645)	$1,568,626

See notes to consolidated financial statements.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$303,461	$229,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,943	32,765
Amortization of deferred loan costs and debt discount	13,305	12,329
Change in fair value of loans and finance receivables	1,095,862	977,908
Stock-based compensation expense	26,878	24,577
Loss on early extinguishment of debt	632	1,019
Operating leases, net	1,313	1,116
Deferred income taxes, net	72,086	61,539
Changes in operating assets and liabilities:
Finance and service charges on loans and finance receivables	(33,129)	6
Other receivables and prepaid expenses and other assets	(9,607)	(15,090)
Accounts payable and accrued expenses	14,695	(15,432)
Current income taxes	40,750	10,165
Net cash provided by operating activities	1,554,189	1,320,310
Cash Flows from Investing Activities
Loans and finance receivables originated or acquired	(6,688,842)	(5,070,286)
Loans and finance receivables repaid	4,500,672	3,462,758
Capitalization of software development costs and purchases of fixed assets	(34,989)	(35,444)
Net cash used in investing activities	(2,223,159)	(1,642,972)
Cash Flows from Financing Activities
Borrowings under revolving line of credit	1,717,000	1,201,000
Repayments under revolving line of credit	(1,600,000)	(1,112,000)
Borrowings under securitization facilities	1,578,801	1,050,554
Repayments under securitization facilities	(817,159)	(598,779)
Debt issuance costs paid	(19,654)	(10,428)
Debt prepayment penalty paid	—	(563)
Proceeds from exercise of stock options	4,517	6,209
Treasury shares purchased	(105,648)	(179,262)
Net cash provided by financing activities	757,857	356,731
Effect of exchange rates on cash, cash equivalents and restricted cash	(350)	228
Net increase in cash, cash equivalents and restricted cash	88,537	34,297
Cash, cash equivalents and restricted cash at beginning of year	407,863	322,668
Cash, cash equivalents and restricted cash at end of period	$496,400	$356,965

Supplemental Disclosures
Non-cash renewal of loans and finance receivables	$420,218	$379,084

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

The consolidated financial statements presented as of September 30, 2026 and 2025 and for the three and nine-month periods ended September 30, 2026 and 2025 are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results for such interim periods. Operating results for the three and nine-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	September 30,
	2026	2025
Cash and cash equivalents	$105,957	$53,600
Restricted cash	390,443	303,365
Total cash, cash equivalents and restricted cash	$496,400	$356,965

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Investments in Unconsolidated Investees

The Company owns a 20% equity interest in On Deck Capital Australia PTY LTD (“OnDeck Australia”), which is recorded using the equity method of accounting. As of September 30, 2026 and 2025 and December 31, 2025, the carrying value of the Company's ownership in OnDeck Australia was $1.3 million, $1.1 million and $1.5 million, respectively.

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

2. Loans and Finance Receivables

Revenue generated from the Company’s loans and finance receivables for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Consumer loans and finance receivables revenue	$537,120	$443,413	$1,460,346	$1,302,549
Small business loans and finance receivables revenue	458,737	348,310	1,315,507	979,172
Total loans and finance receivables revenue	995,857	791,723	2,775,853	2,281,721
Other	13,315	10,955	37,388	30,541
Total revenue	$1,009,172	$802,678	$2,813,241	$2,312,262

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans and Finance Receivables at Fair Value

The components of Company-owned loans and finance receivables at September 30, 2026 and 2025 and December 31, 2025 were as follows (in thousands):

	As of September 30, 2026
		Small
	Consumer	Business	Total
Principal balance - accrual	$1,526,370	$3,628,449	$5,154,819
Principal balance - non-accrual	205,848	329,662	535,510
Total principal balance	1,732,218	3,958,111	5,690,329

Accrued interest and fees	160,942	26,470	187,412

Loans and finance receivables at fair value - accrual	2,039,335	4,230,047	6,269,382
Loans and finance receivables at fair value - non-accrual	91,592	234,993	326,585
Loans and finance receivables at fair value	$2,130,927	$4,465,040	$6,595,967
Difference between principal balance and fair value	$398,709	$506,929	$905,638

	As of September 30, 2025
		Small
	Consumer	Business	Total
Principal balance - accrual	$1,226,886	$2,769,672	$3,996,558
Principal balance - non-accrual	169,725	178,618	348,343
Total principal balance	1,396,611	2,948,290	4,344,901

Accrued interest and fees	129,378	26,081	155,459

Loans and finance receivables at fair value - accrual	1,615,085	3,191,288	4,806,373
Loans and finance receivables at fair value - non-accrual	79,754	126,726	206,480
Loans and finance receivables at fair value	$1,694,839	$3,318,014	$5,012,853
Difference between principal balance and fair value	$298,228	$369,724	$667,952

	As of December 31, 2025
		Small
	Consumer	Business	Total
Principal balance - accrual	$1,294,991	$3,079,986	$4,374,977
Principal balance - non-accrual	151,947	221,090	373,037
Total principal balance	1,446,938	3,301,076	4,748,014

Accrued interest and fees	126,825	27,448	154,273

Loans and finance receivables at fair value - accrual	1,694,851	3,550,186	5,245,037
Loans and finance receivables at fair value - non-accrual	69,618	156,889	226,507
Loans and finance receivables at fair value	$1,764,469	$3,707,075	$5,471,544
Difference between principal balance and fair value	$317,531	$405,999	$723,530

As of September 30, 2026 and 2025 and December 31, 2025, the aggregate fair value of loans and finance receivables that were 90 days or more past due was $76.4 million, $36.7 million and $41.5 million, respectively, of which, $64.2 million, $23.0 million and $30.1 million, respectively, was in non-accrual status. The aggregate unpaid principal balance for loans and finance receivables that were 90 days or more past due was $106.6 million, $59.5 million and $60.7 million, respectively.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in the fair value of Company-owned loans and finance receivables during the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30, 2026
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,916,671	$4,256,093	$6,172,764
Originations or acquisitions(1)	792,846	1,760,404	2,553,250
Interest and fees(2)	537,120	458,737	995,857
Repayments	(868,333)	(1,864,624)	(2,732,957)
Charge-offs, net(3)	(276,428)	(186,029)	(462,457)
Net change in fair value(3)	29,222	40,459	69,681
Effect of foreign currency translation	(171)	—	(171)
Balance at end of period	$2,130,927	$4,465,040	$6,595,967

	Three Months Ended September 30, 2025
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,668,336	$3,104,979	$4,773,315
Originations or acquisitions(1)	573,232	1,371,874	1,945,106
Interest and fees(2)	443,413	348,310	791,723
Repayments	(744,432)	(1,414,066)	(2,158,498)
Charge-offs, net(3)	(249,545)	(128,266)	(377,811)
Net change in fair value(3)	2,756	35,183	37,939
Effect of foreign currency translation	1,079	—	1,079
Balance at end of period	$1,694,839	$3,318,014	$5,012,853

	Nine Months Ended September 30, 2026
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,764,469	$3,707,075	$5,471,544
Originations or acquisitions(1)	2,012,032	5,097,028	7,109,060
Interest and fees(2)	1,460,346	1,315,507	2,775,853
Repayments	(2,442,501)	(5,225,363)	(7,667,864)
Charge-offs, net(3)	(714,017)	(531,115)	(1,245,132)
Net change in fair value(3)	47,362	101,908	149,270
Effect of foreign currency translation	3,236	—	3,236
Balance at end of period	$2,130,927	$4,465,040	$6,595,967

	Nine Months Ended September 30, 2025
		Small
	Consumer	Business	Total
Balance at beginning of period	$1,639,307	$2,747,137	$4,386,444
Originations or acquisitions(1)	1,617,426	3,831,943	5,449,369
Interest and fees(2)	1,302,549	979,172	2,281,721
Repayments	(2,192,036)	(3,941,569)	(6,133,605)
Charge-offs, net(3)	(692,334)	(378,693)	(1,071,027)
Net change in fair value(3)	13,095	80,024	93,119
Effect of foreign currency translation	6,832	—	6,832
Balance at end of period	$1,694,839	$3,318,014	$5,012,853

(1) Originations or acquisitions is presented on a cost basis.

(2) Included in “Revenue” in the consolidated statements of income.

(3) Included in “Change in Fair Value” in the consolidated statements of income.

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Guarantees of Consumer Loans

In connection with its CSO program, the Company guarantees consumer loan payment obligations to an unrelated third-party lender for consumer loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of September 30, 2026 and 2025 and December 31, 2025, the consumer loans guaranteed by the Company had an estimated fair value of $27.6 million, $24.4 million and $26.1 million, respectively, and an outstanding principal balance of $16.8 million, $17.3 million and $18.7 million, respectively. As of September 30, 2026 and 2025 and December 31, 2025, the amount of consumer loans, including principal, fees and interest, guaranteed by the Company was $20.1 million, $20.8 million and $22.3 million, respectively. These loans are not included in the consolidated balance sheets as the Company does not own the loans prior to default.

3. Long-term Debt

The Company’s long-term debt instruments and balances outstanding as of September 30, 2026 and 2025 and December 31, 2025, including maturity date, weighted average interest rate and borrowing capacity as of September 30, 2026, were as follows (dollars in thousands):

			Weighted			Outstanding
	Revolving		average	Borrowing		September 30,		December 31,
	period end date	Maturity date	interest rate(1)	capacity		2026	2025	2025
Funding Debt:
ODAS IV 2025-2 Securitization Notes	October 2028	November 2032	5.65%	261,434		261,434	—	261,434
ODAS IV 2026-1 Securitization Notes	September 2028	October 2032	6.22%	500,026		500,026	—	—
2026-A Securitization Notes	—	September 2032	6.42%	289,544		289,544	—	—
ODAS IV 2025-1 Securitization Notes	March 2028	April 2032	5.89%	261,392		261,392	261,392	261,392
ODAS IV 2024-2 Securitization Notes	September 2027	October 2031	5.78%	261,353		261,353	261,353	261,353
2025-A Securitization Notes	—	October 2031	7.29%	42,526		42,526	123,683	93,331
ODAS IV 2024-1 Securitization Notes	May 2027	June 2031	6.84%	399,574		399,574	399,574	399,574
2024-A Securitization Notes	—	October 2030	8.31%	20,017		20,017	59,427	45,510
ODAS IV 2023-1 Securitization Notes	July 2026	August 2030	7.83%	179,153		179,153	227,051	227,051
NCLOCR 2024 Securitization Facility	February 2029	February 2030	8.68%	300,000		250,000	75,000	90,000
ODR 2022-1 Securitization Facility	June 2028	June 2029	7.23%	420,000		244,156	264,668	202,325
HWCR 2023 Securitization Facility	March 2028	March 2029	8.20%	535,000		535,000	433,214	473,214
ODR 2021-1 Securitization Facility	November 2027	November 2028	6.97%	246,667		148,989	188,338	202,890
NCR 2022 Securitization Facility	October 2026	October 2028	8.14%	275,000		20,000	117,194	175,194
NCLOCR 2025 Securitization Facility	July 2027	July 2028	7.93%	150,000		150,000	45,000	90,000
2023-A Securitization Notes	—	December 2027	—	—		—	13,850	9,282
RAOD Securitization Facility	November 2026	November 2027	6.43%	355,263		227,959	220,846	236,842
Total funding debt			6.93%	$4,496,949		$3,791,123	$2,690,590	$3,029,392
Corporate Debt:
Revolving line of credit	August 2029	August 2029	7.25%	$825,000	(2)	$713,000	$542,000	$596,000
9.125% senior notes due 2029	—	August 2029	9.13%	500,000		500,000	500,000	500,000
11.25% senior notes due 2028	—	December 2028	11.25%	400,000		400,000	400,000	400,000
Total corporate debt			8.82%	$1,725,000		$1,613,000	$1,442,000	$1,496,000
Less: Long-term debt issuance costs						$(25,423)	$(23,454)	$(24,581)
Less: Debt discounts						(1,819)	(2,665)	(2,430)
Total long-term debt						$5,376,881	$4,106,471	$4,498,381

(1) The weighted average interest rate is determined based on the rates and principal balances on September 30, 2026. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

(2) The Company had outstanding letters of credit under the Revolving line of credit of $0.4 million as of September 30, 2026 and 2025 and December 31, 2025.

Weighted average interest rates on long-term debt were 8.08% and 8.76% during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and 2025 and December 31, 2025, the Company was in compliance with all financial ratios and covenants set forth in the prevailing long-term debt agreements.

Recent Updates to Debt Facilities

ODAS IV 2026-1 Securitization Notes

On September 25, 2026, OnDeck Asset Securitization IV, LLC (“ODAS IV”), a wholly-owned indirect subsidiary of the Company, issued $500.0 million in initial principal amount of Series 2026-1 Fixed Rate Asset-Backed Notes (the “ODAS IV 2026-1 Securitization

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Notes”) in a private securitization transaction. The ODAS IV 2026-1 Securitization Notes have a legal final payment date in October 2032 and were issued in four classes with initial principal amounts and fixed interest rates per annum as follows: Class A Notes of $235.3 million at 5.61%, Class B Notes of $114.6 million at 6.05%, Class C Notes of $94.7 million at 6.73% and Class D Notes of $55.4 million at 8.28%. Collateral for the ODAS IV 2026-1 Securitization Notes consists of, among other things, a revolving pool of small business loans originated or purchased by ODK Capital, LLC (“ODK”), which is a wholly-owned indirect subsidiary of the Company. ODK is the servicer of the loans securing the ODAS IV 2026-1 Securitization Notes. ODAS IV is the sole obligor of the ODAS IV 2026-1 Securitization Notes, which are not obligations of, or guaranteed by, the Company or ODK. The net proceeds of the ODAS IV 2026-1 Securitization Notes were used to purchase small business loans from ODK that were pledged as collateral for the ODAS IV 2026-1 Securitization Notes and for other general corporate purposes.

HWCR 2023 Securitization Facility

On March 31, 2026, the loan securitization facility for HWC Receivables 2023, LLC (the “HWCR 2023 Securitization Facility”) was amended to, among other changes, increase the Class A revolving commitment from $365.0 million to $465.0 million, the Class B revolving commitment from $122.6 million to $156.2 million and the total facility commitment from $487.6 million to $621.2 million. On September 17, 2026, the HWCR 2023 Securitization Facility was further amended to, among other changes, extend the revolving period end and final maturity date to March 2028 and March 2029, respectively, and reduce the Class A revolving commitment from $465.0 million to $400.0 million, the Class B revolving commitment from $156.2 million to $135.0 million and the total facility commitment from $621.2 million to $535.0 million. The borrowing rate on the Class A loans changed to SOFR plus 2.75% from the commercial paper rate plus 2.70%; the borrowing rate on the Class B loans did not change. There were no changes to the advance rate on the Class A and Class B loans.

2026-A Securitization Notes

On August 21, 2026, NetCredit Combined Receivables B, LLC (“NCCRB”), a wholly-owned indirect subsidiary of the Company, issued $300.9 million of Fixed Rate Asset-Backed Notes (the “2026‑A Securitization Notes”) in a private securitization transaction. The 2026‑A Securitization Notes have a legal final payment date in September 2032 and were issued in three classes with initial principal amounts and fixed interest rates per annum as follows: Class A Notes of $240.7 million at 5.88%, Class B Notes of $44.3 million at 7.68% and Class C Notes of $15.8 million at 10.64%. The 2026‑A Securitization Notes are backed by a pool of unsecured consumer installment loans. The 2026‑A Securitization Notes represent obligations of NCCRB only and are not guaranteed by the Company. The net proceeds of the offering of the 2026‑A Securitization Notes were used to acquire unsecured consumer installment loans from certain subsidiaries of the Company, fund a reserve account and pay fees and expenses incurred in connection with the transaction.

NCLOCR 2024 Securitization Facility

On March 30, 2026, the loan securitization facility for NetCredit LOC Receivables 2024, LLC (the “NCLOCR 2024 Securitization Facility”) was amended to, among other changes, increase the revolving commitment from $150.0 million to $200.0 million. On August 14, 2026, the NCLOCR 2024 Securitization Facility was further amended to, among other changes, increase the revolving commitment from $200.0 million to $300.0 million, extend the revolving period end and final maturity dates to February 2029 and February 2030, respectively, and decrease the borrowing rate from SOFR plus 5.50% to SOFR plus 5.00%.

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

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2026 was 23.3% compared to 24.1% for the nine months ended September 30, 2025. The decrease is primarily attributable to higher state income tax expense in the prior year period, including the impact of unfavorable state rate changes, that did not recur in the current period. The decrease is partially offset by a lower rate benefit from stock compensation and state tax attributes generated from legal entity restructuring in the prior year period.

As of September 30, 2026, the balance of unrecognized tax benefits, inclusive of interest and penalties, was $154.0 million, of which $132.3 million is included in “Accounts payable and accrued expenses” on the consolidated balance sheet, with the remaining $21.7 million recorded as a reduction to deferred tax assets. This balance consists of a temporary component of $137.7 million, for which there is an equal and offsetting deferred tax asset, and a permanent component of $16.3 million, which, if recognized, would favorably affect the effective tax rate in the period of recognition. As of September 30, 2025, the balance of unrecognized tax benefits, inclusive of interest and penalties, was $117.9 million, of which $107.1 million was included in “Accounts payable and accrued expenses” on the consolidated balance sheet, with the remaining $10.8 million recorded as a reduction of deferred tax assets. The balance of $117.9 million included a permanent component of $11.6 million. As of December 31, 2025, the Company had $126.5 million of unrecognized tax benefits, inclusive of interest and penalties, of which $103.2 million was included in “Accounts payable and accrued expenses” on the consolidated balance sheet. The remaining $23.3 million was recorded as a reduction to deferred tax assets. The balance of $126.5 million at December 31, 2025 included a permanent component of $11.4 million. Based on the expiration of the statute of limitations for certain jurisdictions, the Company believes it is reasonably possible that, within the next twelve months, unrecognized tax benefits could decrease by approximately $1.2 million. The Company believes that it has adequately accounted for any material tax uncertainties in its existing reserves for all open tax years.

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

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net income	$107,304	$80,314	$303,461	$229,408
Denominator:
Total weighted average basic shares	24,875	24,955	24,877	25,307
Shares applicable to stock-based compensation	1,559	1,517	1,532	1,574
Total weighted average diluted shares	26,434	26,472	26,409	26,881
Earnings per common share:
Earnings per common share – basic	$4.31	$3.22	$12.20	$9.07
Earnings per common share – diluted	$4.06	$3.03	$11.49	$8.53

For the three months ended September 30, 2026 and 2025, there were 16,972 and 188,817 shares of common stock underlying stock options, respectively, and 1,473 and 0 shares of common stock underlying restricted stock units, respectively, that were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. For the nine months ended

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2026 and 2025, 58,903 and 190,093 shares of common stock underlying stock options, respectively, and 497 and 3,318 shares of common stock underlying restricted stock units, respectively, were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.

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

Geographic Information

The following table presents the Company’s revenue by geographic region for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue
United States	$984,476	$781,966	$2,739,661	$2,254,653
Other international countries	24,696	20,712	73,580	57,609
Total revenue	$1,009,172	$802,678	$2,813,241	$2,312,262

The Company’s long-lived assets, which consist of the Company’s property and equipment, were $141.4 million, $128.7 million and $132.6 million at September 30, 2026 and 2025 and December 31, 2025, respectively. The operations for the Company’s domestic and international businesses are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

7. Commitments and Contingencies

Litigation

On April 23, 2018, the Commonwealth of Virginia, through Attorney General Mark R. Herring, filed a lawsuit in the Circuit Court for the County of Fairfax, Virginia against NC Financial Solutions of Utah, LLC (“NC Utah”), a subsidiary of the Company. The lawsuit alleged violations of the Virginia Consumer Protection Act relating to NC Utah’s communications with customers, collections of certain payments, its loan agreements, and the rates it charged to Virginia borrowers. The plaintiff sought to enjoin NC Utah from continuing its lending practices in Virginia, restitution, civil penalties, and costs and expenses in connection with the same. In January 2026, the parties entered into a Consent Decree to resolve the matter. Under the Consent Decree, NC Utah denied the allegations contained in the complaint and agreed to a payment of $3.4 million, comprised of $3.1 million in customer restitution, $0.2 million in fees and costs and $0.1 million in administration expenses. Additionally, NC Utah agreed to modify certain outstanding loans at reduced interest rates and forgive approximately $87.0 million of previously charged-off receivables. As the payment of $3.4 million had been accrued in prior years and the forgiven loans charged off in prior years, there was no material impact to the Company’s consolidated income statements for the three and nine months ended September 30, 2026 and 2025.

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

During the three and nine months ended September 30, 2026 and 2025, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and 2025 and December 31, 2025 are as follows (in thousands):

	September 30,	Fair Value Measurements Using
	2026	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)	$2,130,927	$—	$—	$2,130,927
Small business loans and finance receivables(1)	4,465,040	—	—	4,465,040
Non-qualified savings plan assets(2)	18,007	18,007	—	—
Investment in trading security(3)	11,443	11,443	—	—
Total	$6,625,417	$29,450	$—	$6,595,967

	September 30,	Fair Value Measurements Using
	2025	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)	$1,694,839	$—	$—	$1,694,839
Small business loans and finance receivables(1)	3,318,014	—	—	3,318,014
Non-qualified savings plan assets(2)	14,094	14,094	—	—
Investment in trading security(3)	9,032	9,032	—	—
Total	$5,035,979	$23,126	$—	$5,012,853

	December 31,	Fair Value Measurements Using
	2025	Level 1	Level 2	Level 3
Financial assets:
Consumer loans and finance receivables(1)	$1,764,469	$—	$—	$1,764,469
Small business loans and finance receivables(1)	3,707,075	—	—	3,707,075
Non-qualified savings plan assets(2)	14,486	14,486	—	—
Investment in trading security(3)	13,722	13,722	—	—
Total	$5,499,752	$28,208	$—	$5,471,544

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

The Company had no liabilities measured at fair value on a recurring basis as of September 30, 2026 and 2025 and December 31, 2025.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a non-recurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. At September 30, 2026 and 2025 and December 31, 2025, there were no assets or liabilities recorded at fair value on a non-recurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of September 30, 2026 and 2025 and December 31, 2025 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Balance at
	September 30,	Fair Value Measurements Using
	2026	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$105,957	$105,957	$—	$—
Restricted cash	390,443	390,443	—	—
Investment in unconsolidated investee (1)	6,918	—	—	6,918
Total	$503,318	$496,400	$—	$6,918
Financial liabilities:
Revolving line of credit	$713,000	$—	$—	$713,000
Securitization notes	3,790,960	—	3,784,876	—
11.25% senior notes due 2028	398,345	—	413,908	—
9.125% senior notes due 2029	500,000	—	513,010	—
Total	$5,402,305	$—	$4,711,794	$713,000

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Balance at
	September 30,	Fair Value Measurements Using
	2025	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$53,600	$53,600	$—	$—
Restricted cash	303,365	303,365	—	—
Investment in unconsolidated investee (1)	6,918	—	—	6,918
Total	$363,883	$356,965	$—	$6,918
Financial liabilities:
Revolving line of credit	$542,000	$—	$—	$542,000
Securitization notes	2,690,330	—	2,696,450	—
11.25% senior notes due 2028	397,596	—	426,388	—
9.125% senior notes due 2029	500,000	—	523,770	—
Total	$4,129,926	$—	$3,646,608	$542,000

	Balance at
	December 31,	Fair Value Measurements Using
	2025	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$71,709	$71,709	$—	$—
Restricted cash	336,154	336,154	—	—
Investment in unconsolidated investee (1)	6,918	—	—	6,918
Total	$414,781	$407,863	$—	$6,918
Financial liabilities:
Revolving line of credit	$596,000	$—	$—	$596,000
Securitization notes	3,029,180	—	3,037,390	—
11.25% senior notes due 2028	397,783	—	422,924	—
9.125% senior notes due 2029	500,000	—	530,620	—
Total	$4,522,963	$—	$3,990,934	$596,000

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

Grasshopper Termination Agreement

As previously disclosed, on December 10, 2025, the Company entered into the Agreement and Plan of Merger, as amended on December 18, 2025 (as amended, the “Merger Agreement”), by and between the Company and Grasshopper Bancorp, Inc. (“Grasshopper”), a Delaware corporation and the parent holding company of Grasshopper Bank N.A. (“Grasshopper Bank”), a national bank and wholly-owned subsidiary of Grasshopper, pursuant to which, and subject to the terms and conditions therein, (i) Grasshopper was to merge with and into the Company (the “Merger”), and (ii) immediately following the Merger, an interim national bank and wholly-owned subsidiary of the Company was to merge with and into Grasshopper Bank. On October 16, 2026, the Company and Grasshopper entered into the

ENOVA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Mutual Termination Agreement and Release (the “Termination Agreement”) pursuant to which the parties agreed to mutually terminate the Merger Agreement effective as of such date. Under the terms of the Termination Agreement, the Company made a $4.0 million cash payment to Grasshopper. Neither party will pay any other fees or have any other liabilities to each other related to the Merger Agreement.

NCR 2022 Securitization Facility

On October 13, 2026, the NCR 2022 Securitization Facility was amended to, among other changes, extend the revolving period end and final maturity date to October 2028 and October 2030, respectively, decrease the commitment amount from $275.0 million to $200.0 million, decrease the borrowing rate from SOFR plus 4.25% to SOFR plus 4.00% and increase the advance rate from 85% to 90%.

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

BUSINESS OVERVIEW

We are a leading technology and analytics company focused on providing online financial services. In 2025, we extended approximately $7.8 billion in credit or financing to borrowers and for the nine months ended September 30, 2026, we extended approximately $7.2 billion in credit or financing to borrowers. As of September 30, 2026, we offered or arranged loans or draws on lines of credit to consumers in 38 states in the United States and Brazil. We also offered or arranged financing to small businesses in 49 states and Washington D.C. in the United States. We use our proprietary technology, analytics and customer service capabilities to quickly evaluate, underwrite and fund loans or provide financing, allowing us to offer consumers and small businesses credit or financing when and how they want it. Our customers include the large and growing number of consumers and small businesses that have bank accounts but use alternative financial services because of their limited access to more traditional credit from banks, credit card companies and other lenders. We were an early entrant into online lending, launching our online business in 2004, and through September 30, 2026, we have completed approximately 72.9 million customer transactions and collected more than 95 terabytes of currently accessible customer behavior data since launch, allowing us to better analyze and underwrite our specific customer base. We have significantly diversified our business over the past several years, having expanded the markets we serve and the financing products we offer. These financing products include installment loans and line of credit accounts.

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

OUR MARKETS

We currently provide our services in the following countries:

•
United States. We began our online business in the United States in May 2004. As of September 30, 2026, we provided services in all 50 states and Washington D.C. We market our financing products under the names CashNetUSA at www.cashnetusa.com, NetCredit at www.netcredit.com, OnDeck at www.ondeck.com and Headway Capital at www.headwaycapital.com, and we market our money transfer platform under the name Pangea at www.pangeamoneytransfer.com.
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

RECENT DEVELOPMENTS

As previously disclosed, on December 10, 2025, we entered into an agreement and plan of merger, as amended on December 18, 2025 (as amended the “Merger Agreement”) with Grasshopper Bancorp, Inc. (“Grasshopper”) a Delaware corporation and the parent holding company of Grasshopper Bank N.A. (“Grasshopper Bank”), a national bank and wholly-owned subsidiary of Grasshopper. Under the terms of the Merger Agreement, Grasshopper was to merge with and into us, with us continuing as the surviving corporation (the “Merger”) and, immediately following the Merger, an interim national bank and wholly-owned subsidiary of ours would merge with and into Grasshopper Bank, with Grasshopper Bank continuing as the surviving bank.

On September 14, 2026, we announced that we withdrew our applications with the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System related to the proposed acquisition of Grasshopper. On October 16, 2026, we and Grasshopper entered into the Mutual Termination Agreement and Release (the “Termination Agreement”) pursuant to which we and Grasshopper agreed to mutually terminate the Merger Agreement effective as of such date. Under the terms of the Termination Agreement, we made a $4.0 million cash payment to Grasshopper. Neither we nor Grasshopper will pay any other fees or have any other liabilities to each other related to the Merger Agreement.

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

European Union Pillar Two Directive

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation. As of September 30, 2026, among the jurisdictions where the Company operates, only Brazil has enacted legislation adopting the Pillar Two Rules, specifically a Qualified Domestic Minimum Top-up Tax, effective in fiscal 2025. We do not expect the changes brought about by this directive to have a material impact on our consolidated financial statements.

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

RESULTS OF OPERATIONS

Highlights

Our financial results for the three-month period ended September 30, 2026, or the current quarter, are summarized below.

•
Consolidated total revenue increased $206.5 million, or 25.7%, to $1,009.2 million in the current quarter compared to $802.7 million for the three months ended September 30, 2025, or the prior year quarter.
•
Consolidated net revenue was $614.4 million in the current quarter compared to $460.7 million in the prior year quarter.
•
Consolidated income from operations increased $50.4 million, or 25.6%, to $247.2 million in the current quarter compared to $196.8 million in the prior year quarter.
•
Consolidated net income was $107.3 million in the current quarter compared to $80.3 million in the prior year quarter. Consolidated diluted income per share was $4.06 in the current quarter compared to $3.03 in the prior year quarter.

Overview

The following tables reflect our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Loans and finance receivables revenue	$995,857	$791,723	$2,775,853	$2,281,721
Other	13,315	10,955	37,388	30,541
Total Revenue	1,009,172	802,678	2,813,241	2,312,262
Change in Fair Value	(394,813)	(341,971)	(1,101,857)	(983,915)
Net Revenue	614,359	460,707	1,711,384	1,328,347
Operating Expenses
Marketing	229,680	147,351	622,652	429,490
Operations and technology	80,690	64,564	231,305	190,674
General and administrative	46,161	39,661	138,019	122,633
Depreciation and amortization	10,616	12,356	27,943	32,765
Total Operating Expenses	367,147	263,932	1,019,919	775,562
Income from Operations	247,212	196,775	691,465	552,785
Interest expense, net	(103,501)	(86,954)	(295,365)	(250,279)
Foreign currency transaction (loss) gain	(901)	90	(957)	(228)
Equity method investment income	664	258	1,303	991
Other nonoperating expenses	(632)	—	(632)	(1,019)
Income before Income Taxes	142,842	110,169	395,814	302,250
Provision for income taxes	35,538	29,855	92,353	72,842
Net income	$107,304	$80,314	$303,461	$229,408
Earnings per common share - diluted	$4.06	$3.03	$11.49	$8.53

Revenue
Loans and finance receivables revenue	98.7%	98.6%	98.7%	98.7%
Other	1.3	1.4	1.3	1.3
Total Revenue	100.0	100.0	100.0	100.0
Change in Fair Value	(39.1)	(42.6)	(39.2)	(42.6)
Net Revenue	60.9	57.4	60.8	57.4
Operating Expenses
Marketing	22.8	18.4	22.1	18.6
Operations and technology	8.0	8.1	8.2	8.2
General and administrative	4.6	4.9	4.9	5.3
Depreciation and amortization	1.0	1.5	1.0	1.4
Total Operating Expenses	36.4	32.9	36.2	33.5
Income from Operations	24.5	24.5	24.6	23.9
Interest expense, net	(10.3)	(10.8)	(10.5)	(10.8)
Foreign currency transaction (loss) gain	(0.1)	—	—	—
Equity method investment income	0.1	—	—	—
Other nonoperating expenses	—	—	—	—
Income before Income Taxes	14.2	13.7	14.1	13.1
Provision for income taxes	3.5	3.7	3.3	3.2
Net income	10.6%	10.0%	10.8%	9.9%

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

In 2025 and the first nine months of 2026, views in the marketplace on the economy and its near-term prospects remained mixed with concerns on employment, inflation, tariffs and other macroeconomic trends. In certain situations, management concluded that the probability of future charge-offs or prepayments was different than what we had experienced in the past and, therefore, altered those assumptions in our fair value models. We continue to utilize this approach and have adjusted these assumptions where appropriate. We also evaluate the discount rates used in our models on a quarterly basis and adjust when appropriate to be responsive to changes in the market and representative of what a market participant would use. As of September 30, 2026, we deemed the resulting fair value of our loans and finance receivables to be an appropriate market-based exit price that considers current market conditions.

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

The following table provides reconciliations between net income and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$107,304	$80,314	$303,461	$229,408
Adjustments:
Transaction-related costs(a)	1,389	—	5,521	—
Equity method investment income	(664)	(258)	(1,303)	(991)
Other nonoperating expenses(b)	632	—	632	1,019
Intangible asset amortization	260	2,014	1,769	6,041
Stock-based compensation expense	9,422	8,535	26,878	24,577
Foreign currency transaction loss (gain)	901	(90)	957	228
Cumulative tax effect of adjustments	(759)	(1,692)	(4,231)	(4,668)
Adjusted earnings	$118,485	$88,823	$333,684	$255,614

Diluted earnings per share	$4.06	$3.03	$11.49	$8.53
Adjustments:
Transaction-related costs	0.05	—	0.21	—
Equity method investment income	(0.02)	(0.01)	(0.05)	(0.04)
Other nonoperating expenses	0.02	—	0.02	0.04
Intangible asset amortization	0.01	0.08	0.07	0.22
Stock-based compensation expense	0.36	0.32	1.02	0.91
Foreign currency transaction loss (gain)	0.03	—	0.04	0.01
Cumulative tax effect of adjustments	(0.03)	(0.06)	(0.16)	(0.16)
Adjusted earnings per share	$4.48	$3.36	$12.64	$9.51

(a) In the first nine months of 2026, we recorded costs totaling $5.5 million ($4.2 million net of tax) related to the planned acquisition of Grasshopper.

(b) In the third quarter of 2026 and second quarter of 2025, we recorded other nonoperating expenses of $0.6 million ($0.5 million net of tax) and $1.0 million ($0.8 million net of tax), respectively, related to the early extinguishment of debt.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$107,304	$80,314	$303,461	$229,408
Depreciation and amortization expenses	10,616	12,356	27,943	32,765
Interest expense, net	103,501	86,954	295,365	250,279
Foreign currency transaction loss (gain)	901	(90)	957	228
Provision for income taxes	35,538	29,855	92,353	72,842
Stock-based compensation expense	9,422	8,535	26,878	24,577
Adjustments:
Transaction-related costs(a)	1,389	—	5,521	—
Equity method investment income	(664)	(258)	(1,303)	(991)
Other nonoperating expenses(b)	632	—	632	1,019
Adjusted EBITDA	$268,639	$217,666	$751,807	$610,127

Adjusted EBITDA margin calculated as follows:
Total Revenue	$1,009,172	$802,678	$2,813,241	$2,312,262
Adjusted EBITDA	268,639	217,666	751,807	610,127
Adjusted EBITDA as a percentage of total revenue	26.6%	27.1%	26.7%	26.4%

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

THREE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2025

Revenue and Net Revenue

Revenue increased $206.5 million, or 25.7%, to $1,009.2 million for the current quarter as compared to $802.7 million for the prior year quarter. The increase was driven by a 31.7% increase in revenue from our small business portfolio and a 21.1% increase in revenue from our consumer portfolio as higher levels of originations have led to higher loan balances for both portfolios.

Net revenue for the current quarter was $614.4 million compared to $460.7 million for the prior year quarter. Our consolidated net revenue margin was 60.9% for the current quarter compared to 57.4% for the prior year quarter. Refer to “—Consumer Loans and Finance Receivables” and “—Small Business Loans and Finance Receivables” below for additional discussion of net revenue for the current quarter.

The following table sets forth the components of revenue and net revenue, disaggregated by product, for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$537,120	$443,413	$93,707	21.1%
Small business loans and finance receivables revenue	458,737	348,310	110,427	31.7
Total loans and finance receivables revenue	995,857	791,723	204,134	25.8
Other	13,315	10,955	2,360	21.5
Total revenue	1,009,172	802,678	206,494	25.7
Change in fair value	(394,813)	(341,971)	(52,842)	15.5
Net revenue	$614,359	$460,707	$153,652	33.4%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	53.2%	55.2%
Small business loans and finance receivables revenue	45.5	43.4
Total loans and finance receivables revenue	98.7	98.6
Other	1.3	1.4
Total revenue	100.0	100.0
Change in fair value	(39.1)	(42.6)
Net revenue	60.9%	57.4%

Revenue generated from the Company’s operations for the current quarter and the prior year quarter was as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Loan interest	$658,746	$535,330
Statement and draw fees on line of credit accounts	294,382	219,017
Other	56,044	48,331
Total Revenue	$1,009,172	$802,678

Loan and Finance Receivable Balances

The fair value of our loan and finance receivable portfolio in our consolidated financial statements was $6,596.0 million and $5,012.9 million as of September 30, 2026 and 2025, respectively. The outstanding principal balance of our loan and finance receivables portfolio was $5,690.3 million and $4,344.9 million as of September 30, 2026 and 2025, respectively. The fair value of the combined loan and finance receivables portfolio includes $27.6 million and $24.4 million with an outstanding principal balance of $16.8 million and $17.3 million of consumer loan balances that are guaranteed by us but not owned by us, which are not included in our consolidated financial statements as of September 30, 2026 and 2025, respectively.

The consumer portfolio balance was 32.6% of our combined loan and finance receivable portfolio balance at fair value as of September 30, 2026 compared to 34.1% as of September 30, 2025. Our small business portfolio of loans and finance receivables was 67.4% of our combined loan and finance receivable portfolio at fair value as of September 30, 2026 compared to 65.9% as of September 30, 2025. See “Non-GAAP Financial Measures—Combined Loans and Finance Receivables Measures” above for additional information related to combined loans and finance receivables.

The following table summarizes loan and finance receivable balances outstanding as of September 30, 2026 and 2025 (dollars in thousands):

	As of September 30, 2026			As of September 30, 2025
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(a)	Combined(b)	Owned(a)	Company(a)	Combined(b)
Consumer loans and finance receivables
Principal	$1,732,218	$16,758	$1,748,976	$1,396,611	$17,301	$1,413,912
Fair value	2,130,927	27,619	2,158,546	1,694,839	24,372	1,719,211
Fair value as a % of principal	123.0%	164.8%	123.4%	121.4%	140.9%	121.6%
Small business loans and finance receivables
Principal	$3,958,111	$—	$3,958,111	$2,948,290	$—	$2,948,290
Fair value	4,465,040	—	4,465,040	3,318,014	—	3,318,014
Fair value as a % of principal	112.8%	—%	112.8%	112.5%	—%	112.5%
Total loans and finance receivables
Principal	$5,690,329	$16,758	$5,707,087	$4,344,901	$17,301	$4,362,202
Fair value	6,595,967	27,619	6,623,586	5,012,853	24,372	5,037,225
Fair value as a % of principal	115.9%	164.8%	116.1%	115.4%	140.9%	115.5%

(a) GAAP measure. The loans and finance receivables balances guaranteed by us relate to loans originated by a third-party lender through the CSO program that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

(b) Non-GAAP measure. See “Non-GAAP Financial Measures—Combined Loans and Finance Receivables Measures” above.

At September 30, 2026 and 2025, the ratio of fair value as a percentage of principal was 115.9% and 115.4%, respectively, on company owned loans and finance receivables and 116.1% and 115.5%, respectively, on combined loans and finance receivables. These ratios were slightly higher compared to the prior year due to improvement in both the consumer and small business portfolios. Refer to “—Consumer Loans and Finance Receivables” and “—Small Business Loans and Finance Receivables” below for additional discussion of fair value ratios for the current quarter.

Average Amount Outstanding per Loan and Finance Receivable

The average amount outstanding per loan and finance receivable is calculated as the total combined loans and finance receivables, gross balance at the end of the period divided by the total number of combined loans and finance receivables outstanding at the end of the period. The following table shows the average amount outstanding per loan and finance receivable by product at September 30, 2026 and 2025:

	As of September 30,
	2026	2025
Average amount outstanding per loan and finance receivable(a)
Consumer loans and finance receivables(b)	$1,685	$1,676
Small business loans and finance receivables	47,668	42,157
Total loans and finance receivables(b)	4,837	4,551

(a) The disclosure regarding the average amount per loan and finance receivable is statistical data that is not included in our consolidated financial statements.

(b) Includes loans guaranteed by us, which represent loans originated by a third-party lender through the CSO program that we have not yet purchased and, therefore, are not included in our consolidated financial statements.

The average amount outstanding per loan and finance receivable increased in the current quarter compared to the prior year quarter for our overall portfolio due to an increase in average amount outstanding per loan in our small business portfolio, as a result of higher funded amounts to our small business customers, as well as a mix shift towards our small business portfolio, which carries a higher average amount outstanding per loan compared to our consumer portfolio.

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

	Three Months Ended
	September 30,
	2026	2025
Average loan and finance receivable origination amount(a)
Consumer loans and finance receivables(b)(c)	$651	$579
Small business loans and finance receivables(c)	16,322	16,261
Total loans and finance receivables(b)	1,905	1,779

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

The average loan and finance receivable origination amount increased to $1,905 during the current quarter from $1,779 during the prior year quarter, due primarily to a higher proportion of loans originated in the small business portfolio, the average size of which greatly exceeds the average size of loans originated in the consumer portfolio. The average loan and finance receivable origination amount for the consumer portfolio increased during the current quarter compared to the prior year quarter due primarily to a slight mix shift to products with higher average origination amounts. The average loan and finance receivable origination amount for the small business portfolio during the current quarter was fairly consistent with the prior year quarter.

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

The payment status of a customer, including the degree of any delinquency, is a significant factor in determining estimated charge-offs in the cash flow models that we use to determine fair value. The following table shows payment status on outstanding principal, interest and fees as of the end of each of the last five quarters (dollars in thousands):

	2025			2026
	Second	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Ending combined loans and finance receivables, including principal and accrued fees/interest outstanding:
Company owned	$4,298,675	$4,500,360	$4,902,287	$5,257,711	$5,524,210	$5,877,741
Guaranteed by the Company(a)	20,014	20,750	22,349	17,867	23,031	20,135
Ending combined loan and finance receivables balance(b)	$4,318,689	$4,521,110	$4,924,636	$5,275,578	$5,547,241	$5,897,876
> 30 days delinquent	305,583	327,387	332,164	388,264	415,321	473,633
> 30 days delinquency as a % of combined loan and finance receivable balance	7.1%	7.2%	6.7%	7.4%	7.5%	8.0%

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

Consumer Loans and Finance Receivables

The following table includes financial information for our consumer loans and finance receivables. Delinquency metrics include principal, interest and fees (dollars in thousands):

	2025		2026
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Consumer loans and finance receivables:
Consumer combined loan and finance receivable principal balance:
Company owned	$1,396,611	$1,446,938	$1,437,364	$1,568,348	$1,732,218
Guaranteed by the Company(a)	17,301	18,656	14,806	19,388	16,758
Total combined loan and finance receivable principal balance(b)	$1,413,912	$1,465,594	$1,452,170	$1,587,736	$1,748,976
Consumer combined loan and finance receivable fair value balance:
Company owned	$1,694,839	$1,764,469	$1,763,552	$1,916,671	$2,130,927
Guaranteed by the Company(a)	24,372	26,148	20,925	27,631	27,619
Ending combined loan and finance receivable fair value balance(b)	$1,719,211	$1,790,617	$1,784,477	$1,944,302	$2,158,546
Fair value as a % of principal(b)(c)	121.6%	122.2%	122.9%	122.5%	123.4%
Consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned	$1,525,989	$1,573,763	$1,561,056	$1,708,117	$1,893,160
Guaranteed by the Company(a)	20,750	22,349	17,867	23,031	20,135
Ending combined loan and finance receivable balance(b)	$1,546,739	$1,596,112	$1,578,923	$1,731,148	$1,913,295
Average consumer combined loan and finance receivable balance, including principal and accrued fees/interest outstanding:
Company owned(d)	$1,524,792	$1,527,733	$1,573,293	$1,621,943	$1,808,430
Guaranteed by the Company(a)(d)	20,881	20,562	19,696	20,015	22,120
Average combined loan and finance receivable balance(b)(d)	$1,545,673	$1,548,295	$1,592,989	$1,641,958	$1,830,550
Installment loans as percentage of average combined loan and finance receivable balance	36.2%	38.1%	38.5%	37.7%	35.6%
Line of credit accounts as percentage of average combined loan and finance receivable balance	63.8%	61.9%	61.5%	62.3%	64.4%

Revenue	$443,413	$445,565	$445,807	$477,419	$537,120
Change in fair value	(246,789)	(225,915)	(215,541)	(203,908)	(247,206)
Net revenue	$196,624	$219,650	$230,266	$273,511	$289,914
Net revenue margin	44.3%	49.3%	51.7%	57.3%	54.0%

Combined loan and finance receivable originations and purchases	$589,565	$612,705	$559,392	$691,490	$807,076

Delinquencies:
> 30 days delinquent	$142,240	$124,894	$125,290	$131,467	$164,271
> 30 days delinquent as a % of combined loan and finance receivable balance(b)(c)	9.2%	7.8%	7.9%	7.6%	8.6%

Charge-offs:
Charge-offs (net of recoveries)	$249,545	$247,598	$227,637	$209,952	$276,428
Charge-offs (net of recoveries) as a % of average combined loan and finance receivable balance(b)(d)	16.1%	16.0%	14.3%	12.8%	15.1%

(a) Represents loans originated by a third-party lender through the CSO program that we have not yet purchased, which are not included in our consolidated balance sheets.

(b) Non-GAAP measure.

(c) Determined using period-end balances.

(d) The average combined loan and finance receivable balance is the average of the month-end balances during the period.

Demand for our consumer loan products and services in the United States has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. The ending balance, including principal and accrued fees/interest outstanding, of combined consumer loans and finance receivables at September 30, 2026 increased 23.7% to $1,913.3 million compared to $1,546.7 million at September 30, 2025, due primarily to originations outpacing repayments.

The percentage of loans greater than 30 days delinquent of 8.6% was lower at September 30, 2026 compared to 9.2% at September 30, 2025, and charge-offs (net of recoveries) as a percentage of average combined loan and finance receivable balance decreased to 15.1% in the current quarter compared to 16.1% for the prior year quarter. These levels were in the normal range for both periods, although slightly toward the higher end in the prior year quarter. Compared to the prior sequential quarter ending June 30, 2026, the percentage of loans greater than 30 days delinquent and charge-offs (net of recoveries) as a percentage of average combined loan and finance receivable balance both increased, which is consistent with our normal seasonal pattern.

Revenue related to our consumer loans and finance receivables was $537.1 million for the current quarter compared to $443.4 million for the prior year quarter. The increase in revenue was driven primarily by growth in the overall portfolio and, to a lesser extent, slightly higher average yields. The net revenue margin related to our consumer loans and finance receivables was 54.0% in the current quarter, which, along with the prior sequential quarter, was higher than the net revenue margin in the prior three quarters due primarily to strong growth coupled with lower charge-offs (net of recoveries) and delinquencies.

The ratio of fair value as a percentage of principal on consumer loans and finance receivables was 123.4% at September 30, 2026, which is higher compared to 121.6% at September 30, 2025 due to improvement in credit metrics discussed earlier in this section. The ratio of fair value as a percentage of principal at September 30, 2026 was slightly higher compared to 122.5% at June 30, 2026, due primarily to strong credit performance coupled with growth in the portfolio. Refer also to “Results of Operations—Valuation of Loans and Finance Receivables” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on loan valuation.

Small Business Loans and Finance Receivables

The following table includes financial information for our small business loans and finance receivables. Delinquency metrics include principal, interest, and fees, and only amounts that are past due (dollars in thousands):

	2025		2026
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Small business loans and finance receivables:
Total loan and finance receivable principal balance	$2,948,290	$3,301,076	$3,661,184	$3,782,743	$3,958,111
Ending loan and finance receivable fair value balance	3,318,014	3,707,075	4,109,405	4,256,093	4,465,040
Fair value as a % of principal(a)	112.5%	112.3%	112.2%	112.5%	112.8%

Ending loan and finance receivable balance, including principal and accrued fees/interest outstanding	$2,974,371	$3,328,524	$3,696,655	$3,816,093	$3,984,581

Average loan and finance receivable balance(b)	$2,882,684	$3,157,860	$3,547,257	$3,757,810	$3,900,469
Installment loans as percentage of average loan and finance receivable balance	48.5%	47.4%	46.1%	45.5%	45.6%
Line of credit accounts as percentage of average loan and finance receivable balance	51.5%	52.6%	53.9%	54.5%	54.4%

Revenue	$348,310	$383,015	$417,500	$439,270	$458,737
Change in fair value	(93,083)	(109,568)	(128,759)	(154,878)	(145,570)
Net revenue	$255,227	$273,447	$288,741	$284,392	$313,167
Net revenue margin	73.3%	71.4%	69.2%	64.7%	68.3%

Loan and finance receivable originations and purchases	$1,371,874	$1,643,237	$1,733,785	$1,602,839	$1,760,404

Delinquencies:
> 30 days delinquent	$185,147	$207,270	$262,974	$283,854	$309,362
> 30 days delinquent as a % of loan balance(a)	6.2%	6.2%	7.1%	7.4%	7.8%

Charge-offs:
Charge-offs (net of recoveries)	$128,266	$144,477	$162,957	$182,129	$186,029
Charge-offs (net of recoveries) as a % of average loan and finance receivable balance(b)	4.4%	4.6%	4.6%	4.8%	4.8%

(a) Determined using period-end balances.

(b) The average loan and finance receivable balance is the average of the month-end balances during the period.

The ending balance, including principal and accrued fees/interest outstanding, of small business loans and finance receivables at September 30, 2026 increased 34.0% to $3,984.6 million compared to $2,974.4 million at September 30, 2025, due primarily to originations outpacing repayments.

The percentage of loans greater than 30 days delinquent of 7.8% was higher at September 30, 2026 compared to 6.2% at September 30, 2025 and 7.4% at June 30, 2026, but remains within the range of 6.2% to 8.8% observed over the prior three years and consistent with our expectations for the portfolio. Charge-offs (net of recoveries) as a percentage of average loan and finance receivable balance of 4.8% during the current quarter were fairly consistent with the prior four sequential quarters.

Revenue related to our small business loans and finance receivables was $458.7 million for the current quarter compared to $348.3 million for the prior year quarter. The increase in revenue was driven primarily by growth in the overall portfolio, partially offset by slightly lower average yields. The net revenue margin related to our small business loans and finance receivables was 68.3% for the current quarter, which is fairly consistent with the average of the prior four sequential quarters of 69.6%. The net revenue margin remains within the range of recent experience and is consistent with our expectations for the portfolio, as credit performance and yields were also within expectations.

The ratio of fair value as a percentage of principal on small business loans and finance receivables was 112.8% at September 30, 2026, which is fairly consistent with the prior four sequential quarters, as performance and outlook remain stable on the portfolio.

Total Operating Expenses

Total operating expenses increased $103.3 million, or 39.1%, to $367.2 million in the current quarter compared to $263.9 million in the prior year quarter.

Marketing expense increased to $229.7 million in the current quarter compared to $147.4 million in the prior year quarter due primarily to growth in the overall business with higher online advertising costs intended to capture increasing market demand for both our consumer and small business loan products and higher commissionable originations in our small business portfolio.

Operations and technology expense increased to $80.7 million in the current quarter compared to $64.5 million in the prior year quarter, due primarily to higher variable costs, particularly collection, personnel, underwriting and computer and software maintenance as a result of increases in originations and the size of the loan portfolio. As a percentage of revenue, operations and technology expense decreased slightly to 8.0% in the current quarter from 8.1% in the prior year quarter due primarily to growth in revenue outpacing personnel costs.

General and administrative expense increased to $46.2 million in the current quarter compared to $39.6 million in the prior year quarter due primarily to higher personnel costs and transaction-related costs associated with the planned acquisition of Grasshopper. As a percentage of revenue, general and administrative expense decreased to 4.6% in the current quarter from 4.9% in the prior year quarter, as increased originations and revenues outpaced fixed costs.

Depreciation and amortization expense decreased $1.8 million or 14.1% compared to the prior year quarter driven primarily by certain intangible assets reaching the end of their amortizable lives between quarters.

Nonoperating Items

Interest expense, net increased $16.5 million, or 19.0%, to $103.5 million in the current quarter compared to $87.0 million in the prior year quarter. The increase was due primarily to an increase of $1,174.0 million, or 29.14%, in the average amount of debt outstanding to $5,202.7 million during the current quarter from $4,028.7 million during the prior year quarter, partially offset by a decrease in the weighted average interest rate on our outstanding debt to 7.97% during the current quarter from 8.61% during the prior year quarter resulting primarily from year-over-year decreases in benchmark rates.

Provision for Income Taxes

The effective tax rate of 24.9% in the current quarter was lower than the 27.1% rate recorded in the prior year quarter. The lower effective tax rate is primarily due to higher state income tax expense in the prior year quarter, including the impact of unfavorable state rate changes, that did not recur in the current quarter. The decrease also reflects favorable return-to-provision adjustments recorded in the current quarter, primarily related to additional research and development tax credits.

Net Income

Net income increased $27.0 million, or 33.6%, to $107.3 million during the current quarter compared to $80.3 million during the prior year quarter. The increase was due primarily to an increase in income from operations due to higher net revenue, which outpaced increases in operating expenses as a percentage of revenue, partially offset by higher interest expense, which was the result of an increase in the average amount of debt outstanding.

NINE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2025

Revenue and Net Revenue

Revenue increased $501.0 million, or 21.7%, to $2,813.3 million for the nine-month period ended September 30, 2026, or current nine-month period, as compared to $2,312.3 million for the nine-month period ended September 30, 2025, or prior year nine-month period. The increase was driven by a 34.3% increase in revenue from our small business portfolio and a 12.1% increase in revenue from our consumer portfolio as higher levels of originations have led to higher loan balances for both portfolios.

Net revenue for the current nine-month period was $1,711.4 million compared to $1,328.4 million for the prior year nine-month period. Our consolidated net revenue margin was 60.8% for the current nine-month period, as compared to 57.4% for the prior year nine-month period. The increase was driven by an increase in net revenue margin in the consumer portfolio as well as a mix shift toward the small business portfolio, which generally has a higher net revenue margin compared to the consumer portfolio, partially offset by a decrease in net revenue margin in the small business portfolio.

The following table sets forth the components of revenue and net revenue, separated by product for the current nine-month period and the prior year nine-month period (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue by product:
Consumer loans and finance receivables revenue	$1,460,346	$1,302,549	$157,797	12.1%
Small business loans and finance receivables revenue	1,315,507	979,172	336,335	34.3
Total loans and finance receivables revenue	2,775,853	2,281,721	494,132	21.7
Other	37,388	30,541	6,847	22.4
Total revenue	2,813,241	2,312,262	500,979	21.7
Change in fair value	(1,101,857)	(983,915)	(117,942)	12.0
Net revenue	$1,711,384	$1,328,347	$383,037	28.8%

Revenue by product (% to total):
Consumer loans and finance receivables revenue	51.9%	56.3%
Small business loans and finance receivables revenue	46.8	42.4
Total loans and finance receivables revenue	98.7	98.7
Other	1.3	1.3
Total revenue	100.0	100.0
Change in fair value	(39.2)	(42.6)
Net revenue	60.8%	57.4%

Revenue generated from the Company’s operations for the current nine-month period and the prior year nine-month period was as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Loan interest	$1,886,284	$1,525,107
Statement and draw fees on line of credit accounts	769,830	648,635
Other	157,127	138,520
Total Revenue	$2,813,241	$2,312,262

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

	Nine Months Ended
	September 30,
	2026	2025
Average loan and finance receivable origination amount(a)
Consumer loans and finance receivables(b)(c)	$627	$566
Small business loans and finance receivables(c)	16,052	16,328
Total loans and finance receivables(b)	1,988	1,731

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

The average loan and finance receivable origination amount increased to $1,988 from $1,731 during the current nine-month period compared to the prior year nine-month period, due primarily to a higher proportion of loans originated in the small business portfolio, the average size of which greatly exceeds the average size of loans originated in the consumer portfolio. The average loan and finance receivable origination amount for the consumer portfolio increased during the current nine-month period compared to the prior year nine-month period due primarily to a slight mix shift to products with higher average origination amounts. The average loan and finance receivable origination amount for the small business portfolio during the current nine-month period was fairly consistent with the prior year nine-month period.

Total Operating Expenses

Total operating expenses increased $244.3 million, or 31.5%, to $1,019.9 million in the current nine-month period, compared to $775.6 million in the prior year nine-month period.

Marketing expense increased to $622.7 million in the current nine-month period compared to $429.5 million in the prior year nine-month period. The increase was due primarily to growth in the overall business with higher online advertising costs intended to capture increasing market demand for both our consumer and small business loan products and higher commissionable originations in our small business portfolio.

Operations and technology expense increased to $231.3 million in the current nine-month period compared to $190.7 million in the prior year nine-month period, due primarily to higher variable costs, particularly underwriting costs, personnel costs and computer and software maintenance expenses as a result of increases in originations and the size of the loan portfolio. As a percentage of revenue, operations and technology expense was flat at 8.2%.

General and administrative expense increased $15.4 million, or 12.5%, to $138.0 million in the current nine-month period compared to $122.6 million in the prior year nine-month period, due primarily to higher personnel costs and $5.5 million in transaction-related costs associated with the planned acquisition of Grasshopper. As a percentage of revenue, general and administrative expense decreased to 4.9% in the current nine-month period from 5.3% in the prior year nine-month period, as increased originations and revenues outpaced fixed costs.

Depreciation and amortization expense decreased $4.9 million or 14.7% compared to the prior year nine-month period driven primarily by certain intangible assets reaching the end of their amortizable lives between periods.

Nonoperating Items

Interest expense, net increased $45.1 million, or 18.0%, to $295.4 million in the current nine-month period compared to $250.3 million in the prior year nine-month period. The increase was due primarily to an increase of $1,079.6 million, or 28.09%, in the average amount of debt outstanding to $4,922.7 million during the current nine-month period from $3,843.1 million during the prior year nine-month period, partially offset by a decrease in the weighted average interest rate on our outstanding debt to 8.08% during the current nine-month period from 8.76% during the prior year nine-month period resulting primarily from year-over-year decreases in benchmark rates.

Provision for Income Taxes

The effective tax rate of 23.3% in the current nine-month period was lower compared to the effective tax rate of 24.1% in the prior year nine-month period. The decrease is primarily attributable to higher state income tax expense in the prior year period, including the impact of unfavorable state rate changes that did not recur in the current period. The decrease is partially offset by a lower rate benefit from stock compensation and state tax attributes generated from legal entity restructuring in the prior year period.

Net Income

Net income increased $74.1 million, or 32.3%, to $303.5 million during the current nine-month period compared to $229.4 million during the prior year nine-month period. The increase was due primarily to an increase in income from operations due primarily to overall growth in the business driving an increase in net revenue and lower operating expenses as a percentage of revenue, partially offset by higher interest expense as a result of an increase in the average amount of debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

We seek to maintain a stable and flexible balance sheet to ensure that liquidity and funding are available to meet our business obligations. As of September 30, 2026, we had cash, cash equivalents, and restricted cash of $496.4 million, of which $390.4 million was restricted, compared to $407.9 million, of which $336.2 million was restricted, as of December 31, 2025. During the nine months ended September 30, 2026, we issued $300.9 million of asset-backed notes and increased the borrowing capacity of two consumer loan securitization facilities by a total of $225.0 million to fund our growth in our consumer loan portfolio, and we issued $500.0 million of asset-backed notes and increased the borrowing capacity of two small business loan securitization facilities by a total of $165.9 million to fund our growth in our small business loan portfolio. As of September 30, 2026, we had aggregate funding capacity of $817.4 million. Based on numerous stressed-case modeling scenarios, we believe we have sufficient liquidity to run our operations for the foreseeable future. Further, we have no recourse debt obligations scheduled to mature until December 2028. As part of our capital and liquidity management, we may from time to time acquire our outstanding debt securities, including through redemptions, tender offers, open market purchases, negotiated transactions or otherwise, in accordance with applicable securities laws and in compliance with the indentures governing our outstanding debt securities, upon such terms and at such prices as we may determine.

Historically, we have generated significant cash flow through normal operating activities for funding both long-term and short-term needs. Our near-term liquidity is managed to ensure that adequate resources are available to fund our seasonal working capital growth, which is driven by demand for our loan and financing products.

We have a secured revolving credit facility (the “Credit Agreement”) that we utilize for general corporate purposes, which may include funding loan originations and providing liquidity for short-term working capital needs. On August 28, 2025, we amended the Credit Agreement to, among other changes, increase the total commitment amount from $665.0 million to $825.0 million, extend the maturity date from June 2026 to August 2029 and reduce the interest rate, as applicable, from the base rate plus 0.75% to the base rate plus 0.50% and from the SOFR rate plus 3.50% to the SOFR rate plus 3.25%. In addition to customary fees for a credit facility of this size and type, the Credit Agreement provides for payment of a commitment fee calculated with respect to the unused portion of the commitment, and ranges from 0.15% per annum to 0.50% per annum depending on usage. As of October 19, 2026, our available borrowings under the Credit Agreement were $150.6 million. We also utilize several loan securitization facilities and asset-backed notes to fund our growth, primarily in our near-prime consumer loan and small business loan portfolios, which provide funding capacity of $292.6 million as of October 19, 2026. We expect that our operating needs, including satisfying our obligations under our debt agreements and funding our working capital growth, will be satisfied by a combination of cash flows from operations, borrowings under the Credit Agreement, or any refinancing, replacement thereof or increase in borrowings thereunder, and securitization or sale of loans and finance receivables under our consumer and small business loan securitization facilities.

As of September 30, 2026, we were in compliance with all financial ratios and covenants set forth in our debt agreements. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. To the extent we experience short-term or long-term funding disruptions, we have the ability to adjust our volume of lending and financing to consumers and small businesses that would reduce cash outflow requirements while increasing cash inflows through repayments. Additional alternatives may include the securitization or sale of assets, increased borrowings under the Credit Agreement, or any refinancing or replacement thereof, and reductions in capital spending, which could be expected to generate additional liquidity.

Capital

Total stockholders’ equity was $1,568.6 million at September 30, 2026 compared to $1,336.7 million at December 31, 2025. The increase of stockholders’ equity was driven primarily by net income for the nine months ended September 30, 2026 and, to a lesser extent, stock-based compensation expense, partially offset by repurchases of our outstanding common stock, which is discussed in more detail below. Our book value per share outstanding increased to $63.47 at September 30, 2026 from $54.08 at December 31, 2025, which was primarily driven by net income, partially offset by share repurchases.

On August 12, 2024, we announced the Board of Directors authorized a new share repurchase program totaling $300.0 million through December 31, 2025 (the “August 2024 Authorization”), which replaced the prior share repurchase authorization. On November 12, 2025, we announced the Board of Directors authorized a new share repurchase program totaling $400.0 million through June 30, 2027 (the “November 2025 Authorization”), which replaced the August 2024 Authorization, under which the Company had repurchased $238.9 million of common stock. As of September 30, 2026, the Company had repurchased $97.6 million of common stock under the November 2025 Authorization. Repurchases under our repurchase programs are made from time to time in accordance with applicable securities laws in the open market, through privately negotiated transactions or otherwise. The share repurchase programs do not obligate us to purchase any shares of our common stock. The November 2025 Authorization may be terminated, increased or decreased by the Board of Directors in its discretion at any time. During the nine months ended September 30, 2026, we had $81.0 million in repurchases of common stock under our share repurchase program.

Cash

Our cash and cash equivalents are held primarily for working capital purposes and to fund a portion of our lending activities. Our policy is to invest cash in excess of our immediate working capital requirements in short-term investments, deposit accounts or other arrangements designed to preserve the principal balance and maintain adequate liquidity. We do not enter into investments for trading or speculative purposes. Our excess cash may be invested primarily in overnight sweep accounts, money market instruments or similar arrangements that provide competitive returns consistent with our policies and market conditions. From time to time, we use excess cash and cash equivalents to fund our lending activities.

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

Current Debt Facilities

The following table summarizes our debt facilities as of September 30, 2026 (dollars in thousands):

	Revolving period end date	Maturity date	Weighted average interest rate(a)	Borrowing capacity		Principal outstanding
Funding Debt:
ODAS IV 2025-2 Securitization Notes	October 2028	November 2032	5.65%	$261,434		$261,434
ODAS IV 2026-1 Securitization Notes	September 2028	October 2032	6.22%	500,026		500,026
2026-A Securitization Notes	—	September 2032	6.42%	289,544		289,544
ODAS IV 2025-1 Securitization Notes	March 2028	April 2032	5.89%	261,392		261,392
ODAS IV 2024-2 Securitization Notes	September 2027	October 2031	5.78%	261,353		261,353
2025-A Securitization Notes	—	October 2031	7.29%	42,526		42,526
ODAS IV 2024-1 Securitization Notes	May 2027	June 2031	6.84%	399,574		399,574
2024-A Securitization Notes	—	October 2030	8.31%	20,017		20,017
ODAS IV 2023-1 Securitization Notes	July 2026	August 2030	7.83%	179,153		179,153
NCLOCR 2024 Securitization Facility	February 2029	February 2030	8.68%	300,000		250,000
ODR 2022-1 Securitization Facility	June 2028	June 2029	7.23%	420,000		244,156
HWCR 2023 Securitization Facility	March 2028	March 2029	8.20%	535,000		535,000
ODR 2021-1 Securitization Facility	November 2027	November 2028	6.97%	246,667		148,989
NCR 2022 Securitization Facility	October 2026	October 2028	8.14%	275,000		20,000
NCLOCR 2025 Securitization Facility	July 2027	July 2028	7.93%	150,000		150,000
RAOD Securitization Facility	November 2026	November 2027	6.43%	355,263		227,959
Total funding debt			6.93%	$4,496,949		$3,791,123
Corporate Debt:
Revolving line of credit	August 2029	August 2029	7.25%	$825,000	(b)	$713,000
9.125% senior notes due 2029	—	August 2029	9.13%	500,000		500,000
11.25% senior notes due 2028	—	December 2028	11.25%	400,000		400,000
Total corporate debt			8.82%	$1,725,000		$1,613,000

(a) The weighted average interest rate is determined based on the rates and principal balances on September 30, 2026. It does not include the impact of the amortization of deferred loan origination costs or debt discounts.

(b) We had an outstanding letter of credit under the Revolving line of credit of $0.4 million as of September 30, 2026.

Our ability to fully utilize the available capacity of our debt facilities may also be impacted by provisions that limit concentration risk and eligibility.

Cash Flows

Our cash flows and other key indicators of liquidity are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Total cash flows provided by operating activities	$1,554,189	$1,320,310
Cash flows from investing activities
Loans and finance receivables	(2,188,170)	(1,607,528)
Capitalization of software development costs and purchases of fixed assets	(34,989)	(35,444)
Total cash flows used in investing activities	(2,223,159)	(1,642,972)
Cash flows provided by financing activities	$757,857	$356,731

Cash Flows from Operating Activities

Net cash provided by operating activities increased $233.9 million, or 17.7%, to $1,554.2 million in the current nine-month period from $1,320.3 million for the prior year nine-month period. The increase was driven primarily by additional interest and fee income from growth in the loan portfolio, partially offset by higher marketing expenses, higher interest expense on higher outstanding debt balances to fund growth in the loan portfolio, and higher variable operations and technology expenses.

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

Cash Flows from Investing Activities

Net cash flows used in investing activities was $2,223.2 million for the current nine-month period compared to $1,643.0 million for the prior year nine-month period. This change was due primarily to loan originations outpacing repayments by a wider margin in the current nine-month period compared to the prior year nine-month period.

Cash Flows from Financing Activities

Net cash provided by financing activities for the current nine-month period was driven primarily by $761.6 million in net borrowings under our securitization facilities, partially offset by $105.6 million in share repurchases and $117.0 million in net repayments under our revolving line of credit. Cash flows provided by financing activities for the prior year nine-month period were driven primarily by $451.8 million in net borrowings under our securitization facilities and $89.0 million in net borrowings under our revolving line of credit, partially offset by $179.3 million in share repurchases.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2026 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information concerning legal proceedings is incorporated herein by reference to Note 7, “Commitments and Contingencies” to our consolidated financial statements (unaudited) of Part I, “Item 1 Financial Statements.”

ITEM 1A. RISK FACTORS

As discussed below and elsewhere in this Quarterly Report on Form 10-Q, as a result of the mutual termination of the merger agreement with Grasshopper Bancorp, Inc. (“Grasshopper”), many of the risks related to the merger agreement and the consummation of the transactions contemplated thereby described in Item 1A. “Risk Factors—Risks Related to our Pending Acquisition of Grasshopper” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 no longer apply. Subject to the foregoing and except with respect to the following additional risk factor, there have been no material changes from the Risk Factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

The mutual termination of the merger agreement with Grasshopper, including the prior withdrawal of our applications with the applicable regulatory authorities related to the Grasshopper merger, may negatively affect our share price, business and financial results.

On October 16, 2026, we and Grasshopper entered into the Mutual Termination Agreement and Release (the “Termination Agreement”) pursuant to which, among other things, we and Grasshopper agreed to mutually terminate the merger agreement with Grasshopper effective as of such date. The mutual termination of the merger agreement with Grasshopper, together with the previously announced withdrawal of our applications with the applicable regulatory authorities related to the mergers on September 14, 2026, may negatively affect the market price of our common stock, our ongoing business and financial results. Because of the mutual termination of the merger agreement, unless we seek and find an alternative pathway to obtaining a bank charter and/or bank functionality, our ability to offer a broader range of products and services, and our stock price, may be adversely affected. We could be subject to significant fluctuations in our market price as a result of future developments with respect to the acquisition of Grasshopper and the mutual termination of the merger agreement, and the reaction of financial markets to those developments.

In addition, we have incurred substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, including with respect to obtaining necessary regulatory approvals for the mergers, and the mutual termination of the merger agreement. Because of the mutual termination, the mergers will not be completed and we must recognize these expenses without realizing the previously anticipated benefits of the mergers. Any of the foregoing, or other risks arising in connection with the termination, including the diversion of management attention from pursuing other opportunities, negative publicity and impact to our reputation, and/or potential litigation we may face related to the potential transaction with Grasshopper and/or the mutual termination of the merger agreement, could have an adverse effect on our business, financial condition and results of operations.

It cannot be assured that we will seek an alternative pathway to obtaining a bank charter and/or bank functionality or another merger or acquisition or, if we do seek a bank charter, bank functionality or another merger or acquisition, that we will be successful in obtaining such bank charter or functionality or be able to find a party willing to engage in a transaction at all or on terms substantially similar to or more attractive than the terms offered under the merger agreement with Grasshopper.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides the information with respect to purchases made by us of shares of our common stock:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b)(c) (in thousands)
July 1 – July 31, 2026	26,905	$235.77	26,905	$342,229
August 1 – August 31, 2026	24,263	253.70	23,872	336,173
September 1 – September 30, 2026	192,493	175.48	192,493	302,393
Total	243,661	$189.93	243,270	$302,393

(a) Includes shares withheld from employees as tax payments for shares issued under the Company’s stock-based compensation plans of 391 shares for the month of August. These shares were not acquired pursuant to a publicly announced repurchase plan.

(b) The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended September 30, 2026, the Company reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accounts payable and accrued expenses on the consolidated balance sheet. All dollar amounts presented exclude such excise taxes.

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

ITEM 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

During the quarter ended September 30, 2026, none of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as follows:

On September 17, 2026, Kirk Chartier, Chief Strategy Officer, adopted a written plan for the sale of up to 40,283 shares of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Any sales under the plan may not commence prior to December 17, 2026. The plan will expire on February 11, 2027, or on any earlier date on which all shares subject to the plan have been sold.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Enova International, Inc. Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on July 28, 2023)
3.1
3.2	Enova International, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 17, 2017)

4.1*

Indenture, dated as of August 21, 2026, by and among NetCredit Combined Receivables B, LLC, as Issuer, and Citibank, N.A., as Indenture Trustee, Paying Agent, Note Registrar and Securities Intermediary

4.2*

Second Supplement to Series 2023-1 Indenture Supplement, dated as of September 16, 2026, between OnDeck Asset Securitization IV, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee

4.3*

Series 2026-1 Indenture Supplement, dated as of September 25, 2026, to Base Indenture dated as of July 27, 2023 and amended as of March 20, 2025 and further amended as of November 13, 2025, by and between OnDeck Asset Securitization IV, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee, of up to $500,026,000 of Asset Backed Notes

10.1*

Third Amendment to Note Issuance and Purchase Agreement, dated as of August 14, 2026, by and among NetCredit LOC Receivables 2024, LLC, the note purchasers party thereto, Citibank, N.A. as Collateral Trustee, and Midtown Madison Management LLC, as Administrative Agent

10.2*

Omnibus Amendment - Amendment No. 3 to Credit Agreement and Amendment No. 1 to Backup Servicing Agreement, dated as of September 17, 2026, among HWC Receivables 2023, LLC, as company, the lenders party thereto, Headway Capital, LLC, as originator, Vervent Inc., as backup servicer, Deutsche Bank Trust Company Americas, as paying agent and as custodian, and Atlas Securitized Products Administration, L.P., as administrative agent and as collateral agent

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

Date: October 22, 2026	ENOVA INTERNATIONAL, INC.

	By:	/s/ Scott Cornelis
Scott Cornelis
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)